Form 10-K
period 2005-12-31
Federal Home Loan Bank of Cincinnati
filed 2006-03-23
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 000-51399
FEDERAL HOME LOAN BANK OF CINCINNATI
(Exact name of registrant as specified in its charter)

Federally chartered corporation	31-6000228

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Atrium Two, P.O. Box 598, Cincinnati, Ohio	45201-0598

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (513) 852-7500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
              Class B Stock, par value $100 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                         ☐  Yes  ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).
                                                                                                                        ☐  Yes  ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                                                                        ☐  Yes  ☑  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐                                         Accelerated filer  ☐                                         Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                        ☐  Yes  ☑  No
As of February 28, 2006, the registrant had 35,030,863 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.
Documents Incorporated by Reference: None

PART I
Item 1. Business.
GENERAL
Organizational Structure
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that makes loans to, purchases mortgages from, and provides other financial services to its member financial institutions. Our public policy mission is to facilitate and expand the availability of finance for housing and community lending. We strive to achieve our mission by providing competitive services—primarily a readily available, low-cost source of funds—to our members and by generating a competitive return on members’ capital investment in the FHLBank.
We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System). The FHLBank System has operated since 1932. Each District is segregated by the states in which that FHLBank is permitted to operate. Our District is designated as the Fifth District, which comprises Kentucky, Ohio, and Tennessee.
Each District Bank is a government-sponsored enterprise (GSE) of the United States of America, organized under the authority of the Federal Home Loan Bank Act of 1932 (the Act). A defining characteristic of a GSE is that it is a combination of private sector ownership and public sector sponsorship. Each District Bank operates as a separate entity with its own member-stockholders, employees, and Board of Directors. The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, either directly or indirectly, the debt securities (Consolidated Obligations) or other obligations of the FHLBank System. The FHLBanks are exempt from federal, state, and local taxation (except real property taxes).
In addition to being a GSE, the FHLBank is a cooperative institution. Our capital is voluntarily provided in the private sector by the institutions approved to access our products and services. All Fifth District federally insured depository institutions and insurance companies engaged in residential housing finance that meet standard eligibility requirements are permitted to apply for membership. An institution is permitted to be a member of only one Federal Home Loan Bank, although a holding company may have access to the services of more than one District Bank through separate memberships held by its subsidiaries.
All qualified institutions approved for membership are required to purchase our capital stock as a condition of membership. Capital stock is issued, redeemed, repurchased and exchanged only at its stated par value of $100 per share and, according to law, it is not publicly traded. In accordance with the rules of our Capital Plan, members must also own or purchase additional stock when utilizing certain of our products or services. No other entity or individual is permitted to purchase our capital stock. We do not have any wholly- or partially-owned subsidiaries. Our Capital Plan is discussed below in Item 1. and is available on our Web site (www.fhlbcin.com).
We are permitted to offer our services and products only to member institutions (except that we may extend services to certain non-member housing entities approved to originate mortgages under Title II of the National Housing Act). Membership requirements are less restrictive for Community Financial Institutions, defined as depository institutions insured by the Federal Deposit Insurance Corporation (FDIC) with average total assets over the preceding 3-year period ending in 2005 of $567 million. The average total asset level is $587 million for the 3-year period ending 2006.
The FHLBank System also includes the Federal Housing Finance Board (Finance Board) and the Office of Finance. The Finance Board is an independent agency in the executive branch of the U.S. government that has oversight and regulatory authority over the FHLBanks. The Office of Finance is a joint office of the District Banks established by the Finance Board to facilitate the issuing and servicing of the Consolidated Obligations of the FHLBank System.

Business Activities
Our primary activity is making fully collateralized loans, called Advances, to our members. Together with the issuance of collateralized Letters of Credit, Advances constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as investments on our balance sheet. This program provides members an additional source of liquidity through a competitive alternative to the traditional secondary mortgage market. These three product offerings constitute our “Mission Asset Activity.”
We also provide funding to members through Housing and Community Investment Programs, which include the Affordable Housing Program and other programs. These programs assist members in serving low-income housing markets and community economic development by providing Advances at below-market rates of interest and direct grants to members and their nonprofit partners in support of very low-, low-, and moderate-income customers and communities. In contrast to the Mission Asset Activity identified above, these programs are not intended to generate a profit.
We invest in various highly rated debt and mortgage-related securities. These support our mission by providing liquidity, helping to manage market risk exposure, enhancing earnings, and (through the purchase of mortgage-related securities) supporting the housing market. To a more limited extent, we also provide various correspondent services that assist members in the daily administration of their operations.
We fund assets principally by participating in the issuance of the FHLBank System’s Consolidated Obligations—debt securities— in the capital markets and, secondarily, through our capital. Consolidated Obligations are the joint and several obligations of all 12 District Banks. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, Consolidated Obligations. No FHLBank has ever experienced a credit loss on Advances.
Our franchise value is derived primarily from the ability to provide efficient intermediation between the capital markets and our members. The ability to issue debt securities daily in the capital markets in various maturities, structures, and amounts is a critical component to the success of our operations. We are able to issue a wide range of liquid debt securities at relatively low spreads to benchmark market interest rates represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR). We are also able to execute cost-effective derivative transactions to hedge market risk exposure. These abilities enable us to offer members a wide range of Mission Asset Activity and enable members to access the capital markets, through their activities with the FHLBank, in ways that they may be unable to do as effectively, or at all, without our services.
Our comparative advantage in funding and financing is due largely to our credit ratings. Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign the FHLBank System’s Consolidated Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. In addition, these two rating agencies continue to assign our FHLBank the highest ratings available. The agencies’ rationales for the System’s and our ratings include:
▪	consideration of the FHLBank System’s relation to the United States as a GSE;

▪	the joint and several obligation of Consolidated Obligations;

▪	excellent asset quality with a low level of credit risk and over-collateralization of Advances;

▪	strong liquidity;

▪	conservative use of derivatives;

▪	adequate capitalization relative to our risk profile; and

▪	a permanent capital structure.
A security rating is not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organizations, and each rating should be evaluated independently of any other rating.

Our earnings are derived primarily from net interest income, which is generated from three sources:
▪	the interest income we receive on interest-earning assets minus the interest expense we pay on interest-bearing liabilities;

▪	investment of our capital stock, on which we do not pay interest expense, in Advances, mortgage loans, and other interest-bearing assets; and

▪	leverage of capital with interest-earning assets.
Interest income represents the return from lending and investing. Interest expense represents cost of borrowing funds in the marketplace. Fluctuations in net interest income are a function of changes in a number of factors, including: market yields and rates; repricing and basis mismatches between assets and liabilities; mortgage prepayment speeds; average balances; the amount of capital; the amount of capital leverage; the composition of the balance sheet; Advance prepayments; management’s risk management strategies; and the application of U.S. Generally Accepted Accounting Principles (GAAP). These factors are discussed throughout this document.
The most important requirements of GAAP relevant to our FHLBank are the following (which are discussed in Item 7.’s “Critical Accounting Policies and Estimates” section):
▪	Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities [as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133)].

▪	SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91).
Corporate Objectives and Operating Framework as a Cooperative
Our corporate objectives include:
▪	promoting the expansion of Mission Asset Activity, through competitive pricing, in order to support the availability of financing for housing and community development;

▪	achieving and maintaining an adequate amount of retained earnings to help ensure safety and soundness and promote dividend stability;

▪	maximizing our ability to earn a competitive return on members’ stock investment in order to attract and retain members and capital, encourage growth in Mission Asset Activity, and ensure consistency with maximizing the long-term total return on members’ capital investment;

▪	maximizing contributions to Housing and Community Investment;

▪	minimizing the volatility of economic and accounting earnings, subject to full compliance with all accounting standards;

▪	minimizing long-term market risk exposure; and

▪	minimizing credit risk exposure.
We manage these objectives collectively with tradeoffs that may vary over time. The overarching requirement is to maintain the FHLBank’s safety and soundness. Maintaining the FHLBank System’s triple-A ratings on Consolidated Obligations and our FHLBank’s triple-A ratings are vital components in fulfilling these mission objectives. Given this and our cooperative ownership structure, we strive to maintain limited exposure to business, market, credit and operational risks and to operate with ample liquidity and capitalization. We believe our business is financially sound, conservatively managed, and well capitalized on a risk-adjusted basis.
In this decade, we have implemented two major new business practices to enhance achievement of these corporate objectives: a Capital Plan, which became effective December 30, 2002, and a Retained Earnings Policy, which became effective in July 2004. These are discussed in more detail in Item 1.’s “Capital Resources” section and in Item 7.’s “Capital Resources” and

“Role of the Capital Plan in Risk Management” sections.
Our cooperative ownership structure and the par market value of stockholders’ capital stock mean that the value we generate for our stockholders is derived both from products and services with attractive terms and characteristics and from a competitive dividend return on their capital investment.
We must achieve a balance in fulfilling these two sources of membership value. As a result, our return on average equity (ROE) tends to be low compared to retail and other wholesale financial institutions in which stockholders are not the primary service users. The relatively low ROE heightens the difficulty in balancing the two sources of membership value, because a small change in a variable that drives earnings can have a large effect on profitability. It also requires us to tightly control our risk exposure because a given change in ROE represents a larger percentage change of ROE compared to an institution with a higher ROE.
As an illustration of the tradeoffs between the two sources of membership value, increasing the value of our products and services by, for example, lowering Advance rates or increasing the prices paid for mortgage loans, directly reduces the ROE. However, these actions also can enhance the value of capital over time by raising capital leverage through increased Mission Asset Activity and increasing or maintaining the amount of capital, a sufficient amount of which is critical to ensuring the success of our business model.
Our Board of Directors has emphasized that a key objective of our mission is to generate earnings sufficient to be able to target payment of a stable long-term dividend on members’ stock investment relative to short-term rates and to members’ comparable investment opportunities. We believe members’ investment in our capital stock is similar to investing in high-grade short-term or adjustable-rate money market instruments or in adjustable-rate preferred equity instruments. Thus, we structure our risk exposure so that earnings correlate positively with movements in short-term market rates. Currently, the Board views a competitive dividend payable return as a target spread of 1.50 percentage points above 3-month LIBOR. Stable returns relative to members’ alternative comparable investment opportunities have economic value to stockholders within the context of our cooperative business model in which a portion of membership benefits accrues from relative stock returns and in which members are required to hold our stock at par value. Ensuring stable relative stock returns enables members to plan for a predictable return relative to their investment alternatives.
There is normally a tradeoff between the level of and stability of relative stock returns, both in the near term and the long term. The correlation of stock returns to short-term market interest rates is not perfect because in order for the level of earnings to represent an acceptable return to stockholders we must generally engage in management practices that raise the level of earnings with the tradeoff of partially reducing their correlation to short-term interest rates. This tradeoff forms the core management challenge regarding management of market risk exposure. Our policies addressing market risk exposure establish a framework to successfully resolve this tradeoff. One measure of our ability to achieve a successful resolution is that few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.
REGULATORY OVERSIGHT, AUDITS AND EXAMINATIONS
The Finance Board supervises and regulates the FHLBanks. It is an independent agency in the executive branch of the U.S. government with a five-member board. The President of the United States appoints four board members to serve seven-year terms with the advice and consent of the Senate. The fifth member of the board is the Secretary of the Department of Housing and Urban Development or the Secretary’s designee. The Finance Board’s sole support is through assessments from the 12 FHLBanks; no tax dollars or other governmental appropriations fund the operations of the Finance Board or the FHLBanks.
The Finance Board promulgates Regulations governing the operations of the FHLBanks. Based on these Regulations and its oversight responsibilities, the Finance Board is charged with ensuring that each FHLBank:
▪	carries out its housing and community development finance mission;

▪	remains adequately capitalized;

▪	operates in a safe and sound manner; and

▪	complies with its Regulations.
To carry out these responsibilities, the Finance Board conducts annual on-site examinations, as well as periodic on- and off-site reviews, of each FHLBank. Additionally, we are required to submit monthly financial information to the Finance Board on our financial condition and operating results. Penalties for non-compliance with Finance Board Regulations are not specified in the Regulations and are at the discretion of the Finance Board. Regulations prohibit the public disclosure of examination results.
While each FHLBank has substantial discretion in governance and operational structure, the Finance Board has maintained broad supervisory authority over the FHLBanks. This includes, but is not limited to, the power to remove for cause any director, officer, employee, or agent of an FHLBank, and to issue and serve a notice of charges upon an FHLBank or any executive officer or director to stop or prevent any unsafe or unsound practice or violation of any applicable law, order, rule, regulation, or condition imposed in writing.
An independent registered public accounting firm audits our annual financial statements in accordance with GAAP and using the standards issued by the Public Company Accounting Oversight Board. The FHLBanks, the Finance Board, and Congress all receive the audit reports. The FHLBank System must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report from the independent registered public accountants on the financial statements.
The Comptroller General has authority under the Act to audit or examine the Finance Board and the FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the Act. Furthermore, the Comptroller General may review any audit, or conduct its own audit, of the financial statements of an FHLBank conducted by an independent registered public accounting firm. The Comptroller General must report the results of any such audit review and provide recommendations to the Congress, the Office of Management and Budget, and the FHLBank that was reviewed.
BUSINESS SEGMENTS
We have identified two business segments to manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity: Traditional Member Finance and the Mortgage Purchase Program. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLBank. The measurement of profit or loss and the total assets of each segment are contained in Note 16 of the Notes to Financial Statements.
Traditional Member Finance
Credit Services
General Information . Advances provide members with alternative sources of funding and asset/liability management to retail deposits, other wholesale funding sources, and corporate debt issuance. We approve applications for Advances and disburse Advances based on a member’s financial condition, with strong collateral arrangements in place before Advances are transacted. This system facilitates efficient and fast access to funds by our members, in most cases on a same-day basis. We strive at all times to maintain sufficient amounts and sources of liquidity and to make available a wide range of Advance programs to meet our members’ funding and asset/liability management strategies. Our ability to provide uninterrupted access to competitively priced funding is a major benefit of the Advance programs.
Letters of Credit are contractual commitments we issue on our members’ behalf to guarantee their performance to third parties, the availability of which requires supporting collateral from members. Letters of Credit obligate us, if required under the terms of the contract, to provide direct payments to the third parties and are treated as Advances to the member. The most popular use of Letters of Credit is as collateral in support of public unit deposits. Public unit deposits are deposits held by governmental units at financial institutions. Our Letters of Credit have a triple-A rating by virtue of our long-term credit ratings. We earn a fee on Letters of Credit.
Per Finance Board Regulations, each member must have sufficient collateral arrangements in place with the FHLBank to access our Credit Services. Collateralization is described in detail in Item 7.’s “Credit Risk” section.
Features of Advances. The product line of Advances has expanded over the years to meet the evolving funding and asset/liability management needs of members. We price more than 17 different standard Advance programs every business day, providing members the flexibility to choose and customize their Advances in the following ways (among others):
▪	size: from $1 to a maximum amount limited by our leverage requirements, collateral requirements, available liquidity, and members’ borrowing capacities;

▪	final maturity: from overnight to 30 years;

▪	interest rate: fixed-rate or adjustable-rate coupons;

▪	interest rate index on adjustable-rate coupons (most commonly, 3-month LIBOR);

▪	rate reset for adjustable-rate Advances: monthly, quarterly, or other;

▪	prepayment ability: no, partial, or full prepayment options, some of which involve a fee;

▪	principal paydown: with no, partial, or full amortization of principal; and

▪	interest rate options embedded in Advances (e.g., caps, floors, collars, etc.).
The primary Advance programs are Repurchase Based Advances (REPO Advances), LIBOR Advances, Regular Fixed-Rate Advances, Convertible Fixed-Rate and Convertible Strike Fixed-Rate Advances (together, Convertible Rate Advances), and Mortgage-Related Advances. The Convertible Rate Advance programs were discontinued at the beginning of 2006 and replaced with Putable Rate Advances programs. The difference between Convertible Rate Advances and Putable Rate Advances is that the former provide us an option to convert the Advance to a LIBOR Advance, while the latter provide us an option to terminate the Advance. Existing Convertible Rate Advances programs retain their original terms. Because they had principal balances of $6.8 billion outstanding at December 31, 2005, they continue to be important components of our Mission Asset Activity and earnings.
There are generally no minimum size requirements for Advances except for REPO Advances, which have a minimum size of $15 million, and Putable Rate Advances, which have a minimum size of $5 million. REPO Advances are structured like repurchase agreements from investment banks, except that members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as they do in a repurchase agreement. REPO Advances have fixed rates of interest and short-term maturities from one day to up to one year; a majority have an overnight maturity.
LIBOR Advances have adjustable interest rates that are typically priced off 3-month LIBOR indices. Generally, prepayment in full at LIBOR repricing dates is permitted without a fee. Lockouts, which do not permit prepayment for a period of time, are available for LIBOR Advances.
Regular Fixed-Rate Advances have principal due at maturity. They have no options.
Under one version of the Putable Rate Advance program, the member sells us options to terminate the Advance and the FHLBank may offer a replacement Advance, subject to normal lending requirements, on each option date after a specified amount of time (referred to as a lockout period). In another version, we have the option to terminate the Advance only if LIBOR exceeds a level specified in the Advance contract. The Putable Rate Advance program allows members to choose the frequency of the option dates, which typically are one-time only or quarterly. Selling us these options enables members to secure lower rates on Putable Rate Advances compared to Regular Fixed-Rate Advances with the same final maturity.

Mortgage-Related Advances are long-term fixed rate, amortizing Advances with final maturities of 5 to 30 years. Members can structure amortization and prepayment schedules that may closely follow those of residential mortgage loans. Members are permitted to choose one of two basic structures of prepayment speeds. The first structure is an annual constant prepayment rate, which establishes a fixed and required principal paydown schedule. The second structure permits the member, at its option, to repay principal, once per year, above the scheduled amortization based on actual annualized prepayment speeds experienced on specified 15-year or 30-year current-coupon mortgage-backed securities from Fannie Mae and Freddie Mac. The referenced securities are established as of the Advances trade date. Prepayments in excess of those described for the two program structures are permitted subject to applicable prepayment fees.
Advance Prepayment Fees. We charge members prepayment fees for early termination of many Advance programs when an early termination results in an economic loss to us as required by Finance Board Regulations. The fees are constructed to make us economically indifferent to the prepayment of an Advance based on standard present-value calculations and represent the profit net of hypothetical matched funding costs, measured in current dollars, that we would have earned over the remaining life of the prepaid Advance. If an Advance is prepaid that we have hedged with an interest rate swap, the member may also be assessed a fee to compensate us for the cost, if any, of terminating the interest rate swap before its stated maturity.
All Advance programs are subject to prepayment fees except for certain short-term Advance programs and other programs whose Advances may be prepaid without fees on specific dates (such as repricing dates after lockout periods on LIBOR Advances) or in accordance with a program’s terms (such as the Mortgage-Related Advance programs). Certain Advance programs are structured on a non-prepayable basis, such as REPO Advances.
While prepayment fees are recorded as net interest income when recognized, our practice is generally to not distribute all Advance prepayment fees as dividends in the period they are recognized. Rather, they are amortized into the pool of earnings available to pay as dividends according to the weighted average remaining maturity of the Advances prepaid. This practice synchronizes the available use of the prepayment fees with the income that we would have earned on Advances had they not been prepaid.
Housing and Community Investment
Housing and Community Investment Programs include the Affordable Housing Program, various housing and community economic development-related Advance programs and the American Dream Homeownership Challenge programs. The Affordable Housing Program is funded with an accrual equal to 10 percent of our previous year’s net earnings. This amount is mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The actual disbursement of monies related to these programs does not have an impact on earnings over and above the fundings.
The Affordable Housing Program consists of the Competitive Program and a homeownership set-aside program, Welcome Home Program. The Competitive Program involves distributing funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in semiannual offerings. The Welcome Home Program funds are available continuously throughout the year until the allocated funds are exhausted and are used to assist very low-, low-, and moderate-income families with the down payment and closing costs associated with purchasing a home. Under both programs, the income of qualifying individuals or households must not exceed 80 percent of the area median income. For 2006, 70 percent of the funding accrual is allocated to the Competitive Program while the remaining 30 percent is set aside for Welcome Home.
Other housing and community investment-related programs, not falling under the auspices of the Affordable Housing Program, include the Community Investment Program and the Economic Development Advance Program. These programs provide members with income-targeted below-market rate Advances continuously throughout the year. We provide Community Investment Advances to members at rates equal to our cost of funds, while Economic Development Advances have rates equal to our cost of funds plus a small add-on of three basis points. Members use the Community Investment Program primarily to fund housing and, under certain conditions, community economic development projects, while they use Economic Development Advances exclusively for economic development projects. A third smaller program, the Zero Interest Fund, makes funding available at zero percent interest to members with qualifying housing and economic development projects. We have several internal policies governing each member’s maximum use of these programs.

We introduced the American Dream Homeownership Challenge Program (American Dream) in 2003 in response to President Bush’s Blueprint for the American Dream. Our program endeavors to increase homeownership in the district for minorities and other families and individuals with special needs. The American Dream is an annual grant program approved by our Board of Directors, which may be renewed each year, and is awarded to members in semiannual offerings. It provides grant funds over and above our Affordable Housing Program commitment to enable members to enhance their outreach or to propose other innovative approaches to increase homeownership for minorities and persons with special needs. Our Board of Directors approved $2 million of grants for this program in 2005 and $1 million in 2006. This change was made in the context of establishing a $15 million fund, over and above the funds for the Affordable Housing Program, for use in 2006 and 2007 for grants to our members to assist families displaced by hurricanes in 2005 who wish to secure permanent housing opportunities.
Investments
We invest in highly rated short-term unsecured money market instruments and longer-term unsecured mortgage-related securities. Finance Board Regulations and our Financial Management Policy specify the general guidelines for the types, amounts, and risk profile of investments we are permitted to hold, as well as permissible unsecured credit exposure to eligible counterparties. Short-term money market instruments include overnight and term Federal funds, certificates of deposit, bank notes, bankers’ acceptances, and commercial paper. Longer-term investments we are permitted to hold include:
▪	debt securities issued by the U.S. government or its agencies;

▪	mortgage-backed securities and collateralized mortgage obligations supported by mortgage securities (together, mortgage-backed securities) and issued by government-sponsored enterprises or private issuers that on the purchase date are rated Aaa by Moody’s or AAA by Standard & Poor’s;

▪	asset-backed securities, collateralized by manufactured housing loans or home equity loans and issued by government-sponsored enterprises or private issuers that on the purchase date are rated Aaa by Moody’s or AAA by Standard & Poor’s; and

▪	marketable direct obligations of state, local, or tribal government units or agencies, rated Aaa by Moody’s or AAA by Standard & Poor’s, in which the purchase of such obligations by the FHLBank provides to the issuer the customized terms, necessary liquidity, or favorable pricing required to generate needed funding for housing or community lending.
Finance Board Regulations prohibit us from investing in certain securities considered to have a degree of market risk or credit risk inconsistent with our government-sponsored enterprise status. These include but are not limited to most common stocks, instruments issued by non-United States entities, debt instruments that are non-investment grade on trade dates, and interest-only and principal-only stripped mortgage-backed and asset-backed securities. Finance Board Regulations and our Financial Management Policy also limit our investment in mortgage-backed securities and asset-backed securities by requiring that our total book value of these holdings not exceed 300 percent of our previous month-end capital on the day we trade the securities. We have never purchased any asset-backed securities.
The investments portfolio assists us in four ways to achieve our mission objectives:
▪	Liquidity management. Our investments portfolio helps us manage liquidity by generally enabling us to transform assets to cash without a significant loss of value.

▪	Management of market risk exposure. Short-term money market investments lead to more stable earnings because they typically earn a “locked in” match-funded spread with little market risk. The mortgage-backed securities portfolio enables us, for example, to diversify certain features of the Mortgage Purchase Program such as its preponderance of loans with 30-year terms. It also provides a regular source of investment opportunities, which is important to dynamically manage market risk exposure.

▪	Earnings enhancement. Earnings from the investments portfolio help provide a competitive return to stockholders, help accommodate members’ preferences to hold capital stock in excess of the minimum required to capitalize Advances and mortgage loans, and enhance our commitment to Housing and Community Investment.

▪	Support for housing market. Investment in mortgage-backed securities and state housing finance agency bonds directly supports the residential mortgage market by providing capital and financing for, and management of, the liquidity, interest rate and options risks inherent in mortgages.
Deposits
The Act permits us to accept deposits from members, any institution for which we provide correspondent services, other FHLBanks, and other government instrumentalities. Deposit programs typically provide between one and two percent of our funding resources and provide members with competitive earnings on their liquid deposits with a highly rated entity. We offer several types of deposit programs to members including demand, overnight, term, and Federal funds deposits. Most deposit programs have overnight maturities and are priced off prevailing overnight money market rates. The FHLBank is not required to, and does not, hold collateral for its deposits programs.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
General Information
The Mortgage Purchase Program, which was introduced in 2000, enables us to purchase directly from members both their qualifying conforming fixed-rate conventional 1-4 family mortgages and residential mortgages guaranteed by the Federal Housing Administration (FHA). Mortgages acquired under the Mortgage Purchase Program are referenced on the Statements of Condition as “Mortgage Loans Held for Portfolio.” Members we have approved to sell us mortgage loans are referred to as Participating Financial Institutions (PFIs). A PFI may also be a third-party servicer (subject to our approval) of loans sold to us by other member PFIs.
A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-sub prime) mortgage. Established each year by the Office of Federal Housing Enterprise Oversight (OFHEO) based on data published by the Finance Board on average home prices, that amount was $359,650 in 2005 and is $417,000 in 2006. A “conventional” mortgage refers to non-government-guaranteed mortgages. We are permitted to purchase qualifying mortgage loans within any state or territory of the United States. We do not use any trust or intermediary to purchase mortgage loans from members.
We hold purchased mortgage loans on our balance sheet. Finance Board Regulations do not specifically authorize us to sell loans purchased in the Mortgage Purchase Program, either directly or by securitization, or to purchase any mortgage loans other than those identified in the paragraph above. Prior to engaging in any such business, the FHLBank would need to obtain Finance Board approval of the new business activity. While we have considered the feasibility and economic benefits of selling mortgage loan assets from time to time to third parties as a risk management tool, we have no plans to request the authority to sell or securitize our mortgage loan portfolio.
The Mortgage Purchase Program directly supports our public policy mission of supporting housing finance. By selling mortgage loans to us, members increase their balance sheet liquidity and remove from their balance sheet assets that carry interest rate and prepayment risk. We believe the Mortgage Purchase Program, along with the similar programs at other FHLBanks, promotes a greater degree of competition among mortgage investors, which should benefit households. A primary reason we established the Program was to enable small- and medium-sized community-based financial institutions to participate more effectively in the secondary mortgage market. Secondarily, we believe the Mortgage Purchase Program enhances our long-term profitability on a risk-adjusted basis which should augment the return on stockholders’ capital investment in the FHLBank.
We purchase each mortgage loan pursuant to a Mandatory Delivery Contract. A Mandatory Delivery Contract is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans in the future, with a forward settlement date, at a specified range of mortgage note rates and prices. Most but not all Mandatory Delivery Contracts result in actual settled, purchased loans; a very small percentage of committed loans are not delivered, as permitted by the Program’s policies.
Each Mandatory Delivery Contract is a contract entered into in furtherance of a Master Commitment Contract. We negotiate a Master Commitment Contract with each PFI to provide for a commitment, in which the PFI agrees to make every attempt to sell us a specific dollar amount of loans over a nine-month period. Prior to executing a Mandatory Delivery Contract, a PFI must have on file with us a Master Commitment Contract and a Blanket

Security Agreement to collateralize its obligations.
Each Mandatory Delivery Contract specifies a mortgage product (type, term), dollar amount, range of mortgage note rates, and future delivery date. Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail to us including some underwriting information. If the information on a loan satisfies the Master Commitment Contract, Mandatory Delivery Contract and our underwriting guidelines, we will purchase the loan by placing funds on the settlement date into the PFI’s demand deposit account held with us.
Credit Risk Management
A unique feature of the Mortgage Purchase Program is that it separates the various activities and risks associated with residential mortgage lending. PFIs manage marketing, originating and, in most cases, servicing and, as a practical matter, bear the credit risk. We manage interest rate risk, prepayment risk, liquidity risk and financing of the loans. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI).
We believe our exposure to credit risk on conventional loans purchased in the Mortgage Purchase Program is de minimis. In addition to the homeowners’ equity, this exposure is mitigated by the following credit enhancements (in order of loss absorption):
▪	private mortgage insurance;

▪	a Lender Risk Account (discussed below); and

▪	Supplemental Mortgage Insurance, naming us as insured.
These credit enhancements protect us down to approximately a 50 percent loan-to-value level and result in a AA credit rating on loan pools using a credit assessment model from Standard & Poor’s. In the unlikely event that a member servicer would default on its payment obligation, we hold the collateral pledged under the Blanket Security Agreement and the equity of the PFI’s capital stock in order to reduce or cover any shortfall.
As consideration for bearing and managing the credit risk exposure from the Program’s conventional loans, each PFI is eligible, after a five-year waiting period, to begin receiving a distribution of funds from the Lender Risk Account. The Lender Risk Account is a performance-based holdback of the purchase price of each conventional loan. Each Lender Risk Account is a member-specific credit enhancement. There is a maximum percentage and dollar amount of the funds in a Lender Risk Account that each PFI is eligible to receive. The maximum amount of each Lender Risk Account for each PFI is based on our determination of the losses we expect on the kinds of loans we anticipate will be delivered under a specific Master Commitment Contract.
The amount of funds in a Lender Risk Account that a member receives is based on the actual performance of the loans delivered to us. Although a PFI may have entered into multiple Master Commitment Contracts, its funds in a Lender Risk Account are segregated by Contract. Therefore, claims for loan losses can be made against only the Master Commitment Contract/Lender Risk Account with which they are associated.
Once a Lender Risk Account is exhausted either from scheduled payments to the PFI or from paying losses we have incurred on mortgage loans associated with the Lender Risk Account, we continue to be covered against losses by the Supplemental Mortgage Insurance. We absorb losses only if they exceed the Supplemental Mortgage Insurance.
FHA-backed mortgage loans have a 100 percent U.S. government guarantee and, therefore, we believe that we have no credit risk exposure from these loans.
Earnings from the Mortgage Purchase Program
Earnings from the Mortgage Purchase Program come from monthly interest payments due to us. Reported interest income on each loan is computed as the mortgage note rate multiplied by the loan’s principal balance outstanding, adjusted for the following:
▪	minus servicing costs (which equal 0.25 percent for conventional loans and 0.44 percent for FHA loans and which are retained by the servicer of the loan);

▪	minus the cost of Supplemental Mortgage Insurance (required for conventional loans only);

▪	plus the net amortization of purchase premiums or accretion of purchase discounts; and

▪	plus the net amortization or accretion of fair value adjustments for purchase commitments.
We consider the cost of the Lender Risk Account and Supplemental Mortgage Insurance when we establish prices of conventional loans. Each of these credit enhancement structures is accounted for in the valuation of our expected return on acquired mortgage loans and in a credit risk review performed during the pooling process at which time the dollar amount specified in the PFI’s Master Commitment Contract is fulfilled and the commitment is closed. The pricing of each structure depends on a number of factors and is PFI specific. We do not receive any guarantee or other fees for retaining the risk of losses in excess of the Lender Risk Account and Supplemental Mortgage Insurance.
CONSOLIDATED OBLIGATIONS
Our primary source of funding is through participation in the sale of FHLBank System’s Consolidated Obligations. Consolidated Obligations are the unsecured joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. There are two types of Consolidated Obligations: Consolidated Bonds and Consolidated Discount Notes.
We participate in the issuance of Consolidated Bonds for two purposes:
▪	to finance and hedge intermediate- and long-term fixed-rate Advances and mortgage assets; and

▪	to finance short-term and adjustable-rate Advances by synthetically transforming the Bonds to adjustable-rate LIBOR funding through the execution of interest rate swaps.
The maturity of Bonds typically ranges from one year to 15 years, although it is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also have a TAP Issue Program for fixed-rate, non-callable (bullet) Bonds that uses specific maturities that may be reopened daily during a 3-month period through competitive auctions. The goal of the TAP Issue Program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.
We participate in the issuance of FHLBank System Consolidated Discount Notes to fund short-term Advances, adjustable-rate Advances, certain long-term fixed-rate Advances that we hedge with interest rate swaps, and short-term investments. These debt securities have maturities from one day to one year. They are offered daily through a Consolidated Discount Note selling group. Discount Notes are sold at a discount and mature at par.
The interest rates and prices at which the FHLBank System is able to issue Consolidated Obligations, and their relationship to other products such as U.S. Treasury securities and LIBOR, change frequently. Rates and prices are affected by a multitude of factors including (but not limited to) the following:
▪	overall economic conditions;
▪	credit ratings of the FHLBank System;
▪	the level of interest rates and the shape of the Treasury curve;
▪	the level of asset swap rates and the shape of the LIBOR swap curve;
▪	the volatility of market prices and interest rates;
▪	supply from other issuers (including government-sponsored enterprises and other highly-rated borrowers);
▪	the interest rates and prices of other products in the financial markets such as mortgage-backed securities, repurchase agreements, and commercial paper;
▪	investor preferences for investing in debt securities;
▪	the total liquidity, volume, timing, and characteristics of issuance by the FHLBanks;

▪	the amount and type of Advance demand from the FHLBanks’ members;
▪	political events, including legislation and regulatory action;
▪	interpretations of market events and issuer news;
▪	actions by the Federal Reserve Board;
▪	the presence of inflation or deflation; and
▪	currency exchange rates.
Although the cost of issuing Consolidated Obligations has been volatile, we believe there has not been in recent years a consistent trend or significant change in these factors that has hindered or enhanced the FHLBanks’ ability to issue Obligations.
Finance Board Regulations, which govern the issuance of Consolidated Obligations, prohibit any FHLBank from issuing individual debt securities without Finance Board approval. The FHLBanks issue Obligations through their fiscal agent, the Office of Finance, and they are distributed through dealers selected by the Office of Finance, using various methods including competitive auction and negotiations with individual or syndicates of underwriters. Some issuances are in response to specific inquiries from underwriters. Many Obligations are issued with the participating FHLBank(s) concurrently entering into interest rate exchange agreements with approved counterparties. Issuance volume is not concentrated with any particular underwriter.
Although we are primarily liable for our portion of Consolidated Obligations, i.e., those issued on our behalf, for which we receive the proceeds, we also are jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all such debt. The Obligations for which we are the primary obligor are recorded as a liability in our Statements of Condition. If we do not pay the principal or interest in full when due on any Obligation issued on behalf of our FHLBank, Finance Board Regulation prohibits us from paying dividends or redeeming or repurchasing shares of capital stock.
The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation. The Finance Board’s Regulation on the joint-and-several liability provides the framework for addressing an event in which an FHLBank is unable to repay its participation in an Obligation for which it is the primary obligor. If an FHLBank were unable to do so, each of the other FHLBanks could be called on to repay all or part of the Obligation, as determined by the Finance Board based on a general, not specific, framework.
The Finance Board has never required an FHLBank to make a payment on an Obligation on behalf of another FHLBank. However, if it did, the paying FHLBank(s) would be entitled to reimbursement from the non-complying FHLBank. If the Finance Board were to determine that the non-complying FHLBank was unable to satisfy its reimbursement obligations, then the Finance Board could allocate the outstanding liability among the remaining FHLBanks on any basis it might determine.
Finance Board Regulations require us to maintain the following types of assets free from any lien or pledge in an amount at least equal to the amount outstanding of our participation in Obligations:
▪	cash;

▪	obligations of, or fully guaranteed by, the United States;

▪	secured Advances;

▪	mortgages, which have any guaranty, insurance, or commitment from the United States or any agency of the United States;

▪	investments described in Section 16(a) of the Act, which, among other items, include securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

▪	other securities with long-term ratings of Aaa by Moody’s or AAA by Standard & Poor’s.
The Office of Finance is also responsible for servicing the issuance of Consolidated Obligations and preparing the FHLBank Systems’ quarterly and annual combined financial statements. It serves as one source of information for the FHLBanks on capital market developments. Finally, it administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation (FICO), two corporations established by Congress in the 1980’s to provide funding for the resolution and disposition of insolvent savings institutions.
LIQUIDITY
Similar to funding, our primary source of cost-efficient liquidity under normal operating environments is through participation in the issuance of the FHLBank System’s Consolidated Obligations. The FHLBank System is one of the largest issuers of debt in the worldwide capital markets and has historically enjoyed flexibility in selling debt securities across a wide range of liquid structures at relatively low markups over market interest rates. Short-term liquidity is obtained primarily from the issuance of Discount Notes, and longer-term liquidity from the issuance of Bonds. Capital stock is a minor source of liquidity.
Besides proceeds from debt issuance, our sources of liquidity on a day-to-day basis include cash, maturities of Advances and investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Uses of liquidity include maturities and calls of Obligations, issuance of new Advances, purchase of loans under the Mortgage Purchase Program, purchase of investments, and payment of interest.
As another source of liquidity, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the FHLBank System’s Consolidated Obligations. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There have never been any such purchases by the U.S. Treasury.
Money market investments assist in liquidity management by enabling us to easily transform assets to cash without a significant loss of value. Maintaining a money market investment portfolio also helps enable us to participate in attractively priced debt, on an opportunistic basis. Proceeds from debt issuance can be temporarily invested in short-term liquid assets and quickly accessed to fund demand for Mission Asset Activity as needed, rather than having debt issuance dictated solely by the timing of member demand for funds. In addition, the investment portfolio provides a source of cash to meet potential Advance demand during periods of market volatility when it may not be advantageous or possible to participate in new debt issuance.
Liquidity requirements have increased substantially in the past decade as the dollar amount of Advances has increased and as the dollar volatility of Advances has accelerated. Liquidity requirements also have increased with growth in the Mortgage Purchase Program, in part because these loans typically have longer commitment periods than Consolidated Obligations. We regularly monitor the magnitude of liquidity risks and determine the sources of investments and cash available to meet statutory and regulatory liquidity requirements.
CAPITAL RESOURCES
Capital Plan
Basic Characteristics of Our Capital Plan
The Gramm-Leach-Bliley Act of 1999 (GLB Act), which amended the Act, and related Finance Board Regulations established a new capital structure for the FHLBanks. It replaced the legislative capital structure in place since the founding of the FHLBank System in 1932. The new capital structure includes risk-based and leverage capital requirements; addresses different classes of stock that the FHLBanks are authorized to issue and the rights and preferences that may be associated with each; and requires each FHLBank to submit a Capital Plan to the Finance Board. The Finance Board approved our Capital Plan on November 13, 2002, and we converted to our new capital structure on December 30, 2002. Our Capital Plan and the GLB Act are posted on our Web site (www.fhlbcin.com).
The Capital Plan ties the amount of capital stock each member is required to invest in the FHLBank to both the amount of the member’s assets (membership stock) and the amount of its Mission Asset Activity with us (activity stock). Membership stock is required as a condition of being a member of the FHLBank, regardless of the amount of Mission Asset Activity the member holds with us. Activity stock is required to capitalize our Mission Asset Activity.

An essential feature of our Capital Plan is the concept of “cooperative capital.” This feature permits us, under widely available circumstances, to capitalize a member’s additional Mission Asset Activity with the FHLBank’s excess stock. The FHLBank’s excess stock is stock that we previously have issued to members that is in excess of the amount currently required to satisfy aggregate membership and activity stock requirements. “Cooperative capital” enables us to more efficiently utilize our capital stock.
The GLB Act authorizes us to have up to two classes of stock. Each class may have sub-classes. Class A stock is conditionally redeemable with a six-month written notice from the member, and Class B stock is conditionally redeemable with a five-year written notice. Under our Capital Plan, we offer only Class B stock as described below. Capital stock is issued, redeemed, repurchased, and exchanged only at its stated par value of $100 per share and, because by law it only may be purchased by members, is not publicly traded.
The GLB Act made membership voluntary for all members. Members that voluntarily withdraw their membership are not permitted to reapply for membership in any FHLBank for five years.
The GLB Act and the Finance Board Regulations define total capital for regulatory capital adequacy as the sum of permanent capital, plus any amounts paid in by members for Class A stock; any general loss allowance, if consistent with GAAP and not established for specific assets; and other amounts from sources determined by the Finance Board as available to absorb losses. Permanent capital is defined as the amount paid in for Class B stock plus the amount of retained earnings, as determined in accordance with the regulatory capital provisions as interpreted by the Finance Board. Class B stock includes capital stock classified on our financial statements as equity plus mandatorily redeemable capital stock classified as a liability.
We are required to satisfy three regulatory capital requirements.
▪	We are subject to risk-based capital rules, as discussed in Item 7.’s “Role of the Capital Plan in Risk Management” section. Only permanent capital can satisfy the risk-based capital requirement.

▪	We must maintain at least a 4.00 percent minimum regulatory capital-to-assets ratio.

▪	We must maintain at least a 5.00 percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital.
We are not permitted to redeem or repurchase any of our capital stock in the following circumstances:
▪	if we are not, or would not be upon the redemption or repurchase, in compliance with any of these capital requirements; or

▪	if the Finance Board, or our Board of Directors, determines that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against capital, even if we comply with our minimum capital requirements.
Therefore, a member’s right to have its capital stock redeemed is conditional on the FHLBank maintaining all of its capital requirements.
Membership Stock, Activity Stock, and Excess Stock
Class B stock is issued to meet membership and activity stock purchase requirements. Membership stock is required to become a member and maintain membership and capitalizes our non-Mission Asset Activity, including an assumption of a minimum amount of liquidity. The membership stock requirement currently ranges from 0.03 percent to 0.15 percent of each member’s total assets.
A member may also be required to hold activity stock, separately from membership stock, to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments (GFR), and the principal balance of loans and Mandatory Delivery Contracts in the Mortgage Purchase Program that occurred after implementation of the Capital Plan. Note that this differs from the definition of Mission Asset Activity used throughout this document to describe our business activity with borrowers.

After satisfying its membership stock requirement, each member must maintain an amount of Class B activity stock that results in it meeting or exceeding a minimum percentage, and no more than a maximum percentage, of Mission Asset Activity for each activity type. The current percentages, which have been in effect since the implementation of the Capital Plan, are as follows:

Mission Asset Activity	Minimum Percentage	Maximum Percentage
Advances	2%	4%
GFR	2	4
Mortgage Purchase Program	0	4
If a member owns more stock than needed to satisfy the membership stock requirement and the maximum activity stock percentage for each Mission Asset Activity type, the remaining stock is designated as the member’s excess stock. We are permitted to repurchase excess stock at any time, subject to the terms and conditions of the Capital Plan.
To maintain compliance with our capital regulations, the FHLBank is permitted to adjust the percentage range of the membership stock account and/or activity stock account. Any change to the activity stock requirement may be applied only prospectively to new Mission Asset Activity.
The FHLBank’s excess stock is defined as total Class B stock minus:
▪	total membership stock;

▪	total activity stock calculated at the member’s maximum activity stock percentages;

▪	excess shares created by the most recently paid dividend that are reserved for exclusive use by each member for one quarter after the dividend payment; and

▪	shares subject to redemption and withdrawal notices.
A member is normally permitted to use its own excess stock to capitalize additional Mission Asset Activity. In this case, the stock is removed from excess stock to the member’s activity stock account at the maximum rate in effect at the time of the additional Mission Asset Activity. In this case, also, the FHLBank’s excess stock is correspondingly reduced.
Concept of Cooperative Capital
We capitalize all existing Mission Asset Activity at a rate of 4.00 percent with a combination of members’ activity stock and the FHLBank’s excess stock. Each member’s additional Mission Asset Activity is capitalized at this rate with a combination of the member’s own excess stock, the FHLBank’s excess stock, and/or the member’s purchase of additional activity stock. After exhausting its own excess stock, a member may normally utilize our total unrestricted excess stock to capitalize incremental Mission Asset Activity, at a rate equal to the applicable maximum percentage, as long as it maintains the minimum percentages. This is the basic tenet of the concept of “cooperative capital.”
A member’s use of FHLBank excess stock capitalizes additional Mission Asset Activity with capital stock that is not currently supporting Mission Asset Activity and that is owned by other members. Because we must capitalize all assets with at least 4.00 percent capital, a member’s cooperative use of FHLBank excess stock occurs when the member’s activity stock as a percent of the principal amount of its Mission Asset Activity falls below 4.00 percent.
No member may use more than $200 million of the FHLBank’s unrestricted excess stock. Once a member has no excess stock and once it has exhausted its permitted use of the FHLBank’s excess stock, the member is required to purchase additional shares of capital stock in accordance with the Capital Plan to capitalize additional Mission Asset Activity.
We have the discretion at any time to prohibit members’ use of either their own or the FHLBank’s excess stock for any purpose. We are required to do so if not in compliance with any of our capital requirements and we are permitted to do so if we determine that there is insufficient FHLBank excess stock available. In either case, regardless of whether a member has a positive balance in its excess stock account, the member must purchase additional shares of Class B Stock to meet an increased membership stock requirement or to capitalize increased Mission Asset Activity.
Benefits of the Capital Plan
We believe the Capital Plan enhances our safety and soundness, strengthens our cooperative business structure, enables members to better plan their capital stock investment, Advances and Mortgage Purchase Program activity, and augments the flexibility of our management of capital and market risk. The concept of “cooperative capital” also better enables us to preserve our traditional practice of paying dividends as additional shares of stock rather than cash. Paying stock dividends enables members to have more flexibility in managing the amount of their capital investment in our FHLBank in the context of their business needs. Compared to the prior capital rules, cooperative capital enables us to more likely maintain or increase capital leverage, which would be expected to result in higher dividends, because required stock purchases are smaller. This results in less pressure to repurchase excess stock or pay cash dividends as ways to manage leverage and help ensure competitive dividends.
Finally, the concept of “cooperative capital” better aligns the interests of heavy users of FHLBank services with light users by enhancing the dividend, by not requiring stock purchases to capitalize certain Mission Asset Activity, and by promoting flexibility in the management of dividend rates versus Advance rates and Mortgage Purchase Program prices.
Retained Earnings
Retained Earnings Prior to Adoption of the Retained Earnings Policy
Prior to adoption of a Retained Earnings Policy in July 2004, we had no formal policy mandating a specific level of retained earnings. The Board of Directors had considered the appropriate amount of retained earnings as an ongoing business decision in the context of paying competitive dividends and maintaining the FHLBank’s safety and soundness.
Between 1989 and 2001, our retained earnings increased only $10 million, from $33 million to $43 million. However, our total assets and capital stock grew significantly. There were three primary reasons we had not increased our retained earnings commensurate with growth in assets and capital stock:
▪	In 1989, the Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) confiscated all of the FHLBank System’s retained earnings—which represent earnings not paid out as dividends to stockholders—to help fund the bailout of insolvent savings institutions. This created a disincentive for the FHLBanks to build up retained earnings. Until the GLB Act of 1999, it was unclear who legally owned the FHLBanks’ retained earnings.

▪	In the early and mid 1990’s, the FHLBanks were actively recruiting new members to the System, as FIRREA had permitted commercial banks to become members of the FHLBank System for the first time in its history. Promoting membership to new members incented this FHLBank to maximize the dividend rate paid from available earnings as one of the two primary sources of membership value.

▪	The FHLBank had a business model and operated in a business environment that created relatively minimal amount of earnings volatility and impairment risk: there was no Mortgage Purchase Program, no SFAS 133 accounting requirement, little if any SFAS 91 impact, and a relatively smaller amount of volatility in Advance balances.
Growth in Retained Earnings and Adoption of the Retained Earnings Policy
From the end of 2001 to the end of 2005, retained earnings increased from $43 million to $208 million. In the fourth quarter of 2003, the Finance Board released two guidance bulletins requiring each FHLBank to address its management strategy regarding retained earnings and adopt a formal retained earnings policy. After considerable analysis and discussion during late 2003 and the first half of 2004, our Board of Directors adopted a formal Retained Earnings Policy in July 2004.
In addition to the regulatory requirement, there are several business reasons why retained earnings have increased aggressively since 2001 and why the Board of Directors formally adopted a Retained Earnings Policy:
▪	A formal retained earnings policy increases the clarity and transparency of the Board’s decision-making process regarding capital management.

▪	The Mortgage Purchase Program has made short-term and long-term earnings more volatile because of its prepayment optionality including application of SFAS 91 accounting for purchase premiums and discounts. It has also raised the level of earnings, which better enables us to increase retained earnings while continuing to pay competitive dividends.

▪	Application of SFAS 133 to the use of derivatives has increased potential earnings volatility.

▪	The increased volatility of Advance balances has increased earnings volatility.

▪	Retained earnings augment our ability to maintain stable dividends, which, in turn, enhances the market’s perception of the low risk of the FHLBank System’s Consolidated Obligations and can help maintain or improve debt costs and debt liquidity.

▪	The GLB Act unambiguously stated that retained earnings are owned by stockholders.
The Retained Earnings Policy establishes a range of required retained earnings we believe are sufficient to help ensure that dividend payments are competitive and stable over time and to help protect members’ capital investment in the FHLBank against the risk of impairment. Impairment risk is defined as severe earnings losses that exceed the amount of our retained earnings for a period of time determined to be other than temporary and which could force members to write down the par value of their stock investment in the FHLBank. The Policy also establishes a time schedule for increasing the amount of retained earnings to within the required range.
The original Policy required that the amount of retained earnings equal or exceed $130 million by the end of 2005, $160 million by the end of 2007, and $190 million by a time consistent with the goal of continued payment of competitive dividends on our capital stock. The Policy requires the Board to review, and amend as prudent, the Retained Earnings Policy at least annually. In November 2005, during its annual review of the Policy, the Board maintained the target $160 million level of retained earnings but changed the lower end of the range to $110 million and raised the upper end to $215 million. The reasons for the wider range of retained earnings were that we believe there is a trend towards greater earnings volatility and that the ROE relative to short-term interest rates is likely to decline in the next several years compared to the years 2002-2005. However, we continue to believe that there is minimal impairment risk.
Several factors resulted in the assessment related to the level and volatility of earnings: a less favorable base-case interest rate environment—higher interest rates and a flatter yield curve—compared to the environment used in 2004’s retained earnings analysis; maturity over the next three years of a large amount of low cost debt; greater variability in mortgage spreads; changes in accounting for SFAS 133; and the desire to ensure a reserve of retained earnings related to the $15 million hurricane fund.
The Board of Directors decides on changes in the actual amount of required retained earnings in the context of ensuring payment of competitive dividend rates and ensuring that members’ stock investment does not become impaired. There is no priority of dividend payments over growth in retained earnings, or vice-versa. The appropriate level and change in retained earnings and dividends are considered jointly because both are important components of capital management and important sources of membership value. Increasing retained earnings at the expense of providing members a competitive long-term dividend return could result in unintended consequences of a reduction in Mission Asset Activity, a decrease in stock balances, and deterioration in the long-term total return of stockholders’ investment. Raising dividends at the expense of having an inadequate amount of retained earnings could lower the value of members’ stock investment.
RISK MANAGEMENT
The FHLBank is exposed to various risks. These include business risk, market risk (also referred to as interest rate risk), credit risk, liquidity risk, and operational risk. A primary objective of our mission is to effectively manage risk while expanding Mission Asset Activity and generating earnings that ensure stockholders a competitive return on their capital investment. Our goal is not to eliminate risk, but to manage it by establishing appropriate policy limits and by dynamically engaging in risk control activities.
Our Board of Directors is required to monitor, oversee, and control all corporate risks and to establish corporate objectives regarding risk tolerances and financial performance expectations. The Board of Directors has delegated to senior management the responsibility for actively controlling risks. The framework within which we manage risk has two general categories:
▪	The Board of Directors must adopt, have in place at all times, and review annually a Risk Management Policy that establishes policies and procedures addressing exposure to business risk, market risk, credit risk, liquidity risk, and operational risk. These policies and procedures must comply with all Finance Board Regulations and must be designed to achieve continuing compliance with safe and sound operations. The Risk Management Policy also requires senior management to perform annually, in writing, a thorough assessment of all material risks, which our Board of Directors reviews.

▪	The Board of Directors must have in place at all times a Strategic Business Plan that describes how our business activities will achieve our mission and manage our risks.
The Risk Management Policy and the Strategic Business Plan, as well as our cooperative business model, are intended to ensure limited risk exposures from ongoing operations in the following broad ways:
▪	by emphasizing the anticipation of and responses to business risk;

▪	by defining permissible lines of business;

▪	by limiting the kinds of assets we may hold and the kinds of hedging and financing arrangements we may use;

▪	by strictly limiting the amount of market risk, credit risk, liquidity risk, and accounting risk to which we may be exposed; and

▪	by requiring strict adherence to internal controls, adequate insurance coverage, and tested and high quality information systems.
We believe the ability to continue to achieve our mission objectives is most affected by business risk and market risk. We believe our exposures to credit risk and operational risk are minimal. We believe our exposure to business risk is more difficult to manage than market risk, because of the inherent uncertainty of predicting the evolution of external factors that affect our business. However, our Capital Plan, which permits and/or requires us to hold capital requested for redemption for up to five years and to raise additional capital if needed for safety and soundness, in conjunction with our Retained Earnings Policy, provide us with tools to respond to business risk events that could potentially threaten the level or volatility of our profitability, or our safety and soundness.
On an enterprise wide basis, the FHLBank has an active process of managing its risk exposures through regular formal meetings of several groups. These include senior management staff meetings, the Asset Liability Management Committee, the Disclosure Committee, the Financial and Correspondent Services Committee, the Business Resumption and Contingency Planning Committee, and the Operations Steering Committee. Risk is also managed via regular monthly reporting to and discussion with the Board of Directors, as well as continuous monitoring, assessment, discussion and decision-making among key personnel across the FHLBank.
USE OF DERIVATIVES
As with our participation in debt issuances, two primary reasons we use derivatives are to:
▪	hedge market risk exposure; and

▪	provide intermediation between the preferences of the capital markets for the kinds of debt securities in which they want to invest and the preferences of member institutions for the kinds of Advances they want to hold and the kinds of mortgage loans they want to sell.

Finance Board Regulations and our Financial Management Policy establish guidelines for the execution and use of derivative transactions. Permissible derivatives include interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts executed as part of our market risk management and financing. We are prohibited from trading in or the speculative use of these instruments and have limits on the amount of credit risk to which we may be exposed from derivatives. We account for all derivatives at fair value in accordance with SFAS 133.
We engage in derivative transactions to complement our participation in debt issuance in hedging the market risk exposure of Advances and mortgage commitments. The most common sources of market risk exposure that we hedge with derivatives include changes in:
▪	interest rates;

▪	the relationship between short-term and long-term interest rates (i.e., the slope of the U.S. Treasury, LIBOR, and Consolidated Obligation yield curves);

▪	the relationship between FHLBank System debt spreads and other interest rate indices, primarily LIBOR and U.S. Treasury yields;

▪	the relationship between FHLBank System debt spreads and mortgage yields; and

▪	the relationship between fixed rates and variable rates.
The most common ways we use derivatives are to:
▪	preserve a favorable interest rate spread between the yield of an asset and the cost of the supporting Consolidated Obligations. Without the use of derivatives, this interest rate spread could be reduced or eliminated if the structures of the asset and Obligations do not have similar characteristics such as maturity and the level and characteristic of the interest rates (e.g., fixed/variable terms);

▪	reduce funding costs by executing a derivative concurrently with the issuance of Consolidated Bonds;

▪	hedge Advances (e.g., Convertible Rate and Putable Advances) for which our members have sold us options embedded within the Advances; and

▪	hedge the market risk associated with timing differences in the settlement of commitments in the Mortgage Purchase Program and Consolidated Obligations.
Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing economic and GAAP earnings volatility, including volatility from the use of derivatives. Our primary philosophy regarding the use of derivatives is to execute those that we expect to be highly effective hedges of market risk exposure by closely mirroring the terms and characteristics of the derivatives and related hedged instruments. Therefore, we expect our use of derivatives to result in minimal economic earnings volatility and to generally receive fair value hedge accounting treatment under SFAS 133. Because of these two factors, our use of derivatives has historically created a modest amount of GAAP earnings volatility.
We have not executed, nor do we currently have plans to execute, any derivatives to hedge market risk on a macro, or entire, balance sheet level or to hedge the market risk of mortgage assets, except for the commitment period of Mandatory Delivery Contracts in the Mortgage Purchase Program. We believe that, as a rule, their economic benefits are not sufficient to outweigh the increased costs and risks to our business, including the potential implications for accounting earnings volatility, which our Board of Directors views as an important consideration. Also, given the amount of our mortgage assets, we have been able to utilize on-balance sheet Consolidated Obligations to hedge their market risk exposure.
Some derivatives could be highly effective economic hedges, but not receive fair value hedge accounting, such as in the case of a derivative hedging a derivative. In these cases, we would consider executing such derivatives if, in our judgment, their expected economic benefits outweighed their cost and the potential accounting earnings volatility from application of SFAS 133. Our consideration of the potential economic benefits of using derivatives includes the increased business and operational costs—additional staff and systems for analysis, transacting, reporting, and controls—that would result from using them.
We also believe that the market price of executing derivatives in which we purchase options could be more costly compared to the alternative of on-balance sheet instruments. Executing these types of derivatives at reasonable market prices would typically involve executing them with options that have exercise levels significantly out of the money. This practice would make them relatively ineffective in controlling the exposure of market risk and earnings risk to more moderate changes in interest rates.
MEMBERSHIP TRENDS
The number and composition of members have stabilized in recent years after a period of rapid expansion in the early 1990s. This earlier growth was a result of the FIRREA legislation of 1989 that made commercial banks and credit unions eligible for membership in the FHLBank System, which improved the potential number of members from the System’s traditional thrift membership base. Membership eligibility for insurance companies was included in the original 1932 legislation. FHLBank membership grew from 345 in 1990 to 731 at year-end 1996. From 1997 to the present, membership has remained steady in the mid-700s, with the number of new members offset by a similar number of exiting members resulting from mergers and acquisitions. Currently, in the Fifth District there are a limited number of financial institutions eligible for membership that are not already members.
COMPETITION
Numerous economic and financial factors influence the competition for wholesale lending to members. The most important factor that affects Advance demand is the general availability of competitively-priced local retail deposits, which most members view as their primary funding source, in amounts and maturity structures that meet members’ funding needs. While retail deposits may be readily available, the maturities are usually shorter-term (less than three years) and could produce interest rate risk exposure for those members that hold a material amount of longer-term assets, such as fixed-rate mortgages. In such cases, members commonly use longer-term Advances to manage interest rate risk exposure by reducing the repricing gap between assets and liabilities.
Due to the difference in asset size and resources, smaller members typically do not have access to certain funding sources that may be available to larger members. While both small and large members typically have access to brokered deposits, repurchase agreements and public unit deposits, large members also have access to subordinated debt and commercial paper facilitated through the national and global credit markets. Public unit deposits compete with Advances as an alternative funding source for members. However, the use of such deposits typically requires the pledging of securities or other acceptable forms of collateral, including our Letters of Credit, to the public unit. As a result, public unit deposits can suppress Advance activity but at the same time stimulate the use of our Letters of Credit.
The holding companies of some of our large asset members have membership(s) in other FHLBanks through affiliates chartered in another FHLBank district. Others could easily initiate memberships in other FHLBank districts, either with or without altering their organizational structure. Most of our small asset members do not have a sufficient holding company structure to support multiple FHLBank memberships.
Access to Mission Asset Activity and dividends on capital stock holdings is available through each FHLBank membership. The ability of some members to have multiple FHLBank memberships under the same holding company enables the member to consider the most attractive pricing and characteristics of Mission Asset Activity. The resulting competition among one or more FHLBanks for the business of multiple-membership institutions is similar to the competition that FHLBanks have with other providers of wholesale funding and other investors in mortgages. There are also the added considerations of the dividends on the capital stock investment in the context of the FHLBank System’s cooperative ownership structure, the perceived safety and soundness of other FHLBanks, the quality of FHLBanks’ capital plans, and members’ evaluation of the actual or perceived benefits of diversifying business relationships among FHLBank memberships. We regularly monitor, to the extent possible, the pricing and offerings of Mission Asset Activity, the dividend and earnings performance, and the quality of other FHLBanks’ capital plans. We work to foster and maintain positive long-term business relationships between our FHLBank and our members.
We consider our competition for Mission Asset Activity with retail deposit sources, investment banks, and other GSEs to be more intense, as a whole, than with other FHLBanks. Although we do not currently have a process to track a comprehensive listing of the amount of Advances and stock held by affiliates of our large asset members that have memberships with other FHLBanks, we are considering the feasibility of implementing a process. Such a listing may be difficult to develop, particularly given that some of our member institutions are associated with foreign holding companies or do not provide public filings. In addition, the ability of financial institution holding companies to quickly create new affiliates could have implications for the FHLBank’s membership and activity usage. This fact makes analysis of institutions’ current membership statuses across the FHLBank System an incomplete gauge to determine the potential extent of competition with other FHLBanks.
The primary competitors for the loans we are currently permitted to purchase under the Mortgage Purchase Program are other housing government-sponsored enterprises (Fannie Mae, Freddie Mac), government agencies (Ginnie Mae), and other FHLBanks and private issuers. We compete primarily based on price, products, and services. Fannie Mae and Freddie Mac in particular have long-established and efficient programs and are the dominant purchasers of residential conforming fixed-rate conventional mortgages. In addition, a number of private financial institutions have established securitization programs over the years, which reduces the amount of mortgages available for sale to other institutions.
With regard to the issuance of Consolidated Obligations, the FHLBank System competes primarily with the other government-sponsored housing enterprises as well as other entities that issue unsecured debt in the national and global markets, including the U.S. government. Competition revolves around the following factors:
▪	interest rates offered on debt;

▪	the market’s perception of the credit quality of the issuing institutions regarding the ability to make timely principal and interest payments;

▪	the market’s perception of the liquidity of debt;

▪	the types of debt structures offered, including the issuance of debt linked with the concurrent execution of derivatives; and

▪	the effectiveness of marketing and executing the various debt structures to meet investors’ needs for diversification in their holdings.
PERSONNEL
As of February 28, 2006, we had 172 full-time employees and 4 part-time employees. Our employees are not represented by a collective bargaining unit.
TAXATION
Although we are exempt from all federal, state, and local taxation other than real property taxes, we are obligated to make payments to REFCORP in the amount of 20 percent of net earnings after operating expenses and Affordable Housing Program (see Notes 1, 9 and 10 of the Notes to Financial Statements) expense but before charges for REFCORP. REFCORP was established by an Act of Congress in 1989 to help facilitate the U.S. government’s bailout of insured depositors of failed financial institutions. The REFCORP assessments are used by the Treasury to pay a portion of the annual interest expense on long-term obligations issued to finance a portion of the cost of the bailout. Principal of those long-term obligations is paid from a segregated account containing zero-coupon U.S. government obligations, which were purchased using funds that Congress directed the FHLBanks to provide for that purpose. In addition, annually the System must set aside for the Affordable Housing Program the greater of $100 million, or 10 percent, of the current year’s net earnings before charges for the Affordable Housing Program and interest related to mandatorily redeemable capital stock but after expenses for REFCORP.
Currently, the combined assessments for REFCORP and the Affordable Housing Program are the equivalent of a 26.9 percent effective annualized net tax rate. Despite our tax exempt status, any cash dividends issued by us to members are taxable dividends to the members and do not benefit from the corporate dividends received exclusion.
Item 1A. Risk Factors.
The following discussion summarizes the important risks we believe the FHLBank faces. The list is not exhaustive, and therefore there may be others we face that are not included here. The risks discussed below, if realized, could negatively affect our business, financial condition, and/or results of operations. The results could be that our stockholders would not be paid a competitive dividend, our members would have less access to competitively priced Mission Asset Activity, stockholders would request redemption of a portion of their capital or request withdraw from membership (both referenced herein as “request withdrawal of capital”), and investors in our debt would have an increased risk of not receiving their principal and/or interest payments on a timely basis. We make no assessment here of the likelihood of these risks, or their severity should they occur. Where applicable, the risk factors include reference to additional related information in this document.
A change in investors’ or rating agencies’ perception of GSEs may raise our debt costs and/or lower our credit ratings.
In the last several years, negative accounting and other business issues at GSEs, including other FHLBanks, may have caused investors and rating agencies to assess that the FHLBank System’s debt securities are riskier investments and may have caused higher debt costs. The triple-A ratings of the System’s Consolidated Obligations are based in part on our status as a GSE, including the belief that the U.S. government would support the FHLBank System’s debt in a credit crisis, although it has no legal obligation to do this. If these perceptions change, the System’s debt ratings, debt costs, and ability to access debt markets on favorable funding terms could suffer. This could result in lower earnings, less attractive terms of Mission Asset Activity, reduced Mission Asset Activity, stockholder requests to withdraw capital, and difficulty in refinancing outstanding Consolidated Obligations as they come due.
Impaired access to the capital markets could reduce liquidity, decrease the amount and attractiveness of Mission Asset Activity, and lower earnings.
Our primary long-term source of funding and liquidity is through access to the capital markets for participation in the issuance of debt securities, and our primary sources of tools to manage market risk are through the issuance of debt securities and derivative transactions. An impaired ability to access these markets beyond our contingency liquidity plans, due to events internal or external to our FHLBank, could significantly harm our financial condition and results of operations in all areas.
The joint and several liability for Consolidated Obligations could decrease earnings and our ability to extend members Mission Asset Activity on favorable terms.
The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation. Although this has never occurred, and although no FHLBank has ever defaulted on its principal or interest share of an Obligation, if one of these did occur, any liability assigned to our FHLBank could significantly decrease earnings, reduce Mission Asset Activity, and cause stockholders to request withdrawal of capital.
New or changes in legislation or Finance Board Regulations could increase our operating costs, lower profitability, raise uncertainty among our member stockholders, and reduce Mission Asset Activity and capitalization.
As GSEs, the FHLBanks are governed by federal laws and regulations as established by the Finance Board. As a financial regulator, the paramount concern of the Finance Board is to ensure the safety and soundness of the FHLBanks. The legislative mandates and regulations applied to the FHLBank System may compete with our corporate objectives in terms of maximizing the value of membership. The legislative or regulatory environment could be changed in a manner that would negatively impact our members’ ability and preference to hold our capital stock or engage in Mission Asset Activity with us. For example, requiring significantly increased retained earnings to protect members’ capital investment against impairment could reduce dividend payments and ultimately affect stockholders’ preferences to continue providing capital and engaging in Mission Asset Activity.
Economic downturns could decrease our Mission Asset Activity and lower our profitability.
Demand for Mission Asset Activity is correlated with the general health of the economy and business conditions. A persistently weak or recessionary economy could lower the amount of Mission Asset Activity, decrease earnings, and, at the extreme, result in stockholder requests to withdraw capital from our FHLBank.
Increased competition could decrease the amount of Mission Asset Activity, reduce our access to the capital markets, and lower earnings and capitalization.
We operate in a highly competitive environment for our Mission Asset Activity and debt issuance. Unfavorable changes in our competitive position could lower the amount of Mission Asset Activity, narrow spreads to funding costs on Mission Asset Activity, impair our ability to access the capital markets on favorable terms, reduce earnings and liquidity and, at the extreme, cause stockholders to request withdrawal of capital.
The concentration of Mission Asset Activity and capital among a small number of members could significantly affect our financial condition, pricing of Mission Asset Activity, and profitability.
A relatively small number of members constitute the bulk of our Mission Asset Activity and capitalization. These members could decrease their Mission Asset Activity and the amount of capital stock they hold with us. This could occur from mergers and acquisitions activity or from reduced demand for our products and services in response to changes in competitive conditions, in an economic downturn or in the members’ internal asset/liability and risk management strategies. Substantial reductions in Mission Asset Activity or capital by these members could affect the pricing of Mission Asset Activity for other members, materially decrease earnings, and, at the extreme, cause other stockholders to request withdrawal of capital.
The amount of our retained earnings may be insufficient to preserve a competitive dividend return or protect stockholders’ capital investment against impairment.
If the amount of retained earnings is insufficient when combined with current earnings, or if we are unable for regulatory reasons to distribute our retained earnings to stockholders, such that we cannot pay a competitive dividend, members may withdraw capital. At the extreme, if the amount of retained earnings were insufficient to protect stockholders’ capital investment against losses, the value of our capital stock on members’ books could be reduced below its par value.
Changes in application of relevant accounting standards, especially SFAS 133 and SFAS 91, could materially increase earnings volatility and consequently reduce the quality of members’ capital investment, the amount of Mission Asset Activity and the amount of capital.
To date, we are not aware of any material effects on our Mission Asset Activity or capitalization because of our application of SFAS 133 and SFAS 91. If we were required to change our application of these two accounting standards, if we began to engage in a larger amount of derivatives involving economic hedges under SFAS 133, or if we significantly increased the amount of mortgage assets leading to greater volatility from SFAS 91, the resulting increase in the volatility of our earnings could cause members to hold less Mission Asset Activity with us and cause stockholders to request withdrawal of capital.
Changes in interest rates could significantly reduce our ability to pay members a competitive dividend from current earnings.
The competitiveness of our earnings compared to stockholders’ alternative investment choices is normally most exposed to (separately) sharp increases in short-term interest rates and sharp decreases in long-term interest rates. In some scenarios, changes in interest rates could result in our profitability being below stockholders’

expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and stockholders could request withdrawal of capital.
We may not be able to effectively or economically hedge the potential volatility in mortgage prepayment speeds, which could lower profitability and make it more volatile, as well as hinder our ability to offer the Mortgage Purchase Program.
Volatility in mortgage prepayments that we may ineffectively hedge is the second most important component of changes in earnings, after changes in interest rates. If this factor were to lower profitability significantly or to increase its volatility, our credit ratings could deteriorate and stockholders could request withdrawal of capital.
Our spreads on assets to funding costs may narrow because of changes in market conditions and competitive factors, resulting in lower profitability.
Our asset spreads tend to be narrow compared to those of many other financial institutions, resulting in a relatively low level of profitability. Substantially and permanently lower assets spreads could make our profitability uncompetitive against stockholders’ alternative investment choices, which could result in deterioration of one of the two sources of membership value and cause stockholders to request withdrawal of capital.
We are exposed to credit risk that, if realized, could materially and adversely affect our financial condition and results of operations.
Credit risk exposure exists from Advances, loans under the Mortgage Purchase Program, investments, and interest rate swaps. Although we believe that all Mission Assets are strongly protected against credit risk exposure, most investments and interest rate swaps are unsecured. Although we lend investments and execute derivatives with highly-rated institutions, if a credit risk event were to occur with a large unsecured position, earnings could decrease significantly, our credit ratings could deteriorate, our debt costs could increase, we could find it difficult to access the capital markets, stockholders could request withdrawal of capital, and we might not be able to make principal and interest payments on our debt obligations.
Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.
As a financial company, our business success depends, in large part, on our ability to attract and retain key personnel. Competition for the most qualified people can be intense and should we be unable to hire or retain effective key personnel our profitability and financial condition could deteriorate.
Failures or interruptions in our internal controls, information systems and other operating technologies could hurt our financial condition, results of operations, reputation, and relations with members/stockholders.
Failures or interruptions could occur from, among other things, human error, fraud, system breakdowns, natural or man-made disasters, and unfavorable changes in operating processes. We provide no assurances that we would be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures or interruptions.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
Our offices are located in 70,879 square feet of leased space in downtown Cincinnati, Ohio. We also maintain a leased, fully functioning, back-up facility in suburban Cincinnati. Additionally, we lease a small office in Nashville, Tennessee for the area marketing representative. We believe that our facilities are in good condition, well maintained, and adequate for our current needs.
Item 3. Legal Proceedings.
We are subject to various pending legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
In accordance with the Federal Home Loan Bank Act and Finance Board Regulations the FHLBank is currently authorized to have 16 directors, comprised of 10 industry directors elected by members and six public interest directors appointed by the Finance Board.
Currently, the FHLBank has 12 directors, comprised of two industry directors from Kentucky, six industry directors and one public interest director from Ohio, and two industry directors and one public interest director from Tennessee. The Finance Board has not filled the seats of two public interest directors whose terms expired at year-end 2004 and two more public interest directors whose terms expired at year-end 2005. The terms of the two remaining public interest directors expire at year-end 2006. The FHLBank continues to have 10 industry directors.
Finance Board Regulations govern the process by which industry directors are elected. The Finance Board designates each elective directorship as representing the members that are located in a particular state. The board of directors (or an officer designated by the board) of each member that maintains a principal place of business in the state to be represented by a directorship may nominate a candidate for that directorship. To be eligible to serve as a director, a candidate must be a citizen of the United States, and an officer or director of a member institution that is located in his or her respective state that meets all of its minimum capital requirements established by its appropriate Federal banking agency or appropriate state regulator.
For each directorship that is to be filled in an election, each member institution that is located in the state to be represented by the director is entitled to cast one vote for each share of stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year. However, the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of FHLBank stock that were required to be held by all members located in the state. A member is not permitted to split its votes between candidates and must cast all its votes for one candidate for each directorship.
The election process is conducted by mail. Our Board of Directors does not solicit proxies, nor are member institutions permitted to solicit proxies, in an election. Further, no director, officer, employee, attorney, or agent of the FHLBank is permitted to support, directly or indirectly, the nomination or election of a particular individual for an elective directorship.
In 2005, we conducted an election of directors to fill four Ohio industry directorships. There were no open directorships in Kentucky or Tennessee. The election commenced in June 2005 when nomination certificates were mailed to eligible member institutions. Eight individuals were nominated for the four open seats. Seven ran for election. The individual who declined the nomination was John W. Kozak. Mr. Kozak, an FHLBank director whose term on the board expired on December 31, 2005, notified the FHLBank during the third quarter of 2005 that he would not stand for re-election as a director of the FHLBank.

One hundred and ninety-eight members participated in the election. The results of the election are provided below:

Name	Votes Received
Stephen D. Hailer	2,271,948
Richard C. Baylor	2,246,856
Robert E. Brosky	2,096,120
Michael R. Melvin	1,762,781
Louis G. Petros	567,140
Jon W. Park	446,970
Jack R. Harper	294,360
As a result, the individuals listed below were elected. Each will serve a three-year term beginning on January 1, 2006 and expiring on December 31, 2008.

Stephen D. Hailer	Robert E. Brosky
President and Chief Executive Officer	President and Chief Executive Officer
North Akron Savings Bank	First Federal Savings and Loan Association of Lorain
Akron, Ohio	Lorain, Ohio

Richard C. Baylor	Michael R. Melvin
President and Chief Executive Officer	President
Advantage Bank	Perpetual Federal Savings Bank
Cambridge, Ohio	Urbana, Ohio
Also, in 2005, William Y. Carroll Sr., an elected industry director, switched affiliation between two Tennessee member institutions, which produced a temporary vacancy on the board. In accordance with legislation and regulations governing board vacancies, the board elected Mr. Carroll to fill this vacancy enabling him to serve the remainder of his elective term through 2007.
The directors who will serve on the board in 2006 and the expiration date of their terms are listed below.

Charles J. Koch, Chair	12/31/2006
Carl F. Wick, Vice Chair	12/31/2006
Richard C. Baylor	12/31/2008
Charles Beach, Jr.	12/31/2006
Robert E. Brosky	12/31/2008
William Y. Carroll, Sr.	12/31/2007
B. Proctor Caudill, Jr.	12/31/2006
Stephen D. Hailer	12/31/2008
Michael R. Melvin	12/31/2008
James R. Powell	12/31/2007
R. Stan Puckett	12/31/2007
Stephen B. Smith	12/31/2006
See “Item 10. Directors and Executive Officers of the Registrant” for further information.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
By law, only our members (and former members that typically have outstanding Mission Asset Activity in run-off) may own our stock. As a result, there is no public market for our stock. The par value of our capital stock is $100 per share. As of December 31, 2005, we had 742 member stockholders and 35,035 thousand shares of capital stock outstanding, all of which were Class B Stock.
We paid quarterly dividends for the noted periods as outlined in the table below. All of these dividends were paid in the form of capital stock, except that fractional share amounts were paid in cash.

(Dollars in thousands)	2005		2004
		Percent Per		Percent Per
Quarter	Amount	Annum	Amount	Annum
First	$42,077	4.500	$35,921	4.000
Second	45,328	4.875	36,387	4.000
Third	41,948	4.875	39,297	4.250
Fourth	50,075	5.750	40,052	4.250
By regulation, we may pay dividends on our capital stock only out of retained earnings or current net earnings. Generally, our Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. However, we may not declare or pay a dividend if, after distributing the dividend, we would fail to meet any of our capital requirements. We also may not declare any dividend when we are not in compliance with all of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the FHLBank. We currently expect to continue to pay dividends at a spread above comparable short-term interest rates.
RECENT SALES OF UNREGISTERED SECURITIES
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $31.6 million, $43.1 million and $70.5 million of such credit support during 2005, 2004 and 2003, respectively. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. Selected Financial Data.
The following table presents selected balance sheet information (based on book balances), income statement data and financial ratios for the five years ended December 31, 2005.

	Year Ended December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001

BALANCE SHEET DATA:

Total assets	$77,179,850	$76,576,528	$77,143,574	$71,070,673	$61,300,722
Advances	40,261,623	41,300,942	43,129,143	40,063,195	35,222,620
Mortgage loans held for portfolio, net	8,418,139	8,370,495	8,101,158	3,766,684	566,334
Loans to other FHLBanks	—	—	—	—	100,000
Investments (1)	28,201,045	26,654,963	25,610,320	26,808,247	25,084,378
Deposits	910,453	1,031,641	1,413,057	2,332,278	1,635,000
Consolidated Obligations (2)	71,097,695	70,450,665	69,804,325	63,033,687	55,167,796
Mandatorily redeemable capital stock	418,381	34,344	—	—	—
Affordable Housing Program	91,035	88,919	85,632	82,213	75,183
Payable to REFCORP	15,773	15,110	11,770	12,432	11,912
Capital stock – putable	3,503,481	3,799,852	3,645,253	3,548,001	3,197,393
Retained earnings	207,785	167,540	92,150	64,708	42,940
Total capital	3,709,062	3,963,163	3,733,673	3,611,244	3,239,811

INCOME STATEMENT DATA:

Net interest income (3)	$339,420	$301,758	$227,668	$264,646	$273,262
Provision for credit losses on mortgage loans	—	—	—	—	—

Net interest income after provision for credit losses on mortgage loans	339,420	301,758	227,668	264,646	273,262

Other income	3,678	43,876	36,026	4,226	7,235
Other expenses	42,617	36,448	31,287	25,942	22,886

Income before assessments	300,481	309,186	232,407	242,930	257,611
Assessments	80,808	82,139	61,659	64,451	68,100

Income before cumulative effect of change in accounting principle	219,673	227,047	170,748	178,479	189,511
Cumulative effect of change in accounting principle (5)	—	—	—	—	(926)

Net income	$219,673	$227,047	$170,748	$178,479	$188,585

Dividends paid in stock	$179,279	$151,415	$143,153	$156,268	$197,662
Dividends paid in cash	149	242	153	443	184

Total dividends paid	$179,428	$151,657	$143,306	$156,711	$197,846

Weighted average dividend rate (6)	5.00%	4.13%	4.00%	4.63%	6.72%
Return on average equity	5.79	5.97	4.66	5.17	6.22
Return on average assets	0.28	0.28	0.22	0.27	0.32
Average net interest margin (3) (7)	0.43	0.38	0.30	0.40	0.47
Capital-to-assets ratio at period end	4.81	5.18	4.84	5.08	5.29
Operating expense to average assets	0.042	0.035	0.032	0.032	0.034

(1)	Investments include interest-bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 13 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was as follows (in millions):

$937,460	$869,242	$759,529	$680,695	$637,332

(3)	Includes Advances-related items of (in thousands):

SFAS 133 basis adjustments (4)	$(1,254)	$(37,560)	$(24,718)	$—	$—
Prepayment fees on Advances, net	337	69,244	29,817	26,341	2,474

Total	$(917)	$31,684	$5,099	$26,341	$2,474

(4)	Amortization of basis adjustments on modified hedge relationships decreased “Net interest income” and increased the gain on SFAS 133 market adjustments in “Other income” by these amounts.
(5)	We adopted SFAS 133 as of January 1, 2001, and recorded a net gain of $2.1 million on trading securities and a $3.0 million net realized and unrealized loss on derivatives and hedging activities.
(6)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.
(7)	Net interest margin is net interest income as a percentage of average earning assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties affecting our forward-looking statements include the following:
▪	the effects of economic and market conditions on demand for Advances and mortgage assets, including changes in economic growth, interest rates, interest rate spreads, interest rate volatility, mortgage originations and prepayment activity;

▪	the demand for Advances resulting from changes in members’ merger and consolidation activity, deposit flows and credit demands;

▪	political events, including legislative, regulatory, judicial, or other developments that could affect the FHLBank, our members, counterparties, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, purchases of mortgage loans and issuance of Consolidated Obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	changes in investor demand for Consolidated Obligations and/or in the terms of derivatives;

▪	the timing and volume of market activity;

▪	the ability to successfully manage new products and services;

▪	the volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for member obligations and/or for counterparties to derivatives;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks; and

▪	inflation and deflation.
The FHLBank does not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE SUMMARY
Financial Condition
Mission Asset Activity was relatively constant year over year in 2005. The balance of Mission Asset Activity at year end was $49.93 billion, a decrease of $0.76 billion (1.5 percent) over year-end 2004. Mission Asset Activity for 2005 averaged $54.74 billion, virtually the same as 2004’s average. This performance of Mission Asset Activity in 2005 over 2004, on an average and ending basis, resulted from a slowdown in members’ overall Advance demand, acquisitions of two large members by non-Fifth District financial institutions, and a relatively unfavorable market environment for originations of fixed-rate residential mortgage loans that we are permitted to purchase.
The principal balance of Advances at the end of 2005 was $40.16 billion, a decrease of $0.76 billion (1.9 percent) over year-end 2004, while the year-to-date average principal balance of Advances was $44.84 billion, an increase of $0.15 billion (0.3 percent) over 2004’s average. The principal balance and composition of Advances continued to be volatile. The daily volatility of Advance balances increased in 2005 compared to prior years. We believe the ability of members to quickly and cost-effectively change how they use Advances is a significant source of value from membership.
The Mortgage Purchase Program continued the trend of modest purchases that began in 2004. In 2005, we executed $1.72 billion of new mortgage purchase commitments, while principal paydowns totaled $1.70 billion. The outstanding principal balance of outstanding loans in the Program at the end of 2005 was $8.32 billion, an increase of $0.05 billion (0.6 percent) over year-end 2004.
We accrued $25.9 million in 2005 for future use in the Affordable Housing Program, $0.5 million more than the amount in 2004. Awards of new funds in 2005 under the Housing and Community Investment Program totaled $31.2 million, including $29.2 million in the Affordable Housing Program and $2.0 million in the American Dream Homeownership Challenge program. Average 2005 Advance balances outstanding in the Housing and Community Investment Program totaled $919 million.
Results of Operations
Net income in 2005 was $219.7 million, a decrease of $7.4 million from 2004. Our primary indicator of profitability, ROE, averaged 5.79 percent in 2005, compared to 5.97 percent in 2004 and 4.66 percent in 2003. The ROE in 2005 was at a spread of 2.23 percentage points above 3-month LIBOR, which averaged 3.56 percent during the period, compared to a spread of 4.35 percentage points in 2004 (on a 1.62 percent average 3-month LIBOR) and 3.45 percentage points in 2003 (on a 1.21 percent average 3-month LIBOR).
The primary reason for the decrease in earnings and profitability was a $68.9 million reduction in Advance prepayment fees (they were less than one million dollars in 2005). Excluding these prepayment fees (after accounting for the effect of assessments), net income improved by $43.3 million in 2005. This change occurred from continual increases in short-term interest rates that improved the earnings generated from investment of interest-free capital and our overnight asset gap.
In 2005, we distributed $179.4 million of current earnings to stockholders as a return on their capital investment in our company. This amount represented a 5.00 percent annualized stock dividend, which was 1.44 percentage points above the average 3-month London InterBank Offered Rate (LIBOR), compared with 2.51 percentage points in 2004 and 2.79 percentage points in 2003. Given our cooperative business model, we believe the dividend rate paid in 2005 was consistent with a competitive return on capital stock and the Board of Directors’ dividend payable target of 1.50 percentage points above 3-month LIBOR, on average, over the long-term.
As indicated by ROE exceeding the dividend rate paid, we did not distribute all current earnings to stockholders as a return on their capital investment. This continued a trend beginning in 2002. The amount of retained earnings increased $40.2 million (24.0 percent) in 2005 over year-end 2004. At the end of 2005, there was $207.8 million of retained earnings, compared with $167.5 million at the end of 2004 and $42.9 million at the end of 2001. We believe the amount of retained earnings added in the prior three years enhances protection of members’ capital investment against impairment risk, helps to ensure stable, competitive dividends in the future and provides a cushion to pay for our hurricane relief fund, described below.
The lower spread in 2005 in the ROE and dividend rate paid relative to short-term interest rates, compared with the spreads in 2004 and 2003, was consistent with trends we normally experience when short-term interest rates increase. Even accounting for the large decrease in Advance prepayment fees, the ROE spread to 3-month LIBOR fell in 2005 over 2004. Other factors that contributed to the reduction in the ROE and dividend spread included:
▪	the continued accumulation of new mortgage assets at relatively narrow spreads;

▪	less leverage of capital;

▪	maintenance of a strategy to reduce our market risk exposure profile;

▪	the maturity of an amount of the low cost debt that had been issued in 2001 through 2003;

▪	a continued trend in the composition of Advances towards those with narrower spreads; and

▪	a faster growth rate in operating expenses compared to that of capital stock.
In 2005, for the 19th consecutive year, our Board of Directors continued to authorize a strategy of paying dividends in the form of additional shares of stock. We believe that payment of stock dividends, compared to cash dividends, provides members more flexibility with their FHLBank capital investment within the context of their management of liquidity, market risk exposure, funding requirements, asset concentration, and corporate taxation.
Primary Business Related Developments
SEC Registration
On June 23, 2004, the Finance Board unanimously adopted a rule requiring each FHLBank to enhance its financial disclosures by voluntarily registering a class of equity securities with the SEC under Section 12(g) of the Securities Exchange Act of 1934. Our registration statement on Form 10 became effective on February 3, 2006.
Proposed Legislation/Regulations for Government-Sponsored Enterprises
The House Financial Services Committee and the Senate Banking, Housing and Urban Affairs Committee each passed bills, on May 25 and July 28, 2005, respectively, in the 109th session of Congress. The bills are designed to strengthen the regulation and oversight of Fannie Mae, Freddie Mac and the FHLBanks. Both bills would create a new independent agency to oversee the housing GSEs. The full House of Representatives passed its bill, H.R. 1461, on October 26, 2005. No action has been scheduled on the Senate Floor. Dozens of witnesses have been called to testify regarding the legislation, including our FHLBank President, David H. Hehman. His testimony offered support for a regulatory structure that preserves the FHLBank System’s housing finance mission and its cooperative ownership structure. To date no new legislation has been enacted. We cannot predict whether legislation ultimately will be enacted that includes the FHLBanks and, if enacted, what effect the legislation would have on the FHLBanks.
The Finance Board approved a proposed rule on March 8, 2006, that would raise the minimum level of retained earnings, limit the amount of dividends paid until the retained earnings target is achieved, prohibit stock dividends, and restrict the amount of excess stock the FHLBanks may accumulate. We believe the proposed rule could have an impact on the amount and form of dividends we could pay, and on our business activity generally. Following publication of the proposed rule in the Federal Register, which occurred on March 15, 2006, the public will have a 120-day comment period, which ends on July 13, 2006.
Membership and Capital Stock Changes
Two large-asset members merged with out-of-district financial institutions and became nonmembers. Their total capital stock balance as of their respective merger dates was $346.4 million, of which $174.6 million was excess stock, and their Credit Services balance totaled $2.70 billion. By the end of 2005, their Credit Services totaled $886.0 million.

Our largest stockholder and Advance borrower requested redemption of $125 million of excess stock. We repurchased the stock in June 2005.
Hurricane Relief Fund
We established a $15 million fund for use over the next two years, up to a maximum of $7.5 million per year, for grants to our members to assist families displaced by hurricanes in 2005 who wish to secure permanent housing opportunities.
Change in Federal Reserve Bank Policy Statement on Payments System Risk
In September 2004, the Federal Reserve Board announced that, beginning on July 20, 2006, it will require Federal Reserve Banks to release interest and principal payments on securities issued by GSEs and certain international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. Currently, the Federal Reserve Banks process and post these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury securities’ interest and redemption payments, even if the issuer has not fully funded its payments. While the issuer will determine the timing of these payments during the day, each issuer will be required to fund its interest and principal payments by 4 p.m. Eastern Time, in order for the payments to be processed that day. A Fed Industry Working Group on Payments System Risk Policy Changes has been established to help market participants identify potential market disruptions and determine and understand the new payment environment. The policy changes may have an effect, which may be positive or negative, on the cash management routines and related business practices of the FHLBank System and our FHLBank. However, at this time, it is not possible to predict what, if any, effect there will be.
Outlook, Challenges and Opportunities
We believe our cooperative business model is fundamentally stable and will enable us to continue to achieve our mission. There are several challenges and concerns we see.
Advances
Mission Asset Activity is concentrated among several members. This has been the primary cause of the large amount of Advance volatility. It also presents the risk that Mission Asset Activity may be subject to sharp reductions. The greater volatility in Advance balances over the last several years represents an on-going business risk to continue maintaining and growing the balance of our primary Mission Asset Activity in a stable, consistent fashion. Actual or potential mergers of our members, and competition for borrowings, may affect Advance demand over the long run and/or further increase its volatility. This is especially so because a number of our large members are affiliates of holding companies chartered outside the Fifth District or that own affiliates outside the Fifth District. This could either dampen growth in Advance balances, as in the case with two recent large out-of-District mergers, or offer the potential to improve growth in Advance balances if we are the beneficiary of such mergers.
Significant reductions in Advances could also negatively impact the ability to continue paying competitive dividends over the long term, potentially causing us to consider adjustments to our Capital Plan, Retained Earnings Policy, capitalization, pricing of Mission Asset Activity and dividend payments, all of which could have ramifications beyond the reduction in Advances.
Mortgage Purchase Program
Because of changes in market conditions, the growth of asset purchases and balances in the Mortgage Purchase Program slowed substantially in 2004 and 2005, compared with 2002 and 2003. We believe the Program’s ability to continue to serve our members’ needs over the long term will depend on the successful marketing of the Program to members who currently do not actively participate in it and the development of additional products and features. We continually examine the product line and features of the Program for possible enhancements that could more fully support our members’ needs to access the secondary mortgage markets. However, given current regulatory restrictions on the kinds of residential mortgages we may purchase, we continue to be limited in the overall competitiveness of the Program.
Net spreads to funding costs on mortgage assets continued to be narrow versus historical comparison. This market condition has existed since the last quarter of 2003. The narrower spreads on mortgage assets are impacting earnings and the competitiveness of our pricing of the Mortgage Purchase Program. We continually assess the competitiveness of the pricing of this Program within the contexts of our cooperative business model and the tradeoffs between balancing the expansion of Mission Asset Activity, the economic use of capital to support assets, the risk-adjusted return of these assets, and our corporate goal to pay a competitive dividend return on members’ capital investment. If the narrow mortgage spreads continue indefinitely, we would expect the Program’s growth to be further constrained.
Earnings and Profitability
We also continue to focus on expected and unexpected earnings volatility, the level of profitability, and the adequacy of retained earnings to provide a dividend stabilization reserve. The strong financial performance in the last four years has enabled us to pay stockholders a competitive return on their capital investment while also enabling us to augment retained earnings by a significant amount.
The recent years’ strong financial performance may not continue at the same level. We anticipate that the next several years will present earnings challenges compared to the level of profitability over the last four years. Earnings relative to short-term interest rates are expected to be at or below the performance level we believe our business model supports on a long-term, steady-state basis. The factors identified above that have affected the dividend spread in 2005 could result, if they persist, in a further narrowing of the dividend spread to 3-month LIBOR. Sharply higher short-term interest rates or lower long-term interest rates would also pressure the dividend spread. We are also concerned about the potential earnings effects of a large amount of low cost debt scheduled to mature in the next three years. There is an interplay among Mission Asset Activity levels, asset spreads, membership levels, capital levels, and earnings that require us to actively balance achievement of our two primary mission goals.
Debt Costs
Finally, we are focused on the potential effects of external pressures on the primary sources that drive our ability to add value to members’ capital investment, expand Mission Asset Activity, and fulfill our public mission. These sources include competitive debt costs, flexible capital market access to issue debt, and intermediation between our members and the capital markets through Mission Asset Activity. Pressures on the cost of funds of the FHLBank System’s Consolidated Obligations could occur from news regarding financial results, change(s) in the credit rating(s) of and/or accounting practices at other GSEs, including other FHLBanks, and the uncertainty of potential legislative changes to our regulatory environment.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
The primary external factors that affect our net interest income are market interest rates, the general state of the economy, especially in the Fifth District states, and financial condition trends of our members. Economic growth in 2005 indicated a continuation, from 2004, of a moderate expansion of economic activity. After increasing 4.2 percent in 2004, inflation-adjusted Gross Domestic Product (GDP) grew 3.8 percent, 3.3 percent, 4.1 percent, and 1.6 percent, respectively, in each quarter of 2005. Most analyst surveys expect growth to rebound in 2006 from the fourth quarter 2005 results. Regional surveys of business activities by the Federal Reserve indicate that the economies of the Fifth District states have expanded at similar rates to the national economy.
Our Advance demand tends to correlate positively with members’ loan growth and inversely with their deposit growth. Loan growth of Fifth District financial institutions was 3.1 percent in 2003, 10.6 percent in 2004, and 3.6 percent in 2005 (through September). Their deposit growth was 3.2 percent in 2003, 3.9 percent in 2004, and 1.9 percent in 2005 (through September). An imbalance between loan and deposit growth would be expected to affect Advance demand. The imbalance evidenced in 2004 may help account for the record peak in Advance balances experienced in 2004. The slowdown in loan growth relative to the slowdown in deposit growth in 2005 may have contributed to the relatively stagnant Advance balances in 2005.

The following tables show key market interest rates for the periods presented (obtained from Bloomberg L.P.).

	Year 2005		Year 2004
	Average	Ending	Average	Ending

Federal Funds Target	3.19%	4.25%	1.34%	2.25%
3-month LIBOR	3.56	4.54	1.62	2.56
2-year LIBOR	4.23	4.85	2.72	3.45
5-year LIBOR	4.48	4.88	3.84	4.03
10-year LIBOR	4.73	4.94	4.69	4.64
2-year U.S. Treasury	3.84	4.40	2.36	3.07
5-year U.S. Treasury	4.04	4.35	3.41	3.61
10-year U.S. Treasury	4.28	4.39	4.26	4.22
15-year mortgage current coupon (1)	4.93	5.31	4.63	4.62
30-year mortgage current coupon (1)	5.39	5.76	5.30	5.25

	Year 2005 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Federal Funds Target	2.44%	2.91%	3.42%	3.97%
3-month LIBOR	2.84	3.28	3.77	4.34
2-year LIBOR	3.81	4.01	4.31	4.79
5-year LIBOR	4.28	4.30	4.46	4.88
10-year LIBOR	4.69	4.59	4.64	5.00
2-year U.S. Treasury	3.43	3.63	3.94	4.35
5-year U.S. Treasury	3.88	3.87	4.02	4.38
10-year U.S. Treasury	4.29	4.15	4.20	4.48
15-year mortgage current coupon (1)	4.74	4.77	4.89	5.31
30-year mortgage current coupon (1)	5.25	5.21	5.34	5.77

	Year 2005 by Quarter - Ending
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Federal Funds Target	2.75%	3.25%	3.75%	4.25%
3-month LIBOR	3.12	3.52	4.07	4.54
2-year LIBOR	4.19	3.98	4.57	4.85
5-year LIBOR	4.62	4.13	4.65	4.88
10-year LIBOR	4.94	4.33	4.79	4.94
2-year U.S. Treasury	3.78	3.64	4.17	4.40
5-year U.S. Treasury	4.17	3.70	4.19	4.35
10-year U.S. Treasury	4.48	3.92	4.33	4.39
15-year mortgage current coupon (1)	5.02	4.65	5.08	5.31
30-year mortgage current coupon (1)	5.49	5.02	5.52	5.76

(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.
The trends of rising short-term interest rates and a flatter yield curve that began in the second quarter of 2004 continued in 2005. From the historically low levels reached in the first quarter of 2004, short-term interest rates rose approximately 325 basis points by the end of 2005, while from the end of 2004 they rose approximately 200 basis points. Short-term LIBOR increased more than the overnight Federal funds target rate because LIBOR tends to anticipate actions of the Federal Open Market Committee. Our earnings on short-term and adjustable-rate assets and liabilities are affected more by changes in LIBOR than Federal funds because we hold more assets, liabilities, and interest rate swaps that have coupon rates indexed to LIBOR than to Federal funds.
In 2005 and 2004, intermediate- and long-term interest rates increased less than short-term interest rates, with the amount of increase tending to vary inversely with the maturity term and index (i.e., LIBOR versus U.S. Treasury securities). In addition, intermediate- and long-term interest rates, including mortgage rates, were more volatile than shorter-term interest rates, which had a uni-directional movement upward in the second half of 2004 and all of 2005.

The changes in interest rates and the shape of the yield curve in 2004 and 2005 affected our market risk exposure profile and our earnings trends in the following ways, which are discussed in more detail in the “Components of Net Interest Income” and “Segment Information” sections of the “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management”:
▪	earnings increased from the investment of interest-free capital;

▪	earnings decreased from partially funding long-term assets with short-term liabilities;

▪	earnings increased from funding overnight Advances with one week to one month liabilities;

▪	the book yields on new mortgage assets compared to the cost of new Consolidated Obligations decreased and continued to be volatile, in part corresponding to changes in the shape of the yield curve;

▪	we reduced our market risk exposure to potential changes in long-term interest rates, in part because the flatter yield curve lowered the opportunity cost of reducing our market risk exposure;

▪	earnings decreased from replacing maturing long-term unswapped Consolidated Obligations that had relatively low rates with higher rate liabilities; and

▪	actual mortgage prepayment speeds (which are strongly affected by the historical evolution of interest rates, especially long-term interest rates) relative to retirement of Consolidated Obligations slowed, on average, during the second half of 2004 and 2005, compared with 2003 and the first half of 2004, although they were still faster in 2005 than retirements of related debt.

ANALYSIS OF FINANCIAL CONDITION
Introduction: Asset Composition and Trends in Mission Asset Activity
The tables below and on the next page present ending and average balance data for asset composition, dollar changes in balances, and percentage changes of balances for major asset categories for the last three years. Please reference these tables in the subsequent discussion of the analysis of asset trends.
Asset Composition — Ending Balances (Dollars in millions)

	2005				2004				2003
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$40,157	52.0%	$(762)	(1.9)%	$40,919	53.4%	$(852)	(2.0)%	$41,771	54.1%	$3,533	9.2%
Other items (1)	105	0.2	(277)	(72.5)	382	0.6	(976)	(71.9)	1,358	1.8	(467)	(25.6)

Total book value	40,262	52.2	(1,039)	(2.5)	41,301	54.0	(1,828)	(4.2)	43,129	55.9	3,066	7.7

Mortgage loans held for portfolio
Principal	8,324	10.8	52	0.6	8,272	10.8	286	3.6	7,986	10.4	4,268	114.8
Other items	94	0.1	(5)	(5.1)	99	0.1	(16)	(13.9)	115	0.1	66	134.7

Total book value	8,418	10.9	47	0.6	8,371	10.9	270	3.3	8,101	10.5	4,334	115.1

Investments
Mortgage-backed securities
Principal	12,240	15.9	581	5.0	11,659	15.3	488	4.4	11,171	14.5	635	6.0
Other items	7	—	(16)	(69.6)	23	—	(7)	(23.3)	30	—	35	700.0

Total book value	12,247	15.9	565	4.8	11,682	15.3	481	4.3	11,201	14.5	670	6.4
Short-term money market
Principal	15,927	20.6	988	6.6	14,939	19.5	580	4.0	14,359	18.6	(1,826)	(11.3)
Other items	(4)	—	—	—	(4)	—	(3)	300.0	(1)	—	—	—

Total book value	15,923	20.6	988	6.6	14,935	19.5	577	4.0	14,358	18.6	(1,826)	(11.3)
Other long-term investments	31	—	(7)	(18.4)	38	—	(13)	(25.5)	51	0.1	(42)	(45.2)

Total investments	28,201	36.5	1,546	5.8	26,655	34.8	1,045	4.1	25,610	33.2	(1,198)	(4.5)

Total earning assets	76,881	99.6	554	0.7	76,327	99.7	(513)	(0.7)	76,840	99.6	6,202	8.8
Other assets	299	0.4	49	19.6	250	0.3	(54)	(17.8)	304	0.4	(129)	(29.8)

Total assets	$77,180	100.0%	$603	0.8	$76,577	100.0%	$(567)	(0.7)	$77,144	100.0%	$6,073	8.5

Other Business Activity (Notional)
Letters of Credit	$1,406		$(9)	(0.6)	$1,415		$(484)	(25.5)	$1,899		$(112)	(5.6)

Mandatory Delivery Contracts	$39		$(36)	(48.0)	$75		$(255)	(77.3)	$330		$(1,911)	(85.3)

Total Mission Asset Activity (2) (Principal and Notional)	$49,926	64.7%	$(755)	(1.5)	$50,681	66.2%	$(1,305)	(2.5)	$51,986	67.4%	$5,778	12.5

(1)	The majority of these balances are SFAS 133-related basis adjustments.

(2)	Includes Advances, mortgage loans held for portfolio, Letters of Credit and Mandatory Delivery Contracts.

Asset Composition — Average Balances (Dollars in millions)

	2005				2004				2003
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$44,840	56.5%	$152	0.3%	$44,688	55.5%	$2,103	4.9%	$42,585	55.3%	$6,951	19.5%
Other items (1)	234	0.3	(644)	(73.3)	878	1.1	(818)	(48.2)	1,696	2.2	490	40.6

Total book value	45,074	56.8	(492)	(1.1)	45,566	56.6	1,285	2.9	44,281	57.5	7,441	20.2

Mortgage loans held for portfolio
Principal	8,347	10.5	255	3.2	8,092	10.1	1,495	22.7	6,597	8.6	4,785	264.1
Other items	95	0.1	(11)	(10.4)	106	0.1	7	7.1	99	0.1	79	395.0

Total book value	8,442	10.6	244	3.0	8,198	10.2	1,502	22.4	6,696	8.7	4,864	265.5

Investments
Mortgage-backed securities
Principal	11,906	15.0	738	6.6	11,168	13.9	768	7.4	10,400	13.5	1,435	16.0
Other items	17	—	(10)	(37.0)	27	—	10	58.8	17	—	21	(525.0)

Total book value	11,923	15.0	728	6.5	11,195	13.9	778	7.5	10,417	13.5	1,456	16.2
Short-term money market
Principal	13,652	17.2	(1,537)	(10.1)	15,189	18.9	(21)	(0.1)	15,210	19.7	(3,030)	(16.6)
Other items	(3)	—	(2)	(200.0)	(1)	—	—	—	(1)	—	1	(50.0)

Total book value	13,649	17.2	(1,539)	(10.1)	15,188	18.9	(21)	(0.1)	15,209	19.7	(3,029)	(16.6)
Other long-term investments	33	0.1	(9)	(21.4)	42	0.1	(24)	(36.4)	66	0.1	(36)	(35.3)

Total investments	25,605	32.3	(820)	(3.1)	26,425	32.9	733	2.9	25,692	33.3	(1,609)	(5.9)
Loans to other FHLBanks	14	—	(43)	(75.4)	57	0.1	26	83.9	31	—	27	675.0

Total earning assets	79,135	99.7	(1,111)	(1.4)	80,246	99.8	3,546	4.6	76,700	99.5	10,723	16.3
Other assets	255	0.3	6	2.4	249	0.2	(113)	(31.2)	362	0.5	1	0.3

Total assets	$79,390	100.0%	$(1,105)	(1.4)	$80,495	100.0%	$3,433	4.5	$77,062	100.0%	$10,724	16.2

Other Business Activity (Notional)
Letters of Credit	$1,414		$(389)	(21.6)	$1,803		$(56)	(3.0)	$1,859		$90	5.1

Mandatory Delivery Contracts	$134		$(76)	(36.2)	$210		$(834)	(79.9)	$1,044		$278	36.3

Total Mission Asset Activity (2)
(Principal and
Notional)	$54,735	68.9%	$(58)	(0.1)	$54,793	68.1%	$2,708	5.2	$52,085	67.6%	$12,104	30.3

(1)	The majority of these balances are SFAS 133-related basis adjustments.

(2)	Includes Advances, mortgage loans held for portfolio, Letters of Credit and Mandatory Delivery Contracts.
A key component of our mission is to expand the amount of Advances and loans under the Mortgage Purchase Program. Mission Asset Activity includes the following components:
▪	principal balance of Advances;

▪	the notional principal amount of Letters of Credit;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
We define non-mission assets as other assets, the non-principal balances (i.e., “Other items” in the table above) of Advances and Mortgage Loans Held for Portfolio, and investments. We do not consider these items to be Mission Asset Activity because they do not represent transactions made with members and are not the basis for determining market risk and credit risk from holding assets. These other items include SFAS 133 basis adjustments, premium and discount balances, and other adjustments to principal in order to arrive at book values recorded on the Statements of Condition. Although investments do not represent Mission Asset Activity, they are important in helping us fulfill our mission by, for example, providing liquidity and supporting dividend payments.
To measure the extent of our success in achieving growth in Mission Asset Activity, we consider changes in both period-end balances and period-average balances. There can be large differences in the results of these two computations. Average data can provide more meaningful information on trends in Mission Asset Activity and earnings than end-of-period data because the latter can reflect day-to-day volatility unrelated to trends.
The daily average dollar amount of total Mission Asset Activity for 2005 was virtually constant compared to 2004, after increasing $2,708 million (5.2 percent) in 2004 and $12,104 million (30.3 percent) in 2003. This result occurred from a slowdown in members’ overall Advance demand, acquisitions of two large members by non-Fifth District financial institutions, and a relatively unfavorable market environment for originations of fixed-rate residential mortgage loans.
The sharp growth in average Mission Asset Activity in 2003 occurred from more Advance usage of several large members and ramp up of the Mortgage Purchase Program after its implementation in 2000 and phase-in in 2001 and 2002. The slower average growth in 2004 compared to 2003 was the result primarily of the actions of several large members in the second half of 2003 and throughout 2004 to restructure their liability positions, of mergers related to four large-asset members, and a less favorable market environment for originations of fixed-rate residential mortgage loans.
By contrast, total Mission Asset Activity balances at the end of 2005 were $755 million (1.5 percent) lower than at the end of 2004. They were $1,305 million (2.5 percent) lower at the end of 2004 than the end of 2003 and $5,778 million (12.5 percent) higher at the end of 2003 than the end of 2002. The primary reason for the differences between these changes in average and ending balances over the last three years is that Advance balances exhibit a great deal of daily volatility.
One representation of the volatility of Mission Asset Activity is illustrated in the following table (which uses month-end principal balances/notional). In 2005, the month-end Mission Asset Activity outstanding ranged from a high of $56,441 million in April to a low of $49,926 million in December. In 2004, the range was a high of $59,409 in August and a low of $47,423 in March. Most of the volatility was evident in the Advance programs. Structuring our Advance programs to enhance members’ ability to quickly and efficiently change their usage of Advances without onerous financial cost, in response to their changing business and funding requirements, is a significant way we provide value to members. Balances in the Mortgage Purchase Program can also be volatile due to, among other things, changes in mortgage prepayment speeds and supply and demand conditions in the primary mortgage origination market.

					Total
(In millions)			Mortgage	Mandatory	Mission
		Letters of	Purchase	Delivery	Asset
Month-End	Advances(1)	Credit	Program(2)	Contracts	Activity
December 2005	$40,157	$1,406	$8,324	$39	$49,926
November	42,893	1,394	8,412	21	52,720
October	43,709	1,382	8,490	47	53,628
September	43,253	1,374	8,581	66	53,274
August	43,906	1,372	8,722	46	54,046
July	44,261	1,434	8,604	289	54,588
June	42,282	1,379	8,385	147	52,193
May	44,246	1,400	8,255	177	54,078
April	46,752	1,421	8,207	61	56,441
March	44,800	1,432	8,008	50	54,290
February	44,519	1,483	8,096	55	54,153
January 2005	45,991	1,445	8,171	55	55,662

December 2004	40,919	1,415	8,272	75	50,681
November	45,143	1,600	8,116	92	54,951
October	46,021	2,009	8,064	119	56,213
September	44,997	1,945	8,127	115	55,184
August	49,522	1,598	8,096	193	59,409
July	46,866	1,611	8,133	89	56,699
June	45,227	1,767	8,095	47	55,136
May	48,163	1,831	7,941	385	58,320
April	46,831	1,863	8,050	307	57,051
March	36,959	1,885	8,060	519	47,423
February	41,627	1,869	8,137	155	51,788
January 2004	42,054	1,878	8,133	193	52,258

December 2003	41,771	1,899	7,986	330	51,986

(1)	Principal balances outstanding to members (excludes book-value adjustments).

(2)	Unpaid principal balance outstanding (excludes book-value adjustments).
Credit Services
Overview of Financial Condition
As presented in the asset composition table above, the annual average principal balance of Advances outstanding to members in 2005 was $44,840 million, an increase of only $152 million (0.3 percent) from 2004, compared with a $2,103 million (4.9 percent) increase in 2004 and a $6,951 million (19.5 percent) gain in 2003. The principal balance ended 2005 at $40,157 million, a reduction of $762 million (1.9 percent) from the end of 2004, compared with a $852 million (2.0 percent) reduction in 2004 and a $3,533 million gain (9.2 percent) in 2003.
After experiencing a substantial growth in 2000-2002, year-end balances in our Letters of Credit program, compared to the previous year end, decreased slightly in 2003, decreased moderately in 2004, and were virtually unchanged in 2005. The number of Letters of Credit outstanding at year-end 2005 decreased to 438 from 451 at year-end 2004 and 520 at year-end 2003. The number of members using this service at the end of 2005 was 107 compared to 115 at the end of 2004 and 116 at the end of 2003.
The stagnant Advance balances in 2005 versus 2004 reflected primarily the actions of several large asset members to dynamically restructure their liability positions and the result of several mergers especially among four large-asset members in 2004 and two large-asset members in 2005. Although the merger activity by itself lowered Advance balances, it had only a minor net impact on earnings. There was a significantly smaller dollar amount of Advance prepayments in 2005 compared to 2004: $2.23 billion in 2005 and $11.09 billion in 2004.
Advance Composition and Trends
The tables below present trends in Advance balances by major program type of the periods selected.

(Dollars in millions)	2005		2004		2003
	Balance	Percent (1)	Balance	Percent (1)	Balance	Percent (1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$6,879.8	17.1%	$8,524.9	20.8%	$7,781.4	18.6%
LIBOR	19,059.2	47.5	18,123.9	44.3	13,449.0	32.2

Total	25,939.0	64.6	26,648.8	65.1	21,230.4	50.8

Long-Term Fixed Rate
Regular Fixed-Rate	4,901.1	12.2	4,431.5	10.9	3,262.9	7.8
Convertible Rate (2)	6,793.7	16.9	7,395.2	18.1	14,817.8	35.5
Mortgage-Related	2,088.2	5.2	2,146.8	5.2	2,115.2	5.0

Total	13,783.0	34.3	13,973.5	34.2	20,195.9	48.3

Other Advances	435.1	1.1	296.9	0.7	345.0	0.9

Total Advances Principal	40,157.1	100.0%	40,919.2	100.0%	41,771.3	100.0%

Other Items	104.5		381.7		1,357.8

Total Advances Book Value	$40,261.6		$41,300.9		$43,129.1

(1)	As a percentage of total Advances principal.

(2)	Before related interest rate swaps executed to hedge these Advances.

	December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005		December 31, 2004
(Dollars in millions)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$6,879.8	17.1%	$9,604.3	22.2%	$9,240.4	21.8%	$10,234.0	22.8%	$8,524.9	20.8%
LIBOR	19,059.2	47.5	18,994.0	43.9	18,345.4	43.4	20,313.4	45.3	18,123.9	44.3

Total	25,939.0	64.6	28,598.3	66.1	27,585.8	65.2	30,547.4	68.1	26,648.8	65.1

Long-Term Fixed-Rate
Regular Fixed-Rate	4,901.1	12.2	4,737.2	11.0	4,677.3	11.1	4,390.7	9.8	4,431.5	10.9
Convertible Rate (2)	6,793.7	16.9	7,274.7	16.8	7,372.7	17.4	7,387.7	16.5	7,395.2	18.1
Mortgage-Related	2,088.2	5.2	2,152.1	5.0	2,187.2	5.2	2,138.7	4.9	2,146.8	5.2

Total	13,783.0	34.3	14,164.0	32.8	14,237.2	33.7	13,917.1	31.2	13,973.5	34.2

Other Advances	435.1	1.1	491.0	1.1	458.8	1.1	335.4	0.7	296.9	0.7

Total Advances Principal	40,157.1	100.0%	43,253.3	100.0%	42,281.8	100.0%	44,799.9	100.0%	40,919.2	100.0%

Other Items	104.5		156.1		295.3		199.6		381.7

Total Advances Book Value	$40,261.6		$43,409.4		$42,577.1		$44,999.5		$41,300.9

(1)	As a percentage of total Advances principal.

(2)	Before related interest rate swaps executed to hedge these Advances.
REPO/Cash Management and LIBOR Advances normally have the most fluctuation among the various Advance programs. Most of the daily volatility in Advances’ principal balances occurs from the REPO program. These short-term/adjustable-rate programs tend to be utilized disproportionately by our larger borrowers. Therefore, they tend to have significantly volatile balances, especially at month ends and quarter ends when some members may manage their wholesale borrowings based on activities and strategies in other parts of their balance sheets.
Regular Fixed-Rate Advances grew substantially in 2005 and 2004. We have observed that growth in this program corresponds to periods of rising short-term interest rates and a flatter yield curve, because there is a reduced benefit for members to borrow short-term, adjustable-rate Advances compared to longer-term fixed-rate Advances.
The large reduction in Convertible Rate Advances in 2004 reflected the mergers discussed above and prepayments by members who restructured their liability positions and prepaid a substantial amount of these Advances in the second half of 2004. Some were rolled into LIBOR and REPO Advances. The reduction in Convertible Rate Advances in the fourth quarter of 2005 reflected $404 million of conversions to LIBOR Advances, $258 million scheduled maturities, $5 million member prepayments, and $65 million of new Advances.

The REPO and LIBOR Advances tend to have materially lower spreads than other Advance programs due to competitive forces. The increasing composition of Advances in this decade from these programs has resulted in a lower portfolio Advance spread and a resulting reduction in net income. However, because most Advances are funded with Consolidated Obligations, alone or in combination with related interest rate swaps, having similar maturities and/or adjustable-rate features, movement of Advances among the various programs normally does not materially affect our long-term market risk profile.
Volatility in Advance Balances
We believe the volatility of Advance balances reflects the ability of members to quickly and efficiently change their usage of Advances without onerous financial cost and indicates a significant way we provide membership value. The volatility also presents a challenge to manage this component of Mission Asset Activity, to manage our capital position and capital requirements under our Capital Plan, and to balance Advance pricing with generating a competitive return on capital. A significant amount of Advance volatility also requires us to maintain a sizable liquidity portfolio of money market investments.
The absolute-dollar volatility of members’ daily Advance demand has steadily increased over the last several years. This is primarily because members have become increasingly sophisticated users of the short-term Advance programs, particularly REPO and LIBOR. There was a materially greater amount of daily volatility in balances in 2005 versus 2004. The average daily change (in absolute value) in Advance balances in 2005 was $0.86 billion, compared to $0.47 billion in 2004. Moreover, as measured by the standard deviation, the volatility of the daily change in Advances’ principal balance in 2005 was $1.10 billion, compared to $0.66 billion in 2004. A one standard deviation means that approximately two-thirds of the changes in daily Advance balances were within plus or minus $0.86 billion of the daily average change (in absolute value) and that 95 percent of the changes were within plus or minus $1.72 billion (two standard deviations).
Member Usage and Concentration of Advance Balances
At the end of 2005, 76 percent of all members had outstanding Advances, the same percentage as the end of 2004. The market penetration rate in recent years has consistently fluctuated in the range of 72 to 78 percent. During 2005, 38 members borrowed Advances that had not borrowed at any time in 2004, compared to 45 in 2004. The number of Advances outstanding increased by 393, to end the year at 17,834, approximately double the largest number of Advances of any FHLBank. We have always placed emphasis on serving all of our members by not having a minimum size constraint for most Advance programs.

The following table presents the Advance principal balances and related weighted average interest rates for the five borrowers with the largest Advance principal balances at the end of 2005 and 2004 and includes any known affiliates that are members of the FHLBank.

	December 31, 2005
	Ending	Weighted Average
(Dollars in millions)	Balance	Interest Rate

Charter One Bank, N.A. (1)	$9,876	4.28%
Ohio Savings Bank	3,878	4.20
U.S. Bank, N.A.	3,621	4.36
Fifth Third Bank	3,045	4.39
National City Bank	2,008	4.62

Total of Top 5	$22,428	4.32

Total Advances (Principal)	$40,157	4.38

Top 5 Percent of Total	56%

	December 31, 2004
	Ending	Weighted Average
(Dollars in millions)	Balance	Interest Rate

Charter One Bank, N.A. (1)	$8,527	2.17%
Fifth Third Bank	4,345	2.77
Ohio Savings Bank	3,912	3.02
U.S. Bank, N.A.	3,208	2.28
National Bank of Commerce	2,629	2.87

Total of Top 5	$22,621	2.53

Total Advances (Principal)	$40,919	3.00

Top 5 Percent of Total	55%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is also a director (Chair) of the FHLBank. Advances made to Charter One Bank were on the same terms and rates available to other members for similar transactions.
The top five borrowers held 56 percent of Advances at the end of 2005, up one percent from the end of 2004, while the top 25 borrowing members held approximately 79 percent, similar to 2004. Both of these concentration ratios have been steady in recent years, although the makeup of the top borrowers has fluctuated. At the end of 2005, 90 percent of our members had assets less than $567 million, which roughly corresponds to the maximum asset level for designation as a Community Financial Institution. However, having a substantial amount of Advances outstanding with larger members enables us to secure operating volume efficiencies, enhance the amount of capital leverage, increase dividend returns to all members within the context of our mission objectives, and provide competitively priced Advances to all members.
From the end of 2004 to the end of 2005, there was one change in the composition of the top five Advance borrowers. National City Bank replaced the National Bank of Commerce, which rolled off a significant amount of its Advances as a result of its merger with an out-of-district institution.
At the end of 2005, the top five largest borrowing members had a weighted average Advance interest rate that was 0.06 percent below the weighted average Advance interest rate for all Advances (excluding, in each case, the effect of interest rate swaps). This relatively small difference is compared to a difference of 0.47 percent below the weighted average at the end of 2004. The differences are primarily because the top five members, compared to the totality of members, tend to utilize our short-term and adjustable-rate Advance programs to a greater degree. At year-end 2005, the top five borrowers held 87 percent of their Advances in REPO and LIBOR programs, versus 64 percent for all borrowers.
The short-term/adjustable-rate Advance programs tend to have lower rates of interest than longer-term fixed-rate Advance programs, in a normal environment of an upward sloping yield curve. In 2004, the yield curve was relatively steep. In 2005, the yield curve was relatively flat as short-term interest rates rose considerably; also, Advances in the short-term/adjustable-rate Advance programs were repriced faster into the higher interest rate environment than Advances in the longer-term programs. The net result was that the differential between the interest rates paid by the top five borrowers and other members decreased significantly from 2004 to 2005.
The total weighted average interest rates for all Advances shown in the tables above do not agree to the Average Balance Sheet and Yield/Rate table in the “Net Interest Income” section of “Results of Operations.” This is because the above rates exclude the effect of interest rate swaps on net Advance income, exclude the effect of non-principal balances, and are as of year-ends instead of annual averages.
The ratio of a member’s Advance balances to its total assets indicates the degree to which the member relies on Advances to fund its balance sheet. This usage ratio shows that smaller members relied upon Advances for balance sheet funding to a greater degree than larger members. As of the end of 2005, the average Advance usage ratio (not weighted by each member’s total assets) for each member with Advances was 5.2 percent. Smaller members, which we defined as having total assets less than $500 million, with Advances outstanding had an average usage ratio of 7.0 percent. All other borrowing members had an average usage ratio of 5.0 percent. These ratios exclude members that had no borrowings.
Outlook for Credit Services
The primary determinants affecting Advance balances are members’ asset growth relative to deposit growth, their amounts of eligible collateral, the competitiveness of our Advance rates compared with alternative funding sources, and industry consolidation. Advance balances have the potential to increase, given the relatively low usage ratios discussed above and the continued growth in members’ assets. However, there also is a risk that Advances could decrease significantly, due to continued consolidation of the financial services industry. Although we are not currently aware of any pending or potential member mergers or acquisitions that could materially affect Advance usage, the high concentration of Advance balances magnifies this risk. We constantly evaluate the pricing and features of Advance programs, as well as the competitiveness of our dividend rates, to try to minimize the probability of losing members and Advances to mergers and consolidations, as well as to members’ alternative funding sources. Our asset/liability management focuses on effectively managing the volatility of Advances and on contingency plans if Advances decrease materially.
For 2006, we currently anticipate that Advance balances will be flat to slightly higher. This is based, first, on our current knowledge of planned short-term usage from our largest members. Second, several members are becoming constrained by limits on available collateral and stock from further material growth in borrowings. We are working with our members to expand qualified collateral alternatives that meet our stringent credit risk exposure limits. Although we cannot predict at this time the effect, if any, of the Federal Reserve’s scheduled July 2006 change regarding daylight overdrafts, the change may reduce the flexibility of our liquidity arrangements, and could impact our ability to effectively offer overnight Advances. Finally, we expect the high volatility of Advance balances to continue.
Expectations regarding Advance balances may change substantially due to the inherent uncertainties and contingencies in Advance usage, which may occur due to events beyond our control such as member mergers with out-of-district institutions and changing economic cycles. Advance growth is more tied to economic conditions within the Fifth District than the national economy.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
Overview of Financial Condition
Continuing a trend from 2004, the Mortgage Purchase Program in 2005 grew slightly ($255 million, or 3.2 percent) in average principal balances outstanding. However, the $8,324 million principal outstanding at year-end 2005 was only $52 million higher than year-end 2004. Principal reached a high of $8,722 million in August 2005, but fell by $398 million thereafter until the end of the year. The reasons for the decrease in the last four months of 2005 included an increase in coupons on fixed-rate mortgages, a slowdown in refinancing activity, and the fact that our largest Participating Financial Institution (PFI), National City, became capital constrained under our Capital Plan. We believe the Program’s slower growth rate in 2005 and 2004 was consistent with our cooperative business model and Capital Plan, and with a prudent expansion of this Mission Asset program from a market risk perspective.
The best indicator of the strength of the Mortgage Purchase Program is the notional amount of Mandatory Delivery Contracts executed with PFIs. In 2005, we transacted $1.72 billion of new Mandatory Delivery Contracts, compared with $2.08 billion in 2004 and $5.79 billion in 2003. Since inception of the Program, we have purchased $15.89 billion of Mandatory Delivery Contracts.
The primary market factor overall responsible in 2005 for the continuation from 2004 of moderate activity in the Program was a relatively small supply of originations of the kinds of fixed-rate mortgages we are currently permitted to purchase. With rates on fixed-rate mortgage originations slightly higher, on average, since the historical lows reached in 2003, a larger proportion of new mortgages have adjustable-rate terms. Per Finance Board Regulation, we are not permitted to purchase adjustable-rate mortgages. In addition, mortgage originators have been aggressively marketing other alternatives to traditional fixed-rate mortgages such as “interest-only” loans and balloon mortgages, which we also are not permitted to purchase. Finally, refinancing activity, which generates new mortgage originations for our potential purchase, has slowed significantly since 2003 because many homeowners holding fixed-rate mortgages had refinanced during the historically low interest rate environment of 2002-2003.
Principal paydowns in 2005 totaled $1.70 billion, of which $1.49 billion represented prepayments and which equated to an average annual constant prepayment rate of 16 percent. This was compared to $2.00 billion of principal paydowns in 2004, which equated to a constant prepayment rate of 19 percent. The constant prepayment rate represents the annualized weighted average monthly prepayment speed (where the monthly speed equals prepaid principal divided by current principal outstanding). It incorporates the effect of a declining balance of principal due to scheduled principal amortization. On average during 2005, the portfolio was subject to slight incentives for economic refinancing, based on comparison of the weighted average mortgage notes rates outstanding to current market rates on conventional conforming residential mortgage loans. This resulted in moderate prepayment activity.
Composition of Mortgage Loans
The following table shows, as of the end of 2005 and 2004, the allocation of unpaid principal balances and Mandatory Delivery Contracts according to their mortgage note rates and the original final maturities. All but $45.1 million of FHA loans had 30-year final maturities. Therefore, approximately 76 percent of Mortgage Purchase Program loans had 30-year final maturities.

2005 (Dollars in millions)	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

4.00 – 4.50 Percent	$—	$—	$0.8	$0.8	$—	$0.8
> 4.50 – 5.00 Percent	0.3	1.1	402.7	404.1	1.7	405.8
> 5.00 – 5.50 Percent	253.1	139.2	819.9	1,212.2	151.6	1,363.8
> 5.50 – 6.00 Percent	2,880.2	185.0	322.5	3,387.7	771.5	4,159.2
> 6.00 – 6.50 Percent	1,135.7	40.7	42.3	1,218.7	748.3	1,967.0
> 6.50 Percent	222.9	4.0	14.1	241.0	225.5	466.5

Total Unpaid Principal	$4,492.2	$370.0	$1,602.3	$6,464.5	$1,898.6	$8,363.1

Percent of Total	53.7%	4.4%	19.2%	77.3%	22.7%	100.0%
Weighted Average Mortgage Note Rate	5.85%	5.58%	5.21%	5.68%	5.95%	5.74%
Weighted Average Loan Age (in months)	19	25	26	21	29	23

2004 (Dollars in millions)	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

4.00 – 4.50 Percent	$—	$—	$0.8	$0.8	$—	$0.8
> 4.50 – 5.00 Percent	0.3	1.1	462.4	463.8	1.9	465.7
> 5.00 – 5.50 Percent	176.1	154.9	948.2	1,279.2	173.8	1,453.0
> 5.50 – 6.00 Percent	2,047.4	204.4	346.3	2,598.1	906.5	3,504.6
> 6.00 – 6.50 Percent	1,186.8	44.0	52.1	1,282.9	992.6	2,275.5
> 6.50 Percent	283.0	4.9	19.1	307.0	339.9	646.9

Total Unpaid Principal	$3,693.6	$409.3	$1,828.9	$5,931.8	$2,414.7	$8,346.5

Percent of Total	44.3%	4.9%	21.9%	71.1%	28.9%	100.0%
Weighted Average Mortgage Note Rate	5.92%	5.58%	5.21%	5.68%	5.99%	5.77%
Weighted Average Loan Age (in months)	13	14	16	14	19	15
Composition trends in 2005 for the portfolio were for more activity in 30-year conventional loans and less activity in FHA loans and 15-year conventional loans. The movement toward 30-year terms and away from 15-year terms reflected the flatter yield curve in which there was less of a rate premium for longer-term mortgages. The movement away from FHA reflected unfavorable market pricing of these assets and the loss of memberships from two PFIs which were sellers of FHA loans.
Approximately 65 percent of our outstanding principal balance represented refinanced mortgage loans, while the remainder represented loans for new purchases. A relatively high percentage of refinanced loans is typical during periods of generally falling mortgage interest rates in which many mortgagees have a financial incentive to refinance their loans at lower interest rates. A majority of our outstanding loans were purchased in 2002 and 2003 when refinancing activity was at its historical highest. The current trends for the portfolio are for a greater proportion of purchases of 30-year loans compared to 15-year loans and, with the moderate increases in mortgage rates over 2004 and 2005, an increase in the proportion of loans representing home purchases compared to refinanced loans.
We have purchased a majority of our outstanding mortgage loans at premium prices (i.e., above par) because they carried rates above prevailing mortgage rates. This trend of paying premiums is expected during periods of substantial mortgage refinancing and falling interest rates, which occurred in 2002 and 2003 when we purchased the majority of our loans. In 2004 and 2005, although they tended to continue to be at premiums reflecting various preferences of mortgagees, average purchase prices were lower than in 2002-2003. Our accounting for purchased premiums and discounts under SFAS 91 is discussed in the “Critical Accounting Policies and Estimates” section.
The portfolio had a weighted average age of 23 months at the end of 2005. Industry conventions consider fixed-rate mortgage loans to be unseasoned until they are 30 months old, moderately seasoned between 30 and 60 months old, and fully seasoned after they are 60 months old.
Member Usage and Concentration of Mortgage Loans
As shown in the following table, the allocation of unpaid principal balances to members supplying 10 percent or more of total unpaid principal became slightly more concentrated in 2005 with the largest participant in the Program.

	December 31, 2005		December 31, 2004
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total
National City Bank	$4,530	54.4%	$4,349	52.6%
Union Savings Bank	2,207	26.5	2,257	27.3

Total	$6,737	80.9%	$6,606	79.9%

At the end of 2005, 116 members were approved as PFIs. As the Program grows and matures and as additional members become PFIs and deliver loans to us, we expect the concentration of balances among PFIs to somewhat subside. However, we expect the Program will continue to be concentrated among several PFIs given the distribution of member assets in the Fifth District. As with Advances, having a substantial amount of Mortgage

Purchase Program loans from larger members enables us to secure operating volume efficiencies and obtain sufficient profitability from the Program. This ultimately benefits our smaller members for whom the Program is primarily intended. Historically, these members often have lacked access to a price-competitive secondary market in which they can sell their mortgage loans on favorable terms.
Net Mortgage Spreads
Indicative initial net spreads to market-risk adjusted funding costs on new Mandatory Delivery Contracts narrowed several basis points, on average, during 2005 compared to 2004. Spreads continued to be volatile in 2005, as in prior years, fluctuating within a range averaging approximately 40 basis points. Spreads are affected by supply and demand conditions among different mortgage products and between mortgages and Consolidated Obligations, the shape of the yield curve, expected interest rate volatility, and other factors. The narrower average spreads reduced earnings growth. Spreads on the Mortgage Purchase Program tend to be the most volatile of any of our assets, which increases the importance of managing its market risk profile. They also tend to be, on average, the most profitable assets we purchase.
Outlook for Mortgage Purchase Program
We expect to continue to grow the Mortgage Purchase Program over the long term in terms of outstanding balances and the number of members that actively participate in the Program. Our long-term plan is to have a measured and controlled growth in the principal balance of mortgage loans purchased consistent with our cooperative ownership structure, a desire to maintain a low market and credit risk profile and a relatively stable dividend.
Our Board of Directors has enunciated a philosophy supporting the primacy of Advances over mortgage loans in fulfilling our public policy mission. Our capacity for controlled growth in the Mortgage Purchase Program over the long term will be aided by the development of additional products and features. We continually examine the product line and features of the Mortgage Purchase Program for possible enhancements that can more fully support our members’ needs regarding the secondary mortgage market. Given the current regulatory framework in which we operate, such as being permitted to purchase only fixed-rate mortgages, and the current parameters of the market, we expect the Program will continue to be limited in the products we are able to offer and thus limited in our overall competitiveness versus our mortgage competitors.
Over the long term, another factor that could limit aggressive growth in the Program is that it could become capital constrained. Currently members are not required to purchase additional stock to support their activity in the Mortgage Purchase Program due to the Capital Plan’s cooperative sharing of our excess stock among members and the continued payment of stock dividends. However, our excess capital could decrease significantly over time from substantial growth in Mission Asset Activity and/or from our repurchase of excess stock based on member requests to have their excess stock redeemed. If this occurs, it may become necessary for us to modify our Capital Plan to require members wishing to sell us mortgage loans to purchase capital stock to support these transactions.
Many current and potential PFIs have expressed an unwillingness to purchase additional capital stock to support their mortgage sales. If necessary, this issue can be mitigated by generating strong earnings that contribute to the base of excess stock, by exploring ways to sell or otherwise liquidate our mortgage loans, and/or by modifying our Capital Plan to permit voluntary purchases of capital stock by members. The latter two options would require approval by the Finance Board, which we are not considering seeking at this time. We cannot predict the exact effect on mortgage balances if we would have to impose a stock purchase requirement on this Mission Asset Activity in the future.
Another factor that could dampen the Program’s growth would be an increase in market prices for mortgages due to, among other factors, changes in supply and demand, which could reduce earnings from the Program below the level commensurate with the market risks.

Housing and Community Investment
In 2005, we accrued $25.9 million of net income for the Affordable Housing Program that can be awarded to members in 2006, almost the same amount as in 2004. We also awarded $29.2 million of new funds in 2005 for the Affordable Housing Program, which includes funds recaptured or de-obligated from previous years’ offerings. Of this amount, $20.8 million was awarded through the two competitive offerings of the Program and $8.4 million was awarded through the Welcome Home Program. The number of applications in the Affordable Housing Program in 2004 was 229 from 78 different members, with 99 approvals. The number of members receiving funding in 2005 through Welcome Home was 208, an increase of 43 (26 percent) from 2004.
De-obligated funds represent affordable housing projects for which we committed funds in prior years but which used fewer subsidies than originally anticipated, did not go forward, or otherwise resulted in the funds being recaptured in accordance with Finance Board Regulations. We must recapture Affordable Housing Program funds if the funds are not used for the purposes intended. Typically, this occurs when a property is sold and subsequently no longer is restricted to affordable housing. If a project falls out of compliance with Finance Board Regulations or with the application as approved, we are required to use our best efforts to recapture all funds used inappropriately.
Average 2005 Advance balances outstanding in the Housing and Community Investment Program totaled $153 million for Affordable Housing Program Advances and $766 million for the Community Investment Program and Economic Development Advance Program. These programs generally provide Advances at zero profit, with rates equaling our cost of funds.
For the American Dream Homeownership Challenge program, two offerings resulted in 36 members being awarded grants totaling $2.0 million to create 323 homeownership opportunities to minority and special needs families and individuals.
We established a $15 million fund for use over the next two years for grants to our members to assist families displaced by hurricanes in 2005 who wish to secure permanent housing opportunities. This fund is over and beyond the other Housing and Community Investment programs.
Investments
Short-term Money Market Investments
Short-term money market instruments consist of the following accounts reflected on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. Daily balances of short-term money market investments fluctuate due to volatility in Mission Asset Activity, and relative to one another, depending on relative returns and supply availability.
The book balance of money market investments averaged $13.65 billion in 2005, a decrease of $1.54 billion (10.1 percent) from the 2004 average. This reduction primarily reflected the modest growth in the average principal balance of Mission Asset Activity combined with a desire to not materially increase leverage as measured by the GAAP capital-to-assets ratio. Because the balance of SFAS 150 stock increased in 2005 to an average balance of $257 million (see the “Capital Resources” section below), maintaining the GAAP capital leverage multiple required a reduction in money market balances.
The availability of a money market liquidity portfolio is particularly important in managing the volatility in REPO Advance balances, most of which have overnight maturities, compared to the funding of this Advance program, which tends to be concentrated in Consolidated Discount Notes that have term maturities (i.e., more than overnight but less than one-month). Because REPO Advance balances can fluctuate substantially on a daily basis, we use maturities in the money market portfolio to assist in providing funding and liquidity when REPO Advances increase and in providing an asset source to absorb REPO paydowns until the underlying term Discount Notes mature. Even with the reduction in money market balances noted above, we continued to have a sufficient amount of liquidity for these and other purposes.

Yields on short-term investments tend to correlate closely to yields on short-term LIBOR and short-term Federal funds. As such, their spreads to match-funded Consolidated Discount Notes tend to be among the lowest of any of our asset classes, typically averaging in the range of three to 10 basis points.
Mortgage-Backed Securities

Mortgage-backed securities comprise most of the held-to-maturity securities and all trading securities on the Statements of Condition. We currently invest in the mortgage-backed securities of GSEs, government agencies, and a small amount of residential mortgage securities with private-label institutions, the securities of which carry the highest ratings available and increased subordination. On their trade dates, all of our securities were rated Aaa by Moody’s and/or AAA by Standard & Poor’s.
The average multiple of the mortgage-backed securities portfolio to regulatory capital was 2.94 in 2005, an increase of 0.03 compared to the 2004 average. We expect to continue to attempt to maximize the multiple within the three-times-capital limit established by Finance Board Regulation, subject to the availability of securities that meet our objectives for credit risk, market risk management, and expected risk-adjusted profitability over time.
The total principal payments of mortgage-backed securities were $2.75 billion in 2005, for an annualized constant prepayment rate of 21 percent, compared to $2.98 billion in 2004, for an annualized constant prepayment rate of 23 percent. We executed trades of mortgage-backed securities in 2005 totaling $3.33 billion par value (compared to $3.47 billion in 2004), which represented reinvestment of the principal payments and growth to maintain the portfolio multiple at close to the three-times-capital regulatory limit. All purchases in 2005 and 2004 were fixed-rate residential mortgage-backed securities issued by GSEs. There were no purchases of private-label securities or adjustable-rate securities in 2005 or 2004.
The following tables show the principal-balance composition of the mortgage-backed securities portfolio by security type, collateral type, and issuer for the end of 2005 and 2004.

(In millions)	2005	2004
Security Type
Collateralized mortgage obligations	$6,458.7	$6,641.4
Pass-throughs (1)	5,780.9	5,018.0

Total	$12,239.6	$11,659.4

Collateral Type
15-year collateral	$7,898.7	$7,199.7
30-year collateral	4,340.9	4,459.7

Total	$12,239.6	$11,659.4

Issuer
GSE residential mortgage-backed securities	$11,707.7	$10,957.7
Agency residential mortgage-backed securities	51.6	101.6
Private-label residential mortgage-backed securities	480.3	600.1

Total	$12,239.6	$11,659.4

(1)	$6.1 million and $8.4 million of the pass-throughs were 30-year adjustable-rate mortgages at the end of 2005 and 2004, respectively. All others were 15-year fixed-rate pass-throughs.
Decisions on the allocation of mortgage-backed securities among security types and collateral types are based on relative risk/return differences and the desirability of portfolio diversification. Almost the entire mortgage-backed securities portfolio consisted of fixed-rate mortgages, which are not subject to periodic or lifetime caps or changes in structure from fixed rate to adjustable rate as in hybrid adjustable-rate mortgages. At year-end 2005, there was $10.6 million of non-fixed rate mortgage-backed securities, consisting of two securities with a total par value of $6.1 million indexed to one-year constant maturity Treasury bills and $4.5 million of securities indexed to 1-month LIBOR with caps that are significantly out of the money.

Over the past ten years, we have not invested in adjustable-rate mortgages. We have never invested in asset-backed securities, or mortgages backed by home equity loans or manufactured housing loans, because we believe they tend to have an unfavorable risk/return tradeoff. We also historically have not invested heavily in private-label securities due to our judgment that the additional yield is generally not sufficient to compensate us for the additional credit risk exposure. At the end of 2005, we held $480 million of these securities, or 3.9 percent of total mortgage-backed security principal. All of these have triple-A ratings and increased subordination.
For similar reasons to those affecting prepayment speeds on loans in the Mortgage Purchase Program, initial net indicative spreads on new mortgage-backed securities to funding costs narrowed several basis points, on average, in 2005.
Other

We have invested in a small amount of AAA-rated taxable municipal bonds issued by state housing finance agencies. The book value of these securities totaled $31.1 million at the end of 2005 compared to $37.6 million at the end of 2004.
Consolidated Obligations
Overview of Financial Condition

The table below shows ending and average balances of our participations in Consolidated Obligations for the periods selected.

(In millions)	2005		2004		2003
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$17,634	$21,778	$18,660	$28,407	$29,460	$28,818
Discount	(56)	(49)	(28)	(30)	(17)	(28)

Total Consolidated Discount Notes	17,578	21,729	18,632	28,377	29,443	28,790

Consolidated Bonds:
Unswapped fixed-rate	26,728	25,712	24,715	23,633	23,027	22,063
Unswapped adjustable-rate	2,770	2,507	2,030	1,254	570	1,164
Swapped fixed-rate	24,368	23,581	25,235	20,740	16,639	16,763

Total Par Consolidated Bonds	53,866	51,800	51,980	45,627	40,236	39,990

Other items (1)	(346)	(269)	(161)	(17)	125	288

Total Consolidated Bonds	53,520	51,531	51,819	45,610	40,361	40,278

Total Consolidated Obligations (2)	$71,098	$73,260	$70,451	$73,987	$69,804	$69,068

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 13 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $937,460, $869,242 and $759,529 at December 31, 2005, 2004 and 2003, respectively.
Consolidated Discount Notes are issued to fund short-term Advances, adjustable-rate Advances, Convertible Rate and Putable Rate Advances, short-term money market investments, and certain long-term assets as part of our management of the market risk/return profile. The par balance of Discount Notes was relatively stable from year-end 2004 to year-end 2005. However, the average par balance was substantially lower in 2005 than 2004. This was due to the large decrease in late 2004 in the par balance of Convertible Rate Advances and an improvement in our sub-LIBOR funding costs of LIBOR swapped fixed-rate Consolidated Bonds, compared to spreads below LIBOR on Discount Notes.
LIBOR swapped fixed-rate Bonds and unswapped LIBOR-indexed adjustable-rate Bonds are issued to create adjustable-rate sub-LIBOR funding to finance short-term and LIBOR-indexed adjustable-rate Advances. Their higher average par balance in 2005 versus 2004, and 2004 versus 2003, reflected normal volatility in related Advance balances, as well as improvement in spreads of swapped Bonds relative to Discount Notes. This shift in relative spreads enabled us to further mitigate, on a cost effective basis, basis risk exposure between LIBOR-indexed assets and Discount Notes by attempting to finance these assets with LIBOR-indexed adjustable-rate Bonds and swapped Bonds.
The par balance outstanding at the end of 2005 of unswapped fixed-rate Bonds increased $2,013 million (8.1 percent) from the end of 2004. We use these Bonds to fund long-term unswapped fixed-rate assets and to hedge their market risk. The increase in ending par balances reflects the issuance of debt to fund purchases of mortgage-backed securities, loans in the Mortgage Purchase Program and new long-term fixed-rate Advances, net of debt maturities and our exercise of call options on Bonds.
In 2005, we settled $16.70 billion of Consolidated Bonds and matured or called $14.83 billion. In 2004, we settled $33.21 billion and called/matured $21.50 billion. All of our Bonds issued and outstanding in 2005, 2004 and 2003 had “plain-vanilla” interest terms; none of them were step-up, inverse floating rate, convertible, or zero coupon Bonds.
Composition of Consolidated Bonds

The following table shows the allocation at year-end 2005 of unswapped fixed-rate Consolidated Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

2006	$450	$3,590	$4	$4,044	$8,799
2007	1,534	3,497	5	5,036	145
2008	1,230	2,988	5	4,223	40
2009	955	1,995	5	2,955	—
2010	875	2,134	5	3,014	25
Thereafter	3,965	3,205	286	7,456	—

Total	$9,009	$17,409	$310	$26,728	$9,009

These Bonds were distributed relatively smoothly throughout the maturity spectrum. Twenty-eight percent ($7,456 million) had final remaining maturities greater than five years. Their long-term maturities enable us to hedge the extension risk of long-term mortgage assets. Thirty-four percent ($9,009 million) had call options enabling us, in favorable interest rate environments, to retire the Bonds and replace them with lower cost debt. The call options assist us in managing the prepayment volatility of mortgage assets, particularly in environments of faster prepayment speeds. Ninety-eight percent of these Bonds have next call dates in 2006.
At year-end 2005, 97 percent of our unswapped fixed-rate callable Bonds were callable daily after an initial lockout period. The remaining were callable less than daily but more than once after an initial lockout period or had one-time call options. The actual amount of Bonds that we will ultimately call in any year will depend on the level and volatility of interest rates, the need for long-term funding to hedge the market risk of mortgage assets, and other factors.
A small portion of Bonds, called amortizing prepayment-linked securities (APLS), have principal paydowns referenced off of mortgage-backed securities. APLS have a stated final maturity, with prepayments linked to the reference securities. They can benefit our management of extension and contraction risk associated with owning mortgage assets because they are expected to provide closer matching of cash flows, durations, and market value sensitivities in different interest rate environments than nonamortizing Bonds. They also can possibly enable us to earn higher net spreads. In 2005 we issued $330 million par value of these instruments, for which we have chosen reference pools with underlying collateral characteristics similar to those of the mortgages whose market risk we are hedging. Of these, $90 million have a final maturity of seven years and $240 million of 10 years. At the end of 2005, there was $310 million par value outstanding.
The table above shows total APLS according to their scheduled amortization paydowns, assuming a zero prepayment speed. The table below shows projected principal paydowns (scheduled principal and prepayments)

assuming projected monthly prepayment speeds for selected interest rate shock scenarios (in basis points). The prepayment speeds were obtained from our primary third-party prepayment model.

(In millions)
Year	Down 100	Flat Rates	Up 100

2006	$86	$18	$13
2007	67	24	18
2008	33	26	21
2009	25	28	24
2010	19	25	25
Thereafter	80	189	209

Total	$310	$310	$310

Spreads on Consolidated Bonds

Spreads on Consolidated Obligations to U.S. Treasury Bills and Notes change throughout each trading day. They are affected primarily by changes in market conditions, supply and demand pressures, and dissemination of news related to GSEs. Our internal compilation of spreads based on daily indications of various common unswapped Consolidated Bond structures showed the following indicative trends in 2005 and 2004.
•	Spreads on non-callable Bonds with long-term maturities showed generally modest trend reductions from the third quarter of 2004 through the third quarter of 2005 but began to widen moderately in the fourth quarter.

•	Long-term callable Bonds showed modest trend reductions in the second half of 2004, reaching a low point in the first quarter of 2005. Since then, spreads have widened, reaching a two-year high by the fourth quarter.

•	Intermediate-term non-callable and callable Bonds showed relatively constant spreads.

•	The daily volatility of spreads did not appear to exhibit a discernible trend over the last two years.

•	Spreads on callable Bonds consistently exhibit more volatility than those on non-callable Bonds.
Some FHLBanks and other GSEs have at times faced a significant amount of negative publicity, which from time to time has temporarily affected the cost of FHLBank System debt issuance. However, we believe that in normal circumstances, other factors, such as supply and demand of debt obligations of the GSEs, including the FHLBanks, tend to have a larger impact on the System’s cost of funds.
Other Information

As discussed in Item 1.’s “Consolidated Obligations” section, Finance Board Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Consolidated Obligations. The following table shows our compliance with this requirement at the end of 2005 and 2004.

(In millions)	2005	2004

Total Par Value Eligible Assets	$76,684	$75,829
Total Par Value Consolidated Obligations	(71,501)	(70,640)

Excess Eligible Assets	$5,183	$5,189

From time to time, an FHLBank may voluntarily transfer Obligations to another FHLBank. There are no formal arrangements governing the transfer of Obligations between the FHLBanks. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day the transfer is traded) that was originally issued by another FHLBank. Transferring debt at current market rates helps the FHLBank System satisfy the debt issuance needs of individual FHLBanks without incurring the additional selling expenses (concession fees) associated with new debt. It also provides the transferring FHLBanks with outlets for extinguishing debt structures no longer required for their balance sheet management strategies.

During 2005, 2004, and 2003, the par amounts of Obligations transferred to our FHLBank totaled $87 million, $360 million, and $1,045 million, respectively. We have never transferred any of our Obligations to another FHLBank.
Outlook for Consolidated Obligations

Consolidated Obligations will remain our primary source of funding and liquidity. Our franchise value derives primarily from our ability to participate in the issuance of FHLBank System debt securities in a wide range of liquid structures at relatively low markups over market interest rates. Maintaining this franchise value is critical to continue to achieve our mission. To this end, we strive to maintain a low-risk business model in order for us to participate in the FHLBank System’s ongoing efforts to maintain the credit ratings on Consolidated Obligations from Moody’s and Standard & Poor’s at the highest level.
Our debt costs and spreads to LIBOR and U.S. Treasuries will continue to be volatile and will require close monitoring in order to secure the lowest possible all-in funding costs. The unfavorable news in the last several years involving financial and accounting issues with other GSEs, including Fannie Mae, Freddie Mac, and some other FHLBanks, has increased the volatility of debt spreads. If these issues continue or expand, they have the potential to both reduce our profitability and our competitiveness as a source of Advance funding and mortgage sales.
We expect that the FHLBank System will continue to be able to issue Consolidated Obligations in sufficient amounts as an effective source of liquidity. However, we cannot predict how potential changes in Moody’s and Standard & Poor’s credit ratings on Obligations would affect the long-term success of our FHLBank’s ability to continue to achieve our mission objectives.
Another concern in the last several years has been the narrower spreads to LIBOR of Discount Notes and swapped Bonds. We attribute much of this to the historically low levels of short-term interest rates and heavy debt issuance by GSEs. With the increases in short-term interest rates since early 2004, we have seen some alleviation of this spread tightening, although they are still narrow by long-term historical standards.
We may attempt to selectively issue more APLS in conjunction with standard bullet and callable debt in our market risk management, especially if the market for these debt securities becomes more liquid and spreads remain attractive given their market risk profile.
Deposits
We provide a variety of deposit programs that enable members to invest idle funds in short-term liquid assets. Member deposits are primarily demand and overnight deposits and are a minor source of funding for us. The rates of interest on these deposits are subject to change daily based on comparable overnight money market interest rates. The level of balances in deposit programs tends to vary positively with the amount of idle funds members have available to invest as well as the level of short-term interest rates.
The table below shows ending and average balances of our various deposit programs for the prior three years.

(Dollars in millions)	2005			2004			2003
	Ending Balance		Average	Ending Balance		Average	Ending Balance		Average
	Amount	Percent	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Term Deposits	$60.4	6.6%	$148.5	$115.5	11.2%	$160.3	$261.6	18.5%	$249.9
Overnight Deposits	444.9	48.9	445.2	432.7	41.9	557.0	595.6	42.1	1,174.4
Demand Deposits	391.4	43.0	388.4	465.9	45.2	471.5	494.3	35.0	667.1
Other Deposits	13.8	1.5	15.9	17.5	1.7	36.5	61.6	4.4	151.6

Total Deposits	$910.5	100.0%	$998.0	$1,031.6	100.0%	$1,225.3	$1,413.1	100.0%	$2,243.0

Derivatives Hedging Activity
Use of derivatives to mitigate market risk is discussed in Item 1.’s “Use of Derivatives” section and Item 7.’s “Use of Derivatives in Risk Management” section.

Liquidity and Contractual Obligations
Sources and uses of liquidity, liquidity risk management, and contractual obligations outstanding are discussed in Item 1.’s “Liquidity” section and Item 7.’s “Liquidity Risk and Contractual Obligations” section.
Capital Resources
Capital Position

Overview of Capital Resources. Under our Capital Plan, we do not issue shares of capital stock except as required for an institution to become a member or maintain membership, capitalize additional Mission Asset Activity and other assets, pay stock dividends, and pay interest on mandatorily redeemable capital stock (see below). Therefore, Class B stock is not a significant source of liquidity for our operations. It is considered, however, a permanent source of capital under the GLB Act and our Capital Plan. We believe that capital stock’s availability to absorb potential financial losses is an important component of our safety and soundness.
In accordance with the GLB Act, our Capital Plan requires us to maintain a regulatory capital-to-assets ratio of at least 4.00 percent. We have set a more restrictive internal guideline in our Financial Management Policy to maintain at least a 4.20 percent regulatory capital-to-assets ratio, in order to provide sufficient flexibility and discipline in managing capital leverage within the regulatory requirement.
For the purpose of compliance with the 4.00 percent regulatory capital-to-assets ratio, regulatory capital includes (as determined by the Finance Board) all Class B capital stock. This includes capital stock classified as capital, capital stock classified as a liability (i.e., mandatorily redeemable capital stock, also referenced as SFAS 150 capital stock), and retained earnings.
The FHLBank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), beginning January 1, 2004. Under SFAS 150, a member’s FHLBank capital stock meets the definition of mandatory redeemable capital stock in two circumstances:
▪	when the member submits a written redemption request or withdrawal notice for its capital stock; or

▪	when the member attains non-member status by merger or acquisition, charter termination or involuntary termination of membership.
Therefore, GAAP capital, which excludes SFAS 150 stock, does not equal regulatory capital, which includes it. SFAS 150 stock has no affect on our liquidity position, safety and soundness, or ability to meet interest payments on our participation in Consolidated Obligations. Accrual of SFAS 150 interest expense augments the ability to pay dividends because the expense decreases the amount of REFCORP assessments. See Note 14 to the Notes to Financial Statements for more information about SFAS 150 capital stock.
Our historical practice of paying dividends in shares of capital stock, instead of cash, provides additional capital and increases the likelihood that we will remain in compliance with our regulatory capital requirements. The continual flow of new capital is an important component of the cooperative sharing feature of our Capital Plan. Stock dividends generally create additional excess stock that members may be able to use to cooperatively capitalize incremental Mission Asset Activity. Each $100 million of stock dividends can support $2,500 million of new growth in Mission Asset Activity, given our 4.00 percent regulatory capitalization requirement for assets.
Capital-to-Assets Ratios. The following tables present, for the periods indicated, the amount of regulatory capital, the amount of capital stock classified as a liability, and the capital-to-assets ratios on both a GAAP and regulatory basis. (For 2003, there was no difference between GAAP and regulatory capital because SFAS 150 had not been adopted.)

	Year Ended December 31,
	2005		2004
(Dollars in millions)	Year End	Average	Year End	Average
GAAP Capital Stock	$3,503.5	$3,595.5	$3,799.9	$3,675.3
SFAS 150 Stock	418.4	256.6	34.3	32.6

Regulatory Capital Stock	3,921.9	3,852.1	3,834.2	3,707.9
Retained Earnings	207.7	200.9	167.5	133.3

Regulatory Capital	$4,129.6	$4,053.0	$4,001.7	$3,841.2

GAAP and Regulatory Capital-to-Assets Ratios

	2005		2004
	GAAP	Regulatory	GAAP	Regulatory
Average	4.78%	5.11%	4.73%	4.77%
Year End	4.81	5.35	5.18	5.23
We continued to comply with our capital leverage requirements. The lower GAAP capital-to-asset ratio for year-end and average 2005 compared to the regulatory ratio reflected the growth in the amount of SFAS 150 stock primarily due to out-of-district mergers of several members, as discussed below. The increase in the average regulatory capital-to-assets ratio in 2005 versus 2004 was the result of a desire to maintain the average GAAP ratio above 4.75 percent.
Given the amount of regulatory capital and the regulatory capital-to-assets ratio at the end of 2005, we could theoretically increase assets by up to approximately $26 billion before reaching the 4.00 percent regulatory minimum capital-to-assets ratio. This potential growth capacity assumes that the cooperative capital feature of the Capital Plan would enable members to not have to purchase additional capital stock and that we would have sufficient access to the debt markets for the additional liquidity required to fund this amount of asset growth. Under the same assumptions, we could theoretically grow assets by approximately $21 billion before reaching the internal guideline of not falling below a 4.20 percent regulatory capital-to-assets ratio.
Changes in Capital Stock. In the second quarter of 2005, two relatively large members, Union Planters Bank, N.A. and National Bank of Commerce, were acquired by non-Fifth District financial institutions. Upon the cancellation of its charter, each institution’s membership in the FHLBank terminated automatically and the institution became a nonmember stockholder. In accordance with the requirements of SFAS 150, we redesignated their outstanding capital stock, which totaled $346.4 million at the dates of their respective mergers, from GAAP capital stock to SFAS 150 capital stock. Of this amount of stock, $174.6 million was excess stock.
We are required to redeem shares of SFAS 150 stock at the end of a five-year waiting period, unless, as permitted by the FHLBank’s Capital Plan, we elect to repurchase those shares that are considered excess stock to the stockholder prior to the expiration of the five-year waiting period. At year-end 2005, SFAS 150 capital stock totaled $418 million, all held by nonmember stockholders. Of this amount, $360 million was excess stock. To date, we have not exercised our right for early repurchase of SFAS 150 excess stock held by former members who still have outstanding Mission Asset Activity and we have repurchased only a small amount of SFAS 150 excess stock held by former members who no longer have outstanding Mission Asset Activity.

The following table presents changes of regulatory capital stock balances between the ends of 2004 and 2005.

(In millions)	2005	2004
Regulatory stock balance at beginning of year	$3,834.2	$3,645.2

Stock purchases:
Membership stock	16.7	76.5
Activity stock	7.9	13.7
Quarterly stock dividends	192.6	152.7
Stock repurchases:
Excess stock redemption requests	(128.1)	(32.3)
Other stock repurchases	(1.4)	(21.6)

Regulatory stock balance at the end of the year	$3,921.9	$3,834.2

Stock purchases in 2005 totaled only $24.6 million, a reflection of slow growth in Mission Asset Activity and the cooperative capital feature of the Capital Plan. Almost two-thirds of the addition to capital stock from payment of stock dividends was offset by our repurchase of excess stock.
Substantially all of the repurchase of excess stock was related to one member. In June 2005, our largest stockholder, Charter One Bank, N.A., submitted a written request, in accordance with our Capital Plan, to have $125 million of its excess stock redeemed. The Chairman of Charter One, Charles J. Koch, is the current chair of our Board of Directors. This was the largest such request from any member since implementation of the Capital Plan at the end of 2002. Under the Capital Plan, we are permitted to repurchase all or part of a member’s excess stock covered by a redemption request at any time prior to the end of the five-year redemption period. Historically, we have chosen to honor excess stock redemption requests before the end of the five-year redemption period. Given the size of this request, and the position of Mr. Koch on the Board, at its June 16, 2005 meeting (Mr. Koch having left the meeting), the Board of Directors gave due consideration of the likely implications of Charter One’s redemption request in the context of the current and anticipated trends in our business activities and Charter One’s business reasons for requesting redemption.
The Board considered the early repurchase of the stock in the context of our liquidity position, earnings profile, excess capital position, regulatory and GAAP capital-to-assets ratios, the provisions of the Capital Plan and prospects for future business activities. The Board concluded that the early repurchase of the stock would not have a material impact on the FHLBank’s ability to manage these items. Accordingly, the Board voted, with Mr. Koch absent, to authorize the early repurchase of Charter One’s $125 million excess stock related to its redemption request. We repurchased the stock on June 27, 2005.
The following table presents, for the periods shown, the amount of FHLBank cooperative excess stock, the amount of capital stock that was being utilized cooperatively by members to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with the cooperative capital stock.

(In millions)	At December 31,
	2005	2004	2003
FHLBank cooperative excess stock	$806.2	$1,010.6	$940.8

Cooperative utilization of capital stock	$281.4	$323.6	$242.6

Mission Asset Activity capitalized with cooperative stock	$7,035.0	$8,090.0	$6,065.0

The reduction in the amount of FHLBank cooperative excess stock from 2004 to 2005 reflected the movement of stock into the SFAS 150 stock liability account and the repurchase of excess stock, each as discussed above. We are not permitted to use SFAS 150 excess stock to provide cooperative capitalization of Mission Asset Activity. Therefore, SFAS 150 stock is not a component of FHLBank cooperative excess stock.
As permitted under the terms of the Capital Plan, each member may utilize its own excess stock to capitalize its additional Mission Asset Activity and the FHLBank’s cooperative excess stock is available for members to cooperatively capitalize additional Mission Asset Activity. Because the FHLBank must capitalize all assets with a minimum of 4.00 percent capital, a cooperative use of FHLBank excess stock occurs when a member’s activity stock as a percent of the principal amount of its Mission Asset Activity falls below 4.00 percent.
Each member must hold a sufficient amount of stock in order for us to maintain compliance with all of our capital requirements and in order for us to preserve our safety and soundness. We have the discretion at any time to prohibit members’ use of either their own or the FHLBank’s cooperative excess stock to capitalize additional Mission Asset Activity. We are required to do so if we do not comply with any of our capital requirements and may do so if we determine, in our sole discretion, that there is an insufficient amount of excess stock available. In either case, regardless of whether a member has a positive balance in its excess stock Account, the member must purchase additional shares of Class B Stock to capitalize additional Mission Asset Activity.
Under the Capital Plan, we could theoretically repurchase all of the FHLBank cooperative excess stock that was outstanding at the end of 2005 before reaching the minimum 4.00 percent regulatory capital-to-assets ratio or requiring activity stock purchases.
Member Composition and Concentration of Stock. Ownership of the capital stock is concentrated within the financial services industry, and is stratified across various institution types as shown in the following table.
Capital Stock Outstanding by Member Type
(In millions)

	Commercial	Thrifts and	Credit	Insurance
	Banks	Savings Banks	Unions	Companies	Other (1)	Total

December 31, 2005	$2,763	$645	$76	$20	$418	$3,922
December 31, 2004	3,082	629	70	19	34	3,834
December 31, 2003	2,907	648	60	2	28	3,645

(1)	“Other” for all periods includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. For 2005 and 2004 this stock was considered SFAS 150 capital.
The following table lists member institutions holding five percent or more of outstanding capital stock at December 31, 2005 and 2004 and includes any known affiliates that are members of the FHLBank. These stockholders were also the top four Advance users, except for Union Planters Bank, N.A. in 2004. The concentration of capital stock among these members was substantially less than the concentration of Advances. See the “Member Usage and Concentration of Advance Balances” section in Item 7.’s “Credit Services.”

Year-End 2005 (Dollars in millions)
	Capital	Percent of Total
Name	Stock	Capital Stock

Charter One Bank, N.A. (1)	$549	14.0%
U.S. Bank, N.A.	496	12.6
Fifth Third Bank	351	9.0
Ohio Savings Bank	202	5.1

Year-End 2004 (Dollars in millions)
	Capital	Percent of Total
Name	Stock	Capital Stock

Charter One Bank, N.A. (1)	$645	16.8%
U.S. Bank, N.A.	472	12.3
Fifth Third Bank	334	8.7
Union Planters Bank, N.A.	226	5.9
Ohio Savings Bank	192	5.0

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is a director of the FHLBank.

The top 25 stockholders owned 76 percent of our regulatory capital stock at the end of 2005, about the same percentage as the top 25 Advance borrowers.
Retained Earnings

At the end of 2005, stockholders’ capital stock investment in our company was supported by $208 million of retained earnings. This represented 5.3 percent of regulatory capital stock and 0.27 percent of total assets. The amount of retained earnings has increased significantly in the last five years, both in dollar amount and as a percentage of assets and capital stock. Retained earnings increased by $40 million in 2005, after increasing $75 million in 2004 and $27 million in 2003. We added to retained earnings in each quarter of 2005, 2004, and 2003.
The increase in 2005 was due to a higher level of earnings associated with rising short-term interest rates, which our Board of Directors elected to not pay out completely as current period dividends. The current level of retained earnings exceeds by $48 million the $160 million target level, established in June 2004 by our Board in the Retained Earnings Policy and is only $7 million below the high-end of the Policy’s range to be achieved in a manner consistent with continued payment of a competitive dividend.
Outlook for Capital Resources

We believe maintaining a stable capital-to-assets ratio above our regulatory minimum is a key factor in our triple-A credit ratings. As permitted by regulation, we anticipate continuing to pay stock dividends, although this is not guaranteed or codified in a policy. Given our current business mix, we will also attempt to sustain our GAAP and regulatory capital-to-assets ratios above 4.75 percent, although this also is not guaranteed and could be affected by sharp changes in balances of Mission Asset Activity, requests for redemptions of excess stock, or member withdrawals. We cannot reliably estimate the probability or magnitude of future changes in these factors. Other discussion relating to our outlook for capital resources is in the “Mortgage Purchase Program” section above in Item 7. and the “Business Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Membership Trends
On December 31, 2005 we had 742 member stockholders. During 2005, 22 institutions purchased their membership stock, while 34 were lost due to mergers or relocations, producing a net loss of 12 member stockholders. Of the 34 membership losses, 23 were merged with other Fifth District members, 10 merged with institutions outside of the Fifth District, and one relocated to another FHLBank District. We increased the number of credit union members by 7 in 2005 and 12 in 2004. Although the net loss of members did have a small effect on the amount of Mission Asset Activity, there was only a minor net impact on earnings. Modest fluctuations in Mission Asset Activity from membership changes are a normal part of our business operations. A more pronounced effect on Mission Asset Activity and earnings could result from the loss of one of or more of our largest borrowers.
The following table shows the number of member stockholders according to charter type for the periods presented.

	December 31,
	2005	2004	2003
Commercial Banks	503	516	521
Thrifts and Savings Banks	141	148	157
Credit Unions	94	87	75
Insurance Companies	4	3	2

Total Member Stockholders	742	754	755

At the end of 2005, 90 percent of all eligible commercial banks, 98 percent of all eligible thrifts and savings banks, and 47 percent of eligible credit unions with assets above $25 million were member stockholders. We will continue to recruit those non-member financial institutions that satisfy FHLBank eligibility requirements in an effort to expand our membership base.
The table below provides a summary of member stockholders by asset size for the periods presented. All the net loss of members in 2005 came from institutions with assets less than $500 million. The loss of two members in the $1 billion and over category referenced above in the “Capital Resources” section was offset by the addition of two members whose asset growth moved them into this category.

	December 31,
Member Asset Size (1)	2005	2004	2003
Up to $100 million	296	301	310
> $100 up to $500 million	363	370	368
> $500 million up to $1 billion	41	41	39
> $1 billion	42	42	38

Total Member Stockholders	742	754	755

(1)	The membership numbers for year-end 2005 reflect members’ assets as of September 30, 2005 except for insurance company members whose assets are as of December 31, 2004.
On December 31, 2005, the composition of membership by state was Ohio with 312, Kentucky with 236, and Tennessee with 194.
RESULTS OF OPERATIONS
Summary of Earnings and Profitability
Net income was $219.7 million in 2005, a decrease of $7.4 million (3.2 percent) from 2004. The 5.79 percent ROE in 2005 was a decrease of 0.18 percentage points from 2004, while the 5.00 percent annual average dividend rate paid quarterly was an increase of 0.87 percentage points. Because the ROE was in excess of the dividend paid, we were able to augment retained earnings by $40.2 million.
The dividend rate paid in 2005 was 1.44 percentage points greater than the 3.56 percent average rate on 3-month LIBOR, compared to a difference of 2.51 percentage points in 2004 when 3-month LIBOR average 1.62 percent. The decrease in the dividend rate spread was consistent with our asset/liability profile in which earnings excluding Advance prepayment fees tend to increase with a lag to movements in short-term interest rates. We believe that given our cooperative business structure, conservative risk profile and the nature of our Capital Plan, this dividend rate spread in 2005 represented a competitive return on our members’ capital investment in our company and was consistent with our Board of Directors’ long-term dividend payable target.
Components of Earnings and ROE
Our major source of revenue is interest income earned on Advances, loans under the Mortgage Purchase Program and investments. Our major items of expense are interest paid on Consolidated Obligations; the requirement to pay 20 percent of annual net earnings to the REFCORP fund; expenses related to providing below-market cost Advances and direct grants and subsidies under the Affordable Housing Program; and employee salaries and benefits. The largest component of earnings is net interest income, which equals interest income minus interest expense and includes Advance prepayment fees.
Two major market variables that affect our earnings are changes in interest rates and mortgage prepayments. The level of earnings tends to correlate positively with short-term interest rates, primarily because we tend to invest interest-free capital in short-term assets. However, in order to earn a competitive return on stockholders’ capital investment, we engage in short-term funding of a portion of long-term assets and invest a portion of capital in longer-term assets. These actions mean that earnings tend to change with a lag to movements in short-term interest rates.
Changes in mortgage prepayment speeds, especially faster speeds in lower interest rate environments, generally reduce economic earnings and make them more volatile.
The net effects of changes in interest rates and mortgage prepayment speeds are that earnings are positively, but not perfectly, correlated with short-term interest rates and that the difference between ROE and short-term interest rates tends to decrease, perhaps substantially, as short-term rates rise and increase, perhaps slightly, as short-term interest rates fall. The decrease in the ROE spread in higher rate environments is normally greater than the gain in the ROE spread in lower rate environments because of the rapid acceleration of mortgage prepayment speeds that normally occurs as rates fall.
The following table is a summary income statement for each of the last three years:

(In thousands)	2005	2004	2003

Net interest income	$339,420	$301,758	$227,668
Securities (losses) gains	(35)	(36)	4,156
Net (losses) gains on derivatives and hedging activities	(648)	39,555	26,234
Other non-interest income	4,361	4,357	5,636

Total non-interest income	3,678	43,876	36,026

Total revenue	343,098	345,634	263,694

Total other expenses	(42,617)	(36,448)	(31,287)
Assessments	(80,808)	(82,139)	(61,659)

Net income	$219,673	$227,047	$170,748

ROE for 2005, 2004, and 2003 was composed of the contributions from the categories in the table below. Each percentage is computed as the income or expense for the category divided by the average amount of equity for the respective year. The effect of the REFCORP and Affordable Housing Program assessments is pro-rated within each category.

	2005	2004	2003

Net interest income	6.55%	5.83%	4.57%
Securities (losses) gains	—	—	0.08
Net (losses) gains on derivatives and hedging activities	(0.01)	0.76	0.53
Other non-interest income	0.08	0.08	0.11

Total non-interest income	0.07	0.84	0.72

Total revenue	6.62	6.67	5.29
Total other expenses	(0.83)	(0.70)	(0.63)

Total ROE	5.79%	5.97%	4.66%

The following table shows changes in the components of earnings for each of the last three years:

	For the Years Ended December 31,
(Dollars in thousands)	2005 vs. 2004		2004 vs. 2003		2003 vs. 2002
	Amount	Percent	Amount	Percent	Amount	Percent

Total interest income	$983,472	50.3%	$224,134	13.0%	$(119,706)	(6.5)%
Total interest expense	945,810	57.3	150,044	10.0	(82,728)	(5.2)

Net interest income	37,662	12.5	74,090	32.5	(36,978)	(14.0)

Service fees	(118)	(7.1)	122	8.0	27	1.8
Net losses on trading securities	(2)	(6.1)	382	92.0	210	33.6
Net realized (losses) gains on other securities	3	100.0	(4,574)	(100.1)	4,571	100.0
Net (losses) gains on derivatives and hedging activities	(40,203)	(101.6)	13,321	50.8	27,070	3,238.0
Other, net	122	4.5	(1,401)	(34.1)	(78)	(1.9)

Total non-interest income	(40,198)	(91.6)	7,850	21.8	31,800	752.5
Salaries and benefits	3,569	19.7	2,203	13.8	2,493	18.6
Other operating expenses	1,546	14.8	1,368	15.1	1,265	16.3
Finance Board	422	17.1	190	8.3	121	5.6
Office of Finance	(4)	(0.2)	241	12.1	75	3.9
Other expenses	636	19.8	1,159	56.5	1,391	210.8

Total other expense	6,169	16.9	5,161	16.5	5,345	20.6
Affordable Housing Program	513	2.0	6,405	33.8	(859)	(4.3)
REFCORP	(1,844)	(3.2)	14,075	33.0	(1,933)	(4.3)

Total assessments	(1,331)	(1.6)	20,480	33.2	(2,792)	(4.3)

Net income	$(7,374)	(3.2)	$56,299	33.0	$(7,731)	(4.3)

Summary of Changes in Net Income and ROE for 2005
The $7.4 million (3.2 percent) decrease in net income and the 0.18 percentage points decrease in ROE from 2004 to 2005 consisted of the following components before considering REFCORP and Affordable Housing assessments:
▪	Net interest income was $37.7 million (12.5 percent) higher, which improved the ROE contribution by 0.72 percentage points (from 5.83 percent to 6.55 percent). The net interest income change was comprised of the following factors, which are shown in the table in the “Components of Net Interest Income” section:
1.	Amortization of net premiums (primarily those associated with the Mortgage Purchase Program) decreased $16.8 million, which increased earnings.

2.	Advance prepayment fees decreased $68.9 million.

3.	The amount of reclassification of the amortization of SFAS 133-related market value basis adjustments on modified Advance hedging relationships decreased $36.3 million. This change had a positive effect on net interest income. Such amortization decreases net interest income and increases the gain on SFAS 133-related market value adjustments in “Other Income” by the same amount, resulting in no effect on net income. Most of the modified Advances subject to this reclassification were prepaid by members in the fourth quarter of 2004, thus substantially reducing the reclassification.

4.	The net effect of other components of the net interest rate spread increased $2.0 million.

5.	Earnings from investment of interest-free regulatory capital increased $51.5 million, a result of higher short-term interest rates.
▪	The SFAS 133 market-value adjustment (referenced in the income statement as “Net realized and unrealized (loss) gain on derivatives and hedging activities”) decreased $40.2 million, which lowered the ROE contribution by 0.77 percentage points. Of this decrease, $36.3 million occurred from the smaller amount of reclassified amortization related to modified Advances (discussed above). Excluding this reclassification, the SFAS 133 account decreased by $3.9 million, which represented the change in the ineffectiveness from the application of SFAS 133, as shown in the table in the “Effect of SFAS 133 on Earnings” section below.

Discussion of Modified Advance Hedging Relationships. The amortization of basis adjustments on modified hedging relationships involved member Advances (hedged with interest rate swaps) whose terms were modified at the member’s request and subsequently re-hedged with new interest rate swaps. Most of these Advances were modified in 2003. Members had prepaid almost all of these Advances by the end of 2005.

The fair value basis adjustments on modified hedging relationships reflect the difference between the amortized cost and fair value of the Advances at the time of the modification, which, in accordance with SFAS 133, is recorded as an unrealized gain in other income. The resulting Advance basis adjustments are amortized over the remaining life of the Advances as a reduction to net interest income. The amortization related to these modified hedging relationships lowered net interest income. However, this reduction to net interest income does not affect net income because the Advances continued to be hedged and SFAS 133 accounting (which requires the Advances to be carried at fair value) results in nearly offsetting amounts being recorded in the “Net realized and unrealized (loss) gain on derivatives and hedging activities” component of other income.

▪	Total other expenses were $6.2 million (16.9 percent) higher, which decreased ROE by 0.13 percentage points.

Net Interest Income
Average Balance Sheet and Yield/Rates

The following table shows the composition of the average balance sheet, interest income and interest expense (including the impact of related interest rate swaps), average yield/rates, the average net interest rate spread, and the average net interest margin for each of the last three years. Book balances include principal/par value, unamortized premiums and discounts, basis adjustments created by the application of SFAS 133, and other minor adjustments.

	2005			2004			2003
	Average		Average	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets

Advances	$45,074,230	$1,526,946	3.39%	$45,566,126	$839,664	1.84%	$44,280,561	$726,505	1.64%
Mortgage loans held for portfolio (1)	8,442,301	428,033	5.07	8,197,498	405,326	4.94	6,695,531	343,119	5.12
Federal funds sold and securities purchased under resale agreements	7,536,159	246,984	3.28	7,488,109	105,315	1.41	9,081,781	107,340	1.18
Other short-term investments (2)	1,392,569	45,622	3.28	1,077,486	15,153	1.41	879,804	10,289	1.17
Interest-bearing deposits in banks	4,719,981	152,416	3.23	6,622,417	90,825	1.37	5,248,091	59,694	1.14
Mortgage-backed securities	11,922,948	534,511	4.48	11,194,642	493,989	4.41	10,416,729	478,225	4.59
Other long-term investments	33,116	1,854	5.60	41,684	2,286	5.48	66,461	3,678	5.53
Loans to other FHLBanks	13,271	433	3.26	57,434	769	1.34	30,984	343	1.11

Total earning assets	79,134,575	2,936,799	3.71	80,245,396	1,953,327	2.43	76,699,942	1,729,193	2.26

Allowance for credit losses on mortgage loans	—			—			—
Other assets	254,965			249,283			362,068

Total assets	$79,389,540			$80,494,679			$77,062,010

Liabilities and Capital
Term deposits	$148,518	4,526	3.05	$160,257	2,117	1.32	$249,909	3,102	1.24
Other interest-bearing deposits	849,440	24,651	2.90	1,065,059	10,702	1.00	1,993,080	17,889	0.90
Short-term borrowings	21,728,618	676,545	3.11	28,376,787	371,855	1.31	28,790,300	325,103	1.13
Unswapped fixed-rate Consolidated Bonds	25,706,498	1,046,379	4.07	23,639,976	961,016	4.07	22,081,858	960,902	4.35
Unswapped adjustable-rate Consolidated Bonds	2,506,719	82,179	3.28	1,253,661	18,055	1.44	1,163,507	13,291	1.14
Swapped Consolidated Bonds	23,318,152	749,758	3.22	20,716,731	286,347	1.38	17,032,451	181,191	1.06
Mandatorily redeemable capital stock	256,760	13,335	5.19	32,620	1,350	4.14	—	—	—
Other borrowings	151	6	3.97	9,680	127	1.31	3,725	47	1.26

Total interest-bearing liabilities	74,514,856	2,597,379	3.48	75,254,771	1,651,569	2.19	71,314,830	1,501,525	2.11

Non interest-bearing deposits	—			—			—
Other liabilities	1,082,129			1,435,152			2,079,994
Total capital	3,792,555			3,804,756			3,667,186

Total liabilities and capital	$79,389,540			$80,494,679			$77,062,010

Net interest rate spread			0.23%			0.24%			0.15%

Net interest income and net interest margin		$339,420	0.43%		$301,758	0.38%		$227,668	0.30%

Average interest-earnings assets to interest-bearing liabilities			106.20%			106.63%			107.55%

(1)	Nonperforming loans are included in average balances used to determine average rate. There were none for the years displayed.

(2)	The investment securities classified as available-for-sale are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Components of Net Interest Income
Net interest income is the major component of earnings. We emphasize managing the level and volatility of net interest income at the level of the entire balance sheet, considering the relationships among assets and liabilities, not necessarily by the individual accounts or segments that comprise the balance sheet. Therefore, our analysis of trends in net interest income generally focuses on the various market and business elements that affect net interest income, not necessarily individual balance sheet or income statement accounts.
Net interest income is derived from the sources discussed below and shown in the following table. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin.
▪	Net interest rate spread. This component equals total earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities.

▪	Earnings from investment of interest-free capital. We must invest our interest-free funds (primarily regulatory capital) to generate earnings. As interest rates change, asset yields also move but there is no corresponding change in the interest-free funds that finance a portion of interest-earning assets. Earnings from this category are computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities.

	2005		2004		2003
(Dollars in thousands)		Pct of		Pct of		Pct of
		Earning		Earning		Earning
Components of net interest rate spread	Amount	Assets	Amount	Assets	Amount	Assets

Other components of net interest rate spread	$203,545	0.26%	$201,576	0.25%	$141,198	0.18%
Net (amortization)/accretion (1) (2)	(24,238)	(0.03)	(41,028)	(0.05)	(32,012)	(0.04)
Prepayment fees on Advances, net (2)	337	—	69,244	0.09	29,817	0.04
Amortization of basis adjustments on modified Advance hedges (2)	(1,254)	—	(37,560)	(0.05)	(24,718)	(0.03)

Total net interest rate spread (3)	178,390	0.23	192,232	0.24	114,285	0.15

Earnings from investment of interest-free capital	161,030	0.20	109,526	0.14	113,383	0.15

Total net interest income/net interest margin	$339,420	0.43%	$301,758	0.38%	$227,668	0.30%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
The net interest spread averaged 0.23 percent in 2005, 0.01 percentage points below 2004’s. The spread contributed $178.4 million (53 percent) to 2005’s net interest income compared to $192.2 million in 2004. Although the spread showed little change, there were three major volatile elements, as shown in the table: SFAS 91 amortization, Advance prepayment fees, and SFAS 133-related amortization of basis adjustments. Excluding these elements, net interest income increased $2.0 million.
The earnings from investment of interest-free capital generated $161.0 million (47.4 percent) of 2005’s net interest income, compared to $109.5 million (36.3 percent) in 2004. As a percentage of the average balance of interest-earning assets, the earnings from capital increased 0.06 percentage points in 2005.
Excluding the aforementioned volatile elements, total remaining net interest income was $364.6 million, an increase of $53.5 million (17.2 percent). The following are the primary factors that accounted for this remaining net interest income, listed in descending order of estimated earnings impact.
▪	Higher Short-Term Interest Rates. Higher short-term interest rates had three independent effects:
1.	Earnings from capital—Favorable: Because we tend to invest a majority of our capital in short-term and/or adjustable-rate assets, the increase in short-term interest rates improved earnings. Average short-term interest rates were up approximately 200 basis points, with the result that earnings from capital was by far the most important contributor to the increase in net interest income.
2.	Short funding—Unfavorable: Because we tend to utilize a modest amount of short funding—i.e., we tend to have a positive duration of equity and positive long-term gap (measured by the difference between the amount of long-term unswapped fixed-rate assets and long-term unswapped fixed-rate Consolidated Bonds) —earnings decreased as short-term interest rates rose. The long-term gap and duration of equity are discussed below and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

3.	Overnight asset gap—Favorable: Because we have a large positive overnight asset gap (i.e., we have a large amount of overnight Federal funds and overnight-maturity REPO Advances compared to overnight funding sources), earnings increased as short-term interest rates rose.
▪	Reclassification of mandatorily redeemable capital stock. Unfavorable: The GAAP reclassification of mandatorily redeemable capital stock from the capital stock account to a liability, in accordance with SFAS 150, decreased net interest income by $12.0 million. As discussed above in the “Capital Resources” section, the classification of SFAS 150 capital stock as a liability augments the dividend rate payable because the accrued interest expense reduces the REFCORP assessment.

▪	Lower mortgage spreads. Unfavorable: Net book spreads to funding costs earned on new mortgage assets began to narrow in the second half of 2003. This narrowing continued throughout 2004 and 2005. Because we purchased new mortgage assets in 2004 and 2005 at lower spreads compared to the spreads on the mortgage assets being paid down, the reduction in earnings was cumulatively larger in 2005 than 2004. The trend of lower net book spreads occurred due to, among other reasons, the flatter market yield curve, a decrease in the supply of fixed-rate mortgages, and a reduction in the market’s expected volatility of future interest rates.

▪	Changes in the market risk/return profile. Unfavorable: Beginning in the second half of 2004 and continuing throughout 2005, we adjusted our market risk/return profile by decreasing the exposure of our market value of equity and the long-term earnings risk of the entire balance sheet to significant changes in market interest rates. As the short-term interest rates increased and the market yield curve flattened, there was a smaller opportunity cost, in terms of lower earnings, from reducing market risk exposure. This strategy was implemented as a response to the flatter, but still upward sloping, market yield curve environment and the potential for further interest rate increases in this stage of the business cycle.

The strategy was implemented in two ways:
1.	We reduced the market value of equity and duration of equity sensitivities in higher interest rate environments by reducing the amount of short funding and lengthening the duration of unswapped fixed-rate Bonds relative to mortgage asset durations in the current and higher interest rate environments. The following table presents the average long-term gap and the average duration of equity for constant, flat-rate interest rate environment and up 100 basis points interest rate shock). More information on these measures are in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

	Long-Term Gap	Duration of Equity (in years)
	(in millions)	Flat	Up 100
Average 2005	$836	1.40	4.39
Average 2004	$1,031	2.49	6.01
2.	The amount of unswapped fixed-rate callable and APLS Bonds as a percentage of total mortgage assets was increased. This augmented protection of market risk exposure to falling interest rates, measured by an increasing duration of equity in lower interest rate environments. In 2005, there was an average of $8.52 billion par value of these Bonds, which was 42 percent of mortgage assets. In 2004, the average amount was $6.31 billion for 33 percent of mortgage assets. The result was that the duration of equity in a down 100 basis points interest rate shock increased from a 2004 average of (3.22) to a 2005 average of (2.94).

▪	Increase in amount of regulatory capital. Favorable: The average balance of regulatory capital increased $212 million, mostly from payment of stock dividends. Having more capital, on which we do not pay interest, to invest in interest-bearing assets raises earnings.

▪	Maturity of low cost debt. Unfavorable: In the last quarter of 2004 and throughout 2005, we retired a relatively large amount of unswapped fixed-rate Consolidated Bonds, which tended to have book costs that were below the average book cost of all outstanding such Bonds and well below the book yields of assets they funded. These retired Bonds were issued in 2001-2003, primarily to fund and hedge mortgage assets purchased during this period’s historically low and steep yield curve. Because we normally fund mortgage assets with a laddered maturity of debt, in a sharply upward sloping yield curve the Bonds with the shortest maturity will have the lowest book costs. To the extent we replaced these retired Bonds with new funding, they were replaced at higher interest costs. In the next three years, this will be a more important factor in our financial performance.

▪	Advance Composition. Unfavorable: There was a large shift of approximately $7 billion in the composition of Advances from Convertible Rate Advances towards LIBOR and other Advance Programs throughout 2004, which was maintained in 2005. This change in Advance composition lowered earnings because Convertible Rate Advances tend to have wider net spreads to funding costs than shorter-term and adjustable-rate Advances.
Sensitivity Analysis of Net Interest Income
In our management of market risk exposure, we focus in part on the sensitivity of net interest income resulting from actual or potential changes in various factors. Except where specified above, it is difficult to precisely quantify the effect of these factors on 2005’s operating results, either from an individual or combined basis. We also generally cannot determine the exact effect of changes in these factors over time. The changes are interdependent as well as being related to many variables. The effect on earnings from a change in a factor normally depends on the levels or trends in other factors, which may be equally difficult to quantify precisely. All of the factors together interrelate to determine net interest income. This is partly a consequence, noted above, of how we manage the level and volatility of net interest income as a whole considering the relationships among assets and liabilities, not by the individual accounts that comprise the balance sheet.
The following points present a sensitivity analysis of the major factors that determine changes in net interest income. Each example assumes a capital position of $4.0 billion.
▪	Level of short-term market interest rates. The level of short-term interest rates has two effects. First, an increase in short-term interest rates raises the earnings from our investment of interest-free capital, as noted previously. For example, each 1.00 percent increase in the earnings from capital investment due to an increase in interest rates would raise net interest income by $40.0 million and the ROE by 0.74 percentage points. Second, increases in short-term interest rates reduce the gain from any funding of long-term assets with shorter-term debt. We normally carry an amount of this “short funding,” as evidenced by having a positive long-term gap and a positive base-case duration of equity, as discussed in the “Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.” For example, assuming the long-term gap equals $1.0 billion, each 1.00 percent increase in short-term interest rates would decrease net interest income by $10.0 million and the ROE by 0.18 percentage points. The earnings effect from changes in interest rates due to having short funding reverses over time as the long-term assets reprice into the new interest rate environment.

The net effect on earnings from movements in short-term interest rates, as they affect these two factors, normally is to slightly increase earnings as rates rise and decrease earnings as rates fall, resulting in the historical trend of a narrower spread between ROE and short-term interest rates when rates rise and a wider spread when short-term rates fall.

▪	Shape of Consolidated Obligation market yield curve. The steepness of this yield curve has several effects, both direct and indirect. First, a steeper yield curve enhances earnings from any funding of long-term assets with shorter-term debt. Second, it also tends to raise net spreads to funding costs on mortgage assets early in the mortgages’ lives at the risk of potential reductions in later years when the shorter-term debt issued to fund the mortgages are retired leaving longer-term, higher cost debt to fund the remaining mortgages.
A steeper yield curve achieved through reductions in short-term interest rates quickly enhances earnings; the computation is the same as described immediately above. A steeper yield curve achieved through increases in long-term interest rates takes longer to affect earnings, depending on how soon the long-term assets can be repriced into the higher interest-rate environment; however, the calculation of the impact is the same.

▪	Capital leverage/asset growth. A greater amount of capital leverage may raise earnings. For example, assuming leverage increases through growth in assets that earn a 0.10 percent spread, each 0.25 percent reduction in the capital-to-assets ratio would increase net interest income by $4.2 million and the ROE by 0.08 percent. Assuming leverage increases through a reduction in the amount of capital, earnings would decrease according to the book yields on the assets that the capital had supported. However, in this case normally the ROE would increase because the decrease in the amount of capital would result in a decrease in the amount of short-term investments (all else being equal), which normally have a lower book yield than the ROE.

▪	Amount of capital. An increase in capital stock, which for example occurs when earnings are distributed to stockholders in the form of additional shares of stock, would normally increase net interest income but decrease the ROE, assuming the new stock is not levered but invested only in short-term money market assets. If the stock were levered with new assets such that the capital-to-assets ratio does not change, net interest income would also increase, but the ROE may either increase or decrease, depending on the level of the net asset spreads earned.

▪	Asset spreads to funding costs/asset composition/asset substitutions. Wider asset spreads to funding costs, or substitution of assets earnings lower spreads with assets earnings higher spreads, would directly enhance net interest income and the ROE. For example, each 2 basis points increase in the net spread to funding costs on $10 billion of assets would improve net interest income by $2.0 million and the ROE by 0.04 percentage points.

▪	Mortgage prepayment speeds. Generally, an increase in mortgage prepayment speeds, compared to the rate of retirement of supporting Consolidated Bonds, would lower net interest income and the ROE under the following circumstances:
—	if the assets prepaid were reinvested into new assets at lower yields (either with or without additional incremental funding); or

—	if the assets prepaid were reinvested into new assets at the same yields and additional incremental debt were issued to fund these new assets, with no retirement of the debt that had funded the prepaid assets.
Changes in mortgage prepayment speeds also may affect the SFAS 91-related amortization of purchased premiums and discounts on mortgage assets. This component of net interest income is discussed in detail in “Critical Accounting Policies and Estimates.”

▪	Market risk exposure/amount of short funding. We must continually balance earnings volatility and long-term market risk exposure. Generally, the greater the long-term market risk exposure, the higher current earnings are, at the risk of lower future earnings. One way to measure the amount of market risk exposure is by the difference between the amount of fixed-rate long-term assets funded with shorter-term debt. This is called the “long-term gap.” An increase in the long-term gap would raise the level of net interest income and the ROE assuming an upward sloping yield curve, but also would raise the market risk profile to increases in interest rates. For example, a $500 million increase in the long-term gap, assuming a two percent gain in the net spread from the short funding, would increase net interest income by $10.0 million and the ROE by 0.18 percentage points. The concept of the long-term gap is discussed in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

▪	Short-term repricing mismatches between assets and funding. Short-term and adjustable-rate assets and liabilities generally do not have the same repricing or maturity schedules. We typically tend to have more assets maturing daily than liabilities; this difference was magnified in 2004 and 2005 with the large amount of overnight REPO Advances. Given a short-term asset repricing gap, a higher short-term interest rate environment would temporarily raise the level of net interest income and the ROE. For example, for a $10.0 billion overnight asset gap funded on average with debt instruments having an average maturity of two weeks, a 1.00 percent increase in short-term interest rates during the year would increase net interest income in that year by $3.8 million and the ROE by 0.07 percentage points.
Effect of the Use of Derivatives on Net Interest Income
Notwithstanding the effects on net interest income of the modified Advance hedging relationships discussed above in this section, our use of derivatives affects net interest income by synthetically transforming the interest rate terms of Advances, Consolidated Obligations, and mortgage commitments, as presented in the following table.

(In thousands)	2005	2004	2003

Advances (1)	$(112,271)	$(468,719)	$(686,884)
Mortgage purchase commitments (2)	1,916	2,420	396
Consolidated Obligations (1)	(35,062)	300,497	396,794

Decrease in net interest income	$(145,417)	$(165,802)	$(289,694)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
The decrease in net interest income resulting from derivatives activity represents the economic cost of hedging purchased options embedded in Advances, net of gains to net interest income from converting the Consolidated Obligations from a fixed-rate basis to an adjustable-rate LIBOR index that is typically at a spread below 1-month or 3-month LIBOR. Although the use of derivatives lowers net interest income given the current relative amounts of Advances and Obligations associated with derivatives, it makes our earnings and market risk profile more stable.
The smaller net interest income loss in 2005 compared with 2004 and 2003 from Advance-related derivatives primarily reflected a lower balance of Convertible-Rate Advances and higher short-term LIBOR rates, which raised the interest earned on the adjustable-rate receive leg of the swaps.
The reduced net interest in 2005, compared with gains in 2004 and 2003, from Consolidated Obligation-related derivatives reflected the increase in short-term LIBOR, which raised the interest paid on the adjustable-rate pay leg of the swaps.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate changes analysis, as presented in the following table. For purposes of this table, we allocate changes in the composition of the balance sheet that are not due solely to volume or rate changes proportionately to these two factors.

(In thousands)	2005 over 2004			2004 over 2003
	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income
Advances	$(9,064)	$696,346	$687,282	$21,092	$92,067	$113,159
Mortgage loans held for portfolio	12,104	10,603	22,707	76,970	(14,763)	62,207
Federal funds sold and securities purchased under resale agreements	676	140,993	141,669	(18,836)	16,811	(2,025)
Other short-term investments	4,431	26,038	30,469	2,312	2,552	4,864
Interest-bearing deposits in banks	(26,091)	87,682	61,591	15,632	15,499	31,131
Mortgage-backed securities	32,138	8,384	40,522	35,713	(19,949)	15,764
Other long-term investments	(470)	38	(432)	(1,371)	(21)	(1,392)
Loans to other FHLBanks	(591)	255	(336)	293	133	426

Total	13,133	970,339	983,472	131,805	92,329	224,134

Increase (decrease) in interest expense
Term deposits	(155)	2,564	2,409	(1,113)	128	(985)
Other interest-bearing deposits	(2,167)	16,116	13,949	(8,330)	1,143	(7,187)
Short-term borrowings	(87,119)	391,809	304,690	(4,669)	51,421	46,752
Unswapped fixed-rate Consolidated Bonds	84,009	1,354	85,363	67,802	(67,688)	114
Unswapped adjustable-rate Consolidated Bonds	18,046	46,078	64,124	1,030	3,734	4,764
Swapped Consolidated Bonds	35,957	427,454	463,411	39,193	65,963	105,156
Mandatorily redeemable capital stock	9,276	2,709	11,985	—	1,350	1,350
Other borrowings	(125)	4	(121)	75	5	80

Total	57,722	888,088	945,810	93,988	56,056	150,044

Increase (decrease) in net interest income	$(44,589)	$82,251	$37,662	$37,817	$36,273	$74,090

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for each of the last three years.

(In thousands)	2005	2004	2003

Other Income
Service fees	$1,533	$1,651	$1,529
Net losses on trading securities	(35)	(33)	(415)
Net (losses) gains on other securities	—	(3)	4,571
Net (losses) gains on derivatives and hedging activities	(648)	39,555	26,234
Other non-interest income, net	2,828	2,706	4,107

Total other income	$3,678	$43,876	$36,026

Other Expense
Salaries and benefits	$21,700	$18,131	$15,928
Other operating expense	11,959	10,413	9,045
Finance Board	2,890	2,468	2,278
Office of Finance	2,222	2,226	1,985
Other expenses	3,846	3,210	2,051

Total other expense	$42,617	$36,448	$31,287

Total other expense
The majority of the $6.2 million (16.9 percent) increase in 2005 in total other expenses occurred from a $3.6 million (19.7 percent) increase in salaries and benefits. Operating expenses increased $1.5 million, mostly due to ongoing enhancements to our financial disclosures and controls and other costs associated with the registration of our capital stock under the Securities Exchange Act of 1934. Total other expense as a percentage of average total assets was 0.054 percent in 2005 and 0.045 percent in 2004, while as a percentage of average regulatory capital it was 1.05 percent in 2005 and 0.95 percent in 2004. These ratios continued to be one of the lowest of any FHLBank.

Effect of SFAS 133 on Earnings
The following table is a summary of the net realized and unrealized gain (loss) on derivatives and hedging activities for the last three years:

(In thousands)	2005	2004	2003

Fair Value Hedge
Advances (1)	$4,008	$37,964	$25,205
Mortgage Purchase Program	—	—	(664)
Consolidated Obligations	(3,844)	1,790	—

Total Fair Value Hedge	164	39,754	24,541

Economic Hedge
Advances	11	—	—
Mandatory Delivery Contracts	(363)	(6,750)	11,114
To-be-announced mortgage-backed securities hedges	(460)	6,299	(9,418)
Investments	—	(56)	(3)
Consolidated Obligations	—	308	—

Total Economic Hedge	(812)	(199)	1,693

Total net (losses) gains on derivatives and hedging activities	$(648)	$39,555	$26,234

(1)	Includes SFAS 133 basis adjustments of (in thousands) $1,254, $37,560 and $24,718 in the years ended December 31, 2005, 2004 and 2003, respectively. These amounts increased “Net interest income” and decreased the gain on SFAS 133 market adjustments.
Excluding the $1,254 thousand of SFAS 133-related amortization of basis adjustments on modified Advance hedging relationships, SFAS 133 lowered earnings by $1,902 thousand in 2005. We consider this amount minor and representative of normal ineffectiveness associated with fair value long-haul accounting treatment. Excluding the year-over-year change in basis amortization, the SFAS 133 account showed a change of negative $3,897 thousand in 2005 compared to 2004.
Effective October 1, 2005, we corrected how we assess effectiveness for Convertible Rate Advance hedging relationships. These are now accounted for under the fair value long-haul method. Therefore, the effect of SFAS 133 on earnings will become more volatile to the extent the long-haul method results in ineffectiveness. See Note 2 of the Notes to Financial Statements.
To-be-announced mortgage-backed securities are generic pass-through mortgage-backed securities with specific coupons, but not specific to a particular pool or pools. Transactions involving to-be-announced mortgage-backed securities obligate the seller to deliver, at settlement, a pool or pools of pass-through mortgage-backed securities that qualify under good delivery guidelines established by the Bond Market Association.
There were no other economic events in 2005 that materially affected earnings. Inflation had an immaterial influence on net income and other operations.
REFCORP and Affordable Housing Program Assessments
REFCORP is assessed at 20 percent of net earnings before the Affordable Housing Program. The Affordable Housing Program expense is assessed at the greater of an aggregate of $100 million for the FHLBank System or 10 percent of net earnings after REFCORP and before both the Affordable Housing Program and interest on mandatorily redeemable capital stock expenses. The current effective net tax rate is 26.9 percent since the FHLBank System exceeds the $100 million in aggregate.
These assessments totaled $80.8 million in 2005, resulting in an ROE reduction of 2.13 percentage points, compared to $82.1 million in 2004 for an ROE reduction of 2.16 percentage points. REFCORP and Affordable Housing Program assessments are further discussed in Item 1.’s “Taxation” section and in Notes 9 and 10 of the Notes to Financial Statements.

Analysis of Quarterly ROE for 2005 and 2004
The table on the next page shows quarterly operating results for 2005 and 2004 for major categories of earnings, both in dollar amounts and in terms of their contribution to ROE. Assessments are pro-rated for ROE within each category. Isolating the components of earnings performance can help give a more complete picture of reasons for changes in ROE.
Most of the quarterly variability in ROE during 2005 and 2004 was due to volatility in:
▪	net (amortization)/accretion of purchased premiums and discounts in accordance with SFAS 91;

▪	Advance prepayment fees (for 2004 only); and

▪	SFAS 133 market value adjustments on derivative hedge relationships (excluding amortization of basis adjustments of modified Advances which only reclassifies earnings from net interest income to the SFAS 133 account).
The quarterly contributions to ROE from other net interest income, excluding the above-mentioned volatile items, were relatively stable in 2005 and 2004 in the sense that they were higher in each proceeding quarter. This trend of continually rising other net interest income was due, net of other factors, to rising short-term interest rates, as previously discussed.
The reasons for the volatility of SFAS 91-related net amortization are discussed in the “Critical Accounting Policies and Estimates” section at the end of this Management Discussion.
Even with the variability in quarterly net income and ROE, we were able to pay stockholders a competitive dividend and increase retained earnings in each quarter of 2005 and 2004.

	Dollars in Millions					Annualized ROE
	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
Year 2005
Net Interest Income:
Net (amortization)/accretion(1)	$(10.4)	$(10.4)	$(2.8)	$(0.6)	$(24.2)	(0.78)%	(0.78)%	(0.23)%	(0.05)%	(0.47)%
Prepayment fees	0.1	0.1	0.1	—	0.3	0.01	0.01	0.01	—	0.01
Advance basis adjustment (2)	(0.3)	(0.4)	(0.4)	(0.2)	(1.3)	(0.02)	(0.03)	(0.03)	(0.02)	(0.02)
Other net interest income	88.0	90.3	91.1	95.2	364.6	6.59	6.77	7.31	7.51	7.03

Total net interest income	77.4	79.6	88.0	94.4	339.4	5.80	5.97	7.06	7.44	6.55

Securities gains (losses)	—	—	(0.1)	0.1	—	—	—	(0.01)	0.01	—
Net realized and unrealized gains (losses) on derivatives (2) (3)	0.8	(1.4)	(2.3)	2.2	(0.7)	0.06	(0.10)	(0.18)	0.17	(0.01)
Other non-interest income	1.1	1.1	1.2	1.0	4.4	0.08	0.08	0.09	0.08	0.08

Total non-interest income	1.9	(0.3)	(1.2)	3.3	3.7	0.14	(0.02)	(0.10)	0.26	0.07

Total revenue	79.3	79.3	86.8	97.7	343.1	5.94	5.95	6.96	7.70	6.62
Total non-interest expense	10.1	11.1	10.3	11.1	42.6	0.76	0.84	0.83	0.88	0.83
Total assessments	18.4	18.2	20.7	23.5	80.8	Assessments have been pro-rated to the other components.

Total net income/ROE	$50.8	$50.0	$55.8	$63.1	$219.7	5.18%	5.11%	6.13%	6.82%	5.79%

Average capital	$3,974.7	$3,919.1	$3,610.8	$3,671.0	$3,792.6

Year 2004
Net Interest Income:
Net (amortization)/accretion(1)	$(15.1)	$(2.5)	$(11.6)	$(11.8)	$(41.0)	(1.20)%	(0.20)%	(0.89)%	(0.88)%	(0.79)%
Prepayment fees	10.8	6.4	32.4	19.6	69.2	0.86	0.50	2.48	1.47	1.34
Advance basis adjustment (2)	(9.4)	(9.4)	(9.5)	(9.3)	(37.6)	(0.74)	(0.73)	(0.73)	(0.70)	(0.73)
Other net interest income	75.0	76.1	77.3	82.7	311.1	5.94	5.95	5.92	6.19	6.01

Total net interest income	61.3	70.6	88.6	81.2	301.7	4.86	5.52	6.78	6.08	5.83

Securities gains (losses)	0.1	(0.1)	—	—	—	0.01	(0.01)	—	—	—
Net realized and unrealized gains (losses) on derivatives (2) (3)	9.0	12.4	8.2	10.0	39.6	0.71	0.97	0.63	0.75	0.76
Other non-interest income	1.0	1.0	1.2	1.1	4.3	0.08	0.08	0.09	0.08	0.08

Total non-interest income	10.1	13.3	9.4	11.1	43.9	0.80	1.04	0.72	0.83	0.84

Total revenue	71.4	83.9	98.0	92.3	345.6	5.66	6.56	7.50	6.91	6.67
Total non-interest expense	9.1	9.6	8.8	9.0	36.5	0.72	0.75	0.67	0.67	0.70
Total assessments	16.5	19.7	23.7	22.2	82.1	Assessments have been pro-rated to the other components.

Total net income/ROE	$45.8	$54.6	$65.5	$61.1	$227.0	4.94%	5.81%	6.83%	6.24%	5.97%

Average capital	$3,718.5	$3,774.7	$3,816.9	$3,907.7	$3,804.8

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	Amortization of SFAS 133 basis adjustments on modified hedge relationships decreased Advance interest income and increased the “Net realized and unrealized gain (loss) on derivatives” by these amounts.

(3)	Per SFAS 133.

Segment Information
General Information
The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank’s two Mission Asset Programs and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk management, and operational administration. The segments identify the primary ways we provide services to member stockholders. The FHLBank, as an interest rate spread manager, considers a segment’s net interest income, net interest rate spread and, ultimately, net income as the key factors in allocating resources. Resource allocation decisions are made by considering these profitability measures in the context of the historical, current and expected risk profile of each segment and the entire balance sheet, as well as current incremental profitability measures relative to the incremental market risk profile.
We dynamically manage the overall financial performance (which includes funding, market risk exposure, earnings volatility and dividend return) primarily at the level of, and within the context of, the entire balance sheet rather than at the level of individual business segments or product lines. Also, we hedge specific asset purchases and specific sub-portfolios in the context of the entire mortgage asset portfolio and the entire balance sheet. Under this holistic approach, the market risk/return profile of each business segment does not correspond, in general, to the performance that each segment would generate if it were completely managed on a separate basis. It also is not possible, given this approach, to accurately determine what the performance would be if the two business segments were managed on stand-alone bases. Further, because management of financial performance is a dynamic process, the performance of a segment over a single identified period may not reflect the long-term expected or actual future trends for the segment.
The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. We have assigned our investments to this segment primarily because they have historically been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Mortgage Purchase Program income is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Capital is allocated proportionate to each segment’s average assets based on the total balance sheet’s capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. Affordable Housing Program and REFCORP are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments under SFAS 133, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in our management of the Mortgage Purchase Program’s market risk.

Note 16 of the Financial Statements presents the FHLBank’s financial performance by business segment for the last three fiscal years. The table below summarizes the information in Note 16 for 2005 and 2004 (dollars in thousands).

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
2005
Net interest income	$261,634	$77,786	$339,420

Net income	$168,353	$51,320	$219,673

Average assets	$70,040,700	$9,348,840	$79,389,540

Assumed average capital allocation	$3,345,680	$446,875	$3,792,555

Return on Average Assets	0.24%	0.55%	0.28%

Return on Average Equity	5.03%	11.48%	5.79%

2004
Net interest income	$216,330	$85,428	$301,758

Net income	$169,429	$57,618	$227,047

Average assets	$72,174,510	$8,320,169	$80,494,679

Assumed average capital allocation	$3,407,884	$396,872	$3,804,756

Return on Average Assets	0.24%	0.69%	0.28%

Return on Average Equity	4.97%	14.52%	5.97%

Financial Performance of Traditional Member Finance Segment
For the Traditional Member Finance segment, the relatively stable Return on Average Assets (ROA) and stable ROE in 2005 compared with 2004 were the result of several factors that, overall, offset one another. These factors are discussed in the “Net Interest Income” section above and summarized below.
▪	Favorable factors: Earnings increased, on a net basis, from the higher short-term interest rate environment.

▪	Unfavorable factors: The large reduction in prepayment fees on Advances, maturity of low cost debt, the cumulative effect of narrower spreads on new mortgage-backed securities, and the change in Advance composition.
The Traditional Member Finance segment also benefited substantially in 2005 from an increase in the long-term gap between the mortgage-backed securities in this segment and the unswapped Consolidated Bonds assigned to these assets. Although the average long-term gap on the entire balance sheet was lower in 2005 than 2004, all of the reduction occurred in the Mortgage Purchase Program segment. The increase in the long-term gap in the Traditional Member Finance segment partially offset, by design, a portion of the management actions to reduce our market risk exposure most of which was implemented in the Mortgage Purchase Program segment.
Without 2004’s $69.2 million of Advance prepayment fees, the ROE in 2004 would have been 1.49 percent lower than actual (after assessments), and the increase in ROE from 2004 to 2005 would have been greater than actual by this amount.
Financial Performance of Mortgage Purchase Program Segment
For the Mortgage Purchase Program segment, the 3.04 percent decrease in the ROE from 2004 to 2005 involved the following unfavorable factors (in descending order of importance, with the first two estimated to have had a similar impact). These factors are discussed in detail in the “Net Interest Income” section above and summarized below.
▪	Net book spreads on new mortgage assets were significantly narrower than outstanding mortgage assets. This trend is expected to continue in 2006, resulting in an anticipated further reduction in the profitability of this segment.

▪	The strategy to reduce exposure to market risk was implemented primarily in the Mortgage Purchase Program segment because these assets tend to have the most market risk exposure.

▪	A relatively large amount of unswapped fixed-rate Consolidated Bonds, with book costs significantly below the book yields on the mortgage loans they funded, matured. This trend will continue in the next three years, resulting in an anticipated further reduction in the profitability of this segment.
Partially offsetting these unfavorable factors in 2005 was an $11.9 million decrease from 2004 to 2005 in net premium amortization in accordance with SFAS 91, a change which increased earnings. The 2004 amortization was greater than the normal amount expected in a steady-state interest rate environment because of continuing above-average prepayment speeds in that year. The total 2005 amortization was consistent with the normal amount expected in a steady-state environment of no changes in interest rates. If the 2004 amortization had equaled that in 2005, 2004’s ROE would have been 2.20 percent higher (after assessments). Therefore, the unfavorable factors cited above decreased 2005’s ROE of this segment by 5.24 percent (which equals 2.20 percent plus the 3.04 percent total ROE change).
Discussion of Market Risk Management
Management actions to reduce our market risk exposure profile resulted in shifting profitability from the Mortgage Purchase Program segment to the Traditional Member Finance segment. The long-term gap of the Mortgage Purchase Program segment decreased significantly. This strategy pressured earnings given the upward sloping (although flatter) yield curve. We partially offset the unfavorable earnings impact by engaging in actions within the Traditional Member Finance segment to increase that segment’s long-term gap. This is an example of how we dynamically manage financial performance within the context of the entire balance sheet.
In general, we have greater flexibility in adjusting the market risk/return profile of the entire balance sheet by utilizing acquisitions of mortgage-backed securities rather than purchases of mortgage loans or the issuance of Advances. First, we can directly control the types and timing of our purchases of mortgage-backed securities and the market risk/return profile of these assets. Second, in many periods, we purchase more mortgage-backed securities than loans under the Mortgage Purchase Program. The ability to utilize the Mortgage Purchase Program is limited by the relatively small number of members currently selling loans to us. The ability to access the market at our time of choice to purchase mortgage-backed securities facilitates our management of the market risk/return profile. For the Mortgage Purchase Program segment, we can control purchase volumes only indirectly through adjustments of loan pricing to incent or disincent Participating Financial Institutions to sell us certain loan types at certain times. Our indirect ability to use loan pricing in this manner is tempered by our business decision to provide the Program as a Mission Asset Activity and to purchase mortgage loans from PFIs at competitive market prices.
The ROE for each segment for any single quarterly, semiannual, or annual period is generally not expected to be an indication of the expected or actually realized return over the life of the assets in the segment. This is due to changes in the principal cash flows between the assets and liabilities as interest rates and prepayment speeds change and to our dynamic management of the market risk/return profile that it is a key component of our financial strategy.
Outlook for Results of Operations
We expect our financial performance to continue to generate competitive returns for stockholders over a long-term horizon across a wide range of business, financial, and economic environments. We believe credit risk, liquidity risk, and operational risk will not materially affect earnings.
However, the strong financial performance of the last four years may not continue at the same level over the next several years. Earnings relative to short-term interest rates are expected to be at or below the performance level we believe our business model supports on a long-term, steady-state basis, unless short-term interest rates decrease by a large amount rapidly. The factors identified in the “Net Interest Income” section that affected the dividend spread in 2005 will result, if they persist, in a further narrowing of the dividend spread to 3-month LIBOR. In particular, the large amount of low cost debt scheduled to mature in the next three years will increasingly pressure earnings.
We believe our current business model is capable of generating an ROE in the range of 1.25 to 1.75 percentage points above 3-month LIBOR on a long-term, steady-state basis. The higher ROE spread in the last four years occurred primarily from Advance prepayment fees (except in 2005), a yield curve steeper than the historical average

(for 2002 through 2004), falling short-term interest rates (through mid 2004), and portfolio book spreads on mortgage assets that are higher than current market spreads. The outlook for a continued narrowing of the ROE spread is based on the following assumptions:
▪	asset book yields, liability book costs, and asset spreads to funding costs are at current market levels;

▪	the current composition of the balance sheet;

▪	the current amount of operating expenses;

▪	the current amount of capital leverage;

▪	the historical-average trend amount of market risk exposure and shape of the yield curve;

▪	normal steady-state SFAS 91 amortization;

▪	no income or expense for SFAS 133; and

▪	no Advance prepayment fees.
A material change in one or more of these assumptions would likely impact our outlook for earnings, positively or negatively, depending on the direction of the change.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
General Information
Business risk is the potential adverse impact on achievement of our mission objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events that may occur over which we have limited control or influence. Our most significant business risks are described in Item 1A.’s “Risk Factors” section as well as in the various “Outlook” sections.
Many of management’s day-to-day activities focus on assessing, evaluating, and responding to business risk factors. Our Board of Directors and management mitigate potential business risk through an extensive strategic planning process and ongoing monitoring of external activities and events. The strategic planning process is a joint effort among all business units. The process starts with the establishment of corporate goals and objectives over a 3- to 5-year time horizon that is consistent with our mission. Departmental business plans and strategies are developed and implemented to facilitate the achievement of each goal and objective.
Pro-forma financial statements assuming various market and business scenarios, and incorporating our annual operating and capital expense budgets, are prepared and updated by senior management. They are also reviewed and approved by the Board of Directors.
Business Risk Trends
Although there were no new material developments regarding our business risk in 2005, there is a significant ongoing risk that can impact our balancing of the growth and volatility in Mission Asset Activity with the ability to pay competitive dividends – namely that capital stock and Mission Asset Activity are concentrated among several members, which presents the risk that Advances and/or capital may be subject to sharp changes.
The members with whom Mission Asset Activity is concentrated tend to aggressively change their utilization of Mission Asset Activity over time in accordance with their asset/liability management needs. They also tend to be affiliates of financial institution holding companies chartered outside the Fifth District or have affiliates chartered outside our District. In addition, they have memberships in multiple FHLBank districts within their affiliate structures and/or could relatively easily initiate memberships in other FHLBank districts. These conditions increase the uncertainty and potential volatility of our membership composition, capital stock holdings and volatility in our Mission Asset Activity, both for sharp increases and sharp decreases, as well as heighten competitive conditions regarding the pricing of Mission Asset Activity and other business practices.

To date, there have been no systemic long-term reductions in Mission Asset Activity balances or unfavorable effects on profitability from the concentration of membership and activity. We are not aware of, nor can we predict, any such specific outcomes that may occur in the future. However, the risk highlights the importance of contingency planning regarding merger activity, competitive conditions, and the concentration of ownership and activity. If a large member stockholder or user of Mission Asset Activity were to withdraw from membership or significantly reduce its activity with us, we would consider enacting prudent strategic responses within the context of our Capital Plan, Retained Earnings Policy, and pricing of Mission Asset Activity.
As noted in the “Capital Resources” section, in the second quarter of 2005, two relatively large members were acquired by non-Fifth District financial institutions. These acquisitions significantly increased the amount of SFAS 150 capital stock. Per Finance Board Regulations, we must redeem this stock at the end of a five-year waiting period and we are permitted to repurchase the amount of SFAS 150 stock that is members’ excess stock before the five-year period ends. At year-end 2005, the amount of excess SFAS 150 stock was $360 million. SFAS 150 capital stock is not permitted to be used in the cooperative excess stock pool for capitalization of additional Mission Asset Activity. Our Board of Directors is currently considering possible alternatives relating to our right to early-repurchase the excess SFAS 150 capital stock in the context of the objectives and application of our Capital Plan, the ability to continue paying competitive stock dividends, the leverage of our capital, consideration of rating agencies’ concerns, expected growth of Mission Asset Activity, liquidity, and market risk exposure.
The second industry issue that could materially affect Mission Asset Activity balances is the cost of the FHLBank System’s Consolidated Obligations relative to market indices such as yields on U.S. Treasury securities and LIBOR. These spreads, which are affected by many factors, are the primary determinants of the general competitiveness of Advance rates. Beginning in the mid- to late 1990s, Consolidated Obligation spreads over yields on U.S. Treasury and LIBOR securities widened primarily because the FHLBank System and other GSEs began issuing many more debt securities. In this decade, average spread levels on Consolidated Obligations have somewhat stabilized, although they do continue to exhibit material volatility over time. We cannot predict the future trends in the cost of Consolidated Obligations relative to other market interest rates or the exact effect of widening of their spreads on the demand for Mission Asset Activity.
Market Risk
Measurement of Market Risk Exposure
Overview. We define market risk exposure as the risk of fluctuations in both the economic value of our stockholders’ capital and the level of future earnings from uncertain and unexpected changes in, and the volatility of interest rates and options, including mortgage prepayment speeds and other market variables. The economic value of capital is also referred to as the market value of equity. There is normally a tradeoff between long-term market risk exposure and earnings exposure. We denote this tradeoff by referring to the “market risk/return profile.”
The primary sources of market risk exposure include:
▪	differences in the timing of the expected repricings and expected maturities of cash flows between assets and liabilities/hedging instruments;

▪	changes in the relationship between market benchmark rates, which are the foundation for the rates on our assets and liabilities, which is referred to as basis risk; and

▪	changes in the values of the options associated with certain Advances, mortgage assets, Consolidated Obligations, and derivatives.
Most of the volatility in market risk exposure occurs for two reasons:
▪	Interest rates (especially long-term interest rates) change, which results in changes in market risk exposure given differences in the timing of expected net cash flows.

▪	Changes occur in the actual and projected prepayment speeds on our mortgage assets. We are unable to completely hedge the volatility of mortgage prepayments in a cost effective manner using callable debt or derivatives. Changes in mortgage prepayment speeds, net of offsetting changes in the cash flows of liabilities, affect the timing difference of actual and expected net cash flows. Prepayment speeds change primarily due to changes in actual and expected future mortgage interest rates as well as secondarily due to changes in other factors such as the type of mortgage assets we hold, their final maturities, the age of the mortgage loans, home sales and other geographical terms, and the historical pattern of the evolution of interest rates.
Measures of Market Risk. Our primary measures of long-term market risk exposure are the following:
▪	the capital-to-assets ratio;

▪	the market value of equity sensitivity;

▪	the level and sensitivity of the duration of equity;

▪	the market-to-book value ratio of regulatory capital;

▪	the sensitivity of the net market value, market value of equity, and duration of equity of the mortgage assets portfolio; and

▪	key rate duration.
We measure and analyze long-term market risk under a variety of interest rate scenarios and perform sensitivity and stress analysis of the major variables that affect long-term market risk. These variables include the level and volatility of interest rates, changes in the shape of market yield curves, mortgage prepayment speeds, the level, composition and profitability of Mission Asset Activity, spreads on assets to funding costs, and management’s strategies on the tradeoff between the amount of earnings exposure and the amount of long-term market risk exposure.
We measure market value sensitivities for hypothetical parallel interest rate shocks including up and down 25, 50, 100, 150, 200, and 300 basis points, and, periodically, for changes in other variables that affect the market value of equity, such as non-parallel movements in interest rates, changes in interest rate volatility, and changes in various market spreads.
The market value of equity sensitivity and duration of equity sensitivity are complementary measures of market risk exposure. The market value of equity sensitivity indicates the expected percentage change in the market value of equity from the current balance sheet given a hypothetical change in interest rates. It measures market risk exposure in the context of potential changes in interest rates, not the market risk after interest rates have changed.
Duration of equity indicates the expected market value sensitivity at a particular assumed level of interest rates after interest rates have hypothetically changed. The duration of equity limits in the interest rate shocks provide a focus for us to consider management of the market risk/return profile in the context of how market risk may change as interest rates move from current levels, as well as what the market risk exposure would be after the hypothetical movement in interest rates from current levels.
The assumptions in long-term market risk measures—typically instantaneous and permanent interest rate movements—while very important in restricting overall market risk exposure, are less helpful in guiding earnings expectations. Management believes that the current set of long-term market risk measures are, by themselves, incomplete indicators of market risk because:
▪	they do not indicate the timing of risk exposure and earning patterns;

▪	they do not incorporate active management responses in response to actual changes in the market environment; and

▪	they do not consider effects of changes in the level, composition and management of future business activity, the passage of time, or duration drift.
To address these limitations, we use additional measures of market risk exposure including earnings simulations/sensitivity analysis, cash flow gap analysis, long-term gap analysis, repricing gaps, and basis risk exposure analysis. These additional measures provide indications of earnings sensitivity.

Market risk exposures, and our measures of them, fluctuate due to:
▪	changes in market variables such as interest rates, mortgage prepayment speeds, interest rate volatility, and market spreads between assets and liabilities;

▪	differences in maturities, pay downs, and exercise of call and put options of assets and liabilities;

▪	changes in the composition of long-term assets (e.g., between long-term Advances and mortgage assets) and long-term Consolidated Bonds (e.g., the percentage of non-callable versus callable Consolidated Bonds);

▪	changes in the volumes of assets; and

▪	management actions to control the market risk profile in response to the above four variables and in response to our expectations of potential future market and business environments.
Role of Short Funding. Given our cooperative ownership structure and relatively low risk profile, our spreads between asset yields and debt costs tend to be narrow. Therefore, in order to help pay a competitive dividend return on members’ capital investment, we normally engage in a limited amount of funding of long-term assets with shorter-term debt, which is referred to as short funding, and invest our equity in a maturity ladder of assets. These practices enable earnings to benefit from the fact that, on average over time, the yield curve has been historically upward sloping. They also normally expose the spread between our ROE and the level of short-term interest rates to reductions from sharp increases in short-term interest rates, especially if accompanied by a flatter market yield curve and cause the long-term market risk profile to be more exposed to higher interest rates. Given a non-flat yield curve, short funding raises book spreads while using longer-term liabilities lowers book spreads. A greater amount of short funding normally correlates with a higher duration of equity. The amount of short funding has a large effect on both earnings and long-term market risk exposure.
The “long-term gap” is one measure of short funding. It is the difference between the principal amount of long-term fixed-rate unswapped assets and the principal amount of long-term fixed-rate unswapped Consolidated Bonds. Long-term is defined for this purpose as assets or liabilities with original final maturities of over one year. Although the one-year break point is somewhat arbitrary, it provides a reasonable approximation of the amount of short funding present in our balance sheet. The long-term gap has normally been in the range of 10 percent to 50 percent of capital, although it has been outside this range, most notably in 2003 when it was below the range for many months. The long-term gap tends to move in the same direction (but not always) over time as duration of equity in a current “base-case” interest rate environment, although the correlation is not perfect. Results for the long-term gap measure are provided in the “Components of Net Interest Income” section of “Results of Operations.”
Policy Limits. We normally measure market risk exposure at every month end, but more often if significant changes occur during the month in the balance sheet, market environment, or management strategies. Month-end measurements are reported to our Board of Directors and the Finance Board.
Our Financial Management Policy has five sets of limits regarding market risk exposure.
▪	Capital leverage. We must maintain at least a 4.00 percent regulatory capital-to-assets ratio.

▪	Market Value of Equity Sensitivity. The market value of equity (for the entire balance sheet) must be between positive and negative 20 percent of the current balance sheet’s market value of equity in each of two hypothetical interest rate scenarios: up 200 basis points and down 200 basis points from the current interest rate environment. The interest rate movements are specified to be “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

▪	Duration of Equity. The duration of equity for the entire balance sheet in the current interest rate environment must be between positive and negative eight years. In addition, the duration of equity in each of up and down 200 basis points interest rate shocks must be within positive and negative ten years.

▪	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive four percent and negative four percent in each of up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities with no capital allocation.
▪	Risk-Based Capital. This regulatory limit on market risk exposure (for the entire balance sheet) is described below in the section below “Role of the Capital Plan in Risk Management.”
We complied with all of our market risk limits in each month of 2005 and 2004.
In the third quarter of 2004, the Finance Board released an advisory bulletin that addressed the measurement of and policy limits on long-term and short-term market risk. The bulletin directed each FHLBank to consider the benefits and limitations of its current market risk measurements and policy limits and to consider adopting alternative or additional measures and/or limits. In June 2005, we presented to our Board of Directors an analysis of our market risk measurement and policy limits. After consideration of the bulletin, management recommended, and the Board concurred, that the then current limits were consistent with the bulletin’s provisions and guidance. No additional or modified policy limits were established other than a modification to the limit for the mortgage assets portfolio.
The mortgage assets portfolio limit was narrowed from five percent to four percent. The primary reason for the change was to make the limit more consistent with the limit on the market value of equity sensitivity of the entire balance sheet. Given the current composition of mortgage assets to total assets and assuming that Advances and money market investments have a minimal amount of market risk exposure, a four percent limit on the net asset market value is approximately equivalent to the 20 percent limit on the market value of equity sensitivity.
We have not to date established a policy limit on earnings volatility because:
▪	As changes occur in market and business conditions, it is important to be able to respond with flexibility to manage the tradeoffs involved in controlling both earnings sensitivity and long-term market risk exposure. Policy limits for both planning horizons could constrain the ability to effectively and flexibly control exposure in both planning horizons.

▪	The long-term policy limits implicitly address consideration of earnings volatility because the long-term market risk measures include the total time horizon of market risk exposure.

▪	The Retained Earnings Policy is based on, among other components, potential earnings volatility.

▪	The requirement to pay a competitive dividend rate each quarter provides a strong discipline to manage and control earnings exposure.
Tools to Measure Market Risk Exposure. We use several robust proprietary models from well-respected third party software companies. These models enable us to analyze all of our financial instruments, including derivatives, and their associated options, including mortgage prepayment options, using theoretically rigorous “option-adjusted” stochastic valuation techniques, as well as current market information on interest rates, interest rate volatility, option prices, and market spreads. The valuation of mortgage assets uses detailed projected prepayment speeds provided by a market-tested third-party vendor, which is linked to the valuation model. We compare projected prepayment speeds from this prepayment model to actual experience and to other prepayment models.
The market risk models and prepayment models are model-based; that is, they result in market valuations that are estimates, not precise indications of the true economic value of an instrument. There are numerous approaches to valuation, each of which may provide different reasonable results given assumptions and methodologies. We regularly assess the effects of different assumptions and methodologies on the market value results.
Management of Market Risk Exposure
Overview. Our overall strategy to manage the market risk/return profile is to control both components simultaneously, in the contexts of our Financial Management Policy, Retained Earnings Policy, earnings targets, and corporate objectives regarding Mission Asset Activity. Our management of earnings volatility and long-term market risk exposure has four objectives:
▪	control the volatility of the market value of equity to changes in market variables, primarily interest rates and mortgage prepayment speeds;

▪	pay a competitive dividend on average over time across a wide range of business environments, defined as current earnings consistent with 3-month LIBOR plus 1.50 percent;

▪	minimize earnings volatility relative to yields on comparable investments; and

▪	minimize market risk exposures at various maturity points on the yield curve.
The two components of the market risk/return profile can conflict with each other and create tension between our corporate objectives to:
▪	earn a competitive return on members’ stock investment in order to attract and retain members and capital, encourage growth in Mission Asset Activity, and maximize the long-term total return on members’ capital investment; and

▪	minimize long-term market risk exposure.
These two objectives are clear in indicating a focus on controlling long-term market risk exposure and delivering value to member stockholders over the long term.
Hedging Strategies. We dynamically manage and control our market risk/return profile holistically at the level of, and within the context of, the entire balance sheet. This means that:
▪	We finance and hedge specific asset purchases and specific subportfolios in the context of the current, expected and desired market risk/return characteristics of the individual assets, the mortgage assets portfolio and the entire balance sheet. This “holistic” approach to financing/hedging decisions is important given the necessity of dynamically managing the tradeoff between long-term market risk exposure and earnings volatility, as well as the high volume of small-size transactions of Mission Asset Activity.

▪	After Consolidated Bonds are issued and allocated to the Credit Services portfolio, the Mortgage Purchase Program, or the mortgage-backed securities portfolio, they are not reallocated.

▪	Our overall market risk/return profile is continually “rebalanced” through time in response to actual and expected changes in interest rates, prepayment speeds, interest rate volatility, cash flow mismatches between amortizing mortgage assets and nonamortizing debt liabilities, the actual market risk profile, earnings considerations, and other factors.
The FHLBank has an opportunity to dynamically manage and control the market risk/return profile under five events:
▪	as assets pay down or mature;

▪	as liabilities mature or are called;

▪	as the balance sheet’s market risk/return profile changes due to movements in interest rates, projected mortgage prepayment speeds, and interest rate volatility;

▪	as new assets are purchased; and

▪	as opportunities to issue debt on favorable terms arise.
As market risk exposure changes, we may “rebalance” exposure. Rebalancing may be achieved in the following ways: by funding new long-term assets with shorter-term or longer-term debt; by replacing maturing or called Consolidated Bonds with shorter-term debt; or by issuing Bonds and investing the proceeds in shorter-term assets. As previously discussed, we normally engage in a limited amount of funding of long-term assets with shorter-term debt and invest our equity in a ladder of assets, both to profit from the historically upward sloping yield curve. Under this holistic approach to market risk management, the market risk/return profile of each of the two business segments we have identified may not correspond, in general, to the performance each segment would generate if it were managed separately. It also is not possible to accurately determine what the individual market risk/return profile of each segment would be if each were managed on stand-alone bases.

Tools to Manage Market Risk Exposure. We use various tools to manage and control the market risk/return profile. These tools include Consolidated Obligations, derivatives, and investments. We manage the market risk exposure of mortgage assets by participating in the issuance of various maturities and types of long-term Bonds. Some of these have call options enabling us to partially offset the mortgage prepayment options. We attempt to hold a portfolio of Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. However, because it is expensive to completely hedge the contraction and extension risks of mortgage assets, a residual amount of market risk typically remains after hedging activities.
In addition to callable and non-callable Consolidated Obligations, we have recently begun issuing a limited amount of APLS, which are described in the “Consolidated Obligations” section of Item 7.’s “Analysis of Financial Condition.”
Market Value of Equity Sensitivity
The market value of equity measures the long-term economic value of current capital. The market value of equity is measured as the current theoretical market value of assets minus the current theoretical market value of liabilities. The market value of equity does not measure the value of our company as a going concern because it does not consider future new business activity, future risk management strategies, or the net profitability of assets after funding costs are subtracted.
The market value of equity is affected by changes in interest rates, options prices, mortgage and debt spreads, interest rate volatility, and other market variables. It directly measures the long-term volatility of net income, given particular assumptions and limitations. Sensitivity analysis addresses market risk exposures embedded in the current balance sheet from these variables. Management of the market value of equity is a proxy for the management of the level and volatility of future earnings from changes in these variables, on a present-value basis. Because of the options inherent in our balance sheet (primarily mortgage prepayments), the market value of equity tends to decrease in both up and down parallel interest rate movements of all markets interest rates (U.S. Treasury, LIBOR, mortgage, and Consolidated Obligations).

The following table presents the market value of equity sensitivity profile for selected interest rate shocks and periods.

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2005 Monthly Average
Market Value of Equity	$3,924.2	$4,110.4	$4,152.9	$4,149.1	$4,103.2	$4,027.0	$3,840.6
% Change from Flat Case	(5.4)%	(0.9)%	0.1%		(1.1)%	(2.9)%	(7.4)%

2004 Monthly Average
Market Value of Equity	$3,659.9	$3,857.2	$3,889.2	$3,863.6	$3,798.9	$3,699.7	$3,459.1
% Change from Flat Case	(5.3)%	(0.2)%	0.7%		(1.7)%	(4.2)%	(10.5)%

2005 Quarter 4
Market Value of Equity	$4,063.7	$4,205.3	$4,213.0	$4,174.0	$4,116.8	$4,033.2	$3,859.5
% Change from Flat Case	(2.6)%	0.7%	0.9%		(1.4)%	(3.4)%	(7.5)%

2005 Quarter 3
Market Value of Equity	$3,947.5	$4,118.6	$4,152.5	$4,136.0	$4,082.3	$4,003.8	$3,822.5
% Change from Flat Case	(4.6)%	(0.4)%	0.4%		(1.3)%	(3.2)%	(7.6)%

2005 Quarter 2
Market Value of Equity	$3,797.5	$3,990.2	$4,064.0	$4,099.9	$4,083.2	$4,024.1	$3,842.7
% Change from Flat Case	(7.4)%	(2.7)%	(0.9)%		(0.4)%	(1.8)%	(6.3)%

2005 Quarter 1
Market Value of Equity	$3,960.5	$4,146.5	$4,172.8	$4,146.7	$4,078.0	$3,985.0	$3,780.4
% Change from Flat Case	(4.5)%	0.0%	0.6%		(1.7)%	(3.9)%	(8.8)%

2004 Year End
Market Value of Equity	$3,786.9	$4,040.8	$4,110.1	$4,122.6	$4,082.2	$4,002.7	$3,796.1
% Change from Flat Case	(8.1)%	(2.0)%	(0.3)%		(1.0)%	(2.9)%	(7.9)%

2003 Year End
Market Value of Equity	$3,698.6	$3,864.6	$3,877.3	$3,842.0	$3,785.0	$3,695.7	$3,445.1
% Change from Flat Case	(3.7)%	0.6%	0.9%		(1.5)%	(3.8)%	(10.3)%
In 2005 compared to 2004 and 2003, the monthly-average sensitivity of the market value of equity to higher interest rates decreased on a trend basis, while the sensitivity to lower long-term interest rates was relatively constant on a trend basis. These trends resulted from a management strategy, beginning in the second half of 2004 and continued throughout 2005, to adjust the market risk/return profile by reducing long-term market risk exposure, especially to higher long-term interest rates. As short-term interest rates increased and the market yield curves flattened, there was a smaller opportunity cost, in terms of lower earnings, from reducing market risk exposure. The strategy was implemented primarily in two ways, which are discussed in the “Components of Net Interest Income” section of “Results of Operations.”
For each month end over the last two years, we complied with policy limits for the market value of equity sensitivity.
Duration of Equity Sensitivity
Duration of equity is a second way to measure the sensitivity of the market value of equity to interest rates, interest rate volatility, options, and other market variables. Duration captures the expected change in an instrument’s value from a small upward change and equivalent downward change in interest rates. In mathematical terms, duration is the slope of the functional relationship between an instrument’s price and market yields. The duration measure we use is “effective duration,” which is defined as the average percentage change in market value for up and down 25 basis points interest rate shocks from the interest rate environment being considered. Duration is typically expressed in months or years.
Duration is positively related to an instrument’s stated maturity and, usually, is inversely related to the value of an instrument’s option. Duration represents the weighted average amount of time until the principal and interest of a financial instrument is able to be reinvested. The weightings are the present values of the future principal and interest payments. This time-to-reinvest concept relates to the market value sensitivity of a financial instrument because the amount of market value sensitivity directly corresponds to how long one must wait to reinvest an instrument’s cash flows (principal and interest) into the current different interest rate environment. A higher duration indicates market value is more exposed to a reduction in value resulting from increases in interest rates than is a lower duration. Similarly, a lower duration indicates that market value is more exposed to a reduction in value from decreases in interest rates than is a higher duration.
Duration of equity is computed as (a) the product of the weighted average duration of all assets (net of derivatives used to hedge assets) and the total market value of all assets; minus (b) the product of the weighted average duration of all liabilities (net of derivatives used to hedge liabilities) and the total market value of all liabilities; divided by (c) the market value of equity. Duration of equity is affected by the difference between the duration of assets and the duration of liabilities and by the amount of capital leverage, and it will change as interest rates move because expected cash flows of instruments with options will change.
To illustrate, a positive five-year duration of equity indicates that the market value of equity is expected to change inversely with interest rates: a 100 basis points increase in all interest rates would be expected to decrease the market value of equity by 5.0 percent; and a 100 basis points decrease in all interest rates would be expected to increase the market value of equity by 5.0 percent. A negative duration, by contrast, indicates that the market value of equity is expected to change in the same direction with interest rates.
The following table presents the duration of equity for selected interest rate shocks and periods.

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2005 Monthly Average	(5.38)	(2.94)	(0.86)	1.40	3.24	4.39	5.16
2004 Monthly Average	(6.88)	(3.22)	(0.24)	2.49	4.64	6.01	6.71

2005 Quarter 4	(4.46)	(1.28)	0.64	2.56	3.78	4.49	4.82
2005 Quarter 3	(4.73)	(2.34)	(0.32)	1.88	3.49	4.53	5.06
2005 Quarter 2	(5.28)	(4.41)	(2.80)	(0.35)	2.07	3.77	5.32
2005 Quarter 1	(6.02)	(2.20)	0.16	2.51	4.17	5.07	5.40
2004 Year End	(7.16)	(4.49)	(1.82)	0.85	3.13	4.67	5.60
2003 Year End	(5.56)	(3.04)	(0.59)	2.39	4.72	6.27	7.20
Similar to the market value of equity sensitivity, management enacted a strategy to reduce the duration of equity sensitivity beginning in the second half of 2004 and throughout 2005. For each month end over the last two years, we complied with the policy limits for the effective duration of equity.
Market-to-Book Value Ratio of Regulatory Capital

We secondarily track trends in the ratio of the market value to book value of total regulatory capital in the current interest rate environment. The ratio of the market value to book value of regulatory capital shows the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities. A ratio greater than 100 percent theoretically represents that if the FHLBank were to liquidate its balance sheet, it would be able to do so at a gain of cash. A ratio below 100 percent represents that liquidation would involve a loss of cash. Changes in the ratio provide a rough indication of the value of future net interest income from the current balance sheet.
The following table presents the ratio of the market value to book value of total regulatory capital for the current (flat-rate) interest rate environment as of the periods indicated.

2005:	Monthly Average	102.2%	Year End	101.1%
2004:	Monthly Average	100.2%	Year End	103.1%

The monthly-average market-to-book value ratio increased in 2005 compared to 2004. At the end of 2005, the 101.1 percent ratio represented a theoretical liquidation gain of $45.4 million based on the amount of regulatory book capital. The reasons for the improvement in the average ratio in 2005 were:
▪	the flatter yield curve during 2005, which caused market prices on outstanding mortgage assets to tend to decrease less than market prices on Consolidated Bonds;

▪	narrower market spreads on new mortgage assets versus new Consolidated Bonds in 2005 (due to the flatter yield curve and supply and demand conditions of mortgage assets compared to Consolidated Bonds), which improved the value of existing mortgage assets; and

▪	lower implied forward interest rates, computed based on the current yield curve, which lowered the market cost of the unfavorable prepayment option we have sold on mortgage assets.
Market Risk Exposure of the Mortgage Assets Portfolio

We analyze the mortgage assets portfolio both separately from and together with the entire balance sheet because this portfolio contributes most of the market risk exposure of the entire balance sheet.
The mortgage assets portfolio includes: both settled and traded-not-yet-settled mortgage-backed securities, including pass-through securities and collateralized mortgage obligations; unpaid principal balances and Mandatory Delivery Contracts under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; and, to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts.
The following table presents the results of the net asset market value sensitivity of the mortgage assets portfolio for selected interest rate shocks for the periods indicated. For each month end over the last two years, we complied with the policy limits on the market risk exposure of this portfolio.

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2005 Monthly Average	(1.3)%	(0.3)%	(0.1)%	—	(0.2)%	(0.5)%	(1.3)%
2004 Monthly Average	(1.5)%	(0.3)%	0.0%	—	(0.3)%	(0.7)%	(1.7)%

2005 Year End	(0.7)%	0.0%	0.1%	—	(0.3)%	(0.6)%	(1.4)%
2004 Year End	(1.8)%	(0.5)%	(0.1)%	—	(0.2)%	(0.5)%	(1.4)%
The following table presents the sensitivities of the market value of equity and duration of equity (in years) of the mortgage assets portfolio for selected interest rate shocks and periods. Equity was assumed to be allocated based on the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not necessarily what would result from an economic allocation of equity to the mortgage assets portfolio, but because it uses the same capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet.

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2005 Year Monthly Average
% Change Market Value of Equity	(25.7)%	(6.5)%	(1.0)%		(3.3)%	(9.4)%	(25.2)%
Duration of Equity	(30.8)	(15.8)	(6.5)	2.8	10.5	16.0	22.5

2004 Year Monthly Average
% Change Market Value of Equity	(38.1)%	(6.7)%	0.3%		(6.5)%	(17.1)%	(42.4)%
Duration of Equity	(64.0)	(23.5)	(6.4)	7.8	19.9	30.0	48.3
It can be seen that most of the long-term market risk exposure comes from the mortgage assets portfolio. Similar to the sensitivity of the market value of equity and duration of equity for the entire balance sheet, the above two tables demonstrate that the market risk exposure of the mortgage assets portfolio was reduced on average in 2005.

The following table presents the expected weighted average life (in years) of the mortgage assets portfolio for selected interest rate shocks and periods.

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2005 Monthly Average	1.37	2.16	3.02	4.10	5.07	5.68	6.08
2004 Monthly Average	1.32	1.96	2.74	3.81	4.84	5.65	6.32

2005 Quarter 4	1.53	2.75	3.78	4.90	5.57	5.86	6.07
2005 Quarter 3	1.40	2.32	3.31	4.45	5.41	5.83	6.12
2005 Quarter 2	1.25	1.66	2.26	3.26	4.37	5.36	5.96
2005 Quarter 1	1.37	2.22	3.16	4.29	5.29	5.77	6.11
2004 Year End	1.26	1.79	2.55	3.63	4.76	5.62	6.19
2003 Year End	1.36	1.89	2.63	3.65	4.79	5.73	6.57
Weighted average life measures the average expected time at which half of the principal remaining on a mortgage loan will be paid down, where each monthly time period is weighted by the expected amount of principal paydown in each period. Weighted average life is computed by considering regular principal amortization and expected monthly prepayment speeds, as determined by our third-party prepayment model, for each interest rate environment. The weighted average life of a fixed-rate mortgage generally shortens as interest rates decline and prepayment speeds accelerate, and lengthens as interest rates rise and prepayment speeds slow down. Changes in the average life of a mortgage generally vary directly with rates on long-term fixed-rate mortgages (as they are the variable that normally most affect prepayment speeds). It also correlates directly (although not perfectly) with changes in the duration of equity and market value of equity sensitivity of the entire balance sheet and the mortgage assets portfolio.
Key Rate Duration of Equity
Key rate duration analysis indicates the parts of the yield curve to which the market value of equity is exposed. Key rate duration is computed by changing the level of market rates at one range of the yield curve by a small amount up and down, and measuring the average change in market value. Theoretically, the sum of each key rate duration of equity should equal the effective duration of equity. However, in practice this is usually not the case due to second-order computational differences between key rate durations and effective durations.
The following table shows key rate durations of equity (in years) for various points on the yield curve for the current interest rate environment as of December 31, 2005.

	Yield Curve Maturity
(In Years)	0.25	0.5	1.0	2.0	3.0	5.0	7.0	10.0	15.0	20.0	30.0

Key Rate Duration of Equity	(0.2)	(0.3)	0.0	(0.1)	0.0	0.3	0.5	1.4	0.5	0.4	0.0

Total Key Rate Duration of Equity:				2.5
Effective Duration of Equity:				2.6
As expected, given that most of our market risk exposure results from our holdings of fixed-rate mortgage assets, the key-rate duration analysis indicates that most of our market risk exposure occurs in the longer-term maturity points on the LIBOR and U.S. Treasury yield curves.
Measures of Earnings Volatility
Measures of earnings volatility include traditional cash flow repricing gaps and, more importantly, earnings-at-risk simulations of projected net income over a multi-year horizon under various interest rate scenarios, balance sheet projections, asset spreads, risk management strategies, and sensitivities of prepayment speeds. We attempt to structure our balance sheet and asset/liability management strategies so that earnings correlate positively with movements in short-term interest rates at a competitive level.
We perform multiple earnings simulations using sophisticated third-party software models that permit us to consider all the factors and assumptions that determine earnings. These include:
▪	characteristics (principal balances, maturities, options, coupon rates, repricing frequency, amortization schedules, accrual bases, expected prepayment speeds) of current and future assets and liabilities;

▪	spreads of new assets to financing (which we are able to change through time);

▪	the ability to link new assets with specific new funding (which we are able to change through time);

▪	the ability to model management of market risk exposure by short funding and/or long funding and by changing the size and composition of the investments portfolio; and

▪	the ability to specify monthly future interest rates for all points on numerous yield curves (LIBOR, U.S. Treasury, Consolidated Obligations, and mortgage).
We also monitor market risk and earnings exposure using gap analyses of principal cash flow differences between assets and liabilities. These include differences between mortgage assets’ cash flows and maturities/calls of Consolidated Bonds, and differences between repricings/maturities of short-term/adjustable-rate assets and short-term/adjustable-rate funding. Gap analyses are performed in multiple interest rate environments. They are used to assist in management of the volatility of short-term earnings and in decisions regarding the maturities of long-term unswapped Consolidated Obligations that should be issued to close long-term repricing mismatches.
Basis Risk Exposure
Basis risk is defined as the exposure to potential loss in market value of equity or earnings from asymmetric movements in the benchmark interest rates underlying the values of assets and liabilities or from asymmetric movements in the spreads to the benchmark interest rates of the assets and liabilities. We monitor basis risk daily.
Our most significant source of basis risk exposure is changes in mortgage rates versus changes in Consolidated Obligation rates. We have limited means to manage this source of basis risk because Consolidated Bonds are the primary financing vehicle for mortgage assets. However, we can manage the risk to a degree because we can access a wide range of debt structures for hedging when the basis risk between specific mortgage and debt instruments may be particularly problematic.
Another source of basis risk is between the amount of assets indexed to LIBOR and the amount of funding indexed to Discount Notes. We tend to fund a portion of assets indexed to LIBOR with comparable maturity Discount Notes. However, using Discount Notes to fund LIBOR assets instead of swapped Bonds that synthetically create LIBOR funding enables us to benefit from widening of the spread between LIBOR and Discount Notes.
The basis risk exposure between fixed-rate Advances and Consolidated Obligations is negligible because we can directly change Advance rates in response to rate changes in Obligations and because we typically match fund Advances.
Use of Derivatives in Risk Management
In 2005, as in prior years, we used derivatives for the following hedging purposes:
▪	to synthetically transform long-term fixed-rate callable Consolidated Obligations, which are one type of debt security the investor community prefers, to an adjustable-rate LIBOR funding basis (usually 3-month LIBOR) in order to offer and fund competitively-priced LIBOR Advances and other short-term Advances;

▪	to hedge below-market fixed rates on Convertible Rate and Putable Rate Advances that have a put option on interest-rates permitting, or requiring, us to convert them to adjustable-rate LIBOR Advances (usually after an initial lockout period) or to terminate the Advance;

▪	to hedge Regular Fixed-Rate Advances when it may not be advantageous to issue Obligations;

▪	to hedge the interest rate and interest-rate options on certain Advances and investments that have caps and/or floors we have purchased; and

▪	to hedge the market risk exposure during the commitment period of Mandatory Delivery Contracts.
Generally, we use derivatives to hedge all Advances that have embedded interest rate options that we have purchased or sold. Exceptions to this practice are Mortgage-Related Advances. The terms and characteristics of the derivatives closely or exactly match those of the hedged Advances and Consolidated Obligations, including most importantly the dollar amount, final maturity, option characteristics, and coupon interest rate. As discussed in the “Use of Derivatives” section in Item 1., we have not executed derivative transactions to hedge the market risk of outstanding mortgage assets. For these reasons, our use of derivatives has historically resulted in a minimal amount of earnings volatility.
The following table shows the notional principal amounts for the periods selected of the derivatives used to hedge other instruments, in either accounting or economic hedging relationships.

		December 31,
(In millions)		2005	2004	2003

Hedged Item	Hedging Instrument
Consolidated Obligations	Interest rate swap	$24,367	$25,235	$16,639
Convertible Advances	Interest rate swap	6,794	7,395	14,818
Advances and Investments with purchased caps and/or floors	Interest rate swap (1)	10	14	1,022
Regular Fixed-Rate Advances	Interest rate swap	240	240	200
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	28	53	303

Total based on hedged item (2)		$31,439	$32,937	$32,982

(1)	On December 31, 2005, these swaps hedged only Advances.

(2)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with commitments to sell to-be-announced mortgage-backed securities. Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
Interest rate swaps are used for the first four hedge purposes in the table above and are considered fair value hedges. To-be-announced mortgage-backed securities are sold short to hedge Mandatory Delivery Contracts and are considered economic hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument that does not qualify for hedge accounting under SFAS 133.
The fluctuation in the notional principal amount of interest rate swaps hedging Consolidated Obligations is normal based on our needs for synthetic adjustable-rate LIBOR financing in response to member demand for LIBOR Advances and trends in the relative cost between Discount Notes and swapped funding. The large decrease since the end of 2003 in the notional principal amount of interest rate swaps hedging Convertible Advances resulted, primarily, from a substantial amount of member prepayments of these Advances in 2004 and, secondarily, from maturities of these Advances. When prepayments of Convertible Advances occur, we terminate the associated interest rate swaps.

The following table shows the notional principal amounts of derivatives according to their accounting treatment for the noted periods. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

(In millions)	2005	2004	2003

Shortcut (Fair Value) Treatment
Advances	$240	$7,408	$12,481
Mortgage Purchase Program	—	—	—
Investments	—	—	—
Consolidated Obligations	18,492	15,325	11,363

Total	18,732	22,733	23,844

Long-haul (Fair Value) Treatment
Advances	6,794	237	3,547
Mandatory Delivery Contracts	—	—	—
Investments	—	—	—
Consolidated Obligations	5,875	9,910	5,276

Total	12,669	10,147	8,823

Economic Hedges
Advances	10	—	—
Mandatory Delivery Contracts	39	75	330
To-be-announced mortgage-backed securities hedges	28	53	303
Investments	—	4	12
Consolidated Obligations	—	—	—

Total	77	132	645

Total Derivatives	$31,478	$33,012	$33,312

Our interest rate swaps are normally eligible for fair value hedge accounting. See Notes 1 and 17 to the Notes to Financial Statements. We received fair value hedge shortcut accounting treatment in accordance with SFAS 133 on $18.7 billion (59.5 percent) of derivative transactions outstanding at the end of 2005. Fair value hedge shortcut accounting treatment allows for the assumption of no ineffectiveness in the hedge, thus allowing the assumption of offsetting market value fluctuations on the derivatives and hedged instruments which result in a zero effect on earnings and capital. The designation of shortcut accounting treatment requires us to match the critical economic terms (such as notional principal amount, maturity, call option, and net settlements) between the derivative and the hedged item.
At year-end 2005, we designated $12.7 billion (40.3 percent) of derivatives as fair value long-haul hedges. Since these hedges do not qualify for shortcut accounting treatment, we are required to offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the hedged risk as long as the hedges pass SFAS 133 effectiveness tests. We perform effectiveness testing monthly based on a consistently applied statistical methodology, as described below in the “Critical Accounting Policies and Estimates” sections. Based on the close economic hedging relationships of these long-haul derivatives, the market value volatility from application of SFAS 133 was minimal in 2005 and prior years (excluding the geography reclassification related to modified Advances), as discussed in the “Results of Operations.”
Beginning in October 2005, all of the Convertible Rate Advances that were previously subject to shortcut fair value hedge accounting treatment were re-categorized as long-haul fair value hedges. See Note 2 of the Notes to Financial Statements. This accounts for the increase in 2005 in long-haul fair value hedges of Advances.
The increase from 2004 to 2005 in the notional principal amount of Consolidated Obligation hedges using derivatives that receive shortcut accounting treatment and the corresponding decrease in the amount receiving long-haul accounting treatment resulted from a greater use of interest rate swaps not having deferred fees (which receive shortcut accounting) and less of swaps having deferred fees (which receive long-haul accounting).
The remaining $77 million (0.2 percent) of derivatives are economic hedges and, under SFAS 133, do not receive shortcut or long-haul fair value hedge accounting treatment. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument. We hedge Mandatory Delivery Contracts using a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities. Both instruments are considered derivatives under SFAS 133. SFAS 133 does not permit a derivative that hedges another derivative to qualify for hedge accounting. However, the market value changes of these derivatives tend to closely offset each other, as designed. The benefits of these hedges are that we can wait to issue Bonds until we know the actual characteristics of the loans members will deliver to us and the hedges align the accounting recognition of the economics related to commitment-period timing differences between the Mandatory Delivery Contract and the Bond issuance over the expected lives of the mortgage loans.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, delayed receipt of interest and principal, or counterparties’ nonpayment of interest due on derivative transactions. For the reasons discussed below, we believe we have limited exposure to credit risk and we have not established a loan loss reserve for any assets.
Credit Services
We have developed multiple methods of assessing the credit risk exposure from lending to members. Credit risk exposure stemming from our lending activity is managed through various forms and degrees of collateralization, credit underwriting, valuation of assets pledged as collateral, physical collateral review, and collateral perfection. The terms and conditions of members’ borrowing relationship are determined by various criteria specified in our Credit Policy. Significant borrowers are required to provide various levels of ongoing collateral eligibility reporting.
Finance Board Regulations require us to obtain and maintain a security interest in eligible collateral before any Credit Services transactions may occur. This security interest may be in eligible collateral pledged by a member or an FHLBank-approved affiliate of that member. At the time we consider a financial institution’s request for membership, we perform a credit review of the institution, which is regularly updated. We assign each member an internal credit rating, which is based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. Assessment of credit risk involves standard analysis of the member’s financial condition, results of operations, liquidity, credit quality, risk management, and, if warranted, the member’s management capability. It also includes physical collateral reviews of higher risk members and members to whom we believe we have significant credit exposure.
Each borrowing member must execute a Blanket Security Agreement that sets forth the necessary collateral requirements. We assign five levels of collateral status: Blanket, Listing, Assigned, Physical and Recorded. Each member is assigned a status based on our internal credit rating of the member, current financial and other information obtained on the member and, where the member’s financial condition is not an issue, the member’s preference.
Blanket collateral status is the least restrictive collateral status. It is assigned to lower risk members (which are approximately 90 percent of membership). Under a Blanket status, the member borrower is not required to deliver loan level detail on pledged loans. We monitor eligible collateral under Blanket status from regulatory financial reports, which are filed quarterly by most members, and from periodic collateral “certification” documents submitted by all significant borrowers. A member under Assigned or Listing collateral status must pledge, and provide us information on, specifically identified individual loans that meet certain minimum qualifications.
Physical and Recorded status are the most restrictive collateral statuses. They are assigned to members experiencing significant financial difficulties, as well as to insurance companies and de novo financial institutions. Members in one of these collateral statuses are required to deliver either securities or original notes, mortgages or deeds of trust into the possession of the FHLBank. The qualified instruments members are permitted to deliver to us under a Physical and Recorded status are highly restrictive. We subject these loans to a conservative valuation process.
Most of our collateral is 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Other eligible collateral includes:
▪	multi-family mortgage loans;

▪	securities issued, insured, or guaranteed by the U.S. government or any of its agencies;

▪	cash or deposits in the FHLBank;

▪	other real estate-related collateral acceptable to us, provided that it has a readily ascertainable value and we can perfect a security interest in the property; and

▪	loans to small or agriculture businesses that may be pledged by Community Financial Institutions.
As additional security for members’ indebtedness, we have a statutory lien on their FHLBank capital stock. With certain exceptions, the Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are for claims and rights that would be entitled to priority under applicable law or that are held by actual bona fide purchasers for value or by parties already holding perfected security interests.
We perfect our security interest in pledged loan collateral by filing financing statements on each member borrower and in pledged securities collateral by taking physical possession. If the financial condition of a particular member warrants, we further perfect our security interest by taking physical possession of pledged loan assets.
There is also an internal requirement that we may not extend additional credit (except under the Affordable Housing or the Community Investment and Economic Development Programs) to any member that, except in certain instances evaluated on a case-by-case basis, has total borrowings in excess of 50 percent of its total assets. During 2005 and 2004, we had no such members. Finally, Finance Board Regulations authorize us, at our discretion consistent with our Credit Policy, to call on members to pledge additional collateral during the life of a borrowing.
The following table shows the distribution of internal credit ratings assigned to members and non-member borrowers at December 31, 2005. The left side of the table shows the borrowing capacity of both secured members and secured non-member borrowers (prior members with remaining outstanding Advance or Letters of Credit ). The right side of the table includes only institutions with outstanding credit activity. The lower the numerical rating, the higher is our assessment of the member’s credit quality. For total members and nonmember borrowers, 92.5 percent had credit ratings of 1 or 2, while for total borrowers 97.7 percent had credit ratings of 1 or 2. Likewise, over 98.3 percent of potential borrowing capacity for members and nonmember borrowers based on collateral corresponds to the two highest credit ratings.
     (Dollars in millions)

	All Members and Borrowing
	Nonmembers
Member		Collateral-Based
Credit		Borrowing
Rating	Number	Capacity

1	292	$54,891
2	408	49,893
3	42	1,771
4	8	57
5	7	66

Total	757	$106,678

	All Borrowers
	Credit	Collateral-Based
	Services	Borrowing
Number	Outstanding	Capacity

198	$12,757	$52,869
350	27,859	48,836
30	870	1,693
5	19	45
7	56	65

Total	$41,561	$103,508

We require borrowings to be overcollateralized. Overcollateralization rates, referred to as Collateral Maintenance Requirements (CMR), and valuation processes vary by the loan type or security pledged and by our internal risk ratings assigned to each member. Loan collateral values are obtained either via periodic member certifications provided directly to us or from regulatory reports. Values on specifically assigned residential mortgage loans are derived from an in-house discounted cash flow model. If a member requests borrowing capacity against other types of specifically assigned loans, third party valuation services are used.
Under normal circumstances, CMRs for pledged 1-4 family loans range from 125 to 175 percent and for multi-family loans range from 125 to 250 percent. These requirements are adjusted upward for higher risk portfolios, as reflected in poor loan performance or as identified during on-site review processes. CMRs for commercial, farm, and home equity loans are determined by the member’s selection of one of two possible collateral options. Under a low CMR option, we perform a due diligence review of the underwriting and administration of the specific assets being pledged, with minimum CMRs of 150 to 300 percent. Under a high CMR option, CMRs are extremely aggressive, ranging from 250 to 400 percent. Along with stringent program eligibility requirements, this approach effectively mitigates potential credit risk for commercial, farm, and home equity loans.
Credit risk exposure exists in cases of fraud by a failing institution. In these situations, we would rely on regulatory agencies to fulfill their legal obligations to make us whole. Credit losses could occur should a regulatory agency, for an unknown reason, prevent us from liquidating our collateral position.
Because of strong collateralization of member borrowings, as well as our history of never having a credit loss on any Advance or experiencing delinquent payments, we have not established a loan loss reserve for Credit Services.
Mortgage Purchase Program
Overview. Although we use similar credit underwriting standards and processes for approving PFIs as for borrowing members, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include, in order of priority, primary mortgage insurance, the Lender Risk Account (for conventional loans only), which is an amount we reserve out of the cash purchase price, and Supplemental Mortgage Insurance (for conventional loans only) purchased by the PFI from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, private mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level.
Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member borne a loss on loans sold to us. We have considered the potential impact that 2005’s hurricanes could have on our mortgage assets portfolios (both the Mortgage Purchase Program and mortgage-backed securities) and have concluded, based on available information, that there is no basis on which to adjust our loss reserves at this time. We will continue to monitor the situation closely and will establish a reserve if one appears to be warranted. However, we believe that, given the various credit enhancements, any losses ultimately incurred would not be material to our results of operations or financial condition.
Finance Board Regulations require that the combination of mortgage loan collateral, credit enhancements, retained earnings, and general loan loss allowances be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of AA. The rating is determined from the credit assessment model licensed from Standard & Poor’s. In practice, the loan collateral and the credit enhancements raise the implied credit rating on each Master Commitment Contract to the AA minimum without relying on retained earnings or loss allowances.
Lender Risk Account. The Lender Risk Account is a performance-based purchase price holdback for the PFI on each conventional loan it sells to the FHLBank and serves as an incentive for members to sell us quality loans. We assign each PFI a separate Lender Risk Account percentage, which we may vary over time for the PFI on separate Master Commitment Contracts. The percentage amount of the Lender Risk Account is based on our determination, made at the time a Master Commitment Contract is established, of the losses we expect on the loans we anticipate to be delivered under that Contract. The percentages range from 30 basis points to 50 basis points of the loans’ purchased principal balance.
We use a credit assessment model licensed from Standard & Poor’s, and approved by the Finance Board, to assign the Lender Risk Account percentage to each PFI and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans the PFIs commit to deliver and the loans actually delivered to us for the likelihood of timely payment of principal and interest. It assigns a credit score based on numerous standard borrower attributes such as the loan-to-value ratio, loan purpose (purchase of home, refinance, or cash-out refinance), quality and quantity of documentation, income and debt expense ratios, credit scores, etc.
At the time of loan funding, Lender Risk Account funds are deducted from the purchase price, aggregated by Master Commitment Contract, and recorded as distinct accounts payable (due to the PFI), as an increase to “Other liabilities” in the Statements of Condition. These funds are available to cover losses in excess of the borrower’s equity and primary mortgage insurance, if any, on any loans in the pool we have purchased. Lender Risk Account funds are available to cover both credit losses and non-credit losses not deemed recoverable by the Supplemental Mortgage Insurance provider (such as those related to natural disasters). Any portion of the Lender Risk Account not needed to help cover actual loan losses in excess of homeowners’ equity and any applicable primary mortgage insurance is returned to the PFI over a scheduled time period, normally beginning five years after the Master Commitment Contract is filled and ending after the eleventh year (the schedule is described and defined in each Master Commitment Contract).
If conventional loan losses, on a loan-by-loan basis, exceed homeowners’ equity and applicable primary mortgage insurance, the proceeds from the PFI’s Lender Risk Account are drawn on to cover these residual losses until the Lender Risk Account is exhausted (through payments made to cover such losses or as scheduled in the Master Commitment Contract). If losses occur after scheduled payments from the Lender Risk Account are made to the PFI, such funds are no longer available to cover the losses.
The following table presents changes in the Lender Risk Account for the years ended December 31, 2005 and 2004:
(In thousands)	2005	2004

Lender Risk Account at beginning of year	$37,243	$30,265
Additions	5,324	7,054
Claims	(95)	(55)
Scheduled distributions	—	(21)

Lender Risk Account at end of year	$42,472	$37,243

Losses in excess of the Lender Risk Account are absorbed through a second layer of credit enhancement provided by the PFI in the form of Supplemental Mortgage Insurance purchased from a third party provider, naming us as insured. PFIs are responsible the cost of the Supplemental Mortgage Insurance which they pay from retaining a portion of the note yield and which we consider when determining the purchase price we pay to acquire mortgage loans.
Loan and PFI Credit Characteristics. At the end of 2005, 23 percent of our mortgage loans (purchased and committed to purchase) were backed by the FHA. These loans have a 100 percent U.S. government guarantee and, therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance.
Loans in the Mortgage Purchase Program were dispersed geographically, as shown in the following table, which is based on unpaid principal balance. Loans were underrepresented in the Northeast and West, regions that historically have had the most exposure to credit problems. Most of the Midwest property locations were in Ohio.

	December 31,
	2005	2004

Midwest	50.9%	51.0%	Midwest includes IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast	6.7	7.0	Northeast includes CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
Southeast	23.4	23.6	Southeast includes AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest	11.9	12.2	Southwest includes AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West	7.1	6.2	West includes AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Total	100.0%	100.0%

The following table shows the distribution of the loan-to-value ratio and credit scores provided by Fair Isaac and Company (FICO) at origination dates of the conventional loans weighted by unpaid principal at the end of 2005. These distributions did not change materially during 2005, 2004, or 2003.

Percent
Loan-to-Value	of Principal

<= 60%	23.9%
> 60% to 70%	19.5
> 70% to 80%	48.2
> 80% to 90%	5.1
> 90%	3.3

Weighted Average	69.0%

		Percent
FICO Score		of Principal

< 620		0.0%
620 to < 660		5.2
660 to < 700		12.7
700 to < 740		20.3
>= 740		61.8

746	Total	100.0%

The distribution and average loan-to-value ratio and FICO score indicate that our portfolio of mortgage loans has a favorable credit quality. FICO is a commonly used model to assess a borrower’s credit quality with scores ranging from a low of 300 to a high of 850. By our policies, we will not purchase conventional loans with a FICO score of less than 620. In addition, for a loan with a cash-out refinancing purpose (in which the mortgagee receives a portion of the property’s equity as cash at the closing of the loan), we require higher FICO scores if the loan-to-value ratio is above certain thresholds. The mortgage industry generally considers a FICO score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. We believe that the loan-to-value ratios reported above understate the credit quality of the program. They do not consider the tendency of loan-to-value ratios to decrease over time as the amount of principal remaining on each loan amortizes towards zero and as the market value of the loans increases.
Since the inception of the Mortgage Purchase Program, PFIs’ voluntary settlements in the entirety of loans (discussed below) have been an immaterial component of the overall trends in outstanding balances. Out of a total of $15,891 million of loan principal purchased by us since inception of the Program, approximately $58.4 million (0.4 percent) has been settled through the PFI, either through a foreclosure process or because of non-compliance. Of this, $6.5 million was settled due to non-compliance with the Program’s underwriting requirements. Non-compliance occurs when a member electronically submits a loan for purchase that is later deemed to not qualify with our Mortgage Purchase Program guidelines. The remaining $51.9 million of principal was settled at the request of the selling PFIs, but at our sole discretion, with the end result being the possibility of loan foreclosures and/or loan modifications. Other than during the first year of the Program’s development, the trend of such settlement volume has remained relatively consistent, with delinquencies remaining well below national averages. Higher levels were experienced during the first full year of Mortgage Purchase Program operation as the FHLBank and members became acclimated to the program’s policies and processes.
Typically a PFI may voluntarily request to settle a loan in its entirety once the loan becomes severely non-performing or moves into a foreclosure status so that it can discontinue the scheduled remittance process. There is no contractual call right between the PFI and us and allowing such a settlement is at our sole discretion. Allowance by us of such a settlement is one step in the foreclosure process and it does not alter our credit enhancements nor does it relieve the PFI from its responsibilities to administer the loan through the foreclosure process. Because of the PFI’s responsibilities in this regard, no loss-related payments are made from the Lender Risk Account or Supplemental Mortgage Insurance until the PFI initiates a claim.
At the end of 2005, the Mortgage Purchase Program had $4.8 million (0.07 percent) of conventional mortgage principal that was 90 days or more delinquent and not in foreclosure and $2.7 million (0.04 percent) in foreclosure, for a combined total of $7.5 million (0.11 percent). This amount was well below the national average delinquency rate of 0.26 percent from the Mortgage Bankers Association National Delinquency Survey (measured through the third quarter of 2005, including 90-day delinquencies and foreclosures). Because of the credit enhancements, we believe we have little, if any, exposure to loans on a non-accrual status. There have been six small claims against the Lender Risk Account in the program life-to-date. None of the claims has exceeded the amount of the Lender Risk Account established for the related loans; thus no Supplemental Mortgage Insurance payment was required.
We receive principal and interest on a schedule/scheduled basis, meaning that the PFI, in its capacity as servicer, is required to remit these payments to us even if it has not received them from the mortgagee. This feature provides a smoother cash flows when a loan is delinquent, but it does not provide an additional credit enhancement. Also, in the unlikely event that a PFI defaults on its payment obligation, we hold the PFI’s capital stock as collateral per the terms of a Blanket Security Agreement, as well as any excess loan or securities collateral that may be pledged under that agreement.
Other Information on Credit Risk. We believe credit risk exposure to loan servicers is minimal. Although servicing entails a number of activities, the primary risk is that the servicer does not remit loan payments in a timely manner. Loan servicers are subject to servicing reviews by our staff. If material servicing concerns are identified during this process or otherwise, servicing can be moved to another institution. For non-member servicers (situations where the PFI sells servicing rights to an FHLBank-approved third party), the credit exposure is unsecured. Non-member servicers are subjected to standard underwriting procedures in addition to the aforementioned servicing reviews. The FHLBank currently has one non-member performing servicing on acquired member assets, Washington Mutual, which is currently rated single-A by Moody’s and Standard & Poor’s.
We also believe we have a very small amount of credit exposure to the providers of Primary and Supplemental Mortgage Insurance. We subject these to the standard credit underwriting analysis and additionally estimate our potential exposure based on historically high industry loss rate factors that we further stress for added conservatism. At year-end 2005, we had an estimated exposure of $15 million to Supplemental Mortgage Insurance providers.
Investments
Money market investments are unsecured and therefore present a credit risk exposure. Our Financial Management Policy sets conservative limits on the amount of unsecured credit exposure on short-term investments we are permitted to extend to individual and affiliated counterparties. Each counterparty’s limit is based on assessments of the counterparty’s creditworthiness provided by national rating agencies (which are primarily based on long-term counterparty credit ratings) and percentages, which vary by credit rating category, of the lesser of our total capital or the counterparty’s Tier 1 capital. We supplement the formulaic limits on credit exposure with internal credit underwriting analysis that is performed in a department separate from the investment function. We also monitor the creditworthiness of counterparties by reviewing market news and movements in stock prices and debt spreads.
At any point that we perceive credit risk has deteriorated or may deteriorate, we are able to immediately suspend new activity with individual counterparties and holding companies, put them on a Trading Room “watch list”, apply tighter maturity or dollar limits than permitted in the Financial Management Policy, liquidate securities holdings, and/or steer investment priorities away from particular counterparties or market segments. Also, the short-term nature of these investments and the negotiability of several of them generally enable us to quickly mitigate actual or perceived credit exposure problems.
The following table shows the par amount of unsecured money market investments outstanding at the end of 2005 and 2004 according to the long-term credit ratings of the counterparties provided by Moody’s, Standard & Poor’s, and Fitch Advisory Services.

	December 31,
(In millions)	2005	2004

Aaa/AAA	$455.0	$500.0
Aa/AA	10,255.4	8,254.8
A	4,110.5	5,310.0
Baa/BBB	—	—

Total	$14,820.9	$14,064.8

Substantially all of our mortgage-backed securities are GSE securities issued by Fannie Mae and Freddie Mac, and agency securities issued by the Ginnie Mae, which continued to carry long-term debt ratings of triple-A from Moody’s, Standard & Poor’s, and Fitch. We have never held any asset-backed securities. At year-end 2005, $480 million (3.9 percent) of our mortgage-backed securities portfolio was invested in private label mortgage-backed securities (compared to $600 million, or 5.1 percent at the end of 2004). All of our private-label mortgage-backed securities, which carry greater credit risk than GSE and agency mortgage-backed securities, have triple-A ratings, have increased subordination, and consist of residential fixed-rate mortgage loans.

A credit event could be triggered from outright default by an investment counterparty on principal or interest we are due to receive, by delayed payment of principal or interest, or by a rating downgrade of a security that results in a market value loss if we attempted to sell it. Given our credit policies and practices regarding unsecured investment counterparties, we believe that these risks are minimal.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty might default, which could result in us having to replace the derivative transaction with another counterparty on less favorable terms. Thus, our amount of credit risk exposure to a counterparty equals the positive net mark-to-market value of all derivatives outstanding with the counterparty. Our Financial Management Policy limits credit exposure to each counterparty in derivative transactions based on the counterparty’s amount of capital and creditworthiness.
We perform credit underwriting and contemporaneous monitoring on derivatives counterparties similar to those for unsecured investment counterparties. Each counterparty is required to deliver us high quality collateral in an amount equal to our net market value exposure, if any, to the counterparty that exceeds approved threshold limits. We value each derivative daily using a sophisticated market-tested third party software model. The residual amount of credit risk exposure is the cost of replacing the derivatives if the counterparty defaults on payments due, net of the value of collateral held.
The table below presents the net market value exposure at the end of 2005 on interest rate swap derivatives outstanding.
(Dollars in millions)

			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure

Aaa/AAA	—	$—	$—	$—	$—	$—
Aa/AA	8	5,913	(51)	—	—	(51)
A	8	25,498	(377)	—	106	(271)

Total	16	$31,411	$(428)	$—	$106	$(322)

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
At year-end 2005, the 16 counterparties with whom we had interest rate swaps outstanding had net market value exposure to us of $322 million (compared to $252 million at the end of 2004). We had a positive net exposure to no counterparties. There was $7,044 million of notional principal amount of interest rate swaps hedging Advances and $24,367 million hedging Consolidated Bonds. None of the counterparties carried a long-term credit rating lower than A- from a national rating agency.
The significant decreases, on average, in long-term interest rates over the last five years compared to before 2001 have resulted in material negative net present values on most Advance-related swaps. This is because over 90 percent of these swaps were transacted by the end of 2001, before long-term interest rates had begun to decrease significantly and because we pay a fixed rate of interest and receive a floating rate of interest on these swaps. A large majority of the Consolidated Bond-related swaps also have negative net present values but for a different reason. On Bond-related swaps we pay a floating rate of interest and receive a fixed rate of interest. Almost all (99 percent) of Bond-related swaps outstanding at year-end 2005 were executed in 2003, 2004, and 2005. As intermediate long-term interest rates have tended to increase modestly from their levels at the time of execution of most of these swaps, the swaps’ net present values have fallen (from our perspective), resulting in a lower net credit risk exposure on these swaps.
Liquidity Risk and Contractual Obligations
Our mission requires the maintenance of a substantial level of liquidity at all times to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of liquidity is through participation in the issuance of FHLBank System Consolidated Obligations. As shown in the Statement of Cash Flows, in 2005 we participated in $951.4 billion of issuance of Consolidated Discount Notes and $16.7 billion of Consolidated Bonds.
We are exposed to two general types of liquidity risk, for which Finance Board Regulations and our Financial Management Policy require us to hold sufficient amounts of liquidity:
▪	Operational liquidity risk is the potential inability to meet anticipated or unanticipated day-to-day liquidity needs through our normal sources of funding.

▪	Contingency liquidity risk is the potential inability to meet liquidity needs because our access to the capital markets is restricted or suspended for a period of time due to a market disruption, operational failure, or real or perceived credit quality problems.
The operational liquidity requirement is intended to ensure that we can meet anticipated and unanticipated financial obligations and credit needs of members under normal operating environments and through normal sources of liquidity. Our operational liquidity must be at least as great as our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, execute repurchase agreements and purchase Federal funds. We met our operational liquidity requirement throughout the last two years both as a function of meeting the contingency liquidity requirement and because we were able to access capital markets to issue Consolidated Obligations.
To meet the contingency liquidity requirement, we must hold sources of liquidity, in the event our access to the capital markets is impeded for seven business days, in an amount at least equal to the sum of the following items scheduled for settlement within the same period:
▪	100 percent of liabilities maturing or called in the next seven business days (net of liabilities issued, not yet settled);

▪	100 percent of assets traded, not yet settled, and Advance commitments;

▪	100 percent of Advances maturing; and

▪	a percentage increase in potential Advances, computed based on recent balance experience.
Sources of liquidity for the contingency liquidity requirement include the following:
▪	cash;

▪	overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 90 percent of the market value of negotiable securities, 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities, and certain other investments as detailed in our Financial Management Policy;

▪	Advances maturing within the next seven business days; and

▪	principal and interest payments to be received within the next seven business days on mortgage-backed securities.
The following table shows the components of our contingency liquidity requirement at the end of 2005 and 2004.

Contingency Liquidity Requirement (In millions)	2005	2004

Total Contingency Liquidity Reserves	$28,766	$29,877
Total Requirement	(15,254)	(18,369)

Excess Contingency Liquidity Available	$13,512	$11,508

To support our member deposits, the Act requires us to meet a statutory deposit reserve requirement. We must hold investments in obligations of the United States, deposits in eligible banks or trust companies, or Advances with a final maturity not exceeding five years, the sum of which must equal or exceed the amount of current member deposits. The following table shows the components of the statutory deposit reserve requirement at the end of 2005 and 2004.

Deposit Reserve Requirement (In millions)	2005	2004

Total Eligible Deposit Reserves	$39,897	$39,088
Total Member Deposits	(910)	(1,032)

Excess Deposit Reserves	$38,987	$38,056

The liquidity guidelines in our Financial Management Policy also require us to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement at the end of 2005 and 2004.

Daily Liquidity Requirement (In millions)	2005	2004

Total Eligible Investments	$13,080	$12,842
Total Reserve Requirement	(3,948)	(3,609)

Excess Daily Liquidity Reserves	$9,132	$9,233

The following table shows the payments due or expiration terms under the specified contractual obligation types by period at the end of 2005.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Long-term debt (Consolidated Bonds) – par	$17,845.2	$20,721.6	$6,694.0	$8,605.5	$53,866.3
Mandatorily redeemable capital stock	—	22.8	395.6	—	418.4
Other long-term obligations (term deposits) – par	59.7	0.7	—	—	60.4
Capital lease obligations	—	—	—	—	—
Operating leases (include premises and equipment)	0.9	2.0	1.7	3.3	7.9

Total Contractual Obligations before off-balance sheet items	17,905.8	20,747.1	7,091.3	8,608.8	54,353.0

Off-balance sheet items (1)
Commitments to fund additional Advances	254.3	—	—	—	254.3
Standby Letters of Credit	1,240.5	62.1	52.8	50.5	1,405.9
Standby bond purchase agreements	—	52.6	199.0	—	251.6
Commitments to fund mortgage loans	38.8	—	—	—	38.8
Unused line of credits and other commitments	—	—	—	—	—
Consolidated Obligations traded, not yet settled	14.3	—	15.0	30.0	59.3

Total off-balance sheet items	1,547.9	114.7	266.8	80.5	2,009.9

Total Contractual Obligations and off-balance sheet items	$19,453.7	$20,861.8	$7,358.1	$8,689.3	$56,362.9

(1)	Represents notional amount of related off-balance sheet obligations.
Role of the Capital Plan in Risk Management
Capital Leverage Limits
Our regulatory and policy limits on the leverage of capital are discussed in the Item 7.’s “Capital Resources” section. Although we are permitted to leverage more than many other regulated financial institutions, we believe our cooperative business model, and policies, procedures, guidelines, and Finance Board Regulations, confer a lower total risk profile compared to many other financial intermediaries. Accordingly, we view our relatively higher permissible capital leverage as being consistent with our relatively lower risk profile.
Our continued distribution of earnings in the form of additional dividend shares of stock and our practice of not historically repurchasing excess shares of stock (unless a member requests its excess stock to be redeemed) act as governors on leverage. For example, given a starting capital-to-assets ratio of 5.00 percent, a $50 million stock dividend distribution would require more than $1.0 billion of additional assets to maintain capital leverage at a five percent capital-to-assets ratio.
Both too little and too much capital leverage could increase market risk. A capital-to-assets ratio that is too low would increase the sensitivity of the market value of equity and earnings to changes in interest rates and other variables. A higher capital-to-assets ratio would tend to lower ROE, which could create incentives to increase leverage by investing in riskier assets.
Risk-Based Capital Regulatory Requirements
The GLB Act, Finance Board Regulations, and our Capital Plan require us to meet a second capital requirement that addresses exposure to market risk, credit risk, and operational risk. The amount of our total permanent capital, defined as retained earnings plus the regulatory amount of Class B Stock including mandatorily redeemable stock under SFAS 150, must be at least equal to the amount of risk-based capital, measured as the sum of market risk, credit risk, and operational risk. In this context, market risk is measured as the sum of the following two items:
▪	The market value of equity at risk, which is determined from simulations using movements in interest rates and interest rate volatility that could occur during times of market stress. Interest rate movements and volatility are defined as those that have occurred over each 6-month period starting in 1978 and are calibrated based on current interest rate levels. The applicable market risk number is defined as the 99th percentile loss from all the simulations, which means that one percent of simulations have market value losses that exceed the applicable market risk number.

▪	The amount by which our current base-case market value of equity is less than 85 percent of the book value of total capital.
Credit risk is measured for each asset and derivative. It is based on formulaic assignments derived from actual default histories and default patterns on different asset classes. Operational risk is specified to be 30 percent of the sum of market risk and credit risk.
The following table shows the monthly average and year-end composition of risk-based capital for the periods indicated.

(Dollars in millions)	Year End 2005	Monthly Average 2005	Year End 2004
Market risk-based capital	$254.3	$272.9	$294.2
Credit risk-based capital	190.9	190.6	197.0
Operational risk-based capital	133.6	139.0	147.4

Total risk-based capital	578.8	602.5	638.6
Total permanent capital	4,129.6	4,053.0	4,001.7

Excess permanent capital	$3,550.8	$3,450.5	$3,363.1

Risk-based capital as a percent of permanent capital	14.0%	14.9%	16.0%

The amount of required risk-based capital, computed monthly, averaged 14.9 percent of permanent capital in 2005, well below the Finance Board Regulatory requirement. The percentage drifted lower during 2005 due to management’s strategy to reduce long-term market risk exposure. At this time, the risk-based capital requirement is not a binding constraint. We do not use it to actively manage our risk profile, but we do monitor results to identify trends within our internal process of market risk analysis.
Capital Adequacy
We believe our Capital Plan strongly promotes the adequacy of capital to absorb financial losses by the five-year redemption period, by the option we have to call on members to provide additional capital if required to preserve safety and soundness, and by safety and soundness limitations on our ability to repurchase requested redemptions of capital.

The features of the Capital Plan provide strong incentives for member stockholders to require us to minimize our risk profile. We believe our capitalization will remain stable and predictable, notwithstanding potential mergers involving our members, for the following reasons.
▪	Our stock is required as a condition of membership and as a condition to engage in Mission Asset Activity.

▪	We have historically offered valued products and services to our member stockholders.

▪	We have historically been able to pay competitive dividends.

▪	We operate within policies, procedures and guidelines which support a relatively low risk profile.

▪	Our stock is not traded on an open exchange.

▪	Our stock is always carried at par on members’ books, unless it were to become other than temporarily impaired.
Operational Risk
Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. We mitigate operational risk through adherence to internal department procedures and controls, use of tested information systems, disaster recovery provisions for those systems, and acquisition of insurance coverage to provide directors and staff protection from possible errors or fraud. In addition, our Internal Audit Department, which reports directly to the Audit Committee of our Board of Directors, regularly monitors and tests compliance from a best practices perspective with all policies, procedures, and Regulations.
Internal Department Procedures and Controls
Each department within the FHLBank has developed a system of internal procedures and controls, including those that address proper segregation of duties. Each system prevents any one individual from processing the entirety of a transaction affecting member accounts, correspondent FHLBank accounts and third party servicers providing support to us. We review daily and periodic transaction activity reports in a timely manner to detect erroneous or fraudulent activity.
Information Systems
We have an Information Technology Committee of the Board of Directors that has oversight responsibility for the timely and effective introduction, application, and support of appropriate automated facilities in concert with our business objectives. The Operations Steering Committee (a management committee) reports to the Board Committee and approves long-range information technology initiatives and annual disaster recovery test plans, and periodically reviews data security standards and safeguards.
We employ a test methodology for all significant software changes, new applications, system upgrades and disaster recovery tests. This testing and validation is designed to ensure continuity of business processing. The methodology includes documented test plans, cases and evaluations. Deployment of the tested information systems requires approval of the Information Systems management and business department managers.
Disaster Recovery Provisions
Our Business Resumption Contingency Plan is in effect at all times. The plan provides us with the ability to maintain operations in various business disruption scenarios. A committee of staff reviews and updates this plan periodically to ensure that it serves our changing operational needs and that of our members. We have an off-site facility in a suburb of Cincinnati, Ohio, which is tested at least annually. We also have a back-up agreement in place with the FHLBank of Indianapolis in the event that both of our Cincinnati facilities are inoperable.
Insurance Coverage
We have insurance coverage for employee fraud, forgery and wrongdoing, as well as Directors’ and Officers’ liability coverage that provides protection for breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability coverage. Additionally, comprehensive insurance coverage is currently in place for electronic data processing equipment and software, personal property, leasehold improvements, fire/explosion/water damage and personal injury including slander and libelous actions. We maintain additional insurance protection as deemed appropriate, which covers our automobiles, registered mail, company credit cards, and business travel accident and supplemental traveler’s coverage for both directors and staff. We use the services of an insurance consultant who annually conducts comprehensive reviews of insurance coverage levels.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Introduction
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported periods. Although management believes these judgments, estimates, and assumptions to be reasonably accurate, actual results may differ.
We have identified four accounting policies that are critical because they require management to make subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts could be reported under different conditions or using different assumptions.
Accounting for Derivatives and Hedging Activity (SFAS 133)
Derivative instruments are required to be carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is required to be reflected in current period earnings or other comprehensive income, regardless of how fair value changes in the assets or liabilities being hedged may be treated. Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and qualify for fair value hedge accounting. Fair value hedge accounting permits the offsetting fair value of the hedged risk in the hedged item to also be recorded in the current period.
Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain criteria may qualify for “shortcut” fair value hedge accounting. Shortcut accounting permits the assumption of no ineffectiveness, which means the fair value change in the derivative can be assumed to be equal to the fair value change in the hedged item. If a hedge is treated as a long-haul fair value hedge, the fair value change in the hedged item must be measured separately from the derivative and effectiveness testing must be performed with results within established tolerances. If effectiveness testing fails, the hedge no longer qualifies for hedge accounting and the derivative is marked through current earnings without any offset related to the hedged item.
The lack of annual earnings volatility from hedging market risk with derivatives reflects our continuation of a conservative approach in the use of derivatives. In accordance with Finance Board Regulations, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2005 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We have not engaged in any macro hedging of market risk or credit risk using derivatives. We have not executed any indexed principal swaps, futures, caps, collars and floors, except to the extent they have been embedded in interest rate swaps that hedge assets or liabilities with identical options. We design our use of derivatives to be highly effective in offsetting changes in the market values of the designated balance sheet instruments. Accordingly, we are permitted to classify most of our derivative transactions so that they receive shortcut or long-haul fair value hedge accounting treatment.
We consider hedges of committed Advances and Consolidated Obligations to be eligible for the shortcut provisions (paragraph 68) of SFAS 133 so long as settlement of the committed Advance or Consolidated Obligation occurs within the shortest period possible for that type of instrument. We have defined the market settlement conventions to be five business days or less for Advances and thirty calendar days or less (using a next business day convention) for Consolidated Obligations. We also believe that the conditions of paragraph 68(b) are met if the fair value of the swap is zero on the date we enter into the commitment to issue the hedged item. These conditions are necessary but not sufficient to establish eligibility for shortcut accounting.

For derivative transactions that potentially qualify for long-haul fair value hedge accounting treatment, we must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values of the risks being hedged in the on-balance-sheet instruments. To do this, each month we use a consistently applied statistical methodology. The methodology uses a sample of 30 historical interest rate environments and includes an R-square test, a slope test, and a t-statistic test. These tests measure the expected degree of correlation and relationship of movements in estimated fair values between the derivative and related hedged item. The R-square must be greater than 0.8, the slope must be between -0.8 and -1.2, and the computed t-statistic must be greater than the t-statistic consistent with a five percent degree of confidence interval to be considered effective.
Due to the intentional matching of terms between the derivative and the hedged item, we expect that failing an effectiveness test would be rare. Consequently, the impact on earnings from recording the derivatives designated as long-haul fair value hedges has to date been modest. We expect this to continue in the future given our current hedging strategies.
Each month, as part of our market risk modeling, we compute estimated fair values on all derivatives and related hedged items across a range of interest rate scenarios. This analysis indicates that, for derivatives receiving long-haul fair value hedge accounting treatment, the total net difference in estimated market values for the derivatives and related hedged items would be a relatively small dollar amount, even under an assumption of an extremely stressed interest rate environment. This is because, to date, each derivative/hedged instrument transaction has very closely related, or exactly matching, characteristics such as notional amount, final maturity, options, interest payment frequencies, reset dates, etc. Most of the market value difference occurs from the fact that our interest rate swaps have an adjustable-rate LIBOR leg (off of 1- or-3-month LIBOR) whereas the hedged instruments do not.
The most important element of effectiveness testing is the duration of the derivative and the hedged item. The effective duration will be affected mostly by the final maturity and any option characteristics. In general, the shorter the effective duration the more likely it is that effectiveness testing would fail. This is because, given a relatively short duration, the LIBOR leg of the swap is a relatively important component of the monthly change in the derivative’s estimated market value, and there is no offsetting LIBOR leg on the hedged instrument. The slope criterion is what is more likely to fail rather than the correlation.
If a derivative/hedged instrument relationship does fail effectiveness testing, it does not mean that the hedge relationship is no longer successful in achieving its intended economic purpose. For example, a Consolidated Bond hedged with an interest rate swap creates adjustable-rate LIBOR funding, which is used to match fund adjustable-rate LIBOR and other short-term Advances; however, SFAS 133 does not permit us to consider the Advance in effectiveness testing. Economically, the Advance is part of the overall hedging strategy and reason for engaging in the derivative transaction.
Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities (SFAS 91)
For mortgages, we normally pay an amount different from the principal balance. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. SFAS 91 establishes accounting guidance that permits the FHLBank to amortize (or accrete) these premiums (or discounts) in a manner such that the yield recognized each month on the underlying asset is constant over the asset’s historical life and estimated future life. This is called the constant effective yield method.
We typically pay more than the unpaid principal balance when the interest rate on a purchased mortgage on the transaction date is greater than the prevailing market rate for similar mortgages. The net purchase premiums paid are amortized as a reduction in the mortgage’s book yield. Similarly, if we pay less than the unpaid principal balances, this net discount is accreted in the same manner as the premium, resulting in an increase in the mortgage’s book yield. We have purchased most of the loans in the Mortgage Purchase Program at premiums. Mortgage-backed securities have been purchased at both premiums and discounts, and they tend on average to be purchased at prices closer to par than loans in the Mortgage Purchase Program.

The constant effective yield amortization method is applied each month using projected future and actual historical principal cash flows. Prepayment speeds are normally most affected by changes in interest rates. When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization of premiums and the accretion of discounts. The opposite occurs as interest rates rise.
There has historically been significantly more purchase premiums for the Mortgage Purchase Program than for mortgage-backed securities. At the end of 2005, there was $107.2 million of unamortized net premiums for outstanding balances in the Mortgage Purchase Program and $6.8 million for mortgage-backed securities.
As shown and discussed in the “Analysis of Quarterly ROE for 2005 and 2004” section of the “Results of Operations” there was substantial volatility during the last two years in the quarterly recognition of purchase premiums for mortgage assets. Most of this volatility occurred in the Mortgage Purchase Program. The volatility was due to the whipsawing of both actual and projected prepayment speeds, in response to changes in mortgage interest rates. The actual dollar amount of principal paydowns and the resulting constant prepayment rates (CPR) for mortgage assets in each quarter of 2005 and 2004 are shown below.

	Mortgage Purchase Program		Mortgage-Backed Securities
(In millions)	Dollars	CPR	Dollars	CPR
Total / Average 2005	$1,695	16	$2,753	21
Total / Average 2004	2,004	19	2,980	23
2005 Quarter 4	390	15	672	20
2005 Quarter 3	497	19	822	24
2005 Quarter 2	418	17	672	20
2005 Quarter 1	390	15	587	18
2004 Quarter 4	468	19	610	19
2004 Quarter 3	387	16	601	19
2004 Quarter 2	773	31	1,080	33
2004 Quarter 1	376	15	689	23
Projected mortgage prepayment speeds are reflected in the mortgages’ projected weighted average lives. Average lives for loans in the Mortgage Purchase Program are shown for quarter ends for 2005 and 2004 in the “Market Risk Exposure of the Mortgage Assets Portfolio” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Volatility in premium/discount recognition under SFAS 91 may continue throughout time and could represent, as it did in the previous two years, a major component of period-to-period changes in earnings.
The mortgages under the Mortgage Purchase Program are stratified into multiple portfolios according to common characteristics such as coupon interest rate, final original maturity (mostly 15, 20, and 30 years), the extent of seasoning, and type of mortgage (i.e., conventional and FHA). For mortgage-backed securities, we analyze each security separately.
Projected prepayment speeds are based on one interest rate scenario: implied forward interest rates for LIBOR and residential mortgages computed from the daily average market interest rate environment. We use implied forward interest rates because they are the market’s consensus of future interest rates embedded in market prices for options on interest rate swaps and interest rate caps and floors, they are the default set of interest rates used to price and value financial instruments, and they are the interest rates that can be hedged with various instruments. We use a nationally-recognized, market-tested third party prepayment model to project prepayment speeds. We regularly test the reasonableness of the prepayment model by comparing it to another nationally-recognized, market-tested third party prepayment model, as well as to actual prepayment results experienced over time, to validate that over time the prepayment model continues to project reasonably accurate prepayment speeds.

We perform amortization/accretion schedules every month. As projections of future prepayment speeds change and as actual prepayments received in the prior month differ from what we had projected for the prior month, amortization/accretion may change. The immediate adjustment and the new future amortization schedule are based on applying the new constant effective book yield as if it had been in effect since the purchase of the assets. When actual prepayments are higher than previously predicted, amortization/accretion usually accelerates. When actual prepayments are less, amortization/accretion usually slows down.
It is difficult to calculate exactly how much amortization/accretion of mortgage premiums/discounts could change over time. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. In general, lower interest rates are expected to result in a larger “catch up” and a larger change in future months’ amortization for premium mortgage assets compared to the effect of higher interest rates on “reversals” and future months’ changes in amortization.
Changes in amortization will also depend on the accuracy of prepayment projections compared to actual experience as well as the prepayment model used. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market environments and the response of prepayments to future market conditions even when those conditions are known. A small difference between two equally-accurate prepayment models can result in a large difference in SFAS 91 amortization. From time to time, a vendor will develop a new prepayment model or update its current model. Our current prepayment model vendor has released a new model and will cease by June 2006 actively supporting the current model we use. We are currently conducting analysis and due diligence on whether to implement this new model or use another prepayment vendor. Although research to date indicates that the several alternative third-party models available (including the new model of our current vendor) each provide reasonably accurate prepayment projections for these purposes, we cannot predict at this time the effect on SFAS 91 amortization from implementing a new or updated model.
For the end of 2005, we ran several analyses that tested the sensitivity of mortgage amortization to changes in prepayment speeds. In an interest rate environment assuming implied forward rates based on daily average interest rates for the month of December 2005, SFAS 91 amortization will reduce the book yield by approximately 0.21 percent per annum for the Mortgage Purchase Program and approximately 0.01 percent per annum for mortgage-backed securities. These are the results of the regular amortization in December. For an interest rate shock of negative 50 basis points, there would be an immediate adjustment of an estimated $8.5 million in premium amortization for the Mortgage Purchase Program and an estimated $0.1 million for the mortgage-backed securities. This analysis also indicated, compared to the forward rate scenario, that the future constant annualized book yield would decrease by an estimated 0.04 percent per annum for the Mortgage Purchase Program (compared to the results in the implied forward rate scenario), while there would be no change for mortgage-backed securities (because they have a relatively small premium balance).
Under an interest rate shock of positive 100 basis points, there would be a “reversal” of an estimated $4.0 million in premium amortization for the Mortgage Purchase Program (which would increase earnings) and an estimated $0.1 million for the mortgage-backed securities. The future constant annualized book yield would increase by additional 0.02 percent per annum for the Mortgage Purchase Program, while there would be no change for mortgage-backed securities.
Provision for Credit Losses
We evaluate Advances and the Mortgage Purchase Program monthly to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios. Our policy is to charge credit losses and credit recoveries against the reserve. For the reasons discussed below, no reserve for credit losses has been deemed necessary for either Advances or the Mortgage Purchase Program.
Advances
We evaluate probable credit losses inherent in Advances on a member-by-member basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. During 2005, 2004, and 2003, we had rights to collateral (either loans or securities) on a member-by-member basis, with an estimated fair value in excess of outstanding Advances. Based on the nature and quality of the collateral held as security for Advances (including overcollateralization), management’s credit analyses, and members’ prior repayment history (we have never recorded a loss from an Advance), no allowance for losses on Advances has to date been deemed necessary.
Mortgage Loans Acquired Under the Mortgage Purchase Program
We acquire both FHA and conventional fixed-rate mortgage loans under the Mortgage Purchase Program. FHA loans are U.S. government guaranteed and as such we have determined that no allowance for losses is necessary for such loans. Conventional loans, in addition to having the related real estate as collateral and the borrower’s equity, are also credit enhanced by primary mortgage insurance (subject to the original loan-to-value ratio), the member’s Lender Risk Account, and Supplemental Mortgage Insurance prior to the FHLBank having to recognize and realize a credit loss. Primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 80 and 65 percent, depending on original loan-to-value ratios and term and characteristics of the loans. Once the borrower’s equity and primary insurance are exhausted, the Lender Risk Account provides coverage for pools of conventional loans until it is absorbed. After the Lender Risk Account is absorbed, the Supplemental Mortgage Insurance coverage applies, which results in loss absorption coverage down to approximately a loan-to-value ratio of 50 percent. Through the end of 2005, the Supplemental Mortgage Insurance providers had not experienced a loss. We would assume the credit exposure if the severity of losses, on purchased conventional loans, were to exceed the Supplemental Mortgage Insurance coverage.
The evaluation for an allowance for loan losses is based on management’s estimate of probable credit losses inherent in the FHLBank’s conventional mortgage loan portfolio as of the balance sheet date. The evaluation includes consideration of observable claims, delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data and prevailing economic conditions. It also includes consideration of all levels of the member’s credit enhancement (above primary mortgage insurance) through the Lender Risk Account and Supplemental Mortgage Insurance coverage and outstanding claims against such coverage. The conventional loans are associated with specific Master Commitment Contracts and their related Lender Risk Accounts and are considered in such groups when we evaluate credit quality.
Supplemental Mortgage Insurance is applied on a loan-by-loan basis. There are two key factors that contribute to the possibility of exceeding the Supplemental Mortgage Insurance coverage: first, the severity of the loss and, secondly, with Master Commitment Contracts issued in May 2005 and later (and depending on the size of the Master Commitment Contracts being insured), the number of the losses (termed the “frequency” of losses) within a particular Contract. Beginning in May 2005, Master Commitment Contracts issued in amounts greater than $35 million have a stop-loss feature as part of the Supplemental Mortgage Insurance contract that limits the dollar amount of insurance coverage provided by the insurer on each Contract. The stop loss is calculated at a level that permits the affected loan pools to maintain their AA implied credit rating, as required by Finance Board Regulation.
Based on such evaluations, no loan loss allowance has been deemed necessary for our conventional mortgage loans since inception of the Mortgage Purchase Program.
Fair Values
Certain assets and liabilities, including investments classified as available-for-sale and trading securities, and all derivatives are presented in the Statements of Condition at fair value. In accordance with GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold or the amount at which that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation. Fair values play an important role in the valuation of certain of our assets, liabilities and derivative transactions. Management also estimates the fair value of collateral that borrowers pledge against Advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against a loss.
Estimated fair values for financial instruments presented in the Statement of Condition are based on market prices when they are available. If market quotes are not available, fair values are derived either from the FHLBank’s discounted cash flow valuation models licensed from third party software providers or from estimated market values provided by the FHLBank, dealers, or other third-party providers. Pricing models and their underlying assumptions are based on management’s best estimates for discount rates, prepayments, market volatility and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different assumptions as well as changes in market conditions could significantly affect our financial position.
RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS
See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.
OTHER FINANCIAL INFORMATION
Income Statements
Income statements for each quarter within the two years ended December 31, 2005 are included in the tables below.

	2005
(In thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$631,572	$703,906	$753,328	$847,993	$2,936,799
Interest expense	554,124	624,291	665,364	753,600	2,597,379

Net interest income	77,448	79,615	87,964	94,393	339,420

Provision for credit loss	—	—	—	—	—
Non-interest income	1,889	(286)	(1,164)	3,239	3,678
Non-interest expense	28,529	29,371	30,987	34,538	123,425

Net income	$50,808	$49,958	$55,813	$63,094	$219,673

	2004
(In thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$417,842	$436,038	$522,892	$576,555	$1,953,327
Interest expense	356,552	365,529	434,189	495,299	1,651,569

Net interest income	61,290	70,509	88,703	81,256	301,758

Provision for credit loss	—	—	—	—	—
Non-interest income	10,138	13,304	9,349	11,085	43,876
Non-interest expense	25,711	29,260	32,526	31,090	118,587

Net income	$45,717	$54,553	$65,526	$61,251	$227,047

Investment Securities
Data on investment securities for the years ended December 31, 2005, 2004 and 2003 are included in the tables below.
Held-to-maturity securities (book value)

(In thousands)	2005	2004	2003

States and political subdivisions	$31,070	$37,585	$50,570
Mortgage-backed securities:
Government-sponsored enterprises	11,713,941	10,979,887	10,234,175
U.S. agency obligations — guaranteed	45,417	93,224	191,927
Other	481,093	601,146	763,378

Total mortgage-backed securities	12,240,451	11,674,257	11,189,480

Total held-to-maturity securities	$12,271,521	$11,711,842	$11,240,050

As of December 31, 2005, held-to-maturity securities had the following maturity and yield characteristics.

(In thousands)	Book Value	Yield
States and political subdivisions
After one but within five years	$1,500	6.07%
After ten years	29,570	5.68

	$31,070	5.69

Mortgage-backed securities*
Due in one year or less	$437	7.85%
After one but within five years	23,972	6.45
After five but within ten years	26,634	5.60
After ten years	12,189,408	4.67

	$12,240,451	4.67

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.
Available-for-sale securities (book value)

(In thousands)	2005	2004	2003

Other bonds, notes and debentures	$1,151,271	$910,592	$822,513

Total available-for-sale securities	$1,151,271	$910,592	$822,513

As of December 31, 2005, available-for-sale securities had the following maturity and yield characteristics.

(In thousands)	Book Value	Yield
Other bonds, notes and debentures within one year	$1,151,271	4.34%

Trading securities (book value)

(In thousands)	2005	2004	2003

Mortgage-backed securities:
U.S. agency obligations — guaranteed	$6,187	$8,463	$11,919

Total trading securities	$6,187	$8,463	$11,919

As of December 31, 2005, trading securities had the following maturity and yield characteristics.

(In thousands)	Book Value	Yield
Mortgage-backed securities — U.S. agency obligations — guaranteed* After ten years	$6,187	5.92%

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.
As shown in the table below, as of December 31, 2005, the FHLBank held securities of the following issuers with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises and government agencies. All other issuers are combined in the table below.

(In thousands)	Total	Total
Name of Issuer	Book Value	Fair Value
Fannie Mae	$6,001,183	$5,866,692
Freddie Mac	5,712,758	5,602,950
Government National Mortgage Association	51,604	50,902
General Electric Capital Services, Inc.	452,461	452,461
All other investments (12 issuers)	1,210,973	1,201,937

Total investments	$13,428,979	$13,174,942

Loan Portfolio Analysis
The FHLBank’s outstanding loans, nonperforming loans and loans 90 days or more past due and accruing interest for the five years ended December 31, 2005 were as follows:

(In thousands)	2005	2004	2003	2002	2001

Domestic:
Advances	$40,261,623	$41,300,942	$43,129,143	$40,063,195	$35,222,620

Real estate mortgages	$8,418,139	$8,370,495	$8,101,158	$3,766,684	$566,334

Nonperforming real estate mortgages	$—	$—	$—	$—	$—

Real estate mortgages past due 90 days or more and still accruing interest (1)	$49,008	$35,866	$26,023	$15,450	$1,072

Interest contractually due during the year	$428,033	$405,326	$343,119	$107,012	$13,524
Interest actually received during the year	(428,033)	(405,326)	(343,119)	(107,012)	(13,524)

Shortfall	$—	$—	$—	$—	$—

(1)	Government loans (e.g., FHA) continue to accrue after 90 days or more delinquent, as do all loans purchased because the FHLBank’s agreements with the PFIs include monthly settlement on a schedule/scheduled basis. Schedule/scheduled means that the PFI is obligated to remit the contractual mortgage payments on loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagee. There were no net (charge-offs) recoveries to average loans outstanding for the five years ended December 31, 2005.

Other Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the three years ended December 31, 2005:

(Dollars in thousands)	2005	2004	2003
Federal funds purchased
Outstanding at year end	$—	$—	$—
Weighted average rate at year end	—	—	—
Daily average outstanding for the year	$151	$8,117	$673
Weighted average rate for the year	3.97%	1.32%	2.08%
Highest outstanding at any month end	$—	$—	$—

Other FHLBs
Outstanding at year end	$—	$—	$—
Weighted average rate at year end	—	—	—
Daily average outstanding for the year	$—	$1,563	$3,052
Weighted average rate for the year	—%	1.28%	1.08%
Highest outstanding at any month end	$—	$—	$—

Consolidated Discount Notes
Outstanding at year end	$17,577,416	$18,632,320	$29,443,378
Weighted average rate at year end	4.12%	2.12%	1.03%
Daily average outstanding for the year	$21,728,618	$28,376,787	$28,790,300
Weighted average rate for the year	3.11%	1.31%	1.13%
Highest outstanding at any month end	$25,191,302	$32,846,956	$30,728,575
Term Deposits
At December 31, 2005, term deposits in denominations of $100,000 or more totaled $59,775,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

		Over 3	Over 6	Over 12
		months but	months but	months but
	3 months	within 6	within 12	within 24
By remaining maturity at December 31, 2005	or less	months	months	months	Total
(In thousands)
Time certificates of deposit ($100 or more)	$43,825	$12,050	$3,500	$400	$59,775

Ratios

	2005	2004	2003

Net income to average assets	0.28%	0.28%	0.22%
Return on equity	5.79	5.97	4.66
Total average equity to average assets	4.78	4.73	4.76
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures About Risk Management” caption at Part II, Item 7, of this filing.

THIS PAGE INTENTIONALLY LEFT BLANK.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Cincinnati:
In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the “FHLBank”) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the FHLBank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 14, the FHLBank adopted Statement of Financial Accounting Standards No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity, on January 1, 2004.
February 28, 2006
Columbus, Ohio

FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2005	2004
ASSETS
Cash and due from banks (Note 3)	$4,948	$11,262
Interest-bearing deposits	6,284,166	5,781,266
Securities purchased under agreements to resell (Note 4)	1,000,000	700,000
Federal funds sold	7,487,900	7,542,800
Trading securities (Note 5)	6,187	8,463
Available-for-sale securities (a) (Note 6)	1,151,271	910,592
Held-to-maturity securities includes $0 and $100,562 pledged as collateral in 2005 and 2004 that may be repledged (b) (Note 7)	12,271,521	11,711,842
Advances (Note 8)	40,261,623	41,300,942
Mortgage loans held for portfolio, net (Note 11)	8,418,139	8,370,495
Accrued interest receivable	238,625	185,828
Equipment and leasehold improvements, net	7,999	6,485
Derivative assets (Note 17)	65	84
Other assets	47,406	46,469

TOTAL ASSETS	$77,179,850	$76,576,528

LIABILITIES AND CAPITAL
Interest-bearing deposits (Note 12):
Demand and overnight	$836,304	$898,681
Term	60,375	115,500
Other	13,774	17,460

Total interest-bearing deposits	910,453	1,031,641

Consolidated Obligations, net (Note 13):
Discount Notes	17,577,416	18,632,320
Bonds	53,520,279	51,818,345

Total Consolidated Obligations, net	71,097,695	70,450,665

Mandatorily redeemable capital stock (Note 14)	418,381	34,344
Accrued interest payable	436,981	389,458
Affordable Housing Program (Note 9)	91,035	88,919
Payable to REFCORP (Note 10)	15,773	15,110
Derivative liabilities (Note 17)	427,727	530,954
Other liabilities	72,743	72,274

Total liabilities	73,470,788	72,613,365

Commitments and contingencies (Note 19)

CAPITAL (Note 14)
Capital stock Class B putable ($100 par value) issued and outstanding shares: 35,035 and 37,999 shares in 2005 and 2004	3,503,481	3,799,852
Retained earnings	207,785	167,540
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities (Note 6)	1,882	(90)
Other (Note 15)	(4,086)	(4,139)

Total capital	3,709,062	3,963,163

TOTAL LIABILITIES AND CAPITAL	$77,179,850	$76,576,528

(a)	Amortized cost: $1,149,389 and $910,682 at December 31, 2005 and 2004.

(b)	Fair values: $12,017,484 and $11,719,733 at December 31, 2005 and 2004.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
INTEREST INCOME:
Advances	$1,526,609	$770,420	$696,688
Prepayment fees on Advances, net	337	69,244	29,817
Interest-bearing deposits	152,416	90,825	59,694
Securities purchased under agreements to resell	22,369	750	2,891
Federal funds sold	224,615	104,565	104,449
Trading securities	289	406	763
Available-for-sale securities	45,622	15,153	10,289
Held-to-maturity securities	536,076	495,869	481,140
Mortgage loans held for portfolio	428,033	405,326	343,119
Loans to other FHLBanks	433	769	343

Total interest income	2,936,799	1,953,327	1,729,193

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	676,545	371,855	325,103
Consolidated Obligations – Bonds	1,878,316	1,265,418	1,155,384
Deposits	29,177	12,819	20,991
Borrowings from other FHLBanks	—	19	34
Mandatorily redeemable capital stock	13,335	1,350	—
Other borrowings	6	108	13

Total interest expense	2,597,379	1,651,569	1,501,525

NET INTEREST INCOME	339,420	301,758	227,668

OTHER INCOME:

Service fees	1,533	1,651	1,529
Net loss on trading securities	(35)	(33)	(415)
Net realized loss from sale of available-for-sale securities	—	(3)	—
Net realized gain from sale of held-to-maturity securities (Note 7)	—	—	4,571
Net (loss) gain on derivatives and hedging activities	(648)	39,555	26,234
Other, net	2,828	2,706	4,107

Total other income	3,678	43,876	36,026

OTHER EXPENSE:
Salaries and benefits	21,700	18,131	15,928
Other operating	11,959	10,413	9,045
Finance Board	2,890	2,468	2,278
Office of Finance	2,222	2,226	1,985
Other	3,846	3,210	2,051

Total other expense	42,617	36,448	31,287

INCOME BEFORE ASSESSMENTS	300,481	309,186	232,407

Affordable Housing Program	25,890	25,377	18,972
REFCORP	54,918	56,762	42,687

Total assessments	80,808	82,139	61,659

NET INCOME	$219,673	$227,047	$170,748

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2002	35,480	$3,548,001	$64,708	$(1,465)	$3,611,244
Proceeds from sale of capital stock	122	12,222			12,222
Repurchase/redemption of capital stock	(581)	(58,123)			(58,123)

Comprehensive income:
Net income			170,748		170,748
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(113)	(113)
Other (Note 15)				(2,152)	(2,152)

Total other comprehensive income				(2,265)	(2,265)

Total comprehensive income					168,483

Dividends on capital stock:
Cash			(153)		(153)
Stock	1,432	143,153	(143,153)		—

BALANCE, DECEMBER 31, 2003	36,453	3,645,253	92,150	(3,730)	3,733,673
Proceeds from sale of capital stock	902	90,193			90,193
Net reclassified to mandatorily redeemable capital stock	(871)	(87,074)			(87,074)

Comprehensive income:
Net income			227,047		227,047
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(82)	(82)
Other (Note 15)				(417)	(417)

Total other comprehensive income				(499)	(499)

Total comprehensive income					226,548

Dividends on capital stock:
Cash			(242)		(242)
Stock	1,515	151,480	(151,415)		65

BALANCE, DECEMBER 31, 2004	37,999	3,799,852	167,540	(4,229)	3,963,163
Proceeds from sale of capital stock	246	24,569			24,569
Net reclassified to mandatorily redeemable capital stock	(4,973)	(497,254)			(497,254)

Comprehensive income:
Net income			219,673		219,673
Other comprehensive income:
Net unrealized gain on available-for-sale securities				1,972	1,972
Other (Note 15)				53	53

Total other comprehensive income				2,025	2,025

Total comprehensive income					221,698

Dividends on capital stock:
Cash			(149)		(149)
Stock	1,763	176,314	(179,279)		(2,965)

BALANCE, DECEMBER 31, 2005	35,035	$3,503,481	$207,785	$(2,204)	$3,709,062

* Putable (Note 14)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
OPERATING ACTIVITIES:

Net income	$219,673	$227,047	$170,748

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization:
Net premiums and discounts on Consolidated Obligations and investments	(42,203)	(4,661)	(37,926)
Concessions on Consolidated Obligation bonds	10,125	17,736	19,546
Premiums and discounts on mortgage loans, net	19,149	31,032	23,427
Premiums and discounts on Advances	(1,212)	4,362	2,263
Net deferred (gain) loss on derivatives	(661)	34,726	24,323
Equipment and leasehold improvements	1,694	1,345	1,248
Other	(3,285)	(2,772)	(1,998)
Non-cash interest on mandatorily redeemable capital stock	13,324	1,243	—
Net realized loss from available-for-sale securities	—	3	—
Net realized gain from sale of held-to-maturity securities (Note 7)	—	—	(4,571)
Gain due to change in net fair value adjustment on derivative and hedging activities	(2,664)	(32,581)	(13,035)
Net realized loss (gain) on disposal of equipment and leasehold improvements	1	(4)	58

Net change in:
Trading securities	2,276	3,456	7,661
Accrued interest receivable	(52,797)	15,200	8,947
Other assets	(1,785)	(2,690)	(4,107)
Net derivative assets and liabilities-accrued interest	3,181	(55,802)	13,319
Accrued interest payable	47,523	39,823	3,973
Affordable Housing Program (AHP) liability and discount on AHP Advances	4,987	6,235	5,222
Payable to REFCORP	663	3,340	(662)
Other liabilities	12,449	11,035	25,250

Total adjustments	10,765	71,026	72,938

Net cash provided by operating activities	230,438	298,073	243,686

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	(502,900)	504,072	(2,532,753)
Securities purchased under agreements to resell	(300,000)	(700,000)	200,000
Federal funds sold	54,900	(292,300)	4,195,500
Equipment and leasehold improvements	(3,209)	(2,846)	(888)

Available-for-sale securities:
Proceeds from sales	—	199,510	—
Proceeds from maturities	96,735,645	71,838,000	29,403,319
Purchases	(96,928,730)	(72,110,521)	(29,429,974)

Held-to-maturity securities:
Proceeds from sales	—	—	86,230
Proceeds from maturities	2,757,179	2,989,295	8,329,972
Purchases	(3,319,993)	(3,841,780)	(8,673,414)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Advances to members:
Principal collected	$2,261,563,078	$2,325,820,033	$1,090,072,608
Made	(2,260,800,609)	(2,324,944,227)	(1,093,629,726)

Mortgage loans held for portfolio:
Principal collected	1,694,935	2,004,810	3,317,379
Purchased	(1,760,102)	(2,307,281)	(7,687,850)

Net cash used in investing activities	(809,806)	(843,235)	(6,349,597)

FINANCING ACTIVITIES:

Net decrease in deposits and pass-through reserves	(130,463)	(377,253)	(914,742)

Net proceeds from issuance of Consolidated Obligations:
Discount notes	951,365,321	826,021,476	791,166,856
Bonds	16,612,816	32,856,513	27,854,760
Bonds transferred from other FHLBanks	85,734	349,542	1,024,233
Payments for maturing and retiring Consolidated Obligations:
Discount notes	(952,423,677)	(836,841,046)	(787,322,814)
Bonds	(14,831,592)	(21,495,520)	(25,662,945)

Proceeds from issuance of capital stock	24,569	90,193	12,222
Payments for redemption of mandatorily redeemable capital stock	(129,505)	(53,907)	—
Payments for repurchase/redemption of capital stock	—	—	(58,123)
Cash dividends paid	(149)	(242)	(153)

Net cash provided by financing activities	573,054	549,756	6,099,294

Net (decrease) increase in cash and cash equivalents	(6,314)	4,594	(6,617)
Cash and cash equivalents at beginning of the year	11,262	6,668	13,285

Cash and cash equivalents at end of the year	$4,948	$11,262	$6,668

Supplemental Disclosures:

Interest paid	$2,501,909	$1,582,784	$1,521,711

AHP payments, net	$23,774	$22,090	$15,553

REFCORP payments	$54,255	$53,422	$43,349

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank provides a readily available, low-cost source of funds to its member institutions. The FHLBank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the FHLBank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statute or criteria may also borrow from the FHLBank; while eligible to borrow, housing associates are not members of the FHLBank and, as such, are not required to hold capital stock.
Former members own the remaining capital stock to support business transactions still carried on the FHLBank’s Statements of Condition. All members must purchase stock in the FHLBank. Members must own capital stock in the FHLBank based on the amount of their total assets. Each member may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank. As a result of these requirements, the FHLBank conducts business with shareholders in the normal course of business. The FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. See Note 21 for more information relating to transactions with shareholders.
The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Office of Finance. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBank does not have any special purpose entities or any other type of off-balance sheet conduits.
The FHLBanks’ debt instruments (Consolidated Obligations) are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. Each FHLBank primarily uses these funds to provide Advances to members and to purchase loans from members through its Mortgage Purchase Program/Mortgage Partnership Finance® (MPF®) program. Some FHLBanks also provide member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement.
Note 1—Summary of Significant Accounting Policies
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.
Investments. Interest-bearing deposits, securities purchased under agreements to repurchase, and Federal funds sold mature within nine months, provide short-term liquidity and are carried at cost.
The FHLBank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value. The FHLBank records changes in the fair value of these investments through other income. However, the FHLBank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.
The FHLBank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.
The FHLBank carries, at cost, investments for which it has both the ability and intent to hold to maturity (classified as held-to-maturity on the Statements of Condition), adjusted for the amortization of premiums and accretion of discounts using the level-yield method.
Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), changes in circumstances may cause the FHLBank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBank that could not have been reasonably anticipated may cause the FHLBank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.
In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.
The FHLBank computes the amortization and accretion of premiums and discounts on mortgage-backed securities using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the level yield each time the FHLBank changes the estimated cash flows as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized, market-tested third party prepayment models to project estimated cash flows.
The FHLBank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income. The FHLBank treats securities purchased under agreements to resell as collateralized financings.
The FHLBank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is determined to be impaired, the FHLBank evaluates whether this decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the FHLBank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows and the FHLBank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition the FHLBank considers issuer or collateral specific factors, such as rating agency actions and business and financial outlook. The FHLBank also evaluates broader industry and sector performance indicators.
If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statements of Income as other income. The FHLBank has not experienced any other-than-temporary impairment in value of investments during 2005, 2004, or 2003.
Advances. The FHLBank presents Advances net of unearned commitment fees and discounts on Advances for the Affordable Housing Program (AHP), as discussed below. The FHLBank amortizes the premiums and discounts on Advances to interest income using the level-yield method. The FHLBank credits interest on Advances to income as earned. Following the requirements of the Federal Home Loan Bank Act of 1932 (the Act), as amended, the FHLBank obtains sufficient collateral on Advances to protect it from losses. The Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBank, and other eligible real estate-related assets. As Note 8 more fully describes, community financial institutions (FDIC-insured institutions with average assets over the preceding three-year period of $567 million or less during 2005) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. The FHLBank has not incurred any credit losses on Advances since its inception. Based upon the collateral held as security for the Advances and the repayment history of the FHLBank’s Advances, management believes that an allowance for credit losses on Advances is unnecessary.
Mortgage Loans Held for Portfolio. The FHLBank has a Mortgage Purchase Program under which it invests in government-insured and conventional residential mortgage loans purchased directly from a participating member. The FHLBank manages the liquidity, interest rate and options risk of the loans, while the member either retains or releases the servicing activities. If participating in the servicing-released program, the member concurrently sells the servicing of the mortgage loans to an unrelated designated mortgage service provider. The FHLBank and the member share in the credit risk on conventional loans, with the member assuming a first loss obligation equivalent to the greater of expected losses or the required deductible for the supplemental mortgage insurance policy and with the FHLBank assuming credit losses in excess of mortgage insurance coverage, supplemental mortgage insurance coverage, and the member’s obligation.
To ensure the retention of credit risk on conventional loans originated or acquired by a member, a Lender Risk Account (LRA) is funded by the FHLBank as a portion of the purchase proceeds of the loans to cover, at a minimum, the expected losses. This account is established to conform to regulations as established by the Finance Board for all conventional Mortgage Purchase Programs. The Finance Board regulation stipulates that the member is responsible for all expected losses on the mortgages being sold to the FHLBank. In order to comply with this regulation, the FHLBank evaluates the proposed conventional mortgages to be sold (either the specific portfolio or a representative sample) to determine the amount of expected losses that will occur. The expected losses represent the amount to be deposited into the LRA and these funds are used to offset any losses that may occur. After five years, excess funds over required balances are distributed to the member in accordance with an amortization schedule that is established at the time of a Master Commitment Contract. No LRA balance is required after 11 years. The LRA is recorded in other liabilities and totaled $42,472,000 and $37,243,000 at December 31, 2005 and 2004.
In addition to the expected losses covered by the LRA, the member selling conventional loans is required to purchase Supplemental Mortgage Insurance (SMI) as an additional financial mitigation or protection against losses over and above those covered by the LRA. The FHLBank is listed as the insured and this coverage serves to further limit the exposure to losses. The LRA and the SMI are anticipated to provide the equivalent to an investment grade rating for the loans purchased. In the event the LRA and the standard SMI policy do not provide sufficient loss protection to support the equivalent investment grade rating, additional mortgage insurance coverage called SMI Plus also must be purchased by the member. This policy covers the expected losses to achieve an investment grade rating (equivalent to AA) over and above the LRA and SMI.
The FHLBank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of premiums and discounts.
The FHLBank amortizes mortgage premiums and discounts paid to and received by the FHLBank’s participating members as interest income using the level-yield method over the estimated cash flows of the related mortgage loans. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates. The estimated cash flow method requires a retrospective adjustment each time the FHLBank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets. The FHLBank uses nationally recognized, market-tested third party prepayment models to project estimated lives.
Pair-off fees represent a make-whole provision and are assessed when a member fails to deliver the quantity of loans committed to in the Mandatory Delivery Contracts. The FHLBank includes the pair-off fees in determining the periodic mark to market adjustment of the Mandatory Delivery Contracts, which is recorded in “Net (loss) gain on derivatives and hedging activities.”

The FHLBank bases the allowance for credit losses on management’s estimate of credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The FHLBank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. As a result of this analysis, the FHLBank has determined that each member’s obligation for losses and the mortgage insurance coverage exceeds the inherent loss in the portfolio. Accordingly, no allowance for loan losses is considered necessary.
Equipment and Leasehold Improvements. The FHLBank records equipment and leasehold improvements at cost less accumulated depreciation and amortization. The FHLBank’s accumulated depreciation and amortization was $8,317,000 and $7,004,000 at December 31, 2005 and 2004. The FHLBank computes depreciation on the straight-line method over the estimated useful lives of relevant assets ranging from three to ten years. It amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense was $1,693,000, $1,345,000, and $1,248,000 for the years ended December 31, 2005, 2004, and 2003. The FHLBank includes gains and losses on disposal of equipment and leasehold improvements in other income. The net realized gain (loss) on disposal of equipment and leasehold improvements was $(1,000), $4,000, and $(58,000) in 2005, 2004, and 2003.
Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2005 and 2004, the FHLBank had $3,910,000 and $3,001,000 in unamortized computer software costs included in FHLBank equipment and leasehold improvements. Amortization of computer software costs charged to expense was $777,000, $585,000, and $495,000 for the years ended December 31, 2005, 2004, and 2003.
Commitment Fees. The FHLBank defers commitment fees for Advances and amortizes them to interest income over the life of the Advance using the level-yield method. Refundable fees are deferred until the commitment expires or until the Advance is made. The FHLBank records commitment fees for Standby Letters of Credit as a deferred credit when it receives the fees and amortizes them using the straight-line method over the term of the Standby Letter of Credit. The FHLBank’s management believes that the likelihood of Standby Letters of Credit being drawn upon is remote based upon past experience.
Derivatives. Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are recognized on the Statement of Condition at their fair values. The FHLBank has two primary objectives when using derivatives:
1.	hedging market risk exposure; and

2.	providing intermediation between the preferences of the capital markets for the kinds of debt securities in which they want to invest and the preferences of member institutions for the kinds of Advances they want to hold and the kinds of mortgage loans they want to sell.
Each derivative is designated as one of the following:
1.	a hedge of the fair value of a recognized asset or liability (a “fair value” hedge); or

2.	a non-qualifying hedge of an asset or liability (“economic hedge”) for asset/liability management purposes.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income as “Net (loss) gain on derivatives and hedging activities.”

Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) on fair value hedges is reflected in other income as “Net (loss) gain on derivatives and hedging activities.”
Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to an asset or liability.
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, Advances, Consolidated Obligations or other financial instruments. The differentials between accruals of interest receivables and payables on economic hedges are recognized as other income.
The FHLBank may issue debt and may make Advances in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as “trading” under SFAS 115), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.
Derivatives are typically executed at the same time as the hedged Advances or Consolidated Obligations and the FHLBank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the FHLBank may designate the hedging relationship upon its commitment to disburse an Advance or trade a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLBank defines market settlement conventions for Advances to be five business days or less and for Consolidated Obligations to be thirty calendar days or less, using a next business day convention. The FHLBank records the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the FHLBank meets the criteria within SFAS 133 for applying the shortcut method (provided all the other criteria in paragraph 68 are also met).
When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on the Statement of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings using the level-yield method over the remaining life of the hedged item.
During the second quarter of 2004 and the fourth quarter of 2005, the FHLBank changed its manner of assessing effectiveness for certain highly effective hedging relationship transactions used since the adoption of SFAS 133 on January 1, 2001. See Note 2 for more information.
Mandatorily Redeemable Capital Stock. The FHLBank adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), effective as of January 1, 2004. See Note 14 for more information.
Affordable Housing Program (AHP). The Act requires each FHLBank to establish and fund an AHP (see Note 9). The FHLBank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBank issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. When the FHLBank makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLBank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. As an alternative, the FHLBank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP Advances is accreted to interest income on Advances using the level-yield method over the life of the Advance.
Prepayment Fees. The FHLBank charges a member a prepayment fee when the member prepays certain Advances before the original maturity. The FHLBank records prepayment fees, net of SFAS 133 basis adjustments included in the book value of the Advance, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income. In cases in which the FHLBank funds a new Advance concurrent with or within a short period of time of the prepayment of an existing Advance, the FHLBank evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or as a new Advance in accordance with EITF Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91).
If the new Advance qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized over the life of the modified Advance using the level-yield method. This amortization is recorded in Advance interest income. For prepaid Advances that are hedged and meet the hedge accounting requirements of SFAS 133, the FHLBank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBank funds a new Advance to a member concurrent with or within a short period of time after the prepayment of a previous Advance to that member, the FHLBank evaluates whether the new Advance qualifies as a modification of the original hedged Advance, including analysis of (i) whether the effective yield on the new Advance is at least equal to the effective yield for a comparable Advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original Advance is more than minor. If the new Advance qualifies as a modification of the original hedged Advance, the fair value gains or losses of the Advance and the prepayment fees are included in the carrying amount of the modified Advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified Advance using the level-yield method. If the modified Advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. The amortization results in offsetting amounts being recorded in net interest income and in other income as “Net (loss) gain on derivatives and hedging activities.” The basis adjustment amortization amounted to a decrease to net interest income of $1,254,000, $37,560,000 and $24,718,000 in 2005, 2004 and 2003.
If the FHLBank determines that the transaction does not qualify as a modification of an existing Advance, it is treated as an Advance termination with subsequent funding of a new Advance and the net fees are recorded in interest income as “Prepayment fees on Advances, net.”
Concessions on Consolidated Obligations. The FHLBank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of Consolidated Obligation Bonds over the terms to maturity or estimated cash flows of the Consolidated Obligation Bonds. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Unamortized Bond concessions were $24,287,000 and $24,997,000 at December 31, 2005 and 2004 and are included in other assets. Amortization of such concessions is included in Consolidated Obligation interest expense and totaled $10,125,000, $17,736,000, and $19,546,000 in 2005, 2004, and 2003.
The FHLBank charges to expense as incurred the concessions applicable to Consolidated Obligation Discount Notes because of the short maturities of these Notes. Analyses of the straight-line compared to the level-yield method have been performed by the FHLBank and the FHLBank has determined that the impact to the financial statements for each period reported, taken individually and as a whole, is not material. Such concessions are included in Consolidated Obligation interest expense and totaled $4,334,000, $3,196,000, and $2,738,000 in 2005, 2004, and 2003.

Discounts and Premiums on Consolidated Obligations. The FHLBank amortizes the discounts and premiums on Consolidated Obligation Bonds to expense using the level-yield method over the terms to maturity of the Consolidated Obligation Bonds and expenses the discounts on Consolidated Obligation Discount Notes using the straight-line method over the term of the Notes due to their short-term nature. Analyses of the straight-line compared to the level-yield method have been performed by the FHLBank and the FHLBank has determined that the impact to the financial statements for each period reported, taken individually and as a whole, is not material.
Finance Board and Office of Finance Expenses. The FHLBank is assessed for its proportionate share of the costs of operating the Finance Board, the FHLBank’s primary regulator, and the Office of Finance, which manages the sale of Consolidated Obligations. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total capital. The Office of Finance allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of Consolidated Obligations issued and percentage of Consolidated Obligations outstanding.
Other Expenses. The FHLBank classifies third party volume-related mortgage loan costs and amounts awarded under its American Dream Homeownership Challenge and New Neighbors (hurricane relief) grant funds as other expenses.
Resolution Funding Corporation (REFCORP) Assessments. Although FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to pay toward interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 10 for more information.
Estimated Fair Values. Many of the FHLBank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the FHLBank uses internal models employing significant estimates and present-value calculations when disclosing estimated fair values. Note 18 details the estimated fair values of the FHLBank’s financial instruments.
Cash Flows. In the Statements of Cash Flows, the FHLBank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.
Reclassifications. Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.
Note 2—Accounting Adjustments and Change in Accounting Principle and Recently Issued Accounting Standards and Interpretations
Accounting Adjustments. During the second quarter of 2004, the FHLBank changed the manner in which it assesses effectiveness for certain highly effective Consolidated Obligation hedging relationships. Under the FHLBank’s prior approach, the FHLBank inappropriately assumed no ineffectiveness for these hedging transactions since the Consolidated Obligation and the designated interest rate swap agreement had identical terms with the exception that the interest rate swaps used in these relationships were structured with one settlement amount under the receive side of the swap that differed from all other receive-side settlements by an amount equivalent to the concession cost associated with the Consolidated Obligation. During 2004, the FHLBank changed its method of accounting for these relationships to begin measuring effectiveness for such transactions during each reporting period.
The FHLBank assessed the impact of this change on all prior annual periods since the adoption of SFAS 133 on January 1, 2001, and all prior quarterly periods for 2004 and 2003, and determined that had the FHLBank applied the revised long-haul fair value approach since January 1, 2001 it would not have had a material impact on the results of operations or financial condition of the FHLBank for any of these prior reporting periods. The FHLBank recorded a decrease of $0.5 million to income before assessments and a decrease of $0.4 million to net income in the second quarter of 2004. This amount included a reduction of $0.3 million to net income related to periods prior to January 1, 2004, and reflected the accounting as if the FHLBank had employed the new approach from the date of adoption of SFAS 133 until its implementation.
Effective October 1, 2005, the FHLBank corrected the manner in which it assesses effectiveness for its Convertible Rate Advance hedging relationships to the long-haul fair value hedge method. Under the FHLBank’s prior approach, the FHLBank inappropriately assumed no ineffectiveness for these hedging transactions since the Convertible Rate Advance and the designated interest rate swap had identical terms with the exception that a variable rate Advance is offered to the Member upon exercise of the conversion option. The FHLBank analyzed the impact of this correction on all prior periods since the adoption of SFAS 133 on January 1, 2001, and all prior quarterly periods for 2005, 2004, and 2003 and determined that had the FHLBank applied the revised long-haul fair value hedge approach since January 1, 2001 it would not have had a material impact on the results of operations or financial condition of the FHLBank for any of these reporting periods. Effective October 1, 2005, the FHLBank recorded the cumulative effect adjustment, an increase of $2.3 million to income before assessments and an increase of $1.7 million to net income. This amount included an increase of $2.1 million to net income related to periods prior to January 1, 2005, and reflected the accounting as if the FHLBank had employed the new approach from the date of adoption of SFAS 133 until its implementation.
FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. On November 3, 2005 the FASB issued FSP 115-1 and 124-1 which “addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.” This FSP becomes effective for periods beginning after December 15, 2005. The management of the FHLBank does not expect the FSP to have a material impact on its results of operations or financial condition at the time of adoption.
SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). In May 2005, the FASB issued SFAS 154, effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The FHLBank does not expect the new rules to have a material impact on its results of operation or financial condition at the time of adoption.
DIG Issue B38 and DIG Issue B39. On June 30, 2005, the FASB issued Derivatives Implementation Group (“DIG”) Issue B38, “Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” and DIG Issue B39, "Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor.” DIG Issue B38 addresses an application issue when applying SFAS 133, paragraph 12(c) to a put option or call option (including a prepayment option) embedded in a debt instrument. DIG Issue B39 addresses the conditions in SFAS 133, paragraph 13(b) as they relate to whether an embedded call option in a hybrid instrument containing a host contract is clearly and closely related to the host contract if the right to accelerate the settlement of debt is exercisable only by the debtor. DIG Issues B38 and B39 become effective for periods beginning after December 15, 2005. The FHLBank does not expect DIG Issues B38 and B39 to have a material impact on its results of operations or financial condition at the time of adoption.
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140 (SFAS 155). On February 16, 2006, the FASB issued SFAS 155, which resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities a replacement of FASB Statement 125 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption allowed. The management of the FHLBank has not yet determined the effect that the implementation of SFAS 155 will have on its results of operations or financial condition.
Note 3—Cash and Due from Banks
Compensating Balances. The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average compensating balances for the years ended December 31, 2005 and 2004 were approximately $228,000 and $297,000.
In addition, the FHLBank maintained average required clearing balances with various Federal Reserve Banks and branches of approximately $1,000,000 for the years ended December 31, 2005 and 2004. These are required clearing balances that represent an average balance required to be maintained over each 14-day cycle and contain no legal restrictions on the withdrawal of the funds. The FHLBank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $264,000 and $9,539,000 as of December 31, 2005 and 2004. The FHLBank includes member reserve balances in “Other liabilities” on the Statements of Condition.
Note 4—Securities Purchased Under Agreements to Resell
The FHLBank has entered into purchases of securities purchased under agreements to resell those securities. These amounts represent short-term loans and are assets in the Statement of Condition. One of the Federal Reserve Banks holds the securities purchased under agreements to resell in safekeeping in the name of the FHLBank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or the dollar value of the resale agreement will be decreased accordingly.
Note 5—Trading Securities
Major Security Types. Trading securities as of December 31 were as follows (in thousands):

	2005	2004
Mortgage-backed securities:
U.S. agency obligations — guaranteed	$6,187	$8,463

Prior to the effective date for SFAS 133, the FHLBank had purchased two mortgage-backed securities and effectively removed the embedded caps and floors by executing interest rate swaps. The provisions of SFAS 133 allowed for a transition redesignation of the mortgage-backed securities from held-to-maturity to trading. The FHLBank did redesignate the hedged mortgage-backed securities from held-to-maturity to trading in order that the changes in fair value of both the mortgage-backed securities and the interest rate swaps would result in a relatively offsetting impact to other income that reflected the economics of these transactions. Both interest rate swaps matured during 2005. The FHLBank has not executed replacement interest rate swaps to continue to economically hedge the two mortgage-backed securities due to their relatively small size at this point in their life cycle (par amounts having been reduced through the normal payment amortization process to approximately $6.1 million, or just over 3 percent of original par).

The FHLBank has never purchased mortgage-backed securities that represent loans purchased from its members or from other FHLBanks and therefore the above balances do not include any such purchases.
Net loss on trading securities for the years ended December 31, 2005, 2004, and 2003 included a change in net unrealized holding loss (in thousands) of $35, $33, and $415 for securities held on December 31, 2005, 2004, and 2003.
Note 6—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$1,149,389	$1,895	$(13)	$1,151,271

Available-for-sale securities as of December 31, 2004 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$910,682	$—	$(90)	$910,592

All securities outstanding with gross unrealized losses at December 31, 2005 and 2004 were short-term securities with terms of less than 12 months.
The FHLBank reviewed its available-for-sale securities and has determined that all unrealized losses reflected above are temporary, based on the creditworthiness of the issuers and the underlying collateral.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2005		2004
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$1,149,389	$1,151,271	$910,682	$910,592

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale at December 31 (in thousands):

	2005	2004
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$1,149,389	$910,682

Gains and Losses. There were no gross gains (in thousands) and gross losses (in thousands) of $0, $3, and $0 were realized on sales of available-for-sale securities for the years ended December 31, 2005, 2004, and 2003.

Note 7—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
State or local housing agency obligations	$31,070	$743	$—	$31,813

Mortgage-backed securities:
Government-sponsored enterprises	11,713,941	5,551	(249,850)	11,469,642
U.S. agency obligations – guaranteed	45,417	—	(703)	44,714
Other	481,093	—	(9,778)	471,315

Total mortgage-backed securities	12,240,451	5,551	(260,331)	11,985,671

Total	$12,271,521	$6,294	$(260,331)	$12,017,484

Held-to-maturity securities as of December 31, 2004 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
State or local housing agency obligations	$37,585	$968	$—	$38,553

Mortgage-backed securities:
Government-sponsored enterprises	10,979,887	54,252	(47,577)	10,986,562
U.S. agency obligations – guaranteed	93,224	766	—	93,990
Other	601,146	154	(672)	600,628

Total mortgage-backed securities	11,674,257	55,172	(48,249)	11,681,180

Total	$11,711,842	$56,140	$(48,249)	$11,719,733

The FHLBank has never purchased mortgage-backed securities that represent loans purchased from its members or from other FHLBanks and therefore the above balances do not include any such purchases.
The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Government-sponsored enterprises	$6,584,919	$(117,844)	$3,680,584	$(132,006)	$10,265,503	$(249,850)
U.S. agency obligations – guaranteed	44,714	(703)	—	—	44,714	(703)
Other	364,981	(6,600)	106,334	(3,178)	471,315	(9,778)

Total temporarily impaired	$6,994,614	$(125,147)	$3,786,918	$(135,184)	$10,781,532	$(260,331)

The FHLBank reviewed its held-to-maturity securities and has determined that all unrealized losses reflected above are temporary, based on the creditworthiness of the issuers and the underlying collateral. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.

The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2004. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Government-sponsored enterprises	$3,695,792	$(20,328)	$1,384,865	$(27,249)	$5,080,657	$(47,577)
Other	456,234	(672)	—	—	456,234	(672)

Total temporarily impaired	$4,152,026	$(21,000)	$1,384,865	$(27,249)	$5,536,891	$(48,249)

The FHLBank sold certain mortgage-backed securities out of its held-to-maturity portfolio in 2003 that had less than 15 percent of the acquired principal outstanding. In accordance with GAAP, such sales are considered as maturities for purposes of security classification. The FHLBank recognized a gain (in thousands) of $4,571 in other income on the sale of these securities.
Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2005		2004
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$1,500	$1,503	$2,325	$2,383
Due after ten years	29,570	30,310	35,260	36,170

Total other	31,070	31,813	37,585	38,553

Mortgage-backed securities:
Government-sponsored enterprises	11,713,941	11,469,642	10,979,887	10,986,562
Agency	45,417	44,714	93,224	93,990
Other	481,093	471,315	601,146	600,628

Total mortgage-backed securities	12,240,451	11,985,671	11,674,257	11,681,180

Total	$12,271,521	$12,017,484	$11,711,842	$11,719,733

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net premiums (in thousands) of $7,029 and $23,227 at December 31, 2005 and 2004.

Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at December 31 (in thousands):

	2005	2004
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$27,170	$33,525
Variable-rate	3,900	4,060

Total other	31,070	37,585

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	5,786,915	5,033,336
Collateralized mortgage obligations:
Fixed-rate	6,449,032	6,632,141
Variable-rate	4,504	8,780

Total mortgage-backed securities	12,240,451	11,674,257

Total	$12,271,521	$11,711,842

Note 8—Advances
Redemption Terms. At December 31, 2005 and 2004, the FHLBank had Advances outstanding, including AHP Advances (see Note 9), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances.

	2005		2004
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Overdrawn demand deposit accounts	$1,785	4.54	$627	2.67

2005			13,198,436	2.44
2006	10,862,185	4.10	4,336,969	2.75
2007	7,784,494	4.31	6,123,014	2.54
2008	4,667,045	4.47	2,876,750	3.40
2009	5,736,701	4.49	5,514,328	2.92
2010	5,002,229	4.82	3,270,267	3.99
Thereafter	6,102,638	4.43	5,598,853	4.33

Total par value	40,157,077	4.38	40,919,244	3.00

Commitment fees	(2,438)		(2,906)
Discount on AHP Advances	(30,301)		(27,430)
Discount on Advances	(1,815)		(3,027)
SFAS 133 hedging adjustments	139,100		415,061

Total	$40,261,623		$41,300,942

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2005 and 2004, the FHLBank had callable Advances (in thousands) of $17,967,510 and $14,193,557.

The following table summarizes Advances at December 31 by year of maturity or next call date for callable Advances (in thousands):

Year of Maturity or Next Call	2005	2004
Overdrawn demand deposit accounts	$1,785	$627

2005		28,099,059
2006	27,849,879	1,816,444
2007	1,996,603	975,371
2008	1,577,159	1,452,863
2009	1,454,222	1,478,849
2010	1,873,333	1,641,371
Thereafter	5,404,096	5,454,660

Total par value	$40,157,077	$40,919,244

Through December 2005, the FHLBank offered convertible Advances. With a convertible Advance, the FHLBank purchases an option from the member that allows the FHLBank to convert the interest rate from fixed to floating by terminating the fixed Advance, which the FHLBank normally would exercise when interest rates increase, and offering a floating rate Advance. At December 31, 2005 and 2004, the FHLBank had convertible Advances outstanding totaling (in thousands) $6,793,700 and $7,395,200.
The following table summarizes Advances at December 31 by year of maturity or next convert date for convertible Advances (in thousands):

Year of Maturity or Next Convert Date	2005	2004
Overdrawn demand deposit accounts	$1,785	$627

2005		19,545,636
2006	17,074,385	4,595,969
2007	7,915,994	6,244,514
2008	4,053,545	2,118,250
2009	4,844,001	4,536,628
2010	3,483,229	1,756,267
Thereafter	2,784,138	2,121,353

Total par value	$40,157,077	$40,919,244

The FHLBank also offers Advances with a prepayment option based on the 12-month average prepayment speed on a Freddie Mac or Fannie Mae mortgage-backed security with a similar coupon rate and term (Mortgage Matched Advances). During each 12-month period beginning with the date of disbursement, the borrower has the option of making one partial payment of principal without incurring a prepayment fee. At December 31, 2005 and 2004, the FHLBank had (in thousands) $412,958 and $392,220 of Advances with such coupons which are included in the above tables by original maturity date.
Security Terms. The FHLBank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Act. The Act requires the FHLBank to obtain sufficient collateral on Advances to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits, member capital stock in the FHLBank, and other eligible real estate-related assets as collateral on such Advances. Community Financial Institutions (CFIs) are eligible under expanded statutory collateral rules to use secured small business, small farm, and small agricultural loans, and securities representing a whole interest in such secured loans. As additional security, the FHLBank has a statutory lien on each borrower’s capital in the FHLBank. At December 31, 2005 and 2004, the FHLBank had rights to collateral with an estimated value greater than outstanding Advances of more than $150 billion and $140 billion, respectively. On the basis of the financial condition of the member (or borrower), the type of security agreement, and other factors, the

FHLBank imposes one of two requirements to protect the collateral secured:
1.	it allows a member (or borrower) to retain possession of the collateral assigned to the FHLBank, if the member (or borrower) executes a written security agreement and agrees to hold such collateral for the benefit of the FHLBank; or

2.	it requires the member (or borrower) specifically to assign or place physical possession of such collateral with the FHLBank or a third party custodian approved by the FHLBank.
Beyond these provisions, Section 10(e) of the Act affords any security interest granted by a member (or borrower) to the FHLBank priority over the claims or rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests.
Credit Risk. While the FHLBank has never experienced a credit loss on an Advance to a member, the expanded collateral available to CFIs provides the potential for additional credit risk for the FHLBank. The management of the FHLBank has adopted policies and procedures that it believes enable it to appropriately manage this credit risk. Accordingly, the FHLBank has not provided any allowances for losses on these Advances.
The FHLBank’s potential credit risk from Advances is concentrated in commercial banks and savings institutions. As of December 31, 2005, the FHLBank had Advances of $9.9 billion to one member and as of December 31, 2004 had Advances aggregating $12.9 billion outstanding to two member institutions, representing 25 percent and 32 percent, respectively, of total Advances outstanding. The income from Advances to member institutions holding 10 percent or more of total Advances at December 31, 2005, 2004 and 2003 amounted to $322.8 million, $347.5 million and $675.2 million during 2005, 2004, and 2003. The FHLBank held sufficient collateral to cover the Advances to these institutions, and the FHLBank does not expect to incur any credit losses on these Advances.
The following table shows Advance balances at December 31 to members holding 10 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2005		2004
	Principal	% of Total	Principal	% of Total
Charter One Bank, N.A.	$9,876	25%	$8,527	21%

Fifth Third Bank (1)			4,345	11

Total			$12,872	32%

(1)	Fifth Third Bank’s Advance balance (in millions) was $3,045, or 8% of total Advances, at December 31, 2005.
Interest Rate Payment Terms. The following table details Advances by interest rate payment type at December 31 (in thousands):

	2005	2004
Par amount of Advances:
Fixed-rate	$20,159,567	$21,995,687
Variable-rate	19,997,510	18,923,557

Total	$40,157,077	$40,919,244

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $337, $609,894 and $131,935 for the years ended December 31, 2005, 2004, and 2003.
Note 9—Affordable Housing Program (AHP)
Section 10(j) of the Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory net income. Regulatory net income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the AHP assessment, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues this expense monthly based on its income. The FHLBank reduces the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 10.
If the FHLBank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date regulatory income. If the FHLBank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a regulatory loss for a full year, the FHLBank would have no obligation to the AHP for the year except in the following circumstance. If the result of the aggregate 10 percent calculation described above is less than $100 million for all 12 FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The pro ration would be made on the basis of the income of the FHLBanks for the previous year.
There was no shortfall in either 2005 or 2004. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $159,954 and $144,678 at December 31, 2005 and 2004. An analysis of the AHP liability for the years ended December 31 follows (in thousands):

	2005	2004
Balance at beginning of year	$88,919	$85,632
Expense	25,890	25,377
Subsidy uses, net	(23,774)	(22,090)

Balance at end of year	$91,035	$88,919

Note 10—Resolution Funding Corporation (REFCORP)
Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 9. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP to the Resolution Funding Corporation, which then performs the calculations for each quarter end.
The FHLBanks will continue to be obligated for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board in consultation with the Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.
The Finance Board is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.
The FHLBanks’ aggregate payments through 2005 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the fourth quarter of 2017. The FHLBanks’ aggregate payments through 2005 have satisfied $44.7 million of the $75 million scheduled payment for the fourth quarter of 2017 and all scheduled payments thereafter. This date assumes that all $300 million annual payments required after December 31, 2005 will be made.
The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid directly to the Department of Treasury.
Note 11—Mortgage Loans Held for Portfolio
The Mortgage Purchase Program involves the investment by the FHLBank in mortgage loans that are purchased from its participating members. The total mortgage loans held for portfolio represent loans under the Mortgage Purchase Program whereby the FHLBank’s members originate, service, and credit enhance home mortgage loans that are then sold to the FHLBank. Those members participating in the servicing-released program do not service the loans owned by the FHLBank. The servicing on these loans was sold concurrently to a designated mortgage service provider. The following table presents information as of December 31 on mortgage loans held for portfolio (in thousands):

	2005	2004
Real Estate:
Fixed medium-term single-family mortgages (1)	$1,615,684	$1,826,808
Fixed long-term single-family mortgages	6,708,630	6,444,878
Premiums	114,014	121,048
Discounts	(6,853)	(7,277)
SFAS 133 unamortized market adjustments	(13,336)	(14,962)

Total	$8,418,139	$8,370,495

(1)	Medium-term is defined as a term of 15 years or less.
The par value (in thousands) of mortgage loans held for portfolio outstanding at December 31, 2005 and 2004 was comprised of government-insured loans (FHA) totaling $1,898,524 and $2,414,684 and conventional loans totaling $6,425,790 and $5,857,002, respectively. The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the LRA (see Note 1) in addition to the associated property as collateral. The FHLBank has experienced no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The following table presents changes in the Lender Risk Account for the years ended December 31 (in thousands):

	2005	2004
Lender Risk Account at beginning of year	$37,243	$30,265
Additions	5,324	7,054
Claims	(95)	(55)
Scheduled distributions	—	(21)

Lender Risk Account at end of year	$42,472	$37,243

The FHLBank had no nonaccrual loans at December 31, 2005 and 2004.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At December 31, 2005 and 2004, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at December 31 to members supplying 10 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2005		2004
	Principal	% of Total	Principal	% of Total
National City Bank	$4,530	54%	$4,349	53%
Union Savings Bank	2,207	27	2,257	27

Total	$6,737	81%	$6,606	80%

Note 12—Deposits
The FHLBank offers demand and overnight deposits for members and qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit in the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans; the FHLBank classifies these items as “Other deposits” on the Statements of Condition.
Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are classified as deposits on the accompanying financial statements. The compensating balances held by the FHLBank averaged (in thousands) $39,361 and $119,116 during 2005 and 2004.
Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2005, 2004, and 2003 were 2.92 percent, 1.05 percent, and 0.94 percent.
Note 13—Consolidated Obligations
Consolidated Obligations are the joint and several obligations of the FHLBanks and consist of Consolidated Bonds and Discount Notes. The FHLBanks issue Consolidated Obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of Consolidated Obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated Bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
Although the FHLBank is primarily liable for its portion of Consolidated Obligations (i.e., those issued on its behalf), the FHLBank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a Consolidated Obligation on behalf of another FHLBank that is primarily liable for such Consolidated Obligation, Finance Board Regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that the non-complying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
The par amounts of the 12 FHLBanks’ outstanding Consolidated Obligations were approximately $937.5 billion and $869.2 billion at December 31, 2005 and 2004. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.
To provide the holders of Consolidated Obligations issued before January 29, 1993 (prior bondholders) the protection equivalent to that provided under a previous leverage limit of 12 times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets [Special Asset Account (SAA)] if capital stock is less than 8.33 percent of Consolidated Obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement.
At December 31, 2005 and 2004, the FHLBanks’ regulatory capital stock was 4.6 percent and 4.7 percent of the par value of Consolidated Obligations outstanding, and the required minimum pledged asset balance was approximately $110,000 and $219,000. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below two percent. As of December 31, 2005 and 2004 no FHLBank had a capital-to-assets ratio less than two percent; therefore no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation, as the ratio has never fallen below two percent.
General Terms. Consolidated Obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use London Interbank Offered Rate (LIBOR) bond indices for interest rate resets. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate bonds and variable-rate bonds may contain additional features, which may result in complex coupon payment terms and call options. When such Consolidated Obligations are issued, the FHLBank enters into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.
These Consolidated Obligations, beyond having fixed-rate or simple variable-rate interest payment terms, may also have the following broad terms regarding principal repayment terms:
     Optional Principal Redemption Bonds (callable bonds) that the FHLBank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type at December 31 (in thousands):

	2005	2004
Par value of Consolidated Bonds:
Fixed-rate	$51,096,155	$49,950,055
Variable-rate	2,770,188	2,030,000

Total par value	$53,866,343	$51,980,055

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at December 31 by year of maturity (dollars in thousands):

	2005		2004
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
2005			$13,827,055	2.43
2006	$17,845,188	3.22	14,615,000	2.91
2007	13,823,625	3.65	8,433,000	3.43
2008	6,898,000	4.03	3,408,000	3.58
2009	3,615,000	4.19	2,990,000	4.14
2010	3,079,000	4.43	2,037,000	4.40
Thereafter	8,605,530	4.81	6,670,000	4.82

Total par value	53,866,343	3.82	51,980,055	3.28

Bond premiums	37,662		54,775
Bond discounts	(57,390)		(61,423)
Deferred net loss on terminated hedges	119		—
SFAS 133 hedging adjustments	(326,455)		(155,062)

Total	$53,520,279		$51,818,345

Consolidated Bonds outstanding at December 31, 2005 and 2004 include callable bonds totaling (in thousands) $19,493,188 and $22,124,000. The FHLBank uses fixed-rate callable debt to finance callable Advances (see Note 8), mortgage loans held for portfolio, and mortgage-backed securities. Simultaneous with such a debt issue, the FHLBank may also enter into an interest-rate swap (in which the FHLBank pays variable, and receives fixed, interest) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allows the FHLBank to provide members attractively priced variable-rate Advances. The FHLBank’s Consolidated Bonds outstanding at December 31 included (in thousands):

	2005	2004
Par amount of Consolidated Bonds:
Non-callable	$34,373,155	$29,856,055
Callable	19,493,188	22,124,000

Total par value	$53,866,343	$51,980,055

The following table summarizes Consolidated Bonds outstanding at December 31 by year of maturity or next call date (in thousands):

Year of Maturity or Next Call Date	2005	2004
2005		$28,956,055
2006	$32,028,188	10,400,000
2007	9,820,625	4,859,000
2008	4,233,000	2,013,000
2009	1,995,000	1,715,000
2010	2,174,000	1,422,000
Thereafter	3,615,530	2,615,000

Total par value	$53,866,343	$51,980,055

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate
December 31, 2005	$17,577,416	$17,634,170	4.12%

December 31, 2004	$18,632,320	$18,659,549	2.12%

The Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase Consolidated Obligations of the FHLBanks aggregating not more than $4 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There have never been any such purchases by the U.S. Treasury.
Note 14-Capital
The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a Capital Plan and to convert to a new capital structure. The FHLBank converted to its new capital structure on December 30, 2002. The conversion was considered a capital transaction and was accounted for at par value.
The FHLBank is subject to three capital requirements under its Capital Plan. First, the FHLBank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk capital requirement, its market risk capital requirement, and its operations risk capital requirement, calculated in accordance with FHLBank policy and the rules and regulations of the Finance Board. The Finance Board may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. In addition, the FHLBank is required to maintain at least a four percent total capital-to-assets ratio and at least a five percent leverage ratio at all times. The leverage ratio is defined as the sum of permanent capital weighted 1.5 times and nonpermanent capital weighted 1.0 time divided by total assets. Mandatorily redeemable capital stock is considered capital for determining the FHLBank’s compliance with its regulatory requirements.
The following table shows the FHLBank’s compliance with the Finance Board’s capital requirements at December 31 (dollars in thousands):

	2005		2004
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$578,802	$4,129,647	$638,620	$4,001,736
Total capital-to-assets ratio	4.00%	5.35%	4.00%	5.23%
Total regulatory capital	$3,087,194	$4,129,647	$3,063,061	$4,001,736
Leverage capital-to-assets ratio	5.00%	8.03%	5.00%	7.84%
Leverage capital	$3,858,993	$6,194,471	$3,828,826	$6,002,604
The FHLBank currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock is issued to meet membership and activity stock purchase requirements. Membership stock is required to become a member of and maintain membership in the FHLBank. The membership stock requirement is based upon a percentage of the member’s total assets, currently determined within a range from 0.03 percent to 0.15 percent that varies inversely to total assets. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLBank.
Mission Asset Activity includes Advances, funds and rate Advance commitments, and Mortgage Purchase Program activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain a Class B stock balance at least equal to the minimum activity allocation percentage, which currently is zero percent of Mission Asset Activity for Mortgage Purchase Program and two percent of Mission Asset Activity for all other Mission Asset Activity. If a member owns more than the maximum activity allocation percentage, which currently is four percent of Mission Asset Activity, the additional stock is that member’s excess stock. The FHLBank’s unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a dividend, and shares subject to redemption and withdrawal notices. The FHLBank’s excess stock may normally be used by members to support a portion of their activity requirement as long as those members maintain their minimum activity stock allocation percentage.
Class B stock can be redeemed by giving five years’ written notice. The FHLBank may also repurchase the excess stock of any shareholder with no less than five calendar days’ prior written notice. When the FHLBank repurchases capital stock, it must first repurchase shares for which a redemption or withdrawal notice’s five-year redemption period or withdrawal period has expired. Since December 30, 2002, when the new capital structure was implemented, the FHLBank has repurchased, at its discretion, all member shares subject to outstanding redemption notice prior to the expiration of the five-year redemption notice period.
The FHLBank’s retained earnings are owned proportionately by the current holders of Class B stock. The holders’ interest in the retained earnings is realized at the time the FHLBank periodically declares dividends or at such time as the FHLBank is liquidated. The FHLBank’s Board of Directors may declare and pay dividends out of previously retained earnings and current earnings in either cash or capital stock.
Mandatorily Redeemable Capital Stock. The FHLBank adopted SFAS 150 based on the characteristics of the FHLBank’s stock, SFAS 150’s definition of a nonpublic entity, and the definition of an SEC registrant in FASB Staff Position No. SFAS 150-3 (FSP 150-3). The FHLBank is a cooperative whose member financial institutions own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. Also, the FHLBank does not have equity securities that trade in a public market, future filings with the SEC are not in anticipation of the sale of equity securities in a public market as the FHLBank is prohibited by law from doing so, and the FHLBank is not controlled by an entity that has equity securities traded or contemplated to be traded in a public market. Therefore, the FHLBank is a nonpublic entity based on the definition of SFAS 150. In addition, although the FHLBank is a nonpublic entity, the FHLBanks issue Consolidated Obligations that are traded in the public market. Based on this factor, the FHLBank adopted SFAS 150 as of January 1, 2004, as a nonpublic SEC registrant.
In compliance with SFAS 150, the FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member submits a written redemption request or withdrawal notice, or when the member attains non-member status by merger or acquisition, charter termination, or involuntary termination of membership, since the shares of capital stock then meet the definition of a mandatorily redeemable financial instrument. A member may cancel or revoke its written redemption request or its withdrawal from membership notice prior to the end of the five-year redemption period. Under the FHLBank’s Capital Plan, there is a five calendar day “grace period” for revocation of a redemption request and a 30 calendar day “grace period” for revocation of a withdrawal notice during which the member may cancel the redemption request or withdrawal notice without a penalty or fee. The cancellation fee after the “grace period” is currently two percent of the requested amount in the first year and increases one percent a year until it reaches a maximum of six percent in the fifth year. The cancellation fee can be waived by the FHLBank’s Board of Directors for a bona fide business purpose.
Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statement of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statement of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank reclassifies mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
On January 1, 2004, the FHLBank reclassified (in thousands) $29,825 of its outstanding capital stock to “mandatorily redeemable capital stock” in the liability section of the Statements of Condition. Upon adoption, the FHLBank also recorded estimated dividends earned as a part of the carrying value of the mandatorily redeemable capital stock. Since the FHLBank pays dividends on the last day of the quarter, the difference between the prior carrying amount and the mandatorily redeemable capital stock was zero; therefore a cumulative effect of a change in accounting principle was not required to be reported in the Statements of Income. For the years ended December 31, 2005 and 2004, dividends on mandatorily redeemable capital stock in the amount (in thousands) of $13,335 and $1,350 were recorded as interest expense.
At December 31, 2005 and 2004, the FHLBank had (in thousands) $418,381 and $34,344 in capital stock, from 17 and 12 former members, respectively, classified as mandatorily redeemable capital stock in the Statements of Condition in accordance with SFAS 150.
The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31 (in thousands). Consistent with the Capital Plan currently in effect, the FHLBank is not required to redeem membership stock until five years after either (i) the membership is terminated or (ii) the FHLBank receives notice of withdrawal. The FHLBank is not required to redeem or repurchase activity-based stock until the later of the expiration of the notice of redemption or until the activity no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the FHLBank may repurchase such shares, in its sole discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed below.

Contractual Year of Repurchase	2005	2004
2005		$—
2006	$—	—
2007	21,011	21,011
2008	1,819	1,819
2009	11,114	11,514
2010	384,437	—

Total par value	$418,381	$34,344

The FHLBank’s activity for mandatorily redeemable capital stock was as follows in 2005 and 2004 (in thousands).

	2005	2004
Balance, beginning of year	$34,344	$—
Capital stock subject to mandatory redemption reclassified from equity on adoption of SFAS 150	—	29,825
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	369,182	25,349
Other redemptions	128,072	32,284
Capital stock previously subject to mandatory redemption reclassified to equity:
Other redemptions	—	(384)
Redemption of mandatorily redeemable capital stock:
Withdrawals	(1,433)	(53,907)
Other redemptions	(128,072)	—
Stock dividend classified as mandatorily redeemable	16,288	1,177

Balance, end of year	$418,381	$34,344

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the GLB Act, each class of FHLBank stock is putable by the member. There are significant statutory and regulatory restrictions on the FHLBank’s obligation or right to redeem outstanding stock.
▪	The FHLBank may not redeem any capital stock if, following such redemption, the FHLBank would fail to satisfy its minimum capital requirements (i.e., the statutory capital-to-assets ratio established by the GLB Act and the regulatory risk-based capital-to-assets ratio established by the Finance Board). By law, no FHLBank stock may be redeemed if the FHLBank becomes undercapitalized.

▪	The FHLBank may not redeem any capital stock if either its Board of Directors or the Finance Board determines that the FHLBank has incurred or is likely to incur losses resulting or expected to result in a charge against capital.
If the FHLBank is liquidated, after payment in full to the FHLBank’s creditors, the FHLBank’s stockholders will be entitled to receive the par value of their capital stock as well as any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation of the FHLBank, the Board of Directors shall determine the rights and preferences of the FHLBank’s stockholders, subject to any terms and conditions imposed by the Finance Board.
Additionally, the FHLBank may not redeem or repurchase shares of stock from any member of the FHLBank if (1) the principal or interest on any Consolidated Obligation issued on behalf of the FHLBank is not paid in full when due; (2) the FHLBank fails to certify in writing to the Finance Board that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations; (3) the FHLBank notifies the Finance Board that it cannot provide the foregoing certification, projects it will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of its current obligations; or (4) the FHLBank actually fails to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or enters or negotiates to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations.

Capital Concentration The following table presents holdings of 10 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at December 31 and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2005		2004
	Balance	% of Total	Balance	% of Total
Charter One Bank, N.A.	$549	14%	$645	17%
U. S. Bank, N.A.	496	13	472	12

Total	$1,045	27%	$1,117	29%

Note 15-Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan, formerly known as the Financial Institutions Retirement Fund), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. The FHLBank’s contributions to the Pentegra Defined Benefit Plan through June 30, 1987 represented the normal cost of the plan. The plan reached the full-funding limitation, as defined by the Employee Retirement Income Security Act, for the plan year beginning July 1, 1987 because of favorable investment and other actuarial experience during previous years. As a result, the Pentegra Defined Benefit Plan suspended employer contributions for all plan years ending after June 30, 1987 through 2002. Contributions to the plan resumed in 2003. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $2,969,000, $1,982,000 and $767,000 in 2005, 2004 and 2003. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBank are not made.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan, formerly known as the Financial Institutions Thrift Plan. The FHLBank contributes a percentage of participants’ compensation and makes a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $489,000, $451,000, and $413,000 in the years ended December 31, 2005, 2004, and 2003.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan that restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) were it not for legal limitations on such benefits. The FHLBank also sponsors a fully insured retirement benefits program that includes health care and life insurance benefits for eligible retirees. Future retirees are eligible if hired prior to August 1, 1990, are age 55 or older, and their age plus years of continuous service at retirement are greater than or equal to 80. Spouses are covered subject to required contributions. There are no funded plan assets that have been designated to provide benefits from either the BEP or the postretirement health benefit plan.

The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above plus the related earnings. The FHLBank contributed $345,000, $334,000, and $313,000 in the years ended December 31, 2005, 2004, and 2003. The obligations and funding status of the defined benefit feature of the FHLBank’s BEP and postretirement health benefit plan at December 31 were as follows (in thousands):

			Postretirement
			Health Benefit
	BEP		Plan
	2005	2004	2005	2004
Change in benefit obligation (1):
Benefit obligation at beginning of year	$13,679	$12,685	$3,078	$2,696
Service cost	281	210	49	38
Interest cost	806	798	173	171
Change in assumptions	432	819	—	305
Actuarial loss	748	—	13	16
Benefits paid	(833)	(833)	(152)	(148)

Benefit obligation at end of year	15,113	13,679	3,161	3,078

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	833	833	152	148
Benefits paid	(833)	(833)	(152)	(148)

Fair value of plan assets at end of year	—	—	—	—

Funded status	(15,113)	(13,679)	(3,161)	(3,078)
Unrecognized net actuarial loss	5,834	5,974	362	351
Unrecognized prior service benefit	(107)	(214)	—	—

Net amount recognized	$(9,386)	$(7,919)	$(2,799)	$(2,727)

(1)	Represents projected benefit obligation and accumulated postretirement benefit obligation for the BEP and postretirement health benefit plan, respectively.
Amounts recognized in the Statements of Condition for the defined benefit feature of the BEP at December 31 were (in thousands):

	2005	2004
Accrued benefit liability (accumulated benefit obligation)	$(13,472)	$(12,058)
Accumulated other comprehensive loss	(4,086)	(4,139)

Net amount recognized	$(9,386)	$(7,919)

Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement health plan for the years ended December 31 were (in thousands):

				Postretirement
				Health Benefit
	BEP			Plan
	2005	2004	2003	2005	2004	2003
Service cost	$281	$210	$175	$49	$38	$38
Interest cost	806	798	785	173	171	174
Amortization of unrecognized prior service benefit	(107)	(107)	(107)	—	—	—
Amortization of unrecognized net loss	1,320	971	979	2	—	—

Net periodic benefit cost	$2,300	$1,872	$1,832	$224	$209	$212

The measurement date used to determine current year’s benefit obligation was December 31, 2005.
The increase (decrease) in the minimum liability included in other comprehensive income for the defined benefit component of the BEP was (in thousands) $53, $(417), and $(2,152) for the years ended December 31, 2005, 2004 and 2003. Key assumptions and other information for the actuarial calculations for the BEP for the years ended

December 31, 2005, 2004, and 2003 were (dollars in thousands):

	2005	2004	2003
Discount rate	5.50%	5.75%	6.50%
Salary increases	4.50%	4.50%	4.50%
Amortization period	4 years	5 years	5 years
Benefits paid during the year	$833	$833	$1,046
     Key assumptions and other information for the postretirement health benefit plan for the years ended December 31, 2005, 2004 and 2003 were:

	2005	2004	2003
Discount rate	5.75%	6.50%	7.00%
Weighted average discount rate at the end of the year	5.75%	5.75%	6.50%
Health care cost trend rates:
Assumed for next year	8.00%	8.50%	9.00%
Ultimate rate	5.25%	5.25%	5.25%
Year that ultimate rate is reached	2014	2014	2014
The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $44,000 and in accumulated postretirement benefit obligation (APBO) of $557,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $34,000 and in APBO of $443,000.
The discount rates for the disclosures as of December 31, 2005 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan’s census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments are determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2005, and solving for the single discount rate that produces the same present value.
Contributions for the defined benefit feature of the BEP and postretirement health plan in 2006 are anticipated to be approximately (in thousands) $929 and $145, respectively. Estimated future benefits payments reflecting expected future services for the years ended after December 31, 2005 were (in thousands):

Years	BEP	Postretirement
2006	$929	$145
2007	981	153
2008	1,036	158
2009	971	159
2010	1,028	170
Years 2011 - 2015	6,139	927
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. In May 2004, the FASB issued Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting and disclosures for the effects of federal subsidy provided by the Medicare Act. The FHLBank’s disclosures regarding the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect any amount associated with the federal subsidy despite the fact that the FHLBank has concluded that the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Act.

Note 16—Segment Information
The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank’s two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk management, and operational administration. The segments identify the primary ways the FHLBank provides services to member stockholders. The FHLBank, as an interest rate spread manager, considers a segment’s net interest income, net interest rate spread and, ultimately, net income as the key factors in allocating resources. Resource allocation decisions are made by considering these profitability measures in the context of the historical, current and expected risk profile of each segment and the entire balance sheet, as well as current incremental profitability measures relative to the incremental market risk profile.
Overall financial performance, which includes funding, market risk exposure, earnings volatility and dividend return, is dynamically managed primarily at the level of, and within the context of, the entire balance sheet rather than at the level of individual business segments or product lines. Also, the FHLBank hedges specific asset purchases and specific subportfolios in the context of the entire mortgage asset portfolio and the entire balance sheet. Under this holistic approach, the market risk/return profile of each business segment does not correspond, in general, to the performance that each segment would generate if it were completely managed on a separate basis. It also is not possible, given this approach, to accurately determine what the performance would be if the two business segments were managed on stand-alone bases. Further, because management of financial performance is a dynamic process, the performance of a segment over a single identified period may not reflect the long-term expected or actual future trends for the segment.
The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they have historically been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Mortgage Purchase Program income is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Capital is allocated proportionate to each segment’s average assets based on the total balance sheet’s capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. Affordable Housing Program and REFCORP are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments under SFAS 133, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the Mortgage Purchase Program’s market risk.

The following table sets forth the FHLBank’s financial performance by operating segment for the years ended December 31 (in thousands):

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2005
Net interest income	$261,634	$77,786	$339,420
Other income	3,657	21	3,678
Other expenses	34,662	7,955	42,617

Income before assessments	230,629	69,852	300,481

Affordable Housing Program	20,188	5,702	25,890
REFCORP	42,088	12,830	54,918

Total assessments	62,276	18,532	80,808

Net income	$168,353	$51,320	$219,673

2005
Average assets	$70,040,700	$9,348,840	$79,389,540

Total assets	$67,408,082	$9,771,768	$77,179,850

2004
Net interest income	$216,330	$85,428	$301,758
Other income	43,586	290	43,876
Other expenses	29,155	7,293	36,448

Income before assessments	230,761	78,425	309,186

Affordable Housing Program	18,975	6,402	25,377
REFCORP	42,357	14,405	56,762

Total assessments	61,332	20,807	82,139

Net income	$169,429	$57,618	$227,047

2004
Average assets	$72,174,510	$8,320,169	$80,494,679

Total assets	$67,842,007	$8,734,521	$76,576,528

2003
Net interest income	$152,296	$75,372	$227,668
Other income	35,320	706	36,026
Other expenses	24,745	6,542	31,287

Income before assessments	162,871	69,536	232,407

Affordable Housing Program	13,296	5,676	18,972
REFCORP	29,915	12,772	42,687

Total assessments	43,211	18,448	61,659

Net income	$119,660	$51,088	$170,748

2003
Average assets	$70,366,479	$6,695,531	$77,062,010

Total assets	$69,004,727	$8,138,847	$77,143,574

Note 17—Derivatives and Hedging Activities
The FHLBank may enter into interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates.
The FHLBank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBank uses derivatives in several ways: by designating them as either a fair value of an underlying financial instrument, by acting as an intermediary, or in asset-liability management (i.e., an economic hedge). For example, the FHLBank uses derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of Consolidated Obligations to approximate more closely the interest-rate sensitivity of assets (Advances, investments, and mortgage loans) and/or to adjust the interest-rate sensitivity of Advances, investments, or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.
In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities, (2) to hedge the market value of existing assets and liabilities, (3) to hedge the duration risk of prepayable instruments, (4) to exactly offset other derivatives executed with members (when the FHLBank serves as an intermediary) and (5) to reduce funding costs.
Consistent with Finance Board Regulation, the FHLBank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank’s risk management objectives, and to act as an intermediary between its members and counterparties. FHLBank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. Accordingly, the FHLBank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or a firm commitment that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the FHLBank’s risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in the FHLBank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net (loss) gain on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability, or firm commitment.
For the years ended December 31, 2005, 2004 and 2003, the FHLBank recorded net (loss) gain on derivatives and hedging activities (in thousands) of $(648), $39,555 and $26,234, respectively, in other income. Net (loss) gain on derivatives and hedging activities for the years ended December 31 were as follows (in thousands):
Net (Loss) Gain on Derivatives and Hedging Activities

	For the Year Ended
	2005	2004	2003
Amortization of basis adjustments on modified Advance hedging relationships	$1,254	$37,560	$24,718
Gains (losses) related to fair value hedge ineffectiveness	(1,090)	2,503	487
Gains (losses) on economic hedges	(812)	(508)	1,029

Net (loss) gain on derivatives and hedging activities	$(648)	$39,555	$26,234

The FHLBank had no transactions that qualified for cash flow hedge accounting in 2005, 2004, or 2003. The following table represents outstanding notional balances and estimated fair values excluding accrued interest of the derivatives outstanding at December 31 (in thousands):

	2005		2004
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest-rate Swaps:
Fair value	$31,401,325	$(468,325)	$32,880,200	$(574,943)
Economic	10,000	(282)	4,196	(19)
Interest-rate Forward Agreements:
Economic	28,000	(15)	52,500	(126)
Mortgage Delivery Commitments:
Economic	38,758	(7)	74,835	70

Total	$31,478,083	$(468,629)	$33,011,731	$(575,018)

Total derivatives excluding accrued interest		$(468,629)		$(575,018)
Accrued interest		40,967		44,148

Net derivative balances		$(427,662)		$(530,870)

Net derivative asset balances		$65		$84
Net derivative liability balances		(427,727)		(530,954)

Net derivative balances		$(427,662)		$(530,870)

Hedging Activities. The FHLBank documents all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition. The FHLBank also formally assesses (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank typically uses regression analyses or other statistical analyses to assess the effectiveness of its hedges.
The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.
Consolidated Obligations – While Consolidated Obligations are the joint and several obligations of the FHLBanks, each FHLBank has Consolidated Obligations for which it is the primary obligor. The FHLBank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances.
For instance, in a typical transaction, fixed-rate Consolidated Obligations are issued for one or more FHLBanks, and the FHLBank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the FHLBank designed to mirror in timing and amount the cash outflows the FHLBank pays on the Consolidated Obligation. These transactions are treated as fair value hedges under SFAS 133. In this typical transaction, the FHLBank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate Advances, typically 3-month LIBOR. This intermediation between the capital and derivatives markets permits the FHLBank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate Consolidated Obligations in the capital markets.
     Advances – With issuances of convertible Advances, the FHLBank purchases from the member a put option that enables the FHLBank to terminate the Advance and extend additional credit on new terms, which is normally the case when interest rates increase. The FHLBank may hedge a convertible Advance by entering into a cancelable derivative with a counterparty pursuant to which the FHLBank pays a fixed rate and receives a variable rate. This type of hedge is treated as a fair value hedge under SFAS 133. The derivative counterparty may cancel the derivative on the put date, which the counterparty normally would do in a rising rate environment, and the FHLBank can convert the Advance to a floating rate.
The optionality embedded in certain financial instruments held by the FHLBank can create interest-rate risk. When a member prepays an Advance, the FHLBank could suffer lower future income if the principal portion of the prepaid Advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBank generally charges a prepayment fee that makes it financially indifferent to a member’s decision to prepay an Advance. When the FHLBank offers Advances (other than short-term Advances) that a member may prepay without a prepayment fee, it usually finances such Advances with callable debt or otherwise hedges this option.
Mortgage Loans – The FHLBank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The FHLBank manages the interest-rate and prepayment risk associated with mortgages with issuance of callable debt, non-callable debt, and prepayment linked debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank is permitted to use derivatives to match the expected prepayment characteristics of the mortgages, although to date it has not done so.
Firm Commitment Strategies – Prior to July 1, 2003, the FHLBank hedged the market value of purchase commitments on fixed-rate mortgage loans by using derivatives with similar market value characteristics. The FHLBank normally hedged these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date. At or near the expiration of the mortgage purchase commitment, the FHLBank purchased the TBA to close the hedged position. When the derivative settled, the current market value of the commitment was included with the basis of the mortgage loans and amortized accordingly. This transaction was treated as a fair value hedge. In accordance with SFAS 149, after June 30, 2003, mortgage purchase commitments are considered derivatives. Accordingly, both the mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.
Investments – The FHLBank invests in U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. These investment securities may be classified as held-to-maturity, available-for-sale or trading securities.
The FHLBank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income in the Statement of Income and presented, respectively, as part of the “Net loss on trading securities” and “Net (loss) gain on derivatives and hedging activities.”
Credit Risk - The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Board Regulations. Based on credit analyses and collateral requirements, the management of the FHLBank does not anticipate any credit losses on its derivative agreements.
The contractual or notional amount of derivatives reflects the involvement of the FHLBank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBank, and the maximum credit exposure of the FHLBank is substantially less than the notional amount. The

FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward agreements, and mandatory delivery contracts for mortgage loans that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the FHLBank. This collateral has not been sold or repledged.
At December 31, 2005 and 2004, the FHLBank’s maximum credit risk, as defined above, was approximately $65,000 and $84,000. There was no net accrued interest receivable at December 31, 2005 or 2004. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank did not hold securities or cash as collateral as of December 31, 2005 or 2004.
The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Note 19 discusses assets pledged by the FHLBank to these counterparties.
The FHLBank has not issued Consolidated Obligations denominated in currencies other than U.S. dollars.
Note 18—Estimated Fair Values
The estimated fair value amounts in the Fair Value Summary Tables below have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of December 31, 2005 and 2004. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
Subjectivity of estimates. Estimates of the fair value of Advances with options, derivatives with embedded options and bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.
Cash and due from banks. The estimated fair value approximates the recorded book balance.
Interest-bearing deposits and investment securities. The estimated fair value is determined based on each security’s quoted prices, excluding accrued interest, as of the last business day of the year.
Securities purchased under agreements to resell. The estimated fair value approximates the recorded book balance.
Federal funds sold. The estimated fair value of overnight Federal funds approximates the recorded book balance. The estimated fair value of term Federal funds is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms, as approximated by adding an estimated current spread to the LIBOR swap curve for Federal funds with similar terms.
Held-to-maturity securities. The estimated fair value for mortgage-backed securities and collateralized mortgage obligations is determined based on each security’s indicative market price, obtained from a third-party provider. The indicative market prices are highly dependent upon the assumption of estimated market spreads, the underlying prepayment assumptions, market supply and demand conditions, expected interest rate volatility, and methods to determine possible distributions of future interest rates used to value the prepayment option. The estimated fair value excludes accrued interest. The estimated fair value for taxable municipal bonds is determined based on each security’s indicative market price obtained from a third-party provider excluding accrued interest.
Advances and other loans. The FHLBank determines the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement Advance rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR swap curve or by using current indicative market yields, as indicated by the FHLBank Advance pricing methods for Advances with similar current terms. In accordance with Finance Board Regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk. The estimated fair value approximates the recorded book balance of Advances with floating rates.
For swapped Advances, the estimated fair value is determined (independently of the related derivative) by the discounted cash flow method based on the LIBOR swap curve and forward rates at year end adjusted for the estimated current spread on new swapped Advances to the swap curve. For swapped Advances with a conversion option, the conversion option is valued by taking into account the LIBOR swap curve and forward rates at year end and the market’s expectations of future interest rate volatility implied from current market prices of similar options.
Mortgage loans held for portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank’s Mortgage Purchase Program pricing methods for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank’s Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:
▪	the Mortgage Purchase Program’s credit enhancements;

▪	marketing adjustments that reflect the FHLBank’s cooperative business model and the appetite for purchasing mortgage loans given the current net spreads to funding costs relative to their risks; and

▪	incentives or disincentives the FHLBank has chosen to make regarding the purchase of particular kinds of loans, prices, and mortgage note rates.
Accrued interest receivable and payable. The estimated fair value approximates the recorded book value.
Derivative assets/liabilities. The FHLBank determines the estimated fair value of interest-rate exchange agreements based on current market conditions of interest-rate exchange agreements with similar current terms, including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at year end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for interest-rate swap agreements, including discounted cash flow analysis and comparisons to similar instruments. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.
Deposits. The FHLBank determines estimated fair values of FHLBank deposits with fixed rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms. The estimated fair value approximates the recorded book balance for deposits with floating rates.
Consolidated Obligations. The FHLBank determines the estimated fair value for Discount Notes by calculating the present value of expected future cash flows from the Discount Notes excluding accrued interest. The discount rates used in these calculations are current replacement rates for Discount Notes with similar current terms, as approximated by adding an estimated current spread to the LIBOR swap curve. Each month’s cash flow is discounted at that month’s replacement rate.

The FHLBank determines the estimated fair value for non-callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. The discount rates used in these calculations are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.
The FHLBank determines the estimated fair value of callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of expected future cash flows from the bonds excluding accrued interest. The estimated fair value is determined by the discounted cash flow method based on the LIBOR swap curve and forward rates adjusted for the estimated spread on new callable bonds to the swap curve and based on the market’s expectations of future interest rate volatility implied from current market prices of similar options.
Mandatorily redeemable capital stock. The fair value of capital subject to mandatory redemption is generally at par value. Fair value also includes estimated dividend earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Stocks can only be acquired by members at par value and redeemed at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
Commitments. The estimated fair value of the FHLBank’s commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of Standby Letters of Credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of standby bond purchase agreements is based on the present value of the estimated fees taking into account the remaining terms of the agreements.

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2005 were as follows (in thousands):
2005 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$4,948	$—	$4,948
Interest-bearing deposits	6,284,166	(958)	6,283,208
Securities purchased under agreements to resell	1,000,000	—	1,000,000
Federal funds sold	7,487,900	(43)	7,487,857
Trading securities	6,187	—	6,187
Available-for-sale securities	1,151,271	—	1,151,271
Held-to-maturity securities	12,271,521	(254,037)	12,017,484
Advances	40,261,623	(108,529)	40,153,094
Mortgage loans held for portfolio, net	8,418,139	(139,556)	8,278,583
Accrued interest receivable	238,625	—	238,625
Derivative assets	65	—	65

Liabilities:

Deposits	(910,453)	119	(910,334)
Consolidated Obligations:
Discount Notes	(17,577,416)	3,694	(17,573,722)
Bonds	(53,520,279)	411,828	(53,108,451)
Mandatorily redeemable capital stock	(418,381)	—	(418,381)
Accrued interest payable	(436,981)	—	(436,981)
Derivative liabilities	(427,727)	—	(427,727)

Other:

Commitments to extend credit for Advances	—	830	830
Standby bond purchase agreements	—	1,314	1,314

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2004 were as follows (in thousands):
2004 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$11,262	$—	$11,262
Interest-bearing deposits	5,781,266	(653)	5,780,613
Securities purchased under agreements to resell	700,000	—	700,000
Federal funds sold	7,542,800	(38)	7,542,762
Trading securities	8,463	—	8,463
Available-for-sale securities	910,592	—	910,592
Held-to-maturity securities	11,711,842	7,891	11,719,733
Advances	41,300,942	16,714	41,317,656
Mortgage loans held for portfolio, net	8,370,495	35,658	8,406,153
Accrued interest receivable	185,828	—	185,828
Derivative assets	84	—	84

Liabilities:

Deposits	(1,031,641)	88	(1,031,553)
Consolidated Obligations:
Discount Notes	(18,632,320)	2,800	(18,629,520)
Bonds	(51,818,345)	(75,242)	(51,893,587)
Mandatorily redeemable capital stock	(34,344)	—	(34,344)
Accrued interest payable	(389,458)	—	(389,458)
Derivative liabilities	(530,954)	—	(530,954)

Other:

Commitments to extend credit for Advances	—	(42)	(42)
Standby bond purchase agreements	—	659	659
Note 19—Commitments and Contingencies
As described in Note 13, the 12 FHLBanks have joint and several liability for all the Consolidated Obligations issued on their behalves. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the Consolidated Obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the Consolidated Obligation of another FHLBank.
The FHLBank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), and determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks’ Consolidated Obligations at December 31, 2005 or 2004. The joint and several obligations are mandated by Finance Board Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s Consolidated Obligations, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. Accordingly, the FHLBank has not recognized a liability for its joint and several obligations related to other FHLBanks’ Consolidated Obligations at December 31, 2005 and 2004. The par amounts of the FHLBanks’ outstanding Consolidated Obligations for which the FHLBank is jointly and severally liable were approximately $937.5 billion and $869.2 billion at December 31, 2005 and 2004.
Commitments that legally bind and unconditionally obligate the FHLBank for additional Advances totaled approximately (in thousands) $254,327 and $18,610 at December 31, 2005 and 2004. Commitments generally are for periods up to 12 months. Standby Letters of Credit are executed for members for a fee. A Standby Letter of Credit is a short-term financing arrangement between the FHLBank and its member. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized Advance to the member. Standby Letters of Credit are reflected in the following table:

	2005	2004
Outstanding Notional (in thousands)	$1,405,886	$1,415,384
Original Terms	20 days to 18.5 years	18 days to 18.5 years
Final Expiration Year	2023	2021
Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to Standby Letters of Credit entered into after 2002 are recorded in other liabilities and amounted to (in thousands) $1,070 and $1,078 at December 31, 2005 and 2004. Based on management’s credit analyses and collateral requirements, the FHLBank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of Advance issuance (see Note 8). The estimated fair values of commitments as of December 31, 2005 and 2004 are reported in Note 18.
The FHLBank has standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire after five years, currently no later than 2010, though some are renewable at the option of the FHLBank. Total commitments for bond purchases were $251.6 million and $116.8 million at December 31, 2005 and 2004. During 2005 and 2004, the FHLBank was not required to purchase any bonds under these agreements. The estimated fair values of standby bond purchase agreements as of December 31, 2005 and 2004 are reported in Note 18.
Commitments that unconditionally obligate the FHLBank to purchase mortgage loans totaled $38.8 million and $74.8 million at December 31, 2005 and 2004. Commitments are generally for periods not to exceed 90 days. In accordance with SFAS 149, such commitments entered into after June 30, 2003 were recorded as derivatives at their fair values.
The FHLBank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2005, the FHLBank had no securities pledged as collateral to broker-dealers.
The FHLBank charged to operating expenses net rental costs of approximately $1,698,000, $1,673,000, and $1,623,000 for the years ending December 31, 2005, 2004, and 2003. Future minimum rentals at December 31, 2005 were as follows (in thousands):

Year	Premises	Equipment	Total
2006	$834	$107	$941
2007	871	107	978
2008	864	107	971
2009	826	32	858
2010	833	—	833
Thereafter	3,300	—	3,300

Total	$7,528	$353	$7,881

Lease agreements for FHLBank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBank.
At December 31, 2005, the FHLBank was committed to issue $59.3 million in Consolidated Obligations, none of which were hedged with an associated interest rate swap.
Other Developments
The FHLBank is subject to legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank’s financial condition or results of operations.
Notes 1, 8, 9, 10, 11, 13, 14, 15, and 17 discuss other commitments and contingencies.
Note 20—Transactions with Other FHLBanks
The FHLBank is a federally chartered corporation, one of 12 District Federal Home Loan Banks (FHLBanks). The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Office of Finance. The FHLBanks’ debt instruments (Consolidated Obligations), issued by the Office of Finance on behalf of the FHLBanks, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. Additional information concerning the relationship of the FHLBank with the other FHLBanks, the Finance Board, and the Office of Finance are contained in “Background Information” and Note 13 of these Notes to Financial Statements.
See Note 13 for a description of the FHLBank’s contingent joint and several liability on Consolidated Obligations of the FHLBanks.
Occasionally, the FHLBank loans short-term funds to and borrows short term from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank has noted such activity on the face of its financial statements. There were no such loans or borrowings outstanding at December 31, 2005 or 2004. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the years ended December 31 (in millions).

	Average Daily Balances
	2005	2004	2003
Loans to Other FHLBanks	$13	$57	$31
Borrowings from Other FHLBanks	—	2	3
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There are no formal arrangements governing the transfer of Consolidated Obligations between the FHLBanks. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day when the transfer is traded) that was originally issued by another FHLBank. Transferring debt at current market rates enables the FHLBank System to satisfy the debt issuance needs of individual FHLBanks without incurring the additional selling expenses (concession fees) associated with new debt and provides the transferring FHLBanks with outlets for extinguishing debt structures no longer required for their balance sheet management strategies.
During the years ended December 31, 2005, 2004 and 2003, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $87,000, $360,000, and $1,045,000, respectively. All such transfers were from the FHLBank of Chicago. The net premiums (discounts) associated with these transactions

(in thousands) were $(1,266), $(10,458), and $(20,767) in 2005, 2004 and 2003, respectively. The FHLBank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 13). The FHLBank did not transfer any Consolidated Obligations to other FHLBanks in 2005, 2004, or 2003.
Note 21—Transactions with Shareholders
As a cooperative, the FHLBank’s capital stock is owned by its members, former members that retain the stock as provided in the FHLBank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support Advances or other activities with the FHLBank. All Advances are issued to members and all mortgage loans held for portfolio are purchased from members. The FHLBank also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. The FHLBank may not invest in any equity securities issued by its shareholders and it has not purchased any investment or mortgage-backed securities issued by any of its shareholders. Additionally, the FHLBank has not entered into any interest-rate exchange agreements with any of its shareholders.
The Act prescribes the voting rights of the FHLBank’s members in the election of directors. In accordance with the Act and Finance Board Regulations, members elect a majority of the FHLBank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the three states in the FHLBank’s district and each member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2005 and 2004, no member owned more than 10 percent of the voting interests of the FHLBank in the election of directors due to statutory limits on members’ voting rights as discussed above.
All transactions with members are entered into in the ordinary course of business. The FHLBank does not hold mortgage-backed securities securitized by, or other direct long-term investments in, its members or their affiliates. Finance Board Regulations require the FHLBank to provide the same pricing for Advances and other services to all members regardless of asset or transaction size, charter type, or geographic location. The FHLBank may, in pricing its Advances, distinguish among members based upon its assessment of the credit and other risks to the FHLBank of lending to any particular member, or other reasonable criteria that may be applied equally to all members. The FHLBank’s policies and procedures require that such standards and criteria be applied consistently and without discrimination to all members applying for Advances.
Transactions with Directors’ Financial Institutions. The FHLBank provides, in the ordinary course of its business, products and services to members whose officers or directors may serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The FHLBank had no mortgage-backed securities or derivative transactions during the years 2005, 2004 or 2003 where a Directors’ Financial Institution was a party other than five derivative transactions entered into in 2005 with a total notional amount of $12.8 million. The table below reflects the balances for the indicated items on the Statements of Condition with Directors’ Financial Institutions as of December 31, 2005 and 2004 (dollars in millions).

	2005		2004
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$11,194	27.9%	$9,825	24.0%
Mortgage Purchase Program	61	0.7	63	0.8
Capital Stock	674	19.2	760	20.0

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program) and Capital Stock (classified as capital) on the Statements of Condition.

Concentrations. The following table shows regulatory capital stock balances along with their outstanding Advance principal and unpaid principal balances of Mortgage Loans Held for Portfolio at December 31, 2005 to members holding 10 percent or more of total capital stock and includes any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
	Balance	% of Total	Principal	Principal Balance
Charter One Bank, N.A.	$549	14%	$9,876	$—
U. S. Bank, N.A.	496	13	3,621	201

Total	$1,045	27%	$13,497	$201

The following table shows regulatory capital stock balances along with their outstanding Advance principal and unpaid principal balances of Mortgage Loans Held for Portfolio at December 31, 2004 to members holding 10 percent or more of total capital stock and includes any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
	Balance	% of Total	Principal	Principal Balance
Charter One Bank, N.A.	$645	17%	$8,527	$—
U. S. Bank, N.A.	472	12	3,208	284

Total	$1,117	29%	$11,735	$284

Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of the Kentucky Housing Corporation Bonds. Kentucky Housing Corporation had no borrowings during the years ended December 31, 2005, 2004, or 2003. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $14,435,000, $15,015,000, and $16,380,000 as of the years ended December 31, 2005, 2004, and 2003, respectively.
SUPPLEMENTAL FINANCIAL DATA
Supplemental financial data required is set forth in the “Other Financial Information” caption at Part II, Item 7. of this filing.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.
Item 9A. Controls and Procedures.
As of December 31, 2005, the FHLBank’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the FHLBank’s Chief Executive Officer and Chief Financial Officer each concluded that as of December 31, 2005, the FHLBank maintained effective disclosure controls and procedures.

There were no changes in the FHLBank’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors and Executive Officers of the Registrant.
DIRECTORS
The following table sets forth certain information (ages as of March 1, 2006) regarding each of the FHLBank’s current directors. Finance Board Regulations and the FHLBank’s Capital Plan authorize us to have sixteen directors, ten of whom are elected by our members and six of whom are appointed by the Finance Board. Currently, there are only two appointed directors. We have no information as to when the Finance Board will fill these vacancies.

			Expiration of	Appointed or
Name	Age	Director Since	Term as Director	Elected (State)
Richard C. Baylor	51	2003	12/31/08	Elected (OH)
Charles Beach, Jr.	86	1998	12/31/06	Elected (KY)
Robert E. Brosky	62	2003	12/31/08	Elected (OH)
William Y. Carroll	66	2002	12/31/07	Elected (TN)
B. Proctor Caudill, Jr.	56	2004	12/31/06	Elected (KY)
Stephen D. Hailer	55	(1993-1998) 2002	12/31/08	Elected (OH)
Charles J. Koch, Chair	59	(1990-1995) 1998	12/31/06	Elected (OH)
Michael R. Melvin	61	(1995-2001) 2006	12/31/08	Elected (OH)
James R. Powell	55	1999	12/31/07	Elected (OH)
R. Stan Puckett	49	2005	12/31/07	Elected (TN)
Stephen B. Smith	51	2002	12/31/06	Appointed (TN)
Carl F. Wick, Vice Chair	66	2003	12/31/06	Appointed (OH)
Mr. Baylor has been President and Chief Executive Officer of Advantage Bank, Cambridge, Ohio, since June 2001. He also has served as President and Chief Executive Officer of Camco Financial Corporation, the holding company for Advantage Bank, since January 2000 and was Executive Vice President/Chief Operating Officer of Camco Financial Corporation from October 1998 to January 2000. Mr. Baylor has been a director of Camco Financial Corporation since 2001. From August 1989 until June 1998, he served as a Vice President of State Savings Bank, Columbus, Ohio.
Mr. Beach has been an officer and director of Peoples Exchange Bank, Beattyville, Kentucky, since 1940, and has been Chairman of the Board of that institution since 1996.
Mr. Brosky has been the President and Chief Executive Officer of the First Federal Savings and Loan Association of Lorain, Lorain, Ohio, since 1984 and has served as its Chairman of the Board since December 1999.
Mr. Carroll has been a director of the Home Bank of Tennessee in Maryville, Tennessee, since 2005. He has previously been associated with Citizens National Bank in Sevierville, Tennessee, since it was chartered in 1973. He served as President and Chief Executive Officer of Citizens National Bank from 1982 until 1999 and served as its Chairman and Chief Executive Officer from 1999 until 2005.
Mr. Caudill has been involved in banking for over 30 years. He has served as Chief Executive Officer of Peoples Bank, Morehead, Kentucky, his family-owned community bank, since 1981.
Mr. Hailer has been a director and President and Chief Executive Officer of North Akron Savings Bank, Akron, Ohio, since 1991. He also serves as a director of Cuyahoga Falls General Hospital in Cuyahoga Falls, Ohio, an affiliate of the Summa Health Network.
Mr. Koch has been Chairman of the Board of Charter One Bank, N.A., Cleveland, Ohio, since 1995. Since 2004, Mr. Koch has been Vice Chairman and a director of Citizens Financial Group, Providence, Rhode Island, the parent of Charter One, and a director of the Royal Bank of Scotland plc, Edinburgh, Scotland, the parent of Citizens Financial. Mr. Koch is also Chairman of the Board of Trustees of John Carroll University, and a trustee of Case Western Reserve University.
Mr. Melvin has been President and Director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.
Mr. Powell has been Chairman and Chief Executive Officer of Liberty Savings Bank, F.S.B., Wilmington, Ohio, since 1984. He is also a trustee of the Downtown Dayton (Ohio) Partnership and The Disability Foundation.
Mr. Puckett was President and Chief Executive Officer of Greene County Bank, in Greeneville, Tennessee, from February 1989 until February 2001. He was President and Chief Executive Officer of Greene County Bancshares, Inc., a community bank holding company, in Greeneville, Tennessee, from January 1990 until February 2001. He has been Chairman and Chief Executive Officer of Greene County Bank and Greene County Bancshares, Inc. since that date.
Mr. Smith is Chairman of Haury & Smith, Inc., Nashville, Tennessee, a home building company. He has been an officer of that company for over 20 years and has served as its Chairman of the Board since 2003.
Mr. Wick was employed by NCR Corporation from 1966 to 1994, when he retired. He continued to provide consulting services on a part-time basis to NCR into 1997. He is the owner of Wick and Associates, a business consulting firm, is a member of the Ohio Board of Education, and serves as a director for the Ohio Harness Horseman’s Association. He is also a partner/owner in Gwinnie LOU Stables, LTD., a standardbred horse breeding and racing farm.
EXECUTIVE OFFICERS
The following table sets forth certain information (ages as of March 1, 2006) regarding our executive officers.

			Employee of
Name	Age	Position	the FHLBank Since
David H. Hehman	57	President and Chief Executive Officer	1977
Sandra E. Bell	48	Executive Vice President and Chief Financial Officer	2004
Donald R. Able	45	Senior Vice President-Controller	1981
Carole L. Cossé	58	Senior Vice President-Treasurer	1979
Andrew S. Howell	44	Senior Vice President-Credit Services	1989
Paul J. Imwalle	57	Senior Vice President-Member Services	1974
R. Kyle Lawler	48	Senior Vice President-Mortgage Purchase Program	2000
Carol M. Peterson	67	Senior Vice President-Housing & Community Investment	1974
Thomas F. Schlager	58	Senior Vice President-Bank Operations	1980
Except as described below, all of the executive officers named above have held their current positions for at least the past five years.

Mr. Hehman became President and Chief Executive Officer of the FHLBank in March 2003. Prior to that, he had served as the FHLBank’s Executive Vice President and Chief Financial Officer since March 1997.
Ms. Bell joined the FHLBank as its Executive Vice President and Chief Financial Officer in April 2004. Prior to that, she had served as Managing Director of Deutsche Bank Securities, Inc. (and its affiliates), an investment banking firm, from August 1991 to April 1, 2004.
Mr. Able became Senior Vice President-Controller in March 2006. Prior to that, he had served as the FHLBank’s Vice President, Accounting since January 2001.
All officers are appointed annually by our Board of Directors.
AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has determined that Mr. James R. Powell, Chairman of the Audit Committee, and Committee member Mr. Richard C. Baylor have the relevant accounting and related financial management expertise and independence, and therefore are qualified, to serve as Audit Committee financial experts within the meaning of the regulations of the SEC.
CODES OF ETHICS
The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers” that applies to the President, Chief Financial Officer, Senior Vice President – Controller, and all other senior management. This policy serves to promote honest and ethical conduct, proper disclosure of financial information in the FHLBank’s financial reports and compliance with applicable laws, rules and regulations. The Code is posted on the FHLBank’s Web site (www.fhlbcin.com). If a waiver of any provision of the Code is granted to a covered officer, information concerning the waiver will be posted on our Web site (www.fhlbcin.com).
The Board of Directors has also adopted a “Standards of Conduct” policy that applies to all employees. The purpose of this policy is to promote a strong ethical climate that protects the FHLBank against fraudulent activities and fosters an environment in which open communication is expected and protected.

Item 11. Executive Compensation.
SUMMARY INFORMATION
The following table sets forth, for the fiscal years indicated, compensation paid by the FHLBank to David H. Hehman, the FHLBank’s President, and the FHLBank’s four other most highly compensated executive officers who were serving as such at the end of 2005. The persons listed are sometimes referred to as the “named executive officers.”
Summary Compensation Table

	Annual Compensation
Name and Principal				Other Annual	All Other
Position	Year	Salary	Bonus	Compensation (2)	Compensation (3)

David H. Hehman	2005	$505,354	$308,968	$—	$47,315
President and Chief Executive	2004	478,980	283,226	—	45,959
Officer	2003	451,346	287,002	—	36,651

Sandra E. Bell (1)	2005	327,000	165,456	118,611	7,546
Executive Vice President and	2004	238,673	134,459	333,321	—
Chief Financial Officer

Carole L. Cossé	2005	206,077	80,753	—	16,860
Senior Vice President-Treasurer	2004	194,442	74,927	—	16,341
	2003	190,413	77,900	—	15,917

R. Kyle Lawler	2005	188,085	76,358	—	13,400
Senior Vice President-Mortgage	2004	183,577	71,939	—	11,659
Purchase Program	2003	177,808	75,522	—	9,071

Paul J. Imwalle	2005	178,975	70,510	—	14,556
Senior Vice President-Marketing	2004	163,928	63,631	—	13,922
and Communications	2003	163,290	68,100	—	13,722

(1)	Ms. Bell joined the FHLBank in April 2004.

(2)	Amounts for Ms. Bell include moving and relocation expenses of $61,552 and a gross up of $53,768 for related payroll taxes in 2005 and moving and relocation expenses of $182,572 and a gross up of $150,749 for related payroll taxes in 2004. For all other named executive officers, none, other than perquisites that did not exceed the lesser of $50,000 or 10 percent of salary and bonus.

(3)	Represents contributions made by the FHLBank to qualified and non-qualified defined contribution pension plans.
EXECUTIVE INCENTIVE COMPENSATION PLAN
The FHLBank has an Executive Incentive Compensation Plan pursuant to which annual cash bonuses are determined for the FHLBank’s senior officers and certain other key employees. Awards to the FHLBank’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer are based upon achievement of specified, objective FHLBank-wide performance goals; awards to other participants are based upon a combination of FHLBank and individual goals. The objective performance measures and goals for a year, as well as participants’ award opportunities as a percent of base salary, are established at the beginning of each year by the Personnel Committee of the Board of Directors. With limited exceptions, a participant must be employed by the FHLBank on the last day of the year and on the date of actual payment to receive an annual incentive award.

LONG-TERM COMPENSATION AWARDS
In March 2005, the FHLBank’s Board of Directors adopted an Executive Long-Term Incentive Plan, a performance unit plan, which will provide senior officers, including the named executive officers, with cash compensation if specified performance goals are achieved over a three-year performance period. The first performance period runs from January 1, 2005 through December 31, 2007. The Board intends to establish new three-year performance periods beginning on each subsequent January 1 so that eventually three performance periods will be in effect at one time. For the initial performance period, the performance goals are tied to three performance measures: profitability; market penetration of Advances to members; and member participation in certain mission-related programs. Award opportunities, equal to a percentage of each participant’s base salary, are set at the beginning of each performance period and payments will be based on the percentage achievement levels of the performance goals multiplied by a percentage of the participant’s base salary in effect the first year of each three-year performance period. The Plan permits the Board to grant additional discretionary awards to recognize extraordinary performance or to address competitive compensation practices in the labor market. Generally, a participant must be employed by the FHLBank on the last day of the performance period to be eligible for an award for that period and, unless otherwise approved by the Board, also must be employed on the date that the final awards for the period are approved in order to receive the award. In the event of death, disability, or retirement (after attainment of age 62), the Board may approve a pro rata award for a performance period.
The following table sets forth, for the year ended December 31, 2005, awards made to the named executive officers in connection with the Executive Long-Term Incentive Plan.
Long-Term Incentive Plan – Awards in Last Fiscal Year

		Performance or
	Number of	Other Period	Estimated Future Payouts
	Shares, Units	Until Maturation	Under Non-Stock Price-Based Plans
Name	or Other Rights	or Payout	Threshold	Target	Maximum
David H. Hehman	1,425	1/1/05 – 12/31/07	$64,125	$142,500	$235,125

Sandra E. Bell	818	1/1/05 – 12/31/07	36,810	81,800	134,970

Carole L. Cossé	384	1/1/05 – 12/31/07	17,280	38,400	63,360

R. Kyle Lawler	368	1/1/05 – 12/31/07	16,560	36,800	60,720

Paul J. Imwalle	342	1/1/05 – 12/31/07	15,390	34,200	56,430
PENSION PLANS
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Plan, formerly known as the Financial Institutions Retirement Fund), a tax-qualified defined benefit pension plan, and has also established the Benefit Equalization Plan (BEP), a non-qualified supplemental executive retirement plan. The BEP ensures that participants receive the full benefits to which they would have been entitled under the qualified plan in the absence of the limitations imposed by the Internal Revenue Service.
The following table shows estimated annual benefits payable to the named executive officers upon retirement at age 65 from the combined Pentegra Plan and BEP, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. Such computations do not include any reduction for Social Security benefits. Effective January 1, 2006, the FHLBank revised the benefit calculation under the Pentegra Plan for new employees. The change does not affect any of the FHLBank’s current named executive officers.

Pension Plan Table

		Years of Service (2)

Remuneration (1)	15	20	25	30	35	40

$ 100,000	$37,500	$50,000	$62,500	$75,000	$87,500	$100,000
200,000	75,000	100,000	125,000	150,000	175,000	200,000
300,000	112,500	150,000	187,500	225,000	262,500	300,000
400,000	150,000	200,000	250,000	300,000	350,000	400,000
500,000	187,500	250,000	312,500	375,000	437,500	500,000
600,000	225,000	300,000	375,000	450,000	525,000	600,000
700,000	262,500	350,000	437,500	525,000	612,500	700,000
800,000	300,000	400,000	500,000	600,000	700,000	800,000
900,000	337,500	450,000	562,500	675,000	787,500	900,000
1,000,000	375,000	500,000	625,000	750,000	875,000	1,000,000

(1)	Includes Salary and Bonus as shown in the Summary Compensation Table.

(2)	At December 31, 2005, the credited years of benefit service for the named executive officers were 27.9 years for Mr. Hehman; 0.8 year for Ms. Bell; 25.9 years for Ms. Cossé; 4.5 years for Mr. Lawler; and 31.1 years for Mr. Imwalle.
EMPLOYMENT ARRANGEMENTS
Ms. Bell has an “at will” employment arrangement with the FHLBank that provides for her starting salary ($315,000 per year); for her participation in the FHLBank’s annual bonus plan for executive officers, non-qualified retirement plan and other health and welfare benefit plans; and for payment of various relocation, temporary housing and related benefits. Ms. Bell has a non-qualified deferred compensation agreement with the FHLBank that provides her with a supplemental retirement benefit of $250,000, plus interest credited from time to time on the balance. This benefit vests in full after five years of service (i.e., April 2009) or if, prior to that time, the FHLBank terminates Ms. Bell’s employment without “cause” (as defined in the agreement). Distributions are made in accordance with the BEP as described in the above “Pension Plans” section. If Ms. Bell becomes disabled or dies while employed or voluntarily terminates her employment for “good reason” (as defined in the agreement), in each case before becoming vested in the benefit, she or her beneficiary will be entitled to a pro rata portion of the benefit calculated by dividing her then-credited years of service by five. Ms. Bell will forfeit the benefit if, before the benefit vests, she terminates her employment without good reason or the FHLBank terminates her employment for cause.
COMPENSATION OF DIRECTORS
In accordance with Finance Board Regulations and the Act, the FHLBank has established a formal policy governing the compensation and travel reimbursement provided its directors. The goal of the policy is to compensate members of the Board of Directors for work performed on behalf of the FHLBank. Under this policy, compensation is comprised of per meeting fees which are subject to an annual cap by Regulation. The fees compensate directors for time spent reviewing materials sent to them on a periodic basis, for preparing for meetings, for participating in any other activities for the FHLBank and for actual time spent attending the meetings of the Board of Directors and its committees. Directors are also reimbursed for reasonable FHLBank-related travel expenses. Total directors’ fees and travel expenses incurred by the FHLBank during 2005, 2004, and 2003 were $245,000 and $276,000, $271,000 and $238,000 and $271,000 and $207,000, respectively. The following table sets forth the per meeting fees and the annual caps established for 2006:

	Per Meeting Fee	Annual Cap
Chair	$4,000	$29,357
Vice Chair	3,100	23,486
Other Members	2,350	17,614
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Personnel Committee of the FHLBank’s Board of Directors is charged with responsibility for the FHLBank’s compensation policies and programs. For both 2005 and 2006, this Committee is (or was) composed of Charles J. Koch (Chair), Charles Beach, Jr., William Y. Carroll, Stephen D. Hailer, and Stephen B. Smith, none of whom is (or previously was) an officer or employee of the FHLBank. None of the FHLBank’s executive officers served nor serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank’s Personnel Committee or Board of Directors. Except as follows, there were no relationships requiring disclosure under applicable rules and regulations.
In June 2005, our largest stockholder, Charter One Bank, N.A., submitted a written request, in accordance with our Capital Plan, to have $125 million of its excess stock redeemed. The Chairman of Charter One, Charles J. Koch, currently is the chair of our Board of Directors and our Compensation Committee. This was the largest such request since implementation of our Capital Plan at the end of 2002. Under the Capital Plan, we are permitted to repurchase, in whole or in part, a member’s excess stock related to a redemption request at any time (with a five-day written notice to the member) up to five years after the redemption request. At its June 16, 2005 meeting (Mr. Koch having left the meeting), the Board of Directors gave due consideration of the likely implications of the Charter One redemption request in the context of the current and anticipated trends in the FHLBank’s business activities and Charter One’s business reasons for requesting redemption.
The Board considered the early repurchase of the stock in the context of our liquidity position, earnings profile, excess capital position, regulatory and GAAP capital-to-assets ratios, the provisions of the Capital Plan and prospects for future business activities. The Board concluded that the early repurchase of the stock would not have a material impact on the FHLBank’s ability to manage these items. Accordingly, the Board voted, with Mr. Koch absent, to authorize an early repurchase of Charter One’s $125 million excess stock covered by its redemption request. We repurchased the stock on June 27, 2005. At the June 16, 2005 meeting, the Board of Directors also adopted a policy requiring all future stock redemption requests, regardless of size, by institutions having a representative on our Board of Directors to be discussed and authorized by the Board prior to early repurchase.
Additionally, the FHLBank is in the process of negotiating an interest rate swap master agreement with the Royal Bank of Scotland, plc, the ultimate parent of Charter One; this agreement is expected to be on terms that are substantially similar to those in swap agreements with other institutional counterparties. Mr. Koch is a director of the Royal Bank of Scotland.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have one class of capital stock, Class B Stock, all of which is owned by our membership institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.
The following table lists member institutions holding five percent or more of outstanding capital stock at February 28, 2006 and includes any known affiliates that are members of the FHLBank:
(Dollars in millions)

		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares

Charter One Bank, N.A. (1)	Cleveland, OH	$549	14.0%	5,489,357
U.S. Bank, N.A.	Cincinnati, OH	496	12.6	4,961,104
Fifth Third Bank	Cincinnati, OH	351	9.0	3,514,692
Ohio Savings Bank	Cleveland, OH	202	5.1	2,018,702

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is a director of the FHLBank.
The following table lists capital stock outstanding as of February 28, 2006 to member institutions whose officers or directors serve as a director of the FHLBank:
(Dollars in millions)

		Capital	Percent of Total
Name	Address	Stock	Capital Stock

Charter One Bank, N.A.	Cleveland, OH	$549	14.0%
Liberty Savings Bank, F.S.B.	Wilmington, OH	31	0.8
Advantage Bank	Cambridge, OH	27	0.7
Greene County Bank	Greeneville, TN	6	0.1
First Federal S&LA of Lorain	Lorain, OH	4	0.1
Perpetual Federal Savings Bank	Urbana, OH	3	0.1
The Home Bank of Tennessee (1)	Maryville, TN	3	0.1
North Akron Savings Bank	Akron, OH	2	0.1
Peoples Exchange Bank	Stanton, KY	1	0.0
Peoples Bank	Morehead, KY	1	0.0

(1) Includes three affiliate institutions which are FHLBank members.

Item 13. Certain Relationships and Related Transactions.
Because we are a cooperative, capital stock ownership is a prerequisite to transacting any business with us. Furthermore, a majority of our directors are elected by our membership, and are officers of our members. Therefore, transactions with all shareholders are part of the ordinary course of our business.
The following table presents information on our five largest Advance holding members for the periods presented and includes any known affiliates that are members of the FHLBank.

			Advances Par	Percent of
	Name	Location	(Dollars in millions)	Total Advances
December 31, 2005	Charter One Bank, N.A. (1)	Cleveland, OH	$9,876	24.6%
	Ohio Savings Bank	Cleveland, OH	3,878	9.7
	U.S. Bank, N.A.	Cincinnati, OH	3,621	9.0
	Fifth Third Bank	Cincinnati, OH	3,045	7.6
	National City Bank	Cleveland, OH	2,008	5.0

	Total		$22,428	55.9%

December 31, 2004	Charter One Bank, N.A. (1)	Cleveland, OH	$8,527	20.8%
	Fifth Third Bank	Cincinnati, OH	4,345	10.6
	Ohio Savings Bank	Cleveland, OH	3,912	9.6
	U.S. Bank, N.A.	Cincinnati, OH	3,208	7.9
	National Bank of Commerce	Memphis, TN	2,629	6.4

	Total		$22,621	55.3%

December 31, 2003	Charter One Bank, N.A. (1)	Cleveland, OH	$9,164	21.9%
	U.S. Bank, N.A.	Cincinnati, OH	8,172	19.6
	Fifth Third Bank	Cincinnati, OH	4,278	10.2
	National Bank of Commerce	Memphis, TN	1,964	4.7
	Ohio Savings Bank	Cleveland, OH	1,296	3.1

	Total		$24,874	59.5%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, has been a director of the FHLBank during each period. Advances made to Charter One Bank during the periods presented were on the same terms and rates available to other members for similar transactions.
See also “Item 11. Executive Compensation – Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2005 and 2004 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2005	2004
Audit fees	$402	$166
Audit-related fees	331	254
Tax fees	—	—
All other fees	4	12

Total fees	$737	$432

Audit fees during the years ended December 31, 2005 and 2004 were for professional services rendered for the audits of the financial statements.
Audit-related fees for the years ended December 31, 2005 and 2004 were for assurance and related services primarily related to accounting consultations and control advisory services.
The FHLBank is exempt from all federal, state and local income taxation. Therefore, no tax fees were paid during the years ended December 31, 2005 and 2004.
All other fees paid during the years ended December 31, 2005 and 2004 were for services rendered for non-information system related consulting.
The Audit Committee approves the annual engagement letter for the FHLBank’s audit. The Audit Committee also establishes a fixed dollar limit for other recurring annual accounting related consultations, which include the FHLBank’s share of FHLBank System-related accounting issues. The process for pre-approval of these services is periodically reviewed by the Audit Committee throughout the year. All other services provided by the independent accounting firm are specifically approved by the Audit Committee in advance of commitment.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8 above, are filed as a part of this registration statement.
Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2005 and 2004
Statements of Income for the years ended December 31, 2005, 2004 and 2003
Statements of Capital for the years ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements
(b) Exhibits.
     See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23rd day of March 2006.
FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman

David H. Hehman
President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 23rd day of March 2006.

Signatures	Title

/s/ David H. Hehman	President

David H. Hehman	(Principal Executive Officer)

/s/ Sandra E. Bell	Executive Vice President and Chief Financial Officer

Sandra E. Bell	(Principal Financial and Accounting Officer)

/s/ Richard C. Baylor*	Director

Richard C. Baylor

/s/ Charles Beach, Jr.*	Director

Charles Beach, Jr.

/s/ Robert E. Brosky*	Director

Robert E. Brosky

/s/ William Y. Carroll*	Director

William Y. Carroll

/s/ B. Proctor Caudill, Jr.*	Director

B. Proctor Caudill, Jr.

/s/ Stephen D. Hailer*	Director

Stephen D. Hailer

/s/ Charles J. Koch*	Director (Chair)

Charles J. Koch

/s/ Michael R. Melvin*	Director

Michael R. Melvin

/s/ James R. Powell*	Director

James R. Powell

/s/ R. Stan Puckett*	Director

R. Stan Puckett

/s/ Stephen B. Smith*	Director

Stephen B. Smith

Signatures	Title

/s/ Carl F. Wick*	Director (Vice Chair)

Carl F. Wick

*	Pursuant to Power of Attorney

/s/ David H. Hehman

David H. Hehman
Attorney-in-fact

INDEX OF EXHIBITS

Document incorporated by
Exhibit		reference from a previous filing or
Number (1)	Description of exhibit	filed herewith, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws	Form 10, filed December 5, 2005

4	Capital Plan	Form 10, filed December 5, 2005

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Executive Incentive Compensation Plan	Form 10, filed December 5, 2005

10.4	Executive Long-Term Incentive Plan	Form 10, filed December 5, 2005

10.5	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan	Form 10, filed December 5, 2005

10.6	Federal Home Loan Bank of Cincinnati Nonqualified Deferred Compensation Program For Directors	Form 10, filed December 5, 2005

10.7	Letter Agreement between the Federal Home Loan Bank of Cincinnati and Sandra E. Bell dated January 29, 2004	Form 10, filed December 5, 2005

10.8	Deferred Compensation Agreement between the Federal Home Loan Bank of Cincinnati and Sandra E. Bell dated February 25, 2004	Form 10, filed December 5, 2005

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Herewith

Document incorporated by
Exhibit		reference from a previous filing or
Number (1)	Description of exhibit	filed herewith, as indicated below

32	Section 1350 Certifications	Furnished Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.