Form 10-Q
period 2006-03-31
Federal Home Loan Bank of Cincinnati
filed 2006-05-12
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 000-51399
FEDERAL HOME LOAN BANK OF CINCINNATI
(Exact name of registrant as specified in its charter)

Federally chartered corporation	31-6000228

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Atrium Two, P.O. Box 598, Cincinnati, Ohio	45201-0598

(Address of principal executive offices)	(Zip Code)
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
☑ Yes ☐ No
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
☐ Yes ☑ No
As of April 30, 2006, the registrant had 35,198,200 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$3,026	$4,948
Interest-bearing deposits	5,264,712	6,284,166
Securities purchased under agreements to resell	—	1,000,000
Federal funds sold	8,649,300	7,487,900
Trading securities	5,741	6,187
Available-for-sale securities (a)	1,181,082	1,151,271
Held-to-maturity securities includes $0 and $0 pledged as collateral at March 31, 2006 and December 31, 2005, respectively, that may be repledged (b)	12,416,841	12,271,521
Advances	42,852,640	40,261,623
Mortgage loans held for portfolio, net	8,425,085	8,418,139
Accrued interest receivable	281,754	238,625
Equipment and leasehold improvements, net	8,165	7,999
Derivative assets	263	65
Other assets	46,678	47,406

TOTAL ASSETS	$79,135,287	$77,179,850

LIABILITIES AND CAPITAL
Interest-bearing deposits:
Demand and overnight	$991,562	$836,304
Term	84,000	60,375
Other	12,750	13,774

Total interest-bearing deposits	1,088,312	910,453

Consolidated Obligations, net:
Discount Notes	17,630,164	17,577,416
Bonds	55,182,029	53,520,279

Total Consolidated Obligations, net	72,812,193	71,097,695

Mandatorily redeemable capital stock	424,312	418,381
Accrued interest payable	552,577	436,981
Affordable Housing Program	91,369	91,035
Payable to REFCORP	14,893	15,773
Derivative liabilities	314,798	427,727
Other liabilities	70,530	72,743

Total liabilities	75,368,984	73,470,788

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
35,527 and 35,035 shares at March 31, 2006 and December 31, 2005, respectively	3,552,745	3,503,481
Retained earnings	217,685	207,785
Accumulated other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(41)	1,882
Other	(4,086)	(4,086)

Total capital	3,766,303	3,709,062

TOTAL LIABILITIES AND CAPITAL	$79,135,287	$77,179,850

(a)	Amortized cost: $1,181,123 and $1,149,389 at March 31, 2006 and December 31, 2005, respectively.

(b)	Fair values: $12,019,754 and $12,017,484 at March 31, 2006 and December 31, 2005, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
INTEREST INCOME:
Advances	$509,893	$308,827
Prepayment fees on Advances, net	1,968	95
Interest-bearing deposits	51,202	35,085
Securities purchased under agreements to resell	7,945	5,450
Federal funds sold	80,534	40,610
Trading securities	67	71
Available-for-sale securities	13,410	9,669
Held-to-maturity securities	141,064	131,414
Mortgage loans held for portfolio	107,583	100,282
Loans to other FHLBanks	239	69

Total interest income	913,905	631,572

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	218,149	136,217
Consolidated Obligations – Bonds	588,019	411,957
Deposits	9,493	5,477
Mandatorily redeemable capital stock	5,935	472
Other borrowings	—	1

Total interest expense	821,596	554,124

NET INTEREST INCOME	92,309	77,448

OTHER INCOME:
Service fees	314	434
Net loss on trading securities	(12)	(45)
Net gain on derivatives and hedging activities	122	828
Other, net	838	672

Total other income	1,262	1,889

OTHER EXPENSE:
Salaries and benefits	6,282	5,217
Other operating	2,876	3,018
Finance Board	796	828
Office of Finance	698	646
Other	1,178	420

Total other expense	11,830	10,129

INCOME BEFORE ASSESSMENTS	81,741	69,208

Affordable Housing Program	7,278	5,698
REFCORP	14,893	12,702

Total assessments	22,171	18,400

NET INCOME	$59,570	$50,808

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL FOR THE THREE-MONTHS ENDED
March 31, 2006 and 2005
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital
BALANCE, DECEMBER 31, 2004	37,999	$3,799,852	$167,540	$(4,229)	$3,963,163
Proceeds from sale of capital stock	15	1,559			1,559
Net reclassified to mandatorily redeemable capital stock	(88)	(8,830)			(8,830)
Comprehensive income:
Net income			50,808		50,808
Other comprehensive income:
Net unrealized gain on available-for-sale securities				178	178

Total other comprehensive income				178	178

Total comprehensive income					50,986

Dividends on capital stock:
Cash			(37)		(37)
Stock	420	42,037	(42,040)		(3)

BALANCE, MARCH 31, 2005	38,346	$3,834,618	$176,271	$(4,051)	$4,006,838

BALANCE, DECEMBER 31, 2005	35,035	$3,503,481	$207,785	$(2,204)	$3,709,062
Proceeds from sale of capital stock	5	522			522
Net reclassified to mandatorily redeemable capital stock	(9)	(894)			(894)
Comprehensive income:
Net income			59,570		59,570
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(1,923)	(1,923)

Total other comprehensive income				(1,923)	(1,923)

Total comprehensive income					57,647

Dividends on capital stock:
Cash			(37)		(37)
Stock	496	49,636	(49,633)		3

BALANCE, MARCH 31, 2006	35,527	$3,552,745	$217,685	$(4,127)	$3,766,303

*	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:

Net income	$59,570	$50,808

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization:
Net premiums and discounts on Consolidated Obligations and investments	(15,294)	(8,072)
Concessions on Consolidated Obligation bonds	2,296	2,401
Premiums and discounts on mortgage loans, net	4,360	8,863
Premiums and discounts on Advances	(258)	(305)
Net deferred (gain) loss on derivatives	(441)	79
Equipment and leasehold improvements	435	387
Other	(909)	(748)
Non-cash interest on mandatorily redeemable capital stock	5,934	471
Gain due to change in net fair value adjustment on derivative and hedging activities	(314)	(1,767)

Net change in:
Trading securities	446	590
Accrued interest receivable	(43,129)	(18,251)
Other assets	(617)	2,321
Net derivative assets and liabilities-accrued interest	(77,157)	(44,590)
Accrued interest payable	115,596	59,611
Affordable Housing Program (AHP) liability and discount on AHP Advances	2,784	2,918
Payable to REFCORP	(880)	(2,683)
Other liabilities	(1,473)	(1,368)

Total adjustments	(8,621)	(143)

Net cash provided by operating activities	50,949	50,665

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	1,019,454	1,592,510
Securities purchased under agreements to resell	1,000,000	(400,000)
Federal funds sold	(1,161,400)	(573,200)
Equipment and leasehold improvements	(601)	(540)

Available-for-sale securities:
Proceeds from maturities	24,930,000	20,791,425
Purchases	(24,948,323)	(21,517,646)

Held-to-maturity securities:
Proceeds from maturities	528,757	589,797
Purchases	(674,869)	(984,996)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Advances to members:
Principal collected	$524,322,285	$670,116,932
Made	(527,002,523)	(673,997,359)

Mortgage loans held for portfolio:
Principal collected	256,555	390,146
Purchased	(267,625)	(128,404)

Net cash used in investing activities	(1,998,290)	(4,121,335)

FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	177,892	40,170

Net proceeds from issuance of Consolidated Obligations:
Discount notes	252,016,607	236,136,168
Bonds	5,684,920	2,869,493
Bonds transferred from other FHLBanks	—	—
Payments for maturing and retiring Consolidated Obligations:
Discount notes	(251,960,628)	(232,086,809)
Bonds	(3,972,963)	(2,895,000)

Proceeds from issuance of capital stock	522	1,559
Payments for redemption of mandatorily redeemable capital stock	(894)	(401)
Cash dividends paid	(37)	(37)

Net cash provided by financing activities	1,945,419	4,065,143

Net decrease in cash and cash equivalents	(1,922)	(5,527)
Cash and cash equivalents at beginning of the year	4,948	11,262

Cash and cash equivalents at end of the period	$3,026	$5,735

Supplemental Disclosures:

Interest paid	$773,810	$530,270

AHP payments, net	$6,994	$3,834

REFCORP payments	$15,773	$15,386

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1— Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Results for the three months ended March 31, 2006 are not necessarily indicative of operating results for the remainder of the year.
Note 2—Recently Issued Accounting Standards and Interpretations
Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB No. 140 (SFAS 156). On March 17, 2006, the FASB issued SFAS 156, which amends SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, (SFAS 140) with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The management of the FHLBank does not expect SFAS 156 to have a material impact on its results of operations or financial condition at the time of adoption.
Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of March 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$1,181,123	$14	$(55)	$1,181,082

Available-for-sale securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$1,149,389	$1,895	$(13)	$1,151,271

All securities outstanding with gross unrealized losses at March 31, 2006 and December 31, 2005 were short-term securities with terms of less than 12 months.
The FHLBank has reviewed its available-for-sale securities and has determined that all unrealized losses reflected above are temporary, based on the creditworthiness of the issuers and/or the underlying collateral.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at March 31, 2006 and December 31, 2005 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$1,181,123	$1,181,082	$1,149,389	$1,151,271

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of March 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
State or local housing agency obligations	$27,905	$181	$(32)	$28,054

Mortgage-backed securities:
Government-sponsored enterprises	11,885,967	1,731	(384,520)	11,503,178
U.S. agency obligations – guaranteed	39,754	—	(825)	38,929
Other	463,215	—	(13,622)	449,593

Total mortgage-backed securities	12,388,936	1,731	(398,967)	11,991,700

Total	$12,416,841	$1,912	$(398,999)	$12,019,754

Held-to-maturity securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
State or local housing agency obligations	$31,070	$743	$—	$31,813

Mortgage-backed securities:
Government-sponsored enterprises	11,713,941	5,551	(249,850)	11,469,642
U.S. agency obligations – guaranteed	45,417	—	(703)	44,714
Other	481,093	—	(9,778)	471,315

Total mortgage-backed securities	12,240,451	5,551	(260,331)	11,985,671

Total	$12,271,521	$6,294	$(260,331)	$12,017,484

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2006 and December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2006	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency Obligations	$2,348	$(32)	$—	$—	$2,348	$(32)

Mortgage-backed securities:
Government-sponsored enterprises	5,725,370	(129,265)	5,492,305	(255,255)	11,217,675	(384,520)
U.S. agency obligations – guaranteed	38,929	(825)	—	—	38,929	(825)
Other	—	—	449,593	(13,622)	449,593	(13,622)

Total mortgage-backed securities	5,764,299	(130,090)	5,941,898	(268,877)	11,706,197	(398,967)

Total temporarily impaired	$5,766,647	$(130,122)	$5,941,898	$(268,877)	$11,708,545	$(398,999)

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Government-sponsored enterprises	$6,584,919	$(117,844)	$3,680,584	$(132,006)	$10,265,503	$(249,850)
U.S. agency obligations – guaranteed	44,714	(703)	—	—	44,714	(703)
Other	364,981	(6,600)	106,334	(3,178)	471,315	(9,778)

Total temporarily impaired	$6,994,614	$(125,147)	$3,786,918	$(135,184)	$10,781,532	$(260,331)

The FHLBank has reviewed its held-to-maturity securities and has determined that all unrealized losses reflected above are temporary, based on the creditworthiness of the issuers and/or the underlying collateral. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at March 31, 2006 and December 31, 2005 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due after one year through five years	$1,065	$1,065	$1,500	$1,503
Due after five years through ten years	—	—	—	—
Due after ten years	26,840	26,989	29,570	30,310

Total other	27,905	28,054	31,070	31,813

Mortgage-backed securities:
Government-sponsored enterprises	11,885,967	11,503,178	11,713,941	11,469,642
U.S. agency obligations — guaranteed	39,754	38,929	45,417	44,714
Other	463,215	449,593	481,093	471,315

Total mortgage-backed securities	12,388,936	11,991,700	12,240,451	11,985,671

Total	$12,416,841	$12,019,754	$12,271,521	$12,017,484

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net premiums (in thousands) of $870 and $7,029 at March 31, 2006 and December 31, 2005.

Note 5—Advances
Redemption Terms. At March 31, 2006 and December 31, 2005, the FHLBank had Advances outstanding, including AHP Advances (see Note 6), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances.

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$—	—	$1,785	4.54
Due in 1 year or less	9,896,791	4.65	10,862,185	4.10
Due after 1 year through 2 years	8,891,817	4.68	7,784,494	4.31
Due after 2 years through 3 years	5,955,305	4.73	4,667,045	4.47
Due after 3 years through 4 years	7,471,471	4.91	5,736,701	4.49
Due after 4 years through 5 years	4,954,011	4.93	5,002,229	4.82
Thereafter	5,667,927	4.50	6,102,638	4.43

Total par value	42,837,322	4.72	40,157,077	4.38

Commitment fees	(2,271)		(2,438)
Discount on AHP Advances	(32,751)		(30,301)
Discount on Advances	(1,557)		(1,815)
SFAS 133 hedging adjustments	51,897		139,100

Total	$42,852,640		$40,261,623

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2006 and December 31, 2005, the FHLBank had callable Advances (in thousands) of $21,587,839 and $17,967,510.
The following table summarizes Advances at March 31, 2006 and December 31, 2005 by year of maturity or next call date for callable Advances (in thousands):

Year of Maturity or Next Call	March 31, 2006	December 31, 2005
Overdrawn demand deposit accounts	$—	$1,785

Due in 1 year or less	31,358,133	27,849,879
Due after 1 year through 2 years	2,123,759	1,996,603
Due after 2 years through 3 years	1,496,839	1,577,159
Due after 3 years through 4 years	1,632,596	1,454,222
Due after 4 years through 5 years	2,195,511	1,873,333
Thereafter	4,030,484	5,404,096

Total par value	$42,837,322	$40,157,077

Through December 2005, the FHLBank offered convertible Advances. The convertible Advance programs were replaced with putable rate Advance programs in January 2006. With a putable rate Advance, the FHLBank purchases an option from the member that allows the FHLBank to terminate the Advance. At March 31, 2006 and December 31, 2005, the FHLBank had convertible Advances outstanding totaling (in thousands) $6,082,700 and $6,793,700, respectively. At March 31, 2006, the FHLBank had putable Advances outstanding totaling (in thousands) $5,000.

The following table summarizes Advances at March 31, 2006 and December 31, 2005 by year of maturity or next convert date for convertible Advances and next put date for putable Advances (in thousands):

Year of Maturity or Next Convert/Put Date	March 31, 2006	December 31, 2005
Overdrawn demand deposit accounts	$—	$1,785

Due in 1 year or less	15,487,991	17,074,385
Due after 1 year through 2 years	8,945,817	7,915,994
Due after 2 years through 3 years	5,298,805	4,053,545
Due after 3 years through 4 years	6,310,271	4,844,001
Due after 4 years through 5 years	3,122,011	3,483,229
Thereafter	3,672,427	2,784,138

Total par value	$42,837,322	$40,157,077

The following table shows Advance balances at March 31, 2006 and December 31, 2005 to members holding 10 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2006		December 31, 2005
	Principal	% of Total	Principal	% of Total
Charter One Bank, N.A.	$11,325	27%	$9,876	25%

U.S. Bank, N.A. (1)	4,374	10

Total	$15,699	37%

(1)	U.S. Bank’s Advance balance (in millions) was $3,621, or 9.0% of total Advances, at December 31, 2005.
Interest Rate Payment Terms. The following table details Advances by interest rate payment type at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Par amount of Advances:
Fixed-rate	$19,019,483	$20,159,567
Variable-rate	23,817,839	19,997,510

Total	$42,837,322	$40,157,077

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $5,213 and $95 for the three months ended March 31, 2006 and 2005.
Note 6—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the three months ended March 31, 2006 (in thousands):

Balance at December 31, 2005	$91,035
Expense	7,278
Subsidy uses, net	(6,944)

Balance at March 31, 2006	$91,369

Note 7—Mortgage Loans Held for Portfolio
The following table presents information at March 31, 2006 and December 31, 2005 on mortgage loans held for portfolio (in thousands):

	March 31, 2006	December 31, 2005
Real Estate:
Fixed medium-term single-family mortgages (1)	$1,569,460	$1,615,684
Fixed long-term single-family mortgages	6,764,565	6,708,630
Premiums	111,048	114,014
Discounts	(6,888)	(6,853)
SFAS 133 unamortized market adjustments	(13,100)	(13,336)

Total	$8,425,085	$8,418,139

(1)	Medium-term is defined as a term of 15 years or less.
The par value (in thousands) of mortgage loans held for portfolio outstanding at March 31, 2006 and December 31, 2005 was comprised of government-insured loans (FHA) totaling $1,820,107 and $1,898,524 and conventional loans totaling $6,513,918 and $6,425,790, respectively. The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The FHLBank has experienced no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The following table presents changes in the Lender Risk Account for the three months ended March 31, 2006 (in thousands):

Lender Risk Account at December 31, 2005	$42,472
Additions	867
Claims	(76)
Scheduled distributions	—

Lender Risk Account at March 31, 2006	$43,263

The FHLBank had no nonaccrual loans at March 31, 2006 and December 31, 2005.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At March 31, 2006 and December 31, 2005, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at March 31, 2006 and December 31, 2005 to members supplying 10 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2006		December 31, 2005
	Principal	% of Total	Principal	% of Total
National City Bank	$4,567	55%	$4,530	54%
Union Savings Bank	2,193	26	2,207	27

Total	$6,760	81%	$6,737	81%

Note 8—Consolidated Obligations
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

Although the FHLBank is primarily liable for its portion of Consolidated Obligations (i.e., those issued on its behalf), the FHLBank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the FHLBanks. The Federal Housing Finance Board (Finance Board), at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a Consolidated Obligation on behalf of another FHLBank that is primarily liable for the Consolidated Obligation, Finance Board Regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that the non-complying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at March 31, 2006 and December 31, 2005 by year of maturity (dollars in thousands):

	March 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in 1 year or less	$18,488,051	3.56	$17,845,188	3.22
Due after 1 year through 2 years	16,042,125	3.91	13,823,625	3.65
Due after 2 years through 3 years	5,600,000	4.18	6,898,000	4.03
Due after 3 years through 4 years	3,885,000	4.29	3,615,000	4.19
Due after 4 years through 5 years	3,080,750	4.41	3,079,000	4.43
Thereafter	8,487,674	4.87	8,605,530	4.81

Total par value	55,583,600	4.02	53,866,343	3.82

Bond premiums	33,484		37,662
Bond discounts	(56,954)		(57,390)
Deferred net loss on terminated hedges	105		119
SFAS 133 hedging adjustments	(378,206)		(326,455)

Total	$55,182,029		$53,520,279

The FHLBank uses fixed-rate callable bonds to finance callable Advances (see Note 5), mortgage loans held for portfolio, and mortgage-backed securities. Simultaneous with such a debt issue, the FHLBank may also enter into an interest-rate swap (in which the FHLBank pays variable, and receives fixed, interest) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allows the FHLBank to provide members attractively priced variable-rate Advances. The FHLBank’s Consolidated Bonds outstanding at March 31, 2006 and December 31, 2005 included (in thousands):

	March 31, 2006	December 31, 2005
Par amount of Consolidated Bonds:
Non-callable	$36,782,899	$34,373,155
Callable	18,800,701	19,493,188

Total par value	$55,583,600	$53,866,343

The following table summarizes Consolidated Bonds outstanding at March 31, 2006 and December 31, 2005 by year of maturity or next call date (in thousands):

Year of Maturity or Next Call Date	March 31, 2006	December 31, 2005
Due in 1 year or less	$32,538,551	$32,028,188
Due after 1 year through 2 years	12,018,625	9,820,625
Due after 2 years through 3 years	2,750,000	4,233,000
Due after 3 years through 4 years	2,590,000	1,995,000
Due after 4 years through 5 years	1,840,750	2,174,000
Thereafter	3,845,674	3,615,530

Total par value	$55,583,600	$53,866,343

Consolidated Discount Notes. The FHLBank’s participation in Consolidated Discount Notes, all of which are due within 365 days, was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate
March 31, 2006	$17,630,164	$17,673,899	4.61%

December 31, 2005	$17,577,416	$17,634,170	4.12%

Note 9—Capital
The following table shows the FHLBank’s compliance with the Finance Board’s capital requirements at March 31, 2006 and December 31, 2005 (dollars in thousands):

	March 31, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$717,361	$4,194,742	$578,802	$4,129,647
Total capital-to-assets ratio	4.00%	5.30%	4.00%	5.35%
Total regulatory capital	$3,165,411	$4,194,742	$3,087,194	$4,129,647
Leverage capital-to-assets ratio	5.00%	7.95%	5.00%	8.03%
Leverage capital	$3,956,764	$6,292,113	$3,858,993	$6,194,471
The FHLBank’s activity for mandatorily redeemable capital stock during the three months ended March 31, 2006 was as follows (in thousands).

Balance, December 31, 2005	$418,381
Capital stock subject to mandatory redemption reclassified from equity:
Other redemptions	894
Redemption of mandatorily redeemable capital stock:
Other redemptions	(894)
Stock dividend classified as mandatorily redeemable	5,931

Balance, March 31, 2006	$424,312

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at March 31, 2006 and December 31, 2005 (in thousands).

Contractual Year of Repurchase	March 31, 2006	December 31, 2005
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	21,218	21,011
Due after 2 years through 3 years	2,259	1,819
Due after 3 years through 4 years	19,770	11,114
Due after 4 years through 5 years	381,065	384,437

Total par value	$424,312	$418,381

Capital Concentration The following table presents holdings of 10 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at March 31, 2006 and December 31, 2005 and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2006		December 31, 2005
	Balance	% of Total	Balance	% of Total
Charter One Bank, N.A.	$557	14%	$549	14%
U. S. Bank, N.A.	503	13	496	13

Total	$1,060	27%	$1,045	27%

Note 10—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities, or costs by participating employer. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $876,000 and $701,000 in the three months ended March 31, 2006 and 2005.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a tenure-based match based upon the percentage of employee voluntary contributions, subject to certain limitations. The FHLBank contributed $226,000 and $188,000 to this Plan in the three months ended March 31, 2006 and 2005.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan that restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) were it not for legal limitations on such benefits. The FHLBank also sponsors a fully insured retirement benefits program that includes health care and life insurance benefits for eligible retirees. The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above plus the related earnings. The FHLBank contributed $148,000 and $30,000 to the BEP in the three months ended March 31, 2006 and 2005.
Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement health plan for the three months ended March 31, 2006 and 2005 were (in thousands):

	Three Months Ended March 31,
			Postretirement
	BEP		Benefits Plan
	2006	2005	2006	2005
Service cost	$81	$57	$13	$12
Interest cost	195	153	44	42
Amortization of unrecognized prior service benefit	(27)	(20)	—	—
Amortization of unrecognized net loss	331	249	1	1

Net periodic benefit cost	$580	$439	$58	$55

Note 11—Segment Information
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
The following table sets forth the FHLBank’s financial performance by operating segment for the three months ended March 31, 2006 and 2005 (in thousands):

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2006
Net interest income	$72,126	$20,183	$92,309
Other income	1,256	6	1,262
Other expenses	9,703	2,127	11,830

Income before assessments	63,679	18,062	81,741

Affordable Housing Program	5,804	1,474	7,278
REFCORP	11,575	3,318	14,893

Total assessments	17,379	4,792	22,171

Net income	$46,300	$13,270	$59,570

Average assets	$70,965,431	$9,651,443	$80,616,874

Total assets	$69,444,288	$9,690,999	$79,135,287

2005
Net interest income	$60,754	$16,694	$77,448
Other income	1,884	5	1,889
Other expenses	8,194	1,935	10,129

Income before assessments	54,444	14,764	69,208

Affordable Housing Program	4,493	1,205	5,698
REFCORP	9,990	2,712	12,702

Total assessments	14,483	3,917	18,400

Net income	$39,961	$10,847	$50,808

Average assets	$71,665,385	$8,902,621	$80,568,006

Total assets	$71,636,894	$8,888,909	$80,525,803

Note 12—Derivatives and Hedging Activities
The FHLBank uses interest rate swaps to hedge the fair value of certain fixed-rate Advances and Consolidated Obligations. The FHLBank does this by issuing swaps where one side of the swap offsets the fixed rate in the hedged item and the other side is based on a short-term London InterBank Offered Rate (LIBOR) rate that normally resets within three months. These derivatives are reflected as fair-value hedges. In addition the FHLBank has a relatively small amount of derivatives that are classified as stand-alone delivery commitments and economic hedges. Stand-alone delivery commitments are Mandatory Delivery Contracts made under the Mortgage Purchase Program and represent a future commitment to purchase mortgage loans from our customers. The FHLBank hedges these commitments in part by committing to sell to-be-announced (TBA) mortgage-backed securities issued by other government-sponsored enterprises such as Fannie Mae and Freddie Mac and/or government agencies such as Ginnie Mae. The market value of the TBAs tends to move in the opposite direction of the market pricing of the hedged Mandatory Delivery Contracts. The TBAs are considered stand-alone derivatives and therefore achieve an economic hedge of the Mandatory Delivery Contracts. The FHLBank also has one interest rate swap that was established to economically hedge an Advance and that is not accounted for under hedge accounting. This swap has the effect of removing the interest rate cap and floors embedded in the Advance.
The following table represents outstanding notional balances, estimated fair values excluding accrued interest, and net derivative balances of the derivatives outstanding at March 31, 2006 and December 31, 2005 (in thousands).

	March 31, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest-rate Swaps:
Fair value	$32,411,675	$(432,415)	$31,401,325	$(468,325)
Economic	10,000	(222)	10,000	(282)
Interest-rate Forward Agreements:
Economic	65,000	172	28,000	(15)
Mortgage Delivery Commitments:
Economic	87,099	(194)	38,758	(7)

Total	$32,573,774	$(432,659)	$31,478,083	$(468,629)

Total derivatives excluding accrued interest		$(432,659)		$(468,629)
Accrued interest		118,124		40,967

Net derivative balances		$(314,535)		$(427,662)

Net derivative asset balances		$263		$65
Net derivative liability balances		(314,798)		(427,727)

Net derivative balances		$(314,535)		$(427,662)

Note 13—Estimated Fair Values
The carrying values and estimated fair values of the FHLBank’s financial instruments at March 31, 2006 were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$3,026	$—	$3,026
Interest-bearing deposits	5,264,712	(506)	5,264,206
Securities purchased under agreements to resell	—	—	—
Federal funds sold	8,649,300	(224)	8,649,076
Trading securities	5,741	—	5,741
Available-for-sale securities	1,181,082	—	1,181,082
Held-to-maturity securities	12,416,841	(397,087)	12,019,754
Advances	42,852,640	(149,953)	42,702,687
Mortgage loans held for portfolio, net	8,425,085	(268,038)	8,157,047
Accrued interest receivable	281,754	—	281,754
Derivative assets	263	—	263

Liabilities:

Deposits	(1,088,312)	99	(1,088,213)
Consolidated Obligations:
Discount Notes	(17,630,164)	3,118	(17,627,046)
Bonds	(55,182,029)	610,865	(54,571,164)
Mandatorily redeemable capital stock	(424,312)	—	(424,312)
Accrued interest payable	(552,577)	—	(552,577)
Derivative liabilities	(314,798)	—	(314,798)

Other:

Commitments to extend credit for Advances	—	(22)	(22)
Standby bond purchase agreements	—	1,226	1,226

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2005 were as follows (in thousands):
2005 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$4,948	$—	$4,948
Interest-bearing deposits	6,284,166	(958)	6,283,208
Securities purchased under agreements to resell	1,000,000	—	1,000,000
Federal funds sold	7,487,900	(43)	7,487,857
Trading securities	6,187	—	6,187
Available-for-sale securities	1,151,271	—	1,151,271
Held-to-maturity securities	12,271,521	(254,037)	12,017,484
Advances	40,261,623	(108,529)	40,153,094
Mortgage loans held for portfolio, net	8,418,139	(139,556)	8,278,583
Accrued interest receivable	238,625	—	238,625
Derivative assets	65	—	65

Liabilities:

Deposits	(910,453)	119	(910,334)
Consolidated Obligations:
Discount Notes	(17,577,416)	3,694	(17,573,722)
Bonds	(53,520,279)	411,828	(53,108,451)
Mandatorily redeemable capital stock	(418,381)	—	(418,381)
Accrued interest payable	(436,981)	—	(436,981)
Derivative liabilities	(427,727)	—	(427,727)

Other:

Commitments to extend credit for Advances	—	830	830
Standby bond purchase agreements	—	1,314	1,314
Note 14—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Commitments to fund additional Advances	$5,600	$254,327
Mandatory Delivery Contracts for mortgage loans	87,099	38,758
Outstanding Standby Letters of Credit	1,420,418	1,405,886
Consolidated Obligations – committed to, not settled (par value)	993,058	59,343
Standby bond purchase agreements (principal)	247,370	251,550
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was $935.8 billion and $937.5 billion at March 31, 2006 and December 31, 2005, respectively.

Note 15—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short term from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank has noted such activity on the face of its financial statements. There were no such loans or borrowings outstanding at March 31, 2006 or 2005. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the three months ended March 31, 2006 and 2005 (in millions).

	Average Daily Balances
	2006	2005
Loans to Other FHLBanks	$21	$11
Borrowings from Other FHLBanks	—	—
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day when the transfer is traded) that was originally issued by another FHLBank. There were no Consolidated Obligations transferred to the FHLBank during the three months ended March 31, 2006 or 2005, nor did the FHLBank transfer any Consolidated Obligations to other FHLBanks during these periods.
Note 16—Transactions with Shareholders
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects the balances with Directors’ Financial Institutions for the items indicated below as of March 31, 2006 and December 31, 2005 (dollars in millions).

	March 31, 2006		December 31, 2005
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$12,300	28.7%	$11,194	27.9%
Mortgage Purchase Program	61	0.7	61	0.7
Mortgage-backed securities	—	—	—	—
Capital Stock	635	17.9	674	19.2
Derivatives	—	—	2	0.1

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (Mortgage-backed securities), Capital Stock (classified as capital) on the Statements of Condition, and notional balances (Derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at March 31, 2006 and December 31, 2005 to members holding 10 percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
March 31, 2006	Balance	% of Total	Principal	Principal Balance
Charter One Bank, N.A.	$557	14%	$11,325	$—
U. S. Bank, N.A.	503	13	4,374	188

Total	$1,060	27%	$15,699	$188

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2005	Balance	% of Total	Principal	Principal Balance
Charter One Bank, N.A.	$549	14%	$9,876	$—
U. S. Bank, N.A.	496	13	3,621	201

Total	$1,045	27%	$13,497	$201

Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the three months ended March 31, 2006 or 2005. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $14,135,000 and $14,435,000 as of March 31, 2006 and December 31, 2005, respectively.
Note 17—Subsequent Events
The FHLBank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), beginning January 1, 2004. Under SFAS 150, a member’s FHLBank capital stock meets the definition of mandatorily redeemable capital stock when a member submits a written redemption request or withdrawal notice for its capital stock, or when a member attains nonmember status by merger or acquisition, charter termination or involuntary termination of membership.
As of April 19, 2006, the FHLBank had $469.8 million of SFAS 150 capital stock, of which $381.4 million was excess capital stock held by nonmembers, $43.4 million was required capital stock held by nonmembers, and $45.0 million was excess capital stock held by one member. Per Finance Board Regulations, the FHLBank must redeem all of the stock that is then excess at the end of a five-year waiting period, and the FHLBank is permitted to repurchase any or all of the excess stock sooner, as long as it meets all of the regulatory and policy requirements.
At its February meeting, the FHLBank’s Board of Directors had voted to authorize management to do an early repurchase of nonmembers’ SFAS 150 excess stock, in a time and manner that would enable the FHLBank to continue meeting all its regulatory and policy requirements and to continue smooth operations and service to its members. At its April 20, 2006 meeting, the Board voted to exercise the FHLBank’s right to immediately repurchase the SFAS 150 excess stock of its nonmembers. After giving the required notice, the FHLBank repurchased $378.7 million of such stock on April 27, 2006. The FHLBank did not repurchase $2.7 million of one nonmember’s excess stock at the requests of the Finance Board due to unresolved issues related to the status of this institution’s withdrawal from membership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties affecting our forward-looking statements include the following:
▪	the effects of economic and market conditions on demand for Advances and mortgage assets, including changes in economic growth, interest rates, interest rate spreads, interest rate volatility, mortgage originations and prepayment activity;

▪	the demand for Advances resulting from changes in members’ merger and consolidation activity, deposit flows and credit demands;

▪	political events, including legislative, regulatory, judicial or other developments that could affect the FHLBank, our members, counterparties, and/or investors in the FHLBank System’s Consolidated Obligations; in particular a proposed Capital Rule as discussed in the “Primary Business Related Developments and Update on Risk Factors” section below could materially affect our future operations and business model;

▪	competitive forces, including those related to other sources of funding available to members, purchases of mortgage loans and issuance of Consolidated Obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	changes in investor demand for Consolidated Obligations and/or in the terms of derivatives;

▪	the timing and volume of market activity;

▪	the ability to successfully manage new products and services;

▪	the volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for member obligations and/or for counterparties to derivatives;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks;

▪	factors, including natural disasters, that could affect the value of investments or collateral we hold as security; and

▪	inflation and deflation.
The FHLBank does not undertake any obligation to update any forward-looking statements made in this document.
ORGANIZATIONAL STRUCTURE AND BUSINESS ACTIVITIES
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that makes loans to, purchases mortgages from, and provides other financial services to its member financial institutions located in the Fifth District states of Kentucky, Ohio, and Tennessee. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System). Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own member-stockholders, employees, and Board of Directors. The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, either directly or indirectly, the debt securities (Consolidated Obligations) or other obligations of the FHLBank System.
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
Our public policy mission is to facilitate and expand the availability of finance for housing and community lending. We strive to achieve our mission by providing competitive services—primarily a readily available, low-cost source of funds—to our members and by generating a competitive return on members’ capital investment in the FHLBank. Our earnings are derived primarily from net interest income.
Our primary activity is making fully collateralized loans, called Advances, to our members. Together with the issuance of collateralized Letters of Credit, Advances constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as investments on our balance sheet. These three product offerings constitute our “Mission Asset Activity.”
We also provide below-market cost funding and direct grants to members through Housing and Community Investment Programs, which include the Affordable Housing Program and other programs. These programs assist members in serving low-income housing markets and community economic development.
We invest in various highly rated debt and mortgage-related securities, which support our mission by providing liquidity, helping to manage market risk exposure, enhancing earnings, and (through the purchase of mortgage-related securities) supporting the housing market.
Assets are funded principally by participating in the issuance of the FHLBank System’s Consolidated Obligations—debt securities— in the capital markets and, secondarily, through our capital. Consolidated Obligations are the joint and several obligations of all 12 District Banks. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, Consolidated Obligations and no FHLBank has ever experienced a credit loss on Advances. Our comparative advantage in funding and financing is due largely to our credit ratings. Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign the FHLBank System’s Consolidated Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. In addition, these two rating agencies continue to assign our FHLBank the highest ratings available.
Our franchise value is derived primarily from the ability to provide efficient intermediation between the capital markets and our members. The ability to issue debt securities and execute derivatives transactions daily in the capital markets in various maturities, structures, and principal/notional amounts, and at relatively low spreads to benchmark market interest rates, is a critical component to the success of our operations. This ability enables us to offer members a wide range of Mission Asset Activity and enable members to access the capital markets, through their activities with the FHLBank, in ways they may be unable to do as effectively, or at all, without our services.
We implemented a Capital Plan at the end of 2002, in accordance with the Gramm-Leach-Bliley Act of 1999 (GLB Act) and related Regulations of the Finance Board. The Capital Plan ties the amount of capital stock each member is required to invest in the FHLBank to both the asset size of the member (which we use to capitalize non-mission assets) and the amount of its Mission Asset Activity outstanding with us. An essential feature of our Capital Plan is that it may permit each member, under widely available circumstances and at the FHLBank’s discretion, to capitalize some or all of its Mission Asset Activity by utilizing stock owned by other members that is not capitalizing outstanding Mission Asset Activity. This “cooperative-capital” feature enables a more efficient utilization of our capital stock. The FHLBank’s Capital Plan is posted on our Web site (www.fhlbcin.com).

EXECUTIVE SUMMARY
Financial Condition
In the first quarter of 2006, average Mission Asset Activity was relatively constant compared to the first quarter of 2005 and all of 2005. The average balance of Mission Asset Activity in the first quarter of 2006 was $55.60 billion, up 1.6 percent from 2005’s average and up 0.9 percent from the average in the first quarter of 2005. Ending balances of Mission Asset Activity exhibited a greater difference between March 31, 2006 and some dates in 2005, reflecting the normal, expected volatility of Advance balances.
The principal balance of Advances averaged $45.73 billion in the first quarter of 2006, an increase of 2.0 percent over the average for 2005 but only 0.7 percent over the average for the first quarter of 2005. The principal balance and composition of Advances continued to be volatile. However, we believe the ability of members to quickly and cost-effectively change how they use Advances is a significant source of value from membership. The Mortgage Purchase Program continued the trend of modest purchases and growth from the last two years.
Our regulatory capital-to-assets ratio and liquidity position continued to be well above regulatory minimums and at sufficient levels for us to adequately manage our operations and risk profile. The average regulatory capital-to-assets ratio in the first three months of 2006 was 5.15 percent, compared to 5.11 percent in all of 2005 and 4.99 percent in the first three months of 2005 (the regulatory minimum is 4.00 percent). We continued to be able to access the capital markets on the same basis as historically in order to fund our assets on favorable terms for both risk management and members’ products and services.
We accrued $7.3 million in the first quarter of 2006 for future use in the Affordable Housing Program, $1.6 million more than the amount in the first quarter of 2005.
Results of Operations
Net income in the first quarter of 2006 was $59.6 million, an increase of $8.8 million (17.2 percent) from the first quarter of 2005. Our primary indicator of profitability, return on average equity (ROE), averaged 6.48 percent in the first quarter of 2006 for a spread to the 4.76 percent average 3-month London InterBank Offered Rate (LIBOR) of 1.72 percentage points. This compared to an ROE of 5.18 percent and an ROE spread of 2.34 percentage points in the first quarter of 2005. The primary reason for the increase in earnings and ROE was the environment of continually higher short-term interest rates, which improved the earnings generated from investment of interest-free capital and from our large overnight asset gap. The major reasons for the lower ROE spread to 3-month LIBOR were:
▪	the rising interest rate environment which lowered earnings from short funding;

▪	a higher balance of SFAS 150 capital stock which is accounted for as an interest-bearing liability;

▪	the continued accumulation of new mortgage assets at relatively narrow spreads;

▪	maturity of some low cost debt; and

▪	our continued strategy to maintain a modest market risk exposure profile.
The results of a higher ROE but lower ROE spread to 3-month LIBOR were consistent with trends we normally experience when short-term interest rates increase.
In the first quarter of 2006, we distributed $49.7 million of earnings to stockholders as a return on their capital investment in our company. This amount represented a 5.75 percent annualized stock dividend, which was 0.99 percentage points above the average 3-month LIBOR, compared with 1.66 percentage points in the first quarter of 2005 and 1.44 percentage points in all of 2005. We raised retained earnings by $9.9 million from year-end 2005, to end the first quarter at $217.7 million. Since year-end 2001, quarterly earnings have been at sufficient levels to increase retained earnings by a total of $175 million while also paying competitive quarterly dividend rates.

Given our cooperative business model and conservative risk profile, we believe the dividend rate paid in the first quarter of 2006, while below our long-term target, continued to represent a competitive return on our members’ capital investment and to reflect normal cyclical trends around our Board of Directors’ long-term dividend payable target of 1.50 percentage points above 3-month LIBOR. For the 20th consecutive year, our Board of Directors continued to authorize a strategy of paying dividends in the form of additional shares of stock. We believe that payment of stock dividends, compared to cash dividends, provides members more flexibility with their FHLBank capital investment within the context of their management of liquidity, market risk exposure, funding requirements, asset concentration, and corporate taxation.
Outlook, Challenges and Opportunities
We believe our cooperative business model currently in place is fundamentally stable and will enable us to continue to achieve our mission. However, the ability to maintain this stability and mission achievement will be challenged by a proposed Capital Rule by the Finance Board that was published for comment in March 2006. This proposed Rule is a major risk factor for our business and our members, and we believe that, if it is implemented, it would significantly and unfavorably affect our business model. We discuss the proposed Rule in the following section. Other than the proposed Rule, the ongoing challenges and concerns that were discussed in the “Executive Summary” of our 2005 Annual Report on Form 10-K have not changed. These are summarized below in this section. Neither the discussions of these ongoing challenges and concerns, nor the prospective discussions found in the remainder of this document, has been modified to consider effects on our financial condition, results of operations, or business model if the proposed Capital Rule is implemented in its current form.
Advances
The concentration of Mission Asset Activity among several members presents a challenge to manage Advance volatility and presents the risk of sharp reductions in Mission Asset Activity. Besides reducing our ability to fulfill our mission, a significant decrease in Mission Asset Activity would negatively impact the ability to continue paying competitive dividends over the long term. This could cause us to consider making adjustments to our Capital Plan, Retained Earnings Policy, capital-to-assets ratio, pricing of Mission Asset Activity, and form of dividend payments. Changes to our business model in these areas resulting from lower Advance activity could unfavorably affect the value of membership to all members beyond the reduction in Advances.
Mortgage Purchase Program
Because of changes in market conditions, the growth of asset purchases and balances in the Mortgage Purchase Program slowed substantially in the last two years. We believe the Program’s ability to continue to serve our members’ needs over the long term will depend on the successful marketing of the Program to members who currently do not actively participate in it and the development of additional products and features. Given current regulatory restrictions on the kinds of residential mortgages we may purchase, we continue to be limited in the overall competitiveness of the Program. In addition, net spreads to funding costs on mortgage assets continued to be narrow versus historical comparison. This condition is impacting the level of earnings and the competitiveness of our loan pricing in the Mortgage Purchase Program. If the narrow mortgage spreads continue indefinitely, we would expect the Program’s growth to continue to be constrained.
Earnings and Profitability
We also continue to focus on expected and unexpected earnings volatility, the level of profitability, and the adequacy of retained earnings to provide a dividend stabilization reserve. We anticipate that the next several years will present earnings challenges compared to the level of profitability over the last four years. Earnings relative to short-term interest rates are expected to be at or below the performance level we believe our current business model supports on a long-term, steady-state basis. The factors identified in the “Net Interest Income” section below that affected the dividend spread in the first quarter of 2006 will result, if they persist, in a further narrowing of the dividend spread to 3-month LIBOR. In particular, the large amount of low cost unswapped debt scheduled to mature in the next three years will increasingly pressure earnings.
Debt Costs
We are focused on the potential effects of external pressures on the primary sources that drive our ability to add value to members’ capital investment, expand Mission Asset Activity, and fulfill our public mission. These sources include competitive debt costs, flexible capital market access to issue debt, and intermediation between our members and the capital markets through Mission Asset Activity. Pressures on the cost of funds of the FHLBank System’s Consolidated Obligations could occur from news regarding financial results, change(s) in the credit rating(s) of and/or accounting practices at other

GSEs including other FHLBanks, and the uncertain effects on our business model from currently proposed and potential changes in regulations and legislation.
Change in Federal Reserve Bank Policy Statement on Payments System Risk
In September 2004, the Federal Reserve Board announced that, beginning on July 20, 2006, it will require Federal Reserve Banks to release interest and principal payments on securities issued by GSEs and certain international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. Currently, the Federal Reserve Banks process and post these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury securities’ interest and redemption payments, even if the issuer has not fully funded its payments. Under the new policy, the issuer will determine the timing of these payments during the day. In order for the payments to be processed on their due date, each issuer will be required to fund its interest and principal payments by 4 p.m. Eastern Time on that day. A Fed Industry Working Group on Payments System Risk Policy Changes has been established to help market participants identify potential market disruptions and determine and understand the new payment environment.
The policy change may affect the cash management routines and related business practices of the FHLBank System and our FHLBank, which could have implications on our liquidity position and ability to continue offering the same terms and conditions on some of our Advance programs and other services. We are working in conjunction with the other FHLBanks and the Office of Finance (our fiscal agent) to try to implement changes to our operations that would enable us to adapt to this impending policy change. It is not possible at this time to assess what, if any, effects will occur until the change is implemented.
PRIMARY BUSINESS RELATED DEVELOPMENTS AND UPDATE ON RISK FACTORS
Proposed Capital Rule
Description of Proposed Capital Rule
On March 15, 2006, the Finance Board published a proposed Capital Rule that would change the capital structure of the FHLBanks. There is a 120-day comment period ending July 13, 2006. The Capital Rule would prescribe a minimum level of retained earnings and a maximum level of excess stock that each FHLBank can accumulate. It would also prohibit payment of dividends in the form of additional shares of FHLBank capital stock, and permit a maximum dividend payout of 50 percent of current net income without Finance Board approval until the minimum level of retained earnings is achieved.
Key provisions of the proposed Rule include the following items which are uniformly applicable to each FHLBank:
▪	An FHLBank would be required to hold retained earnings of at least $50 million plus one percent of its prior quarter’s average non-advance assets.

▪	Dividends would be limited to no more than 50 percent of current net income without Finance Board approval until an FHLBank reaches its required level of retained earnings.

▪	An FHLBank’s excess capital stock would be limited to no more than one percent of its total assets. Any required reduction to excess capital stock would have to occur within 60 days of the proposed Rule’s effective date.

▪	An FHLBank would not be permitted to sell capital stock to a member in excess of its minimum capital stock requirement.

▪	An FHLBank would be prohibited from paying dividends to its members in the form of capital stock.

▪	After meeting the excess stock and retained earnings requirements, falling out of compliance would require approval of the Finance Board before an FHLBank could distribute dividends to stockholders.
The proposed Rule is available on our Web site: www.fhlbcin.com, and on the Finance Board’s Web site: www.fhfb.gov.

Actual and Potential Effects of Proposed Rule on FHLBank and Its Members
As applied to our FHLBank, the proposed Capital Rule would require us to repurchase a substantial amount of members’ excess stock, increase retained earnings during which time dividends would be required to be cut significantly compared to our historical dividend ratio, and pay dividends in cash rather than additional shares of capital stock as we have for 20 years. Based on our current financial condition and current earnings trends, we would have to repurchase at least an estimated $400 million (almost half) of members’ excess capital stock within 60 days, increase retained earnings by at least an estimated $100 million during which time the dividend rate would be significantly lower than 3-month LIBOR, and decrease the tax-adjusted effective dividend rate by paying cash dividends. The stock repurchase would result in taxable events for many members who may have been deferring tax payments on the stock dividends in accordance with federal tax laws.
These are the direct required actions of the proposed Capital Rule. The Finance Board has stated that it formulated the proposed Rule to ensure that capital stock does not become impaired and that the FHLBank System continues to operate in a safe and sound manner. However, we believe that our risk profile and business model, along with our Capital Plan, present little impairment risk to members’ capital stock and that, in our case at least, the proposed Rule will have the opposite of its intended effect. Based on our March 31, 2006 numbers, the lower capital level required by the proposed Rule would force us to reduce our assets, primarily our liquid assets, in order to maintain an adequate capital-to-assets ratio. We are strongly concerned that the actions required by the proposed Rule would have significant unintended consequences that, while impossible to quantify before the proposed Rule would be implemented, may undermine the Finance Board’s stated purpose and, in fact, compromise our FHLBank’s business, public policy mission, and safety and soundness. We are concerned that the proposed Rule would:
▪	weaken the FHLBank’s strong financial position by reducing our capital, liquidity, and profitability, and by changing our asset mix, which could result in the FHLBank’s counterparty rating from Standard & Poor’s and deposit rating from Moody’s being downgraded below triple-A stable (the highest ratings available);

▪	lower stockholders’ perceived value of membership in our FHLBank, especially our smaller asset members, which could cause members to request redemption of an amount of excess stock well above that mandated by the proposed Rule;

▪	constrain our ability to continue offering many Mission Asset programs and other services on the same favorable terms and conditions to our members as previously offered, primarily due to our increased cost of holding liquidity and other non-Advance assets;

▪	dismantle those key provisions of our Capital Plan enabling us to support Mission Asset programs with excess capital stock, which the Finance Board unanimously approved in 2002 and which we believe have benefited members;

▪	decrease the scale of our business and our profitability and therefore our contributions to Affordable Housing Programs; and

▪	reduce our ability to fund voluntary affordable housing initiatives, for the reasons set forth above.
We believe we already are feeling the consequences of the proposed Capital Rule. As of May 8, 2006, we had received $86 million in par value of capital stock Redemption Notices from four members, including Charter One Bank, N.A., and therefore have reclassified that amount as mandatorily redeemable capital stock under SFAS 150. All four requests occurred after publication of the proposed Rule and, these members have advised us, are due at least in part to their respective concerns about the effects of the proposed Rule. Under our Capital Plan, we have up to five years to redeem capital stock subject to a Redemption Notice, and in light of the uncertainties related to the proposed Rule, we have not decided what action, if any, we will take with regard to these requests. At this time, we cannot predict what other stock redemption requests will be submitted, and we cannot predict what the amount of these requests would have to be to materially impact our operations.
These and other concerns with the proposed Capital Rule, including its apparent inconsistencies with provisions of the GLB Act, are addressed in detail in our Board of Directors’ comment letter to the Finance Board. This letter has been distributed to our members and is posted on our Web site: www.fhlbcin.com. The comment letter respectfully urges the Finance Board to withdraw the proposed Capital Rule.

Suspension of Two Voluntary Housing Programs: New Neighbors and American Dream Homeownership Challenge
In 2005, our Board of Directors voted to establish a $15 million fund called New Neighbors for use over the next two years for grants to our members to assist families displaced by hurricanes in 2005 who wish to secure permanent housing opportunities. This fund is voluntary and over and above our other Housing and Community Investment programs. Through April 20, 2006, we disbursed or committed $1.7 million in grants to help 85 families move into permanent housing. The American Dream Homeownership Challenge program, also voluntary, is a $1.0 million annual grant program for minorities and persons with special needs. It was established in 2003 to complement President Bush’s Blueprint for the American Dream initiative to increase minority homeownership.
At its April 20, 2006 meeting, our Board of Directors voted to temporarily suspend each of these voluntary programs. This decision was made in response to uncertainties regarding the impact of the Finance Board’s proposed Capital Rule on our future business operations and financial condition. Our other housing programs, which are mandatory, are unaffected by this decision. After completion of the Finance Board’s rule-making process, we will evaluate the final impact on all our programs and services and determine our ability to reestablish these voluntary housing programs.
Repurchase of SFAS 150 Excess Capital Stock in April 2006
The FHLBank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), beginning January 1, 2004. Under SFAS 150, a member’s FHLBank capital stock meets the definition of mandatorily redeemable capital stock when a member submits a written redemption request or withdrawal notice for its capital stock, or when a member attains nonmember status by merger or acquisition, charter termination or involuntary termination of membership.
As of April 19, 2006, we had $469.8 million of SFAS 150 capital stock, of which $381.4 million was excess capital stock held by nonmembers, $43.4 million was required capital stock held by nonmembers, and $45.0 million was excess capital stock held by one member. Per the GLB Act and current Finance Board Regulations, we must redeem all of the stock that is then excess at the end of a five-year waiting period, and we are permitted to repurchase any or all of the excess stock sooner, as long as we meet all our regulatory and policy requirements.
At its February meeting, our Board of Directors voted to authorize management to do an early repurchase of nonmembers’ SFAS 150 excess stock, in a time and manner that would enable the FHLBank to continue meeting all its regulatory and policy requirements and to continue smooth operations and service to our members. At its April 20, 2006 meeting, the Board voted to exercise the FHLBank’s right to immediately repurchase the SFAS 150 excess stock of our nonmembers. After giving required notice, we repurchased $378.7 million of such stock on April 27, 2006. (We did not repurchase $2.7 million of one nonmember’s excess stock at the request of the Finance Board due to unresolved issues related to the status of this institution’s withdrawal from membership.)
In deciding on this action, management and the Board considered the FHLBank’s liquidity position and capital-to-assets ratio, both currently and after the repurchase. Also taken into consideration were the objectives and application of our Capital Plan, the ability to continue growing regulatory capital through stock dividends, the ability to continue paying competitive dividends, potential rating agency concerns, the expected growth of Mission Asset Activity, and our market risk exposure. The Board concluded that the immediate repurchase of the SFAS 150 excess capital stock would not have a material impact on our ability to manage our liquidity at adequate levels, under both normal and stressful business operations, or to maintain an adequate capital-to-assets ratio. Concurrent with the decrease in capital from this repurchase, we reduced our liquidity investment position to maintain the regulatory capital-to-assets ratio in a range consistent with the recent average regulatory ratio, while at the same time preserving a continued adequate base of liquidity to support our Mission Asset Activity and meet financial obligations as they come due.
Management and the Board also considered the fact that, because this stock is not available to capitalize Mission Asset Activity, it carries less flexibility than member capital stock and is able to capitalize only liquidity investments and mortgage-backed securities. We currently expect the repurchased stock to be replaced over time with capital stock dividends or member purchases of stock to capitalize Mission Asset Activity, unless the proposed Capital Rule is implemented.

This repurchase is expected to moderately decrease net income and the ROE on a GAAP basis. At current interest rate levels and assumptions for incremental asset spreads and the accrual rate on the SFAS 150 capital stock, annual net income is expected to decrease approximately $5 million and the ROE by approximately 0.10 percentage points. However, the repurchase is expected to increase the dividend rate payable by 0.05 to 0.15 percentage points, depending on the level of interest rates, capital leverage, and incremental asset spreads. In general, earnings from our ability to leverage and invest an incremental amount of regulatory capital stock is lower than the returns earned on the entire balance sheet.
Change in Policy of Declaring Dividends
At its April 20, 2006 meeting, our Board adopted a new dividend declaration policy. Previously, dividends had been declared in the last month of a quarter, and paid on the last day of the quarter, based on that quarter’s estimated earnings and estimated average capital stock balances. Effective with the new policy, dividends will be declared and paid after the close of a calendar quarter based on the quarter’s actual earnings and average stock balances. Thus, any dividend declared during the second quarter of 2006 will be based on actual earnings and average stock balances in the first quarter of 2006. The Board believes this change will remove any uncertainty involved in declaring dividends based on estimated earnings.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
The primary external factors that affect our net interest income are the general state of the economy, especially in the Fifth District states, trends in the financial condition of our members, and market interest rates. The economy has been growing moderately for several years. After expanding 4.2 percent in 2004 and 3.5 percent in 2005, inflation-adjusted Gross Domestic Product (GDP) grew in the first quarter of 2006 by an advanced estimate of 4.8 percent.
Our Advance demand tends to correlate positively with members’ loan growth and inversely with their deposit growth. Loan growth of Fifth District financial institutions was 3.1 percent in 2003, 10.6 percent in 2004, and 4.2 percent in 2005. Their deposit growth was 3.2 percent in 2003, 3.9 percent in 2004, and 3.4 percent in 2005. An imbalance between loan and deposit growth would be expected to affect Advance demand. This was possibly a cause of 2004’s record peak in Advances, while the relatively smaller imbalances in 2005 and the first quarter of 2006 may have contributed to the relatively slow growth rates and absence of sharp upward spikes in Advance balances in those periods.
The following table presents key market interest rates for the periods selected (obtained from Bloomberg L.P.).

	Quarter 1 2006		Year 2005		Quarter 1 2005
	Average	Ending	Average	Ending	Average	Ending

Overnight Federal Funds Target	4.43%	4.75%	3.19%	4.25%	2.44%	2.75%
3-month LIBOR	4.76	5.00	3.56	4.54	2.84	3.12
2-year LIBOR	5.01	5.28	4.23	4.85	3.81	4.19
5-year LIBOR	5.03	5.30	4.48	4.88	4.28	4.62
10-year LIBOR	5.09	5.39	4.73	4.94	4.69	4.94
2-year U.S. Treasury	4.59	4.82	3.84	4.40	3.43	3.78
5-year U.S. Treasury	4.53	4.81	4.04	4.35	3.88	4.17
10-year U.S. Treasury	4.56	4.85	4.28	4.39	4.29	4.48
15-year mortgage current coupon (1)	5.40	5.67	4.93	5.31	4.74	5.02
30-year mortgage current coupon (1)	5.81	6.02	5.39	5.76	5.25	5.49

(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.
The trends in 2004 and 2005 of rising short-term interest rates and flatter market yield curves continued in the first quarter of 2006. On some days in the first quarter, yield curves were inverted between certain maturity points. After longer-term interest rates showed a slight upward trend in 2004 and 2005 with up and down movements contained in a relatively narrow range, they showed a more pronounced upward trend in the first quarter 2006.
These changes in the level of interest rates and the shape of the yield curve affected our market risk exposure profile and our earnings trends in the following ways. These are discussed in more detail in the “Components of Net Interest Income” and

“Segment Information” sections of “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management”:
▪	earnings increased from the investment of interest-free capital in a higher interest rate environment;

▪	earnings increased from funding overnight Advances, which repriced faster into the higher interest rate environment than their funding, with one week to one month liabilities;
▪	earnings increased from a reduction in SFAS 91 net amortization because actual and projected mortgage prepayment speeds slowed in response to higher long-term interest rates;

▪	earnings decreased from partially funding long-term assets with short-term liabilities that had higher rates of interest;

▪	earnings decreased from the continuation of narrow spreads between the book yields of new mortgage assets and the cost of new Consolidated Obligations, in part corresponding to the flatter yield curve;

▪	earnings decreased from replacing maturing long-term unswapped Consolidated Obligations that had relatively low rates with higher rate liabilities;

▪	we continued to maintain a modest market risk exposure to potential changes in long-term interest rates, in part because the flatter yield curve lowered the opportunity cost of doing so; and

▪	earnings decreased nominally because the amount of assets under the Mortgage Purchase Program relative to the amount of capital decreased, in part because of the generally higher rates on these loans compared to the historical lows reached in 2002 and 2003.

ANALYSIS OF FINANCIAL CONDITION
Introduction: Asset Composition and Trends in Mission Asset Activity
The tables below and on the next page present ending and average balance data for asset composition, dollar changes in balances, and percentage changes of balances for major asset categories for the periods selected. Please reference these tables in the subsequent discussion of the analysis of asset trends.
Asset Composition — Ending Balances (Dollars in millions)

	March 31, 2006		December 31, 2005		March 31, 2005		March 31, 2006
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2005		March 31, 2005
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$42,837	54.2%	$40,157	52.0%	$44,800	55.6%	$2,680	6.7%	$(1,963)	(4.4)%
Other items (1)	15	—	105	0.2	200	0.3	(90)	(85.7)	(185)	(92.5)

Total book value	42,852	54.2	40,262	52.2	45,000	55.9	2,590	6.4	(2,148)	(4.8)
Mortgage loans held for portfolio
Principal	8,334	10.5	8,324	10.8	8,008	10.0	10	0.1	326	4.1
Other items	91	0.1	94	0.1	92	0.1	(3)	(3.2)	(1)	(1.1)

Total book value	8,425	10.6	8,418	10.9	8,100	10.1	7	0.1	325	4.0

Investments

Mortgage-backed securities
Principal	12,394	15.7	12,240	15.9	12,060	15.0	154	1.3	334	2.8
Other items	1	—	7	—	20	—	(6)	(85.7)	(19)	(95.0)

Total book value	12,395	15.7	12,247	15.9	12,080	15.0	148	1.2	315	2.6
Short-term money market
Principal	15,104	19.1	15,927	20.6	15,054	18.7	(823)	(5.2)	50	0.3
Other items	(9)	—	(4)	—	(3)	—	(5)	(125.0)	(6)	(200.0)

Total book value	15,095	19.1	15,923	20.6	15,051	18.7	(828)	(5.2)	44	0.3
Other long-term investments	28	—	31	—	34	—	(3)	(9.7)	(6)	(17.6)

Total investments	27,518	34.8	28,201	36.5	27,165	33.7	(683)	(2.4)	353	1.3

Total earning assets	78,795	99.6	76,881	99.6	80,265	99.7	1,914	2.5	(1,470)	(1.8)
Other assets	340	0.4	299	0.4	261	0.3	41	13.7	79	30.3

Total assets	$79,135	100.0%	$77,180	100.0%	$80,526	100.0%	$1,955	2.5	$(1,391)	(1.7)

Other Business Activity (Notional)

Letters of Credit	$1,420		$1,406		$1,432		$14	1.0	$(12)	(0.8)

Mandatory Delivery Contracts	$87		$39		$50		$48	123.1	$37	74.0

Total Mission Asset Activity (2)
(Principal and Notional)	$52,678	66.6%	$49,926	64.7%	$54,290	67.4%	$2,752	5.5	$(1,612)	(3.0)

(1)	The majority of these balances are SFAS 133-related basis adjustments.

(2)	Includes Advances, mortgage loans held for portfolio, Letters of Credit and Mandatory Delivery Contracts.

Asset Composition — Average Balances (Dollars in millions)

	Three Months Ended		Year Ended		Three Months Ended		March 31, 2006
	March 31, 2006		December 31, 2005		March 31, 2005		Change From		Change From
		% of		% of		% of	Year Ended		Three Months Ended
		Total		Total		Total	December 31, 2005		March 31, 2005
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$45,734	56.7%	$44,840	56.5%	$45,417	56.4%	$894	2.0%	$317	0.7%
Other items (1)	77	0.1	234	0.3	326	0.4	(157)	(67.1)	(249)	(76.4)

Total book value	45,811	56.8	45,074	56.8	45,743	56.8	737	1.6	68	0.1

Mortgage loans held for portfolio
Principal	8,328	10.4	8,347	10.5	8,141	10.1	(19)	(0.2)	187	2.3
Other items	91	0.1	95	0.1	96	0.1	(4)	(4.2)	(5)	(5.2)

Total book value	8,419	10.5	8,442	10.6	8,237	10.2	(23)	(0.3)	182	2.2

Investments

Mortgage-backed securities
Principal	12,298	15.3	11,906	15.0	11,744	14.6	392	3.3	554	4.7
Other items	4	—	17	—	22	—	(13)	(76.5)	(18)	(81.8)

Total book value	12,302	15.3	11,923	15.0	11,766	14.6	379	3.2	536	4.6

Short-term money market
Principal	13,742	17.0	13,652	17.2	14,531	18.1	90	0.7	(789)	(5.4)
Other items	(3)	—	(3)	—	(3)	—	—	—	—	—

Total book value	13,739	17.0	13,649	17.2	14,528	18.1	90	0.7	(789)	(5.4)
Other long-term investments	29	—	33	0.1	35	—	(4)	(12.1)	(6)	(17.1)

Total investments	26,070	32.3	25,605	32.3	26,329	32.7	465	1.8	(259)	(1.0)

Loans to other FHLBanks	21	—	14	—	11	—	7	50.0	10	90.9

Total earning assets	80,321	99.6	79,135	99.7	80,320	99.7	1,186	1.5	1	—

Other assets	296	0.4	255	0.3	248	0.3	41	16.1	48	19.4

Total assets	$80,617	100.0%	$79,390	100.0%	$80,568	100.0%	$1,227	1.5	$49	0.1

Other Business Activity (Notional)

Letters of Credit	$1,454		$1,414		$1,463		$40	2.8	$(9)	(0.6)

Mandatory Delivery Contracts	$83		$134		$58		$(51)	(38.1)	$25	43.1

Total Mission Asset Activity (2)
(Principal and Notional)	$55,599	69.0%	$54,735	68.9%	$55,079	68.4%	$864	1.6	$520	0.9

(1)	The majority of these balances are SFAS 133-related basis adjustments.

(2)	Includes Advances, mortgage loans held for portfolio, Letters of Credit and Mandatory Delivery Contracts.
A key component of our business plan is to expand the amount of our Mission Asset Activity with members. Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of Letters of Credit;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
We define non-mission assets as other assets, the non-principal balances (i.e., “Other items” in the table above) of Advances and Mortgage Loans Held for Portfolio, and investments. We do not consider these items to be Mission Asset Activity because they do not represent transactions made with members and are not the basis for determining market risk and credit risk from holding assets. These other items include SFAS 133 basis adjustments, premium and discount balances, and other adjustments to principal in order to arrive at book values recorded on the Statements of Condition. Although investments do not represent Mission Asset Activity, they are important in helping us fulfill our mission by, for example, providing liquidity and augmenting dividend payments.
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
The daily average dollar amount of total Mission Asset Activity in the first quarter of 2006 was less than $1.0 billion above that in both the first quarter of 2005 and all of 2005. For all three periods, the amount of Mission Asset Activity averaged approximately 69 percent of total assets. The first quarter 2006 ending balance of Mission Asset Activity was $2,752 million (5.5 percent) higher than at year-end 2005, but $1,612 million (3.0 percent) lower than at the end of the first quarter of 2005. These amounts reflect generally lower Advance balances during the last eight months of 2005, due primarily to actions of several large asset members to restructure their liability positions and to merger activity involving two of our larger (former) members. The dollar balances in the Mortgage Purchase Program were relatively stable.
Credit Services
As presented in the asset composition table above, the annual average principal balance of Advances outstanding to members in the first quarter of 2006 was $45,734 million, an increase of $894 million (2.0 percent) from the 2005 average and an increase of $317 million (0.7 percent) from the first quarter 2005 average. The principal balance at March 31, 2006 was $42,837 million, a gain of $2,680 million (6.7 percent) from the end of 2005 but a reduction of $1,963 million (4.4 percent) from March 31, 2005. Average and ending balances in the Letters of Credit program were relatively stable in the range between $1,400 million and $1,500 million.
The table below presents information on Advance balances by major program type for the dates selected.

(Dollars in millions)	March 31, 2006		December 31, 2005		March 31, 2005
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$6,835.7	16.0%	$6,879.8	17.1%	$10,234.0	22.8%
LIBOR	22,936.7	53.5	19,059.2	47.5	20,313.4	45.3

Total	29,772.4	69.5	25,939.0	64.6	30,547.4	68.1
Long-Term Fixed Rate(2)
Regular Fixed-Rate	4,532.7	10.6	4,901.1	12.2	4,390.7	9.8
Convertible/Putable Rate	6,087.7	14.2	6,793.7	16.9	7,387.7	16.5
Mortgage-Related	2,035.5	4.7	2,088.2	5.2	2,138.7	4.9

Total	12,655.9	29.5	13,783.0	34.3	13,917.1	31.2
Other Advances	409.0	1.0	435.1	1.1	335.4	0.7

Total Advances Principal	42,837.3	100.0%	40,157.1	100.0%	44,799.9	100.0%

Other Items	15.3		104.5		199.6

Total Advances Book Value	$42,852.6		$40,261.6		$44,999.5

(1)	As a percentage of total Advances principal.

(2)	Excludes the effects of related interest rate swaps executed to hedge these Advances.
REPO/Cash Management and LIBOR Advances normally have the most fluctuation among the various Advance programs. Most of the daily volatility in Advances’ principal balances occurs from the REPO program. These short-term/adjustable-rate programs tend to be utilized disproportionately by our larger borrowers. Therefore, they tend to have significantly volatile balances, especially at month ends and quarter ends when some members may manage their wholesale borrowings based on activities and strategies in other parts of their balance sheets. They also tend to have materially lower spreads than other Advance programs due to competitive forces.
We believe the volatility of Advance balances reflects the ability of members to quickly and efficiently change their usage of Advances without onerous financial cost and indicates a significant way we provide membership value. The volatility also presents a challenge to manage this component of Mission Asset Activity, to manage our capital position and capital requirements under our Capital Plan, and to balance Advance pricing with generating a competitive return on capital. A significant amount of Advance volatility also requires us to maintain a sizable money market liquidity portfolio.

The following tables present for the dates selected the Advance principal balances and related weighted average interest rates for the five borrowers with the largest Advance principal balances. They include any known affiliates that are members of the FHLBank.

	March 31, 2006
(Dollars in millions)	Ending	Weighted Average
	Balance	Interest Rate
Charter One Bank, N.A. (1)	$11,325	4.69%
U.S. Bank, N.A.	4,374	4.76
Fifth Third Bank	4,047	4.64
Ohio Savings Bank	3,426	4.72
National City Bank	2,058	4.93

Total of Top 5	$25,230	4.72

Total Advances (Principal)	$42,837	4.72

Top 5 Percent of Total	59%

	December 31, 2005
(Dollars in millions)	Ending	Weighted Average
	Balance	Interest Rate
Charter One Bank, N.A. (1)	$9,876	4.28%
Ohio Savings Bank	3,878	4.20
U.S. Bank, N.A.	3,621	4.36
Fifth Third Bank	3,045	4.39
National City Bank	2,008	4.62

Total of Top 5	$22,428	4.32

Total Advances (Principal)	$40,157	4.38

Top 5 Percent of Total	56%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is also a director of the FHLBank. Advances made to Charter One Bank were on the same terms and rates available to other members with similar financial conditions.
The top five borrowers held 59 percent of Advances at March 31, 2006, up three percent from the end of 2005, while the top 25 borrowing members held approximately 80 percent. Both of these concentration ratios have been steady in recent years. While the makeup of the top borrowers has fluctuated, there was no change in the composition of our top five borrowers between the end of 2005 and March 31, 2006. Having a substantial amount of Advances outstanding with larger members enables us to secure operating volume efficiencies, enhance the amount of capital leverage, increase dividend returns to all members within the context of our mission objectives, and provide competitively priced Advances to all members.
At March 31, 2006, the top five largest borrowing members had a 4.72 percent weighted average Advance interest rate, which was the same for all Advances (excluding, in each case, the effect of interest rate swaps). The borrowing interest rate for the top five members has increased over the last two years in the environment of rising short-term interest rates and a flatter yield curve, more so than the borrowing rate of all borrowers. The top borrowers tend to utilize our short-term and adjustable-rate Advance programs to a greater degree.
The total weighted average interest rates for all Advances shown in the tables above do not agree to the Average Balance Sheet and Yield/Rate table in the “Net Interest Income” section of “Results of Operations.” This is because the above rates exclude the effect of interest rate swaps on net Advance income, exclude the effect of non-principal balances, and are as of period-ends instead of period averages.

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
Continuing a trend from 2004 and 2005, the Mortgage Purchase Program in the first quarter of 2006 maintained essentially stable balances. The average principal balance outstanding in the first quarter of 2006 was $8,328 million, which was a reduction of $19 million from the 2005 average and a gain of $187 million (2.3 percent) from the first quarter 2005 average. The $8,334 million principal outstanding at March 31, 2006 was only $10 million higher than year-end 2005 and $326 million (4.1 percent) higher than March 31, 2005.
Principal balances reached a high of $8,722 million in August 2005, but fell by $398 million thereafter until the end of the year. The reasons for the decrease in the last four months of 2005 and essentially stable balance in the first three months of 2006 included higher coupons on fixed-rate mortgages, a slowdown in refinancing activity, an increase in originations of non-fixed rate mortgages, interest-only loans and balloon mortgages (all of which we are not permitted to purchase by Finance Board Regulations), and the fact that our largest Participating Financial Institution (PFI) chose to slow mortgage sales rather than increase stock purchases under the provisions of our Capital Plan. We believe the Program’s recent trend of a slower growth rate is consistent with our cooperative business model and Capital Plan, and with a prudent expansion of this Mission Asset program from a market risk perspective.
The following table presents as of March 31, 2006 the allocation of unpaid principal balances and Mandatory Delivery Contracts according to their mortgage note rates and the original final maturities. All but $42.8 million of FHA loans had 30-year final maturities. Therefore, approximately 77 percent of Mortgage Purchase Program loans had 30-year final maturities. The allocation of loans indicated in the table was essentially stable from 2005.
(Dollars in millions)

March 31, 2006	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

4.00 – 4.50 Percent	$—	$—	$0.8	$0.8	$—	$0.8
> 4.50 – 5.00 Percent	0.3	1.1	390.3	391.7	1.6	393.3
> 5.00 – 5.50 Percent	247.8	136.3	792.9	1,177.0	146.8	1,323.8
> 5.50 – 6.00 Percent	2,852.4	180.5	312.6	3,345.5	746.6	4,092.1
> 6.00 – 6.50 Percent	1,319.2	40.7	51.6	1,411.5	715.4	2,126.9
> 6.50 Percent	257.0	4.4	13.1	274.5	209.7	484.2

Total Unpaid Principal	$4,676.7	$363.0	$1,561.3	$6,601.0	$1,820.1	$8,421.1

Percent of Total	55.5%	4.3%	18.6%	78.4%	21.6%	100.0%
Weighted Average
Mortgage Note Rate	5.87%	5.59%	5.22%	5.70%	5.94%	5.75%
Weighted Average
Loan Age (in months)	20	28	29	22	31	24
As shown in the following table, the amount of unpaid principal balances supplied by members supplying 10 percent or more of the total was essentially unchanged between the end of 2005 and March 31, 2006.

	March 31, 2006		December 31, 2005
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total
National City Bank	$4,567	55%	$4,530	54%
Union Savings Bank	2,193	26	2,207	27

Total	$6,760	81%	$6,737	81%

As of March 31, 2006, we had approved 119 members as PFIs. As the Program grows and matures and as additional members become PFIs and deliver loans to us, we expect the concentration of balances among PFIs to somewhat subside. However, we expect the Program will continue to be concentrated among several PFIs given the distribution of member assets in the Fifth District. As with Advances, having a substantial amount of Mortgage Purchase Program loans from larger members enables us to secure operating volume efficiencies and obtain sufficient profitability from the Program. This ultimately benefits our smaller members for whom the Program is primarily intended. Historically, these members often have lacked access to a price-competitive secondary market in which they can sell their mortgage loans on favorable terms.

Indicative initial net spreads to market-risk adjusted funding costs on new Mandatory Delivery Contracts continued to be narrow, on an historical comparison, in the first quarter of 2006. Spreads on loans in the Mortgage Purchase Program tend to be the most volatile of any of our assets, which increases the importance of managing the Program’s market risk profile. They also tend to be, on average, the most profitable assets we purchase.
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
The book balance of money market investments averaged $13.74 billion in the first quarter of 2006, virtually the same as all of 2005 and only $0.79 billion less than the average for the first quarter of 2005. The balance was $15.10 billion on March 31, 2006, similar to the balance at year-end 2005 and March 31, 2005. The higher ending balances at these period ends compared with the average balances reflect our offsetting the normal drop-off of Advance balances experienced at quarter ends.
The availability of an adequate-sized money market liquidity portfolio is particularly important in managing the volatility in REPO Advance balances. Most REPO balances have overnight maturities, compared to the funding of this Advance program, which tends to be concentrated in Consolidated Discount Notes that have term maturities (i.e., more than overnight but less than one-month). Because REPO balances can fluctuate substantially on a daily basis, we use maturities in the money market portfolio to assist in providing funding and liquidity when REPO Advances increase and in providing an asset source to absorb REPO paydowns until the underlying term Discount Notes mature. The ability to have an adequate-sized money market liquidity portfolio also is supported by membership stock balances and a portion of our excess capital stock.
Mortgage-backed securities comprise most of the held-to-maturity securities and all trading securities on the Statements of Condition. We currently invest in the mortgage-backed securities of GSEs and government agencies and in a small amount of residential mortgage securities with private-label institutions, the latter of which carry increased subordination. On their trade dates, all of our securities were rated Aaa by Moody’s and/or AAA by Standard & Poor’s.
In the first three months of 2006 we continue to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital permitted by Finance Board Regulation. The book balance of mortgage-backed securities on March 31, 2006 was $12,395 million, an increase of $315 million (2.6 percent) from March 31, 2005. The following table presents for the dates selected the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer.

(In millions)	March 31, 2006	December 31, 2005
Security Type
Collateralized mortgage obligations	$6,584.8	$6,458.7
Pass-throughs (1)	5,809.0	5,780.9

Total	$12,393.8	$12,239.6

Collateral Type
15-year collateral	$7,823.0	$7,898.7
30-year collateral	4,570.8	4,340.9

Total	$12,393.8	$12,239.6

Issuer
GSE residential mortgage-backed securities	$11,885.8	$11,707.7
Agency residential mortgage-backed securities	45.5	51.6
Private-label residential mortgage-backed securities	462.5	480.3

Total	$12,393.8	$12,239.6

(1)	$5.7 million and $6.1 million of the pass-throughs were 30-year adjustable-rate mortgages at March 31, 2006 and year-end 2005, respectively. All others were 15-year fixed-rate pass-throughs.

Decisions on the allocation of mortgage-backed securities among security types and collateral types are based on relative risk/return differences and the desirability of portfolio diversification. Almost the entire mortgage-backed securities portfolio, except for $9.4 million at March 31, 2006, consisted of fixed-rate mortgages, which are not subject to periodic or lifetime caps or changes in structure from fixed rate to adjustable rate as in hybrid adjustable-rate mortgages. Over the past ten years, we have not invested in any adjustable-rate mortgages. We have never invested in asset-backed securities, or mortgages backed by home equity loans or manufactured housing loans, because we believe they tend to have an unfavorable risk/return tradeoff. We also historically have not invested heavily in private-label securities due to our judgment that the additional yield is generally not sufficient to compensate us for the additional credit risk exposure. At March 31, 2006, we held $462.5 million in principal value of these securities, or 3.7 percent of total mortgage-backed security principal.
Separately from the mortgage-backed securities portfolio, we have invested in a small amount of AAA-rated taxable municipal bonds issued by state housing finance agencies. The book value of these securities totaled $27.9 million on March 31, 2006.
Consolidated Obligations
The table below presents for the periods selected the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2006		December 31, 2005		March 31, 2005
	Ending	Average	Ending	Average	Ending	Average
(In millions)	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$17,674	$20,325	$17,634	$21,778	$22,723	$22,839
Discount	(44)	(46)	(56)	(49)	(40)	(41)

Total Consolidated Discount Notes	17,630	20,279	17,578	21,729	22,683	22,798

Consolidated Bonds:
Unswapped fixed-rate	26,811	26,818	26,728	25,712	25,025	24,901
Unswapped adjustable-rate	3,265	3,046	2,770	2,507	1,960	2,017
Swapped fixed-rate	25,508	24,692	24,368	23,581	24,975	24,929

Total Par Consolidated Bonds	55,584	54,556	53,866	51,800	51,960	51,847

Other items (1)	(402)	(354)	(346)	(269)	(325)	(207)

Total Consolidated Bonds	55,182	54,202	53,520	51,531	51,635	51,640

Total Consolidated Obligations (2)	$72,812	$74,481	$71,098	$73,260	$74,318	$74,438

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $935,828 and $937,460 at March 31, 2006 and December 31, 2005, respectively.
Consolidated Discount Notes are issued to fund short-term Advances, adjustable-rate Advances, Convertible Rate and Putable Rate Advances, short-term money market investments, and certain long-term assets as part of our management of the market risk/return profile. The par balances of Discount Notes at year-end 2005 and March 31, 2006 were relatively stable, as were the average balances between the first quarter of 2006 and all of 2005. The ending and average par balances were moderately lower for the first quarter of 2006 compared to the first quarter of 2005; these differences reflect normal volatility in this liability and were offset by increases in unswapped fixed-rate and adjustable-rate Consolidated Bonds between the two quarters.
LIBOR swapped fixed-rate Bonds and unswapped LIBOR-indexed adjustable-rate Bonds are issued to create adjustable-rate sub-LIBOR funding to finance primarily LIBOR-indexed adjustable-rate Advances. The differences in their balances in the periods selected in the table above reflected normal volatility in related Advance balances, as well as changes in relative spreads of swapped Bonds compared to Discount Notes.

The par balance outstanding at March 31, 2006 of unswapped fixed-rate Bonds increased only $83 million compared to the end of 2005. We use these Bonds to fund long-term unswapped fixed-rate assets and to hedge their market risk. The small increase in balances reflected the minor growth in mortgage asset balances and the decrease in balances of long-term regular fixed-rate Advances.
In the first quarter of 2006, we settled $5.68 billion of Consolidated Bonds and $3.97 billion matured or were called. All of our Bonds issued and outstanding in the first quarter of 2006, as well as the previous three years, had “plain-vanilla” interest terms; none of them were step-up, inverse floating rate, convertible, or zero coupon Bonds.
The following table shows the allocation at March 31, 2006 of unswapped fixed-rate Consolidated Bonds according to their final remaining maturity and next call date (for callable Bonds). This allocation did not change materially from year-end 2005.

	Year of Maturity				Year of Next Call
(In millions)	Callable	Non-Callable	Amortizing	Total	Callable

Due in 1 year or less	$545	$3,335	$5	$3,885	$9,109
Due after 1 year through 2 years	1,714	4,600	5	6,319	110
Due after 2 years through 3 years	1,285	1,690	5	2,980	40
Due after 3 years through 4 years	975	2,565	6	3,546	25
Due after 4 years through 5 years	970	1,826	6	2,802	—
Thereafter	3,795	3,175	309	7,279	—

Total	$9,284	$17,191	$336	$26,811	$9,284

These Bonds are distributed relatively smoothly throughout the maturity spectrum. Twenty-seven percent ($7,279 million) have final remaining maturities greater than five years. This amount of long-term bonds enables us to hedge the extension risk of long-term mortgage assets. Thirty-five percent ($9,284 million) have call options enabling us, in favorable interest rate environments, to retire the Bonds and, if appropriate for balance sheet management, replace them with lower cost debt. The call options assist us in managing the prepayment volatility of mortgage assets. Ninety-eight percent of these Bonds have next call dates within 12 months, and 97 percent of them were callable daily after an initial lockout period. Daily call options provide us with ample flexibility in managing the market risk exposure of our mortgage asset holdings.
A small portion of Bonds, called amortizing prepayment-linked securities (APLS), have a stated final maturity and principal paydowns/prepayments referenced from scheduled paydowns and prepayments of selected mortgage-backed securities. APLS benefit our management of extension and contraction risk associated with owning mortgage assets because they are expected to provide closer matching of cash flows, durations, and market value sensitivities in different interest rate environments than nonamortizing Bonds. They also can possibly enable us to earn higher net portfolio spreads. At March 31, 2006, our APLS had $336 million of remaining par value outstanding, with original maturities of seven years and ten years.
In the table above, the APLS are listed according to their scheduled amortization of principal, assuming no prepayments of the reference securities and a flat rate scenario. The table below presents, as of March 31, 2006, the APLS’ projected principal paydowns assuming projected monthly prepayment speeds of the reference securities obtained from our primary prepayment model for selected interest rate shock scenarios (in basis points).

(In millions)	Down 100	Flat Rates	Up 100

Year
Due in 1 year or less	$70	$18	$15
Due after 1 years through 2 years	66	23	19
Due after 2 years through 3 years	37	26	23
Due after 3 years through 4 years	29	29	25
Due after 4 years through 5 years	24	28	27
Thereafter	110	212	227

Total	$336	$336	$336

Finance Board Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Consolidated Obligations. The following table shows our compliance with this requirement at the dates selected.

(In millions)	March 31, 2006	December 31, 2005
Total Par Value Eligible Assets	$78,700	$76,684
Total Par Value Consolidated Obligations	(73,258)	(71,501)

Excess Eligible Assets	$5,442	$5,183

From time to time, an FHLBank may voluntarily transfer Obligations to another FHLBank. There are no formal arrangements governing the transfer of Obligations between the FHLBanks. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day the transfer is traded) that was originally issued by another FHLBank. During the first quarter of 2006, we did not acquire any Obligations from another FHLBank. We have never transferred any of our Obligations to another FHLBank.
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
The table below shows ending and average balances of our various deposit programs for the dates indicated.

(Dollars in millions)	March 31, 2006			December 31, 2005			March 31, 2005
	Ending Balance		Average	Ending Balance		Average	Ending Balance		Average
	Amount	Percent	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Term Deposits	$84.0	7.7%	$79.6	$60.4	6.6%	$148.5	$167.4	15.7%	$151.8
Overnight Deposits	542.1	49.8	498.0	444.9	48.9	445.2	444.6	41.6	451.7
Demand Deposits	449.5	41.3	330.7	391.4	43.0	388.4	441.5	41.3	393.3
Other Deposits	12.7	1.2	13.7	13.8	1.5	15.9	14.7	1.4	14.6

Total Deposits	$1,088.3	100.0%	$922.0	$910.5	100.0%	$998.0	$1,068.2	100.0%	$1,011.4

Derivatives Hedging Activity
Use of derivatives to mitigate market risk is discussed in the “Use of Derivatives in Risk Management” section.
Liquidity and Contractual Obligations
Sources and uses of liquidity, liquidity risk management, and contractual obligations outstanding are discussed in the “Liquidity Risk and Contractual Obligations” section.

Capital Resources
Capital Position
The following tables present our GAAP and regulatory capital and capital-to-assets ratios for the periods selected. Regulatory capital includes SFAS 150-related capital stock while GAAP capital does not.

	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2006		December 31, 2005		March 31, 2005
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,552.7	$3,503.8	$3,503.5	$3,595.5	$3,834.6	$3,792.6
SFAS 150-Related Stock	424.3	418.7	418.4	256.6	43.2	42.6

Regulatory Capital Stock	3,977.0	3,922.5	3,921.9	3,852.1	3,877.8	3,835.2
Retained Earnings	217.7	229.7	207.7	200.9	176.3	186.3

Regulatory Capital	$4,194.7	$4,152.2	$4,129.6	$4,053.0	$4,054.1	$4,021.5

     GAAP and Regulatory Capital-to-Assets Ratios

	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2006		December 31, 2005		March 31, 2005
	GAAP	Regulatory	GAAP	Regulatory	GAAP	Regulatory
Average	4.63%	5.15%	4.78%	5.11%	4.93%	4.99%
Period End	4.76	5.30	4.81	5.35	4.98	5.03
We continued to demonstrate ample compliance with our capital leverage requirements. The lower average and ending GAAP capital-to-asset ratios in the first quarter of 2006 compared to the first quarter of 2005, and the difference between the GAAP and regulatory capital-to-asset ratios at March 31, 2006 and year-end 2005, reflected the increase in SFAS 150 capital stock later in 2005. The increase in SFAS 150 capital stock occurred because two relatively large members merged into non-Fifth District financial institutions during the second quarter of 2005.
The following table presents changes in our regulatory capital stock balances between December 31, 2005 and March 31, 2006. All of the increase in regulatory capital stock was due to the stock dividend paid in the first quarter of 2006.

(In millions)
Regulatory stock balance at December 31, 2005	$3,921.9
Stock purchases:
Membership stock	0.2
Activity stock	0.3
Stock dividend	55.5
Stock repurchases:
Excess stock redemption requests	(0.9)
Other stock repurchases	—

Regulatory stock balance at March 31, 2006	$3,977.0

The following table presents for the dates selected the amount of FHLBank cooperative excess stock, the amount of capital stock utilized cooperatively by members to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with the cooperative capital stock.

(In millions)	March 31, 2006	December 31, 2005
FHLBank available cooperative excess stock	$717.4	$806.2

Cooperative utilization of capital stock	$285.5	$281.4

Mission Asset Activity capitalized with cooperative stock	$7,138.0	$7,035.0

The reduction in the amount of FHLBank cooperative excess stock available to capitalize additional Mission Asset Activity was the result of the growth in Advances. As permitted under the terms of our Capital Plan, each member may utilize its own excess stock to capitalize its additional Mission Asset Activity and the FHLBank’s cooperative excess stock is available for members to cooperatively capitalize additional Mission Asset Activity, subject to our maintaining compliance with all of our capital requirements and safety and soundness.
Ownership of our capital stock is stratified across various institution types, as shown in the following table.

	Commercial	Thrifts and	Credit	Insurance
(In millions)	Banks	Savings Banks	Unions	Companies	Other (1)	Total
March 31, 2006	$2,802	$654	$77	$20	$424	$3,977
December 31, 2005	2,763	645	76	20	418	3,922

(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This stock is considered SFAS 150 capital stock.
The following tables list member institutions holding five percent or more of outstanding capital stock at the dates selected. The amounts include capital stock held by any known affiliates that are members of the FHLBank. These stockholders were also the top four Advance users.

(Dollars in millions)
March 31, 2006

	Capital	Percent of Total
Name	Stock	Capital Stock
Charter One Bank, N.A. (1)	$557	14.0%
U.S. Bank, N.A.	503	12.7
Fifth Third Bank	356	9.0
Ohio Savings Bank	205	5.1

Total	$1,621	40.8%

(Dollars in millions)
December 31, 2005

	Capital	Percent of Total
Name	Stock	Capital Stock
Charter One Bank, N.A. (1)	$549	14.0%
U.S. Bank, N.A.	496	12.6
Fifth Third Bank	351	9.0
Ohio Savings Bank	202	5.1

Total	$1,598	40.7%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is a director of the FHLBank.
The concentration of capital stock among these members was substantially less than the 59 percent concentration of Advances (as discussed in the “Credit Services” section). On March 31, 2006, the top 25 stockholders owned 77 percent of our regulatory capital stock, about the same percentage as the top 25 Advance borrowers.
In April 2006, the FHLBank repurchased $378.7 million of SFAS 150 excess capital stock held by nonmembers. See the “Primary Business Related Developments and Update on Risk Factors” section.
In March 2006, the Finance Board published for comment a proposed Capital Rule that would significantly change our management of capital. See “Primary Business Related Developments and Update on Risk Factors– Proposed Capital Rule.”

Retained Earnings
At March 31, 2006, stockholders’ capital stock investment in our company was supported by $218 million of retained earnings. This represented 5.5 percent of regulatory capital stock and 0.28 percent of total assets. The amount of retained earnings has increased significantly in the last five years, both in dollar amount and as a percentage of assets and capital stock. Retained earnings increased by $40 million in 2005 and $10 million in the first quarter of 2006, after increasing $75 million in 2004 and $27 million in 2003. We added to retained earnings in each quarter of 2005, 2004, and 2003. The current level of retained earnings exceeds by $58 million the $160 million target level in our Retained Earnings Policy and is $3 million above the high-end of the Policy’s range.
Membership Trends
On March 31, 2006, we had 739 member stockholders. During the first quarter of 2006, three institutions purchased their membership stock, while six were lost due to mergers, producing a net loss of three member stockholders. All of the six membership losses were merged with other Fifth District members. These modest fluctuations in Mission Asset Activity from membership changes are a normal part of our business operations.
The following table presents for the dates selected the number of member stockholders according to charter type.

	March 31, 2006	December 31, 2005
Commercial Banks	498	503
Thrifts and Savings Banks	141	141
Credit Unions	96	94
Insurance Companies	4	4

Total Member Stockholders	739	742

The table below presents for the dates selected a summary of member stockholders by asset size.

Member Asset Size (1)	March 31, 2006	December 31, 2005
Up to $100 million	289	288
> $100 up to $500 million	363	366
> $500 million up to $1 billion	45	45
> $1 billion	42	43

Total Member Stockholders	739	742

(1)	The membership numbers for both dates reflect members’ assets as of December 31, 2005.
On March 31, 2006, the composition of membership by state was Ohio with 313, Kentucky with 232, and Tennessee with 194.
RESULTS OF OPERATIONS
Summary of Earnings and Profitability
Net income in the first quarter of 2006 was $59.6 million, an increase of $8.8 million (17.2 percent) from the first quarter of 2005. The 6.48 percent ROE in the first quarter of 2006 was a gain of 1.30 percentage points compared to the same period in 2005 and 0.69 percentage points compared to all of 2005. We paid an annualized dividend rate in the first quarter of 2006 of 5.75 percent, an increase of 1.25 percentage points compared to the first quarter of 2005 and 0.75 percentage points compared to all of 2005. Because the ROE was in excess of the dividend paid, we were able to augment retained earnings in the first quarter of 2006 by $9.9 million.

The dividend rate paid in the first quarter of 2006 was 0.99 percentage points greater than the 4.76 percent average yield on 3-month LIBOR for the same quarter. This was compared to a difference of 1.66 percentage points in the first quarter of 2005 and 1.44 percentage points for all of 2005. The decrease in the dividend rate spread was consistent with our asset/liability profile in which earnings, excluding Advance prepayment fees, tend to increase with a lag to movements in short-term interest rates. We believe that, given our cooperative business structure, conservative risk profile and the nature of our Capital Plan, the dividend rate spread in the first quarter of 2006, while below our long-term target, continued to represent a competitive return on our members’ capital investment and to reflect normal cyclical trends around our Board of Directors’ long-term dividend payable target.
In April 2006, the Board of Directors approved a new policy under which future dividends will be declared based on actual earnings rather than estimated earnings. For discussion, see the section “Primary Business Related Developments and Update on Risk Factors.”
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
The following table is a summary income statement for the periods selected:

	Three Months Ended March 31,
(In thousands)	2006	2005
Net interest income	$92,309	$77,448

Net loss on trading securities	(12)	(45)
Net gain on derivatives and hedging activities	122	828
Other non-interest income	1,152	1,106

Total non-interest income	1,262	1,889

Total revenue	93,571	79,337

Total other expense	(11,830)	(10,129)
Assessments	(22,171)	(18,400)

Net income	$59,570	$50,808

ROE was composed of the contributions from the categories in the following table. Each percentage is computed as the income or expense for the category divided by the average amount of equity for the respective period. The effect of the REFCORP and Affordable Housing Program assessments is pro-rated within each category.

	Three Months Ended March 31,
	2006	2005
Net interest income	7.32%	5.80%

Net loss on trading securities	—	—
Net gain on derivatives and hedging activities	0.01	0.06
Other non-interest income	0.09	0.08

Total non-interest income	0.10	0.14

Total revenue	7.42	5.94

Total other expense	(0.94)	(0.76)

Total ROE	6.48%	5.18%

The following table shows the changes in the components of earnings:

	Change for the Three Months
	Ended March 31,
(Dollars in thousands)	2006 vs. 2005
	Amount	Percent

Total interest income	$282,333	44.7%
Total interest expense	267,472	48.3

Net interest income	14,861	19.2
Service fees	(120)	(27.6)
Net loss on trading securities	33	73.3
Net gain on derivatives and hedging activities	(706)	(85.3)
Other, net	166	24.7

Total non-interest income	(627)	(33.2)
Salaries and benefits	1,065	20.4
Other operating expenses	(142)	(4.7)
Finance Board	(32)	(3.9)
Office of Finance	52	8.0
Other expenses	758	180.5

Total other expenses	1,701	16.8
Affordable Housing Program	1,580	27.7
REFCORP	2,191	17.2

Total assessments	3,771	20.5

Net income	$8,762	17.2

Almost 100 percent of the increase in the level of profitability occurred, as expected, from a $14.9 million increase (19.2 percent) in net interest income, which improved ROE by 1.52 percentage points. The factors causing the higher net interest income are discussed in the next section.

Net Interest Income
Average Balance Sheet and Yield/Rates
The following table shows the composition of the average balance sheet, interest income and interest expense (including the impact of related interest rate swaps), average yield/rates, the average net interest rate spread, and the average net interest margin for the periods presented. Book balances include principal/par value, unamortized premiums and discounts, basis adjustments created by the application of SFAS 133, and other minor adjustments.

(Dollars in thousands)	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate

Assets
Advances	$45,810,447	$511,861	4.53%	$45,743,239	$308,922	2.74%
Mortgage loans held for portfolio (1)	8,419,317	107,583	5.18	8,236,458	100,282	4.94
Federal funds sold and securities purchased under resale agreements	7,957,350	88,479	4.51	7,393,075	46,060	2.53
Other short-term investments (2)	1,198,812	13,410	4.54	1,534,609	9,669	2.56
Interest-bearing deposits in banks	4,581,580	51,202	4.53	5,600,394	35,085	2.54
Mortgage-backed securities	12,302,469	140,719	4.64	11,765,434	130,998	4.52
Other long-term investments	28,912	412	5.78	35,309	487	5.59
Loans to other FHLBanks	21,240	239	4.56	11,445	69	2.45

Total earning assets	80,320,127	913,905	4.61	80,319,963	631,572	3.19

Allowance for credit losses on mortgage loans	—			—
Other assets	296,747			248,043

Total assets	$80,616,874			$80,568,006

Liabilities and Capital
Term deposits	$79,633	830	4.23	$151,792	923	2.47
Other interest-bearing deposits	842,412	8,663	4.17	859,607	4,554	2.15
Short-term borrowings	20,279,161	218,149	4.36	22,798,430	136,217	2.42
Unswapped fixed-rate Consolidated Bonds	26,804,152	283,389	4.29	24,899,734	249,350	4.06
Unswapped adjustable-rate Consolidated Bonds	3,046,102	33,769	4.50	2,016,778	12,284	2.47
Swapped Consolidated Bonds	24,351,334	270,861	4.51	24,723,145	150,323	2.47
Mandatorily redeemable capital stock	418,671	5,935	5.75	42,581	472	4.50
Other borrowings	—	—	—	111	1	3.65

Total interest-bearing liabilities	75,821,465	821,596	4.39	75,492,178	554,124	2.98

Non interest-bearing deposits	—			—
Other liabilities	1,065,012			1,101,162
Total capital	3,730,397			3,974,666

Total liabilities and capital	$80,616,874			$80,568,006

Net interest rate spread			0.22%			0.21%

Net interest income and net interest margin		$92,309	0.47%		$77,448	0.39%

Average interest-earnings assets to interest-bearing liabilities			105.93%			106.39%

(1)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(2)	The investment securities classified as available-for-sale are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
Components of Net Interest Income
Net interest income is the major component of earnings. We emphasize managing the level and volatility of net interest income at the level of the entire balance sheet, considering the relationships among assets and liabilities. Therefore, our analysis of trends in net interest income generally focuses on the various market and business elements that affect net interest income, not necessarily individual balance sheet or income statement accounts.

Net interest income is derived from the sources discussed below and shown in the following table. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin.
▪	Net interest rate spread. This component equals total earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion per SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), prepayment fees on Advances, and all other components earnings from interest-earning assets net of funding costs.

▪	Earnings from investment of interest-free capital. We must invest our interest-free funds (primarily regulatory capital) to generate earnings. As interest rates change, asset yields also move but there is no corresponding change in the interest-free funds that finance a portion of interest-earning assets. Earnings from this category are computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities.

	Three Months Ended March 31,
	2006		2005
		Pct of		Pct of
		Earning		Earning
(Dollars in thousands)	Amount	Assets	Amount	Assets

Components of net interest rate spread:
Other components of net interest rate spread	$48,473	0.24%	$52,236	0.26%
Net (amortization)/accretion (1) (2)	(6,879)	(0.03)	(10,320)	(0.05)
Prepayment fees on Advances, net (2)	1,968	0.01	95	—

Total net interest rate spread (3)	43,562	0.22	42,011	0.21

Earnings from investment of interest-free capital	48,747	0.25	35,437	0.18

Total net interest income/net interest margin	$92,309	0.47%	$77,448	0.39%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
The net interest rate spread in the first quarter of 2006 averaged 0.22 percent, 0.01 percentage points higher than the first quarter of 2005. The spread contributed $43.6 million (47 percent) to first quarter 2006 net interest income, compared to $42.0 million (54 percent) in the first quarter of 2005. The earnings from investment of interest-free capital generated $48.7 million (53 percent) of first quarter 2006 net interest income, compared to $35.4 million (46 percent) in the first quarter of 2005. As a percentage of the average balance of interest-earning assets, the earnings from capital increased 0.07 percentage points. Because we tend to invest a majority of our capital in short-term and/or adjustable-rate assets, the increase in short-term interest rates improved earnings.
Average short-term interest rates were up over 200 basis points between the two quarters being discussed, with the result that earnings from investment of capital was the most important contributor to the overall increase in net interest income.
Although the net interest rate spread showed little change between the first quarter of 2006 and 2005, there were several volatile favorable and unfavorable factors that almost completely offset one another. These are discussed below in descending order of estimated earnings impact. Some of these factors will continue to significantly affect earnings if current trends continue, and it is anticipated that some of them, where noted, will have an even larger impact in subsequent periods.
▪	Higher Short-Term Interest Rates. Higher short-term interest rates had two independent effects on the net interest rate spread:
1.	Short funding—Unfavorable: Because we tend to utilize a modest amount of short funding—i.e., we tend to have a positive duration of equity and positive long-term gap (measured by the difference between the amount of long-term unswapped fixed-rate assets and long-term unswapped fixed-rate Consolidated Bonds) —earnings decreased as short-term interest rates rose. The long-term gap and duration of equity are discussed further below and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

2.	Overnight asset gap—Favorable: In the last several years we have had a large positive overnight asset gap. A positive overnight asset gap means, in our case, that there is a large amount of overnight maturity Federal funds and overnight-maturity REPO Advances funded with non-overnight maturity funding sources. As short-term interest rates increase, the large positive overnight asset gap raises earnings.
▪	Reclassification of mandatorily redeemable capital stock. Unfavorable: The GAAP reclassification of mandatorily redeemable capital stock from the capital stock account to a liability, in accordance with SFAS 150, decreased net interest income by $5.5 million. The classification of SFAS 150 capital stock as a liability augments the dividend rate payable because the accrued interest expense reduces the REFCORP assessment. As previously discussed, in April 2006, the FHLBank repurchased $378.7 million of SFAS 150 excess capital stock held by nonmembers. See the section “Primary Business Related Developments and Update on Risk Factors.”

▪	Narrow mortgage spreads. Unfavorable: Net book spreads to funding costs earned on new mortgage assets were narrow in all of 2005 and the first quarter of 2006, relative to the spreads earned on the mortgage assets being paid down in these periods. Due to this continuing trend, the reduction in earnings was cumulatively larger in the first quarter of 2006 than in the same period of 2005 and we expect the effect to grow in importance assuming the narrow spreads continue. The trend of lower net book spreads occurred primarily from the flatter market yield curve, a decrease in the supply of fixed-rate mortgages, and a reduction in the market’s expected volatility of future interest rates implied in the prices of various kinds of interest rate options.

▪	Maturity of low cost debt. Unfavorable: Throughout 2005 and in the first quarter of 2006, a modest amount of unswapped fixed-rate Consolidated Bonds was retired, which had average book costs that were below the average book cost of all outstanding such Bonds and well below the book yields of assets they funded. These retired Bonds were issued in 2001-2003, primarily to fund and hedge mortgage assets purchased during this period’s historically low interest rates and steep yield curve. Because we normally fund mortgage assets with a laddered maturity of debt, in a sharply upward sloping yield curve the Bonds with the shortest maturity will have the lowest book costs. To the extent we replaced these retired Bonds with new funding, they were replaced at higher interest costs. In the next three years, this will be an even more important factor in our financial performance because a large amount of such debt is scheduled to mature during this period.

▪	Changes in the market risk/return profile. Unfavorable: The average amount of the long-term gap decreased between the first quarter of 2005 and 2006, primarily because there was a larger amount of maturity and pay downs of long-term assets (particularly mortgage asset principal) compared to retirement of unswapped fixed rate Consolidated Bonds that had been issued to fund and hedge mortgage assets. The long-term gap averaged $338 million in the first quarter of 2006, compared to $1,077 million in the same period of 2005. The decrease in the long-term gap implied that fewer long-term assets were funded with short-term or adjustable-rate liabilities, which, even with the flatter yield curve, carried lower rates of interest than the long-term assets.

In addition, the amount of unswapped fixed-rate callable and APLS Bonds as a percentage of total mortgage assets increased. These types of Bonds have higher book costs than non-callable Bonds. This augmented protection of market risk exposure to falling interest rates. In the first quarter of 2006, there was an average of $9.45 billion par value of these Bonds, which was 46 percent of average mortgage assets, compared to $7.50 billion (38 percent of mortgage assets) in the first quarter of 2005.

▪	Reduction in SFAS 91 net amortization. Favorable: Recognition of amortization of premiums paid to acquired mortgage assets, mostly loans in the Mortgage Purchase Program, decreased $3.4 million, which improved net interest income by the same amount. This fell because of the moderate increase (25 to 50 basis points) in interest rates on fixed-rate mortgages, which slowed actual and projected prepayment speeds and therefore lengthened the amount of time over which the premiums are to be recognized.

▪	Increase in amount of regulatory capital. Favorable: The average balance of regulatory capital increased $131 million, mostly from payment of stock dividends. Having more capital, on which we do not pay interest, to invest in interest-bearing assets raises earnings.

▪	Wider net spreads on short-term/adjustable-rate assets. Favorable: Due in part to the increase in short-term interest rates, spreads over funding costs on various short-term and adjustable-rate assets widened throughout the latter part of 2005 and in the first quarter of 2006 compared to the relatively narrow levels in the first quarter of 2005.

▪	Higher Advance prepayment fees. Favorable: Net Advance prepayment fees increased by $1.9 million.
Effect of the Use of Derivatives on Net Interest Income
Our use of derivatives affects net interest income by synthetically transforming the interest rate terms of Advances, Consolidated Obligations, and mortgage commitments, as indicated in the following table for the periods presented.

	Three Months Ended March 31,
(In thousands)	2006	2005
Advances (1)	$(4,152)	$(42,413)
Mortgage purchase commitments (2)	557	279
Consolidated Obligations (1)	(52,653)	15,180

Decrease to net interest income	$(56,248)	$(26,954)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
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
The smaller loss in net interest income in the first quarter of 2006, compared to the same period in 2005, from Advance-related interest rate swaps reflected a lower balance of Convertible-Rate Advances and higher short-term LIBOR rates, which raised the interest earned on the adjustable-rate receive leg of the swaps. The $67.8 million decrease in net interest income in the first quarter of 2006, compared to the same period in 2005, from Consolidated Obligation-related interest rate swaps reflected the increase in short-term LIBOR, which raised the interest paid on the adjustable-rate pay leg of the swaps.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate changes analysis, as presented in the following table. For purposes of this table, we allocate changes in the composition of the balance sheet that are not due solely to volume or rate changes proportionately to these two factors.

	Three Months Ended
	March 31, 2006 over 2005
(In thousands)	Volume	Rate	Total

Increase (decrease) in interest income
Advances	$454	$202,485	$202,939
Mortgage loans held for portfolio	2,226	5,075	7,301
Federal funds sold and securities purchased under resale agreements	3,516	38,903	42,419
Other short-term investments	(2,116)	5,857	3,741
Interest-bearing deposits in banks	(6,383)	22,500	16,117
Mortgage-backed securities	5,979	3,742	9,721
Other long-term investments	(88)	13	(75)
Loans to other FHLBanks	59	111	170

Total	3,647	278,686	282,333

Increase (decrease) in interest expense
Term deposits	(439)	346	(93)
Other interest-bearing deposits	(91)	4,200	4,109
Short-term borrowings	(15,052)	96,984	81,932
Unswapped fixed-rate Consolidated Bonds	19,071	14,968	34,039
Unswapped adjustable-rate Consolidated Bonds	6,270	15,215	21,485
Swapped Consolidated Bonds	(2,261)	122,799	120,538
Mandatorily redeemable capital stock	4,169	1,294	5,463
Other borrowings	(1)	—	(1)

Total	11,666	255,806	267,472

Increase (decrease) in net interest income	$(8,019)	$22,880	$14,861

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the periods selected.

	Three Months Ended March 31,
(In thousands)	2006	2005
Other Income
Service fees	$314	$434
Net loss on trading securities	(12)	(45)
Net gain on derivatives and hedging activities	122	828
Other non-interest income, net	838	672

Total other income	$1,262	$1,889

Other Expense
Salaries and benefits	$6,282	$5,217
Other operating expense	2,876	3,018
Finance Board	796	828
Office of Finance	698	646
Other expenses	1,178	420

Total other expense	$11,830	$10,129

Average total assets	$80,616,874	$80,568,006
Average regulatory capital	4,152,183	4,021,453

Total other expense to average total assets	0.060%	0.051%
Total other expense to average regulatory capital	1.155%	1.021%

Total other expense
Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of any FHLBank. Approximately 63 percent of the $1.7 million (16.8 percent) increase in total other expense related to higher salaries and benefits. Most of the remaining increase was due to the first $0.8 million in grants made under the New Neighbors program, which is recorded in the line item “other expenses” in total other expense.
Effect of SFAS 133 on Earnings
The following table summarizes the net realized and unrealized gain (loss) on derivatives and hedging activities for the periods selected:

	Three Months Ended March 31,
(In thousands)	2006	2005
Fair Value Hedge
Advances (1)	$(1,510)	$370
Mortgage Purchase Program	—	—
Consolidated Obligations	1,507	558

Total Fair Value Hedge	(3)	928

Economic Hedge Advances	49	—
Mandatory Delivery Contracts	(507)	(275)
To-be-announced Mortgage-Backed Securities Hedges	583	175
Investments	—	—
Consolidated Obligations	—	—

Total Economic Hedge	125	(100)

Total net gain on derivatives and hedging activities	$122	$828

(1)	Includes SFAS 133 basis adjustments of (in thousands) $116 and $358 in the three months ended March 31, 2006 and 2005 respectively. These amounts increased “Net interest income” and decreased the gain on SFAS 133 market adjustments.
SFAS 133 accounting raised earnings nominally in the first quarters of both 2006 and 2005. The amounts are representative of normal ineffectiveness associated with fair value long-haul accounting treatment in which we believe all our derivatives receiving this accounting treatment are effective from an economic perspective.
REFCORP and Affordable Housing Program Assessments
REFCORP is assessed at 20 percent of net earnings before the Affordable Housing Program. The Affordable Housing Program expense is assessed at the greater of an aggregate of $100 million for the FHLBank System or 10 percent of net earnings after REFCORP and before both the Affordable Housing Program expense and interest on mandatorily redeemable capital stock. The current effective net tax rate is 27.1 percent since the FHLBank System exceeds the $100 million in aggregate.
These assessments totaled $22.2 million in the first quarter of 2006, resulting in a reduction in annualized ROE of 2.41 percentage points, compared to $18.4 million in the first quarter of 2005 for a reduction in annualized ROE 1.88 percentage points. The larger burden of assessments in the first quarter of 2006 versus the same period of 2005 occurred because of the higher income before assessments in the 2006 period. However, partially offsetting this was the classification of SFAS 150 capital stock as a liability, which augments the return on regulatory capital because the accrued interest expense reduces the REFCORP assessment.

Segment Information
Note 11 of the Notes to Unaudited Financial Statements presents general information on the FHLBank’s two identified operating segments and information on each segment’s financial performance for the periods selected. The table below summarizes the performance (dollars in thousands).

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
Three Months Ended March 31, 2006

Net interest income	$72,126	$20,183	$92,309

Net income	$46,300	$13,270	$59,570

Average assets	$70,965,431	$9,651,443	$80,616,874

Assumed average capital allocation	$3,283,535	$446,862	$3,730,397

Return on Average Assets	0.26%	0.56%	0.30%

Return on Average Equity	5.72%	12.04%	6.48%

Three Months Ended March 31, 2005

Net interest income	$60,754	$16,694	$77,448

Net income	$39,961	$10,847	$50,808

Average assets	$71,665,385	$8,902,621	$80,568,006

Assumed average capital allocation	$3,535,767	$438,899	$3,974,666

Return on Average Assets	0.23%	0.49%	0.26%

Return on Average Equity	4.58%	10.02%	5.18%

Financial Performance of the Traditional Member Finance Segment
For the Traditional Member Finance segment, the increases in the Return on Average Assets (ROA) and ROE in the first quarter of 2006 compared with the first quarter of 2005 were the result of several factors, which are discussed in the “Net Interest Income” section above and summarized below.
▪	Favorable factors: The higher short-term interest rate environment improved profitability, on a net basis, because we were able to invest our capital at higher rates of interest and because we had a large overnight asset gap. Secondarily, the amount of capital increased, spreads on certain short-term and adjustable-rate assets widened, and Advance prepayment fees rose.

▪	Unfavorable factors: Profitability decreased due to the reclassification of mandatorily redeemable capital stock, the cumulative effect of narrower spreads on new mortgage-backed securities, and the maturity of low cost debt. The maturity of low cost debt will continue, and accelerate, in the next three years, resulting in additional pressure on the ability to continue improving profitability of this segment.
Financial Performance of the Mortgage Purchase Program Segment
For the Mortgage Purchase Program segment, the 2.02 percent increase in the ROE from the first quarter of 2005 to the first quarter of 2006 also was the result of several factors, which are discussed in detail in the “Net Interest Income” section above and summarized below.
▪	Favorable factors: Profitability improved from a reduction in the SFAS 91 amortization of mortgage premiums in response to slower actual and projected mortgage prepayments and from higher short-term interest rates which increased the earnings from investment of the interest-free capital allocated to this segment. If SFAS 91 amortization had been the same in the first quarter of 2006 as it was in first quarter of 2005, the ROE in the first quarter of 2006 would have been approximately 9.00 percent.

▪	Unfavorable factors: Profitability decreased from the cumulative effect of narrower spreads to funding costs on new loans in the Mortgage Purchase Program, the cumulative effect of continued principal paydowns of a portion of assets that had earned wide net spreads, the maturity of low cost debt, and a reduced market risk profile. The trends of narrow net book spreads on new mortgages and pay downs of assets earning wide spreads are expected to continue in 2006. Also, the maturity of low cost debt will accelerate in the next three years. The result of these three trends is expected to be a further reduction in profitability.
The overall trend in this segment’s profitability is downward, for the unfavorable reasons cited above. The favorable factors that resulted in an overall gain in profitability for the periods presented are temporary or volatile in nature.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
Business risk is the potential adverse impact on achievement of our mission objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we have limited control or influence. A significant new business risk arose in the first quarter of 2006 in the form of the Finance Board’s proposed Capital Rule, which was published for a 120-day comment period in March 2006. We outline this proposed Rule and summarize its likely effects on our member stockholders and our FHLBank in the section “Primary Business Related Developments and Update on Risk Factors.”
Market Risk
Our Financial Management Policy has five sets of limits regarding market risk exposure.
▪	Capital leverage. We must maintain at least a 4.00 percent regulatory capital-to-assets ratio.

▪	Market Value of Equity Sensitivity. The market value of equity (for the entire balance sheet) must be between positive and negative 20 percent of the current balance sheet’s market value of equity in each of two hypothetical interest rate scenarios: up 200 basis points and down 200 basis points from the current interest rate environment. The interest rate movements are specified to be “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

▪	Duration of Equity. The duration of equity for the entire balance sheet in the current interest rate environment must be between positive and negative eight years. In addition, the duration of equity in each of up and down 200 basis points interest rate shocks must be within positive and negative ten years.

▪	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive four percent and negative four percent in each of up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities with no capital allocation.

▪	Risk-Based Capital. This regulatory limit specifies that total permanent capital, which includes retained earnings plus the regulatory amount of all Class B capital stock, including mandatorily redeemable stock (SFAS 150 stock), must be at least equal to the amount of risk-based capital, measured as the sum of market risk, credit risk, and operational risk as specified by Finance Board Regulations.
We complied with all of our market risk limits in each month of the first quarter of 2006, as well as in each month in 2005.

Market Value of Equity and Duration of Equity Sensitivities
The following table presents the market value of equity sensitivity profile for selected periods and interest rate shocks.

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Monthly Average
Market Value of Equity	$4,115.2	$4,220.7	$4,210.6	$4,160.6	$4,083.7	$3,994.5	$3,809.2
% Change from Flat Case	(1.1)%	1.4%	1.2%		(1.8)%	(4.0)%	(8.4)%
2005 Monthly Average
Market Value of Equity	$3,924.2	$4,110.4	$4,152.9	$4,149.1	$4,103.2	$4,027.0	$3,840.6
% Change from Flat Case	(5.4)%	(0.9)%	0.1%		(1.1)%	(2.9)%	(7.4)%

March 31, 2006
Market Value of Equity	$4,175.7	$4,233.8	$4,195.5	$4,124.4	$4,035.8	$3,942.4	$3,759.5
% Change from Flat Case	1.2%	2.7%	1.7%		(2.1)%	(4.4)%	(8.8)%
December 31, 2005
Market Value of Equity	$4,063.7	$4,205.3	$4,213.0	$4,174.0	$4,116.8	$4,033.2	$3,859.5
% Change from Flat Case	(2.6)%	0.7%	0.9%		(1.4)%	(3.4)%	(7.5)%
The market risk profile, as measured by the volatility of the market value of equity to interest rate changes in the first quarter of 2006, became slightly more exposed to higher interest rates and slightly less exposed to lower rates. This resulted from the moderately higher long-term interest rates in the first quarter of 2006. However, we continued the strategy, which began in the second half of 2004 and continued throughout 2005, to carry a market risk/return profile below historical norms, especially the profile in environments of higher long-term interest rates. As short-term interest rates continued to increase and the market yield curves flattened, there was a continuing smaller opportunity cost, in terms of lower earnings, from carrying a modest market risk exposure.
The following table presents the duration of equity for selected periods and interest rate shocks.

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Monthly Average	(3.93)	(0.35)	1.50	3.24	4.28	4.83	4.96
2005 Monthly Average	(5.38)	(2.94)	(0.86)	1.40	3.24	4.39	5.16

March 31, 2006	(3.27)	(1.04)	2.71	4.07	4.78	5.11	4.95
December 31, 2005	(4.46)	(1.28)	0.64	2.56	3.78	4.49	4.82
The same trends for the duration of equity measurement of market risk exposure were evident as for the market value of equity measurement. The first quarter 2006 increase in the duration of equity in a flat-rate scenario reflects the higher actual long-term interest rates, which slowed estimates of projected prepayment speeds.
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

The following table presents the results of the net asset market value sensitivity of the mortgage assets portfolio for selected periods and interest rate shocks.

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Monthly Average	(0.4)%	0.1%	0.2%	—	(0.3)%	(0.7)%	(1.5)%
2005 Monthly Average	(1.3)%	(0.3)%	(0.1)%	—	(0.2)%	(0.5)%	(1.3)%

March 31, 2006	0.0%	0.4%	0.3%	—	(0.4)%	(0.8)%	(1.6)%
December 31, 2005	(0.7)%	0.0%	0.1%	—	(0.3)%	(0.6)%	(1.4)%
The following table presents the sensitivities of the market value of equity and duration of equity (in years) of the mortgage assets portfolio for selected periods and interest rate shocks. Equity was assumed to be allocated based on the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not necessarily what would result from an economic allocation of equity to the mortgage assets portfolio, but because it uses the same regulatory capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet.

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Monthly Average
% Change Market
Value of Equity	(8.9)%	2.9%	3.5%		(6.3)%	(13.9)%	(30.0)%
Duration of Equity	(21.4)	(4.5)	3.0	10.3	15.3	18.9	23.3
2005 Monthly Average
% Change Market
Value of Equity	(25.7)%	(6.5)%	(1.0)%		(3.3)%	(9.4)%	(25.2)%
Duration of Equity	(30.8)	(15.8)	(6.5)	2.8	10.5	16.0	22.5

March 31, 2006
% Change Market
Value of Equity	0.8%	8.3%	5.9%		(8.0)%	(16.8)%	(34.2)%
Duration of Equity	(18.4)	0.8	7.9	14.3	18.5	21.8	25.8
December 31, 2005
% Change Market
Value of Equity	(14.8)%	(0.4)%	1.9%		(5.0)%	(11.8)%	(27.1)%
Duration of Equity	(24.2)	(8.2)	(0.3)	7.4	12.8	16.7	21.5
Most of the long-term market risk exposure of the entire balance sheet comes from the mortgage assets portfolio. The above table demonstrates that this portfolio had similar trends in the first quarter of 2006 as the market value of equity and duration of equity for the entire balance sheet.
Risk-Based Capital Regulatory Requirements
The following table shows for the periods selected the monthly average and year-end composition of risk-based capital.

		Monthly Average
	Quarter End	Three Months Ended	Year End
(Dollars in millions)	March 31, 2006	March 31, 2006	2005
Market risk-based capital	$358.5	$299.3	$254.3
Credit risk-based capital	193.3	181.4	190.9
Operational risk-based capital	165.6	144.2	133.6

Total risk-based capital	717.4	624.9	578.8
Total permanent capital	4,194.7	4,152.2	4,129.6

Excess permanent capital	$3,477.3	$3,527.3	$3,550.8

Risk-based capital as a percent of permanent capital	17.1%	15.0%	14.0%

The amount of required risk-based capital, computed monthly, averaged 15.0 percent of permanent capital in the first quarter of 2006, well below the Finance Board Regulatory requirement of 100 percent. At this time, the risk-based capital requirement is not a binding constraint. We do not use it to actively manage our risk profile, but we do monitor results to identify trends within our internal process of market risk analysis.
Use of Derivatives in Risk Management
The following table presents for the dates selected the notional principal amounts of the derivatives used to hedge other instruments, in either accounting or economic hedging relationships.

(In millions)		March 31,	December 31,	March 31,
Hedged Item	Hedging Instrument	2006	2005	2005
Consolidated Obligations	Interest rate swap	$26,084	$24,367	$24,975
Convertible Advances	Interest rate swap	6,083	6,794	7,388
Putable Advances	Interest rate swap	5	—	—
Advances and Investments with purchased caps and/or floors	Interest rate swap(1)	10	10	14
Regular Fixed-Rate Advances	Interest rate swap	240	240	1,240
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	65	28	35

Total based on hedged item (2)		$32,487	$31,439	$33,652

(1)	On March 31, 2006 and December 31, 2005, these swaps hedged only Advances.

(2)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with commitments to sell to-be-announced mortgage-backed securities. Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
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
The fluctuation in the notional principal amount of interest rate swaps hedging Consolidated Obligations is normal based on our needs for synthetic adjustable-rate LIBOR financing in response to member demand for LIBOR Advances and trends in the relative cost between Discount Notes and swapped funding. The decrease since March 31, 2005 in the notional principal amount of interest rate swaps hedging Convertible Advances resulted, primarily, from member prepayments of these Advances and, secondarily, from maturity of these Advances. When prepayments of Convertible Advances occur, we terminate the associated interest rate swaps.

The following table presents for the dates selected the notional principal amounts of derivatives according to their accounting treatment. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	March 31,	December 31,	March 31,
(In millions)	2006	2005	2005
Shortcut (Fair Value) Treatment
Advances	$245	$240	$8,401
Mortgage Purchase Program	—	—	—
Investments	—	—	—
Consolidated Obligations	20,764	18,492	15,765

Total	21,009	18,732	24,166

Long-haul (Fair Value) Treatment
Advances	6,083	6,794	237
Mandatory Delivery Contracts	—	—	—
Investments	—	—	—
Consolidated Obligations	5,320	5,875	9,210

Total	11,403	12,669	9,447

Economic Hedges
Advances	10	10	—
Mandatory Delivery Contracts	87	39	49
To-be-announced mortgage-backed securities hedges	65	28	35
Investments	—	—	4
Consolidated Obligations	—	—	—

Total	162	77	88

Total Derivatives	$32,574	$31,478	$33,701

Our interest rate swaps are normally eligible for fair value hedge accounting. At March 31, 2006, we received fair value hedge shortcut accounting treatment in accordance with SFAS 133 on $21.0 billion (64.5 percent) of derivative transactions outstanding. Fair value hedge shortcut accounting treatment permits the assumption of no ineffectiveness in the hedge, thus allowing the assumption of offsetting market value fluctuations on the derivatives and hedged instruments which result in a zero effect on earnings and capital. We designated $11.4 billion (35.0 percent) of derivatives as fair value long-haul hedges. For these, we offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the hedged risk as long as the hedges pass SFAS 133 effectiveness tests which we perform monthly. Based on the close economic hedging relationships of these long-haul derivatives, the market value volatility from application of SFAS 133 was minimal in the first quarter of 2006 and prior years.
Beginning in October 2005, all of the Convertible Rate Advances that were previously accounted for as shortcut fair value hedges were re-categorized as long-haul fair value hedges. This accounts for the increase in 2005 in long-haul fair value hedges of Advances. The increase since March 31, 2005 in the notional principal amount of Consolidated Obligation hedges using derivatives that receive shortcut accounting treatment and the corresponding decrease in the amount receiving long-haul accounting treatment resulted from a greater use of interest rate swaps not having deferred fees (which receive shortcut accounting treatment) and less of swaps having deferred fees (which receive long-haul accounting treatment).
The remaining $162 million (0.5 percent) of derivatives are economic hedges and, under SFAS 133, do not receive shortcut or long-haul fair value hedge accounting treatment. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument. We hedge Mandatory Delivery Contracts using a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities. The market value changes of these derivatives tend to closely offset each other, as designed.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, delayed receipt of interest and principal, or counterparties’ nonpayment of interest due on derivative transactions. We believe we have limited exposure to credit risk. Therefore, we have not established a loan loss reserve for any assets.

Credit Services
Credit risk exposure stemming from our lending activity is managed through various forms and degrees of collateralization, credit underwriting, valuation of assets pledged as collateral, physical collateral review, and collateral perfection. Finance Board Regulations require us to obtain and maintain a security interest in eligible collateral before any Credit Services transactions may occur. All Advances are required by regulation to be overcollateralized. We have never experienced a credit loss on any Advance or experienced delinquent payments.
The following table shows the distribution of internal credit ratings assigned to members and non-member borrowers as of March 31, 2006. The left side of the table shows the borrowing capacity of both secured members and secured non-member borrowers (prior members with remaining outstanding Advances or Letters of Credit). The right side of the table includes only institutions with outstanding credit activity. The lower the numerical rating, the higher is our assessment of the member’s credit quality. For total members and borrowing nonmembers, 92 percent had credit ratings of 1 or 2, while for total borrowers 93 percent had credit ratings of 1 or 2. Likewise, 99 percent of potential borrowing capacity for members and nonmember borrowers based on collateral corresponded to the two highest credit ratings.
     (Dollars in millions)

	All Members and Borrowing
	Nonmembers		All Borrowers
Member		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	282	$53,784	187	$14,555	$51,565
2	414	50,138	348	29,112	48,820
3	42	1,381	26	469	879
4	12	126	9	70	115
5	6	60	6	51	60

Total	756	$105,489	576	$44,257	$101,439

Mortgage Purchase Program
We primarily manage credit risk in the Mortgage Purchase Program via the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include, in order of priority, primary mortgage insurance, the Lender Risk Account (for conventional loans only), which is an amount we reserve out of the cash purchase price, and Supplemental Mortgage Insurance (for conventional loans only) purchased by the PFI from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, private mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level.
Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member borne a loss on loans sold to us. We have continued to consider the potential impact that 2005’s hurricanes could have on our mortgage assets portfolios (both the Mortgage Purchase Program and mortgage-backed securities) and have concluded, based on available information, that there is no basis on which to adjust our loss reserves at this time. We will continue to monitor the situation closely and will establish a reserve if one appears to be warranted. However, we believe that, given the various credit enhancements, any losses ultimately incurred would not be material to our results of operations or financial condition.
The following table presents changes in the Lender Risk Account for the dates selected:

	Three Months Ended	Year Ended
(In thousands)	March 31, 2006	December 31, 2005
Lender Risk Account at beginning of period	$42,472	$37,243
Additions	867	5,324
Claims	(76)	(95)
Scheduled distributions	—	—

Lender Risk Account at end of period	$43,263	$42,472

At March 31, 2006, 22 percent of the par value of our mortgage loans were backed by the FHA. These loans have a 100 percent U.S. government guarantee and, therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance.
The following table shows for the dates selected the distribution of the loan-to-value ratio and credit scores provided by Fair Isaac and Company (FICO) at origination dates of the conventional loans weighted by unpaid principal. These distributions did not change materially during 2006.
March 31, 2006

	Percent			Percent
Loan-to-Value	of Principal	FICO Score		of Principal

<= 60%	23.5%	< 620		0.0%
> 60% to 70%	19.2	620 to < 660		5.2
> 70% to 80%	49.0	660 to < 700		12.6
> 80% to 90%	5.0	700 to < 740		20.3
> 90%	3.3	>= 740		61.9

Weighted Average	69.0%	746	Total	100.0%

December 31, 2005

	Percent			Percent
Loan-to-Value	of Principal	FICO Score		of Principal

<= 60%	23.9%	< 620		0.0%
> 60% to 70%	19.5	620 to < 660		5.2
> 70% to 80%	48.2	660 to < 700		12.7
> 80% to 90%	5.1	700 to < 740		20.3
> 90%	3.3	>= 740		61.8

Weighted Average	69.0%	746	Total	100.0%

At March 31, 2006, the Mortgage Purchase Program had $9.6 million (0.15 percent) of conventional mortgage principal that was 90 days or more delinquent and not in foreclosure. This amount was well below the national average delinquency rate of 0.26 percent from the Mortgage Bankers Association National Delinquency Survey (measured through the end of 2005, including 90-day delinquencies and foreclosures). Because of the credit enhancements, we believe we have little, if any, exposure to loans on a non-accrual status.
Investments
Money market investments are unsecured and therefore present a credit risk exposure. Our Financial Management Policy sets limits on the amount of unsecured credit exposure on short-term investments that we are permitted to extend to individual and affiliated counterparties. The following table presents for the dates selected the par amount of unsecured money market investments outstanding according to their long-term credit ratings of the counterparties provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services.

	March 31, 2006	December 31, 2005
(In millions)
Aaa/AAA	$450.0	$455.0
Aa/AA	9,775.1	10,255.4
A	4,822.2	4,110.5
Baa/BBB	—	—

Total	$15,047.3	$14,820.9

Substantially all of our mortgage-backed securities are GSE securities issued by Fannie Mae and Freddie Mac, and agency securities issued by the Ginnie Mae, which continued to carry long-term debt ratings of triple-A from Moody’s, Standard & Poor’s, and Fitch. We have never held any asset-backed securities. At March 31, 2006, $462 million (3.7 percent) of our mortgage-backed securities portfolio was invested in private label mortgage-backed securities (compared to $480 million, or 3.9 percent, at the end of 2005). All of our private-label mortgage-backed securities, which carry greater credit risk than GSE and agency mortgage-backed securities, have triple-A ratings, have increased subordination, and consist of residential fixed-rate mortgage loans.

Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty might default, which could result in us having to replace the derivative transaction with another counterparty on less favorable terms. Thus, our amount of credit risk exposure to a counterparty equals the positive net mark-to-market value of all derivatives outstanding with the counterparty. The table below presents the net market value exposure as of March 31, 2006 for interest rate swap derivatives outstanding.

(Dollars in millions)
			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure

Aaa/AAA	—	$—	$—	$—	$—	$—
Aa/AA	8	6,444	(34)	—	—	(34)
A	8	25,978	(281)	—	57	(224)

Total	16	$32,422	$(315)	$—	$57	$(258)

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
At March 31, 2006, the 16 counterparties with whom we had interest rate swaps outstanding had net market value exposure to us of $258 million (compared to $322 million at the end of 2005). We had a positive net exposure to no counterparties. None of the counterparties carried a long-term credit rating lower than A- from a national rating agency.
Liquidity Risk and Contractual Obligations
Our mission requires the maintenance of a substantial level of liquidity at all times to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of liquidity is through participation in the issuance of FHLBank System Consolidated Obligations. As shown in the Statement of Cash Flows, in the first quarter of 2006 we participated in $252.0 billion of issuance of Consolidated Discount Notes and $5.68 billion of Consolidated Bonds.
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
The operational liquidity requirement is intended to ensure that we can meet anticipated and unanticipated financial obligations and credit needs of members under normal operating environments and through normal sources of liquidity. Our operational liquidity must be at least as great as our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, execute repurchase agreements and purchase Federal funds. We meet our operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to access capital markets to issue Consolidated Obligations.
Based on the standard measures presented below and our ability to access the capital markets for debt issuance, we believe we had sufficient liquidity reserves. However, there are two business risk events on the horizon, each of which could present significant challenges to our liquidity management. The first is the change in Federal Reserve Bank’s policy on payments systems. The second is the proposed Capital Rule of the Finance Board (if implemented as proposed). We discuss these events in the “Executive Summary - Outlook, Challenges and Opportunities” and “Primary Business Related Developments and Update on Risk Factors” sections. At this time, we cannot predict the exact degree, if any, of the effects of these events on our liquidity management.

To meet the contingency liquidity requirement, we must hold sources of liquidity, in the event our access to the capital markets is impeded for seven business days, in an amount at least equal to the sum of the following items scheduled for settlement within the same period:
▪	100 percent of liabilities maturing or called in the next seven business days (net of liabilities issued, not yet settled);

▪	100 percent of assets traded, not yet settled, and Advance commitments;

▪	100 percent of Advances maturing; and

▪	a percentage increase in potential Advances, computed based on recent balance experience.
Sources of liquidity for the contingency liquidity requirement include the following:
▪	cash;

▪	overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available for sale negotiable securities, 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities, and certain other investments as detailed in our Financial Management Policy;

▪	Advances maturing within the next seven business days; and

▪	principal and interest payments to be received within the next seven business days on mortgage-backed securities.
The following table presents for the dates selected the components of our contingency liquidity requirement.

	March 31,	December 31,
Contingency Liquidity Requirement (In millions)	2006	2005
Total Contingency Liquidity Reserves	$27,310	$28,766
Total Requirement	(15,213)	(15,254)

Excess Contingency Liquidity Available	$12,097	$13,512

To support our member deposits, the Act requires us to meet a statutory deposit reserve requirement. We must hold investments in obligations of the United States, deposits in eligible banks or trust companies, or Advances with a final maturity not exceeding five years, the sum of which must equal or exceed the amount of current member deposits. The following table presents for the dates selected the components of the statutory deposit reserve requirement.

	March 31,	December 31,
Deposit Reserve Requirement (In millions)	2006	2005
Total Eligible Deposit Reserves	$44,208	$39,897
Total Member Deposits	(1,088)	(910)

Excess Deposit Reserves	$43,120	$38,987

The liquidity guidelines in our Financial Management Policy also require us to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
Daily Liquidity Requirement (In millions)	2006	2005
Total Eligible Investments	$11,884	$13,080
Total Reserve Requirement	(3,972)	(3,948)

Excess Daily Liquidity Reserves	$7,912	$9,132

The following table shows as of March 31, 2006 the payments due or expiration terms under the specified contractual obligation types by period.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Long-term debt (Consolidated Bonds) – par	$18,488.1	$21,642.1	$6,965.7	$8,487.7	$55,583.6
Mandatorily redeemable capital stock	—	23.5	400.8	—	424.3
Other long-term obligations (term deposits) – par	82.2	1.8	—	—	84.0
Capital lease obligations	—	—	—	—	—
Operating leases (include premises and equipment)	0.9	1.9	1.7	3.1	7.6

Total Contractual Obligations before off-balance sheet items	18,571.2	21,669.3	7,368.2	8,490.8	56,099.5

Off-balance sheet items (1)
Commitments to fund additional Advances	5.6	—	—	—	5.6
Standby Letters of Credit	1,248.3	74.1	47.5	50.5	1,420.4
Standby bond purchase agreements	24.5	43.9	179.0	—	247.4
Commitments to fund mortgage loans	87.1	—	—	—	87.1
Unused line of credits and other commitments	—	—	—	—	—
Consolidated Obligations traded, not yet settled	412.1	376.0	40.0	165.0	993.1

Total off-balance sheet items	1,777.6	494.0	266.5	215.5	2,753.6

Total Contractual Obligations and off-balance sheet items	$20,348.8	$22,163.3	$7,634.7	$8,706.3	$58,853.1

(1)	Represents notional amount of related off-balance sheet obligations.
Operational Risk
We believe there were no developments regarding our operational risk in the first quarter of 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.
Item 4. Controls and Procedures.
As of March 31, 2006, the FHLBank’s management, including it’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the FHLBank’s Chief Executive Officer and Chief Financial Officer each concluded that as of March 31, 2006, the FHLBank maintained effective disclosure controls and procedures to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with the FHLBank’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
There were no changes in the FHLBank’s internal control over financial reporting that occurred during the first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the captions “Executive Summary - Outlook, Challenges and Opportunities” and “Primary Business Related Developments and Update on Risk Factors – Proposed Capital Rule” in Part I, Item 2, of this filing.
Item 6. Exhibits.
(a) Exhibits.
     See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of May 2006.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman

David H. Hehman
President

By:	/s/ Sandra E. Bell

Sandra E. Bell
Executive Vice President and Chief Financial Officer

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