Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Cincinnati
filed 2006-08-10
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 31, 2006, the registrant had 35,315,752 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$4,135	$4,948
Interest-bearing deposits	4,484,322	6,284,166
Securities purchased under agreements to resell	500,000	1,000,000
Federal funds sold	6,908,000	7,487,900
Trading securities	5,281	6,187
Available-for-sale securities (a)	1,646,315	1,151,271
Held-to-maturity securities includes $0 and $0 pledged as collateral at June 30, 2006 and December 31, 2005, respectively, that may be repledged (b)	11,858,435	12,271,521
Advances	44,042,171	40,261,623
Mortgage loans held for portfolio, net	8,381,960	8,418,139
Accrued interest receivable	276,580	238,625
Equipment and leasehold improvements, net	8,215	7,999
Derivative assets	707	65
Other assets	44,977	47,406

TOTAL ASSETS	$78,161,098	$77,179,850

LIABILITIES AND CAPITAL
Interest-bearing deposits:
Demand and overnight	$754,790	$836,304
Term	80,025	60,375
Other	10,164	13,774

Total interest-bearing deposits	844,979	910,453

Consolidated Obligations, net:
Discount Notes	18,750,093	17,577,416
Bonds	53,642,109	53,520,279

Total Consolidated Obligations, net	72,392,202	71,097,695

Mandatorily redeemable capital stock	135,416	418,381
Accrued interest payable	511,279	436,981
Affordable Housing Program	89,835	91,035
Payable to REFCORP	15,459	15,773
Derivative liabilities	340,001	427,727
Other liabilities	73,979	72,743

Total liabilities	74,403,150	73,470,788

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares: 35,323 and 35,035 shares at June 30, 2006 and December 31, 2005, respectively	3,532,253	3,503,481
Retained earnings	229,333	207,785
Accumulated other comprehensive income:
Net unrealized gain on available-for-sale securities	448	1,882
Other	(4,086)	(4,086)

Total capital	3,757,948	3,709,062

TOTAL LIABILITIES AND CAPITAL	$78,161,098	$77,179,850

(a)	Amortized cost: $1,645,867 and $1,149,389 at June 30, 2006 and December 31, 2005, respectively.

(b)	Fair values: $11,370,339 and $12,017,484 at June 30, 2006 and December 31, 2005, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Advances	$551,691	$361,185	$1,061,584	$670,012
Prepayment fees on Advances, net	336	102	2,304	197
Interest-bearing deposits	56,256	36,800	107,458	71,885
Securities purchased under agreements to resell	7,691	6,736	15,636	12,186
Federal funds sold	71,116	52,352	151,650	92,962
Trading securities	68	76	135	147
Available-for-sale securities	15,095	10,668	28,505	20,337
Held-to-maturity securities	141,384	135,412	282,448	266,826
Mortgage loans held for portfolio	107,328	100,474	214,911	200,756
Loans to other FHLBanks	135	101	374	170

Total interest income	951,100	703,906	1,865,005	1,335,478

INTEREST EXPENSE:
Consolidated Obligations — Discount Notes	207,251	173,727	425,400	309,944
Consolidated Obligations — Bonds	635,206	441,595	1,223,225	853,552
Deposits	10,368	7,052	19,861	12,529
Borrowings from other FHLBanks	20	—	20	—
Mandatorily redeemable capital stock	3,183	1,917	9,118	2,389
Other borrowings	7	—	7	1

Total interest expense	856,035	624,291	1,677,631	1,178,415

NET INTEREST INCOME	95,065	79,615	187,374	157,063

OTHER INCOME:
Service fees	326	438	640	872
Net (loss) gain on trading securities	(6)	10	(18)	(35)
Net gain (loss) on derivatives and hedging activities	1,258	(1,375)	1,380	(547)
Other, net	705	641	1,543	1,313

Total other income	2,283	(286)	3,545	1,603

OTHER EXPENSE:
Salaries and benefits	6,012	5,397	12,294	10,614
Other operating	2,928	2,909	5,804	5,927
Finance Board	796	828	1,592	1,656
Office of Finance	440	569	1,138	1,215
Other	2,651	1,415	3,829	1,835

Total other expense	12,827	11,118	24,657	21,247

INCOME BEFORE ASSESSMENTS	84,521	68,211	166,262	137,419

Affordable Housing Program	7,224	5,764	14,502	11,462
REFCORP	15,459	12,489	30,352	25,191

Total assessments	22,683	18,253	44,854	36,653

NET INCOME	$61,838	$49,958	$121,408	$100,766

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL FOR THE SIX-MONTHS ENDED
June 30, 2006 and 2005
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2004	37,999	$3,799,852	$167,540	$(4,229)	$3,963,163
Proceeds from sale of capital stock	204	20,396			20,396
Net reclassified to mandatorily redeemable capital stock	(4,920)	(492,033)			(492,033)

Comprehensive income:
Net income			100,766		100,766
Other comprehensive income:
Net unrealized gain on available-for-sale securities				518	518

Total other comprehensive income				518	518

Total comprehensive income					101,284

Dividends on capital stock:
Cash			(74)		(74)
Stock	843	84,379	(87,331)		(2,952)

BALANCE, JUNE 30, 2005	34,126	$3,412,594	$180,901	$(3,711)	$3,589,784

BALANCE, DECEMBER 31, 2005	35,035	$3,503,481	$207,785	$(2,204)	$3,709,062
Proceeds from sale of capital stock	165	16,471			16,471
Net reclassified to mandatorily redeemable capital stock	(884)	(88,387)			(88,387)

Comprehensive income:
Net income			121,408		121,408
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(1,434)	(1,434)

Total other comprehensive income				(1,434)	(1,434)

Total comprehensive income					119,974

Dividends on capital stock:
Cash			(75)		(75)
Stock	1,007	100,688	(99,785)		903

BALANCE, JUNE 30, 2006	35,323	$3,532,253	$229,333	$(3,638)	$3,757,948

*	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:

Net income	$121,408	$100,766

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization:
Net premiums and discounts on Consolidated Obligations and investments	(38,987)	(8,737)
Concessions on Consolidated Obligation bonds	4,480	5,180
Premiums and discounts on mortgage loans, net	8,708	18,068
Premiums and discounts on Advances	(494)	(612)
Net deferred (gain) loss on derivatives	(694)	86
Equipment and leasehold improvements	894	795
Other	(1,813)	(1,531)
Non-cash interest on mandatorily redeemable capital stock	9,112	2,382
Gain due to change in net fair value adjustment on derivative and hedging activities	(1,597)	(5,376)
Net realized loss (gain) on disposal of equipment and leasehold improvements	6	(8)

Net change in:
Trading securities	906	1,086
Accrued interest receivable	(37,955)	(31,307)
Other assets	(603)	1,272
Net derivative assets and liabilities-accrued interest	(35,240)	17,664
Accrued interest payable	74,298	5,165
Affordable Housing Program (AHP) liability and discount on AHP Advances	2,472	1,722
Payable to REFCORP	(314)	(2,621)
Other liabilities	2,787	4,873

Total adjustments	(14,034)	8,101

Net cash provided by operating activities	107,374	108,867

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	1,799,844	1,332,410
Securities purchased under agreements to resell	500,000	—
Federal funds sold	579,900	3,011,800
Equipment and leasehold improvements	(1,116)	(1,892)

Available-for-sale securities:
Proceeds from maturities	55,015,000	33,211,425
Purchases	(55,482,974)	(33,827,419)

Held-to-maturity securities:
Proceeds from maturities	1,087,988	1,261,633
Purchases	(674,869)	(1,890,323)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Advances to members:
Principal collected	$942,052,718	$1,252,552,991
Made	(945,962,889)	(1,253,915,308)

Mortgage loans held for portfolio:
Principal collected	555,246	808,046
Purchased	(527,767)	(926,797)

Net cash (used in) provided by investing activities	(1,058,919)	1,616,566

FINANCING ACTIVITIES:

Net (decrease) increase in deposits and pass-through reserves	(65,482)	671

Net proceeds from issuance of Consolidated Obligations:
Discount notes	443,729,701	479,204,582
Bonds	8,291,172	8,684,710
Bonds transferred from other FHLBanks	—	46,610
Payments for maturing and retiring Consolidated Obligations
Discount notes	(442,544,764)	(479,674,873)
Bonds	(8,096,730)	(9,888,852)

Proceeds from issuance of capital stock	16,471	20,396
Payments for redemption of mandatorily redeemable capital stock	(379,561)	(126,083)
Cash dividends paid	(75)	(74)

Net cash provided by (used in) financing activities	950,732	(1,732,913)

Net decrease in cash and cash equivalents	(813)	(7,480)
Cash and cash equivalents at beginning of the year	4,948	11,262

Cash and cash equivalents at end of the period	$4,135	$3,782

Supplemental Disclosures:

Interest paid	$1,628,682	$1,136,580

AHP payments, net	$15,702	$11,469

REFCORP payments	$30,666	$27,813

     The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1 —  Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Results for the three and six months ended June 30, 2006 are not necessarily indicative of operating results for the remainder of the year.
Note 2 — Recently Issued Accounting Standards and Interpretations
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
Note 3 — Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of June 30, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$1,645,867	$448	$—	$1,646,315

Available-for-sale securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$1,149,389	$1,895	$(13)	$1,151,271

All securities outstanding with gross unrealized losses at December 31, 2005 were short-term securities with terms of less than 12 months.
The FHLBank reviewed its available-for-sale securities at December 31, 2005 and determined that the unrealized losses reflected above were temporary, based on the creditworthiness of the issuers and/or the underlying collateral.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at June 30, 2006 and December 31, 2005 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$1,645,867	$1,646,315	$1,149,389	$1,151,271

Note 4 — Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of June 30, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
State or local housing agency obligations	$27,760	$44	$(257)	$27,547

Mortgage-backed securities:
Government-sponsored enterprises	11,346,422	442	(469,458)	10,877,406
U.S. agency obligations — guaranteed	35,573	—	(1,071)	34,502
Other	448,680	—	(17,796)	430,884

Total mortgage-backed securities	11,830,675	442	(488,325)	11,342,792

Total	$11,858,435	$486	$(488,582)	$11,370,339

Held-to-maturity securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
State or local housing agency obligations	$31,070	$743	$—	$31,813

Mortgage-backed securities:
Government-sponsored enterprises	11,713,941	5,551	(249,850)	11,469,642
U.S. agency obligations — guaranteed	45,417	—	(703)	44,714
Other	481,093	—	(9,778)	471,315

Total mortgage-backed securities	12,240,451	5,551	(260,331)	11,985,671

Total	$12,271,521	$6,294	$(260,331)	$12,017,484

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2006 and December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2006	Value	(Losses)	Value	(Losses)	Value	(Losses)
State or local housing agency Obligations	$16,193	$(257)	$—	$—	$16,193	$(257)

Mortgage-backed securities:
Government-sponsored enterprises	4,146,758	(116,591)	6,668,310	(352,867)	10,815,068	(469,458)
U.S. agency obligations — guaranteed	—	—	34,502	(1,071)	34,502	(1,071)
Other	—	—	430,884	(17,796)	430,884	(17,796)

Total mortgage-backed securities	4,146,758	(116,591)	7,133,696	(371,734)	11,280,454	(488,325)

Total temporarily impaired	$4,162,951	$(116,848)	$7,133,696	$(371,734)	$11,296,647	$(488,582)

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	(Losses)	Value	(Losses)	Value	(Losses)
Mortgage-backed securities:
Government-sponsored enterprises	$6,584,919	$(117,844)	$3,680,584	$(132,006)	$10,265,503	$(249,850)
U.S. agency obligations — guaranteed	44,714	(703)	—	—	44,714	(703)
Other	364,981	(6,600)	106,334	(3,178)	471,315	(9,778)

Total temporarily impaired	$6,994,614	$(125,147)	$3,786,918	$(135,184)	$10,781,532	$(260,331)

The FHLBank has reviewed its held-to-maturity securities and has determined that all unrealized losses reflected above are temporary, based on the creditworthiness of the issuers and/or the underlying collateral. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at June 30, 2006 and December 31, 2005 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due after one year through five years	$1,065	$1,065	$1,500	$1,503
Due after five years through ten years	—	—	—	—
Due after ten years	26,695	26,482	29,570	30,310

Total other	27,760	27,547	31,070	31,813

Mortgage-backed securities:
Government-sponsored enterprises	11,346,422	10,877,406	11,713,941	11,469,642
U.S. agency obligations — guaranteed	35,573	34,502	45,417	44,714
Other	448,680	430,884	481,093	471,315

Total mortgage-backed securities	11,830,675	11,342,792	12,240,451	11,985,671

Total	$11,858,435	$11,370,339	$12,271,521	$12,017,484

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net premiums (in thousands) of $1,694 and $7,029 at June 30, 2006 and December 31, 2005.

Note 5 — Advances
Redemption Terms. At June 30, 2006 and December 31, 2005, the FHLBank had Advances outstanding, including AHP Advances (see Note 6), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances.

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Overdrawn demand deposit accounts	$—	—	$1,785	4.54

Due in 1 year or less	13,487,447	5.12	10,862,185	4.10
Due after 1 year through 2 years	6,965,642	5.09	7,784,494	4.31
Due after 2 years through 3 years	5,524,579	5.11	4,667,045	4.47
Due after 3 years through 4 years	6,817,387	5.28	5,736,701	4.49
Due after 4 years through 5 years	5,460,181	5.20	5,002,229	4.82
Thereafter	5,812,019	4.73	6,102,638	4.43

Total par value	44,067,255	5.10	40,157,077	4.38

Commitment fees	(2,097)		(2,438)
Discount on AHP Advances	(33,973)		(30,301)
Discount on Advances	(1,321)		(1,815)
SFAS 133 hedging adjustments	12,307		139,100

Total	$44,042,171		$40,261,623

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2006 and December 31, 2005, the FHLBank had callable Advances (in thousands) of $22,647,781 and $17,967,510.
The following table summarizes Advances at June 30, 2006 and December 31, 2005 by year of maturity or next call date for callable Advances (in thousands):

Year of Maturity or Next Call	June 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$—	$1,785

Due in 1 year or less	33,894,269	27,849,879
Due after 1 year through 2 years	1,916,947	1,996,603
Due after 2 years through 3 years	1,327,269	1,577,159
Due after 3 years through 4 years	1,590,512	1,454,222
Due after 4 years through 5 years	1,654,181	1,873,333
Thereafter	3,684,077	5,404,096

Total par value	$44,067,255	$40,157,077

Through December 2005, the FHLBank offered convertible Advances. The convertible Advance programs were replaced with putable rate Advance programs in January 2006. With a putable rate Advance, the FHLBank purchases an option from the member that allows the FHLBank to terminate the Advance. At June 30, 2006 and December 31, 2005, the FHLBank had convertible Advances outstanding totaling (in thousands) $5,151,200 and $6,793,700, respectively. At June 30, 2006, the FHLBank had putable Advances outstanding totaling (in thousands) $15,000.

The following table summarizes Advances at June 30, 2006 and December 31, 2005 by year of maturity or next convert date for convertible Advances and next put date for putable Advances (in thousands):

Year of Maturity or Next Convert/Put Date	June 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$—	$1,785

Due in 1 year or less	18,182,147	17,074,385
Due after 1 year through 2 years	6,874,642	7,915,994
Due after 2 years through 3 years	5,085,079	4,053,545
Due after 3 years through 4 years	5,701,187	4,844,001
Due after 4 years through 5 years	4,112,681	3,483,229
Thereafter	4,111,519	2,784,138

Total par value	$44,067,255	$40,157,077

The following table shows Advance balances at June 30, 2006 and December 31, 2005 to members holding 10 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2006		December 31, 2005
	Principal	% of Total	Principal	% of Total
Charter One Bank, N.A.	$11,074	25%	$9,876	25%

U.S. Bank, N.A. (1)	5,859	13

Total	$16,933	38%

(1)	U.S. Bank’s Advance balance (in millions) was $3,621, or 9.0% of total Advances, at December 31, 2005.
Interest Rate Payment Terms. The following table details Advances by interest rate payment type at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Par amount of Advances:
Fixed-rate	$19,189,474	$20,159,567
Variable-rate	24,877,781	19,997,510

Total	$44,067,255	$40,157,077

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $457 and $101 for the three months ended June 30, 2006 and 2005, respectively, and $5,670 and $196 for the six months ended June 30, 2006 and 2005, respectively.
Note 6 — Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the six months ended June 30, 2006 (in thousands):

Balance at December 31, 2005	$91,035
Expense	14,502
Subsidy uses, net	(15,702)

Balance at June 30, 2006	$89,835

Note 7 — Mortgage Loans Held for Portfolio
The following table presents information at June 30, 2006 and December 31, 2005 on mortgage loans held for portfolio (in thousands):

	June 30, 2006	December 31, 2005
Real Estate:
Fixed medium-term single-family mortgages (1)	$1,517,874	$1,615,684
Fixed long-term single-family mortgages	6,777,075	6,708,630
Premiums	106,973	114,014
Discounts	(6,634)	(6,853)
SFAS 133 unamortized market adjustments	(13,328)	(13,336)

Total	$8,381,960	$8,418,139

(1)	Medium-term is defined as a term of 15 years or less.
The par value (in thousands) of mortgage loans held for portfolio outstanding at June 30, 2006 and December 31, 2005 was comprised of government-insured loans (FHA) totaling $1,720,745 and $1,898,524 and conventional loans totaling $6,574,204 and $6,425,790, respectively. The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The FHLBank has experienced no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The following table presents changes in the Lender Risk Account, which is included in “other liabilities” in the Statements of Condition, for the six months ended June 30, 2006 (in thousands):

Lender Risk Account at December 31, 2005	$42,472
Additions	1,727
Claims	(126)
Scheduled distributions	—

Lender Risk Account at June 30, 2006	$44,073

The FHLBank had no nonaccrual loans at June 30, 2006 and December 31, 2005.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At June 30, 2006 and December 31, 2005, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at June 30, 2006 and December 31, 2005 to members supplying 10 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2006		December 31, 2005
	Principal	% of Total	Principal	% of Total

National City Bank	$4,585	55%	$4,530	54%
Union Savings Bank	2,158	26	2,207	27

Total	$6,743	81%	$6,737	81%

Note 8 — Consolidated Obligations
Consolidated Obligations are the joint and several obligations of the FHLBanks and consist of Consolidated Bonds and Discount Notes. The FHLBanks issue Consolidated Obligations through the Office of Finance as their agent. Consolidated Bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
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
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at June 30, 2006 and December 31, 2005 by year of maturity (dollars in thousands):

	June 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %
Due in 1 year or less	$19,604,233	3.78	$17,845,188	3.22
Due after 1 year through 2 years	13,907,955	4.04	13,823,625	3.65
Due after 2 years through 3 years	5,380,000	4.22	6,898,000	4.03
Due after 3 years through 4 years	3,753,000	4.39	3,615,000	4.19
Due after 4 years through 5 years	3,069,750	4.66	3,079,000	4.43
Thereafter	8,355,739	4.91	8,605,530	4.81

Total par value	54,070,677	4.16	53,866,343	3.82

Bond premiums	29,833		37,662
Bond discounts	(56,092)		(57,390)
Deferred net loss on terminated hedges	91		119
SFAS 133 hedging adjustments	(402,400)		(326,455)

Total	$53,642,109		$53,520,279

The FHLBank uses fixed-rate callable bonds to finance callable Advances (see Note 5), mortgage loans held for portfolio, and mortgage-backed securities. Simultaneous with such a debt issuance, the FHLBank may also enter into an interest-rate swap (in which the FHLBank pays variable, and receives fixed, interest) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allows the FHLBank to provide members attractively priced variable-rate Advances. The FHLBank’s Consolidated Bonds outstanding at June 30, 2006 and December 31, 2005 included (in thousands):

	June 30, 2006	December 31, 2005
Par amount of Consolidated Bonds:
Non-callable	$35,468,294	$34,373,155
Callable	18,602,383	19,493,188

Total par value	$54,070,677	$53,866,343

The following table summarizes Consolidated Bonds outstanding at June 30, 2006 and December 31, 2005 by year of maturity or next call date (in thousands):

Year of Maturity or Next Call Date	June 30, 2006	December 31, 2005
Due in 1 year or less	$33,334,233	$32,028,188
Due after 1 year through 2 years	10,266,955	9,820,625
Due after 2 years through 3 years	2,540,000	4,233,000
Due after 3 years through 4 years	2,469,000	1,995,000
Due after 4 years through 5 years	1,751,750	2,174,000
Thereafter	3,708,739	3,615,530

Total par value	$54,070,677	$53,866,343

Consolidated Discount Notes. The FHLBank’s participation in Consolidated Discount Notes, all of which are due within 365 days, was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate
June 30, 2006	$18,750,093	$18,809,246	5.16%

December 31, 2005	$17,577,416	$17,634,170	4.12%

Note 9—Capital
The following table shows the FHLBank’s compliance with the Finance Board’s capital requirements at June 30, 2006 and December 31, 2005 (dollars in thousands):

	June 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$646,036	$3,897,002	$578,802	$4,129,647
Total capital-to-assets ratio	4.00%	4.99%	4.00%	5.35%
Total regulatory capital	$3,126,444	$3,897,002	$3,087,194	$4,129,647
Leverage capital-to-assets ratio	5.00%	7.48%	5.00%	8.03%
Leverage capital	$3,908,055	$5,845,503	$3,858,993	$6,194,471
The FHLBank’s activity for mandatorily redeemable capital stock during the six months ended June 30, 2006 was as follows (in thousands).

Balance, December 31, 2005	$418,381
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	1,223
Other redemptions	87,164
Redemption of mandatorily redeemable capital stock:
Withdrawals	(378,667)
Other redemptions	(894)
Stock dividend classified as mandatorily redeemable	8,209

Balance, June 30, 2006	$135,416

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at June 30, 2006 and December 31, 2005 (in thousands).

Contractual Year of Repurchase	June 30, 2006	December 31, 2005
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	1,717	21,011
Due after 2 years through 3 years	888	1,819
Due after 3 years through 4 years	31,789	11,114
Due after 4 years through 5 years	101,022	384,437

Total par value	$135,416	$418,381

Capital Concentration. The following table presents holdings of 10 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at June 30, 2006 and December 31, 2005 and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2006		December 31, 2005
	Balance	% of Total	Balance	% of Total
Charter One Bank, N.A.	$565	15%	$549	14%
U. S. Bank, N.A.	510	14	496	13

Total	$1,075	29%	$1,045	27%

Note 10—Comprehensive Income
     The following table shows the FHLBank’s comprehensive income for the noted periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$61,838	$49,958	$121,408	$100,766

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	489	340	(1,434)	518

Total other comprehensive income	489	340	(1,434)	518

Total comprehensive income	$62,327	$50,298	$119,974	$101,284

Note 11—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities, or costs by participating employer. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $876,000 and $701,000 in the three months ended June 30, 2006 and 2005, respectively, and $1,752,000 and $1,402,000 in the six months ended June 30, 2006 and 2005, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a tenure-based match based upon the percentage of employee voluntary contributions, subject to certain limitations. The FHLBank contributed $124,000 and $115,000 to this Plan in the three months ended June 30, 2006 and 2005, respectively, and $350,000 and $303,000 in the six months ended June 30, 2006 and 2005, respectively.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan that restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) if not for legal limitations on the amount of such benefits. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees. The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching formula as the qualified defined contribution plan discussed above plus the related earnings. Contributions for the defined contribution feature of the BEP were $25,000 and $86,000 in the three months ended June 30, 2006 and 2005, and $173,000 and $116,000 in the six months ended June 30, 2006 and 2005, respectively.
Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement health plan for the three and six months ended June 30, 2006 and 2005 were (in thousands):

	Three Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2006	2005	2006	2005
Service cost	$81	$93	$13	$11
Interest cost	196	247	45	40
Amortization of unrecognized prior service benefit	(27)	(34)	—	—
Amortization of unrecognized net loss	330	401	—	—

Net periodic benefit cost	$580	$707	$58	$51

	Six Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2006	2005	2006	2005
Service cost	$162	$150	$26	$23
Interest cost	391	400	89	82
Amortization of unrecognized prior service benefit	(54)	(54)	—	—
Amortization of unrecognized net loss	661	650	1	1

Net periodic benefit cost	$1,160	$1,146	$116	$106

Note 12—Segment Information
The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank’s two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk management, and operational administration. The segments identify the primary ways the FHLBank provides services to member stockholders. The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they have historically been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Mortgage Purchase Program income is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Capital is allocated proportionate to each segment’s average assets based on the total balance sheet’s capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. Affordable Housing Program and REFCORP are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments under SFAS 133, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the Mortgage Purchase Program’s market risk. All derivatives classified as mandatory delivery commitments and interest-rate forward agreements are allocated to the Mortgage Purchase Program segment.
The following table sets forth the FHLBank’s financial performance by operating segment for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2006
Net interest income	$73,747	$21,318	$95,065
Other income	2,276	7	2,283
Other expenses	10,775	2,052	12,827

Income before assessments	65,248	19,273	84,521

Affordable Housing Program	5,650	1,574	7,224
REFCORP	11,920	3,539	15,459

Total assessments	17,570	5,113	22,683

Net income	$47,678	$14,160	$61,838

Average assets	$68,175,357	$9,783,438	$77,958,795

Total assets	$68,372,416	$9,788,682	$78,161,098

2005
Net interest income	$65,071	$14,544	$79,615
Other income	(292)	6	(286)
Other expenses	9,209	1,909	11,118

Income before assessments	55,570	12,641	68,211

Affordable Housing Program	4,732	1,032	5,764
REFCORP	10,167	2,322	12,489

Total assessments	14,899	3,354	18,253

Net income	$40,671	$9,287	$49,958

Average assets	$71,482,344	$9,061,179	$80,543,523

Total assets	$65,629,304	$9,272,249	$74,901,553

	Six Months Ended June 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2006
Net interest income	$145,873	$41,501	$187,374
Other income	3,532	13	3,545
Other expenses	20,478	4,179	24,657

Income before assessments	128,927	37,335	166,262

Affordable Housing Program	11,454	3,048	14,502
REFCORP	23,495	6,857	30,352

Total assessments	34,949	9,905	44,854

Net income	$93,978	$27,430	$121,408

Average assets	$69,562,687	$9,717,805	$79,280,492

Total assets	$68,372,416	$9,788,682	$78,161,098

2005
Net interest income	$125,825	$31,238	$157,063
Other income	1,592	11	1,603
Other expenses	17,403	3,844	21,247

Income before assessments	110,014	27,405	137,419

Affordable Housing Program	9,225	2,237	11,462
REFCORP	20,157	5,034	25,191

Total assessments	29,382	7,271	36,653

Net income	$80,632	$20,134	$100,766

Average assets	$71,573,358	$8,982,338	$80,555,696

Total assets	$65,629,304	$9,272,249	$74,901,553

Note 13—Derivatives and Hedging Activities
The FHLBank uses interest rate swaps to hedge the fair value of certain fixed-rate Advances and Consolidated Obligations. The FHLBank does this by issuing swaps where one side of the swap offsets the fixed rate in the hedged item and the other side is based on a short-term London InterBank Offered Rate (LIBOR) rate that normally resets within three months. These derivatives are reflected as fair-value hedges. In addition the FHLBank has a relatively small amount of derivatives that are classified as stand-alone delivery commitments and economic hedges. Stand-alone delivery commitments are Mandatory Delivery Contracts made under the Mortgage Purchase Program and represent a future commitment to purchase mortgage loans from our customers. The FHLBank hedges these commitments in part by committing to sell to-be-announced (TBA) mortgage-backed securities issued by other government-sponsored enterprises such as Fannie Mae and Freddie Mac and/or government agencies such as Ginnie Mae. The market value of the TBAs tends to move in the opposite direction of the market pricing of the hedged Mandatory Delivery Contracts. The TBAs are considered stand-alone derivatives and therefore achieve an economic hedge of the Mandatory Delivery Contracts. The FHLBank also has two interest rate swaps that economically hedge Advances and that are not accounted for under hedge accounting.

The following table represents outstanding notional balances, estimated fair values excluding accrued interest, and net derivative balances of the derivatives outstanding at June 30, 2006 and December 31, 2005 (in thousands).

	June 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest-rate Swaps:
Fair value	$31,243,955	$(416,207)	$31,401,325	$(468,325)
Economic	20,000	681	10,000	(282)
Interest-rate Forward Agreements:
Economic	92,000	(263)	28,000	(15)
Mortgage Delivery Commitments:
Economic	111,858	288	38,758	(7)

Total	$31,467,813	$(415,501)	$31,478,083	$(468,629)

Total derivatives excluding accrued interest		$(415,501)		$(468,629)
Accrued interest		76,207		40,967

Net derivative balances		$(339,294)		$(427,662)

Net derivative asset balances		$707		$65
Net derivative liability balances		(340,001)		(427,727)

Net derivative balances		$(339,294)		$(427,662)

Note 14—Estimated Fair Values
The carrying values and estimated fair values of the FHLBank’s financial instruments at June 30, 2006 were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$4,135	$—	$4,135
Interest-bearing deposits	4,484,322	(594)	4,483,728
Securities purchased under agreements to resell	500,000	—	500,000
Federal funds sold	6,908,000	(99)	6,907,901
Trading securities	5,281	—	5,281
Available-for-sale securities	1,646,315	—	1,646,315
Held-to-maturity securities	11,858,435	(488,096)	11,370,339
Advances	44,042,171	(179,828)	43,862,343
Mortgage loans held for portfolio, net	8,381,960	(391,125)	7,990,835
Accrued interest receivable	276,580	—	276,580
Derivative assets	707	—	707

Liabilities:

Deposits	(844,979)	127	(844,852)
Consolidated Obligations:
Discount Notes	(18,750,093)	809	(18,749,284)
Bonds	(53,642,109)	791,824	(52,850,285)
Mandatorily redeemable capital stock	(135,416)	—	(135,416)
Accrued interest payable	(511,279)	—	(511,279)
Derivative liabilities	(340,001)	—	(340,001)

Other:

Commitments to extend credit for Advances	—	(74)	(74)
Standby bond purchase agreements	—	1,121	1,121

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2005 were as follows (in thousands):
2005 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$4,948	$—	$4,948
Interest-bearing deposits	6,284,166	(958)	6,283,208
Securities purchased under agreements to resell	1,000,000	—	1,000,000
Federal funds sold	7,487,900	(43)	7,487,857
Trading securities	6,187	—	6,187
Available-for-sale securities	1,151,271	—	1,151,271
Held-to-maturity securities	12,271,521	(254,037)	12,017,484
Advances	40,261,623	(108,529)	40,153,094
Mortgage loans held for portfolio, net	8,418,139	(139,556)	8,278,583
Accrued interest receivable	238,625	—	238,625
Derivative assets	65	—	65

Liabilities:

Deposits	(910,453)	119	(910,334)
Consolidated Obligations:
Discount Notes	(17,577,416)	3,694	(17,573,722)
Bonds	(53,520,279)	411,828	(53,108,451)
Mandatorily redeemable capital stock	(418,381)	—	(418,381)
Accrued interest payable	(436,981)	—	(436,981)
Derivative liabilities	(427,727)	—	(427,727)

Other:

Commitments to extend credit for Advances	—	830	830
Standby bond purchase agreements	—	1,314	1,314
Note 15—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Commitments to fund additional Advances	$7,609	$254,327
Mandatory Delivery Contracts for mortgage loans	111,858	38,758
Interest-rate forward agreements	92,000	28,000
Outstanding Standby Letters of Credit	1,486,268	1,405,886
Consolidated Obligations – committed to, not settled (par value)	790,218	59,343
Standby bond purchase agreements (principal)	247,370	251,550
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was $958.6 billion and $937.5 billion at June 30, 2006 and December 31, 2005, respectively.

Note 16—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank has noted such activity on the face of its financial statements. There were no such loans or borrowings outstanding at June 30, 2006 or 2005. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the six months ended June 30, 2006 and 2005 (in millions).

	Average Daily Balances
	2006	2005
Loans to Other FHLBanks	$16	$13
Borrowings from Other FHLBanks	1	—
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day when the transfer is traded) that was originally issued by another FHLBank. There were no Consolidated Obligations transferred to the FHLBank during the six months ended June 30, 2006. During the six months ended June 30, 2005, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $47,000, and the net discounts associated with these transactions were (in thousands) $390. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.
Note 17—Transactions with Shareholders
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects the balances with Directors’ Financial Institutions for the items indicated below as of June 30, 2006 and December 31, 2005 (dollars in millions).

	June 30, 2006		December 31, 2005
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$12,104	27.5%	$11,194	27.9%
Mortgage Purchase Program	59	0.7	61	0.7
Mortgage-backed securities	—	—	—	—
Regulatory Capital Stock	646	17.6	674	17.2
Derivatives	—	—	2	0.1

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (Derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at June 30, 2006 and December 31, 2005 to members holding 10 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
June 30, 2006	Balance	% of Total	Principal	Principal Balance
Charter One Bank, N.A.	$565	15%	$11,074	$—
U. S. Bank, N.A.	510	14	5,859	176

Total	$1,075	29%	$16,933	$176

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2005	Balance	% of Total	Principal	Principal Balance
Charter One Bank, N.A.	$549	14%	$9,876	$—
U. S. Bank, N.A.	496	13	3,621	201

Total	$1,045	27%	$13,497	$201

Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the six months ended June 30, 2006 or 2005. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $14,135,000 and $14,435,000 as of June 30, 2006 and December 31, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties affecting our forward-looking statements include the following:
▪	the effects of economic and market conditions on demand for Advances and mortgage assets, including changes in economic growth, interest rates, interest rate spreads, interest rate volatility, mortgage originations and prepayment activity;

▪	the demand for Advances resulting from changes in members’ merger and consolidation activity, deposit flows and credit demands;

▪	political events, including legislative, regulatory, judicial or other developments that could affect the FHLBank, our members, counterparties, and/or investors in the FHLBank System’s Consolidated Obligations; in particular, the proposed Capital Rule discussed in the “Primary Business Related Developments and Update on Risk Factors” section below could materially affect our future operations and business model;

▪	competitive forces, including those related to other sources of funding available to members, purchases of mortgage loans and issuance of Consolidated Obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	changes in investor demand for Consolidated Obligations and/or in the terms of derivatives;

▪	the timing and volume of market activity;

▪	the ability to successfully manage new products and services;

▪	the volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for member obligations and/or for counterparties to derivatives;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks;

▪	factors, including natural disasters, that could affect the value of investments or collateral we hold as security; and

▪	inflation and deflation.
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

In addition to being a GSE, the FHLBank is a cooperative institution. Our capital is voluntarily provided in the private sector by the institutions approved to access our products and services. All Fifth District federally insured depository institutions and insurance companies that are engaged in residential housing finance and that meet standard eligibility requirements are permitted to apply for membership. All members are required to purchase our capital stock as a condition of membership, based on each member’s amount of total assets. In accordance with the rules of our Capital Plan implemented at the end of 2002, members may also be required to own or purchase additional stock when utilizing certain of our products or services. The Capital Plan is posted on our Web site (www.fhlbcin.com).
Our cooperative ownership structure and the par market value of stockholders’ capital stock mean that the value we generate for our stockholders is derived both from products and services with attractive terms and characteristics and from a competitive dividend return on their capital investment. We must achieve a balance in fulfilling these two sources of membership value. Our public policy mission is to facilitate and expand the availability of finance for housing and community lending. We strive to achieve the mission by providing competitive services to members—primarily a readily available, low-cost source of funds. Our principal activity is making fully collateralized loans, called Advances, to our members. Together with the issuance of collateralized Letters of Credit, Advances constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as investments on our balance sheet. These three product offerings constitute our “Mission Asset Activity.”
We also provide below-market cost funding and direct grants to members through Housing and Community Investment Programs, which include the Affordable Housing Program and other programs. These programs assist members in serving low-income housing markets and community economic development.
We invest in various highly rated debt and mortgage-related securities. These support our mission by providing one source of liquidity, helping to manage market risk exposure and Mission Asset volatility, enhancing earnings, and (through the purchase of mortgage-related securities) supporting the housing market.
Our primary source of funding and liquidity is through participating in the issuance of the FHLBank System’s Consolidated Obligations—debt securities— in the capital markets. A secondary source of funding is our capital. Consolidated Obligations are the joint and several obligations of all 12 District Banks. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, Consolidated Obligations and no FHLBank has ever experienced a credit loss on Advances. The System’s comparative advantage in funding and financing is due largely to its credit ratings. Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign the FHLBank System’s Consolidated Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. In addition, these two rating agencies continue to assign our FHLBank the highest available counterparty and deposit ratings.
Our franchise value is derived primarily from the ability to provide efficient intermediation between the capital markets and our members. The ability to issue debt securities and execute derivatives transactions daily in the capital markets in various maturities, structures, and principal/notional amounts, and at relatively low spreads to benchmark market interest rates, enables us to offer members a wide range of Mission Asset Activity and enables members to access the capital markets, through their activities with the FHLBank, in ways they may be unable to do as effectively, or at all, without our services.
EXECUTIVE OVERVIEW
Financial Condition
In the first six months of 2006, average Mission Asset Activity was relatively stable compared to the same period in 2005. For this period, the average principal balance of Mission Asset Activity was $55.20 billion, up less than one percent compared with both full-year 2005 and the first six months of 2005. However, ending principal balances of Mission Asset Activity grew modestly, up $4.03 billion (8.1 percent) from year-end 2005 and $1.77 billion (3.4 percent) from June 30, 2005.
Most of the increase in the ending balance of Mission Asset Activity occurred from Advance growth. The principal balance of Advances at June 30, 2006 was $44.07 billion, up $3.91 billon (9.7 percent) from year-end 2005 and up $1.79 billion (4.2 percent) from June 30, 2005. The daily volatility of Advances continued to be high. We believe the ability of members to quickly and cost-effectively change how they use Advances is a significant source of value from membership. The Mortgage Purchase Program continued the trend of modest purchases and growth from the last two years. Its balances were relatively constant on an average and ending balance basis.
Our regulatory capital-to-assets ratio continued to be well above regulatory minimums and at levels for us to adequately manage our operations and market risk profile. The average regulatory capital-to-assets ratio for the first six months of 2006 was 5.12 percent, compared to 5.11 percent in all of 2005 and 5.03 percent in the first six months of 2005. The regulatory minimum is 4.00 percent. The FHLBank System continued to have sufficient access to the capital markets, enabling us to fund our assets on favorable terms to effectively manage risk and liquidity and provide members with valued products and services.
We accrued $14.5 million in the first two quarters of 2006 for future use in the Affordable Housing Program, $3.0 million more than in the first two quarters of 2005.
Results of Operations
Net income in the first six months of 2006 was $121.4 million, an increase of $20.6 million (20.5 percent) from the same period in 2005. Our primary indicator of profitability, return on average equity (ROE), averaged 6.55 percent for year-to-date 2006, which represented a spread to the 4.99 percent average 3-month London InterBank Offered Rate (LIBOR) of 1.56 percentage points. This compared with an ROE of 5.15 percent and an ROE spread to LIBOR of 2.09 percentage points in the first six months of 2005. The primary reasons for the increase in earnings and ROE were the environment of continually higher short-term interest rates, which improved the earnings generated from investment of interest-free capital and from our large overnight asset gap, and a reduction in net premium amortization related to SFAS 91. The major reasons for the lower ROE spread to 3-month LIBOR were:
▪	the rising interest rate environment which lowered earnings from our modest amount of short funding;

▪	the maturity of a relatively large amount of low cost debt;

▪	the continued accumulation of new mortgage assets at relatively narrow spreads; and

▪	our continued strategy to maintain a modest market risk exposure profile.
The results of a higher ROE but lower ROE spread to 3-month LIBOR were consistent with trends we normally experience when short-term interest rates increase.
In the first two quarters of 2006, we distributed $99.9 million of earnings to stockholders as a return on their capital investment in our company. This amount represented a 5.75 percent annualized stock dividend paid in each quarter. The 2006 dividend rate was 0.76 percentage points above the average 3-month LIBOR, compared with 1.63 percentage points in the first two quarters of 2005 and 1.44 percentage points in all of 2005. We increased retained earnings by $22 million from year-end 2005, to end the second quarter at $229 million. Since year-end 2001, quarterly earnings have been sufficiently high to increase retained earnings by a total of $186 million while also paying competitive quarterly dividend rates.
We believe the ROE in the first two quarters of 2006 continued to represent a competitive return on our members’ capital investment and was consistent with our Board of Directors’ long-term target for the dividend payable of 1.50 percentage points above 3-month LIBOR. For the 20th consecutive year, our Board of Directors has continued to authorize a strategy of paying dividends in the form of additional shares of stock. We believe that payment of stock dividends, compared to cash dividends, provides members more flexibility with their FHLBank capital investment within the context of their management of liquidity, market risk exposure, funding requirements, asset concentration, and corporate taxation.

Outlook, Challenges and Opportunities
We believe our cooperative business model is fundamentally stable and will enable us to continue to achieve our mission. However, the ability to maintain this stability and mission achievement will be challenged by the Finance Board’s proposed Capital Rule. This proposed Rule is a major risk factor for our business and our members. We believe that, if it is implemented, it would significantly and unfavorably affect our business model. We discuss the proposed Rule in the following section. Other than the proposed Rule, the ongoing challenges and concerns that were discussed in the “Executive Summary” of our 2005 Annual Report on Form 10-K have not changed. These are summarized below in this section. Neither the discussions of these ongoing challenges and concerns, nor the prospective discussions found in the remainder of this document, has been modified to consider effects on our financial condition, results of operations, or business model if the proposed Capital Rule is implemented in its current form.
Advances
The concentration of Mission Asset Activity among several members presents a challenge to manage Advance volatility and presents the risk of sharp reductions in Mission Asset Activity. Besides diminishing our ability to fulfill our mission, a significant and sustained decrease in Mission Asset Activity would negatively impact the ability to continue paying competitive dividends over the long term. This could cause us to consider making adjustments to our Capital Plan, Retained Earnings Policy, capital-to-assets ratio, pricing of Mission Asset Activity, and form of dividend payments. Changes to our business model in these areas resulting from lower Advance activity could unfavorably affect the value of membership to all members beyond the reduction in Advances. A significant and sustained increase in Mission Asset Activity would also present management challenges in terms of having adequate liquidity and preserving an adequate capital-to-assets ratio.
Mortgage Purchase Program
Because of changes in market conditions, the growth of asset purchases and balances in the Mortgage Purchase Program slowed substantially in the last two years. We believe the Program’s ability to continue to serve our members’ needs over the long term will depend on the successful marketing of the Program to members who currently do not actively participate in it and the development of additional products and features. Given current regulatory restrictions on the kinds of residential mortgages we may purchase, we continued to be limited in the overall competitiveness of the Program. In addition, net spreads to funding costs on mortgage assets continued to be narrow versus historical comparison, which unfavorably affected earnings and, in some cases, the competitiveness of our loan pricing in the Mortgage Purchase Program. If the narrow mortgage spreads persist, we would expect the Program’s growth to continue to be constrained.
Earnings and Profitability
We also continue to focus on expected and unexpected earnings volatility, the level of profitability, and the adequacy of retained earnings to provide a dividend stabilization reserve. We anticipate that the next several years will present earnings challenges compared to the level of profitability over the last four years. Earnings relative to short-term interest rates are expected to be at or below the performance level we believe our current business model supports on a long-term, steady-state basis. The factors identified in the “Net Interest Income” section below that affected earnings in the first six months of 2006 will, if they persist, result in a further narrowing of the ROE spread to 3-month LIBOR. In particular, the large amount of low cost unswapped debt scheduled to mature in the next several years will increasingly pressure earnings.
Debt Costs
We are focused on the potential effects of external pressures on the primary sources that drive our ability to add value to members’ capital investment, expand Mission Asset Activity, and fulfill our public mission. These sources include competitive debt costs, flexible capital market access to issue debt, and intermediation between our members and the capital markets through Mission Asset Activity. The cost of the FHLBank System’s Consolidated Obligations could increase and become more volatile from news regarding financial results, changes in the credit ratings of and/or accounting practices at other GSEs including other FHLBanks, and the uncertain effects on our business model from currently-proposed and potential changes in regulations and legislation.
Change in Federal Reserve Bank Policy Statement on Payments System Risk
On July 20, 2006, the Federal Reserve Banks began to release interest and principal payments on securities issued by GSEs and certain international organizations only when the issuer’s Federal Reserve account contains sufficient funds to cover these payments. Previously, the Federal Reserve Banks processed and posted these payments to depository institutions’ Federal Reserve accounts by 9:15 a.m. Eastern Time, the same posting time as for U.S. Treasury securities’ interest and redemption payments, even if the issuer had not fully funded its payments. Under the new policy, the issuer determines the timing of these payments during the day. In order for the payments to be processed on their due date, each issuer is required to fund its interest and principal payments by 4 p.m. Eastern Time on that day.
A Federal Reserve Industry Working Group on Payments System Risk Policy Changes was established to help market participants identify potential market disruptions and determine and understand the new payment environment. We worked in conjunction with the other FHLBanks and the Office of Finance (our fiscal agent) and implemented a number of modifications in our operational procedures, which helped us adapt to this policy change. The policy change affected certain cash management routines and related business practices of the FHLBank System and our FHLBank. To date, implementation of the modifications in operational procedures have served to mitigate material effects on our liquidity and business operations. However, all of the effects of the policy change have not yet been felt. There still could be implications for our liquidity position and ability to continue offering the same terms and conditions on some of our Advance programs and other services. It is not possible at this time to assess what, if any, long-term effects there will be from the policy change.
PRIMARY BUSINESS RELATED DEVELOPMENTS AND UPDATE ON RISK FACTORS
Proposed Capital Rule
As we discussed in more detail in our Form 10-Q for the quarter ended March 31, 2006, on March 15, 2006 the Finance Board published a proposed Capital Rule that would change the capital structure of the FHLBanks. There was a 120-day comment period that ended July 13, 2006. Among other provisions, the proposed Capital Rule would prescribe uniformly for each FHLBank a minimum level of retained earnings and a maximum level of excess stock. The proposed Rule is available on our Web site: www.fhlbcin.com, and on the Finance Board’s Web site: www.fhfb.gov.
As applied to our FHLBank, the proposed Capital Rule would have several negative direct effects on our business model. These include requiring us to repurchase at least an estimated $400 million (almost half) of members’ excess capital stock (which, among other consequences, would likely trigger tax consequences for the affected members), to increase retained earnings by at least an estimated $100 million, to lower the dividend rate to no more than 50 percent of earnings during the retained earnings build up period, and to pay dividends in cash rather than additional shares of capital stock as we have for 20 years (which would eliminate a federal tax-advantage to many of our members).
Besides these unfavorable direct effects, we are strongly concerned that the proposed Rule would have significant unintended consequences. We believe these effects and consequences would likely undermine the Finance Board’s stated purpose of strengthening safety and soundness and reducing the impairment risk of capital stock. We believe the proposed Rule would severely compromise our FHLBank’s business, public policy mission, and safety and soundness by:
▪	weakening the FHLBank’s strong financial position and financial flexibility, by reducing our capital, liquidity, profitability and/or capital ratios, and by changing our asset mix, which could result in our FHLBank’s ratings from Standard & Poor’s and Moody’s being lowered;

▪	lowering stockholders’ perceived value of membership in our FHLBank, especially our smaller asset members, which also could cause members to request redemption of an amount of excess stock well above that mandated by the proposed Rule;

▪	constraining our ability to continue offering members many Mission Asset programs and other services on the same favorable terms and conditions as previously offered;

▪	dismantling the key provisions of our Capital Plan enabling us to support Mission Asset programs with excess capital stock, which the Finance Board unanimously approved in 2002 and which we believe have benefited members;

▪	decreasing the scale of our business and our profitability and therefore our contributions to Affordable Housing Programs; and

▪	reducing our ability to fund voluntary affordable housing initiatives, for the reasons set forth above.

We believe we already may be experiencing the consequences of the proposed Capital Rule. FHLBank System members, numerous industry housing and trade organizations, government agencies, Standard & Poor’s, industry watchdog and consultants and at least two U.S. Congressmen have expressed concern in writing about the proposed Rule. Many members’ comment letters assert that the Rule could unfavorably affect their business relationships with their respective FHLBanks. The Finance Board has received 1,065 comment letters, composed of 779 from System members and 286 from other bodies. Virtually all of the comment letters voiced opposition to the proposed Rule as it is written. At the time of filing this Form 10-Q, the Finance Board has not yet indicated when, or how, it will address the comments received.
As of June 30, 2006, we had received $87 million in par value of capital stock Redemption Notices from seven members. The majority of these members have advised us that their requests were due primarily to their concerns about the effects of the proposed Rule. Under our Capital Plan, we have up to five years to redeem capital stock subject to a Redemption Notice. In light of the uncertainties related to the proposed Rule, our Board decided to defer any action on these member requests. We cannot predict what other stock redemption requests members will submit, and we cannot predict what the amount of these requests would have to be to materially affect our operations.
Our strong concerns with the proposed Capital Rule, including its apparent inconsistencies with provisions of the Congressional Gramm-Leach-Bliley Act of 1999 which governs the capital structures of the FHLBanks, are addressed in detail in our Board of Directors’ comment letter to the Finance Board. This letter was distributed to our members and is posted on our Web site: www.fhlbcin.com. The comment letter respectfully urges the Finance Board to withdraw the proposed Capital Rule.
U.S. Treasury Department to Review GSE Debt Issuance Approval Process
The U.S. Treasury Department has announced that it will review its process for approving the GSEs’ debt issuance. This review is being undertaken in order to ensure that, in light of current circumstances, the Treasury continues to act as an appropriate custodian of the powers Congress granted to it when the GSE charters were created. Under their charters, GSEs are permitted to issue debt only upon the approval of the Secretary of the Treasury. Although the approval process has changed in the past from time to time, approvals have been routinely and cooperatively granted. As a result of this review, the approval process could change again, which could affect the amount, timing, structures and interest costs of the FHLBank System’s Consolidated Obligation issuances and which, in turn, could affect our ability to continue to achieve our mission and corporate objectives. At this time, we cannot predict what effects, if any, will result from actions taken as a result of the Treasury’s review.
Suspension of Two Voluntary Housing Programs: New Neighbors and American Dream Homeownership Challenge
In 2005, our Board of Directors voted to establish a $15 million fund called New Neighbors for use over the next two years for grants to our members to assist families displaced by hurricanes in 2005 who wish to secure permanent housing opportunities. This fund is voluntary and over and above our other Housing and Community Investment programs. Through June 30, 2006, we had approved $3.1 million in grants to help 155 families move into permanent housing. Our American Dream Homeownership Challenge program, also voluntary, is a $1.0 million annual grant program for minorities and persons with special needs. It was established in 2003 to complement President Bush’s Blueprint for the American Dream initiative to increase minority homeownership.
At its April 20, 2006 meeting, our Board of Directors voted to temporarily suspend these voluntary programs. This decision was made in response to uncertainties regarding the impact of the Finance Board’s proposed Capital Rule on our future business operations and financial condition. Our other housing programs, which are mandatory, are unaffected by this decision. After completion of the Finance Board’s rule-making process, we will evaluate the final impact on all our programs and services and determine our ability to reestablish these voluntary housing programs.

Developments Regarding SFAS 150 Capital Stock
The FHLBank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), beginning January 1, 2004. Under SFAS 150, a member’s FHLBank capital stock meets the definition of mandatorily redeemable capital stock when a member submits a written redemption request or withdrawal notice for its capital stock, or when a member attains nonmember status by merger or acquisition, charter termination or involuntary termination of membership. GAAP capital excludes SFAS 150 capital stock, while regulatory capital stock includes it. The classification of some capital stock as SFAS 150 capital stock has no effect on our liquidity position, safety and soundness, or ability to meet interest payments on our participation in Consolidated Obligations. Per the GLB Act and current Finance Board Regulations, we must redeem all of the SFAS 150 capital stock that is then excess at the end of a five-year waiting period, subject to continuing to meet our capital regulations and maintaining our safety and soundness. We are permitted to repurchase any or all of excess stock (no matter if it is SFAS 150 capital stock) sooner, as long as we meet all our regulatory and policy requirements and maintain safety and soundness.
As reported and discussed as a subsequent event in our Form 10-Q for the quarter ended March 31, 2006, on April 27, 2006, we repurchased $379 million of SFAS 150 excess capital stock held by nonmembers. In the second quarter of 2006, seven members submitted $87 million of redemption requests of their excess capital stock. (See the “Proposed Capital Rule” section above for discussion.) The two largest redemption requests totaled $85 million, and included $45 million from Charter One Bank, N.A. As a result of these events, on June 30, 2006 we had $136 million of SFAS 150 capital stock.
Change in Policy of Declaring Dividends
At its April 20, 2006 meeting, our Board adopted a new dividend declaration policy. Previously, dividends had been declared in the last month of a quarter, and paid on the last day of the quarter, based on that quarter’s estimated earnings and estimated average capital stock balances. Effective with the new policy, dividends for a quarter are declared and paid after the close of the quarter based on actual earnings through the end of the previous quarter and the current quarter’s average stock balances. Thus, any dividend declared during a quarter does not include any actual or projected earnings for the current quarter. The Board believes this change removes any uncertainty involved in declaring dividends based on estimated earnings.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
The primary external factors that affect our Mission Asset Activity and earnings are the general state of the economy and financial institutions, especially in the Fifth District states, trends in the financial condition of our members, and market interest rates. The economy has been expanding moderately for several years. After expanding 4.2 percent in 2004 and 3.5 percent in 2005, inflation-adjusted Gross Domestic Product (GDP) grew in the first quarter of 2006 by a revised 5.6 percent and by an advanced estimate of 2.5 percent in the second quarter.
As a financial lending institution, the behavior of market interest rates strongly affects our earnings. The following table presents key market interest rates for the periods presented (obtained from Bloomberg L.P.).

	Quarter 2 2006		Quarter 1 2006		Year 2005		Quarter 2 2005
	Average	Ending	Average	Ending	Average	Ending	Average	Ending
Overnight Federal Funds Target	4.90%	5.25%	4.43%	4.75%	3.19%	4.25%	2.91%	3.25%

3-month LIBOR	5.21	5.48	4.76	5.00	3.56	4.54	3.28	3.52
2-year LIBOR	5.43	5.62	5.01	5.28	4.23	4.85	4.01	3.98
5-year LIBOR	5.49	5.65	5.03	5.30	4.48	4.88	4.30	4.13
10-year LIBOR	5.61	5.73	5.09	5.39	4.73	4.94	4.59	4.33

2-year U.S. Treasury	4.98	5.15	4.59	4.82	3.84	4.40	3.63	3.64
5-year U.S. Treasury	4.98	5.09	4.53	4.81	4.04	4.35	3.87	3.70
10-year U.S. Treasury	5.06	5.14	4.56	4.85	4.28	4.39	4.15	3.92

15-year mortgage current coupon (1)	5.82	5.96	5.40	5.67	4.93	5.31	4.77	4.65
30-year mortgage current coupon (1)	6.22	6.38	5.81	6.02	5.39	5.76	5.21	5.02

(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

As shown, the trends since mid 2004 of rising short-term interest rates and flatter market yield curves continued in the first two quarters of 2006. Although on some days in 2006 market yield curves were inverted between certain maturity points, there was a trend for the yield curves to become slightly steeper within a relatively narrow range. Long-term mortgage interest rates rose approximately 100 basis points between the averages for the second quarters of 2005 and 2006. These rates rose approximately 125-150 basis points from June 30, 2005 to June 30, 2006.
These changes in the level of interest rates and the shape of the market yield curves affected our market risk exposure profile and earnings trends in the following ways:
▪	Earnings increased from the investment of interest-free capital in a higher interest rate environment.

▪	Earnings increased from funding overnight Advances with one-week to one-month liabilities.

▪	Earnings increased from a reduction in SFAS 91 net amortization because actual and projected mortgage prepayment speeds slowed in response to higher long-term interest rates.

▪	Earnings decreased from partially funding long-term assets with short-term liabilities that had higher rates of interest.

▪	Earnings decreased from the continuation of narrow spreads between the book yields of new mortgage assets and the cost of new Consolidated Obligations, in part corresponding to the flatter yield curve.

▪	Earnings decreased from replacing maturing long-term unswapped Consolidated Obligations that had relatively low rates with higher rate liabilities.

▪	We continued to maintain a modest market risk exposure to potential changes in long-term interest rates, in part because the flatter yield curve lowered the opportunity cost of doing so.
These effects are discussed in more detail in the “Components of Net Interest Income” and “Segment Information” sections of “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Introduction: Asset Composition and Trends in Mission Asset Activity
The tables below and on the next page present information on our asset composition for the periods presented. Please reference these tables in the subsequent discussion of the analysis of asset trends.
Asset Composition — Ending Balances (Dollars in millions)

	June 30, 2006		December 31, 2005		June 30, 2005		June 30,2006
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2005		June 30, 2005
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$44,067	56.4%	$40,157	52.0%	$42,282	56.5%	$3,910	9.7%	$1,785	4.2%
Other items (1)	(25)	—	105	0.2	295	0.4	(130)	(123.8)	(320)	(108.5)

Total book value	44,042	56.4	40,262	52.2	42,577	56.9	3,780	9.4	1,465	3.4

Mortgage loans held for portfolio
Principal	8,295	10.6	8,324	10.8	8,385	11.2	(29)	(0.3)	(90)	(1.1)
Other items	87	0.1	94	0.1	92	0.1	(7)	(7.4)	(5)	(5.4)

Total book value	8,382	10.7	8,418	10.9	8,477	11.3	(36)	(0.4)	(95)	(1.1)

Investments

Mortgage-backed securities
Principal	11,834	15.2	12,240	15.9	12,295	16.4	(406)	(3.3)	(461)	(3.7)
Other items	2	—	7	—	17	—	(5)	(71.4)	(15)	(88.2)

Total book value	11,836	15.2	12,247	15.9	12,312	16.4	(411)	(3.4)	(476)	(3.9)

Short-term money market
Principal	13,547	17.3	15,927	20.6	11,230	15.0	(2,380)	(14.9)	2,317	20.6
Other items	(9)	—	(4)	—	(3)	—	(5)	(125.0)	(6)	(200.0)

Total book value	13,538	17.3	15,923	20.6	11,227	15.0	(2,385)	(15.0)	2,311	20.6

Other long-term investments	28	—	31	—	34	—	(3)	(9.7)	(6)	(17.6)

Total investments	25,402	32.5	28,201	36.5	23,573	31.4	(2,799)	(9.9)	1,829	7.8

Total earning assets	77,826	99.6	76,881	99.6	74,627	99.6	945	1.2	3,199	4.3

Other assets	335	0.4	299	0.4	275	0.4	36	12.0	60	21.8

Total assets	$78,161	100.0%	$77,180	100.0%	$74,902	100.0%	$981	1.3	$3,259	4.4

Other Business Activity (Notional)
Letters of Credit	$1,486		$1,406		$1,379		$80	5.7	$107	7.8

Mandatory Delivery Contracts	$112		$39		$147		$73	187.2	$(35)	(23.8)

Total Mission Asset Activity (2) (Principal and Notional)	$53,960	69.0%	$49,926	64.7%	$52,193	69.7%	$4,034	8.1	$1,767	3.4

(1)	The majority of these balances are SFAS 133-related basis adjustments.

(2)	Includes Advances, mortgage loans held for portfolio, Letters of Credit and Mandatory Delivery Contracts.

Asset Composition — Average Balances (Dollars in millions)

	Six Months Ended		Year Ended		Six Months Ended		June 30, 2006
	June 30, 2006		December 31, 2005		June 30, 2005		Change From		Change From
		% of		% of		% of	Year Ended		Six Months Ended
		Total		Total		Total	December 31, 2005		June 30, 2005
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$45,351	57.2%	$44,840	56.5%	$45,418	56.4%	$511	1.1%	$(67)	(0.1)%
Other items (1)	38	—	234	0.3	290	0.3	(196)	(83.8)	(252)	(86.9)

Total book value	45,389	57.2	45,074	56.8	45,708	56.7	315	0.7	(319)	(0.7)

Mortgage loans held for portfolio
Principal	8,316	10.5	8,347	10.5	8,167	10.2	(31)	(0.4)	149	1.8
Other items	91	0.1	95	0.1	96	0.1	(4)	(4.2)	(5)	(5.2)

Total book value	8,407	10.6	8,442	10.6	8,263	10.3	(35)	(0.4)	144	1.7

Investments

Mortgage-backed securities
Principal	12,219	15.5	11,906	15.0	11,894	14.8	313	2.6	325	2.7
Other items	3	—	17	—	20	—	(14)	(82.4)	(17)	(85.0)

Total book value	12,222	15.5	11,923	15.0	11,914	14.8	299	2.5	308	2.6

Short-term money market
Principal	12,930	16.3	13,652	17.2	14,380	17.9	(722)	(5.3)	(1,450)	(10.1)
Other items	(4)	—	(3)	—	(4)	—	(1)	(33.3)	—	—

Total book value	12,926	16.3	13,649	17.2	14,376	17.9	(723)	(5.3)	(1,450)	(10.1)

Other long-term investments	28	—	33	0.1	35	—	(5)	(15.2)	(7)	(20.0)

Total investments	25,176	31.8	25,605	32.3	26,325	32.7	(429)	(1.7)	(1,149)	(4.4)

Loans to other FHLBanks	16	—	14	—	13	—	2	14.3	3	23.1

Total earning assets	78,988	99.6	79,135	99.7	80,309	99.7	(147)	(0.2)	(1,321)	(1.6)

Other assets	292	0.4	255	0.3	247	0.3	37	14.5	45	18.2

Total assets	$79,280	100.0%	$79,390	100.0%	$80,556	100.0%	$(110)	(0.1)	$(1,276)	(1.6)

Other Business Activity (Notional)
Letters of Credit	$1,455		$1,414		$1,436		$41	2.9	$19	1.3

Mandatory Delivery Contracts	$76		$134		$143		$(58)	(43.3)	$(67)	(46.9)

Total Mission Asset Activity (2) (Principal and Notional)	$55,198	69.6%	$54,735	68.9%	$55,164	68.5%	$463	0.8	$34	0.1

(1)	The majority of these balances are SFAS 133-related basis adjustments.

(2)	Includes Advances, mortgage loans held for portfolio, Letters of Credit and Mandatory Delivery Contracts.
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of Letters of Credit;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
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
The daily average dollar amount of total Mission Asset Activity for year-to-date 2006 was virtually constant compared to the first six months of 2005 and the full year 2005. For all three periods, the amount of Mission Asset Activity averaged approximately 69-70 percent of total assets. However, the June 30, 2006 ending balance grew moderately by $4,034 million (8.1 percent) from year-end 2005 and by $1,767 million (3.4 percent) from June 30, 2005. The growth in ending balances reflected the combination of two factors. First, in the second half of 2005 Advance balances generally declined, due primarily to the actions of several large borrowing members to restructure their liability positions and to merger activity involving two of our larger borrowing (former) members. Second, the 2005 reductions in Advance balances were more than offset in 2006 by Advance growth from our three largest borrowers and from a newer large-asset member. The balances in the Mortgage Purchase Program were relatively stable on both an average and period end basis.
Credit Services
As presented in the asset composition table above, the average principal balance of Advances outstanding to members for year-to-date 2006 was $45,351 million and the balance on June 30, 2006 was $44,067 million. Although balances exhibit substantial daily and intra-period volatility, in 2006 this largest component of our Mission Asset Activity was stable on an average-balance basis and showed moderate growth on an ending-balance basis, as referenced in the “Trends in Mission Asset Activity” section. Advances’ principal balance on June 30, 2006 was $3,910 million (9.7 percent) higher than year-end 2005 and $1,785 million (4.2 percent) higher than June 30, 2005. Average and ending balances in the Letters of Credit program were relatively stable in the range between approximately $1,400 million and $1,500 million.
The table below presents information on Advance balances by major program type for the dates selected.

	June 30, 2006		March 31, 2006		December 31, 2005		June 30, 2005
(Dollars in millions)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$8,139	18%	$6,836	16%	$6,880	17%	$9,240	22%
LIBOR	23,754	54	22,936	54	19,059	48	18,346	43

Total	31,893	72	29,772	70	25,939	65	27,586	65

Long-Term Fixed Rate(2)
Regular Fixed-Rate	4,582	10	4,533	10	4,901	12	4,677	11
Convertible/Putable Rate	5,166	12	6,088	14	6,794	17	7,373	18
Mortgage-Related	1,981	5	2,035	5	2,088	5	2,187	5

Total	11,729	27	12,656	29	13,783	34	14,237	34

Other Advances	445	1	409	1	435	1	459	1

Total Advances Principal	44,067	100%	42,837	100%	40,157	100%	42,282	100%

Other Items	(25)		15		105		295

Total Advances Book Value	$44,042		$42,852		$40,262		$42,577

(1)	As a percentage of total Advances principal.

(2)	Excludes the effects of related interest rate swaps executed to hedge these Advances.
REPO/Cash Management and LIBOR Advances (which have one-month or three-month adjustable terms) normally have the most fluctuation among the various Advance programs, with REPO Advances having the most volatility. The short-term/adjustable-rate programs tend to be utilized disproportionately by our larger borrowers. Some larger members may swap a portion of their LIBOR Advances as an efficient, cost-effective way to secure synthetic longer-term funding within their interest rate risk management strategies. The short-term/adjustable-rate programs also tend to have materially lower spreads than other Advance programs due to competitive forces.
The continuing reductions in the second half of 2005 and the first six months of 2006 in Convertible Rate Advances reflected mostly the increase in short-term interest rates, which resulted in our exercise of the option to convert the Convertible Rate Advances to a new adjustable-rate LIBOR Advance. The reductions secondarily reflected early prepayments by some members and, less importantly, scheduled maturities.

During the first two quarters of 2006, Advances’ daily principal balance ranged from $40.2 billion to $48.8 billion. The volatility of balances reflects the ability of members to quickly and efficiently change their usage of Advances without onerous financial cost. This is a significant way we provide membership value. The volatility also presents a challenge in efficiently funding Advances, managing the capital position and capital requirements under our Capital Plan, and balancing Advance pricing with generating a competitive return on capital. A significant amount of Advance volatility requires us to maintain a sizable money market liquidity portfolio.
The following tables present for the dates selected the Advance principal balances and related weighted average interest rates for the five borrowers with the largest principal balances. They include any known affiliates that are members of the FHLBank.

	June 30, 2006
	Ending	Weighted Average
(Dollars in millions)	Balance	Interest Rate

Charter One Bank, N.A. (1)	$11,074	5.14%
U.S. Bank, N.A.	5,859	5.22
Fifth Third Bank	4,047	4.99
Ohio Savings Bank	3,875	5.10
National City Bank	1,552	5.35

Total of Top 5	$26,407	5.14

Total Advances (Principal)	$44,067	5.10

Top 5 Percent of Total	60%

	December 31, 2005
	Ending	Weighted Average
(Dollars in millions)	Balance	Interest Rate
Charter One Bank, N.A. (1)	$9,876	4.28%
Ohio Savings Bank	3,878	4.20
U.S. Bank, N.A.	3,621	4.36
Fifth Third Bank	3,045	4.39
National City Bank	2,008	4.62

Total of Top 5	$22,428	4.32

Total Advances (Principal)	$40,157	4.38

Top 5 Percent of Total	56%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is also a director of the FHLBank. Advances made to Charter One Bank were on the same terms and rates available to other members with similar financial conditions.
The five largest borrowers held 60 percent of Advances on June 30, 2006, up four percent from the end of 2005, while the 25 largest borrowers held approximately 80 percent. Both of these concentration ratios have been within a relatively narrow range in recent years. While the makeup of the largest borrowers does fluctuate, there was no change in the composition of our five largest borrowers between the two dates presented. We believe our ability to have a high concentration to large borrowers augments the value of membership to all members. A high concentration enables us to secure operating volume efficiencies, enhance the amount of capital leverage, increase dividend returns to all members within the context of our mission objectives, and provide competitively priced Advances to all members.
On June 30, the five largest borrowers had a 5.14 percent weighted average Advance interest rate, compared to 5.10 percent for all Advances (excluding, in each case, the effect of interest rate swaps). The interest rate for the five largest borrowers has increased over the last two years in the environment of rising short-term interest rates and a flatter yield curve, more so than the borrowing rate of all borrowers. This is because the largest borrowers tend to utilize our short-term and adjustable-rate Advance programs to a greater degree.
The total weighted average Advance interest rate on June 30, 2006 shown in the table above does not agree to that on the Average Balance Sheet and Yield/Rate table in the “Net Interest Income” section of “Results of Operations.” This is because the rate in the table above excludes the effect of interest rate swaps on net Advance income, excludes the effect of non-principal balances, and is as of a single day instead of a period average.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
Continuing a trend from the last two years, the Mortgage Purchase Program in the first six months of 2006 maintained essentially flat balances. The average principal balance for this period was $8,316 million, while the balance on June 30, 2006 was $8,295 million. The following factors accounted for this stability:
▪	Coupon rates on fixed-rate mortgages have trended upward during the last two years.

▪	Mortgage loan refinancing activity was sharply slower in 2005 and 2006 compared to that experienced in 2002 through the first half of 2004.

▪	Originations of non-fixed rate mortgages, interest-only loans and balloon mortgages (all of which we are not permitted to purchase per Finance Board Regulations) rose substantially as a percentage of total originations.

▪	The provisions of our Capital Plan limit the total dollar amount of Mission Asset Activity each member is permitted to engage in without being required to purchase additional capital stock. This limit is intended to restrain the member concentration of Mission Assets and also to restrain the member concentration of usage of our Capital Plan’s feature of cooperative excess capital stock (see the “Capital Resources” section).
We believe the Program’s recent trend of a slower growth rate is consistent with our cooperative business model and Capital Plan, with a prudent expansion of the Program from a market risk perspective, and with maintaining our triple-A counterparty and deposit ratings. Our current focus is recruiting new PFIs, increasing the number of regular sellers, and continuing to establish the Program as a valued service to a broad base of our members.
The following table presents the allocation of unpaid principal balances and Mandatory Delivery Contracts according to their mortgage note rates and original final maturities. This allocation of loans has been relatively stable in the last year. All but $40.1 million of FHA loans had 30-year final maturities. Therefore, approximately 77 percent of Mortgage Purchase Program loans had 30-year final maturities. This concentration in 30-year final maturities reflects preferences of consumers for those types of mortgage loans. In response, we focus on diversifying market risk exposure by purchasing early-tranche collateralized mortgage obligations and 15-year pass-through mortgage-backed securities for our investment portfolio.
(Dollars in millions)

June 30, 2006	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

> 4.00 – 5.00 Percent	$—	$1	$377	$378	$2	$380
> 5.00 – 5.50 Percent	244	132	764	1,140	140	1,280
> 5.50 – 6.00 Percent	2,779	175	300	3,254	711	3,965
> 6.00 – 6.50 Percent	1,327	39	52	1,418	674	2,092
> 6.50 Percent	474	6	16	496	194	690

Total Unpaid Principal	$4,824	$353	$1,509	$6,686	$1,721	$8,407

Percent of Total	57.4%	4.2%	17.9%	79.5%	20.5%	100.0%

Weighted Average Mortgage Note Rate	5.91%	5.59%	5.22%	5.74%	5.94%	5.78%

Weighted Average Loan Age (in months)	21	30	32	24	34	26

As shown in the following table, the amount of unpaid principal balances supplied by members supplying 10 percent or more of the total was essentially unchanged between the end of 2005 and June 30, 2006.

	June 30, 2006		December 31, 2005
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total
National City Bank	$4,585	55%	$4,530	54%
Union Savings Bank	2,158	26	2,207	27

Total	$6,743	81%	$6,737	81%

As of June 30, 2006, we had approved 120 members as PFIs. As the Program grows and matures and as additional members become PFIs and deliver loans to us, we expect the concentration of balances among PFIs to subside somewhat. However, given the distribution of member assets in the Fifth District, we expect the Program will continue to be concentrated among a small number of PFIs. As with Advances, having a substantial amount of Mortgage Purchase Program loans from larger members enables us to secure operating volume efficiencies and obtain sufficient profitability from the Program. This ultimately benefits our smaller members for whom the Program is primarily intended. Historically, these members often have lacked access to a price-competitive secondary market in which they can sell their mortgage loans on favorable terms.
Indicative initial net spreads to market-risk adjusted funding costs on new Mandatory Delivery Contracts continued to be narrow, on an historical comparison, in the first six months of 2006. Spreads on loans in the Mortgage Purchase Program tend to be the most volatile of any of our assets, which increases the importance of managing the Program’s market risk profile. They also tend to be, on average, the most profitable assets we purchase.
Investments
Short-term money market instruments consist of the following accounts reflected on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. Daily balances of short-term money market investments fluctuate due to changes in the amount of Mission Asset Activity, actual and anticipated Mission Asset volatility, opportunistic debt issuance, and net spreads. Daily and average balances tend to be in the range of $10 billion to $15 billion, and this was so in the first six months of 2006. They tend to have the lowest net spreads of any our asset classes, typically ranging from 3 to 15 basis points.
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
Mortgage-backed securities comprise most of the held-to-maturity securities and all trading securities on the Statements of Condition. We currently invest in the mortgage-backed securities of GSEs and government agencies and in a small amount of residential mortgage securities with private-label institutions, the latter of which carry increased subordination. On their trade dates and thereafter, all of our securities were rated Aaa by Moody’s and/or AAA by Standard & Poor’s.
In the first six months of 2006, we continued to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital permitted by Finance Board Regulation. In May and June, the multiple was slightly greater than three due to the repurchase of SFAS 150 excess stock in late April discussed in the “Primary Business Related Developments and Update on Risk Factors” section. On June 30, the multiple was 3.06. The multiple is expected to return to below three as portfolio principal pay downs occur.

The following table presents for the dates selected the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer.

(In millions)	June 30, 2006	December 31, 2005
Security Type
Collateralized mortgage obligations	$6,246	$6,459
Pass-throughs (1)	5,588	5,781

Total	$11,834	$12,240

Collateral Type
15-year collateral	$7,497	$7,899
30-year collateral	4,337	4,341

Total	$11,834	$12,240

Issuer
GSE residential mortgage-backed securities	$11,345	$11,708
Agency residential mortgage-backed securities	41	52
Private-label residential mortgage-backed securities	448	480

Total	$11,834	$12,240

(1)	$5 million and $6 million of the pass-throughs were 30-year adjustable-rate mortgages on June 30, 2006 and year-end 2005, respectively. All others were 15-year fixed-rate pass-throughs.
Decisions on the allocation of mortgage-backed securities among security types and collateral types are based on relative risk/return differences and the desirability of portfolio diversification. As of June 30, 2006, the entire mortgage-backed securities portfolio, except for $8.3 million of principal, consisted of fixed-rate mortgages. These are not subject to periodic or lifetime caps or changes in structure from fixed-rate to adjustable-rate terms, as in hybrid adjustable-rate mortgages. Over the past ten years, we have not invested in any adjustable-rate mortgages. We have never invested in asset-backed securities, or mortgages backed by home equity loans or manufactured housing loans, because we believe they tend to have an unfavorable risk/return tradeoff. We also historically have not invested heavily in private-label securities due to our judgment that the additional yield is generally not sufficient to compensate us for the additional credit risk exposure. On June 30, we held $448 million in principal value of the private-label securities, which was 3.8 percent of total mortgage-backed security principal.
Separately from the mortgage-backed securities portfolio, we have invested in a small amount of AAA-rated taxable municipal bonds issued by state housing finance agencies, totaling $27.8 million of book value on June 30, 2006.

Consolidated Obligations
The table below presents for the periods selected the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2006		December 31, 2005		June 30, 2005
	Ending	Average	Ending	Average	Ending	Average
(In millions)	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$18,809	$18,756	$17,634	$21,778	$18,226	$23,480
Discount	(59)	(44)	(56)	(49)	(52)	(49)

Total Consolidated Discount Notes	18,750	18,712	17,578	21,729	18,174	23,431

Consolidated Bonds:
Unswapped fixed-rate	26,106	26,625	26,728	25,712	26,068	25,185
Unswapped adjustable-rate	2,307	2,997	2,770	2,507	2,960	2,104
Swapped fixed-rate	25,658	25,308	24,368	23,581	21,804	23,899

Total Par Consolidated Bonds	54,071	54,930	53,866	51,800	50,832	51,188

Other items (1)	(429)	(379)	(346)	(269)	(208)	(232)

Total Consolidated Bonds	53,642	54,551	53,520	51,531	50,624	50,956

Total Consolidated Obligations (2)	$72,392	$73,263	$71,098	$73,260	$68,798	$74,387

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $958,570 and $937,460 at June 30, 2006 and December 31, 2005, respectively.
Consolidated Discount Notes are issued to finance and fund primarily short-term Advances, Convertible Rate and Putable Rate Advances and short-term money market investments and, secondarily, to finance and fund a portion of adjustable-rate Advances and a portion of long-term assets as part of our management of the market risk/return profile. The par balances of Discount Notes for the dates presented were relatively stable. The reduction in average balances over the periods presented reflected relatively more attractive funding cost levels on LIBOR swapped Bonds and a smaller positive difference between unswapped fixed-rate Bonds and long-term assets as discussed in the “Components of Net Interest Income” section of “Results of Operations.”
Swapped fixed-rate Bonds and unswapped adjustable-rate Bonds are issued to create adjustable-rate sub-LIBOR funding. We use the synthetic LIBOR funding primarily to finance LIBOR-indexed adjustable-rate Advances. The trend of increasing balances on an ending and average basis over the periods presented primarily reflected improvements in the cost levels of these interest rate swap transactions compared to Discount Notes and the increase in LIBOR Advances indicated in the “Credit Services” section.
We use unswapped fixed-rate Bonds to fund long-term unswapped fixed-rate assets and hedge their market risk. Their relatively stable average par balance over the periods presented reflected the nominal growth in balances of mortgage assets and long-term fixed-rate Advances.
During the first six months of 2006, we settled $8.3 billion of Consolidated Bonds and $8.1 billion matured or were called. All of our Bonds issued and outstanding in the first six months of 2006, as well as the previous three years, had “plain-vanilla” interest terms; none of them were step-up, inverse floating rate, convertible, or zero coupon Bonds.

The following table shows the allocation on June 30, 2006 of unswapped fixed-rate Consolidated Bonds according to their final remaining maturity and next call date (for callable Bonds). This allocation did not change materially during 2006 from year-end 2005.

	Year of Maturity				Year of Next Call
(In millions)	Callable	Non-Callable	Amortizing	Total	Callable

Due in 1 year or less	$750	$3,487	$5	$4,242	$9,133
Due after 1 year through 2 years	1,709	3,883	5	5,597	38
Due after 2 years through 3 years	1,235	2,110	5	3,350	40
Due after 3 years through 4 years	994	2,394	5	3,393	25
Due after 4 years through 5 years	968	1,737	6	2,711	—
Thereafter	3,580	2,933	300	6,813	—

Total	$9,236	$16,544	$326	$26,106	$9,236

These Bonds are distributed relatively smoothly throughout the maturity spectrum. Twenty-six percent ($6,813 million) have final remaining maturities greater than five years. This amount of long-term bonds enables us to hedge the extension risk of long-term mortgage assets. Thirty-five percent ($9,236 million) have call options enabling us, in favorable interest rate environments, to retire the Bonds and, if appropriate for balance sheet management, replace them with lower cost debt. The call options help us manage the prepayment volatility of mortgage assets. Ninety-nine percent of the callable Bonds have next call dates within 12 months, and 97 percent of them were callable daily after an initial lockout period. Daily call options provide us with ample flexibility to manage our market risk exposure.
A small portion of Bonds, called amortizing prepayment-linked securities (APLS), have a stated final maturity and principal paydowns/prepayments referenced from scheduled paydowns and prepayments of selected mortgage-backed securities. APLS benefit our management of extension and contraction risk associated with owning mortgage assets because they are expected to provide closer matching of cash flows, durations, and market value sensitivities in different interest rate environments than nonamortizing Bonds. They also can possibly enable us to earn higher net portfolio spreads. At June 30, 2006, the APLS had $326 million of remaining par value outstanding, with original maturities of seven years and ten years.
In the table above, the APLS are listed according to their scheduled amortization of principal, assuming no prepayments of the reference securities and a flat rate scenario. The table below presents, as of June 30, 2006, the APLS’ projected principal paydowns assuming projected monthly prepayment speeds of the reference securities obtained from our primary prepayment model for selected interest rate shock scenarios (in basis points).

(In millions)	Down 100	Flat Rates	Up 100

Year
Due in 1 year or less	$45	$37	$33
Due after 1 years through 2 years	42	33	29
Due after 2 years through 3 years	36	31	28
Due after 3 years through 4 years	30	28	25
Due after 4 years through 5 years	26	24	23
Thereafter	147	173	188

Total	$326	$326	$326

Finance Board Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Consolidated Obligations. The following table shows our compliance with this requirement on the dates selected.

(In millions)	June 30, 2006	December 31, 2005
Total Par Value Eligible Assets	$77,776	$76,684
Total Par Value Consolidated Obligations	(72,880)	(71,501)

Excess Eligible Assets	$4,896	$5,183

From time to time, an FHLBank may voluntarily transfer Obligations to another FHLBank. There are no formal arrangements governing the transfer of Obligations between the FHLBanks. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day the transfer is traded) that was originally issued by another FHLBank. During the first half of 2006, we did not acquire any Obligations from another FHLBank. We have never transferred any of our Obligations to another FHLBank.
Deposits
We provide a variety of deposit programs that enable members to invest idle funds in short-term liquid assets. Member deposits are primarily demand and overnight deposits. The rates of interest on these deposits are subject to change daily based on comparable overnight money market interest rates. The level of balances in deposit programs tends to vary positively with the amount of idle funds members have available to invest as well as the level of short-term interest rates. Deposits have represented a relatively small component of our funding in recent years.
The table below shows ending and average balances of our various deposit programs for the dates indicated.

	Six Months Ended			Year Ended			Six Months Ended
	June 30, 2006			December 31, 2005			June 30, 2005
	Ending Balance		Average	Ending Balance		Average	Ending Balance		Average
(Dollars in millions)	Amount	Percent	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Term Deposits	$80	9.5%	$85	$60	6.6%	$149	$113	10.9%	$186
Overnight Deposits	387	45.8	476	445	48.9	445	512	49.5	438
Demand Deposits	368	43.5	331	391	43.0	388	396	38.3	396
Other Deposits	10	1.2	14	14	1.5	16	14	1.3	16

Total Deposits	$845	100.0%	$906	$910	100.0%	$998	$1,035	100.0%	$1,036

Derivatives Hedging Activity
Use of derivatives to mitigate market risk is discussed in the “Use of Derivatives in Risk Management” section.
Liquidity and Contractual Obligations
Sources and uses of liquidity, liquidity risk management, and contractual obligations outstanding are discussed in the “Liquidity Risk and Contractual Obligations” section.
Capital Resources
Capital Position
Under our Capital Plan, we do not issue shares of capital stock except as required for an institution to become a member, maintain membership, or capitalize certain additional Mission Asset Activity and other assets; to pay stock dividends; and to pay interest on mandatorily redeemable capital stock (i.e., SFAS 150-related capital stock). Our capital stock is a permanent source of capital under the GLB Act and our Capital Plan. We believe the availability of all of our regulatory capital stock to absorb potential financial losses is an important component of our safety and soundness.

The following tables present our GAAP and regulatory capital and capital-to-assets ratios for the periods selected. Regulatory capital includes SFAS 150-related capital stock while GAAP capital does not. For discussion of SFAS 150-related capital stock, see the “Developments Regarding SFAS 150 Capital Stock” section of “Primary Business Related Developments and Update on Risk Factors.”
     GAAP and Regulatory Capital

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2006		December 31, 2005		June 30, 2005
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,532	$3,502	$3,504	$3,595	$3,412	$3,759
SFAS 150-Related Stock	136	318	418	257	406	102

Regulatory Capital Stock	3,668	3,820	3,922	3,852	3,818	3,861
Retained Earnings	229	237	208	201	181	192

Regulatory Capital	$3,897	$4,057	$4,130	$4,053	$3,999	$4,053

      GAAP and Regulatory Capital-to-Assets Ratios

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2006		December 31, 2005		June 30, 2005
	GAAP	Regulatory	GAAP	Regulatory	GAAP	Regulatory
Average	4.71%	5.12%	4.78%	5.11%	4.90%	5.03%
Period End	4.81	4.99	4.81	5.35	4.79	5.34
Our Financial Management Policy and Finance Board Regulations require us to maintain at least a 4.00 percent regulatory capital-to-assets ratio. As shown in the second table, we continued to comply with this capital leverage requirement. The increase in SFAS 150-related capital stock in the first six months of 2005 (inferred from the difference between the period-end balance and average balance of SFAS 150-related capital stock for the first half of 2005) occurred because two relatively large former members merged into non-Fifth District financial institutions during the second quarter of 2005. The decrease in SFAS 150-related capital stock in the six months ended June 30, 2006 occurred in April when we repurchased $379 million of SFAS 150 excess capital stock held by nonmembers. This repurchase was partially offset by redemption requests in the second quarter totaling $87 million. See the “Developments Regarding SFAS 150 Capital Stock” section.
The following table presents changes in our regulatory capital stock balances between December 31, 2005 and June 30, 2006. The primary reason for the $254 million reduction was the repurchase of SFAS 150 excess capital stock. There was a minor amount of new capital stock from membership and activity requirements. Quarterly dividends paid in additional shares of capital stock contributed $109 million of new capital stock.

(In millions)
Regulatory stock balance at December 31, 2005	$3,922

Stock purchases:
Membership stock	14
Activity stock	3
Stock dividends	109
Stock repurchases:
Excess stock redemption requests	(1)
Other stock repurchases	(379)

Regulatory stock balance at June 30, 2006	$3,668

As permitted under the terms of our Capital Plan, each member generally is permitted to utilize its own excess capital stock to capitalize its additional Mission Asset Activity. In addition, the FHLBank’s cooperative excess capital stock is available for members to cooperatively capitalize additional Mission Asset Activity, subject to our maintaining compliance with all of our capital requirements and safety and soundness. The following table presents for the dates selected the amount of FHLBank cooperative excess stock, the amount of capital stock utilized cooperatively by members to capitalize Mission

Asset Activity, and the amount of Mission Asset Activity capitalized with the cooperative capital stock.

(In millions)	June 30, 2006	December 31, 2005
FHLBank available cooperative excess capital stock	$622	$806

Cooperative utilization of capital stock	$270	$281

Mission Asset Activity capitalized with cooperative capital stock	$6,753	$7,035

The decrease in cooperative excess capital stock available to capitalize additional Mission Asset Activity was the result of Advance growth. In this case, the Advance growth was capitalized, on a net basis, from the excess capital stock of the members borrowing the additional Advances.
Ownership of our capital stock is stratified across various institution types, as shown in the following table.

	Commercial	Thrifts and	Credit	Insurance
(In millions)	Banks	Savings Banks	Unions	Companies	Other (1)	Total

June 30, 2006	$2,861	$658	$79	$21	$49	$3,668
December 31, 2005	2,763	645	76	20	418	3,922

(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This stock is considered SFAS 150 capital stock.
The following tables list member institutions holding five percent or more of outstanding capital stock on the dates selected. The amounts include capital stock held by any known affiliates that are members of the FHLBank. These stockholders were also the top four Advance users.
(Dollars in millions)
June 30, 2006

	Capital	Percent of Total
Name	Stock	Capital Stock

Charter One Bank, N.A. (1)	$565	15.4%
U.S. Bank, N.A.	510	13.9
Fifth Third Bank	362	9.9
Ohio Savings Bank	208	5.7

Total	$1,645	44.9%

(Dollars in millions)
December 31, 2005

	Capital	Percent of Total
Name	Stock	Capital Stock

Charter One Bank, N.A. (1)	$549	14.0%
U.S. Bank, N.A.	496	12.6
Fifth Third Bank	351	9.0
Ohio Savings Bank	202	5.1

Total	$1,598	40.7%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is a director of the FHLBank.
The concentration of capital stock among these members was substantially less than the 60 percent concentration of Advances (as discussed in the “Credit Services” section). On June 30, 2006, the top 25 stockholders owned 75 percent of our regulatory capital stock and held approximately 80 percent of Advances.
In March 2006, the Finance Board published for comment a proposed Capital Rule that could significantly affect our management of capital and our Capital Plan. See “Primary Business Related Developments and Update on Risk Factors.”

Retained Earnings
On June 30, 2006, stockholders’ capital stock investment in our company was supported by $229 million of retained earnings. This represented 6.3 percent of regulatory capital stock and 0.29 percent of total assets. Retained earnings have increased significantly in the last five years, both in dollar amount and as a percentage of assets and capital stock. After increasing $27 million in 2003, $75 million in 2004, and $40 million in 2005, retained earnings increased $22 million in the first six months of 2006. The current level of retained earnings exceeds by $69 million the $160 million target level in our Retained Earnings Policy and is $14 million above the high-end of the Policy’s range.
Membership Trends
On June 30, 2006, we had 738 member stockholders. In the six months ended June 30, 2006, 9 new members became stockholders, while 13 were lost due to mergers, for a net loss of 4 member stockholders. Of the 13 membership losses, 10 were merged with other Fifth District members, and 3 merged with institutions outside of the Fifth District. These membership fluctuations are a normal part of our business. There was a modest fluctuation in Mission Asset Activity and a negligible effect on earnings from these membership changes. A more pronounced effect on Mission Asset Activity and earnings could result from the loss of one or more of our large borrowers.
The following table shows the number of member stockholders according to charter type for the periods presented.

	June 30, 2006	December 31, 2005
Commercial Banks	497	503
Thrifts and Savings Banks	140	141
Credit Unions	97	94
Insurance Companies	4	4

Total Member Stockholders	738	742

As of June 30, 2006, 89 percent of all eligible commercial banks, 99 percent of all eligible thrifts and savings banks, and 48 percent of eligible credit unions with assets above $25 million were member stockholders. We will continue to recruit those non-member financial institutions that satisfy FHLBank eligibility requirements in an effort to expand our membership base. The composition of membership by state was Ohio with 314, Kentucky with 231, and Tennessee with 193.
The table below provides a summary of member stockholders by asset size for the dates selected.

Member Asset Size (1)	June 30, 2006	December 31, 2005
Up to $100 million	285	288
> $100 up to $500 million	365	366
> $500 million up to $1 billion	45	45
> $1 billion	43	43

Total Member Stockholders	738	742

(1)	The membership numbers on June 30, 2006 reflect members’ assets as of March 31, 2006, except for insurance companies whose assets are as of December 31, 2005.

RESULTS OF OPERATIONS
Summary of Earnings and Profitability
The following table summarizes the FHLBank’s profitability performance and dividend rates paid for the dates selected.

	Three Months		Six Months		Year Ended
	Ended June 30,		Ended June 30,		December 31,
(Dollars in millions)	2006	2005	2006	2005	2005
Net income	$62	$50	$121	$101	$220
Return on average equity	6.63%	5.11%	6.55%	5.15%	5.79%
Return on average assets	0.32	0.25	0.31	0.25	0.28
Weighted average dividend rate	5.75	4.88	5.75	4.69	5.00
Average 3-month LIBOR	5.21	3.28	4.99	3.06	3.56
Net income for year-to-date 2006 was $121 million, up almost $21 million (20 percent) from the first six months of 2005. The ROE for year-to-date 2006 was 1.40 percentage points above that of the same period in 2005 and 0.76 percentage points above that of the full year 2005. The ROE for year-to-date 2006 represented a spread of 1.56 percentage points above the 4.99 percent average 3-month LIBOR for the same period, compared with a spread of 2.09 percentage points in the first half of 2005 and 2.23 percentage points in all of 2005.
Net income in the second quarter of 2006 was $62 million, $12 million (24 percent) higher than the second quarter of 2005. The second quarter 2006 ROE was 1.52 percentage points above that of the same quarter of 2005. The second quarter 2006 ROE represented a spread of 1.42 percentage points above the 5.21 percent average 3-month LIBOR for the same period, compared to a spread of 1.83 percentage points in the second quarter of 2005.
We paid stockholders an annualized dividend rate in each of 2006’s first two quarters of 5.75 percent. This was an increase of 1.06 percentage points compared to the first half of 2005 and 0.75 percentage points compared to all of 2005. The year-to-date 2006 dividend rate spread to 3-month LIBOR was 0.76 percentage points, compared with a spread of 1.63 percentage points in the first six months of 2005 and 1.44 percentage points in all of 2005.
As a result of paying a lower dividend rate than the ROE, retained earnings increased $22 million in the first six months of 2006.
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

The following table is a summary income statement for the periods selected. Each ROE percentage is computed as the income or expense for the category divided by the average amount of equity for the respective period. The amounts used to calculate ROE are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may produce results nominally different from those presented here.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
(Dollars in millions)	Amount	ROE	Amount	ROE	Amount	ROE	Amount	ROE
Net interest income	$95	7.46%	$80	5.97%	$187	7.39%	$157	5.89%
Net gain (loss) on derivatives and hedging activities	1	0.10	(1)	(0.10)	1	0.05	—	(0.02)
Other non-interest income	2	0.08	1	0.08	3	0.09	2	0.08

Total non-interest income	3	0.18	—	(0.02)	4	0.14	2	0.06

Total revenue	98	7.64	80	5.95	191	7.53	159	5.95
Total other expense	(13)	(1.01)	(11)	(0.84)	(25)	(0.98)	(21)	(0.80)
Assessments	(23)	(a )	(19)	(a )	(45)	(a )	(37)	(a )

Net income	$62	6.63%	$50	5.11%	$121	6.55%	$101	5.15%

(a)	The effect of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Almost all of the increase in the level of profitability in the first six months and second quarter of 2006, compared with the same periods in 2005, occurred from higher net interest income. The factors causing higher net interest income are discussed in the next section.

Net Interest Income
Average Balance Sheet and Yield/Rates
The following tables show the composition of the average balance sheet, interest income and interest expense (including the impact of related interest rate swaps), average yield/rates, the average net interest rate spread, and the average net interest margin, for the periods selected. Book balances include principal/par value, unamortized premiums and discounts, basis adjustments created by the application of SFAS 133, and other minor adjustments.

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
(Dollars in millions)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$44,972	$552	4.92%	$45,672	$361	3.17%
Mortgage loans held for portfolio (2)	8,394	107	5.13	8,289	100	4.86
Federal funds sold and securities purchased under resale agreements	6,358	79	4.97	7,947	59	2.98
Other short-term investments (3)	1,222	15	4.96	1,400	11	3.06
Interest-bearing deposits in banks	4,542	56	4.97	4,880	37	3.02
Mortgage-backed securities	12,142	141	4.66	12,061	135	4.49
Other long-term investments	28	1	5.79	34	1	5.59
Loans to other FHLBanks	11	—	4.97	14	—	2.94

Total earning assets	77,669	951	4.91	80,297	704	3.52
Allowance for credit losses on mortgage loans	—			—
Other assets	290			247

Total assets	$77,959			$80,544

Liabilities and Capital
Term deposits	$91	1	4.79	$220	2	2.93
Other interest-bearing deposits	800	9	4.65	840	5	2.60
Short-term borrowings	17,162	208	4.84	24,056	174	2.90
Unswapped fixed-rate Consolidated Bonds	26,419	284	4.31	25,460	258	4.06
Unswapped adjustable-rate Consolidated Bonds	2,948	36	4.86	2,191	16	3.03
Swapped Consolidated Bonds	25,529	315	4.96	22,629	167	2.97
Mandatorily redeemable capital stock	219	3	5.83	162	2	4.76
Other borrowings	2	—	4.76	—	—	—

Total interest-bearing liabilities	73,170	856	4.69	75,558	624	3.32

Non interest-bearing deposits	—			—
Other liabilities	1,048			1,067
Total capital	3,741			3,919

Total liabilities and capital	$77,959			$80,544

Net interest rate spread			0.22%			0.20%

Net interest income and net interest margin		$95	0.49%		$80	0.40%

Average interest-earnings assets to interest-bearing liabilities			106.15%			106.27%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	The investment securities classified as available-for-sale are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
(Dollars in millions)	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$45,389	$1,064	4.73%	$45,708	$670	2.96%
Mortgage loans held for portfolio (2)	8,407	215	5.16	8,263	201	4.90
Federal funds sold and securities purchased under resale agreements	7,153	167	4.72	7,671	105	2.76
Other short-term investments (3)	1,210	29	4.75	1,467	20	2.80
Interest-bearing deposits in banks	4,562	107	4.75	5,238	72	2.77
Mortgage-backed securities	12,222	282	4.65	11,914	266	4.50
Other long-term investments	28	1	5.78	35	1	5.59
Loans to other FHLBanks	16	—	4.70	13	—	2.72

Total earning assets	78,987	1,865	4.76	80,309	1,335	3.35
Allowance for credit losses on mortgage loans	—			—
Other assets	293			247

Total assets	$79,280			$80,556

Liabilities and Capital
Term deposits	$85	2	4.53	$186	3	2.74
Other interest-bearing deposits	821	18	4.41	850	10	2.37
Short-term borrowings	18,712	426	4.58	23,431	310	2.67
Unswapped fixed-rate Consolidated Bonds	26,611	567	4.30	25,182	507	4.06
Unswapped adjustable-rate Consolidated Bonds	2,997	69	4.68	2,104	29	2.76
Swapped Consolidated Bonds	24,943	587	4.74	23,670	317	2.71
Mandatorily redeemable capital stock	318	9	5.78	102	2	4.70
Other borrowings	1	—	4.76	—	—	3.67

Total interest-bearing liabilities	74,488	1,678	4.54	75,525	1,178	3.14

Non interest-bearing deposits	—			—
Other liabilities	1,057			1,084
Total capital	3,735			3,947

Total liabilities and capital	$79,280			$80,556

Net interest rate spread			0.22%			0.21%

Net interest income and net interest margin		$187	0.48%		$157	0.39%

Average interest-earnings assets to interest-bearing liabilities			106.04%			106.33%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	The investment securities classified as available-for-sale are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
Components of Net Interest Income
Net interest income is the major component of earnings. The market variable that most affects net interest income is changes in interest rates. We emphasize managing the level and volatility of net interest income at the level of the entire balance sheet, considering the relationships among assets and liabilities, within our management of the tradeoff between market risk and return. Therefore, our analysis of trends in net interest income generally focuses on the various market and business elements that affect net interest income, not necessarily individual balance sheet or income statement accounts.
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

Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), prepayment fees on Advances, and all other components of earnings from interest-earning assets net of funding costs.

▪	Earnings from investment of interest-free capital. We must invest our interest-free funds (primarily regulatory capital) to generate earnings. As interest rates change, asset yields also move but there is no corresponding change in the interest-free funds that finance a portion of interest-earning assets. Earnings from this category are computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
(Dollars in millions)	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$48	0.25%	$51	0.25%	$97	0.25%	$103	0.26%
Net (amortization)/accretion (1) (2)	(6)	(0.03)	(10)	(0.05)	(13)	(0.03)	(21)	(0.05)
Prepayment fees on Advances, net (2)	—	—	—	—	2	—	—	—

Total net interest rate spread (3)	42	0.22	41	0.20	86	0.22	82	0.21
Earnings from investment of interest-free capital	53	0.27	39	0.20	101	0.26	75	0.18

Total net interest income/net interest margin	$95	0.49%	$80	0.40%	$187	0.48%	$157	0.39%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
As indicated, most of the increase in 2006’s net interest income came from gains in the earnings from investment of interest-free capital. The continuing increases in short-term interest rates improved the earnings from capital investment, because we tend to invest a majority of our capital in short-term and/or adjustable-rate assets. Average short-term interest rates were up approximately 200 basis points in the first six months of 2006 from the same period in 2005. For the 2005 periods shown, earnings from capital investment represented slightly less than half of total net interest income, while for the 2006 periods it represented slightly more than half. These relative trends were the same for the second quarter of 2006 and the second quarter of 2005.
Although the net interest rate spread showed little change between the first six months of 2005 and the same period in 2006, it was favorably and unfavorably affected by several factors, discussed below in descending order of estimated earnings impact. Because our profitability tends to be relatively low relative to short-term market interest rates due to our cooperative business model and conservative risk profile, we closely monitor the factors that cause earnings volatility. Note that excluding the reduction in net amortization and increase in Advance prepayment fees, the contribution of the total net interest rate spread to net interest income would have been $6 million lower.
▪	Higher Short-Term Interest Rates. Higher short-term interest rates had two independent effects on the net interest rate spread:
1.	Short funding—Unfavorable: Because we tend to utilize a modest amount of short funding—i.e., we tend to have a positive duration of equity and positive long-term gap (measured by the difference between the amount of long-term unswapped fixed-rate assets and long-term unswapped fixed-rate Consolidated Bonds) —earnings decreased as short-term interest rates rose. The long-term gap and duration of equity are discussed further below in this section and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

2.	Overnight asset gap—Favorable: In the last several years, we have consistently had a large positive overnight asset gap. A positive overnight asset gap means, in our case, that there is a large amount of overnight maturity Federal funds and overnight-maturity REPO Advances funded with non-overnight maturity funding sources. As short-term interest rates increase, this asset gap temporarily raises earnings.

▪	Maturity of low cost debt. Unfavorable: Throughout 2005 and, especially, in the first six months of 2006, we retired a modest but growing amount of unswapped fixed-rate Consolidated Bonds. These Bonds had average book costs well below the average book cost of all such outstanding Bonds, significantly below the book yields of the assets they funded, and significantly below current market interest rates, which have risen substantially. These Bonds were issued in 2001-2003, primarily to fund and hedge mortgage assets purchased during this period’s historically low interest rates and steep market yield curves. This factor will be even more important in our future financial performance because a larger amount of such debt will mature in the next several years.

▪	Narrow mortgage spreads. Unfavorable: Net book spreads to funding costs on new mortgage assets were narrow in all of 2005 and during 2006, especially relative to the spreads earned on the mortgage assets paying down principal in these periods. Due to this continuing trend, the reduction in earnings was cumulatively larger in the first six months of 2006 compared to the same period in 2005. We expect the effect of this factor to grow in importance assuming the narrow spreads continue. The trend of lower net book spreads occurred primarily from the flatter market yield curve, a decrease in the supply of fixed-rate mortgages, and a reduction in the market’s expected volatility of future interest rates implied in the prices of various kinds of interest rate options.

▪	Reduction in SFAS 91 net amortization. Favorable: Net amortization/accretion of premiums/discounts of mortgage asset purchases and of other noncash items decreased $8 million in the first six months of 2006 compared to the same period in 2005. We have purchased most mortgage-related assets, especially loans under the Mortgage Purchase Program, at premium prices, which is normal in most market environments. Amortization of purchase premiums lowers GAAP earnings. On June 30, 2006, the net premium balance of loans under the Mortgage Purchase Program was $100 million while for the mortgage-backed security portfolio it was only $2 million. The lower amortization in 2006 occurred because of the approximately 100 basis point increase in interest rates on fixed-rate mortgages. The higher interest rates slowed actual and projected prepayment speeds and therefore reduced the periodic amortization by lengthening the amount of time over which we expect the premiums to be recognized.

▪	Changes in the market risk/return profile. Unfavorable: Over the last two years, we implemented and maintained a strategy to decrease long-term market risk exposure. We reduced exposure to rising interest rates by funding fewer long-term fixed-rate assets with shorter-term funding—i.e., by lowering the amount of short funding. One measure indicating this action is changes in the long-term gap (defined above). The average amount of the long-term gap decreased by $773 million between the first six months of 2005 and 2006. The higher short-term interest rates and flatter market yield curve lowered the benefit from short funding and therefore lowered the earnings cost of reducing market risk exposure.

We also reduced market risk exposure to falling interest rates, primarily by increasing the amount of unswapped fixed-rate callable Bonds and APLS Bonds as a percentage of total mortgage assets. A greater amount of callable Bonds, which have higher book costs than non-callable Bonds, augments the ability to retire debt when interest rates fall. In the first six months of 2006, there was an average of $9.5 billion par value of these callable Bonds outstanding, which represented 46 percent of average mortgage assets, compared to $7.9 billion (40 percent of mortgage assets) in the same period of 2005.

▪	Reclassification of mandatorily redeemable capital stock. Unfavorable: The GAAP reclassification of mandatorily redeemable capital stock from the capital stock account to a liability, in accordance with SFAS 150, decreased net interest income by $7 million. However, the classification of SFAS 150 capital stock as a liability augments the dividend rate payable because the accrued interest expense reduces the REFCORP assessment.

▪	Wider net spreads on short-term/adjustable-rate assets. Favorable: Due in part to the increase in short-term interest rates, spreads over funding costs on certain short-term and adjustable-rate assets widened slightly throughout the latter part of 2005 and during the first six months of 2006, compared to the relatively narrow levels in the first six months of 2005.

▪	Higher Advance prepayment fees. Favorable: Net Advance prepayment fees increased by $2 million.

Factors Affecting Net Interest Income for the Second Quarter
The factors that affected net interest income for the second quarter of 2006 compared to the second quarter of 2005 were qualitatively and directionally the same as those discussed above for the year-to-date comparison.
Effect of the Use of Derivatives on Net Interest Income
Our use of derivatives affects net interest income by synthetically transforming the interest rate terms of Advances, Consolidated Obligations, and mortgage commitments, as indicated in the following table for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Advances (1)	$2	$(33)	$(2)	$(76)
Mortgage purchase commitments (2)	—	—	1	1
Consolidated Obligations (1)	(66)	2	(119)	17

Decrease to net interest income	$(64)	$(31)	$(120)	$(58)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
The decrease in net interest income resulting from derivatives activity represents the economic cost of hedging purchased options embedded in Advances, net of gains in net interest income from converting the Consolidated Obligations from a fixed-rate basis to an adjustable-rate LIBOR index. Although the use of derivatives lowers net interest income given the current relative amounts of Advances and Obligations associated with derivatives, it makes our earnings and market risk profile more stable.
Comparing the six months ended June 30, 2006 to the same period in 2005, the $74 million smaller loss in net interest income from Advance-related interest rate swaps reflected a lower balance of Convertible-Rate Advances and higher short-term LIBOR, which raised the interest earned on the adjustable-rate receive leg of the swaps. The $136 million decrease in net interest income from Consolidated Obligation-related interest rate swaps reflected the increase in short-term LIBOR, which raised the interest paid on the adjustable-rate pay leg of the swaps.
Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate changes analysis, as presented in the following table. For purposes of this table, we allocate changes in the composition of the balance sheet that are not due solely to volume or rate changes proportionately to these two factors.

	Three Months Ended			Six Months Ended
	June 30, 2006 over 2005			June 30, 2006 over 2005
(In millions)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(5)	$196	$191	$(4)	$398	$394
Mortgage loans held for portfolio	1	6	7	3	11	14
Federal funds sold and securities purchased under resale agreements	(10)	30	20	(7)	69	62
Other short-term investments	(2)	6	4	(3)	12	9
Interest-bearing deposits in banks	(3)	22	19	(10)	45	35
Mortgage-backed securities	1	5	6	7	9	16
Other long-term investments	—	—	—	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—

Total	(18)	265	247	(14)	544	530

Increase (decrease) in interest expense
Term deposits	(1)	—	(1)	(2)	1	(1)
Other interest-bearing deposits	—	4	4	—	8	8
Short-term borrowings	(47)	81	34	(62)	178	116
Unswapped fixed-rate Consolidated Bonds	10	16	26	28	32	60
Unswapped adjustable-rate Consolidated Bonds	6	14	20	12	28	40
Swapped Consolidated Bonds	19	129	148	18	252	270
Mandatorily redeemable capital stock	1	—	1	5	2	7
Other borrowings	—	—	—	—	—	—

Total	(12)	244	232	(1)	501	500

Increase (decrease) in net interest income	$(6)	$21	$15	$(13)	$43	$30

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the periods selected.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Other Income
Net gain (loss) on derivatives and hedging activities	$1	$(1)	$1	$—
Other non-interest income, net	2	1	3	2

Total other income	$3	$—	$4	$2

Other Expense
Salaries and benefits	$6	$5	$12	$10
Other operating expense	3	3	6	6
Finance Board	1	1	2	2
Office of Finance	—	1	1	1
Other expenses	3	1	4	2

Total other expense	$13	$11	$25	$21

Average total assets	$77,959	$80,544	$79,280	$80,556
Average regulatory capital	3,964	4,084	4,057	4,053
Total other expense to average total assets (1)	0.07%	0.06%	0.06%	0.05%
Total other expense to average regulatory capital (1)	1.30%	1.09%	1.23%	1.06%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
As represented in the “net gain (loss) on derivatives and hedging activities,” SFAS 133 accounting affected earnings negligibly. The lack of any substantial earnings volatility from our derivatives reflected the fact that over half of our derivative transactions received fair-value hedge shortcut accounting treatment and most of the remaining derivatives received fair-value long haul accounting treatment in which the derivatives and hedged instruments were highly effective from an economic perspective. See the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of any FHLBank. Approximately half of the $4 million (16 percent) increase in total other expense between the six months ended June 2006 and 2005 occurred from higher salaries and benefits. Most of the remaining increase was due to the grants made under the New Neighbors program, which is recorded in the line item “other expenses” in total other expense.
REFCORP and Affordable Housing Program Assessments
REFCORP is assessed at 20 percent of net earnings before the Affordable Housing Program. The Affordable Housing Program expense is assessed at the greater of an aggregate of $100 million for the FHLBank System or 10 percent of net earnings after REFCORP and before both the Affordable Housing Program expense and interest on mandatorily redeemable capital stock. Currently, the combined assessments for REFCORP and the Affordable Housing Program are the equivalent of a 27.0 percent effective annualized net tax rate.
Assessments totaled $45 million in the first six months of 2006, resulting in a reduction in annualized ROE of 2.4 percentage points, compared to $37 million in the same period of 2005 for a reduction in annualized ROE of 1.9 percentage points. The larger burden of assessments in 2006 versus 2005 was because of the higher income before assessments in 2006. However, partially offsetting this was the classification of SFAS 150 capital stock as a liability, which augments the return on regulatory capital because the accrued interest expense reduces the REFCORP assessment.

Segment Information
Note 12 of the Notes to Unaudited Financial Statements presents general information on the FHLBank’s two identified operating segments and information on each segment’s financial performance for the periods selected. The table below summarizes the performance (dollars in millions).

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
Three Months Ended June 30, 2006
Net interest income	$74	$21	$95

Net income	$48	$14	$62

Average assets	$68,175	$9,784	$77,959

Assumed average capital allocation	$3,272	$469	$3,741

Return on Average Assets (1)	0.28%	0.58%	0.32%

Return on Average Equity (1)	5.84%	12.12%	6.63%

Three Months Ended June 30, 2005
Net interest income	$65	$15	$80

Net income	$41	$9	$50

Average assets	$71,483	$9,061	$80,544

Assumed average capital allocation	$3,478	$441	$3,919

Return on Average Assets (1)	0.23%	0.41%	0.25%

Return on Average Equity (1)	4.69%	8.44%	5.11%

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
Six Months Ended June 30, 2006
Net interest income	$146	$41	$187

Net income	$94	$27	$121

Average assets	$69,562	$9,718	$79,280

Assumed average capital allocation	$3,278	$457	$3,735

Return on Average Assets (1)	0.27%	0.57%	0.31%

Return on Average Equity (1)	5.78%	12.09%	6.55%

Six Months Ended June 30, 2005
Net interest income	$126	$31	$157

Net income	$81	$20	$101

Average assets	$71,574	$8,982	$80,556

Assumed average capital allocation	$3,507	$440	$3,947

Return on Average Assets (1)	0.23%	0.45%	0.25%

Return on Average Equity (1)	4.64%	9.22%	5.15%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Financial Performance of the Traditional Member Finance Segment
The increases in the ROE in the first six months and second quarter of 2006 compared with the same periods in 2005 were the result of several factors, which are discussed in the “Net Interest Income” section and summarized below.
▪	Favorable factors: The higher short-term interest rate environment improved profitability, on a net basis, because we were able to invest our capital at higher rates of interest and because we had a large overnight asset gap. Secondarily, the net spreads on certain short-term and adjustable-rate assets widened and Advance prepayment fees rose. Most of the reduction in net amortization referenced in the “Net Interest Income” section was minor for the mortgage-backed securities in this segment because these investments had a nominal amount of purchase premiums.

▪	Unfavorable factors: Profitability decreased because of the cumulative effect of narrower spreads on new mortgage-backed securities, the strategy to reduce our market risk exposure profile, and the maturity of low cost debt. Given the allocation of unswapped fixed-rate Consolidated Bonds between the two operating segments, the maturity of low cost debt had a smaller impact on the Traditional Member Finance segment than on the Mortgage Purchase Program segment.
Financial Performance of the Mortgage Purchase Program Segment
The increases in the ROE also was the result of several factors, which are discussed in the “Net Interest Income” section and summarized below.
▪	Favorable factors: Profitability improved mostly from two factors:
1.	Net SFAS 91 amortization of mortgage purchase premiums decreased in 2006. This was in response to slower actual and projected mortgage prepayments as long-term interest rates rose. In addition, the amortization in the first six months of 2005 was relatively fast because mortgage rates fell in the second quarter of that year. We believe the amortization in 2006 was on average consistent with a period of little overall change in long-term interest rates and prepayment speeds (although there was monthly volatility in the amortization). Between the first six months of 2005 and the first six months of 2006, the net SFAS 91 amortization decreased $9.4 million. If the SFAS 91 amortization had been the same in the first six months of 2005 as it was for year-to-date 2006, the ROE in the first six months of 2005 would have been 12.4 percent—virtually the same as for year-to-date 2006.

2.	For all the periods presented, this segment had more debt allocated to it than mortgage assets and, therefore, the segment’s balance sheet had a relatively large balance of short-term assets (assumed to be overnight Federal funds). The higher short-term interest rate environment increased the earnings from the Federal funds balances. If short-term interest rates had remained constant from the first six months of 2005 to the first six months of 2006, the 2006 ROE of this segment would have been lower by approximately 2.00 to 3.00 percentage points. The exact effect is difficult to identify because of interrelationships among several moving variables such as interest rates, balances, new asset acquisitions, and asset and liability pay downs.
▪	Unfavorable factors: Profitability decreased from the maturity of low cost debt, the cumulative effect of narrower book spreads to funding costs on new mortgage loans, the cumulative effect of continued principal pay downs of a portion of assets that had earned historically wide net spreads, and the strategy to lower our market risk exposure profile.
The overall increase in the profitability of the Mortgage Purchase Program segment for the periods presented was the result of factors—the reduction in SFAS 91 amortization and the increases in short-term interest rates—that are unrelated to our expectation of the segment’s long-term profitability. This segment’s profitability will be volatile over time as market and business conditions change. We expect the trends of narrow spreads on new mortgages and paydowns of assets earning wider spreads to continue in the remainder of 2006 and possibly 2007. The maturity of low cost debt will accelerate in the next several years. A further reduction in this segment’s shorter-term profitability is expected to result from these trends and the debt maturities. Dynamically managing and controlling the volatility in earnings and market risk exposure of mortgage assets within the FHLBank’s corporate objectives is one of our key financial performance challenges.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
Business risk is the potential adverse impact on achievement of our mission objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we have limited control or influence. A significant new business risk arose in 2006 in the form of the Finance Board’s proposed Capital Rule, which is discussed in “Primary Business Related Developments and Update on Risk Factors.” There were no further developments in 2006 regarding other sources of business risks identified in our 2005 Form 10-K.
Market Risk
Our primary challenge in managing and controlling market risk and earnings volatility occurs from owning mortgage assets, both mortgage-backed securities and loans in the Mortgage Purchase Program, on which we have effectively sold prepayment options. We hedge the market risk of mortgage assets with long-term fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program.
Our Financial Management Policy approved by our Board of Directors has five sets of limits regarding market risk exposure. Except for the capital leverage requirement, which we comply with daily, we determine our compliance with these limits at every month end or more frequently if market or business conditions change significantly.
▪	Capital leverage. We must maintain at least a 4.00 percent regulatory capital-to-assets ratio, as is also required by Finance Board Regulations.

▪	Market Value of Equity Sensitivity. The market value of equity (for the entire balance sheet) must be between positive and negative 20 percent of the current balance sheet’s market value of equity in each of two hypothetical interest rate scenarios: up 200 basis points and down 200 basis points from the current interest rate environment. The interest rate movements are specified to be “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

▪	Duration of Equity. The duration of equity for the entire balance sheet in the current interest rate environment must be between positive and negative eight years. In addition, the duration of equity in each of up and down 200 basis points interest rate shocks must be within positive and negative ten years.

▪	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive four percent and negative four percent in each of up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities with no capital allocation.

▪	Risk-Based Capital. This Finance Board Regulation requires that total permanent capital, which includes retained earnings plus the regulatory amount of all Class B capital stock, including mandatorily redeemable stock (SFAS 150 stock), must be at least equal to the amount of risk-based capital, measured as the sum of market risk, credit risk, and operational risk as specified by the Regulation.
We complied with all of our market risk limits in each month of 2006 and 2005.

Market Value of Equity and Duration of Equity Sensitivities
The following table presents the market value of equity sensitivity profile of the entire balance sheet for selected periods and interest rate shocks (in basis points).

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
2006 Year-to-Date Average
Market Value of Equity	$3,982	$4,045	$4,013	$3,949	$3,866	$3,776	$3,596
% Change from Flat Case	0.8%	2.4%	1.6%	—	(2.1)%	(4.4)%	(8.9)%

2005 Full-Year Average
Market Value of Equity	$3,924	$4,110	$4,153	$4,149	$4,103	$4,027	$3,841
% Change from Flat Case	(5.4)%	(0.9)%	0.1%	—	(1.1)%	(2.9)%	(7.4)%

June 30, 2006
Market Value of Equity	$3,843	$3,887	$3,838	$3,767	$3,689	$3,606	$3,446
% Change from Flat Case	2.0%	3.2%	1.9%	—	(2.1)%	(4.3)%	(8.5)%

December 31, 2005
Market Value of Equity	$4,064	$4,205	$4,213	$4,174	$4,117	$4,033	$3,859
% Change from Flat Case	(2.6)%	0.7%	0.9%	—	(1.4)%	(3.4)%	(7.5)%
As measured by the volatility of the market value of equity to interest rate changes, the market risk profile in 2006 became slightly more exposed to higher interest rates and slightly less exposed to lower rates. This resulted from the higher long-term interest rates in the first six months of 2006, as shown in the “Conditions in the Economy and Financial Markets” section. However, we continued the strategy, which we implemented beginning in the second half of 2004, to carry a market risk/return profile below historical norms. Without this strategy, the market risk profile in 2006 would have shown more exposure to interest rate changes. As short-term interest rates continued to increase and the market yield curves remained flat, there was a continuing smaller opportunity cost, in terms of lower earnings, from carrying a more modest profile of market risk exposure.
The following table presents the duration of equity for selected periods and interest rate shocks (in basis points).

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
2006 Year-to-Date Average	(3.5)	0.8	2.5	3.9	4.7	5.1	5.0
2005 Full-Year Average	(5.4)	(2.9)	(0.9)	1.4	3.2	4.4	5.2

June 30, 2006	(4.1)	1.6	3.2	4.2	4.7	4.8	4.6
December 31, 2005	(4.5)	(1.3)	0.6	2.6	3.8	4.5	4.8
The same trends in the market value of equity sensitivity measurement were evident in the duration of equity measurement. The lower average 2006 duration of equity in the up 200 basis point scenario reflected the material lack of further slowing of projected prepayment speeds after long-term interest rates were to hypothetically increase 200 basis points. The 2006 increase in the duration of equity in a flat-rate scenario reflected the higher actual long-term interest rates, which slowed estimates of projected prepayment speeds at current interest rate levels.
During the second quarter of 2006, the FHLBank adopted a well-recognized third-party prepayment model as its primary model for market risk analysis. We had been using this model for several years as a second model for reasonableness verification and for sensitivity analysis. The adoption of this model as our primary model was thoroughly considered and approved within our enterprise risk management framework. The effect is a slight decrease in measured market risk exposure to higher interest rates, a moderate increase in measured exposure to lower interest rates, and a moderate speed up in projected principal cash flows of mortgage assets in the first one to five years of their lives. These effects were not fully evident in the measurements in the tables above because the increase in long-term interest rates between year-end 2005 and June 30, 2006 more than offset our adoption of the prepayment model. This model change does not materially change our overall strategy of dynamically managing the tradeoff between minimizing long-term market risk exposure across multiple market and business environments while generating sufficient earnings to pay competitive dividends. It will, however, over time generally result in our implementing actions that place additional emphasis on controlling earnings and market value exposure to falling interest rates and faster prepayment speeds.

The market risk exposure profiles for 2005 and year-to-date 2006 were well within our market risk limits. We believe that having adequate flexibility within our limits enables us to effectively manage over time the tradeoffs between market risk and return (i.e., the tradeoff between long-term market risk and short-term market risk of earnings volatility). We also believe that the recent trends in these metrics indicated a modest market risk exposure.
Market Risk Exposure of the Mortgage Assets Portfolio
We analyze the mortgage assets portfolio both separately from, and together with, the entire balance sheet because this portfolio contributes most of the market risk exposure of the entire balance sheet. The mortgage assets portfolio includes: both settled and traded-not-yet-settled mortgage-backed securities, including pass-through securities and collateralized mortgage obligations; unpaid principal balances and Mandatory Delivery Contracts under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; and to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts.
The following table presents the results of the net asset market value sensitivity of the mortgage assets portfolio for selected periods and interest rate shocks (in basis points).

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Year-to-Date Average	(0.1)%	0.3%	0.2%	—	(0.3)%	(0.7)%	(1.5)%
2005 Full-Year Average	(1.3)%	(0.3)%	(0.1)%	—	(0.2)%	(0.5)%	(1.3)%

June 30, 2006	0.1%	0.4%	0.3%	—	(0.3)%	(0.7)%	(1.4)%
December 31, 2005	(0.7)%	0.0%	0.1%	—	(0.3)%	(0.6)%	(1.4)%
The following table presents the sensitivities of the market value of equity and duration of equity (in years) of the mortgage assets portfolio for selected periods and interest rate shocks (in basis points). Equity was assumed to be allocated based on the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not necessarily what would result from an economic allocation of equity to the mortgage assets portfolio, but because it uses the same regulatory capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet.

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Year-to-Date Average
% Change Market
Value of Equity	(1.5)%	7.1%	5.3%	—	(7.5)%	(16.0)%	(33.0)%
Duration of Equity	(19.7)	(0.1)	7.2	13.6	18.0	21.2	25.5

2005 Full-Year Average
% Change Market
Value of Equity	(25.7)%	(6.5)%	(1.0)%	—	(3.3)%	(9.4)%	(25.2)%
Duration of Equity	(30.8)	(15.8)	(6.5)	2.8	10.5	16.0	22.5

June 30, 2006
% Change Market
Value of Equity	2.0%	11.5%	7.2%	—	(8.7)%	(17.8)%	(35.2)%
Duration of Equity	(24.1)	3.4	10.7	16.1	19.9	22.5	26.3

December 31, 2005
% Change Market
Value of Equity	(14.8)%	(0.4)%	1.9%	—	(5.0)%	(11.8)%	(27.1)%
Duration of Equity	(24.2)	(8.2)	(0.3)	7.4	12.8	16.7	21.5
The above tables demonstrate that the mortgage asset portfolio had similar trends in the first six months of 2006 as the market value of equity and duration of equity for the entire balance sheet.

Risk-Based Capital Regulatory Requirements
The following table shows for the periods selected the monthly average and year-end composition of risk-based capital.

		Monthly Average
	Quarter End	Six Months Ended	Year End
(Dollars in millions)	June 30, 2006	June 30, 2006	2005
Market risk-based capital	$307	$324	$254
Credit risk-based capital	190	183	191
Operational risk-based capital	149	152	134

Total risk-based capital	646	659	579
Total permanent capital	3,897	4,057	4,130

Excess permanent capital	$3,251	$3,398	$3,551

Risk-based capital as a percent of permanent capital	16.6%	16.2%	14.0%

The amount of risk-based capital, computed monthly, averaged 16 percent of permanent capital in the first six months of 2006, well below the Finance Board’s regulatory maximum of 100 percent. At this time, the risk-based capital requirement is not a binding constraint. We do not use it to actively manage our risk profile, but we do monitor results to identify trends within our internal process of market risk analysis.
Use of Derivatives in Risk Management
The following table presents for the dates selected the notional principal amounts of the derivatives used to hedge other instruments, in either accounting or economic hedging relationships.

		June 30,	December 31,	June 30,
(In millions)		2006	2005	2005
Hedged Item	Hedging Instrument
Consolidated Obligations	Interest rate swap	$25,848	$24,367	$21,804
Convertible Advances	Interest rate swap	5,151	6,794	7,373
Putable Advances	Interest rate swap	15	—	—
Advances with purchased caps and/or floors	Interest rate swap	10	10	10
Regular Fixed-Rate Advances	Interest rate swap	240	240	1,240
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	92	28	126

Total based on hedged item (1)		$31,356	$31,439	$30,553

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
Interest rate swaps are used for the first five hedge items in the table. These are accounted for as fair value hedges. To-be-announced mortgage-backed securities are sold short to hedge Mandatory Delivery Contracts and are considered economic hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument that does not qualify for hedge accounting under SFAS 133.
The fluctuation in the notional principal amount of interest rate swaps hedging Consolidated Obligations is normal based on our needs for synthetic adjustable-rate LIBOR financing in response to member demand for LIBOR Advances and based on trends in the relative funding cost of Discount Notes and swapped funding.
The decrease since June 30, 2005 in the notional principal amount of interest rate swaps hedging Convertible Advances resulted, primarily, from our exercise of the conversion options on these Advances and the swap counterparties’ corresponding exercise of the termination options of the related interest rate swaps. Secondarily, the decrease resulted from member prepayments of these Advances and maturity of the Advances. When members prepay these Advances, we terminate the related interest rate swaps.

The decrease in interest rate swaps related to Regular Fixed-Rate Advances reflected maturity of some of these Advances. From time to time, we may hedge these Advances with interest rate swaps instead of with fixed-rate debt, based on relative differences in the book cost of interest rate swaps and fixed-rate debt and the market’s availability of relevant debt offerings when we lend Advances to members.
The following table presents for the dates selected the notional principal amounts of derivatives according to their accounting treatment. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	June 30,	December 31,	June 30,
(In millions)	2006	2005	2005
Shortcut (Fair Value) Treatment
Advances	$255	$240	$8,376
Mortgage Purchase Program	—	—	—
Investments	—	—	—
Consolidated Obligations	21,563	18,492	15,199

Total	21,818	18,732	23,575

Long-haul (Fair Value) Treatment
Advances	5,141	6,794	237
Mandatory Delivery Contracts	—	—	—
Investments	—	—	—
Consolidated Obligations	4,285	5,875	6,605

Total	9,426	12,669	6,842

Economic Hedges
Advances	20	10	10
Mandatory Delivery Contracts	112	39	147
To-be-announced mortgage-backed securities hedges	92	28	126
Investments	—	—	—
Consolidated Obligations	—	—	—

Total	224	77	283

Total Derivatives	$31,468	$31,478	$30,700

Our interest rate swaps are normally eligible for fair value hedge accounting. At June 30, 2006, we received fair-value hedge shortcut accounting treatment in accordance with SFAS 133 on almost $22 billion (69 percent) of derivative transactions outstanding. Fair value hedge shortcut accounting treatment permits the assumption of no ineffectiveness in the hedge. This permits the assumption that market value fluctuations on the derivatives and hedged instruments offset each other, resulting in a zero effect on earnings and capital. We designated $9.4 billion (30 percent) of derivatives as fair value long-haul hedges. For these, we offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the hedged risk as long as the hedges pass SFAS 133 effectiveness tests which we perform monthly.
Beginning in October 2005, all of the Convertible Rate Advances that were previously accounted for as shortcut fair value hedges were re-categorized as long-haul fair value hedges. This accounts for the increase at the end of 2005 and June 30, 2006 in long-haul fair value hedges of Advances, compared to June 30, 2005. The decrease from the end of 2005 to June 30, 2006 in Advances hedged with interest rate swaps receiving long-haul fair value treatment resulted from the reasons identified in the “Use of Derivatives in Risk Management” section.
The increase since June 30, 2005 in the notional principal amount of Consolidated Obligation hedges using derivatives that receive shortcut accounting treatment, and the corresponding decrease in the amount receiving long-haul accounting treatment, resulted primarily from a greater use of interest rate swaps not having deferred fees (which receive shortcut accounting treatment) and less use of swaps having deferred fees (which receive long-haul accounting treatment).
The remaining $224 million (1 percent) of derivatives are economic hedges and, under SFAS 133, do not receive shortcut or long-haul fair value hedge accounting treatment. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument. We hedge Mandatory Delivery Contracts using a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities. The market value changes of these derivatives tend to closely offset each other, as designed.
Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing economic and GAAP earnings volatility, including volatility from the use of derivatives. We have not executed, nor do we currently have plans to execute, any derivatives to hedge market risk on a macro, or entire, balance sheet level or to hedge the market risk of mortgage assets, except for the commitment period of Mandatory Delivery Contracts in the Mortgage Purchase Program. Therefore, based on the close economic hedging relationships of these long-haul derivatives, the market value and earnings volatility from application of SFAS 133 was minimal for the six months ended June 30, 2006 as well as in prior years.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, delayed receipt of interest and principal, or counterparties’ nonpayment of interest due on derivative transactions. We believe we have limited exposure to credit risk. Therefore, we have not established a loan loss reserve for any assets.
Credit Services
Credit risk exposure from our lending activity is managed through various forms and degrees of collateralization, credit underwriting, valuation of assets pledged as collateral, physical collateral review, and collateral perfection. Finance Board Regulations require us to obtain and maintain a security interest in eligible collateral before any Credit Services transactions may occur. All Advances are required by regulation to be overcollateralized. We have never experienced a credit loss on any Advance or experienced delinquent payments.
The following table shows the distribution of internal credit ratings assigned to members and non-member borrowers as of June 30, 2006. Internally assigned credit ratings are a key component in determining a member’s FHLBank borrowing capacity. We also use them to assist in internal credit underwriting analysis as a supplement to collateralization of Advances. As a member’s credit rating declines, we may incorporate additional monitoring into the underwriting process, may require stricter collateral requirements such as larger haircuts, and may require movement away from Blanket collateral status.
(Dollars in millions)

	All Members and Borrowing
	Nonmembers		All Borrowers
Member		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	158	$41,230	105	$12,467	$39,926
2	222	34,070	166	16,612	33,334
3	248	16,462	212	6,619	15,479
4	100	14,711	84	9,567	14,597
5	13	373	12	235	374
6	7	45	4	18	27
7	5	38	4	35	38

Total	753	$106,929	587	$45,553	$103,775

The left side of the table shows the borrowing capacity of both secured members and secured non-member borrowers (prior members with remaining outstanding Advances or Letters of Credit). The right side of the table includes only institutions with outstanding credit activity. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. A very small number of members and a small amount of borrowing capacity were related to institutions with credit ratings below 4. For total members and borrowing nonmembers, 83 percent had credit ratings of 1, 2, or 3, and 97 percent had one of the top 4 credit ratings. These percentages were similar for all borrowers. Likewise, 99.6 percent of potential borrowing capacity for members and nonmember borrowers based on collateral corresponded to the four highest credit ratings.
The one through seven credit rating scale is a change from the one through five scale presented in previous disclosures. It reflects a new internal credit rating system we developed to assess the credit risk of our members. Compared to previous vendor based models, the new system has an improved stratification of credit risk, incorporates more timely receipt of financial data, and provides more transparent ratings calculations to members. In addition, subsequent to quarter end (July 5, 2006), we implemented new internal collateral rating processes for determining Collateral Maintenance Requirements, which together with the new credit rating system, impacted members’ borrowing capacities. As a result, the borrowing capacity of approximately half the membership changed, some substantially, based on their unique credit risk rating profile. The sum of all changes (using absolute values) in borrowing capacity was $2.9 billion. However, the total borrowing capacity of the general membership increased only approximately $472 million, which we consider marginal. We believe the enhanced processes result in an improved risk-based determination of member credit risk exposure and borrowing capacity.
Mortgage Purchase Program
We primarily manage credit risk in the Mortgage Purchase Program via the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include, in order of priority, primary mortgage insurance, the Lender Risk Account (for conventional loans only), which is an amount we reserve out of the cash purchase price, and Supplemental Mortgage Insurance (for conventional loans only) purchased by the PFI from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, private mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level for conventional loans. Details on the Lender Risk Account are available in the 2005 Form 10-K.
On June 30, 2006, 20 percent of the par value of our mortgage loans and commitments were backed by the Federal Housing Administration (FHA). These loans have a 100 percent U.S. government guarantee and, therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance.
Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member borne a loss on loans sold to us. We have continued to consider the potential impact that 2005’s hurricanes could have on our mortgage assets portfolios (both the Mortgage Purchase Program and mortgage-backed securities) and have concluded that there is no basis on which to adjust our loss reserve at this time. We will continue to monitor the situation closely and will establish a reserve if one appears to be warranted. However, we believe that, given the various credit enhancements, any losses ultimately incurred would not be material to our results of operations or financial condition.
The following table presents changes in the Lender Risk Account for the dates selected. The amount of loss claims was insignificantly different from zero.

Six Months Ended
(In millions)	June 30, 2006
Lender Risk Account at beginning of period	$42
Additions	2
Claims	—
Scheduled distributions	—

Lender Risk Account at end of period	$44

The following table shows for the dates selected the distribution of the loan-to-value ratio and credit scores provided by Fair Isaac and Company (FICO) at origination dates of the conventional loans weighted by unpaid principal. These distributions did not change materially during 2006.
June 30, 2006

	Percent			Percent
Loan-to-Value	of Principal	FICO Score		of Principal

<= 60%	24%	< 620		0%
> 60% to 70%	19	620 to < 660		5
> 70% to 80%	49	660 to < 700		13
> 80% to 90%	5	700 to < 740		20
> 90%	3	>= 740		62

Weighted Average	69%	746	Total	100%

December 31, 2005

	Percent			Percent
Loan-to-Value	of Principal	FICO Score		of Principal

<= 60%	24%	< 620		0%
> 60% to 70%	20	620 to < 660		5
> 70% to 80%	48	660 to < 700		13
> 80% to 90%	5	700 to < 740		20
> 90%	3	>= 740		62

Weighted Average	69%	746	Total	100%

At June 30, 2006, the Mortgage Purchase Program had $8 million (0.1 percent) of conventional mortgage principal that was 90 days or more delinquent and not in foreclosure and $37 million (2.1 percent) of FHA principal. Theses amounts were well below the national average delinquency rate measured by the Mortgage Bankers Association National Delinquency Survey (as of March 31, 2006, including 90-day delinquencies and foreclosures). The industry ratios were 0.4 percent of conventional principal and 3.7 percent of FHA principal. There were no loans on nonaccrual status. Because of the credit enhancements on conventional loans and credit enhancements and government guarantee on FHA loans, we believe we have little, if any, exposure to loans on delinquent status.
Investments
Money market investments are unsecured and therefore present credit risk exposure. Our Financial Management Policy sets limits on the amount of unsecured credit exposure on short-term investments that we are permitted to extend to individual and affiliated counterparties. The following table presents for the dates selected the par amount of unsecured money market investments outstanding according to the long-term credit ratings of the counterparties provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services. Based on these ratings, their short maturity, and contemporaneous internal credit risk analysis, we believe credit risk exposure from our money market investments is very limited.

(In millions)	June 30, 2006	December 31, 2005
Aaa/AAA	$945	$455
Aa/AA	7,965	10,255
A	4,083	4,111
Baa/BBB	—	—

Total	$12,993	$14,821

Substantially all of our mortgage-backed securities are GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by the Ginnie Mae. These securities continued to carry long-term debt ratings of triple-A from Moody’s, Standard & Poor’s, and Fitch. We have never held any asset-backed securities. On June 30, 2006, we held $448 million of private label mortgage-backed securities. These securities carry greater credit risk than GSE and agency mortgage-backed securities. They all have triple-A ratings, have increased subordination, and consist of residential fixed-rate mortgage loans.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty might default, which could result in us having to replace the derivative transaction with another counterparty on less favorable terms. Our amount of credit risk exposure to a counterparty equals the positive net mark-to-market value of all derivatives outstanding with the counterparty. The table below presents the net market value exposure as of June 30, 2006 for interest rate swap derivatives outstanding.
(Dollars in millions)

			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure

Aaa/AAA	—	$—	$—	$—	$—	$—
Aa/AA	8	6,967	(48)	—	—	(48)
A	7	24,297	(291)	—	54	(237)

Total	15	$31,264	$(339)	$—	$54	$(285)

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
On June 30, 2006, the 15 counterparties with whom we had interest rate swaps outstanding had net market value exposure to us of $285 million (compared to $322 million at the end of 2005). We had a positive net exposure to no counterparties. None of the counterparties carried a long-term credit rating lower than A- from a national rating agency.
Liquidity Risk and Contractual Obligations
Our operations require a substantial level of liquidity at all times to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing liquidity is through participation in the issuance of FHLBank System Consolidated Obligations.
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
The operational liquidity requirement is intended to ensure that we can meet anticipated and unanticipated financial obligations and credit needs of members under normal operating environments and through normal sources of liquidity. Our operational liquidity must be at least as great as our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, execute repurchase agreements and purchase Federal funds. We meet our operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we are able to access capital markets to issue Consolidated Obligations.
Based on the standard measures presented below and our ability to access the capital markets for debt issuance, we believe we had sufficient liquidity reserves. However, there are two current business risk events that could significantly challenge our liquidity management, financial flexibility, and operations. The first is the change in Federal Reserve Bank’s policy on payments systems implemented on July 20, 2006. The second is the proposed Capital Rule of the Finance Board (if implemented as proposed). We discuss these events in the “Executive Summary — Outlook, Challenges and Opportunities” and “Primary Business Related Developments and Update on Risk Factors” sections. At this time, we cannot predict the exact degree, if any, of the effects of these events on our long-term liquidity management. The initial implementation of the new payment systems policy did not materially affect our liquidity or operations.
To meet the contingency liquidity requirement, we must hold sources of liquidity, in the event our access to the capital markets is impeded for seven business days, in an amount at least equal to the sum of the following items:
▪	100 percent of liabilities maturing or called in the next seven business days (net of liabilities issued, not yet settled);

▪	100 percent of assets traded, not yet settled, and Advance commitments;

▪	100 percent of Advances maturing; and

▪	a hypothetical percentage increase in Advances, computed based on recent balance experience.
Sources of liquidity for the contingency liquidity requirement include the following:
▪	cash;

▪	overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available for sale negotiable securities, 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities, and certain other investments as detailed in our Financial Management Policy;

▪	Advances maturing within the next seven business days; and

▪	principal and interest payments to be received within the next seven business days on mortgage-backed securities.
The following table presents for the dates selected the components of our contingency liquidity requirement.
Contingency Liquidity Requirement (In millions)

	June 30,	December 31,
	2006	2005
Total Contingency Liquidity Reserves	$27,680	$28,766
Total Requirement	(19,159)	(15,254)

Excess Contingency Liquidity Available	$8,521	$13,512

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
Deposit Reserve Requirement (In millions)

	June 30,	December 31,
	2006	2005
Total Eligible Deposit Reserves	$44,968	$39,897
Total Member Deposits	(845)	(910)

Excess Deposit Reserves	$44,123	$38,987

Our liquidity guidelines also require us to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement on the selected dates.
Daily Liquidity Requirement (In millions)

	June 30,	December 31,
	2006	2005
Total Eligible Investments	$11,212	$13,080
Total Reserve Requirement	(4,197)	(3,948)

Excess Daily Liquidity Reserves	$7,015	$9,132

The following table summarizes our contractual obligations and off-balance sheet commitments as of June 30, 2006 according to their expiration terms or payment due dates.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) — par	$19,604	$19,288	$6,823	$8,356	$54,071
Mandatorily redeemable capital stock	—	2	133	—	135
Other long-term obligations (term deposits) — par	74	6	—	—	80
Capital lease obligations	—	—	—	—	—
Operating leases (include premises and equipment)	1	2	1	3	7

Total Contractual Obligations before off-balance sheet items	19,679	19,298	6,957	8,359	54,293

Off-balance sheet items (1)
Commitments to fund additional Advances	8	—	—	—	8
Standby Letters of Credit	1,311	81	44	50	1,486
Standby bond purchase agreements	24	64	159	—	247
Commitments to fund mortgage loans	112	—	—	—	112
Unused line of credits and other commitments	—	—	—	—	—
Consolidated Obligations traded, not yet settled	550	35	85	120	790

Total off-balance sheet items	2,005	180	288	170	2,643

Total Contractual Obligations and off-balance sheet items	$21,684	$19,478	$7,245	$8,529	$56,936

(1)	Represents notional amount of related off-balance sheet obligations.
Operational Risk
We believe there were no developments regarding our operational risk in the first and second quarters of 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.
Item 4. Controls and Procedures.
As of June 30, 2006, the FHLBank’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, the FHLBank’s Chief Executive Officer and Chief Financial Officer each concluded that as of June 30, 2006, the FHLBank maintained effective disclosure controls and procedures to ensure that material information is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported by management on a timely basis in order to comply with the FHLBank’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
As of June 30, 2006, the FHLBank’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, the FHLBank’s Chief Executive Officer and Chief Financial Officer each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the second quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the captions “Executive Summary — Outlook, Challenges and Opportunities” and “Primary Business Related Developments and Update on Risk Factors — Proposed Capital Rule” in Part I, Item 2, of this filing.
Item 6. Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of August 2006.
FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman David H. Hehman
President

By:	/s/ Sandra E. Bell Sandra E. Bell
Executive Vice President and Chief Financial Officer

INDEX OF EXHIBITS

Document incorporated by
Exhibit		reference from a previous filing or
Number (1)	Description of exhibit	filed herewith, as indicated below

10.1	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as July 20, 2006, by and among the Office of Finance And each of the Federal Home Loan Banks	Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed on June 28, 2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.