Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Cincinnati
filed 2006-11-13
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
[X] Yes      [     ] No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[    ] Yes      [X] No
As of October 31, 2006, the registrant had 35,856,496 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION
     Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and due from banks	$3,833	$4,948
Interest-bearing deposits	4,629,783	6,284,166
Securities purchased under agreements to resell	250,000	1,000,000
Federal funds sold	9,079,600	7,487,900
Trading securities	4,877	6,187
Available-for-sale securities (a)	542,530	1,151,271
Held-to-maturity securities includes $0 and $0 pledged as collateral at
September 30, 2006 and December 31, 2005, respectively, that may be repledged (b)	11,301,720	12,271,521
Advances	45,347,262	40,261,623
Mortgage loans held for portfolio, net	8,382,330	8,418,139
Accrued interest receivable	286,938	238,625
Equipment and leasehold improvements, net	8,160	7,999
Derivative assets	8,270	65
Other assets	47,992	47,406

TOTAL ASSETS	$79,893,295	$77,179,850

LIABILITIES AND CAPITAL
Interest-bearing deposits:
Demand and overnight	$714,904	$836,304
Term	61,075	60,375
Other	11,776	13,774

Total interest-bearing deposits	787,755	910,453

Consolidated Obligations, net:
Discount Notes	19,126,007	17,577,416
Bonds	55,089,566	53,520,279

Total Consolidated Obligations, net	74,215,573	71,097,695

Mandatorily redeemable capital stock	135,675	418,381
Accrued interest payable	599,371	436,981
Affordable Housing Program	91,784	91,035
Payable to REFCORP	15,717	15,773
Derivative liabilities	147,982	427,727
Other liabilities	77,390	72,743

Total liabilities	76,071,247	73,470,788

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
35,853 and 35,035 shares at September 30, 2006 and December 31, 2005, respectively	3,585,345	3,503,481
Retained earnings	241,016	207,785
Accumulated other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(227)	1,882
Other	(4,086)	(4,086)

Total capital	3,822,048	3,709,062

TOTAL LIABILITIES AND CAPITAL	$79,893,295	$77,179,850

(a)	Amortized cost: $542,757 and $1,149,389 at September 30, 2006 and December 31, 2005, respectively.
(b)	Fair values: $11,035,420 and $12,017,484 at September 30, 2006 and December 31, 2005, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Advances	$626,095	$402,398	$1,687,679	$1,072,410
Prepayment fees on Advances, net	245	97	2,549	294
Interest-bearing deposits	50,615	31,093	158,073	102,978
Securities purchased under agreements to resell	16,540	2,825	32,176	15,011
Federal funds sold	70,221	59,438	221,871	152,400
Trading securities	63	70	198	217
Available-for-sale securities	14,290	9,853	42,795	30,190
Held-to-maturity securities	133,928	133,872	416,376	400,698
Mortgage loans held for portfolio	107,506	113,571	322,417	314,327
Loans to other FHLBanks	66	111	440	281

Total interest income	1,019,569	753,328	2,884,574	2,088,806

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	246,461	168,128	671,861	478,072
Consolidated Obligations – Bonds	664,097	484,927	1,887,322	1,338,479
Deposits	11,072	7,333	30,933	19,862
Borrowings from other FHLBanks	-	-	20	-
Mandatorily redeemable capital stock	1,975	4,976	11,093	7,365
Other borrowings	113	-	120	1

Total interest expense	923,718	665,364	2,601,349	1,843,779

NET INTEREST INCOME	95,851	87,964	283,225	245,027

OTHER INCOME:
Service fees	318	348	958	1,220
Net gain (loss) on trading securities	30	(76)	12	(111)
Net (loss) gain on derivatives and hedging activities	(559)	(2,264)	821	(2,811)
Other, net	984	828	2,527	2,141

Total other income	773	(1,164)	4,318	439

OTHER EXPENSE:
Salaries and benefits	6,049	5,578	18,343	16,192
Other operating	3,022	3,053	8,826	8,980
Finance Board	795	828	2,387	2,484
Office of Finance	490	385	1,628	1,600
Other	477	436	4,306	2,271

Total other expense	10,833	10,280	35,490	31,527

INCOME BEFORE ASSESSMENTS	85,791	76,520	252,053	213,939

Affordable Housing Program	7,206	6,754	21,708	18,216
REFCORP	15,717	13,953	46,069	39,144

Total assessments	22,923	20,707	67,777	57,360

NET INCOME	$62,868	$55,813	$184,276	$156,579

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL FOR THE NINE-MONTHS ENDED
September 30, 2006 and 2005
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2004	37,999	$3,799,852	$167,540	$(4,229)	$3,963,163
Proceeds from sale of capital stock	229	22,932			22,932
Net reclassified to mandatorily redeemable capital stock	(4,923)	(492,276)			(492,276)

Comprehensive income:
Net income			156,579		156,579
Other comprehensive income:
Net unrealized gain on available-for-sale securities				1,969	1,969

Total other comprehensive income				1,969	1,969

Total comprehensive income					158,548

Dividends on capital stock:
Cash			(112)		(112)
Stock	1,263	126,286	(129,241)		(2,955)

BALANCE, SEPTEMBER 30, 2005	34,568	$3,456,794	$194,766	$(2,260)	$3,649,300

BALANCE, DECEMBER 31, 2005	35,035	$3,503,481	$207,785	$(2,204)	$3,709,062
Proceeds from sale of capital stock	180	18,023			18,023
Net reclassified to mandatorily redeemable capital stock	(893)	(89,262)			(89,262)

Comprehensive income:
Net income			184,276		184,276
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(2,109)	(2,109)

Total other comprehensive income				(2,109)	(2,109)

Total comprehensive income					182,167

Dividends on capital stock:
Cash			(111)		(111)
Stock	1,531	153,103	(150,934)		2,169

BALANCE, SEPTEMBER 30, 2006	35,853	$3,585,345	$241,016	$(4,313)	$3,822,048

*Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:

Net income	$184,276	$156,579

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization:
Net premiums and discounts on Consolidated Obligations and investments	(43,939)	(28,887)
Concessions on Consolidated Obligation bonds	6,555	7,813
Premiums and discounts on mortgage loans, net	13,827	19,426
Premiums and discounts on Advances	(707)	(920)
Net deferred gain on derivatives	(1,145)	(115)
Equipment and leasehold improvements	1,419	1,232
Other	(2,724)	(2,448)
Non-cash interest on mandatorily redeemable capital stock	11,069	7,358
Gain due to change in net fair value adjustment on derivative and hedging activities	(2,672)	(134)
Net realized loss (gain) on disposal of equipment and leasehold improvements	4	(8)

Net change in:
Trading securities	1,310	1,758
Accrued interest receivable	(48,313)	(40,560)
Other assets	(5,118)	(558)
Net derivative assets and liabilities-accrued interest	(97,707)	(55,230)
Accrued interest payable	162,390	97,685
Affordable Housing Program (AHP) liability and discount on AHP Advances	3,850	1,194
Payable to REFCORP	(56)	(1,157)
Other liabilities	6,195	8,236

Total adjustments	4,238	14,685

Net cash provided by operating activities	188,514	171,264

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	1,654,383	1,738,852
Securities purchased under agreements to resell	750,000	700,000
Federal funds sold	(1,591,700)	1,293,800
Equipment and leasehold improvements	(1,584)	(2,402)

Available-for-sale securities:
Proceeds from maturities	74,180,000	60,075,645
Purchases	(73,530,572)	(60,394,904)

Held-to-maturity securities:
Proceeds from maturities	1,644,653	2,085,784
Purchases	(674,869)	(2,294,763)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Advances to members:
Principal collected	$1,526,364,925	$1,764,099,543
Made	(1,531,523,519)	(1,766,433,368)

Mortgage loans held for portfolio:
Principal collected	841,054	1,305,183
Purchased	(816,984)	(1,626,950)

Net cash (used in) provided by investing activities	(2,704,213)	546,420

FINANCING ACTIVITIES:

Net decrease in deposits and pass-through reserves	(121,919)	(89,604)

Net proceeds from issuance of Consolidated Obligations:
Discount notes	618,092,692	714,595,718
Bonds	12,084,078	12,160,654
Bonds transferred from other FHLBanks	-	46,610

Payments for maturing and retiring Consolidated Obligations:
Discount notes	(616,539,305)	(715,777,249)
Bonds	(10,638,006)	(11,556,119)

Proceeds from issuance of capital stock	18,023	22,932
Payments for redemption of mandatorily redeemable capital stock	(380,868)	(126,813)
Cash dividends paid	(111)	(112)

Net cash provided by (used in) financing activities	2,514,584	(723,983)

Net decrease in cash and cash equivalents	(1,115)	(6,299)
Cash and cash equivalents at beginning of the year	4,948	11,262

Cash and cash equivalents at end of the period	$3,833	$4,963

Supplemental Disclosures:

Interest paid	$2,512,122	$1,772,595

AHP payments, net	$20,959	$19,917

REFCORP payments	$46,125	$40,301

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1— Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2006 are not necessarily indicative of operating results for the remainder of the year.
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
SFAS No. 157, Fair Value Measurements (SFAS 157). In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements when the FASB has previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. The management of the FHLBank has not yet determined the effect that the adoption of SFAS 157 will have on its results of operations or financial condition.
SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). On September 13, 2006, the SEC issued SAB 108 to provide guidance in the process of quantifying financial statement misstatements. SAB 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. A registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for financial statements issued for fiscal years ending after November 15, 2006, with early adoption encouraged. The management of the FHLBank does not expect SAB 108 to have a material impact on its results of operations or financial condition at the time of adoption.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). In September 2006, the FASB issued SFAS 158 which reconsiders the guidance in FASB Statements No. 87, Employers’ Accounting for Pensions, No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 for public entities, and fiscal years ending after June 15, 2007 for nonpublic entities, with early adoption permitted. The FHLBank plans to adopt SFAS 158 as of December 31, 2006. The management of the FHLBank does not expect SFAS 158 to have a material impact on its results of operations or financial condition.

Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of September 30, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$542,757	$-	$(227)	$542,530

Available-for-sale securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$1,149,389	$1,895	$(13)	$1,151,271

All securities outstanding with gross unrealized losses at September 30, 2006 and December 31, 2005 were short-term securities with terms of less than 12 months.
The FHLBank reviewed its available-for-sale securities at September 30, 2006 and December 31, 2005 and determined that the unrealized losses reflected above were temporary, based on the creditworthiness of the issuers and/or the underlying collateral.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2006 and December 31, 2005 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$542,757	$542,530	$1,149,389	$1,151,271

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of September 30, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

State or local housing agency obligations	$23,915	$291	$-	$24,206
Mortgage-backed securities:
Government-sponsored enterprises	10,814,060	3,748	(259,206)	10,558,602
U.S. agency obligations – guaranteed	31,111	-	(571)	30,540
Other	432,634	-	(10,562)	422,072

Total mortgage-backed securities	11,277,805	3,748	(270,339)	11,011,214

Total	$11,301,720	$4,039	$(270,339)	$11,035,420

Held-to-maturity securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

State or local housing agency obligations	$31,070	$743	$-	$31,813

Mortgage-backed securities:
Government-sponsored enterprises	11,713,941	5,551	(249,850)	11,469,642
U.S. agency obligations – guaranteed	45,417	-	(703)	44,714
Other	481,093	-	(9,778)	471,315

Total mortgage-backed securities	12,240,451	5,551	(260,331)	11,985,671

Total	$12,271,521	$6,294	$(260,331)	$12,017,484

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2006 and December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2006	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency Obligations	$-	$-	$-	$-	$-	$-

Mortgage-backed securities:
Government-sponsored enterprises	1,011,624	(4,708)	8,841,356	(254,498)	9,852,980	(259,206)
U.S. agency obligations – guaranteed	-	-	30,540	(571)	30,540	(571)
Other	-	-	422,072	(10,562)	422,072	(10,562)

Total mortgage-backed securities	1,011,624	(4,708)	9,293,968	(265,631)	10,305,592	(270,339)

Total temporarily impaired	$1,011,624	$(4,708)	$9,293,968	$(265,631)	$10,305,592	$(270,339)

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2005	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Government-sponsored enterprises	$6,584,919	$(117,844)	$3,680,584	$(132,006)	$10,265,503	$(249,850)
U.S. agency obligations – guaranteed	44,714	(703)	-	-	44,714	(703)
Other	364,981	(6,600)	106,334	(3,178)	471,315	(9,778)

Total temporarily impaired	$6,994,614	$(125,147)	$3,786,918	$(135,184)	$10,781,532	$(260,331)

The FHLBank has reviewed its held-to-maturity securities and has determined that all unrealized losses reflected above are temporary, based on the creditworthiness of the issuers and/or the underlying collateral. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at September 30, 2006 and December 31, 2005 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2006		December 31, 2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$720	$721	$-	$-
Due after one year through five years	-	-	1,500	1,503
Due after five years through ten years	-	-	-	-
Due after ten years	23,195	23,485	29,570	30,310

Total other	23,915	24,206	31,070	31,813

Mortgage-backed securities:
Government-sponsored enterprises	10,814,060	10,558,602	11,713,941	11,469,642
U.S. agency obligations - guaranteed	31,111	30,540	45,417	44,714
Other	432,634	422,072	481,093	471,315

Total mortgage-backed securities	11,277,805	11,011,214	12,240,451	11,985,671

Total	$11,301,720	$11,035,420	$12,271,521	$12,017,484

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net premiums (in thousands) of $1,644 and $7,029 at September 30, 2006 and December 31, 2005.
Note 5—Advances
Redemption Terms. At September 30, 2006 and December 31, 2005, the FHLBank had Advances outstanding, including AHP Advances (see Note 6), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances.

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$49	5.39	$1,785	4.54

Due in 1 year or less	16,233,920	5.29	10,862,185	4.10
Due after 1 year through 2 years	5,719,485	5.22	7,784,494	4.31
Due after 2 years through 3 years	5,979,076	5.37	4,667,045	4.47
Due after 3 years through 4 years	7,780,900	5.46	5,736,701	4.49
Due after 4 years through 5 years	3,491,074	5.35	5,002,229	4.82
Thereafter	6,111,174	4.91	6,102,638	4.43

Total par value	45,315,678	5.27	40,157,077	4.38

Commitment fees	(1,928)		(2,438)
Discount on AHP Advances	(33,402)		(30,301)
Discount on Advances	(1,108)		(1,815)
SFAS 133 hedging adjustments	68,022		139,100

Total	$45,347,262		$40,261,623

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2006 and December 31, 2005, the FHLBank had callable Advances (in thousands) of $22,419,021 and $17,967,510.

The following table summarizes Advances at September 30, 2006 and December 31, 2005 by year of maturity or next call date for callable Advances (in thousands):

Year of Maturity or Next Call	September 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$49	$1,785

Due in 1 year or less	35,710,987	27,849,879
Due after 1 year through 2 years	1,933,001	1,996,603
Due after 2 years through 3 years	1,136,120	1,577,159
Due after 3 years through 4 years	1,810,681	1,454,222
Due after 4 years through 5 years	1,278,074	1,873,333
Thereafter	3,446,766	5,404,096

Total par value	$45,315,678	$40,157,077

Through December 2005, the FHLBank offered convertible Advances. The convertible Advance programs were replaced with putable rate Advance programs in January 2006. With a putable rate Advance, the FHLBank purchases an option from the member that allows the FHLBank to terminate the Advance. At September 30, 2006 and December 31, 2005, the FHLBank had convertible Advances outstanding totaling (in thousands) $4,697,200 and $6,793,700, respectively. At September 30, 2006, the FHLBank had putable Advances outstanding totaling (in thousands) $15,000.
The following table summarizes Advances at September 30, 2006 and December 31, 2005 by year of maturity or next convert date for convertible Advances and next put date for putable Advances (in thousands):

Year of Maturity or Next Convert/Put Date	September 30, 2006	December 31, 2005
Overdrawn demand deposit accounts	$49	$1,785

Due in 1 year or less	20,619,120	17,074,385
Due after 1 year through 2 years	5,473,485	7,915,994
Due after 2 years through 3 years	5,687,576	4,053,545
Due after 3 years through 4 years	6,469,700	4,844,001
Due after 4 years through 5 years	2,491,574	3,483,229
Thereafter	4,574,174	2,784,138

Total par value	$45,315,678	$40,157,077

The following table shows Advance balances at September 30, 2006 and December 31, 2005 to members holding 10 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

	September 30, 2006		December 31, 2005
	Principal	% of Total	Principal	% of Total
Charter One Bank, N.A.	$12,973	29%	$9,876	25%

U.S. Bank, N.A. (1)	6,417	14
Fifth Third Bank (2)	4,547	10

Total	$23,937	53%

(1)	U.S. Bank’s Advance balance (in millions) was $3,621, or 9% of total Advances, at December 31, 2005.
(2)	Fifth Third Bank’s Advance balance (in millions) was $3,045, or 8% of total Advances, at December 31, 2005.

Interest Rate Payment Terms. The following table details Advances by interest rate payment type at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Par amount of Advances:
Fixed-rate	$20,666,608	$20,159,567
Variable-rate	24,649,070	19,997,510

Total	$45,315,678	$40,157,077

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $313 and $98 for the three months ended September 30, 2006 and 2005, respectively, and $5,983 and $294 for the nine months ended September 30, 2006 and 2005, respectively.
Note 6—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the nine months ended September 30, 2006 (in thousands):

Balance at December 31, 2005	$91,035
Expense	21,708
Subsidy uses, net	(20,959)

Balance at September 30, 2006	$91,784

Note 7—Mortgage Loans Held for Portfolio
The following table presents information at September 30, 2006 and December 31, 2005 on mortgage loans held for portfolio (in thousands):

	September 30, 2006	December 31, 2005
Real Estate:
Fixed medium-term single-family mortgages (1)	$1,467,131	$1,615,684
Fixed long-term single-family mortgages	6,830,361	6,708,630
Premiums	102,525	114,014
Discounts	(6,439)	(6,853)
SFAS 133 unamortized market adjustments	(11,248)	(13,336)

Total	$8,382,330	$8,418,139

(1)	Medium-term is defined as a term of 15 years or less.
The par value (in thousands) of mortgage loans held for portfolio outstanding at September 30, 2006 and December 31, 2005 was comprised of government-insured loans (FHA) totaling $1,633,884 and $1,898,524 and conventional loans totaling $6,663,608 and $6,425,790, respectively. The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The FHLBank has experienced no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.

The following table presents changes in the Lender Risk Account, which is included in “other liabilities” in the Statements of Condition, for the nine months ended September 30, 2006 (in thousands):

Lender Risk Account at December 31, 2005	$42,472
Additions	2,671
Claims	(175)
Scheduled distributions	-

Lender Risk Account at September 30, 2006	$44,968

The FHLBank had no nonaccrual loans at September 30, 2006 and December 31, 2005.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At September 30, 2006 and December 31, 2005, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at September 30, 2006 and December 31, 2005 to members supplying 10 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	September 30, 2006		December 31, 2005
	Principal	% of Total	Principal	% of Total
National City Bank	$4,643	56%	$4,530	54%
Union Savings Bank	2,125	26	2,207	27

Total	$6,768	82%	$6,737	81%

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

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at September 30, 2006 and December 31, 2005 by year of maturity (dollars in thousands):

	September 30, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Maturity	Amount	Rate %	Amount	Rate %

Due in 1 year or less	$21,604,676	3.95	$17,845,188	3.22
Due after 1 year through 2 years	13,754,130	4.14	13,823,625	3.65
Due after 2 years through 3 years	4,830,000	4.55	6,898,000	4.03
Due after 3 years through 4 years	4,343,000	4.40	3,615,000	4.19
Due after 4 years through 5 years	2,349,750	4.87	3,079,000	4.43
Thereafter	8,443,718	4.94	8,605,530	4.81

Total par value	55,325,274	4.27	53,866,343	3.82

Bond premiums	27,255		37,662
Bond discounts	(54,024)		(57,390)
Deferred net loss on terminated hedges	77		119
SFAS 133 hedging adjustments	(209,016)		(326,455)

Total	$55,089,566		$53,520,279

The FHLBank uses fixed-rate callable bonds to finance callable Advances (see Note 5), mortgage loans held for portfolio, and mortgage-backed securities. Simultaneous with such a debt issuance, the FHLBank may also enter into an interest-rate swap (in which the FHLBank pays variable, and receives fixed, interest) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allows the FHLBank to provide members attractively priced variable-rate Advances. The FHLBank’s Consolidated Bonds outstanding at September 30, 2006 and December 31, 2005 included (in thousands):

	September 30, 2006	December 31, 2005
Par amount of Consolidated Bonds:
Non-callable	$35,520,073	$34,373,155
Callable	19,805,201	19,493,188

Total par value	$55,325,274	$53,866,343

The following table summarizes Consolidated Bonds outstanding at September 30, 2006 and December 31, 2005 by year of maturity or next call date (in thousands):

Year of Maturity or Next Call Date	September 30, 2006	December 31, 2005

Due in 1 year or less	$35,717,676	$32,028,188
Due after 1 year through 2 years	9,532,130	9,820,625
Due after 2 years through 3 years	2,275,000	4,233,000
Due after 3 years through 4 years	2,934,000	1,995,000
Due after 4 years through 5 years	1,121,750	2,174,000
Thereafter	3,744,718	3,615,530

Total par value	$55,325,274	$53,866,343

Consolidated Discount Notes. The FHLBank’s participation in Consolidated Discount Notes, all of which are due within 365 days, was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate

September 30, 2006	$19,126,007	$19,182,012	5.20%

December 31, 2005	$17,577,416	$17,634,170	4.12%

Note 9—Capital
The following table shows the FHLBank’s compliance with the Finance Board’s capital requirements at September 30, 2006 and December 31, 2005 (dollars in thousands):

	September 30, 2006		December 31, 2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$559,571	$3,962,036	$578,802	$4,129,647
Total capital-to-assets ratio	4.00%	4.96%	4.00%	5.35%
Total regulatory capital	$3,195,732	$3,962,036	$3,087,194	$4,129,647
Leverage capital-to-assets ratio	5.00%	7.44%	5.00%	8.03%
Leverage capital	$3,994,665	$5,943,054	$3,858,993	$6,194,471
The FHLBank’s activity for mandatorily redeemable capital stock during the nine months ended September 30, 2006 was as follows (in thousands).

Balance, December 31, 2005	$418,381
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	1,098
Other redemptions	88,164
Redemption of mandatorily redeemable capital stock:
Withdrawals	(379,974)
Other redemptions	(894)
Stock dividend classified as mandatorily redeemable	8,900

Balance, September 30, 2006	$135,675

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at September 30, 2006 and December 31, 2005 (in thousands).

Contractual Year of Repurchase	September 30, 2006	December 31, 2005
Due in 1 year or less	$-	$-
Due after 1 year through 2 years	1,446	21,011
Due after 2 years through 3 years	884	1,819
Due after 3 years through 4 years	33,799	11,114
Due after 4 years through 5 years	99,546	384,437

Total par value	$135,675	$418,381

Capital Concentration. The following table presents holdings of 10 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at September 30, 2006 and December 31, 2005 and includes any known affiliates that are members of the FHLBank (dollars in millions):

	September 30, 2006		December 31, 2005
	Balance	% of Total	Balance	% of Total

Charter One Bank, N.A.	$573	15%	$549	14%
U. S. Bank, N.A.	518	14	496	13

Total	$1,091	29%	$1,045	27%

Note 10—Comprehensive Income
     The following table shows the FHLBank’s comprehensive income for the noted periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$62,868	$55,813	$184,276	$156,579

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	(675)	1,451	(2,109)	1,969

Total other comprehensive income	(675)	1,451	(2,109)	1,969

Total comprehensive income	$62,193	$57,264	$182,167	$158,548

Note 11—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities, or costs by participating employer. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $941,000 and $813,000 in the three months ended September 30, 2006 and 2005, respectively, and $2,693,000 and $2,215,000 in the nine months ended September 30, 2006 and 2005, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a tenure-based match based upon the percentage of employee voluntary contributions, subject to certain limitations. The FHLBank contributed $106,000 and $87,000 to this Plan in the three months ended September 30, 2006 and 2005, respectively, and $456,000 and $390,000 in the nine months ended September 30, 2006 and 2005, respectively.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan that restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) if not for legal limitations on the amount of such benefits. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees. The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching formula as the qualified defined contribution plan discussed above plus the related earnings. Contributions for the defined contribution feature of the BEP were $167,000 and $120,000 in the three months ended September 30, 2006 and 2005, and $340,000 and $236,000 in the nine months ended September 30, 2006 and 2005, respectively.

Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement health plan for the three and nine months ended September 30, 2006 and 2005 were (in thousands):

	Three Months Ended September 30,
			Postretirement
	BEP		Benefits Plan
	2006	2005	2006	2005

Service cost	$81	$75	$13	$13
Interest cost	195	200	44	48
Amortization of unrecognized prior service benefit	(26)	(27)	-	-
Amortization of unrecognized net loss	330	326	1	1

Net periodic benefit cost	$580	$574	$58	$62

	Nine Months Ended September 30,
			Postretirement
	BEP		Benefits Plan
	2006	2005	2006	2005

Service cost	$243	$225	$39	$36
Interest cost	586	600	133	130
Amortization of unrecognized prior service benefit	(80)	(81)	-	-
Amortization of unrecognized net loss	991	976	2	2

Net periodic benefit cost	$1,740	$1,720	$174	$168

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
The following table sets forth the FHLBank’s financial performance by operating segment for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2006
Net interest income	$74,277	$21,574	$95,851
Other income	390	383	773
Other expenses	8,710	2,123	10,833

Income before assessments	65,957	19,834	85,791

Affordable Housing Program	5,587	1,619	7,206
REFCORP	12,074	3,643	15,717

Total assessments	17,661	5,262	22,923

Net income	$48,296	$14,572	$62,868

Average assets	$68,854,906	$9,852,744	$78,707,650

Total assets	$70,077,095	$9,816,200	$79,893,295

2005
Net interest income	$64,938	$23,026	$87,964
Other income	(546)	(618)	(1,164)
Other expenses	8,392	1,888	10,280

Income before assessments	56,000	20,520	76,520

Affordable Housing Program	5,079	1,675	6,754
REFCORP	10,184	3,769	13,953

Total assessments	15,263	5,444	20,707

Net income	$40,737	$15,076	$55,813

Average assets	$67,619,425	$9,627,378	$77,246,803

Total assets	$65,999,027	$9,849,255	$75,848,282

	Nine Months Ended September 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2006
Net interest income	$220,163	$63,062	$283,225
Other income	3,909	409	4,318
Other expenses	29,188	6,302	35,490

Income before assessments	194,884	57,169	252,053

Affordable Housing Program	17,041	4,667	21,708
REFCORP	35,569	10,500	46,069

Total assessments	52,610	15,167	67,777

Net income	$142,274	$42,002	$184,276

Average assets	$69,324,167	$9,763,279	$79,087,446

Total assets	$70,077,095	$9,816,200	$79,893,295

2005
Net interest income	$190,724	$54,303	$245,027
Other income	1,085	(646)	439
Other expenses	25,795	5,732	31,527

Income before assessments	166,014	47,925	213,939

Affordable Housing Program	14,304	3,912	18,216
REFCORP	30,341	8,803	39,144

Total assessments	44,645	12,715	57,360

Net income	$121,369	$35,210	$156,579

Average assets	$70,240,897	$9,199,714	$79,440,611

Total assets	$65,999,027	$9,849,255	$75,848,282

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
The following table represents outstanding notional balances, estimated fair values excluding accrued interest, and net derivative balances of the derivatives outstanding at September 30, 2006 and December 31, 2005 (in thousands).

	September 30, 2006		December 31, 2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest-rate Swaps:
Fair value	$33,007,370	$(278,979)	$31,401,325	$(468,325)
Economic	20,000	506	10,000	(282)
Interest-rate Forward Agreements:
Economic	64,000	75	28,000	(15)
Mortgage Delivery Commitments:
Economic	80,623	13	38,758	(7)

Total	$33,171,993	$(278,385)	$31,478,083	$(468,629)

Total derivatives excluding accrued interest		$(278,385)		$(468,629)
Accrued interest		138,673		40,967

Net derivative balances		$(139,712)		$(427,662)

Net derivative asset balances		$8,270		$65
Net derivative liability balances		(147,982)		(427,727)

Net derivative balances		$(139,712)		$(427,662)

Note 14—Estimated Fair Values
The carrying values and estimated fair values of the FHLBank’s financial instruments at September 30, 2006 were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$3,833	$-	$3,833
Interest-bearing deposits	4,629,783	166	4,629,949
Securities purchased under agreements to resell	250,000	-	250,000
Federal funds sold	9,079,600	10	9,079,610
Trading securities	4,877	-	4,877
Available-for-sale securities	542,530	-	542,530
Held-to-maturity securities	11,301,720	(266,300)	11,035,420
Advances	45,347,262	(94,712)	45,252,550
Mortgage loans held for portfolio, net	8,382,330	(187,574)	8,194,756
Accrued interest receivable	286,938	-	286,938
Derivative assets	8,270	-	8,270

Liabilities:

Deposits	(787,755)	60	(787,695)
Consolidated Obligations:
Discount Notes	(19,126,007)	595	(19,125,412)
Bonds	(55,089,566)	379,494	(54,710,072)
Mandatorily redeemable capital stock	(135,675)	-	(135,675)
Accrued interest payable	(599,371)	-	(599,371)
Derivative liabilities	(147,982)	-	(147,982)

Other:

Commitments to extend credit for Advances	-	-	-
Standby bond purchase agreements	-	1,057	1,057

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2005 were as follows (in thousands):
2005 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$4,948	$-	$4,948
Interest-bearing deposits	6,284,166	(958)	6,283,208
Securities purchased under agreements to resell	1,000,000	-	1,000,000
Federal funds sold	7,487,900	(43)	7,487,857
Trading securities	6,187	-	6,187
Available-for-sale securities	1,151,271	-	1,151,271
Held-to-maturity securities	12,271,521	(254,037)	12,017,484
Advances	40,261,623	(108,529)	40,153,094
Mortgage loans held for portfolio, net	8,418,139	(139,556)	8,278,583
Accrued interest receivable	238,625	-	238,625
Derivative assets	65	-	65

Liabilities:

Deposits	(910,453)	119	(910,334)
Consolidated Obligations:
Discount Notes	(17,577,416)	3,694	(17,573,722)
Bonds	(53,520,279)	411,828	(53,108,451)
Mandatorily redeemable capital stock	(418,381)	-	(418,381)
Accrued interest payable	(436,981)	-	(436,981)
Derivative liabilities	(427,727)	-	(427,727)

Other:

Commitments to extend credit for Advances	-	830	830
Standby bond purchase agreements	-	1,314	1,314
Note 15—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Commitments to fund additional Advances	$21,321	$254,327
Mandatory Delivery Contracts for mortgage loans	80,623	38,758
Interest-rate forward agreements	64,000	28,000
Outstanding Standby Letters of Credit	1,406,265	1,405,886
Consolidated Obligations – committed to, not settled (par value)	1,491,872	59,343
Standby bond purchase agreements (principal)	243,170	251,550
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was $958.0 billion and $937.5 billion at September 30, 2006 and December 31, 2005, respectively.

Note 16—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank has noted such activity on the face of its financial statements. There were no such loans or borrowings outstanding at September 30, 2006 or 2005. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the nine months ended September 30, 2006 and 2005 (in millions).

	Average Daily Balances
	2006	2005
Loans to Other FHLBanks	$12	$13

Borrowings from Other FHLBanks	1	-
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day when the transfer is traded) that was originally issued by another FHLBank. There were no Consolidated Obligations transferred to the FHLBank during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $47,000, and the net discounts associated with these transactions were (in thousands) $390. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.
Note 17—Transactions with Shareholders
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects the balances with Directors’ Financial Institutions for the items indicated below as of September 30, 2006 and December 31, 2005 (dollars in millions).

	September 30, 2006		December 31, 2005
	Balance	% of Total(1)	Balance	% of Total (1)
Advances	$14,102	31.1%	$11,194	27.9%
Mortgage Purchase Program	57	0.7	61	0.7
Mortgage-backed securities	-	-	-	-
Regulatory Capital Stock	660	17.7	674	17.2
Derivatives	-	-	2	0.1

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (Derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at September 30, 2006 and December 31, 2005 to members holding 10 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
September 30, 2006	Balance	% of Total	Principal	Principal Balance

Charter One Bank, N.A.	$573	15%	$12,973	$-
U. S. Bank, N.A.	518	14	6,417	167

Total	$1,091	29%	$19,390	$167

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2005	Balance	% of Total	Principal	Principal Balance

Charter One Bank, N.A.	$549	14%	$9,876	$-
U. S. Bank, N.A.	496	13	3,621	201

Total	$1,045	27%	$13,497	$201

Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the nine months ended September 30, 2006 or 2005. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $13,820,000 and $14,435,000 as of September 30, 2006 and December 31, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties affecting our forward-looking statements include the following:
▪	the effects of economic and market conditions on demand for Advances and mortgage assets, including changes in economic growth, interest rates, interest rate spreads, interest rate volatility, mortgage originations and prepayment activity;

▪	the demand for Advances resulting from changes in members’ merger and consolidation activity, deposit flows and credit demands;

▪	political events, including legislative, regulatory, judicial or other developments that could affect the FHLBank, our members, counterparties, and/or investors in the FHLBank System’s Consolidated Obligations; in particular, the proposed Capital Rule discussed in the “Primary Business Related Developments and Update on Risk Factors” section could materially affect our future operations and business model;

▪	competitive forces, including those related to other sources of funding available to members, purchases of mortgage loans and issuance of Consolidated Obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	changes in investor demand for Consolidated Obligations and/or in the terms of derivatives;

▪	the timing and volume of market activity;

▪	the ability to successfully manage new products and services;

▪	the volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for member obligations and/or for counterparties to derivatives;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks;

▪	factors, including natural disasters, that could affect the value of investments or collateral we hold as security; and

▪	inflation and deflation.
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
In addition to being a GSE, the FHLBank is a cooperative institution. Our capital is voluntarily provided in the private sector by the institutions approved to access our products and services. All Fifth District federally insured depository institutions and insurance companies that are engaged in residential housing finance and meet standard eligibility requirements are permitted to apply for membership. All members are required to purchase our capital stock as a condition of membership; the minimum amount of stock is based on each member’s amount of total assets. Under the provisions of our Capital Plan, members may also be required to own or purchase additional stock above the minimum required amount when utilizing certain FHLBank products or services. Capital stock is issued, redeemed, repurchased and exchanged only at its stated par value of $100 per share and, according to law, is not publicly traded. The Capital Plan is posted on our Web site (www.fhlbcin.com).
A cooperative ownership structure and the constant par value of stockholders’ capital investment mean that the value of membership is derived from both beneficial terms and characteristics of our products and services and a competitive dividend return on the capital investment. We must achieve a balance in fulfilling these two sources of membership value.
In addition to Mission Asset Activity, we also provide members below-market funding and direct grants through Housing and Community Investment Programs, which include the Affordable Housing Program and other programs. These programs assist members in serving low-income housing markets and community economic development.
We invest in various highly rated debt and mortgage-related securities. These support our mission by providing a source of liquidity, helping to manage market risk exposure and Mission Asset volatility, enhancing earnings, and (through the purchase of mortgage-related securities) supporting the housing market.
Our primary source of funding and liquidity is through participating in the issuance of the FHLBank System’s Consolidated Obligations—debt securities—in the capital markets. A secondary source of funding is our capital. Consolidated Obligations are the joint and several obligations of all 12 District Banks. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, Consolidated Obligations. No FHLBank has ever experienced a credit loss on Advances.
The System’s comparative advantage in funding and financing is due largely to its credit ratings. Maintaining the System’s triple-A ratings on Consolidated Obligations and our FHLBank’s triple-A ratings are vital to fulfilling our mission. Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign the System’s Consolidated Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. In addition, these two rating agencies continue to assign our FHLBank the highest available counterparty and deposit ratings.
Our franchise value is derived primarily from the ability to provide efficient intermediation between the capital markets and our members. The abilities to issue debt securities and execute derivatives transactions daily in the capital markets in various maturities, structures, and principal/notional amounts, and at relatively low spreads to benchmark market interest rates, enable us to offer members a wide range of Mission Asset Activity. These abilities also enable members to access the capital markets through their activities with us in ways they may be unable to do as effectively, or at all, without our services.
Our major source of revenue is interest income earned on Advances, loans under the Mortgage Purchase Program, and investments. Our major items of expense are interest paid on Consolidated Obligations; the requirement to pay 20 percent of annual net earnings to the REFCORP fund; expenses related to providing below-market cost Advances and direct grants and subsidies under the Affordable Housing Program; and employee salaries and benefits. The largest component of our earnings is net interest income, which equals interest income minus interest expense and includes the impact of investing and leveraging capital.

EXECUTIVE OVERVIEW
Financial Condition
We believe our financial condition remained strong and stable in the first nine months of 2006. Average Mission Asset Activity grew slightly in the first nine months of 2006, compared to the same period in 2005 and the full-year 2005. The average principal balance of Mission Asset Activity was $55.81 billion, an increase of 2.0 percent from the full-year 2005 and 1.6 percent from the first nine months of 2005. By contrast, the ending principal balance of Mission Asset Activity grew more substantially, up $5.17 billion (10.4 percent) from year-end 2005 and $1.83 billion (3.4 percent) from September 30, 2005.
Almost all of the increase in the ending balance of Mission Asset Activity occurred from Advance growth. The principal balance of Advances on September 30, 2006 was $45.32 billion, up $5.16 billon (12.8 percent) from year-end 2005 and up $2.06 billion (4.8 percent) from September 30, 2005. The daily volatility of Advances continued to be high. We believe the ability of members to quickly and cost-effectively change how they use Advances is a significant source of value from membership. The Mortgage Purchase Program continued the trend of flat to slightly falling balances in 2006 compared to 2005. Its balances were relatively constant on an average and ending balance basis.
The components of our investment portfolio, mortgage-backed securities and short-term money market securities, each averaged approximately $12 billion of principal in the first nine months of 2006. These amounts were in the same range as in the first nine months and full year of 2005.
Our regulatory capital averaged approximately $4.01 billion in the first nine months of 2006, relatively the same as in the same period and full year of 2005. The regulatory capital-to-assets ratio continued to be well above the 4.00 percent regulatory minimum and at levels adequate for us to manage our operations and market risk profile. It averaged 5.07 percent for the first three quarters of 2006, relatively the same as the ratio in 2005. The FHLBank System continued to have sufficient access to the capital markets, enabling us to fund our assets on favorable terms to effectively manage risk and liquidity and provide members with valued products and services.
We accrued $21.7 million in the first three quarters of 2006 for future use in the Affordable Housing Program, $3.5 million more than in the same period in 2005.
Results of Operations
We believe our operations continued to generate a competitive level of profitability. Net income in the nine months ended September 30, 2006 was $184.3 million, an increase of $27.7 million (17.7 percent) from the same period in 2005. Our primary indicator of profitability, return on average equity (ROE), averaged 6.57 percent for year-to-date 2006. This represented a spread to the 5.14 percent average 3-month London InterBank Offered Rate (LIBOR) of 1.43 percentage points, compared with an ROE of 5.46 percent and an ROE spread to LIBOR of 2.16 percentage points in the first nine months of 2005.
The primary reasons for the increase in earnings and ROE were the environment of continually higher short-term interest rates, which improved the earnings generated from investment of interest-free capital and from our large overnight asset gap, and a reduction in net premium amortization. The major reasons for the narrower ROE spread to 3-month LIBOR were:
▪	the maturity of a substantial amount of low cost Consolidated Bonds relative to book yields on long-term portfolio assets and current market rates on replacement liabilities;

▪	the continued accumulation of new mortgage assets at narrow spreads;

▪	the rising interest rate environment which lowered earnings from our modest amount of short funding;

▪	an increasing composition of short-term/adjustable-rate Advances, which tend to have lower net spreads to funding costs than longer-term fixed-rate Advances; and

▪	a higher ratio of other non-interest expenses to capital.

The results of a higher ROE but narrower ROE spread to 3-month LIBOR were consistent with trends we normally experience when short-term interest rates increase.
In the first three quarters of 2006, we paid stockholders $162.1 million of dividends (including $11.1 million reflected on our income statement as interest expense) as a return on their capital stock investment in our company. This amount equated to a 5.75 percent annualized stock dividend in each quarter, which was 0.61 percentage points above the average 3-month LIBOR, compared with 1.45 percentage points in the first three quarters of 2005 and 1.44 percentage points in all of 2005.
As a result of not distributing all of our earnings as dividends in the first three quarters of 2006, we were able to increase retained earnings by $33.2 million. The amount of retained earnings on September 30, 2006 was $241.0 million. Since year-end 2001 when we began to grow retained earnings substantially, quarterly earnings have been sufficient to enable us to increase retained earnings by $198.1 million while also paying competitive dividend rates. We believe the retained earnings growth has improved membership value by augmenting our future ability to ensure stable, competitive dividend payments and enhancing protection of members’ capital investment against impairment risk.
We believe the ROE in the first three quarters of 2006 continued to represent a competitive return on our members’ capital investment and was consistent with our Board of Directors’ current long-term target for the dividend payable from current earnings of 1.50 percentage points above 3-month LIBOR. The fact that the actual dividend rate paid was below the ROE reflected our Board’s decision to continue to increase retained earnings. This decision includes, among other things, assessment of the competitiveness of the actual dividend rates paid. For the 20th consecutive year, our Board of Directors has continued to authorize a strategy of paying dividends in the form of additional shares of stock. We believe that stock dividends, compared to cash dividends, provides members more flexibility with their FHLBank capital investment within the context of their management of liquidity, market risk exposure, funding requirements, asset concentration, and corporate taxation.
Outlook and Challenges
We believe our cooperative business model is fundamentally stable and will enable us to continue to achieve our mission. However, the ability to maintain this stability and mission achievement will be challenged by the Finance Board’s proposed Capital Rule, which is a major risk factor for our business and our members. We believe that, if implemented, the proposed rule would significantly and unfavorably affect our business model. We discuss the proposed Rule in the following section. Other than the proposed Rule, the ongoing challenges and concerns that were discussed in the “Executive Summary” of our 2005 Annual Report on Form 10-K have not changed. These are summarized below in this section. Neither the discussions of these ongoing challenges and concerns, nor the prospective discussions found in the remainder of this document, has been modified to consider effects on our earnings, liquidity, risk management, or business model if the proposed Capital Rule is implemented.
Advances
Competitive alternatives to Advances and the concentration of Advances among several members present a challenge to manage Advance volatility and present the risk of sharp reductions in Advances. Besides diminishing our ability to fulfill our mission, a significant and sustained decrease in Advances would negatively impact the ability to continue paying competitive dividends over the long term. This could cause us to consider making adjustments to our Capital Plan, Retained Earnings Policy, capital-to-assets ratio, Advance pricing, and form of dividend payments. Changes to our business model resulting from lower Advance activity could unfavorably affect the value of membership to all members. A significant and sustained increase in Advances could also present management challenges in terms of having adequate liquidity and preserving an adequate capital-to-assets ratio.
Mortgage Purchase Program
Because of unfavorable market conditions, the growth of asset purchases and balances in the Mortgage Purchase Program slowed substantially in the last two years. We believe the Program’s ability to continue to serve our members’ needs over the long term will depend on the successful marketing of the Program to members who currently do not actively participate in it and the development of additional products and features. Given current regulatory restrictions on the kinds of residential mortgages we may purchase, we continued to be limited in the overall competitiveness of the Program. In addition, net spreads to funding costs on mortgage assets continued to be narrow, which unfavorably affects earnings and, in some cases, the competitiveness of our loan pricing in the Mortgage Purchase Program.

Earnings and Profitability
We continue to focus on expected and unexpected earnings volatility, the level of profitability, and the adequacy of retained earnings to provide a dividend stabilization reserve. We anticipate that the next several years will present earnings challenges compared to the level of profitability over the last four years. After five years of earnings levels being well above the Board’s long-term dividend payable target, earnings relative to short-term interest rates are expected to be at or below this target in the next several years. The factors identified above and in the “Net Interest Income” section that affected earnings in the first nine months of 2006 will, if they persist, result in a further narrowing of the earnings spread to 3-month LIBOR. In particular, the substantial amount of low-cost unswapped debt scheduled to mature in the next several years will increasingly pressure earnings.
Debt Costs/Ratings
We are focused on the potential effects of external pressures on the primary sources that drive our ability to maintain and enhance value to members’ capital investment, expand Mission Asset Activity, and fulfill our public mission. These sources include competitive and stable debt costs, flexible capital market access to issue debt, and intermediation between the System and our members and the capital markets through Mission Asset Activity. These sources could be threatened by changes in the System’s or our credit ratings, news regarding financial results, changes in the credit ratings of and/or accounting practices at other GSEs including other FHLBanks, and the uncertain effects on our business model from currently-proposed and potential changes in regulations and legislation.
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
We believe the proposed Capital Rule, if adopted as proposed, would have several negative direct effects on our business model.
▪	Based on the September 30, 2006 levels of Mission Asset Activity and excess stock and an assumed $7 billion amount of money market liquidity, we would be required to repurchase an estimated amount of approximately $300 million (approximately 30 percent) of members’ excess capital stock. Among other consequences, this would likely trigger unfavorable tax consequences for the affected members. The actual amount of required repurchase would vary over time inversely with the levels of Mission Asset Activity and money market liquidity. Based on the monthly-average range of Mission Asset Activity levels in 2005 and 2006, the actual repurchase amount would range from zero to approximately $500 million.
▪	Based on the same assumptions as above, we would be required to increase retained earnings by an estimated amount of approximately $100 million, with a range of $75 million to $150 million, over those held at September 30, 2006. The actual amount of the required retained earnings increase would vary positively with the level of non-Advance assets.
▪	We would be required to lower our dividend rate paid to no more than 50 percent of earnings during the retained earnings build up period.
▪	We would be required to pay dividends in cash rather than additional shares of capital stock. This change would eliminate a federal tax advantage to many of our members.
In addition to these unfavorable direct effects, we are strongly concerned that the proposed Rule would have significant unintended consequences that would severely compromise our FHLBank’s business, public policy mission, and safety and soundness. We believe these consequences would undermine the Finance Board’s stated purpose of strengthening safety and soundness and reducing the impairment risk of capital stock. Two of these consequences, which we discussed in our Form

10-Q for the quarter ended June 30, 2006, were the Board of Directors’ decision to suspend two voluntary housing programs and the $87 million of excess stock redemption requests from seven members. In light of the uncertainties related to the proposed Rule, our Board decided to defer action on these member requests. We cannot predict what other stock redemption requests members will submit, and we cannot predict how large such requests would have to be to materially affect our operations. After completion of the Finance Board’s Capital Rule-making process, we will evaluate the final impact on all our programs and services and determine our ability to reestablish the voluntary housing programs.
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
U.S. Treasury Department to Review GSE Debt Issuance Approval Process
As we reported and discussed in our Form 10-Q for the quarter ended June 30, 2006, the U.S. Treasury Department has announced that it will review its process for approving the GSEs’ debt issuance. Since that filing, we have not been made aware of any new material developments concerning this matter and cannot predict what effects, if any, will result from actions taken as a result of the Treasury’s review.
Change in Federal Reserve Bank Policy Statement on Payments System Risk
As we reported in our Form 10-Q’s for the quarters ended March 31 and June 30, 2006, on July 20, 2006, the Federal Reserve Banks changed its policy relating to payment systems. The policy change affected certain cash management routines and related business practices of the FHLBank System and our FHLBank. We worked in conjunction with the other FHLBanks and the Office of Finance (our fiscal agent) to implement a number of adaptive modifications in our operational procedures. To date, the operational procedure modifications have mitigated material impacts on our liquidity and ability to offer the same terms and conditions on some of our Advance programs and other services. We currently believe the long-term effects from this policy change will continue to be minor. However, we are continuing to closely monitor any effects from this policy change.
Affirmation of Credit Ratings
Our comparative advantage in funding and financing is due largely to our credit ratings. In the third quarter of 2006, Moody’s Investors Service (Moody’s) and Standard & Poor’s each affirmed their ratings on the FHLBank System’s Consolidated Obligations and the ratings on our deposits (Moody’s) and counterparty status (Standard & Poor’s). All these ratings continued to be the highest available from these companies. A security rating is not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organizations, and each rating should be evaluated independently of any other rating.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
The primary external factors that affect our Mission Asset Activity and earnings are the general state of the economy and financial institutions, especially in the Fifth District states, trends in the financial condition of our members, and market interest rates. The economy has been expanding moderately for several years, although the growth rate appears to have slowed in the last two quarters. After increasing 4.2 percent in 2004 and 3.5 percent in 2005, real Gross Domestic Product (GDP) grew by 5.6 percent in the first quarter of 2006, by 2.6 percent in the second quarter, and by an advance estimate of 1.6 in the third quarter.
Our Advance demand tends to correlate positively with members’ loan growth and inversely with their deposit growth. Loan growth of Fifth District financial institutions, adjusted for the effect of large out-of-district mergers, was 10.6 percent in 2004, 4.2 percent in 2005, and 2.7 percent in the first six months of 2006 (the latest date data were available). Deposit growth was 3.9 percent in 2004, 3.4 percent in 2005, and 1.0 percent in the first six months of 2006. An imbalance between loan and deposit growth would be expected to affect Advance demand. This was possibly a cause of 2004’s record peak in Advances, while the relatively smaller imbalances in 2005 and the first six months of 2006 may have contributed to the slower Advance growth rates since 2005. This analysis does not reflect the presence of competitive wholesale borrowing alternatives to Mission Asset Activity, such as brokered deposits, repurchase securities, interest rate swaps, covered bond, and other sources of funds.
As a financial institution, trends in market interest rates strongly affect our earnings and strategic management decisions on the tradeoffs in the market risk/return profile. The following table presents key market interest rates for the periods presented (obtained from Bloomberg L.P.).

	Quarter 3 2006		Quarter 2 2006		Quarter 1 2006		Year 2005		Quarter 3 2005
	Average	Ending	Average	Ending	Average	Ending	Average	Ending	Average	Ending
Overnight Federal Funds Target	5.25%	5.25%	4.90%	5.25%	4.43%	4.75%	3.19%	4.25%	3.42%	3.75%

3-month LIBOR	5.43	5.37	5.21	5.48	4.76	5.00	3.56	4.54	3.77	4.07
2-year LIBOR	5.37	5.11	5.43	5.62	5.01	5.28	4.23	4.85	4.32	4.57
5-year LIBOR	5.35	5.07	5.49	5.65	5.03	5.30	4.48	4.88	4.46	4.65
10-year LIBOR	5.45	5.17	5.61	5.73	5.09	5.39	4.73	4.94	4.64	4.79

2-year U.S. Treasury	4.93	4.69	4.98	5.15	4.59	4.82	3.84	4.40	3.94	4.17
5-year U.S. Treasury	4.84	4.58	4.98	5.09	4.53	4.81	4.04	4.35	4.02	4.19
10-year U.S. Treasury	4.89	4.63	5.06	5.14	4.56	4.85	4.28	4.39	4.20	4.33

15-year mortgage current coupon (1)	5.72	5.49	5.82	5.96	5.40	5.67	4.93	5.31	4.89	5.08
30-year mortgage current coupon (1)	6.10	5.87	6.22	6.38	5.81	6.02	5.39	5.76	5.34	5.52

(1) Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.
As shown, the trends since mid 2004 of rising interest rates and flatter market yield curves continued throughout the first three quarters of 2006. On some days in 2006 market yield curves were inverted between certain maturity points. In the third quarter of 2006 over the second quarter, long-term interest rates decreased while short-term rates stabilized.
The trend changes in the level of interest rates and the shape of the market yield curves affected our earnings trends and market risk exposure profile in the following ways:
▪	Earnings increased from the investment of interest-free capital in a higher interest rate environment.

▪	Earnings increased from funding overnight Advances and overnight investments with one-week to one-month liabilities.

▪	Earnings increased from a trend reduction in SFAS 91 net amortization because actual and projected mortgage prepayment speeds slowed in response to higher long-term interest rates.

▪	Earnings decreased from replacing maturing long-term unswapped Consolidated Obligations, which had relatively low coupon rates, with higher rate liabilities.

▪	Earnings decreased from the continuation of narrow spreads between the book yields of new mortgage assets and the cost of new Consolidated Obligations, in part as a consequence of the flat to inverted yield curve.

▪	Earnings decreased from partially funding long-term assets with short-term liabilities that repriced into the higher market interest rates.

▪	We continued to maintain a modest market risk exposure to potential changes in long-term interest rates, in part because the flatter yield curve lowered the opportunity cost of doing so.
These effects are discussed in more detail in the “Net Interest Income” and “Segment Information” sections of “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Introduction: Asset Composition and Trends in Mission Asset Activity
The tables below and on the next page present information on our asset composition for the periods presented. Please reference these tables in the subsequent discussion of the analysis of asset trends.
Asset Composition - Ending Balances (Dollars in millions)

	September 30, 2006		December 31, 2005		September 30, 2005		September 30, 2006
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2005		September 30, 2005
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$45,316	56.7%	$40,157	52.0%	$43,253	57.0%	$5,159	12.8%	$2,063	4.8%
Other items (1)	31	0.1	105	0.2	156	0.2	(74)	(70.5)	(125)	(80.1)

Total book value	45,347	56.8	40,262	52.2	43,409	57.2	5,085	12.6	1,938	4.5

Mortgage loans held for portfolio
Principal	8,297	10.4	8,324	10.8	8,581	11.3	(27)	(0.3)	(284)	(3.3)
Other items	85	0.1	94	0.1	93	0.1	(9)	(9.6)	(8)	(8.6)

Total book value	8,382	10.5	8,418	10.9	8,674	11.4	(36)	(0.4)	(292)	(3.4)

Investments

Mortgage-backed securities
Principal	11,281	14.1	12,240	15.9	11,877	15.7	(959)	(7.8)	(596)	(5.0)
Other items	2	-	7	-	16	-	(5)	(71.4)	(14)	(87.5)

Total book value	11,283	14.1	12,247	15.9	11,893	15.7	(964)	(7.9)	(610)	(5.1)

Short-term money market
Principal	14,504	18.2	15,927	20.6	11,557	15.3	(1,423)	(8.9)	2,947	25.5
Other items	(2)	-	(4)	-	(3)	-	2	50.0	1	33.3

Total book value	14,502	18.2	15,923	20.6	11,554	15.3	(1,421)	(8.9)	2,948	25.5

Other long-term investments	24	-	31	-	31	-	(7)	(22.6)	(7)	(22.6)

Total investments	25,809	32.3	28,201	36.5	23,478	31.0	(2,392)	(8.5)	2,331	9.9

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	79,538	99.6	76,881	99.6	75,561	99.6	2,657	3.5	3,977	5.3

Other assets	355	0.4	299	0.4	287	0.4	56	18.7	68	23.7

Total assets	$79,893	100.0%	$77,180	100.0%	$75,848	100.0%	$2,713	3.5	$4,045	5.3

Other Business Activity (Notional)

Letters of Credit	$1,406		$1,406		$1,374		$-	-	$32	2.3

Mandatory Delivery Contracts	$81		$39		$66		$42	107.7	$15	22.7

Total Mission Asset Activity(2) (Principal and Notional)	$55,100	69.0%	$49,926	64.7%	$53,274	70.2%	$5,174	10.4	$1,826	3.4

(1)	The majority of these balances are SFAS 133-related basis adjustments.
(2)	Includes Advances, mortgage loans held for portfolio, Letters of Credit and Mandatory Delivery Contracts.

Asset Composition - Average Balances (Dollars in millions)

	Nine Months Ended		Year Ended		Nine Months Ended		September 30, 2006
	September 30, 2006		December 31, 2005		September 30, 2005		Change From		Change From
		% of		% of		% of	Year Ended		Nine Months Ended
		Total		Total		Total	December 31, 2005		September 30, 2005
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$45,963	58.2%	$44,840	56.5%	$45,057	56.7%	$1,123	2.5%	$906	2.0%
Other items (1)	24	—	234	0.3	272	0.4	(210)	(89.7)	(248)	(91.2)

Total book value	45,987	58.2	45,074	56.8	45,329	57.1	913	2.0	658	1.5

Mortgage loans held for portfolio
Principal	8,315	10.5	8,347	10.5	8,311	10.5	(32)	(0.4)	4	—
Other items	89	0.1	95	0.1	95	0.1	(6)	(6.3)	(6)	(6.3)

Total book value	8,404	10.6	8,442	10.6	8,406	10.6	(38)	(0.5)	(2)	—

Investments

Mortgage-backed securities
Principal	12,004	15.2	11,906	15.0	11,907	15.0	98	0.8	97	0.8
Other items	2	—	17	—	19	—	(15)	(88.2)	(17)	(89.5)

Total book value	12,006	15.2	11,923	15.0	11,926	15.0	83	0.7	80	0.7

Short-term money market
Principal	12,359	15.6	13,652	17.2	13,481	17.0	(1,293)	(9.5)	(1,122)	(8.3)
Other items	(4)	—	(3)	—	(3)	—	(1)	(33.3)	(1)	(33.3)

Total book value	12,355	15.6	13,649	17.2	13,478	17.0	(1,294)	(9.5)	(1,123)	(8.3)

Other long-term investments	27	—	33	0.1	34	—	(6)	(18.2)	(7)	(20.6)

Total investments	24,388	30.8	25,605	32.3	25,438	32.0	(1,217)	(4.8)	(1,050)	(4.1)

Loans to other FHLBanks	12	—	14	—	13	—	(2)	(14.3)	(1)	(7.7)

Total earning assets	78,791	99.6	79,135	99.7	79,186	99.7	(344)	(0.4)	(395)	(0.5)

Other assets	296	0.4	255	0.3	255	0.3	41	16.1	41	16.1

Total assets	$79,087	100.0%	$79,390	100.0%	$79,441	100.0%	$(303)	(0.4)	$(354)	(0.4)

Other Business Activity (Notional)
Letters of Credit	$1,454		$1,414		$1,419		$40	2.8	$35	2.5

Mandatory Delivery Contracts	$74		$134		$166		$(60)	(44.8)	$(92)	(55.4)

Total Mission Asset Activity (2) (Principal and Notional)	$55,806	70.6%	$54,735	68.9%	$54,953	69.2%	$1,071	2.0	$853	1.6

(1)	The majority of these balances are SFAS 133-related basis adjustments.
(2)	Includes Advances, mortgage loans held for portfolio, Letters of Credit and Mandatory Delivery Contracts.
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of Letters of Credit;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
Although investments do not represent Mission Asset Activity, they are important in helping us fulfill our mission by providing liquidity and enhancing earnings.
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

See the “Executive Overview” for discussion of trends in balance of Mission Asset Activity for the periods presented. The growth in 2006 ending balances of Mission Asset Activity reflected the combination of two factors. First, in the second half of 2005 Advance balances generally declined, due primarily to the actions of several large borrowing members to restructure their liability positions and to merger activity involving two of our larger borrowing (former) members. Second, the 2005 reductions in Advance balances were more than offset in 2006 by Advance growth from our four largest borrowers and from a newer large-asset member. The balances in the Mortgage Purchase Program were relatively stable on both an average and period-end basis.
Credit Services
As presented in the asset composition table above, the average principal balance of Advances outstanding to members for the nine months ended September 30, 2006 was $45,963 million. The ending balance on September 30, 2006 was $45,316 million. In the first nine months of 2006, Advances grew slightly on an average-balance basis and grew more substantially on an ending-balance basis. Advances’ principal balance on September 30, 2006 was $5,159 million (12.8 percent) higher than on year-end 2005 and $2,063 million (4.8 percent) higher than on September 30, 2005. Average and ending balances in the Letters of Credit program were relatively stable with notional principal of approximately $1,400 million.
The table below presents information on Advance balances by major program type for the dates selected.

(Dollars in millions)	September 30, 2006		June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005
	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$10,254	23%	$8,139	18%	$6,836	16%	$6,880	17%	$9,604	22%
LIBOR	23,585	52	23,754	54	22,936	54	19,059	48	18,994	44

Total	33,839	75	31,893	72	29,772	70	25,939	65	28,598	66

Long-Term Fixed Rate(2)
Regular Fixed-Rate	4,446	10	4,582	10	4,533	10	4,901	12	4,737	11
Convertible/Putable Rate	4,712	10	5,166	12	6,088	14	6,794	17	7,275	17
Mortgage-Related	1,920	4	1,981	5	2,035	5	2,088	5	2,152	5

Total	11,078	24	11,729	27	12,656	29	13,783	34	14,164	33

Other Advances	399	1	445	1	409	1	435	1	491	1

Total Advances Principal	45,316	100%	44,067	100%	42,837	100%	40,157	100%	43,253	100%

Other Items	31		(25)		15		105		156

Total Advances Book Value	45,347		$44,042		$42,852		$40,262		$43,409

(1)	As a percentage of total Advances principal. (2) Excludes the effects of related interest rate swaps executed to hedge these Advances.
Over the last several years, the composition of Advances was overwhelmingly comprised of short-term and adjustable-rate products. This occurred even in interest rate environments characterized by a flat yield curve in which there was relatively little difference between coupon rates on these products and longer-term Advances. Most of the short-term/adjustable-rate products are REPO/Cash Management and adjustable-rate LIBOR Advances. These Advances also normally have the most daily fluctuation among the various Advance programs and tend to be utilized disproportionately by our larger borrowers. Some larger members may swap a portion of their LIBOR Advances as an efficient, cost-effective way to secure synthetic longer-term funding within their interest rate risk management strategies. The short-term/adjustable-rate programs also tend to have materially lower spreads to funding costs than other Advance programs due to competitive forces.
The continuing reductions since September 30, 2005 in Convertible Rate Advances reflected mostly the increase in short-term interest rates, which resulted in our exercise of the option to convert the Convertible Rate Advances to new adjustable-rate LIBOR Advances. The reductions secondarily reflected early prepayments by some members and, less importantly, scheduled maturities.

The following tables present for the dates selected the principal balances and related weighted average interest rates for the top five Advance borrowers. They include any known affiliates that are members of the FHLBank.

	September 30, 2006
(Dollars in millions)	Ending	Weighted Average
	Balance	Interest Rate

Charter One Bank, N.A. (1)	$12,973	5.39%
U.S. Bank, N.A.	6,417	5.35
Fifth Third Bank	4,547	5.18
Ohio Savings Bank	4,233	5.20
Keybank, N.A.	1,255	5.27

Total of Top 5	$29,425	5.32

Total Advances (Principal)	$45,316	5.27

Top 5 Percent of Total	65%

	December 31, 2005
(Dollars in millions)	Ending	Weighted Average
	Balance	Interest Rate

Charter One Bank, N.A. (1)	$9,876	4.28%
Ohio Savings Bank	3,878	4.20
U.S. Bank, N.A.	3,621	4.36
Fifth Third Bank	3,045	4.39
National City Bank	2,008	4.62

Total of Top 5	$22,428	4.32

Total Advances (Principal)	$40,157	4.38

Top 5 Percent of Total	56%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is also a director of the FHLBank. Advances made to Charter One Bank were on the same terms and rates available to other members with similar financial conditions.
The five largest borrowers held 65 percent of Advances on September 30, 2006, an increase of nine percent from the end of 2005. The 25 largest borrowers held 82 percent on September 30. The concentration ratio of the 25 largest borrowers has been within a relatively narrow range in recent years. The concentration ratio of the five largest borrowers has been more volatile and showed an increasing trend in 2006.
The weighted average interest rate for the five largest borrowers has increased over the last two years in the environment of rising short-term interest rates and a flatter yield curve, more so than the borrowing rate of all borrowers. This is because the largest borrowers tend to utilize our short-term and adjustable-rate Advance programs to a greater degree. The total weighted average Advance interest rate on September 30, 2006 shown in the table above does not agree to that on the Average Balance Sheet and Yield/Rate table in the “Net Interest Income” section of “Results of Operations.” This is because the rate in the table above excludes the effect of interest rate swaps on net Advance income, excludes the effect of non-principal balances, and is as of a single day instead of a period average.
We believe a high concentration to large Advances borrowers augments the value of membership to all members. It enables us to secure operating volume efficiencies, enhance the amount of capital leverage, increase dividend returns to all members in the context of our mission objectives, and provide competitively priced Advances to all members.
Advance balances exhibit substantial daily and intra-period volatility, in part because of the high concentration of Advances among a relatively small number of members. During the first three quarters of 2006, daily principal balances ranged from $40.2 billion to $49.8 billion. The volatility of balances reflects the ability of members to quickly and efficiently change their usage of Advances without onerous financial cost. This is a significant way we provide membership value. However, the high volatility presents a challenge in efficiently funding Advances, managing the capital position and capital requirements under our Capital Plan, and balancing Advance pricing with generating a competitive return on capital. It also requires us to maintain a sizable money market liquidity portfolio.
On September 30, 2006, 77 percent of our members had outstanding Advances, compared to 76 percent at the end of 2005. This market penetration rate in recent years has consistently fluctuated in the range of 72 to 78 percent. The number of Advances outstanding on September 30, 2006 was 17,286, approximately double the largest number of Advances of any other FHLBank. We have always placed emphasis on serving all of our members by not having a minimum size constraint for most Advance programs.
The ratio of a borrowing member’s Advance balances to its total assets is another indication of our market penetration rate. On September 30, 2006 the simple average usage ratio (not weighted by each member’s total assets) for each member with Advances outstanding was 7.1 percent. The average usage ratio for smaller borrowing members, which we define as having total assets less than $600 million, was 7.0 percent and for all other borrowing members was 7.6 percent. These ratios exclude members that had no borrowings on this date.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
Continuing a trend from the last two years, principal balances for the Mortgage Purchase Program in the first nine months of 2006 were flat to nominally falling. The average principal balance for this period was $8,315 million, essentially the same for the full year 2005 and the first nine months of 2005. The balance on September 30, 2006 was $8,297 million, a decrease of $27 million from year-end 2005 and $284 million from September 30, 2005. The following factors accounted for these results:
▪	Coupon rates on fixed-rate mortgages have trended upward during the last two years, reducing the amount of originations of these mortgages.

▪	Mortgage loan refinancing activity was sharply slower in 2005 and 2006 compared to that experienced in 2002 through the first half of 2004.

▪	Originations of non-fixed rate mortgages, interest-only loans and balloon mortgages (all of which we are not permitted to purchase per Finance Board Regulations) rose substantially as a percentage of total originations, although the percentage has declined recently from its high level.

▪	The provisions of our Capital Plan limit the total dollar amount of Mission Asset Activity each member is permitted to engage in without being required to purchase additional capital stock. This limit is intended to restrain the member concentration of Mission Assets and also to restrain the member concentration of usage of our Capital Plan’s feature of cooperative excess capital stock (see the “Capital Resources” section).
We believe the Program’s recent trend of a slower growth rate is consistent with our cooperative business model and Capital Plan, with a prudent expansion of the Program from a market risk perspective, and with maintaining our triple-A counterparty and deposit ratings. Our current focus is recruiting greater member participation, increasing the number of regular sellers, and continuing to establish the Program as a valued service to a broad base of our members. As of September 30, we had approved 121 members to sell us mortgage loans.

The following table presents for September 30, 2006 the composition of unpaid principal balances and Mandatory Delivery Contracts according to their mortgage note rates and original final maturities.
(Dollars in millions)

	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

> 4.00 – 5.00 Percent	$1	$1	$363	$365	$1	$366
> 5.00 – 5.50 Percent	237	129	733	1,099	134	1,233
> 5.50 – 6.00 Percent	2,711	169	288	3,168	679	3,847
> 6.00 – 6.50 Percent	1,391	38	51	1,480	638	2,118
> 6.50 Percent	604	7	21	632	182	814

Total Unpaid Principal	$4,944	$344	$1,456	$6,744	$1,634	$8,378

Percent of Total	59.0%	4.1%	17.4%	80.5%	19.5%	100.0%

Weighted Average
Mortgage Note Rate	5.94%	5.60%	5.23%	5.77%	5.93%	5.80%

Weighted Average
Loan Age (in months)	23	33	35	26	37	28
The composition of Mortgage Purchase Program loans has been relatively stable in the last two years. All but $38.1 million of FHA loans had 30-year final maturities. Therefore, approximately 78 percent of Mortgage Purchase Program loans had 30-year final maturities. This concentration in 30-year final maturities reflects preferences of consumers for those types of mortgage loans. In response, we focus on diversifying market risk exposure by purchasing early-tranche collateralized mortgage obligations and 15-year pass-through mortgage-backed securities for our investment portfolio.
As shown in the following table, the amount of unpaid principal balances supplied by members supplying 10 percent or more of the total was essentially unchanged between the end of 2005 and September 30, 2006.

	September 30, 2006		December 31, 2005
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$4,643	56%	$4,530	54%
Union Savings Bank	2,125	26	2,207	27

Total	$6,768	82%	$6,737	81%

We expect the Program’s volumes will continue to be concentrated among a small number of members. As with Advances, having a substantial amount of loans from larger members enables us to secure operating volume efficiencies and obtain sufficient profitability from the Program. This ultimately benefits our smaller members for whom the Program is primarily intended. Historically, these members often have lacked access to a price-competitive secondary market in which they can sell their mortgage loans on favorable terms.
Indicative initial net spreads to market-risk adjusted funding costs on new Mandatory Delivery Contracts continued to be narrow, on an historical comparison, in the first nine months of 2006. Spreads on loans in the Mortgage Purchase Program tend to be the most volatile of any of our assets, which increases the importance of managing the Program’s market risk profile. They also tend to be, on average, the most profitable asset we purchase.
Investments
Short-term money market instruments consist of the following accounts reflected on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. Daily balances of short-term money market investments fluctuate due to changes in the amount of Mission Asset Activity, actual and anticipated Mission Asset volatility, opportunistic debt issuance, and net spreads. Daily and average balances tend to fluctuate within the range of $10 billion to $15 billion, and this was so in the first nine months of 2006. Money market investments tend to have the lowest net spreads of any our asset classes, typically ranging from 3 to 15 basis points.

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
Mortgage-backed securities comprise most of the held-to-maturity securities and all trading securities on the Statements of Condition. We currently invest in the mortgage-backed securities of GSEs and government agencies and in a small amount of residential mortgage securities with private-label institutions, the latter of which carry increased subordination. On their trade dates and thereafter, all of these securities were rated Aaa by Moody’s and/or AAA by Standard & Poor’s.
In the first nine months of 2006, we continued to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital permitted by Finance Board Regulation. In May and June, the multiple was slightly greater than three due to large repurchases of SFAS 150 excess stock in April 2006 (see “Capital Resources – Capital Position” below). As principal paydowns occurred and as we refrained from purchasing new mortgage-backed securities, the multiple returned to below 3.00 by the end of July. On September 30, the multiple was 2.86.
The following table presents for the dates selected the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer.

(In millions)	September 30, 2006	December 31, 2005

Security Type
Collateralized mortgage obligations	$5,914	$6,459
Pass-throughs (1)	5,367	5,781

Total	$11,281	$12,240

Collateral Type
15-year collateral	$7,173	$7,899
30-year collateral	4,108	4,341

Total	$11,281	$12,240

Issuer
GSE residential mortgage-backed securities	$10,813	$11,708
Agency residential mortgage-backed securities	36	52
Private-label residential mortgage-backed securities	432	480

Total	$11,281	$12,240

(1)	$5 million and $6 million of the pass-throughs were 30-year adjustable-rate mortgages on September 30, 2006 and year-end 2005, respectively. All others were 15-year fixed-rate pass-throughs.
Decisions on the allocation of mortgage-backed securities among security types and collateral types are based on our assessment of relative risk/return differences and the desirability for portfolio diversification. As of September 30, 2006, the entire mortgage-backed securities portfolio, except for $7.3 million of principal, consisted of fixed-rate mortgages. These are not subject to periodic or lifetime caps or changes in structure from fixed-rate to adjustable-rate terms, as in hybrid adjustable-rate mortgages. Over the past ten years, we have not invested in adjustable-rate mortgages, asset-backed securities, mortgages backed by home equity loans, or manufactured housing loans. We believe they historically have tended to provide a less favorable risk/return tradeoff. We also historically have not invested heavily in private-label securities due to our judgment that the additional yield generally has not been sufficient to compensate us for the additional credit risk exposure and prepayment volatility. On September 30, we held $432 million in principal value of the private-label securities, which was 3.8 percent of total mortgage-backed security principal.
Separately from the mortgage-backed securities portfolio, we have invested in a small amount of AAA-rated taxable municipal bonds issued by state housing finance agencies, which totaled $23.9 million of book value on September 30, 2006.

Consolidated Obligations
The table below presents for the periods selected the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended		Nine Months Ended
(In millions)	September 30, 2006		December 31, 2005		September 30, 2005
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$19,182	$18,761	$17,634	$21,778	$17,504	$22,294
Discount	(56)	(47)	(56)	(49)	(52)	(48)

Total Consolidated Discount Notes	19,126	18,714	17,578	21,729	17,452	22,246

Consolidated Bonds:
Unswapped fixed-rate	25,669	26,399	26,728	25,712	26,123	25,499
Unswapped adjustable-rate	2,726	2,774	2,770	2,507	3,015	2,413
Swapped fixed-rate	26,930	25,622	24,368	23,581	23,506	23,398

Total Par Consolidated Bonds	55,325	54,795	53,866	51,800	52,644	51,310

Other items (1)	(235)	(370)	(346)	(269)	(324)	(238)

Total Consolidated Bonds	55,090	54,425	53,520	51,531	52,320	51,072

Total Consolidated Obligations (2)	$74,216	$73,139	$71,098	$73,260	$69,772	$73,318

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.
(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $958,023 and $937,460 at September 30, 2006 and December 31, 2005, respectively.
Consolidated Discount Notes are issued primarily to finance and fund short-term Advances, Convertible Rate and Putable Rate Advances and short-term money market investments. Secondarily, we use them to finance and fund a portion of adjustable-rate Advances and a portion of long-term assets as part of our management of the market risk/return profile. Swapped fixed-rate Bonds and unswapped adjustable-rate Bonds are issued to create adjustable-rate sub-LIBOR funding. We use the synthetic LIBOR funding primarily to finance LIBOR-indexed adjustable-rate Advances.
Par balances of Discount Notes and swapped fixed-rate Bonds can fluctuate significantly based on volatility in the need for these funding sources and relative changes in their cost levels. For the periods presented, the falling average balances for Discount Note balances and rising average balances for swapped Bonds reflected relatively more attractive cost levels for swapped fixed-rate Bonds. The growth in swapped Bonds also reflected greater funding needs related to the growth in LIBOR Advances as indicated in the “Credit Services” section. However, during the third quarter of 2006, the cost of Discount Notes improved relative to that of swapped Bonds. This resulted in a trend toward a higher balance of Discount Notes, reflected by a larger ending balance than average balance in the third quarter.
We use unswapped fixed-rate Bonds to finance and fund long-term unswapped fixed-rate assets and to hedge their market risk. Their modest increase in average balances for the periods presented reflected the nominal growth in purchases of new mortgage assets and the nominal issuance amount of new long-term fixed-rate Advances.
In the nine months ended September 30, 2006, we settled $12.1 billion of Consolidated Bonds and $10.6 billion matured or were called. All of our Bonds issued and outstanding in the first nine months of 2006, as well as the previous three years, had “plain-vanilla” interest terms; none of them were step-up, inverse floating rate, convertible, range, or zero coupon Bonds.

The following table shows the allocation on September 30, 2006 of unswapped fixed-rate Consolidated Bonds according to their final remaining maturity and next call date (for callable Bonds). This allocation did not change materially during 2006 from year-end 2005.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

Due in 1 year or less	$1,029	$3,452	$5	$4,486	$8,995
Due after 1 year through 2 years	1,615	3,853	5	5,473	88
Due after 2 years through 3 years	1,015	1,995	5	3,015	-
Due after 3 years through 4 years	1,089	2,894	5	3,988	25
Due after 4 years through 5 years	778	1,122	6	1,906	-
Thereafter	3,582	2,928	291	6,801	-

Total	$9,108	$16,244	$317	$25,669	$9,108

These Bonds are distributed relatively smoothly throughout the maturity spectrum. Twenty-six percent ($6,801 million) have final remaining maturities greater than five years. This amount of long-term Bonds enables us to hedge the extension risk of long-term mortgage assets. Thirty-five percent ($9,108 million) have call options enabling us, in favorable interest rate environments, to retire the Bonds and, if appropriate for balance sheet management, replace them with lower cost debt. The call options help us manage the prepayment volatility of mortgage assets. Ninety-nine percent of the callable Bonds have next call dates within 12 months, and 97 percent of them were callable daily after an initial lockout period. Daily call options provide us with ample flexibility to manage our market risk exposure.
A small portion of Bonds, called amortizing prepayment-linked securities (APLS), have a stated final maturity and principal paydowns/prepayments referenced from scheduled paydowns and prepayments of selected mortgage-backed securities. APLS can benefit our management of extension and contraction risk associated with mortgage assets. When combined with non-callable and callable Bonds, APLS can at times provide a more favorable cost/benefit result in terms of closer matching of cash flows, durations, and market value sensitivities in different interest rate environments on a cost-adjusted basis than would exist if they were not used. In the table above, APLS are listed according to their scheduled amortization of principal, assuming no prepayments of the reference securities.
Finance Board Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Consolidated Obligations. The following table shows our compliance with this requirement on the dates selected.

(In millions)	September 30, 2006	December 31, 2005

Total Par Value Eligible Assets	$79,426	$76,684
Total Par Value Consolidated Obligations	(74,507)	(71,501)

Excess Eligible Assets	$4,919	$5,183

From time to time, an FHLBank may voluntarily transfer Obligations to another FHLBank. There are no formal arrangements governing the transfer of Obligations between the FHLBanks. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day the transfer is traded) that was originally issued by another FHLBank. During the first three quarters of 2006, we did not acquire any Obligations from another FHLBank. We have never transferred any of our Obligations to another FHLBank.
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

The table below shows ending and average balances of our various deposit programs for the dates indicated.

	Nine Months Ended			Year Ended			Nine Months Ended
(Dollars in millions)	September 30, 2006			December 31, 2005			September 30, 2005
	Ending Balance		Average	Ending Balance		Average	Ending Balance		Average
	Amount	Percent	Balance	Amount	Percent	Balance	Amount	Percent	Balance

Term Deposits	$61	7.8%	$86	$60	6.6%	$149	$81	8.5%	$164
Overnight Deposits	372	47.2	468	445	48.9	445	396	41.6	421
Demand Deposits	343	43.5	329	391	43.0	388	458	48.2	398
Other Deposits	12	1.5	13	14	1.5	16	16	1.7	16

Total Deposits	$788	100.0%	$896	$910	100.0%	$998	$951	100.0%	$999

Derivatives Hedging Activity
Use of derivatives to mitigate market risk is discussed in the “Use of Derivatives in Risk Management” section.
Liquidity and Contractual Obligations
Sources and uses of liquidity, liquidity risk management, and contractual obligations outstanding are discussed in the “Liquidity Risk and Contractual Obligations” section.
Capital Resources
Capital Position
Under our Capital Plan, we do not issue shares of capital stock except as required for an institution to become a member, maintain membership, or capitalize certain additional Mission Asset Activity and other assets; to pay stock dividends; and to pay interest on mandatorily redeemable capital stock. Our capital stock is a permanent source of capital under the GLB Act and our Capital Plan. We believe the availability of all of our regulatory capital stock to absorb potential financial losses is an important component of our safety and soundness.
The FHLBank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), beginning January 1, 2004. Under SFAS 150, a member’s FHLBank capital stock meets the definition of mandatorily redeemable capital stock when a member submits a written redemption request or withdrawal notice for its capital stock, or when a member attains nonmember status by merger or acquisition, charter termination or involuntary termination of membership. GAAP capital excludes SFAS 150 capital stock, while regulatory capital stock includes it. SFAS 150 capital stock is classified as a liability on our statement of condition and dividend payments are accounted for as interest expense. The classification of some capital stock as SFAS 150 capital stock has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Consolidated Obligations. Such stock is fully available to absorb losses until the stock is redeemed or repurchased.

The following tables present our GAAP and regulatory capital and capital-to-assets ratios for the periods selected.
       GAAP and Regulatory Capital

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2006		December 31, 2005		September 30, 2005
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,585	$3,512	$3,504	$3,595	$3,457	$3,643
SFAS 150-Related Stock	136	257	418	257	410	204

Regulatory Capital Stock	3,721	3,769	3,922	3,852	3,867	3,847
Retained Earnings	241	242	208	201	195	195

Regulatory Capital	$3,962	$4,011	$4,130	$4,053	$4,062	$4,042

GAAP and Regulatory Capital-to-Assets Ratios

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2006		December 31, 2005		September 30, 2005
	GAAP	Regulatory	GAAP	Regulatory	GAAP	Regulatory
Average	4.74%	5.07%	4.78%	5.11%	4.83%	5.09%
Period End	4.78	4.96	4.81	5.35	4.81	5.36
Our Financial Management Policy and Finance Board Regulations require us to maintain at least a 4.00 percent regulatory capital-to-assets ratio. As shown in the second table, we continued to comply with this capital leverage requirement. The increase in SFAS 150-related capital stock in 2005 (inferred from the difference between the period-end balance and average balance of SFAS 150-related capital stock for the first nine months of 2005) occurred because two large former members merged into non-Fifth District financial institutions during the second quarter of 2005. The decrease in SFAS 150-related capital stock in 2006 occurred in April when we repurchased $379 million of SFAS 150 excess capital stock held by nonmembers. This repurchase was partially offset by redemption requests in the second quarter totaling $87 million.
The following table presents changes in our regulatory capital stock balances between December 31, 2005 and September 30, 2006. The $201 million net reduction in regulatory stock was comprised of $381 million of stock repurchased, partially offset by $180 million of new stock issuances primarily for stock dividends.

(In millions)

Regulatory stock balance at December 31, 2005	$3,922

Stock purchases:
Membership stock	15
Activity stock	3
Stock dividends	162
Stock repurchases:
Excess stock redemption requests	(1)
Other stock repurchases	(380)

Regulatory stock balance at September 30, 2006	$3,721

Under the terms of our Capital Plan, each member is generally permitted to capitalize additional Mission Asset Activity with its own excess capital stock or, if that is exhausted, with available cooperative excess capital stock owned by other members. The following table presents for the dates selected the amount of available cooperative excess stock, the amount of capital stock utilized cooperatively by members to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with the cooperative capital stock.

(In millions)	September 30, 2006	December 31, 2005

Available cooperative excess capital stock	$664	$806

Cooperative utilization of capital stock	$240	$281

Mission Asset Activity capitalized with cooperative capital stock	$6,008	$7,035

The $142 million reduction in available cooperative excess capital stock was the net result of Advance growth and $87 million of excess stock redemption requests (both of which reduce this component of stock) and dividend payments (which increase this component). Most of the Advance growth was capitalized from the excess capital stock owned by the members borrowing the additional Advances, which reduces the available cooperative amount and has no effect on the cooperative utilization amount of capital stock. The $41 million reduction in the amount of stock being cooperatively utilized resulted from dividend payments, which decrease members’ reliance on cooperative utilization.
Ownership of our capital stock is stratified across various institution types, as shown in the following table.

(In millions)	Commercial	Thrifts and	Credit	Insurance
	Banks	Savings Banks	Unions	Companies	Other (1)	Total

September 30, 2006	$2,904	$667	$80	$21	$49	$3,721
December 31, 2005	2,763	645	76	20	418	3,922

(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This stock is considered SFAS 150 capital stock.
The following tables list member institutions holding five percent or more of outstanding capital stock on the dates selected. The amounts include capital stock held by any known affiliates that are members of the FHLBank.
(Dollars in millions)
September 30, 2006

	Capital	Percent of Total
Name	Stock	Capital Stock

Charter One Bank, N.A. (1)	$573	15.4%
U.S. Bank, N.A.	518	13.9
Fifth Third Bank	367	9.9
Ohio Savings Bank	211	5.7

Total	$1,669	44.9%

(Dollars in millions)
December 31, 2005

	Capital	Percent of Total
Name	Stock	Capital Stock

Charter One Bank, N.A.(1)	$549	14.0%
U.S. Bank, N.A.	496	12.6
Fifth Third Bank	351	9.0
Ohio Savings Bank	202	5.1

Total	$1,598	40.7%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, is a director of the FHLBank.
These stockholders were also the top four Advance users. The concentration of capital stock was substantially less than the 62 percent concentration from the top four Advance borrowers. On September 30, 2006, the top 25 stockholders owned 75 percent of our regulatory capital stock and held approximately 82 percent of Advances.

In March 2006, the Finance Board published for comment a proposed Capital Rule that could significantly affect our management of capital and our Capital Plan. See “Primary Business Related Developments and Update on Risk Factors.”
Retained Earnings
On September 30, 2006, stockholders’ capital stock investment in our company was supported by $241 million of retained earnings. This represented 6.5 percent of regulatory capital stock and 0.30 percent of total assets. Retained earnings have increased significantly in the last five years, both in dollar amount and as a percentage of assets and capital stock. After increasing $165 million from the end of 2001 through the end of 2005, retained earnings increased $33 million in the first nine months of 2006. The current level of retained earnings exceeds the target level in our Retained Earnings Policy by $81 million and exceeds the high-end of the Policy’s range by $26 million.
Membership Trends
On September 30, 2006, we had 739 member stockholders. During the first three quarters of 2006, thirteen new members became stockholders, while sixteen were lost due to mergers, producing a net loss of three member stockholders. Of the sixteen membership losses, thirteen were merged with other Fifth District members and three merged with institutions outside of the Fifth District. There was a modest fluctuation in Mission Asset Activity and a negligible effect on earnings from these membership changes. These modest fluctuations in membership, and the resulting impacts on Mission Asset Activity, are a normal part of our business operations. A more pronounced effect on Mission Asset Activity and earnings could result from the loss of one or more of our largest users.
The following table shows the number of member stockholders according to charter type for the periods presented.

	September 30, 2006	December 31, 2005

Commercial Banks	499	503
Thrifts and Savings Banks	139	141
Credit Unions	97	94
Insurance Companies	4	4

Total Member Stockholders	739	742

As of September 30, 2006, 89 percent of all eligible commercial banks, 99 percent of all eligible thrifts and savings banks, and 49 percent of eligible credit unions with assets above $25 million were member stockholders. We will continue to recruit those non-member financial institutions that satisfy FHLBank eligibility requirements in an effort to expand our membership base. The composition of membership by state was Ohio with 313, Kentucky with 231, and Tennessee with 195.
The table below provides a summary of member stockholders by asset size for the dates selected.

Member Asset Size (1)	September 30, 2006	December 31, 2005

Up to $100 million	287	288
> $100 up to $500 million	358	366
> $500 million up to $1 billion	50	45
> $1 billion	44	43

Total Member Stockholders	739	742

(1)	The membership numbers on September 30, 2006 reflect members’ assets as of June 30, 2006, except for insurance companies whose assets are as of December 31, 2005.

RESULTS OF OPERATIONS
Summary of Earnings and Profitability
The following table summarizes the FHLBank’s profitability performance and dividend rates paid for the periods selected.

	Three Months		Nine Months		Year Ended
	Ended September 30,		Ended September 30,		December 31,
(Dollars in millions)	2006	2005	2006	2005	2005

Net income	$63	$56	$184	$157	$220
Return on average equity	6.60%	6.13%	6.57%	5.46%	5.79%
Return on average assets	0.32	0.29	0.31	0.26	0.28
Weighted average dividend rate	5.75	4.88	5.75	4.75	5.00
Average 3-month LIBOR	5.43	3.77	5.14	3.30	3.56
Net income for the nine months ended September 30, 2006 (i.e., year-to-date 2006) was $184 million, up almost $28 million (18 percent) from the same period in 2005. The Return on Equity (ROE) for year-to-date 2006 was 1.11 percentage points higher than the same period in 2005 and 0.78 percentage points higher than the full year 2005. The ROE for year-to-date 2006 equated to a spread of 1.43 percentage points over the 5.14 percent average 3-month LIBOR, compared with a spread of 2.16 percentage points in the first nine months of 2005 and 2.23 percentage points in all of 2005.
These profitability metrics in the three months ended September 30, 2006, compared to the third quarter of 2005, indicated similar trends as the year-to-date analysis. Net income and the ROE increased, while the ROE spread to 3-month LIBOR decreased.
The 2006 results for profitability performance were consistent with trends we normally experience when short-term interest rates increase. There is a tradeoff between the level of ROE and the volatility of earnings relative to short-term interest rates. ROE tends to correlate positively with movements in short-term interest rates, but the spread between ROE and short-term rates tends to correlate inversely. Because of the requirement to earn a competitive return on shareholders’ capital investment, we must sacrifice some of the desired constancy in this ROE spread. We address the tradeoff between the level of ROE and the degree of its correlation with interest rates by managing three factors:
▪	the amount of short funding, in which our asset cash flows tend to have longer reinvestment maturities than our liabilities, three measures of which are the duration of equity, the market value of equity sensitivity, and the “long-term gap”;

▪	the investment of capital in a ladder of shorter- and longer-term assets; and

▪	the degree of hedging the duration and prepayment optionality of mortgage assets.
In each of the first three quarters of 2006, we paid stockholders an annualized dividend rate of 5.75 percent. This represented an increase of 1.00 percentage points compared to the first three quarters of 2005 and an increase of 0.75 percentage points compared to all of 2005. The year-to-date 2006 dividend rate spread to 3-month LIBOR was 0.61 percentage points, compared with a spread of 1.45 percentage points in the first three quarters of 2005 and 1.44 percentage points in all of 2005.
Because we paid a lower dividend rate than the ROE, retained earnings grew $33 million in the first nine months of 2006. The existence of retained earnings that we invest and on which we do not pay dividends makes the dividend rate payable to stockholders from current earnings higher than the ROE. Based on the 2006 year-to-date $242 million of average retained earnings, $3,512 million of average GAAP capital stock and $184 million of total net income, the difference between the dividend rate payable and the ROE is currently 0.45 percentage points.

The following table is a summary income statement for the periods selected. Each ROE percentage is computed as the income or expense for the category divided by the average amount of equity for the respective period. The amounts used to calculate ROE are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce results nominally different from those presented here.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2006		2005		2006		2005
	Amount	ROE	Amount	ROE	Amount	ROE	Amount	ROE

Net interest income	$96	7.38%	$88	7.06%	$283	7.39%	$245	6.26%

Net gain (loss) on derivatives and hedging activities	–	(0.04)	(2)	(0.18)	1	0.02	(3)	(0.07)
Other non-interest income	1	0.10	1	0.08	3	0.09	3	0.08

Total non-interest income	1	0.06	(1)	(0.10)	4	0.11	–	0.01

Total revenue	97	7.44	87	6.96	287	7.50	245	6.27

Total other expense	(11)	(0.84)	(10)	(0.83)	(35)	(0.93)	(31)	(0.81)
Assessments	(23)	(a )	(21)	(a )	(68)	(a )	(57)	(a )

Net income	$63	6.60%	$56	6.13%	$184	6.57%	$157	5.46%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Almost all of the increase in the level of profitability in the first nine months and third quarter of 2006, compared with the equivalent periods in 2005, occurred from higher net interest income. The factors that affected net interest income are discussed in the next section.

Net Interest Income
Average Balance Sheet and Yield/Rates
The following are standard yield/rate tables for the periods selected. Income, expense, and computed rates, spreads and the margin all include the impact of interest rate swaps, which are allocated to each asset and liability category according to their hedging relationship. Book balances include principal/par value, unamortized premiums and discounts, basis adjustments created by the application of SFAS 133, and other minor adjustments.
In general, the average rate of each asset and liability category increased in 2006 over the same period in 2005 because market interest rates increased on a trend basis throughout 2005 and 2006. Short-term market rates increased substantially. The higher interest rate environment increased the average rates of most categories, especially those with short-term maturities and adjustable-rate features.

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$47,164	$626	5.27%	$44,585	$402	3.58%
Mortgage loans held for portfolio (2)	8,400	108	5.08	8,687	114	5.19
Federal funds sold and securities purchased under resale agreements	6,465	87	5.32	7,010	62	3.52
Other short-term investments (3)	1,048	14	5.41	1,126	10	3.47
Interest-bearing deposits in banks	3,718	51	5.40	3,576	31	3.45
Mortgage-backed securities	11,580	134	4.58	11,949	134	4.43
Other long-term investments	25	-	5.75	32	-	5.57
Loans to other FHLBanks	5	-	5.35	13	-	3.39

Total earning assets	78,405	1,020	5.16	76,978	753	3.88

Allowance for credit losses on mortgage loans	-			-
Other assets	303			269

Total assets	$78,708			$77,247

Liabilities and Capital
Term deposits	$88	1	5.17	$121	1	3.34
Other interest-bearing deposits	789	10	4.99	805	6	3.11
Short-term borrowings	18,718	247	5.22	19,915	168	3.35
Unswapped fixed-rate Consolidated Bonds	25,934	283	4.33	26,114	267	4.05
Unswapped adjustable-rate Consolidated Bonds	2,337	31	5.26	3,020	26	3.40
Swapped Consolidated Bonds	25,909	350	5.36	22,167	192	3.44
Mandatorily redeemable capital stock	136	2	5.75	405	5	4.87
Other borrowings	8	-	5.39	-	-	-

Total interest-bearing liabilities	73,919	924	4.96	72,547	665	3.64

Non interest-bearing deposits	-			-
Other liabilities	1,010			1,089
Total capital	3,779			3,611

Total liabilities and capital	$78,708			$77,247

Net interest rate spread			0.20%			0.24%

Net interest income and net interest margin		$96	0.49%		$88	0.45%

Average interest-earnings assets to interest-bearing liabilities			106.07%			106.11%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.
(3)	The investment securities classified as available-for-sale are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$45,987	$1,690	4.91%	$45,329	$1,073	3.16%
Mortgage loans held for portfolio (2)	8,404	322	5.13	8,406	314	5.00
Federal funds sold and securities purchased under resale agreements	6,921	254	4.91	7,448	168	3.00
Other short-term investments (3)	1,156	43	4.95	1,352	30	2.99
Interest-bearing deposits in banks	4,278	158	4.94	4,678	103	2.94
Mortgage-backed securities	12,006	416	4.63	11,926	400	4.48
Other long-term investments	27	1	5.77	34	1	5.58
Loans to other FHLBanks	12	-	4.79	13	-	2.95

Total earning assets	78,791	2,884	4.89	79,186	2,089	3.53

Allowance for credit losses on mortgage loans	-			-
Other assets	296			255

Total assets	$79,087			$79,441

Liabilities and Capital
Term deposits	$86	3	4.75	$164	4	2.89
Other interest-bearing deposits	810	28	4.60	835	16	2.61
Short-term borrowings	18,714	672	4.80	22,246	478	2.87
Unswapped fixed-rate Consolidated Bonds	26,382	851	4.31	25,496	774	4.06
Unswapped adjustable-rate Consolidated Bonds	2,774	100	4.84	2,413	55	3.03
Swapped Consolidated Bonds	25,269	936	4.95	23,163	510	2.94
Mandatorily redeemable capital stock	257	11	5.77	205	7	4.82
Other borrowings	4	-	5.26	-	-	3.61

Total interest-bearing liabilities	74,296	2,601	4.68	74,522	1,844	3.31

Non interest-bearing deposits	-			-
Other liabilities	1,041			1,085
Total capital	3,750			3,834

Total liabilities and capital	$79,087			$79,441

Net interest rate spread			0.21%			0.22%

Net interest income and net interest margin		$283	0.48%		$245	0.41%

Average interest-earnings assets to interest-bearing liabilities			106.05%			106.26%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.
(3)	The investment securities classified as available-for-sale are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
Components of Net Interest Income
Net interest income is the major component of earnings. The market variable that most affects net interest income is changes in interest rates. We emphasize managing the level and volatility of net interest income at the level of the entire balance sheet, considering the relationships among assets and liabilities, within our management of the tradeoff between market risk and return. Our analysis of earnings trends generally focuses on the various market and business elements that affect net interest income, not necessarily individual balance sheet or income statement accounts.
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
▪	Earnings from investment of interest-free capital. We invest interest-free capital in interest-earning assets to generate earnings. As asset yields change from movements in market interest rates, earnings from investing interest-free funds move in the same direction. Earnings from capital investment can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2006		2005		2006		2005
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$48	0.24%	$50	0.25%	$145	0.25%	$153	0.26%
Net (amortization)/accretion (1) (2)	(8)	(0.04)	(3)	(0.01)	(21)	(0.04)	(23)	(0.04)
Prepayment fees on Advances, net (2)	—	—	—	—	2	—	—	—

Total net interest rate spread (3)	40	0.20	47	0.24	126	0.21	130	0.22
Earnings from investment of interest-free capital	56	0.29	41	0.21	157	0.27	115	0.19

Total net interest income/net interest margin	$96	0.49%	$88	0.45%	$283	0.48%	$245	0.41%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.
(2)	These components of net interest rate spread have been segregated here to display their relative impact.
(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
As indicated, most of the increase in net interest income in both periods of 2006 compared to the equivalent periods in 2005 came from gains in the earnings from investment of interest-free capital. The continuing increases in short-term interest rates improved this source of earnings, because we tend to invest a majority of capital in short-term and/or adjustable-rate assets in order to control our market risk exposure. Average short-term interest rates rose almost 200 basis points in the first nine months of 2006 from the same period in 2005. For the 2005 periods shown, earnings from capital investment represented 47 percent of total net interest income, while for the 2006 periods it represented 58 percent for the three months ended September 30 and 55 percent for the nine months ended September 30.
Factors Affecting the Total Net Interest Rate Spread for the Nine Months Ended September 30
Although the total net interest rates spread fell modestly ($4 million, or one basis point), it was affected favorably and unfavorably by several material factors. These are discussed below in descending order of estimated earnings impact. Because our profitability tends to be relatively low relative to short-term market interest rates due to our cooperative business model and conservative risk profile, we closely manage the factors that cause earnings volatility.
▪	Higher Short-Term Interest Rates. Higher short-term interest rates had two independent effects on the net interest rate spread:
1.	Short funding—Unfavorable: Because we tend to carry a modest amount of short funding, earnings decreased as short-term interest rates rose. Three indications of the effect of short funding—the long-term gap, the sensitivity of the market value of equity, and the duration of equity—are discussed below in this section and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

2.	Overnight asset gap—Favorable: In the last several years, we have consistently carried a large positive overnight asset gap. A positive overnight asset gap means, in our case, that there is a large amount of overnight maturity Federal funds and overnight-maturity REPO Advances funded with non-overnight maturity funding sources. As short-term interest rates increased, this asset gap raised earnings.

▪	Maturity of low cost debt. Unfavorable: In 2005 and the first nine months of 2006, we retired $8.7 billion of unswapped fixed-rate Consolidated Bonds, having a weighted average coupon of 3.58 percent. Many of these had been issued in 2001-2003 to fund and hedge mortgage assets purchased during this period’s historically low interest rates and steep market yield curves. The Bonds funding mortgage-assets tended to have average book costs well below the average book cost of all such outstanding Bonds, significantly below the book yields of the mortgage assets they funded, and significantly below current market interest rates, which have trended upward in the last several years. This factor will increasingly impact our financial performance in the next several years, because the amount of such debt maturing will continue to increase in 2007 and 2008. Between September 30, 2006 and year-end 2008, $11.0 billion of unswapped fixed-rate Bonds having a weighted average coupon of 3.95 percent will mature.

▪	Narrow mortgage spreads. Unfavorable: Net book spreads to funding costs on new mortgage assets were narrow in all of 2005 and 2006, especially relative to the spreads earned on a portion of the mortgages paying down principal in these periods. As we continued to purchase new mortgage assets, the resulting reduction in earnings was cumulatively larger in the first nine months of 2006 compared to the same period in 2005. Assuming the narrow spreads continue, we expect this factor’s earnings effect to grow. The trend of narrow net book spreads occurred primarily because of the flatter market yield curve, a decrease in the supply of fixed-rate mortgages, and a reduction in the market’s expected volatility of future interest rates implied in the prices of various kinds of interest rate options.

▪	Reduction in SFAS 91 net amortization. Favorable: In the nine months ended September 30, 2006 compared to the same period in 2005, total net amortization of noncash items in accordance with SFAS 91 decreased $2 million, which improved net interest income. The largest component of SFAS 91 net amortization was related to mortgage asset purchase premiums. We have purchased most loans under the Mortgage Purchase Program at premium prices, which is normal in most market environments. These premiums are amortized based on actual and projected mortgage prepayment speeds. Net amortization can be volatile across time periods as prepayment speeds change. On September 30, 2006, the net premium balance of loans under the Mortgage Purchase Program was $85 million, while for the mortgage-backed security portfolio it was only $2 million.

In the first nine months of 2006 compared to the same period in 2005, amortization of mortgage premiums decreased $9 million because average coupons on fixed-rate mortgages rose approximately 75-85 basis points. The higher rates slowed actual and projected mortgage prepayment speeds and therefore lowered the periodic amortization by lengthening the amount of time over which we expect the premiums to be recognized. Partially offsetting the reduction in mortgage premium amortization was a $7 million increase in net amortization of noncash items related to Consolidated Obligations and interest rate swaps.

▪	Changes in the market risk exposure profile. Unfavorable: In 2006 we maintained the strategy implemented in 2005 to decrease the trend amount of long-term market risk exposure. The higher short-term interest rates and flatter market yield curves reduced the benefit from short funding and therefore reduced the earnings cost of lowering market risk exposure. One measure indicating this strategy is changes in the long-term gap (measured as the difference between the amount of long-term unswapped fixed-rate assets and long-term unswapped fixed-rate Consolidated Bonds). The average long-term gap decreased by $710 million between the nine months ended September 30, 2005 and the same period in 2006.

We also reduced market risk exposure to falling interest rates primarily by increasing the amount of unswapped fixed-rate callable Bonds and APLS Bonds as a percentage of total mortgage assets. A greater amount of callable Bonds, which have higher book costs than non-callable Bonds, augments the ability to retire debt when interest rates fall. In the first nine months of 2006, there was an average of $9.5 billion par value of these callable Bonds outstanding, which represented 47 percent of average mortgage assets, compared to $8.3 billion (41 percent of mortgage assets) in the same period of 2005.

▪	Advance Composition. Unfavorable: There was a continuing shift in the composition of Advances from long-term fixed rate and Convertible Rate Advances towards short-term and adjustable-rate LIBOR Advances. This lowered earnings because the short-term and LIBOR Advances tend to earn the lowest net spreads of any our Advance programs.

▪	Wider net spreads on short-term/adjustable-rate assets. Favorable: Due in part to the higher short-term interest rates, spreads over funding costs on certain short-term and adjustable-rate assets widened slightly throughout 2006 compared to the first nine months of 2005.

▪	Reclassification of mandatorily redeemable capital stock. Unfavorable: The GAAP reclassification of mandatorily redeemable capital stock from the capital stock account to a liability, in accordance with SFAS 150, decreased net interest income by $4 million in the first nine months of 2006 compared to the same period in 2005. This is because dividend payments on SFAS 150 stock are accounted for as interest expense. In the first nine months of 2006 we held an average of $257 million of this capital stock, compared to $205 million for the same period in 2005. In addition, the accrual rate on this liability, which tracks actual and expected dividend rates paid, was higher in 2006 than 2005. The classification of SFAS 150 capital stock as a liability slightly raises the dividend rate payable because the accrued interest expense reduces the REFCORP assessment.
Factors Affecting the Net Interest Rate Spread for the Three Months Ended September 30, 2006
The factors that affected net interest income for the three months ended September 30, 2006 compared to the same period in 2005 were qualitatively and directionally the same as those discussed above for the year-to-date comparison, except for the following factors:
▪	For the third quarter of 2006 compared to the third quarter of 2005, total SFAS 91 net amortization of noncash items increased $5 million, which lowered net interest income. Mortgage premium amortization increased $3 million, while other noncash amortization increased $2 million. Mortgage premium amortization rose because coupons on fixed-rate mortgages decreased in the third quarter of 2006.

▪	Interest expense under SFAS 150 decreased $3 million. In April 2006 we repurchased $379 million of SFAS 150 excess capital stock held by nonmembers, while in the second quarter, seven members submitted $87 million of redemption requests of their excess capital stock. On a net basis, the average amount of mandatorily redeemable capital stock decreased substantially in the third quarter of 2006 compared to the third quarter of 2005, resulting from the lower interest expense on this account.
Effect of the Use of Derivatives on Net Interest Income
Our use of derivatives affects net interest income primarily by synthetically transforming the interest rate terms of Advances and Consolidated Obligations into adjustable-rate LIBOR-based interest rates, as indicated in the following table for the periods presented.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Advances (1)	$5	$(24)	$3	$(99)
Mortgage purchase commitments (2)	1	1	1	1
Consolidated Obligations (1)	(85)	(15)	(203)	3

Decrease to net interest income	$(79)	$(38)	$(199)	$(95)

(1) Relates to interest rate swap interest.
(2) Relates to the amortization of derivative fair value adjustments.
The net decrease in net interest income resulting from derivatives activity represents the economic cost of hedging purchased options embedded in Advances, net of the increase in net interest income from converting Consolidated Obligations from a fixed-rate basis to an adjustable-rate LIBOR index. Although our use of derivatives lowered net interest income in the periods presented given the current relative amounts of Advances and Obligations associated with derivatives, they make our earnings and market risk profile more stable.
Comparing the nine months ended September 30, 2006 to the same period in 2005, the $102 million positive change in the impact on net interest income from Advance-related interest rate swaps reflected primarily higher coupons on short-term LIBOR which raised the interest earned on the adjustable-rate receive leg of the swaps and, secondarily, a lower balance of Convertible-Rate Advances. The $206 million negative change in the impact on net interest income from Consolidated Obligation-related interest rate swaps reflected the increase in short-term LIBOR, which raised the interest paid on the adjustable-rate pay leg of the swaps.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate changes analysis, as presented in the following table. For purposes of this table, we allocate changes in the composition of the balance sheet that are not due solely to volume or rate changes proportionately to these two factors.

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2006 over 2005			September 30, 2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$20	$204	$224	$15	$602	$617
Mortgage loans held for portfolio	(4)	(2)	(6)	-	8	8
Federal funds sold and securities purchased under resale agreements	(4)	29	25	(12)	98	86
Other short-term investments	(1)	5	4	(4)	17	13
Interest-bearing deposits in banks	1	19	20	(9)	64	55
Mortgage-backed securities	(4)	4	-	2	14	16
Other long-term investments	-	-	-	-	-	-
Loans to other FHLBanks	-	-	-	-	-	-

Total	8	259	267	(8)	803	795

Increase (decrease) in interest expense
Term deposits	-	-	-	(2)	1	(1)
Other interest-bearing deposits	-	4	4	-	12	12
Short-term borrowings	(13)	92	79	(76)	270	194
Unswapped fixed-rate Consolidated Bonds	(2)	18	16	27	50	77
Unswapped adjustable-rate Consolidated Bonds	(4)	9	5	8	37	45
Swapped Consolidated Bonds	29	129	158	46	380	426
Mandatorily redeemable capital stock	(3)	-	(3)	2	2	4
Other borrowings	-	-	-	-	-	-

Total	7	252	259	5	752	757

Increase (decrease) in net interest income	$1	$7	$8	$(13)	$51	$38

The fact that, for each period, most or all of the increase in total net interest income occurred in the rate contribution category reflects the impact of higher short-term market interest rates on earnings from the investment of interest-free capital. The impact of the higher interest rates can also be seen in each separate asset and liability account.

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the periods selected.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005

Other Income
Net gain (loss) on derivatives and hedging activities	$-	$(2)	$1	$(3)
Other non-interest income, net	1	1	3	3

Total other income	$1	$(1)	$4	$-

Other Expense
Salaries and benefits	$6	$6	$18	$16
Other operating expense	3	3	9	9
Finance Board	1	1	2	2
Office of Finance	1	-	2	2
Other expenses	-	-	4	2

Total other expense	$11	$10	$35	$31

Average total assets	$78,708	$77,247	$79,087	$79,441
Average regulatory capital	3,919	4,020	4,011	4,042

Total other expense to average total assets (1)	0.05%	0.05%	0.06%	0.05%
Total other expense to average regulatory capital (1)	1.10%	1.01%	1.18%	1.04%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
As shown in “net gain (loss) on derivatives and hedging activities,” there was a negligible effect on earnings from SFAS 133 accounting for derivatives. This immateriality reflected the fact that in both 2005 and 2006 over seventy percent of our derivative transactions received fair-value hedge shortcut accounting treatment and almost all of the remaining derivatives received fair-value long haul accounting treatment. Further, the derivative relationships accounted for as fair value long-haul transactions were highly effective from an economic and accounting perspective. The periodic changes in the fair values of the derivatives and hedged instruments closely offset each other. See the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. Approximately half of the $4 million (13 percent) increase in total other expense between the nine months ended September 2005 and the same period in 2006 was because of higher salaries and benefits and additional staff. Most of the remaining increase was due to the grants made under the New Neighbors program, which is recorded in the line item “other expenses” in total other expense.
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
Assessments totaled $68 million in the first nine months of 2006, which reduced annualized ROE by 2.42 percentage points. In the same period in 2005, assessments totaled $57 million, which reduced annualized ROE by 2.00 percentage points. The larger burden of assessments in 2006 versus 2005 was because of the higher income before assessments in 2006. However, the classification of SFAS 150 capital stock as a liability provided a slight offset to these factors, which augmented the return on regulatory capital because the SFAS 150-related accrued interest expense reduces the REFCORP assessment.

Segment Information
Note 12 of the Notes to Unaudited Financial Statements presents general information on the FHLBank’s two identified operating segments and information on each segment’s financial performance for the periods selected. The table below summarizes segment performance (dollars in millions). The changes in the ROE were the result of several factors, which are discussed in the “Net Interest Income” section and summarized below.

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
Three Months Ended September 30, 2006

Net interest income	$74	$22	$96

Net income	$48	$15	$63

Average assets	$68,855	$9,853	$78,708

Assumed average capital allocation	$3,306	$473	$3,779

Return on Average Assets (1)	0.28%	0.59%	0.32%

Return on Average Equity (1)	5.80%	12.23%	6.60%

Three Months Ended September 30, 2005

Net interest income	$65	$23	$88

Net income	$41	$15	$56

Average assets	$67,620	$9,627	$77,247

Assumed average capital allocation	$3,158	$453	$3,611

Return on Average Assets (1)	0.24%	0.62%	0.29%

Return on Average Equity (1)	5.12%	13.21%	6.13%

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
Nine Months Ended September 30, 2006

Net interest income	$220	$63	$283

Net income	$142	$42	$184

Average assets	$69,324	$9,763	$79,087

Assumed average capital allocation	$3,287	$463	$3,750

Return on Average Assets (1)	0.27%	0.58%	0.31%

Return on Average Equity (1)	5.79%	12.13%	6.57%

Nine Months Ended September 30, 2005

Net interest income	$191	$54	$245

Net income	$122	$35	$157

Average assets	$70,241	$9,200	$79,441

Assumed average capital allocation	$3,389	$445	$3,834

Return on Average Assets (1)	0.23%	0.51%	0.26%

Return on Average Equity (1)	4.79%	10.59%	5.46%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Profitability of the Traditional Member Finance Segment
The following factors affected the ROE in this segment, with the net result being an increase in profitability for both periods presented.
▪	Favorable factors: Profitability improved primarily from the higher short-term interest rate environment, which enabled us to invest our interest-free capital at higher rates of interest and benefit from the large overnight asset gap. Secondarily, the net spreads on certain short-term and adjustable-rate assets widened. The changes in net amortization referenced in the “Net Interest Income” section were minor for this segment because the mortgage-backed securities (which are included in this segment) had a nominal amount of purchase premiums.

▪	Unfavorable factors: Profitability was negatively affected by the substantial amount of low cost debt related to mortgage-backed securities that matured, the cumulative effect of relatively narrow book spreads to funding costs on new mortgage-backed securities, and the trend toward short-term/adjustable-rate Advances.
Profitability of the Mortgage Purchase Program Segment
For this segment, the 0.98 percentage points ROE decrease for the quarterly comparison and 1.54 percentage points ROE increase for the year-to-date comparison were the net result of the following factors.
▪	Favorable factors: Profitability improved from two factors:
1.	SFAS 91 net amortization decreased by $6 million in the first nine months of 2006 compared to the same period in 2005. This resulted from slower actual and projected mortgage prepayments as long-term interest rates tended to increase.

2.	For both periods presented, there was a larger principal amount of Consolidated Obligation debt than mortgage assets. Therefore, the segment’s balance sheet had a relatively large balance of short-term assets (assumed to be overnight Federal funds). The higher short-term interest rate environment in the 2006 periods, compared with the equivalent periods in 2005, increased the earnings from the Federal funds assets, as well as from the investment of interest-free capital.
▪	Unfavorable factors: Profitability for both periods presented decreased from the substantial amount of maturities of low cost debt, the cumulative effect of relatively narrow book spreads to funding costs on new mortgage loans, the cumulative effect of continued principal pay downs of a portion of assets that had earned historically wide net spreads. In addition, for the third quarter comparison, profitability was reduced by a $4 million increase in SFAS 91 amortization.
The total changes in this segment’s reported profitability were mostly the result of two volatile factors related to movements in interest rates —the changes in SFAS 91 amortization and the effect of increases in short-term interest rates on the Federal funds asset position. The Federal funds asset position was also a result of our management strategy to reduce market risk exposure in the higher interest rate environment. We manage the market risk/return tradeoffs for this segment in part by monitoring its profitability after removing effects of these two volatile factors because they are unrelated to our expectation of the segment’s long-term profitability.
An estimate of changes in the portfolio’s profitability without the effects of these two factors can be derived. If short-term interest rates had remained constant between each of the 2005 periods and the same periods in 2006 and if SFAS 91 amortization for each 2005 period had equaled that for the equivalent 2006 periods, the ROE of this segment for the nine months ended September 30, 2006 compared to the same period in 2005 would have been lower by approximately 3.50 to 4.00 percentage points and the ROE for the three months ended September 30, 2006 compared to the same period in 2005 would have been lower by approximately 2.00 to 2.50 percentage points. The exact effect of controlling for these two factors is difficult to identify because of interrelationships among several moving variables such as interest rates, balances, new asset acquisitions, and asset and liability pay downs.
Dynamically managing and controlling the volatility in earnings and market risk exposure of mortgage assets in both segments within the FHLBank’s corporate mission objectives is one of our key financial challenges. For the Mortgage Purchase Program segment and for the entire balance sheet, we expect a trend reduction in profitability over the next several years because of the unfavorable factors discussed above. However, changes in the reported profitability will also continue to reflect volatility in SFAS 91 amortization and interest rate movements combined with the portfolio’s Federal funds balance, such that the unfavorable factors may be partially offset.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
Business risk is the potential adverse impact on achievement of our mission objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we have limited control or influence. A significant new business risk arose in 2006 in the form of the Finance Board’s proposed Capital Rule, which is discussed in “Primary Business Related Developments and Update on Risk Factors.” There have been no further developments in 2006 regarding other sources of business risks identified in our 2005 Form 10-K.
Market Risk
Our primary challenges in managing and controlling long-term market risk exposure and shorter-term earnings volatility arise from the tradeoff between earning a competitive return and correlating profitability with short-term interest rates, and from owning mortgage assets on which we have effectively sold prepayment options. We hedge the market risk of mortgage assets with long-term fixed-rate callable and noncallable Consolidated Bonds and a small amount of APLS. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program.
Our Financial Management Policy approved by our Board of Directors has five sets of limits regarding market risk exposure. Except for the capital leverage requirement, with which we comply daily, we determine our compliance with these limits at every month end or more frequently if market or business conditions change significantly.
▪	Capital leverage. We must maintain at least a 4.00 percent regulatory capital-to-assets ratio, as is also required by Finance Board Regulations.

▪	Market Value of Equity Sensitivity. The market value of equity (for the entire balance sheet) must be between positive and negative 20 percent of the current balance sheet’s market value of equity in each of two hypothetical interest rate scenarios: up 200 basis points and down 200 basis points from the current interest rate environment. The interest rate movements are specified to be “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

▪	Duration of Equity. The duration of equity for the entire balance sheet in the current interest rate environment must be between positive and negative eight years. In addition, the duration of equity in each of up and down 200 basis points interest rate shocks must be within positive and negative ten years.

▪	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive four percent and negative four percent in each of up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities with no capital allocation.

▪	Risk-Based Capital. Finance Board Regulations require that total permanent capital, which includes retained earnings plus the regulatory amount of all Class B capital stock, including mandatorily redeemable stock (SFAS 150 stock), must be at least equal to the amount of risk-based capital. Risk-based capital is measured as the sum of market risk, credit risk, and operational risk as specified by the Regulation.
We complied with all of our market risk limits in each month of 2006 and 2005.

Market Value of Equity and Duration of Equity
The market value of equity sensitivity and the duration of equity are two of the measures we use to indicate the expected long-term correlation, in present value terms, between interest rate movements and earnings (i.e., ROE). If the ROE and short-term interest rates were perfectly correlated, the market value of equity would also have a strong positive correlation with interest rates. However, because of the need to generate a competitive return on shareholders’ capital investment and because of mortgage prepayment optionality, there is normally an inverse correlation between the ROE and interest rates. Our market value of equity sensitivity also tends to exhibit this inverse correlation. In some cases, the market value of equity decreases for both increases and decreases in interest rates.
The following table presents the market value of equity sensitivity profile of the entire balance sheet for selected periods and interest rate shocks (in basis points).

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Year-to-Date Average
Market Value of Equity	$3,909	$4,005	$3,982	$3,928	$3,853	$3,770	$3,601
% Change from Flat Case	(0.5)%	2.0%	1.4%	-	(1.9)%	(4.0)%	(8.3)%

2005 Full-Year Average
Market Value of Equity	$3,924	$4,110	$4,153	$4,149	$4,103	$4,027	$3,841
% Change from Flat Case	(5.4)%	(0.9)%	0.1%	-	(1.1)%	(2.9)%	(7.4)%

September 30, 2006
Market Value of Equity	$3,757	$3,947	$3,959	$3,932	$3,881	$3,817	$3,675
% Change from Flat Case	(4.5)%	0.4%	0.7%	-	(1.3)%	(2.9)%	(6.5)%

December 31, 2005
Market Value of Equity	$4,064	$4,205	$4,213	$4,174	$4,117	$4,033	$3,859
% Change from Flat Case	(2.6)%	0.7%	0.9%	-	(1.4)%	(3.4)%	(7.5)%
The following table presents the duration of equity for selected periods and interest rate shocks (in basis points).

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Year-to-Date Average	(4.5)	0.2	2.1	3.5	4.3	4.7	4.8
2005 Full-Year Average	(5.4)	(2.9)	(0.9)	1.4	3.2	4.4	5.2

September 30, 2006	(6.4)	(1.9)	0.6	2.1	3.2	3.9	4.2
December 31, 2005	(4.5)	(1.3)	0.6	2.6	3.8	4.5	4.8
The market risk exposure profiles for each month of 2005 and the first nine months of 2006 were well within our market risk limits. We believe that the trends in these metrics indicated a modest amount of market risk exposure. We believe that having adequate flexibility within our limits enables us to effectively manage over time the tradeoffs between market risk and return—i.e., the tradeoff between long-term market risk and shorter-term earnings volatility.
During the second quarter of 2006, we adopted a different primary prepayment model for market risk analysis than the model we had been using. This model change does not materially change our overall market risk management strategies, although it does moderately increase exposure to lower interest rates and slightly decrease exposure to higher interest rates. It will, therefore, generally prompt us to implement strategies that place additional emphasis on controlling earnings and market value exposure to falling interest rates and faster prepayment speeds.

Market Risk Exposure of the Mortgage Assets Portfolio
We analyze the mortgage assets portfolio both together with and separately from the entire balance sheet because it accounts for most of the entire balance sheet’s market risk exposure. The mortgage assets portfolio includes: both settled and traded-not-yet-settled mortgage-backed securities, including pass-through securities and collateralized mortgage obligations; unpaid principal balances and Mandatory Delivery Contracts under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; and to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts.
The following table presents the results of the net asset market value sensitivity of the mortgage assets portfolio for selected periods and interest rate shocks (in basis points).

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Year-to-Date Average	(0.3)%	0.2%	0.2%	-	(0.3)%	(0.7)%	(1.4)%
2005 Full-Year Average	(1.3)%	(0.3)%	(0.1)%	-	(0.2)%	(0.5)%	(1.3)%

September 30, 2006	(1.1)%	0.0%	0.1%	-	(0.2)%	(0.5)%	(1.2)%
December 31, 2005	(0.7)%	0.0%	0.1%	-	(0.3)%	(0.6)%	(1.4)%
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

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2006 Year-to-Date Average
% Change Market
Value of Equity	(7.4)%	5.4%	4.6%	-	(6.9)%	(15.0)%	(31.5)%
Duration of Equity	(26.5)	(2.7)	5.5	12.0	16.7	20.0	24.4

2005 Full-Year Average
% Change Market
Value of Equity	(25.7)%	(6.5)%	(1.0)%	-	(3.3)%	(9.4)%	(25.2)%
Duration of Equity	(30.8)	(15.8)	(6.5)	2.8	10.5	16.0	22.5

September 30, 2006
% Change Market
Value of Equity	(26.7)%	(0.8)%	2.0%	-	(5.0)%	(11.8)%	(27.4)%
Duration of Equity	(43.5)	(12.1)	(0.5)	7.1	12.8	17.0	22.1

December 31, 2005
% Change Market
Value of Equity	(14.8)%	(0.4)%	1.9%	-	(5.0)%	(11.8)%	(27.1)%
Duration of Equity	(24.2)	(8.2)	(0.3)	7.4	12.8	16.7	21.5
The above tables demonstrate that the mortgage asset portfolio had similar trends for the periods presented as the market value of equity and duration of equity for the entire balance sheet.

Risk-Based Capital Regulatory Requirements
The following table shows for the periods selected the monthly average and year-end composition of risk-based capital and the amount of risk-based capital relative to the actual amount of permanent capital.

(Dollars in millions)		Monthly Average
	Quarter End	Nine Months Ended	Year End
	September 30, 2006	September 30, 2006	2005

Market risk-based capital	$240	$303	$254
Credit risk-based capital	191	182	191
Operational risk-based capital	129	146	134

Total risk-based capital	560	631	579
Total permanent capital	3,962	4,011	4,130

Excess permanent capital	$3,402	$3,380	$3,551

Risk-based capital as a percent of permanent capital	14.1%	15.7%	14.0%

At September 30, 2006, we had $3,962 million of permanent capital eligible to meet our risk-based capital requirement of $560 million and therefore the risk-based capital requirement is not a binding constraint on our operations. We do not use it to actively manage our risk profile, but we do monitor results to identify trends within our internal process of market risk analysis.
Use of Derivatives in Risk Management
The following table presents for the dates selected the notional principal amounts of the derivatives used to hedge other instruments, in either accounting or economic hedging relationships.

		September 30,	December 31,	September 30,
(In millions)		2006	2005	2005

Hedged Item	Hedging Instrument
Consolidated Obligations	Interest rate swap	$28,265	$24,367	$23,785
Convertible Advances	Interest rate swap	4,697	6,794	7,275
Putable Advances	Interest rate swap	15	-	-
Advances with purchased caps and/or floors	Interest rate swap	10	10	10
Regular Fixed-Rate Advances	Interest rate swap	40	240	240
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	64	28	41

Total based on hedged item (1)		$33,091	$31,439	$31,351

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
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
The fluctuation in the notional principal amount of interest rate swaps hedging Consolidated Obligations is normal based on our needs for synthetic adjustable-rate LIBOR financing in response to member demand for LIBOR Advances and trends in the relative funding cost between Discount Notes and swapped funding.
The decrease in the notional principal amount of interest rate swaps hedging Convertible Advances resulted, primarily, from the swap counterparties’ exercise of the termination options on the related interest rate swaps and our corresponding exercise of the Advances’ conversion options. Secondarily, the decrease resulted from member prepayments of these Advances and maturity of the Advances. When members prepay these Advances, we terminate the related interest rate swaps.

The decrease in interest rate swaps hedging Regular Fixed-Rate Advances reflected maturity of some of these Advances. From time to time, we may hedge these Advances with interest rate swaps instead of with fixed-rate debt, based on relative differences in the book cost of interest rate swaps and fixed-rate debt and the market’s availability of relevant debt offerings when we lend Advances to members.
The following table presents for the dates selected the notional principal amounts of derivatives according to their accounting treatment. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	September 30,	December 31,	September 30,
(In millions)	2006	2005	2005

Shortcut (Fair Value) Treatment
Advances	$55	$240	$7,233
Mortgage Purchase Program	-	-	-
Investments	-	-	-
Consolidated Obligations	24,295	18,492	17,415

Total	24,350	18,732	24,648

Long-haul (Fair Value) Treatment
Advances	4,687	6,794	282
Mandatory Delivery Contracts	-	-	-
Investments	-	-	-
Consolidated Obligations	3,970	5,875	6,370

Total	8,657	12,669	6,652

Economic Hedges
Advances	20	10	10
Mandatory Delivery Contracts	81	39	66
To-be-announced mortgage-backed securities hedges	64	28	41
Investments	-	-	-
Consolidated Obligations	-	-	-

Total	165	77	117

Total Derivatives	$33,172	$31,478	$31,417

Our interest rate swaps are normally eligible for fair value hedge accounting. On September 30, 2006, we received fair-value hedge shortcut accounting treatment in accordance with SFAS 133 on $24.4 billion (73 percent) of total derivative transactions outstanding. Fair value hedge shortcut accounting treatment permits the assumption of no ineffectiveness in the hedge, meaning we are permitted to assume that the market value fluctuations between the derivatives and hedged instruments offset each other, resulting in a zero effect on earnings and capital.
We designated $8.7 billion (26 percent) of derivatives as fair value long-haul hedges. For these, we are permitted to offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the hedged risk, as long as the hedges pass SFAS 133 effectiveness tests which we perform monthly.
Beginning in October 2005, all of the Convertible Rate Advances that were previously accounted for as shortcut fair value hedges were re-categorized as long-haul fair value hedges. This accounts for the increase at the end of 2005 and September 30, 2006 in long-haul fair value hedges of Advances, compared to September 30, 2005. The decrease from the end of 2005 to September 30, 2006 in Advances hedged with interest rate swaps receiving long-haul fair value treatment resulted from the reasons identified above in this section.
The increase since September 30, 2005 in the notional principal amount of Consolidated Obligation hedges using derivatives that receive shortcut accounting treatment, and the corresponding similar decrease in the amount receiving long-haul accounting treatment, resulted primarily from the discontinued use of interest rate swaps having deferred fees (which receive long-haul accounting treatment).
The remaining $165 million (1 percent) of derivatives are economic hedges. Under SFAS 133, these do not receive shortcut or long-haul fair value hedge accounting treatment. We hedge Mandatory Delivery Contracts using a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities. The market value changes of these derivatives tend to closely offset each other, as designed.
Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing economic and GAAP earnings volatility, including volatility from the use of derivatives. We have not executed, nor do we currently have plans to execute, any derivatives to hedge market risk on a macro balance sheet level or to hedge the market risk of mortgage assets, except for the commitment period of Mandatory Delivery Contracts in the Mortgage Purchase Program. Therefore, based on the close economic hedging relationships of these long-haul derivatives, the market value and earnings volatility from application of SFAS 133 was minimal for the nine months ended September 30, 2006, as well as in prior years.
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
The following table shows the distribution of internal credit ratings assigned to member and non-member borrowers as of September 30, 2006. Internally assigned credit ratings are a key component in determining a member’s FHLBank borrowing capacity. We also use them to assist in internal credit underwriting analysis as a supplement to collateralization of Advances. As a member’s credit rating declines, we may incorporate additional monitoring into the underwriting process, may require stricter collateral requirements such as larger haircuts, and/or may require movement away from Blanket collateral status.
(Dollars in millions)

	All Members and Borrowing
	Nonmembers		All Borrowers
Member		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	171	$55,550	113	$13,234	$53,899
2	210	32,893	160	18,076	32,375
3	252	17,328	213	7,028	16,211
4	94	12,272	73	8,196	12,160
5	12	196	9	120	187
6	9	82	7	42	67
7	4	54	4	26	54

Total	752	$118,375	579	$46,722	$114,953

The left side of the table shows the borrowing capacity of both secured members and secured non-member borrowers (prior members with remaining outstanding Advances or Letters of Credit). The right side of the table includes only institutions with outstanding credit activity. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. A small number of borrowing members (3 percent) and very little borrowing capacity (0.3 percent) were related to institutions with credit ratings below 4. For total members and borrowing nonmembers, 84 percent had credit ratings of 1, 2, or 3, and 97 percent had one of the top 4 credit ratings. These percentages were similar for all borrowers.
Mortgage Purchase Program
We primarily manage credit risk in the Mortgage Purchase Program via the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include, in order of priority, primary mortgage insurance, the Lender Risk Account (for conventional loans only) that we reserve out of the cash purchase price, and Supplemental Mortgage Insurance (for conventional loans only). The combination of equity and credit enhancements protect us down to approximately a 50 percent loan-to-value level for conventional loans. Details on the Lender Risk Account are available in the 2005 Form 10-K.
On September 30, 2006, 20 percent of the par value of our mortgage loans and commitments were backed by the Federal Housing Administration (FHA). These loans have a 100 percent U.S. government guarantee and, therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance.
Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member borne a loss on loans sold to us. We have continued to consider the potential impact that 2005’s hurricanes could have on our mortgage assets portfolios and have concluded that there is no basis on which to adjust our loss reserve at this time. Currently, we own one conventional loan for $187,000 whose credit performance remains affected by the hurricanes. The various credit enhancements would likely make the chance of any losses ultimately incurred on this loan to be remote.
The following table presents changes in the Lender Risk Account for the dates selected. The amount of loss claims was insignificantly different from zero.

Nine Months Ended
(In millions)	September 30, 2006

Lender Risk Account at beginning of period	$42
Additions	3
Claims	-
Scheduled distributions	-

Lender Risk Account at end of period	$45

The following table shows two indications of the portfolio’s credit quality as of September 30, 2006. The distribution of the loan-to-value ratios and the credit scores provided by Fair Isaac and Company (FICO) are each based on data from origination dates of the conventional loans weighted by unpaid principal. The distributions and average for each category were the same on this date as year-end 2005. We believe this data is one indication that the loan portfolio has a small amount of credit risk exposure.
September 30, 2006

	Percent		Percent
Loan-to-Value	of Principal	FICO Score	of Principal

<= 60%	24%	< 620	0%
> 60% to 70%	20	620 to < 660	5
> 70% to 80%	48	660 to < 700	13
> 80% to 90%	5	700 to < 740	20
> 90%	3	>= 740	62

Weighted Average	69%	746
Another indication of credit quality is data on actual delinquencies. On September 30, 2006, the Mortgage Purchase Program had $10 million (0.1 percent) of conventional principal and $36 million (2.2 percent) of FHA principal that was 90 days or more delinquent and not in foreclosure. Theses rates were below the national average delinquency rates of 0.3 percent for conventional principal and 3.1 percent for FHA principal, measured by the Mortgage Bankers Association National Delinquency Survey (as of June 2006, including 90-day delinquencies and foreclosures). There were no loans on nonaccrual status. Because of the credit enhancements on conventional loans and credit enhancements and government guarantee on FHA loans, we believe we have little, if any, exposure to loans on delinquent status.
Investments
Money market investments are unsecured and therefore present credit risk exposure. Our Financial Management Policy sets limits on the amount of unsecured credit exposure related to short-term investments that we are permitted to extend to individual and affiliated counterparties. The following table presents for the dates selected the par amount of unsecured money market investments outstanding according to the long-term credit ratings of the counterparties provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services. The differences are normal based on daily fluctuation in our investment activity. Based on these ratings, their short maturity, and contemporaneous internal credit risk analysis, we believe credit risk exposure from our money market investments is very limited.

(In millions)	September 30, 2006	December 31, 2005
Aaa/AAA	$200	$455
Aa/AA	9,726	10,255
A	4,309	4,111
Baa/BBB	-	-

Total	$14,235	$14,821

Substantially all of our mortgage-backed securities are GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by the Ginnie Mae. These securities continued to carry long-term debt ratings of triple-A from Moody’s, Standard & Poor’s, and Fitch. We have never held any asset-backed securities. On September 30, 2006, we held $432 million of private label mortgage-backed securities. These securities carry greater credit risk than GSE and agency mortgage-backed securities. They all have triple-A ratings, carry increased subordination, and consist of residential fixed-rate mortgage loans.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty would default. This could result in us having to replace the derivative transaction with another counterparty on less favorable terms. Our amount of credit risk exposure to a counterparty equals the positive net mark-to-market value of all derivatives outstanding with the counterparty. The table below presents the net market value exposure as of September 30, 2006 for interest rate swap derivatives outstanding.
(Dollars in millions)

			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure

Aaa/AAA	-	$-	$-	$-	$-	$-
Aa/AA	8	8	-	-	-	-
A	7	25	(140)	-	-	(140)

Total	15	$33	$(140)	$-	$-	$(140)

(1) Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
As shown, the 15 counterparties with whom we had interest rate swaps outstanding had net market value exposure to us of $140 million (compared to $322 million at the end of 2005). We had a positive net exposure to four counterparties, all of which were AA-rated and for which we had notional principal totaling $4,993 million and net exposure totaling $8 million. None of the counterparties carried a long-term credit rating lower than A- from a national rating agency.
Liquidity Risk and Contractual Obligations
Liquidity Information
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
We are exposed to two general types of liquidity risk, for which Finance Board Regulations and our Financial Management Policy require us to hold sufficient amounts of liquidity:
▪	Operational liquidity risk is the potential inability to meet anticipated or unanticipated day-to-day liquidity needs through our normal sources of funding.

▪	Contingency liquidity risk is the potential inability to meet liquidity needs because our access to the capital markets to issue Consolidated Obligations is restricted or suspended for a period of time due to a market disruption, operational failure, or real or perceived credit quality problems.
Our operational liquidity must be at least as great as our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. We meet our operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we are able to access capital markets to issue Consolidated Obligations.
Based on the standard measures presented below and our ability to access the capital markets for debt issuance, we believe we had sufficient liquidity reserves. The Finance Board’s proposed Capital Rule could significantly challenge our liquidity management, financial flexibility, and operations. At this time, we cannot predict the exact degree, if any, of the effects of this potential regulation on our long-term liquidity management.
Contingency Liquidity Requirement
To meet the contingency liquidity requirement, we must hold sources of liquidity, in the event our access to the capital markets is impeded for seven business days, in an amount at least equal to the sum of the following items:
▪	100 percent of liabilities maturing or called in the next seven business days (net of liabilities issued, not yet settled);

▪	100 percent of assets traded, not yet settled, and Advance commitments;

▪	100 percent of Advances maturing; and

▪	a hypothetical percentage increase in Advances, computed based on recent balance experience.
Sources of liquidity for the contingency liquidity requirement include the following:
▪	cash;

▪	overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available for sale negotiable securities, 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities, and certain other investments as detailed in our Financial Management Policy;

▪	Advances maturing within the next seven business days; and

▪	principal and interest payments to be received within the next seven business days on mortgage-backed securities.
The following table presents the components of the contingency liquidity requirement on the dates selected.

Contingency Liquidity Requirement (In millions)	September 30,	December 31,
	2006	2005
Total Contingency Liquidity Reserves	$29,648	$28,766
Total Requirement	(16,718)	(15,254)

Excess Contingency Liquidity Available	$12,930	$13,512

Deposit Reserve Requirement
To support our member deposits, we are required to meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement on the dates selected.

Deposit Reserve Requirement (In millions)	September 30,	December 31,
	2006	2005
Total Eligible Deposit Reserves	$50,704	$39,897
Total Member Deposits	(788)	(910)

Excess Deposit Reserves	$49,916	$38,987

Investment Liquidity Requirement
Our liquidity guidelines also require us to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus
▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement on the selected dates.

Daily Liquidity Requirement (In millions)	September 30,	December 31,
	2006	2005
Total Eligible Investments	$13,688	$13,080
Total Reserve Requirement	(4,415)	(3,948)

Excess Daily Liquidity Reserves	$9,273	$9,132

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of September 30, 2006 according to their expiration terms or payment due dates.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$21,604	$18,584	$6,693	$8,444	$55,325
Mandatorily redeemable capital stock	—	2	134	—	136
Other long-term obligations (term deposits) – par	59	2	—	—	61
Capital lease obligations	—	—	—	—	—
Operating leases (include premises and equipment)	1	2	2	2	7

Total Contractual Obligations before off-balance sheet items	21,664	18,590	6,829	8,446	55,529

Off-balance sheet items (1)
Commitments to fund additional Advances	21	—	—	—	21
Standby Letters of Credit	1,221	89	37	59	1,406
Standby bond purchase agreements	31	68	144	—	243
Commitments to fund mortgage loans	81	—	—	—	81
Unused line of credits and other commitments	—	—	—	—	—
Consolidated Obligations traded, not yet settled	112	972	338	70	1,492

Total off-balance sheet items	1,466	1,129	519	129	3,243

Total Contractual Obligations and off-balance sheet items	$23,130	$19,719	$7,348	$8,575	$58,772

(1)	Represents notional amount of related off-balance sheet obligations.
Operational Risk
We believe there were no developments regarding our operational risk in the first three quarters of 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.
Item 4. Controls and Procedures.
As of September 30, 2006, the FHLBank’s management, including its principal executive officer and interim principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, these two officers each concluded that as of September 30, 2006, the FHLBank maintained effective disclosure controls and procedures to ensure that material information is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported by management on a timely basis in order to comply with the FHLBank’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
As of September 30, 2006, the FHLBank’s management, including its principal executive officer and interim principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the third quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the captions “Executive Overview – Outlook, Challenges and Opportunities” and “Primary Business Related Developments and Update on Risk Factors – Proposed Capital Rule” in Part I, Item 2, of this filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $16.0 million and $11.9 million of such credit support during the three months ended September 30, 2006 and 2005, respectively, and $28.6 million and $18.6 million of such credit support during the first nine months of 2006 and 2005, respectively. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.
Item 4. Submission of Matters to a Vote of Security Holders.
The FHLBank conducted its regular election of directors to fill two Kentucky industry directorships and one Ohio industry directorship. The voting process commenced in September 2006 when ballots were mailed to eligible member institutions and was finalized on October 18, 2006 when the Board of Directors ratified the results. Six individuals were nominated and five ran for the two open seats in Kentucky. Five individuals were nominated and three ran for the one open seat in Ohio. These open seats are to fill the directorships held by Charles J. Koch, B. Proctor Caudill, Jr. and Charles Beach Jr., all of whose terms will expire on December 31, 2006. Both Mr. Koch and Mr. Beach have served the maximum allowable three consecutive terms. Mr. Caudill ran for re-election.

One hundred and sixty-one members participated in the Kentucky election. The results of the election are provided below:

Name	Votes Received
B. Proctor Caudill, Jr.	496,093
Billie W. Wade	380,622
Frank J. Nichols	231,442
J. Gregory Pawley	76,053
R. Bruce VanHorn	46,556
One hundred and sixty-five members participated in the Ohio election. The results of the election are provided below:

Name	Votes Received
William J. Small	1,318,297
J. William Stapleton	602,521
Anthony E. Donatelli	415,664
As a result, the individuals listed below were elected. Each will serve a three-year term beginning on January 1, 2007 and expiring on December 31, 2009.

B. Proctor Caudill, Jr.	Billie W. Wade	William J. Small
Director	President and Chief Executive Officer	Chairman and Chief Executive Officer
Kentucky Bank	Citizens Union Bank	First Federal Bank of the Midwest
Paris, Kentucky	Shelbyville, Kentucky	Defiance, Ohio
The terms of the following directors will continue in 2007:
Richard C. Baylor
Robert E. Brosky
William Y. Carroll, Sr.
Stephen D. Hailer
Michael R. Melvin
James R. Powell
R. Stan Puckett
Item 5. Other Information.
(a)	On November 13, 2006, in view of the previously announced forthcoming departure of Sandra E. Bell from the FHLBank, the Executive Committee of the Board of Directors appointed Donald R. Able as the FHLBank’s interim principal financial officer, effective immediately, with all the duties and responsibilities associated with that position. Mr. Able currently is the FHLBank’s Senior Vice President, Controller, a position he has held since March 1, 2006. Prior to that, Mr. Able served as the FHLBank’s Vice President, Accounting since January 2001 and has held progressively responsible positions in Accounting since first joining the FHLBank in 1981.
Item 6. Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of November 2006.
FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able

Donald R. Able
Senior Vice President, Controller (interim principal financial officer)

INDEX OF EXHIBITS

Document incorporated by
Exhibit		reference from a previous filing or
Number (1)	Description of exhibit	filed herewith, as indicated below
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

(1) Numbers coincide with Item 601 of Regulation S-K.