Form 10-K
period 2006-12-31
Federal Home Loan Bank of Cincinnati
filed 2007-03-16
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
☐ Yes ☑ No
As of February 28, 2007, the registrant had 36,482,270 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.
Documents Incorporated by Reference: None

PART I
Item 1. Business.
GENERAL
Organizational Structure
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that provides financial products and services to member financial institutions. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System) which was created by the Federal Home Loan Bank Act of 1932 (the Act). Our District is designated as the Fifth District, which comprises Kentucky, Ohio, and Tennessee. Our mission is to facilitate and expand the availability of financing for housing and community lending throughout the Fifth District. We strive to achieve our mission by offering valuable products and services to our members and by generating a competitive return on members’ capital investment in the FHLBank. An important component of our mission is supporting members in their efforts to assist low-income housing markets.
Each District Bank is a government-sponsored enterprise (GSE) of the United States of America. A GSE combines private sector ownership with public sector sponsorship. Each District Bank operates as a separate entity with its own member-stockholders, employees, and Board of Directors. The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities (Consolidated Obligations) or other obligations of the FHLBank System. The FHLBanks are exempt from federal, state, and local taxation (except real property taxes).
In addition to being a GSE, the FHLBank is a cooperative institution. We are permitted to offer our products and services only to member institutions (except that we may extend services to certain non-member housing entities approved to originate mortgages under Title II of the National Housing Act). Our capital is voluntarily provided in the private sector by the institutions approved to access our products and services. All Fifth District federally insured depository institutions and insurance companies engaged in residential housing finance that meet standard eligibility requirements are permitted to apply for membership. An institution is permitted to be a member of only one Federal Home Loan Bank, although a holding company may have access to the services of more than one District Bank through separate memberships held by its subsidiaries.
All members are required to purchase our capital stock as a condition of membership. Capital stock is issued, redeemed, repurchased and exchanged only at its stated par value of $100 per share. In accordance with our Capital Plan, each member’s minimum amount of capital stock is based on its amount of total assets. Members may also be required to own or purchase additional stock above the minimum required when utilizing our products or services. No other entity or individual is permitted to purchase our capital stock which, according to law is not publicly traded. We do not have any wholly- or partially-owned subsidiaries. Our Capital Plan is discussed below and is available on our Web site (www.fhlbcin.com).
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
Business Activities
Our primary activity is making readily-available, competitively-priced and fully-collateralized loans, called Advances, to our members. Additionally, we offer members collateralized Letters of Credit. Together these two products constitute our “Credit Services” business. We also purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as investments on our balance sheet. This program provides members with a competitive alternative to the traditional secondary mortgage market. These three product offerings constitute our “Mission Asset Activity.”
As additional business activity, we provide members access to various Housing and Community Investment Programs, which assist members in serving low-income housing markets and community economic development. We do this by providing Advances at below-market rates of interest and through direct grants in support of very low-, low-, and moderate-income customers and communities. These programs can help members satisfy their regulatory requirements under the Community Reinvestment Act. In contrast to the Mission Asset Activity mentioned above, these programs are not intended to generate a profit.
Finally, to a more limited extent, we also offer members various correspondent services that assist them in their administration of operations.
We invest in various highly rated debt and mortgage-related securities to help us achieve our mission. These investments provide additional liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.
Our primary source of funding and liquidity is through participating in the issuance of the FHLBank System’s Consolidated Obligations—debt securities—in the capital markets. A secondary source of funding is our capital. Our franchise value is derived primarily from our ability to provide efficient intermediation between the capital markets and our members. A critical component to the success of our operations is the ability to issue debt securities daily in the capital markets in a wide range of maturities, structures, and amounts, and at relatively low spreads to benchmark market interest rates represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR). We are also able to execute cost-effective derivative transactions to hedge market risk exposure. These abilities enable us to offer members a wide range of Mission Asset Activity and enable our members to access the capital markets, through their activities with the FHLBank, in ways that they may be unable to do as effectively, or at all, without our services. No FHLBank has ever experienced a credit loss on Advances or defaulted on repayment of, or delayed return of principal or interest on, Consolidated Obligations.
Our comparative advantage in funding and financing largely stems from our credit ratings. Maintaining the System’s triple-A ratings on Consolidated Obligations and our FHLBank’s triple-A ratings are vital to fulfilling our mission. Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign the FHLBank System’s Consolidated Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. In addition, these rating agencies continue to assign our FHLBank the highest ratings available. These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay timely principal and interest on their debt and that the debt is considered to be of the highest quality with minimal credit risk. A security rating is not a recommendation to buy, sell or hold securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organizations, and each rating should be evaluated independently of any other rating. The agencies’ rationales for the System’s and our ratings include:
▪	the FHLBank System’s status as a GSE;

▪	the joint and several obligation of Consolidated Obligations;

▪	excellent asset quality with a low level of credit risk and over-collateralization of Advances;

▪	strong liquidity;

▪	conservative use of derivatives;

▪	adequate capitalization relative to our risk profile; and

▪	a permanent capital structure.

Corporate Objectives and Operating Framework as a Cooperative
Our corporate objectives include:
▪	promoting the expansion of Mission Asset Activity to all members;

▪	achieving and maintaining an adequate amount of retained earnings to help ensure safety and soundness and promote dividend stability;

▪	maximizing our ability to earn a competitive return on members’ stock investment;

▪	maximizing contributions to Housing and Community Investment;

▪	minimizing the volatility of economic and accounting earnings, subject to full compliance with all accounting standards;

▪	minimizing long-term market risk exposure; and

▪	minimizing credit risk exposure.
We manage these objectives collectively, with tradeoffs that may vary over time. The overarching requirement is to maintain our company’s safety and soundness and, therefore, we strive to maintain limited exposure to business, market, credit and operational risks and to operate with ample liquidity and capitalization. We believe our business is financially sound, conservatively managed, and well capitalized on a risk-adjusted basis.
Our cooperative ownership structure and the constant par value of stockholders’ capital investment mean that the value of membership is derived from the beneficial terms and characteristics of our products and services and a competitive dividend return on the capital investment. We must achieve a balance in fulfilling these sources of membership value. As a result, our return on average equity (ROE) tends to be low compared to retail and other wholesale financial institutions in which stockholders are not the primary service users. The relatively low ROE heightens the difficulty in balancing the sources of membership value, because a small change in a variable that drives earnings can have a large effect on profitability. It also requires us to tightly control our risk exposure because a given change in ROE represents a larger percentage change of ROE compared to an institution with a higher ROE.
A key objective of our mission is to generate earnings sufficient to pay a stable long-term dividend on members’ stock investment relative to short-term rates and to members’ comparable investment opportunities. We believe members’ investment in our capital stock is similar to investing in high-grade short-term or adjustable-rate money market instruments or in adjustable-rate preferred equity instruments. Thus, we structure our risk exposure so that earnings correlate positively, although not perfectly, with movements in short-term market rates. Ensuring stable relative stock returns enables members to plan for a predictable return relative to their investment alternatives. There is normally a tradeoff between the level of and stability of relative stock returns, both in the near and long term. In that regard, one measure of our successful resolution of this tradeoff is that few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.
Sources of Earnings
Our major source of revenue is interest income earned on Advances, loans under the Mortgage Purchase Program and investments. Our major items of expense are interest paid on Consolidated Obligations; deposit expense; the requirement to pay 20 percent of annual net earnings to the REFCORP fund; expenses related to providing below-market-cost Advances and direct grants and subsidies under the Affordable Housing Program; and employee salaries and benefits.
The largest component of earnings is net interest income, which equals interest income minus interest expense. Interest income represents the return from lending and investing. Interest expense represents the cost of borrowing funds in the marketplace. Net interest income has three elements:
▪	the book yield earnings on interest-earning assets relative to the book cost paid on interest-bearing liabilities;

▪	investment of our capital stock, on which we do not pay interest expense, in interest-bearing assets; and
▪	leverage of capital with interest-earning assets.
The primary market variables that affect net interest income are interest rates—their levels, the shape of the yield curves, and the changes in both of these—and mortgage prepayments. The primary business elements that affect net interest income are the growth in assets and capital; the amount of capital leverage; asset spreads relative to funding costs; the composition of assets and liabilities; the amount and kinds of market risk exposure; Advance prepayments and related fees; accounting for net amortization/accretion; and accounting for derivatives and hedging activities. These variables and elements are discussed throughout this filing.
Two of the most important requirements of accounting principles generally accepted in the United States of America (GAAP) relevant to our FHLBank are the following, which we discuss in various places in this filing:
▪	SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). This is also referred to as accounting for net amortization/accretion.
▪	Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities [as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133)]. This is also referred to as accounting for derivatives.
REGULATORY OVERSIGHT, AUDITS AND EXAMINATIONS
The FHLBanks are supervised and regulated by the Finance Board, which is an independent agency in the executive branch of the U.S. government. The agency has a five-member board, four members of which are appointed by the President of the United States with the advice and consent of the Senate to serve seven-year terms. The fifth member is the Secretary of the Department of Housing and Urban Development, or the Secretary’s designee. The Finance Board’s sole support is through assessments from the 12 FHLBanks; no tax dollars or other governmental appropriations fund the operations of the Finance Board or the FHLBanks. The Finance Board is charged with ensuring that each FHLBank:
▪	carries out its housing and community development finance mission;

▪	remains adequately capitalized;

▪	operates in a safe and sound manner; and

▪	complies with Finance Board Regulations.
To carry out these responsibilities, the Finance Board conducts annual on-site examinations of each FHLBank, as well as periodic on- and off-site reviews. It also requires us to submit monthly information on our financial condition and operating results. Penalties for non-compliance with Finance Board Regulations are at the discretion of the agency. Regulations prohibit the public disclosure of examination results. While each FHLBank has substantial discretion in governance and operational structure, the Finance Board maintains broad supervisory authority over the FHLBanks. This includes, but is not limited to, the power to remove for cause any director, officer, employee, or agent of an FHLBank, and to issue and serve a notice of charges upon an FHLBank or any executive officer or director to stop or prevent any unsafe or unsound practice or violation of any applicable law, order, rule, regulation, or condition imposed in writing.
An independent registered public accounting firm audits our annual financial statements in accordance with GAAP and using the standards issued by the Public Company Accounting Oversight Board. The FHLBanks, the Finance Board, and Congress receive the audit reports. Additionally, the FHLBank System must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. The Comptroller General has authority under the Act to audit or examine the Finance Board and the

FHLBanks, to decide the extent to which they fairly and effectively fulfill the purposes of the Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.
BUSINESS SEGMENTS
We have identified two business segments to manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity: Traditional Member Finance and the Mortgage Purchase Program. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLBank. See the “Segment Information” section of the “Results of Operations” and Note 16 of the Notes to Financial Statements for more information on our business segments.
Traditional Member Finance
Credit Services
General Information. Advances provide members with alternative sources of funding and asset/liability management tools to retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient and fast access to funds for our members. Applications for and processes to disburse Advances are arranged before lending takes place based on a member’s financial condition. Collateral arrangements must also be in place before Advances are transacted. In most cases, our members are able to access funds on a same-day basis. Our ability to provide uninterrupted access to competitively priced funding is a major benefit of the Advance programs.
Letters of Credit are contractual commitments we issue on our members’ behalf to guarantee their performance to third parties. They require supporting collateral from members. A Letter of Credit obligates us, if required under the terms of the contract, to provide direct payments to a third party. In this case, it is treated as an Advance to the member. The most popular use of Letters of Credit is as collateral in support of public unit deposits. Public unit deposits are deposits held by governmental units at financial institutions. Our Letters of Credit have a triple-A rating by virtue of our triple-A long-term credit ratings. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized.
Features of Advances. Our product line of Advances has expanded over the years to meet the evolving funding and asset/liability management needs of members. We currently price more than 17 different standard Advance programs every business day, providing members the flexibility to choose and customize their Advances as listed below (among others). We may also offer customized, non-standard Advances that fall under one of the standard programs.
▪	size: from $1 to a maximum amount limited by our leverage requirements, collateral requirements, available liquidity, and members’ borrowing capacities;

▪	final maturity: from overnight to 30 years;

▪	interest rate: fixed-rate or adjustable-rate coupons;

▪	interest rate index on adjustable-rate coupons;

▪	rate reset for adjustable-rate Advances: monthly, quarterly, or other;

▪	prepayment ability: no, partial, or full prepayment options, some of which involve a fee;

▪	principal paydown: with no, partial, or full amortization of principal; and

▪	interest rate or other options embedded in Advances.
The primary Advance programs are Repurchase Based Advances (REPO Advances), LIBOR Advances, Regular Fixed-Rate Advances, Convertible Fixed-Rate and Convertible Strike Fixed-Rate Advances (together, Convertible Advances), Putable Advances and Mortgage-Related Advances. The Convertible Advance programs were discontinued at the beginning of 2006 and replaced with Putable Advances programs. The difference between Convertible Advances and Putable Advances is that the former provide us an option to convert the Advance to a

LIBOR Advance, while the latter provide us an option to terminate the Advance. Existing Convertible Advances retain their original terms.
There are generally no minimum size requirements for Advances except for REPO Advances, which have a minimum size of $15 million, and Putable Advances, which have a minimum size of $5 million. REPO Advances are structured like repurchase agreements from investment banks, except that members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as they do in a repurchase agreement. REPO Advances have fixed rates of interest and short-term maturities from one day up to one year, and a majority have an overnight maturity. LIBOR Advances have adjustable interest rates that are typically priced off 3-month LIBOR indices. Generally, prepayment in full at LIBOR repricing dates is permitted without a fee. Lockouts, which do not permit prepayment for a period of time, are available for LIBOR Advances. Regular Fixed-Rate Advances have principal due at maturity. They have no options.
In one version of the Putable Advance program, the member sells us options to terminate the Advance and the FHLBank may offer a replacement Advance, subject to normal lending requirements, on each option date after a specified amount of time (referred to as a lockout period). In another version, we have the option to terminate the Advance only if LIBOR exceeds a level specified in the Advance contract. The Putable Advance program enables members to choose the frequency of the option dates, which typically are one-time only or quarterly. Selling us these options enables members to secure lower rates on Putable Advances compared to Regular Fixed-Rate Advances with the same final maturity.
Mortgage-Related Advances are fixed rate, amortizing Advances with final maturities of 5 to 30 years. Members can structure amortization and prepayment schedules that may closely follow those of residential mortgage loans. Two basic prepayment structures are available. The first structure is an annual constant prepayment rate, which establishes a fixed and required principal paydown schedule. The second structure permits the member, at its option, to repay principal, once annually, above the scheduled amortization based on actual annualized prepayment speeds experienced on specified 15-year or 30-year current-coupon mortgage-backed securities from Fannie Mae and Freddie Mac. The referenced securities are established on the Advance’s trade date. Prepayments in excess of those described for the two program structures are permitted subject to standard applicable prepayment fees.
Advance Prepayment Fees. We charge members prepayment fees for early termination of many Advance programs when the early termination results in an economic loss to us, as required by Finance Board Regulations. The fees are constructed to make us economically indifferent to the prepayment of an Advance, based on standard present-value calculations. They represent the present-value profit, net of hypothetical matched funding costs, that we would have earned over the remaining life of the prepaid Advance. If an Advance is prepaid that we have hedged with an interest rate swap, the member may also be assessed a fee to compensate us for the cost, if any, of terminating the interest rate swap before its stated maturity. All Advance programs are subject to prepayment fees except for certain short-term Advance programs and other programs whose Advances may be prepaid without fees on specific dates. Certain Advance programs are structured on a non-prepayable basis, such as REPO Advances.
Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance programs. The Affordable Housing Program is funded with an accrual equal to 10 percent of our previous year’s regulatory income (see Note 9 of the Notes to Financial Statements for a complete description of the Affordable Housing calculation). This assessment is mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The actual disbursement of monies related to these programs does not have an impact on earnings over and above the initial recording of the expense.
The Affordable Housing Program consists of the Competitive Program and a homeownership set-aside program called the Welcome Home Program. Under the Competitive Program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in semiannual offerings. The Welcome Home Program funds are available continuously throughout the year until the allocated funds are exhausted and are used to assist very low-, low-, and moderate-income families with the down payment and closing costs associated with purchasing a home. Under both programs, the income of qualifying individuals or households must not exceed 80 percent of the area median income. For 2007, up to 35 percent of the accrual will be set aside for the Welcome Home Program and the remainder allocated to the Competitive Program.
Two other housing and community investment-related programs, not falling under the auspices of the Affordable Housing Program, are the Community Investment Program and the Economic Development Advance Program. We provide Community Investment Advances to members at rates equal to our cost of funds, while Economic Development Advances have rates equal to our cost of funds plus three basis points. Members use the Community Investment Program primarily to fund housing and, under certain conditions, community economic development projects, while they use Economic Development Advances exclusively for economic development projects.
Investments
We invest in highly rated short-term unsecured money market instruments and longer-term unsecured mortgage-related securities. Finance Board Regulations and our Financial Management Policy specify the general guidelines for the types, amounts, and risk profile of investments we are permitted to hold, as well as permissible unsecured credit exposure to eligible counterparties. Short-term money market instruments include overnight and term Federal funds, certificates of deposit, bank notes, bankers’ acceptances, and commercial paper. Permissible longer-term investments include:
▪	debt securities issued by the U.S. government or its agencies;

▪	mortgage-backed securities and collateralized mortgage obligations supported by mortgage securities (together, mortgage-backed securities) and issued by government-sponsored enterprises or private issuers that on the purchase date are rated Aaa by Moody’s or AAA by Standard & Poor’s;

▪	asset-backed securities, collateralized by manufactured housing loans or home equity loans and issued by government-sponsored enterprises or private issuers that on the purchase date are rated Aaa by Moody’s or AAA by Standard & Poor’s; and

▪	marketable direct obligations of certain government units or agencies (such as state housing finance agencies), rated Aaa by Moody’s or AAA by Standard & Poor’s, that provide needed funding for housing or community lending.
We have never purchased any asset-backed security. Finance Board Regulations and our Financial Management Policy prohibit us from investing in certain securities considered to have a degree of market risk or credit risk inconsistent with our GSE status. These include but are not limited to most common stocks, instruments issued by non-United States entities, debt instruments that are non-investment grade on trade dates, and interest-only and principal-only stripped mortgage-backed and asset-backed securities. Our investments in mortgage-backed securities and asset-backed securities are limited by the requirement that our total book value of these holdings not exceed 300 percent of our previous month-end capital on the day we trade the securities.
The investment portfolio assists us in four ways in achieving our mission objectives:
▪	Liquidity management. Our investments portfolio helps us manage liquidity by enabling us to transform assets to cash without a significant loss of value. For further information, see the “Liquidity” section below.

▪	Management of market risk exposure. Short-term money market investments lead to more stable earnings because they typically earn a “locked in” match-funded spread with little market risk. The mortgage-backed securities portfolio enables us, for example, to diversify certain features of the Mortgage Purchase Program such as its preponderance of loans with 30-year terms. It also provides a regular source of investment opportunities, which is important in our dynamic management of market risk exposure.

▪	Earnings enhancement. Earnings from the investments portfolio help provide a competitive return to stockholders, help accommodate members’ preferences to hold capital stock in excess of the minimum required to capitalize Advances and mortgage loans, and enhance our commitment to Housing and Community Investment.

▪	Support for housing market. Investment in mortgage-backed securities and state housing finance agency bonds directly supports the residential mortgage market by providing capital and financing for, and management of, the liquidity, interest rate and options risks inherent in mortgages.

Deposits
The Act permits us to accept deposits from members, any institution for which we provide correspondent services, other FHLBanks, and other government instrumentalities. Deposit programs typically provide between one and two percent of our funding resources and provide members with competitive earnings on their liquid deposits with a highly rated entity. We offer several types of deposit programs to members including demand, overnight, term, and Federal funds deposits. Most deposit programs have overnight maturities and are priced off prevailing overnight money market rates. We are not required to hold collateral for our deposit programs.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
Under the Mortgage Purchase Program, which was introduced as a new Mission Asset Activity in 2000, members can sell us qualifying conforming fixed-rate conventional 1-4 family mortgages and residential mortgages guaranteed by the Federal Housing Administration (FHA). Mortgages acquired under the Mortgage Purchase Program are referenced on the Statements of Condition as “Mortgage Loans Held for Portfolio.” Members approved to sell loans to the FHLBank are referred to as Participating Financial Institutions (PFIs). A PFI may also be a third-party servicer (subject to our approval) of loans sold to us by other member PFIs.
A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-sub prime) mortgage. Established each year by the Office of Federal Housing Enterprise Oversight (OFHEO) based on data published by the Finance Board on average home prices, that amount was $417,000 in both 2006 and 2007. A “conventional” mortgage refers to non-government-guaranteed mortgages. We are permitted to purchase qualifying mortgage loans within any state or territory of the United States. We do not use any trust or intermediary to purchase mortgage loans from members.
We hold purchased mortgage loans on our balance sheet. Finance Board Regulations do not authorize us to sell loans purchased in the Mortgage Purchase Program, either directly or by securitization. Prior to engaging in any such business, the FHLBank would need to obtain Finance Board approval of the new business activity. While we have considered the feasibility and economic benefits of selling mortgage loan assets as a risk management tool, we currently have no plans to request the authority to do so.
The Mortgage Purchase Program directly supports our public policy mission of supporting housing finance. By selling mortgage loans to us, members can increase their balance sheet liquidity and remove from their balance sheet assets that carry interest rate and prepayment risk. The Mortgage Purchase Program, along with the similar programs at other FHLBanks, promotes a greater degree of competition among mortgage investors. Additionally, it enables small and medium-sized community-based financial institutions to use their existing relationship with the FHLBank to participate more effectively in the secondary mortgage market. Finally, the Mortgage Purchase Program enhances our long-term profitability on a risk-adjusted basis, which augments the return on stockholders’ capital investment.
We negotiate a Master Commitment Contract with each PFI, in which the PFI agrees to make every attempt to sell us a specific dollar amount of loans over a nine-month period. A PFI must have a Master Commitment Contract on file and a Blanket Security Agreement in place prior to making any loan sales. At this point, we can then purchase loans pursuant to a Mandatory Delivery Contract. A Mandatory Delivery Contract is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans in the future, with a forward settlement date, at a specified range of mortgage note rates and prices. Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail to us including some underwriting information. If the information on the loans satisfies the Master Commitment Contract, Mandatory Delivery Contract and our underwriting guidelines, we will purchase the loans by placing funds on the settlement date into the PFI’s demand deposit account at the FHLBank.
A unique feature of the Mortgage Purchase Program is that it separates the various activities and risks associated with residential mortgage lending. We manage interest rate risk, prepayment risk, liquidity risk and financing of the loans. PFIs manage marketing, originating and, in most cases, servicing. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). PFIs do not pay us a guarantee fee to transfer credit risk, because they retain most of the responsibility for managing and bearing that risk. Rather, the Mortgage Purchase Program has a feature, called the Lender Risk Account, under which PFIs are eligible to be paid by us for managing and bearing the credit risk. The Lender Risk Account also provides us a layer of credit risk protection, because actual loan losses are deducted against the amount we ultimately pay the PFI out of the Lender Risk Account.
Due to several credit enhancements, including homeowners’ equity, private mortgage insurance, the Lender Risk Account, and Supplemental Mortgage Insurance, we believe our exposure to credit risk on conventional loans purchased in the Mortgage Purchase Program is de minimis.
Earnings from the Mortgage Purchase Program are generated from monthly interest payments. Interest income on each loan is computed as the mortgage note rate multiplied by the loan’s principal balance outstanding, adjusted for the following:
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
We consider the cost of the Lender Risk Account and Supplemental Mortgage Insurance when we establish conventional loan prices. Each of these credit enhancement structures is incorporated in the consideration of our expected return. The pricing of each structure depends on a number of factors and is PFI specific. We do not receive any fees for retaining the risk of losses in excess of the Lender Risk Account and Supplemental Mortgage Insurance.
CONSOLIDATED OBLIGATIONS
Our primary source of funding is through participation in the sale of FHLBank System’s Consolidated Obligations. Consolidated Obligations are the unsecured joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. There are two types of Consolidated Obligations: Consolidated Bonds and Consolidated Discount Notes.
We participate in the issuance of Consolidated Bonds for three purposes:
▪	to provide liquidity;

▪	to finance and hedge intermediate- and long-term fixed-rate Advances and mortgage assets; and

▪	to finance short-term and LIBOR-indexed adjustable-rate Advances, typically by synthetically transforming fixed-rate Bonds to adjustable-rate LIBOR funding through the execution of interest rate swaps.
The maturity of Bonds typically ranges from one year to 15 years, although there is no statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also have a TAP Issue Program for fixed-rate, non-callable (bullet) Bonds that uses specific maturities that may be reopened daily during a 3-month period through competitive auctions. The goal of the TAP Issue Program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.
We participate in the issuance of Consolidated Discount Notes to fund short-term Advances, adjustable-rate Advances, certain long-term fixed-rate Advances that we hedge with interest rate swaps (most importantly, Convertible and Putable Advances), and short-term money market investments. These debt securities have maturities from one day to one year. They are offered daily through a Consolidated Discount Note selling group. Discount Notes are sold at a discount and mature at par.
The interest rates and prices at which the FHLBank System is able to issue Consolidated Obligations, and their interest cost relationship to other products such as U.S. Treasury securities and LIBOR, change frequently. Although the cost of issuing debt has been volatile, we believe that in recent years there has not been a consistent trend impeding or enhancing the FHLBanks’ ability to issue debt. Interest costs are affected by a multitude of factors including (but not limited to) the following:
▪	overall economic conditions;

▪	credit ratings of the FHLBank System;

▪	the level of interest rates and the shape of the U.S. Treasury curve;

▪	the level of asset swap rates and the shape of the LIBOR swap curve;

▪	the volatility of market prices and interest rates;

▪	supply from other issuers (including the U.S. Treasury, government-sponsored enterprises and other highly-rated borrowers);

▪	the interest rates and prices of other products in the financial markets such as mortgage-backed securities, repurchase agreements, and commercial paper;

▪	investor preferences for investing in debt securities;

▪	the total liquidity, volume, timing, and characteristics of issuances by the FHLBanks;

▪	the amount and type of Advance demand from the FHLBanks’ members;

▪	political events, including legislation and regulatory action;

▪	interpretations of market events and issuer news;

▪	actions by the Federal Reserve Board;

▪	the presence of inflation or deflation; and

▪	currency exchange rates.
Finance Board Regulations govern the issuance of Consolidated Obligations and prohibit any FHLBank from issuing individual debt securities without Finance Board approval. The FHLBanks issue Obligations through their fiscal agent, the Office of Finance, and they are distributed through dealers selected by the Office of Finance, using various methods including competitive auction and negotiations with individual or syndicates of underwriters. Some issuances are in response to specific inquiries from underwriters. Many Obligations are issued with the participating FHLBank(s) concurrently entering into interest rate exchange agreements with approved counterparties. Issuance volume is not concentrated with any particular underwriter.
Although we are primarily liable for our portion of Consolidated Obligations, i.e., those issued on our behalf for which we receive the proceeds, we also are jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all such debt. The Obligations for which we are the primary obligor are recorded as a liability in our Statements of Condition. If we do not pay the principal or interest in full when due on any Obligation issued on behalf of our FHLBank, Finance Board Regulations prohibit us from paying dividends or redeeming or repurchasing shares of capital stock.
The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation. If an FHLBank were unable to repay its participation in an Obligation for which it is the primary obligor, each of the other FHLBanks could be called on to repay all or part of the Obligation, as determined by the Finance Board based on a general, not specific, framework.
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
The Office of Finance is responsible for servicing the issuance of Consolidated Obligations and preparing the FHLBank Systems’ quarterly and annual combined financial statements. It serves as one source of information for the FHLBanks on capital market developments. Finally, it administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation (FICO), two corporations established by Congress to provide funding for the resolution and disposition of insolvent savings institutions.
LIQUIDITY
Similar to funding, our primary source of cost-efficient liquidity under normal operating environments is through participation in the issuance of the FHLBank System’s Consolidated Obligations. The FHLBank System is one of the largest issuers of debt in the worldwide capital markets. It has historically enjoyed flexibility in selling debt securities across a wide range of liquid structures at relatively low markups over market interest rates. Capital stock is a minor source of liquidity.
Besides proceeds from debt issuances, our sources of liquidity include cash, maturing Advances and investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Another potential source of liquidity is that, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the FHLBank System’s Consolidated Obligations, although this has never occurred. If this did occur, the terms, conditions, and interest rates would be determined by the Secretary of the Treasury.
Uses of liquidity include maturities and calls of Obligations, issuances of new Advances, purchases of loans under the Mortgage Purchase Program, purchases of investments, and payments of interest.
Money market investments assist in liquidity management by enabling us to easily transform assets to cash without a significant loss of value. Maintaining a money market investment portfolio also helps us participate in attractively priced debt, on an opportunistic basis. Proceeds from debt issuances can be temporarily invested in short-term liquid assets and quickly accessed to fund demand for Mission Asset Activity as needed, rather than having debt issuances dictated solely by the timing of member demand for funds. In addition, the investment portfolio provides a source of cash to meet potential Advance demand during periods of market volatility when it may not be advantageous or possible to participate in new debt issuances.
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

CAPITAL RESOURCES
Capital Plan
Basic Characteristics
The Gramm-Leach-Bliley Act of 1999 (GLB Act), which amended the Act, and related Finance Board Regulations established a new capital structure for the FHLBanks, which replaced the legislative capital structure in place since the founding of the FHLBank System in 1932. The Finance Board approved our Capital Plan on November 13, 2002, and we converted to our new capital structure on December 30, 2002. Our Capital Plan and the GLB Act are posted on our Web site (www.fhlbcin.com).
The GLB Act authorizes us to have up to two classes of stock. Each class may have sub-classes. Class A stock is conditionally redeemable with a member’s six-month written notice, and Class B stock is conditionally redeemable with a member’s five-year written notice. We offer only Class B stock as described below. Under our Capital Plan, we do not issue shares of capital stock except as required for an institution to become a member, maintain membership, or capitalize certain additional Mission Asset Activity and other assets; to pay stock dividends; and to pay interest on mandatorily redeemable capital stock. Our capital stock is a permanent source of capital under the GLB Act and our Capital Plan. The Capital Plan ties the amount of capital stock each member is required to invest in the FHLBank to both the amount of the member’s assets and the amount and type of its Mission Asset Activity with us. See Note 14 of the Notes to Financial Statements for further information on our Capital Plan.
The GLB Act and the Finance Board Regulations define total capital for regulatory capital adequacy as permanent capital and any amounts paid in by members for Class A stock; any general loss allowance, if consistent with GAAP and not established for specific assets; and other amounts from sources determined by the Finance Board as available to absorb losses. Permanent capital is defined as retained earnings plus the amount paid in for Class B stock, which includes both capital stock classified on our financial statements as equity and mandatorily redeemable capital stock classified as a liability.
We are required to satisfy three regulatory capital requirements.
▪	We must maintain at least a 4.00 percent minimum regulatory capital-to-assets ratio.

▪	We must maintain at least a 5.00 percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital.

▪	We are subject to a risk-based capital rule, as discussed in the “Risk-Based Capital Regulatory Requirements” section of Item 7.’s “Quantitative and Qualitative Disclosures About Risk Management.” Only permanent capital is permitted to satisfy the risk-based capital requirement.
Membership Stock, Activity Stock, Excess Stock, and Cooperative Capital
Membership stock is required to become a member and maintain membership. The membership stock requirement currently ranges from 0.03 percent to 0.15 percent of each member’s total assets. Separately from membership stock, a member may also be required to hold activity stock to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments (GFR), and the principal balance of loans and Mandatory Delivery Contracts in the Mortgage Purchase Program that occurred after implementation of the Capital Plan. Note that this differs from the definition of Mission Asset Activity used throughout this document to describe our business activity with borrowers.

After satisfying its membership stock requirement, each member must maintain an amount of Class B activity stock that results in it meeting or exceeding a minimum percentage, and in not exceeding a maximum percentage, of the various types of Mission Asset Activity. The current percentages, which have been in effect since the implementation of the Capital Plan, are as follows:

Mission Asset Activity	Minimum Percentage	Maximum Percentage
Advances	2%	4%
GFR	2	4
Mortgage Purchase Program	0	4
If a member owns more stock than is needed to satisfy the membership stock requirement and the maximum activity stock percentage for each Mission Asset Activity type, the remaining stock is designated as the member’s excess capital stock. We are permitted to repurchase excess capital stock at any time for general financial management, subject to the terms and conditions of the Capital Plan. To maintain compliance with our capital regulations, we are permitted to adjust the percentage range of the membership stock requirement and/or activity stock requirement. Any change to the activity stock requirement may be applied only prospectively to new Mission Asset Activity.
The FHLBank’s excess capital stock is stock we previously had issued to members that is in excess of the amount currently required to satisfy their aggregate membership and activity stock requirements. Under the Capital Plan, excess stock is defined as total Class B stock minus:
▪	total membership stock;

▪	total activity stock calculated using the member’s maximum activity stock percentages;

▪	excess shares created by the most recently paid dividend that are reserved for exclusive use by each member for one quarter after the dividend payment; and

▪	shares subject to redemption and withdrawal notices.
A member is normally permitted to use its own excess capital stock to capitalize its additional Mission Asset Activity. In this case, the stock is removed from excess capital stock and allocated to the member’s activity stock account at the maximum rate in effect at the time for the additional Mission Asset Activity, and the FHLBank’s excess capital stock is correspondingly reduced.
A member may also be permitted, under widely available circumstances, to capitalize its additional Mission Asset Activity, after exhausting its own excess stock, with excess capital stock owned by other members. This essential feature of our Capital Plan is called “cooperative capital.” “Cooperative capital” enables us to more efficiently utilize our capital stock. Currently, after utilizing its own excess stock, no member may use more than $200 million of the FHLBank’s excess capital stock. Once a member reaches this limit, all of its additional Mission Asset Activity must be capitalized by the member’s purchase of new capital stock at the maximum allocation percentage applicable for the type of Mission Asset Activity. Since implementation of the Capital Plan, no institution has reached the $200 million limitation.
Benefits of the Capital Plan
We believe the availability of all of our regulatory capital stock, as well as our retained earnings, to absorb potential financial losses is an important component of our safety and soundness and provides protection to our debt investors. We believe our Capital Plan strongly promotes the adequacy of capital to absorb financial losses because of the five-year redemption period, the option we have to call on members to provide additional capital if required to preserve safety and soundness, and the safety and soundness limitations on our ability to honor requested redemptions of capital. The Capital Plan’s features provide strong incentives for member stockholders to require us to carry a modest risk profile.
We believe the Capital Plan also strengthens our cooperative business structure, enables members to better plan their capital stock investment and activity with Advances and the Mortgage Purchase Program, and augments the flexibility of our management of capital and market risk. Historically, the concept of “cooperative capital” has enabled us to preserve our practice of paying dividends with additional shares of stock rather than in cash. Paying stock dividends enables members to have more flexibility in managing the amount of their capital investment in our FHLBank in the context of their business needs. Finally, the concept of “cooperative capital” better aligns the interests of heavy users of FHLBank services with light users by enhancing the dividend, by not requiring stock purchases to capitalize certain Mission Asset Activity, and by promoting flexibility in the management of dividend rates versus Advance rates and Mortgage Purchase Program prices.
Under a Finance Board capital rule effective on January 29, 2007, if the sum of each member’s excess capital stock exceeds one percent of our total assets, we are not permitted to pay dividends in the form of additional shares of stock. For more discussion, see the “Business Related Developments” section of “Executive Overview” in Item 7.
Retained Earnings
Prior to July 2004, we had no formal policy mandating a specific level of retained earnings. We had considered the appropriate amount of retained earnings as an ongoing business decision in the context of paying competitive dividends and maintaining our safety and soundness. In 2004, our Board of Directors formally adopted a Retained Earnings Policy. The Policy establishes a time schedule for increasing the amount of retained earnings to within a Board-established range. The current Retained Earnings Policy requires the amount of retained earnings to equal or exceed $160 million by the end of 2007, and to equal or exceed $215 million in a time consistent with the goal of continued payment of competitive dividends on members’ capital stock investment. We believe these ranges and time frames are sufficient and appropriate to ensure dividend payments over time are competitive and stable and to help protect members’ capital stock investment against the risk of impairment. Impairment risk can result from an extreme case of instability if earnings losses exceed the amount of our retained earnings for a period of time determined to be other than temporary. An impairment could force members to write down the par value of their capital stock investment in the FHLBank.
RISK MANAGEMENT
The FHLBank is exposed to various risks. These include business risk, market risk (also referred to as interest rate risk), credit risk, liquidity risk, and operational risk. A primary objective of our mission is to manage risk effectively, while expanding Mission Asset Activity and generating earnings to ensure stockholders earn a competitive return on their capital stock investment. We do this by establishing appropriate policy limits and by engaging in appropriate risk control activities. Our Board of Directors is required to monitor, oversee, and control all corporate risks and to establish corporate objectives regarding risk tolerances and financial performance expectations. The Board of Directors has delegated to senior management the responsibility for actively controlling risks. The framework within which we manage risk has two general categories:
▪	We have a Board-adopted Risk Management Policy that establishes policies and procedures addressing exposure to business risk, market risk, credit risk, liquidity risk, and operational risk. These policies and procedures must comply with all Finance Board Regulations and must be designed to achieve continuing compliance with safe and sound operations. The Risk Management Policy also requires senior management to perform annually, in writing, a thorough assessment of all material risks, which our Board of Directors reviews.
▪	We have a Board-adopted Strategic Business Plan that describes how our business activities will achieve our mission objectives and manage our risks.
The Risk Management Policy and the Strategic Business Plan are intended to ensure limited risk exposures from ongoing operations in the following broad ways:
▪	by anticipating potential business risks and appropriate responses;

▪	by defining permissible lines of business;

▪	by limiting the kinds of assets we are permitted to hold and the kinds of hedging and financing arrangements we are permitted to use;

▪	by limiting our exposure to market risk, credit risk, liquidity risk, and accounting risk; and

▪	by requiring strict adherence to internal controls, adequate insurance coverage, and comprehensive Human Resources policies and procedures.
We have an active process of managing our risk exposures on an enterprise-wide basis through regular formal meetings of several groups. These include senior management staff meetings, the Asset Liability Management Committee, the Disclosure Committee, the Financial and Correspondent Services Committee, the Business Resumption and Contingency Planning Committee, and the Operations Risk Management Steering Committee. Risk is also managed via regular monthly reporting to and discussion with the Board of Directors, as well as continuous monitoring, assessment, discussion and decision-making among key personnel across the FHLBank. To enhance our risk management capabilities, the Board of Directors recently approved and filled a new senior staff position, Chief Risk Officer, which reports directly to the President and CEO. This step was taken to ensure that we independently monitor, measure and evaluate our risks on an enterprise-wide basis.
We believe that business risk and market risk present the greatest potential impact on our ability to achieve our mission objectives, and that our exposures to credit risk and operational risk are minimal. Business risk is the potential adverse impact on achievement of our corporate mission objectives resulting from external factors, other than market, credit, liquidity and operational risks, over which we have limited influence or control. Business risks primarily include competitive forces, the concentration of assets and capital, developments in the financial services industry, changes in accounting principles, rules or interpretations, and changes in the regulatory, political and legislative environments. We believe business risk is more difficult to manage than market risk because of the inherent uncertainty of predicting external factors that affect our business. Many of management’s day-to-day activities focus on assessing, evaluating, and responding to business risk. We attempt to mitigate business risk through an extensive strategic planning process and ongoing monitoring of external activities and events. Our Risk Management Policy and Strategic Business Plan provide us with an effective framework and tools to respond to business risk events.
Market risk is the potential adverse impact of our corporate mission objectives from fluctuations in both the economic value of our stockholders’ capital stock investment and the level of future earnings from unexpected changes in, and the volatility of, the market environment (most importantly interest rates) and our business operating conditions. Detailed discussion of market risk is in Item 7.’s “Quantitative and Qualitative Disclosures About Risk Management.”
USE OF DERIVATIVES
As with our participation in debt issuances, the two primary reasons we use derivatives are to:
▪	hedge market risk exposure; and

▪	provide intermediation between the preferences of the capital markets for the kinds of debt securities in which they want to invest and the preferences of member institutions for the kinds of Advances they want to hold and the kinds of mortgage loans they want to sell.
Finance Board Regulations and our Financial Management Policy establish guidelines for the execution and use of derivative transactions. Permissible derivatives include interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts executed as part of our market risk management and financing. We are prohibited from trading in or the speculative use of these instruments and have limits on the amount of credit risk to which we may be exposed from derivatives. We account for all derivatives at their fair values in accordance with SFAS 133.
We engage in derivative transactions to complement our uses of debt instruments in hedging the market risk exposure of Advances and mortgage commitments. The most common sources of market risk exposure that we hedge with derivatives include changes in:
▪	interest rates;

▪	the relationship between short-term and long-term interest rates (i.e., the slope of the U.S. Treasury, LIBOR, and Consolidated Obligation yield curves);

▪	the relationship between FHLBank System debt spreads and other interest rate indices, primarily LIBOR and U.S. Treasury yields;

▪	the relationship between FHLBank System debt spreads and mortgage yields; and

▪	the relationship between fixed rates and variable rates.
The most common ways we use derivatives are to:
▪	preserve a favorable interest rate spread between the yield of an asset and the cost of the supporting Consolidated Obligations, when the characteristics of the asset and liability are not similar;

▪	reduce funding costs by executing a derivative concurrently with the issuance of Consolidated Bonds;

▪	hedge Advances (e.g., Convertible and Putable Advances) for which our members have sold us options embedded within the Advances; and

▪	hedge the market risk associated with timing differences in the settlement of commitments in the Mortgage Purchase Program and Consolidated Obligations.
Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing economic and GAAP earnings volatility, including volatility from the use of derivatives. Our primary philosophy regarding the use of derivatives is to execute those that we expect to be highly effective hedges of market risk exposure by closely mirroring the terms and characteristics of the derivatives and related hedged instruments. Therefore, we normally expect our use of derivatives to result in minimal economic earnings volatility and to receive fair value hedge accounting treatment under SFAS 133. Because of these two factors, our use of derivatives has historically created only a modest amount of GAAP earnings volatility.
In this context, we have not executed, nor do we currently have plans to execute, any derivatives to hedge market risk on a macro, or entire, balance sheet level or to hedge the market risk of mortgage assets, except for the commitment period of Mandatory Delivery Contracts in the Mortgage Purchase Program. We believe that, as a rule, the economic benefits of macro derivative hedges or derivative hedges of mortgage assets (except as noted) would not be sufficient to outweigh the increased costs and risks to our business. These costs and risks include potentially higher earnings volatility from derivatives usage, and our Board of Directors views it as important to minimize this source of volatility.
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
MEMBERSHIP TRENDS
The number and composition of members have stabilized in recent years after a period of rapid expansion in the early 1990s. This earlier growth was a result of the FIRREA legislation of 1989 that made commercial banks and credit unions eligible for membership in the FHLBank System, which greatly expanded the potential number of members from the System’s traditional thrift membership base. Membership eligibility for insurance companies was included in the original 1932 legislation. FHLBank membership grew from 345 in 1990 to 731 at year-end 1996. From 1997 to the present, membership has remained steady in the mid-700s, with the number of new members generally offset by a similar number of exiting members due to mergers and acquisitions. Currently, in the Fifth District there are a relatively limited number of financial institutions eligible for membership that are not already members.
COMPETITION
Numerous economic and financial factors influence the competition for wholesale lending to members. The most important factor that affects Advance demand is typically the general availability of competitively-priced local retail deposits, which most members view as their primary funding source, in amounts and maturity structures that meet members’ funding needs. Both small and large members typically have access to brokered deposits, repurchase agreements and public unit deposits, each of which present competitive alternatives to Advances. Due to the difference in asset size and resources, smaller members typically do not have access to certain other funding and hedging sources that may be available to larger members, such as subordinated debt, covered bonds, interest rate swaps, and commercial paper facilitated through the national and global credit markets. Public unit deposits compete with Advances as an alternative funding source for members. However, the use of such deposits typically requires the pledging of securities or other acceptable forms of collateral, including our Letters of Credit, to the public unit. As a result, public unit deposits can suppress Advance activity but at the same time stimulate the use of our Letters of Credit.
The holding companies of some of our large asset members have membership(s) in other FHLBanks through affiliates chartered in another FHLBank district. Others could easily initiate memberships in other FHLBank districts, either with or without altering their organizational structure. The competition among FHLBanks for the business of multiple-membership institutions is similar to the competition that FHLBanks have with other providers of wholesale funding and other investors in mortgages. Access to Mission Asset Activity and dividends on capital stock holdings are available through each FHLBank membership. There are also considerations of perceived differences in the safety and soundness among the FHLBanks and in the quality of FHLBanks’ capital plans, and of members’ evaluation of the actual or perceived benefits of diversifying business relationships among FHLBank memberships. We regularly monitor, to the extent possible, other FHLBanks’ offerings and pricing of Mission Asset Activity, dividend and earnings performance, and capital plans.
The primary competitors for the loans we are currently permitted to purchase under the Mortgage Purchase Program are other housing government-sponsored enterprises (Fannie Mae, Freddie Mac), government agencies (Ginnie Mae), and other FHLBanks and private issuers. We compete primarily based on price, products, and services. Fannie Mae and Freddie Mac in particular have long-established and efficient programs and are the dominant purchasers of residential conforming fixed-rate conventional mortgages. In addition, a number of private financial institutions have established securitization programs.
With regard to the issuance of Consolidated Obligations, the FHLBank System competes primarily with the other GSEs as well as other entities that issue unsecured debt in the national and global markets, including the U.S. government. Competition revolves around the following factors:
▪	interest rates offered on debt;

▪	the market’s perception of the credit quality of the issuing institutions;

▪	the market’s perception of the liquidity of debt;

▪	the types of debt structures offered;

▪	the effectiveness of marketing; and

▪	the ability to execute various debt structures to meet investors’ needs.
PERSONNEL
As of February 28, 2007, we had 173 full-time employees and 7 part-time employees. Our employees are not represented by a collective bargaining unit.

TAXATION
We are exempt from all federal, state, and local taxation other than real property taxes. However, we are obligated to make payments to REFCORP equal to 20 percent of net earnings after operating expenses and the Affordable Housing Program expense, but before charges for REFCORP. Currently, the combined assessments for REFCORP and the Affordable Housing Program are the equivalent of a 26.8 percent effective annualized net tax rate. Despite our tax exempt status, any cash dividends we issue are taxable dividends to the members and do not benefit from the corporate dividends received exclusion. See Notes 1, 9 and 10 of the Notes to Financial Statements for additional details regarding the Affordable Housing Program and REFCORP assessments.
Item 1A. Risk Factors.
The following discussion summarizes the important risks we believe we face. The risks, if realized, could negatively affect our business, financial condition, and/or results of operations, with various potential results, including:
▪	dividend rates could become uncompetitive;

▪	stockholders could request redemption of a portion of their capital or request withdrawal from membership (both referenced herein as “request withdrawal of capital”);

▪	stockholders could have their capital stock investment designated as an impaired asset on their financial statements;

▪	members could have reduced access to competitively priced Mission Asset Activity; and

▪	debt investors could have an increased risk of not receiving their principal and/or interest payments on a timely basis.
We make no assessment here of the likelihood of these risks, or their severity were they to occur. Where applicable, the risk factors include reference to additional related information in this document.
A change in investors’ or rating agencies’ perception of GSEs may raise our debt costs and/or lower our credit ratings.
In the last several years, errors in accounting, weak risk management practices, and other business issues at GSEs, including other FHLBanks, may have caused investors and rating agencies to assess the FHLBank System’s debt securities as riskier investments, which may have resulted in higher debt costs. In addition, the triple-A ratings of the System’s Consolidated Obligations are based in part on the GSE status of the System’s FHLBanks. This status causes some to believe that the U.S. government would support the System’s debt in a credit crisis, although it has no legal obligation to do this. If these assessments or perceptions change, the System’s debt ratings, debt costs, and ability to access debt markets on favorable funding terms could suffer. This could result in lower earnings, less attractive terms of Mission Asset Activity, reduced Mission Asset Activity, stockholder requests to withdraw capital, and difficulty in refinancing outstanding Consolidated Obligations as they come due.
Impaired access to the capital markets could reduce liquidity, decrease the amount and attractiveness of Mission Asset Activity, and lower earnings.
Our primary long-term source of funding and liquidity is through access to the capital markets for participation in the issuance of debt securities, and our primary tools to manage market risk are the issuance of debt securities and derivative transactions. An impaired ability to access these markets, due to events internal or external to our FHLBank, could significantly harm our financial condition and results of operations.

The joint and several liability for Consolidated Obligations could decrease earnings and our ability to extend Mission Asset Activity to members on favorable terms.
No FHLBank has ever defaulted on its principal or interest share of an Obligation. In addition, the Finance Board has never required an FHLBank to make principal or interest payments based on another FHLBank’s Consolidated Obligation liability. However, if either event were to occur, any liability assigned to our FHLBank could significantly decrease earnings, reduce Mission Asset Activity, and cause stockholders to request withdrawal of capital.
New or changes in legislation or Finance Board Regulations could increase our operating costs, lower profitability, raise uncertainty among our member stockholders, and reduce Mission Asset Activity and capitalization.
The FHLBanks are governed by federal laws, as well as Finance Board Regulations. As a financial regulator, the paramount concern of the Finance Board is to ensure the safety and soundness of the FHLBanks. Legislative mandates and regulations applied to the FHLBank System may compete with our corporate mission objectives and the value of membership. The legislative or regulatory environment could be changed in a manner that would negatively impact our members’ ability and preference to hold our capital stock or engage in Mission Asset Activity. As discussed in Item 7.’s “Executive Overview,” the Finance Board’s final Capital Rule effective January 29, 2007 could harm our mission objectives and membership value.
Economic downturns could decrease our Mission Asset Activity and lower our profitability.
Demand for Mission Asset Activity is correlated with the general health of the economy and business conditions. A persistently weak or recessionary economy could lower the amount of Mission Asset Activity, decrease earnings, and, at the extreme, result in stockholder requests to withdraw capital.
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
A relatively small number of members constitute the bulk of our Mission Asset Activity and capitalization. These members could decrease their Mission Asset Activity and the amount of their FHLBank capital stock. This could occur from merger and acquisition activity or from reduced demand for our products and services. Substantial reductions in Mission Asset Activity or capital from these members could affect the pricing of Mission Asset Activity, materially decrease earnings, and, at the extreme, cause other stockholders to request withdrawal of capital.
The amount of our retained earnings may be insufficient to preserve a competitive dividend return or protect stockholders’ capital investment against impairment.
If dividend rates become uncompetitive from an insufficient amount of retained earnings, or inability to distribute retained earnings for regulatory reasons, members may withdraw capital. At the extreme, if the amount of retained earnings were insufficient to protect stockholders’ capital investment against losses, the value of our capital stock on members’ books could be reduced below its par value and designated as an impaired asset.

Changes in our application of relevant accounting standards, especially SFAS 133 and SFAS 91, could materially increase earnings volatility and consequently reduce the quality of members’ capital investment, the amount of Mission Asset Activity and the amount of capital.
We believe there have been no material effects on our Mission Asset Activity, capitalization, or earnings because of our application of SFAS 133 and SFAS 91. If we were required to change our application of these two accounting standards, if we began to engage in a larger amount of derivatives involving economic or macro hedges under SFAS 133, or if we significantly increased the amount of mortgage assets leading to greater volatility from SFAS 91, the resulting increase in the volatility of our earnings could cause members to hold less Mission Asset Activity and cause stockholders to request withdrawal of capital.
Changes in interest rates could significantly reduce our ability to pay members a competitive dividend from current earnings.
The competitiveness of our earnings compared to stockholders’ alternative investment choices is normally exposed to sharp increases in short-term interest rates and sharp decreases in long-term interest rates. In some scenarios, changes in interest rates could result in our profitability being below stockholders’ expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and stockholders could request withdrawal of capital.
We may not be able to effectively or economically hedge the potential volatility in mortgage prepayment speeds, which could lower profitability and make it more volatile, as well as hinder our ability to offer the Mortgage Purchase Program.
Significant increases in earnings volatility resulting from unhedged mortgage prepayments could impact our credit ratings, which could affect debt costs, the attractiveness of Mission Asset Activity, and cause stockholders to request withdrawal of their capital.
Our spreads on assets to funding costs may narrow because of changes in market conditions and competitive factors, resulting in lower profitability.
Our asset spreads tend to be narrow compared to those of many other financial institutions, making our profitability relatively lower. Market conditions could substantially cause asset spreads, and therefore our profitability, to decrease, resulting in members’ requests to withdraw their capital.
We are exposed to credit risk that, if realized, could materially and adversely affect our financial condition and results of operations.
Credit risk exposure exists from Advances, loans under the Mortgage Purchase Program, investments, and the uncollateralized portion of market risk exposure from interest rate swaps. Although we believe that all Mission Assets are well protected against credit risk exposure, most investments and interest rate swaps are unsecured. While we lend investments to and execute derivatives with highly rated institutions, a credit risk event could occur with a large unsecured position. This could negatively affect our financial condition, results of operations, and the value of FHLBank membership.
Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.
Our business success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified people can be intense. Should we be unable to hire or retain effective key personnel, our profitability and financial condition could deteriorate.

Failures or interruptions in our internal controls, information systems and other operating technologies could harm our financial condition, results of operations, reputation, and relations with members/stockholders.
Control failures or interruptions could occur from human error, fraud, system breakdowns, natural or man-made disasters, and unfavorable changes in operating processes. We can provide no assurances that we would be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures or interruptions.
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
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
By law, only our members (and former members that have outstanding Mission Asset Activity) may own our stock. As a result, there is no public market for our stock. The par value of our capital stock is $100 per share. As of December 31, 2006, we had 741 member stockholders and 37 million shares of capital stock outstanding, all of which were Class B Stock.
We paid quarterly dividends in 2006 and 2005 as outlined in the table below. All of these dividends were paid in the form of capital stock, except that fractional share amounts were paid in cash.

(Dollars in millions)	2006		2005
		Percent Per		Percent Per
Quarter	Amount	Annum	Amount	Annum
First	$50	5.750	$42	4.500
Second	50	5.750	45	4.875
Third	51	5.750	42	4.875
Fourth	54	6.000	50	5.750
Generally, our Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our dividend declaration policy states that dividends for a quarter are declared and paid based on actual earnings through the end of the previous quarter using the current quarter’s average stock balances. Thus, any dividend declared during a quarter does not include any actual or projected earnings for the current quarter.
On January 29, 2007, a final Capital Rule from the Finance Board became effective. The Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank’ assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned by all members that is in excess of each member’s membership and mission asset activity requirements (as defined in our Capital Plan). Because we have generally exceeded the one percent threshold, our ability to pay dividends in the form of capital stock, as we have for the past 20 years, will be limited. See the “Business Related Developments” section of the “Executive Overview” of Item 7. for additional information regarding the new rule.
We may not declare a dividend if, at the time, we are not in compliance with all of our capital requirements. We also may not declare or pay a dividend if, after distributing the dividend, we would fail to meet any of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the FHLBank. We currently expect to continue to pay dividends at a spread above comparable short-term interest rates. See Note 14 of the Notes to the Financial Statements for additional information regarding our capital stock.
RECENT SALES OF UNREGISTERED SECURITIES
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $33 million, $32 million and $43 million of such credit support during 2006, 2005 and 2004, respectively. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. Selected Financial Data.
The following table presents selected balance sheet information (based on book balances), income statement data and financial ratios for the five years ended December 31, 2006.

	Year Ended December 31,
(Dollars in millions)	2006	2005	2004	2003	2002

BALANCE SHEET DATA:

Total assets	$81,387	$77,180	$76,577	$77,144	$71,071
Advances	41,956	40,262	41,301	43,129	40,063
Mortgage loans held for portfolio, net	8,461	8,418	8,371	8,101	3,767
Investments (1)	30,620	28,220	26,671	25,624	26,819
Deposits	927	911	1,041	1,418	2,333
Consolidated Obligations (2)	75,186	71,098	70,451	69,804	63,034
Mandatorily redeemable capital stock	137	418	34	—	—
Affordable Housing Program	96	91	89	86	82
Payable to REFCORP	17	16	15	12	12
Capital stock – putable	3,658	3,504	3,800	3,645	3,548
Retained earnings	255	208	168	92	65
Total capital	3,907	3,709	3,963	3,734	3,611

INCOME STATEMENT DATA:

Net interest income (3)	$386	$340	$302	$228	$265
Provision for credit losses on mortgage loans	—	—	—	—	—

Net interest income after provision for credit losses on mortgage loans	386	340	302	228	265

Other income	6	3	44	36	4
Other expenses	46	42	37	31	26

Income before assessments	346	301	309	233	243
Assessments	93	81	82	62	65

Net income	$253	$220	$227	$171	$178

Dividends paid in stock	$205	$179	$152	$143	$156
Dividends paid in cash	—	—	—	—	1

Total dividends paid	$205	$179	$152	$143	$157

Weighted average dividend rate (5)	5.81%	5.00%	4.13%	4.00%	4.63%
Return on average equity	6.70	5.79	5.97	4.66	5.17
Return on average assets	0.32	0.28	0.28	0.22	0.27
Average net interest margin (3) (6)	0.49	0.43	0.38	0.30	0.40
Capital-to-assets ratio at period end	4.80	4.81	5.18	4.84	5.08
Operating expense to average assets	0.046	0.042	0.035	0.032	0.032

(1)	Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 13 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was as follows (in millions):

$951,990	$937,460	$869,242	$759,529	$680,695

(3)	Includes Advances-related items of (in millions):

SFAS 133 basis adjustments (4)	$—	$(1)	$(38)	$(25)	$—
Prepayment fees on Advances, net	6	—	69	30	26

Total	$6	$(1)	$31	$5	$26

(4)	Amortization of basis adjustments on modified hedge relationships decreased “Net interest income” and increased the gain on SFAS 133 market adjustments in “Other income” by these amounts.

(5)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that affect our forward-looking statements include the following:
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

EXECUTIVE OVERVIEW
Financial Condition
We believe our financial condition remained stable in 2006. Mission Asset Activity had an average balance in 2006 of $56,060 million, an increase of $1,325 million, or 2.4 percent, over 2005, after being essentially flat in 2005 over 2004. Most of the large increase ($7,000 million, or 14.0 percent) from year-end 2005 to year-end 2006 in Mission Asset Activity was due to a significant spike in the last two months of 2006 in the notional principal amount of available lines outstanding for Letters of Credit to one member. Adjusting for this spike, Mission Asset Activity at year-end 2006 would have been up $2,000 million, or 4.0 percent, from year-end 2005. Mission Asset Activity represented over 70 percent of our average assets in 2006, almost two percent above 2005’s ratio.
The relatively modest growth of Mission Asset Activity for both average and (adjusted) ending balances reflected the combined effect of several factors.
▪	In the last three quarters of 2005 Advance balances generally declined, due primarily to the actions of several large borrowing members to restructure their liability positions and to merger activity involving two of our larger borrowing (now former) members. Although these 2005 Advance reductions were more than offset in 2006 by Advance growth from our largest remaining borrowers and from a newer large-asset member, the net effect was restrained growth in Advances.

▪	There was relatively subdued member demand for our Advances, which we believe primarily reflected subdued economic growth in our Fifth District and intense competition for our Advance products. We believe competition strengthened in 2006 and 2005 due in part to heavy use of brokered deposits, especially by some of our larger members. Secondarily, the unfavorable flat to inverted yield curve resulted in difficult conditions for financial institutions to profit from lending and investing activity.

▪	The balances in the Mortgage Purchase Program were essentially flat on both an average and period-end basis. This was primarily because of a relatively unfavorable market for originations and refinancings of the kinds of mortgages we are permitted to purchase. We also believe the lack of growth in the Mortgage Purchase Program was because of the uncertainty about our capital requirements and dividend rates caused by a proposed Capital Rule from our regulator issued in March 2006 (see the “Business Related Developments” section of the “Executive Overview”).
Although growth was modest, we believe our Mission Asset Activity programs remained well accepted by members. Various market penetration rates continued to indicate consistent Advance usage and the daily volatility of Advances continued to be high. We believe the ability of members to quickly and cost effectively change how they use Advances without onerous cost is a significant source of membership value and indicates that our Advances continue to be vital funding sources for members in their ongoing asset/liability management needs. We continued to broaden the usage of the Mortgage Purchase Program despite the difficult mortgage market and the uncertain regulatory environment. In 2006, we transacted over $1,200 million purchases and commitments to purchase loans (down from over $1,700 million in 2005), eight members became approved to sell us mortgages, and eight members sold us loans for the first time.
Our investment portfolio continued to perform its functions of providing liquidity, enhancing earnings and management of market risk, and supporting the housing markets. The average 2006 principal balance of short-term money market securities was $13,024 million and of mortgage-backed securities was $11,827 million.
Our regulatory capital averaged $4,007 million in 2006, similar to the average amount in 2005. The regulatory capital-to-assets ratio averaged 5.05 percent in 2006, well above the 4.00 percent regulatory minimum and at levels adequate for us to manage our operations and market risk profile. The FHLBank System continued to have sufficient access to the capital markets on favorable terms for funding and liquidity, enabling us to offer members competitive products and services and to effectively manage risk and liquidity.
We accrued $29.6 million in 2006 for future use in the Affordable Housing Program, $3.7 million more than in 2005, and awarded $36.7 million in funds to 256 different members, over one-third of total members.

Results of Operations
We believe our operations continued to generate a competitive level of profitability. The following table summarizes our results of operations and dividend rates paid for the periods selected.

	Year Ended
	December 31,
(Dollars in millions)	2006	2005	2004
Net income	$253	$220	$227
Return on average equity	6.70%	5.79%	5.97%
Return on average assets	0.32	0.28	0.28
Weighted average dividend rate	5.81	5.00	4.13
Average 3-month LIBOR	5.20	3.56	1.62
ROE versus 3-month LIBOR	1.50	2.23	4.35
Dividend rate versus 3-month LIBOR	0.61	1.44	2.51
The results of operations for 2006 were consistent with trends we normally experience when short-term interest rates increase. There is a tradeoff between the level of ROE and the difference, or spread, between ROE and short-term interest rates. The level of the ROE tends to correlate positively with movements in short-term interest rates, primarily because earnings increase from investment of interest-free capital. However, the ROE and short-term rates tend to correlate inversely because we normally engage in an amount of short funding to help maintain competitive profitability. In addition, the spread between ROE and short-term interest rates narrowed because of the maturity of a substantial amount of low cost Consolidated Bonds relative to book yields on long-term portfolio assets and because new mortgage assets continued to have narrow spreads to funding costs.
Given our cooperative business structure, modest risk profile and the nature of our Capital Plan, we believe the dividend rate paid in 2006 represented a competitive return on our members’ capital investment in our company. The fact that the dividend rate paid was below the ROE reflected our Board of Directors’ decision to continue to increase retained earnings. This decision includes, among other things, assessment of the competitiveness of the actual dividend rates paid. Retained earnings grew $47 million in 2006, after growing $40 million in 2005. At the end of 2006, we had $255 million in retained earnings. Since year-end 2001 when we began to grow retained earnings substantially, quarterly earnings have been sufficient to enable us to both increase retained earnings $212 million and pay competitive dividend rates. We believe the growth in retained earnings has enhanced membership value by augmenting our future ability to ensure stable, competitive dividends and by improving protection of members’ capital investment against impairment risk.
For the 20th consecutive year, our Board continued in 2006 to authorize a payment of dividends in the form of additional shares of stock. We believe that stock dividends, compared to cash dividends, provide members more flexibility with their FHLBank capital investment in the context of their management of liquidity, market risk exposure, funding requirements, asset concentration, and corporate taxation.
The current earnings available to pay as a dividend on stockholders’ capital stock normally exceeds the ROE because of the existence of retained earnings. We invest retained earnings to generate net income but dividends are not paid on retained earnings. The difference in 2006 between the dividend rate payable and the ROE was approximately 45 basis points.

Business Related Developments
Final Capital Rule
On December 22, 2006, the Finance Board adopted a final Capital Rule, effective January 29, 2007. The Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank’ assets. The final Rule deals only with the excess capital stock provision of the original rule proposed on March 15, 2006. The Finance Board has indicated it intends to address the issue of the adequate amount of retained earnings at a later date. The final Capital Rule is available on our Web site: www.fhlbcin.com, and on the Finance Board’s Web site: www.fhfb.gov.
Our excess capital stock, as it is defined by the Finance Board, has generally exceeded one percent of our assets. In order to comply with the final Rule, we notified member stockholders that their first quarter 2007 dividends would be paid in cash instead of additional capital stock, as had been the case for 20 consecutive years, and that there is a high probability that future dividends after the first quarter will be paid in cash. We believe most members view stock dividends as providing incremental value to their return on their capital investment compared to cash dividends. We cannot predict members’ reactions if we are required to pay cash dividends for an extended period of time. There is a possibility that some members would request redemptions of significantly large amounts of excess capital stock or reduce their Mission Asset Activity with us, which could unfavorably affect our financial management and ability to offer attractive Mission Asset programs.
Management and the Board of Directors are considering the final Capital Rule’s potential long-term effects on our ability to achieve our corporate mission objectives and maximize membership value. We are also considering the feasibility of appropriate strategies to increase the probability of being able to pay stock dividends in future periods in compliance with the Rule. The analysis is being conducted within the context of the tradeoffs of all sources of membership value, including the pricing, features and composition of Mission Asset Activity, the level of the dividend rate, and the ability to have a sufficient amount of excess capital stock and liquidity to conduct our business prudently. It is also being conducted with recognition of the Finance Board’s possible future actions on retained earnings. We currently cannot predict what strategies, if any, will be implemented, or their effect if they are implemented.
Suspension of Two Voluntary Housing Programs
In late 2005, our Board of Directors voted to establish a $15 million fund called New Neighbors for use in 2006 and 2007 for grants to our members to assist families displaced by hurricanes in 2005 who wish to secure permanent housing opportunities. This fund is voluntary and over and above our other Housing and Community Investment programs. Another voluntary program is the American Dream Homeownership Challenge, which is an annual grant program through our members to assist minorities and persons with special needs. It was established in 2003 to complement President Bush’s Blueprint for the American Dream initiative to increase minority homeownership. For 2006, the American Dream had been approved at a funding level of $1.0 million.
At its April 2006 meeting, our Board of Directors voted to temporarily suspend these voluntary programs. This decision was made in response to uncertainties regarding the impact of the Finance Board’s proposed Capital Rule issued in March 2006 on our future business operations and financial condition. Our other housing programs, which are mandatory, were unaffected by this decision. Until the programs were suspended, we had approved $2.8 million in grants to 155 families under New Neighbors and held one offering of American Dream funds, which resulted in awarding $0.5 million to 90 families.
In light of the Finance Board’s final Capital Rule, our Board of Directors, at its February 2007 Board meeting, approved reinstating the American Dream Program for 2007, with an expanded funding of $3.0 million. The New Neighbors Program was not reinstated; however, families displaced by natural disasters are eligible for grants in the American Dream Program.

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
Change in Policy of Declaring Dividends
At its April 2006 meeting, our Board adopted a new dividend declaration policy. Previously, dividends had been declared in the last month of a quarter, and paid on the last day of the quarter, based on that quarter’s estimated earnings and estimated average capital stock balances. Effective with the new policy, dividends for a quarter are declared and paid based on actual earnings through the end of the previous quarter using the current quarter’s average stock balances. Thus, any dividend declared during a quarter does not include any actual or projected earnings for the current quarter. The Board believes this change removes any uncertainty involved in declaring dividends based on estimated earnings.
Finance Board Ruling on Public Interest Directors
The Finance Board adopted an interim final rule, effective January 24, 2007, establishing procedures for the selection of appointed public interest directors to each FHLBank’s Board of Directors. While the rule became effective immediately upon that date, the Finance Board accepted comments on the interim rule for 30 days after publication, ending February 23, 2007. No further action has been taken since the comment period closed. As written, the rule establishes a March 31, 2007 deadline for each FHLBank Board to submit nominees to the Finance Board to fill all remaining public interest director vacancies. Currently, our Board has four vacancies. Thereafter, each FHLBank Board will submit nominees to the Finance Board on or before October 1, for the appointive directorships that will become vacant at the end of the current calendar year. As of the date of the filing of this Form 10-K, our Board was in the process of completing its list of 2007 nominees to submit.
Legislative Activity
Leadership of the 110th Congress, which convened January 3, 2007, has publicly expressed support for passing a bill that would create a new independent agency to oversee the housing GSEs: Fannie Mae, Freddie Mac and the FHLBanks. New legislation will have to be written and enacted in the House and the Senate, both of which are under new leadership following the 2006 mid-term elections. We cannot predict whether legislation ultimately will be enacted that includes the FHLBanks and, if enacted, what effect the legislation would have on the FHLBanks.
Outlook and Challenges
We believe that our cooperative business model is fundamentally stable and that we will be able to continue to achieve our mission objectives. There are, however, several challenges and concerns we see, in addition to adapting to the Finance Board’s final Capital Rule discussed in “Business Related Developments.”
Mission Asset Activity
In addition to the ongoing competitive pressures discussed in the “Competition” section of Item 1., there is a significant ongoing risk that could impact the growth and volatility of Mission Asset Activity and the ability to pay competitive dividends – namely that capital stock and Mission Asset Activity are concentrated among several members. Our large members tend to change their utilization of Mission Asset Activity aggressively over time in accordance with their asset/liability management needs. They also tend to be affiliates of financial institution holding companies that are chartered outside the Fifth District or that have affiliates chartered outside our District. The holding companies can have memberships in multiple FHLBank districts within their affiliate structures and/or could easily initiate memberships in other FHLBank districts. The continued consolidation of the financial services industry is also a concern. These circumstances increase the uncertainty and potential volatility of our membership composition, capital stock and Mission Asset Activity.
To date, there have been no systemic long-term reductions in Mission Asset Activity balances and no persistent unfavorable effects on profitability from the concentration of capital stock and Mission Asset Activity. However, the risks highlight the importance of contingency planning related to these risks. If a large member stockholder or user of Mission Asset Activity were to withdraw from membership due to a merger or otherwise, or significantly reduce its activity with us, we would consider enacting prudent strategic responses within the context of our Capital Plan,

Retained Earnings Policy, and pricing of Mission Asset Activity. We are not currently aware of any pending or potential member mergers or acquisitions that could materially affect Advance usage.
For the Mortgage Purchase Program, the unfavorable market conditions and a relative lack of large members selling us loans have caused growth to slow substantially in the last three years. We believe the Program’s ability to continue to serve our members’ needs over the long term will depend on the successful marketing of the Program to members who currently do not actively participate in it and the development of additional products and features. Given current regulatory restrictions on the kinds of residential mortgages we may purchase, we continued to be limited in the overall competitiveness of the Program. In addition, net spreads to funding costs on mortgage assets continued to be narrow, which unfavorably affects earnings and, in some cases, the competitiveness of our loan pricing in the Mortgage Purchase Program.
Debt Costs
Another risk that could materially affect Mission Asset Activity is the cost of the FHLBank System’s Consolidated Obligations relative to market indices such as yields on U.S. Treasury securities and LIBOR. These spreads, which are affected by many factors, are the primary determinants of the general competitiveness of Advance rates. Beginning in the mid- to late 1990s, Consolidated Obligation spreads over yields on U.S. Treasury and LIBOR securities widened primarily because the FHLBank System and other GSEs began issuing many more debt securities. In this decade, average spread levels on Consolidated Obligations have somewhat stabilized, although they do continue to exhibit material volatility over time. We cannot predict the future trends in the cost of Consolidated Obligations relative to other market interest rates or the exact effect of changes in their spreads on the demand for Mission Asset Activity.
Profitability
We continue to focus on expected and unexpected earnings volatility, the level of profitability, and the adequacy of retained earnings to provide a dividend stabilization reserve. We anticipate that the next several years will present reduced profitability compared to the level of profitability over the last five years. The factors identified above in the “Results of Operations” section that affected earnings in 2006 are expected to result, if they persist, in a further narrowing of the spread between the ROE and short-term interest rates. In particular, the substantial amount of low-cost unswapped debt scheduled to mature in the next several years is expected to increasingly pressure earnings. However, although relative profitability is on a downward trend, we expect our operations to continue to generate a competitive financial return on member stockholders’ capital investment in our FHLBank across a wide range of business, financial, and economic environments and over the short term and long term. The largest risks are large movements in interest rates over a short time period, combined with unfavorable changes in mortgage prepayment speeds and unfavorable changes in business conditions such as asset spreads and Mission Asset volumes.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
The primary external factors that affect our Mission Asset Activity and earnings are the general state of the economy and financial institutions, especially in the Fifth District states; trends in the financial condition of our members; and market interest rates. The national economy has been expanding moderately for several years. After increasing 3.9 percent in 2004 and 3.2 percent in 2005, real (adjusted for the effect of inflation) Gross Domestic Product (GDP) grew by 3.3 percent in 2006. First quarter 2006 GDP growth was robust at 5.6 percent, but in the last three quarters GDP growth was more muted at an average of 2.3 percent per quarter. In addition to the slower national GDP growth in the last three quarters, Federal Reserve regional surveys of business activities and other anecdotal evidence indicate that the economies of the Fifth District states were recently less robust than the national economy. Based on our close communications with members and review of their public disclosures, some of them appear to have faced difficult lending environments in 2006, especially community-based financial institutions. It also has been reported that in 2006 Ohio had the highest state foreclosure rate.

Holding constant the viability of competitive alternatives to our Advances, Advance demand tends to correlate positively with members’ loan growth and inversely with their deposit growth. We compile data on annual changes in the balances of loans, total assets (which includes loans, investments and other assets), deposits and capital of our member stockholders. The most recent analysis indicates that, for the median stockholder, the trend in the last three years has been for loan growth, as well as for total asset growth, to decrease relative deposit growth. Asset growth was less than deposit growth in 2006. In addition, investment balances decreased in each of the last three years, suggesting that a portion of the loan growth was financed by investment runoff. These trends in member stockholders’ balance sheets may have contributed to the modest growth in average Advance balances in 2006 and 2005.
As a financial institution, trends in market interest rates strongly affect our earnings and strategic decisions on managing the tradeoffs in the market risk/return profile. Interest rate trends can also affect demand for our Mission Asset Activity, spreads on assets and the cost of funding. The following table presents key market interest rates for the periods presented (obtained from Bloomberg L.P.).

	Year 2006		Year 2005		Year 2004
	Average	Ending	Average	Ending	Ending
Federal Funds Target	4.96%	5.25%	3.19%	4.25%	2.25%
3-month LIBOR	5.20	5.36	3.56	4.54	2.56
2-year LIBOR	5.23	5.17	4.23	4.85	3.45
5-year LIBOR	5.23	5.09	4.48	4.88	4.03
10-year LIBOR	5.32	5.18	4.73	4.94	4.64
2-year U.S. Treasury	4.81	4.81	3.84	4.40	3.07
5-year U.S. Treasury	4.74	4.69	4.04	4.35	3.61
10-year U.S. Treasury	4.79	4.70	4.28	4.39	4.22
15-year mortgage current coupon (1)	5.60	5.50	4.93	5.31	4.62
30-year mortgage current coupon (1)	5.98	5.81	5.39	5.76	5.25

	Year 2006 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal Funds Target	4.43%	4.90%	5.25%	5.25%
3-month LIBOR	4.76	5.21	5.43	5.37
2-year LIBOR	5.01	5.43	5.37	5.11
5-year LIBOR	5.03	5.49	5.35	5.05
10-year LIBOR	5.09	5.61	5.45	5.14
2-year U.S. Treasury	4.59	4.98	4.93	4.74
5-year U.S. Treasury	4.53	4.98	4.84	4.60
10-year U.S. Treasury	4.56	5.06	4.89	4.63
15-year mortgage current coupon (1)	5.40	5.82	5.72	5.46
30-year mortgage current coupon (1)	5.81	6.22	6.10	5.79

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.
The trends of rising short-term interest rates and flatter market yield curves, which began in mid-2004, continued in 2006. On some days in 2006, including year end, market yield curves were inverted between certain maturity points. After increasing approximately 200 basis points in 2005, short-term rates rose approximately 80 to 100 basis points throughout the first half of 2006 and were relatively stable in the second half of the year. Intermediate- and long-term rates, including current coupon rates on fixed-rate mortgages, were more volatile than short-term rates in 2006 and 2005. In 2006, quarterly average intermediate- and long-term rates fluctuated within a range of approximately 50 basis points with no clear directional trend. However, compared to 2005, long-term rates were higher in 2006 on both an average and ending basis.

The trend changes in the level of interest rates and the shape of the market yield curves affected our earnings trends and market risk exposure in the following ways:
▪	Earnings increased from the investment of interest-free capital in a higher interest rate environment.

▪	Earnings increased from funding most overnight Advances and overnight investments with one-week to one-month liabilities.

▪	Earnings increased from a trend reduction in net amortization/accretion of noncash items, because actual and projected mortgage prepayment speeds slowed in response to higher long-term interest rates.

▪	Earnings decreased from replacing maturing long-term unswapped Consolidated Obligations, which had relatively low coupon rates, with higher rate liabilities.

▪	Earnings decreased from the continuation of narrow spreads between the book yields of new mortgage assets and the cost of new Consolidated Obligations, in part as a consequence of the flat to inverted yield curve.

▪	Earnings decreased from partially funding long-term assets with short-term liabilities that repriced into the higher market interest rates.

▪	We continued to maintain a modest market risk exposure to further increases in interest rates, primarily because the flat to inverted yield curve lowered the earnings benefit from bearing exposure to higher rates.
These effects are discussed in more detail in the “Net Interest Income” and “Segment Information” sections of “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Asset Composition and Trends in Mission Asset Activity
The tables below and on the next page present information on our asset composition for the periods presented.
Asset Composition — Ending Balances (Dollars in millions)

	2006				2005				2004
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$41,942	51.6%	$1,785	4.4%	$40,157	52.0%	$(762)	(1.9)%	$40,919	53.4%	$(852)	(2.0)%
Other items (1)	14	—	(91)	(86.7)	105	0.2	(277)	(72.5)	382	0.6	(976)	(71.9)

Total book value	41,956	51.6	1,694	4.2	40,262	52.2	(1,039)	(2.5)	41,301	54.0	(1,828)	(4.2)

Mortgage loans held for portfolio
Principal	8,379	10.3	55	0.7	8,324	10.8	52	0.6	8,272	10.8	286	3.6
Other items	82	0.1	(12)	(12.8)	94	0.1	(5)	(5.1)	99	0.1	(16)	(13.9)

Total book value	8,461	10.4	43	0.5	8,418	10.9	47	0.6	8,371	10.9	270	3.3

Investments
Mortgage-backed securities
Principal	12,064	14.8	(176)	(1.4)	12,240	15.9	581	5.0	11,659	15.3	488	4.4
Other items	(9)	—	(16)	(228.6)	7	—	(16)	(69.6)	23	—	(7)	(23.3)

Total book value	12,055	14.8	(192)	(1.6)	12,247	15.9	565	4.8	11,682	15.3	481	4.3
Short-term money market
Principal	18,518	22.8	2,591	16.3	15,927	20.6	988	6.6	14,939	19.5	580	4.0
Other items	(2)	—	2	50.0	(4)	—	—	—	(4)	—	(3)	(300.0)

Total book value	18,516	22.8	2,593	16.3	15,923	20.6	988	6.6	14,935	19.5	577	4.0
Other short-term investments	25	—	6	31.6	19	—	3	18.8	16	—	2	14.3
Other long-term investments	24	—	(7)	(22.6)	31	—	(7)	(18.4)	38	—	(13)	(25.5)

Total investments	30,620	37.6	2,400	8.5	28,220	36.5	1,549	5.8	26,671	34.8	1,047	4.1
Loans to other FHLBanks	—	—	—	—	—	—	—	—	—	—	—	—

Total earning assets	81,037	99.6	4,137	5.4	76,900	99.6	557	0.7	76,343	99.7	(511)	(0.7)
Other assets	350	0.4	70	25.0	280	0.4	46	19.7	234	0.3	(56)	(19.3)

Total assets	$81,387	100.0%	$4,207	5.5	$77,180	100.0%	$603	0.8	$76,577	100.0%	$(567)	(0.7)

Other Business Activity (Notional)
Letters of Credit	$6,498		$5,092	362.2	$1,406		$(9)	(0.6)	$1,415		$(484)	(25.5)

Mandatory Delivery Contracts	$107		$68	174.4	$39		$(36)	(48.0)	$75		$(255)	(77.3)

Total Mission Asset Activity
(Principal and Notional)	$56,926	69.9%	$7,000	14.0	$49,926	64.7%	$(755)	(1.5)	$50,681	66.2%	$(1,305)	(2.5)

(1)	The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition — Average Balances (Dollars in millions)

	2006				2005				2004
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$45,774	57.7%	$934	2.1%	$44,840	56.5%	$152	0.3%	$44,688	55.5%	$2,103	4.9%
Other items (1)	27	—	(207)	(88.5)	234	0.3	(644)	(73.3)	878	1.1	(818)	(48.2)

Total book value	45,801	57.7	727	1.6	45,074	56.8	(492)	(1.1)	45,566	56.6	1,285	2.9

Mortgage loans held for portfolio
Principal	8,325	10.5	(22)	(0.3)	8,347	10.5	255	3.2	8,092	10.1	1,495	22.7
Other items	88	0.1	(7)	(7.4)	95	0.1	(11)	(10.4)	106	0.1	7	7.1

Total book value	8,413	10.6	(29)	(0.3)	8,442	10.6	244	3.0	8,198	10.2	1,502	22.4

Investments
Mortgage-backed securities
Principal	11,827	14.9	(79)	(0.7)	11,906	15.0	738	6.6	11,168	13.9	768	7.4
Other items	2	—	(15)	(88.2)	17	—	(10)	(37.0)	27	—	10	58.8

Total book value	11,829	14.9	(94)	(0.8)	11,923	15.0	728	6.5	11,195	13.9	778	7.5
Short-term money market
Principal	13,024	16.4	(628)	(4.6)	13,652	17.2	(1,537)	(10.1)	15,189	18.9	(21)	(0.1)
Other items	(4)	—	(1)	(33.3)	(3)	—	(2)	(200.0)	(1)	—	—	—

Total book value	13,020	16.4	(629)	(4.6)	13,649	17.2	(1,539)	(10.1)	15,188	18.9	(21)	(0.1)
Other short-term investments	22	—	5	29.4	17	—	3	21.4	14	—	2	16.7
Other long-term investments	26	—	(7)	(21.2)	33	0.1	(9)	(21.4)	42	0.1	(24)	(36.4)

Total investments	24,897	31.3	(725)	(2.8)	25,622	32.3	(817)	(3.1)	26,439	32.9	735	2.9
Loans to other FHLBanks	10	—	(4)	(28.6)	14	—	(43)	(75.4)	57	0.1	26	83.9

Total earning assets	79,121	99.6	(31)	—	79,152	99.7	(1,108)	(1.4)	80,260	99.8	3,548	4.6
Other assets	280	0.4	42	17.6	238	0.3	3	1.3	235	0.2	(115)	(32.9)

Total assets	$79,401	100.0%	$11	—	$79,390	100.0%	$(1,105)	(1.4)	$80,495	100.0%	$3,433	4.5

Other Business Activity (Notional)
Letters of Credit	$1,885		$471	33.3	$1,414		$(389)	(21.6)	$1,803		$(56)	(3.0)

Mandatory Delivery Contracts	$76		$(58)	(43.3)	$134		$(76)	(36.2)	$210		$(834)	(79.9)

Total Mission Asset Activity (Principal and Notional)	$56,060	70.6%	$1,325	2.4	$54,735	68.9%	$(58)	(0.1)	$54,793	68.1%	$2,708	5.2

(1)	The majority of these balances are SFAS 133-related basis adjustments.
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of Letters of Credit;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
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
One representation of the volatility of Mission Asset Activity is illustrated in the following table (which uses month-end principal balances/notional). In 2006, the month-end Mission Asset Activity outstanding ranged from a high of $60,469 million in November to a low of $52,678 million in March. In 2005, the range was a high of $56,441 million and a low of $49,926 million. Most of the volatility in 2006 was evident in the Advances throughout the year and in Letters of Credit in the last two months. Balances in the Mortgage Purchase Program fluctuated within a relatively narrow range, especially in 2006. This stability is not guaranteed to continue, because balances in the Program can also be volatile due to, among other things, changes in mortgage prepayment speeds and supply and demand conditions in the primary mortgage origination market.
See the “Executive Overview,” “Credit Services” and “Mortgage Purchase Program” sections for further discussions of trends in Mission Asset Activity.

					Total
(In millions)			Mortgage	Mandatory	Mission
		Letters of	Purchase	Delivery	Asset
Month-End	Advances(1)	Credit	Program(1)	Contracts	Activity

December 2006	$41,942	$6,498	$8,379	$107	$56,926
November	46,489	5,513	8,367	100	60,469
October	47,276	1,467	8,346	92	57,181
September	45,316	1,406	8,297	81	55,100
August	47,227	1,461	8,322	55	57,065
July	47,718	1,459	8,302	87	57,566
June	44,067	1,486	8,295	112	53,960
May	45,413	1,443	8,274	118	55,248
April	44,364	1,476	8,304	43	54,187
March	42,837	1,420	8,334	87	52,678
February	44,501	1,514	8,318	71	54,404
January 2006	44,645	1,464	8,320	92	54,521

December 2005	40,157	1,406	8,324	39	49,926
November	42,893	1,394	8,412	21	52,720
October	43,709	1,382	8,490	47	53,628
September	43,253	1,374	8,581	66	53,274
August	43,906	1,372	8,722	46	54,046
July	44,261	1,434	8,604	289	54,588
June	42,282	1,379	8,385	147	52,193
May	44,246	1,400	8,255	177	54,078
April	46,752	1,421	8,207	61	56,441
March	44,800	1,432	8,008	50	54,290
February	44,519	1,483	8,096	55	54,153
January 2005	45,991	1,445	8,171	55	55,662

(1)	Principal balances outstanding (excludes book-value adjustments).

Membership and Stockholders
     On December 31, 2006 we had 741 member stockholders. During 2006, 22 institutions became stockholders, while 23 were lost due to mergers or relocations, producing a net loss of one member stockholder. Of the 23 membership losses, 17 were merged with other Fifth District members and six merged with institutions outside of the Fifth District. There was a small fluctuation in Mission Asset Activity and a negligible effect on earnings from these membership changes, which are a normal part of our business operations. A more pronounced effect on Mission Asset Activity and earnings could result from the loss of one or more of our largest users. The following table shows the number of member stockholders according to charter type for the periods presented.

	December 31,
	2006	2005	2004
Commercial Banks	496	503	516
Thrifts and Savings Banks	138	141	148
Credit Unions	97	94	87
Insurance Companies	10	4	3

Total Member Stockholders	741	742	754

     At the end of 2006, 90 percent of all eligible commercial banks, 99 percent of all eligible thrifts and savings banks, 47 percent of eligible credit unions with assets above $25 million, and 14 percent of eligible insurance companies were member stockholders. We will continue to recruit those remaining eligible institutions that are not members. The composition of membership by state was Ohio with 317, Kentucky with 230, and Tennessee with 194.
     The following table provides a summary of member stockholders by asset size for the periods presented. Most of our member stockholders were relatively small financial institutions, with 87 percent having assets at year-end 2006 of $500 million or less. As noted elsewhere, having larger members, such as those with assets over $1 billion, is critical to helping achieve our mission objectives, including providing valuable products and services to our smaller members.

	December 31,
Member Asset Size (1)	2006	2005	2004
Up to $100 million	278	288	301
> $100 up to $500 million	365	366	370
> $500 million up to $1 billion	54	45	41
> $1 billion	44	43	42

Total Member Stockholders	741	742	754

(1)	The December 31, 2006 membership numbers reflect members’ assets as of September 30, 2006.
     As shown in the following table, ownership of our capital stock, including mandatorily redeemable capital stock (classified as a liability), is stratified across various types of institutions. The stratification is consistent with the number of member stockholders by type of institution.

(In millions)	Commercial	Thrifts and	Credit	Insurance
	Banks	Savings Banks	Unions	Companies	Other (1)	Total

December 31, 2006	$2,946	$677	$83	$40	$49	$3,795
December 31, 2005	2,763	645	76	20	418	3,922
December 31, 2004	3,082	629	70	19	34	3,834

(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This is considered mandatorily redeemable capital stock.

The following tables list member institutions holding five percent or more of outstanding capital stock on the dates selected. The amounts include capital stock held by any known affiliates that are members of the FHLBank. These stockholders were also the top four Advance users on both dates. At year-end 2006, the 45 percent concentration of capital stock of the four largest stockholders was substantially less than the 61 percent concentration of Advances from the top four Advance borrowers.
(Dollars in millions)
Year-End 2006

	Capital	Percent of Total
Name	Stock	Capital Stock
Charter One Bank, N.A. (1)	$582	15.3%
U.S. Bank, N.A.	526	13.9
Fifth Third Bank	372	9.8
Ohio Savings Bank	214	5.6

Total	$1,694	44.6%

(Dollars in millions)
Year-End 2005

	Capital	Percent of Total
Name	Stock	Capital Stock
Charter One Bank, N.A. (1)	$549	14.0%
U.S. Bank, N.A.	496	12.6
Fifth Third Bank	351	9.0
Ohio Savings Bank	202	5.1

Total	$1,598	40.7%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, was a director of the FHLBank during 2005 and 2006. Mr. Koch’s term as a director of the FHLBank expired on December 31, 2006.
Credit Services
Credit Activity
Advance balances expanded modestly in 2006. As presented in the asset composition tables above, the 2006 average principal balance of Advances outstanding to members totaled $45,774 million and the year-end balance totaled $41,942 million. These amounts represented increases over 2005 of 2.1 percent for average balances and 4.4 percent for year-end balance. For 2005 compared to 2004, Advance balances rose $152 million, or 0.3 percent, on an average basis, but they fell $762 million, or 1.9 percent, on a year-end basis.
The average notional principal balance of available lines in the Letters of Credit program totaled $1,885 million, an increase of 33.3 percent in 2006 over 2005, after falling 21.6 percent in 2005 from 2004. However, the year-end 2006 balance was $6,498 million, up $5,092 million, or 362 percent. All of the increase occurred in November and December of 2006 due to the action of one large member accessing our Letters of Credit for public unit deposits. Before 2006, the highest year-end balance of Letters of Credit was $2,011 million in 2002. The Letters of Credit outstanding under the available lines to this member are short-term (less than one month). We cannot predict whether the member will continue to utilize our Letters of Credit in this magnitude. In addition, while the average actual usage rate of available lines of Letters of Credit (excluding the one large member) is in the range of 80-85 percent, the member responsible for the large increase has tended to deploy an actual usage rate of approximately 25-30 percent. We earn fees only on the actual amount of the available lines used.

The following tables present trends in Advance balances by major program type for the periods selected.

(Dollars in millions)	2006		2005		2004
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Short-Term and Adjustable-Rate
REPO/Cash Management	$7,728	18%	$6,880	17%	$8,525	21%
LIBOR	22,658	54	19,059	48	18,124	44

Total	30,386	72	25,939	65	26,649	65

Long-Term Fixed Rate
Regular Fixed-Rate	4,450	11	4,901	12	4,431	11
Convertible Fixed-Rate(2)	4,485	11	6,794	17	7,395	18
Putable Fixed-Rate(2)	444	1	—	—	—	—
Mortgage-Related	1,824	4	2,088	5	2,147	5

Total	11,203	27	13,783	34	13,973	34

Other Advances	353	1	435	1	297	1

Total Advances Principal	41,942	100%	40,157	100%	40,919	100%

Other Items	14		105		382

Total Advances Book Value	$41,956		$40,262		$41,301

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert these to an adjustable-rate tied to LIBOR.

	December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006		December 31, 2005
(Dollars in millions)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$7,728	18%	$10,254	23%	$8,139	18%	$6,836	16%	$6,880	17%
LIBOR	22,658	54	23,585	52	23,754	54	22,936	54	19,059	48

Total	30,386	72	33,839	75	31,893	72	29,772	70	25,939	65

Long-Term Fixed-Rate
Regular Fixed-Rate	4,450	11	4,446	10	4,582	10	4,533	10	4,901	12
Convertible Fixed-Rate(2)	4,485	11	4,697	10	5,151	12	6,083	14	6,794	17
Putable Fixed-Rate(2)	444	1	15	—	15	—	5	—	—	—
Mortgage-Related	1,824	4	1,920	4	1,981	5	2,035	5	2,088	5

Total	11,203	27	11,078	24	11,729	27	12,656	29	13,783	34

Other Advances	353	1	399	1	445	1	409	1	435	1

Total Advances Principal	41,942	100%	45,316	100%	44,067	100%	42,837	100%	40,157	100%

Other Items	14		31		(25)		15		105

Total Advances Book Value	$41,956		$45,347		$44,042		$42,852		$40,262

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert these to an adjustable-rate tied to LIBOR.
Over the last several years, Advances have been comprised primarily of, and the source of most Advance growth has been from, short-term and adjustable-rate products. This resulted even in interest rate environments characterized by a flat, or even inverted, yield curve in which there was relatively little difference between coupon rates on these products and longer-term Advances. Most of the short-term/adjustable-rate products are REPO/Cash Management and adjustable-rate LIBOR Advances. These Advances also normally have the most daily fluctuation among the various Advance programs and tend to be utilized disproportionately by our larger borrowers. Some larger members may swap a portion of their LIBOR Advances as an efficient, cost-effective way to secure synthetic longer-term funding within their interest rate risk management strategies.
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

The continuing reductions over the last three years in Convertible Advances primarily reflected the increase in short-term interest rates, which resulted in our exercise of the option to convert the Convertible Advances to new adjustable-rate LIBOR Advances. The reductions secondarily reflected early prepayments by some members and, less importantly, scheduled maturities. In late 2006, the Putable Advance program showed signs of growth, as balances in the fourth quarter were up over $400 million. We believe that members currently have more demand than in the past several years for Advances in which they sell options to us. These options can enable members to secure low-cost funding that can reduce their earnings volatility and increase their earnings in an environment of a flat/inverted yield curve.
Other Advance programs grew little, if at all, over the last three years.
Member Usage, Concentration and Volatility of Advance Balances
The following tables present for the dates selected the principal balances and related weighted average interest rates for the top five Advance borrowers. They include affiliates that are members of the FHLBank.

	December 31, 2006
	Ending	Weighted Average
(Dollars in millions)	Balance	Interest Rate

Charter One Bank, N.A. (1)	$10,772	5.32%
U.S. Bank, N.A.	6,757	5.34
Fifth Third Bank	4,048	5.10
Ohio Savings Bank	3,971	5.13
National City Bank	1,201	5.54

Total of Top 5	$26,749	5.27

Total Advances (Principal)	$41,942	5.20

Top 5 Percent of Total	64%

	December 31, 2005
	Ending	Weighted Average
(Dollars in millions)	Balance	Interest Rate

Charter One Bank, N.A. (1)	$9,876	4.28%
Ohio Savings Bank	3,878	4.20
U.S. Bank, N.A.	3,621	4.36
Fifth Third Bank	3,045	4.39
National City Bank	2,008	4.62

Total of Top 5	$22,428	4.32

Total Advances (Principal)	$40,157	4.38

Top 5 Percent of Total	56%

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, was a director of the FHLBank during 2005 and 2006. Mr. Koch’s term as a director of the FHLBank expired on December 31, 2006. Advances made to Charter One Bank were on the same terms and rates available to other members for similar transactions.
The composition of the five largest borrowers did not change between 2005 and 2006. These borrowers held 64 percent of Advances at the end of 2006, an increase of eight percent from the end of 2005. Their weighted average Advance interest rate rose in the environment of higher short-term interest rates and a flatter yield curve, and the increase in their Advance rate exceeded the increase in the average Advance rate for all borrowers. This is because larger borrowers tend to utilize our short-term and adjustable-rate Advance programs to a greater degree. The total weighted average Advance interest rates in the tables above do not agree to those on the Average Balance Sheet and Yield/Rate table in the “Net Interest

Income” section of “Results of Operations.” The rates for all borrowers in the tables above exclude the effect of interest rate swaps on net Advance rates, whereas the table in the “Net Interest Income” section includes such effect. Also, the rates in the tables above are measured on a single day, whereas the other table shows annual average rates.
At the end of 2006, 90 percent of our members had assets of less than $600 million, which roughly corresponds to the maximum asset level for designation as a Community Financial Institution. We believe a relatively higher concentration of Advances to large borrowers augments the value of membership to all members. It enables us to secure operating volume efficiencies, enhance the amount of capital leverage, increase dividend returns to all members in the context of our mission objectives, and provide competitively priced Advances to all members.
The market penetration rate, defined as the number of members with outstanding Advances, has fluctuated in the range of 72 to 78 percent in recent years. The penetration rate was 73 percent at the end of 2006 and 76 percent at the end of 2005. The number of Advances outstanding at the end of 2006 was 16,954, approximately double the largest number of Advances of any other FHLBank. We have always placed emphasis on serving all of our members by not having a minimum size constraint for most Advance programs. The ratio of a borrowing member’s Advance balances to its total assets is another indication of market penetration. At the end of 2006 the simple average usage ratio (not weighted by each member’s total assets) for each member with Advances outstanding was 7.0 percent. The average usage ratio for smaller borrowing members, which we define as having total assets less than $600 million, was 6.9 percent and for all other borrowing members was 7.2 percent. These ratios exclude members that had no borrowings on this date.
Advance balances normally exhibit substantial daily and intra-period volatility, in part because of the concentration of Advances among a relatively small number of members. During 2006, the daily principal balances ranged from $40,155 million to $49,794 million. The average daily variance (in absolute value) in 2006’s Advance balances was $868 million, almost the same as in 2005. Moreover, approximately two-thirds of the daily changes in Advance balances were within plus or minus $1,171 million of the average balance and 95 percent of the changes were within plus or minus $2,342 million.
The volatility of balances reflects the ability of members to change their usage of Advances quickly and efficiently without onerous financial cost. We believe this is a significant way we provide membership value. However, the high volatility presents us a challenge in efficiently funding Advances, managing the capital position and capital requirements under our Capital Plan, and balancing Advance pricing with generating a competitive return on capital. It also requires us to maintain a sizable money market liquidity portfolio.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the asset composition tables, the Mortgage Purchase Program had stable balances in 2006 and 2005, on both an average and year-end basis. We believe the Program’s trend of a slower growth rate in the last two years was consistent with our cooperative business model, our Capital Plan, and maintaining our triple-A counterparty and deposit ratings. Our current focus is on recruiting more members to participate in the Program, increasing the number of regular sellers, and developing new and enhanced features that will continue to advance the Program as a valued service to a broad base of our members. As of year-end 2006, there were 111 members approved to sell us mortgage loans.
There were numerous factors that accounted for the stability of balances in 2006 and 2005, including:
▪	Coupon rates on fixed-rate mortgages trended upward during the last two years, reducing the amount of originations of mortgage loans and refinancing activity in 2005 and 2006, compared to that experienced in 2002 through the first half of 2004.

▪	The economy of the Fifth District, from which we have purchased the majority of our mortgage loans, appears to have expanded at a slower rate than the national economy. In addition, the appreciation of home prices has stabilized, if not reversed in some markets. These economic conditions have reduced the origination of new mortgages and refinancings of existing mortgages.

▪	Originations of non-fixed rate mortgages, interest-only loans and balloon mortgages (all of which we are not permitted to purchase per Finance Board Regulations) rose substantially as a percentage of total originations in 2005 and 2006.

▪	We believe the uncertainty about our capital requirements and dividend rates caused by the Finance Board’s proposed Capital Rule issued in March 2006 may have negatively affected PFIs’ preferences to sell us mortgage loans, as well as members’ incentives to join the Mortgage Purchase Program.

▪	The provisions of our Capital Plan limit the total dollar amount of Mission Asset Activity in which each member is permitted to engage without being required to purchase additional capital stock. Members have indicated a preference to not have to purchase additional capital stock to sell us mortgage loans. The limit is intended to restrain the member concentration of Mission Assets and also to restrain the member concentration of usage of our Capital Plan’s feature of cooperative excess capital stock.
The following table reconciles the changes in the unpaid principal balances (excluding Mandatory Delivery Contracts) for 2006 and 2005. The principal paydowns equated to an annual constant prepayment rate of 10 percent in 2006 and 16 percent in 2005. The reductions in the principal purchases and paydowns in 2006 compared to 2005 were the result of the factors identified above. Currently, few of our mortgage loans face economic incentives to refinance, because they have coupon rates below those of new mortgages with similar terms.

(In millions)	2006	2005
Balance, beginning of year	$8,324	$8,272
Principal purchases	1,161	1,747
Principal paydowns	(1,106)	(1,695)

Balance, end of year	$8,379	$8,324

The following table presents as of year-end 2006 and 2005 the composition of the Mortgage Purchase Program’s unpaid principal balances (including Mandatory Delivery Contracts) according to their mortgage note rates and original final maturities.

2006 (Dollars in millions)	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

> 4.00 – 5.00 Percent	$—	$1	$351	$352	$2	$354
> 5.00 – 5.50 Percent	233	125	702	1,060	129	1,189
> 5.50 – 6.00 Percent	2,687	165	280	3,132	655	3,787
> 6.00 – 6.50 Percent	1,572	37	53	1,662	604	2,266
> 6.50 Percent	689	8	19	716	174	890

Total Unpaid Principal	$5,181	$336	$1,405	$6,922	$1,564	$8,486

Percent of Total	61.1%	3.9%	16.6%	81.6%	18.4%	100.0%
Weighted Average Mortgage Note Rate	5.96%	5.60%	5.23%	5.80%	5.93%	5.82%
Weighted Average Loan Age (in months)	24	36	38	27	40	30

2005 (Dollars in millions)	Conventional				FHA (Gov't
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

4.00 – 5.00 Percent	$—	$1	$404	$405	$2	$407
> 5.00 – 5.50 Percent	253	139	820	1,212	152	1,364
> 5.50 – 6.00 Percent	2,880	185	322	3,387	772	4,159
> 6.00 – 6.50 Percent	1,136	41	42	1,219	748	1,967
> 6.50 Percent	223	4	14	241	225	466

Total Unpaid Principal	$4,492	$370	$1,602	$6,464	$1,899	$8,363

Percent of Total	53.7%	4.4%	19.2%	77.3%	22.7%	100.0%
Weighted Average Mortgage Note Rate	5.85%	5.58%	5.21%	5.68%	5.95%	5.74%
Weighted Average Loan Age (in months)	19	25	26	21	29	23
The composition of Mortgage Purchase Program loans was relatively stable in 2006 compared to 2005. The major trend has been a lower composition of 15-year conventional loans and FHA loans. At year-end 2006, all but $36 million of FHA loans had 30-year final maturities and, therefore, approximately 79 percent of Mortgage Purchase Program loans had 30-year final maturities. This concentration in 30-year final maturities reflects preferences of consumers for those types of mortgage loans. The movement from 2005 to 2006 toward 30-year terms and away from 15-year terms reflected the flatter yield curve, which lowered the rate premium for 30-year mortgages compared to 15-year mortgages. The movement away from FHA loans reflected the loss of memberships from two PFIs that were major sellers of those loans.
As shown in the following table, the amount of unpaid principal balances supplied by members supplying 10 percent or more of the total was essentially unchanged between the end of 2006 and the end of 2005.

	December 31, 2006		December 31, 2005
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total
National City Bank	$4,767	57%	$4,530	54%
Union Savings Bank	2,097	25	2,207	27

Total	$6,864	82%	$6,737	81%

We expect the Mortgage Purchase Program’s volumes will continue to be concentrated among a small number of members. As with Advances, having a substantial amount of loans from larger members enables us to secure operating volume efficiencies and obtain sufficient profitability from the Program. This ultimately benefits smaller members for whom the Program is primarily intended. Historically, these members often have lacked access to a price-competitive secondary market in which they can sell their mortgage loans on favorable terms.
Initial net spreads to market-risk adjusted funding costs on new Mandatory Delivery Contracts continued to be narrow in 2006 as in 2005. Spreads on loans in the Mortgage Purchase Program tend to be the most volatile of any of our assets, which increases the importance of managing the Program’s market risk profile. However, they also tend to be, on average, the most profitable asset we purchase.
Housing and Community Investment
In 2006, we accrued $29.6 million of net income for the Affordable Housing Program that can be awarded to members in 2007, a $3.7 million increase from 2005. We also awarded $36.7 million of funds in 2006 for the Affordable Housing Program, which includes funds recaptured or de-obligated from previous years’ offerings. De-obligated funds represent Affordable Housing projects for which we committed funds in prior years but which used fewer subsidies than originally anticipated, projects that did not go forward, or projects that otherwise resulted in the funds being recaptured in accordance with Finance Board Regulations. We must use our best efforts to recapture Affordable Housing Program funds if they are not used for the purposes intended.

Of the funds awarded in 2006, $26.5 million was awarded through the two competitive offerings of the Program and $10.2 million was awarded through the Welcome Home Program. The number of applications in the competitive component of the Affordable Housing Program in 2006 was 254 from 60 different members, with 111 approvals. The number of members receiving funding in 2006 through Welcome Home was 204. In total, 256 different members, or over one-third of our members, received approval for funding in one of the two Affordable Housing Programs.
Average 2006 Advance balances in the Housing and Community Investment Program totaled $167 million for Affordable Housing Program Advances and $768 million for the Community Investment Program and Economic Development Advance Program. These programs generally provide Advances at zero profit, with rates equaling our cost of funds.
In April 2006, our Board of Directors voted to suspend our two voluntary programs. For more discussion, see the “Business Related Developments” section of the “Executive Overview.”
Investments
Short-Term Money Market Investments
Short-term money market instruments consist of the following accounts reflected on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. Daily balances of short-term money market investments fluctuate due to changes in the amount of Mission Asset Activity, volatility in actual and anticipated Mission Asset Activity, liquidity requirements, opportunistic debt issuances, and net spreads. Average monthly balances tend to fluctuate within the range of $10 billion to $18 billion, and this was so in 2006. Money market spreads tend to have one of the lowest net spreads of any of our asset classes, typically ranging from 3 to 15 basis points.
The availability of an adequate money market liquidity portfolio is particularly important in managing the volatility in REPO Advance balances. Most REPO balances have overnight maturities, whereas their funding tends to be concentrated in Consolidated Discount Notes with maturities longer than overnight. Because REPO balances can fluctuate substantially on a daily basis, when they increase, we use maturities of money market investments to assist in providing funding and liquidity; when they decrease, money market investments can provide an asset source to absorb the paydowns until the related term Discount Notes mature.
Mortgage-Backed Securities
Mortgage-backed securities comprise most of the held-to-maturity securities and all trading securities on the Statements of Condition. We currently invest in the mortgage-backed securities of GSEs and government agencies and in a small amount of residential mortgage securities with private-label institutions, the latter of which carry increased subordination. On their trade dates and thereafter to date, all of these securities were rated Aaa by Moody’s and/or AAA by Standard & Poor’s. We strive to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital permitted by Finance Board Regulation, subject to the availability of securities that meet our objectives for minimal credit risk, flexible market risk management, and a benchmark expected risk-adjusted profitability. The multiple averaged 2.95 in 2006 and 2.94 in 2005.
The following table reconciles the changes in the unpaid principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) during 2006 and 2005.

(In millions)	2006	2005
Balance, beginning of year	$12,240	$11,659
Principal purchases	1,961	3,334
Principal paydowns	(2,137)	(2,753)

Balance, end of year	$12,064	$12,240

The principal paydowns equated to an annual constant prepayment rate of 17 percent in 2006 and 21 percent in 2005. The reductions in the principal paydowns and prepayment rates in 2006 compared to 2005 were the result of the higher mortgage rates, which deceased new originations and refinancing activity, of slower economic growth, and of a change in the composition of mortgages originated away from fixed-rate mortgages. Similar to the Mortgage Purchase Program, currently most of the mortgage loans underlying our mortgage-backed securities have coupon rates below those of new mortgages with similar terms, which means few of them face economic incentives to refinance.
The following table presents for the last two year ends the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer.

(In millions)	December 31, 2006	December 31, 2005
Security Type
Collateralized mortgage obligations	$6,060	$6,459
Pass-throughs (1)	6,004	5,781

Total	$12,064	$12,240

Collateral Type
15-year collateral	$7,380	$7,899
20-year collateral	374	—
30-year collateral	4,310	4,341

Total	$12,064	$12,240

Issuer
GSE residential mortgage-backed securities	$11,617	$11,708
Agency residential mortgage-backed securities	32	52
Private-label residential mortgage-backed securities	415	480

Total	$12,064	$12,240

(1)	$5 million and $6 million of the pass-throughs were 30-year adjustable-rate mortgages at year-end 2006 and 2005, respectively. All others were 15-year or 20-year fixed-rate pass-throughs. We owned no 30-year fixed-rate pass-throughs.
Decisions on the allocation of mortgage-backed securities among security types and collateral types are based on our assessment of relative risk/return differences and the desirability for portfolio diversification, including in the context of loans in the Mortgage Purchase Program. As of December 31, 2006, the entire mortgage-backed securities portfolio, except for $5 million of principal, consisted of fixed-rate mortgages. All of our purchases in the last two years were fixed-rate residential mortgage-backed securities issued by GSEs. For our pass-through securities, all but $5 million were 15-year or 20-year pass-throughs. Since approximately 79 percent of our loans in the Mortgage Purchase Program have 30-year original terms, our non-use of 30-year pass-throughs is one way we use the mortgage-backed securities portfolio to diversity mortgage types in order to help manage market risk exposure.
Over the past ten years, we have not invested in adjustable-rate mortgages, asset-backed securities, mortgages backed by home equity loans, or manufactured housing loans. We believe these types of securities historically have tended to provide a less favorable risk/return tradeoff than fixed-rate mortgages. We also historically have not invested heavily in private-label securities due to our judgment that the additional yield generally has not been sufficient to compensate us for the additional credit risk exposure and prepayment volatility. On December 31, 2006, we held $415 million in principal value of the private-label securities, which was 3.4 percent of total mortgage-backed security principal.
Separately from the mortgage-backed securities portfolio, we have invested in a small amount of AAA-rated taxable municipal bonds issued by state housing finance agencies, which totaled $23.9 million of book value on December 31, 2006. We also invested in a small amount of GSE securities, which totaled $24.8 million of book value on December 31, 2006.

Consolidated Obligations
The table below presents for the periods selected the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2006		2005		2004
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$22,022	$18,914	$17,634	$21,778	$18,660	$28,407
Discount	(75)	(47)	(56)	(49)	(28)	(30)

Total Consolidated Discount Notes	21,947	18,867	17,578	21,729	18,632	28,377

Consolidated Bonds:
Unswapped fixed-rate	26,000	26,204	26,728	25,712	24,715	23,633
Unswapped adjustable-rate	1,974	2,764	2,770	2,507	2,030	1,254
Swapped fixed-rate	25,445	25,972	24,368	23,581	25,235	20,740

Total Par Consolidated Bonds	53,419	54,940	53,866	51,800	51,980	45,627

Other items (1)	(180)	(327)	(346)	(269)	(161)	(17)

Total Consolidated Bonds	53,239	54,613	53,520	51,531	51,819	45,610

Total Consolidated Obligations (2)	$75,186	$73,480	$71,098	$73,260	$70,451	$73,987

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 13 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $951,990, $937,460 and $869,242 at December 31, 2006, 2005 and 2004, respectively.
In 2006, we settled $20.4 billion of Consolidated Bonds and $20.9 billion matured or were called, for a net reduction of $0.5 billion in par value. All of our Bonds issued and outstanding in 2006, as well as in the previous two years, had “plain-vanilla” interest terms. None of them were step-up, inverse floating rate, convertible, range, or zero-coupon Bonds.
Par balances of Discount Notes and swapped fixed-rate Bonds can fluctuate significantly based on member demand for Advances, on relative changes in their cost levels, and on supply and demand conditions. For the years presented, the trend of a lower average balance for Discount Notes and higher average balance for swapped fixed-rate Bonds and unswapped adjustable-rate Bonds primarily reflected relatively more attractive cost levels for these Bonds. Secondarily, the lower average Discount Note balance reflected the decrease in Convertible Advance balances and our strategy to decrease market risk exposure in part by lowering the amount of short funding. (See the “Reduction in Market Risk Exposure” section of the “Results of Operations” for discussion of this strategy.) The growth in swapped Bonds additionally reflected greater funding needs related to the growth in LIBOR Advances as indicated in the “Credit Services” section.
In the fourth quarter of 2006, a relatively large amount of swapped Bonds matured. Because of the difficulty in simultaneously issuing a large amount of replacement Bonds and swaps and to maintain flexibility, we tended to replace the matured Bonds with Discount Notes. This resulted in a higher growth in the ending balance of Discount Notes in the fourth quarter, compared to that of swapped Bonds. This is reflected by Discount Notes having a substantially larger ending balance than average balance for 2006 and a substantially larger ending balance for 2006 than 2005, compared to these differences for swapped Bonds.

The increase in balances of unswapped fixed-rate Consolidated Bonds since 2004 resulted from purchases of new mortgage assets and our strategy to decrease market risk exposure. The following table shows the allocation on December 31, 2006 of unswapped fixed-rate Consolidated Bonds according to their final remaining maturity and next call date (for callable Bonds). This allocation did not change materially during 2006 from year-end 2005.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

2007	$1,509	$3,637	$5	$5,151	$9,262
2008	1,350	3,707	5	5,062	88
2009	1,065	2,487	5	3,557	—
2010	1,064	2,242	5	3,311	25
2011	943	1,187	6	2,136	—
Thereafter	3,444	3,057	282	6,783	—

Total	$9,375	$16,317	$308	$26,000	$9,375

These Bonds are distributed relatively smoothly throughout the maturity spectrum. Twenty-six percent ($6,783 million) have final remaining maturities greater than five years. This amount of long-term Bonds enables us to hedge the extension risk of long-term mortgage assets. Thirty-six percent ($9,375 million) have call options enabling us, in favorable interest rate environments, to retire the Bonds and, if appropriate for balance sheet management, replace them with lower cost debt. The call options help us manage the prepayment volatility of mortgage assets. Almost all of the callable Bonds have call dates within the next 12 months, and most of them are callable daily after an initial lockout period. Daily call options provide us with considerable flexibility to manage our market risk exposure.
A small portion ($308 million) of Bonds, called amortizing prepayment-linked securities (APLS), have a stated final maturity and principal paydowns/prepayments referenced from scheduled paydowns and prepayments of selected mortgage-backed securities. APLS can assist in our management of the extension and contraction risk associated with mortgage assets. When combined with non-callable and callable Bonds, APLS may provide a more favorable cost/benefit result in terms of closer matching of cash flows, durations, and market value sensitivities in different interest rate environments on a cost-adjusted basis than would exist if they were not used. In the table above, APLS are listed according to their scheduled amortization of principal, assuming no prepayments of the reference securities.
Consolidated Obligations normally have an interest cost at a spread above that of U.S. Treasury Bills and Notes and below LIBOR. In 2006, as well as in 2005, these spreads, although they can be very volatile, fluctuated within a normal range. We believe neither the level nor the volatility of spreads significantly hampered our operations. Some FHLBanks and other GSEs have at times faced a significant amount of negative publicity, which from time to time has temporarily increased the level and volatility of the cost of FHLBank System debt. However, we believe that in normal circumstances, other factors, such as supply and demand of debt obligations of all the GSEs, tend to have a larger impact on the System’s cost of funds.
Finance Board Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Consolidated Obligations. The following table shows our compliance with this requirement on the dates selected.

(In millions)	December 31, 2006	December 31, 2005
Total Par Value Eligible Assets	$80,956	$76,684
Total Par Value Consolidated Obligations	(75,441)	(71,500)

Excess Eligible Assets	$5,515	$5,184

From time to time, an FHLBank may voluntarily transfer Obligations to another FHLBank. There are no formal arrangements governing the transfer of Obligations between the FHLBanks. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day the transfer is traded) that was originally issued by another FHLBank. We did not acquire any Obligations from another FHLBank in 2006. In 2005, the par amount of debt transferred to our FHLBank totaled $87 million. We have never transferred any of our Obligations to another FHLBank.
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
The table below shows ending and average balances of our various deposit programs for the dates indicated.

(Dollars in millions)	2006			2005			2004
	Ending Balance		Average	Ending Balance		Average	Ending Balance		Average
	Amount	Percent	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Interest Bearing Deposits:
Term Deposits	$88	10%	$88	$60	7%	$149	$115	11%	$160
Overnight Deposits	453	49	466	445	49	445	433	41	557
Demand Deposits	374	40	334	391	43	388	466	45	472
Other Deposits	12	1	14	14	1	16	17	2	36
Non-interest Bearing Deposits	—	—	1	1	—	8	10	1	7

Total Deposits	$927	100%	$903	$911	100%	$1,006	$1,041	100%	$1,232

Derivatives Hedging Activity and Liquidity
Our use of and accounting for derivatives are discussed in the “Use of Derivatives” section of Item 1., the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management,” and the “Critical Accounting Policies and Estimates” section. Liquidity is discussed in the “Liquidity” section of Item 1. and in the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Capital Resources
Capital Stock
The FHLBank adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), beginning January 1, 2004. Under SFAS 150, a member’s FHLBank capital stock meets the definition of mandatorily redeemable capital stock when a member submits a written redemption request or withdrawal notice for its capital stock, or when a member attains nonmember status by merger/acquisition, charter termination or involuntary termination of membership. GAAP capital excludes SFAS 150 capital stock, while regulatory capital stock includes it. SFAS 150 capital stock is classified as a liability on our statements of condition and dividend payments are accounted for as interest expense. The classification of some capital stock as SFAS 150 capital stock has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Consolidated Obligations. Also, it augments the dividend rate payable because the accrued interest expense reduces the REFCORP assessment. SFAS 150 capital stock is fully available to absorb losses until the stock is redeemed or repurchased. See Notes 1 and 14 to the Notes to Financial Statements for more information. See the “Business Related Developments” section of the “Executive Overview” for discussion of the Finance Board’s final Capital Rule.
The GLB Act and Finance Board Regulations specify limits on how much we can leverage capital by requiring us to maintain at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, which requires us to maintain a regulatory quarterly average ratio of at least 4.20 percent. The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods selected.

	Year Ended December 31,
(In millions)	2006		2005		2004
	Year End	Average	Year End	Average	Year End	Average
GAAP Capital Stock	$3,658	$3,532	$3,504	$3,595	$3,800	$3,675
SFAS 150 – Related Stock	137	227	418	257	34	33

Regulatory Capital Stock	3,795	3,759	3,922	3,852	3,834	3,708
Retained Earnings	255	248	208	201	168	133

Regulatory Capital	$4,050	$4,007	$4,130	$4,053	$4,002	$3,841

GAAP and Regulatory Capital-to-Assets Ratios:

	2006		2005		2004
	GAAP	Regulatory	GAAP	Regulatory	GAAP	Regulatory
Average	4.76%	5.05%	4.78%	5.11%	4.73%	4.77%
Year End	4.80	4.98	4.81	5.35	5.18	5.23
We have always complied with our capital leverage requirements. We believe our higher capital-to-assets ratio compared to that of many other financial institutions is consistent with our relatively low risk profile and cooperative business model. In practice, we believe it is important to sustain a regulatory capital ratio of at least 4.75 percent in order to maximize the probability of maintaining our triple-A credit ratings. However, we cannot reliably predict that this capital ratio will always be above 4.75 percent, because the decision on the ratio is considered in the context of balancing other factors, including growth in Mission Asset Activity and paying a competitive return on members’ capital stock investment.
Our continued distribution of earnings in the form of additional dividend shares of stock in the last three years and our historical practice of not unilaterally repurchasing excess shares of stock act as governors on financial leverage. Given a starting capital-to-assets ratio of 5.00 percent, a $50 million stock dividend distribution would require more than $1,000 million of additional assets to maintain capital leverage at the 5.00 percent ratio. The continual flow of new capital is also an important component of the cooperative sharing feature of our Capital Plan. Stock dividends normally create additional excess stock, which members may be able to use cooperatively to capitalize incremental Mission Asset Activity. Each $100 million of stock dividends can support $2,500 million of new growth in Mission Asset Activity, given our 4.00 percent regulatory capitalization requirement for assets.
The decrease in the amount of SFAS 150 capital stock from year-end 2005 to year-end 2006 occurred in the second quarter of 2006 when we repurchased approximately 10 percent of our regulatory capital stock. The repurchase was comprised of $383 million of SFAS 150 excess capital stock held by former members and $1 million of SFAS 150 excess capital stock related to a member’s redemption request. These repurchases were partially offset by new requests for redemption of excess capital stock in 2006 from nine members that totaled $87 million. Of this amount, $45 million came from redemption requests made by our largest stockholder, Charter One Bank, N.A., which is also typically one of our largest Advance borrowers. In June 2005, we had repurchased $125 million of excess capital stock that was the subject of redemption requests from this same member.
Per the GLB Act and current Finance Board Regulations, we must redeem all SFAS 150 stock that is then excess no later than the end of a five-year waiting period. We are permitted to repurchase any or all of the excess stock sooner, as long as we meet all our regulatory and policy requirements. In deciding to repurchase the excess stock in 2006 and 2005, management and the Board considered the impact the repurchases would have on our liquidity position and leverage. We also considered the objectives of our Capital Plan, the ability to continue growing regulatory capital through stock dividends, the ability to continue paying competitive dividends, potential rating agency concerns, the expected growth of Mission Asset Activity, and our market risk exposure. Finally, we considered the fact that, because stock requested to be redeemed is not available to cooperatively capitalize Mission Asset Activity, it carries less flexibility than other capital stock. Based on all these factors, the Board determined that it was prudent within our financial management to repurchase the stock.

On March 1, 2007, we repurchased all the SFAS 150 excess capital stock that was then outstanding, which totaled $97 million. This repurchase was made with the same considerations noted above for the 2006 and 2005 repurchases, as well as the recognition of the Finance Board’s final Capital Rule effective January 29, 2007, which restricts the value to our financial operations from holding SFAS 150 capital stock.
The following table presents changes in our regulatory capital stock balances for the periods presented. The $127 million net reduction in 2006 was comprised of $384 million of stock repurchased as noted above, which was partially offset primarily by $218 million of issuance of stock dividends. The additional amounts of membership and activity stock totaled only $39 million. This was a reflection of modest growth in Mission Asset Activity and the cooperative capital feature of the Capital Plan.

(In millions)	2006	2005
Regulatory stock balance at beginning of year	$3,922	$3,834

Stock purchases:
Membership stock	29	17
Activity stock	10	8
Stock dividends	218	193
Stock repurchases:
Excess stock redemption requests	(1)	(128)
Other stock repurchases	(383)	(2)

Regulatory stock balance at the end of the year	$3,795	$3,922

Under the terms of our Capital Plan, each member is generally permitted to capitalize additional Mission Asset Activity with its own excess capital stock or, if that is exhausted, with available cooperative excess capital stock owned by other members. The following table presents the amount of available cooperative excess stock, the amount of capital stock utilized cooperatively by members to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with the cooperative capital stock.

(In millions)	December 31, 2006	December 31, 2005
Available cooperative excess capital stock	$793	$806

Cooperative utilization of capital stock	$238	$281

Mission Asset Activity capitalized with cooperative capital stock	$5,961	$7,035

We believe our capitalization will continue to be stable, notwithstanding potential mergers involving our members and potential repercussions of the final Capital Rule outlined in the “Business Related Developments” section, for the following reasons.
▪	Our stock is required as a condition of membership and as a condition to engage in Mission Asset Activity.

▪	We have historically offered valued products and services to our member stockholders.

▪	We have historically been able to pay competitive dividends.

▪	We operate within policies, procedures and guidelines which support a relatively modest risk profile.

▪	Our stock is not traded on an open exchange.

▪	Our stock is carried at par on members’ books, unless it were to become other than temporarily impaired.
Retained Earnings
On December 31, 2006, stockholders’ investment in our company was supported by $255 million of retained earnings. This represented 6.7 percent of regulatory capital stock and 0.31 percent of total assets. Retained earnings have increased significantly in the last five years, both in dollar amount and as a percentage of assets and capital stock. After increasing $125 million from the end of 2001 through the end of 2004, retained earnings increased $40 million in 2005 and $47 million in 2006. The current level of retained earnings exceeds the target level in our Retained Earnings Policy by $95 million and exceeds the high-end of the Policy’s range by $40 million.

RESULTS OF OPERATIONS
Components of Earnings and ROE
The following table is a summary income statement for the last three years. Each ROE percentage is computed as the income or expense for the category divided by the average amount of equity for the respective period. The amounts used to calculate ROE are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce results nominally different from those presented here.

(Dollars in millions)	2006		2005		2004
	Amount	ROE	Amount	ROE	Amount	ROE
Net interest income	$386	7.49%	$340	6.56%	$302	5.83%
Net gain (loss) on derivatives and hedging activities	2	0.04	(1)	(0.01)	40	0.76
Other non-interest income	4	0.07	4	0.07	4	0.08

Total non-interest income	6	0.11	3	0.06	44	0.84

Total revenue	392	7.60	343	6.62	346	6.67
Total other expense	(46)	(0.90)	(42)	(0.83)	(37)	(0.70)
Assessments	(93)	(a)	(81)	(a)	(82)	(a)

Net income	$253	6.70%	$220	5.79%	$227	5.97%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Almost all of the increase in the level of profitability in 2006 compared to 2005 occurred from higher net interest income. The decrease in profitability in 2005 compared to 2004 was primarily due to a large decrease in Advance prepayment fees in 2005.

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
The average rate of each asset and liability category increased in 2006 over 2005, and in 2005 over 2004, because interest rates trended upward during the last three years. Short-term market rates increased substantially, and this resulted in large increases in the average rates of categories with short-term maturities and adjustable-rate features.

	2006			2005			2004
	Average		Average	Average		Average	Average		Average
(Dollars in millions)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

Assets
Advances	$45,801	$2,296	5.01%	$45,074	$1,527	3.39%	$45,566	$840	1.84%
Mortgage loans held for portfolio (2)	8,413	430	5.12	8,442	428	5.07	8,198	405	4.94
Federal funds sold and securities purchased under resale agreements	7,234	364	5.03	7,536	247	3.28	7,488	105	1.41
Other short-term investments (3)	1,201	61	5.06	1,410	46	3.28	1,092	16	1.41
Interest-bearing deposits in banks	4,607	234	5.07	4,720	152	3.23	6,622	91	1.37
Mortgage-backed securities	11,829	546	4.62	11,923	534	4.48	11,195	494	4.41
Other long-term investments	26	1	5.77	33	2	5.60	42	2	5.48
Loans to other FHLBanks	10	1	4.81	14	1	3.26	57	1	1.34

Total earning assets	79,121	3,933	4.97	79,152	2,937	3.71	80,260	1,954	2.43
Allowance for credit losses on mortgage loans	—			—			—
Other assets	280			238			235

Total assets	$79,401			$79,390			$80,495

Liabilities and Capital
Term deposits	$88	5	4.88	$149	4	3.05	$160	2	1.32
Other interest bearing deposits	814	38	4.70	849	25	2.90	1,065	11	1.00
Short-term borrowings	18,867	925	4.90	21,729	677	3.11	28,377	372	1.31
Unswapped fixed-rate Consolidated Bonds	26,188	1,133	4.33	25,706	1,046	4.07	23,640	961	4.07
Unswapped adjustable-rate Consolidated Bonds	2,764	137	4.95	2,507	82	3.28	1,253	18	1.44
Swapped Consolidated Bonds	25,661	1,296	5.05	23,318	750	3.22	20,717	286	1.38
Mandatorily redeemable capital stock	227	13	5.81	257	13	5.19	33	2	4.14
Other borrowings	3	—	5.26	—	—	3.97	10	—	1.31

Total interest-bearing liabilities	74,612	3,547	4.75	74,515	2,597	3.48	75,255	1,652	2.19

Non-interest bearing deposits	1			8			7
Other liabilities	1,012			1,074			1,428
Total capital	3,776			3,793			3,805

Total liabilities and capital	$79,401			$79,390			$80,495

Net interest rate spread			0.22%			0.23%			0.24%

Net interest income and net interest margin		$386	0.49%		$340	0.43%		$302	0.38%

Average interest-earnings assets to interest-bearing liabilities			106.04%			106.20%			106.63%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the years displayed.

(3)	Other short-term investments are primarily composed of securities classified as available-for-sale, which are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

Components of Net Interest Income
Net interest income is managed within the context of the tradeoff between market risk and return. We closely monitor the various market and business factors that determine earnings, because our profitability tends to be relatively low compared to short-term market interest rates due to our cooperative business model, members’ desire to have dividends correlate with short-term interest rates, and our modest risk profile. Effective management requires us to focus primarily on the relationships among assets and liabilities that affect net interest income, not on individual balance sheet or income statements accounts in isolation.
Net interest income is derived from the net interest rate spread and earnings from investment of interest-free capital, as defined below. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin.
▪	Net interest rate spread. This component equals the balance of total earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion in accordance with SFAS 91, prepayment fees on Advances, and all other components of earnings from interest-earning assets net of funding costs.

▪	Earnings from investment of interest-free capital. We invest interest-free capital in interest-earning assets to generate net interest income. As asset yields change from movements in market interest rates, earnings from investing interest-free funds move in the same direction. Earnings from capital investment can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities.

	2006		2005		2004
(Dollars in millions)		Pct of		Pct of		Pct of
		Earning		Earning		Earning
Components of net interest rate spread:	Amount	Assets	Amount	Assets	Amount	Assets
Other components of net interest rate spread	$199	0.25%	$208	0.26%	$205	0.26%
Net (amortization)/accretion (1) (2)	(33)	(0.04)	(29)	(0.03)	(44)	(0.06)
Prepayment fees on Advances, net (2)	6	0.01	—	—	69	0.09
Amortization of basis adjustments on modified Advance hedges (2)	—	—	(1)	—	(38)	(0.05)

Total net interest rate spread (3)	172	0.22	178	0.23	192	0.24

Earnings from investment of interest-free capital	214	0.27	162	0.20	110	0.14

Total net interest income/net interest margin	$386	0.49%	$340	0.43%	$302	0.38%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
2006 versus 2005. The $46 million increase in 2006’s net interest income improved the ROE, after assessments, by 93 basis points. All of the increase in net interest income in 2006 and 2005 over their prior respective years occurred from the earnings from investment of interest-free capital, not the net interest rate spread, although there were components of the spread that improved earnings. Both favorable and unfavorable elements influenced net interest income, which are discussed below in descending order of estimated earnings impact. Where possible, an element’s actual contributions to net interest income and ROE are computed. There were several elements that negligibly affected the change in net interest income: the amount of average total assets, capital, and capital leverage, and the composition of assets among the major accounts, were relatively the same.
▪	Higher Short-Term Interest Rates. Higher short-term interest rates had three independent effects on net interest income, two of which were favorable and one unfavorable.
1.	Increase in earnings from capital investment—Favorable: The net interest earnings from our investment of interest-free capital increased $52 million, which improved the ROE, after assessments,

by 101 basis points. This contributed most of the increase in 2006’s net interest income of the elements discussed. The continuing increases in short-term interest rates improved capital’s earnings, because we tend to invest most of our capital in short-term and/or adjustable-rate assets in order to control our market risk exposure and to help ensure that profitability correlates with short-term interest rates. In 2006, earnings from capital investment represented 55 percent of total net interest income, while in 2005 it represented 48 percent.

2.	Significant overnight asset gap—Favorable: In the last several years, we consistently carried a significantly positive overnight asset gap of approximately $10 billion. A positive overnight asset gap means, in our case, that there is a large amount of overnight maturity Federal funds and overnight-maturity REPO Advances funded with non-overnight maturity funding sources. As short-term interest rates increased, this asset gap improved earnings.

3.	Decrease in amount of short funding—Unfavorable: Because we normally tend to carry a moderate amount of short funding, earnings decreased as short-term interest rates rose. Three indications of the effect of short funding—the long-term gap, the sensitivity of the market value of equity, and the duration of equity—are discussed below in this section and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”
▪	Maturity of low cost debt—Unfavorable: In 2006 and 2005, we retired $8.6 billion of unswapped fixed-rate Consolidated Bonds, having a weighted average coupon of 3.71 percent. This rate is well below the lowest rates available on current debt. Many of these low cost Bonds had been issued in 2001-2003 to fund and hedge mortgage assets purchased during that period’s historically low interest rates and steep market yield curves. These Bonds tended to have average book costs well below the average book cost of all such outstanding Bonds, significantly below the book yields of the mortgage assets they funded, and significantly below 2006’s market interest rates. This factor will increasingly affect our financial performance in the next several years, because the large amount of such debt maturing will continue in 2007 and 2008. Between the end of 2006 and the end of 2008, $10.2 billion of unswapped fixed-rate Bonds having a weighted average book cost of 3.94 percent will mature.

▪	Continued narrow mortgage spreads—Unfavorable: Although mortgage assets typically earn the highest net book spreads to funding costs of any of our assets, these spreads were narrow, on an historical comparison, in all of 2005 and 2006, particularly relative to the average spreads earned on the mortgages paying down principal in these years. The trend of narrow net book spreads occurred primarily because of the flatter, and even inverted, market yield curves, a decrease in the supply of fixed-rate mortgages, and a historically low expected volatility for future interest rates implied in the market prices of various kinds of interest rate options. As we continued to purchase new mortgage assets, the resulting unfavorable effect on earnings was cumulatively larger in 2006 than 2005. Assuming mortgage spreads continue to be narrow, the unfavorable effect on earnings, compared to environments of wider spreads, will continue.

▪	Reduction in market risk exposure—Unfavorable: In 2006 we maintained the strategy implemented in 2005 to decrease the trend amount of long-term market risk exposure. We reduced market risk exposure to higher interest rates by lowering the amount of long-term assets funded with shorter-term liabilities, because the higher short-term interest rates and flatter market yield curves have diminished the earnings benefit from carrying short funding. One indication of this strategy is provided by the long-term gap, which we measure as the difference between the amounts of long-term unswapped fixed-rate assets and long-term unswapped fixed-rate Consolidated Bonds, both having original maturities of over one year. Although the one-year break point is somewhat arbitrary, it provides a reasonable approximation of the amount of short funding. The annual average long-term gap decreased by $670 million between 2005 and 2006.

We reduced market risk exposure to lower interest rates primarily by increasing the amount of unswapped fixed-rate callable Bonds and APLS Bonds as a percentage of total mortgage assets. A greater amount of callable/APLS Bonds, which have higher book costs than non-callable Bonds, augments the ability to retire debt when interest rates fall. In 2006, there was an average of $9.5 billion par value of these Bonds outstanding, which represented 47 percent of average mortgage assets, compared to $8.5 billion (42 percent of mortgage assets) in 2005. Before we implemented this strategy, the percentage of these Bonds to mortgage assets had been as low as approximately 33 percent.

▪	Wider net spreads on short-term/adjustable-rate assets—Favorable: Due primarily to the higher short-term interest rates and less competition (expected to be temporary) from other GSEs for issuance of short-term debt and swapped debt, spreads over funding costs on certain short-term and adjustable-rate assets widened in 2006 compared to 2005. The spreads were especially wider in the fourth quarter of 2006.

▪	Increase in SFAS 91 net amortization—Unfavorable: Total net amortization of noncash items in accordance with SFAS 91 was similar in 2006 to 2005. It increased $4 million in 2006, which reduced net interest income by this amount and reduced ROE, after assessments, by 8 basis points. The largest component of the increase was net amortization related to discounts on Consolidated Obligations. Net amortization related to our mortgage assets was similar between 2006 and 2005. For more information on SFAS 91, see the “Critical Accounting Policies and Estimates” section and Note 1 to the Notes to Financial Statements.

▪	Increase in Advance prepayment fees—Favorable: Prepayment fees on early termination of Advances were virtually zero in 2005 and were $6 million in 2006. The increase in these fees added 12 basis points to 2006’s ROE.

▪	Shift in Advance composition—Unfavorable: There was a continuing shift in the composition of Advances from long-term fixed rate and Convertible/Putable Advances towards short-term and adjustable-rate LIBOR Advances. This lowered earnings because the short-term and LIBOR Advances tend to earn the lowest net spreads of any our Advance programs.
2005 versus 2004. Many of the same elements as in the comparison of 2006 to 2005 contributed to the $38 million increase in 2005’s net interest income compared to 2004. In particular, the effect of higher short-term interest rates on our earnings from capital investment generated most of the increase in 2005’s net interest income. Also, there were several additional elements in the 2005 comparison, some elements in the 2006 comparison that were not present in the 2005 comparison, and different degrees, or direction, of importance of some common elements.
▪	The maturity of low cost debt was not as important an element in 2005 compared to 2006.

▪	There was a larger reduction in market risk exposure to higher interest rates in 2006 than 2005, as represented by the change in the average long-term gap and differences in the results for the measures of market risk exposure.

▪	Net spreads on short-term/adjustable-rate assets did not widen in 2005 over 2004.

▪	As shown on the yield/rate tables above, there was a $224 million increase in mandatorily redeemable capital stock in 2005 over 2004. This stock lowers earnings because it is classified as a liability and accrues interest expense at the dividend rate. The large increase in the amount of this stock in 2005 decreased earnings, after assessments, by $10 million over 2004. For information, see the “Capital Resources” section and Notes 1 and 14 to the Notes to Financial Statements.

▪	Advance prepayment fees were essentially zero in 2005, a decrease of $69 million from 2004, which lowered 2005’s ROE, after assessments, by 134 basis points.

▪	Total net amortization of noncash items in accordance with SFAS 91 decreased $15 million in 2005, which improved ROE, after assessments, by 29 basis points. The lower amortization reflected the slower prepayment speeds in 2005 due to a trend of higher long-term interest rates.

▪	There was a net interest income decrease of $38 million in 2004 and $1 million decrease in 2005 from amortization of basis adjustments in accordance with SFAS 133 accounting guidelines related to certain Advance transactions. This amortization represented a reclassification of the same amount (in absolute value) each year to the account “net realized and unrealized gain (loss) on derivatives and hedging activities.” Although the amortization reduced net interest income, it had no affect on net income. Most of the Advances subject to this reclassification were prepaid by members in the fourth quarter of 2004, thus substantially reducing the reclassification in 2005 and 2006.

Effect of the Use of Derivatives on Net Interest Income
Our use of derivatives affects net interest income primarily by synthetically transforming the interest rate terms of Advances and Consolidated Obligations into adjustable-rate LIBOR-based interest rates. The following table shows this for the years presented.

(In millions)	2006	2005	2004

Advances (1)	$8	$(112)	$(469)
Mortgage purchase commitments (2)	2	2	2
Consolidated Obligations (1)	(269)	(35)	301

Decrease in net interest income	$(259)	$(145)	$(166)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
The total decrease each year in net interest income resulting from derivatives activity represents the economic cost of hedging purchased options embedded in Advances, net of the increase in net interest income from converting Consolidated Obligations from a fixed-rate basis to an adjustable-rate LIBOR index. Although our use of derivatives lowered net interest income given the current relative amounts of Advances and Consolidated Obligations associated with derivatives, they made our earnings and market risk profile significantly more stable. For 2006 versus 2005, the $120 million positive change in the net interest income impact from Advance-related swaps primarily reflected higher coupons on short-term LIBOR. This raised the interest earned on the adjustable-rate receive leg of the swaps. Secondarily, the positive change occurred from a lower balance of Convertible Advances. The $234 million negative change in the net interest income impact from Consolidated Obligation-related swaps also reflected the increase in short-term LIBOR, which raised the interest paid on the adjustable-rate pay leg of the swaps. The same reasons accounted for the changes in 2005 versus 2004.
For further discussion of our use and accounting for derivatives, see the “Use of Derivatives” section in Item 1., the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management,” the “Accounting for Derivatives and Hedging Activity (SFAS 133)” section of “Critical Accounting Policies and Estimates,” and Notes 1 and 17 to the Notes to Financial Statements.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

(In millions)	2006 over 2005			2005 over 2004
	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income Advances	$25	$744	$769	$(9)	$696	$687
Mortgage loans held for portfolio	(2)	4	2	12	11	23
Federal funds sold and securities purchased under resale agreements	(10)	127	117	1	141	142
Other short-term investments	(7)	22	15	4	26	30
Interest-bearing deposits in banks	(3)	85	82	(27)	88	61
Mortgage-backed securities	(4)	16	12	32	8	40
Other long-term investments	(1)	—	(1)	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—

Total	(2)	998	996	13	970	983

Increase (decrease) in interest expense
Term deposits	(1)	2	1	(1)	3	2
Other interest bearing deposits	(1)	14	13	(2)	16	14
Short-term borrowings	(89)	337	248	(87)	392	305
Unswapped fixed-rate Consolidated Bonds	20	67	87	84	1	85
Unswapped adjustable-rate Consolidated Bonds	8	47	55	18	46	64
Swapped Consolidated Bonds	75	471	546	36	428	464
Mandatorily redeemable capital stock	(2)	2	—	9	2	11
Other borrowings	—	—	—	—	—	—

Total	10	940	950	57	888	945

Increase (decrease) in net interest income	$(12)	$58	$46	$(44)	$82	$38

All of the increase in total net interest income occurred in the rate contribution category, which reflected the impact of higher short-term market interest rates on earnings from the investment of interest-free capital, net of other non-volume factors related to changes in asset book yields and liability book costs. This is consistent with the analysis in the “Components of Net Interest Income” section above. The impact of the higher interest rates can also be seen in each separate asset and liability account.
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the periods selected.

(Dollars in millions)	2006	2005	2004

Other Income
Net gain (loss) on derivatives and hedging activities	$2	$(1)	$40
Other non-interest income, net	4	4	4

Total other income	$6	$3	$44

Other Expense
Compensation and benefits	$25	$21	$18
Other operating expense	11	12	11
Finance Board	3	3	3
Office of Finance	2	2	2
Other expenses	5	4	3

Total other expense	$46	$42	$37

Average total assets	$79,401	$79,390	$80,495
Average regulatory capital	4,007	4,053	3,841
Total other expense to average total assets(1)	0.06%	0.05%	0.05%
Total other expense to average regulatory capital(1)	1.15%	1.05%	0.95%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Effect of SFAS 133 on Earnings
The following table is a summary of the account “net realized and unrealized gain (loss) on derivatives and hedging activities” for the last three years:

(In millions)	2006	2005	2004

Fair Value Hedges
Advances(1)	$—	$4	$38
Mortgage Purchase Program	—	—	—
Consolidated Obligations	1	(4)	2

Total Fair Value Hedge	1	—	40

Economic Hedges
Advances	—	—	—
Mandatory Delivery Contracts	1	—	(7)
To-be-announced mortgage-backed securities hedges	—	(1)	6
Investments	—	—	—
Consolidated Obligations	—	—	1

Total Economic Hedges	1	(1)	—

Total net gains (losses) on derivatives and hedging activities	$2	$(1)	$40

(1)	Includes SFAS 133 basis adjustments of (in millions) $0, $1 and $38 in the years ended December 31, 2006, 2005 and 2004, respectively. These amounts decreased “Net interest income” and increased the gain on SFAS 133 market adjustments.
In 2006 and 2005, there was an immaterial effect on earnings from accounting for derivatives in accordance with SFAS 133. In addition, all but $2 million of the net gain in 2004 represented reclassifications of certain items from net interest income to this account, which had no effect on net income. The immateriality in SFAS 133 for all three years reflected the following factors:
▪	76 percent in 2006, 60 percent in 2005, and 69 percent in 2004 of the notional principal amount of our derivative transactions received a type of accounting treatment that results in no accounting earnings volatility.

▪	Almost all of the remaining derivatives received accounting treatment that tends to result in a minimal amount of accounting earnings volatility.

▪	Based on the fact that the market value differences between the derivatives and hedged instruments have been nominal, we believe all of our derivative relationships were highly effective economically in hedging the market risk exposure identified in the hedged instruments; the periodic changes in the fair values of the derivatives and hedged instruments closely offset each other.
For more discussion of our use of derivatives and how we account for them under SFAS 133, see the sections identified in the “Effect of the Use of Derivatives on Net Interest Income” above.
Total Other Expense
Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. Most of the increase in total other expense in 2006 and 2005 occurred from higher compensation and benefits. This category rose $4 million in 2006 and $3 million in 2005, due to additional staff, higher salaries for existing staff, and the related rising cost of employee benefits. The additional staff related primarily to enhancements of our financial disclosures and controls, registration of our capital stock under the Securities Exchange Act of 1934, and increased regulatory requirements. These reasons also accounted for the increase in compensation and benefits in 2005.
REFCORP and Affordable Housing Program Assessments
REFCORP is assessed at 20 percent of net earnings before the Affordable Housing Program. The Affordable Housing Program expense is assessed at the greater of an aggregate of $100 million for the FHLBank System or 10 percent of net earnings after REFCORP, before the Affordable Housing Program expense and before interest on mandatorily redeemable capital stock. Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.8 percent effective annualized net assessment (“tax”) rate.
Assessments totaled $93 million in 2006, which reduced the ROE by 246 basis points. In 2005, assessments totaled $81 million, which reduced the ROE by 213 basis points. The larger burden of assessments in 2006 versus 2005 resulted from the higher income before assessments in 2006, combined with the slight reduction in average capital in 2006 versus 2005. However, the classification of SFAS 150 capital stock as a liability provided a slight offset to these factors. The reclassification augments the return on regulatory capital because the SFAS 150-related accrued interest expense reduces the REFCORP assessment.
Segment Information
     Note 16 of the Notes to Financial Statements presents general information on the two operating business segments we have identified. It is important to note that we dynamically manage our financial operations and market risk exposure primarily at the level of, and within the context of, the entire balance sheet, rather than at the level of individual operating business segments. Under this holistic approach, the market risk/return profile of each operating business segment does not match, or possibly even have the same trends as, what would occur if each segment were managed on a stand-alone basis. The table below summarizes the segments’ operating results. The ROE changes are summarized below and discussed in more detail in the “Net Interest Income” section.
(Dollars in millions)

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
2006
Net interest income	$302	$84	$386

Net income	$197	$56	$253

Average assets	$69,599	$9,802	$79,401

Average equity allocation	$3,310	$466	$3,776

Return on Average Assets	0.28%	0.57%	0.32%

Return on Average Equity	5.95%	12.03%	6.70%

2005
Net interest income	$261	$79	$340

Net income	$169	$51	$220

Average assets	$70,041	$9,349	$79,390

Average equity allocation	$3,346	$447	$3,793

Return on Average Assets	0.24%	0.55%	0.28%

Return on Average Equity	5.03%	11.48%	5.79%

2004
Net interest income	$216	$86	$302

Net income	$169	$58	$227

Average assets	$72,175	$8,320	$80,495

Average equity allocation	$3,408	$397	$3,805

Return on Average Assets	0.24%	0.69%	0.28%

Return on Average Equity	4.97%	14.52%	5.97%

Profitability of the Traditional Member Finance Segment
For this segment, the following factors resulted in a 92 basis points increase in the ROE from 2005 to 2006.
▪	Favorable factors: The higher short-term interest rate environment improved earnings from the investment of interest-free capital and from the large overnight asset gap. In addition, the net spreads on certain short-term and adjustable-rate assets widened and Advance prepayment fees increased $6 million.

▪	Unfavorable factors: There was a substantial amount of retirement of low cost debt related to mortgage-backed securities; book spreads to funding costs on new mortgage-backed securities continued to be relatively narrow; our market risk exposure was lowered; and there was a continued trend in Advance composition towards short-term/adjustable-rate Advances.

▪	Neutral factors: Net amortization under SFAS 91 was relatively similar in 2006 compared to 2005.
ROE increased only six basis points from 2004 to 2005, which primarily reflected the large amount ($69 million) of Advance prepayment fees we received in 2004. Excluding these fees, 2004’s ROE would have been 3.48 percent, 155 basis points lower than 2005’s ROE.
Profitability of the Mortgage Purchase Program Segment
For this segment, the following factors resulted in a 55 basis points increase in the ROE from 2005 to 2006.
▪	Favorable factors: In both 2006 and 2005, there was a larger principal amount of Consolidated Obligations than mortgage loans. Therefore, the segment’s balance sheet had a relatively large balance of short-term assets (assumed to be overnight Federal funds). The higher short-term interest rate environment in 2006 compared to 2005 increased the earnings from the Federal funds assets, as well as from the investment of interest-free capital.

▪	Unfavorable factors: The same unfavorable factors affected the Mortgage Purchase Program segment as the Traditional Member Finance segment, except for the Advance composition trend.

▪	Neutral factors: Net amortization under SFAS 91 was relatively similar in 2006 compared to 2005.
The increase in the profitability of this segment was completely the result of the increase in short-term interest rates combined with the excess amount of debt relative to mortgage loan assets. Without these factors, the segment’s profitability would have decreased because of the maturity of low-rate debt and the continued purchase of new mortgage assets at narrow spreads, both of which we expect to continue in 2007 and beyond. The overfunding occurred, in part, from the strategy to reduce the entire balance sheet’s market risk exposure. Most of this strategy was implemented in this segment. We believe it is important to monitor the segment’s profitability excluding the effect of the combination of higher short-term interest rates and the overfunding, because its long-term expected profitability is unrelated to these two factors.
An estimate of changes in the segment’s profitability without the effect of these two factors can be derived. If short-term interest rates had remained constant between 2005 and 2006, the segment’s ROE in 2006 would have been lower than 2005’s ROE by approximately 225-275 basis points, due to the unfavorable factors identified. The exact effect from controlling for these two factors is difficult to identify because of interrelationships among several moving variables.
The 304 basis points decrease in the ROE from 2004 to 2005 reflected the same unfavorable factors identified in the comparison of 2006 to 2005. Partially offsetting the total decrease was a $12 million decrease in net premium amortization in 2005, which improved 2005’s ROE, after assessments, by 220 basis points. Controlling for the change in premium amortization, the unfavorable factors cited above decreased 2005’s ROE for this segment by 524 basis points.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
We believe that business risk, along with market risk, are the most significant risks we face. Business risk is defined in Item 1.’s “Risk Management” section, identified in Item 1A.’s “Risk Factors” section, and discussed in the “Outlook and Challenges” section of the “Executive Overview.”
Market Risk
Measurement and Management of Market Risk Exposure
We define market risk exposure as the risk of fluctuations in both the economic value of our stockholders’ capital investment in the FHLBank and the level of future earnings from unexpected changes in, and the volatility of, the market environment (most importantly interest rates) and our business operating conditions. The economic value of capital is also referred to as the market value of equity. There is normally a tradeoff between the economic value component and the shorter-term earnings component. Two of our corporate objectives relating to our management of market risk exposure are to minimize long-term market risk exposure, which is the economic value component, and to earn a competitive return on members’ capital stock investment, which is the earnings component.
We refer to the tradeoff between the economic value component and earnings component as the “market risk/return profile.” Effective management of both components is important in order to attract and retain members and capital and to encourage growth in Mission Asset Activity. The primary challenges in effectively managing long-term market risk exposure and shorter-term earnings volatility arise from two factors:
▪	There is a tradeoff between earning a competitive return on members’ capital investment in the FHLBank and correlating this return positively with short-term interest rates.

▪	We are subject to unfavorable changes in prepayment speeds on our mortgage assets.
In many market environments, short funding and prepayment optionality make our market value of equity decrease for both higher and lower interest rates. As we discuss in Item 1.’s section “Corporate Objectives and Operating Framework as a Cooperative,” we believe member stockholders prefer to earn a dividend payable on their capital investment that tracks short-term interest rates.
If earnings and short-term interest rates were perfectly correlated, the market value of equity would also have a strong positive correlation with interest rates. A financial instrument’s market value, including equity, depends on being able to reinvest principal and interest cash flows at current market interest rates. When interest rates rise, market value normally decreases because the cash flows cannot be reinvested instantaneously at higher interest rates. For the same reason, when interest rates decline, market value normally increases. The longer cash flows are held before requiring reinvestment, the more the market value changes in response to movements in interest rates.
Because of our cooperative ownership structure and relatively modest risk profile, our spreads between asset yields and debt costs tend to be narrow. In order to help generate a competitive return on capital, we invest our capital in a maturity ladder of assets and normally engage in a limited amount of funding of long-term assets with shorter-term debt which we refer to as “short funding.” These practices enable earnings to benefit from the fact that, on average over time, the yield curve has been upward sloping. However, they also normally make both the level of ROE and the market value of equity correlate inversely with the level of interest rates. The result is a tradeoff between earning a competitive return on capital and correlating ROE positively with short-term interest rates.
Changes in prepayment speeds, net of offsetting changes in the cash flows of liabilities, affect the timing difference of actual and expected net cash flows. Prepayment speeds change primarily in response to changes in actual and expected future mortgage interest rates as well as secondarily in response to changes in other factors such as the type of mortgage assets we hold, their final maturities, the age of the mortgage loans, home sales, geographical terms, and the historical pattern of the evolution of interest rates. Prepayment speeds tend to accelerate when rates fall (referred to as contraction risk) and tend to slow down when rates rise (referred to as extension risk).

We hedge the prepayment optionality of mortgage assets with long-term fixed-rate callable and noncallable Consolidated Bonds and with prepayment-linked Bonds (APLS). We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. We attempt to hold a portfolio of Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. However, because it is normally cost-prohibitive to completely hedge mortgage prepayment speeds, a residual amount of market risk typically remains after hedging activities. Changes in mortgage prepayment speeds, especially faster speeds in lower interest rate environments, generally reduce economic earnings and make them more volatile.
Our Financial Management Policy has five sets of limits regarding market risk exposure, described below. These policy limits relate primarily to long-term market risk exposure. Except for the capital leverage requirement, with which we comply daily, we determine our compliance with these limits at every month end or more frequently if market or business conditions change significantly. We complied with each of these limits throughout 2006 and 2005.
▪	Capital leverage. Finance Board Regulations require us to maintain at least a 4.00 percent regulatory capital-to-assets ratio. We have adopted a more restrictive additional limit in our Financial Management Policy, requiring us to maintain a quarterly average ratio of at least 4.20 percent.

▪	Market Value of Equity Sensitivity. The market value of equity (for the entire balance sheet) must be between positive and negative 20 percent of the current balance sheet’s market value of equity in two hypothetical interest rate scenarios: up 200 basis points and down 200 basis points from the current interest rate environment. The interest rate movements are specified to be “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

▪	Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment must be between positive and negative eight years. In addition, the duration of equity in up and down 200 basis points interest rate shocks must be within positive and negative ten years.

▪	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive four percent and negative four percent in each of up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities with no capital allocation.

▪	Risk-Based Capital. Finance Board Regulations require that total permanent capital, which includes retained earnings plus the regulatory amount of all Class B capital stock (including mandatorily redeemable stock), must be at least equal to the amount of risk-based capital. Risk-based capital is measured as the sum of market risk, credit risk, and operational risk as specified by the Regulations.
In addition, Finance Board Regulations specify additional controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. As described in the “Credit Services” section of Item 7, we also manage market risk by charging members prepayment fees on many Advance programs where an early termination of an Advance results in an economic loss.
The assumptions in long-term market risk measures—typically instantaneous, permanent and parallel changes in interest rates—are important in analyzing overall market risk exposure but are incomplete indicators of market risk exposure and are less helpful in guiding earnings expectations. They do not indicate the timing of cash flow differences between assets and liabilities, nor do they incorporate active management responses to changes in the market environment or consider the effects of changes in future business activity or the passage of time. To address these limitations, we use additional measures of market risk exposure including analysis of key-rate durations of equity; earnings simulations/sensitivities; cash flow/repricing gaps; long-term gap analysis, and basis risk exposure.
We analyze market risk under a variety of interest rate scenarios and perform sensitivity and stress analysis of the major variables that affect market risk. These variables include the level and volatility of interest rates, the shape of market yield curves, mortgage prepayment speeds, the level, composition and profitability of Mission Asset Activity, and management’s strategies on the tradeoffs in the market risk/return profile. We use numerous robust proprietary models from third party software companies. These models enable us to analyze our financial instruments using theoretically rigorous “option-adjusted” stochastic valuation techniques and sophisticated analysis of mortgage prepayment speeds. We regularly assess the effects of different assumptions, techniques and methodologies on the measurements of market risk exposure, including comparison to alternative models and information from brokers/dealers.
We manage our market risk/return profile holistically at the level of, and within the context of, the entire balance sheet. This means that:
▪	We finance and hedge specific asset purchases and specific subportfolios in the context of the current, expected and desired market risk/return characteristics of the individual assets, the mortgage assets portfolio (including mortgage-backed securities and loans under the Mortgage Purchase Program) and the entire balance sheet. This “holistic” approach to financing/hedging decisions is important given the necessity of dynamically managing the tradeoff between long-term market risk exposure and earnings volatility, as well as the high volume of small-size transactions of Mission Asset Activity.

▪	After Consolidated Bonds are issued and allocated to the Credit Services portfolio, the Mortgage Purchase Program portfolio, or the mortgage-backed securities portfolio, they are not reallocated.

▪	Our overall market risk/return profile is continually “rebalanced” through time in response to actual and expected changes in interest rates, prepayment speeds, market risk exposure profile, earnings trends, interest rate volatility, cash flow mismatches between amortizing mortgage assets and nonamortizing debt liabilities, balance sheet composition, and other factors.
Capital Leverage
See the “Capital Resources” section of the “Analysis of Financial Condition” for information on our compliance with the capital leverage policy limits.
Market Value of Equity and Duration of Equity
The market value of equity is the current theoretical market value of assets minus the current theoretical market value of liabilities. It measures, in present value terms, the long-term economic value of current capital and the long-term level and volatility of net interest income. It does not measure the value of our company as a going concern because it does not consider future new business activity, future risk management strategies, or the net profitability of assets after funding costs are subtracted. We analyze the sensitivity of the market value of equity to changes in interest rates, prepayment speeds, options prices, mortgage and debt spreads, interest rate volatility, and other market variables.
The duration of equity is a second way to measure the sensitivity of the market value of equity. Duration generally indicates the expected change in an instrument’s market value from a small movement in interest rates. It is a measure of price volatility. Duration is positively related to an instrument’s stated maturity and, usually, is inversely related to the value of an instrument’s option. It can represent the weighted average amount of time until the principal and interest of a financial instrument is able to be reinvested. This time-to-reinvest concept relates to the market value sensitivity of a financial instrument because the amount of sensitivity directly corresponds to how long one must wait to reinvest an instrument’s principal and interest cash flows into the current interest rate environment.
The duration of equity is affected by capital leverage, the duration of liabilities, and the duration of assets relative to the duration of liabilities. It can be computed as the duration of liabilities plus the product of the amount of capital leverage and the duration gap (which is the difference between the duration of assets and the duration of liabilities). Capital leverage equals the market value of assets divided by the market value of equity.
For example, a positive five-year duration of equity indicates that the market value of equity is expected to change inversely with interest rates: a 100 basis points increase in all interest rates would be expected to decrease the market value of equity by 5.0 percent; and a 100 basis points decrease in all interest rates would be expected to increase the market value of equity by 5.0 percent. A negative duration, by contrast, indicates that the market value of equity is expected to change in the same direction as interest rates movements. The duration of equity will change as interest rates move because there will be changes in the expected cash flows of instruments with options, especially for mortgage prepayment speeds.

The following table presents the market value of equity sensitivity profile of the entire balance sheet for selected periods and interest rate shocks (in basis points).

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Monthly Average
2006
Market Value of Equity	$3,881	$4,005	$3,996	$3,949	$3,880	$3,800	$3,633
% Change from Flat Case	(1.7)%	1.4%	1.2%	—	(1.7)%	(3.8)%	(8.0)%

2005
Market Value of Equity	$3,924	$4,110	$4,153	$4,149	$4,103	$4,027	$3,841
% Change from Flat Case	(5.4)%	(0.9)%	0.1%	—	(1.1)%	(2.9)%	(7.4)%

2004
Market Value of Equity	$3,660	$3,857	$3,889	$3,864	$3,799	$3,700	$3,459
% Change from Flat Case	(5.3)%	(0.2)%	0.6%	—	(1.7)%	(4.2)%	(10.5)%

Year-End
2006
Market Value of Equity	$3,852	$4,053	$4,073	$4,043	$3,983	$3,905	$3,732
% Change from Flat Case	(4.7)%	0.2%	0.7%	—	(1.5)%	(3.4)%	(7.7)%

2005
Market Value of Equity	$4,064	$4,205	$4,213	$4,174	$4,117	$4,033	$3,859
% Change from Flat Case	(2.6)%	0.7%	0.9%	—	(1.4)%	(3.4)%	(7.5)%

2004
Market Value of Equity	$3,787	$4,041	$4,110	$4,123	$4,082	$4,003	$3,796
% Change from Flat Case	(8.1)%	(2.0)%	(0.3)%	—	(1.0)%	(2.9)%	(7.9)%
The following table presents the duration of equity for selected periods and interest rate shocks (in basis points).

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Monthly Average
2006	(4.9)	(0.5)	1.6	3.1	4.1	4.6	4.7
2005	(5.4)	(2.9)	(0.9)	1.4	3.2	4.4	5.2
2004	(6.9)	(3.2)	(0.2)	2.5	4.6	6.0	6.7

Year-End
2006	(6.3)	(2.4)	0.5	2.4	3.8	4.5	4.8
2005	(4.5)	(1.3)	0.6	2.6	3.8	4.5	4.8
2004	(7.2)	(4.5)	(1.8)	0.9	3.1	4.7	5.6
These measures of market risk exposure were well within our market risk limits in each month of 2006 and 2005. We believe that having adequate flexibility within the limits enables us to effectively manage the tradeoffs between market risk and return over time. Throughout 2006, despite a degree of volatility caused by fluctuations in long-term interest rates, our market risk exposure was relatively stable and, we believe, modest.
The higher average long-term interest rates in 2006 compared to 2005 resulted in higher durations of equity, which resulted in more market risk exposure to further interest rate increases and less exposure to interest rate decreases. This is expected given the prepayment dynamics inherent in mortgage assets. Throughout 2006, we continued the strategy, which we implemented beginning in the second half of 2004, of maintaining our market risk exposure below our historical profile. Without this strategy, the market risk profile in 2006 would have shown more exposure to interest rate changes. See the “Reduction in Market Risk Exposure” section of the “Results of Operations” for discussion of this strategy.

In the second quarter of 2006, we adopted a different primary prepayment model for market risk analysis than the model we had been using. Although the new model measures moderately larger exposure to lower interest rates and slightly smaller exposure to higher interest rates, it has not caused us to materially change our market risk management strategies. It has prompted us tactically to put more emphasis on controlling market risk exposure to falling interest rates and faster prepayment speeds.
Market-to-Book Value Ratio of Regulatory Capital
We track trends in the ratio of the market value to book value of total regulatory capital. This ratio indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities. A ratio greater than 100 percent indicates that if we were to liquidate our balance sheet, we would be able to do so at a net gain of cash. A ratio below 100 percent indicates that liquidation would involve a loss of cash. Changes in the market-to-book value ratio of regulatory capital provide a rough indication of the value of future net interest income from the current balance sheet. We believe that the 98.8 percent average ratio in 2006 was another indication of our modest market risk exposure.
The following table presents monthly average and year-end ratios of the market value to book value of total regulatory capital for the current (flat-rate) interest rate environment for the periods indicated. The monthly-average market-to-book value ratio decreased in 2006 compared to 2005 and 2004 because of higher average long-term interest rates. As shown in the market value of equity table, an increase in long-term rates normally lowers the market value of equity, due primarily to the extension risk inherent in mortgage assets.

	Monthly Average	Year-End
2006	98.8%	100.0%
2005	102.2%	101.1%
2004	100.2%	103.1%
Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for most of our market risk exposure. We analyze it both together with and separately from the entire balance sheet. The portfolio includes: both settled and traded-not-yet-settled mortgage-backed securities, including pass-through securities and collateralized mortgage obligations; unpaid principal balances and Mandatory Delivery Contracts under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; and to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts.
The following table presents the results of the net asset market value sensitivity of the mortgage assets portfolio for selected periods and interest rate shocks (in basis points). We complied with the policy limits on the market risk exposure of this portfolio for each month end in 2006 and 2005.

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Monthly Average
2006	(0.6)%	0.1%	0.2%	—	(0.3)%	(0.6)%	(1.3)%
2005	(1.3)%	(0.3)%	(0.1)%	—	(0.2)%	(0.5)%	(1.3)%

Year-End
2006	(1.2)%	(0.1)%	0.1%	—	(0.2)%	(0.6)%	(1.4)%
2005	(0.7)%	0.0%	0.1%	—	(0.3)%	(0.6)%	(1.4)%
Most of our market risk exposure comes from the mortgage assets portfolio because of its prepayment optionality. The following table presents the sensitivities of the market value of equity and duration of equity (in years) of the portfolio for selected periods and interest rate shocks (in basis points). Equity was assumed to be allocated based on the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not necessarily what would result from an economic allocation of equity to the mortgage assets portfolio but, because it uses the same regulatory capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet. The tables show that, for the periods presented, the mortgage asset portfolio had similar trends as the market value of equity and duration of equity of the entire balance sheet.

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Monthly Average
2006
% Change Market Value of Equity	(13.2)%	3.2%	3.7%	—	(6.4)%	(14.2)%	(30.7)%
Duration of Equity	(31.0)	(6.2)	3.3	10.5	15.7	19.4	24.3

2005
% Change Market Value of Equity	(25.7)%	(6.5)%	(1.0)%	—	(3.3)%	(9.4)%	(25.2)%
Duration of Equity	(30.8)	(15.8)	(6.5)	2.8	10.5	16.0	22.5

Year-End
2006
% Change Market Value of Equity	(27.1)%	(1.6)%	2.1%	—	(5.7)%	(13.8)%	(31.4)%
Duration of Equity	(40.3)	(13.3)	(0.2)	8.5	15.1	19.9	26.1

2005
% Change Market Value of Equity	(14.8)%	(0.4)%	1.9%	—	(5.0)%	(11.8)%	(27.1)%
Duration of Equity	(24.2)	(8.2)	(0.3)	7.4	12.8	16.7	21.5
Key-Rate Durations of Equity
The key-rate duration of equity quantifies the exposure of the market value of equity to different maturity points of the market yield curves. The key-rate duration of equity related to a particular maturity point is computed by changing the level of market rates up and down by a small amount within a tight range around the maturity point, and then measuring the average change in market value. The sum of each key-rate duration of equity should closely approximate the effective duration of equity. The value of this analysis is that it provides information on the duration of debt that should be issued to change market risk exposure to particular maturity points of the yield curve. The following table shows key-rate durations of equity (in years) for various points on the yield curve for the current (flat rate) interest rate environment as of year-ends 2006 and 2005. We also monitor key-rate durations for other interest rate scenarios. As expected given that most of our market risk exposure results from our holdings of fixed-rate mortgage assets, key-rate duration analysis indicates that most of our market risk exposure occurs in the longer-term maturity points on the LIBOR and U.S. Treasury yield curves.

	Yield Curve Maturity
(In Years)	0.25	0.5	1.0	2.0	3.0	5.0	7.0	10.0	15.0	20.0	30.0

Year-End
2006	(0.1)	(0.1)	(0.4)	0.3	0.0	0.5	0.5	1.1	0.3	0.3	0.0
2005	(0.2)	(0.3)	0.0	(0.1)	0.0	0.3	0.5	1.4	0.5	0.4	0.0
Risk-Based Capital Regulatory Requirements
The GLB Act and Finance Board Regulations require us to hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. The amount of our total permanent capital, defined as retained earnings plus the regulatory amount of Class B Stock including mandatorily redeemable stock, must be at least equal to the amount of risk-based capital, measured as the sum of market risk, credit risk, and operational risk. In this context, market risk is measured as the sum of the following two items:
▪	The market value of equity at risk, which is determined from simulations using movements in interest rates and interest rate volatility that could occur during times of market stress. Interest rate movements and volatility are defined as those that have occurred over each 6-month period starting in 1978 and are calibrated based on current interest rate levels. The applicable market risk number is defined as the 99th percentile loss from all the simulations, which means that one percent of simulations have market value losses that exceed the applicable market risk number. This measure or market risk exposure is an application of value-at-risk analysis.

▪	The amount, if any, by which our current base-case market value of equity is less than 85 percent of the book value of total capital.
Credit risk is measured for each asset and derivative. It is based on formulaic assignments based on actual histories of corporate defaults on different asset classes. Operational risk is specified to be 30 percent of the sum of market risk and credit risk.
The following table shows for the periods selected the monthly average and year-end composition of risk-based capital and the amount of risk-based capital relative to the actual amount of permanent capital.

(Dollars in millions)	Year End 2006	Monthly Average 2006	Year End 2005
Market risk-based capital	$246	$289	$254
Credit risk-based capital	198	184	191
Operational risk-based capital	133	142	134

Total risk-based capital requirement	577	615	579
Total permanent capital	4,050	4,007	4,130

Excess permanent capital	$3,473	$3,392	$3,551

Risk-based capital as a percent of permanent capital	14.2%	15.3%	14.0%

The risk-based capital requirement has not been a binding constraint on our operations. On December 31, 2006, we held $4,050 million of eligible permanent capital that exceeded our risk-based capital requirement of $577 million by $3,473 million. Because the risk-based capital measure is a nonbinding constraint, we do not use it to actively manage our market risk exposure, but we do monitor results to identify its trends within our internal process of market risk analysis.
Earnings Volatility
An important measure of potential earnings volatility is earnings-at-risk simulations of projected net income over a multi-year horizon under various interest rate scenarios, balance sheet projections, asset spreads, risk management strategies and sensitivities of mortgage prepayment speeds. We perform multiple earnings simulations using sophisticated third-party software models that permit us to consider all the factors and assumptions that determine earnings. For information on current and potential earnings trends, see the “Outlook and Challenges” section of the “Executive Overview.”
We have not established policy limits on short-term earnings volatility for three reasons. First, as changes occur in market and business conditions, it is important to be able to respond with flexibility to manage the tradeoffs involved in controlling both short-term earnings sensitivity and long-term market risk exposure. Policy limits for both components of market risk exposure could adversely constrain this flexibility. Second, our Retained Earnings Policy is based on, among other factors, potential earnings volatility. Third, the requirement to pay a competitive dividend rate each quarter provides a strong discipline to manage and control earnings exposure.
We also monitor market risk and earnings exposure using traditional repricing gap analyses of principal cash flow differences between assets and liabilities. The measure of the long-term gaps is discussed in the “Components of Net Interest Income” section of “Results of Operations.”
Basis risk is defined as the exposure to a potential loss in the market value of equity or earnings from asymmetric movements in the benchmark interest rates underlying the values of assets and liabilities or from asymmetric movements in the spreads to the benchmark interest rates of the assets and liabilities. We monitor basis risk daily. Our most significant source of basis risk exposure is changes in mortgage rates versus changes in Consolidated Bond rates. We have limited means to manage this source of basis risk because Bonds are our primary funding vehicle for mortgage assets. However, we can partially manage the risk because we can access a wide range of debt structures for hedging when the basis risk between specific mortgage and debt instruments may be particularly problematic. Another source of basis risk is the difference between the amount of assets indexed to LIBOR and the amount funded with Discount Notes. Although this is a source of basis risk, it enables us to benefit from a widening of the spread between LIBOR and Discount Notes and to quickly reposition our funding when advantageous. The basis risk exposure between fixed-rate Advances and Consolidated Obligations is negligible because we directly change Advance rates in response to changes in the cost of Obligations.
Use of Derivatives in Risk Management
In 2006, as in prior years, we used derivatives for the following hedging purposes:
▪	to synthetically transform long-term fixed-rate callable Consolidated Bonds, which are one type of debt security the investor community prefers, to an adjustable-rate LIBOR funding basis (usually 3-month LIBOR) in order to offer and fund competitively-priced LIBOR Advances and other short-term Advances;

▪	to hedge below-market fixed rates on Convertible and Putable Advances that have a put option on interest-rates permitting, or requiring, us to convert them to adjustable-rate LIBOR Advances (usually after an initial lockout period) or to terminate the Advance;

▪	to hedge Regular Fixed-Rate Advances when it may not be advantageous to issue Consolidated Obligations;

▪	to hedge the interest rate and interest-rate options on certain Advances that have caps and/or floors; and

▪	to hedge the market risk exposure during the commitment period of Mandatory Delivery Contracts.
The terms and characteristics of the derivatives closely or exactly match those of the hedged Advances and Consolidated Obligations, including most importantly the dollar amount, final maturity, option characteristics, and coupon interest rate. Generally, we use derivatives to hedge all Advances that have embedded interest rate options that we have purchased or sold. Exceptions to this practice are Mortgage-Related Advances. For the reasons discussed in the “Use of Derivatives” section in Item 1., and the “Critical Accounting Policies and Estimates” section, the volatility in the market value of equity and earnings from application of SFAS 133 was minimal in 2006 and in prior years.
The following table presents for the dates selected the notional principal amounts of the derivatives used to hedge other instruments. Interest rate swaps are used for the first five hedge items in the table. Mandatory Delivery Contracts are hedged using a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities.

		December 31,
(In millions)		2006	2005	2004
Hedged Item	Hedging Instrument
Consolidated Obligations	Interest rate swap	$26,485	$24,367	$25,235
Convertible Advances	Interest rate swap	4,485	6,794	7,395
Putable Advances	Interest rate swap	444	—	—
Advances and Investments with purchased caps and/or floors	Interest rate swap (1)	10	10	14
Regular Fixed-Rate Advances	Interest rate swap	365	240	240
Mandatory Delivery Contracts	Commitments to sell to-be-announced mortgage-backed securities	86	28	53

Total based on hedged item (2)		$31,875	$31,439	$32,937

(1)	On December 31, 2006 and 2005, these swaps hedged only Advances.

(2)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with forward rate agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.

The fluctuation in the notional principal amount of interest rate swaps hedging Consolidated Obligations is typical and is based on our needs for synthetic adjustable-rate LIBOR financing in response to member demand for LIBOR Advances and based on trends in the relative funding cost between Discount Notes and swapped funding. The decrease since 2004 in the notional principal amount of interest rate swaps hedging Convertible Advances resulted, primarily, from the swap counterparties’ exercise of the termination options on the related interest rate swaps and our corresponding exercise of the Advances’ conversion options. Secondarily, the decrease resulted from maturities as well as member prepayments, which results in our termination of the related interest rate swaps. From time to time, we may hedge Regular Fixed-Rate Advances with interest rate swaps instead of with fixed-rate debt. This decision is based on differences between the cost of interest rate swaps and fixed-rate debt and on the market’s availability of relevant debt offerings.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship for the noted periods. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

(In millions)	2006	2005	2004

Shortcut (Fair Value) Treatment
Advances	$809	$240	$7,408
Mortgage Purchase Program	—	—	—
Investments	—	—	—
Consolidated Obligations	23,470	18,492	15,325

Total	24,279	18,732	22,733

Long-haul (Fair Value) Treatment
Advances	4,475	6,794	237
Mortgage Purchase Program	—	—	—
Investments	—	—	—
Consolidated Obligations	3,015	5,875	9,910

Total	7,490	12,669	10,147

Economic Hedges
Advances	20	10	—
Mandatory Delivery Contracts	107	39	75
To-be-announced mortgage-backed securities hedges	86	28	53
Investments	—	—	4
Consolidated Obligations	—	—	—

Total	213	77	132

Total Derivatives	$31,982	$31,478	$33,012

Our interest rate swaps are normally eligible for fair value hedge accounting in accordance with SFAS 133. Fair value hedge accounting can be either shortcut treatment or long-haul treatment. We received shortcut accounting treatment on $24.3 billion (76 percent) of total derivative transactions outstanding as of December 31, 2006. Shortcut accounting permits the assumption of no hedge ineffectiveness, resulting in no effect from these derivatives transactions on earnings and capital. We designated $7.5 billion (23 percent) of derivatives as long-haul hedges. For these, we are permitted to offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the hedged instruments, as long as certain conditions apply. See the “Critical Accounting Policies and Estimates” section and Notes 1 and 17 to the Notes to Financial Statements for further discussion of fair value hedge accounting.
The increase in Advance hedges receiving long-haul accounting at year-end 2006 and 2005 compared to year-end 2004 resulted from the fact that all of the Convertible Advance hedges were re-categorized to long-haul accounting in October 2005. The decrease from the end of 2005 to the end of 2006 in Advance hedges receiving long-haul accounting resulted from the changes related to the balances of Convertible Advances identified above. The 2006 increase in the notional principal amount of Consolidated Obligation hedges receiving shortcut accounting, and the corresponding decrease in the amount receiving long-haul accounting, resulted primarily from the discontinued use of interest rate swaps having deferred fees. Swaps having deferred fees are accounted for as long-haul hedges.

The remaining $213 million (1 percent) of derivatives are economic hedges, which is defined as the use of a derivative that economically hedges a financial instrument but that does not qualify for fair value hedge accounting. The fair value changes in these hedge relationships tend to closely offset each other, as designed. Our primary use of economic hedges is a common strategy to hedge the economic risk reflected in market value changes of Mandatory Delivery Contracts under the Mortgage Purchase Program. Under this strategy, we short sell to-be-announced mortgage-backed securities for forward settlement. Both instruments are considered derivatives. SFAS 133 does not permit a derivative that hedges another derivative to qualify for hedge accounting. There are two benefits from this type of hedge. First, we may be able to delay issuing Consolidated Bonds until we know the actual characteristics of the loans members will deliver to us. Second, the hedges enable us to align the accounting earnings recognition of the economics of the Mandatory Delivery Contract and the Bonds issued over the expected lives of the mortgage loans.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, delayed receipt of interest and principal, or counterparties’ nonpayment of interest due on derivative transactions. We believe we have limited exposure to credit risk. Therefore, we have not established a loan loss reserve for any assets.
Credit Services
Credit risk exposure from our lending activity is managed through various forms and degrees of collateralization, credit underwriting, valuation of collateral, physical collateral review, and collateral perfection. The terms and conditions of members’ borrowing relationships are determined by criteria specified in our Credit Policy. We have aggressive processes to identify and manage credit risk, including very conservative collateralization of member borrowings. Because of this, and the fact that we have never experienced a credit related loss or Advance payment delinquency, we have not established a loan loss reserve for Credit Services.
We require each member to provide us a security interest in eligible collateral before it can undertake any Credit Services transaction. Each borrowing member must execute a Blanket Security Agreement that sets forth the necessary collateral requirements. We assign six levels of collateral status: Blanket, Listing, Assigned, Physical, Recorded, and Securities. Each member is assigned a status based on our determination of its internal credit rating (described below), the member’s current financial condition and other information we obtain.
Blanket collateral status is the least restrictive collateral status. It is assigned to 92 percent of members, consisting of lower risk institutions pledging loan collateral. Under a Blanket status, the member borrower is not required to deliver loan level detail on pledged loans. We monitor eligible collateral under Blanket status using regulatory financial reports, which most members submit quarterly, and periodic collateral “certification” documents submitted by all significant borrowers. Lower risk members that choose not to pledge loan collateral are assigned Securities status. A member under Assigned or Listing collateral status must pledge, and provide us information on, specifically identified individual loans that meet certain minimum qualifications.
Physical and Recorded are the most restrictive collateral statuses, which we assign to members experiencing significant financial difficulties, insurance companies pledging loans, and de novo financial institutions. Insurance companies are generally required to deliver collateral due to the fact that they do not have the backing of the Federal Deposit Insurance Corporation or other deposit insurance fund controlled by a regulator. De novo institutions are required to deliver collateral until they have developed a financial history and are trending strongly toward profitability. We require borrowers assigned to these statuses to deliver into our possession securities, original notes, mortgages or deeds of trust, and the instruments we accept are highly restrictive and subject to a conservative valuation process.

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
We require Advances to be overcollateralized. Overcollateralization rates, referred to as Collateral Maintenance Requirements (CMR), and valuation processes vary by the loan type or security pledged and by our internal risk ratings assigned to each member and to each loan type pledged. Loan collateral values are obtained either via periodic member certifications provided directly to us or from regulatory reports. In situations where we are providing borrowing capacity against an entire portfolio of loans, values on specifically assigned residential mortgage loans are derived from an in-house system based on benchmark secondary market pricing where available. These are adjusted for the underwriting characteristics of each individual loan. If a member requests borrowing capacity against other types of specifically assigned loans, third party valuation services are used. Under normal circumstances, CMRs for pledged 1-4 family loans range from 125 to 175 percent and for multi-family loans range from 125 to 250 percent. These requirements are adjusted upward for higher risk portfolios, as indicated by poor loan performance or as identified during on-site review processes. CMRs for non-residential loan collateral are higher, ranging from 150 percent to 500 percent based on a variety of factors. Along with stringent program eligibility requirements, the higher CMRs for these collateral types effectively mitigate their potential credit risk.
As additional security for members’ indebtedness, we have a statutory lien on their FHLBank capital stock. With certain unlikely exceptions, the FHLBank Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. Our security interest in collateral is perfected by filing financing statements on each member borrower and in pledged securities collateral by taking physical possession. If the financial condition of a particular member warrants, we further perfect our security interest by taking physical possession of pledged loan assets. There is also an internal requirement that we may not extend additional credit (except under the Affordable Housing or the Community Investment and Economic Development Programs) to any member that, except in certain instances evaluated on a case-by-case basis, has total borrowings in excess of 50 percent of its total assets. Finally, Finance Board Regulations authorize us, at our discretion consistent with our Credit Policy, to call on members to pledge additional collateral during the life of a borrowing.
Credit risk exposure exists in cases of fraud by a failing institution. In these situations, we would rely on regulatory agencies to fulfill their legal obligations to make us whole. Credit losses could occur should a regulatory agency, for an unknown reason, prevent us from liquidating our collateral position.

We regularly perform credit reviews of member institutions. Each member is assigned an internal credit rating, based on a combination of internal credit underwriting analysis and consideration of available credit ratings from independent credit rating organizations. Assessment of a member’s credit risk also includes physical collateral reviews of higher risk members and members we believe present significant credit exposure. The following table shows the distribution of internal credit ratings assigned to member and non-member borrowers as of December 31, 2006. The left side of the table shows the borrowing capacity of both secured members and secured non-member borrowers (former members with remaining outstanding Advances or Letters of Credit). The right side of the table includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. A small number of borrowers (4 percent) and very little borrowing capacity (0.7 percent) were related to institutions with credit ratings below 4. For total members and borrowing nonmembers, 83 percent had credit ratings of 1, 2, or 3, and 96 percent had one of the top 4 credit ratings. These percentages were similar for all borrowers.
       (Dollars in millions)

	All Members and Borrowing
	Nonmembers
Member		Collateral-Based
Credit		Borrowing
Rating	Number	Capacity
1	175	$50,434
2	209	27,170
3	241	20,877
4	99	12,337
5	15	379
6	10	355
7	4	44

Total	753	$111,596

All Borrowers
	Credit	Collateral-Based
	Services	Borrowing
Number	Outstanding	Capacity

109	$18,262	$48,803
159	14,789	26,539
199	7,258	19,834
76	7,797	12,132
12	131	370
8	175	323
4	28	44

567	$48,440	$108,045

Mortgage Purchase Program
Overview. Although we use similar credit underwriting standards and processes for approving PFIs as for borrowing members, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include, in order of priority, primary mortgage insurance, the Lender Risk Account (for conventional loans only), and Supplemental Mortgage Insurance (for conventional loans only) purchased by the PFI from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, private mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level.
Finance Board Regulations require that the combination of mortgage loan collateral, credit enhancements, retained earnings, and general loan loss allowances be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of AA. The rating is determined from a credit assessment model licensed from Standard & Poor’s. In practice, the loan collateral and the credit enhancements raise the implied credit rating on each Master Commitment Contract to the AA minimum without relying on retained earnings or loss allowances.
Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member experienced a loss on loans sold to us. Delinquencies have been minimal. Because of the strong credit enhancements and the history of strong credit quality, we believe our exposure to credit risk on conventional loans is de minimis and we have not established a loan loss reserve for the Program.
Lender Risk Account. The Lender Risk Account is a performance-based purchase price holdback for the PFI on each conventional loan it sells to the FHLBank. The Lender Risk Account serves as an incentive for members to sell us quality loans. We assign each PFI a separate Lender Risk Account percentage, which we may vary over time for the PFI on separate Master Commitment Contracts. The percentage amount of the Lender Risk Account is based on our determination, made at the time a Master Commitment Contract is established, of the losses we expect on the loans we anticipate to be delivered under that Contract. The percentages range from 30 basis points to 50 basis points of the loans’ purchased principal balance.
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
At the time of loan funding, Lender Risk Account funds are deducted from the purchase price, aggregated by Master Commitment Contract, and recorded as distinct accounts payable (due to the PFI) as an increase to “Other liabilities” in the Statements of Condition. These funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance, if any, on any loans in the pool we have purchased. They are also available to cover non-credit losses, such as those related to natural disasters, deemed unrecoverable by the Supplemental Mortgage Insurance provider. If conventional loan losses, on a loan-by-loan basis, exceed homeowners’ equity and applicable primary mortgage insurance, the proceeds from the Lender Risk Account are drawn on to cover these residual losses until the Account is exhausted. Any portion of the Account not needed to help cover actual loan losses in excess of homeowners’ equity and any applicable primary mortgage insurance is returned to the PFI over a scheduled time period, normally beginning five years after the Master Commitment Contract is filled and ending after the eleventh year. If losses occur after scheduled payments from the Account are made to the PFI, such funds are no longer available to cover the losses.
The following table presents changes in the Lender Risk Account for the years presented. The amount of loss claims was insignificantly different from zero.

(In millions)	2006	2005
Lender Risk Account at beginning of year	$42	$37
Additions	4	5
Claims	—	—
Scheduled distributions	—	—

Lender Risk Account at end of year	$46	$42

Losses in excess of the Lender Risk Account are absorbed through a second layer of credit enhancement, Supplemental Mortgage Insurance, which is provided and paid for by the PFI and purchased from a third party provider, naming us as insured.
Loan Characteristics. At the end of 2006, 18 percent of our mortgage loans and Mandatory Delivery Contracts were backed by the FHA. These loans have a 100 percent U.S. government guarantee and, therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance.
The following table shows two measures of the conventional loan portfolio’s credit quality as of December 31, 2006. The distribution of the loan-to-value ratios and the credit scores provided by Fair Isaac and Company (FICO) are each based on data from origination dates of the loans weighted by unpaid principal. The distributions and averages for each category were almost identical at the end of 2005.

Percent
Loan-to-Value	of Principal

<= 60%	24%
> 60% to 70%	20
> 70% to 80%	48
> 80% to 90%	5
> 90%	3

Weighted Average	69%

		Percent
FICO Score		of Principal

< 620		0%
620 to < 660		5
660 to < 700		12
700 to < 740		20
>= 740		63

746	Total	100%

FICO provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. Our policy is that we will not purchase conventional loans with a FICO score of less than 620. In addition, for a loan with a cash-out refinancing (in which the mortgagee receives a portion of the property’s equity as cash at the closing of the loan), we require higher FICO scores if the loan-to-value ratio is above certain thresholds. The mortgage industry generally considers a FICO score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk.
The data on the loan-to-value ratios and FICO scores are another indication that the Mortgage Purchase Program has a favorable credit quality. We believe that the loan-to-value ratios reported above understate the credit quality of the program. They do not consider the tendency of loan-to-value ratios to decrease over time as the amount of principal remaining on each loan amortizes towards zero and as the market value of the loans increases.
Another indication of credit quality is data on actual delinquencies. On December 31, 2006, the Program had $11 million (0.2 percent) of conventional principal and $40 million (2.6 percent) of FHA principal that were 90 days or more delinquent and not in foreclosure. These rates were below the national average delinquency rates of 0.3 percent for conventional principal and 3.1 percent for FHA principal, measured by the most recent Mortgage Bankers Association National Delinquency Survey. There were no loans on nonaccrual status. Because of the credit enhancements on conventional loans and the government guarantee on FHA loans, we believe we have little, if any, exposure to loans on delinquent status.
The geographical allocation of loans in the Program was concentrated in the Midwest, as shown on the following table for the end of 2006. The table is based on unpaid principal balance. Loans were underrepresented in the Northeast and West, regions that historically have had the most exposure to credit problems. However, it was reported that Ohio had the highest state foreclosure rate in 2006. Most of the Midwest property locations of our purchased loans were in Ohio. This is a situation we will continue to monitor. This allocation was almost identical at the end of 2005.

Midwest	50%	IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast	6	CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
Southeast	24	AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest	12	AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West	8	AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Total	100%

Through the end of 2006, we received principal and interest payments on a “scheduled/scheduled” basis. This means that the PFI, in its capacity as servicer, is required to remit these payments to us even if it has not received them from the mortgagee. This feature provides smoother cash flows when a loan is delinquent, but it does not provide an additional credit enhancement. Also, in the unlikely event that a PFI defaults on its payment obligation, we hold the PFI’s capital stock as collateral per the terms of a Blanket Security Agreement, as well as any excess loan or securities collateral that may be pledged under that agreement.
In late 2006, our Board of Directors approved purchasing conventional loans on which we receive principal and interest payments on an “actual/actual” basis. This means that the loan servicer remits these payments to us when it receives them from the mortgagee. Because of our historically negligible delinquencies on conventional loans and because we believe the amount of loans we purchase under this servicing option will be fairly small, we assess that the additional credit risk from an “actual/actual” servicing structure will be de minimis. However, we will routinely monitor these loans to determine the ongoing need to provide for a loan loss reserve. As of the filing of this Form 10-K, we had not yet purchased a loan under this servicing structure.
Other Information on Credit Risk. We believe credit risk exposure to loan servicers is minimal. Although servicing entails a number of activities, the primary risk is that the servicer does not remit loan payments in a timely manner. Loan servicers are subject to our servicing reviews. If material servicing concerns are identified during this process or otherwise, servicing can be moved to another institution. For non-member servicers (situations where the PFI sells servicing rights to an FHLBank-approved third party), the credit exposure is unsecured. Non-member servicers are subjected to standard underwriting procedures in addition to the aforementioned servicing reviews. The FHLBank currently has one non-member performing servicing for acquired member assets, Washington Mutual, which is currently rated single-A by Moody’s and Standard & Poor’s.
We also believe we have a very small amount of credit exposure to the providers of Primary and Supplemental Mortgage Insurance. We subject these providers to the standard credit underwriting analysis and additionally estimate our potential exposure based on historically high industry loss rate factors that we further stress for added conservatism. At year-end 2006, we had an estimated exposure of $16 million to Supplemental Mortgage Insurance providers.
Investments
Most money market investments are unsecured and therefore present a credit risk exposure. Our Financial Management Policy permits us to invest in only highly rated counterparties and sets restrained limits on the amount of unsecured credit exposure we are permitted to extend to individual and affiliated counterparties. Each counterparty’s limit is based on its long-term counterparty credit ratings from national rating agencies and on percentages, which vary by credit rating category, of the lesser of our total capital or the counterparty’s Tier 1 capital. We supplement the formulaic limits on credit exposure with internal credit underwriting analysis performed in a department separate from the investment function. We also monitor the creditworthiness of counterparties by reviewing market news and movements in stock prices and debt spreads.
At any point that we perceive credit risk has deteriorated or may deteriorate, we are able to immediately suspend new activity with individual counterparties and holding companies, put them on a Trading Room “watch list,” apply tighter maturity or dollar limits than permitted in the Financial Management Policy, liquidate securities holdings, and/or steer investment priorities away from the particular counterparties or market segments. Also, the short-term nature of these investments and the negotiability of investment types generally enable us to quickly mitigate actual or perceived credit exposure problems.
The following table presents for the dates selected the par amount of unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services. The table excludes securities repurchased under resale agreements, which are secured. The differences between the two periods reflect normal daily fluctuation in our investment activity.

	December 31,
(In millions)	2006	2005

Aaa/AAA	$891	$455
Aa/AA	12,987	10,255
A	3,485	4,111
Baa/BBB	—	—

Total	$17,363	$14,821

As described in the “Investments” section of Item 1., our Financial Management Policy also establishes conservative guidelines for investment mortgage-backed securities. Substantially all of these are GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by the Ginnie Mae. These securities continued to carry long-term debt ratings of triple-A from Moody’s, Standard & Poor’s, and Fitch. We have never held any asset-backed securities. On December 31, 2006, we held only $415 million of private label mortgage-backed securities. These securities carry greater credit risk than GSE and agency mortgage-backed securities. They all have triple-A ratings, carry increased subordination, and consist of residential fixed-rate mortgage loans.
A credit event could be triggered from outright default on principal or interest payments, by delayed payments, or by a rating downgrade of a security that results in a market value loss if we attempted to sell it. Given our conservative policies and practices related to investment activities and strong credit risk management policies, we believe credit risk exposure from our investment portfolio is nominal.

Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments or defaults. This could result in us having to replace the derivative transaction with another counterparty on less favorable terms. Our amount of credit risk exposure to a counterparty equals the positive net mark-to-market value of all derivatives outstanding with the counterparty. Our Financial Management Policy limits credit exposure to each counterparty in derivative transactions based on the counterparty’s amount of capital and creditworthiness.
We perform credit underwriting and contemporaneous monitoring on derivatives counterparties similar to those activities with unsecured investment counterparties. Each counterparty is required to deliver us high quality collateral in an amount equal to our net market value exposure, if any, to the counterparty that exceeds approved threshold limits. We value each derivative daily using a sophisticated market-tested third party software model. The residual amount of credit risk exposure is the cost of replacing the derivatives if the counterparty defaults on payments due, net of the value of collateral we hold.
The table below presents the net market value exposure as of December 31, 2006 for interest rate swap derivatives outstanding.
(Dollars in millions)

			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure

Aaa/AAA	—	$—	$—	$—	$—	$—
Aa/AA	8	8,871	7	—	—	7
A	7	22,918	(102)	—	5	(97)

Total	15	$31,789	$(95)	$—	$5	$(90)

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
The 15 counterparties with whom we had interest rate swaps outstanding had $90 million of net market value exposure to us. We had a positive net exposure to six counterparties, all of which were AA-rated and for which we had notional principal totaling $10,315 million and net exposure totaling $12 million. None of our counterparties carried a long-term credit rating lower than A- from a national rating agency. Because of the collateralization process, strong credit quality and ratings on our derivative counterparties, we do not expect any credit losses on our derivative transactions.
The overall decreases in long-term interest rates over the last five years compared to before 2001 have resulted in large negative net present values on most Advance-related swaps. This is because most of these swaps were transacted by the end of 2001, before long-term interest rates had begun to decrease significantly, and because we pay a fixed rate of interest and receive a floating rate of interest on these swaps. A large majority of the Consolidated Bond-related swaps also have negative net present values, but for a different reason. On Bond-related swaps we pay a floating rate of interest and receive a fixed rate of interest. Most of these swaps outstanding were executed in the last several years, and as intermediate and long-term interest rates have tended to increase moderately from their levels at the time of execution of most of these swaps, the swaps’ net present values have decreased, resulting in a lower net credit risk exposure on these swaps.
Liquidity Risk and Contractual Obligations
Liquidity Information
Our operations require a substantial level of liquidity at all times to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing liquidity is through participation in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in 2006 we participated in the issuance of $821.9 billion of Consolidated Discount Notes and $20.4 billion of Consolidated Bonds.

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
Our operational liquidity must be at least as great as our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. During the past two years, we have met our operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we have been able to access capital markets to issue Consolidated Obligations.
Based on the excess liquidity indicated in the standard measures presented below and based on our ability to access the capital markets for debt issuance, we believe we had sufficient liquidity reserves on each day during the last two years.
Contingency Liquidity Requirement
To meet the contingency liquidity requirement, we must hold sources of liquidity, in the event our access to the capital markets is impeded for seven business days, in an amount at least equal to the sum of the following items:
▪	100 percent of liabilities maturing or called in the next seven business days (net of liabilities issued, not yet settled);

▪	100 percent of assets traded, not yet settled, and Advance commitments;

▪	100 percent of Advances maturing; and

▪	a hypothetical percentage increase in Advances, computed based on recent balance experience.
Sources of liquidity for the contingency liquidity requirement include the following:
▪	cash;

▪	overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available-for-sale negotiable securities, 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities, and certain other investments as detailed in our Financial Management Policy;

▪	Advances maturing within the next seven business days; and

▪	principal and interest payments to be received within the next seven business days on mortgage-backed securities.
The following table presents the components of the contingency liquidity requirement on December 31.

Contingency Liquidity Requirement (In millions)	2006	2005

Total Contingency Liquidity Reserves	$29,409	$28,766
Total Requirement	(16,427)	(15,254)

Excess Contingency Liquidity Available	$12,982	$13,512

Deposit Reserve Requirement
To support our member deposits, we are required to meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement on December 31.

Deposit Reserve Requirement (In millions)	2006	2005

Total Eligible Deposit Reserves	$44,504	$39,897
Total Member Deposits	(926)	(910)

Excess Deposit Reserves	$43,578	$38,987

Investment Liquidity Requirement
Our liquidity guidelines also require us to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement on December 31.

Daily Liquidity Requirement (In millions)	2006	2005

Total Eligible Investments	$14,686	$13,080
Total Reserve Requirement	(4,669)	(3,948)

Excess Daily Liquidity Reserves	$10,017	$9,132

Temporarily Impaired Securities
As indicated in Notes 6 and 7 to the Notes to Financial Statements, at the ends of 2006 and 2005, our available-for-sale securities portfolio and held-to-maturity securities portfolio had unrealized losses. This was due to the generally higher level of interest rates on these dates, compared to the interest rates in effect when the securities were purchased. We have determined that all unrealized losses for these portfolios are temporary, reflecting movements in interest rates and not deterioration of the creditworthiness of the issuers or of the underlying collateral. We believe it is probable we will be able to collect all amounts due according to the contractual terms of the individual securities in these portfolios. Additionally, we have the intent, as well as sufficient liquidity, to hold the securities to their final payments, which will result in full recovery of the unrealized losses.

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of December 31, 2006 according to their expiration terms or payment due dates. We expect that we will continue to have sufficient liquidity to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$20,555	$18,102	$6,446	$8,316	$53,419
Mandatorily redeemable capital stock	1	1	135	—	137
Other long-term obligations (term deposits) – par	87	1	—	—	88
Capital lease obligations	—	—	—	—	—
Operating leases (include premises and equipment)	1	2	2	2	7

Total Contractual Obligations before off-balance sheet items	20,644	18,106	6,583	8,318	53,651

Off-balance sheet items (1)
Commitments to fund additional Advances	8	—	—	—	8
Standby Letters of Credit	6,325	85	34	54	6,498
Standby bond purchase agreements	31	68	144	—	243
Commitments to fund mortgage loans	107	—	—	—	107
Unused line of credits and other commitments	—	—	—	—	—
Consolidated Obligations traded, not yet settled	56	1,020	140	90	1,306

Total off-balance sheet items	6,527	1,173	318	144	8,162

Total Contractual Obligations and off-balance sheet items	$27,171	$19,279	$6,901	$8,462	$61,813

(1)	Represents notional amount of related off-balance sheet obligations.
Operational Risk
Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. We mitigate operational risk through adherence to internal department procedures and controls, use of tested information systems, disaster recovery provisions for those systems, acquisition of insurance coverage to provide directors and staff protection from possible errors or fraud, and comprehensive policies and procedures related to Human Resources. In addition, our Internal Audit Department, which reports directly to the Audit Committee of our Board of Directors, regularly monitors and tests compliance from a best practices perspective with all policies, procedures, and regulatory requirements including the Sarbanes-Oxley Act.
We believe there were no material developments regarding our operational risk in 2006.
Internal Department Procedures and Controls
Each department within the FHLBank has developed a system of internal procedures and controls, including those that address proper segregation of duties. Each system prevents any one individual from processing the entirety of a transaction that affect member accounts, correspondent FHLBank accounts and third party servicers providing support to us. We review daily and periodic transaction activity reports in a timely manner to detect erroneous or fraudulent activity.
Information Systems
We have an Information Technology Committee of the Board of Directors that has oversight responsibility for the timely and effective introduction, application, and support of appropriate automated facilities in concert with our business objectives. The Operations Risk Management Steering Committee (a management committee) reports to the Board Committee and approves long-range information technology initiatives and annual disaster recovery test plans, and periodically reviews data security standards and safeguards.
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
Human Resources Policies and Procedures
The risks associated with our Human Resources function are categorized as either Employment Practices Risk or Human Capital Risk. Employment Practices Risk is the potential failure to properly administer our policies regarding employment practices, compensation and benefit programs for eligible staff and retirees, and the potential failure to observe and properly comply with federal, state and municipal laws and regulations. Human Capital Risk is the potential inability to attract and retain appropriate levels of qualified human resources to maintain efficient operations.
Comprehensive policies and procedures are in place to limit Employment Practices Risk. These are supported by an established internal control system that is routinely monitored and audited. With respect to Human Capital Risk, we strive to maintain a competitive salary and benefit structure, which is regularly reviewed and updated as appropriate to attract and retain qualified staff. In addition, we have a succession plan that is reviewed and approved by the Personnel Committee of the Board of Directors.
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
We have identified four critical accounting policies that require management to make subjective or complex judgments about inherently uncertain matters. Our financial condition and results of operations could be materially affected under different conditions or different assumptions related to these accounting policies.
Accounting for Derivatives and Hedging Activity (SFAS 133)
In accordance with SFAS 133, we record derivative instruments at their fair values on the Statements of Condition, and we record changes in their fair values in current period earnings or other comprehensive income. These requirements are irrespective of the accounting treatment for fair value changes in the instruments being hedged by the derivatives. Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and that therefore may qualify for fair value hedge accounting. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting, partially or fully, the change in fair value of the derivatives.

Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain criteria may qualify for “shortcut” fair value hedge accounting. Shortcut accounting permits the assumption of no ineffectiveness. This means we are permitted to assume that the fair value change of the hedged instrument is equal (in absolute value) to the fair value change in the related derivative. The result is that the derivative relationship has no effect on earnings or capital. Other hedges may receive long-haul fair value accounting. For these, the fair value change in the hedged instrument must be measured and recorded separately from the fair value change of the related derivative. In addition, for such hedges, effectiveness testing must be performed as described below.
We use derivatives conservatively, designing our use of them so they are highly effective in offsetting changes in the market values of the designated balance sheet instruments. Accordingly, we are permitted to designate most of our derivative transactions so that they receive shortcut or long-haul fair value hedge accounting. The result is that there is relatively little earnings volatility from hedging market risk with derivatives. In accordance with Finance Board Regulations, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2006 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We have not engaged in any macro hedging of market risk or credit risk using derivatives. We have not executed any indexed principal swaps, futures, caps, collars and floors, except to the extent they have been embedded in interest rate swaps that hedge assets or liabilities with identical options.
We consider hedges of committed Advances and Consolidated Obligations to be eligible for the shortcut provisions (paragraph 68) of SFAS 133 so long as settlement of the committed Advance or Consolidated Obligation occurs within the shortest period possible for that type of instrument. We have defined the market settlement conventions to be five business days or less for Advances and thirty calendar days or less (using a next business day convention) for Consolidated Obligations. We also believe that the conditions of paragraph 68(b) are met if the fair value of the swap is zero on the date we enter into the commitment to issue the hedged item. These conditions are necessary, in addition to the other requirements of paragraph 68, to establish eligibility for shortcut accounting.
For a derivative that meets the necessary conditions identified above, in order to determine if it can receive long-haul accounting we must additionally assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged in the related hedged instrument. To do this, each month we perform effectiveness testing using a consistently applied standard statistical methodology called regression analysis that measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass pre-defined critical values of the measures to enable us to conclude that the fair values of the derivative transaction have a close correlation and strong relationship with the fair values of the hedged instrument. If this conclusion is indicated by the results, the derivative transaction is said to pass effectiveness testing and long-haul accounting is permitted. If these measures are outside any of the tolerances, effectiveness testing fails. This means the hedge no longer qualifies for hedge accounting, with the result that we would record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument.
Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test would be rare, and this has been the case historically. Consequently, the impact on earnings from recording the derivatives designated as long-haul fair value hedges has been minimal. We expect this to continue in the future assuming our current hedging strategies continue.
Each month, we compute estimated fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. This analysis indicates that, for derivatives receiving long-haul fair accounting, the total net difference between the fair values for the derivatives and the fair values for the related hedged instruments would be a relatively small dollar amount, even under an assumption of an extremely stressed interest rate environment. This is because, as noted previously, each derivative/hedged instrument transaction has very closely related, or exactly matched, characteristics such as notional amount, final maturity, options, interest payment frequencies, reset dates, etc. Most of any fair value difference occurs from the fact that our interest rate swaps have an adjustable-rate LIBOR leg (off 1- or-3-month LIBOR), whereas the hedged instruments do not.
An important element of effectiveness testing is the duration of the derivative and the hedged instrument. The effective duration will be affected mostly by the final maturity and any option characteristics. In general, the shorter the effective duration the more likely it is that effectiveness testing would fail. This is because, given a relatively short duration, the LIBOR leg of the swap is a relatively important component of the monthly change in the derivative’s fair value, and there is no offsetting LIBOR leg on the hedged instrument.
If a derivative/hedged instrument transaction does fail effectiveness testing, it does not mean that the hedge relationship is no longer successful in achieving its intended economic purpose. For example, a Consolidated Bond hedged with an interest rate swap creates adjustable-rate LIBOR funding, which is used to match fund adjustable-rate LIBOR and other short-term Advances. Economically, the Advance is part of the overall hedging strategy and the reason for engaging in the derivative transaction. However, SFAS 133 does not permit us to consider the Advances when performing effectiveness testing.
Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities (SFAS 91)
SFAS 91 can result in substantial earnings volatility. Most of the potential for such volatility is within our Mortgage Purchase Program, mortgage-backed securities, and Consolidated Obligations. Normally, earnings volatility from Consolidated Obligations is less pronounced than for mortgage assets, and therefore this discussion focuses on the application of SFAS 91 to accounting for mortgage assets. When we purchase or invest in mortgages, we normally pay an amount that differs from the principal balance. A premium price is paid if the purchase price exceeds the principal amount. A discount price is paid if the purchase price is less than the principal amount. SFAS 91 requires companies to defer premiums and discounts, and amortize the premiums and accrete the discounts to net interest income in a manner such that the yield recognized each month on the underlying asset is constant over the asset’s historical life and estimated future life. This is called the constant effective yield method.
We typically pay more than the principal balance when the interest rate on a purchased mortgage is greater than the prevailing market rate for similar mortgages. The net purchase premium is amortized as a reduction in the mortgage’s book yield. Similarly, if we pay less than the principal balance, the net discount is accreted in the same manner as the premium, resulting in an increase in the mortgage’s book yield. We have purchased most of the loans in the Mortgage Purchase Program at premiums. Mortgage-backed securities have been purchased at both premiums and discounts, and we have tended to purchase them at prices close to par. At the end of 2006, the Mortgage Purchase Program had a net premium balance of $82.1 million and mortgage-backed securities had a net discount balance of only $8.8 million. Therefore, on all mortgage assets, there was a total net premium balance of $73.3 million.
The constant effective yield amortization method is applied each month using actual historical and projected principal cash flows. Prepayment speeds are normally affected most by changes in interest rates. When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the mortgages’ book yields on premium balances and an increase in book yields on discount balances. The opposite effect tends to occur when interest rates rise. When interest rates are volatile, there can be substantial volatility in the accounting recognition of premiums and discounts.
We perform SFAS 91 amortization each month as follows. The mortgages under the Mortgage Purchase Program are stratified into multiple portfolios according to common characteristics such as coupon interest rate, final original maturity (mostly 15, 20, and 30 years), loan age, and type of mortgage (i.e., conventional and FHA). We compute SFAS 91 for each mortgage-backed security separately. Projected prepayment speeds are derived using a nationally recognized, market-tested third party prepayment model. They are computed based on a single interest rate scenario of implied forward interest rates for LIBOR and residential mortgages computed from the daily average market interest rate environment from the previous month. Implied forward interest rates are used because they underlie many market practices, both from a theoretical and operating perspective. We regularly test the reasonableness of the prepayment model by comparing it to another third party prepayment model, as well as to actual prepayment results experienced over time, to validate that over time the prepayment model continues to project reasonably accurate prepayment speeds.
As projections of future prepayment speeds change and as actual prepayments received in the prior month differ from what we had projected for the prior month, amortization/accretion may change. The immediate adjustment and the new future regular amortization schedule are based on applying the new constant effective book yield as if it had been in effect since the purchase of the assets. When actual prepayments are higher than previously predicted, amortization/accretion normally accelerates. When actual prepayments are lower, amortization/accretion normally decelerates. In general, reductions in interest rates are expected to result in a larger acceleration of amortization for premium mortgage assets, compared to the deceleration effect of higher interest rates on future months’ amortization.
It is difficult to calculate exactly how much amortization/accretion of mortgage premiums/discounts could change over time. Exact trends depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization/accretion also depend on the accuracy of prepayment projections compared to actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market environments and the response of prepayments to future market conditions even when those conditions are known.
The results of the actual SFAS 91 process in December 2006 were as follows. Because average interest rates were lower in the month of December compared to the month of November, there was an immediate acceleration of $0.5 million (a decrease in net income) in the premium amortization for the Mortgage Purchase Program and an immediate deceleration of less than $0.1 million (an increase in net income) in the discount accretion for mortgage-backed securities. In addition, if interest rates change as indicated by implied forward interest rates computed from the average rates in December, the approximate regular annual recognition for 2007 would be net amortization of $16.6 million for the Mortgage Purchase Program and net accretion of $0.9 million for mortgage-backed securities.
As of year-end 2006, we performed an analysis that tested, for our mortgage assets, the sensitivity of SFAS 91 recognition to changes in estimated prepayment speeds. The following table shows the 2007 net interest income results in different interest rate shocks, for both the one-time immediate adjustment and the approximate regular annual recognition. As expected, there is more volatility for interest rate decreases than interest rate increases. This asymmetry of the immediate adjustment and regular annual amortization between a down 50 basis points interest rate shock and a down 100 basis points shock is due to the current non-proportional response of prepayment speeds. In a down 50 basis points shock, prepayment speeds on our mortgage assets would increase moderately, whereas in a down 100 basis points shock, they would increase significantly.

(In millions)	-100	-50	+50	+100

Mortgage Purchase Program
Immediate Adjustment	$(30.2)	$(12.0)	$1.8	$3.7
Regular annual	(24.7)	(18.6)	(13.9)	(13.3)

Mortgage-Backed Securities
Immediate Adjustment	1.9	0.4	0.1	0.1
Regular annual	5.4	2.0	0.8	0.6
Provision for Credit Losses
We evaluate Advances and the Mortgage Purchase Program monthly to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios. Our policy is to charge losses and credit recoveries against the reserve. For the reasons discussed below, no reserve for credit losses has been deemed necessary for either Advances or the Mortgage Purchase Program.
Advances
We evaluate probable credit losses inherent in Advances on a member-by-member basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. During 2006, as in prior years, we had rights to collateral (either loans or securities) on a member-by-member basis, with an estimated fair value in excess of outstanding Advances. Based on the nature and quality of the collateral held as security for Advances

(including overcollateralization), management’s credit analyses, and members’ prior repayment history (we have never recorded a loss from an Advance), no allowance for losses on Advances has to date been deemed necessary.
Mortgage Loans Acquired Under the Mortgage Purchase Program
FHA mortgage loans are U.S. government guaranteed and, therefore, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans by having the related real estate as collateral, the borrower’s equity, and several credit enhancements including primary mortgage insurance, the member’s Lender Risk Account, and Supplemental Mortgage Insurance.
For conventional loans, primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 80 and 65 percent, depending on original loan-to-value ratios and term and characteristics of the loans. Once the borrower’s equity and primary insurance are exhausted, the Lender Risk Account provides coverage for pools of conventional loans until it is absorbed. After the Lender Risk Account is absorbed, the Supplemental Mortgage Insurance coverage applies. In total, these structures that can absorb credit losses protect us down to approximately a loan-to-value ratio of 50 percent. Through the end of 2006, the Supplemental Mortgage Insurance providers had not experienced a loss. We would assume the credit exposure if the severity of losses were to exceed the Supplemental Mortgage Insurance coverage.
Our evaluation of an allowance for mortgage loan losses includes consideration of observable claims, delinquency statistics, past performance, current performance, loan portfolio characteristics, collateral valuations, industry data and prevailing economic conditions. It also includes consideration of all levels of the member’s credit enhancements (above primary mortgage insurance) through the Lender Risk Account and Supplemental Mortgage Insurance coverage, as well as outstanding claims against such coverage. The conventional loans are associated with specific Master Commitment Contracts and their related Lender Risk Accounts and are considered in such groups when we evaluate credit quality.
Supplemental Mortgage Insurance is applied on a loan-by-loan basis. Two key factors contribute to the possibility of exceeding the Supplemental Mortgage Insurance coverage: first, the severity of the loss and, secondly, with Master Commitment Contracts issued beginning in May 2005, the number of the losses within a particular Contract. Beginning in May 2005, Master Commitment Contracts issued in amounts greater than $35 million have a stop-loss feature as part of the Supplemental Mortgage Insurance contract that limits the dollar amount of insurance coverage provided by the insurer on each Contract. The stop loss is calculated at a level that permits the affected loan pools to maintain their AA implied credit rating, as required by Finance Board Regulation.
Based on such considerations, no loan loss allowance has been deemed necessary for our conventional mortgage loans since inception of the Mortgage Purchase Program.
Fair Values
Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. Certain assets and liabilities, including investments classified as available-for-sale and trading securities, and all derivatives are presented in the Statements of Condition at fair value. In accordance with GAAP, the fair value of an asset or liability is the amount at which that asset could be bought or sold or the amount at which that liability could be incurred or settled in a current transaction between willing parties, other than in liquidation. Management also estimates the fair value of collateral that borrowers pledge against Advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against a loss.
Estimated fair values for financial instruments presented in the Statements of Condition at fair values are based on market prices when they are available. If market quotes are not available, fair values are derived either from our discounted cash flow valuation models licensed from third party software providers or from estimated market values provided by the FHLBank, dealers, or other third-party providers. Currently, most derivatives and the related instruments they hedge (i.e., Advances and Consolidated Obligations) have fair values derived from one of our valuation models. This model incorporates market interest rates, management’s best assumptions on the instruments’ estimated spreads to market rates, market-derived estimated interest rate volatility, and robust option valuation techniques and assumptions.

Estimated fair values for available-for-sale investments, trading securities, and to-be-announced mortgage-backed securities hedges are obtained primarily from dealers and secondarily from other third party providers. These sources may derive fair values using their own discounted cash flow models (with their own estimates, techniques and assumptions), as well as observations of market trades involving similar instruments.
Estimated fair values for Mandatory Delivery Contracts are obtained from quoted market prices at which we offer to purchase mortgage loans. These prices are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans and are adjusted to account for particular features of the Mortgage Purchase Program that differ from the Fannie Mae and FHA securities.
Estimates, techniques and assumptions used in discounted cash flow models can significantly affect the reported fair values of assets, liabilities and derivatives, and the related income and expense. Therefore, they can significantly affect our financial position. However, because to date our use of derivatives has been highly effective in offsetting changes in the economic value of the instruments they hedge and because the par amount of our trading securities is relatively small, the impact on the income statement from classifying these instruments at their fair values has been small.
We will adopt SFAS No. 157 Fair Value Measurements effective January 1, 2008. We are currently evaluating its requirements and, if necessary, will adopt new fair value measurement techniques to comply with it. At this point, although we cannot predict if our fair value measurement techniques and methodologies will change materially, we expect that adoption of the standard will not materially affect our financial condition, results of operations, or cash flows.
RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS
See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION
Income Statements
Summary income statements for each quarter within the two years ended December 31, 2006 are provided in the tables below.

	2006
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$914	$951	$1,020	$1,048	$3,933
Interest expense	822	856	924	945	3,547

Net interest income	92	95	96	103	386

Provision for credit loss	—	—	—	—	—
Non-interest income	1	2	1	2	6
Non-interest expense	34	35	34	36	139

Net income	$59	$62	$63	$69	$253

	2005
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$632	$704	$753	$848	$2,937
Interest expense	554	624	665	754	2,597

Net interest income	78	80	88	94	340

Provision for credit loss	—	—	—	—	—
Non-interest income	2	(1)	(1)	3	3
Non-interest expense	29	29	31	34	123

Net income	$51	$50	$56	$63	$220

Investment Securities
Data on investment securities for the years ended December 31, 2006, 2005 and 2004 are provided in the tables below.
Held-to-maturity securities (book value)

(In millions)	2006	2005	2004

Government-sponsored enterprises	$25	$19	$16
States and political subdivisions	24	31	38
Mortgage-backed securities:
U.S. agency obligations — guaranteed	27	46	93
Government-sponsored enterprises	11,607	11,714	10,980
Other	416	481	601

Total mortgage-backed securities	12,050	12,241	11,674

Total held-to-maturity securities	$12,099	$12,291	$11,728

As of December 31, 2006, held-to-maturity securities had the following maturity and yield characteristics.

(In millions)	Book Value	Yield
Government-sponsored enterprises
Due in one year or less	$25	5.15%

	$25	5.15%

States and political subdivisions
Due in one year or less	$1	6.07
After ten years	23	5.77

	$24	5.77

Mortgage-backed securities*
After one but within five years	$14	6.60
After five but within ten years	274	4.87
After ten years	11,762	4.73

	$12,050	4.74

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.
Available-for-sale securities (book value)

(In millions)	2006	2005	2004

Other bonds, notes and debentures	$1,188	$1,151	$911

Total available-for-sale securities	$1,188	$1,151	$911

As of December 31, 2006, available-for-sale securities had the following maturity and yield characteristics.

(In millions)	Book Value	Yield
Other bonds, notes and debentures
Within one year	$1,188	5.29%

Trading securities (book value)

(In millions)	2006	2005	2004

Mortgage-backed securities:
U.S. agency obligations — guaranteed	$5	$6	$8

Total trading securities	$5	$6	$8

As of December 31, 2006, trading securities had the following maturity and yield characteristics.

(In millions)	Book Value	Yield
Mortgage-backed securities — U.S. agency obligations — guaranteed*
After ten years	$5	6.84%

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As shown in the table below, as of December 31, 2006, the FHLBank held securities of the following issuers with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises and government agencies. All other issuers are combined in the table below.

(In millions)	Total	Total
Name of Issuer	Book Value	Fair Value
Fannie Mae	$5,908	$5,758
Freddie Mac	5,724	5,607
Government National Mortgage Association	32	32
General Electric Capital Corp.	589	589
All other investments (11 issuers)	1,039	1,029

Total investments	$13,292	$13,015

Loan Portfolio Analysis
The FHLBank’s outstanding loans, nonperforming loans and loans 90 days or more past due and accruing interest for the five years ended December 31, 2006 were as follows:

(In millions)	2006	2005	2004	2003	2002

Domestic:
Advances	$41,956	$40,262	$41,301	$43,129	$40,063

Real estate mortgages	$8,461	$8,418	$8,371	$8,101	$3,767

Nonperforming real estate mortgages	$—	$—	$—	$—	$—

Real estate mortgages past due 90 days or more and still accruing interest (1)	$51	$49	$36	$26	$15

Interest contractually due during the year	$430	$428	$405	$343	$107
Interest actually received during the year	(430)	(428)	(405)	(343)	(107)

Shortfall	$—	$—	$—	$—	$—

(1)	Government loans (e.g., FHA) continue to accrue after 90 days or more delinquent, as do all loans purchased because the FHLBank’s agreements with the PFIs for the periods presented include monthly settlement on a schedule/scheduled basis and are therefore considered well secured and in the process of collection. Schedule/scheduled means that the PFI is obligated to remit the contractual mortgage payments on loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagee. There were no net (charge-offs) recoveries to average loans outstanding for the five years ended December 31, 2006.

Other Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the three years ended December 31, 2006:

(Dollars in millions)	2006	2005	2004
Federal funds purchased
Outstanding at year end	$—	$—	$—
Weighted average rate at year end	—	—	—
Daily average outstanding for the year	$2	$—	$8
Weighted average rate for the year (1)	5.33%	—%	1.32%
Highest outstanding at any month end	$—	$—	$—

Other FHLBs
Outstanding at year end	$—	$—	$—
Weighted average rate at year end	—	—	—
Daily average outstanding for the year	$1	$—	$2
Weighted average rate for the year (1)	4.87%	—%	1.28%
Highest outstanding at any month end	$—	$—	$—

Consolidated Discount Notes
Outstanding at year end	$21,947	$17,578	$18,632
Weighted average rate at year end	5.22%	4.12%	2.12%
Daily average outstanding for the year	$18,867	$21,729	$28,377
Weighted average rate for the year (1)	4.90%	3.11%	1.31%
Highest outstanding at any month end	$21,947	$25,191	$32,847

(1)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.
Term Deposits
At December 31, 2006, term deposits in denominations of $100,000 or more totaled $88,000,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

		Over 3	Over 6	Over 12
		months but	months but	months but
	3 months	within 6	within 12	within 24
By remaining maturity at December 31, 2006	or less	months	months	months	Total
(In millions)
Time certificates of deposit ($1 or more)	$63	$16	$8	$1	$88

Ratios

	2006	2005	2004

Net income to average assets	0.32%	0.28%	0.28%
Return on equity	6.70	5.79	5.97
Total average equity to average assets	4.76	4.78	4.73
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures About Risk Management” caption at Part II, Item 7., of this filing.

THIS PAGE INTENTIONALLY LEFT BLANK.

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Cincinnati:
In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the “FHLBank”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the FHLBank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Columbus, Ohio
February 26, 2007

FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2006	2005
ASSETS
Cash and due from banks (Note 3)	$4,022	$4,948
Interest-bearing deposits	6,535,562	6,284,166
Securities purchased under agreements to resell (Note 4)	1,150,000	1,000,000
Federal funds sold	9,641,700	7,487,900
Trading securities (Note 5)	4,602	6,187
Available-for-sale securities (a) (Note 6)	1,188,450	1,151,271
Held-to-maturity securities includes $0 and $0 pledged as collateral in 2006 and 2005 that may be repledged (b) (Note 7)	12,099,348	12,290,770
Advances (Note 8)	41,956,538	40,261,623
Mortgage loans held for portfolio, net (Note 11)	8,460,716	8,418,139
Accrued interest receivable	300,555	238,625
Premises, software, and equipment	8,412	7,999
Derivative assets (Note 17)	12,555	65
Other assets	24,210	28,157

TOTAL ASSETS	$81,386,670	$77,179,850

LIABILITIES AND CAPITAL
Deposits (Note 12):
Interest bearing	$926,874	$910,453
Non-interest bearing	360	264

Total deposits	927,234	910,717

Consolidated Obligations, net (Note 13):
Discount Notes	21,946,379	17,577,416
Bonds	53,239,244	53,520,279

Total Consolidated Obligations, net	75,185,623	71,097,695

Mandatorily redeemable capital stock (Note 14)	137,109	418,381
Accrued interest payable	559,358	436,981
Affordable Housing Program (Note 9)	96,240	91,035
Payable to REFCORP (Note 10)	17,205	15,773
Derivative liabilities (Note 17)	107,559	427,727
Other liabilities	449,493	72,479

Total liabilities	77,479,821	73,470,788

Commitments and contingencies (Note 19)

CAPITAL (Note 14)
Capital stock Class B putable ($100 par value) issued and outstanding shares:
36,576 and 35,035 shares in 2006 and 2005	3,657,645	3,503,481
Retained earnings	255,529	207,785
Accumulated other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities (Note 6)	(531)	1,882
Other (Note 15)	(5,794)	(4,086)

Total capital	3,906,849	3,709,062

TOTAL LIABILITIES AND CAPITAL	$81,386,670	$77,179,850

(a)	Amortized cost: $1,188,981 and $1,149,389 at December 31, 2006 and 2005.

(b)	Fair values: $11,822,438 and $12,036,737 at December 31, 2006 and 2005.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
INTEREST INCOME:
Advances	$2,290,444	$1,526,609	$770,420
Prepayment fees on Advances, net	5,841	337	69,244
Interest-bearing deposits	233,671	152,416	90,825
Securities purchased under agreements to resell	54,332	22,369	750
Federal funds sold	309,483	224,615	104,565
Trading securities	262	289	406
Available-for-sale securities	59,619	45,622	15,153
Held-to-maturity securities	548,569	536,644	496,076
Mortgage loans held for portfolio	430,416	428,033	405,326
Loans to other FHLBanks	465	433	769

Total interest income	3,933,102	2,937,367	1,953,534

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	924,690	676,545	371,855
Consolidated Obligations – Bonds	2,566,112	1,878,316	1,265,418
Deposits	42,562	29,177	12,819
Borrowings from other FHLBanks	20	—	19
Mandatorily redeemable capital stock	13,162	13,335	1,350
Other borrowings	120	6	108

Total interest expense	3,546,666	2,597,379	1,651,569

NET INTEREST INCOME	386,436	339,988	301,965

OTHER INCOME:

Service fees	1,268	1,533	1,651
Net gain (loss) on trading securities	17	(35)	(33)
Net realized loss from sale of available-for-sale securities	—	—	(3)
Net gain (loss) on derivatives and hedging activities	1,929	(648)	39,555
Other, net	2,467	2,260	2,499

Total other income	5,681	3,110	43,669

OTHER EXPENSE:
Compensation and benefits	24,783	21,700	18,131
Other operating	11,655	11,959	10,413
Finance Board	2,920	2,890	2,468
Office of Finance	2,115	2,222	2,226
Other	4,690	3,846	3,210

Total other expense	46,163	42,617	36,448

INCOME BEFORE ASSESSMENTS	345,954	300,481	309,186

Affordable Housing Program	29,584	25,890	25,377
REFCORP	63,274	54,918	56,762

Total assessments	92,858	80,808	82,139

NET INCOME	$253,096	$219,673	$227,047

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2003	36,453	$3,645,253	$92,150	$(3,730)	$3,733,673
Proceeds from sale of capital stock	902	90,193			90,193
Net reclassified to mandatorily redeemable capital stock	(871)	(87,074)			(87,074)
Comprehensive income:
Net income			227,047		227,047
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(82)	(82)
Other (Note 15)				(417)	(417)

Total other comprehensive income				(499)	(499)

Total comprehensive income					226,548

Dividends on capital stock:
Cash			(242)		(242)
Stock	1,515	151,480	(151,415)		65

BALANCE, DECEMBER 31, 2004	37,999	3,799,852	167,540	(4,229)	3,963,163
Proceeds from sale of capital stock	246	24,569			24,569
Net reclassified to mandatorily redeemable capital stock	(4,973)	(497,254)			(497,254)

Comprehensive income:
Net income			219,673		219,673
Other comprehensive income:
Net unrealized loss on available-for-sale securities				1,972	1,972
Other (Note 15)				53	53

Total other comprehensive income				2,025	2,025

Total comprehensive income					221,698

Dividends on capital stock:
Cash			(149)		(149)
Stock	1,763	176,314	(179,279)		(2,965)

BALANCE, DECEMBER 31, 2005	35,035	3,503,481	207,785	(2,204)	3,709,062
Proceeds from sale of capital stock	382	38,258			38,258
Net reclassified to mandatorily redeemable capital stock	(928)	(92,764)			(92,764)

Comprehensive income:
Net income			253,096		253,096
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(2,413)	(2,413)
Other (Note 15)				44	44

Total other comprehensive income				(2,369)	(2,369)

Total comprehensive income					250,727

Adjustment to initially apply SFAS 158 (Note 15)				(1,752)	(1,752)
Dividends on capital stock:
Cash			(167)		(167)
Stock	2,087	208,670	(205,185)		3,485

BALANCE, DECEMBER 31, 2006	36,576	$3,657,645	$255,529	$(6,325)	$3,906,849

*	Putable (Note 14)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
OPERATING ACTIVITIES:

Net income	$253,096	$219,673	$227,047

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	(36,058)	(16,393)	81,768
Change in net fair value adjustment on derivative and hedging activities	(75,630)	517	(88,383)
Other adjustments	13,130	13,325	1,242

Net change in:
Trading securities	1,585	2,276	3,456
Accrued interest receivable	(61,930)	(52,797)	15,200
Other assets	(1,936)	1,599	(735)
Accrued interest payable	122,377	47,523	39,823
Other liabilities	18,726	18,099	20,610

Total adjustments	(19,736)	14,149	72,981

Net cash provided by operating activities	233,360	233,822	300,028

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	(251,396)	(502,900)	504,072
Securities purchased under agreements to resell	(150,000)	(300,000)	(700,000)
Federal funds sold	(2,153,800)	54,900	(292,300)
Premises, software and equipment	(2,369)	(3,209)	(2,846)

Available-for-sale securities:
Proceeds	108,395,000	96,735,645	72,037,510
Purchases	(108,374,973)	(96,928,730)	(72,110,521)

Held-to-maturity securities:
Net decrease in short-term	(5,521)	(3,384)	(1,955)
Proceeds from long-term	2,142,008	2,757,179	2,989,295
Purchases of long-term	(1,575,562)	(3,319,993)	(3,841,780)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Advances:
Proceeds	$1,974,813,063	$2,261,563,078	$2,325,820,033
Made	(1,976,598,421)	(2,260,800,609)	(2,324,944,227)

Mortgage loans held for portfolio:
Proceeds	1,105,720	1,694,935	2,004,810
Purchases	(1,164,375)	(1,760,102)	(2,307,281)

Net cash used in investing activities	(3,820,626)	(813,190)	(845,190)

FINANCING ACTIVITIES:

Net increase (decrease) in deposits and pass-through reserves	16,517	(130,463)	(377,253)

Net proceeds from issuance of Consolidated Obligations:
Discount notes	821,869,538	951,365,321	826,021,476
Bonds (including $0, $85,734 and $349,542 transferred from other FHLBanks)	20,410,899	16,698,550	33,206,055

Payments for maturing and retiring Consolidated Obligations:
Discount notes	(817,494,689)	(952,423,677)	(836,841,046)
Bonds	(20,870,337)	(14,831,592)	(21,495,520)

Proceeds from issuance of capital stock	38,258	24,569	90,193
Payments for redemption of mandatorily redeemable capital stock	(383,679)	(129,505)	(53,907)
Cash dividends paid	(167)	(149)	(242)

Net cash provided by financing activities	3,586,340	573,054	549,756

Net (decrease) increase in cash and cash equivalents	(926)	(6,314)	4,594
Cash and cash equivalents at beginning of the year	4,948	11,262	6,668

Cash and cash equivalents at end of the year	$4,022	$4,948	$11,262

Supplemental Disclosures:

Interest paid	$3,466,937	$2,501,909	$1,582,784

AHP payments, net	$24,379	$23,774	$22,090

REFCORP assessments paid	$61,842	$54,255	$53,422

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank provides a readily available, low-cost source of funds to its member institutions. The FHLBank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the FHLBank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the FHLBank; while eligible to borrow, housing authorities are not members of the FHLBank and, as such, are not required to hold capital stock.
All members must purchase stock in the FHLBank. Members must own capital stock in the FHLBank based on the amount of their total assets. Each member may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank. Former members own the remaining capital stock to support business transactions still carried on the FHLBank’s Statements of Condition. As a result of these requirements, the FHLBank conducts business with stockholders in the normal course of business. For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. See Note 21 for more information relating to transactions with stockholders.
The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Office of Finance. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the Consolidated Obligations of the FHLBanks and to prepare a combined financial report of all 12 FHLBanks. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBank does not have any special purpose entities or any other type of off-balance sheet conduits.
As provided by the Federal Home Loan Bank Act of 1932, as amended (the Act), or Finance Board Regulation, the FHLBanks’ debt instruments (Consolidated Obligations) are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The FHLBank primarily uses these funds to provide Advances to members and to purchase loans from members through its Mortgage Purchase Program. Some FHLBanks also provide member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement.
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
Interest Bearing Deposits in Banks, Securities Purchased Under Agreements to Resell (Resale Agreements), and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The FHLBank treats securities purchased under agreements to resell as collateralized financings.
Investment Securities. The FHLBank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value. The FHLBank records changes in the fair value of these investments through other income. However, the FHLBank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.
The FHLBank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.
The FHLBank carries, at cost, investments that it has both the ability and intent to hold to maturity (classified as held-to-maturity on the Statements of Condition), adjusted for the amortization of premiums and accretion of discounts using the level-yield method.
Under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), changes in circumstances may cause the FHLBank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBank that could not have been reasonably anticipated may cause the FHLBank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.
In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of the security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the security or to scheduled payments on the security payable in equal installments (both principal and interest) over its term. The FHLBank has not sold any securities out of its held-to-maturity portfolio during 2006, 2005 or 2004.
The FHLBank computes the amortization and accretion of premiums and discounts on mortgage-backed securities and other investments with a term of greater than one year using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the level yield each time the FHLBank changes the estimated cash flows as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized, market-tested third party prepayment models to project estimated cash flows. The FHLBank computes the amortization and accretion of premiums and discounts on other investments with a term of one year or less using the straight-line method to the contractual maturity of the securities due to their short term nature. Analyses of the straight-line compared to the level-yield method have been performed by the FHLBank and the FHLBank has determined that the impact to the financial statements for each period reported, taken individually and as a whole, is not material.
The FHLBank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.
The FHLBank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, the FHLBank evaluates whether this decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the FHLBank takes into consideration factors that include, but are not limited to, the creditworthiness of the issuer and the underlying collateral; the length of time and extent that fair value has been less than amortized cost; and the FHLBank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statements of Income as other income. The FHLBank did not experience any other-than-temporary impairment in value of investments during 2006, 2005, or 2004.

Advances. The FHLBank presents Advances (loans to members) net of unearned commitment fees and discounts on Advances for the Affordable Housing Program (AHP), as discussed below. The FHLBank amortizes the premiums and discounts on Advances to interest income using the level-yield method. The FHLBank credits interest on Advances to income as earned. Following the requirements of the Act, the FHLBank obtains sufficient collateral on Advances to protect it from losses. The Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBank, and other eligible real estate-related assets. As Note 8 more fully describes, community financial institutions (FDIC-insured institutions with average assets over the preceding three-year period of $587 million or less during 2006) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. The FHLBank has not incurred any credit losses on Advances since its inception. Based upon the collateral held as security for the Advances and the repayment history of the FHLBank’s Advances, management believes that an allowance for credit losses on Advances is unnecessary.
Mortgage Loans Held for Portfolio. The FHLBank has a Mortgage Purchase Program under which it invests in government (FHA-insured) and conventional residential mortgage loans purchased directly from participating members. The FHLBank manages the liquidity and interest rate risk of the loans, while the members either retain or release the servicing activities. If participating in the servicing-released program, a member concurrently sells the servicing of the mortgage loans to an unrelated designated mortgage service provider. The FHLBank and the member share in the credit risk on conventional loans, with the member assuming a first loss obligation equivalent to the greater of expected losses or the required deductible for the supplemental mortgage insurance policy and with the FHLBank assuming credit losses in excess of mortgage insurance coverage, supplemental mortgage insurance coverage, and the member’s obligation.
To ensure the retention of credit risk on conventional loans originated or acquired by a member, a Lender Risk Account (LRA) is funded by the FHLBank as a portion of the purchase proceeds of the loans to cover, at a minimum, the expected losses. This account is established to conform to Finance Board Regulations for all conventional Mortgage Purchase Programs that stipulate the member is responsible for all expected losses on the mortgages being sold to the FHLBank. In order to comply with this Regulation, the FHLBank evaluates, through use of a Nationally Recognized Statistical Rating Organization (NRSRO) model, the proposed conventional mortgages to be sold (either the specific portfolio or a representative sample) to determine the amount of expected losses that will occur. The expected losses represent the amount to be deposited into the LRA and these funds are used to offset any losses that may occur. After five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract. No LRA balance is required after eleven years. The LRA is recorded in other liabilities and totaled $45,961,000 and $42,472,000 at December 31, 2006 and 2005.
In addition to the expected losses covered by the LRA, the member selling conventional loans is required to purchase Supplemental Mortgage Insurance (SMI) and to designate the FHLBank as the beneficiary as an enhancement to cover losses over and above losses covered by the LRA. The LRA and SMI are calculated to provide, at a minimum, the equivalent to an investment grade rating (e.g., AA credit rating) for the loans purchased. In the event the LRA and the standard SMI policy do not provide sufficient loss protection to support the equivalent investment grade rating, additional mortgage insurance coverage called SMI Plus also must be purchased by the member. This policy covers the expected losses to achieve an investment grade rating equivalent to AA over and above the LRA and SMI.
The FHLBank classifies mortgage loans as held for investment and, accordingly, reports them at their principal amount outstanding net of unamortized premiums and discounts and unrealized gains and losses from loans initially classified as mortgage loan commitments.
The FHLBank defers and amortizes mortgage premiums and discounts paid to and received by the FHLBank’s participating members as interest income using the level-yield method over the estimated cash flows of the related mortgage loans. Actual prepayment experience and estimates of future principal prepayments are used in calculating the estimated cash flows of the mortgage loans. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates. The estimated cash flow method requires a retrospective adjustment each time the FHLBank changes the estimated amounts as if the new estimate had been known since the original acquisition date of the assets. The FHLBank uses nationally recognized, market-tested third party prepayment models to project estimated lives.
The FHLBank may receive non-origination fees, called pair-off fees. Pair-off fees represent a make-whole provision and are assessed when a member fails to deliver the quantity of loans committed to in the Mandatory Delivery Contracts. The FHLBank includes the pair-off fees in determining the periodic mark to market adjustment of the Mandatory Delivery Contracts, which is recorded in “Net gain (loss) on derivatives and hedging activities.”
The FHLBank places certain conventional mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due, unless the loan is well secured and in the process of collection. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is charged against interest income. The FHLBank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. Government-insured loans are not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer. Also, conventional loans that are settled monthly on a schedule/scheduled basis are not placed on nonaccrual status. Monthly settlement on a schedule/scheduled basis means that the Participating Financial Institution (PFI) is obligated to remit the contractual mortgage payments on mortgage loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagee.
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
Premises, Software and Equipment. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank’s accumulated depreciation and amortization related to these items was $9,760,000 and $8,317,000 at December 31, 2006 and 2005. The FHLBank computes depreciation on the straight-line method over the estimated useful lives of relevant assets ranging from three to ten years. Leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term are amortized over the shorter of the useful life of the asset or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date the leasehold improvements are purchased. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $1,954,000, $1,693,000, and $1,345,000 for the years ended December 31, 2006, 2005, and 2004. The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized gain (loss) on disposal of premises, software and equipment was $(2,000), $(1,000), and $4,000 in 2006, 2005, and 2004.
Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2006 and 2005, the FHLBank had $4,367,000 and $3,910,000 in unamortized computer software costs included in FHLBank premises, software and equipment. Amortization of computer software costs charged to expense was $964,000, $777,000, and $585,000 for the years ended December 31, 2006, 2005, and 2004.
Derivatives. Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are recognized on the Statements of Condition at their fair values. The FHLBank has two primary objectives when using derivatives:
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
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income as “Net gain (loss) on derivatives and hedging activities.”
Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) on fair value hedges is reflected in other income as “Net gain (loss) on derivatives and hedging activities.”
Changes in the fair value of a derivative not qualifying as a hedge are recorded in current period earnings with no fair value adjustment to an asset or liability.
The differentials between accruals of interest receivables and payables on derivatives that are designated and qualify as fair value hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, Advances, Consolidated Obligations or other financial instruments. The differentials between accruals of interest receivables and payables on economic hedges are recognized in other income as “Net gain (loss) on derivatives and hedging activities.” Cash flows associated with economic hedges are reflected as cash flows from operating activities in the Statements of Cash Flows.
The FHLBank may issue debt, may make Advances and may purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as “trading” under SFAS 115), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.
If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the FHLBank to evaluate the effectiveness of the hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.
Derivatives are typically executed at the same time as the hedged Advances or Consolidated Obligations and the FHLBank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the FHLBank may designate the hedging relationship upon its commitment to disburse an Advance or trade a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLBank defines market settlement conventions for Advances to be five business days or less and for Consolidated Obligations to be thirty calendar days or less, using a next business day convention. The FHLBank records the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the FHLBank meets the criteria within SFAS 133 for applying the shortcut method provided all the other criteria in paragraph 68 are also met.
When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on the Statements of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings using the level-yield method over the remaining life of the hedged item.
Mandatorily Redeemable Capital Stock. The FHLBank adopted SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), effective as of January 1, 2004. See Note 14 for more information. In compliance with SFAS 150, the FHLBank reclassifies the stock subject to redemption from equity to liability upon expiration of the “grace period” after a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on member shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the Statements of Cash Flows once redeemed.
If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Prepayment Fees. The FHLBank charges a member a prepayment fee when the member prepays certain Advances before the original maturity. The FHLBank records prepayment fees, net of SFAS 133 basis adjustments included in the book value of the Advances, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income. In cases in which the FHLBank funds a new Advance concurrent with or within a short period of time of the prepayment of an existing Advance, the FHLBank evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or as a new Advance in accordance with EITF Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91).
If the new Advance qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized over the life of the modified Advance using the level-yield method. This amortization is recorded in Advance interest income.
For prepaid Advances that are hedged and meet the hedge accounting requirements of SFAS 133, the FHLBank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBank funds a new Advance to a member concurrent with or within a short period of time after the prepayment of a previous Advance to that member, the FHLBank evaluates whether the new Advance qualifies as a modification of the original hedged Advance, including analysis of (i) whether the effective yield on the new Advance is at least equal to the effective yield for a comparable Advance to a similar member that is not refinancing or restructuring and (ii) whether the modification of the original Advance is more than minor. If the new Advance qualifies as a modification of the original hedged Advance, the fair value gains or losses of the Advance and the prepayment fees are included in the carrying amount of the modified Advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified Advance using the level-yield method. If the modified Advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, it is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. The amortization results in offsetting amounts being recorded in net interest income and in other income as “Net gain (loss) on derivatives and hedging activities.” The basis adjustment amortization amounted to a decrease to net interest income of $360,000, $1,254,000, and $37,560,000 in 2006, 2005 and 2004.
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
Concessions on Consolidated Obligations. The FHLBank defers and amortizes, using the level-yield method, the amounts paid to dealers in connection with the sale of Consolidated Obligation Bonds over the terms to maturity or estimated cash flows of the Consolidated Obligation Bonds. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Unamortized Bond concessions were $18,565,000 and $24,287,000 at December 31, 2006 and 2005 and are included in other assets. Amortization of such concessions is included in Consolidated Obligation interest expense and totaled $8,597,000, $10,125,000, and $17,736,000 in 2006, 2005, and 2004.
The FHLBank charges to expense as incurred the concessions applicable to Consolidated Obligation Discount Notes because of the short maturities of these Notes. Analyses of the straight-line compared to the level-yield method have been performed by the FHLBank and it has determined that the impact to the financial statements for each period reported, taken individually and as a whole, is not material. Such concessions are included in Consolidated Obligation interest expense and totaled $3,082,000, $4,334,000, and $3,196,000 in 2006, 2005, and 2004.
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

Affordable Housing Program (AHP). The Act requires each FHLBank to establish and fund an AHP (see Note 9). The FHLBank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBank issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. The FHLBank also has the authority to make the AHP subsidy available to members as a grant. When the FHLBank makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLBank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. The discount on AHP Advances is accreted to interest income on Advances using the level-yield method over the life of the Advance.
Resolution Funding Corporation (REFCORP) Assessments. Although the FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, they are required to make quarterly payments to REFCORP to pay toward interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 10 for more information.
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
Cash Flows. In the Statements of Cash Flows, the FHLBank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.
Reclassifications. Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.
Note 2—Recently Issued Accounting Standards and Interpretations
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (SFAS 155). The FASB issued SFAS 155 in February 2006. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (DIG Issue D1). SFAS 155 amends SFAS 133 for certain derivatives embedded in other financial instruments (a hybrid financial instrument) by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise required bifurcation, provided that the entire hybrid financial instrument is accounted for on a fair value basis. SFAS 155 also establishes the requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, which replaces the interim guidance in DIG Issue D1. SFAS 155 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities a replacement of FASB Statement 125 to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interests other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the FHLBank), with earlier adoption allowed. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB No. 140 (SFAS 156). On March 17, 2006, the FASB issued SFAS 156, which amends SFAS Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140), with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The FHLBank adopted SFAS 156 on January 1, 2007. The management of the FHLBank does not expect SFAS 156 to have a material impact on its results of operations or financial condition at the time of adoption.
SFAS No. 157 Fair Value Measurements (SFAS 157). The FASB issued SFAS 157 in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). On September 13, 2006, the SEC issued SAB 108 to provide guidance in the process of quantifying financial statement misstatements. SAB 108 requires registrants to quantify an error under both the rollover and iron curtain approaches. A registrant’s financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. The FHLBank adopted SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the FHLBank’s results of operations or financial condition.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). In September 2006, the FASB issued SFAS 158 which reconsiders the guidance in FASB Statements No. 87, Employers’ Accounting for Pensions, No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, and No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the statement of financial position. The FHLBank adopted SFAS 158 as of December 31, 2006. The adoption of SFAS 158 did not have a material impact on the FHLBank’s results of operations or financial condition. See Note 15 for further discussion of the adoption of SFAS 158.
SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). The FASB issued SFAS 159 in February 2007. SFAS 159 permits entities to choose, at specified election dates, to measure various financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the provisions of SFAS 157 are applied at the same time. The management of the FHLBank has not determined the effect that the implementation of SFAS 159 will have on its results of operations or financial condition.
Note 3—Cash and Due from Banks
Compensating Balances. The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average compensating balances for the years ended December 31, 2006 and 2005 were approximately $272,000 and $228,000.
In addition, the FHLBank maintained average required clearing balances with various Federal Reserve Banks and branches of approximately $1,000,000 for the years ended December 31, 2006 and 2005. These clearing balances represent an average balance required to be maintained over each 14-day cycle and contain no legal restrictions on the withdrawal of the funds. The FHLBank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $360,000 and $264,000 as of December 31, 2006 and 2005. The FHLBank includes the related liability for member reserve balances in “Deposits” on the Statements of Condition.
Note 4—Securities Purchased Under Agreements to Resell
The FHLBank has entered into purchases of securities purchased under agreements to resell those securities. These amounts represent short-term loans and are assets in the Statements of Condition. One of the Federal Reserve Banks holds the securities purchased under agreements to resell in safekeeping in the name of the FHLBank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or the dollar value of the resale agreement will be decreased accordingly.
Note 5—Trading Securities
Major Security Types. Trading securities as of December 31 were as follows (in thousands):

	2006	2005
Mortgage-backed securities:
U.S. agency obligations – guaranteed	$4,602	$6,187

Prior to the effective date for SFAS 133, the FHLBank had purchased two mortgage-backed securities and effectively removed the embedded caps and floors by executing interest rate swaps. The provisions of SFAS 133 allowed for a transition redesignation of the mortgage-backed securities from held-to-maturity to trading. The FHLBank did redesignate the hedged mortgage-backed securities from held-to-maturity to trading in order that the changes in fair value of both the mortgage-backed securities and the interest rate swaps would result in a relatively offsetting impact to other income that reflected the economics of these transactions. Both interest rate swaps matured during 2005. The FHLBank did not execute replacement interest rate swaps to continue to economically hedge the two mortgage-backed securities due to their relatively small size at that point in their life cycle.
The FHLBank has never purchased mortgage-backed securities that represent loans purchased directly from and/or securitized by its members or other FHLBanks and therefore the above balances do not include any such purchases.
Net gain (loss) on trading securities for the years ended December 31, 2006, 2005, and 2004 included a change in net unrealized holding gain (loss) (in thousands) of $17, $(35), and $(33) for securities held on December 31, 2006, 2005, and 2004.
Note 6—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$1,188,981	$—	$(531)	$1,188,450

Available-for-sale securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value
Commercial paper	$1,149,389	$1,895	$(13)	$1,151,271

All securities outstanding with gross unrealized losses at December 31, 2006 and 2005 were short-term securities with terms of less than 12 months.
The FHLBank reviewed its available-for-sale securities and has determined that all unrealized losses reflected above are temporary, based on the creditworthiness of the issuers and the underlying collateral, if applicable. The FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. Based upon the creditworthiness of the issuers, and because the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses, it does not consider the investments to be other-than- temporarily impaired at December 31, 2006.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value
Due in one year or less	$1,188,981	$1,188,450	$1,149,389	$1,151,271

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale at December 31 (in thousands):

	2006	2005
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$1,188,981	$1,149,389

Gains and Losses. There were no gross gains (in thousands) and gross losses (in thousands) of $0, $0, and $3 were realized on sales of available-for-sale securities for the years ended December 31, 2006, 2005, and 2004.
Note 7—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Government-sponsored enterprises	$24,770	$6	$—	$24,776
State or local housing agency obligations	23,915	242	(4)	24,153

Mortgage-backed securities:
U.S. agency obligations – guaranteed	27,599	—	(510)	27,089
Government-sponsored enterprises	11,607,132	2,145	(268,355)	11,340,922
Other	415,932	—	(10,434)	405,498

Total mortgage-backed securities	12,050,663	2,145	(279,299)	11,773,509

Total	$12,099,348	$2,393	$(279,303)	$11,822,438

Held-to-maturity securities as of December 31, 2005 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
Government-sponsored enterprises	$19,249	$4	$—	$19,253
State or local housing agency obligations	31,070	743	—	31,813

Mortgage-backed securities:
U.S. agency obligations – guaranteed	45,417	—	(703)	44,714
Government-sponsored enterprises	11,713,941	5,551	(249,850)	11,469,642
Other	481,093	—	(9,778)	471,315

Total mortgage-backed securities	12,240,451	5,551	(260,331)	11,985,671

Total	$12,290,770	$6,298	$(260,331)	$12,036,737

The FHLBank has never purchased mortgage-backed securities that represent loans purchased directly from and/or securitized by its members or other FHLBanks and therefore the above balances do not include any such purchases.
The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$1,886	$(4)	$—	$—	$1,886	$(4)

Mortgage-backed securities:
U.S. agency obligations – guaranteed	—	—	27,089	(510)	27,089	(510)
Government-sponsored enterprises	2,609,254	(12,575)	8,493,601	(255,780)	11,102,855	(268,355)
Other	—	—	405,498	(10,434)	405,498	(10,434)

Total temporarily impaired	$2,611,140	$(12,579)	$8,926,188	$(266,724)	$11,537,328	$(279,303)

The FHLBank reviewed its held-to-maturity securities and has determined that all unrealized losses reflected above are temporary, based on the creditworthiness of the issuers and the underlying collateral, if applicable. The FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.
The following table summarizes the held-to-maturity securities with unrealized losses as of December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
U.S. agency obligations – guaranteed	$44,714	$(703)	$—	$—	$44,714	$(703)
Government-sponsored enterprises	6,584,919	(117,844)	3,680,584	(132,006)	10,265,503	(249,850)
Other	364,981	(6,600)	106,334	(3,178)	471,315	(9,778)

Total temporarily impaired	$6,994,614	$(125,147)	$3,786,918	$(135,184)	$10,781,532	$(260,331)

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at December 31 are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2006		2005
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$25,490	$25,497	$—	$—
Due after one year through five years	—	—	20,749	20,756
Due after ten years	23,195	23,432	29,570	30,310

Total other	48,685	48,929	50,319	51,066

Mortgage-backed securities:
U.S. agency obligations – guaranteed	27,599	27,089	45,417	44,714
Government-sponsored enterprises	11,607,132	11,340,922	11,713,941	11,469,642
Other	415,932	405,498	481,093	471,315

Total mortgage-backed securities	12,050,663	11,773,509	12,240,451	11,985,671

Total	$12,099,348	$11,822,438	$12,290,770	$12,036,737

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net (discounts) premiums (in thousands) of $(8,785) and $7,029 at December 31, 2006 and 2005.
Interest Rate Payment Terms. The following table details interest rate payment terms for investment securities classified as held-to-maturity at December 31 (in thousands):

	2006	2005
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$44,955	$46,419
Variable-rate	3,730	3,900

Total other	48,685	50,319

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	5,999,899	5,786,915
Collateralized mortgage obligations:
Fixed-rate	6,048,732	6,449,032
Variable-rate	2,032	4,504

Total mortgage-backed securities	12,050,663	12,240,451

Total	$12,099,348	$12,290,770

Note 8—Advances
Redemption Terms. At December 31, 2006 and 2005, the FHLBank had Advances outstanding, including AHP Advances (see Note 9), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances.

	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Original Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$125	5.42	$1,785	4.54

2006			10,862,185	4.10
2007	14,604,942	5.17	7,784,494	4.31
2008	3,940,640	5.17	4,667,045	4.47
2009	6,779,335	5.32	5,736,701	4.49
2010	5,452,810	5.49	5,002,229	4.82
2011	4,712,975	5.27	1,924,045	4.59
Thereafter	6,451,631	4.89	4,178,593	4.35

Total par value	41,942,458	5.20	40,157,077	4.38

Commitment fees	(1,795)		(2,438)
Discount on AHP Advances	(33,396)		(30,301)
Discount on Advances	(919)		(1,815)
SFAS 133 hedging adjustments	50,190		139,100

Total	$41,956,538		$40,261,623

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2006 and 2005, the FHLBank had callable Advances (in thousands) of $21,221,507 and $17,967,510.
The following table summarizes Advances at December 31 by year of original maturity or next call date for callable Advances (in thousands):

Year of Original Maturity or Next Call	2006	2005
Overdrawn demand deposit accounts	$125	$1,785

2006		27,849,879
2007	32,639,126	1,996,603
2008	1,461,303	1,577,159
2009	1,498,856	1,454,222
2010	1,582,414	1,873,333
2011	1,296,475	1,896,545
Thereafter	3,464,159	3,507,551

Total par value	$41,942,458	$40,157,077

Through December 2005, the FHLBank offered Convertible Advances. With a Convertible Advance, the FHLBank purchases an option from the member that allows the FHLBank to convert the interest rate from fixed to floating by terminating the fixed Advance, which the FHLBank normally would exercise when interest rates increase, and offering a floating rate Advance. At December 31, 2006 and 2005, the FHLBank had Convertible Advances outstanding totaling (in thousands) $4,485,200 and $6,793,700. In January 2006, the FHLBank began offering Putable Advances. With a Putable Advance, the FHLBank purchases a put option from the member that allows the

FHLBank to terminate the Advance, which the FHLBank normally would exercise when interest rates increase. At December 31, 2006, the FHLBank had Putable Advances outstanding totaling (in thousands) $444,000.
The following table summarizes Advances at December 31 by year of original maturity or next convert date for Convertible Advances and next put date for Putable Advances (in thousands):

Year of Original Maturity or Next Convert/Put Date	2006	2005
Overdrawn demand deposit accounts	$125	$1,785

2006		17,074,385
2007	19,067,142	7,915,994
2008	3,831,140	4,053,545
2009	6,130,635	4,844,001
2010	4,223,310	3,483,229
2011	3,921,475	172,545
Thereafter	4,768,631	2,611,593

Total par value	$41,942,458	$40,157,077

The FHLBank also offers Advances with a prepayment option based on the 12-month average prepayment speed on a Freddie Mac or Fannie Mae mortgage-backed security with a similar coupon rate and term (Mortgage Matched Advances). During each 12-month period beginning with the date of disbursement, the borrower has the option of making one partial payment of principal without incurring a prepayment fee. At December 31, 2006 and 2005, the FHLBank had (in thousands) $396,743 and $412,958 of Advances with such coupons which are included in the above tables by original maturity date.
Security Terms. The FHLBank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Act. The Act requires the FHLBank to obtain sufficient collateral on Advances to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits, member capital stock in the FHLBank, and other eligible real estate-related assets as collateral on the Advances. Community Financial Institutions (CFIs) are eligible under expanded statutory collateral rules to use secured small business, small farm, and small agricultural loans, and securities representing a whole interest in those secured loans. As additional security, the FHLBank has a statutory lien on each borrower’s capital in the FHLBank. At both December 31, 2006 and 2005, the FHLBank had rights to collateral with an estimated value exceeding outstanding Advances by more than $150 billion. On the basis of the financial condition of the member (or borrower), the type of security agreement, and other factors, the FHLBank may either:
1.	allow a member (or borrower) to retain possession of the collateral assigned to the FHLBank, if the member (or borrower) executes a written security agreement and agrees to hold the collateral for the benefit of the FHLBank; or

2.	require the member (or borrower) to deliver physical possession of the collateral to the FHLBank or a third party custodian approved by the FHLBank.
Beyond these provisions, Section 10(e) of the Act affords any security interest granted by a member (or borrower) to the FHLBank priority over the claims or rights of any other party, with the exception of claims that would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests.
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
The FHLBank’s potential credit risk from Advances is concentrated in commercial banks and savings institutions. The income from Advances to member institutions holding 5 percent or more of total Advances at December 31,

2006, 2005 and 2004 amounted to $1,371.3 million, $896.9 million and $666.7 million, respectively, during those years. The FHLBank held sufficient collateral to cover the Advances to these institutions, and the FHLBank does not expect to incur any credit losses on these Advances.
The following table shows Advance balances at December 31 to members holding 5 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2006		2005
	Principal	% of Total	Principal	% of Total
Charter One Bank, N.A.	$10,772	26%	$9,876	25%
U.S. Bank, N.A.	6,757	16	3,621	9
Fifth Third Bank	4,048	10	3,045	7
Ohio Savings Bank	3,971	9	3,878	10

National City Bank (1)			2,008	5

Total	$25,548	61%	$22,428	56%

(1)	National City Bank’s Advance balance (in millions) was $1,201, or 3% of total Advances, at December 31, 2006.
Interest Rate Payment Terms. The following table details Advances by interest rate payment type at December 31 (in thousands):

	2006	2005
Par amount of Advances:
Fixed-rate	$18,490,826	$20,159,567
Variable-rate	23,451,632	19,997,510

Total	$41,942,458	$40,157,077

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $10,357, $337 and $609,894 for the years ended December 31, 2006, 2005, and 2004.
Note 9—Affordable Housing Program (AHP)
Section 10(j) of the Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. Regulatory income is defined as GAAP income before interest expense related to mandatorily redeemable capital stock and the AHP assessment, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues AHP expense monthly based on its income. The FHLBank reduces the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 10.
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

There was no shortfall in either 2006 or 2005. If an FHLBank finds that its required AHP obligations are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $169,165 and $159,954 at December 31, 2006 and 2005. An analysis of the AHP liability for the years ended December 31 follows (in thousands):

	2006	2005
Balance at beginning of year	$91,035	$88,919
Expense	29,584	25,890
Subsidy uses, net	(24,379)	(23,774)

Balance at end of year	$96,240	$91,035

Note 10—Resolution Funding Corporation (REFCORP)
Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 9. Each FHLBank provides its net income before AHP and REFCORP to the Resolution Funding Corporation, which, as calculation agent, then performs the calculations for each quarter end.
The FHLBanks will continue to be obligated for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.
The Finance Board is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.
The FHLBanks’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2015. The FHLBanks’ aggregate payments through 2006 have satisfied $3.1 million of the $75 million scheduled payment for the third quarter of 2015 and all scheduled payments thereafter. This date assumes the FHLBanks will pay exactly $300 million annually after December 31, 2006 until the annuity is satisfied.
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

Note 11—Mortgage Loans Held for Portfolio
Under the Mortgage Purchase Program, the FHLBank invests in mortgage loans that it purchases from participating members. Total mortgage loans held for portfolio represent home mortgage loans under the Mortgage Purchase Program that the FHLBank’s members originate, service in some cases, credit enhance, and then sell to the FHLBank. Those members participating in the servicing-released program do not service the loans owned by the FHLBank. The servicing on these loans was sold concurrently to a designated mortgage service provider. The following table presents information as of December 31 on mortgage loans held for portfolio (in thousands):

	2006	2005
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,414,698	$1,615,684
Fixed rate long-term single-family mortgages	6,963,964	6,708,630

Subtotal fixed rate single-family mortgages	8,378,662	8,324,314

Premiums	98,804	114,014
Discounts	(6,674)	(6,853)
SFAS 133 basis adjustments	(10,076)	(13,336)

Total	$8,460,716	$8,418,139

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at December 31 (in thousands):

	2006	2005
Government-insured loans	$1,563,548	$1,898,524
Conventional loans	6,815,114	6,425,790

Total par value	$8,378,662	$8,324,314

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
The following table presents changes in the Lender Risk Account for the years ended December 31 (in thousands):

	2006	2005
Lender Risk Account at beginning of year	$42,472	$37,243
Additions	3,779	5,324
Claims	(203)	(95)
Scheduled distributions	(87)	—

Lender Risk Account at end of year	$45,961	$42,472

The FHLBank had no nonaccrual loans at December 31, 2006 and 2005.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At December 31, 2006 and 2005, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at December 31 to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2006		2005
	Principal	% of Total	Principal	% of Total
National City Bank	$4,767	57%	$4,530	54%
Union Savings Bank	2,097	25	2,207	27
Guardian Savings Bank FSB	517	6	522	6

Total	$7,381	88%	$7,259	87%

Note 12—Deposits
The FHLBank offers demand and overnight interest bearing deposits for members and qualifying non-members. In addition, the FHLBank offers short-term interest bearing deposit programs to members. A member that services mortgage loans may deposit in the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans; the FHLBank classifies these items as “Other” interest bearing deposits below.
Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are classified as interest bearing deposits on the accompanying financial statements. The compensating balances held by the FHLBank averaged (in thousands) $21,938 and $39,361 during 2006 and 2005.
Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average interest bearing deposits during 2006, 2005, and 2004 were 4.72 percent, 2.92 percent, and 1.05 percent.
Non-interest bearing deposits represent funds where the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.
The following table details interest bearing and non-interest bearing deposits as of December 31 (in thousands):

	2006	2005
Interest bearing:
Demand and overnight	$826,873	$836,304
Term	88,425	60,375
Other	11,576	13,774

Total interest bearing deposits	926,874	910,453

Non-interest bearing:
Other	360	264

Total non-interest bearing deposits	360	264

Total deposits	$927,234	$910,717

Note 13—Consolidated Obligations
Consolidated Obligations consist of Consolidated Bonds and Discount Notes and, as provided by the Act or Finance Board Regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue Consolidated Obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of

Consolidated Obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated Bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
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
The par amounts of the 12 FHLBanks’ outstanding Consolidated Obligations were approximately $952.0 billion and $937.5 billion at December 31, 2006 and 2005. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.
To provide the holders of Consolidated Obligations issued before January 29, 1993 (prior bondholders) the protection equivalent to that provided under a previous leverage limit of 12 times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets [Special Asset Account (SAA)] if capital stock is less than 8.33 percent of Consolidated Obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement. At December 31, 2006 and 2005, the FHLBanks’ regulatory capital stock was 4.5 percent and 4.6 percent of the par value of Consolidated Obligations outstanding, and the required minimum pledged asset balance was approximately $26,000 and $110,000.
The Regulations also require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below two percent. As of December 31, 2006 and 2005 no FHLBank had a capital-to-assets ratio less than two percent; therefore no assets were being held in a trust. In addition, no trust has ever been established as a result of this Regulation, as the ratio has never fallen below two percent.
General Terms. Consolidated Obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets, including the London Interbank Offered Rate (LIBOR). To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate bonds and variable-rate bonds may contain features, which may result in complex coupon payment terms and call options. When such Consolidated Obligations are issued, the FHLBank enters into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond.
These Consolidated Obligations, beyond having fixed-rate or simple variable-rate interest payment terms, may also have the following broad terms regarding principal repayment terms:
Optional Principal Redemption Bonds (callable bonds) that the FHLBank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type at December 31 (in thousands):

	2006	2005
Par value of Consolidated Bonds:
Fixed-rate	$51,445,308	$51,096,155
Variable-rate	1,973,973	2,770,188

Total par value	$53,419,281	$53,866,343

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at December 31 by year of original maturity (dollars in thousands):

	2006		2005
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Original Maturity	Amount	Rate %	Amount	Rate %

2006			$17,845,188	3.22
2007	$20,555,348	4.21	13,823,625	3.65
2008	13,045,230	4.56	6,898,000	4.03
2009	5,057,000	4.49	3,615,000	4.19
2010	3,731,000	4.59	3,079,000	4.43
2011	2,714,750	4.92	1,620,000	4.68
Thereafter	8,315,953	4.93	6,985,530	4.84

Total par value	53,419,281	4.49	53,866,343	3.82

Bond premiums	26,847		37,662
Bond discounts	(50,505)		(57,390)
Deferred net loss on terminated hedges	62		119
SFAS 133 hedging adjustments	(156,441)		(326,455)

Total	$53,239,244		$53,520,279

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

	2006	2005
Par amount of Consolidated Bonds:
Non-callable	$31,267,308	$34,373,155
Callable	22,151,973	19,493,188

Total par value	$53,419,281	$53,866,343

The following table summarizes Consolidated Bonds outstanding at December 31 by year of original maturity or next call date (in thousands):

Year of Original Maturity or Next Call Date	2006	2005
2006		$32,028,188
2007	$35,812,848	9,820,625
2008	7,595,730	4,233,000
2009	2,677,000	1,995,000
2010	2,282,000	2,174,000
2011	1,186,750	645,000
Thereafter	3,864,953	2,970,530

Total par value	$53,419,281	$53,866,343

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate (1)
December 31, 2006	$21,946,379	$22,021,300	5.22%

December 31, 2005	$17,577,416	$17,634,170	4.12%

(1)	The Consolidated Discount Notes weighted average interest rate represents the implied rate.
Note 14—Capital
The FHLBank is subject to three capital requirements under its Capital Plan and the Finance Board rules and regulations: (1) risk-based capital, (2) total capital and (3) leverage capital. First, under the risk-based capital requirement, the FHLBank must maintain at all times permanent capital defined as Class B stock and retained earnings in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Board. The Finance Board may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. Second, the FHLBank is required to maintain at all times a total capital-to-assets ratio of at least four percent. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Third, the FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining the FHLBank’s compliance with its regulatory requirements. At December 31, 2006 and 2005, the FHLBank was in compliance with the aforementioned capital rules and requirements.
The following table demonstrates the FHLBank’s compliance with these capital requirements at December 31 (dollars in thousands):

	2006		2005
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$576,678	$4,050,283	$578,802	$4,129,647
Total capital-to-assets ratio	4.00%	4.98%	4.00%	5.35%
Total regulatory capital	$3,255,467	$4,050,283	$3,087,194	$4,129,647
Leverage capital-to-assets ratio	5.00%	7.46%	5.00%	8.03%
Leverage capital	$4,069,334	$6,075,425	$3,858,993	$6,194,471

The FHLBank currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock is issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLBank. The membership stock requirement is based upon a percentage of the member’s total assets, currently determined within a range from 0.03 percent to 0.15 percent, that varies inversely to total assets. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLBank.
Mission Asset Activity includes Advances, certain funds and rate Advance commitments, and Mortgage Purchase Program activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain a Class B stock balance at least equal to the minimum activity allocation percentage, which currently is zero percent of Mission Asset Activity for the Mortgage Purchase Program and two percent of Mission Asset Activity for all other Mission Asset Activity. If a member owns more than the maximum activity allocation percentage, which currently is four percent of Mission Asset Activity, the additional stock is that member’s excess stock. The FHLBank’s unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a dividend, and shares subject to redemption and withdrawal notices. The FHLBank’s excess stock may normally be used by members to support a portion of their activity requirement as long as those members maintain their minimum activity stock allocation percentage.
Class B stock can be redeemed by giving five years’ written notice. The FHLBank may also repurchase the excess stock of any stockholder with no less than five calendar days’ prior written notice. When the FHLBank repurchases capital stock, it must first repurchase shares for which a redemption or withdrawal notice’s five-year redemption period or withdrawal period has expired. Since December 30, 2002, when the new capital structure was implemented, the FHLBank has repurchased, at its discretion, all member shares subject to outstanding redemption or withdrawal notices prior to the expiration of the five-year redemption notice period.
The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership in the FHLBanks voluntary for all members. Any member that has withdrawn from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that was held as a condition of membership. That requirement is set out in the FHLBank’s capital plan as described in the section below, unless the institution has cancelled its notice of withdrawal prior to that date.
The FHLBank’s retained earnings are owned proportionately by the current holders of Class B stock. The holders’ interest in the retained earnings is realized at the time the FHLBank periodically declares dividends or at such time as the FHLBank is liquidated. The FHLBank’s Board of Directors may declare and pay dividends out of previously retained earnings in either cash or capital stock.
Mandatorily Redeemable Capital Stock. The FHLBank applies SFAS 150 based on the characteristics of the FHLBank’s stock, SFAS 150’s definition of a nonpublic entity, and the definition of an SEC registrant in FASB Staff Position No. SFAS 150-3 (FSP 150-3). The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value.
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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
On January 1, 2004, the FHLBank reclassified (in thousands) $29,825 of its outstanding capital stock to “mandatorily redeemable capital stock” in the liability section of the Statements of Condition. Upon adoption, the FHLBank also recorded estimated dividends earned as a part of the carrying value of the mandatorily redeemable capital stock. Since the FHLBank pays dividends on the last day of the quarter, the difference between the prior carrying amount and the mandatorily redeemable capital stock was zero; therefore a cumulative effect of a change in accounting principle was not required to be reported in the Statements of Income. For the years ended December 31, 2006, 2005, and 2004 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $13,162, $13,335, and $1,350 were recorded as interest expense.
At December 31, 2006 and 2005, the FHLBank had (in thousands) $137,109 and $418,381 in capital stock classified as mandatorily redeemable capital stock in the liability section of the Statements of Condition in accordance with SFAS 150. The balance was comprised of 7 members and 13 former members at December 31, 2006 and 17 former members at December 31, 2005.
The following table shows the amount of mandatorily redeemable capital stock by year of redemption at December 31 (in thousands). Year of redemption in the table is the end of the five-year redemption period. Consistent with the Capital Plan currently in effect, the FHLBank is not required to redeem membership stock until five years after either (i) the membership is terminated or (ii) the FHLBank receives notice of withdrawal. The FHLBank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the FHLBank may repurchase such shares, in its sole discretion, subject to the Statutory and Regulatory Restrictions on Capital Stock Redemption discussed below.

Contractual Year of Redemption	2006	2005
2006		$—
2007	$1,252	21,011
2008	595	1,819
2009	573	11,114
2010	36,729	384,437
2011	97,960	—

Total par value	$137,109	$418,381

The FHLBank’s activity for mandatorily redeemable capital stock was as follows (in thousands).

	2006	2005
Balance, beginning of year	$418,381	$34,344
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	4,600	369,182
Other redemptions	88,164	128,072
Redemption of mandatorily redeemable capital stock:
Withdrawals	(382,785)	(1,433)
Other redemptions	(894)	(128,072)
Stock dividend classified as mandatorily redeemable	9,643	16,288

Balance, end of year	$137,109	$418,381

As of December 31, 2006, there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.
Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the GLB Act, each class of FHLBank stock is putable by the member. However, there are significant statutory and regulatory restrictions on the FHLBank’s obligation or right to redeem outstanding stock.
▪	The FHLBank may not redeem any capital stock if, following the redemption, the FHLBank would fail to satisfy any of its minimum capital requirements. By law, no FHLBank stock may be redeemed if the FHLBank becomes undercapitalized.

▪	The FHLBank may not redeem any capital stock without approval of the Finance Board if either its Board of Directors or the Finance Board determines that the FHLBank has incurred or is likely to incur losses resulting or expected to result in a charge against capital while such charges are continuing or expected to continue.
Additionally, the FHLBank may not redeem or repurchase shares of stock from any member if (1) the principal or interest on any Consolidated Obligation has not been paid in full when due; (2) the FHLBank has failed to certify in writing to the Finance Board that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations; (3) the FHLBank has notified the Finance Board that it cannot provide the foregoing certification, projects it will fail to comply with statutory or regulatory liquidity requirements, or will be unable to timely and fully meet all of its current obligations; or (4) the FHLBank has failed to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or has entered into or negotiated to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations.
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
Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at December 31 and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2006		2005
	Balance	% of Total	Balance	% of Total
Charter One Bank, N.A.	$582	15%	$549	14%
U.S. Bank, N.A.	526	14	496	13
Fifth Third Bank	372	10	351	9
Ohio Savings Bank	214	6	202	5

Total	$1,694	45%	$1,598	41%

Note 15—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $3,290,000, $2,969,000 and $1,982,000 in 2006, 2005 and 2004. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBank are not made.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $571,000, $489,000, and $451,000 in the years ended December 31, 2006, 2005, and 2004.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan that restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) were it not for legal limitations on such benefits. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees. Future retirees are eligible for the postretirement benefits program if they were hired prior to August 1, 1990, are age 55 or older, and their age plus years of continuous service at retirement are greater than or equal to 80. Spouses are covered subject to required contributions. There are no funded plan assets that have been designated to provide benefits from either the BEP or the postretirement benefits plan.
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above plus the related earnings. The FHLBank contributed $697,000, $345,000, and $334,000 in the years ended December 31, 2006, 2005, and 2004.
The FHLBank adopted SFAS No. 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) as of December 31, 2006. The amounts recognized in the financial statements upon adoption were as follows (dollars in thousands):

	Before		After
	Application		Application
	of SFAS 158	Adjustments	of SFAS 158
Other liabilities	$447,741	$1,752	$449,493
Total liabilities	77,478,069	1,752	77,479,821
Accumulated other comprehensive income: Other	(4,042)	(1,752)	(5,794)
Total capital	3,908,601	(1,752)	3,906,849
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. In May 2004, the FASB issued Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting and disclosures for the effects of the federal subsidy provided by the Medicare Act. The FHLBank’s disclosures regarding its accumulated postretirement benefit obligation and net periodic postretirement benefit cost reflect estimated amounts associated with the federal subsidy. The estimated subsidy reduced the December 31, 2006 benefit obligation by $492,000.

The obligations and funding status of the defined benefit feature of the FHLBank’s BEP and postretirement benefits plan at December 31 were as follows (in thousands):

			Postretirement
			Benefits
	BEP		Plan
	2006	2005	2006	2005
Change in benefit obligation (1):
Benefit obligation at beginning of year	$15,113	$13,679	$3,161	$3,078
Service cost	383	281	51	49
Interest cost	873	806	178	173
Amendments	(4)	—	—	—
Actuarial loss	756	1,180	239	13
Recognition of Medicare Act retiree drug subsidy	—	—	(492)	—
Benefits paid	(1,336)	(833)	(97)	(152)

Benefit obligation at end of year	15,785	15,113	3,040	3,161

Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	1,336	833	97	152
Benefits paid	(1,336)	(833)	(97)	(152)

Fair value of plan assets at end of year	—	—	—	—

Funded status	(15,785)	(15,113)	(3,040)	(3,161)
Unrecognized net actuarial loss	5,691	5,834	107	362
Unrecognized prior service benefit	(4)	(107)	—	—

Net amount recognized in earnings	$(10,098)	$(9,386)	$(2,933)	$(2,799)

(1)	Represents projected benefit obligation and accumulated postretirement benefit obligation for the BEP and postretirement benefits plan, respectively.
Amounts recognized in accumulated other comprehensive income at December 31, 2006 consist of (in thousands):

		Postretirement
		Benefits
	BEP	Plan
	2006	2006
Net actuarial loss	$5,691	$107
Prior service benefit	(4)	—

	$5,687	$107

Amounts recognized in the Statements of Condition for the defined benefit feature of the BEP at December 31, 2005 are below (in thousands). This table is not applicable to 2006 as the funded status is reported on the Statement of Condition.

2005
Accrued benefit liability (accumulated benefit obligation)	$(13,472)
Accumulated other comprehensive loss	(4,086)

Net amount recognized	$(9,386)

Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement benefits plan for the years ended December 31 were (in thousands):

				Postretirement
				Benefits
	BEP			Plan
	2006	2005	2004	2006	2005	2004
Service cost	$383	$281	$210	$51	$49	$38
Interest cost	873	806	798	178	173	171
Amortization of unrecognized prior service benefit	(108)	(107)	(107)	—	—	—
Amortization of unrecognized net loss	899	1,320	971	3	2	—

Net periodic benefit cost	$2,047	$2,300	$1,872	$232	$224	$209

The measurement date used to determine the current year’s benefit obligation was December 31, 2006.
The increase (decrease) in the minimum liability included in other comprehensive income for the defined benefit component of the BEP was (in thousands) $44, $53, and $(417) for the years ended December 31, 2006, 2005 and 2004. Key assumptions and other information for the actuarial calculations for the BEP for the years ended December 31 were (dollars in thousands):

	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%
Salary increases	4.50%	4.50%	4.50%
Amortization period	6 years	4 years	5 years
Benefits paid during the year	$1,336	$833	$833
Key assumptions and other information for the postretirement benefits plan for the years ended December 31 were:

	2006	2005	2004
Discount rate	5.75%	5.75%	6.50%
Weighted average discount rate at the end of the year	6.00%	5.75%	5.75%
Health care cost trend rates:
Assumed for next year	9.00%	8.00%	8.50%
Ultimate rate	5.25%	5.25%	5.25%
Year that ultimate rate is reached	2017	2014	2014
The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $47,000 and in accumulated postretirement benefit obligation (APBO) of $437,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $37,000 and in APBO of $354,000.
The discount rates for the disclosures as of December 31, 2006 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan’s census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments are determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2006, and solving for the single discount rate that produces the same present value.

Contributions for the defined benefit feature of the BEP and postretirement benefits plan in 2007 are anticipated to be approximately (in thousands) $1,088 and $156, respectively. Estimated future benefits payments reflecting expected future services for the years ended after December 31, 2006 were (in thousands):

		Postretirement Benefit Plan
		Gross Benefit	Estimated Medicare
Years	BEP	Payments	Retiree Drug Subsidy
2007	$1,088	$156	$16
2008	1,087	161	18
2009	1,037	163	19
2010	1,116	177	20
2011	1,210	183	22
Years 2012 - 2016	7,437	1,013	132
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
Overall financial performance and risk management are dynamically managed primarily at the level of, and within the context of, the entire balance sheet rather than at the level of individual business segments or product lines. Also, the FHLBank hedges specific asset purchases and specific subportfolios in the context of the entire mortgage asset portfolio and the entire balance sheet. Under this holistic approach, the market risk/return profile of each business segment does not correspond, in general, to the performance that each segment would generate if it were completely managed on a separate basis. It is not possible, given this approach, to accurately determine what the performance would be if the two business segments were managed on stand-alone bases. Further, because financial and risk management is a dynamic process, the performance of a segment over a single identified period may not reflect the long-term expected or actual future trends for the segment.
The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they have historically been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Income from the Mortgage Purchase Program is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment’s average assets based on the total balance sheet’s average capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. AHP and REFCORP are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments under SFAS 133, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the Mortgage Purchase Program’s market risk. All derivatives classified as mandatory delivery commitments and forward rate agreements are allocated to the Mortgage Purchase Program segment.

The following table sets forth the FHLBank’s financial performance by operating segment for the years ended December 31 (in thousands):

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2006
Net interest income	$302,319	$84,117	$386,436
Other income	4,801	880	5,681
Other expenses	37,599	8,564	46,163

Income before assessments	269,521	76,433	345,954

Affordable Housing Program	23,345	6,239	29,584
REFCORP	49,235	14,039	63,274

Total assessments	72,580	20,278	92,858

Net income	$196,941	$56,155	$253,096

Average assets	$69,598,701	$9,802,524	$79,401,225

Total assets	$71,455,084	$9,931,586	$81,386,670

2005
Net interest income	$261,376	$78,612	$339,988
Other income	3,915	(805)	3,110
Other expenses	34,662	7,955	42,617

Income before assessments	230,629	69,852	300,481

Affordable Housing Program	20,188	5,702	25,890
REFCORP	42,088	12,830	54,918

Total assessments	62,276	18,532	80,808

Net income	$168,353	$51,320	$219,673

Average assets	$70,040,700	$9,348,840	$79,389,540

Total assets	$67,408,082	$9,771,768	$77,179,850

2004
Net interest income	$216,086	$85,879	$301,965
Other income	43,830	(161)	43,669
Other expenses	29,155	7,293	36,448

Income before assessments	230,761	78,425	309,186

Affordable Housing Program	18,975	6,402	25,377
REFCORP	42,357	14,405	56,762

Total assessments	61,332	20,807	82,139

Net income	$169,429	$57,618	$227,047

Average assets	$72,174,510	$8,320,169	$80,494,679

Total assets	$67,842,007	$8,734,521	$76,576,528

Note 17—Derivatives and Hedging Activities
Nature of Business Activity
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
In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBank uses derivatives (1) to manage embedded options in assets and liabilities, (2) to hedge the market value of existing assets and liabilities, (3) to hedge the duration risk of prepayable instruments, (4) to exactly offset other derivatives executed with members (when the FHLBank serves as an intermediary) and (5) to reduce funding costs.
Consistent with Finance Board Regulation, the FHLBank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank’s risk management objectives, and to act as an intermediary between its members and counterparties. FHLBank management may use derivatives when they are considered to be the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. Accordingly, the FHLBank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or a firm commitment that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the FHLBank’s risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value on the derivatives that are recorded in the FHLBank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability, or firm commitment.
Types of Assets and Liabilities Hedged
The FHLBank documents all relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition. The FHLBank also formally assesses (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of the hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank currently uses regression analyses to assess the effectiveness of its hedges.
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
Advances – With issuances of Convertible/Putable Advances, the FHLBank purchases from the member a put option that enables the FHLBank to convert/terminate the Advance and extend additional credit on new terms, which is normally the case when interest rates increase. The FHLBank hedges a Convertible/Putable Advance by entering into a cancelable derivative with a counterparty pursuant to which the FHLBank pays a fixed rate and receives a variable rate. This type of hedge is treated as a fair value hedge under SFAS 133. The derivative counterparty may cancel the derivative on the put date, which the counterparty normally would do in a rising rate environment, and the FHLBank can convert/terminate the Advance.
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
Firm Commitment Strategies – In accordance with SFAS 149, certain mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. The FHLBank normally hedges these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.
Investments – The FHLBank invests in U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and, possibly, derivatives. The FHLBank manages the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. These investment securities may be classified as held-to-maturity, available-for-sale or trading securities.
The FHLBank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income in the Statements of Income and presented, respectively, as part of the “Net gain (loss) on trading securities” and “Net gain (loss) on derivatives and hedging activities.”

Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Board Regulations. Based on credit analyses and collateral requirements, the management of the FHLBank does not anticipate any credit losses on its derivative agreements.
The contractual or notional amount of derivatives reflects the involvement of the FHLBank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBank, and the maximum credit exposure of the FHLBank is substantially less than the notional amount. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward rate agreements, and mandatory delivery contracts for mortgage loans that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the FHLBank. This collateral has not been sold or repledged.
At December 31, 2006 and 2005, the FHLBank’s maximum credit risk, as defined above, was approximately $12,555,000 and $65,000. These totals include $38,010,000 and $0 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held $450,000 and $0 cash as collateral as of December 31, 2006 and 2005. The FHLBank held no securities as collateral as of December 31, 2006 or 2005. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.
The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. The FHLBank is not a derivative dealer and thus does not trade derivatives for short-term profit. Note 19 discusses assets pledged by the FHLBank to these counterparties.
The FHLBank has not issued Consolidated Obligations denominated in currencies other than U.S. dollars.
Financial Statement Impact and Additional Financial Information
Net gain (loss) on derivatives and hedging activities recorded in other income for the years ended December 31 were as follows (in thousands):
Net Gain (Loss) on Derivatives and Hedging Activities

	For the Year Ended
	2006	2005	2004
Amortization of basis adjustments on modified Advance hedging relationships	$360	$1,254	$37,560
Gains (losses) related to fair value hedge ineffectiveness	643	(1,090)	2,503
Gains (losses) on economic hedges	926	(812)	(508)

Net gain (loss) on derivatives and hedging activities	$1,929	$(648)	$39,555

The FHLBank had no transactions that qualified for cash flow hedge accounting, or any derivatives that required bifurcation from a host contract in 2006, 2005, or 2004. The following table represents outstanding notional balances and estimated fair values excluding accrued interest of the derivatives outstanding at December 31 (in thousands):

	2006		2005
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value
Interest-rate Swaps:
Fair value	$31,769,255	$(207,745)	$31,401,325	$(468,325)
Economic	20,000	580	10,000	(282)
Forward rate Agreements:
Economic	86,000	236	28,000	(15)
Mortgage Delivery Commitments:
Economic	106,508	(275)	38,758	(7)

Total	$31,981,763	$(207,204)	$31,478,083	$(468,629)

Total derivatives excluding accrued interest		$(207,204)		$(468,629)
Accrued interest		112,200		40,967

Net derivative balances		$(95,004)		$(427,662)

Net derivative asset balances		$12,555		$65
Net derivative liability balances		(107,559)		(427,727)

Net derivative balances		$(95,004)		$(427,662)

Note 18—Estimated Fair Values
The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of December 31, 2006 and 2005. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
Subjectivity of estimates. Estimates of the fair value of Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.
Cash and due from banks. The estimated fair value approximates the recorded book balance.
Interest bearing deposits and investment securities. The estimated fair value is determined based on each security’s quoted prices, excluding accrued interest, as of the last business day of the year.
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
Advances and other loans. The FHLBank determines the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR swap curve or by using current indicative market yields, as indicated by the FHLBank Advance pricing methods for Advances with similar current terms. In accordance with Finance Board Regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.
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
Mortgage loans held for portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank’s Mortgage Purchase Program pricing methods for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank’s Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:
▪	the Mortgage Purchase Program’s credit enhancements;

▪	marketing adjustments that reflect the FHLBank’s cooperative business model, appetite for purchasing mortgage loans given the current net spreads to funding costs relative to their risks and preferences for particular kinds of loans and mortgage note rates.
These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.
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
Deposits. The FHLBank determines the estimated fair value of FHLBank deposits with fixed rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Mandatorily redeemable capital stock. The fair value of capital subject to mandatory redemption is generally par value. Fair value also includes the estimated dividend earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. Stocks can only be acquired by members at par value and redeemed at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
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

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2006 were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$4,022	$—	$4,022
Interest-bearing deposits	6,535,562	361	6,535,923
Securities purchased under agreements to resell	1,150,000	—	1,150,000
Federal funds sold	9,641,700	(29)	9,641,671
Trading securities	4,602	—	4,602
Available-for-sale securities	1,188,450	—	1,188,450
Held-to-maturity securities	12,099,348	(276,910)	11,822,438
Advances	41,956,538	(80,925)	41,875,613
Mortgage loans held for portfolio, net	8,460,716	(152,163)	8,308,553
Accrued interest receivable	300,555	—	300,555
Derivative assets	12,555	—	12,555

Liabilities:

Deposits	(927,234)	56	(927,178)
Consolidated Obligations:
Discount Notes	(21,946,379)	1,352	(21,945,027)
Bonds	(53,239,244)	366,372	(52,872,872)
Mandatorily redeemable capital stock	(137,109)	—	(137,109)
Accrued interest payable	(559,358)	—	(559,358)
Derivative liabilities	(107,559)	—	(107,559)

Other:

Commitments to extend credit for Advances	—	82	82
Standby bond purchase agreements	—	959	959

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2005 were as follows (in thousands):
2005 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$4,948	$—	$4,948
Interest-bearing deposits	6,284,166	(958)	6,283,208
Securities purchased under agreements to resell	1,000,000	—	1,000,000
Federal funds sold	7,487,900	(43)	7,487,857
Trading securities	6,187	—	6,187
Available-for-sale securities	1,151,271	—	1,151,271
Held-to-maturity securities	12,290,770	(254,033)	12,036,737
Advances	40,261,623	(108,529)	40,153,094
Mortgage loans held for portfolio, net	8,418,139	(139,556)	8,278,583
Accrued interest receivable	238,625	—	238,625
Derivative assets	65	—	65

Liabilities:

Deposits	(910,717)	119	(910,598)
Consolidated Obligations:
Discount Notes	(17,577,416)	3,694	(17,573,722)
Bonds	(53,520,279)	411,828	(53,108,451)
Mandatorily redeemable capital stock	(418,381)	—	(418,381)
Accrued interest payable	(436,981)	—	(436,981)
Derivative liabilities	(427,727)	—	(427,727)

Other:

Commitments to extend credit for Advances	—	830	830
Standby bond purchase agreements	—	1,314	1,314
Note 19—Commitments and Contingencies
As described in Note 13, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Board Regulation authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has had to assume or pay the Consolidated Obligation of another FHLBank.
The FHLBank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks’ Consolidated Obligations at December 31, 2006 or 2005. The joint and several obligations are mandated by Finance Board Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s Consolidated Obligations, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. The par amounts of the FHLBanks’ outstanding Consolidated Obligations for which the FHLBank is jointly and severally liable were approximately $952.0 billion and $937.5 billion at December 31, 2006 and 2005.
Commitments that legally bind and unconditionally obligate the FHLBank for additional Advances totaled approximately (in thousands) $7,875 and $254,327 at December 31, 2006 and 2005. Commitments generally are for periods up to 12 months. Standby Letters of Credit are executed for members for a fee. A Standby Letter of Credit is a financing arrangement between the FHLBank and its member. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized Advance to the member. Standby Letters of Credit are reflected in the following table:

	2006	2005
Outstanding Notional (in thousands)	$6,498,480	$1,405,886
Original Terms	14 days to 18.5 years	20 days to 18.5 years
Final Expiration Year	2024	2023
Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to Standby Letters of Credit entered into after 2002 are recorded in other liabilities and amounted to (in thousands) $1,229 and $1,070 at December 31, 2006 and 2005. Based on management’s credit analyses and collateral requirements, the FHLBank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of Advance issuance (see Note 8). The estimated fair values of commitments as of December 31, 2006 and 2005 are reported in Note 18.
The FHLBank has standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank expire after five years, currently no later than 2010, though some are renewable at the option of the FHLBank. Total commitments for bond purchases were $243.2 million and $251.6 million at December 31, 2006 and 2005. During 2006 and 2005, the FHLBank was not required to purchase any bonds under these agreements. The estimated fair values of standby bond purchase agreements as of December 31, 2006 and 2005 are reported in Note 18.
Commitments that unconditionally obligate the FHLBank to purchase mortgage loans totaled $106.5 million and $38.8 million at December 31, 2006 and 2005. Commitments are generally for periods not to exceed 90 days. Such commitments are recorded as derivatives at their fair values.
The FHLBank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2006 and 2005, the FHLBank had no securities pledged as collateral to broker-dealers.
The FHLBank charged to operating expenses net rental costs of approximately $1,807,000, $1,698,000, and $1,673,000 for the years ending December 31, 2006, 2005, and 2004. Future minimum rentals at December 31, 2006 were as follows (in thousands):

Year	Premises	Equipment	Total
2007	$882	$132	$1,014
2008	876	132	1,008
2009	837	52	889
2010	845	—	845
2011	853	—	853
Thereafter	2,471	—	2,471

Total	$6,764	$316	$7,080

Lease agreements for FHLBank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBank.

At December 31, 2006, the FHLBank was committed to issue $1,305.6 million in Consolidated Obligations, of which $1,040.0 million were hedged with associated interest rate swaps. At December 31, 2005, the FHLBank was committed to issue $59.3 million in Consolidated Obligations, none of which were hedged with an associated interest rate swap.
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
Notes 1, 8, 9, 10, 11, 13, 14, 15, and 17 discuss other commitments and contingencies.
Note 20—Transactions with Other FHLBanks
The FHLBank is a federally chartered corporation, one of 12 District Federal Home Loan Banks (FHLBanks). The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Office of Finance. The FHLBanks’ debt instruments (Consolidated Obligations), issued by the Office of Finance on behalf of the FHLBanks, are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Additional information concerning the relationship of the FHLBank with the other FHLBanks, the Finance Board, and the Office of Finance, as well as a description of the FHLBank’s contingent joint and several liability on Consolidated Obligations of the FHLBanks, is contained in “Background Information” and Note 13 of these Notes to Financial Statements.
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank has noted such activity on the face of its financial statements. There were no such loans or borrowings outstanding at December 31, 2006, 2005, or 2004. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the years ended December 31 (in thousands).

	Average Daily Balances
	2006	2005	2004
Loans to other FHLBanks	$9,667	$13,271	$57,434
Borrowings from other FHLBanks	411	—	1,563
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
There were no Consolidated Obligations transferred to the FHLBank during the year ended December 31, 2006. During the years ended December 31, 2005 and 2004, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $87,000, and $360,000, respectively. All such transfers were from the FHLBank of Chicago. The net discounts associated with these transactions (in thousands) were $(1,266), and $(10,458) in 2005 and 2004, respectively. The FHLBank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 13). The FHLBank did not transfer any Consolidated Obligations to other FHLBanks in 2006, 2005, or 2004.
Note 21—Transactions with Stockholders
As a cooperative, the FHLBank’s capital stock is owned by its members, former members that retain the stock as provided in the FHLBank’s Capital Plan or by non-member institutions that have acquired members and must retain the stock to support Advances or other activities with the FHLBank. All Advances are issued to members and all mortgage loans held for portfolio are purchased from members. The FHLBank also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. The FHLBank may not invest in any equity securities issued by its stockholders and it has not purchased any investment or mortgage-backed securities issued by any of its stockholders. Additionally, the FHLBank has not entered into any interest-rate exchange agreements with any of its stockholders.
For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. The Act prescribes the voting rights of the FHLBank’s members in the election of directors. In accordance with the Act and Finance Board Regulations, members elect a majority of the FHLBank’s Board of Directors. The remaining directors are appointed by the Finance Board. Under the statute and regulations, each elective directorship is designated to one of the three states in the FHLBank’s district and each member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. At December 31, 2006 and 2005, no member owned more than 10 percent of the voting interests of the FHLBank in the election of directors due to statutory limits on members’ voting rights as discussed above.
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
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects the balances with Directors’ Financial Institutions for the items indicated below as of December 31, 2006 and 2005 (dollars in millions).

	2006		2005
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$11,808	28.2%	$11,194	27.9%
Mortgage Purchase Program	56	0.7	61	0.7
Mortgage-backed securities	—	—	—	—
Regulatory Capital Stock	668	17.6	674	17.2
Derivatives	55	0.2	2	0.1

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at December 31, 2006 and 2005 to members holding 5 percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2006	Balance	% of Total	Principal	Principal Balance
Charter One Bank, N.A.(1)	$582	15%	$10,772	$—
U. S. Bank, N.A.	526	14	6,757	159
Fifth Third Bank	372	10	4,048	19
Ohio Savings Bank	214	6	3,971	—

Total	$1,694	45%	$25,548	$178

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2005	Balance	% of Total	Principal	Principal Balance
Charter One Bank, N.A.(1)	$549	14%	$9,876	$—
U. S. Bank, N.A.	496	13	3,621	201
Fifth Third Bank	351	9	3,045	21
Ohio Savings Bank	202	5	3,878	—

Total	$1,598	41%	$20,420	$222

(1)	Charles J. Koch, Chairman of the Board of Charter One Bank, was a director of the FHLBank during 2005 and 2006. Advances made to Charter One Bank were on the same terms and rates available to other members for similar transactions.
Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of the Kentucky Housing Corporation bonds. Kentucky Housing Corporation had no borrowings during the years ended December 31, 2006, 2005, or 2004. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $13,820,000, $14,435,000, and $15,015,000 as of December 31, 2006, 2005, and 2004, respectively.

SUPPLEMENTAL FINANCIAL DATA
Supplemental financial data required is set forth in the “Other Financial Information” caption at Part II, Item 7. of this filing.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.
Item 9A. Controls and Procedures.
As of December 31, 2006, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, these two officers each concluded that as of December 31, 2006, the FHLBank maintained effective disclosure controls and procedures to ensure that material information is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported by management on a timely basis in order to comply with the FHLBank’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
As of December 31, 2006, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS
The following table sets forth certain information (ages as of March 1, 2007) regarding each of our current directors. Finance Board Regulations and the FHLBank’s Capital Plan authorize us to have sixteen directors, ten of whom are elected by our members and six of whom are appointed by the Finance Board. Currently, there are only two appointed directors. For more discussion, see the “Finance Board Ruling on Public Interest Directors” section of “Executive Overview” in Item 7.

			Expiration of	Appointed or
Name	Age	Director Since	Term as Director	Elected (State)
Richard C. Baylor, Vice Chair	52	2003	12/31/08	Elected (OH)
Robert E. Brosky	63	2003	12/31/08	Elected (OH)
William Y. Carroll	67	2002	12/31/07	Elected (TN)
B. Proctor Caudill, Jr.	57	2004	12/31/09	Elected (KY)
Stephen D. Hailer	56	(1993-1998) 2002	12/31/08	Elected (OH)
Michael R. Melvin	62	(1995-2001) 2006	12/31/08	Elected (OH)
James R. Powell	56	1999	12/31/07	Elected (OH)
R. Stan Puckett	50	2005	12/31/07	Elected (TN)
William J. Small	56	2007	12/31/09	Elected (OH)
Stephen B. Smith	52	2002	12/31/07	Appointed (TN)
Billie W. Wade	57	2007	12/31/09	Elected (KY)
Carl F. Wick, Chair	67	2003	12/31/07	Appointed (OH)
Mr. Baylor was named Chairman of Camco Financial Corporation and Advantage Bank, Cambridge, Ohio, on November 9, 2006. Mr. Baylor has been President and Chief Executive Officer of Advantage Bank since June 2001. He also has served as President and Chief Executive Officer of Camco Financial Corporation, the holding company for Advantage Bank, since January 2000 and was Executive Vice President/Chief Operating Officer of Camco Financial Corporation from October 1998 to January 2000. Mr. Baylor has been a director of Camco Financial Corporation since 2001. From August 1989 until June 1998, he served as a Vice President of State Savings Bank, Columbus, Ohio.
Mr. Brosky has been the President and Chief Executive Officer of the First Federal Savings and Loan Association of Lorain, Lorain, Ohio, since 1984 and has served as its Chairman of the Board since December 1999.
Mr. Carroll has been a director of Carter County Bank, Elizabethton, Tennessee, since April 2006. He serves as Chairman of the Board and Director of Business Development of SmartBank, a state chartered bank in Pigeon Forge, Tennessee, that opened in January 2007. Mr. Carroll had been a director of the Home Bank of Tennessee in Maryville, Tennessee, through April 2006. He has previously been associated with Citizens National Bank in Sevierville, Tennessee, since it was chartered in 1973. He served as President and Chief Executive Officer of Citizens National Bank from 1982 until 1999 and served as its Chairman and Chief Executive Officer from 1999 until his retirement in November 2005.
Mr. Caudill has been involved in banking for over 36 years. He has served as President and Chief Executive Officer of Peoples Bank, Morehead, Kentucky, his family-owned community bank, from 1981 to July 2006. Mr. Caudill now serves on the board at Kentucky Bank in Paris, Kentucky.
Mr. Hailer has been a director and President and Chief Executive Officer of North Akron Savings Bank, Akron, Ohio, since 1991. He also serves as a director of Cuyahoga Falls General Hospital in Cuyahoga Falls, Ohio, an affiliate of the Summa Health Network.

Mr. Melvin has been President and a Director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.
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
Mr. Small has been Chairman and Chief Executive Officer of First Federal Bank of the Midwest, Defiance, Ohio, since 1999.
Mr. Smith is Chairman of Haury & Smith, Inc., Nashville, Tennessee, a home building company. He has been an officer of that company for over 20 years and has served as its Chairman of the Board since 2003.
Mr. Wade has been President and Chief Executive Officer of Citizens Union Bank, Shelbyville, Kentucky, since 1991.
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
EXECUTIVE OFFICERS
The following table sets forth certain information (ages as of March 1, 2007) regarding our executive officers.

			Employee of
Name	Age	Position	the FHLBank Since
David H. Hehman	58	President and Chief Executive Officer	1977
Andrew S. Howell	45	Executive Vice President-Mission Asset Activity	1989
Donald R. Able	46	Senior Vice President-Controller; Principal Financial Officer	1981
Carole L. Cossé	59	Senior Vice President and Chief Financial Officer	1979
Paul J. Imwalle	58	Senior Vice President-Member Services	1974
R. Kyle Lawler	49	Senior Vice President-Mortgage Purchase Program	2000
Carol M. Peterson	68	Senior Vice President-Housing & Community Investment	1974
Thomas F. Schlager	59	Senior Vice President-Bank Operations	1980
Stephen J. Sponaugle	44	Senior Vice President and Chief Risk Officer	1992
Except as described below, all of the executive officers named above have held their current positions for at least the past five years.
Mr. Hehman became President and Chief Executive Officer of the FHLBank in March 2003. Prior to that, he had served as the FHLBank’s Executive Vice President and Chief Financial Officer since March 1997.
Mr. Howell became Executive Vice President-Mission Asset Activity in January 2007. Prior to that, he had served as the FHLBank’s Senior Vice President-Credit Services since 2000.
Mr. Able became Principal Financial Officer in January 2007. He also has been Senior Vice President-Controller since March 2006. Previously, he had served as the FHLBank’s Vice President, Accounting since January 2001.

Ms. Cossé became Senior Vice President and Chief Financial Officer in January 2007. Prior to that, she had served as the FHLBank’s Senior Vice President-Treasurer since 1998.
Mr. Sponaugle became the Senior Vice President and Chief Risk Officer in January 2007. Prior to that, he had served as the FHLBank’s Vice President-Financial Analysis since January 2001.
All officers are appointed annually by our Board of Directors.
NOMINATION AND ELECTION OF INDUSTRY DIRECTORS
As discussed above, we currently are authorized to have sixteen directors, comprised of ten industry directors elected by members and six public interest directors appointed by the Finance Board.
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
AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has determined (1) that each of Mr. James R. Powell, Chairman of the Audit Committee, and Committee members Mr. Richard C. Baylor and Mr. Billie W. Wade has the relevant accounting and related financial management expertise, and therefore is qualified, to serve as an Audit Committee financial expert within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). For additional information regarding the independence of the directors of the FHLBank, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
CODES OF ETHICS
The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers” that applies to the Principal Executive Officer and the Principal Financial Officer, as well as all other executive officers. This policy serves to promote honest and ethical conduct, full, fair and accurate disclosure in the FHLBank’s reports to regulatory authorities and in other public communications, and compliance with applicable laws, rules and regulations. The Code is posted on the FHLBank’s Web site (www.fhlbcin.com). If a waiver of any provision of the Code is granted to a covered officer, information concerning the waiver will be posted on our Web site.

The Board of Directors has also adopted a “Standards of Conduct” policy that applies to all employees. The purpose of this policy is to promote a strong ethical climate that protects the FHLBank against fraudulent activities and fosters an environment in which open communication is expected and protected.
Item 11. Executive Compensation.
2006 COMPENSATION DISCUSSION AND ANALYSIS
This compensation discussion and analysis provides information on the FHLBank’s compensation program for its executive officers, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers). The information describes, among other things, the objectives of the FHLBank’s compensation program and the elements of compensation provided by the FHLBank to its Named Executive Officers.
Compensation Program Overview (Philosophy and Objectives)
The Board of Directors of the FHLBank is responsible for determining the philosophy and objectives of the FHLBank’s compensation program. The philosophy of the compensation program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve the FHLBank’s strategic business initiatives and thereby enhance members’ stockholder value. To achieve this, the FHLBank compensates its executive officers using a total compensation program approach that combines base salary, short and long-term variable (incentive-based) compensation, retirement benefits and modest fringe benefits. The compensation program links FHLBank and individual performance. The objectives of the program are to communicate short and long-term goals and standards of performance for the FHLBank’s key mission objectives and to recognize, motivate and reward executives commensurate with their contributions and achievements.
The Personnel Committee (the Committee) of the Board oversees the compensation program. The Committee believes that its compensation philosophy, as expressed through the program, is objective and non-discriminatory in theory, application and practice and that the program is effective in attracting, retaining and motivating highly qualified individuals. The Committee regularly reviews the compensation program to insure that it is consistent with and supports the FHLBank’s business strategies and objectives.
The Committee recommends the President’s annual compensation to the Board, which is responsible for approving all forms of compensation provided to the President. Additionally, the Committee is responsible for reviewing the President’s recommendations regarding all forms of compensation to other executive officers for final approval by the Board. To insure the independence of the FHLBank’s Internal Audit function, the Audit Committee of the Board is responsible for reviewing and recommending all forms of compensation of the Director of Internal Audit for final approval by the Board.
Because individuals are not permitted to own the FHLBank’s capital stock, all compensation is paid in cash and the FHLBank has no equity compensation plans or arrangements.
Management Involvement – Executive Compensation
While the Board is ultimately responsible for determining the compensation of the President and all other executive officers, the President and the Vice President, Human Resources and Administration, periodically advise the Committee (and as applicable, the Audit Committee) regarding competitive and administrative issues affecting the compensation program. Additionally, the President and the Vice President, Human Resources and Administration present recommendations to the Committee regarding compensation that affects all employees. In carrying out its responsibilities, the Committee also may engage executive compensation consultants to assist in the evaluation of the effectiveness of the compensation program and in determining the appropriate mix of compensation provided to executive officers.

Competition and Compensation Benchmarking
The FHLBank’s compensation program is designed to provide market competitive compensation, comparable to the compensation opportunity found at those financial institutions from which the FHLBank expects to recruit executive officers. The FHLBank competes with other Federal Home Loan Banks and, to a lesser extent, other federal housing Government Sponsored Enterprises for executive talent. Primarily, however, the FHLBank competes for executive talent with private sector financial institutions, including both commercial and mortgage banks.
Mortgage Banks: Although mortgage banks do not engage in wholesale lending as their primary source of business and are not comparable in total assets to the FHLBank, many of the skills and experiences acquired through employment with a mortgage bank are transferable to the FHLBank. When benchmarking executive officer positions, the Committee generally uses compensation survey data from mortgage banks with product offerings, complexity and assets that align relatively closely with the size and scope of responsibility required by the FHLBank.
Commercial Banks: Although primarily different in the capital markets function, the FHLBank competes for talent with commercial banks since both engage in wholesale/institutional lending and have similarities in middle office and support areas. As with mortgage banks, when benchmarking executive officer positions, the Committee generally uses compensation survey data from commercial banks with relatively similar product offerings, complexity and assets.
Other FHLBanks: While all FHLBanks share the same public policy mission, they differ considerably in their relative mix of services, investment risk/credit quality and geographical location, which directly impacts labor market competition. When benchmarking executive officer positions, the Committee considers compensation levels and practices within the FHLBank System.
In determining market competitive compensation, the Committee utilizes nationally recognized, professionally published compensation survey sources and strives to create a program that generally delivers compensation for each executive officer at or near the 50th percentile of the blended survey data reported for the above competitors when the FHLBank meets its performance goals. The Committee also periodically engages nationally known compensation consulting firms to provide annually updated information regarding the compensation practices for the above companies.

Elements of Total Compensation Program
The following table summarizes all compensation to the FHLBank’s Named Executive Officers for the year ended December 31, 2006. Discussion of each component follows the table.
2006 Summary Compensation Table

					Change in
					Pension
					Value &
				Non-Equity	Nonqualified
				Incentive	Deferred
Name and Principal				Plan	Compensation	All Other
Position	Year	Salary (1)	Bonus (2)	Compensation	Earnings (3)	Compensation (4)	Total

David H. Hehman	2006	$530,266	$50,000	$339,219	$744,000	$50,354	$1,713,839
President and Chief Executive Officer Principal Executive Officer

Sandra E. Bell (5) (6)	2006	311,619	—	164,998	—	152,312	628,929
Executive Vice President and Chief Financial Officer

Donald R. Able	2006	158,343	—	64,994	66,000	11,817	301,154
Senior Vice President – Controller Principal Financial Officer (6)

Carole L. Cossé	2006	220,246	—	93,030	214,000	18,060	545,336
Senior Vice President – Treasurer

R. Kyle Lawler	2006	203,177	—	86,621	33,000	16,772	339,570
Senior Vice President Mortgage Purchase Program

Paul J. Imwalle	2006	190,510	—	81,808	204,000	15,661	491,979
Senior Vice President Member Services

(1)	Includes base salary and excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees) and for Ms. Bell accrued vacation paid following separation from employment.

(2)	As permitted under the Short-Term Non-Equity Incentive Plan, the Board approved an additional incentive payment (bonus) for Mr. Hehman in recognition of the FHLBank’s outstanding performance and his system-wide leadership achievements during 2006. The bonus was paid in February 2007 concurrent with the payment made under the plan as reflected in the Non-Equity Incentive Plan Compensation column.

(3)	Represents change in the actuarial present value of accumulated pension benefits only. No above market or preferential earnings are paid on deferred compensation.

(4)	Includes matching contributions to the FHLBank’s qualified and non-qualified defined contribution pension plans as follows: Mr. Hehman, $50,354; Ms. Bell, $14,312; Mr. Able, $11,817; Ms. Cossé, $18,060; Mr. Lawler, $16,772; and Mr. Imwalle, $15,661. Ms. Bell also received the following other compensation: separation pay $113,000 and outplacement services $25,000. No Named Executive Officer received perquisites and personal benefits aggregating $10,000 or more.

(5)	By mutual agreement of the parties, Ms. Bell separated employment on November 30, 2006.

(6)	Ms. Bell was Principal Financial Officer until November 13, 2006 at which time Mr. Able was named Interim Principal Financial Officer. Mr. Able was named Principal Financial Officer as of January 1, 2007.
Salary
Base salary is a key component the FHLBank’s total compensation program. Executive officer base salaries are generally targeted at the 50th percentile of market competition. Other factors affecting executive officer base salaries include length of time in position or experience, individual achievement, and the size and scope of assigned responsibilities as compared to the responsibilities of others. Base salary increases are traditionally granted by the Board at the beginning of each calendar year and are based on a review of the individual’s performance and contributions to the achievement of the FHLBank’s annual business plan goals and strategic long-term objectives.
In December 2006 the Board approved the following 2007 base salaries for the Named Executive Officers: Mr. Hehman, $535,000; Mr. Able, $159,000; Ms. Cossé, $215,000; Mr. Lawler, $200,000; and Mr. Imwalle, $187,500.

In comparison to 2006 base salaries, the 2007 increases for the Named Executives ranged from 4.4 percent to 6.0 percent with an average of 5.1 percent.
Short-Term Non-Equity Incentive Plan Compensation
The FHLBank’s Executive Incentive Compensation Plan (Short-Term Incentive or STI Plan) is an annual cash-based incentive compensation plan designed to promote and reward higher levels of performance for accomplishing Board-approved goals. The annual FHLBank goals generally reflect the desired financial performance, operations and public purpose mission of the FHLBank. Each goal is assigned an incentive weight reflecting its relative importance and potential impact on the FHLBank’s strategic initiatives and annual business plan, and each is assigned a quantitative threshold, target and maximum level of performance. In 2006 and prior years, participating executive officers below the President and Executive Vice President level also were assigned individual goals that reflected the person’s designated duties and responsibilities.
When establishing the annual FHLBank goals, corresponding performance levels and difficulty of achieving each goal, the Board anticipates that the FHLBank will successfully achieve threshold level of performance the majority of the time. The target level is aligned with expected performance and is anticipated to be reasonably achievable. The maximum level is designed to be an overall stretch goal. For calendar year 2006, the Board approved a total of eleven FHLBank goals in the functional areas of Member Asset Activity, Housing and Community Outreach, Profitability and New Membership. The 2006 goals and related incentive weights are shown below.
Member Asset Activity (Aggregate Incentive Weight – 30%)

a)	Average Advances and Related Letters of Credit	Weight: 5.0%

b)	Increase in Average Credit Balances with Members with Assets ≤ $600M	Weight: 7.5%

c)	New Credit Services Users	Weight: 7.5%

d)	MPP New Delivery Commitments	Weight: 5.0%

e)	MPP Participating Financial Institutions – 2006 New Users	Weight: 5.0%
Housing and Community Outreach (Aggregate Incentive Weight – 25%)

a)	Members Using One or More Housing and Community Investment Programs during 2006	Weight: 12.5%

b)	Members Participating in New Neighbors Program in 2006	Weight: 2.5%

c)	Community Outreach Events	Weight: 10.0%
Profitability (Aggregate Incentive Weight – 35%)

Adjusted Net Income (1) Divided by Average Shares Outstanding compared to

Average Three-Month LIBOR Plus Basis Point Spread (bps)	Weight: 35.0%
New Membership (Aggregate Incentive Weight – 10%)

a)	2006 Membership Approvals	Weight: 7.5%

b)	Insurance Company Approvals	Weight: 2.5%

(1)	Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of SFAS 133 and further adjusted to reflect the impact as if Advance prepayment fees are amortized over their remaining weighted average term (at the time of prepayment) instead of when they occur.
Each executive officer, including the Named Executive Officers, is assigned an annual incentive award opportunity, stated as a percentage of base salary, which corresponds to the individual’s level of organizational responsibility and ability to contribute to and influence the overall performance. For executive officers with individual goals and performance levels in 2006, the incentive opportunity assigned was weighted to reflect performance on both the FHLBank and individual goals.
Generally, the annual incentive award opportunity established for each executive officer is designed to be comparable with the annual incentive opportunities for executives with similar duties and responsibilities in the financial services sector and at the other FHLBanks. The incentive award opportunities and corresponding incentive weights for FHLBank and individual goals for the 2006 plan year are shown below.

	Incentive
	Weight for	Incentive	Incentive	Incentive	Incentive
	FHLBank	Weight for	Opportunity	Opportunity	Opportunity
	Goals	Individual Goals	at Threshold	at Target	at Maximum
David H. Hehman	100.0%	0.0%	25.0%	55.0%	75.0%

Sandra E. Bell	100.0	0.0	17.5	45.0	60.0

Donald R. Able	75.0	25.0	17.5	35.0	50.0

Carole L. Cossé	75.0	25.0	17.5	35.0	50.0

R. Kyle Lawler	75.0	25.0	17.5	35.0	50.0

Paul J. Imwalle	75.0	25.0	17.5	35.0	50.0
At its January 18, 2007 meeting, based on the Committee’s recommendation, the Board revised the incentive weighting for FHLBank and individual goals. Effective with the 2007 plan, awards to all executive officers (Senior Vice Presidents and above) will be based solely on achievement of FHLBank goals.
The authorization for payment of short-term incentive awards, if any, earned by Executives who participate in the annual incentive plan generally is granted following certification of the year-end performance results by the Board at its January meeting. The annual cash incentive payments are determined based on the actual performance or achievement levels for FHLBank and individual goals in comparison with the performance levels established for each goal.
If actual performance falls below the threshold level of performance no payment is made for that goal. If actual performance exceeds the maximum level only the value assigned as the performance maximum is paid. When actual performance falls between the assigned threshold, target and maximum performance levels, an interpolated achievement is calculated for that goal. The achievement for each goal is then multiplied by the corresponding incentive weight assigned to that goal and the results for each goal are summed to arrive at the final incentive award payable to the executive. The Board has discretion to modify any incentive payment, including the ability to approve an additional incentive award for extraordinary individual performance.
At its January 18, 2007 meeting, following certification of the 2006 performance results, the Board authorized the distribution of incentive payments to eligible officers including the Named Executive Officers. For the 2006 plan year the FHLBank cumulatively achieved approximately 89 percent of the available incentive opportunity for FHLBank goals. The payments for the 2006 plan year were made in February 2007.
Long-Term Non-Equity Incentive Plan Compensation
The FHLBank’s long-term incentive compensation plan, the Executive Long-term Incentive (LTI) Plan, is a cash-based, performance unit plan designed to promote higher levels of performance by selected executive officers, including the Named Executive Officers, for accomplishing Board-approved LTI goals. The LTI goals generally reflect desired financial performance, operational and public mission objectives for the FHLBank as measured over a three-year performance period. Each approved LTI goal is assigned an incentive weight reflecting its relative importance and potential impact on the strategic long-term initiatives, and each is assigned a quantitative threshold, target and maximum level of performance.
The LTI Plan was initially established in 2005 with a performance period of January 1, 2005 through December 31, 2007. At the Board’s February 19, 2006 and February 18, 2007 meetings, new three-year performance periods were established for the 2006 – 2008 and 2007 – 2009 periods, respectively. The FHLBank currently expects to continue establishing a new three-year performance period commencing each January 1 so that three separate performance periods will be in effect at one time.

When establishing the annual incentive goals, corresponding performance levels and difficulty of achieving each goal, the Board anticipates that the Bank will successfully achieve the threshold level of performance the majority of the time. The target level is aligned with expected performance and is anticipated to be reasonably achievable. The maximum level is designed to be an overall stretch goal. For the 2006 – 2008 performance period, the Board of Directors approved a total of four LTI goals in the areas of Operating Efficiency, Profitability, Market Penetration and Affordable Housing/Community Investment. The 2006 goals and related incentive weights for each goal are shown below.

OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 33 1/3%

PROFITABILITY:
Ranking of Return on Average Equity (ROAE) in comparison to other FHLBanks	Weight: 33 1/3%

MARKET PENETRATION:
Ratio of Member Advances to Member Assets	Weight: 33 1/3%

AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	Multiplier: +/- 10%
At the beginning of each performance period, the Board establishes a base award opportunity for each executive officer in the form of a grant of a fixed number of performance units, with an assigned value of $100 per performance unit, equal to a percentage of the participant’s base salary. The value of each performance unit will then fluctuate as a function of the actual performance in comparison with the performance levels established for each LTI goal. Generally, the higher the level of an executive officer’s organizational responsibility, the higher the LTI award opportunity. The base award opportunity established for each executive officer for target performance is designed to be comparable with the LTI opportunities available to executives with similar duties and responsibilities in the financial services sector and the other FHLBanks.
LTI incentive awards will be calculated based on the actual performance or achievement level for each LTI goal at the end of each three-year performance period, with interpolations made for results between achievement levels. The achievement level for each LTI goal then will be multiplied by the corresponding incentive weight assigned to that goal. The results for each goal will be summed and multiplied by the executive officer’s respective number of performance units to arrive at the final LTI award payable.
It should be noted that if the FHLBank’s actual performance fails to meet the threshold (minimum) level for the Affordable Housing/Community Investment goal, no LTI awards will be paid to any participant for that performance period. If the FHLBank’s actual performance falls below the threshold level of performance for any other LTI goal, no payment will occur for that goal. Also, if actual performance exceeds the performance maximum for an LTI goal, only the maximum for that goal will be paid. The Board also has sole discretion to increase or decrease LTI awards by ten percent to recognize performance that is not captured by the total achievement level of the LTI goals.
To date, the FHLBank has not made any LTI Plan payments because the initial 2005 performance period continues through 2007.

The following table provides information on grants made during 2006 under the STI Plan for 2006 and the LTI Plan for the 2006 – 2008 performance cycle.
2006 Grants of Plan-Based Awards

			Estimated Future Payouts Under
		Grant	Non-Equity Incentive Plan Awards
Name	Plan	Date	Threshold	Target	Maximum
David H. Hehman	STI	January 23, 2006	$127,500	$280,500	$382,500
	LTI	February 19, 2006	68,853	152,997	252,450

Sandra E. Bell (1)	STI	January 23, 2006	59,325	152,550	203,400

Donald R. Able	STI	January 23, 2006	24,625	49,250	71,300
	LTI	February 19, 2006	13,230	29,400	48,510

Carole L. Cossé	STI	January 23, 2006	35,700	71,400	102,000
	LTI	February 19, 2006	18,360	40,800	67,320

R. Kyle Lawler	STI	January 23, 2006	33,513	67,025	95,750
	LTI	February 19, 2006	17,234	38,301	63,195

Paul J. Imwalle	STI	January 23, 2006	31,325	62,650	89,500
	LTI	February 19, 2006	16,111	35,799	59,070

(1)	Due to her separation from employment, Ms. Bell ceased participation in the LTI Plan.
Retirement Benefits
The FHLBank maintains a comprehensive retirement program for its executive officers comprised of two qualified pension plans – a defined benefit plan and a defined contribution plan – and a nonqualified pension plan. For its qualified plans, the FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions. The purpose of the nonqualified plan, the Benefit Equalization Plan (BEP), is to solely restore those pension benefits that an eligible highly compensated employee would ordinarily receive were it not for limitations imposed by the Internal Revenue Service (IRS) on the benefits from and contributions made to the two qualified plans. Generally, the benefits under the BEP vest and are payable according to the corresponding provisions of the qualified plans.
The three pension plans provide benefits based on a combination of an employee’s tenure (or length of service) and annual compensation. As such, the benefits provided by the pension plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since pension benefits increase as the executive’s tenure and compensation with the FHLBank increase.
Qualified Defined Benefit Pension Plan. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB) is a funded tax-qualified plan that is maintained on a non-contributory basis, i.e., no employee contributions are required. Participants’ pension benefits vest upon completion of five years of FHLBank service.
The pension benefits payable under the Pentegra DB plan are determined under a pre-established formula that provides a single life annuity payable monthly at age 65 or normal retirement. The benefit formula is 2.5% for each year of benefit service multiplied by the highest three-year average compensation. Average compensation is defined as base salary and annual bonus (short-term incentive compensation) but excludes any incentive payments received from the LTI Plan. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan with benefits payment commencing as early as (attainment of) age 45. The Pentegra DB plan also provides certain other actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option.

Nonqualified Defined Benefit Pension Plan. The FHLBank’s executive officers and other highly compensated employees are eligible to participate in the Defined Benefit component of the Benefit Equalization Plan (DB/BEP), an unfunded, nonqualified pension plan that mirrors the Pentegra DB plan in all material respects. In determining whether a restoration of retirement benefits is due an eligible employee, the DB/BEP utilizes the identical benefit formula applicable to the Pentegra DB plan. In the event that the benefits payable from the Pentegra DB plan have been reduced or otherwise limited, the executive’s lost benefits are payable under the terms of the DB/BEP. Because the DB/BEP is a nonqualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the qualified plan. Additionally, because IRS regulations generally prohibit the crediting of additional years of service under the qualified plan, such additional service is also precluded under the DB/BEP which only restores those benefits lost under the qualified plan.
The following table provides the present value of benefits payable to the Named Executive Officers upon retirement at age 65 from the Pentegra DB plan and the DB/BEP, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. The FHLBank’s pension benefits do not include any reduction for a participant’s Social Security benefits.
2006 Pension Benefits

	Plan	Number of Years	Present Value (2) of
Name	Name	Credited Service (1)	Accumulated Benefits
David H. Hehman	Pentegra DB	28.92	$1,130,000
	DB/BEP	28.92	3,673,000

Donald R. Able	Pentegra DB	25.42	318,000
	DB/BEP	25.42	—

Carole L. Cossé	Pentegra DB	26.92	1,214,000
	DB/BEP	26.92	500,000

R. Kyle Lawler	Pentegra DB	5.50	105,000
	DB/BEP	5.50	30,000

Paul J. Imwalle	Pentegra DB	32.08	1,327,000
	DB/BEP	32.08	243,000

(1)	For pension plan purposes, the calculation of credited service begins upon completion of the required enrollment (waiting) period following the date of employment. Accordingly, the years shown are less than the executive’s actual years of employment.

(2)	See Note 15 of the Notes to Financial Statements for details regarding valuation assumptions.

Note:	Due to her separation from employment, Ms. Bell did not vest in either the Pentegra DB plan or the DB/BEP and therefore is not included in the above table.
Qualified Defined Contribution Plan. The Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC) is a tax-qualified defined contribution plan to which the FHLBank makes tenure-based matching contributions. The matching contribution begins upon completion of one year of employment and subsequently increases based on length of employment to a maximum of six percent of eligible compensation. Eligible compensation in the Pentegra DC plan is defined as base salary and annual bonus (short-term incentive compensation) but excludes any incentive payments received from the LTI Plan.
Under the Pentegra DC plan, a participant may elect to contribute up to 50 percent of eligible compensation on either a before-tax, i.e., 401(k), or after-tax basis. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund. Investment fund elections may be changed daily by the participants. A participant may withdraw vested account balances while employed, subject to certain plan limitations, which include those under IRS regulations. Participants are also permitted to revise their contribution/deferral election once each pay period. However, the revised election is only applicable to future earnings and may also be limited by IRS regulations.
Nonqualified Defined Contribution Plan. The FHLBank’s executive officers and other highly compensated employees are eligible to participate in the Defined Contribution component of the Benefit Equalization Plan (DC/BEP), an unfunded, nonqualified, contributory pension plan that mirrors the Pentegra DC plan. The DC/BEP restores benefits that participants would have received absent IRS limits on contributions to the Pentegra DC plan. The DC/BEP mirrors the Pentegra DC plan in all material respects and requires participants to make contributions in order to continue receiving FHLBank matching contributions.
Under the DC/BEP, participants may elect to contribute up to 50 percent of eligible compensation (defined as in the Pentegra DC) on a pre-tax basis only. The DC/BEP permits Executives to self-direct investment elections into one or more phantom (proxy) investment funds that mirror those funds available under the qualified plan. The investment returns credited to a participant’s DC/BEP account also mirror the investment returns that the participant would have received on those amounts had the contributions been permitted under the Pentegra DC plan.
The following table provides information for 2006 relating to the DC/BEP.
2006 Nonqualified Deferred Compensation

	Executive	FHLBank	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Balance
Name	In 2006	In 2006 (1)	In 2006	12/31/2006
David H. Hehman	$292,130	$37,154	$172,338	$1,615,551

Sandra E. Bell	7,712	7,712	2,981	34,185

Donald R. Able	756	359	115	2,066

Carole L. Cossé	4,860	4,860	3,495	45,012

R. Kyle Lawler	21,545	10,606	19,287	251,128

Paul J. Imwalle	3,282	2,461	777	25,664

(1)	These amounts represent the non-qualified portion of FHLBank matching contributions as described in the second footnote to the Summary Compensation Table.
Perquisites and Fringe Benefits
All executive officers are eligible to participate in the traditional fringe benefit plans that are made available to all other FHLBank employees including participation in the pension plans, medical, dental and vision insurance coverage, group term life and long term disability (LTD) insurance coverage, as well as annual leave (i.e., vacation) and sick leave. Executives participate in FHLBank-subsidized medical, dental and vision insurance, group term life and LTD insurance on the same basis and terms as do all other employees. When applicable, relocation benefits are provided to executive officers. Such reimbursement generally is provided on a tax-neutral basis. Executive officers also receive on-site parking at FHLBank expense.
In accordance with Board policy, the perquisites provided by the FHLBank represent a small fraction of an executive officer’s annual compensation and are provided in accordance with market practices for executives in similar positions and with similar responsibilities. During 2006, the President, the Executive Vice President and Chief Financial Officer, and the Senior Vice President, Member Services were each provided with a FHLBank-owned vehicle for their business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer’s personal use of a FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. With prior approval, the FHLBank’s current Travel Policy permits a spouse to accompany an executive officer on an authorized business trip. The transportation and other related expenses associated with the spouse’s travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2006, perquisites did not individually or collectively exceed $10,000 for any individual and are therefore excluded from the Summary Compensation Table.
In order that the President may have a forum to use with members, prospective members, visiting dignitaries or other guests, the FHLBank maintains a membership in the President’s name at an executive dining club located in close proximity to the FHLBank’s premises. The President does not use this membership for personal use.
Other than normal pension benefits and eligibility to participate in the FHLBank’s retiree medical and retiree life insurance programs, no perquisites or other special benefits are provided to Named Executive Officers in the event of a change in control, resignation, retirement or other termination of employment.
Employment Arrangements and Severance Benefits
Pursuant to the Act, all employees of the FHLBank are “at will” employees. Generally, the President works at the pleasure of the Board and the other executive officers and employees work at the pleasure of the President. Accordingly, an employee may resign employment at any time and the FHLBank may terminate employment at any time for any reason, with or without cause and with or without notice.
The FHLBank has a severance policy under which employees may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation or when a planned reduction in FHLBank staff causes an involuntary termination of employment. Under this policy, an executive officer is entitled to one month pay for every full year of employment, pro-rated for partial years of employment, with a minimum of one month and a maximum of six months severance pay. At the FHLBank’s discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.
Ms. Bell had an “at will” employment arrangement with the FHLBank that provided for her starting salary, for her participation in the FHLBank’s annual incentive plan for executive officers and for other benefits. Ms. Bell also had a non-qualified deferred compensation agreement with the FHLBank that provided her with a supplemental retirement benefit of $250,000, plus interest credited at the rate paid under the BEP from time to time on the balance. Ms. Bell separated employment on November 30, 2006. At that time, she and the FHLBank entered into a mutual agreement. The agreement includes general and special releases of any claims she might have against the FHLBank and a confidentiality agreement with the FHLBank. In addition to payment of standard accrued benefits, Ms. Bell received payment of the supplemental retirement benefit under the deferred compensation agreement plus accrued interest (aggregating $329,022 when paid in January 2007), four months separation pay ($113,000) and a prorated payment for 2006 under the Executive Incentive Compensation Plan ($164,998). Under the agreement Ms. Bell also received certain outplacement services ($25,000) and is entitled to receive up to twelve months of continued health insurance coverage ($14,499 assuming used for entire period).
Except as described above, the FHLBank has no termination of employment, severance or change-in-control arrangements with any Named Executive Officer or other employee.
COMPENSATION OF DIRECTORS
In accordance with Finance Board Regulations and the Act, the FHLBank has established a formal policy governing the compensation and travel reimbursement provided its directors. The goal of the policy is to compensate members of the Board of Directors for work performed on behalf of the FHLBank. Under this policy, compensation is comprised of per meeting fees which are subject to an annual cap by Regulation. The fees compensate directors for time spent reviewing materials sent to them on a periodic basis, for preparing for meetings, for participating in any other activities for the FHLBank and for actual time spent attending the meetings of the Board of Directors and its committees. Directors are also reimbursed for reasonable FHLBank-related travel expenses. The following table sets forth the per meeting fees and the annual caps established for 2007:

	Per Meeting Fee	Annual Cap
Chair	$4,100	$29,944
Vice Chair	3,200	23,955
Other Members	2,400	17,967
During 2006, total directors’ fees and travel expenses incurred by the FHLBank were $211,391 and $232,667, respectively. The FHLBank has also established a nonqualified deferred compensation plan for members of the Board of Directors (the Directors’ Plan). The Directors’ Plan is an unfunded, contributory, deferred compensation plan that permits a participant to defer all or part of the annual remuneration, plus any investment returns thereon, to future years. Under the Directors’ Plan, directors may self-direct investment elections into one or more investment funds. The investment returns credited to a participating director’s account are at the market rate for the selected investment. The FHLBank does not contribute to the Directors’ Plan. Generally, distribution begins following a participating director’s retirement from the Board.
With prior approval, the FHLBank’s current Travel Policy permits a spouse to accompany a director on an authorized business trip. The transportation and other related expenses associated with the spouse’s travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2006, nine directors received spousal travel. These perquisites did not exceed $10,000 for any director and are therefore excluded from the Directors Compensation Table.
The following table sets forth each director’s compensation for the year ended December 31, 2006.
2006 Directors Compensation Table

	Fees
	Earned or	All Other
Name	Paid in Cash	Compensation	Total

Richard C. Baylor	$17,614	$—	$17,614
Charles Beach, Jr.	17,614	—	17,614
Robert E. Brosky	17,614	—	17,614
William Y. Carroll	17,614	—	17,614
B. Proctor Caudill, Jr.	17,614	—	17,614
Stephen D. Hailer	17,614	—	17,614
Charles J. Koch, Chair	29,357	—	29,357
Michael R. Melvin	14,100	—	14,100
James R. Powell	16,450	—	16,450
R. Stan Puckett	17,614	—	17,614
Stephen B. Smith	4,700	—	4,700
Carl F. Wick, Vice Chair	23,486	—	23,486

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Personnel Committee of the Board of Directors is charged with responsibility for the FHLBank’s compensation policies and programs. For 2006, this Committee was composed of Charles J. Koch (Chair), Charles Beach, Jr., William Y. Carroll, Stephen D. Hailer, and Stephen B. Smith, none of whom previously was an officer or employee of the FHLBank. For 2007, this Committee is composed of Carl F. Wick (Chair), Richard C. Baylor, William Y. Carroll, B. Proctor Caudill, Jr., and Stephen D. Hailer, none of whom is an officer or employee of the FHLBank. None of the FHLBank’s executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank’s Personnel Committee or Board of Directors. Except as follows, there were no relationships requiring disclosure under applicable rules and regulations.
The FHLBank has entered into an interest rate swap master agreement with the Royal Bank of Scotland, plc, the ultimate parent of Charter One Bank, N.A., the FHLBank’s largest stockholder. This agreement is on terms that are substantially similar to those of swap agreements with other institutional counterparties. Mr. Koch, who was chair of the FHLBank’s Board of Directors and Personnel Committee during 2006, is a director of the Royal Bank of Scotland and is Chairman of Charter One. As of December 31, 2006, the FHLBank had no outstanding notional balances for interest rate swaps under this agreement.
COMPENSATION COMMITTEE REPORT
The Personnel Committee of the Board of the Directors of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:
The Personnel Committee has reviewed and discussed the 2006 Compensation Discussion and Analysis set forth above with the FHLBank’s management. Based on such review and discussions, the Personnel Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Carl F. Wick (Chair)
Richard C. Baylor
William Y. Carroll
B. Proctor Caudill, Jr.
Stephen D. Hailer
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have one class of capital stock, Class B Stock, all of which is owned by our membership institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.
The following table lists member institutions holding five percent or more of outstanding capital stock at February 28, 2007 and includes any known affiliates that are members of the FHLBank:
(Dollars in millions)

		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares

Charter One Bank, N.A.	Cleveland, OH	$582	15.4%	5,815,472
U.S. Bank, N.A.	Cincinnati, OH	526	13.9	5,255,837
Fifth Third Bank	Cincinnati, OH	372	9.9	3,723,492
Ohio Savings Bank	Cleveland, OH	214	5.7	2,138,630

The following table lists capital stock outstanding as of February 28, 2007 held by member institutions that have an officer or director who serves as a director of the FHLBank:
(Dollars in millions)

		Capital	Percent of Total
Name	Address	Stock	Capital Stock

Liberty Savings Bank, F.S.B.	Wilmington, OH	$33	0.9%
Advantage Bank	Cambridge, OH	29	0.8
First Federal Bank of the Midwest	Defiance, OH	19	0.5
Citizens Union Bank (1)	Shelbyville, KY	9	0.2
Kentucky Bank	Paris, KY	6	0.2
Greene County Bank	Greeneville, TN	6	0.2
First Federal S&LA of Lorain	Lorain, OH	4	0.1
Perpetual Federal Savings Bank	Urbana, OH	3	0.1
North Akron Savings Bank	Akron, OH	2	0.1
Carter County Bank	Elizabethton, TN	1	0.0

(1)	Includes one affiliate institution which is an FHLBank member.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
DIRECTOR INDEPENDENCE
Because we are a cooperative, capital stock ownership is a prerequisite to transacting any business with us. Transactions with our stockholders are part of the ordinary course of – and are essential to the purpose of – our business.
Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Wick and Smith, our two appointed directors, have no transactions, relationships or arrangements with the FHLBank other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.
A Finance Board Regulation (12 C.F.R. § 917.7(c)), available at www.fhlb.gov, specifies independence criteria for members of our Audit Committee. Under these criteria, all of our directors are independent.
TRANSACTIONS WITH RELATED PERSONS
As a cooperative, our capital stock is owned by our members, by former members that retain the stock as provided in our Capital Plan and by non-member institutions that have acquired members and must retain the stock to support Advances or other activities with us. All Advances are issued to members and all mortgage loans held for portfolio are purchased from members. We also maintain demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. In addition, we may transact other activity with members such as short-term unsecured investments or derivatives transactions securitized by a member or its affiliates.
All transactions with members are entered into in the ordinary course of business. Finance Board Regulations require us to provide the same pricing for Advances and other services to all members regardless of asset or transaction size, charter type, or geographic location. We may, in pricing Advances, distinguish among members based upon our assessment of the credit and other risks to the FHLBank of lending to any particular member, or other reasonable criteria that may be applied equally to all members. Our policies and procedures require that such standards and criteria be applied consistently and without discrimination to all members applying for Advances.
See Note 21 of the Notes to Financial Statements for more information on transactions with stockholders, including information on transactions with Directors’ Financial Institutions and concentrations of business, which information is incorporated herein by reference.
See also “Item 11. Executive Compensation – Compensation Committee Interlocks and Insider Participation.”
Non-member Affiliates. We have a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of the Kentucky Housing Corporation Bonds. Kentucky Housing Corporation had no borrowings during 2006. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $13,820,000 as of December 31, 2006.
Review and Approval of Related Persons Transactions. Ordinary course transactions with Directors’ Financial Institutions and with members holding 5% or more of our capital stock are reviewed and approved by our management in the normal course of events so as to assure compliance with Finance Board Regulations.
As required by Finance Board Regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLBank and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Board’s conflict of interest Regulation (12 C.F.R. § 915.11, available at www.fhfb.gov) and our conflict of interest policy (posted on our Web site at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC’s requirements governing transactions with related persons. In March 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Board and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our Insider Trading Policy provides that any request for redemption of excess stock (except for de minimus amounts) held by a Director’s Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.
We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2006 have been so reviewed and approved.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2006 and 2005 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2006	2005
Audit fees	$474	$402
Audit-related fees	171	331
Tax fees	—	—
All other fees	—	4

Total fees	$645	$737

Audit fees were for professional services rendered for the audits of the financial statements.
Audit-related fees were for assurance and related services primarily related to accounting consultations and control advisory services.
The FHLBank is exempt from all federal, state and local income taxation. Therefore, no tax fees were paid during the years presented.
All other fees paid were for services rendered for non-information system related consulting.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. above, are filed as a part of this registration statement.
Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2006 and 2005
Statements of Income for the years ended December 31, 2006, 2005 and 2004
Statements of Capital for the years ended December 31, 2006, 2005 and 2004
Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements
(b)	Exhibits.
  See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of March 2007.
FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman David H. Hehman
President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of March 2007.

Signatures	Title

/s/ David H. Hehman	President and Chief Executive Officer

David H. Hehman	(principal executive officer)

/s/ Donald R. Able	Senior Vice President — Controller

Donald R. Able	(principal financial officer)

/s/ Richard C. Baylor* Richard C. Baylor	Director (Vice Chair)

/s/ Robert E. Brosky* Robert E. Brosky	Director

/s/ William Y. Carroll*	Director
William Y. Carroll

/s/ B. Proctor Caudill, Jr.*	Director
B. Proctor Caudill, Jr.

/s/ Stephen D. Hailer*	Director
Stephen D. Hailer

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ James R. Powell*	Director
James R. Powell

/s/ R. Stan Puckett*	Director
R. Stan Puckett

/s/ William J. Small*	Director
William J. Small

/s/ Stephen B. Smith*	Director
Stephen B. Smith

/s/ Billie W. Wade*	Director
Billie W. Wade

Signatures	Title

/s/ Carl F. Wick*	Director (Chair)
Carl F. Wick

*	Pursuant to Power of Attorney

/s/ David H. Hehman

David H. Hehman
Attorney-in-fact

INDEX OF EXHIBITS

Document incorporated by
Exhibit		reference from a previous filing or
Number *	Description of exhibit	filed herewith, as indicated below

3.1	Organization Certificate	Form 10, filed
December 5, 2005

3.2	Bylaws	Form 10, filed
December 5, 2005

4	Capital Plan	Form 10, filed
December 5, 2005

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4**	Executive Incentive Compensation Plan, as amended March, 2007	Filed Herewith

10.5**	Executive Long-Term Incentive Plan, as amended March, 2007	Filed Herewith

10.6**	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan	Form 10, filed December 5, 2005

10.7**	Federal Home Loan Bank of Cincinnati Nonqualified Deferred Compensation Program For Directors	Form 10, filed December 5, 2005

10.8**	Deferred Compensation Agreement between the Federal Home Loan Bank of Cincinnati and Sandra E. Bell dated February 25, 2004	Form 10, filed December 5, 2005

10.9**	Letter Agreement between the Federal Home Loan Bank of Cincinnati and Sandra E. Bell dated November 22, 2006	Filed Herewith

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

Document incorporated by
Exhibit		reference from a previous filing or
Number *	Description of exhibit	filed herewith, as indicated below

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

*	Numbers coincide with Item 601 of Regulation S-K.

**	Indicates Management compensation plan or arrangement.