Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Cincinnati
filed 2007-05-10
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
[  ] Yes [X] No
As of April 30, 2007, the registrant had 36,908,903 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$4,549	$4,022
Interest-bearing deposits	7,487,046	6,535,562
Securities purchased under agreements to resell	200,000	1,150,000
Federal funds sold	6,562,600	9,641,700
Trading securities	4,393	4,602
Available-for-sale securities (a)	741,257	1,188,450
Held-to-maturity securities includes $0 and $0 pledged as collateral at March 31, 2007 and December 31, 2006, respectively, that may be repledged (b)	12,239,197	12,099,348
Advances	45,573,972	41,956,538
Mortgage loans held for portfolio, net	8,562,625	8,460,716
Accrued interest receivable	301,468	300,555
Premises, software, and equipment	8,365	8,412
Derivative assets	45,583	12,555
Other assets	23,628	24,210

TOTAL ASSETS	$81,754,683	$81,386,670

LIABILITIES AND CAPITAL
Deposits:
Interest bearing	$1,213,253	$926,874
Non-interest bearing	256	360

Total deposits	1,213,509	927,234

Consolidated Obligations, net:
Discount Notes	21,301,442	21,946,379
Bonds	54,437,483	53,239,244

Total Consolidated Obligations, net	75,738,925	75,185,623

Mandatorily redeemable capital stock	31,258	137,109
Accrued interest payable	592,527	559,358
Affordable Housing Program	98,743	96,240
Payable to REFCORP	16,009	17,205
Derivative liabilities	78,427	107,559
Other liabilities	79,691	449,493

Total liabilities	77,849,089	77,479,821

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
36,494 and 36,576 shares at March 31, 2007 and December 31, 2006, respectively	3,649,399	3,657,645
Retained earnings	262,207	255,529
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	(218)	(531)
Other	(5,794)	(5,794)

Total capital	3,905,594	3,906,849

TOTAL LIABILITIES AND CAPITAL	$81,754,683	$81,386,670

(a)	Amortized cost: $741,475 and $1,188,981 at March 31, 2007 and December 31, 2006, respectively.
(b)	Fair values: $12,030,302 and $11,822,438 at March 31, 2007 and December 31, 2006, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

INTEREST INCOME:
Advances	$595,411	$509,893
Prepayment fees on Advances, net	215	1,968
Interest-bearing deposits	83,394	51,202
Securities purchased under agreements to resell	11,181	7,945
Federal funds sold	98,768	80,534
Trading securities	61	67
Available-for-sale securities	11,299	13,410
Held-to-maturity securities	142,952	141,267
Mortgage loans held for portfolio	111,581	107,583
Loans to other FHLBanks	-	239

Total interest income	1,054,862	914,108

INTEREST EXPENSE:
Consolidated Obligations — Discount Notes	308,773	218,149
Consolidated Obligations — Bonds	632,665	588,019
Deposits	12,783	9,493
Borrowings from other FHLBanks	-	-
Mandatorily redeemable capital stock	1,568	5,935

Total interest expense	955,789	821,596

NET INTEREST INCOME	99,073	92,512

OTHER INCOME:
Service fees	315	314
Net gain (loss) on trading securities	9	(12)
Net (loss) gain on derivatives and hedging activities	(1,251)	122
Other, net	871	635

Total other income	(56)	1,059

OTHER EXPENSE:
Compensation and benefits	6,458	6,282
Other operating	3,154	2,876
Finance Board	740	796
Office of Finance	897	698
Other	431	1,178

Total other expense	11,680	11,830

INCOME BEFORE ASSESSMENTS	87,337	81,741

Affordable Housing Program	7,290	7,278
REFCORP	16,009	14,893

Total assessments	23,299	22,171

NET INCOME	$64,038	$59,570

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL FOR THE THREE-MONTHS ENDED
March 31, 2007 and 2006
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2005	35,035	$3,503,481	$207,785	$(2,204)	$3,709,062
Proceeds from sale of capital stock	5	522			522
Net reclassified to mandatorily redeemable capital stock	(9)	(894)			(894)

Comprehensive income:
Net income			59,570		59,570
Other comprehensive income:
Net unrealized gain on available-for-sale securities				(1,923)	(1,923)

Total other comprehensive income				(1,923)	(1,923)

Total comprehensive income					57,647

Dividends on capital stock:
Cash			(37)		(37)
Stock	496	49,636	(49,633)		3

BALANCE, MARCH 31, 2006	35,527	$3,552,745	$217,685	$(4,127)	$3,766,303

BALANCE, DECEMBER 31, 2006	36,576	$3,657,645	$255,529	$(6,325)	$3,906,849
Proceeds from sale of capital stock	18	1,754			1,754
Net reclassified to mandatorily redeemable capital stock	(100)	(10,000)			(10,000)

Comprehensive income:
Net income			64,038		64,038
Other comprehensive income:
Net unrealized loss on available-for-sale securities				313	313

Total other comprehensive income				313	313

Total comprehensive income					64,351

Dividends on capital stock:
Cash			(57,360)		(57,360)

BALANCE, MARCH 31, 2007	36,494	$3,649,399	$262,207	$(6,012)	$3,905,594

*	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:

Net income	$64,038	$59,570

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	33,074	(9,811)
Change in net fair value adjustment on derivative and hedging activities	(43,432)	(77,471)
Other adjustments	-	5,934

Net change in:
Trading securities	209	446
Accrued interest receivable	(913)	(43,129)
Other assets	(172)	(1,210)
Accrued interest payable	33,169	115,596
Other liabilities	2,481	431

Total adjustments	24,416	(9,214)

Net cash provided by operating activities	88,454	50,356

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	(951,484)	1,019,454
Securities purchased under agreements to resell	950,000	1,000,000
Federal funds sold	3,079,100	(1,161,400)
Premises, software and equipment	(508)	(601)

Available-for-sale securities:
Proceeds	21,456,000	24,930,000
Purchases	(20,997,195)	(24,948,323)

Held-to-maturity securities:
Net decrease in short-term	828	593
Proceeds from long-term	517,619	528,757
Purchases of long-term	(1,027,143)	(674,869)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Advances:
Proceeds	$449,600,777	$524,322,285
Made	(453,194,280)	(527,002,523)

Mortgage loans held for portfolio:
Proceeds	258,488	256,555
Purchases	(362,962)	(267,625)

Net cash used in investing activities	(670,760)	(1,997,697)

FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	286,275	177,892

Net proceeds from issuance of Consolidated Obligations:
Discount notes	157,487,287	252,016,607
Bonds (including $0 and $0 transferred from other FHLBanks)	10,011,477	5,684,920

Payments for maturing and retiring Consolidated Obligations:
Discount notes	(158,170,488)	(251,960,628)
Bonds	(8,860,261)	(3,972,963)

Proceeds from issuance of capital stock	1,754	522
Payments for redemption of mandatorily redeemable capital stock	(115,851)	(894)
Cash dividends paid	(57,360)	(37)

Net cash provided by financing activities	582,833	1,945,419

Net increase (decrease) in cash and cash equivalents	527	(1,922)
Cash and cash equivalents at beginning of the period	4,022	4,948

Cash and cash equivalents at end of the period	$4,549	$3,026

Supplemental Disclosures:

Interest paid	$916,736	$773,810

AHP payments, net	$4,787	$6,944

REFCORP assessments paid	$17,205	$15,773

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1—Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2007 are not necessarily indicative of operating results for the remainder of the year.
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
FSP No. FIN 39-1 Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). The FASB issued FSP FIN 39-1 in April 2007. FSP FIN 39-1 allows a reporting entity to offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right or obligation to cash collateral arising from derivative instrument(s) recognized at fair value executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of March 31, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$741,475	$-	$(218)	$741,257

Available-for-sale securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$1,188,981	$-	$(531)	$1,188,450

All securities outstanding with gross unrealized losses at March 31, 2007 were short-term securities with terms of less than 12 months.
The FHLBank reviewed its available-for-sale securities at March 31, 2007 and determined that the unrealized losses reflected above were temporary, based on the creditworthiness of the issuers and the underlying collateral, if applicable. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at the dates indicated are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$741,475	$741,257	$1,188,981	$1,188,450

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of March 31, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises	$23,942	$3	$-	$23,945
State or local housing agency obligations	20,060	213	(2)	20,271

Mortgage-backed securities:
U.S. agency obligations — guaranteed	24,668	-	(416)	24,252
Government-sponsored enterprises	11,771,831	7,382	(207,266)	11,571,947
Other	398,696	-	(8,809)	389,887

Total mortgage-backed securities	12,195,195	7,382	(216,491)	11,986,086

Total	$12,239,197	$7,598	$(216,493)	$12,030,302

Held-to-maturity securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises	$24,770	$6	$-	$24,776
State or local housing agency obligations	23,915	242	(4)	24,153

Mortgage-backed securities:
U.S. agency obligations — guaranteed	27,599	-	(510)	27,089
Government-sponsored enterprises	11,607,132	2,145	(268,355)	11,340,922
Other	415,932	-	(10,434)	405,498

Total mortgage-backed securities	12,050,663	2,145	(279,299)	11,773,509

Total	$12,099,348	$2,393	$(279,303)	$11,822,438

The following table summarizes the held-to-maturity securities with unrealized losses as of March 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$1,413	$(2)	$-	$-	$1,413	$(2)

Mortgage-backed securities:
U.S. agency obligations — guaranteed	-	-	24,252	(416)	24,252	(416)
Government-sponsored enterprises	1,804,278	(5,675)	8,170,335	(201,591)	9,974,613	(207,266)
Other	-	-	389,887	(8,809)	389,887	(8,809)

Total mortgage-backed securities	1,804,278	(5,675)	8,584,474	(210,816)	10,388,752	(216,491)

Total temporarily impaired	$1,805,691	$(5,677)	$8,584,474	$(210,816)	$10,390,165	$(216,493)

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

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$1,886	$(4)	$-	$-	$1,886	$(4)

Mortgage-backed securities:
U.S. agency obligations — guaranteed	-	-	27,089	(510)	27,089	(510)
Government-sponsored enterprises	2,609,254	(12,575)	8,493,601	(255,780)	11,102,855	(268,355)
Other	-	-	405,498	(10,434)	405,498	(10,434)

Total temporarily impaired	$2,611,140	$(12,579)	$8,926,188	$(266,724)	$11,537,328	$(279,303)

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at the dates indicated are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$23,942	$23,945	$25,490	$25,497
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	20,060	20,271	23,195	23,432

Total other	44,002	44,216	48,685	48,929

Mortgage-backed securities:
U.S. agency obligations — guaranteed	24,668	24,252	27,599	27,089
Government-sponsored enterprises	11,771,831	11,571,947	11,607,132	11,340,922
Other	398,696	389,887	415,932	405,498

Total mortgage-backed securities	12,195,195	11,986,086	12,050,663	11,773,509

Total	$12,239,197	$12,030,302	$12,099,348	$11,822,438

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net discounts (in thousands) of $(12,053) and $(8,785) at March 31, 2007 and December 31, 2006.
Note 5—Advances
Redemption Terms. At March 31, 2007 and December 31, 2006, the FHLBank had Advances outstanding, including AHP Advances (see Note 6), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances.

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Original Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$54	5.41	$125	5.42

Due in 1 year or less	15,240,371	5.25	14,604,942	5.17
Due after 1 year through 2 years	5,339,218	5.20	3,940,640	5.17
Due after 2 years through 3 years	7,352,407	5.33	6,779,335	5.32
Due after 3 years through 4 years	3,944,000	5.35	5,452,810	5.49
Due after 4 years through 5 years	7,413,940	4.80	4,712,975	5.27
Thereafter	6,246,429	4.97	6,451,631	4.89

Total par value	45,536,419	5.15	41,942,458	5.20

Commitment fees	(1,700)		(1,795)
Discount on AHP Advances	(34,137)		(33,396)
Discount on Advances	(1,189)		(919)
SFAS 133 hedging adjustments	74,579		50,190

Total	$45,573,972		$41,956,538

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2007 and December 31, 2006, the FHLBank had callable Advances (in thousands) of $19,581,784 and $21,221,507.

The following table summarizes Advances at the dates indicated by year of original maturity or next call date for callable Advances (in thousands):

Year of Original Maturity or Next Call	March 31, 2007	December 31, 2006
Overdrawn demand deposit accounts	$54	$125

Due in 1 year or less	31,042,134	32,639,126
Due after 1 year through 2 years	2,413,302	1,461,303
Due after 2 years through 3 years	2,530,532	1,498,856
Due after 3 years through 4 years	1,707,500	1,582,414
Due after 4 years through 5 years	4,911,940	1,296,475
Thereafter	2,930,957	3,464,159

Total par value	$45,536,419	$41,942,458

Through December 2005, the FHLBank offered Convertible Advances. The Convertible Advance programs were replaced with Putable Advance programs in January 2006. With a Putable Advance, the FHLBank purchases an option from the member that allows the FHLBank to terminate the Advance. At March 31, 2007 and December 31, 2006, the FHLBank had Convertible Advances outstanding totaling (in thousands) $4,448,700 and $4,485,200, respectively. At March 31, 2007 and December 31, 2006, the FHLBank had Putable Advances outstanding totaling (in thousands) $4,905,500 and $444,000, respectively.
The following table summarizes Advances at the dates indicated by year of original maturity or next convert date for Convertible Advances and by next put date for Putable Advances (in thousands):

Year of Original Maturity or Next Convert/Put Date	March 31, 2007	December 31, 2006
Overdrawn demand deposit accounts	$54	$125

Due in 1 year or less	23,932,571	19,067,142
Due after 1 year through 2 years	5,181,218	3,831,140
Due after 2 years through 3 years	6,403,207	6,130,635
Due after 3 years through 4 years	2,735,000	4,223,310
Due after 4 years through 5 years	3,027,940	3,921,475
Thereafter	4,256,429	4,768,631

Total par value	$45,536,419	$41,942,458

The following table shows Advance balances at the dates indicated to members holding 5 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2007		December 31, 2006
	Principal	% of Total	Principal	% of Total

U.S. Bank, N.A.	$12,155	27%	$6,757	16%
Charter One Bank, N.A.	11,671	25	10,772	26
Fifth Third Bank	4,047	9	4,048	10
Ohio Savings Bank	3,095	7	3,971	9

Total	$30,968	68%	$25,548	61%

Interest Rate Payment Terms. The following table details Advances by interest rate payment type at the dates indicated (in thousands):

	March 31, 2007	December 31, 2006
Par amount of Advances:
Fixed-rate	$23,724,581	$18,490,826
Variable-rate	21,811,838	23,451,632

Total	$45,536,419	$41,942,458

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $666 and $5,213 for the three months ended March 31, 2007 and 2006, respectively.
Note 6—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the three months ended March 31, 2007 (in thousands):

Balance at December 31, 2006	$96,240
Expense	7,290
Subsidy uses, net	(4,787)

Balance at March 31, 2007	$98,743

Note 7—Mortgage Loans Held for Portfolio
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	March 31, 2007	December 31, 2006
Real Estate:
Fixed-rate medium-term single-family mortgages (1)	$1,370,815	$1,414,698
Fixed-rate long-term single-family mortgages	7,112,304	6,963,964

Subtotal fixed rate single-family mortgages	8,483,119	8,378,662

Premiums	96,179	98,804
Discounts	(7,654)	(6,674)
SFAS 133 basis adjustments	(9,019)	(10,076)

Total	$8,562,625	$8,460,716

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	March 31, 2007	December 31, 2006

Government-insured loans	$1,504,285	$1,563,548
Conventional loans	6,978,834	6,815,114

Total par value	$8,483,119	$8,378,662

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

The following table presents changes in the Lender Risk Account, which is included in “other liabilities” in the Statements of Condition, for the three months ended March 31, 2007 (in thousands):

Lender Risk Account at December 31, 2006	$45,961
Additions	1,154
Claims	(18)
Scheduled distributions	(123)

Lender Risk Account at March 31, 2007	$46,974

The FHLBank had no nonaccrual loans at March 31, 2007 and December 31, 2006.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At March 31, 2007 and December 31, 2006, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at the dates indicated to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2007		December 31, 2006
	Principal	% of Total	Principal	% of Total

National City Bank	$4,911	58%	$4,767	57%
Union Savings Bank	2,062	24	2,097	25
Guardian Savings Bank FSB	519	6	517	6

Total	$7,492	88%	$7,381	88%

Note 8—Deposits
The following table details interest bearing and non-interest bearing deposits at the dates indicated (in thousands):

	March 31, 2007	December 31, 2006

Interest bearing:

Demand and overnight	$1,030,803	$826,873
Term	160,225	88,425
Other	22,225	11,576

Total interest bearing deposits	1,213,253	926,874

Non-interest bearing:
Other	256	360

Total non-interest bearing deposits	256	360

Total deposits	$1,213,509	$927,234

Note 9—Consolidated Obligations
Consolidated Obligations consist of Consolidated Bonds and Discount Notes and, as provided by the Federal Home Loan Bank Act of 1932, as amended, or Finance Board Regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue Consolidated Obligations through the Office of Finance as their agent. Consolidated Bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

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
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of original maturity (dollars in thousands):

	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Original Maturity	Amount	Rate %	Amount	Rate %

Due in 1 year or less	$19,979,321	4.21	$20,555,348	4.21
Due after 1 year through 2 years	13,628,230	4.85	13,045,230	4.56
Due after 2 years through 3 years	5,984,000	4.65	5,057,000	4.49
Due after 3 years through 4 years	3,867,750	4.61	3,731,000	4.59
Due after 4 years through 5 years	2,948,000	5.05	2,714,750	4.92
Thereafter	8,164,717	4.95	8,315,953	4.93

Total par value	54,572,018	4.60	53,419,281	4.49

Bond premiums	26,169		26,847
Bond discounts	(48,088)		(50,505)
Deferred net loss on terminated hedges	48		62
SFAS 133 hedging adjustments	(112,664)		(156,441)

Total	$54,437,483		$53,239,244

The FHLBank uses fixed-rate callable debt to finance callable Advances (see Note 5), mortgage loans held for portfolio, and mortgage-backed securities. Simultaneous with such a debt issue, the FHLBank may also enter into an interest-rate swap (in which the FHLBank pays variable, and receives fixed, interest) with a call feature that mirrors the option embedded in the debt (a sold callable swap). The combined sold callable swap and callable debt allows the FHLBank to provide members attractively priced variable-rate Advances. The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	March 31, 2007	December 31, 2006

Par amount of Consolidated Bonds:
Non-callable	$31,181,222	$31,267,308
Callable	23,390,796	22,151,973

Total par value	$54,572,018	$53,419,281

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of original maturity or next call date (in thousands):

Year of Original Maturity or Next Call Date	March 31, 2007	December 31, 2006

Due in 1 year or less	$37,504,821	$35,812,848
Due after 1 year through 2 years	6,683,730	7,595,730
Due after 2 years through 3 years	3,284,000	2,677,000
Due after 3 years through 4 years	1,918,750	2,282,000
Due after 4 years through 5 years	1,345,000	1,186,750
Thereafter	3,835,717	3,864,953

Total par value	$54,572,018	$53,419,281

Consolidated Discount Notes. The FHLBank’s participation in Consolidated Discount Notes, all of which have original maturities up to 365 days, at the dates indicated was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate

March 31, 2007	$21,301,442	$21,375,701	5.23%

December 31, 2006	$21,946,379	$22,021,300	5.22%

Note 10—Capital
The following table shows the FHLBank’s compliance with the Finance Board’s capital requirements at the dates indicated (dollars in thousands):

	March 31, 2007		December 31, 2006
	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk based capital	$625,271	$3,942,864	$576,678	$4,050,283
Total capital-to-assets ratio	4.00%	4.82%	4.00%	4.98%
Total regulatory capital	$3,270,187	$3,942,864	$3,255,467	$4,050,283
Leverage capital-to-assets ratio	5.00%	7.23%	5.00%	7.46%
Leverage capital	$4,087,734	$5,914,296	$4,069,334	$6,075,425
The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands).

Contractual Year of Redemption	March 31, 2007	December 31, 2006

Due in 1 year or less	$39	$1,252
Due after 1 year through 2 years	274	595
Due after 2 years through 3 years	2,765	573
Due after 3 years through 4 years	18,888	36,729
Due after 4 years through 5 years	9,292	97,960

Total par value	$31,258	$137,109

The FHLBank’s activity for mandatorily redeemable capital stock for the noted period was as follows (in thousands).

Balance, December 31, 2006	$137,109
Capital stock subject to mandatory redemption reclassified from equity:
Other redemptions	10,000
Redemption of mandatorily redeemable capital stock:
Withdrawals	(18,581)
Other redemptions	(97,270)

Balance, March 31, 2007	$31,258

Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock,

including mandatorily redeemable capital stock, outstanding at the dates indicated and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2007		December 31, 2006
	Balance	% of Total	Balance	% of Total

Charter One Bank, N.A.	$527	15%	$582	15%
U. S. Bank, N.A.	526	14	526	14
Fifth Third Bank	372	10	372	10
Ohio Savings Bank	214	6	214	6

Total	$1,639	45%	$1,694	45%

Note 11—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities, or costs by participating employer. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $769,000 and $876,000 in the three months ended March 31, 2007 and 2006, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $221,000 and $226,000 in the three months ended March 31, 2007 and 2006, respectively.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan that restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) were it not for legal limitations on such benefits. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees. The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above plus the related earnings. Contributions for the defined contribution feature of the BEP were $84,000 and $148,000 in the three months ended March 31, 2007 and 2006, respectively.
Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement health plan for the three months ended March 31 were (in thousands):

	Three Months Ended March 31,
			Postretirement
	BEP		Benefits Plan
	2007	2006	2007	2006

Service cost	$79	$81	$13	$13
Interest cost	218	195	47	44
Amortization of unrecognized prior service benefit	-	(27)	-	-
Amortization of unrecognized net loss	187	331	-	1

Net periodic benefit cost	$484	$580	$60	$58

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
The following table sets forth the FHLBank’s financial performance by operating segment for the three months ended March 31, (in thousands):

	Three Months Ended March 31,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2007
Net interest income	$76,216	$22,857	$99,073
Other income	(608)	552	(56)
Other expenses	9,441	2,239	11,680

Income before assessments	66,167	21,170	87,337

Affordable Housing Program	5,562	1,728	7,290
REFCORP	12,121	3,888	16,009

Total assessments	17,683	5,616	23,299

Net income	$48,484	$15,554	$64,038

Average assets	$72,223,853	$9,993,412	$82,217,265

Total assets	$71,718,949	$10,035,734	$81,754,683

2006
Net interest income	$72,404	$20,108	$92,512
Other income	978	81	1,059
Other expenses	9,703	2,127	11,830

Income before assessments	63,679	18,062	81,741

Affordable Housing Program	5,804	1,474	7,278
REFCORP	11,575	3,318	14,893

Total assessments	17,379	4,792	22,171

Net income	$46,300	$13,270	$59,570

Average assets	$70,965,431	$9,651,443	$80,616,874

Total assets	$69,444,288	$9,690,999	$79,135,287

Note 13—Derivatives and Hedging Activities
The FHLBank uses interest rate swaps to hedge the fair value of certain fixed-rate Advances and Consolidated Obligations. The FHLBank does this by issuing swaps where one side of the swap offsets the fixed rate in the hedged item and the other side is based on a short-term London InterBank Offered Rate (LIBOR) rate that normally resets within three months. These derivatives are reflected as fair-value hedges. In addition, the FHLBank has a relatively small amount of derivatives that are classified as stand-alone delivery commitments and economic hedges. Stand-alone delivery commitments are Mandatory Delivery Contracts made under the Mortgage Purchase Program and represent a future commitment to purchase mortgage loans from our customers. The FHLBank hedges these commitments in part by committing to sell to-be-announced (TBA) mortgage-backed securities issued by other government-sponsored enterprises such as Fannie Mae and Freddie Mac and/or government agencies such as Ginnie Mae. The market value of the commitment to sell TBAs tends to move in the opposite direction of the market pricing of the hedged Mandatory Delivery Contracts. The TBAs are considered stand-alone derivatives and therefore achieve an economic hedge of the Mandatory Delivery Contracts. At March 31, 2007, the FHLBank also had four interest rate swaps that economically hedge Advances and one interest rate swap that economically hedges Consolidated Obligations that are not accounted for under hedge accounting. At December 31, 2006, the FHLBank also had two interest rate swaps that economically hedge Advances that are not accounted for under hedge accounting.
The following table represents outstanding notional balances and estimated fair values excluding accrued interest of the derivatives outstanding at the dates indicated (in thousands).

	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest-rate Swaps:
Fair value	$35,449,405	$(189,278)	$31,769,255	$(207,745)
Economic	85,000	1,094	20,000	580
Forward Rate Agreements:
Economic	139,000	305	86,000	236
Mortgage Delivery Commitments:
Economic	158,599	12	106,508	(275)

Total	$35,832,004	$(187,867)	$31,981,763	$(207,204)

Total derivatives excluding accrued interest		$(187,867)		$(207,204)
Accrued interest		155,023		112,200

Net derivative balances		$(32,844)		$(95,004)

Net derivative asset balances		$45,583		$12,555
Net derivative liability balances		(78,427)		(107,559)

Net derivative balances		$(32,844)		$(95,004)

Note 14—Estimated Fair Values
The carrying values and estimated fair values of the FHLBank’s financial instruments at March 31, 2007 were as follows (in thousands):
2007 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$4,549	$-	$4,549
Interest-bearing deposits	7,487,046	(124)	7,486,922
Securities purchased under agreements to resell	200,000	-	200,000
Federal funds sold	6,562,600	(61)	6,562,539
Trading securities	4,393	-	4,393
Available-for-sale securities	741,257	-	741,257
Held-to-maturity securities	12,239,197	(208,895)	12,030,302
Advances	45,573,972	(53,301)	45,520,671
Mortgage loans held for portfolio, net	8,562,625	(126,190)	8,436,435
Accrued interest receivable	301,468	-	301,468
Derivative assets	45,583	-	45,583

Liabilities:

Deposits	(1,213,509)	57	(1,213,452)
Consolidated Obligations:
Discount Notes	(21,301,442)	1,549	(21,299,893)
Bonds	(54,437,483)	415,669	(54,021,814)
Mandatorily redeemable capital stock	(31,258)	-	(31,258)
Accrued interest payable	(592,527)	-	(592,527)
Derivative liabilities	(78,427)	-	(78,427)

Other:

Commitments to extend credit for Advances	-	105	105
Standby bond purchase agreements	-	896	896

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2006 were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$4,022	$-	$4,022
Interest-bearing deposits	6,535,562	361	6,535,923
Securities purchased under agreements to resell	1,150,000	-	1,150,000
Federal funds sold	9,641,700	(29)	9,641,671
Trading securities	4,602	-	4,602
Available-for-sale securities	1,188,450	-	1,188,450
Held-to-maturity securities	12,099,348	(276,910)	11,822,438
Advances	41,956,538	(80,925)	41,875,613
Mortgage loans held for portfolio, net	8,460,716	(152,163)	8,308,553
Accrued interest receivable	300,555	-	300,555
Derivative assets	12,555	-	12,555

Liabilities:

Deposits	(927,234)	56	(927,178)
Consolidated Obligations:
Discount Notes	(21,946,379)	1,352	(21,945,027)
Bonds	(53,239,244)	366,372	(52,872,872)
Mandatorily redeemable capital stock	(137,109)	-	(137,109)
Accrued interest payable	(559,358)	-	(559,358)
Derivative liabilities	(107,559)	-	(107,559)

Other:

Commitments to extend credit for Advances	-	82	82
Standby bond purchase agreements	-	959	959
Note 15—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	March 31, 2007	December 31, 2006
Commitments to fund additional Advances	$6,880	$7,875
Mandatory Delivery Contracts for mortgage loans	158,599	106,508
Forward rate agreements	139,000	86,000
Outstanding Standby Letters of Credit	3,524,108	6,498,480
Consolidated Obligations — committed to, not settled (par value) (1)	2,589,510	1,305,578
Standby bond purchase agreements (principal)	239,085	243,170

(1)	At March 31, 2007 and December 31, 2006, $1,435 million and $1,040 million, respectively, of these commitments were hedged with associated interest rate swaps.
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was $951.5 billion and $952.0 billion at March 31, 2007 and December 31, 2006, respectively.

Note 16—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank has noted such activity on the face of its financial statements. There were no such loans or borrowings outstanding at March 31, 2007 or December 31, 2006. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the three months ended March 31 (in thousands).

	Average Daily Balances
	2007	2006
Loans to Other FHLBanks	$-	$21,240
Borrowings from Other FHLBanks	-	-
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day when the transfer is traded) that was originally issued by another FHLBank. There were no Consolidated Obligations transferred to the FHLBank during the three months ended March 31, 2007 or 2006, nor did the FHLBank transfer any Consolidated Obligations to other FHLBanks during these periods.
Note 17—Transactions with Shareholders
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects the balances with Directors’ Financial Institutions for the items indicated below at the dates indicated (dollars in millions).

	March 31, 2007		December 31, 2006
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$1,164	2.6%	$11,808	28.2%
Mortgage Purchase Program	3	-	56	0.7
Mortgage-backed securities	-	-	-	-
Regulatory Capital Stock	112	3.1	668	17.6
Derivatives	1,005	2.8	55	0.2

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members holding 5 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
March 31, 2007	Balance	% of Total	Principal	Principal Balance

Charter One Bank, N.A.	$527	15%	$11,671	$-
U. S. Bank, N.A.	526	14	12,155	153
Fifth Third Bank	372	10	4,047	18
Ohio Savings Bank	214	6	3,095	-

Total	$1,639	45%	$30,968	$171

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2006	Balance	% of Total	Principal	Principal Balance

Charter One Bank, N.A.	$582	15%	$10,772	$-
U. S. Bank, N.A.	526	14	6,757	159
Fifth Third Bank	372	10	4,048	19
Ohio Savings Bank	214	6	3,971	-

Total	$1,694	45%	$25,548	$178

Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the three months ended March 31, 2007 or 2006. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $13,495,000 and $13,820,000 as of March 31, 2007 and December 31, 2006, respectively.

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
ORGANIZATIONAL STRUCTURE AND BUSINESS ACTIVITIES
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that provides financial products and services to member financial institutions. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System). Our District is designated as the Fifth District, which comprises Kentucky, Ohio and Tennessee. Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own member-stockholders, employees, and Board of Directors. The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities (Consolidated Obligations) or other obligations of the FHLBank System.
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
The FHLBank’s mission is to facilitate and expand the availability of finance for housing and community lending throughout the Fifth District. We strive to achieve our mission by providing valuable products and services to our members and by generating a competitive return on members’ capital investment in the FHLBank. Our principal activity is making readily available, competitively priced and fully collateralized loans, called Advances, to our members. Advances, together with the issuance of collateralized Letters of Credit, constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as investments on our balance sheet. This program provides members with a competitive alternative to the traditional secondary mortgage market. Together, these three product offerings constitute our “Mission Asset Activity.”
We also provide members with access to various Housing and Community Investment Programs, which assist members in serving low-income housing markets and community economic development. We do this by providing Advances at below-market rates of interest and through direct grants in support of very low-, low-, and moderate-income customers and communities. In contrast to the Mission Asset Activity mentioned above, these programs are not intended to generate a profit.
To help achieve our mission, we invest in various highly rated debt and mortgage-related securities. These investments provide additional liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.
In addition to being a GSE, the FHLBank is a cooperative institution. All Fifth District federally insured depository institutions and insurance companies that are engaged in residential housing finance and that meet standard eligibility requirements are permitted to apply for membership. All members are required to purchase our capital stock as a condition of membership; the minimum amount of stock is based on each member’s amount of total assets. Under the provisions of our Capital Plan, members may also be required to own or purchase additional stock above the minimum required amount when utilizing our products or services. Capital stock is issued, redeemed, repurchased and exchanged only at its stated par value of $100 per share and, according to law, is not publicly traded. We pay stockholders a quarterly dividend on their capital stock holdings. Our Capital Plan is posted on our Web site at www.fhlbcin.com.
One of our key business objectives is to generate earnings sufficient to pay a stable long-term dividend on members’ stock investment relative to short-term rates and to members’ comparable investment opportunities. Our success relative to this key objective is evident in that few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.
The FHLBank’s primary source of funding and liquidity is through participating in the issuance of the FHLBank System’s Consolidated Obligations—debt securities—in the capital markets. Consolidated Obligations are the joint and several obligations of all 12 District Banks. A secondary source of funding is our capital. The FHLBank System is able to issue Consolidated Obligations at relatively low spreads to benchmark market interest rates. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, Consolidated Obligations. Additionally, no FHLBank has ever experienced a credit loss on Advances.
The System’s comparative advantage in funding and financing is due largely to its excellent credit ratings. Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign the System’s Consolidated Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. These two rating agencies also assign the highest counterparty and deposit ratings available (triple-A) to our FHLBank. Maintaining these ratings is vital to fulfilling our mission. The agencies’ rationales for the System’s and our ratings include:
▪	the FHLBank System’s status as a GSE;

▪	the joint and several obligation of Consolidated Obligations;

▪	excellent asset quality with a low level of credit risk and over-collateralization of Advances;

▪	strong liquidity;

▪	conservative use of derivatives;

▪	adequate capitalization relative to our risk profile; and

▪	a permanent capital structure.

The FHLBank’s franchise value is derived primarily from the ability to provide efficient intermediation between the capital markets and our members. The abilities to issue debt securities and execute derivatives transactions daily in the capital markets in various maturities, structures, and principal/notional amounts, and at relatively low spreads to benchmark market interest rates, enable us to offer members a wide range of Mission Asset Activity. These abilities also enable members to access the capital markets through their activities with us in ways they may be unable to do as effectively, or at all, without our services.
Our major source of revenue is interest income earned on Advances, loans under the Mortgage Purchase Program, and investments. Our major items of expense are interest paid on Consolidated Obligations and deposits; the requirement to pay 20 percent of annual net earnings to the REFCORP fund; expenses related to providing below-market cost Advances and direct grants and subsidies under the Affordable Housing Program; and employee salaries and benefits. The largest component of our earnings is net interest income, which equals interest income minus interest expense.
EXECUTIVE OVERVIEW
Financial Condition
We believe our financial condition remained stable in the first quarter of 2007. The average principal balance of Mission Asset Activity in the first three months of 2007 was $59.03 billion. This represented an increase of $3.43 billion (6.2 percent) from the first three months of 2006 and an increase of $2.97 billion from all of 2006.
However, most of these gains in average Mission Asset Activity occurred from a significant spike in the last two months of 2006 in the notional principal amount of available lines outstanding for Letters of Credit to one member. Adjusting for this growth in available lines of Letters of Credit, average Mission Asset Activity for the first three months of 2007 increased $111 million from the first three months of 2006 and $81 million from all of 2006. The average principal balance of Advances was virtually the same in the first three months of 2007 compared to the other two periods under consideration, while the average principal balance in the Mortgage Purchase Program increased 1.4 percent compared to each of the other two periods.
For March 31, 2007 compared to March 31, 2006 and December 31, 2006, Mission Asset growth, excluding Letters of Credit, expanded more substantially than comparing average balances. As of March 31, 2007, Mission Asset Activity excluding Letters of Credit increased $2.92 billion from March 31, 2006 and $3.75 billion from year-end 2006. These amounts primarily reflected Advance paydowns on the 2006 period end dates, as members’ needs for our wholesale borrowing can be especially volatile at quarter ends.
We believe the relatively minor net growth of Mission Asset Activity on an average balance basis was the result of several factors:
▪	There was restrained member demand for our Advances. This is explained by members’ relatively fast deposit growth, sluggish economic growth in many parts of the Fifth District, intense competition from other providers of wholesale funding, and the flat to inverted interest rate yield curve.

▪	The balances in the Mortgage Purchase Program rose slightly on both an average and period-end basis. This was primarily because of a relatively unfavorable market for originations and refinancings of the kinds of mortgages we are permitted to purchase.
Although adjusted average growth was slight, we believe our Mission Asset Activity programs remained well accepted by members. Various market penetration rates continued to indicate consistent Advance usage and the daily fluctuation of Advances continued to be high. We believe the ability of members to quickly and cost effectively change how they use Advances without onerous cost is a significant source of membership value and indicates that our Advances continue to be vital funding sources for members in their ongoing asset/liability management needs. We continued to work to broaden the usage of the Mortgage Purchase Program despite the difficult mortgage market and the uncertain regulatory environment.
In the first three months of 2007, our regulatory capital averaged $4.02 billion, similar to the average amount in the first three months of 2006 and all of 2006. The regulatory capital-to-assets ratio averaged 4.89 percent in the first three months of 2007, well above the 4.00 percent regulatory minimum and at levels adequate for us to manage our operations and market risk profile. We increased our capital leverage in the last year, due in part to our substantial repurchase of capital stock (see the “Capital Resources” section for details).
One of our significant risk factors is that capital stock and Mission Asset Activity are concentrated among several members. Large members tend to change their utilization of Mission Asset Activity aggressively over time in accordance with their asset/liability management needs. They also tend to be affiliates of financial institution holding companies chartered outside the Fifth District or they have affiliates chartered outside of our District. The holding companies can have memberships in multiple FHLBank districts within their affiliate structures and/or could easily initiate memberships in other FHLBank districts. The continued consolidation of the financial services industry is also a concern. These circumstances increase the uncertainty and potential volatility of our membership composition, capital stock and Mission Asset Activity. To date, there have been no systemic long-term reductions in net balances of Mission Asset Activity and no materially negative effects on profitability from the concentration of our business. At this time, we are not aware of any pending or potential member mergers or acquisitions that could materially affect Mission Asset Activity, capitalization, or profitability.
For the Mortgage Purchase Program, the unfavorable market conditions and a relative lack of large members selling us loans have caused balances to be relatively stable in the last three years. We believe the Program’s ability to continue to serve our members’ needs over the long term will depend on the successful marketing of the Program to members who currently do not actively participate in it and the development of additional products and features. Given current regulatory restrictions on the kinds of residential mortgages we may purchase, we continue to be limited in the overall competitiveness of the Program.
Results of Operations
We believe our operations continued to generate a competitive level of profitability in the first three months of 2007. The following table summarizes our results of operations and dividend rates paid for the periods indicated.

	Three Months		Year Ended
	Ended March 31,		December 31,
(Dollars in millions)	2007	2006	2006
Net income	$64	$60	$253
Return on average equity	6.63%	6.48%	6.70%
Return on average assets	0.32	0.30	0.32
Weighted average dividend rate	6.38	5.75	5.81
Average 3-month LIBOR	5.36	4.76	5.20
ROE versus 3-month LIBOR	1.27	1.72	1.50
Dividend rate versus 3-month LIBOR	1.02	0.99	0.61
Retained earnings (period end)	$262	$218	$255
Affordable Housing Program Assessments	7	7	30
The results of operations for the three months ended March 31, 2007, compared to the same period in 2006 and all of 2006, were consistent with trends we normally experience when short-term interest rates increase. There is a tradeoff between the level of ROE and the difference, or spread, between ROE and short-term interest rates. The level of the ROE tends to correlate positively with movements in short-term interest rates, primarily because earnings increase from investment of interest-free capital. However, the spread between the ROE and short-term rates tend to correlate inversely because we normally engage in an amount of short funding to help maintain competitive profitability. In addition, the spread between ROE and short-term interest rates narrowed for several other reasons including:
▪	the maturity of a substantial amount of low cost Consolidated Bonds relative to book yields on long-term mortgage assets;

▪	continued narrow spreads to funding costs on new mortgage assets;

▪	a $1.8 million decrease in Advance prepayment fees; and

▪	a $1.4 million increase in the market value loss on derivatives and hedging activities (SFAS 133).

We believe the dividend rate paid for the first quarter of 2007 continued to represent a competitive return on our members’ capital investment in our company. The fact that the dividend rate paid was below the ROE reflected our Board of Directors’ decision to continue increasing the amount of retained earnings. As of March 31, 2007, retained earnings rose $44 million from March 31, 2006 and $7 million from year-end 2006. Additionally, retained earnings exceed the target level in our Retained Earnings Policy by $102 million and exceed the high-end of the Policy’s range by $47 million. We believe the amount of retained earnings enhances membership value by augmenting our future ability to ensure stable, competitive dividends and by helping protect members’ capital investment against impairment risk.
Our Board of Directors authorized payment of the first quarter 2007 dividend in cash. This was a change from our practice of the last 20 consecutive years in which we distributed dividends in the form of additional shares of capital stock. The Finance Board’s final Capital Rule, which became effective on January 29, 2007, required us to pay a cash dividend given the amount of our excess capital stock. See the next section for further discussion.
The dividend rate payable (as opposed to the dividend rate actually paid) on capital stock from current earnings normally exceeds the ROE because of the existence of retained earnings. We invest retained earnings to generate net income but dividends are not paid on retained earnings. The dividend rate payable in the first quarter of 2007 was approximately 50 basis points higher than the ROE. Because of the amount of retained earnings, there could be a quarterly dividend payment that exceeds the ROE and still results in higher retained earnings.
We continue to focus on expected and unexpected earnings volatility and the adequacy of retained earnings to provide dividend stabilization. We believe that in the next several years our profitability, measured as the spread between the ROE and short-term interest rates, will narrow compared to the experience in the last five years. In particular, earnings will be pressured by the substantial amount of low cost unswapped debt scheduled to mature in the next several years and the assumption that we will continue to purchase mortgage assets at the current narrow spreads to funding costs. However, we expect our business to continue to generate a competitive return on member stockholders’ capital investment across a wide range of business and market economic environments. The most significant market risks are a large and rapid increase in short-term interest rates or a large and rapid decrease in longer-term interest rates especially if short-term interest rates move less. The most significant business risks are reductions in Mission Asset Activity and narrower asset spreads to funding costs.
Business Related Developments and Update on Risk Factors
Implementation of Final Capital Rule
On December 22, 2006, the Finance Board adopted a final Capital Rule, effective January 29, 2007. The Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock (as defined by the Finance Board) exceeds or would exceed one percent of the FHLBank’s assets. The final Capital Rule is available on our Web site: www.fhlbcin.com, and on the Finance Board’s Web site: www.fhfb.gov.
The amount of our Finance Board-defined excess capital stock has generally exceeded one percent of our assets. To comply with the final Rule, we paid the first quarter 2007 dividend in cash instead of additional capital stock. There is a high probability we will be required to pay future dividends in cash. We believe many members view stock dividends, rather than cash dividends, as providing greater value to the return on their capital investment. Stock dividends provide members more flexibility with their capital investment in the context of their management of liquidity, market risk exposure, funding requirements, asset concentration, and corporate taxation statuses. We cannot predict members’ long-term adjustments, if any, if we pay cash dividends for an extended period of time. There is a possibility some members could request redemptions of their excess capital stock or reduce their Mission Asset Activity with us, which could unfavorably affect our financial management and ability to offer attractive Mission Asset programs.
Reinstatement of American Dream Affordable Housing Program
At its April 2006 meeting, our Board of Directors voted to temporarily suspend two grant-based voluntary affordable housing programs, the New Neighbors and American Dream Homeownership Challenge. This decision was made in response to uncertainties regarding the impact of the Finance Board’s proposed Capital Rule, issued in March 2006, on our future business operations and financial condition. In light of the Finance Board’s adoption of the final Capital Rule, which removed some of the uncertainties of the proposed Rule, our Board of Directors, at its February 2007 meeting, approved reinstating the American Dream Program for 2007, with an expanded funding of $3.0 million. The New Neighbors Program was not reinstated; however, families displaced by natural disasters are now eligible for grants in the American Dream Program.
Finance Board Appointment of Public Interest Directors
The Finance Board adopted an interim final Rule, effective January 24, 2007, establishing procedures for the selection of appointed public interest directors to each FHLBank’s Board of Directors. A final rule with minor modifications was adopted March 28, 2007. Thereafter each FHLBank Board of Directors will submit nominees to the Finance Board on or before October 1, for the appointive directorships that will become vacant at the end of the current calendar year. In accordance with the Rule, we submitted nominees to the Finance Board for consideration to fill four public interest director vacancies. On April 11, 2007, the Finance Board appointed three of our nominees as public interest directors. Our Board of Directors has one vacancy remaining in its roster of public interest directors.
Reduction of Policy Limits on Market Risk Exposure
At its April 2007 meeting, our Board of Directors approved narrowing our policy limits on market risk exposure. The new limits are outlined in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.” The policy limits were narrowed to better reflect our current and anticipated business conditions and improve the consistency between the limits and the corporate objectives related to earnings stability and competitiveness. We believe the tighter policy limits will not materially affect our profitability or actual market risk exposure.
Update on Legislative Activity
The House Financial Services Committee of the 110th Congress passed H.R. 1427, the Federal Housing Finance Reform Act of 2007, on March 27, 2007. The bill would create a new independent agency to oversee the housing Government Sponsored Enterprises: Fannie Mae, Freddie Mac and the FHLBanks. A similar bill, S. 1100, the Federal Housing Enterprise Regulatory Reform Act of 2007 was introduced by members of the Senate Banking, Housing and Urban Affairs Committee on April 12, 2007. We cannot predict whether legislation ultimately will be enacted that includes the FHLBanks and, if enacted, what effect the legislation would have on the FHLBanks.
Recently Issued Accounting Standards and Interpretations
See Note 2 of the Notes to Unaudited Financial Statements for a discussion of recently issued accounting standards and interpretations.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
The primary external factors that affect our Mission Asset Activity and earnings are the general state of the economy and financial institutions, especially in the Fifth District states; trends in the financial condition of our members; and market interest rates. The national economy has been expanding moderately for several years. After increasing 5.6 percent in the first quarter of 2006 and 3.3 percent in all of 2006, Gross Domestic Product (GDP) grew by an advance estimate of 1.3 percent in the first quarter of 2007. Federal Reserve regional surveys of business activities and other anecdotal evidence indicate that the economies of the Fifth District states have been recently less robust than the national economy. Based on our close communications with members, many of them continued to face difficult lending environments in the first three months of 2007, especially community-based financial institutions. External reports indicate that in 2006 Ohio had one of the highest state residential mortgage foreclosure rates.
Our analysis of published information continued to show a trend we have seen in the last two years of slower growth in our members’ loans and total assets relative to their growth in deposits. We believe this trend contributed to the result of virtually no change in average Advance balances in the first three months of 2007 compared to the same period in 2006 and compared to all of 2006.

As a financial institution, trends in market interest rates strongly affect our earnings and strategic decisions on managing the tradeoffs in the market risk/return profile. Interest rate trends can also affect demand for our Mission Asset Activity, spreads on assets and the cost of funding. The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	Quarter 1 2007		Year 2006		Quarter 1 2006
	Average	Ending	Average	Ending	Average	Ending

Overnight Federal Funds Target	5.25%	5.25%	4.96%	5.25%	4.43%	4.75%
3-month LIBOR	5.36	5.35	5.20	5.36	4.76	5.00
2-year LIBOR	5.14	5.00	5.23	5.17	5.01	5.28
5-year LIBOR	5.08	4.99	5.23	5.09	5.03	5.30
10-year LIBOR	5.19	5.18	5.32	5.18	5.09	5.39

2-year U.S. Treasury	4.77	4.58	4.81	4.81	4.59	4.82
5-year U.S. Treasury	4.65	4.54	4.74	4.69	4.53	4.81
10-year U.S. Treasury	4.68	4.65	4.79	4.70	4.56	4.85
15-year mortgage current coupon (1)	5.47	5.40	5.60	5.50	5.40	5.67
30-year mortgage current coupon (1)	5.78	5.78	5.98	5.81	5.81	6.02

(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.
The average 3-month LIBOR was 60 basis points higher in the first quarter of 2007 compared to the same period in 2006, while the average overnight Federal funds target rate was 82 basis points higher. Short-term interest rates stopped increasing in mid 2006. Intermediate- and long-term interest rates were more volatile than short-term rates in 2006 and the first quarter of 2007. They fluctuated up and down in a range of approximately 50 basis points with no consistent directional trend. Market yield curves continued to be inverted between certain maturity points.
These trends in the level of interest rates and the shape of market yield curves affected our earnings trends and market risk exposure in the first quarter of 2007 in the following ways:
▪	Earnings increased from the investment of interest-free capital in the moderately higher interest rate environment.

▪	Earnings decreased from replacing maturing long-term unswapped Consolidated Obligations, which had relatively low coupon rates, with higher cost liabilities.

▪	Earnings decreased from the continuation of narrow book spreads on new mortgage assets to funding costs, a consequence in part of the flat to inverted yield curve and the market’s expectations of low future interest rate volatility.

▪	We continued to maintain a modest market risk exposure to further increases in interest rates, primarily because the flat to inverted yield curve lowered the earnings benefit from bearing exposure to higher rates.
These effects are discussed in more detail in the “Net Interest Income” and “Segment Information” sections of “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Introduction: Asset Composition and Trends in Mission Asset Activity
The tables below show the composition of our total assets on the dates and for the periods indicated.
Asset Composition — Ending Balances (Dollars in millions)

	March 31, 2007		December 31, 2006		March 31, 2006		March 31, 2007
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2006		March 31, 2006
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$45,536	55.7%	$41,942	51.6%	$42,837	54.2%	$3,594	8.6%	$2,699	6.3%
Other items (1)	38	-	14	-	15	-	24	171.4	23	153.3

Total book value	45,574	55.7	41,956	51.6	42,852	54.2	3,618	8.6	2,722	6.4

Mortgage loans held for portfolio
Principal	8,483	10.4	8,379	10.3	8,334	10.5	104	1.2	149	1.8
Other items	80	0.1	82	0.1	91	0.1	(2)	(2.4)	(11)	(12.1)

Total book value	8,563	10.5	8,461	10.4	8,425	10.6	102	1.2	138	1.6

Investments

Mortgage-backed securities
Principal	12,211	14.9	12,064	14.8	12,394	15.7	147	1.2	(183)	(1.5)
Other items	(12)	-	(9)	-	1	-	(3)	(33.3)	(13)	(1,300.0)

Total book value	12,199	14.9	12,055	14.8	12,395	15.7	144	1.2	(196)	(1.6)

Short-term money market
Principal	15,000	18.4	18,518	22.8	15,104	19.1	(3,518)	(19.0)	(104)	(0.7)
Other items	(9)	-	(2)	-	(9)	-	(7)	(350.0)	-	-

Total book value	14,991	18.4	18,516	22.8	15,095	19.1	(3,525)	(19.0)	(104)	(0.7)

Other short-term investments	24	-	25	-	19	-	(1)	(4.0)	5	26.3

Other long-term investments	20	-	24	-	28	-	(4)	(16.7)	(8)	(28.6)

Total investments	27,234	33.3	30,620	37.6	27,537	34.8	(3,386)	(11.1)	(303)	(1.1)

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	81,371	99.5	81,037	99.6	78,814	99.6	334	0.4	2,557	3.2

Other assets	384	0.5	350	0.4	321	0.4	34	9.7	63	19.6

Total assets	$81,755	100.0%	$81,387	100.0%	$79,135	100.0%	$368	0.5	$2,620	3.3

Other Business Activity (Notional)

Letters of Credit	$3,524		$6,498		$1,420		$(2,974)	(45.8)	$2,104	148.2

Mandatory Delivery Contracts	$159		$107		$87		$52	48.6	$72	82.8

Total Mission Asset Activity (Principal and Notional)	$57,702	70.6%	$56,926	69.9%	$52,678	66.6%	$776	1.4	$5,024	9.5

(1)	The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition — Average Balances (Dollars in millions)

	Three Months Ended		Year Ended		Three Months Ended		March 31, 2007
	March 31, 2007		December 31, 2006		March 31, 2006		Change From		Change From
		% of		% of		% of	Year Ended		Three Months Ended
		Total		Total		Total	December 31, 2006		March 31, 2006
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$45,718	55.6%	$45,774	57.7%	$45,734	56.7%	$(56)	(0.1)%	$(16)	-%
Other items (1)	14	-	27	-	77	0.1	(13)	(48.1)	(63)	(81.8)

Total book value	45,732	55.6	45,801	57.7	45,811	56.8	(69)	(0.2)	(79)	(0.2)

Mortgage loans held for portfolio
Principal	8,445	10.3	8,325	10.5	8,328	10.4	120	1.4	117	1.4
Other items	81	0.1	88	0.1	91	0.1	(7)	(8.0)	(10)	(11.0)

Total book value	8,526	10.4	8,413	10.6	8,419	10.5	113	1.3	107	1.3

Investments

Mortgage-backed securities
Principal	12,072	14.7	11,827	14.9	12,298	15.3	245	2.1	(226)	(1.8)
Other items	(10)	-	2	-	4	-	(12)	(600.0)	(14)	(350.0)

Total book value	12,062	14.7	11,829	14.9	12,302	15.3	233	2.0	(240)	(2.0)

Short-term money market
Principal	15,514	18.9	13,024	16.4	13,742	17.0	2,490	19.1	1,772	12.9
Other items	(2)	-	(4)	-	(3)	-	2	50.0	1	33.3

Total book value	15,512	18.9	13,020	16.4	13,739	17.0	2,492	19.1	1,773	12.9

Other short-term investments	24	-	22	-	19	-	2	9.1	5	26.3

Other long-term investments	21	-	26	-	29	-	(5)	(19.2)	(8)	(27.6)

Total investments	27,619	33.6	24,897	31.3	26,089	32.3	2,722	10.9	1,530	5.9

Loans to other FHLBanks	-	-	10	-	21	-	(10)	(100.0)	(21)	(100.0)

Total earning assets	81,877	99.6	79,121	99.6	80,340	99.6	2,756	3.5	1,537	1.9

Other assets	340	0.4	280	0.4	277	0.4	60	21.4	63	22.7

Total assets	$82,217	100.0%	$79,401	100.0%	$80,617	100.0%	$2,816	3.5	$1,600	2.0

Other Business Activity (Notional)
Letters of Credit	$4,773		$1,885		$1,454		$2,888	153.2	$3,319	228.3

Mandatory Delivery Contracts	$93		$76		$83		$17	22.4	$10	12.0

Total Mission Asset Activity (Principal and Notional)	$59,029	71.8%	$56,060	70.6%	$55,599	69.0%	$2,969	5.3	$3,430	6.2

(1)	The majority of these balances are SFAS 133-related basis adjustments.
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of Letters of Credit;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
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
See the “Executive Overview,” “Credit Services” and “Mortgage Purchase Program” sections for discussions of trends in Mission Asset Activity that are referenced by the two tables above.

Membership and Stockholders
On March 31, 2007, we had 742 member stockholders. During the first three months of 2007, four new members became stockholders, while three were lost due to mergers, resulting in a net gain of one member stockholder. All three of the lost members merged with other Fifth District members. There was a small fluctuation in Mission Asset Activity and a negligible effect on earnings from these membership changes, which are a normal part of our business operations. A more pronounced effect on Mission Asset Activity and earnings could result from the loss of one or more of our largest users.
The following table shows the number of member stockholders according to charter type on the dates indicated.

	March 31, 2007	December 31, 2006

Commercial Banks	499	496
Thrifts and Savings Banks	138	138
Credit Unions	95	97
Insurance Companies	10	10

Total Member Stockholders	742	741

As of March 31, 2007, 89 percent of all eligible commercial banks, 99 percent of all eligible thrifts and savings banks, and 43 percent of eligible credit unions with assets above $25 million were member stockholders. We will continue to recruit non-member financial institutions that satisfy FHLBank eligibility requirements in an effort to expand our membership base and to offset future member mergers. On March 31, 2007, the composition of membership by state was Ohio with 315, Kentucky with 231, and Tennessee with 196.
The table below provides a summary of member stockholders by asset size on the dates indicated. Most of our member stockholders were relatively small financial institutions, with 87 percent having assets as of March 31, 2007 of $500 million or less. As noted elsewhere, having larger members, such as those with assets over $1 billion, is critical to helping achieve our mission objectives, including providing valuable products and services to our smaller members.

	March 31,2007	December 31, 2006
Member Asset Size (1)

Up to $100 million	272	270
> $100 up to $500 million	371	371
> $500 million up to $1 billion	53	54
> $1 billion	46	46

Total Member Stockholders	742	741

(1)	Membership numbers reflect members’ assets as of December 31, 2006.
As shown in the following table, ownership of our capital stock, including mandatorily redeemable capital stock (classified as a liability), is stratified across various types of institutions. The stratification is consistent with the number of member stockholders by type of institution. The capital stock outstanding to commercial banks and thrifts/savings banks decreased between the two periods shown because in the first quarter of 2007 we repurchased several members’ excess capital stock, which they had requested in 2006 for redemption, and we repurchased several nonmembers’ excess capital stock. See the “Capital Resources” section for more information.

(In millions)	Commercial	Thrifts and	Credit	Insurance
	Banks	Savings Banks	Unions	Companies	Other (1)	Total

March 31, 2007	$2,890	$638	$82	$40	$31	$3,681
December 31, 2006	2,946	677	83	40	49	3,795

(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This stock is considered mandatorily redeemable capital stock.

The following tables list member institutions holding five percent or more of outstanding capital stock on the dates indicated. The amounts include capital stock held by any known affiliates that are members of the FHLBank. These stockholders were also the top four Advance users on both dates. Continuing a trend from prior years, on March 31, 2007, the 45 percent concentration of capital stock from the four largest stockholders was substantially less than the 68 percent concentration of Advances lent to these stockholders.

(Dollars in millions)
	March 31, 2007		December 31, 2006
	Capital	Percent of Total	Capital	Percent of Total
Name	Stock	Capital Stock	Stock	Capital Stock

Charter One Bank, N.A.	$527	15%	$582	15%
U.S. Bank, N.A.	526	14	526	14
Fifth Third Bank	372	10	372	10
Ohio Savings Bank	214	6	214	6

Total	$1,639	45%	$1,694	45%

Credit Services
Credit Activity
As shown in the asset composition tables above, average Advance balances were essentially flat in the three months ended March 31, 2007, compared to the same period in 2006 and compared to all of 2006. Among the three periods indicated, the average total Advance principal balances were within $100 million of one another. This stability continued a trend from the last several years. The restrained Advance demand has been due to the reasons identified in the “Financial Condition” section of the “Executive Overview.”
As indicated in the asset composition tables above and the table below, on a period-end basis, Advance balances grew moderately. This growth primarily reflected member paydowns on the 2006 period-end dates, as members’ needs for our wholesale borrowing can sometimes be especially volatile at quarter ends.
The notional principal balance of available lines in the Letters of Credit program for the three months ended March 31, 2007 averaged $4,773 million. This was an increase of $3,319 million from the same period in 2006 and of $2,888 million from the 2006 full year average. All of the increase in the average balance of Letters of Credit occurred in November and December of 2006 due to the action of one large member accessing our Letters of Credit for public unit deposits. However, the Letters of Credit total balance was $3,524 million on March 31, 2007, a reduction of $2,974 million from year-end 2006. This decrease was due to lower usage of Letter of Credit by the same member that had heavily used our lines in the last two months of 2006. The Letters of Credit outstanding under the available lines to this member are short-term (less than one month). We cannot predict the pattern or volatility of usage by the member of its available lines under the Letters of Credit program. We earn fees only on the actual amount of the available lines used.

\

The following table presents Advance balances by major program type on the dates indicated.

(Dollars in millions)	March 31, 2007		December 31, 2006		March 31, 2006
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$8,563	19%	$7,728	18%	$6,836	16%
LIBOR	21,286	47	22,658	54	22,936	54

Total	29,849	66	30,386	72	29,772	70

Long-Term Fixed Rate
Regular Fixed-Rate	4,334	9	4,450	11	4,533	10
Convertible Fixed-Rate (2)	4,449	10	4,485	11	6,083	14
Putable Fixed-Rate (2)	4,906	11	444	1	5	-
Mortgage-Related	1,775	4	1,824	4	2,035	5

Total	15,464	34	11,203	27	12,656	29

Other Advances	223	-	353	1	409	1

Total Advances Principal	45,536	100%	41,942	100%	42,837	100%

Other Items	38		14		15

Total Advances Book Value	$45,574		$41,956		$42,852

(1)	As a percentage of total Advances principal.
(2)	Related interest rate swaps executed to hedge these Advances convert these to an adjustable-rate tied to LIBOR.
Over the last several years, Advances have been comprised primarily of, and the source of most Advance growth has been from, short-term and adjustable-rate products and Putable Advances. Most of the short-term/adjustable-rate products are REPO/Cash Management and adjustable-rate LIBOR Advances. These Advance programs fluctuate the most among the various Advance programs and are generally utilized disproportionately by our larger borrowers. The short-term/adjustable-rate programs also tend to have materially lower spreads to funding costs than other Advance programs due to competitive forces.
The increase in Putable Advances in the first three months of 2007 reflected, primarily, a $4,000 million loan to one member and, secondarily, continuation of the renewed broad-based growth in this program. We believe members currently have increased demand for Advances in which they sell options to us. These options allow them to secure low-cost funding, and thus increase their earnings, subject to bearing the options risk that grants us the ability to terminate the Advance.
Other Advance programs experienced relatively small changes in balances in the first three months of 2007.

The following tables present the principal balances and related weighted average interest rates for the top five Advance borrowers on the dates indicated. They include affiliates that are members of the FHLBank.

	March 31, 2007
(Dollars in millions)	Ending	Weighted Average
	Balance	Interest Rate

U.S. Bank, N.A.	$12,155	5.03%
Charter One Bank, N.A.	11,671	5.32
Fifth Third Bank	4,047	5.09
Ohio Savings Bank	3,095	5.22
Huntington National Bank	1,197	5.37

Total of Top 5	$32,165	5.17

Total Advances (Principal)	$45,536	5.15

Top 5 Percent of Total	71%

	December 31, 2006
(Dollars in millions)	Ending	Weighted Average
	Balance	Interest Rate

Charter One Bank, N.A.	$10,772	5.32%
U.S. Bank, N.A.	6,757	5.34
Fifth Third Bank	4,048	5.10
Ohio Savings Bank	3,971	5.13
National City Bank	1,201	5.54

Total of Top 5	$26,749	5.27

Total Advances (Principal)	$41,942	5.20

Top 5 Percent of Total	64%

Although there was a reordering of the top two borrowers, the only change in the composition of the five largest borrowers was that Huntington National Bank replaced National City Bank. However, the amount of borrowings between these two members was virtually the same on March 31, 2007. The top five borrowers held 71 percent of Advances on March 31, 2007, an increase of seven percent from the end of 2006 and an increase of 15 percent from the end of 2005. This concentration ratio has increased in the last several years because the amount of borrowings by the top five borrowers has risen while the amount of borrowings by all other members has generally been stable or declining. We believe the issues identified in the first paragraph of this section have disproportionately affected our smaller members.
The total weighted average Advance interest rates for all borrowers in the tables above do not agree to those on the Average Balance Sheet and Yield/Rate table in the “Net Interest Income” section of “Results of Operations.” The rates in the tables above exclude the effect of interest rate swaps on net Advance rates, whereas the table in the “Net Interest Income” section includes such effect. Also, the rates in the tables above are measured for a single day, whereas the other table shows annual average rates.
Approximately 90 percent of our members have total assets of less than $600 million, which roughly corresponds to the maximum asset level for designation as a Community Financial Institution. We believe a relatively higher concentration of Advances to large borrowers augments the value of membership to all members. It enables us to secure operating volume efficiencies, enhance the amount of capital leverage, increase dividend returns to all members in the context of our mission objectives, and provide competitively priced Advances.
The market penetration rate, defined as the number of members with outstanding Advances, has fluctuated in the range of 70 to 78 percent in recent years. On March 31, 2007, the penetration rate was 72 percent, compared to 73 percent at the end of 2006. We have always placed emphasis on serving all of our members by not having a minimum size constraint for most

Advance programs. The ratio of a borrowing member’s Advance balances to its total assets is another indication of market penetration. As of March 31, 2007 the simple average usage ratio (not weighted by each member’s total assets) for each member with Advances outstanding was 6.6 percent. The average usage ratio for smaller borrowing members, which we define as having total assets less than $600 million, was 6.6 percent and for all other borrowing members was 6.5 percent. These ratios exclude members that had no borrowings on this date.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the asset composition tables, the average and ending principal balances in the Mortgage Purchase Program increased slightly in the three months ended March 31, 2007, compared with the same period in 2006, and the full year 2006. Continuing a trend from 2005 and 2006, the market for member participation in the Mortgage Purchase Program was unfavorably influenced by slightly higher coupon rates on fixed-rate mortgages, a lackluster Fifth District economy and stabilization of home prices, all of which reduced mortgage originations and refinancings. Our current focus is on recruiting more members to participate in the Program, increasing the number of regular sellers, and developing new and enhanced features that will continue to advance the Program as a valued service to a broad base of our members.
The following table reconciles the changes in the unpaid principal balances (excluding Mandatory Delivery Contracts) between year-end 2006 and March 31, 2007. The principal paydowns equated to an annual constant prepayment rate of nine percent in the first three months of 2007. Currently, relatively few of our mortgage loans present economic incentives to refinance, because they have coupon rates below those of new mortgages with similar terms.
(In millions)

Balance at December 31, 2006	$8,379
Principal purchases	363
Principal paydowns	(259)

Balance at March 31, 2007	$8,483

The following table presents, as of March 31, 2007, the composition of the Mortgage Purchase Program’s unpaid principal balances (including Mandatory Delivery Contracts) according to their mortgage note rates and original final maturities. The composition of Mortgage Purchase Program loans continued to be relatively stable from year-end 2006.
(Dollars in millions)

	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

> 4.00 - 5.00 Percent	$—	$1	$340	$341	$1	$342
> 5.00 - 5.50 Percent	228	122	676	1,026	125	1,151
> 5.50 - 6.00 Percent	2,771	161	270	3,202	630	3,832
> 6.00 - 6.50 Percent	1,758	37	58	1,853	581	2,434
> 6.50 Percent	690	8	18	716	167	883

Total Unpaid Principal	$5,447	$329	$1,362	$7,138	$1,504	$8,642

Percent of Total	63.0%	3.8%	15.8%	82.6%	17.4%	100.0%

Weighted Average
Mortgage Note Rate	5.97%	5.60%	5.23%	5.82%	5.93%	5.84%

Weighted Average
Loan Age (in months)	25	39	41	29	43	31

As shown in the following table, the percentage of unpaid principal balances outstanding with members supplying 10 percent or more of the total was essentially unchanged between the two dates presented. This continued the trend from the previous two years.

	March 31, 2007		December 31, 2006
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$4,911	58%	$4,767	57%
Union Savings Bank	2,062	24	2,097	25

Total	$6,973	82%	$6,864	82%

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
Similar to the last two years, in the first three months of 2007 initial net spreads to risk-adjusted funding costs on new Mandatory Delivery Contracts continued to be narrow, on an absolute and historical basis. Spreads on loans in the Mortgage Purchase Program tend to be the most volatile of any of our assets, which increases the importance of managing the Program’s market risk profile. However, they also tend to be, on average, one of the most profitable assets we purchase.
Investments
Money Market Investments
Short-term money market instruments consist of the following accounts reflected on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. Daily balances of money market investments fluctuate due to changes in the amount of Mission Asset Activity, volatility in actual and anticipated Mission Asset Activity, liquidity requirements, opportunistic debt issuances at attractive rates, and net spreads. As shown in the asset composition tables, the average monthly balances tend to fluctuate within the range of $10,000 million to $18,000 million. In the three months ending March 31, 2007, the ending principal balance was $15,000 million and the average principal balance was $15,514 million. Money market investments tend to have one of the lowest net spreads of any of our asset classes, typically ranging from 5 to 15 basis points.
Money market investments provide us liquidity. An adequate-sized liquidity portfolio is particularly important in managing the volatility in REPO Advance balances. Most REPO balances have overnight maturities, whereas their funding tends to be concentrated in Consolidated Discount Notes with maturities longer than overnight. Because REPO balances can fluctuate substantially on a daily basis, when they increase, we use maturities of money market investments to assist in providing funding and liquidity; when they decrease, money market investments can absorb the paydowns until the related term Discount Notes mature.
Mortgage-Backed Securities
Mortgage-backed securities comprise most of the held-to-maturity securities and all trading securities on the Statements of Condition. We currently invest in the mortgage-backed securities of GSEs and government agencies and in a small amount of residential mortgage-backed securities with private-label institutions, the latter of which carry increased subordination. On their trade dates and thereafter to date, Moody’s and Standard & Poor’s assigned triple-A ratings to all these securities. We strive to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital permitted by Finance Board Regulation, subject to the availability of securities that meet our objectives for minimal credit risk, flexible market risk management, and a benchmark expected risk-adjusted profitability. The multiple averaged 3.00 in the first three months of 2007 compared to 2.95 in all of 2006.
The following table reconciles the changes in the unpaid principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) between year-end 2006 and March 31, 2007. The principal paydowns equated to an annual constant prepayment rate of 16 percent in the first three months of 2007. Similar to the Mortgage Purchase

Program, relatively few of the mortgage loans underlying our mortgage-backed securities currently face economic incentives to refinance, because they have coupon rates below those of new mortgages with similar terms.

(In millions)

Balance at December 31, 2006	$12,064
Principal purchases	661
Principal paydowns	(514)

Balance at March 31, 2007	$12,211

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	March 31, 2007	December 31, 2006

Security Type
Collateralized mortgage obligations	$5,771	$6,060
Pass-throughs	6,440	6,004

Total	$12,211	$12,064

Collateral Type
15-year collateral	$6,999	$7,380
20-year collateral	1,102	374
30-year collateral	4,110	4,310

Total	$12,211	$12,064

Issuer
GSE residential mortgage-backed securities	$11,784	$11,617
Agency residential mortgage-backed securities	29	32
Private-label residential mortgage-backed securities	398	415

Total	$12,211	$12,064

We base decisions on the allocation of mortgage-backed securities among security types and collateral types on our assessment of relative risk/return differences and the desirability for portfolio diversification, including in the context of loans in the Mortgage Purchase Program. As of March 31, 2007, the entire mortgage-backed securities portfolio, except for $4 million of principal, consisted of fixed-rate mortgages. All but $4 million of pass-through securities had 15-year or 20-year original maturities. Since approximately 80 percent of the loans in the Mortgage Purchase Program have 30-year original terms, our non-use of 30-year pass-throughs is one way we use the mortgage-backed securities portfolio to diversify mortgage types in order to help manage market risk exposure.
Over the past ten years, we have not invested in adjustable-rate mortgages, asset-backed securities, mortgages backed by home equity loans, or manufactured housing loans. We believe these types of securities historically have tended to provide a less favorable risk/return tradeoff than fixed-rate mortgages. We also historically have not invested heavily in private-label securities due to our judgment that the additional yield generally has not been sufficient to compensate us for the additional credit risk exposure and prepayment volatility. On March 31, 2007, we held $398 million in principal value of private-label securities, which represented 3.3 percent of total mortgage-backed security principal.
Separately from the mortgage-backed securities portfolio, we have invested in a small amount of AAA-rated taxable municipal bonds issued by state housing finance agencies, which totaled $20 million of book value on March 31, 2007, and in a small amount of GSE discount note securities, which totaled $24 million of book value on the same date.
Consolidated Obligations
We participate in the issuance of Consolidated Discount Notes primarily to finance and fund short-term Advances, short-term money market investments, and a portion of Convertible, Putable, and adjustable-rate Advances. Secondarily, we use Discount Notes to fund a portion of long-term assets as part of our management of the market risk/return profile. We participate in the issuance of swapped fixed-rate Consolidated Bonds and unswapped adjustable-rate Bonds to create adjustable-rate sub-LIBOR funding. We use the synthetic LIBOR funding to hedge LIBOR-indexed adjustable-rate, Convertible, and Putable Advances. We participate in the issuance of unswapped fixed-rate Consolidated Bonds to finance and fund long-term unswapped fixed-rate assets and to hedge their market risk.
The table below presents, for the periods indicated, the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended		Three Months Ended
(In millions)	March 31, 2007		December 31, 2006		March 31, 2006
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$21,375	$23,994	$22,022	$18,914	$17,674	$20,325
Discount	(74)	(86)	(75)	(47)	(44)	(46)

Total Consolidated Discount Notes	21,301	23,908	21,947	18,867	17,630	20,279

Consolidated Bonds:
Unswapped fixed-rate	26,281	26,110	26,000	26,204	26,811	26,818
Unswapped adjustable-rate	3,971	2,303	1,974	2,764	3,265	3,046
Swapped fixed-rate	24,320	24,129	25,445	25,972	25,508	24,692

Total Par Consolidated Bonds	54,572	52,542	53,419	54,940	55,584	54,556

Other items (1)	(134)	(168)	(180)	(327)	(402)	(354)

Total Consolidated Bonds	54,438	52,374	53,239	54,613	55,182	54,202

Total Consolidated Obligations (2)	$75,739	$76,282	$75,186	$73,480	$72,812	$74,481

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.
(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 9 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $951,470 and $951,990 at March 31, 2007 and December 31, 2006, respectively.
The total book value of Consolidated Obligations from December 31, 2006 to March 31, 2007 increased by $553 million. This was comprised of a $646 million reduction in Discount Notes and a $1,199 million increase in Consolidated Bonds. All of our Bonds issued and outstanding in the three months ending March 31, 2007, as well as in the previous three years, had “plain-vanilla” interest terms. None of them were step-up, inverse floating rate, convertible, range, or zero-coupon Bonds.
Par balances of Discount Notes and swapped fixed-rate Bonds can fluctuate significantly based on member demand for Advances, relative changes in their cost levels, supply and demand conditions, and balances of money market investments. For the periods presented, the larger growth in the average balance of Discount Notes and relatively stable average balance of swapped fixed-rate Bonds reflected the increase in Putable Advances and the FHLBank’s balance sheet management strategies.
The stable average and ending balances of unswapped fixed-rate Consolidated Bonds reflected the small growth in mortgage assets and long-term fixed-rate Advances. The reduction in swapped fixed-rate Bonds was more than offset by growth in unswapped adjustable-rate Bonds.
The following table shows the allocation on March 31, 2007 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). This allocation did not change materially from 2006 or 2005.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

Due in 1 year or less	$1,714	$4,680	$5	$6,399	$9,605
Due after 1 year through 2 years	1,410	2,229	5	3,644	73
Due after 2 years through 3 years	1,075	3,084	5	4,164	25
Due after 3 years through 4 years	1,174	1,904	5	3,083	-
Due after 4 years through 5 years	933	1,260	6	2,199	-
Thereafter	3,397	3,121	274	6,792	-

Total	$9,703	$16,278	$300	$26,281	$9,703

These Bonds are distributed relatively smoothly throughout the maturity spectrum. Twenty-six percent ($6,792 million) have final remaining maturities greater than five years. These longer-term Bonds help us hedge the extension risk of long-term mortgage assets. Thirty-seven percent ($9,703 million) provide us with call options, which help us manage the prepayment volatility of mortgage assets. Almost all of the callable Bonds have call dates within the next 12 months, and most of them are callable daily after an initial lockout period. Daily call options provide us with considerable flexibility to manage market risk exposure.
Consolidated Obligations normally have an interest cost at a spread above that of U.S. Treasury Bills and Notes and below LIBOR. In the first three months of 2007, as in the prior two years, these spreads tended to fluctuate within a normal range, although they can be very volatile. Neither the level nor the volatility of our debt spreads changed significantly in the first three months of 2007 compared to 2006.
Finance Board Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Consolidated Obligations. Eligible assets primarily include Advances, loans under the Mortgage Purchase Program, mortgage-backed securities, and money market investments. The following table shows our compliance with this requirement on the dates indicated.

(In millions)	March 31, 2007	December 31, 2006

Total Par Value Eligible Assets	$81,279	$80,956
Total Par Value Consolidated Obligations	(75,947)	(75,441)

Excess Eligible Assets	$5,332	$5,515

From time to time, an FHLBank may voluntarily transfer Obligations to another FHLBank. There are no formal arrangements governing the transfer of Obligations between the FHLBanks. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day the transfer is traded) that was originally issued by another FHLBank. We did not acquire any Obligations from another FHLBank in the first three months of 2007 or in all of 2006. We have never transferred any of our Obligations to another FHLBank.
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
The table below shows ending and average balances of our various deposit programs. We believe the increase in ending and average balances for the three months ending March 31, 2007, compared to the other periods presented, reflected an increase in members’ positive liquidity positions.

	Three Months Ended			Year Ended			Three Months Ended
(Dollars in millions)	March 31, 2007			December 31, 2006			March 31, 2006
	Ending Balance		Average	Ending Balance		Average	Ending Balance		Average
	Amount	Percent	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Interest Bearing Deposits:

Term Deposits	$160	13%	$127	$88	10%	$88	$84	8%	$80
Overnight Deposits	595	49	543	453	49	466	542	50	498
Demand Deposits	437	36	341	374	40	334	450	41	330
Other Deposits	22	2	21	12	1	14	13	1	14

Non-interest Bearing
Deposits	-	-	1	-	-	1	-	-	1

Total Deposits	$1,214	100%	$1,033	$927	100%	$903	$1,089	100%	$923

Derivatives Hedging Activity and Liquidity
Our use of and accounting for derivatives are discussed in the “Use of Derivatives in Risk Management” section and our liquidity is discussed in the “Liquidity Risk and Contractual Obligations” section, each in “Quantitative and Qualitative Disclosures About Risk Management.”
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
In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), a member’s FHLBank capital stock meets the definition of mandatorily redeemable capital stock when the member submits a written redemption request or withdrawal notice for its capital stock, or when it attains nonmember status by merger/acquisition, charter termination or involuntary termination of membership. GAAP capital excludes SFAS 150 capital stock, while regulatory capital includes it. SFAS 150 capital stock is classified as a liability on our Statements of Condition and related dividend payments are accounted for as interest expense. The classification of some capital stock as SFAS 150 capital stock has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Consolidated Obligations. SFAS 150 capital stock is fully available to absorb losses until the stock is redeemed or repurchased.
The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods indicated.

GAAP and Regulatory Capital
	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2007		December 31, 2006		March 31, 2006
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,650	$3,649	$3,658	$3,532	$3,553	$3,503
SFAS 150-Related Stock	31	99	137	227	424	419

Regulatory Capital Stock	3,681	3,748	3,795	3,759	3,977	3,922
Retained Earnings	262	275	255	248	218	230

Regulatory Capital	$3,943	$4,023	$4,050	$4,007	$4,195	$4,152

GAAP and Regulatory Capital-to-Assets Ratios
	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2007		December 31, 2006		March 31, 2006
	GAAP	Regulatory	GAAP	Regulatory	GAAP	Regulatory
Average	4.77%	4.89%	4.76%	5.05%	4.63%	5.15%
Period End	4.78	4.82	4.80	4.98	4.76	5.30
The GLB Act and Finance Board Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, which requires us to maintain a regulatory quarterly average ratio of at least 4.20 percent. We have always complied with our capital leverage requirements.
The decrease in SFAS 150 capital stock from March 31, 2006 to March 31, 2007 occurred in the second quarter of 2006 when we repurchased $384 million of excess stock and in the first quarter of 2007 when we repurchased an additional $116 million of excess stock. Most of the repurchases were of stock subject to members’ redemption requests. The repurchases were offset partially by additional requests for redemption of capital stock made after March 31, 2006.

The following table presents changes in our regulatory capital stock balances between year-end 2006 and March 31, 2007. The stock repurchases are as noted above. The minimal growth in activity stock purchases reflected the modest growth in Mission Asset Activity in this period and the cooperative capital feature of our Capital Plan.

(In millions)

Regulatory stock balance at December 31, 2006	$3,795
Stock purchases:
Activity stock	2
Stock repurchases:
Excess stock redemption requests	(97)
Other stock repurchases	(19)

Regulatory stock balance at March 31, 2007	$3,681

Under the terms of our Capital Plan, each member is generally permitted to capitalize additional Mission Asset Activity with its own excess capital stock or, if that is exhausted, with available excess stock owned by other members. The latter is called “cooperative capital” and utilization of this stock in this manner causes it to not be considered excess stock under our Capital Plan. The following table shows the amount of available cooperative excess stock, the amount of capital stock utilized cooperatively to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with the cooperative capital stock.

(In millions)	March 31, 2007	December 31, 2006

Available cooperative excess capital stock	$628	$793

Cooperative utilization of capital stock	$323	$238

Mission Asset Activity capitalized with cooperative capital stock	$8,084	$5,961

On March 31, 2007, cooperative capital provided capitalization of 15 percent of Advances and loans in the Mortgage Purchase Program. If our Capital Plan did not have a cooperative capital feature, members would have had to purchase and hold an additional $323 million of capital stock to have the same total amount of Mission Asset Activity outstanding. The $165 million reduction in available cooperative excess capital stock was the result of growth in Mission Assets between year-end 2006 and March 31, 2007 and of reallocation of capital stock from excess stock to membership stock (which is required as a condition of being a member). The $85 million increase in the cooperative utilization of capital stock reflected the portion of the growth in Mission Assets to members who did not have excess stock of their own.
As discussed in the “Executive Overview,” a new Finance Board Capital Rule prohibits an FHLBank from issuing new excess stock, including via paying stock dividends, if the amount of member excess stock exceeds one percent of the FHLBank’s assets. Under this rule, excess stock excludes the amount cooperatively utilized in accordance with the terms of our Capital Plan. (There are other minor differences between the Finance Board’s definition of excess stock and our Capital Plan’s definition.) The following table shows, for the dates indicated, the amount of excess stock under the Finance Board’s definition of excess stock, our total assets, and the amount by which this excess stock exceeded one percent of our assets.

(In millions)	March 31, 2007	December 31, 2006

Excess capital stock (Finance Board definition)	$988	$1,191

Total assets	$81,755	$81,387

Regulatory limit on excess capital stock (one percent of total assets)	$818	$814

Excess capital stock above regulatory limit	$170	$377

Retained Earnings
On March 31, 2007, stockholders’ investment in our company was supported by $262 million of retained earnings. This represented 7.1 percent of regulatory capital stock and 0.32 percent of total assets. The current level of retained earnings exceeds the target level in our Retained Earnings Policy by $102 million and exceeds the high-end of the Policy’s range by $47 million. The Retained Earnings Policy uses a risk-based, probabilistic approach, incorporating market risk, earnings volatility, credit risk, accounting risk and operational risk, to determine a sufficient amount of retained earnings to protect against earnings instability and capital stock impairment.
RESULTS OF OPERATIONS
Components of Earnings and ROE
The following table is a summary income statement for the three months ended March 31, 2007 and 2006. Each ROE percentage is computed as the income or expense for the category divided by the average amount of equity for the respective period. The amounts used to calculate ROE are computed in dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce results nominally different from those presented here.

	Three Months Ended March 31,
(Dollars in millions)	2007		2006
	Amount	ROE	Amount	ROE

Net interest income	$99	7.52%	$93	7.34%

Net (loss) gain on derivatives and hedging activities	(1)	(0.09)	-	0.01
Other non-interest income	1	0.09	1	0.07

Total non-interest income	-	-	1	0.08

Total revenue	99	7.52	94	7.42
Total other expense	(12)	(0.89)	(12)	(0.94)
Assessments	(23)	(a )	(22)	(a )

Net income	$64	6.63%	$60	6.48%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
All of the increase in net income and the ROE for the three months ended March 31, 2007 compared to the same period in 2006 occurred from higher net interest income. This is discussed in the next section.
As has historically been the case for our FHLBank, the net (loss) gain on derivatives and hedging activities (which relates primarily to accounting in accordance with SFAS 133) and other non-interest income had little volatility. The former reflects our conservative use of derivatives in hedging market risk exposure and in providing products to members. The latter reflects the fact that we have few sources of other non-interest income. Our Board of Directors has emphasized the importance of minimizing earnings volatility, including that from using derivatives. We believe minimizing earnings volatility improves the value of membership by enabling members to have a degree of predictability on the return earned on their capital stock investment. For more information on our use of derivatives, see the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”

Net Interest Income
Average Balance Sheet and Yield/Rates
The following are standard yield/rate tables for the periods indicated. Income, expense, and computed rates, spreads and the margin all include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. Book balances include principal/par value, unamortized premiums and discounts, basis adjustments created by the application of SFAS 133, and other minor adjustments.
The average rate of each asset and liability category increased in the three months ended March 31, 2007 over the same period in 2006. This was because average interest rates rose between these two periods, as shown in “Conditions in the Economy and Financial Markets.” This resulted in larger increases in the average yields/rates of categories with short-term maturities and adjustable-rate features.

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Advances	$45,732	$596	5.28%	$45,811	$512	4.53%
Mortgage loans held for portfolio (2)	8,526	111	5.31	8,419	108	5.18
Federal funds sold and securities purchased under resale agreements	8,350	110	5.34	7,957	88	4.51
Other short-term investments (3)	882	12	5.34	1,218	14	4.53
Interest-bearing deposits in banks	6,304	83	5.37	4,582	51	4.53
Mortgage-backed securities	12,062	143	4.79	12,302	141	4.64
Other long-term investments	21	-	5.81	29	-	5.78
Loans to other FHLBanks	-	-	-	21	-	4.56

Total earning assets	81,877	1,055	5.23	80,339	914	4.61

Allowance for credit losses on mortgage loans	-			-
Other assets	340			278

Total assets	$82,217			$80,617

Liabilities and Capital
Term deposits	$127	2	5.26	$80	1	4.23
Other interest bearing deposits	905	11	4.99	842	8	4.17
Short-term borrowings	23,908	309	5.24	20,279	218	4.36
Unswapped fixed-rate Consolidated Bonds	26,092	290	4.51	26,804	283	4.29
Unswapped adjustable-rate Consolidated Bonds	2,303	30	5.28	3,046	34	4.50
Swapped Consolidated Bonds	23,979	313	5.29	24,352	271	4.51
Mandatorily redeemable capital stock	99	1	6.45	419	6	5.75
Other borrowings	-	-	-	-	-	-

Total interest-bearing liabilities	77,413	956	5.01	75,822	821	4.39

Non-interest bearing deposits	1			1
Other liabilities	885			1,064
Total capital	3,918			3,730

Total liabilities and capital	$82,217			$80,617

Net interest rate spread			0.22%			0.22%

Net interest income and net interest margin		$99	0.49%		$93	0.47%

Average interest-earnings assets to interest-bearing liabilities			105.77%			105.96%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.
(3)	Other short-term investments are primarily composed of securities classified as available-for-sale, which are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

Components of Net Interest Income
We manage net interest income within the context of managing the tradeoff between market risk and return. Our profitability tends to be relatively low compared to short-term market interest rates due to our cooperative business model, members’ desire to have dividends correlate with short-term interest rates, and our modest risk profile. Therefore, effective management requires us to focus primarily on the relationships among assets and liabilities that affect net interest income, not on individual balance sheet or income statement accounts in isolation.
Net interest income derives from the net interest rate spread and from funding interest-earning assets with interest-free capital, each as defined below and as shown in the following table for the periods selected. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin.
▪	Net interest rate spread. This component equals the balance of total interest-earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), prepayment fees on Advances, and all other components of earnings from interest-earning assets net of funding costs.

▪	Earnings from funding assets with interest-free capital. We fund interest-earning assets with interest-free capital, which generates net interest income. As asset book yields rise in response to higher market interest rates, funding assets with interest-free funds raises earnings. This is because we tend to invest most of our capital in short-term and/or adjustable-rate assets in order to control market risk exposure and help ensure that profitability correlates with short-term interest rates. This source of earnings can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities.

(Dollars in millions)	Three Months Ended March 31,
	2007		2006
		Pct of		Pct of
		Earning		Earning
	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$51	0.25%	$50	0.25%
Net (amortization)/accretion (1) (2)	(7)	(0.03)	(8)	(0.04)
Prepayment fees on Advances, net (2)	-	-	2	0.01

Total net interest rate spread (3)	44	0.22	44	0.22

Earnings from investment of interest-free capital	55	0.27	49	0.25

Total net interest income/net interest margin	$99	0.49%	$93	0.47%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.
(2)	These components of net interest rate spread have been segregated here to display their relative impact.
(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
All of the $6 million increase in net interest income occurred from the effect of higher short-term interest rates on earnings generated by funding a portion of assets with interest-free capital.
Total net amortization of noncash items in accordance with SFAS 91 was similar in the two periods, with a total effect on the net interest rate spread of positive $1 million. The largest components of net amortization relate to purchase of mortgage assets and issuance of Consolidated Obligations at premium or discount prices and to concession fees paid on Consolidated Obligations. The lack of volatility in net amortization reflected relatively stable average interest rates on mortgages and relatively few calls of Consolidated Bonds.
There was a $2 million reduction in prepayment fees on Advances subject to members’ decision to terminate the related Advances before their stated final maturity. This lowered the ROE by approximately 15 basis points. Advance prepayment fees can, and have had, large variations from period to period, and we cannot predict their future amounts.

The relatively small ($1 million) overall increase in the other components of the net interest spread reflected the net result of several material factors as discussed below.
▪	Maturity of low cost debt—Unfavorable: In the last nine months of 2006 and the first three months of 2007, we retired $2.7 billion of unswapped fixed-rate Consolidated Bonds, having a weighted average coupon of 4.01 percent. We had issued many of these low cost Bonds in 2001-2003 to fund mortgage assets—which include loans in the Mortgage Purchase Program and mortgage-backed securities—purchased during that period’s historically low interest rates and steep positively sloped market yield curves. These Bonds tended to have average book costs well below the average book cost of all such outstanding Bonds, significantly below the book yields of the mortgage assets they funded, and significantly below current market rates on new debt.

This factor will increasingly affect our financial performance in the next several years, because the large amount of such debt maturing will continue in the remainder of 2007 and in 2008. Between March 31, 2007 and the end of 2008, $5.9 billion of unswapped fixed-rate Bonds designated as funding mortgage assets will mature. As of March 31, 2007, this amount equaled 28 percent of total mortgage assets. These Bonds have a weighted average book cost of 3.73 percent. The average book yield of mortgage assets expected to be retired by the end of 2008 is currently 4.99 percent. Therefore, the net book spread on these mortgage assets relative to the related Bonds being retired is 126 basis points. This is significantly wider compared with both the 53 basis points current net book spread on all existing mortgage assets and the current net book spreads available on new mortgage assets (see the next point).

▪	Continued narrow mortgage spreads—Unfavorable: Mortgage assets typically earn the highest net book spreads to funding costs of any of our assets. However, in 2005, 2006 and the first three months of 2007, these spreads for both mortgage-backed securities and the Mortgage Purchase Program were narrow on an historical comparison. The trend of narrow book spreads for mortgages occurred primarily because of the flat, and even inverted, market yield curves, a decrease in the supply of fixed-rate mortgages, and an historically low expected volatility for future interest rates implied in the market prices of various kinds of interest rate options. As we continued to purchase new mortgage assets after the first quarter of 2006, the resulting unfavorable effect on earnings was cumulatively larger in the first three months of 2007 than the same period of 2006.

▪	Reduction in mandatorily redeemable capital stock (SFAS 150)—Favorable: The GAAP reclassification of mandatorily redeemable capital stock from the capital stock account to a liability, in accordance with SFAS 150, increased net interest income by approximately $5 million in the first three months of 2007 compared to the same period in 2006. This is because between March 31, 2006 and March 31, 2007 we repurchased a total of $500 million of SFAS 150 excess capital stock. Interest expense on SFAS 150 capital stock is accrued at the dividend rate paid. (See the “Capital Resources” section of the “Analysis of Financial Condition” for more information.)
Effect of the Use of Derivatives on Net Interest Income
Our use of derivatives affects net interest income primarily by synthetically transforming the interest rate terms of Advances and Consolidated Obligations into adjustable-rate LIBOR-based coupon rates (normally indexed to 3-month LIBOR). The following table shows this for the periods indicated.

(In millions)	Three Months Ended March 31,
	2007	2006
Advances (1)	$14	$(4)
Mortgage purchase commitments (2)	-	1
Consolidated Obligations (1)	(36)	(53)

Decrease to net interest income	$(22)	$(56)

(1)	Relates to interest rate swap interest.
(2)	Relates to the amortization of derivative fair value adjustments.
For each period shown, the total decrease in net interest income resulting from derivatives activity represented the economic cost of hedging purchased options embedded in Advances, net of the normal increase in net interest income from converting Consolidated Obligations from a fixed-rate basis to an adjustable-rate LIBOR index. Although our use of derivatives lowered net interest income, they made our earnings and market risk profile significantly more stable.

In the three months ended March 31, 2007 versus the same period in 2006, the $18 million positive change in the net interest income impact from Advance-related swaps primarily reflected higher coupons on short-term LIBOR, which raised the interest earned on the adjustable-rate receive leg of the swaps.
The $17 million positive change in the net interest income impact from Consolidated Obligation-related swaps reflected the flatter (and even inverted) market yield curve. After the first quarter of 2006, a substantial amount of Consolidated Obligation-related swaps matured or were called, and we replaced them with new swaps. These matured or called swaps had been transacted mostly in 2004 through the first quarter of 2006, when 3-month LIBOR swap rates (to which the swaps’ pay side are mostly indexed) were lower than longer-term LIBOR swap rates (to which the swaps’ receive sides are indexed). After the first quarter of 2006, 3-month LIBOR swap rates were closer to, or even above, longer-term LIBOR swap rates.
For further discussion of our use and accounting for derivatives, see the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

	Three Months Ended
(In millions)	March 31, 2007 over 2006
	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(1)	$85	$84
Mortgage loans held for portfolio	1	2	3
Federal funds sold and securities purchased under resale agreements	5	17	22
Other short-term investments	(4)	2	(2)
Interest-bearing deposits in banks	19	13	32
Mortgage-backed securities	(3)	5	2
Other long-term investments	-	-	-
Loans to other FHLBanks	-	-	-

Total	17	124	141

Increase (decrease) in interest expense
Term deposits	1	-	1
Other interest-bearing deposits	1	2	3
Short-term borrowings	39	52	91
Unswapped fixed-rate Consolidated Bonds	(7)	14	7
Unswapped adjustable-rate Consolidated Bonds	(9)	5	(4)
Swapped Consolidated Bonds	(4)	46	42
Mandatorily redeemable capital stock	(5)	-	(5)
Other borrowings	-	-	-

Total	16	119	135

Increase (decrease) in net interest income	$1	$5	$6

Most of the increase in total net interest income occurred in the rate contribution category. This reflected the impact of higher short-term market interest rates on earnings from funding interest-earning assets with interest-free capital, net of other factors in the rate contribution category related to changes in asset book yields and liability book costs (most importantly, maturity of low cost debt and continued purchase of new mortgage assets at narrow spreads). The volume/rate analysis is consistent with the analysis in the “Components of Net Interest Income” section above. The impact of the higher short-term interest rates can also be seen in each separate asset and liability account.

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the periods indicated.

	Three Months Ended March 31,
(Dollars in millions)	2007	2006
Other Income
Net (loss) gain on derivatives and hedging activities	$(1)	$-
Other non-interest income, net	1	1

Total other income	$-	$1

Other Expense
Salaries and benefits	$7	$6
Other operating expense	3	3
Finance Board	1	1
Office of Finance	1	1
Other expenses	-	1

Total other expense	$12	$12

Average total assets	$82,217	$80,617
Average regulatory capital	4,023	4,152
Total other expense to average total assets (1)	0.06%	0.06%
Total other expense to average regulatory capital (1)	1.18%	1.16%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
As stated above in the “Components of Earnings and ROE” section, accounting for derivatives in accordance with SFAS 133 immaterially affected our earnings. This is consistent with our historical experience. The following factors accounted for this immateriality:
▪	80 percent as of March 31, 2007 and 64 percent as of March 31, 2006 of the notional principal amount of our derivative transactions received a type of accounting treatment (called “shortcut” accounting) that results in no accounting earnings volatility.

▪	Almost all of the remaining derivatives received accounting treatment (called “long-haul fair value” accounting) that tends to result in a minimal amount of earnings volatility.

▪	Because the measured market value differences between our derivatives and hedged instruments have been nominal, we believe all of our derivative relationships were highly effective economically in hedging the market risk exposure identified in the hedged instruments.
Other expenses were relatively stable between the first three months of 2006 and the first three months of 2007. Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. Most of the increase in compensation and benefits reflected additional staff, higher salaries for existing staff, and the rising cost of employee benefits.
REFCORP and Affordable Housing Program Assessments
REFCORP is assessed at 20 percent of net earnings before the Affordable Housing Program. The Affordable Housing Program expense is assessed at the greater of an aggregate of $100 million for the FHLBank System or 10 percent of net earnings after REFCORP, before the Affordable Housing Program expense and before interest on mandatorily redeemable capital stock. Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.7 percent effective annualized net assessment (“tax”) rate.
In the three months ended March 31, 2007 assessments totaled $23.3 million, which reduced the ROE by 241 basis points, compared to $22.2 million in the same period of 2006, for an ROE reduction of 241 basis points. Although income before assessments improved $5.6 million from the three months ended March 31, 2006 to the same period in 2007, the total assessment increased only $1.1 million because the interest on mandatorily redeemable capital stock (which does not affect the assessment for the Affordable Housing Program) was $4.4 million higher in the 2006 period.
Segment Information
Note 12 of the Notes to Financial Statements presents general information on the two operating business segments we have identified. It is important to note that we dynamically manage our financial operations and market risk exposure primarily at the level of, and within the context of, the entire balance sheet, rather than at the level of individual operating business segments. Under this holistic approach, the market risk/return profile of each operating business segment does not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes the segments’ operating results for the periods selected. The ROE changes are summarized below and discussed in more detail in the “Net Interest Income” section.

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
Three Months Ended March 31, 2007

Net interest income	$76	$23	$99

Net income	$48	$16	$64

Average assets	$72,224	$9,993	$82,217

Assumed average capital allocation	$3,442	$476	$3,918

Return on Average Assets (1)	0.27%	0.63%	0.32%

Return on Average Equity (1)	5.71%	13.23%	6.63%

Three Months Ended March 31, 2006

Net interest income	$73	$20	$93

Net income	$47	$13	$60

Average assets	$70,965	$9,652	$80,617

Assumed average capital allocation	$3,283	$447	$3,730

Return on Average Assets (1)	0.26%	0.56%	0.30%

Return on Average Equity (1)	5.72%	12.04%	6.48%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
For this segment, the one basis point decrease in the ROE from the three months ended March 31, 2006 to the three months ended March 31, 2007 reflects the following factors:
▪	Favorable factors: The higher short-term interest rate environment improved earnings from funding a portion of interest-earning assets with interest-free capital.

▪	Unfavorable factors: A substantial amount of low cost debt related to mortgage-backed securities was retired; book spreads to funding costs on new mortgage-backed securities continued to be relatively narrow; and prepayment fees on Advances decreased $2 million.

▪	Neutral factors: Net amortization under SFAS 91 was relatively similar.

Mortgage Purchase Program Segment
For this segment, the 119 basis points increase in the ROE from the three months ended March 31, 2006 to the same period in 2007 reflects the following factors:
▪	Favorable factors: In both periods, there was a larger principal amount of Consolidated Obligations than mortgage loans. Therefore, the segment’s balance sheet had a relatively large balance of short-term assets (assumed to be overnight Federal funds). The higher short-term interest rate environment in the first quarter of 2007 compared to the first quarter of 2006 increased the earnings from the Federal funds assets as well as from funding with interest-free capital.

▪	Unfavorable factors: The same unfavorable factors affected the Mortgage Purchase Program segment as the Traditional Member Finance segment, except for Advance prepayment fees.

▪	Neutral factors: Net amortization under SFAS 91 was relatively similar.
Most of the increase in the profitability of this segment was the result of the increase in short-term interest rates combined with the larger amount of debt relative to mortgage loan assets. Without these factors, the segment’s profitability would have decreased substantially because of the maturity of low cost debt and the continued purchase of new mortgage assets at relatively narrow spreads to funding costs. The overfunding occurred, in part, from our strategy maintained in the last two years to maintain a lower market risk exposure on the entire balance sheet. We implemented most of this strategy in this segment. We believe it is important to monitor the segment’s profitability excluding the effect of the combination of higher short-term interest rates and the overfunding, because its long-term expected profitability is unrelated to these two factors.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
We believe that business risk and market risk are the most significant risks we face. Business risk is the potential adverse impact on achievement of our mission objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we have limited control or influence. A significant business risk arose in the first quarter of 2006 in the form of the Finance Board’s proposed Capital Rule, which became final on January 29, 2007. The final Rule is discussed in the “Executive Overview.” We believe there were no other developments in the first quarter of 2007 regarding our business risks or risk factors identified in our 2006 Form 10-K besides the ones discussed in that section.
Market Risk
Our primary challenges in managing and controlling long-term market risk exposure and the level and volatility of earnings arise from the tradeoff between earning a competitive return and correlating profitability with short-term interest rates, and from owning mortgage assets on which we have effectively sold prepayment options. We hedge the market risk of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. We also manage market risk by charging members prepayment fees on many Advance programs where an early termination of an Advance results in an economic loss.
Our Financial Management Policy has five sets of limits regarding market risk exposure. These policy limits relate primarily to long-term market risk exposure. Except for the capital leverage requirement, with which we comply daily, we determine our compliance with these policy limits at every month end or more frequently if market or business conditions change significantly. As discussed in the “Business Related Developments and Update on Risk Factors” section of the “Executive Overview,” at its April 19, 2007 meeting our Board of Directors approved narrowing our policy limits for the market value of equity sensitivity, duration of equity, and mortgage assets portfolio. The limits described below reflect these changes.
▪	Capital leverage. Finance Board Regulations require us to maintain at least a 4.00 percent regulatory capital-to-assets ratio. We have adopted a more restrictive additional limit in our Financial Management Policy, requiring us to maintain a quarterly average ratio of at least 4.20 percent.

▪	Market Value of Equity Sensitivity. The market value of equity (for the entire balance sheet) must be between positive and negative 15 percent of the current balance sheet’s market value of equity in two hypothetical interest rate scenarios: up 200 basis points and down 200 basis points from the current interest rate environment. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

▪	Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment must be between positive and negative six years. In addition, the duration of equity in up and down 200 basis points interest rate shocks must be within positive and negative eight years.

▪	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive three percent and negative three percent in each of up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities with no capital allocation.

▪	Risk-Based Capital. Finance Board Regulations require that total permanent capital, which includes retained earnings plus the regulatory amount of all Class B capital stock (including mandatorily redeemable stock), must be at least equal to the amount of risk-based capital. Risk-based capital is the sum of market risk, credit risk, and operational risk as specified by the Regulations.
We complied with each of these policy limits throughout the first three months of 2007. In addition, Finance Board Regulations specify additional controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold.
Capital Leverage
See the “Capital Resources” section of the “Analysis of Financial Condition” for information on our compliance with the policy limits for capital leverage.
Market Value of Equity and Duration of Equity
The market value of equity sensitivity and the duration of equity are two of the measures we use to indicate the expected long-term correlation, in present value terms, between interest rate movements and earnings (i.e., ROE). If the ROE and short-term interest rates were perfectly correlated, the market value of equity would also have a strong positive correlation with interest rates. However, because of the need to generate a competitive return on stockholders’ capital investment and because of mortgage prepayment optionality, there is normally an inverse correlation between the ROE and interest rates. Our market value of equity sensitivity also tends to exhibit this inverse correlation. In some cases, the market value of equity decreases for both increases and decreases in interest rates. The duration of equity indicates the expected change in the market value of equity from a change in interest rates. It can represent the weighted average amount of time until the principal and interest of a financial instrument is able to be reinvested. This time-to-reinvest concept relates to the market value sensitivity of a financial instrument because the amount of sensitivity directly corresponds to how long one must wait to reinvest an instrument’s principal and interest cash flows in the current interest rate environment.
The following table presents the market value of equity sensitivity profile of the entire balance sheet for selected periods and interest rate shocks (in basis points).

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Average
Market Value of Equity	$3,824	$4,037	$4,061	$4,028	$3,963	$3,875	$3,688
% Change from Flat Case	(5.1)%	0.2%	0.8%	-	(1.6)%	(3.8)%	(8.4)%
2006 Full-Year Average
Market Value of Equity	$3,881	$4,005	$3,996	$3,949	$3,880	$3,800	$3,633
% Change from Flat Case	(1.7)%	1.4%	1.2%	-	(1.7)%	(3.8)%	(8.0)%

March 31, 2007
Market Value of Equity	$3,756	$3,987	$4,019	$3,988	$3,923	$3,835	$3,646
% Change from Flat Case	(5.8)%	0.0%	0.8%	-	(1.6)%	(3.8)%	(8.6)%
December 31, 2006
Market Value of Equity	$3,852	$4,053	$4,073	$4,043	$3,983	$3,905	$3,732
% Change from Flat Case	(4.7)%	0.2%	0.7%	-	(1.5)%	(3.4)%	(7.7)%

The following table presents the duration of equity for selected periods and interest rate shocks (in basis points).

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Average	(6.5)	(2.6)	0.6	2.8	4.2	4.9	5.1
2006 Full-Year Average	(4.9)	(0.5)	1.6	3.1	4.1	4.6	4.7

March 31, 2007	(6.6)	(3.1)	0.5	2.9	4.4	5.2	5.4
December 31, 2006	(6.3)	(2.4)	0.5	2.4	3.8	4.5	4.8
These measures of market risk exposure were well within our current and former policy limits throughout the first three mo(nths of 2007 and in all of 2006. We believe that having adequate flexibility within the limits enables us to effectively manage the tradeoffs between market risk and return over time. Throughout the first three months of 2007, as in 2006, despite a degree of volatility caused by fluctuations in long-term interest rates, our market risk exposure was relatively stable and, we believe, modest.
Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for most of our market risk exposure because of its prepayment optionality that we cannot completely hedge at an acceptable profit. We analyze the mortgage assets portfolio both together with and separately from the entire balance sheet. The portfolio includes: both settled and traded-not-yet-settled mortgage-backed securities, including pass-through securities and collateralized mortgage obligations; unpaid principal balances and Mandatory Delivery Contracts under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; and to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts.
The following table presents the net asset market value sensitivity of the mortgage assets portfolio for selected periods and interest rate shocks (in basis points). We complied with the policy limits on the market risk exposure of this portfolio throughout the first three months of 2007 and in all of 2006.

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Average	(1.2)%	0.0%	0.1%	-	(0.3)%	(0.7)%	(1.5)%
2006 Full-Year Average	(0.6)%	0.1%	0.2%	-	(0.3)%	(0.6)%	(1.3)%

March 31, 2007	(1.1)%	0.0%	0.1%	-	(0.2)%	(0.5)%	(1.2)%
December 31, 2006	(1.2)%	(0.1)%	0.1%	-	(0.2)%	(0.6)%	(1.4)%

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

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Average
% Change Market Value of Equity	(28.2)%	(1.1)%	2.8%	-	(6.8)%	(15.8)%	(35.5)%
Duration of Equity	(44.4)	(15.6)	(0.1)	10.4	17.8	23.2	30.8
2006 Full-Year Average
% Change Market Value of Equity	(13.2)%	3.2%	3.7%	-	(6.4)%	(14.2)%	(30.7)%
Duration of Equity	(31.0)	(6.2)	3.3	10.5	15.7	19.4	24.3

March 31, 2007
% Change Market Value of Equity	(29.5)%	(2.1)%	2.4%	-	(6.6)%	(15.5)%	(34.9)%
Duration of Equity	(42.8)	(17.1)	(1.0)	9.9	17.4	22.8	29.7
December 31, 2006
% Change Market Value of Equity	(27.1)%	(1.6)%	2.1%	-	(5.7)%	(13.8)%	(31.4)%
Duration of Equity	(40.3)	(13.3)	(0.2)	8.5	15.1	19.9	26.1
The tables show that, for the periods presented, the market risk exposure of the mortgage asset portfolio had similar trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had a greater amount of exposure.
Risk-Based Capital Regulatory Requirements
The GLB Act and Finance Board Regulations require us to hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. The amount of our total permanent capital, defined as retained earnings plus the regulatory amount of Class B Stock including mandatorily redeemable stock, must be at least equal to the amount of risk-based capital, measured as the sum of market risk, credit risk, and operational risk. In accordance with this regulation, market risk is measured as the sum of the following two items:
▪	The market value of equity at risk is determined from simulations using movements in interest rates and interest rate volatility that could occur during times of market stress, based on value-at-risk analysis.

▪	The amount, if any, by which our current base-case market value of equity is less than 85 percent of the book value of total capital.
Credit risk is measured for each asset and derivative using formulaic assignments based on actual histories of corporate defaults for different asset classes. Operational risk is specified to be 30 percent of the sum of market risk and credit risk.

The following table shows for the dates and period indicated the monthly average and period-end composition of risk-based capital and the amount of risk-based capital relative to the actual amount of permanent capital.

(Dollars in millions)		Monthly Average
	Quarter End	Three Months Ended	Year End
	March 31, 2007	March 31, 2007	2006

Market risk-based capital	$278	$294	$246
Credit risk-based capital	203	204	198
Operational risk-based capital	144	149	133

Total risk-based capital requirement	625	647	577
Total permanent capital	3,943	4,023	4,050

Excess permanent capital	$3,318	$3,376	$3,473

Risk-based capital as a percent of permanent capital	15.9%	16.1%	14.2%

On March 31, 2007, we had $3,943 million of permanent capital eligible to meet our risk-based capital requirement of $625 million. As represented by the table above, the risk-based capital requirement historically has not been a binding constraint on our operations, and therefore, we do not use it to actively manage our market risk exposure. We expect this to continue in the future. However, we do monitor its trends within our internal process of market risk analysis.
Use of Derivatives in Risk Management
In the first three months of 2007, as in prior years, we used derivatives for the following hedging purposes:
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
The terms and characteristics of the derivatives closely or exactly match those of the hedged Advances and Consolidated Obligations, including most importantly the dollar amount, final maturity, option characteristics, and coupon interest rate. Generally, we use derivatives to hedge all Advances that have embedded interest rate options that we have purchased or sold. (Exceptions to this practice are the small amount of Mortgage-Related Advances.) Therefore, the volatility in the market value of equity and earnings from application of SFAS 133 has historically been minimal.

The following table presents on the dates indicated the notional principal amounts of the derivatives used to hedge other instruments.

		March 31,	December 31,	March 31,
(In millions)		2007	2006	2006

Hedged Item	Hedging Instrument
Consolidated Obligations	Interest rate swap	$25,805	$26,485	$26,084
Convertible Advances	Interest rate swap	4,449	4,485	6,083
Putable Advances	Interest rate swap	4,905	444	5
Advances with purchased caps and/or floors	Interest rate swap	10	10	10
Regular Fixed-Rate Advances	Interest rate swap	365	365	240
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	139	86	65

Total based on Hedged Item (1)		$35,673	$31,875	$32,487

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
We transact interest rate swaps to hedge the first five items in the table. We use a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities in order to hedge Mandatory Delivery Contracts. The increase in the notional principal amount of swaps hedging Putable Advances reflects growth in that program, especially a $4 billion transaction made to one member in January 2007.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship on the dates indicated. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	March 31,	December 31,	March 31,
(In millions)	2007	2006	2006

Shortcut (Fair Value) Treatment
Advances	$5,270	$809	$245
Mortgage Purchase Program	-	-	-
Investments	-	-	-
Consolidated Obligations	23,485	23,470	20,764

Total	28,755	24,279	21,009
Long-haul (Fair Value) Treatment
Advances	4,424	4,475	6,083
Mortgage Purchase Program	-	-	-
Investments	-	-	-
Consolidated Obligations	2,270	3,015	5,320

Total	6,694	7,490	11,403
Economic Hedges
Advances	35	20	10
Mandatory Delivery Contracts	159	107	87
To-be-announced mortgage-backed securities hedges	139	86	65
Investments	-	-	-
Consolidated Obligations	50	-	-

Total	383	213	162

Total Derivatives	$35,832	$31,982	$32,574

Our interest rate swaps which hedge Advances or Consolidated Obligations are normally eligible for fair value hedge accounting in accordance with SFAS 133. Fair value hedge accounting can be either shortcut treatment or long-haul treatment. We received shortcut accounting treatment on $28.8 billion (80 percent) of total derivative transactions outstanding as of March 31, 2007. Shortcut accounting permits the assumption of no hedge ineffectiveness, resulting in no effect from these derivatives transactions on earnings and capital. The increase in Advance hedges receiving shortcut accounting treatment reflects the increase in Putable Advances.
We designated $6.7 billion (19 percent) of derivatives as long-haul fair value hedges. For these, we are permitted to offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the risk being hedged in the hedged instruments, as long as certain conditions apply. The increase in the notional principal amount of Consolidated Obligation hedges receiving shortcut accounting, and the corresponding decrease in the amount receiving long-haul accounting, resulted primarily from the discontinued use of interest rate swaps having deferred fees. We account for swaps having deferred fees as long-haul hedges.
The remaining $383 million (1 percent) of derivatives are economic hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument but that does not qualify for hedge accounting treatment or for which the FHLBank has not designated it in such a qualifying hedge relationship. The fair value changes in these economic hedge relationships tend to closely offset each other, as designed.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, delayed receipt of interest and principal, or counterparties’ nonpayment of interest due on derivative transactions. We believe we have limited exposure to credit risk. Therefore, we have not established a loan loss reserve for any assets.
Credit Services
We manage credit risk exposure from our lending activity through various forms and degrees of collateralization, credit underwriting, valuation of collateral, physical collateral review, and collateral perfection. The terms and conditions of members’ borrowing relationships are determined by criteria specified in our Credit Policy. We have aggressive processes to identify and manage credit risk, including very conservative collateralization of member borrowings. Most of our collateral is 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Because of these factors and the fact that we have never experienced a credit related loss or Advance payment delinquency, we have not established a loan loss reserve for Credit Services.
The following table shows our distribution of internal credit ratings assigned to member and non-member borrowers as of March 31, 2007.

(Dollars in millions)
	All Members and Borrowing
	Nonmembers		All Borrowers
Member		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number (1)	Capacity	Number	Outstanding	Capacity
1	174	$49,826	108	$20,627	$48,200
2	198	29,414	142	15,385	28,725
3	238	16,349	196	5,750	15,458
4	111	12,540	85	6,919	12,370
5	15	359	12	176	350
6	12	305	9	168	305
7	6	52	6	35	51

Total	754	$108,845	558	$49,060	$105,459

(1)	Includes 12 borrowing nonmembers as of March 31, 2007.
The data in the table are based on our credit underwriting processes. The left side shows the borrowing capacity of both secured members and secured non-member borrowers (former members with remaining outstanding Advances or Letters of

Credit). The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. A small number of borrowers (4.8 percent) and very little borrowing capacity (0.7 percent) were related to institutions with credit ratings below 4. For total members and borrowing nonmembers, 81 percent had credit ratings of 1, 2, or 3, and 96 percent had one of the top 4 credit ratings. These percentages were similar for all borrowers.
Mortgage Purchase Program
Although we use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include, in order of priority, primary mortgage insurance, the Lender Risk Account (for conventional loans only), and Supplemental Mortgage Insurance (for conventional loans only) purchased by the PFI from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, private mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level. Details on the Lender Risk Account are available in the 2006 Form 10-K.
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
The following table presents changes in the Lender Risk Account during the first quarter of 2007. The amount of loss claims was insignificantly different from zero.

Three Months Ended
(In millions)	March 31, 2007

Lender Risk Account at December 31, 2006	$46
Additions	1
Claims	-
Scheduled distributions	-

Lender Risk Account at March 31, 2007	$47

On March 31, 2007, 17 percent of our acquired mortgage loans and Mandatory Delivery Contracts were backed by the FHA. These loans have a 100 percent U.S. government guarantee and, therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance.
The following table shows two measures of the conventional loan portfolio’s credit quality as of March 31, 2007.

	Percent			Percent
Loan-to-Value	of Principal	FICO Score		of Principal

<= 60%	23%	< 620		0%
> 60% to 70%	19	620 to < 660		5
> 70% to 80%	50	660 to < 700		12
> 80% to 90%	5	700 to < 740		20
> 90%	3	>= 740		63

Weighted Average	69%	748	Total	100%

The data on the distribution of the loan-to-value ratios and the credit scores provided by Fair Isaac and Company (FICO) are from origination dates of the loans weighted by unpaid principal. The distributions and averages for each category were almost identical to those at the end of 2006. We believe the data on the loan-to-value ratios and FICO scores are another indication that the Mortgage Purchase Program has a favorable credit quality.
Another indication of credit quality is data on actual delinquencies. On March 31, 2007, the Program had $10 million (0.1 percent) of conventional principal and $33 million (2.2 percent) of FHA principal that were 90 days or more delinquent and not in foreclosure. These rates were below the national average delinquency rates of 0.3 percent for conventional principal and 3.0 percent for FHA principal, measured by the most recent Mortgage Bankers Association National Delinquency Survey. There were no loans on nonaccrual status. Because of the credit enhancements on conventional loans and the government guarantee on FHA loans, we believe we have little, if any, exposure to loans on delinquent status.
Investments
Most money market investments are unsecured and therefore present a credit risk exposure. Our Financial Management Policy permits us to invest in only highly rated counterparties. It also specifies restrained limits on the amount of unsecured credit exposure we are permitted to extend to individual and affiliated counterparties. Each counterparty’s limit is based on its long-term counterparty credit ratings from national rating agencies and on percentages, which vary by credit rating category, of the lesser of our total capital or the counterparty’s Tier 1 capital.
The following table presents for the dates indicated the par amount of unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services. The table excludes securities repurchased under resale agreements, which are secured. The differences between the two periods reflect normal daily fluctuation in our investment activity.

	March 31, 2007	December 31, 2006
(In millions)
Aaa/AAA	$500	$891
Aa/AA	10,348	12,987
A	3,950	3,485
Baa/BBB	-	-

Total	$14,798	$17,363

Our Financial Management Policy also establishes conservative guidelines for our investment in mortgage-backed securities. Substantially all of these are GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by the Ginnie Mae. These securities continued to carry long-term debt ratings of triple-A from Moody’s, Standard & Poor’s, and Fitch. We have never held any asset-backed securities. On March 31, 2007, we held only $398 million of private label mortgage-backed securities. Although these securities carry greater credit risk than GSE and agency mortgage-backed securities, the ones we own all have triple-A ratings, carry increased subordination, and consist of residential fixed-rate mortgage loans.
A credit event for an investment security could be triggered from default or delayed payments on principal or interest payments or from a security’s rating downgrade that results in a realized market value loss. Because of our conservative policies and practices related to investment activities, we believe credit risk exposure from our investments portfolio is nominal.
As indicated in Notes 3 and 4 to the Notes to Financial Statements, as of March 31, 2007 and December 31, 2006, our available-for-sale securities portfolio and held-to-maturity securities portfolio had unrealized losses. This was due to the generally higher level of interest rates on these dates, compared to the interest rate levels when we purchased the securities. We have determined that all the unrealized losses for these portfolios were temporary, reflecting movements in interest rates, and not deterioration of the creditworthiness of the issuers or of the underlying collateral. We believe it is probable we will be able to collect all amounts due according to the contractual terms of the individual securities in these portfolios. Additionally, we have the intent, as well as sufficient liquidity, to hold the securities to their final payments, which will result in full recovery of the unrealized losses.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments or defaults. This could result in us having to replace the derivative transaction with that from another counterparty on less favorable terms. Our amount of credit risk exposure to a counterparty equals the positive net mark-to-market value of all derivatives outstanding with the counterparty. Our Financial Management Policy limits credit exposure to each derivative counterparty based on the counterparty’s amount of capital and creditworthiness.
The table below presents the net market value exposure as of March 31, 2007 for interest rate swap derivatives outstanding.
(Dollars in millions)

			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure

Aaa/AAA	-	$-	$-	$-	$-	$-
Aa/AA	12	24,162	2	(11)	-	(9)
A	4	11,372	(35)	(12)	2	(45)

Total	16	$35,534	$(33)	$(23)	$2	$(54)

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
The 16 counterparties with whom we had interest rate swaps outstanding had $54 million of net market value exposure to us. None of our counterparties carried a long-term credit rating lower than A- from a national rating agency. Because of the collateralization process, strong credit quality and ratings on our derivative counterparties, we do not expect any credit losses on our derivative transactions.
Liquidity Risk and Contractual Obligations
Liquidity Information
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing liquidity is through participation in the issuance of FHLBank System Consolidated Obligation debt. As shown on the Statements of Cash Flows, in the three months ended March 31, 2007 our share of participations in debt issuance was $157.5 billion of Consolidated Discount Notes and $10.0 billion of Consolidated Bonds.
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
Based on the excess liquidity indicated in the standard measures presented below and based on our ability to access the capital markets for debt issuance, we believe we had sufficient liquidity reserves on each day in the first quarter of 2007.
Contingency Liquidity Requirement
To meet the contingency liquidity requirement, we must hold sources of liquidity, in the event our access to the capital markets is impeded for seven business days, in an amount at least equal to the sum of the following items:
▪	100 percent of liabilities maturing or called in the next seven business days (net of liabilities issued, not yet settled);

▪	100 percent of assets traded, not yet settled, and Advance commitments with settlement dates within the next seven business days;

▪	100 percent of Advances maturing within the next seven business days; and

▪	a hypothetical three percent increase in Advances, computed based on recent balance experience.
Sources of liquidity for the contingency liquidity requirement include the following:
▪	cash;

▪	overnight Federal funds, overnight deposits, self-liquidating term Federal funds (maturing in the next seven business days), 95 percent of the market value of available-for-sale negotiable securities, 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities, and certain other investments as detailed in our Financial Management Policy;

▪	Advances maturing within the next seven business days; and

▪	principal and interest payments to be received within the next seven business days on mortgage-backed securities.
The following table presents the components of the contingency liquidity requirement on the dates indicated.

	March 31,	December 31,
Contingency Liquidity Requirement (In millions)	2007	2006

Total Contingency Liquidity Reserves	$29,483	$29,409
Total Requirement	(15,558)	(16,427)

Excess Contingency Liquidity Available	$13,925	$12,982

Deposit Reserve Requirement
To support our member deposits, we are required to meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement on the dates indicated.

	March 31,	December 31,
Deposit Reserve Requirement (In millions)	2007	2006

Total Eligible Deposit Reserves	$46,871	$44,504
Total Member Deposits	(1,202)	(926)

Excess Deposit Reserves	$45,669	$43,578

Investment Liquidity Requirement
Our liquidity guidelines also require us to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement on the dates indicated.

	March 31,	December 31,
Daily Liquidity Requirement (In millions)	2007	2006

Total Eligible Investments	$12,896	$14,686
Total Reserve Requirement	(4,675)	(4,669)

Excess Daily Liquidity Reserves	$8,221	$10,017

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of March 31, 2007 according to their expiration terms or payment due dates. We expect that we will continue to have sufficient liquidity to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$19,979	$19,612	$6,816	$8,165	$54,572
Mandatorily redeemable capital stock	-	3	28	-	31
Other long-term obligations (term deposits) – par	156	4	-	-	160
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	2	2	7

Total Contractual Obligations before off-balance sheet items	20,136	19,621	6,846	8,167	54,770

Off-balance sheet items (1)
Commitments to fund additional Advances	7	-	-	-	7
Standby Letters of Credit	3,347	82	42	53	3,524
Standby bond purchase agreements	27	118	94	-	239
Commitments to fund mortgage loans	159	-	-	-	159
Unused line of credits and other commitments	-	-	-	-	-
Consolidated Obligations traded, not yet settled	22	2,433	50	85	2,590

Total off-balance sheet items	3,562	2,633	186	138	6,519

Total Contractual Obligations and off-balance sheet items	$23,698	$22,254	$7,032	$8,305	$61,289

(1)	Represents notional amount of related off-balance sheet obligations.
Operational Risk
We believe there were no material developments regarding our exposure to operational risk in the three months ended March 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.
Item 4T. Controls and Procedures.
As of March 31, 2007, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, these two officers each concluded that as of March 31, 2007, the FHLBank maintained effective disclosure controls and procedures to ensure that material information is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported by management on a timely basis in order to comply with the FHLBank’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
As of March 31, 2007, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the captions “Executive Overview – Outlook, Challenges and Opportunities” and “Primary Business Related Developments and Update on Risk Factors – Proposed Capital Rule” in Part I, Item 2, of this filing.
Item 6. Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of May 2007.
FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Senior Vice President, Controller (principal financial officer)

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