Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Cincinnati
filed 2007-08-10
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Yes [X] No [   ]
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
     Yes [   ] No [X]
As of July 31, 2007, the registrant had 36,896,821 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$10,303	$4,022
Interest-bearing deposits	6,885,197	6,535,562
Securities purchased under agreements to resell	100,000	1,150,000
Federal funds sold	6,599,500	9,641,700
Trading securities	4,065	4,602
Available-for-sale securities (a)	790,488	1,188,450
Held-to-maturity securities includes $0 and $0 pledged as collateral at June 30, 2007 and December 31, 2006, respectively, that may be repledged (b)	12,120,015	12,099,348
Advances	47,331,122	41,956,538
Mortgage loans held for portfolio, net	8,809,373	8,460,716
Accrued interest receivable	320,068	300,555
Premises, software, and equipment	8,463	8,412
Derivative assets	63,721	12,555
Other assets	26,006	24,210

TOTAL ASSETS	$83,068,321	$81,386,670

LIABILITIES AND CAPITAL
Deposits:
Interest bearing	$1,142,138	$926,874
Non-interest bearing	315	360

Total deposits	1,142,453	927,234

Consolidated Obligations, net:
Discount Notes	19,822,398	21,946,379
Bonds	57,260,464	53,239,244

Total Consolidated Obligations, net	77,082,862	75,185,623

Mandatorily redeemable capital stock	32,374	137,109
Accrued interest payable	583,609	559,358
Affordable Housing Program	100,292	96,240
Payable to REFCORP	17,629	17,205
Derivative liabilities	66,641	107,559
Other liabilities	83,247	449,493

Total liabilities	79,109,107	77,479,821

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
36,923 and 36,576 shares at June 30, 2007 and December 31, 2006, respectively	3,692,282	3,657,645
Retained earnings	272,952	255,529
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	(226)	(531)
Other	(5,794)	(5,794)

Total capital	3,959,214	3,906,849

TOTAL LIABILITIES AND CAPITAL	$83,068,321	$81,386,670

(a)	Amortized cost: $790,714 and $1,188,981 at June 30, 2007 and December 31, 2006, respectively.
(b)	Fair values: $11,739,656 and $11,822,438 at June 30, 2007 and December 31, 2006, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Advances	$616,324	$551,691	$1,211,735	$1,061,584
Prepayment fees on Advances, net	2,114	336	2,329	2,304
Interest-bearing deposits	98,259	56,256	181,653	107,458
Securities purchased under agreements to resell	4,135	7,691	15,316	15,636
Federal funds sold	82,270	71,116	181,038	151,650
Trading securities	62	68	123	135
Available-for-sale securities	15,105	15,095	26,404	28,505
Held-to-maturity securities	143,226	141,618	286,178	282,885
Mortgage loans held for portfolio	116,858	107,328	228,439	214,911
Loans to other FHLBanks	59	135	59	374

Total interest income	1,078,412	951,334	2,133,274	1,865,442

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	270,513	207,251	579,286	425,400
Consolidated Obligations – Bonds	686,311	635,206	1,318,976	1,223,225
Deposits	13,995	10,368	26,778	19,861
Borrowings from other FHLBanks	-	20	-	20
Mandatorily redeemable capital stock	507	3,183	2,075	9,118
Other borrowings	-	7	-	7

Total interest expense	971,326	856,035	1,927,115	1,677,631

NET INTEREST INCOME	107,086	95,299	206,159	187,811

OTHER INCOME:
Service fees	320	326	635	640
Net loss on trading securities	(14)	(6)	(5)	(18)
Net (loss) gain on derivatives and hedging activities	(260)	1,258	(1,511)	1,380
Other, net	1,012	471	1,883	1,106

Total other income	1,058	2,049	1,002	3,108

OTHER EXPENSE:
Salaries and benefits	6,303	6,012	12,761	12,294
Other operating	3,096	2,928	6,250	5,804
Finance Board	740	796	1,480	1,592
Office of Finance	559	440	1,456	1,138
Other	1,410	2,651	1,841	3,829

Total other expense	12,108	12,827	23,788	24,657

INCOME BEFORE ASSESSMENTS	96,036	84,521	183,373	166,262

Affordable Housing Program	7,891	7,224	15,181	14,502
REFCORP	17,629	15,459	33,638	30,352

Total assessments	25,520	22,683	48,819	44,854

NET INCOME	$70,516	$61,838	$134,554	$121,408

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Six Months Ended June 30, 2007 and 2006
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2005	35,035	$3,503,481	$207,785	$(2,204)	$3,709,062
Proceeds from sale of capital stock	165	16,471			16,471
Net reclassified to mandatorily redeemable capital stock	(884)	(88,387)			(88,387)

Comprehensive income:
Net income			121,408		121,408
Other comprehensive income:
Net unrealized gain on available-for-sale securities				(1,434)	(1,434)

Total other comprehensive income				(1,434)	(1,434)

Total comprehensive income					119,974

Dividends on capital stock:
Cash			(75)		(75)
Stock	1,007	100,688	(99,785)		903

BALANCE, JUNE 30, 2006	35,323	$3,532,253	$229,333	$(3,638)	$3,757,948

BALANCE, DECEMBER 31, 2006	36,576	$3,657,645	$255,529	$(6,325)	$3,906,849
Proceeds from sale of capital stock	458	45,753			45,753
Net reclassified to mandatorily redeemable capital stock	(111)	(11,116)			(11,116)

Comprehensive income:
Net income			134,554		134,554
Other comprehensive income:
Net unrealized loss on available-for-sale securities				305	305

Total other comprehensive income				305	305

Total comprehensive income					134,859

Dividends on capital stock:
Cash			(117,131)		(117,131)

BALANCE, JUNE 30, 2007	36,923	$3,692,282	$272,952	$(6,020)	$3,959,214

*Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:

Net income	$134,554	$121,408

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	49	(27,906)
Change in net fair value adjustment on derivative and hedging activities	(18,881)	(36,837)

Other adjustments	-	9,118

Net change in:
Trading securities	537	906
Accrued interest receivable	(19,513)	(37,955)
Other assets	(2,697)	(435)
Accrued interest payable	24,251	74,298
Other liabilities	9,648	4,945

Total adjustments	(6,606)	(13,866)

Net cash provided by operating activities	127,948	107,542

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	(349,635)	1,799,844
Securities purchased under agreements to resell	1,050,000	500,000
Federal funds sold	3,042,200	579,900
Premises, software and equipment	(1,196)	(1,116)

Available-for-sale securities:
Proceeds	37,181,000	55,015,000
Purchases	(36,756,328)	(55,482,974)

Held-to-maturity securities:
Net decrease in short-term	(312)	(168)
Proceeds from long-term	1,088,060	1,087,988
Purchases of long-term	(1,476,605)	(674,869)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Advances:
Proceeds	$994,651,624	$942,052,718
Made	(1,000,085,909)	(945,962,889)

Mortgage loans held for portfolio:
Proceeds	538,550	555,246
Purchases	(893,920)	(527,767)

Net cash used in investing activities	(2,012,471)	(1,059,087)

FINANCING ACTIVITIES:

Net increase (decrease) in deposits and pass-through reserves	215,219	(65,482)

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	290,659,639	443,729,701
Bonds (including $0 and $0 transferred from other FHLBanks)	22,046,684	8,291,172

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(292,800,515)	(442,544,764)
Bonds	(18,042,994)	(8,096,730)

Proceeds from issuance of capital stock	45,753	16,471
Payments for redemption of mandatorily redeemable capital stock	(115,851)	(379,561)
Cash dividends paid	(117,131)	(75)

Net cash provided by financing activities	1,890,804	950,732

Net increase (decrease) in cash and cash equivalents	6,281	(813)
Cash and cash equivalents at beginning of the period	4,022	4,948

Cash and cash equivalents at end of the period	$10,303	$4,135

Supplemental Disclosures:

Interest paid	$1,894,516	$1,628,682

AHP payments, net	$11,129	$15,702

REFCORP assessments paid	$33,214	$30,666

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1— Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2007 are not necessarily indicative of operating results for the remainder of the year.
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
Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of June 30, 2007 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$790,714	$-	$(226)	$790,488

Available-for-sale securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$1,188,981	$-	$(531)	$1,188,450

All securities outstanding with gross unrealized losses at June 30, 2007 were short-term securities with terms of less than 12 months.
The FHLBank reviewed its available-for-sale securities at June 30, 2007 and determined that the unrealized losses reflected above were temporary, based on the creditworthiness of the issuers and the underlying collateral, if applicable. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at the dates indicated are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$790,714	$790,488	$1,188,981	$1,188,450

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of June 30, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises	$25,082	$4	$-	$25,086
State or local housing agency obligations	20,060	32	(112)	19,980

Mortgage-backed securities:
U.S. agency obligations – guaranteed	21,465	-	(368)	21,097
Government-sponsored enterprises	11,672,065	1,523	(368,203)	11,305,385
Other	381,343	-	(13,235)	368,108

Total mortgage-backed securities	12,074,873	1,523	(381,806)	11,694,590

Total	$12,120,015	$1,559	$(381,918)	$11,739,656

Held-to-maturity securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises	$24,770	$6	$-	$24,776
State or local housing agency obligations	23,915	242	(4)	24,153

Mortgage-backed securities:
U.S. agency obligations – guaranteed	27,599	-	(510)	27,089
Government-sponsored enterprises	11,607,132	2,145	(268,355)	11,340,922
Other	415,932	-	(10,434)	405,498

Total mortgage-backed securities	12,050,663	2,145	(279,299)	11,773,509

Total	$12,099,348	$2,393	$(279,303)	$11,822,438

The following table summarizes the held-to-maturity securities with unrealized losses as of June 30, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$11,158	$(112)	$-	$-	$11,158	$(112)

Mortgage-backed securities:
U.S. agency obligations – guaranteed	-	-	21,097	(368)	21,097	(368)
Government-sponsored enterprises	3,276,690	(59,204)	7,651,753	(308,999)	10,928,443	(368,203)
Other	-	-	368,108	(13,235)	368,108	(13,235)

Total mortgage-backed securities	3,276,690	(59,204)	8,040,958	(322,602)	11,317,648	(381,806)

Total temporarily impaired	$3,287,848	$(59,316)	$8,040,958	$(322,602)	$11,328,806	$(381,918)

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

	Less than 12 Months		12 Months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$1,886	$(4)	$-	$-	$1,886	$(4)

Mortgage-backed securities:
U.S. agency obligations – guaranteed	-	-	27,089	(510)	27,089	(510)
Government-sponsored enterprises	2,609,254	(12,575)	8,493,601	(255,780)	11,102,855	(268,355)
Other	-	-	405,498	(10,434)	405,498	(10,434)

Total temporarily impaired	$2,611,140	$(12,579)	$8,926,188	$(266,724)	$11,537,328	$(279,303)

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity at the dates indicated are shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$25,082	$25,086	$25,490	$25,497
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	20,060	19,980	23,195	23,432

Total other	45,142	45,066	48,685	48,929

Mortgage-backed securities:
U.S. agency obligations — guaranteed	21,465	21,097	27,599	27,089
Government-sponsored enterprises	11,672,065	11,305,385	11,607,132	11,340,922
Other	381,343	368,108	415,932	405,498

Total mortgage-backed securities	12,074,873	11,694,590	12,050,663	11,773,509

Total	$12,120,015	$11,739,656	$12,099,348	$11,822,438

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net discounts (in thousands) of $15,204 and $8,785 at June 30, 2007 and December 31, 2006.

Note 5—Advances
Redemption Terms. At June 30, 2007 and December 31, 2006, the FHLBank had Advances outstanding, including AHP Advances (see Note 6), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances.

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Original Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$10	5.40	$125	5.42

Due in 1 year or less	15,749,335	5.24	14,604,942	5.17
Due after 1 year through 2 years	5,967,772	5.24	3,940,640	5.17
Due after 2 years through 3 years	5,683,349	5.33	6,779,335	5.32
Due after 3 years through 4 years	4,895,418	5.31	5,452,810	5.49
Due after 4 years through 5 years	8,217,589	4.86	4,712,975	5.27
Thereafter	6,863,852	4.98	6,451,631	4.89

Total par value	47,377,325	5.15	41,942,458	5.20

Commitment fees	(1,606)		(1,795)
Discount on AHP Advances	(33,756)		(33,396)
Discount on Advances	(1,148)		(919)
SFAS 133 hedging adjustments	(9,693)		50,190

Total	$47,331,122		$41,956,538

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2007 and December 31, 2006, the FHLBank had callable Advances (in thousands) of $18,723,749 and $21,221,507.
The following table summarizes Advances at the dates indicated by year of original maturity or next call date for callable Advances (in thousands):

Year of Original Maturity or Next Call	June 30, 2007	December 31, 2006

Overdrawn demand deposit accounts	$10	$125

Due in 1 year or less	30,975,066	32,639,126
Due after 1 year through 2 years	3,585,862	1,461,303
Due after 2 years through 3 years	1,951,475	1,498,856
Due after 3 years through 4 years	1,699,418	1,582,414
Due after 4 years through 5 years	5,777,089	1,296,475
Thereafter	3,388,405	3,464,159

Total par value	$47,377,325	$41,942,458

Through December 2005, the FHLBank offered Convertible Advances. The Convertible Advance programs were replaced with Putable Advance programs in January 2006. With a Putable Advance, the FHLBank purchases an option from the member that allows the FHLBank to terminate the Advance. At June 30, 2007 and December 31, 2006, the FHLBank had Convertible Advances outstanding totaling (in thousands) $4,116,200 and $4,485,200, respectively. At June 30, 2007 and December 31, 2006, the FHLBank had Putable Advances outstanding totaling (in thousands) $5,362,150 and $444,000, respectively.

The following table summarizes Advances at the dates indicated by year of original maturity or next convert date for Convertible Advances and by next put date for Putable Advances (in thousands):

Year of Original Maturity or Next Convert/Put Date	June 30, 2007	December 31, 2006
Overdrawn demand deposit accounts	$10	$125

Due in 1 year or less	24,437,385	19,067,142
Due after 1 year through 2 years	5,907,572	3,831,140
Due after 2 years through 3 years	4,769,649	6,130,635
Due after 3 years through 4 years	3,844,418	4,223,310
Due after 4 years through 5 years	3,773,589	3,921,475
Thereafter	4,644,702	4,768,631

Total par value	$47,377,325	$41,942,458

The following table shows Advance balances at the dates indicated to members holding 5 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2007		December 31, 2006
	Principal	% of Total	Principal	% of Total

Charter One Bank, N.A.	$11,620	24%	$10,772	26%
U.S. Bank, N.A.	11,164	24	6,757	16
Fifth Third Bank	4,040	9	4,048	10
AmTrust Bank (1)	2,592	5	3,971	9

Total	$29,416	62%	$25,548	61%

                 (1) Formerly Ohio Savings Bank.
Interest Rate Payment Terms. The following table details Advances by interest rate payment type at the dates indicated (in thousands):

	June 30, 2007	December 31, 2006

Par amount of Advances:
Fixed-rate	$25,903,566	$18,490,826
Variable-rate	21,473,759	23,451,632

Total	$47,377,325	$41,942,458

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $6,613 and $457 for the three months ended June 30, 2007 and 2006, respectively, and $7,279 and $5,670 for the six months ended June 30, 2007 and 2006, respectively.
Note 6—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the six months ended June 30, 2007 (in thousands):

Balance at December 31, 2006	$96,240
Expense	15,181
Subsidy uses, net	(11,129)

Balance at June 30, 2007	$100,292

Note 7—Mortgage Loans Held for Portfolio
The following table presents information on mortgage loans held for portfolio at the dates indicated (in thousands):

	June 30, 2007	December 31, 2006

Real Estate:
Fixed-rate medium-term single-family mortgages (1)	$1,326,014	$1,414,698
Fixed-rate long-term single-family mortgages	7,408,159	6,963,964

Subtotal fixed rate single-family mortgages	8,734,173	8,378,662

Premiums	96,738	98,804
Discounts	(9,561)	(6,674)
SFAS 133 basis adjustments	(11,977)	(10,076)

Total	$8,809,373	$8,460,716

          (1) Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	June 30, 2007	December 31, 2006

Government-insured loans	$1,437,440	$1,563,548
Conventional loans	7,296,733	6,815,114

Total par value	$8,734,173	$8,378,662

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
The following table presents changes in the Lender Risk Account, which is included in “other liabilities” in the Statements of Condition, for the six months ended June 30, 2007 (in thousands):

Lender Risk Account at December 31, 2006	$45,961
Additions	2,836
Claims	(19)
Scheduled distributions	(235)

Lender Risk Account at June 30, 2007	$48,543

The FHLBank had no nonaccrual loans at June 30, 2007 and December 31, 2006.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At June 30, 2007 and December 31, 2006, the FHLBank had no recorded investments in impaired mortgage loans.

The following table shows unpaid principal balances at the dates indicated to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2007		December 31, 2006
	Principal	% of Total	Principal	% of Total

National City Bank	$5,197	60%	$4,767	57%
Union Savings Bank	2,041	23	2,097	25
Guardian Savings Bank FSB	520	6	517	6

Total	$7,758	89%	$7,381	88%

Note 8—Deposits
The following table details interest bearing and non-interest bearing deposits at the dates indicated (in thousands):

	June 30, 2007	December 31, 2006

Interest bearing:
Demand and overnight	$973,589	$826,873
Term	122,425	88,425
Other	46,124	11,576

Total interest bearing deposits	1,142,138	926,874

Non-interest bearing:
Other	315	360

Total non-interest bearing deposits	315	360

Total deposits	$1,142,453	$927,234

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

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of original maturity (dollars in thousands):

	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Original Maturity	Amount	Rate %	Amount	Rate %

Due in 1 year or less	$23,231,755	4.52	$20,555,348	4.21
Due after 1 year through 2 years	11,693,618	4.81	13,045,230	4.56
Due after 2 years through 3 years	7,440,000	4.89	5,057,000	4.49
Due after 3 years through 4 years	3,777,750	4.78	3,731,000	4.59
Due after 4 years through 5 years	3,289,404	5.15	2,714,750	4.92
Thereafter	7,996,232	4.95	8,315,953	4.93

Total par value	57,428,759	4.74	53,419,281	4.49

Bond premiums	24,106		26,847
Bond discounts	(46,447)		(50,505)
Deferred net loss on terminated hedges	33		62
SFAS 133 hedging adjustments	(145,987)		(156,441)

Total	$57,260,464		$53,239,244

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	June 30, 2007	December 31, 2006
Par amount of Consolidated Bonds:
Non-callable	$31,568,141	$31,267,308
Callable	25,860,618	22,151,973

Total par value	$57,428,759	$53,419,281

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of original maturity or next call date (in thousands):

Year of Original Maturity or Next Call Date	June 30, 2007	December 31, 2006

Due in 1 year or less	$41,928,373	$35,812,848
Due after 1 year through 2 years	5,229,000	7,595,730
Due after 2 years through 3 years	3,165,000	2,677,000
Due after 3 years through 4 years	1,904,750	2,282,000
Due after 4 years through 5 years	1,409,404	1,186,750
Thereafter	3,792,232	3,864,953

Total par value	$57,428,759	$53,419,281

Consolidated Discount Notes. The FHLBank’s participation in Consolidated Discount Notes, all of which have original maturities up to 365 days, at the dates indicated was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate

June 30, 2007	$19,822,398	$19,885,159	5.21%

December 31, 2006	$21,946,379	$22,021,300	5.22%

Note 10—Capital
The following table shows the FHLBank’s compliance with the Finance Board’s capital requirements at the dates indicated (dollars in thousands):

	June 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$754,221	$3,997,608	$576,678	$4,050,283
Total capital-to-assets ratio	4.00%	4.81%	4.00%	4.98%
Total regulatory capital	$3,322,733	$3,997,608	$3,255,467	$4,050,283
Leverage capital-to-assets ratio	5.00%	7.22%	5.00%	7.46%
Leverage capital	$4,153,416	$5,996,412	$4,069,334	$6,075,425
The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	June 30, 2007	December 31, 2006
Due in 1 year or less	$40	$1,252
Due after 1 year through 2 years	294	595
Due after 2 years through 3 years	17,171	573
Due after 3 years through 4 years	11,661	36,729
Due after 4 years through 5 years	3,208	97,960

Total par value	$32,374	$137,109

The FHLBank’s activity for mandatorily redeemable capital stock for the noted period was as follows (in thousands):

Balance, December 31, 2006	$137,109
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	1,116
Other redemptions	10,000
Redemption of mandatorily redeemable capital stock:
Withdrawals	(18,581)
Other redemptions	(97,270)

Balance, June 30, 2007	$32,374

Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2007		December 31, 2006
	Balance	% of Total	Balance	% of Total

U. S. Bank, N.A.	$528	14%	$526	14%
Charter One Bank, N.A.	527	14	582	15
Fifth Third Bank	372	10	372	10
AmTrust Bank (1)	214	6	214	6

National City Bank (2)	203	6

Total	$1,844	50%	$1,694	45%

(1)	Formerly Ohio Savings Bank.
(2)	National City Bank’s capital stock balance (in millions) was $176 or 4.6 % of total capital stock at December 31, 2006.

Note 11—Comprehensive Income
The following table shows the FHLBank’s comprehensive income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$70,516	$61,838	$134,554	$121,408

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(8)	489	305	(1,434)

Total other comprehensive income	(8)	489	305	(1,434)

Total comprehensive income	$70,508	$62,327	$134,859	$119,974

Note 12—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities, or costs by participating employer. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $770,000 and $876,000 in the three months ended June 30, 2007 and 2006, respectively, and $1,539,000 and $1,752,000 in the six months ended June 30, 2007 and 2006, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $135,000 and $124,000 to this Plan in the three months ended June 30, 2007 and 2006, respectively, and $356,000 and $350,000 in the six months ended June 30, 2007 and 2006, respectively.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan that restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) were it not for legal limitations on such benefits. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees. The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above including the related earnings. Contributions for the defined contribution feature of the BEP were $191,000 and $25,000 in the three months ended June 30, 2007 and 2006, and $275,000 and $173,000 in the six months ended June 30, 2007 and 2006, respectively.

Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement health plan for the three and six months ended June 30, 2007 and 2006 were (in thousands):

	Three Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2007	2006	2007	2006

Service cost	$78	$81	$12	$13
Interest cost	217	196	48	45
Amortization of unrecognized prior service benefit	-	(27)	-	-
Amortization of unrecognized net loss	188	330	-	-

Net periodic benefit cost	$483	$580	$60	$58

	Six Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2007	2006	2007	2006

Service cost	$157	$162	$25	$26
Interest cost	435	391	95	89
Amortization of unrecognized prior service benefit	-	(54)	-	-
Amortization of unrecognized net loss	375	661	-	1

Net periodic benefit cost	$967	$1,160	$120	$116

Note 13—Segment Information
The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank’s two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk management, and operational administration. The segments identify the primary ways the FHLBank provides services to member stockholders. The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they have historically been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Income from the Mortgage Purchase Program is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment’s average assets based on the total balance sheet’s capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. Affordable Housing Program and REFCORP assessments are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments under SFAS 133, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the Mortgage Purchase Program’s market risk. All derivatives classified as mandatory delivery commitments and forward rate agreements are allocated to the Mortgage Purchase Program segment.

The following table sets forth the FHLBank’s financial performance by operating segment for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2007
Net interest income	$81,249	$25,837	$107,086
Other income	1,135	(77)	1,058
Other expenses	10,108	2,000	12,108

Income before assessments	72,276	23,760	96,036

Affordable Housing Program	5,951	1,940	7,891
REFCORP	13,265	4,364	17,629

Total assessments	19,216	6,304	25,520

Net income	$53,060	$17,456	$70,516

Average assets	$72,670,902	$10,131,992	$82,802,894

Total assets	$72,853,816	$10,214,505	$83,068,321

2006
Net interest income	$73,919	$21,380	$95,299
Other income	2,104	(55)	2,049
Other expenses	10,775	2,052	12,827

Income before assessments	65,248	19,273	84,521

Affordable Housing Program	5,650	1,574	7,224
REFCORP	11,920	3,539	15,459

Total assessments	17,570	5,113	22,683

Net income	$47,678	$14,160	$61,838

Average assets	$68,175,357	$9,783,438	$77,958,795

Total assets	$68,372,416	$9,788,682	$78,161,098

	Six Months Ended June 30,

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2007
Net interest income	$157,465	$48,694	$206,159
Other income	527	475	1,002
Other expenses	19,549	4,239	23,788

Income before assessments	138,443	44,930	183,373

Affordable Housing Program	11,513	3,668	15,181
REFCORP	25,386	8,252	33,638

Total assessments	36,899	11,920	48,819

Net income	$101,544	$33,010	$134,554

Average assets	$72,448,612	$10,063,085	$82,511,697

Total assets	$72,853,816	$10,214,505	$83,068,321

2006
Net interest income	$146,323	$41,488	$187,811
Other income	3,082	26	3,108
Other expenses	20,478	4,179	24,657

Income before assessments	128,927	37,335	166,262

Affordable Housing Program	11,454	3,048	14,502
REFCORP	23,495	6,857	30,352

Total assessments	34,949	9,905	44,854

Net income	$93,978	$27,430	$121,408

Average assets	$69,562,687	$9,717,805	$79,280,492

Total assets	$68,372,416	$9,788,682	$78,161,098

Note 14—Derivatives and Hedging Activities
The FHLBank uses interest rate swaps to hedge the fair value of certain fixed-rate Advances and Consolidated Obligations and the embedded derivatives contained therein. The FHLBank does this by issuing swaps where one side of the swap offsets the fixed rate in the hedged item and the other side is based on a short-term London InterBank Offered Rate (LIBOR) rate that normally resets within three months. These derivatives are reflected as fair-value hedges. In addition, the FHLBank has a relatively small amount of derivatives that are classified as stand-alone delivery commitments and economic hedges. Stand-alone delivery commitments are Mandatory Delivery Contracts made under the Mortgage Purchase Program and represent a future commitment to purchase mortgage loans from our customers. The FHLBank hedges these commitments in part by committing to sell to-be-announced (TBA) mortgage-backed securities issued by other government-sponsored enterprises such as Fannie Mae and Freddie Mac and/or government agencies such as Ginnie Mae. The market value of the commitment to sell TBAs tends to move in the opposite direction of the market pricing of the hedged Mandatory Delivery Contracts. The TBAs are considered stand-alone derivatives and therefore achieve an economic hedge of the Mandatory Delivery Contracts. The FHLBank had six and two interest rate swaps that economically hedge Advances at June 30, 2007 and December 31, 2006, respectively, that are not accounted for under hedge accounting.

The following table represents outstanding notional balances and estimated fair values excluding accrued interest of the derivatives outstanding at the dates indicated (in thousands):

	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest-rate Swaps:
Fair value	$37,637,055	$(139,455)	$31,769,255	$(207,745)
Economic	50,000	2,055	20,000	580
Forward Rate Agreements:
Economic	209,000	(223)	86,000	236
Mortgage Delivery Commitments:
Economic	231,459	112	106,508	(275)

Total	$38,127,514	$(137,511)	$31,981,763	$(207,204)

Total derivatives excluding accrued interest		$(137,511)		$(207,204)
Accrued interest		134,591		112,200

Net derivative balances		$(2,920)		$(95,004)

Net derivative asset balances		$63,721		$12,555
Net derivative liability balances		(66,641)		(107,559)

Net derivative balances		$(2,920)		$(95,004)

Note 15—Estimated Fair Values
The carrying values and estimated fair values of the FHLBank’s financial instruments at June 30, 2007 were as follows (in thousands):
2007 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$10,303	$-	$10,303
Interest-bearing deposits	6,885,197	(182)	6,885,015
Securities purchased under agreements to resell	100,000	-	100,000
Federal funds sold	6,599,500	(51)	6,599,449
Trading securities	4,065	-	4,065
Available-for-sale securities	790,488	-	790,488
Held-to-maturity securities	12,120,015	(380,359)	11,739,656
Advances	47,331,122	(98,278)	47,232,844
Mortgage loans held for portfolio, net	8,809,373	(322,179)	8,487,194
Accrued interest receivable	320,068	-	320,068
Derivative assets	63,721	-	63,721

Liabilities:

Deposits	(1,142,453)	64	(1,142,389)
Consolidated Obligations:
Discount Notes	(19,822,398)	1,687	(19,820,711)
Bonds	(57,260,464)	632,587	(56,627,877)
Mandatorily redeemable capital stock	(32,374)	-	(32,374)
Accrued interest payable	(583,609)	-	(583,609)
Derivative liabilities	(66,641)	-	(66,641)

Other:

Commitments to extend credit for Advances	-	(25)	(25)
Standby bond purchase agreements	-	800	800

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2006 were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$4,022	$-	$4,022
Interest-bearing deposits	6,535,562	361	6,535,923
Securities purchased under agreements to resell	1,150,000	-	1,150,000
Federal funds sold	9,641,700	(29)	9,641,671
Trading securities	4,602	-	4,602
Available-for-sale securities	1,188,450	-	1,188,450
Held-to-maturity securities	12,099,348	(276,910)	11,822,438
Advances	41,956,538	(80,925)	41,875,613
Mortgage loans held for portfolio, net	8,460,716	(152,163)	8,308,553
Accrued interest receivable	300,555	-	300,555
Derivative assets	12,555	-	12,555

Liabilities:

Deposits	(927,234)	56	(927,178)
Consolidated Obligations:
Discount Notes	(21,946,379)	1,352	(21,945,027)
Bonds	(53,239,244)	366,372	(52,872,872)
Mandatorily redeemable capital stock	(137,109)	-	(137,109)
Accrued interest payable	(559,358)	-	(559,358)
Derivative liabilities	(107,559)	-	(107,559)

Other:

Commitments to extend credit for Advances	-	82	82
Standby bond purchase agreements	-	959	959
Note 16—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	June 30, 2007	December 31, 2006
Commitments to fund additional Advances	$6,071	$7,875
Mandatory Delivery Contracts for mortgage loans	231,459	106,508
Forward rate agreements	209,000	86,000
Outstanding Standby Letters of Credit	5,060,642	6,498,480
Consolidated Obligations - committed to, not settled (par value) (1)	551,741	1,305,578
Standby bond purchase agreements (principal)	220,685	243,170

(1)	At June 30, 2007 and December 31, 2006, $115 million and $1,040 million, respectively, of these commitments were hedged with associated interest rate swaps.

In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were $970.9 billion and $952.0 billion at June 30, 2007 and December 31, 2006, respectively.

Note 17—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank has noted such activity on the face of its financial statements. There were no such loans or borrowings outstanding at June 30, 2007 or December 31, 2006. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the six months ended June 30, 2007 and 2006 (in thousands):

	Average Daily Balances
	2007	2006
Loans to Other FHLBanks	$2,227	$16,042

Borrowings from Other FHLBanks	-	829

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day when the transfer is traded) that was originally issued by another FHLBank. There were no Consolidated Obligations transferred to the FHLBank during the six months ended June 30, 2007 or 2006, nor did the FHLBank transfer any Consolidated Obligations to other FHLBanks during these periods.
Note 18—Transactions with Shareholders
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects the balances with Directors’ Financial Institutions for the items indicated below at the dates indicated (dollars in millions):

	June 30, 2007		December 31, 2006
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$1,288	2.7%	$11,808	28.2%
Mortgage Purchase Program	18	0.2	56	0.7
Mortgage-backed securities	-	-	-	-
Regulatory Capital Stock	117	3.1	668	17.6
Derivatives	-	-	55	0.2

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

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members holding 5 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
June 30, 2007	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$528	14%	$11,164	$146
Charter One Bank, N.A.	527	14	11,620	-
Fifth Third Bank	372	10	4,040	18
AmTrust Bank (1)	214	6	2,592	-
National City Bank	203	6	2,191	5,197

Total	$1,844	50%	$31,607	$5,361

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2006	Balance	% of Total	Principal	Principal Balance

Charter One Bank, N.A.	$582	15%	$10,772	$-
U. S. Bank, N.A.	526	14	6,757	159
Fifth Third Bank	372	10	4,048	19
AmTrust Bank (1)	214	6	3,971	-

Total	$1,694	45%	$25,548	$178

(1)	Formerly Ohio Savings Bank.

In the second quarter of 2007, Royal Bank of Scotland (RBS) disclosed that it intends to consolidate the charters of multiple banks it owns in the United States, including Charter One Bank, N.A. (Charter One). RBS intends to consolidate Charter One’s banking charter outside of the FHLBank’s District, which will result in the automatic termination of Charter One’s membership in the FHLBank. However, at this time, the management of the FHLBank is unable to quantify the timing and magnitude of the estimated impact this will have on its results of operations or financial condition.
Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the six months ended June 30, 2007 or 2006. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $13,495,000 and $13,820,000 as of June 30, 2007 and December 31, 2006, respectively.

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
ORGANIZATIONAL STRUCTURE AND BUSINESS ACTIVITIES
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that provides financial products and services to member financial institutions. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System) and are designated as the Fifth District, which comprises Kentucky, Ohio and Tennessee. Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own member-stockholders, employees, and Board of Directors. The FHLBanks are not government agencies and do not receive financial support from taxpayers. The U.S. government does not guarantee, directly or indirectly, the debt securities (Consolidated Obligations) or other obligations of the FHLBank System.
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
The FHLBank’s mission is to facilitate and expand the availability of finance for housing and community lending throughout the Fifth District. We strive to achieve this mission by providing valuable products and services to our members and by generating a competitive return on members’ capital investment in the FHLBank. Our principal activity is making readily available, competitively priced and fully collateralized loans, called Advances, to our members. Advances, together with the issuance of collateralized Letters of Credit, constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as portfolio investments. This program provides members with a competitive alternative to the traditional secondary mortgage market. Together, these three product offerings constitute our “Mission Asset Activity.”
Another important component of our mission is that, through various Housing and Community Investment Programs, we assist members in serving very low-, low-, and moderate-income housing markets and community economic development. These programs provide Advances at below-market rates of interest, direct grants and subsidies; and in contrast to the Mission Asset Activity mentioned above, they are not intended to generate a profit.
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
One of our key business objectives is to generate earnings sufficient to pay a stable long-term dividend on members’ stock investment relative to short-term rates and relative to members’ comparable investment opportunities. Our success relative to this objective is evident in that few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.
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

The FHLBank’s franchise value is derived primarily from the ability to provide efficient intermediation between the capital markets and our members. The abilities to issue debt securities and execute derivative transactions daily in the capital markets in various maturities, structures, and principal/notional amounts, and at relatively low spreads to benchmark market interest rates, enable us to offer members a wide range of Mission Asset Activity. These abilities also enable members to access the capital markets through their activities with us in ways they may be unable to do as effectively, or at all, without our services.
Our major source of revenue is interest income earned on Advances, loans held under the Mortgage Purchase Program, and investments. Our major items of expense are interest paid on Consolidated Obligations and deposits; the requirement to pay 20 percent of annual net earnings to the REFCORP fund; expenses related to providing below-market cost Advances and direct grants and subsidies under the Affordable Housing Program; and employee salaries and benefits. The largest component of our earnings is net interest income, which equals interest income minus interest expense.
EXECUTIVE OVERVIEW
Financial Condition
We believe our financial condition continued to be strong and stable in the first and second quarters of 2007. The average principal balance of Mission Asset Activity in the first six months of 2007 was $59,722 million. This represented an increase of $4,524 million (8.2 percent) compared to the first six months of 2006 and an increase of $3,662 million (6.5 percent) compared to all of 2006. Most of these gains in average Mission Asset Activity occurred from significant growth in the last two months of 2006 in the notional principal amount of available lines outstanding for Letters of Credit to one member. Excluding Letters of Credit, average Mission Asset Activity for the first six months of 2007 increased $1,108 million (2.1 percent) versus the first six months of 2006 and $676 million (1.2 percent) versus all of 2006.
For June 30, 2007 compared to June 30, 2006 and December 31, 2006, Mission Asset Activity expanded more substantially than comparing average balances. On this basis, June 30, 2007 Mission Asset Activity excluding Letters of Credit increased $3,868 million (7.4 percent) versus June 30, 2006 and $5,914 million (11.7 percent) versus year-end 2006. This growth was largely the result of Advance paydowns on the 2006 period end dates, as members’ needs for our wholesale borrowing can be especially volatile at quarter ends.
We believe the relatively small average-balance growth of Mission Asset Activity, net of Letters of Credit activity, was the result of the following factors:
▪	There was restrained member demand for our Advances. This is explained by members’ relatively fast deposit growth, sluggish economic growth in many parts of the Fifth District, intense competition from other providers of wholesale funding, and the relatively flat interest rate yield curve.

▪	The principal balance in the Mortgage Purchase Program rose slightly on both an average and period-end basis. This was mainly because of a relatively unfavorable market for originations and refinancings of the kinds of mortgages we are permitted to purchase.
Although average growth excluding Letters of Credit was modest, we believe our Mission Asset Activity programs remained well accepted by members. Various market penetration rates continued to indicate consistent Advance usage and the daily fluctuation of Advances continued to be high. We believe the ability of members to quickly and cost effectively change how they use Advances without onerous cost is a significant source of membership value and is a key reason Advances continue to be vital funding sources for members in their ongoing asset/liability management needs. In addition, the availability of Advances as a source of readily-available and cost-effective liquidity for even those members who do not borrow from us, or who borrow little, is a significant source of value from membership.
In the first six months of 2007, our regulatory capital averaged $4,020 million, similar to the average amount in the same period of 2006 and all of 2006. We moderately increased our capital leverage in the last year. The regulatory capital-to-assets ratio averaged 4.87 percent in the first six months of 2007, compared to 5.12 in the same period of 2006. Our capital leverage was well above our 4.0 percent regulatory minimum and at a sufficient level for us to effectively manage our operations and market risk profile.

One of our significant risk factors is that capital stock and Mission Asset Activity are concentrated among several members. Large members can tend to change their utilization of Mission Asset Activity quickly over time in accordance with their asset/liability management needs. They also tend to be affiliates of holding companies chartered outside our District or they have affiliates chartered outside of our District. The holding companies can have memberships in multiple FHLBank Districts within their affiliate structures and/or could easily initiate memberships in other FHLBank Districts. The continued consolidation of the financial services industry is also a concern. These circumstances increase the uncertainty and potential volatility of our membership composition, capital stock and Mission Asset Activity. To date, there have been no systemic long-term reductions in Mission Asset Activity and no materially negative effects on profitability from the concentration of our business. However, see the following “Business Related Developments and Update on Risk Factors” section for information on the upcoming loss of one of our largest stockholders and our largest borrower, which by itself will likely significantly reduce our Advance balances.
For the Mortgage Purchase Program, the unfavorable market conditions and a relative lack of large members selling us loans have caused balances to be relatively stable in the last three years. We believe the Program’s ability to continue to serve our members’ needs over the long term will depend on the successful marketing of the Program to members who currently do not actively participate in it and the development of additional products and features. Given current regulatory restrictions on the kinds of residential mortgages we may purchase, we continue to be limited in the overall broad-based competitiveness of the Program.
Results of Operations
We believe our operations generated a competitive level of profitability in each of the first two quarters of 2007. The following table summarizes our results of operations and dividend rates paid for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,

(Dollars in millions)	2007	2006	2007	2006	2006

Net income	$71	$62	$135	$121	$ 253

Retained earnings (period end)	273	229	273	229	255

Affordable Housing Program Assessments	8	7	15	15	30

Return on average equity	7.11%	6.63%	6.87%	6.55%	6.70%

Return on average assets	0.34	0.32	0.33	0.31	0.32

Weighted average dividend rate	6.50	5.75	6.44	5.75	5.81

Average 3-month LIBOR	5.36	5.21	5.36	4.99	5.20

ROE versus 3-month LIBOR	1.75	1.42	1.51	1.56	1.50

Dividend rate versus 3-month LIBOR	1.14	0.54	1.08	0.76	0.61
The results of operations for the three and six months ended June 30, 2007, compared with the same periods in 2006 and compared to all of 2006, were affected by trends we normally experience when short-term interest rates increase. There is a tradeoff between the level of our ROE and the difference, or spread, between ROE and short-term interest rates. The level of the ROE tends to correlate positively with movements in short-term interest rates, primarily because earnings increase from funding interest-earning assets with interest-free capital. However, the spread between the ROE and short-term interest rates tends to correlate inversely because we normally engage in an amount of short funding to help maintain competitive profitability and because of the effect of assessments on earnings.
The increase in the level of ROE in the periods indicated for 2007 versus the 2006 periods was the result of three primary favorable factors: moderately higher level of short-term interest rates; growth of average asset balances; and, a trend towards slightly wider spreads earned on short-term assets. These factors were partially offset by the maturity of a substantial amount of low cost Consolidated Bonds and continued narrow spreads on new mortgage assets.
The relative stability in the ROE spread to short-term interest rates (a proxy for which is 3-month LIBOR) resulted from a balance of the favorable factors with the unfavorable factors, noting, as indicated above, that the increase in short-term interest rates is a favorable factor to the level of the ROE but an unfavorable factor to the ROE spread. The larger increase in the ROE spread in the three months ended June 30, 2007 compared to the same period in 2006 resulted from an increase in Advance prepayment fees and a reduction in amortization expense associated with mortgage premiums.
We believe the dividend rate paid for the first two quarters of 2007 continued to represent a competitive return on our members’ capital investment in our company. The fact that the dividend rate paid was below the ROE was a consequence, in part, of our Board of Directors’ decision to continue increasing the amount of retained earnings. As of June 30, 2007, retained earnings had increased $44 million since June 30, 2006 and $18 million since year-end 2006. The amount of retained earnings enhances membership value by augmenting our future ability to ensure stable, competitive dividends and by helping protect members’ capital investment against impairment risk. Our Board of Directors authorized payment of dividends in the first and second quarters of 2007 in cash. This was a change from our practice of the last 20 consecutive years in which we distributed dividends in the form of additional shares of capital stock. The Finance Board’s final Capital Rule, which became effective on January 29, 2007, required us to pay a cash dividend given the amount of our excess capital stock in relation to our total assets. See the next section for further discussion.
We continue to focus on expected and unexpected earnings volatility and the adequacy of retained earnings to provide dividend stabilization. We believe that in the next several years our profitability will narrow versus the experience in the last five years. In particular, earnings will be pressured by the substantial amount of low cost debt scheduled to mature in the next several years and the assumption that we will continue to purchase mortgage assets at the current narrow net spreads to funding costs. However, we expect our business to continue to generate a competitive return on member stockholders’ capital investment across a wide range of business and market economic environments. The most significant near-term and intermediate-term market risks are a large and rapid increase in short-term interest rates or a large and rapid decrease in longer-term interest rates especially if short-term interest rates move less. The most significant business risks are sharp reductions in Mission Asset Activity and narrower asset spreads to funding costs.
Business Related Developments and Update on Risk Factors
Pending Membership Termination of One of Our Largest Members
One of our risk factors consistently has been the concentration of Mission Asset Activity and capital among a small number of members. If large members withdraw from membership or otherwise reduce activity with us, the decrease in Mission Asset Activity and/or capital could significantly affect our financial condition and results of operations. In the second quarter of 2007, Royal Bank of Scotland (RBS) disclosed that it intends to consolidate the charters of multiple banks it owns in the United States, including one of our largest members, Charter One Bank, N.A. (Charter One). RBS intends to consolidate Charter One’s banking charter outside of our District, which will result in the automatic termination of Charter One’s membership in our FHLBank. As of June 30, 2007, Charter One had $11,620 million (24%) of Advances outstanding and $527 million (14%) of capital stock. Charter One has historically been one of our largest borrowers and stockholders. At this time, we do not know when the membership will actually terminate, although there are indications it could be as early as September 2007. Charter One’s capital stock will be considered mandatorily redeemable capital stock (classified as a liability) effective immediately upon charter termination.
At this time, we also do not know what the specific business impact will be from the loss of Charter One as a member. Based on our current analysis, we believe going forward it will not materially affect the adequacy of our liquidity, our profitability in terms of the dividend rates available to pay remaining stockholders, our ability to make timely principal and interest payments on our participations in Consolidated Obligation debt and other liabilities, and the ability to continue providing sufficient membership value to our members. Our business model is structured to be able to absorb sharp changes in our Mission Asset Activity and capitalization because we can undertake commensurate reductions in our liability balances and because of our relatively low operating expenses. There was no impact of this announcement on our financial condition or results of operations in the second quarter of 2007.
Absent replacing the volume of business, we expect that our annual net income will decrease. The exact timing of the decrease in net income will depend on when Charter One’s business with us terminates and when we decide to repurchase its excess stock. The decrease in net income will result from two factors: less interest income due to a smaller amount of total interest-earning assets, partially offset by a smaller amount of interest-bearing liabilities that currently fund Charter One’s Advances; and a reduction in the earnings provided by funding assets with Charter One’s interest-free capital. The exact amount of decrease in net income will depend on the level of interest rates, which affects the earnings from funding with capital, and the net spreads earned on Charter One’s Advances, which varies according to trends in our funding costs. Although net income will decrease, the impact on the ROE and the dividend rate payable is expected to be small because, concurrent with losing its Advances, we expect to repurchase Charter One’s excess stock. The exact impact on profitability could be within a range of plus or minus several basis points, depending on the level of interest rates and net spreads earned on its Advances.
After Charter One’s membership terminates, its business activity with us eventually must wind down to zero, which could take place over a period of months or years. As long as Charter One maintains outstanding Advances with us, it will be required to hold capital stock at a level sufficient to capitalize its Advances per our Capital Plan. We will closely monitor any actual and potential effects from this development on our financial condition and results of operations and, if appropriate, implement strategies to attempt to minimize any adverse impacts on our operations.
GSE Bill Passes U.S. House of Representatives
The U.S. House of Representatives of the 110th Congress passed H.R. 1427, the Federal Housing Finance Reform Act of 2007, on May 22, 2007. The bill would create a new independent agency to oversee the housing GSEs: Fannie Mae, Freddie Mac, and the FHLBanks. A similar bill, S.1100, the Federal Housing Enterprise Regulatory Reform Act of 2007 was introduced by members of the U.S. Senate Banking, Housing and Urban Affairs Committee on April 12, 2007. We cannot predict whether the Congress will ultimately enact legislation that includes the FHLBanks and, if enacted, what effects the legislation would have on the FHLBanks.
Finance Board Appointment of Public Interest Directors
The Finance Board adopted a final Rule, effective January 24, 2007, requiring each FHLBank Board of Directors to submit nominees to the Finance Board on or before October 1, for the appointive directorships that will become vacant at the end of that calendar year. In accordance with the Rule, we submitted nominees to the Finance Board for consideration to fill four public interest director vacancies. The Finance Board appointed three of our nominees as public interest directors in April 2007 and filled the remaining vacancy in July 2007.
Finance Board Approves Financial Interests of Appointive Directors Rule
At its meeting June 13, 2007, the Finance Board approved a Rule clarifying, and broadening, the permissible financial interests of appointive directors. The rule states that financial interests in an FHLBank member resulting from ownership of shares of diversified mutual funds and similar investment vehicles and accounts are permissible holdings for an appointive director. It also permits certain contractual relationships between an appointive director of an FHLBank and one or more members of the FHLBank (and their holding companies, if any) on whose board the director serves if the relationship results in less than 10% of the appointive director’s income. Finally, the Rule permits a director of a financial institution holding company to also be an FHLBank appointed director if the assets of FHLBank members controlled by the holding company constitute less than 35 percent of the holding company assets.
Implementation of Final Capital Rule
The Finance Board adopted a final Capital Rule effective January 29, 2007. The Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock (as defined by the Finance Board) exceeds or would exceed one percent of the FHLBank’s assets. The final Capital Rule is available on our Web site: www.fhlbcin.com, and on the Finance Board’s Web site: www.fhfb.gov. Because the amount of our Finance Board-defined excess capital stock has generally exceeded one percent of our assets, we paid stockholders a dividend in the first quarter and second quarter of 2007 in cash instead of additional capital stock. There is a high probability we will be required to pay future dividends in cash. We believe many members view stock dividends, rather than cash dividends, as providing greater value to the return on their capital investment. Stock dividends provide members more flexibility with their capital investment in the context of their management of liquidity, market risk exposure, funding requirements, asset concentration, and corporate taxation statuses. We cannot predict members’ long-term adjustments, if any, if we pay cash dividends for an extended period of time. There is a possibility some members could request redemptions of their excess capital stock or reduce their Mission Asset Activity with us, which could unfavorably affect our financial management and ability to offer attractive Mission Asset programs.
Establishment of Program to Help Relieve Threat of Foreclosure
At its June 2007 meeting, the Board approved creation of the HomeProtect Program (HPP), a $250 million set-aside of the Community Investment Program. The purpose of the HPP is to encourage our member financial institutions to provide first mortgage refinancing to homeowners with incomes at or below 115 percent of HUD area median incomes who are at risk of delinquency or default. The HPP provides a discount off regular Advance programs, providing funds at our cost of funds. Advances issued under HPP are subject to our normal underwriting and collateral policies.
Recently Issued Accounting Standards and Interpretations
See Note 2 of the Notes to Unaudited Financial Statements for a discussion of recently issued accounting standards and interpretations.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
The primary external factors that affect our Mission Asset Activity and earnings are the general state of the economy and financial institutions, especially in the states of our District; trends in the financial condition of our members; and market interest rates. The national economy has been expanding moderately for several years. After increasing 2.9 percent in all of 2006, Gross Domestic Product (GDP) grew in 2007 by a revised estimate of 0.6 percent in the first quarter and by an advance estimate of 3.4 percent in the second quarter.
Our close communications with members and our analysis of their published data suggest that many of them, especially community-based financial institutions, continued to face difficult lending environments in the first six months of 2007. The data continued to indicate a trend, seen in the last few years, of slower growth in our members’ loans and total assets relative to their growth in deposits. We believe this trend contributed to only a modest change in average Advance balances in the first six months of 2007 compared to the same period in 2006 and compared to all of 2006.
Trends in market interest rates strongly affect our earnings and strategic decisions on managing the tradeoffs in our market risk/return profile. Interest rates particularly affect us because a large portion of our assets have short-term maturities or short-term adjustable-rate repricing terms, or are swapped to create synthetic short-term adjustable-rate repricing terms, and because earnings generated from funding interest-earning assets with interest-free capital is a significant portion of our net interest income. Interest rate trends can also affect demand for our Mission Asset Activity, spreads on assets and the cost of funding. The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

					Six Months Ended June 30,
	Quarter 2 2007		Quarter 1 2007		2007	2006	Year 2006
	Average	Ending	Average	Ending	Average	Average	Average	Ending
Overnight Federal Funds Target	5.25%	5.25%	5.25%	5.25%	5.25%	4.66%	4.96%	5.25%
3-month LIBOR	5.36	5.36	5.36	5.35	5.36	4.99	5.20	5.36
2-year LIBOR	5.23	5.36	5.14	5.00	5.19	5.22	5.23	5.17
5-year LIBOR	5.25	5.49	5.08	4.99	5.17	5.26	5.23	5.09
10-year LIBOR	5.41	5.67	5.19	5.18	5.30	5.35	5.32	5.18

2-year U.S. Treasury	4.80	4.86	4.77	4.58	4.78	4.79	4.81	4.81
5-year U.S. Treasury	4.76	4.92	4.65	4.54	4.70	4.76	4.74	4.69
10-year U.S. Treasury	4.84	5.03	4.68	4.65	4.76	4.81	4.79	4.70

15-year mortgage current coupon (1)	5.63	5.89	5.47	5.40	5.55	5.61	5.60	5.50
30-year mortgage current coupon (1)	5.99	6.27	5.78	5.78	5.89	6.01	5.98	5.81
(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.
The average 3-month LIBOR was 37 basis points higher in the first two quarters of 2007 compared to the same period in 2006, while the average overnight Federal funds target rate was 59 basis points higher. Short-term interest rates stopped increasing in mid 2006. Intermediate- and long-term interest rates were more volatile than short-term rates in 2006 and the first two quarters of 2007. Between the first six months of 2006 and the same period of 2007, they fluctuated up and down in a range of approximately 50 basis points with no consistent directional trend. From year-end 2006 to June 30, 2007, intermediate- and long-term rates rose in a range of five to 50 basis points, with the yield curve steepening slightly. Market yield curves continued to be inverted between certain maturity points.

These trends in the level of interest rates and the shape of market yield curves affected our earnings trends and market risk exposure in the first six months of 2007 in the following primary ways:
▪	Earnings increased from the investment of interest-free capital in the modestly higher short-term interest rate environment.

▪	Earnings decreased from replacing maturing long-term unswapped Consolidated Obligations, which had relatively low coupon rates, with higher cost liabilities.

▪	Earnings decreased from the continuation of narrow book spreads on new mortgage assets to funding costs, a consequence in part of the flat to inverted yield curve and the market’s expectations of low future interest rate volatility.

▪	The trend of slightly higher long-term interest rates and a slightly steeper yield curve during 2007, compared to year-end 2006, raised our market risk exposure in 2007 to further increases in long-term interest rates.
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
Asset Composition - Ending Balances (Dollars in millions)

	June 30, 2007		December 31, 2006		June 30, 2006		June 30, 2007
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2006		June 30, 2006
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$47,377	57.1%	$41,942	51.6%	$44,067	56.4%	$5,435	13.0%	$3,310	7.5%
Other items (1)	(46)	(0.1)	14	-	(25)	-	(60)	(428.6)	(21)	(84.0)

Total book value	47,331	57.0	41,956	51.6	44,042	56.4	5,375	12.8	3,289	7.5

Mortgage loans held for portfolio
Principal	8,734	10.5	8,379	10.3	8,295	10.6	355	4.2	439	5.3
Other items	76	0.1	82	0.1	87	0.1	(6)	(7.3)	(11)	(12.6)

Total book value	8,810	10.6	8,461	10.4	8,382	10.7	349	4.1	428	5.1

Investments

Mortgage-backed securities
Principal	12,094	14.6	12,064	14.8	11,834	15.2	30	0.2	260	2.2
Other items	(15)	-	(9)	-	2	-	(6)	(66.7)	(17)	(850.0)

Total book value	12,079	14.6	12,055	14.8	11,836	15.2	24	0.2	243	2.1

Short-term money market
Principal	14,385	17.3	18,518	22.8	13,547	17.3	(4,133)	(22.3)	838	6.2
Other items	(10)	-	(2)	-	(9)	-	(8)	(400.0)	(1)	(11.1)

Total book value	14,375	17.3	18,516	22.8	13,538	17.3	(4,141)	(22.4)	837	6.2

Other short-term investments	25	-	25	-	20	-	-	-	5	25.0

Other long-term investments	20	-	24	-	28	-	(4)	(16.7)	(8)	(28.6)

Total investments	26,499	31.9	30,620	37.6	25,422	32.5	(4,121)	(13.5)	1,077	4.2

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	82,640	99.5	81,037	99.6	77,846	99.6	1,603	2.0	4,794	6.2

Other assets	428	0.5	350	0.4	315	0.4	78	22.3	113	35.9

Total assets	$83,068	100.0%	$81,387	100.0%	$78,161	100.0%	$1,681	2.1	$4,907	6.3

Other Business Activity (Notional)

Letters of Credit	$5,061		$6,498		$1,486		$(1,437)	(22.1)	$3,575	240.6

Mandatory Delivery
Contracts	$231		$107		$112		$124	115.9	$119	106.3

Total Mission Asset Activity (Principal and Notional)	$61,403	73.9%	$56,926	69.9%	$53,960	69.0%	$4,477	7.9	$7,443	13.8

(1)	The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition - Average Balances (Dollars in millions)

	Six Months Ended		Year Ended		Six Months Ended		June 30, 2007
	June 30, 2007		December 31, 2006		June 30, 2006		Change From		Change From
		% of		% of		% of	Year Ended		Six Months Ended
		Total		Total		Total	December 31, 2006		June 30, 2006
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$46,210	56.0%	$45,774	57.7%	$45,351	57.2%	$436	1.0%	$859	1.9%
Other items (1)	12	-	27	-	38	0.1	(15)	(55.6)	(26)	(68.4)

Total book value	46,222	56.0	45,801	57.7	45,389	57.3	421	0.9	833	1.8

Mortgage loans held for portfolio
Principal	8,533	10.4	8,325	10.5	8,316	10.5	208	2.5	217	2.6
Other items	79	0.1	88	0.1	91	0.1	(9)	(10.2)	(12)	(13.2)

Total book value	8,612	10.5	8,413	10.6	8,407	10.6	199	2.4	205	2.4

Investments

Mortgage-backed securities
Principal	12,046	14.6	11,827	14.9	12,219	15.5	219	1.9	(173)	(1.4)
Other items	(11)	-	2	-	3	-	(13)	(650.0)	(14)	(466.7)

Total book value	12,035	14.6	11,829	14.9	12,222	15.5	206	1.7	(187)	(1.5)

Short-term money market
Principal	15,245	18.5	13,024	16.4	12,930	16.3	2,221	17.1	2,315	17.9
Other items	(4)	-	(4)	-	(4)	-	-	-	-	-

Total book value	15,241	18.5	13,020	16.4	12,926	16.3	2,221	17.1	2,315	17.9

Other short-term investments	25	-	22	-	19	-	3	13.6	6	31.6

Other long-term investments	21	-	26	-	28	-	(5)	(19.2)	(7)	(25.0)

Total investments	27,322	33.1	24,897	31.3	25,195	31.8	2,425	9.7	2,127	8.4

Loans to other FHLBanks	2	-	10	-	16	-	(8)	(80.0)	(14)	(87.5)

Total earning assets	82,158	99.6	79,121	99.6	79,007	99.7	3,037	3.8	3,151	4.0

Other assets	354	0.4	280	0.4	273	0.3	74	26.4	81	29.7

Total assets	$82,512	100.0%	$79,401	100.0%	$79,280	100.0%	$3,111	3.9	$3,232	4.1

Other Business Activity (Notional)

Letters of Credit	$4,871		$1,885		$1,455		$2,986	158.4	$3,416	234.8

Mandatory Delivery Contracts	$108		$76		$76		$32	42.1	$32	42.1

Total Mission Asset Activity (Principal and Notional)	$59,722	72.4%	$56,060	70.6%	$55,198	69.6%	$3,662	6.5	$4,524	8.2

(1)	The majority of these balances are SFAS 133-related basis adjustments.
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of Letters of Credit;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
To measure the extent of our success in achieving growth in Mission Asset Activity, we consider changes in both period-end balances and period-average balances. There can be large differences in the results of these two computations. Average data can provide more meaningful information on trends in Mission Asset Activity and earnings than end-of-period data because the latter can include day-to-day volatility unrelated to trends.

Membership and Stockholders
On June 30, 2007, we had 738 member stockholders. During the first six months of 2007, five new institutions became member stockholders, while eight were lost due to mergers, resulting in a net loss of three member stockholders. Seven of the membership losses were due to mergers with other members in our District and one was due to a merger with an institution outside of our District. There was a small fluctuation in Mission Asset Activity and a negligible effect on earnings from these membership changes, which are a normal part of our business operations. A more pronounced effect on Mission Asset Activity and earnings could result from the loss of one or more of our large users. See the “Business Related Developments and Update on Risk Factors” section for discussion of the pending loss, due to an announced consolidation, of one of our largest stockholders and largest borrower.
The table below provides a summary of member stockholders by asset size on the dates indicated. Most of our member stockholders are relatively small financial institutions, with 86 percent having assets of $500 million or less. However, having larger members, such as those with assets over $1 billion, is critical to helping us achieve our mission objectives, including providing valuable products and services to our smaller members.

	June 30, 2007	December 31, 2006
Member Asset Size (1)

Up to $100 million	262	270
> $100 up to $500 million	376	371
> $500 million up to $1 billion	52	54
> $1 billion	48	46

Total Member Stockholders	738	741

(1)	The membership numbers for June 30, 2007, reflect members’ assets as of March 31, 2007.
The following table shows the number of member stockholders according to charter type on the dates indicated.

	June 30, 2007	December 31, 2006
Commercial Banks	496	496
Thrifts and Savings Banks	137	138
Credit Unions	95	97
Insurance Companies	10	10

Total Member Stockholders	738	741

As shown in the following table, the allocation of our capital stock, including mandatorily redeemable capital stock (classified as a liability), among stockholders is consistent with the allocation of the number of stockholders by type of institution. The stock outstanding to commercial banks and thrifts/savings banks decreased between December 31, 2006 and June 30, 2007 mostly because, in the first quarter of 2007, we repurchased some or all of the excess capital stock of several of those members, which they had requested in 2006 for redemption. See the “Capital Resources” section for more information.

(In millions)	Commercial	Thrifts and	Credit	Insurance
	Banks	Savings Banks	Unions	Companies	Other (1)	Total

June 30, 2007	$2,926	$638	$83	$46	$32	$3,725
December 31, 2006	2,946	677	83	40	49	3,795

(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This stock is considered mandatorily redeemable capital stock.

The following tables list member institutions holding five percent or more of outstanding capital stock on the dates indicated. The amounts include stock held by any known affiliates that are members of the FHLBank. These same stockholders also had the highest Advance balances outstanding with us on both dates. Continuing a trend from prior years, on June 30, 2007, the 50 percent concentration of capital stock from the five largest stockholders was substantially less than the 67 percent concentration of Advances lent to these stockholders.

(Dollars in millions)

	June 30, 2007		December 31, 2006
	Capital	Percent of Total	Capital	Percent of Total
Name	Stock	Capital Stock	Stock	Capital Stock

U.S. Bank, N.A.	$528	14%	$526	14%
Charter One Bank, N.A.	527	14	582	15
Fifth Third Bank	372	10	372	10
AmTrust Bank (1)	214	6	214	6

National City Bank (2)	203	6

Total	$1,844	50%	$1,694	45%

(1)	Formerly Ohio Savings Bank.
(2)	National City Bank’s capital stock balance (in millions) was $176 or 4.6% of total capital stock at December 31, 2006.
Credit Services
As shown in the asset composition tables above, for the six months ended June 30, 2007, the principal balance of Advances averaged $46,210 million, which represented an increase of $859 million (1.9 percent) compared to the same period in 2006 and $436 million (1.0 percent) compared to all of 2006. The relatively restrained Advance demand, on an average-balance basis, continued a trend from the last several years for the reasons identified in the “Financial Condition” section of the “Executive Overview.”
On a period-end basis Advances grew substantially. As of June 30, 2007, the principal balance of Advances was $47,377 million, which represented an increase of $3,310 million (7.5 percent) from the same date in 2006 and $5,435 million (13.0 percent) from year-end 2006. This strong ending-period growth was the result largely of member paydowns on the 2006 period-end dates, as members’ needs for our wholesale borrowing can sometimes be particularly volatile at quarter ends.
The notional principal balance of available lines in the Letters of Credit program for the six months ended June 30, 2007 averaged $4,871 million, which represented an increase of $3,416 million from the same period in 2006 and $2,986 million from the 2006 full year average. The bulk of these increases occurred from one large member more substantially accessing our Letters of Credit to support its public unit deposits in the last two months of 2006. This access was maintained in 2007. In addition, another member increased its Letters of Credit line in the second quarter of 2007, although to a smaller extent than the prior mentioned member. The Letters of Credit actually outstanding under the available lines tend to be short-term (less than one month). We earn fees only on the actual amount of the available lines used.

     The following table presents Advance balances by major type on the dates indicated.

(Dollars in millions)	June 30, 2007		December 31, 2006		June 30, 2006
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$11,072	23%	$7,728	18%	$8,139	18%
LIBOR	20,814	44	22,658	54	23,754	54

Total	31,886	67	30,386	72	31,893	72

Long-Term
Regular Fixed Rate	4,128	9	4,450	11	4,582	10
Convertible (2)	4,116	9	4,485	11	5,151	12
Putable (2)	5,362	11	444	1	15	—
Mortgage Related	1,711	3	1,824	4	1,981	5

Total	15,317	32	11,203	27	11,729	27

Other Advances	174	1	353	1	445	1

Total Advances Principal	47,377	100%	41,942	100%	44,067	100%

Other Items	(46)		14		(25)

Total Advances Book Value	$47,331		$41,956		$44,042

(1)	As a percentage of total Advances principal.
(2)	Related interest rate swaps executed to hedge these Advances convert these to an adjustable-rate tied to LIBOR.
Over the last several years, Advances have been comprised primarily of, and the source of most Advance growth has been from, short-term and adjustable-rate products and Putable Advances. Other Advance types experienced relatively small changes in balances in the first six months of 2007. Most of the short-term/adjustable-rate products are REPO/Cash Management and adjustable-rate LIBOR Advances. These have the most balance fluctuations and are generally utilized disproportionately by our larger borrowers. Due to competitive forces, short-term/adjustable-rate Advances also tend to have lower spreads to funding costs than other types.
The increase in Putable Advances during the first six months of 2007 resulted mostly from $4,000 million in loans to one member made in the first quarter and, secondarily, renewed broad-based growth in this Advance type. We believe many members currently have increased demand for Advances in which they sell options to us. These options enable them to secure low-cost funding, and thus increase their earnings, subject to bearing the options risk.
The following tables present the principal balances and related weighted average interest rates for the top five borrowers on the dates indicated. They include affiliates that are members of the FHLBank.

	June 30, 2007		December 31, 2006
(Dollars in millions)	Ending	Weighted Average	Ending	Weighted Average
	Balance	Interest Rate	Balance	Interest Rate

Charter One Bank, N.A.	$11,620	5.29%	$10,772	5.32%
U.S. Bank, N.A.	11,164	5.02	6,757	5.34
Fifth Third Bank	4,040	5.08	4,048	5.10
AmTrust Bank (1)	2,592	5.29	3,971	5.13
National City Bank	2,191	5.39	1,201	5.54

Total of Top 5	$31,607	5.18	$26,749	5.27

Total Advances (Principal)	$47,377	5.15	$41,942	5.20

Top 5 Percent of Total	67%		64%

(1)	Formerly Ohio Savings Bank.
The top five borrowers held 67 percent of Advances on June 30, 2007, which was an increase of three percent from the end of 2006 and an increase of 11 percent from the end of 2005. This concentration ratio has increased in the last several years because the amount of borrowings by the top five borrowers has risen while the amount of borrowings by all other members has generally been stable or declining. We believe a relatively higher concentration of Advances to large borrowers augments the value of membership to all members. It enables us to secure operating volume efficiencies, enhance the amount of capital leverage, increase dividend returns to all members in the context of our mission objectives, and provide competitively priced Advances.
The total weighted average Advance interest rates for all borrowers in the tables above do not agree to those on the Average Balance Sheet and Yield/Rate table in the “Net Interest Income” section of “Results of Operations.” The table above excludes the effect of interest rate swaps on net Advance rates, whereas the table in the “Net Interest Income” section includes such effect. Also, the rates in the tables above are measured for a single day, whereas the other table shows annualized average rates.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the asset composition tables, for the six months ended June 30, 2007, the principal balance of loans in the Mortgage Purchase Program averaged $8,533 million, which represented an increase of $217 million (2.6 percent) from the same period in 2006 and $208 million (2.5 percent) from all of 2006. As of June 30, 2007, the Program’s principal balances totaled $8,734 million, which represented an increase of $439 million (5.3 percent) from the same date in 2006 and $355 million (4.2 percent) from year-end 2006.
Continuing a trend from the last several years, the relatively modest growth in the Program resulted from the trend of moderately higher coupon rates on fixed-rate mortgages compared to the rates on the mortgages we currently own, a lackluster economy in our District and stabilization of (or outright reduction in) home prices, all of which reduced the growth rate of mortgage originations and refinancings. Our current focus is on recruiting more members to participate in the Program, increasing the number of regular sellers, and developing new and enhanced features that will continue to advance the Program as a valued service to a broad base of our members.
The following table reconciles the changes in the principal balances (excluding Mandatory Delivery Contracts) from December 31, 2006 to June 30, 2007. The principal paydowns equated to an annual constant prepayment rate of ten percent in the first six months of 2007. Currently, relatively few of our mortgage loans present economic incentives to refinance, because they have coupon rates below those of new mortgages with similar terms.

Mortgage Purchase
(In millions)	Program Principal
Balance at December 31, 2006	$8,379
Principal purchases	894
Principal paydowns	(539)

Balance at June 30, 2007	$8,734

The following table presents, as of June 30, 2007, the composition of the Mortgage Purchase Program’s principal balances (including Mandatory Delivery Contracts) according to their mortgage note rates and original final maturities. The composition of Mortgage Purchase Program loans continued to be relatively stable compared to the last several years.

(Dollars in millions)

	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

> 4.00 – 5.00 Percent	$-	$1	$329	$330	$1	$331
> 5.00 – 5.50 Percent	222	119	650	991	120	1,111
> 5.50 – 6.00 Percent	2,815	157	260	3,232	605	3,837
> 6.00 – 6.50 Percent	2,143	37	60	2,240	554	2,794
> 6.50 Percent	709	8	18	735	157	892

Total Unpaid Principal	$5,889	$322	$1,317	$7,528	$1,437	$8,965

Percent of Total	65.7%	3.6%	14.7%	84.0%	16.0%	100.0%

Weighted Average Mortgage Note Rate	5.99%	5.61%	5.24%	5.84%	5.93%	5.86%

Weighted Average Loan Age (in months)	26	42	43	29	46	32

As shown in the following table, the percentage of principal balances outstanding with members supplying 10 percent or more of the total was similar on the two dates presented. This continued the trend from the previous two years.

	June 30, 2007		December 31, 2006
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$5,197	60%	$4,767	57%
Union Savings Bank	2,041	23	2,097	25

Total	$7,238	83%	$6,864	82%

We expect the Mortgage Purchase Program’s volumes will continue to be concentrated among a small number of members. As with Advances, having a substantial amount of loans from larger members enables us to secure operating volume efficiencies and obtain sufficient profitability from the Program. This ultimately benefits smaller members for whom the Program is principally intended. Historically, these members often have lacked access to a price-competitive secondary market in which they can sell their mortgage loans on favorable terms.
Similar to the last two years, in the first six months of 2007 initial net spreads to risk-adjusted funding costs on new Mandatory Delivery Contracts continued to be relatively narrow on an historical comparison, although they did improve modestly in the second quarter of 2007. Spreads on loans in the Mortgage Purchase Program tend to be the most volatile of any of our assets, which increases the challenge of managing the Program’s market risk/return tradeoff. However, they also tend to be, on average, one of the most profitable assets we purchase. In this regard, the Program provides an important portion of our profitability.
Investments
Money Market Investments
Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. Daily balances of money market investments fluctuate due to volatility in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, opportunistic debt issuances, net spreads, and strategies for the amount of capital leverage. Average monthly balances tend to fluctuate within a range of $10,000 million to $18,000 million. In the six months ending June 30, 2007, the ending principal balance was $14,385 million and the average principal balance was $15,245 million. These investments normally have one of the lowest net spreads of any of our asset classes, typically ranging from 5 to 15 basis points.

Money market investments provide us with liquidity. An adequate-sized liquidity portfolio is particularly important in managing the volatility in REPO Advance balances. Most REPO balances have overnight maturities, whereas their funding tends to be concentrated in Consolidated Discount Notes with maturities longer than overnight. Because REPO balances can fluctuate substantially on a daily basis, when they increase, we use maturities of money market investments to assist in providing funding and liquidity; when they decrease, they can absorb the paydowns until the related term Discount Notes mature.
Mortgage-Backed Securities
Mortgage-backed securities currently comprise most of the held-to-maturity securities and all of the trading securities on the Statements of Condition. We currently invest in the mortgage-backed securities of GSEs and government agencies and in a small amount of residential mortgage-backed securities with private-label issuers. On their trade dates and thereafter to date, Moody’s and/or Standard & Poor’s assigned triple-A ratings to all these securities. We strive to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital permitted by Finance Board Regulation, subject to the availability of securities that meet our objectives for minimal credit risk, flexible market risk management, and a benchmark expected risk-adjusted profitability. The multiple averaged 3.00 in the first six months of 2007 compared to 2.95 in all of 2006.
The following table reconciles the changes in the principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) from year-end 2006 to June 30, 2007. The principal paydowns equated to an annual constant prepayment rate of 17 percent in the first six months of 2007. Similar to the Mortgage Purchase Program, relatively few of the mortgage loans underlying our mortgage-backed securities currently face economic incentives to refinance, because they have coupon rates below those of new mortgages with similar terms.

(In millions)	Mortgage-backed
Securities Principal
Balance at December 31, 2006	$12,064
Principal purchases	1,115
Principal paydowns	(1,085)

Balance at June 30, 2007	$12,094

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	June 30, 2007	December 31, 2006

Security Type
Collateralized mortgage obligations	$5,690	$6,060
Pass-throughs	6,404	6,004

Total	$12,094	$12,064

Collateral Type
15-year collateral	$6,669	$7,380
20-year collateral	1,296	374
30-year collateral	4,129	4,310

Total	$12,094	$12,064

Issuer
GSE residential mortgage-backed securities	$11,688	$11,617
Agency residential mortgage-backed securities	25	32
Private-label residential mortgage-backed securities	381	415

Total	$12,094	$12,064

We base decisions on the allocation of mortgage-backed securities among security types and collateral types on our assessment of relative risk/return differences and the desirability for portfolio diversification, including in the context of loans in the Mortgage Purchase Program. As of June 30, 2007, all but $5 million of the mortgage-backed securities portfolio, consisted of fixed-rate mortgages and all but $4 million of pass-through securities had 15-year or 20-year original maturities. Since approximately 81 percent of the loans in the Mortgage Purchase Program have 30-year original terms, our pass-

throughs with shorter original terms is one way we use the mortgage-backed securities portfolio to diversify mortgage types in order to help manage market risk exposure. We also tend to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches.
Over the past ten years, we have not invested in adjustable-rate mortgages, asset-backed securities, mortgages backed by home equity loans, or manufactured housing loans. We believe these types of securities historically have tended to provide a less favorable risk/return tradeoff than fixed-rate mortgages. We also historically have not invested heavily in private-label securities due to our judgment that the additional yield generally has not been sufficient to compensate us for the additional credit risk exposure and prepayment volatility. On June 30, 2007, we held $381 million in principal value of private-label securities, which represented 3.2 percent of total mortgage-backed security principal. These securities carry increased subordination. Based on the available data, we believe we had a minimal amount of exposure to mortgage loans in our private-label portfolio that are considered to have characteristics of “subprime” and “alternative” loans.
Consolidated Obligations
We participate in the issuance of Consolidated Discount Notes primarily to finance short-term Advances, short-term money market investments, and a portion of Convertible, Putable, and adjustable-rate Advances. Secondarily, we use Discount Notes to fund a portion of intermediate- and long-term assets as part of our management of the market risk/return profile. We participate in the issuance of swapped fixed-rate Consolidated Bonds and unswapped adjustable-rate Bonds to create adjustable-rate sub-LIBOR funding for hedging LIBOR-indexed adjustable-rate, Convertible, and Putable Advances. We participate in the issuance of unswapped fixed-rate Consolidated Bonds to finance long-term unswapped fixed-rate assets and to hedge their market risk.
The table below presents, for the periods indicated, the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended		Six Months Ended
(In millions)	June 30, 2007		December 31, 2006		June 30, 2006
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$19,885	$22,423	$22,022	$18,914	$18,809	$18,756
Discount	(63)	(77)	(75)	(47)	(59)	(44)

Total Consolidated Discount Notes	19,822	22,346	21,947	18,867	18,750	18,712

Consolidated Bonds:
Unswapped fixed-rate	25,733	26,059	26,000	26,204	26,106	26,625
Unswapped adjustable-rate	5,277	3,340	1,974	2,764	2,307	2,997
Swapped fixed-rate	26,419	24,946	25,445	25,972	25,658	25,308

Total Par Consolidated Bonds	57,429	54,345	53,419	54,940	54,071	54,930

Other items (1)	(168)	(156)	(180)	(327)	(429)	(379)

Total Consolidated Bonds	57,261	54,189	53,239	54,613	53,642	54,551

Total Consolidated Obligations (2)	$77,083	$76,535	$75,186	$73,480	$72,392	$73,263

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.
(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 9 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were (in millions) $970,857 and $951,990 at June 30, 2007 and December 31, 2006, respectively.
From the first six months of 2006 to the same period in 2007, the average book value of total Consolidated Obligations increased $3,272 million (4.5 percent). This growth was comprised of a $3,634 million increase in Discount Notes and a $362 million decrease in Consolidated Bonds. All of our Bonds issued and outstanding in 2006 and the first six months of 2007 had “plain-vanilla” interest terms. None of them were step-up, inverse floating rate, convertible, range, or zero-coupon Bonds.

The relatively stable average and ending balances of unswapped fixed-rate Consolidated Bonds reflected the modest growth in mortgage assets and long-term fixed-rate Advances. Balances of Discount Notes, swapped fixed-rate Bonds, and unswapped adjustable-rate Bonds can fluctuate significantly based on member demand for Advances, relative changes in their cost levels, supply and demand conditions, balances of money market investments, and our balance sheet management strategies. For the periods presented, the changes in ending and average balances of these three liability categories were within the range of normal volatility based on these factors.
The following table shows the allocation on June 30, 2007 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable
Due in 1 year or less	$1,709	$4,168	$4	$5,881	$9,489
Due after 1 year through 2 years	1,360	2,499	5	3,864	75
Due after 2 years through 3 years	1,205	2,905	5	4,115	70
Due after 3 years through 4 years	1,123	1,890	5	3,018	-
Due after 4 years through 5 years	880	1,270	18	2,168	-
Thereafter	3,357	3,076	254	6,687	-

Total	$9,634	$15,808	$291	$25,733	$9,634

This allocation was consistent with that in the last several years. The Bonds were distributed relatively smoothly throughout the maturity spectrum. Twenty-six percent ($6,687 million) had final remaining maturities greater than five years. These longer-term Bonds help hedge the extension risk of long-term mortgage assets. Thirty-seven percent ($9,634 million) provide us with call options, which help manage the prepayment volatility of mortgage assets. Almost all of the callable Bonds have call dates within the next 12 months, and most of them are callable daily after an initial lockout period. Daily call options provide considerable flexibility to manage market risk exposure.
Consolidated Obligations normally have an interest cost at a spread above that of U.S. Treasury Bills and Notes and below LIBOR. In the first six months of 2007, as in the prior two years, these spreads tended to fluctuate within a normal range, although they can be volatile on a daily basis. Neither the level nor the volatility of our debt spreads changed significantly on a trend basis in the first six months of 2007 compared to 2006.
Finance Board Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Consolidated Obligations. Eligible assets principally include Advances, loans under the Mortgage Purchase Program, mortgage-backed securities, and money market investments. The following table shows our compliance with this requirement on the dates indicated.

(In millions)	June 30, 2007	December 31, 2006

Total Par Value Eligible Assets	$82,646	$80,956
Total Par Value Consolidated Obligations	(77,314)	(75,441)

Excess Eligible Assets	$5,332	$5,515

From time to time, an FHLBank may voluntarily transfer Obligations to another FHLBank. There are no formal arrangements governing the transfer of Obligations among the FHLBanks. These transfers are not considered investments of one FHLBank in another FHLBank. They indicate, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day the transfer is traded) that was originally issued by another FHLBank. We did not acquire any Obligations from another FHLBank in the first six months of 2007 or in all of 2006. We have never transferred any of our Obligations to another FHLBank.
Deposits
We provide a variety of deposit programs that enable members to invest idle funds in short-term liquid assets. Member deposits are primarily demand and overnight deposits. The rates of interest on these deposits are subject to change daily based on comparable overnight money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest as well as the level of short-term interest rates. Deposits have represented a relatively small component of our funding in recent years.
The table below shows ending and average balances of our various deposit programs. We believe the moderate increase in ending and average balances for the six months ending June 30, 2007, compared to the other periods presented, resulted from an increase in members’ positive liquidity positions.

	Six Months Ended			Year Ended			Six Months Ended
(Dollars in millions)	June 30, 2007			December 31, 2006			June 30, 2006

	Ending Balance		Average	Ending Balance		Average	Ending Balance		Average
	Amount	Percent	Balance	Amount	Percent	Balance	Amount	Percent	Balance
Interest Bearing Deposits:

Term Deposits	$122	11%	$147	$88	10%	$88	$80	9%	$85
Overnight Deposits	501	44	563	453	49	466	387	46	476
Demand Deposits	473	41	336	374	40	334	368	44	331
Other Deposits	46	4	24	12	1	14	10	1	14

Non-interest Bearing
Deposits	-	-	10	-	-	1	-	-	1

Total Deposits	$1,142	100%	$1,080	$927	100%	$903	$845	100%	$907

Derivatives Hedging Activity and Liquidity
Our use of and accounting for derivatives are discussed in the “Use of Derivatives in Risk Management” section and our liquidity is discussed in the “Liquidity Risk and Contractual Obligations” section, each in “Quantitative and Qualitative Disclosures About Risk Management.”
Capital Resources
Member Capital Stock
Under our Capital Plan, we do not issue shares of capital stock except as required for an institution to become a member, maintain membership, or capitalize certain additional Mission Asset Activity; to pay stock dividends; and to pay interest on mandatorily redeemable capital stock. Our capital stock is a permanent source of capital under the GLB Act and our Capital Plan. We believe the availability of all of our regulatory capital stock to absorb potential financial losses is an important component of our safety and soundness.
In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), a member’s FHLBank capital stock meets the definition of mandatorily redeemable capital stock when the member submits a written redemption request for its capital stock or a written withdrawal notice for its membership stock or when it attains nonmember status by merger/acquisition, charter termination or involuntary termination of membership. GAAP capital excludes SFAS 150 capital stock, while regulatory capital includes it. SFAS 150 capital stock is classified as a liability on our Statements of Condition and related dividend payments are accounted for as interest expense. The classification of some capital stock as a liability has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Consolidated Obligations. SFAS 150 capital stock is fully available to absorb losses until the stock is redeemed or repurchased.

The GLB Act and Finance Board Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy that requires us to maintain a regulatory quarterly average capital-to-asset ratio of at least 4.20 percent. We have always complied with our capital leverage requirements. The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods indicated.

GAAP and Regulatory Capital

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2007		December 31, 2006		June 30, 2006
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,692	$3,669	$3,658	$3,532	$3,532	$3,502
SFAS 150-Related Stock	33	65	137	227	136	318

Regulatory Capital Stock	3,725	3,734	3,795	3,759	3,668	3,820
Retained Earnings	273	286	255	248	229	237

Regulatory Capital	$3,998	$4,020	$4,050	$4,007	$3,897	$4,057

GAAP and Regulatory Capital-to-Assets Ratios

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2007		December 31, 2006		June 30, 2006
	GAAP	Regulatory	GAAP	Regulatory	GAAP	Regulatory
Average	4.79%	4.87%	4.76%	5.05%	4.71%	5.12%
Period End	4.77	4.81	4.80	4.98	4.81	4.99

The small changes in total regulatory capital for the dates and periods indicated resulted from our Capital Plan’s cooperative capital feature (discussed below), our repurchase of SFAS 150 stock, and the distribution of our first quarter 2007 dividend in cash instead of additional shares of stock (see “Executive Overview”). The reduction in SFAS 150 stock occurred in the first quarter of 2007 when we repurchased $116 million of excess stock, most of which was the subject of members’ redemption requests. The decrease in the 2007 regulatory capital-to-asset ratio occurred from management’s decision to modestly raise the amount of capital leverage. We believe we can effectively manage the slight additional market risk exposure resulting from the higher leverage.
The following table presents changes in our regulatory capital stock balances between December 31, 2006 and June 30, 2007.

(In millions)

Regulatory stock balance at December 31, 2006	$3,795

Stock purchases:
Membership Stock	36
Activity stock	10
Stock repurchases:
Excess stock redemption requests	(97)
Other stock repurchases	(19)

Regulatory stock balance at June 30, 2007	$3,725

The stock repurchases are as noted above. The $36 million membership stock purchase resulted from the normal annual re-computation of the membership stock requirement, which is based on the amount of each member’s total assets and which primarily capitalizes our liquidity investments and mortgage-backed securities. There was only a $10 million activity stock purchase because the Capital Plan’s “cooperative capital” feature normally enables us to capitalize members’ additional Mission Asset Activity with a portion of our excess stock instead of requiring members to purchase new stock. Under the Capital Plan, each member is generally permitted to capitalize additional Mission Asset Activity with its own excess capital stock or, if that is exhausted, with available excess stock owned by other members. The latter is called “cooperative capital” and utilization of stock in this manner results in it not being considered excess stock under our Capital Plan.

The following table shows for the dates indicated the amount of available cooperative excess capital stock, the amount of capital stock utilized cooperatively to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with the cooperative capital stock.

(In millions)	June 30, 2007	December 31, 2006

Available cooperative excess capital stock	$580	$793

Cooperative utilization of capital stock	$366	$238

Mission Asset Activity capitalized with cooperative capital stock	$9,139	$5,961

On June 30, 2007, the cooperative utilization of stock provided capital for 16 percent of Advances and loans in the Mortgage Purchase Program. If our Capital Plan did not have a cooperative capital feature, members would have had to purchase an additional $366 million of stock to have the same total amount of Mission Asset Activity outstanding. The $213 million decrease in available cooperative excess stock was primarily the result of the growth in Mission Assets. The $128 million increase in the cooperative utilization of capital stock occurred as members who did not have excess stock of their own capitalized Mission Asset growth with cooperative excess stock.
As discussed in the “Executive Overview,” a new Finance Board Capital Rule prohibits an FHLBank from issuing new excess stock, including via the payment of stock dividends, if the amount of member excess stock exceeds one percent of the FHLBank’s assets. Under this rule, excess capital stock includes the amount cooperatively utilized in accordance with the terms of our Capital Plan. The following table shows, for the dates indicated, the amount of excess stock under the Finance Board’s definition of excess stock, our total assets, and the amount by which this excess stock exceeded one percent of assets. For the amount of excess stock to fall below one percent of assets, Mission Asset Activity would have to grow substantially to members who currently have excess stock of their own.

(In millions)	June 30, 2007	December 31, 2006

Excess capital stock (Finance Board definition)	$949	$1,191

Total assets	$83,068	$81,387

Regulatory limit on excess capital stock (one percent of total assets)	$831	$814

Excess capital stock above regulatory limit	$118	$377

Member Retained Earnings
On June 30, 2007, stockholders’ investment in our company was supported by $273 million of retained earnings. This represented 7.3 percent of regulatory capital stock and 0.33 percent of total assets. The current level of retained earnings exceeds the target level established by our Retained Earnings Policy by $113 million and exceeds the high-end of the Policy’s range by $58 million. The Retained Earnings Policy uses a risk-based, probabilistic approach, incorporating market risk, earnings volatility, credit risk, accounting risk and operational risk, to determine the amount of retained earnings adequate to protect against earnings instability and capital stock impairment.

RESULTS OF OPERATIONS
Components of Earnings and ROE
The following table is a summary income statement for the three and six months ended June 30, 2007 and 2006. Each ROE percentage is computed as the income or expense for the category divided by the average amount of equity for the respective period. The ROE amounts below have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2007		2006		2007		2006
	Amount	ROE	Amount	ROE	Amount	ROE	Amount	ROE

Net interest income	$107	7.93%	$96	7.48%	$206	7.73%	$188	7.41%

Net (loss) gain on derivatives
and hedging activities	—	(0.02)	1	0.10	(2)	(0.06)	1	0.05
Other non-interest income	1	0.10	1	0.06	3	0.09	2	0.07

Total non-interest income	1	0.08	2	0.16	1	0.03	3	0.12

Total revenue	108	8.01	98	7.64	207	7.76	191	7.53

Total other expense	(12)	(0.90)	(13)	(1.01)	(23)	(0.89)	(25)	(0.98)
Assessments	(25)	(a )	(23)	(a )	(49)	(a )	(45)	(a )

Net income	$71	7.11%	$62	6.63%	$135	6.87%	$121	6.55%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.

Almost all of the increase in net income and the ROE for both the three and six months ended June 30, 2007, compared to the same periods in 2006, occurred from higher net interest income. This is discussed in the next section. As has historically been our case, the net (loss) gain on derivatives and hedging activities (which relates mostly to accounting in accordance with SFAS 133) and our other non-interest income each had little volatility for the periods indicated. The former condition results from our conservative use of derivatives. The latter results from the fact that we have few sources of other non-interest income. Our Board of Directors has emphasized that one important component in managing the tradeoff between the level and volatility of earnings and the amount of Mission Asset Activity is to minimize earnings volatility, including that from using derivatives. We believe minimizing earnings volatility, within the context of the tradeoff, improves the value of membership by enabling members to have a degree of predictability on the return earned on their capital stock investment. For more information on our use of derivatives, see the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”

Net Interest Income
Average Balance Sheet and Yield/Rates
The following tables provide yields/rates and average balances for the periods indicated. Income, expense, and computed yields/rates, net interest rate spread, and net interest margin all include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. Book balances include principal/par value, unamortized premiums and discounts, basis adjustments created by the application of SFAS 133, and other minor adjustments. The average rate of every asset and liability category (except other long-term investments) increased in the three and six months ended June 30, 2007 versus the same periods in 2006. This occurred because average market interest rates, especially short-term rates, rose between these two periods, as shown in “Conditions in the Economy and Financial Markets.” The increase in market interest rates had the largest effect on the average yields/rates of categories with short-term maturities and adjustable-rate features.

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$46,706	$619	5.31%	$44,972	$552	4.92%
Mortgage loans held for portfolio (2)	8,698	117	5.39	8,394	107	5.13
Federal funds sold and securities purchased under resale agreements	6,490	86	5.34	6,358	79	4.97
Other short-term investments (3)	1,160	15	5.33	1,241	16	4.95
Interest-bearing deposits in banks	7,349	98	5.36	4,542	56	4.97
Mortgage-backed securities	12,009	143	4.77	12,142	141	4.66
Other long-term investments	20	-	5.76	28	1	5.79
Loans to other FHLBanks	4	-	5.34	11	-	4.97

Total earning assets	82,436	1,078	5.25	77,688	952	4.91

Allowance for credit losses on mortgage loans	-			-
Other assets	367			271

Total assets	$82,803			$77,959

Liabilities and Capital
Term deposits	$167	2	5.27	$91	1	4.79
Other interest bearing deposits	941	12	5.03	800	9	4.65
Short-term borrowings	20,801	271	5.22	17,162	208	4.84
Unswapped fixed-rate Consolidated Bonds	25,992	292	4.51	26,419	284	4.31
Unswapped adjustable-rate Consolidated Bonds	4,365	57	5.27	2,948	36	4.86
Swapped Consolidated Bonds	25,627	337	5.27	25,529	315	4.96
Mandatorily redeemable capital stock	31	-	6.50	219	3	5.83
Other borrowings	-	-	-	2	-	4.76

Total interest-bearing liabilities	77,924	971	5.00	73,170	856	4.69

Non-interest bearing deposits	19			1
Other liabilities	881			1,047
Total capital	3,979			3,741

Total liabilities and capital	$82,803			$77,959

Net interest rate spread			0.25%			0.22%

Net interest income and net interest margin		$107	0.52%		$96	0.49%

Average interest-earning assets to interest-bearing liabilities			105.79%			106.18%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.
(3)	Other short-term investments are primarily composed of securities classified as available-for-sale, which are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$46,222	$1,214	5.30%	$45,389	$1,064	4.73%
Mortgage loans held for portfolio (2)	8,612	228	5.35	8,407	215	5.16
Federal funds sold and securities purchased under resale agreements	7,415	196	5.34	7,153	167	4.72
Other short-term investments (3)	1,022	27	5.34	1,229	30	4.75
Interest-bearing deposits in banks	6,829	182	5.36	4,562	107	4.75
Mortgage-backed securities	12,035	285	4.78	12,222	282	4.65
Other long-term investments	21	1	5.78	28	1	5.78
Loans to other FHLBanks	2	-	5.34	16	-	4.70

Total earning assets	82,158	2,133	5.24	79,006	1,866	4.76

Allowance for credit losses on mortgage loans	-			-
Other assets	354			274

Total assets	$82,512			$79,280

Liabilities and Capital
Term deposits	$147	4	5.26	$85	2	4.53
Other interest bearing deposits	923	23	5.01	821	18	4.41
Short-term borrowings	22,346	579	5.23	18,712	426	4.58
Unswapped fixed-rate Consolidated Bonds	26,042	582	4.51	26,611	567	4.30
Unswapped adjustable-rate Consolidated Bonds	3,340	87	5.27	2,997	69	4.68
Swapped Consolidated Bonds	24,807	650	5.28	24,943	587	4.74
Mandatorily redeemable capital stock	65	2	6.46	318	9	5.78
Other borrowings	-	-	-	1	-	4.76

Total interest-bearing liabilities	77,670	1,927	5.01	74,488	1,678	4.54

Non-interest bearing deposits	10			1
Other liabilities	883			1,056
Total capital	3,949			3,735

Total liabilities and capital	$82,512			$79,280

Net interest rate spread			0.23%			0.22%

Net interest income and net interest margin		$206	0.51%		$188	0.48%

Average interest-earning assets to interest-bearing liabilities			105.78%			106.07%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Other short-term investments are primarily composed of securities classified as available-for-sale, which are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.
Components of Net Interest Income—Six Months Ended June 30, 2007
We manage net interest income within the context of managing the tradeoff between market risk and return. Our profitability tends to be relatively low compared to many other financial institutions due to our cooperative wholesale business model, our members’ desire to have dividends correlate with short-term interest rates, and our modest overall risk profile. We also generate a small amount of earnings from sources other than net interest income, which are therefore not available to provide a stable source of earnings. As a result, our ROE tends to fluctuate more than that of other financial institutions, on a percentage basis. Therefore, effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, not on individual balance sheet or income statement accounts in isolation.
Net interest income derives from the net interest rate spread and from funding interest-earning assets with interest-free capital, each as defined below and as shown in the following table for the periods selected. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin. Because of our relatively low net interest rate spread, a relatively large proportion of our net interest income is generated from the investment of our capital, compared to other financial institutions.
▪	Net interest rate spread. This component equals the balance of total interest-earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), prepayment fees on Advances, and all other components of earnings from interest-earning assets net of funding costs.

▪	Earnings from funding assets with interest-free capital. We fund interest-earning assets with interest-free capital, which generates net interest income. As asset book yields rise in response to higher market interest rates, funding assets with interest-free funds raises earnings. This is because we tend to invest most of our capital in short-term and/or adjustable-rate assets in order to control market risk exposure and help ensure that profitability correlates with short-term interest rates. This source of earnings can be computed as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2007		2006		2007		2006
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$53	0.26%	$49	0.25%	$104	0.26%	$98	0.25%
Net (amortization)/accretion (1) (2)	(4)	(0.02)	(6)	(0.03)	(12)	(0.03)	(14)	(0.04)
Prepayment fees on Advances, net (2)	2	0.01	-	-	3	-	2	0.01

Total net interest rate spread (3)	51	0.25	43	0.22	95	0.23	86	0.22

Earnings from investment of interest-free capital	56	0.27	53	0.27	111	0.28	102	0.26

Total net interest income/net interest margin	$107	0.52%	$96	0.49%	$206	0.51%	$188	0.48%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
Half of the total $18 million increase in net interest income during the first six months of 2007 occurred from the effect of higher short-term interest rates on earnings generated by funding a portion of assets with interest-free capital. The other half was due to factors related to the net interest rate spread. Total net amortization of noncash items in accordance with SFAS 91 was $2 million lower in the first six months of 2007 versus the same period in 2006, which improved earnings. The largest components of net amortization relate to purchase of mortgage assets and issuance of Consolidated Obligations at premium or discount prices and to concession fees paid on Consolidated Obligations. The slight reduction in net amortization reflected a modest trend of higher average mortgage interest rates, resulting in slower future prepayment speeds and consequent decrease in mortgage amortization. Although prepayment fees on Advances terminated early by members changed very little, these fees can vary significantly from period to period and have done so in the past.
The $6 million increase in the first six months of 2007 in the other components of the net interest spread (excluding net amortization and prepayment fees) was the net result of several material factors as discussed below.
▪	Maturity of low cost debt—Unfavorable: In the last six months of 2006 and the first six months of 2007, we retired $3.6 billion of unswapped fixed-rate Consolidated Bonds, having a weighted average coupon of 3.96 percent. We had issued many of these low cost Bonds in 2001-2003 to fund mortgage assets purchased during that period’s historically low interest rates and steep positively sloped market yield curves. These Bonds tended to have average book costs well below the average book cost of all such outstanding Bonds, significantly below the book yields of the mortgage assets they funded, and significantly below current market rates on new debt.

This factor will increasingly affect our financial performance in the next several years, because of the large amount of such debt that will continue to mature through 2009. For example, between June 30, 2007 and the end of 2008, $5.1 billion of unswapped fixed-rate Bonds designated as funding mortgage assets will mature with a weighted average book cost of 3.74 percent.

▪	Continued narrow mortgage spreads—Unfavorable: Mortgage assets typically earn the highest net book spreads to funding costs of any of our assets. However, in 2005, 2006 and the first six months of 2007, spreads on new mortgage assets that we purchased were narrow on an historical comparison. This was due to the flat, and even inverted, market yield curves, a reduced growth rate in the supply of fixed-rate mortgages, and an historically low expected volatility for future interest rates implied in the market prices of various kinds of interest rate options.

▪	Reduction in mandatorily redeemable capital stock (SFAS 150)—Favorable: The average balance of mandatorily redeemable stock was $253 million lower in the first six months of 2007 compared to the same period in 2006, as we repurchased excess capital stock. Interest expense on this stock is accrued at the dividend rate paid. The reduced interest expense increased net interest income by approximately $7 million in the first six months of 2007 compared to the same period in 2006. (See the “Capital Resources” section of the “Analysis of Financial Condition” for more information.)

▪	Higher spreads on short term assets—Favorable: Net spreads to funding costs on many short-term assets improved slightly in the first six months of 2007 compared to the same period in 2006.

▪	Growth in average balances of assets and capital—Favorable: The average balance sheet expanded, which improved earnings. In the first six months of 2007, assets grew $3,232 million and capital grew $214 million, compared to the first six months of 2006. An estimate of the impact on earnings from balance sheet growth is $3 million, from the last row of the “volume” column of the volume/rate analysis table in the section below.
Components of Net Interest Income—Three Months Ended June 30, 2007
The factors that affected net interest income for the second quarter of 2007 compared to the second quarter of 2006 were qualitatively and directionally the same as those discussed above for the year-to-date comparison.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2007 over 2006			June 30, 2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$22	$45	$67	$19	$131	$150
Mortgage loans held for portfolio	4	6	10	5	8	13
Federal funds sold and securities purchased under resale agreements	1	6	7	6	23	29
Other short-term investments	(2)	1	(1)	(5)	2	(3)
Interest-bearing deposits in banks	35	7	42	54	21	75
Mortgage-backed securities	(1)	3	2	(5)	8	3
Other long-term investments	(1)	-	(1)	-	-	-
Loans to other FHLBanks	-	-	-	-	-	-

Total	58	68	126	74	193	267

Increase (decrease) in interest expense
Term deposits	1	-	1	1	1	2
Other interest-bearing deposits	2	1	3	2	3	5
Short-term borrowings	44	19	63	82	71	153
Unswapped fixed-rate Consolidated Bonds	(5)	13	8	(12)	27	15
Unswapped adjustable-rate Consolidated Bonds	17	4	21	8	10	18
Swapped Consolidated Bonds	1	21	22	(3)	66	63
Mandatorily redeemable capital stock	(3)	-	(3)	(7)	-	(7)
Other borrowings	-	-	-	-	-	-

Total	57	58	115	71	178	249

Increase in net interest income	$1	$10	$11	$3	$15	$18

The vast majority of the increase in total net interest income occurred in the rate contribution category. This represented the effect of higher short-term market interest rates on the earnings generated from funding interest-earning assets with interest-free capital, net of other factors in the rate contribution category related to changes in asset book yields and liability book costs. The impact of the higher short-term interest rates can also be seen in each separate asset and liability account. The volume/rate analysis is consistent with the analysis in the “Components of Net Interest Income” section above.
Effect of the Use of Derivatives on Net Interest Income
Our use of derivatives affects net interest income primarily by synthetically transforming the interest rate terms of Advances and Consolidated Obligations into adjustable-rate LIBOR-based coupon rates (normally indexed to 3-month LIBOR). The following table shows this for the periods indicated.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Advances (1)	$17	$2	$31	$(2)
Mortgage purchase commitments (2)	-	-	1	1
Consolidated Obligations (1)	(26)	(66)	(62)	(119)

Decrease to net interest income	$(9)	$(64)	$(30)	$(120)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
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

In the six months ended June 30, 2007 versus the same period in 2006, the $33 million positive change in the net interest income impact from Advance-related swaps reflected higher coupons on short-term LIBOR, which raised the interest earned on the adjustable-rate receive leg of the swaps. The $57 million positive change in the net interest income impact from Consolidated Obligation-related swaps reflected the flatter (and even inverted) market yield curve. After the first six months of 2006, substantial amounts of Consolidated Obligation-related swaps matured or were called, and we replaced them with new swaps. The matured or called swaps had been transacted mostly in 2004 through the first two quarters of 2006, when 3-month LIBOR swap rates (to which the swaps’ pay side are mostly indexed) were lower than longer-term LIBOR swap rates (to which the swaps’ receive sides are indexed). After the second quarter of 2006, 3-month LIBOR swap rates were closer to, or even above, longer-term LIBOR swap rates. For further discussion of our use and accounting for derivatives, see the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2007	2006	2007	2006

Other Income
Net gain (loss) on derivatives and hedging activities	$-	$1	$(2)	$1
Other non-interest income, net	1	1	3	2

Total other income	$1	$2	$1	$3

Other Expense
Salaries and benefits	$6	$6	$13	$12
Other operating expense	3	3	6	6
Finance Board	1	1	1	2
Office of Finance	1	-	1	1
Other expenses	1	3	2	4

Total other expense	$12	$13	$23	$25

Average total assets	$82,803	$77,959	$82,512	$79,280
Average regulatory capital	4,016	3,964	4,020	4,057

Total other expense to average total assets (1)	0.06%	0.07%	0.06%	0.06%
Total other expense to average regulatory capital (1)	1.21%	1.30%	1.19%	1.23%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Accounting for derivatives in accordance with SFAS 133 immaterially affected our earnings, which is consistent with our historical experience. This lack of earnings volatility from our use of derivatives was a result of our conservative use of them, evidenced by the fact that we believe all of our derivatives were highly effective economically in hedging the market risk exposure identified in the hedged instruments.
Other expenses were relatively stable between the first six months of 2006 and the first six months of 2007. Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks.

REFCORP and Affordable Housing Program Assessments
REFCORP is assessed at 20 percent of net earnings before the Affordable Housing Program. The Affordable Housing Program expense is assessed at the greater of an aggregate of $100 million for the FHLBank System or 10 percent of net earnings after REFCORP, before the Affordable Housing Program expense and before interest on mandatorily redeemable capital stock. Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.6 percent effective annualized net assessment (“tax”) rate.
In the six months ended June 30, 2007 assessments totaled $48.8 million, which reduced the ROE by 249 basis points, compared to total assessments of $44.9 million in the same period of 2006, which reduced ROE by 242 basis points. The burden of assessments rose because net income before assessments increased more than average capital on a percentage basis.
Segment Information
Note 13 of the Notes to Unaudited Financial Statements presents general information on the two operating business segments we have identified. It is important to note that we dynamically manage our financial operations and market risk exposure primarily at the level of, and within the context of, the entire balance sheet, rather than at the level of individual operating business segments. Under this holistic approach, the market risk/return profile of each operating business segment does not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes the segments’ operating results for the periods selected.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended June 30, 2007

Net interest income	$81	$26	$107

Net income	$53	$18	$71

Average assets	$72,671	$10,132	$82,803

Assumed average capital allocation	$3,492	$487	$3,979

Return on Average Assets (1)	0.29%	0.69%	0.34%

Return on Average Equity (1)	6.10%	14.37%	7.11%

Three Months Ended June 30, 2006

Net interest income	$75	$21	$96

Net income	$48	$14	$62

Average assets	$68,175	$9,784	$77,959

Assumed average capital allocation	$3,272	$469	$3,741

Return on Average Assets (1)	0.28%	0.58%	0.32%

Return on Average Equity (1)	5.84%	12.12%	6.63%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Six Months Ended June 30, 2007

Net interest income	$157	$49	$206

Net income	$102	$33	$135

Average assets	$72,449	$10,063	$82,512

Assumed average capital allocation	$3,467	$482	$3,949

Return on Average Assets (1)	0.28%	0.66%	0.33%

Return on Average Equity (1)	5.91%	13.81%	6.87%

Six Months Ended June 30, 2006

Net interest income	$147	$41	$188

Net income	$94	$27	$121

Average assets	$69,562	$9,718	$79,280

Assumed average capital allocation	$3,278	$457	$3,735

Return on Average Assets (1)	0.27%	0.57%	0.31%

Return on Average Equity (1)	5.78%	12.09%	6.55%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
For this segment, the 26 basis point ROE increase from the three months ended June 30, 2006 to the three months ended June 30, 2007, and the 13 basis point ROE increase from the first six months of 2006 to the first six months of 2007, resulted primarily from the following factors:
▪	Favorable factors: The higher short-term interest rate environment improved earnings from funding a portion of interest-earning assets with interest-free capital. Net spreads to funding costs on short-term assets improved slightly. Assets and capital in this segment increased.

▪	Unfavorable factors: A substantial amount of low cost debt related to mortgage-backed securities was retired; book spreads to funding costs on new mortgage-backed securities continued to be relatively narrow.
Mortgage Purchase Program Segment
For this segment, the 225 basis point ROE increase from the three months ended June 30, 2006 to the three months ended June 30, 2007, and the 172 basis point ROE increase from the first six months of 2006 to the first six months of 2007, resulted primarily from the following factors:
▪	Favorable factors: In both periods, there was a larger principal amount of Consolidated Obligations than mortgage loans. Therefore, the segment’s balance sheet had a relatively large balance of short-term assets (assumed to be overnight Federal funds). The higher short-term interest rate environment in the first six months of 2007 compared to the same period in 2006 increased the earnings from the Federal funds assets as well as from funding assets with interest-free capital. For the comparison of the three months ended June 30, the ROE was also favorably affected by higher long-term interest rates in the second quarter of 2007, which slowed near-term projected prepayment speeds and resulted in a relatively large reduction in net SFAS 91-related amortization in that quarter compared to the second quarter of 2006.

▪	Unfavorable factors: The same unfavorable factors affected the Mortgage Purchase Program segment as the Traditional Member Finance segment.
Most of the increase in this segment’s profitability was the result of the increase in short-term interest rates combined with the larger amount of debt relative to mortgage loan assets. Without these factors, the segment’s profitability would have decreased substantially (by an estimated 200 to 300 basis points) because of the maturity of low cost debt and the continued

purchase of new mortgage assets at relatively narrow spreads. The overfunding occurred, in part, from our strategy maintained in the last two years to maintain a lower market risk exposure on the entire balance sheet. We implemented most of this strategy in this segment. We believe it is important to monitor the segment’s profitability excluding the effect of the combination of higher short-term interest rates and the overfunding, because its long-term expected profitability is unrelated to these two factors.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
We believe that business risk and market risk are the most significant risks we face. Business risk is the potential adverse impact on achievement of our mission objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we have limited control or influence. A significant business risk arose in the first quarter of 2006 in the form of the Finance Board’s proposed Capital Rule, which became final on January 29, 2007. Another significant business risk was realized in the second quarter of 2007 when one of our largest stockholders and largest borrower, Charter One Bank, N.A., notified us that, as soon as September 2007, it would be consolidated within its holding company chartered outside of our District. See the “Business Related Developments and Update on Risk Factors” section of the “Executive Overview.” We believe there were no other material changes related to the risk factors identified in our 2006 Form 10-K.
Market Risk
Our primary challenges in managing long-term market risk exposure and the level and volatility of earnings arise from the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and from the market risk exposure of owning mortgage assets on which we have effectively sold prepayment options. We hedge the market risk of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. We also manage market risk by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss.
Our Financial Management Policy has five sets of limits regarding market risk exposure, as outlined below. These policy limits relate largely to long-term market risk exposure. Except for the capital leverage requirement, with which we comply daily, we determine our compliance with these policy limits at every month end or more frequently if market or business conditions change significantly. In addition, Finance Board Regulations specify additional management controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold.
▪	Capital Leverage. Finance Board Regulations require us to maintain at least a 4.00 percent regulatory capital-to-assets ratio. We have adopted a more restrictive additional limit in our Financial Management Policy, requiring us to maintain a quarterly average ratio of at least 4.20 percent.

▪	Market Value of Equity Sensitivity. The market value of equity (for the entire balance sheet) must be between positive and negative 15 percent of the current balance sheet’s market value of equity in two hypothetical interest rate scenarios: up 200 basis points and down 200 basis points from the current interest rate environment. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

▪	Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment must be between positive and negative six years. In addition, the duration of equity in up and down 200 basis points interest rate shocks must be within positive and negative eight years.

▪	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive three percent and negative three percent in each of up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities, with no assumed capital allocation.

▪	Risk-Based Capital. Finance Board Regulations require that total permanent capital, which includes retained earnings plus the regulatory amount of all Class B capital stock (including mandatorily redeemable stock), must be at least equal to the amount of risk-based capital. Risk-based capital is the sum of market risk, credit risk, and operational risk as specified by the Regulations.
We complied with each of these policy limits throughout the first six months of 2007, as in 2006.
Capital Leverage
See the “Capital Resources” section of the “Analysis of Financial Condition” for information on our compliance with the policy limits for capital leverage.
Market Value of Equity and Duration of Equity
The sensitivities of the market value of equity and the duration of equity to interest rate movements are key measures we use to indicate the expected long-term correlation between interest rate movements and earnings (i.e., ROE). If the ROE and short-term interest rates were perfectly correlated, the market value of equity would also have a strong positive correlation with interest rates. However, because of our need to generate a competitive return on stockholders’ capital investment and because of mortgage prepayment optionality, there is normally an inverse correlation between the ROE and interest rates. Our market value of equity sensitivity also tends to exhibit this inverse correlation. In some cases, the market value of equity decreases for both increases and decreases in interest rates. The duration of equity indicates the expected change in the market value of equity from a change in interest rates. It can represent the weighted average amount of time until the principal and interest of a financial instrument is able to be reinvested. This time-to-reinvest concept relates to the market value sensitivity of a financial instrument because the amount of sensitivity directly corresponds to how long one must wait to reinvest an instrument’s principal and interest cash flows in the current interest rate environment.
The following table presents the market value of equity sensitivity profile of the entire balance sheet for selected periods and interest rate shocks (in basis points).

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Average
Market Value of Equity	$3,840	$4,018	$4,021	$3,975	$3,900	$3,808	$3,616
% Change from Flat Case	(3.4)%	1.1%	1.2%	-	(1.9)%	(4.2)%	(9.0)%

2006 Full-Year Average
Market Value of Equity	$3,881	$4,005	$3,996	$3,949	$3,880	$3,800	$3,633
% Change from Flat Case	(1.7)%	1.4%	1.2%	-	(1.7)%	(3.8)%	(8.0)%

June 30, 2007

Market Value of Equity	$3,890	$3,955	$3,898	$3,814	$3,719	$3,619	$3,425
% Change from Flat Case	2.0%	3.7%	2.2%	-	(2.5)%	(5.1)%	(10.2)%

December 31, 2006
Market Value of Equity	$3,852	$4,053	$4,073	$4,043	$3,983	$3,905	$3,732
% Change from Flat Case	(4.7)%	0.2%	0.7%	-	(1.5)%	(3.4)%	(7.7)%
The following table presents the duration of equity for selected periods and interest rate shocks (in basis points).

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Average	(6.1)	(1.5)	1.5	3.4	4.6	5.2	5.3

2006 Full-Year Average	(4.9)	(0.5)	1.6	3.1	4.1	4.6	4.7

June 30, 2007	(4.8)	1.9	3.8	4.9	5.5	5.8	5.6

December 31, 2006	(6.3)	(2.4)	0.5	2.4	3.8	4.5	4.8
We believe that having adequate flexibility within the limits enables us to effectively manage the tradeoffs between market risk and return over time as economic and market conditions fluctuate. During the first six months of 2007, we believe our market risk exposure was moderate and well managed. Most of the increase during 2007, compared to December 31, 2006, in the base-case duration of equity and in the market risk exposure to higher interest rates was a consequence of the upward trend in long-term interest rates and the steeper market yield curve. The market values of our mortgage assets are most sensitive to the long-term interest rates (defined here as the 7-15 year portion of the yield curve). In contrast, the market values of our unswapped Bonds issued to hedge the market risk of our mortgage assets are currently most sensitive to intermediate-term rates (defined here as the 2-5 year portion of the yield curve).
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

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Average	(0.9)%	0.1%	0.2%	-	(0.3)%	(0.7)%	(1.6)%

2006 Full-Year Average	(0.6)%	0.1%	0.2%	-	(0.3)%	(0.6)%	(1.3)%

June 30, 2007	0.1%	0.5%	0.3%	-	(0.4)%	(0.8)%	(1.7)%

December 31, 2006	(1.2)%	(0.1)%	0.1%	-	(0.2)%	(0.6)%	(1.4)%
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

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Average
% Change Market Value of Equity	(21.5)%	2.9%	4.5%	-	(8.1)%	(18.1)%	(39.2)%

Duration of Equity	(40.7)	(10.4)	4.0	13.7	20.9	26.4	35.5

2006 Full-Year Average
% Change Market Value of Equity	(13.2)%	3.2%	3.7%	-	(6.4)%	(14.2)%	(30.7)%

Duration of Equity	(31.0)	(6.2)	3.3	10.5	15.7	19.4	24.3

June 30, 2007
% Change Market Value of Equity	2.7%	15.9%	9.8%	-	(11.9)%	(24.5)%	(49.2)%

Duration of Equity	(29.4)	5.2	15.3	22.4	28.6	34.1	47.7
December 31, 2006
% Change Market Value of Equity	(27.1)%	(1.6)%	2.1%	-	(5.7)%	(13.8)%	(31.4)%

Duration of Equity	(40.3)	(13.3)	(0.2)	8.5	15.1	19.9	26.1
The tables show that, for the periods presented, the market risk exposure of the mortgage asset portfolio had similar trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had a greater amount of market risk exposure and volatility.
Risk-Based Capital Regulatory Requirements
The GLB Act and Finance Board Regulations require us to hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. The amount of our total permanent capital, defined as retained earnings plus the regulatory amount of Class B stock, must be at least equal to the amount of risk-based capital, measured as the sum of market risk, credit risk, and operational risk. Credit risk is measured for each asset and derivative using formulaic assignments based on actual histories of corporate defaults for different asset classes. Operational risk is specified to be 30 percent of the sum of market risk and credit risk. Market risk is measured as the sum of the following two items:
▪	The market value of equity at risk, determined from simulations using movements in interest rates and interest rate volatility that could occur during times of market stress, based on value-at-risk analysis.

▪	The amount, if any, by which our current base-case market value of equity is less than 85 percent of the book value of total capital.
The following table shows for the dates and period indicated the monthly average and period-end composition of risk-based capital and the amount of risk-based capital relative to the actual amount of permanent capital.

(Dollars in millions)		Monthly Average
	Quarter End	Six Months Ended	Year End
	June 30, 2007	June 30, 2007	2006

Market risk-based capital	$373	$319	$246
Credit risk-based capital	207	205	198
Operational risk-based capital	174	157	133

Total risk-based capital requirement	754	681	577
Total permanent capital	3,998	4,020	4,050

Excess permanent capital	$3,244	$3,339	$3,473

Risk-based capital as a percent of permanent capital	18.9%	16.9%	14.2%

As of June 30, 2007, we had $3,998 million of permanent capital eligible to meet our risk-based capital requirement of $754 million. The risk-based capital requirement historically has not been a binding constraint on our operations. Therefore, we do not use it to actively manage our market risk exposure. We expect this to continue in the future. However, we do monitor its trends within our internal process of market risk analysis.
Use of Derivatives in Risk Management
In the first six months of 2007, as in prior years, we used derivatives for the following hedging purposes:
▪	to synthetically convert long-term fixed-rate callable Consolidated Bonds, which are one type of debt security the investor community prefers, to an adjustable-rate LIBOR funding basis (usually 3-month LIBOR) in order to offer and fund competitively-priced LIBOR Advances and other short-term Advances;

▪	to hedge below-market fixed rates on Convertible and Putable Advances that have a put option on interest-rates permitting, or requiring, us to convert them to adjustable-rate LIBOR Advances (usually after an initial lockout period) or to terminate the Advance;

▪	to hedge Regular Fixed-Rate Advances when it may not be advantageous to issue Consolidated Obligations;

▪	to hedge the interest rate and interest-rate options on certain Advances that have caps and/or floors; and

▪	to hedge the market risk exposure during the commitment period of Mandatory Delivery Contracts.
The terms and characteristics of the derivatives are designed to match, closely or exactly, those of the hedged Advances and Consolidated Obligations. Generally, we use derivatives to hedge all Advances that have embedded interest rate options that we have purchased or sold. (Exceptions to this practice are the small amount of Mortgage-Related Advances.) Therefore, the volatility in the market value of equity and earnings from application of SFAS 133 has historically been minimal.

The following table presents on the dates indicated the notional principal amounts of the derivatives used to hedge other instruments.

		June 30,	December 31,	June 30,
(In millions)		2007	2006	2006

Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$26,534	$26,485	$25,848
Convertible Advances	Interest rate swap	4,116	4,485	5,151
Putable Advances	Interest rate swap	5,362	444	15
Advances with purchased caps and/or floors	Interest rate swap	1,010	10	10
Regular Fixed-Rate Advances	Interest rate swap	665	365	240
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	209	86	92

Total based on Hedged Item (1)		$37,896	$31,875	$31,356

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
We transact interest rate swaps to hedge the first five items in the table. To hedge Mandatory Delivery Contracts, we use a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities. The increase in the notional principal amount of swaps hedging Putable Advances resulted from the program’s growth, especially a $4 billion Advance to one member in the first quarter of 2007. The increase in swaps hedging Advances with purchased caps and/or floors occurred from a $1 billion Advance with a cap to one member in the second quarter of 2007.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship on the dates indicated. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	June 30,	December 31,	June 30,
(In millions)	2007	2006	2006

Shortcut (Fair Value) Treatment
Advances	$6,007	$809	$255
Mortgage Purchase Program	–	–	–
Investments	–	–	–
Consolidated Obligations	24,699	23,470	21,563

Total	30,706	24,279	21,818

Long-haul (Fair Value) Treatment
Advances	5,096	4,475	5,141
Mortgage Purchase Program	–	–	–
Investments	–	–	–
Consolidated Obligations	1,835	3,015	4,285

Total	6,931	7,490	9,426

Economic Hedges
Advances	50	20	20
Mandatory Delivery Contracts	232	107	112
To-be-announced mortgage-backed securities hedges	209	86	92
Investments	–	–	–
Consolidated Obligations	–	–	–

Total	491	213	224

Total Derivatives	$38,128	$31,982	$31,468

Our interest rate swaps that hedge Advances or Consolidated Obligations are normally eligible for fair value hedge accounting in accordance with SFAS 133. Fair value hedge accounting can be either shortcut treatment or long-haul treatment. We received shortcut accounting treatment on $30.71 billion (81 percent) of total derivative transactions outstanding as of June 30, 2007. Shortcut accounting permits the assumption of no hedge ineffectiveness, resulting in no effect from these derivatives transactions on earnings and capital. The increase in Advance hedges receiving shortcut accounting treatment resulted from the increase in Putable Advances.
We designated $6.93 billion (18 percent) of derivatives as long-haul fair value hedges. For these, we are permitted to offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the risk being hedged in the hedged instruments, as long as certain conditions apply. The decrease in the amount of Consolidated Obligation hedges receiving long-haul accounting resulted mostly from our discontinued use of swaps having deferred fees, which we account for as long-haul hedges.
The remaining $491 million (one percent) of derivatives are economic hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument but that does not qualify for hedge accounting treatment or for which the FHLBank has not designated it in such a qualifying hedge relationship. The fair value changes in these economic hedge relationships tend to closely offset each other, as designed.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, to delayed receipt of interest and principal, or to counterparties’ nonpayment of interest due on derivative transactions. As explained below, we believe we have limited exposure to credit risk. Therefore, we have not established a loan loss reserve for any assets.
Credit Services
We manage credit risk exposure from our lending activity through various forms and degrees of collateralization, credit underwriting, valuation of collateral, physical collateral review, and collateral perfection. The terms and conditions of members’ borrowing relationships are determined by criteria specified in our Credit Policy. We have aggressive processes to identify and manage credit risk, including very conservative collateralization of member borrowings. Most of our collateral is high quality 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. We believe we have an immaterial residual amount of exposure to poorly performing subprime and nontraditional mortgages, and we have policies and procedures in place to monitor and mitigate any such exposure we do have. Because of these factors and the fact that we have never experienced a credit related loss or delinquency on an Advance payment, we have not established a loan loss reserve for Credit Services.
The following table shows our distribution of internal credit ratings assigned to member and non-member borrowers as of June 30, 2007. These distributions did not change materially compared to December 31, 2006.
     (Dollars in millions)

	All Members and Borrowing
	Nonmembers		All Borrowers
Member		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number (1)	Capacity	Number	Outstanding	Capacity
1	159	$47,709	98	$22,489	$46,053
2	187	31,076	136	16,455	30,312
3	257	17,182	211	6,601	16,276
4	116	12,705	88	6,464	12,359
5	11	304	7	124	203
6	15	437	9	277	364
7	6	32	5	28	32

Total	751	$109,445	554	$52,438	$105,599

(1)	Includes 12 borrowing nonmembers as of June 30, 2007.

The data in the table are based on our credit underwriting processes. The left side shows the borrowing capacity of both secured members and secured non-member borrowers (former members with remaining outstanding Advances or Letters of Credit). The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. A small number of borrowers (3.8 percent) and very little borrowing capacity (0.6 percent) were related to institutions with credit ratings of 5 or below. For total members and borrowing nonmembers, 80 percent had one of the top three credit ratings and 96 percent had one of the top four credit ratings. These percentages were similar for all borrowers.
Mortgage Purchase Program
Although we use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include (in order of priority) primary mortgage insurance, the Lender Risk Account (for conventional loans only), and Supplemental Mortgage Insurance (for conventional loans only) purchased by the PFI from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, private mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level. Details on the Lender Risk Account are available in the 2006 Form 10-K.
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
Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member experienced a loss on loans sold to us. Delinquencies have been minimal. Because of the strong credit enhancements and the history of strong credit quality, we believe our exposure to credit risk on conventional loans is de minimis and we have not established a loan loss reserve for the Program. On June 30, 2007, 16 percent of our acquired mortgage loans and Mandatory Delivery Contracts were backed by the FHA. These loans have a 100 percent U.S. government guarantee and, therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance. Based on available data, we believe we have very little exposure to loans in our Mortgage Purchase Program that are considered to have characteristics of “subprime” or “alternative” loans. The table below on FICO scores is one way we support this conclusion.
The following table presents changes in the Lender Risk Account during the first six months of 2007. The amount of loss claims was insignificantly different from zero.

Six Months Ended
(In millions)	June 30, 2007

Lender Risk Account at December 31, 2006	$46
Additions	3
Claims	–
Scheduled distributions	–

Lender Risk Account at June 30, 2007	$49

The following table shows two measures of the conventional loan portfolio’s credit quality as of June 30, 2007.

	Percent			Percent
Loan-to-Value	of Principal	FICO Score		of Principal

<= 60%	22%	< 620		0%
> 60% to 70%	19	620 to < 660		5
> 70% to 80%	51	660 to < 700		11
> 80% to 90%	5	700 to < 740		19
> 90%	3	>= 740		65

Weighted Average	69%	750	Total	100%

The data on the distribution of the loan-to-value ratios and the credit scores provided by Fair Isaac and Company (FICO) are from origination dates of the loans weighted by unpaid principal. The distributions and averages for each category were almost identical to those at the end of 2006. We believe the data on the loan-to-value ratios and FICO scores are another indication that the Mortgage Purchase Program has a favorable credit quality and that our exposure to “subprime” or “alternative” loans is quite small.
Another indication of credit quality is data on actual delinquencies. On June 30, 2007, the Program had $10 million (0.1 percent) of conventional principal and $27 million (1.9 percent) of FHA principal that were 90 days or more delinquent and not in foreclosure. These rates were below the national average delinquency rates of 0.3 percent for conventional principal and 3.20 percent for FHA principal, measured by the most recent Mortgage Bankers Association National Delinquency Survey. There were no loans on nonaccrual status. Because of the credit enhancements on conventional loans and the government guarantee on FHA loans, we believe we have little, if any, exposure to loans on delinquent status.
Investments
A credit event for an investment security could be triggered from default on or delayed payments of principal or interest or from a security’s rating downgrade that results in a realized market value loss. Because of our conservative policies and practices related to investment activities, we believe credit risk exposure from our investments portfolio is nominal.
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
The following table presents for the dates indicated the par amount of unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services. The table excludes securities repurchased under resale agreements, which are secured. The differences between the two periods were consistent with normal daily fluctuation in our investment activity.

	June 30, 2007	December 31, 2006
(In millions)
Aaa/AAA	$200	$891
Aa/AA	10,355	12,987
A	3,730	3,485
Baa/BBB	–	–

Total	$14,285	$17,363

Our Financial Management Policy also establishes conservative guidelines for our investment in mortgage-backed securities. Substantially all of these are GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by Ginnie Mae. We have never held any asset-backed securities. On June 30, 2007, we held only six private label mortgage-backed securities totaling a principal balance of $381 million. Although these securities can carry greater credit risk than GSE and agency mortgage-backed securities, the ones we own all have triple-A ratings, carry increased subordination, and consist of residential fixed-rate mortgage loans. In addition, based on available data, we believe we had a de minimis amount of exposure to “subprime” or “alternative” mortgage loans in our private-label portfolio. We have policies in place to limit the percentage of private-label mortgage-backed securities we can purchase that may have characteristics of these types of loans, and we have policies and procedures (including increased subordination) in place to monitor and mitigate any such exposure.
As indicated in Notes 3 and 4 to the Notes to Unaudited Financial Statements, as of June 30, 2007 and December 31, 2006, our available-for-sale securities portfolio and held-to-maturity securities portfolio had unrealized losses. This was due to the generally higher level of interest rates on these dates, compared to the interest rate levels when we purchased the securities. We have determined that all the unrealized losses for these portfolios were temporary, a consequence of movements in interest rates, and not an indication of deterioration of the creditworthiness of the issuers or of the underlying collateral. We believe it is probable we will be able to collect all amounts due according to the contractual terms of the individual securities in these portfolios. Additionally, we have the intent, as well as sufficient liquidity, to hold the securities to their final payments, which will result in full recovery of the unrealized losses.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments or defaults. This could result in us having to replace the derivative transaction with that from another counterparty on less favorable terms. Our amount of credit risk exposure to a counterparty equals the positive net mark-to-market value of all derivatives outstanding with the counterparty. Our Financial Management Policy limits unsecured credit exposure to each derivative counterparty based on the counterparty’s amount of capital and creditworthiness.
The table below presents the net market value exposure as of June 30, 2007 for interest rate swap derivatives outstanding.
(Dollars in millions)

			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure

Aaa/AAA	–	$–	$–	$–	$–	$–
Aa/AA	12	26,035	29	(29)	–	–
A	4	11,652	(32)	–	–	(32)

Total	16	$37,687	$(3)	$(29)	$–	$(32)

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
The 16 counterparties with whom we had interest rate swaps outstanding had $32 million of net market value exposure to us. None of our counterparties carried a long-term credit rating lower than A- from a national rating agency. Because of the collateralization process, strong credit quality and ratings on our derivative counterparties, we do not expect any credit losses on our derivative transactions.
Liquidity Risk and Contractual Obligations
Liquidity Information
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing liquidity is through participation in the issuance of FHLBank System Consolidated Obligation debt. As shown on the Statements of Cash Flows, in the six months ended June 30, 2007 our share of participations in debt issuance was $290.7 billion of Consolidated Discount Notes and $22.0 billion of Consolidated Bonds.
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
Based on the excess liquidity indicated in the standard measures presented below and based on our ability to access the capital markets for debt issuance, we believe we had sufficient liquidity reserves on each day in the first six months of 2007.
Contingency Liquidity Requirement
To meet the contingency liquidity requirement, we must hold sources of liquidity, in the event our access to the capital markets is impeded for seven business days, in an amount at least equal to the sum of the following items:
▪	100 percent of liabilities maturing or called in the next seven business days (net of liabilities issued, not yet settled);

▪	100 percent of assets traded, not yet settled, and Advance commitments with settlement dates within the next seven business days;

▪	100 percent of Advances maturing within the next seven business days; and

▪	a hypothetical three percent increase in Advances, computed based on recent balance experience.
Sources of liquidity for the contingency liquidity requirement include the following:
▪	cash;

▪	overnight Federal funds, overnight deposits, self-liquidating term Federal funds (maturing in the next seven business days), 95 percent of the market value of available-for-sale negotiable securities, 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities, and certain other investments as detailed in our Financial Management Policy;

▪	Advances maturing within the next seven business days; and

▪	principal and interest payments to be received within the next seven business days on mortgage-backed securities.
The following table presents the components of the contingency liquidity requirement on the dates indicated.

Contingency Liquidity Requirement (In millions)	June 30,	December 31,
	2007	2006
Total Contingency Liquidity Reserves	$30,711	$29,409
Total Requirement	(19,974)	(16,427)

Excess Contingency Liquidity Available	$10,737	$12,982

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

Deposit Reserve Requirement (In millions)	June 30,	December 31,
	2007	2006
Total Eligible Deposit Reserves	$50,325	$44,504
Total Member Deposits	(1,113)	(926)

Excess Deposit Reserves	$49,212	$43,578

Additional Liquidity Requirement
Our liquidity guidelines also require us to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement on the dates indicated.

Daily Liquidity Requirement (In millions)	June 30,	December 31,
	2007	2006
Total Eligible Investments	$ 12,711	$ 14,686
Total Reserve Requirement	(4,754)	(4,669)

Excess Daily Liquidity Reserves	$ 7,957	$ 10,017

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of June 30, 2007 according to their expiration terms or payment due dates. We expect that we will continue to have sufficient liquidity to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$23,232	$19,134	$7,067	$7,996	$57,429
Mandatorily redeemable capital stock	–	18	15	–	33
Other long-term obligations (term deposits) – par	122	–	–	–	122
Capital lease obligations	–	–	–	–	–
Operating leases (include premises and equipment)	1	2	2	2	7

Total Contractual Obligations before off-balance sheet items	23,355	19,154	7,084	7,998	57,591

Off-balance sheet items (1)
Commitments to fund additional Advances	6	–	–	–	6
Standby Letters of Credit	4,892	72	43	54	5,061
Standby bond purchase agreements	9	168	44	–	221
Commitments to fund mortgage loans	231	–	–	–	231
Unused line of credits and other commitments	–	–	–	–	–
Consolidated Obligations traded, not yet settled	247	110	150	45	552

Total off-balance sheet items	5,385	350	237	99	6,071

Total Contractual Obligations and off-balance sheet items	$28,740	$19,504	$7,321	$8,097	$63,662

(1)	Represents notional amount of related off-balance sheet obligations.
Operational Risk
We believe there were no material developments regarding our exposure to operational risk in the six months ended June 30, 2007.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.   Controls and Procedures.
As of June 30, 2007, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, these two officers each concluded that as of June 30, 2007, the FHLBank maintained effective disclosure controls and procedures to ensure that material information is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported by management on a timely basis in order to comply with the FHLBank’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
As of June 30, 2007, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A.   Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 6.   Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of August 2007.

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