Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Cincinnati
filed 2007-11-09
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes [   ]  No [X]
As of October 31, 2007, the registrant had 34,553,679 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Cash and due from banks	$51,692	$4,022
Interest-bearing deposits	4,253,485	6,535,562
Securities purchased under agreements to resell	150,000	1,150,000
Federal funds sold	6,266,000	9,641,700
Trading securities	3,762	4,602
Available-for-sale securities (a)	-	1,188,450
Held-to-maturity securities includes $0 and $0 pledged as collateral at September 30, 2007 and December 31, 2006, respectively, that may be repledged (b)	12,633,771	12,099,348
Advances	53,712,088	41,956,538
Mortgage loans held for portfolio, net	9,059,387	8,460,716
Accrued interest receivable	351,996	300,555
Premises, software, and equipment	8,362	8,412
Derivative assets	132,445	12,555
Other assets	21,987	24,210

TOTAL ASSETS	$86,644,975	$81,386,670

LIABILITIES AND CAPITAL
Deposits:
Interest bearing	$1,011,292	$926,874
Non-interest bearing	316	360

Total deposits	1,011,608	927,234

Consolidated Obligations, net:
Discount Notes	25,454,575	21,946,379
Bonds	55,127,326	53,239,244

Total Consolidated Obligations, net	80,581,901	75,185,623

Mandatorily redeemable capital stock	324,197	137,109
Accrued interest payable	691,244	559,358
Affordable Housing Program	98,303	96,240
Payable to REFCORP	16,957	17,205
Derivative liabilities	120,179	107,559
Other liabilities	86,771	449,493

Total liabilities	82,931,160	77,479,821

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value) issued and outstanding shares:
34,377 and 36,576 shares at September 30, 2007 and December 31, 2006, respectively	3,437,681	3,657,645
Retained earnings	281,316	255,529
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	-	(531)
Other	(5,182)	(5,794)

Total capital	3,713,815	3,906,849

TOTAL LIABILITIES AND CAPITAL	$86,644,975	$81,386,670

(a)	Amortized cost: $1,188,981 at December 31, 2006.

(b)	Fair values: $12,414,770 and $11,822,438 at September 30, 2007 and December 31, 2006, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Advances	$685,139	$626,095	$1,896,874	$1,687,679
Prepayment fees on Advances, net	143	245	2,472	2,549
Interest-bearing deposits	82,335	50,615	263,988	158,073
Securities purchased under agreements to resell	6,227	16,540	21,543	32,176
Federal funds sold	76,692	70,221	257,730	221,871
Trading securities	57	63	180	198
Available-for-sale securities	9,286	14,290	35,690	42,795
Held-to-maturity securities	143,948	134,238	430,126	417,123
Mortgage loans held for portfolio	119,729	107,506	348,168	322,417
Loans to other FHLBanks	77	66	136	440

Total interest income	1,123,633	1,019,879	3,256,907	2,885,321

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	287,385	246,461	866,671	671,861
Consolidated Obligations – Bonds	712,780	664,097	2,031,756	1,887,322
Deposits	12,880	11,072	39,658	30,933
Borrowings from other FHLBanks	-	-	-	20
Mandatorily redeemable capital stock	2,745	1,975	4,820	11,093
Other borrowings	-	113	-	120

Total interest expense	1,015,790	923,718	2,942,905	2,601,349

NET INTEREST INCOME	107,843	96,161	314,002	283,972

OTHER (LOSS) INCOME:
Service fees	317	318	952	958
Net (loss) gain on trading securities	(48)	30	(53)	12
Net (loss) gain on derivatives and hedging activities	(4,557)	(559)	(6,068)	821
Other, net	1,296	674	3,179	1,780

Total other (loss) income	(2,992)	463	(1,990)	3,571

OTHER EXPENSE:
Salaries and benefits	6,373	6,049	19,134	18,343
Other operating	3,271	3,022	9,521	8,826
Finance Board	740	795	2,220	2,387
Office of Finance	539	490	1,995	1,628
Other	1,302	477	3,143	4,306

Total other expense	12,225	10,833	36,013	35,490

INCOME BEFORE ASSESSMENTS	92,626	85,791	275,999	252,053

Affordable Housing Program	7,842	7,206	23,023	21,708
REFCORP	16,957	15,717	50,595	46,069

Total assessments	24,799	22,923	73,618	67,777

NET INCOME	$67,827	$62,868	$202,381	$184,276

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Nine Months Ended September 30, 2007 and 2006
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2005	35,035	$3,503,481	$207,785	$(2,204)	$3,709,062
Proceeds from sale of capital stock	180	18,023			18,023
Net reclassified to mandatorily redeemable capital stock	(893)	(89,262)			(89,262)

Comprehensive income:
Net income			184,276		184,276
Other comprehensive income:
Net unrealized gain on available-for-sale securities				(2,109)	(2,109)

Total other comprehensive income				(2,109)	(2,109)

Total comprehensive income					182,167

Dividends on capital stock:
Cash			(111)		(111)
Stock	1,531	153,103	(150,934)		2,169

BALANCE, SEPTEMBER 30, 2006	35,853	$3,585,345	$241,016	$(4,313)	$3,822,048

BALANCE, DECEMBER 31, 2006	36,576	$3,657,645	$255,529	$(6,325)	$3,906,849
Proceeds from sale of capital stock	3,207	320,647			320,647
Net reclassified to mandatorily redeemable capital stock	(5,406)	(540,611)			(540,611)

Comprehensive income:
Net income			202,381		202,381
Other comprehensive income:
Net unrealized loss on available-for-sale securities				531	531
Pension and postretirement benefits				612	612

Total other comprehensive income				1,143	1,143

Total comprehensive income					203,524

Dividends on capital stock:
Cash			(176,594)		(176,594)

BALANCE, SEPTEMBER 30, 2007	34,377	$3,437,681	$281,316	$(5,182)	$3,713,815

*Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:

Net income	$202,381	$184,276

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	26,223	(26,714)
Change in net fair value adjustment on derivative and hedging activities	(103,489)	(100,379)
Other adjustments	(3)	11,073

Net change in:
Trading securities	840	1,310
Accrued interest receivable	(51,441)	(48,313)
Other assets	413	79
Accrued interest payable	131,886	162,390
Other liabilities	12,414	9,989

Total adjustments	16,843	9,435

Net cash provided by operating activities	219,224	193,711

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	2,282,077	1,654,383
Securities purchased under agreements to resell	1,000,000	750,000
Federal funds sold	3,375,700	(1,591,700)
Premises, software and equipment	(1,717)	(1,584)

Available-for-sale securities:
Proceeds	37,981,000	74,180,000
Purchases	(36,756,328)	(73,530,572)

Held-to-maturity securities:
Net decrease in short-term	(649)	(5,197)
Proceeds from long-term	1,626,805	1,644,653
Purchases of long-term	(2,527,944)	(674,869)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Advances:
Proceeds	$1,391,343,422	$1,526,364,925
Made	(1,402,995,370)	(1,531,523,519)

Mortgage loans held for portfolio:
Proceeds	802,284	841,054
Purchases	(1,408,439)	(816,984)

Net cash used in investing activities	(5,279,159)	(2,709,410)

FINANCING ACTIVITIES:

Net increase (decrease) in deposits and pass-through reserves	84,374	(121,919)

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	422,975,112	618,092,692
Bonds (including $120,000 and $0 transferred from other FHLBanks)	25,709,092	12,084,078

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(419,513,630)	(616,539,305)
Bonds	(23,937,874)	(10,638,006)
Proceeds from issuance of capital stock	320,647	18,023
Payments for redemption of mandatorily redeemable capital stock	(353,522)	(380,868)
Cash dividends paid	(176,594)	(111)

Net cash provided by financing activities	5,107,605	2,514,584

Net increase (decrease) in cash and cash equivalents	47,670	(1,115)
Cash and cash equivalents at beginning of the period	4,022	4,948

Cash and cash equivalents at end of the period	$51,692	$3,833

Supplemental Disclosures:

Interest paid	$2,862,546	$2,512,122

AHP payments, net	$20,960	$20,959

REFCORP assessments paid	$50,843	$46,125

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1— Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2007 are not necessarily indicative of operating results for the remainder of the year.
Note 2—Recently Issued Accounting Standards and Interpretations
SFAS No. 157 Fair Value Measurements (SFAS 157). The FASB issued SFAS 157 in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies in connection with other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
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
FSP No. FIN 39-1 Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). The FASB issued FSP FIN 39-1 in April 2007. FSP FIN 39-1 allows a reporting entity to offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right or obligation to cash collateral arising from derivative instrument(s) recognized at fair value executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. The FHLBank does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.
Note 3—Available-for-Sale Securities
Major Security Types. There were no available-for-sale securities outstanding as of September 30, 2007. Available-for-sale securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$1,188,981	$-	$(531)	$1,188,450

     Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2006 is shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	December 31, 2006
		Estimated
	Amortized	Fair
Year of Maturity	Cost	Value

Due in one year or less	$1,188,981	$1,188,450

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of September 30, 2007 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises	$25,419	$5	$-	$25,424
State or local housing agency obligations	17,570	55	(17)	17,608

Total other	42,989	60	(17)	43,032

Mortgage-backed securities:
U.S. agency obligations – guaranteed	18,685	-	(194)	18,491
Government-sponsored enterprises	12,205,686	8,319	(217,325)	11,996,680
Other	366,411	-	(9,844)	356,567

Total mortgage-backed securities	12,590,782	8,319	(227,363)	12,371,738

Total	$12,633,771	$8,379	$(227,380)	$12,414,770

Held-to-maturity securities as of December 31, 2006 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises	$24,770	$6	$-	$24,776
State or local housing agency obligations	23,915	242	(4)	24,153

Total other	48,685	248	(4)	48,929

Mortgage-backed securities:
U.S. agency obligations – guaranteed	27,599	-	(510)	27,089
Government-sponsored enterprises	11,607,132	2,145	(268,355)	11,340,922
Other	415,932	-	(10,434)	405,498

Total mortgage-backed securities	12,050,663	2,145	(279,299)	11,773,509

Total	$12,099,348	$2,393	$(279,303)	$11,822,438

The following table summarizes the held-to-maturity securities with unrealized losses as of September 30, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	Less than 12 Months		12 Months or more		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$858	$(17)	$-	$-	$858	$(17)

Mortgage-backed securities:
U.S. agency obligations – guaranteed	-	-	18,491	(194)	18,491	(194)
Government-sponsored enterprises	3,064,626	(19,863)	7,386,148	(197,462)	10,450,774	(217,325)
Other	-	-	356,567	(9,844)	356,567	(9,844)

Total mortgage-backed securities	3,064,626	(19,863)	7,761,206	(207,500)	10,825,832	(227,363)

Total temporarily impaired	$3,065,484	$(19,880)	$7,761,206	$(207,500)	$10,826,690	$(227,380)

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

	September 30, 2007		December 31, 2006
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$25,419	$25,424	$25,490	$25,497
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	17,570	17,608	23,195	23,432

Total other	42,989	43,032	48,685	48,929

Mortgage-backed securities:
U.S. agency obligations - guaranteed	18,685	18,491	27,599	27,089
Government-sponsored enterprises	12,205,686	11,996,680	11,607,132	11,340,922
Other	366,411	356,567	415,932	405,498

Total mortgage-backed securities	12,590,782	12,371,738	12,050,663	11,773,509

Total	$12,633,771	$12,414,770	$12,099,348	$11,822,438

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net discounts (in thousands) of $23,976 and $8,785 at September 30, 2007 and December 31, 2006.
Note 5—Advances
Redemption Terms. At September 30, 2007 and December 31, 2006, the FHLBank had Advances outstanding, including AHP Advances (see Note 6), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances.

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate %	Amount	Rate %

Overdrawn demand deposit accounts	$-	-	$125	5.42

Due in 1 year or less	17,553,359	5.14	14,604,942	5.17
Due after 1 year through 2 years	11,457,580	5.37	3,940,640	5.17
Due after 2 years through 3 years	4,831,777	5.33	6,779,335	5.32
Due after 3 years through 4 years	3,608,091	5.47	5,452,810	5.49
Due after 4 years through 5 years	7,881,201	5.22	4,712,975	5.27
Thereafter	8,262,995	5.07	6,451,631	4.89

Total par value	53,595,003	5.23	41,942,458	5.20

Commitment fees	(1,513)		(1,795)
Discount on AHP Advances	(34,212)		(33,396)
Discount on Advances	(1,016)		(919)
SFAS 133 hedging adjustments	153,826		50,190

Total	$53,712,088		$41,956,538

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2007 and December 31, 2006, the FHLBank had callable Advances (in thousands) of $23,788,414 and $21,221,507.

The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity or Next Call	September 30, 2007	December 31, 2006
Overdrawn demand deposit accounts	$-	$125

Due in 1 year or less	33,191,631	32,639,126
Due after 1 year through 2 years	7,934,124	1,461,303
Due after 2 years through 3 years	2,171,558	1,498,856
Due after 3 years through 4 years	1,515,591	1,582,414
Due after 4 years through 5 years	4,971,201	1,296,475
Thereafter	3,810,898	3,464,159

Total par value	$53,595,003	$41,942,458

Through December 2005, the FHLBank offered Convertible Advances. The Convertible Advance programs were replaced with Putable Advance programs in January 2006. With a Putable Advance, the FHLBank purchases an option from the member that allows the FHLBank to terminate the Advance. At September 30, 2007 and December 31, 2006, the FHLBank had Convertible Advances outstanding totaling (in thousands) $3,946,700 and $4,485,200, respectively. At September 30, 2007 and December 31, 2006, the FHLBank had Putable Advances outstanding totaling (in thousands) $4,983,650 and $444,000, respectively.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next convert date for Convertible Advances and by next put date for Putable Advances (in thousands):

Year of Contractual Maturity or Next Convert/Put Date	September 30, 2007	December 31, 2006
Overdrawn demand deposit accounts	$-	$125

Due in 1 year or less	25,560,409	19,067,142
Due after 1 year through 2 years	11,531,380	3,831,140
Due after 2 years through 3 years	3,738,077	6,130,635
Due after 3 years through 4 years	2,697,091	4,223,310
Due after 4 years through 5 years	4,282,801	3,921,475
Thereafter	5,785,245	4,768,631

Total par value	$53,595,003	$41,942,458

The following table shows Advance balances at the dates indicated to members and former members holding 5 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

September 30, 2007			December 31, 2006
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$16,541	31%	RBS Citizens, N.A. (1)	$10,772	26%
RBS Citizens, N.A. (1)	7,112	13	U.S. Bank, N.A.	6,757	16
Fifth Third Bank	5,039	9	Fifth Third Bank	4,048	10
National City Bank	4,691	9	AmTrust Bank (2)	3,971	9

The Huntington National Bank	2,716	5

			Total	$25,548	61%

Total	$36,099	67%

(1)	Formerly Charter One Bank, N.A.
(2)	Formerly Ohio Savings Bank.

Interest Rate Payment Terms. The following table details Advances by interest rate payment type at the dates indicated (in thousands):

	September 30, 2007	December 31, 2006
Par amount of Advances:
Fixed-rate	$22,636,588	$18,490,826
Variable-rate	30,958,415	23,451,632

Total	$53,595,003	$41,942,458

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $162 and $313 for the three months ended September 30, 2007 and 2006, respectively, and $7,441 and $5,983 for the nine months ended September 30, 2007 and 2006, respectively.
Note 6—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the nine months ended September 30, 2007 (in thousands):

Balance at December 31, 2006	$96,240
Expense	23,023
Subsidy uses, net	(20,960)

Balance at September 30, 2007	$98,303

Note 7—Mortgage Loans Held for Portfolio
The following table presents information on mortgage loans held for portfolio at the dates indicated (in thousands):

	September 30, 2007	December 31, 2006
Real Estate:
Fixed-rate medium-term single-family mortgages (1)	$1,273,703	$1,414,698
Fixed-rate long-term single-family mortgages	7,717,397	6,963,964

Subtotal fixed rate single-family mortgages	8,991,100	8,378,662

Premiums	92,078	98,804
Discounts	(14,498)	(6,674)
SFAS 133 basis adjustments	(9,293)	(10,076)

Total	$9,059,387	$8,460,716

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	September 30, 2007	December 31, 2006

Government-insured loans	$1,379,691	$1,563,548
Conventional loans	7,611,409	6,815,114

Total par value	$8,991,100	$8,378,662

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

The following table presents changes in the Lender Risk Account, which is included in “other liabilities” in the Statements of Condition, for the nine months ended September 30, 2007 (in thousands):

Lender Risk Account at December 31, 2006	$45,961
Additions	4,470
Claims	(101)
Scheduled distributions	(420)

Lender Risk Account at September 30, 2007	$49,910

The FHLBank had no nonaccrual loans at September 30, 2007 and December 31, 2006.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At September 30, 2007 and December 31, 2006, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at the dates indicated to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	September 30, 2007		December 31, 2006
	Principal	% of Total	Principal	% of Total

National City Bank	$5,505	61%	$4,767	57%
Union Savings Bank	1,999	22	2,097	25
Guardian Savings Bank FSB	519	6	517	6

Total	$8,023	89%	$7,381	88%

Note 8—Deposits
The following table details interest bearing and non-interest bearing deposits at the dates indicated (in thousands):

	September 30, 2007	December 31, 2006
Interest bearing:
Demand and overnight	$842,446	$826,873
Term	97,500	88,425
Other	71,346	11,576

Total interest bearing deposits	1,011,292	926,874

Non-interest bearing:
Other	316	360

Total non-interest bearing deposits	316	360

Total deposits	$1,011,608	$927,234

Note 9—Consolidated Obligations
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate %	Amount	Rate %

Due in 1 year or less	$25,796,623	4.66	$20,555,348	4.21
Due after 1 year through 2 years	7,189,500	4.77	13,045,230	4.56
Due after 2 years through 3 years	7,363,000	4.80	5,057,000	4.49
Due after 3 years through 4 years	2,882,750	4.89	3,731,000	4.59
Due after 4 years through 5 years	3,970,972	5.09	2,714,750	4.92
Thereafter	7,988,476	5.00	8,315,953	4.93

Total par value	55,191,321	4.79	53,419,281	4.49

Bond premiums	30,732		26,847
Bond discounts	(45,127)		(50,505)
Deferred net loss on terminated hedges	18		62
SFAS 133 hedging adjustments	(49,618)		(156,441)

Total	$55,127,326		$53,239,244

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	September 30, 2007	December 31, 2006
Par amount of Consolidated Bonds:
Non-callable	$31,038,328	$31,267,308
Callable	24,152,993	22,151,973

Total par value	$55,191,321	$53,419,281

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2007	December 31, 2006

Due in 1 year or less	$41,191,123	$35,812,848
Due after 1 year through 2 years	3,097,000	7,595,730
Due after 2 years through 3 years	3,678,000	2,677,000
Due after 3 years through 4 years	1,399,750	2,282,000
Due after 4 years through 5 years	1,935,972	1,186,750
Thereafter	3,889,476	3,864,953

Total par value	$55,191,321	$53,419,281

Consolidated Discount Notes. The FHLBank’s participation in Consolidated Discount Notes, all of which have original maturities up to 365 days, at the dates indicated was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate

September 30, 2007	$25,454,575	$25,535,544	4.87%

December 31, 2006	$21,946,379	$22,021,300	5.22%

Note 10—Capital
The following table shows the FHLBank’s compliance with the Federal Housing Finance Board’s (Finance Board) capital requirements at the dates indicated (dollars in thousands):

	September 30, 2007		December 31, 2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$685,049	$4,043,194	$576,678	$4,050,283
Total capital-to-assets ratio	4.00%	4.67%	4.00%	4.98%
Total regulatory capital	$3,465,799	$4,043,194	$3,255,467	$4,050,283
Leverage capital-to-assets ratio	5.00%	7.00%	5.00%	7.46%
Leverage capital	$4,332,249	$6,064,791	$4,069,334	$6,075,425
The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	September 30, 2007	December 31, 2006
Due in 1 year or less	$40	$1,252
Due after 1 year through 2 years	304	595
Due after 2 years through 3 years	16,182	573
Due after 3 years through 4 years	10,570	36,729
Due after 4 years through 5 years	297,101	97,960

Total par value	$324,197	$137,109

The FHLBank’s activity for mandatorily redeemable capital stock for the noted period was as follows (in thousands):

Balance, December 31, 2006	$137,109
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	530,610
Other redemptions	10,000
Redemption of mandatorily redeemable capital stock:
Withdrawals	(256,252)
Other redemptions	(97,270)

Balance, September 30, 2007	$324,197

Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes any known affiliates that are members of the FHLBank (dollars in millions):

September 30, 2007			December 31, 2006
	Balance	% of Total		Balance	% of Total

U.S. Bank, N.A.	$672	18%	RBS Citizens, N.A. (1)	$582	15%
Fifth Third Bank	372	10	U.S. Bank, N.A.	526	14
National City Bank	327	8	Fifth Third Bank	372	10
RBS Citizens, N.A. (1)	296	8	AmTrust Bank (2)	214	6

The Huntington National Bank	231	6
AmTrust Bank (2)	214	6	Total	$1,694	45%

Total	$2,112	56%

(1)	Formerly Charter One Bank, N.A.
(2)	Formerly Ohio Savings Bank.

Note 11—Comprehensive Income
The following table shows the FHLBank’s comprehensive income for the dates indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income	$67,827	$62,868	$202,381	$184,276

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities during period	226	(675)	531	(2,109)
Pension and postretirement benefits	612	-	612	-

Total other comprehensive income	838	(675)	1,143	(2,109)

Total comprehensive income	$68,665	$62,193	$203,524	$182,167

Note 12—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multiemployer plan and does not segregate its assets, liabilities, or costs by participating employer. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $832,000 and $941,000 in the three months ended September 30, 2007 and 2006, respectively, and $2,371,000 and $2,693,000 in the nine months ended September 30, 2007 and 2006, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $122,000 and $106,000 to this Plan in the three months ended September 30, 2007 and 2006, respectively, and $478,000 and $456,000 in the nine months ended September 30, 2007 and 2006, respectively.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan that restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) were it not for legal limitations on such benefits. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees. The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above including the related earnings. Contributions for the defined contribution feature of the BEP were $110,000 and $167,000 in the three months ended September 30, 2007 and 2006, and $385,000 and $340,000 in the nine months ended September 30, 2007 and 2006, respectively.

Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement health plan for the three and nine months ended September 30, 2007 and 2006 were (in thousands):

	Three Months Ended September 30,
			Postretirement
	BEP		Benefits Plan
	2007	2006	2007	2006
Service cost	$89	$81	$13	$13
Interest cost	263	195	47	44
Amortization of unrecognized prior service benefit	(1)	(26)	-	-
Amortization of unrecognized net loss	237	330	-	1

Net periodic benefit cost	$588	$580	$60	$58

	Nine Months Ended September 30,
			Postretirement
	BEP		Benefits Plan
	2007	2006	2007	2006
Service cost	$246	$243	$38	$39
Interest cost	698	586	142	133
Amortization of unrecognized prior service benefit	(1)	(80)	-	-
Amortization of unrecognized net loss	612	991	-	2

Net periodic benefit cost	$1,555	$1,740	$180	$174

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

The following table sets forth the FHLBank’s financial performance by operating segment for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2007
Net interest income	$85,436	$22,407	$107,843
Other (loss) income	(3,769)	777	(2,992)
Other expenses	10,051	2,174	12,225

Income before assessments	71,616	21,010	92,626

Affordable Housing Program	6,127	1,715	7,842
REFCORP	13,098	3,859	16,957

Total assessments	19,225	5,574	24,799

Net income	$52,391	$15,436	$67,827

Average assets	$75,112,749	$10,319,014	$85,431,763

Total assets	$76,315,357	$10,329,618	$86,644,975

2006
Net interest income	$74,587	$21,574	$96,161
Other income	80	383	463
Other expenses	8,710	2,123	10,833

Income before assessments	65,957	19,834	85,791

Affordable Housing Program	5,587	1,619	7,206
REFCORP	12,074	3,643	15,717

Total assessments	17,661	5,262	22,923

Net income	$48,296	$14,572	$62,868

Average assets	$68,854,906	$9,852,744	$78,707,650

Total assets	$70,077,095	$9,816,200	$79,893,295

	Nine Months Ended September 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2007
Net interest income	$242,901	$71,101	$314,002
Other (loss) income	(3,242)	1,252	(1,990)
Other expenses	29,600	6,413	36,013

Income before assessments	210,059	65,940	275,999

Affordable Housing Program	17,640	5,383	23,023
REFCORP	38,484	12,111	50,595

Total assessments	56,124	17,494	73,618

Net income	$153,935	$48,446	$202,381

Average assets	$73,346,417	$10,149,332	$83,495,749

Total assets	$76,315,357	$10,329,618	$86,644,975

2006
Net interest income	$220,910	$63,062	$283,972
Other income	3,162	409	3,571
Other expenses	29,188	6,302	35,490

Income before assessments	194,884	57,169	252,053

Affordable Housing Program	17,041	4,667	21,708
REFCORP	35,569	10,500	46,069

Total assessments	52,610	15,167	67,777

Net income	$142,274	$42,002	$184,276

Average assets	$69,324,167	$9,763,279	$79,087,446

Total assets	$70,077,095	$9,816,200	$79,893,295

Note 14—Derivatives and Hedging Activities
The FHLBank uses interest rate swaps to hedge the fair value of certain fixed-rate Advances and Consolidated Obligations and the embedded derivatives contained therein. The FHLBank normally does this by executing swaps where one side of the swap offsets the fixed rate in the hedged item and the other side is based on a short-term London InterBank Offered Rate (LIBOR) rate that normally resets within three months. The FHLBank also uses swaps to offset the embedded options contained in Advances and Consolidated Obligations. These derivatives are reflected as fair-value hedges. In addition, the FHLBank has a relatively small amount of derivatives that are classified as stand-alone delivery commitments and economic hedges. Stand-alone delivery commitments are Mandatory Delivery Contracts made under the Mortgage Purchase Program and represent a future commitment to purchase mortgage loans from our customers. The FHLBank hedges these commitments in part by committing to sell to-be-announced (TBA) mortgage-backed securities issued by other government-sponsored enterprises such as Fannie Mae and Freddie Mac and/or government agencies such as Ginnie Mae. The market value of the commitment to sell TBAs tends to move in the opposite direction of the market pricing of the hedged Mandatory Delivery Contracts. The TBAs are considered stand-alone derivatives and therefore achieve an economic hedge of the Mandatory Delivery Contracts. At September 30, 2007 and December 31, 2006, the FHLBank had six and two interest rate swaps, respectively, that economically hedged Advances and were not accounted for under hedge accounting.

The following table represents outstanding notional balances and estimated fair values excluding accrued interest of the derivatives outstanding at the dates indicated (in thousands):

	September 30, 2007		December 31, 2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest-rate Swaps:
Fair value	$37,935,680	$(210,998)	$31,769,255	$(207,745)
Economic	50,000	1,203	20,000	580
Forward Rate Agreements:
Economic	18,200	(54)	86,000	236
Mortgage Delivery Commitments:
Economic	37,677	69	106,508	(275)

Total	$38,041,557	$(209,780)	$31,981,763	$(207,204)

Total derivatives excluding accrued interest		$(209,780)		$(207,204)
Accrued interest		222,046		112,200

Net derivative balances		$12,266		$(95,004)

Net derivative asset balances		$132,445		$12,555
Net derivative liability balances		(120,179)		(107,559)

Net derivative balances		$12,266		$(95,004)

Note 15—Estimated Fair Values
The carrying values and estimated fair values of the FHLBank’s financial instruments at September 30, 2007 were as follows (in thousands):
2007 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$51,692	$-	$51,692
Interest-bearing deposits	4,253,485	(33)	4,253,452
Securities purchased under agreements to resell	150,000	-	150,000
Federal funds sold	6,266,000	-	6,266,000
Trading securities	3,762	-	3,762
Available-for-sale securities	-	-	-
Held-to-maturity securities	12,633,771	(219,001)	12,414,770
Advances	53,712,088	3,377	53,715,465
Mortgage loans held for portfolio, net	9,059,387	(170,005)	8,889,382
Accrued interest receivable	351,996	-	351,996
Derivative assets	132,445	-	132,445

Liabilities:

Deposits	(1,011,608)	13	(1,011,595)
Consolidated Obligations:
Discount Notes	(25,454,575)	3,204	(25,451,371)
Bonds	(55,127,326)	48,376	(55,078,950)
Mandatorily redeemable capital stock	(324,197)	-	(324,197)
Accrued interest payable	(691,244)	-	(691,244)
Derivative liabilities	(120,179)	-	(120,179)

Other:

Commitments to extend credit for Advances	-	23	23
Standby bond purchase agreements	-	743	743

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2006 were as follows (in thousands):
2006 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:

Cash and due from banks	$4,022	$-	$4,022
Interest-bearing deposits	6,535,562	361	6,535,923
Securities purchased under agreements to resell	1,150,000	-	1,150,000
Federal funds sold	9,641,700	(29)	9,641,671
Trading securities	4,602	-	4,602
Available-for-sale securities	1,188,450	-	1,188,450
Held-to-maturity securities	12,099,348	(276,910)	11,822,438
Advances	41,956,538	(80,925)	41,875,613
Mortgage loans held for portfolio, net	8,460,716	(152,163)	8,308,553
Accrued interest receivable	300,555	-	300,555
Derivative assets	12,555	-	12,555

Liabilities:

Deposits	(927,234)	56	(927,178)
Consolidated Obligations:
Discount Notes	(21,946,379)	1,352	(21,945,027)
Bonds	(53,239,244)	366,372	(52,872,872)
Mandatorily redeemable capital stock	(137,109)	-	(137,109)
Accrued interest payable	(559,358)	-	(559,358)
Derivative liabilities	(107,559)	-	(107,559)

Other:

Commitments to extend credit for Advances	-	82	82
Standby bond purchase agreements	-	959	959
Note 16—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	September 30, 2007	December 31, 2006
Commitments to fund additional Advances	$55,432	$7,875
Mandatory Delivery Contracts for mortgage loans	37,677	106,508
Forward rate agreements	18,200	86,000
Outstanding Standby Letters of Credit	6,322,709	6,498,480
Consolidated Obligations - committed to, not settled (par value) (1)	1,175,375	1,305,578
Standby bond purchase agreements (principal)	211,920	243,170
(1)	At September 30, 2007 and December 31, 2006, $250 million and $1,040 million, respectively, of these commitments were hedged with associated interest rate swaps.
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were $1,148.6 billion and $952.0 billion at September 30, 2007 and December 31, 2006, respectively.

Note 17—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank has noted such activity on the face of its financial statements. There were no such loans or borrowings outstanding at September 30, 2007 or December 31, 2006. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the nine months ended September 30, 2007 and 2006 (in thousands):

	Average Daily Balances
	2007	2006
Loans to Other FHLBanks	$3,751	$12,284

Borrowings from Other FHLBanks	-	549
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. These transfers are not investments of one FHLBank in another FHLBank. They reflect, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day when the transfer is traded) that was originally issued by another FHLBank. During the nine months ended September 30, 2007, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $120,000. All such transfers were from the FHLBank of Dallas. The net discounts associated with these transactions (in thousands) were $142 during the nine months ended September 30, 2007. There were no Consolidated Obligations transferred to the FHLBank during the nine months ended September 30, 2006. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.
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

	September 30, 2007		December 31, 2006
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$1,356	2.5%	$11,808	28.2%
Mortgage Purchase Program	18	0.2	56	0.7
Mortgage-backed securities	-	-	-	-
Regulatory Capital Stock	117	3.1	668	17.6
Derivatives	-	-	55	0.2
(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding 5 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
September 30, 2007	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$672	18%	$16,541	$141
Fifth Third Bank	372	10	5,039	17
National City Bank	327	8	4,691	5,505
RBS Citizens, N.A. (1)	296	8	7,112	-
The Huntington National Bank	231	6	2,716	174
AmTrust Bank (2)	214	6	1,106	-

Total	$2,112	56%	$37,205	$5,837

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2006	Balance	% of Total	Principal	Principal Balance

RBS Citizens, N.A. (1)	$582	15%	$10,772	$-
U. S. Bank, N.A.	526	14	6,757	159
Fifth Third Bank	372	10	4,048	19
AmTrust Bank (2)	214	6	3,971	-

Total	$1,694	45%	$25,548	$178

(1)	Formerly Charter One Bank, N.A.
(2)	Formerly Ohio Savings Bank.
In the third quarter of 2007, RBS Citizens, N.A. (RBS) consolidated the charters of multiple banks it owns in the United States, including Charter One Bank, N.A. (Charter One). RBS consolidated Charter One’s banking charter outside of the FHLBank’s District, which resulted in the automatic termination of Charter One’s membership in the FHLBank.
Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the nine months ended September 30, 2007 or 2006. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $13,140,000 and $13,820,000 as of September 30, 2007 and December 31, 2006, respectively. Donald R. Ball, Chairman of the Kentucky Housing Corporation, was appointed by the Finance Board as a public interest director of the FHLBank for a three year term beginning in 2007.

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
The FHLBank’s mission is to facilitate and expand the availability of finance for housing and community lending throughout the Fifth District. We strive to achieve this mission by providing valuable products and services to our members and by generating a competitive return on members’ capital investment in the FHLBank. Our principal activity is making readily available, competitively priced and fully collateralized loans, called Advances, to our members. Advances, together with the issuance of collateralized Letters of Credit, constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as portfolio investments. This program provides members with a competitive alternative to the traditional secondary mortgage market. Together, these three product offerings constitute our “Mission Asset Activity.” Another important component of our mission is that, through various Housing and Community Investment Programs, we assist members in serving very low-, low-, and moderate-income housing markets and community economic development. These programs provide Advances at below-market rates of interest, direct grants and subsidies; and, in contrast to the Mission Asset Activity mentioned above, they are not intended to generate a profit.
In addition to being a GSE, the FHLBank is a cooperative institution. All Fifth District federally insured depository institutions and insurance companies that are engaged in residential housing finance and that meet standard eligibility requirements are permitted to apply for membership. Members are required to purchase our capital stock as a condition of membership (membership stock) and may be required to purchase stock above the membership stock amount when utilizing our products or services (activity stock). Capital stock is issued, redeemed, repurchased and exchanged only at its stated par value of $100 per share and, according to law, is not publicly traded. Our Capital Plan is posted on our Web site at www.fhlbcin.com. One of our key business objectives is to generate earnings sufficient to pay a stable long-term quarterly dividend on members’ stock investment in relation to short-term rates and to members’ comparable investment opportunities.
The FHLBank’s primary source of funding and liquidity is through participating in the issuance of the FHLBank System’s Consolidated Obligations—debt securities—in the capital markets. Consolidated Obligations are the joint and several obligations of all 12 District Banks. A secondary source of funding is our capital. The FHLBank System is able to issue Consolidated Obligations at comparatively low spreads to benchmark market interest rates. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, Consolidated Obligations. Additionally, no FHLBank has ever experienced a credit loss on Advances. The System’s comparative advantage in funding and financing is due largely to its excellent credit ratings. Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign the System’s Consolidated Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. These two rating agencies also assign the highest counterparty and deposit ratings available (triple-A) to our FHLBank. Maintaining these ratings is vital to fulfilling our mission.
The FHLBank’s franchise value is derived primarily from the ability to provide efficient intermediation between the capital markets and our members. The abilities to issue debt securities and execute derivative transactions daily in the capital markets in various maturities, structures, and principal/notional amounts enable us to offer members a wide range of Mission Asset Activity. These abilities also enable members to access the capital markets through their activities with us in ways they may be unable to do as effectively, or at all, without our services.
EXECUTIVE OVERVIEW
Financial Condition
We believe our financial condition continued to be strong and stable in the first three quarters of 2007. The principal balance of Mission Asset Activity in the first nine months of 2007 averaged $61,640 million. This represented an increase of $5,834 million (10.5 percent) compared to the first nine months of 2006 and an increase of $5,580 million (10.0 percent) compared to all of 2006. Much of the gain in average Mission Asset Activity occurred from significant growth in the last two months of 2006 in the notional principal amount of available lines outstanding for Letters of Credit, which was sustained in the first nine months of 2007. Secondarily, average Advance balances grew moderately. Excluding Letters of Credit, average Mission Asset Activity for the first nine months of 2007 increased $2,182 million (4.0 percent) versus the first nine months of 2006 and $2,359 million (4.4 percent) versus all of 2006.
The ending balance of Mission Asset Activity expanded much more substantially than the average balance. As of September 30, 2007 Mission Asset Activity excluding Letters of Credit increased $8,930 million (16.6 percent) versus September 30, 2006 and $12,196 million (24.2 percent) versus year-end 2006. Much of the growth in ending balances of Mission Asset

Activity occurred in the third quarter due, in part we believe, to the disruptions in the credit and mortgage markets, as discussed in “Conditions in the Economy and Financial Markets.” Secondarily, substantial Advance paydowns on the 2006 period-end dates affected the measured growth in 2007, as members’ needs for our wholesale borrowing can be very volatile especially at month and quarter ends. The strong growth occurred even after the former member RBS Citizens, N.A. (RBS Citizens) decreased its Advances outstanding by $3,660 million from year-end 2006 to September 30, 2007.
We cannot predict whether the increase in higher level of Advance balances will continue. However, our business model, including our triple-A ratings, the features of our Capital Plan that permit us to quickly change the amount of our capital, and our ability to quickly change liability balances, is structured to enable us to maintain our profitability, liquidity, and modest risk profile at sufficient levels in very volatile market and business conditions. In the first nine months of 2007, our liquidity position and access to liquidity remained strong. Even during the recent market disruptions, the FHLBank System was able to continue to issue debt and transact derivatives on favorable terms to accommodate and fund the rapid and significant increase in Advances that occurred throughout the System.
In the first nine months of 2007, our regulatory capital averaged $4,052 million, an increase of $41 million from the same period in 2006. We moderately increased our capital leverage. The regulatory capital-to-assets ratio averaged 4.85 percent in the first nine months of 2007, compared to 5.07 percent in the same period in 2006. Our capital leverage was well above our 4.0 percent regulatory minimum and at a sufficient level for us to effectively manage our operations and market risk profile.
One of our most significant risk factors is the concentration of Mission Asset Activity and capital among a small number of members. As noted above, our business model is structured to be able to absorb sharp changes in our Mission Asset Activity and capitalization, because we can undertake commensurate reductions in our liability balances and because of our low operating expenses. If, however, several large members were to withdraw from membership or otherwise reduce activity with us, the decrease in Mission Asset Activity and/or capital could significantly affect our financial condition and results of operations. The continued consolidation of the financial services industry is a concern. Large members can change their utilization of Mission Asset Activity quickly in accordance with their asset/liability management needs. They also tend to be affiliates of holding companies chartered outside our District, or they have affiliates chartered outside of our District. The holding companies can have memberships in multiple FHLBank Districts within their affiliate structures and/or could easily initiate memberships in other FHLBank Districts. All these circumstances increase the uncertainty and potential volatility of our membership composition, capital stock and Mission Asset Activity, particularly Advances. To date, there have been no materially negative effects on profitability or membership value from our business concentration, including from the 2007 third quarter membership loss of Charter One Bank, N.A. (now RBS Citizens), one of our largest stockholders and borrowers (see “Business Related Developments and Update on Risk Factors” below).
For the Mortgage Purchase Program, the unfavorable market conditions and a small number of large members selling us loans have caused balances to increase only modestly in the last three years. We believe the Program’s long-term ability to continue to serve our members’ needs will depend on the successful marketing of the Program to members who currently do not actively participate in it and the development of additional products and features. Given current regulatory restrictions on the kinds of residential mortgages we are permitted to purchase, we believe we will continue to be constrained in the overall broad-based competitiveness of the Program. However, the program enhances our profitability, which we can use to augment dividend rates for all members, and it has enabled a number of members to gain access to a price-competitive secondary market in which they can sell their mortgage loans on favorable terms.

Results of Operations
We believe our operations generated a stable and competitive level of profitability in each of the first three quarters of 2007. The following table summarizes our results of operations and dividend rates paid for the periods indicated.

	Three Months		Nine Months		Year Ended
	Ended September 30,		Ended September 30,		December 31,
(Dollars in millions)	2007	2006	2007	2006	2006

Net income	$68	$63	$202	$184	$253

Retained earnings (period end)	281	241	281	241	255

Affordable Housing Program Assessments	8	7	23	22	30

Return on average equity (ROE)	6.80%	6.60%	6.85%	6.57%	6.70%

Return on average assets	0.31	0.32	0.32	0.31	0.32

Weighted average dividend rate	6.50	5.75	6.46	5.75	5.81

Average 3-month LIBOR	5.44	5.43	5.39	5.14	5.20

ROE versus 3-month LIBOR	1.36	1.17	1.46	1.43	1.50

Dividend rate versus 3-month LIBOR	1.06	0.32	1.07	0.61	0.61
The $18 million (9.8 percent) increase in net income for the first nine months of 2007, and the modest increase in ROE in both the three-month and nine-month comparisons, resulted primarily from the following factors:
▪	slightly wider average spreads on short-term assets related, in part, to improved relative costs of short-term funding sources, especially in the third quarter of 2007; and

▪	growth in the amount of average assets, which increased capital leverage.
These factors were partially offset by the maturity of a substantial amount of low cost Consolidated Bonds. The result was a relatively stable difference between the ROE and short-term interest rates (a proxy for which is 3-month LIBOR).
We believe the dividend rates paid in each of the first three quarters of 2007 continued to represent competitive returns on our members’ capital investment in our company. The fact that each quarterly dividend rate paid was below the ROE was a consequence, in part, of our Board of Directors’ decision to continue increasing the amount of retained earnings. As of September 30, 2007, retained earnings grew $40 million since September 30, 2006 and $26 million since year-end 2006. We believe we have an adequate amount of retained earning to enhance membership value by augmenting the ability to pay stable and competitive dividends in the future and the ability to protect members’ capital investment against impairment risk. Our Board’s decision each quarter on the proportion of earnings to pay in dividends versus the proportion to add to retained earnings is made in the context of, among other things, what it believes members consider to be a competitive dividend return. Therefore, even though we believe we currently have an adequate amount of retained earnings, the Board may still decide to increase retained earnings in the future.
We continue to focus on expected and unexpected earnings volatility. We believe that in the next several years our profitability will decline versus the experience in the last several years. In particular, all else being equal, profitability will be pressured by the substantial amount of low cost debt scheduled to mature in the next several years and the assumption that we will continue to purchase mortgage assets at relatively narrow net spreads to funding costs. However, we expect our business will continue to generate a competitive return on member stockholders’ capital investment across a wide range of business and market economic environments. The most significant near-term and intermediate-term earnings risks are a large and rapid increase in short-term interest rates or a large and rapid decrease in longer-term interest rates especially if short-term interest rates decrease less. The most significant business risks that could affect profitability are narrower asset spreads to funding costs and sharp reductions in Mission Asset Activity.

Business Related Developments and Update on Risk Factors
One of Our Largest Members Terminates Membership
In the second quarter of 2007, Royal Bank of Scotland disclosed that it intended to consolidate the charters of multiple banks it owns in the United States. On September 4, 2007, the Royal Bank of Scotland consolidated the banking charter of one of our members, Charter One Bank, N.A. (Charter One), outside of our District. On this date, Charter One was renamed RBS Citizens, N.A. (RBS Citizens) and its membership in our FHLBank was automatically terminated, resulting in all of its capital stock becoming mandatorily redeemable capital stock (classified as a liability). Historically, RBS Citizens had been one of our largest borrowers and stockholders. As of June 30, 2007, it held $11,620 million (24%) of Advances and $527 million (14%) of capital stock.
As a nonmember, all of RBS Citizens’ business activity with us eventually must wind down to zero. As long as it maintains outstanding Advances with us, it will be required to hold capital stock at a minimum four percent level sufficient to capitalize its Advances per our Capital Plan. RBS Citizens has already paid down some of its Advances through the date of this filing and has committed to pay down more in the remainder of 2007. As of October 31, 2007, its Advance balance was $5,780 million and its stock balance was $231 million. Commensurate with these paydowns, in September and October we repurchased $295 million of RBS Citizens’ excess stock. As it pays down Advances further, we expect to repurchase the excess stock created by such actions in a timely and prudent manner.
Based on our current analysis, we believe the loss of RBS Citizens as a member has not affected, and the eventual loss of all its Advances and capital stock will not affect, in any material sense, the adequacy of our liquidity, profitability, ability to make timely principal and interest payments on our participations in Consolidated Obligation debt and other liabilities, or our ability to continue providing sufficient membership value to our members. Absent replacing the volume of business, this membership loss will decrease our net income for two reasons: 1) there will be less interest income due to a smaller amount of total interest-earning assets, partially offset by a smaller amount of interest-bearing liabilities that currently fund RBS Citizens’ Advances; and 2) there will be a reduction in the earnings provided by funding assets with RBS Citizens’ interest-free capital. However, we expect the overall impact on our profitability will be minimal because, concurrent with losing its Advances, we have repurchased RBS Citizens’ excess stock, and expect to continue to do so. We believe the ultimate effect on ROE from the withdrawal of this institution, which will depend primarily on the level of interest rates and net spreads earned on its Advances, will not be material. The estimated average ROE impact is approximately three basis points, with a reasonable range of plus or minus ten basis points.
Finance Board Implements Final Capital Rule
The Finance Board adopted a final Capital Rule effective January 29, 2007. The Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock (as defined by the Finance Board) would exceed one percent of the FHLBank’s assets. Because the amount of our Finance Board-defined excess capital stock has exceeded one percent of our assets, we paid stockholders a cash dividend in each of the first three quarters of 2007 instead of a dividend in additional capital stock as we had done for the prior 20 years. There is a high probability we will be required to pay most future dividends in cash. We believe many members view stock dividends, rather than cash dividends, as providing greater value to the return on their capital investment. Stock dividends provide members more flexibility with their capital investment in the context of their management of liquidity, market risk exposure, funding requirements, asset concentration, and corporate taxation statuses.
Finance Board Appointment of Public Interest Directors
The Finance Board adopted a final Rule, effective January 24, 2007, requiring each FHLBank Board of Directors to submit nominees to the Finance Board for the appointive directorships that were vacant. In accordance with the Rule, our Board submitted nominees to the Finance Board for consideration to fill four public interest director vacancies. The Finance Board filled these vacancies in April (Mr. Grady P. Appleton, Mr. Donald R. Ball, and Mr. Charles J. Ruma) and July (Ms. Leslie Dolin Dunn) of 2007. The Rule also requires our Board to submit annually (on or before October 1) nominees to fill vacancies due to expiring terms. As a result of this process, the Finance Board appointed two public interest directors for a three-year term beginning in 2008 (Mr. Charles J. Koch and Mr. Carl F. Wick) in October 2007.
Recently Issued Accounting Standards and Interpretations
See Note 2 of the Notes to Unaudited Financial Statements for a discussion of recently issued accounting standards and interpretations.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the credit and mortgage markets; and market interest rates. The national economy has been expanding moderately for several years. After increasing 2.9 percent in all of 2006, Gross Domestic Product (GDP) grew in 2007 by revised estimates of 0.6 percent in the first quarter and 3.8 percent in the second quarter, and by an advance estimate of 3.9 percent in the third quarter.
Our normal close communications with members and our analysis of their published data suggest that many of them, especially community-based financial institutions, continued to face difficult lending environments in the first nine months of 2007. The data continued to indicate a trend, seen in the last few years, of slower growth in our members’ loans and total assets relative to their growth in deposits.
In the third quarter of 2007, disruptions in the world-wide credit and mortgage markets occurred from, among other things, deterioration in the housing market, especially with higher delinquency and foreclosure rates on subprime and alternative mortgages. As a consequence, some members experienced liquidity pressures in their capital market activities. We believe this was one reason for the increase in demand for our Advances in the third quarter. Most other FHLBanks also experienced increased demand. The longer-term trend of restrained growth in member assets and the shorter-term trend of increased member demand for Advance borrowings combined to result in moderate Advance growth for the first nine months of 2007 compared to the same period in 2006 and in substantial Advance growth from year-end 2006 and September 30, 2006 to September 30, 2007.
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

					Nine Months
					Ended September 30,
	Quarter 3 2007		Quarter 2 2007	Quarter 1 2007	2007	2006	Year 2006
	Average	Ending	Average	Average	Average	Average	Average	Ending

Overnight Federal Funds Target	5.18%	4.75%	5.25%	5.25%	5.23%	4.86%	4.96%	5.25%

3-month LIBOR	5.44	5.23	5.36	5.36	5.39	5.14	5.20	5.36
2-year LIBOR	5.01	4.66	5.23	5.14	5.13	5.27	5.23	5.17
5-year LIBOR	5.16	4.89	5.25	5.08	5.17	5.29	5.23	5.09
10-year LIBOR	5.42	5.21	5.41	5.19	5.34	5.38	5.32	5.18

2-year U.S. Treasury	4.38	3.99	4.80	4.77	4.65	4.83	4.81	4.81
5-year U.S. Treasury	4.51	4.25	4.76	4.65	4.64	4.79	4.74	4.69
10-year U.S. Treasury	4.73	4.59	4.84	4.68	4.75	4.84	4.79	4.70

15-year mortgage current coupon (1)	5.73	5.59	5.63	5.47	5.61	5.65	5.60	5.50
30-year mortgage current coupon (1)	6.11	6.00	5.99	5.78	5.96	6.04	5.98	5.81
(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.
The average 3-month LIBOR was 25 basis points higher in the first nine months of 2007 than in the same period in 2006, while the average overnight Federal funds target rate was 37 basis points higher. Short-term interest rates stopped increasing in mid-2006. The overnight Federal funds target rate was reduced by 50 basis points in September 2007, the first change in the target since mid-2006. In the third quarter of 2007, average 3-month LIBOR increased temporarily, exceeding the Federal funds target by an historically wide margin, due to the market disruptions discussed above. Although the improvement in relative short-term funding costs occurred throughout the first nine months of 2007, much of the improvement occurred in the third quarter. The triple-A ratings on the FHLBank System’s consolidated obligations enabled our funding costs to be less negatively affected by the market disruptions than the funding costs of other financial institutions. We cannot predict for how long the more favorable funding costs will continue.
Intermediate- and long-term interest rates were more volatile than short-term interest rates in the first nine months of 2007, as in 2006. They fluctuated within a range of approximately 75 basis points, with no consistent directional trend. The general trend in 2007 has been for steeper intermediate- and long-term LIBOR and Treasury yield curves, especially in the third quarter.
These trends in the level of interest rates and the shape of market yield curves affected our earnings and market risk exposure in the first nine months of 2007, as discussed in the “Net Interest Income” and “Segment Information” sections of “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Introduction: Asset Composition and Trends in Mission Asset Activity
The tables below show the composition of our total assets on the dates and for the periods indicated.
Asset Composition - Ending Balances (Dollars in millions)

	September 30, 2007		December 31, 2006		September 30, 2006		September 30, 2007
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2006		September 30, 2006
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$53,595	61.9%	$41,942	51.6%	$45,316	56.7%	$11,653	27.8%	$8,279	18.3%
Other items (1)	117	0.1	14	-	31	0.1	103	735.7	86	277.4

Total book value	53,712	62.0	41,956	51.6	45,347	56.8	11,756	28.0	8,365	18.4

Mortgage loans held for portfolio
Principal	8,991	10.3	8,379	10.3	8,297	10.4	612	7.3	694	8.4
Other items	69	0.1	82	0.1	85	0.1	(13)	(15.9)	(16)	(18.8)

Total book value	9,060	10.4	8,461	10.4	8,382	10.5	599	7.1	678	8.1

Investments

Mortgage-backed securities
Principal	12,619	14.6	12,064	14.8	11,281	14.1	555	4.6	1,338	11.9
Other items	(24)	-	(9)	-	2	-	(15)	(166.7)	(26)	(1,300.0)

Total book value	12,595	14.6	12,055	14.8	11,283	14.1	540	4.5	1,312	11.6

Short-term money market
Principal	10,669	12.3	18,518	22.8	14,504	18.2	(7,849)	(42.4)	(3,835)	(26.4)
Other items	-	-	(2)	-	(2)	-	2	100.0	2	100.0

Total book value	10,669	12.3	18,516	22.8	14,502	18.2	(7,847)	(42.4)	(3,833)	(26.4)

Other short-term investments	25	-	25	-	24	-	-	-	1	4.2

Other long-term investments	18	-	24	-	24	-	(6)	(25.0)	(6)	(25.0)

Total investments	23,307	26.9	30,620	37.6	25,833	32.3	(7,313)	(23.9)	(2,526)	(9.8)

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	86,079	99.3	81,037	99.6	79,562	99.6	5,042	6.2	6,517	8.2

Other assets	566	0.7	350	0.4	331	0.4	216	61.7	235	71.0

Total assets	$86,645	100.0%	$81,387	100.0%	$79,893	100.0%	$5,258	6.5	$6,752	8.5

Other Business Activity (Notional)

Letters of Credit	$6,323		$6,498		$1,406		$(175)	(2.7)	$4,917	349.7

Mandatory Delivery Contracts	$38		$107		$81		$(69)	(64.5)	$(43)	(53.1)

Total Mission Asset Activity (Principal and Notional)	$68,947	79.6%	$56,926	69.9%	$55,100	69.0%	$12,021	21.1	$13,847	25.1

(1)	The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition - Average Balances (Dollars in millions)

	Nine Months Ended		Year Ended		Nine Months Ended		September 30, 2007
	September 30, 2007		December 31, 2006		September 30, 2006		Change From		Change From
		% of		% of		% of	Year Ended		Nine Months Ended
		Total		Total		Total	December 31, 2006		September 30, 2006
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$47,753	57.2%	$45,774	57.7%	$45,963	58.2%	$1,979	4.3%	$1,790	3.9%
Other items (1)	13	-	27	-	24	-	(14)	(51.9)	(11)	(45.8)

Total book value	47,766	57.2	45,801	57.7	45,987	58.2	1,965	4.3	1,779	3.9

Mortgage loans held for portfolio
Principal	8,679	10.4	8,325	10.5	8,315	10.5	354	4.3	364	4.4
Other items	77	0.1	88	0.1	89	0.1	(11)	(12.5)	(12)	(13.5)

Total book value	8,756	10.5	8,413	10.6	8,404	10.6	343	4.1	352	4.2

Investments

Mortgage-backed securities
Principal	12,016	14.4	11,827	14.9	12,004	15.2	189	1.6	12	0.1
Other items	(13)	-	2	-	2	-	(15)	(750.0)	(15)	(750.0)

Total book value	12,003	14.4	11,829	14.9	12,006	15.2	174	1.5	(3)	-

Short-term money market
Principal	14,533	17.4	13,024	16.4	12,359	15.6	1,509	11.6	2,174	17.6
Other items	(4)	-	(4)	-	(4)	-	-	-	-	-

Total book value	14,529	17.4	13,020	16.4	12,355	15.6	1,509	11.6	2,174	17.6

Other short-term investments	25	-	22	-	20	-	3	13.6	5	25.0
Other long-term investments	20	-	26	-	27	-	(6)	(23.1)	(7)	(25.9)

Total investments	26,577	31.8	24,897	31.3	24,408	30.8	1,680	6.7	2,169	8.9

Loans to other FHLBanks	4	-	10	-	12	-	(6)	(60.0)	(8)	(66.7)

Total earning assets	83,103	99.5	79,121	99.6	78,811	99.6	3,982	5.0	4,292	5.4

Other assets	393	0.5	280	0.4	276	0.4	113	40.4	117	42.4

Total assets	$83,496	100.0%	$79,401	100.0%	$79,087	100.0%	$4,095	5.2	$4,409	5.6

Other Business Activity (Notional)

Letters of Credit	$5,106		$1,885		$1,454		$3,221	170.9	$3,652	251.2

Mandatory Delivery Contracts	$102		$76		$74		$26	34.2	$28	37.8

Total Mission Asset Activity (Principal and Notional)	$61,640	73.8%	$56,060	70.6%	$55,806	70.6%	$5,580	10.0	$5,834	10.5

(1)	The majority of these balances are SFAS 133-related basis adjustments.
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of available lines in the Letters of Credit program;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
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

Membership and Stockholders
On September 30, 2007, we had 731 member stockholders. Most of our member stockholders are small financial institutions, with 86 percent having assets of $500 million or less. During the first nine months of 2007, seven new institutions became member stockholders, while 17 were lost due to mergers, resulting in a net loss of ten member stockholders. Thirteen of the membership losses were due to mergers with other members in our District and four were due to mergers with institutions outside of our District.
Among the four that merged outside the District was the former Charter One Bank, N.A. (now a part of RBS Citizens), which had been our largest or second largest stockholder and borrower in recent years. The institution paid down, or committed to pay down in the remainder of 2007, a substantial portion of its outstanding Advances. While modest fluctuations in Mission Asset Activity resulting from membership changes are a normal part of our business, the loss of this member, by itself, will result in the loss of a significant amount of Advances. See the “Business Related Developments and Update on Risk Factors” for more discussion.
The following table shows the number of member stockholders according to their charter type on the dates indicated.

	September 30, 2007	December 31, 2006
Commercial Banks	490	496
Thrifts and Savings Banks	136	138
Credit Unions	95	97
Insurance Companies	10	10

Total Member Stockholders	731	741

As shown in the following table, the allocation of our capital stock, including mandatorily redeemable capital stock, among stockholders is consistent with the allocation of the number of stockholders by type of institution. The stock outstanding to commercial banks and thrifts/savings banks decreased between December 31, 2006 and September 30, 2007. In the first and third quarters of 2007, we repurchased some or all of the excess capital stock of several of those members, which they had requested be redeemed. In addition, the membership termination discussed above resulted in re-allocation of stock from the commercial bank category to the other category (which includes mandatorily redeemable stock). See the “Capital Resources” section for more information.

(In millions)	Commercial	Thrifts and	Credit	Insurance
	Banks	Savings Banks	Unions	Companies	Other (1)	Total

September 30, 2007	$2,668	$637	$83	$50	$324	$3,762
December 31, 2006	2,946	677	83	40	49	3,795
(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This stock is considered mandatorily redeemable capital stock and is classified as a liability.

The following tables list member and former member institutions holding five percent or more of outstanding Class B capital stock on the dates indicated. The amounts include stock held by any known affiliates that are members of the FHLBank. The first five stockholders listed also had the highest Advance balances outstanding with us on both dates. Continuing a trend from prior years, on September 30, 2007, the 50 percent concentration of capital stock from the five largest stockholders was substantially less than the 67 percent concentration of Advances lent to these stockholders.
(Dollars in millions)

September 30, 2007
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$672	18%
Fifth Third Bank	372	10
National City Bank	327	8
RBS Citizens, N.A. (1)	296	8
The Huntington National Bank	231	6
AmTrust Bank (2)	214	6

Total	$2,112	56%

December 31, 2006
		Percent
Name	Balance	of Total

RBS Citizens, N.A. (1)	$582	15%
U.S. Bank, N.A.	526	14
Fifth Third Bank	372	10
AmTrust Bank (2)	214	6

Total	$1,694	45%

(1)	Formerly Charter One Bank, N.A.

(2)	Formerly Ohio Savings Bank.
Credit Services
As shown in the asset composition tables above, for the nine months ended September 30, 2007, the principal balance of Advances averaged $47,753 million, which represented an increase of $1,790 million (3.9 percent) compared to the same period in 2006 and an increase of $1,979 million (4.3 percent) compared to all of 2006. The moderate Advance demand, on an average-balance basis, continued a trend from the last several years for the reasons identified in “Conditions in the Economy and Financial Markets.”
On a period-end basis, Advances grew substantially. On September 30, 2007, the principal balance of Advances was $53,595 million, which represented an increase of $8,279 million (18.3 percent) from the same date in 2006 and $11,653 million (27.8 percent) from year-end 2006. This strong growth occurred even after former member RBS Citizens decreased its Advances outstanding by $3,660 million during 2007. Much of the overall growth occurred in the third quarter due, in part we believe, to the disruptions in the credit and mortgage markets. Secondarily, substantial member paydowns on the 2006 period-end dates affected the measured growth in 2007. Members’ needs for our wholesale borrowing can sometimes be particularly volatile at quarter ends.
The significant growth in 2007 in the average notional principal balance of available lines in our Letters of Credit program occurred from a few large members increasing their use of this program, beginning in late 2006, to support their public unit deposits. Letters of Credit actually outstanding under the available lines tend to be short-term (less than one month). We earn fees only on the actual amount of the available lines used.

The following table presents Advance balances by major type on the dates indicated.

(Dollars in millions)	September 30, 2007		December 31, 2006		September 30, 2006
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$9,241	17%	$7,728	18%	$10,254	23%
LIBOR	27,314	51	22,658	54	23,585	52

Total	36,555	68	30,386	72	33,839	75

Long-Term
Regular Fixed Rate	6,270	12	4,450	11	4,446	10
Convertible (2)	3,947	8	4,485	11	4,697	10
Putable (2)	4,984	9	444	1	15	-
Mortgage Related	1,666	3	1,824	4	1,920	4

Total	16,867	32	11,203	27	11,078	24

Other Advances	173	-	353	1	399	1

Total Advances Principal	53,595	100%	41,942	100%	45,316	100%

Other Items	117		14		31

Total Advances Book Value	$53,712		$41,956		$45,347

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert these to an adjustable-rate tied to LIBOR.
Over the last several years, short-term (especially REPO), adjustable-rate LIBOR and Putable Advances have been the source of most Advance growth. This continued to hold for the first nine months of 2007, with the addition of substantial growth in Regular Fixed Rate Advances. Other Advance types experienced small changes in balances. REPO and LIBOR Advances typically have the most fluctuation in balances and tend to have lower spreads to funding costs than other Advance types. The increase in Putable Advances during the first nine months of 2007 was due primarily to $4,000 million in loans to one member and, secondarily, to renewed broad-based demand for the program. We believe some members currently have increased demand for Advances in which they sell options to us. These options enable them to secure low-cost funding, and thus increase their earnings, subject to bearing the options risk.
The following tables present the principal balances and related weighted average interest rates for the top five Advance borrowers on the dates indicated. They include affiliates that are members of the FHLBank.
     (Dollars in millions)

September 30, 2007
	Ending	Weighted Average
Name	Balance	Interest Rate

U.S. Bank, N.A.	$16,541	5.33%
RBS Citizens, N.A. (1)	7,112	5.40
Fifth Third Bank	5,039	5.02
National City Bank	4,691	5.41
The Huntington National Bank	2,716	5.49

Total of Top 5	$36,099	5.32

Total Advances (Principal)	$53,595	5.23

Top 5 Percent of Total	67%

December 31, 2006
	Ending	Weighted Average
Name	Balance	Interest Rate

RBS Citizens, N.A. (1)	$10,772	5.32%
U.S. Bank, N.A.	6,757	5.34
Fifth Third Bank	4,048	5.10
AmTrust Bank (2)	3,971	5.13
National City Bank	1,201	5.54

Total of Top 5	$26,749	5.27

Total Advances (Principal)	$41,942	5.20

Top 5 Percent of Total	64%

(1)	Formerly Charter One Bank, N.A.

(2)	Formerly Ohio Savings Bank.
The top five borrowers held 67 percent of Advances on September 30, 2007, which was an increase of three percent from the end of 2006 and an increase of 11 percent from the end of 2005. This concentration ratio has increased in the last several years. We believe that a high concentration of Mission Asset Activity augments the value of membership to all members. It enables us to secure operating volume efficiencies, enhance the amount of capital leverage, increase dividend returns to all members in the context of our mission objectives, and provide competitively priced Mission Asset Activity.

The total weighted average Advance interest rates for all borrowers in the tables above do not agree to those on the Average Balance Sheet and Yield/Rate tables in the “Net Interest Income” section of “Results of Operations.” The table above excludes the effect of interest rate swaps on net Advance rates, whereas the table in the “Net Interest Income” section includes such effect. Also, the rates in the tables above are measured for a single day, whereas the other table shows annualized average rates.
During 2007, various market penetration rates continued to indicate consistent Advance usage and the daily fluctuation of Advances continued to be high. We believe the ability of members to quickly and cost effectively change how they use Advances without onerous cost is a significant source of membership value and is a key reason Advances continue to be vital funding sources for members in their ongoing asset/liability management needs. In addition, the availability of Advances as a source of readily-available and cost-effective liquidity, even for those members who do not currently borrow from us, is a significant source of membership value.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the ending-balance asset composition tables, on September 30, 2007, the total principal balance of loans in the Mortgage Purchase Program was $8,991 million, which represented an increase of $694 million (8.4 percent) from the same date in 2006 and an increase of $612 million (7.3 percent) from year-end 2006. Most of this growth occurred from our largest seller of mortgage loans. This seller has recently told us that due to the capital stock purchase requirements of our Capital Plan, it may temporarily cease selling us mortgage loans. We believe this event, if it occurs, will not hinder our ability to continue offering the Program to our members.
Continuing a trend from the last several years, the moderate growth in the Program resulted from a lackluster economy in our District and stabilization of (or outright reduction in) home prices. These factors reduced the growth rate of mortgage originations and refinancings. Our focus continues to be on recruiting more members to participate in the Program and on increasing the number of regular sellers.
The following table reconciles changes in the principal balances (excluding Mandatory Delivery Contracts) in the first nine months of 2007. The principal paydowns equated to an annual constant prepayment rate of nine percent. Currently, a relatively small amount of our mortgage loans present economic incentives to refinance, because they have coupon rates below those of new mortgages with similar terms.

Mortgage Purchase
(In millions)	Program Principal

Balance at December 31, 2006	$8,379
Principal purchases	1,415
Principal paydowns	(803)

Balance at September 30, 2007	$8,991

The following table presents the current composition of the Mortgage Purchase Program’s principal balances (including Mandatory Delivery Contracts) according to their weighted average mortgage note rates and original final maturities. The composition of loans continued to be stable compared with the last several years.
(Dollars in millions)

	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

Total Unpaid Principal	$6,069	$314	$1,266	$7,649	$1,380	$9,029

Percent of Total	67.2%	3.5%	14.0%	84.7%	15.3%	100.0%

Weighted Average Mortgage Note Rate	6.01%	5.61%	5.24%	5.86%	5.92%	5.87%

Weighted Average Loan Age (in months)	27	44	46	31	49	33

As shown in the following table, the percentage of unpaid principal balances from members supplying 10 percent or more of total balances was similar for the two dates presented, as for the previous two years. Our largest seller saw its proportion sold increase by four percentage points, while our second largest seller saw its proportion sold decrease by three percentage points.

	September 30, 2007		December 31, 2006
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$5,505	61%	$4,767	57%
Union Savings Bank	1,999	22	2,097	25

Total	$7,504	83%	$6,864	82%

Also similar to the last two years, in the first nine months of 2007 initial net spreads to risk-adjusted funding costs on new Mandatory Delivery Contracts continued to be relatively narrow on an historical comparison, although they did improve modestly in the second quarter and more substantially in the third quarter.
Investments
Money Market Investments
Money market investments provide us with a source of liquidity, augment profitability, enhance our management of market risk, and enhance our ability to manage capital leverage by enabling us to quickly expand or contract these investments in response to changes in Mission Asset Activity and capital. Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. The composition of money market investments among these accounts varies over time based on relative value considerations. These investments normally have one of the lowest net spreads of any of our asset classes, typically ranging from 5 to 15 basis points. During 2007, money market spreads tended to widen, especially in the third quarter. Daily balances of money market investments fluctuate due to volatility in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, opportunistic debt issuances, net spreads, and strategies for positioning capital leverage. Average monthly balances have tended to fluctuate within a range of $10,000 million to $18,000 million, although they have been above or below this range. For the nine months ending September 30, 2007, the ending principal balance was $10,669 million and the average principal balance was $14,533 million. The lower ending balance was consistent with a trend during the third quarter of 2007 of lower balances due to the increase in Advance demand. It was also a result of our desire to maintain capital leverage above approximately 4.50 percent.
Mortgage-Backed Securities
We invest in mortgage-backed securities, as permitted under Finance Board Regulations, in order to enhance profitability and, therefore, membership value, and to help support the housing market. Mortgage-backed securities currently comprise most of the held-to-maturity securities and all of the trading securities on the Statements of Condition. We currently invest in the mortgage-backed securities of GSEs and government agencies and in a small amount of residential mortgage-backed securities with private-label issuers. On their trade dates and thereafter to date, Moody’s and/or Standard & Poor’s assigned triple-A ratings to all these securities. We strive to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital permitted by Finance Board Regulation, subject to the availability of securities that meet our objectives for minimal credit risk, flexible market risk management, and a benchmark expected risk-adjusted profitability. The multiple averaged 2.96 in the first nine months of 2007 compared to 2.95 in all of 2006.
The following table reconciles changes in the principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) in the first nine months of 2007. The principal paydowns equated to an annual constant prepayment rate of 17 percent. A modest percentage of the mortgage loans underlying our mortgage-backed securities currently face economic incentives to refinance, because they have coupon rates below those of new mortgages with similar terms.

Mortgage-backed
(In millions)	Securities Principal

Balance at December 31, 2006	$12,064
Principal purchases	2,176
Principal paydowns	(1,621)

Balance at September 30, 2007	$12,619

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	September 30, 2007	December 31, 2006

Security Type
Collateralized mortgage obligations	$5,400	$6,060
Pass-throughs	7,219	6,004

Total	$12,619	$12,064

Collateral Type
15-year collateral	$6,550	$7,380
20-year collateral	2,137	374
30-year collateral	3,932	4,310

Total	$12,619	$12,064

Issuer
GSE residential mortgage-backed securities	$12,230	$11,617
Agency residential mortgage-backed securities	23	32
Private-label residential mortgage-backed securities	366	415

Total	$12,619	$12,064

We have increased the amount of pass-through securities with 20-year collateral in our portfolio. This change was driven by our assessment of its favorable risk/return tradeoffs relative to other security and collateral types and by a desire to enhance the diversification of collateral types among all of our mortgage assets. As of September 30, 2007, all but $5 million of the mortgage-backed securities portfolio consisted of fixed-rate mortgages and all but $4 million of pass-through securities had 15-year or 20-year original maturities. Since most of the loans in the Mortgage Purchase Program have 30-year original terms, purchasing pass-throughs with shorter original terms is one way we diversify mortgage asset types in order to help manage market risk exposure. We also tend to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less market value sensitivity than other tranches.
Over the past ten years, we have not invested in adjustable-rate mortgages, asset-backed securities, mortgages backed by home equity loans, or manufactured housing loans. We believe these types of securities historically have tended to provide a less favorable risk/return tradeoff than fixed-rate mortgages. We also historically have not invested heavily in private-label securities due to our judgment that the additional yield generally has not been sufficient to compensate us for the additional credit risk exposure and prepayment volatility. On September 30, 2007, we held $366 million in principal value of private-label securities, which represented three percent of total mortgage-backed security principal. These securities carry increased subordination. Based on the available data, we believe we had a minimal amount of exposure to mortgage loans in our private-label portfolio that are considered to have characteristics of “subprime” and “alternative” loans.
Consolidated Obligations
We participate in the issuance of Consolidated Discount Notes primarily to finance short-term Advances, short-term money market investments, and a portion of Convertible, Putable, and adjustable-rate Advances. Secondarily, we use Discount Notes to fund a portion of intermediate- and long-term assets as part of our management of the market risk/return profile. We participate in the issuance of swapped fixed-rate Consolidated Bonds and unswapped adjustable-rate Bonds to create adjustable-rate sub-LIBOR funding for hedging LIBOR-indexed adjustable-rate, Convertible, and Putable Advances. We participate in the issuance of unswapped fixed-rate Consolidated Bonds to fund long-term unswapped fixed-rate assets and to hedge their market risk.

The table below presents, for the periods indicated, the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended		Nine Months Ended
(In millions)	September 30, 2007		December 31, 2006		September 30, 2006
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$25,536	$22,415	$22,022	$18,914	$19,182	$18,761
Discount	(81)	(82)	(75)	(47)	(56)	(47)

Total Consolidated Discount Notes	25,455	22,333	21,947	18,867	19,126	18,714

Consolidated Bonds:
Unswapped fixed-rate	26,236	25,985	26,000	26,204	25,669	26,399
Unswapped adjustable-rate	5,553	4,025	1,974	2,764	2,726	2,774
Swapped fixed-rate	23,402	25,276	25,445	25,972	26,930	25,622

Total Par Consolidated Bonds	55,191	55,286	53,419	54,940	55,325	54,795

Other items (1)	(64)	(148)	(180)	(327)	(235)	(370)

Total Consolidated Bonds	55,127	55,138	53,239	54,613	55,090	54,425

Total Consolidated Obligations (2)	$80,582	$77,471	$75,186	$73,480	$74,216	$73,139

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.
(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 9 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were (in millions) $1,148,571 and $951,990 at September 30, 2007 and December 31, 2006, respectively.
All of our Bonds issued and outstanding in the first nine months of 2007, as in 2006, had “plain-vanilla” interest terms. None had step-up, inverse floating rate, convertible, range, or zero-coupon structures. The relatively stable average and ending balances of unswapped fixed-rate Consolidated Bonds reflected the modest growth in mortgage assets and long-term fixed-rate Advances. Balances of Discount Notes, swapped fixed-rate Bonds, and unswapped adjustable-rate Bonds can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategies. Based on these factors, the changes in ending and average balances of these three liability categories were within the range of normal historical volatility.
The following table shows the allocation on September 30, 2007 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

Due in 1 year or less	$2,035	$3,995	$5	$6,035	$9,455
Due after 1 year through 2 years	1,100	2,327	5	3,432	135
Due after 2 years through 3 years	1,260	3,533	5	4,798	130
Due after 3 years through 4 years	903	1,385	5	2,293	-
Due after 4 years through 5 years	1,170	1,782	68	3,020	-
Thereafter	3,252	3,211	195	6,658	-

Total	$9,720	$16,233	$283	$26,236	$9,720

This allocation was consistent with that in the last several years. The Bonds were distributed smoothly throughout the maturity spectrum. Twenty-five percent ($6,658 million) had final remaining maturities greater than five years. These longer-term Bonds help hedge the extension risk of long-term mortgage assets. Thirty-seven percent ($9,720 million) provide us with call options, which help manage the prepayment volatility of mortgage assets. Almost all of the callable Bonds have call dates within the next 12 months, and most of them are callable daily after an initial lockout period. Daily call options provide considerable flexibility to manage market risk exposure.
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

(In millions)	September 30, 2007	December 31, 2006
Total Par Value Eligible Assets	$ 85,969	$ 80,956
Total Par Value Consolidated Obligations	(80,727)	(75,441)

Excess Eligible Assets	$ 5,242	$ 5,515

From time to time, an FHLBank may voluntarily transfer Obligations to another FHLBank. There are no formal arrangements governing the transfer of Obligations among the FHLBanks. These transfers are not considered investments of one FHLBank in another FHLBank. They indicate, rather, the act of one FHLBank assuming the debt obligation (at then current market rates on the day the transfer is traded) that was originally issued by another FHLBank. We have never transferred any of our Obligations to another FHLBank. We did not acquire any Obligations from another FHLBank during 2006 or the first six months of 2007. In the third quarter of 2007, we acquired Obligations from the Federal Home Loan Bank of Dallas totaling a par amount of $120 million.
Deposits
We provide a variety of deposit programs that enable members to invest idle funds in short-term liquid assets. Member deposits are primarily demand and overnight deposits. The rates of interest on these deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest as well as the level of short-term interest rates. Deposits have represented a small component of our funding in recent years. As shown on the Statements of Condition and the Average Balance Sheet and Yield/Rate tables, deposit balances increased modestly in the first nine months of 2007 on both an average and ending basis. We believe this growth reflected an increase in some members’ positive liquidity positions.
Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Risk Management” section and our liquidity in the “Liquidity Risk and Contractual Obligations” section, each of which are in “Quantitative and Qualitative Disclosures About Risk Management.”
Capital Resources
Capital Stock
Our Capital Plan enables us to efficiently obtain new capital stock to capitalize asset growth, thus maintaining an adequate capital-to-asset ratio. It also permits us, at our option, to repurchase capital stock in a timely and prudent manner when Mission Asset Activity contracts, thus maintaining an adequate level of profitability. We do not issue shares of capital stock except as required for an institution to become a member, maintain membership, or capitalize certain additional Mission Asset Activity; to pay stock dividends; and to pay interest on mandatorily redeemable capital stock. In accordance with the Gramm-Leach-Bliley Act of 1999 (GLB Act) and our Capital Plan, our capital stock is a permanent source of capital. We believe the availability of all of our regulatory capital stock to absorb potential financial losses is an important component of our safety and soundness.
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

The GLB Act and Finance Board Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy that requires us to target a floor on the regulatory quarterly average capital-to-asset ratio of 4.20 percent. The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods indicated.

GAAP and Regulatory Capital

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2007		December 31, 2006		September 30, 2006
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,438	$3,660	$3,658	$3,532	$3,585	$3,512
SFAS 150-Related Stock	324	95	137	227	136	257

Regulatory Capital Stock	3,762	3,755	3,795	3,759	3,721	3,769
Retained Earnings	281	297	255	248	241	242

Regulatory Capital	$4,043	$4,052	$4,050	$4,007	$3,962	$4,011

     GAAP and Regulatory Capital-to-Assets Ratios

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2007		December 31, 2006		September 30, 2006
	Period End	Average	Period End	Average	Period End	Average
GAAP	4.29%	4.73%	4.80%	4.76%	4.78%	4.74%
Regulatory	4.67	4.85	4.98	5.05	4.96	5.07

In the first nine months of 2007, as in 2006, we continued to operate well within our regulatory and policy limits for capital leverage. The decrease in the 2007 regulatory capital-to-asset ratio reflected our decision to moderately increase the amount of capital leverage. The decision was made both so as to augment our ability to continue paying competitive dividends while adding to retained earnings and so as to be able to repurchase mandatorily redeemable stock while maintaining sufficient balance sheet liquidity (especially in the third-quarter disruptions in the credit and mortgage markets). We believe we can effectively manage the small additional amount of market risk exposure that could result from the greater leverage. Almost all of the increase in the amount of SFAS 150-related stock between September 30, 2007 and the other dates and periods presented reflected the membership termination of RBS Citizens, one of our largest stockholders (see “Business Related Developments and Update on Risk Factors”).
The following table presents changes in our regulatory capital stock balances in the first nine months of 2007.

(In millions)

Regulatory stock balance at December 31, 2006	$3,795

Stock purchases:
Membership Stock	36
Activity stock	284
Stock repurchases:
Excess stock redemption requests	(97)
Other stock repurchases	(256)

Regulatory stock balance at September 30, 2007	$3,762

Although there was only a small change in total regulatory capital, the components of our regulatory capital changed.
In the first quarter of 2007, we began paying dividends in cash instead of in additional shares of stock (see the “Executive Overview”). We also repurchased $353 million of SFAS 150-related excess stock in the first nine months of 2007, $231 million of which was related to Advance paydowns from former member RBS Citizens. In October 2007, we repurchased an additional $65 million of excess capital stock, all except $0.7 million of it from RBS Citizens after its further paydowns of Advances. We anticipate repurchasing additional stock in November and/or December in connection with RBS Citizens’ stated intention to pay down more Advances.

The $36 million total membership stock purchase resulted from the normal annual re-computation of the membership stock requirement, which is based on the amount of each member’s total assets and which primarily capitalizes our liquidity investments and mortgage-backed securities. The $284 million required purchase of activity stock occurred from expansion of Advances by two of our large members who had reached the maximum permitted usage of “cooperative capital” specified in our Capital Plan. Each member is generally permitted to capitalize additional Mission Asset Activity with its own excess capital stock or, if that is exhausted, with available excess stock owned by other members. We call the latter “cooperative capital.” No member may use more than $200 million of cooperative capital. This means a member can capitalize no more than $5,000 million of Mission Asset Activity with cooperative capital.
The following table shows for the dates indicated the amount of available cooperative excess capital stock, the amount of capital stock utilized cooperatively to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with the cooperative capital stock.

(In millions)	September 30, 2007	December 31, 2006
Available cooperative excess capital stock	$ 423	$ 793

Cooperative utilization of capital stock	$ 472	$ 238

Mission Asset Activity capitalized with cooperative capital stock	$ 11,797	$ 5,961

On September 30, 2007, the cooperative utilization of stock provided capital for 19 percent of Mission Asset Activity. If our Capital Plan did not have a cooperative capital feature, members would have had to purchase an additional $471 million of stock to have the same total amount of Mission Asset Activity outstanding. The $370 million decrease in available cooperative excess stock was the result primarily of the strong growth in Mission Assets. The $234 million increase in the cooperative utilization of capital stock occurred as members who did not have excess stock of their own capitalized Mission Asset growth with cooperative excess stock.
As discussed in the “Executive Overview,” a Finance Board Rule currently does not permit us to pay stock dividends because the amount of our excess stock, as defined by the Finance Board, exceeds one percent of out total assets. Under this rule, excess capital stock includes the amount cooperatively utilized in accordance with the terms of our Capital Plan. The following table shows, for the dates indicated, the amount by which this excess stock exceeded one percent of our assets. For the amount of excess stock to fall below one percent of assets, Mission Asset Activity would have to grow from members who currently have excess stock of their own.

(In millions)	September 30, 2007	December 31, 2006
Excess capital stock (Finance Board definition)	$ 906	$ 1,191

Total assets	$ 86,645	$ 81,387

Regulatory limit on excess capital stock (one percent of total assets)	$ 866	$ 814

Excess capital stock above regulatory limit	$ 40	$ 377

Retained Earnings
On September 30, 2007, stockholders’ investment in our company was supported by $281 million of retained earnings. This represented 7.5 percent of total regulatory capital stock (including mandatorily redeemable (SFAS 150) stock) and 0.3 percent of total assets. The current level of retained earnings exceeds the minimum target level established in our current Retained Earnings Policy by $121 million and exceeds the high-end of the Policy’s range by $66 million.

RESULTS OF OPERATIONS
Components of Earnings and ROE
ROE equals annualized net income divided by average capital. It can also be computed as the net interest margin (derived from net interest income) times capital leverage, plus non-interest income and minus total other expenses and assessments. The following table is a summary income statement for the three and nine months ended September 30, 2007 and 2006. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of equity for the respective period. The ROE amounts below have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2007		2006		2007		2006
	Amount	ROE	Amount	ROE	Amount	ROE	Amount	ROE

Net interest income	$108	7.92%	$96	7.40%	$314	7.79%	$284	7.41%

Net (loss) gain on derivatives and hedging activities	(5)	(0.34)	-	(0.04)	(6)	(0.15)	1	0.02
Other non-interest income	2	0.12	1	0.08	4	0.10	2	0.07

Total non-interest (loss) income	(3)	(0.22)	1	0.04	(2)	(0.05)	3	0.09

Total revenue	105	7.70	97	7.44	312	7.74	287	7.50

Total other expense	(12)	(0.90)	(11)	(0.84)	(36)	(0.89)	(35)	(0.93)
Assessments	(25)	(a)	(23)	(a)	(74)	(a)	(68)	(a)

Net income	$68	6.80%	$63	6.60%	$202	6.85%	$184	6.57%

(a) The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Almost all of the increase in net income for both the three-month and nine-month periods was due to higher net interest income. Net interest income rose $30 million (10.6 percent) in the nine-months comparison, which increased ROE by 38 basis points; and it rose $12 million (12.1 percent) in the three-months comparison, which increased ROE by 52 basis points. The higher overall ROE in both comparisons resulted from both the increase in net interest income and the greater leverage of regulatory capital (as discussed in the “Capital Resources” section).
As has historically been the case, the net (loss) gain on derivatives and hedging activities (which relates mostly to accounting in accordance with SFAS 133) and our other non-interest income each had a relatively modest amount of volatility due to, respectively, our conservative use of derivatives and the fact that we have few sources of other non-interest income. Our Board of Directors emphasizes that an important component of our corporate objectives is to minimize earnings volatility, including that from using derivatives, in the context of balancing the tradeoffs among all our corporate objectives. We believe minimizing earnings volatility enhances the value of membership by providing members predictability on the return earned on their capital stock investment. For more information on our use of derivatives, see the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Net Interest Income
We manage net interest income within the context of managing the tradeoff between market risk and return. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation. Our profitability tends to be low compared to many other financial institutions because of our cooperative wholesale business model, our members’ desire to have dividends correlate with short-term interest rates, and our modest overall risk profile.
Net interest income is derived from the net interest rate spread and from funding interest-earning assets with interest-free capital. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin. Because of our low net interest rate spread compared to other financial institutions, we generate a large proportion of net interest income from the investment of our capital.

Average Balance Sheet and Yield/Rates
The following tables provide yields/rates and average balances for the periods indicated. Income, expense, and computed yields/rates, net interest rate spread, and net interest margin all include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. In the nine-months comparison, the average rate of every asset and liability category (except other long-term investments) increased. This occurred because average market interest rates, especially short-term rates, rose between these two periods. The increase in market interest rates had the largest effect on the average yields/rates of categories with short-term maturities and adjustable-rate features. In the three-months comparison, average rates showed smaller differences, primarily because average short-term market interest rates were relatively stable between these two periods. Average market interest rates for these periods are shown in “Conditions in the Economy and Financial Markets.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Advances	$50,806	$685	5.35%	$47,164	$626	5.27%
Mortgage loans held for portfolio (2)	9,039	120	5.26	8,400	108	5.08
Federal funds sold and securities purchased under resale agreements	6,355	83	5.18	6,465	87	5.32
Other short-term investments (3)	715	10	5.34	1,072	14	5.41
Interest-bearing deposits in banks	6,083	82	5.37	3,718	51	5.40
Mortgage-backed securities	11,940	144	4.76	11,580	134	4.58
Other long-term investments	18	-	5.69	25	-	5.75
Loans to other FHLBanks	7	-	4.53	5	-	5.35

Total earning assets	84,963	1,124	5.25	78,429	1,020	5.16

Allowance for credit losses on mortgage loans	-			-
Other assets	469			279

Total assets	$85,432			$78,708

Liabilities and Capital
Term deposits	$126	2	5.21	$88	1	5.17
Other interest bearing deposits	921	11	4.84	789	10	4.99
Short-term borrowings	22,307	287	5.11	18,718	247	5.22
Unswapped fixed-rate Consolidated Bonds	25,821	296	4.55	25,934	283	4.33
Unswapped adjustable-rate Consolidated Bonds	5,375	72	5.30	2,337	31	5.26
Swapped Consolidated Bonds	25,808	345	5.31	25,909	350	5.36
Mandatorily redeemable capital stock	155	3	7.01	136	2	5.75
Other borrowings	-	-	-	8	-	5.39

Total interest-bearing liabilities	80,513	1,016	5.01	73,919	924	4.96

Non-interest bearing deposits	19			2
Other liabilities	942			1,008
Total capital	3,958			3,779

Total liabilities and capital	$85,432			$78,708

Net interest rate spread			0.24%			0.20%

Net interest income and net interest margin		$108	0.50%		$96	0.49%

Average interest-earning assets to interest-bearing liabilities			105.53%			106.10%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Other short-term investments are primarily composed of securities classified as available-for-sale, which are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Advances	$47,766	$1,900	5.32%	$45,987	$1,690	4.91%
Mortgage loans held for portfolio (2)	8,756	348	5.32	8,404	322	5.13
Federal funds sold and securities purchased under resale agreements	7,058	279	5.29	6,921	254	4.91
Other short-term investments (3)	918	37	5.34	1,176	44	4.95
Interest-bearing deposits in banks	6,578	264	5.37	4,278	158	4.94
Mortgage-backed securities	12,003	428	4.77	12,006	416	4.63
Other long-term investments	20	1	5.75	27	1	5.77
Loans to other FHLBanks	4	-	4.85	12	-	4.79

Total earning assets	83,103	3,257	5.24	78,811	2,885	4.89

Allowance for credit losses on mortgage loans	-			-
Other assets	393			276

Total assets	$83,496			$79,087

Liabilities and Capital
Term deposits	$140	5	5.25	$86	3	4.75
Other interest bearing deposits	922	34	4.95	810	28	4.60
Short-term borrowings	22,333	867	5.19	18,714	672	4.80
Unswapped fixed-rate Consolidated Bonds	25,968	878	4.52	26,382	851	4.31
Unswapped adjustable-rate Consolidated Bonds	4,025	159	5.28	2,774	100	4.84
Swapped Consolidated Bonds	25,145	995	5.29	25,269	936	4.95
Mandatorily redeemable capital stock	95	5	6.76	257	11	5.77
Other borrowings	-	-	-	4	-	5.26

Total interest-bearing liabilities	78,628	2,943	5.00	74,296	2,601	4.68

Non-interest bearing deposits	13			1
Other liabilities	903			1,040
Total capital	3,952			3,750

Total liabilities and capital	$83,496			$79,087

Net interest rate spread			0.24%			0.21%

Net interest income and net interest margin		$314	0.51%		$284	0.48%

Average interest-earning assets to interest-bearing liabilities			105.69%			106.08%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Other short-term investments are primarily composed of securities classified as available-for-sale, which are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

Components of Net Interest Income—Nine Months Ended September 30, 2007
The following table shows, for the periods indicated, the two major components of net interest income (net interest spread and earnings from capital investment), as well as the three major subcomponents of net interest spread.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2007		2006		2007		2006
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets

Components of net interest rate spread:
Other components of net interest rate spread	$59	0.27%	$49	0.25%	$163	0.26%	$147	0.25%
Net (amortization)/accretion (1) (2)	(7)	(0.03)	(9)	(0.05)	(19)	(0.03)	(23)	(0.04)
Prepayment fees on Advances, net (2)	-	-	-	-	3	0.01	2	-

Total net interest rate spread (3)	52	0.24	40	0.20	147	0.24	126	0.21

Earnings from investment of interest-free capital	56	0.26	56	0.29	167	0.27	158	0.27

Total net interest income/net interest margin	$108	0.50%	$96	0.49%	$314	0.51%	$284	0.48%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
Of the total $30 million increase in net interest income during the first nine months of 2007, $9 million occurred from the effect of higher short-term interest rates on earnings generated from funding a portion of assets with interest-free capital. We tend to invest much of our capital in short-term and/or adjustable-rate assets in order to control market risk exposure and help ensure that profitability correlates with short-term interest rates. Average short-term interest rates rose between the nine-month periods in 2006 and 2007 by approximately 25 to 40 basis points.
The remaining $21 million increase in net interest income occurred from factors related to the three basis points increase in the net interest rate spread. Total net amortization of noncash items in accordance with SFAS 91 was $4 million lower, which improved earnings. The largest components of net amortization relate to purchase of mortgage assets at premiums or discounts, issuance of Consolidated Obligations at premiums or discounts, and concession fees paid on Consolidated Obligations. The slight reduction in net amortization mostly reflected a modest trend of higher average mortgage interest rates, resulting in slower future prepayment speeds and a consequent decrease in mortgage amortization. Although prepayment fees on Advances terminated early by members changed very little, these fees can vary, and have varied, significantly from period to period.
The $16 million increase in the other components of the net interest spread (excluding net amortization and prepayment fees) was the net result of several material factors discussed below in descending order of their continuing impact.
▪	Maturity of low cost debt—Unfavorable: One of our key market risk management strategies is to fund mortgage assets with a mix of noncallable and callable unswapped Consolidated Bonds having a wide range of final maturities. In the last three months of 2006 and the first nine months of 2007, we retired $3.2 billion of such Bonds with a weighted average coupon of 4.14 percent, a preponderance of which we had designated as funding mortgage-backed securities. We had issued many of these Bonds in 2001-2004 during that period’s historically low interest rates and steep positively sloped market yield curves. These Bonds tend to have average book costs well below the average book cost of all such outstanding Bonds, well below the book yields of the mortgage assets they funded, and well below current market debt rates. This factor will increasingly affect our financial performance in the next several years, because of the continued large amount of low cost Bonds (both designated as funding mortgage-backed securities and loans under the Mortgage Purchase Program) that will mature through 2009. For example, between September 30, 2007 and the end of 2008, $4.3 billion of Bonds designated as funding mortgage assets will mature with a weighted average book cost of 3.85 percent.

▪	Wider spreads on short-term assets compared to funding costs—Favorable: In the first nine months of 2007, average spreads on many assets, especially short-term and adjustable-rate assets, widened slightly relative to their funding costs. One reason was the trend toward a modestly steeper LIBOR yield curve. Another reason was that, in August and September of 2007, costs of our short-term funding sources improved significantly due to the disruptions in the mortgage and credit markets, as discussed in the “Conditions in the Economy and Financial Markets.” As a result, our earnings increased materially in those two months. We cannot predict how long the more favorable funding costs will continue, but to the extent they do, we would expect our earnings to continue to be elevated, all else equal, compared to what they would be under more normal funding cost levels.

▪	Growth in average balances of assets—Favorable: Average total assets, mostly Advances and money market investments, expanded in the first nine months of 2007 by $4,409 million compared with the same period of 2006. An estimate of the earnings impact from balance sheet growth is $3 million, obtained from the last row of the “volume” column of the volume/rate analysis table in the section below and from other analyses.

▪	Repurchase of mandatorily redeemable capital stock (SFAS 150)—Favorable: Because we repurchased some excess capital stock of nonmembers, the average balance of mandatorily redeemable stock decreased $162 million between the first nine months of 2006 and the same period in 2007. Interest expense on this stock is accrued at the dividend rate paid. The lower interest expense increased net interest income by approximately $6 million. Note that a repurchase of mandatorily redeemable stock normally does not materially affect ROE. (See the “Capital Resources” section of the “Analysis of Financial Condition” for more information.)
Components of Net Interest Income—Three Months Ended September 30, 2007
The factors that affected net interest income for the third quarter of 2007 compared to the third quarter of 2006 were qualitatively and directionally the same as those discussed above for the year-to-date comparison, except that the earnings from capital investment showed no change due to similar average short-term interest rates in the third quarter of 2007 and 2006.
Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2007 over 2006			September 30, 2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income
Advances	$48	$11	$59	$66	$144	$210
Mortgage loans held for portfolio	8	4	12	14	12	26
Federal funds sold and securities purchased under resale agreements	(2)	(2)	(4)	5	20	25
Other short-term investments	(4)	-	(4)	(10)	3	(7)
Interest-bearing deposits in banks	32	(1)	31	85	21	106
Mortgage-backed securities	4	6	10	(1)	13	12
Other long-term investments	-	-	-	-	-	-
Loans to other FHLBanks	-	-	-	-	-	-

Total	86	18	104	159	213	372

Increase (decrease) in interest expense
Term deposits	1	-	1	2	-	2
Other interest-bearing deposits	1	-	1	3	3	6
Short-term borrowings	47	(7)	40	130	65	195
Unswapped fixed-rate Consolidated Bonds	(1)	14	13	(13)	40	27
Unswapped adjustable-rate Consolidated Bonds	40	1	41	45	14	59
Swapped Consolidated Bonds	(1)	(4)	(5)	(4)	63	59
Mandatorily redeemable capital stock	-	1	1	(7)	1	(6)
Other borrowings	-	-	-	-	-	-

Total	87	5	92	156	186	342

Increase in net interest income	$(1)	$13	$12	$3	$27	$30

The rate contribution category was responsible for all of the increase in total net interest income in the three-months comparison and most of it in the nine-months comparison. This represented the net effect of more favorable average funding costs, slightly wider spreads on short-term assets, and the impact of higher short-term interest rates on earnings from funding assets with interest-free capital. The impact of the higher short-term interest rates can also be seen in each separate asset and liability account.
Effect of the Use of Derivatives on Net Interest Income
Our use of derivatives affects net interest income mostly by synthetically transforming the interest rate terms of Advances and Consolidated Obligations into adjustable-rate LIBOR-based coupon rates (normally indexed to 3-month LIBOR). The following table shows this effect on our net interest income for the periods indicated.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Advances (1)	$17	$5	$48	$3
Mortgage purchase commitments (2)	-	1	1	1
Consolidated Obligations (1)	(26)	(85)	(88)	(203)

Decrease to net interest income	$(9)	$(79)	$(39)	$(199)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
For each period shown, the total decrease in net interest income resulting from derivatives activity represented the net effect of three factors:
▪	the economic cost of hedging purchased options embedded in Advances;

▪	the normal increase in net interest income from converting below-market coupons to at-market coupons on option-based swapped Advances; and

▪	the normal increase in net interest income from converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Consolidated Bonds.
These factors are affected by changes in both short-term LIBOR and the notional principal amounts of swapped Advances and swapped Bonds. Although our use of derivatives lowered net interest income, they made our earnings and market risk profile significantly more stable. For further discussion of our use and accounting for derivatives, see the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006

Other (Loss) Income
Net (loss) gain on derivatives and hedging activities	$(5)	$-	$(6)	$1
Other non-interest income, net	2	1	4	2

Total other (loss) income	$(3)	$1	$(2)	$3

Other Expense
Salaries and benefits	$6	$6	$19	$18
Other operating expense	3	3	10	9
Finance Board	1	1	2	2
Office of Finance	1	1	2	2
Other expenses	1	-	3	4

Total other expense	$12	$11	$36	$35

Average total assets	$85,432	$78,708	$83,496	$79,087
Average regulatory capital	4,117	3,919	4,052	4,011

Total other expense to average total assets (1)	0.06%	0.05%	0.06%	0.06%
Total other expense to average regulatory capital (1)	1.18%	1.10%	1.19%	1.18%
(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Accounting for derivatives in accordance with SFAS 133 had a small effect on our earnings, which is consistent with our historical experience. This relative lack of derivatives-based earnings volatility resulted from our conservative use of them, evidenced by the fact that all of our derivatives were highly effective economically in hedging the market risk exposure identified in the hedged instruments.
In the first nine months of 2007 versus the same period of 2006, total other expenses increased less than one million dollars (1.5 percent). This small growth was substantially less than the experience of 2004-2006 and primarily reflected a slowdown in staff additions. Our total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks.
REFCORP and Affordable Housing Program Assessments
REFCORP is assessed at 20 percent of net earnings before the Affordable Housing Program. The Affordable Housing Program expense is assessed at the greater of an aggregate of $100 million for the FHLBank System or 10 percent of net earnings after REFCORP, before the Affordable Housing Program expense and before interest on mandatorily redeemable capital stock. Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.7 percent effective annualized net assessment (“tax”) rate. The REFCORP assessment is currently expected to be statutorily retired between 2010 and 2015.
In the nine months ended September 30, 2007 assessments totaled $73.6 million, which reduced the ROE by 249 basis points, compared to total assessments of $67.8 million in the same period of 2006, which reduced ROE by 242 basis points. The burden of assessments rose because net income before assessments increased more than average capital on a percentage basis.

Segment Information
Note 13 of the Notes to Unaudited Financial Statements presents general information on the two operating business segments we have identified. It is important to note that we dynamically manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than at the level of individual operating business segments. Under this holistic approach, the market risk/return profile of each operating business segment does not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes the segments’ operating results for the periods selected.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended September 30, 2007

Net interest income	$86	$22	$108

Net income	$52	$16	$68

Average assets	$75,113	$10,319	$85,432

Assumed average capital allocation	$3,482	$476	$3,958

Return on Average Assets (1)	0.28%	0.59%	0.31%

Return on Average Equity (1)	5.97%	12.86%	6.80%

Three Months Ended September 30, 2006

Net interest income	$74	$22	$96

Net income	$48	$15	$63

Average assets	$68,855	$9,853	$78,708

Assumed average capital allocation	$3,306	$473	$3,779

Return on Average Assets (1)	0.28%	0.59%	0.32%

Return on Average Equity (1)	5.80%	12.23%	6.60%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Nine Months Ended September 30, 2007

Net interest income	$243	$71	$314

Net income	$154	$48	$202

Average assets	$73,347	$10,149	$83,496

Assumed average capital allocation	$3,472	$480	$3,952

Return on Average Assets (1)	0.28%	0.64%	0.32%

Return on Average Equity (1)	5.93%	13.49%	6.85%

Nine Months Ended September 30, 2006

Net interest income	$221	$63	$284

Net income	$142	$42	$184

Average assets	$69,324	$9,763	$79,087

Assumed average capital allocation	$3,287	$463	$3,750

Return on Average Assets (1)	0.27%	0.58%	0.31%

Return on Average Equity (1)	5.79%	12.13%	6.57%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
For this segment, the 17 basis point ROE increase in the three-months comparison and the 14 basis point ROE increase in the nine-months comparison resulted mostly from the following factors:
▪	Favorable factors: Average relative funding costs improved, average net spreads on short-term assets widened slightly, and capital leverage increased. For the nine-months comparison, higher short-term interest rates improved earnings from funding assets with interest-free capital. Short-term interest rates were not materially different in the three-months comparison.

▪	Unfavorable factors: A substantial amount of low cost Bonds designated as funding mortgage-backed securities was retired and replaced with higher cost debt.
Mortgage Purchase Program Segment
For this segment, the 63 basis point ROE increase in the three-months comparison and the 136 basis point ROE increase in the nine-months comparison resulted mostly from the following factors:
▪	Favorable factors: 1) In the fourth quarter of 2006 and the first quarter of 2007, a moderate amount of high cost Bonds matured compared to runoff rates of the mortgage loans. 2) Higher long-term interest rates in some months of 2007 slowed near-term projected prepayment speeds and resulted in a smaller amount of net SFAS 91-related amortization. 3) In the three-months comparison, capital leverage increased.

▪	Unfavorable factors: Book spreads to funding costs on new mortgage loans continued to be narrower than loans paying down.
We expect that the profitability of this segment will decrease over the next several years as substantial amounts of low cost Bonds begin to mature, assuming that our debt costs do not decrease dramatically or that spreads on new mortgage assets do not widen significantly for an extended period of time.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
We believe that business risk and market risk are the most significant risks we face. Business risk is the potential adverse impact on achievement of our mission objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we have limited control or influence. A significant business risk was realized in the Finance Board’s final Capital Rule of January 29, 2007. Another significant business risk was realized when one of our largest stockholders and borrowers terminated its membership with us in September 2007, as part of consolidations made by its holding company. See the “Executive Overview” for discussion of both risk events. We believe there were no other material changes related to the risk factors identified in our 2006 Form 10-K.
Market Risk
Our primary challenges in managing long-term market risk exposure, including the level and volatility of earnings, arise from the tradeoff between earning a competitive return and correlating profitability with short-term interest rates, and from the market risk exposure of owning mortgage assets on which we have effectively sold prepayment options. We hedge the market risk of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. We also manage market risk by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.
We closely monitor and analyze our market risk exposure using numerous measures, and we actively manage it. Our Financial Management Policy specifies five sets of limits regarding market risk exposure that address capital leverage and long-term market risks. Except for the capital leverage requirement, with which we comply daily, we determine our compliance with our policy limits at every month-end or more frequently if market or business conditions change significantly. We were well in compliance with each policy limit throughout the first nine months of 2007, as we were in 2006. In addition, Finance Board Regulations specify additional management controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold.
Capital Leverage
See the “Capital Resources” section of the “Analysis of Financial Condition” for information on our capital leverage.
Market Value of Equity and Duration of Equity
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to movements in interest rates and other variables. The following table presents the market value of equity sensitivity profile of the entire balance sheet for selected periods and interest rate shocks (in basis points).

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Avg.
Market Value of Equity	$3,842	$4,011	$4,006	$3,953	$3,873	$3,778	$3,584
% Change from Flat Case	(2.8)%	1.5%	1.3%	-	(2.0)%	(4.4)%	(9.3)%

2006 Full-Year Avg.
Market Value of Equity	$3,881	$4,005	$3,996	$3,949	$3,880	$3,800	$3,633
% Change from Flat Case	(1.7)%	1.4%	1.2%	-	(1.7)%	(3.8)%	(8.0)%

September 30, 2007
Market Value of Equity	$3,746	$3,934	$3,924	$3,859	$3,762	$3,655	$3,448
% Change from Flat Case	(2.9)%	1.9%	1.7%	-	(2.5)%	(5.3)%	(10.7)%

December 31, 2006
Market Value of Equity	$3,852	$4,053	$4,073	$4,043	$3,983	$3,905	$3,732
% Change from Flat Case	(4.7)%	0.2%	0.7%	-	(1.5)%	(3.4)%	(7.7)%

The following table presents the duration of equity for selected periods and interest rate shocks (in basis points).

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Avg.	(5.9)	(1.2)	1.8	3.7	4.8	5.3	5.4

2006 Full-Year Avg.	(4.9)	(0.5)	1.6	3.1	4.1	4.6	4.7

September 30, 2007	(6.8)	(1.5)	2.1	4.3	5.5	6.0	5.8

December 31, 2006	(6.3)	(2.4)	0.5	2.4	3.8	4.5	4.8
During the first nine months of 2007, as in 2006, we believe our market risk exposure continued to be moderate and well managed. The average 2007 changes in these measures of market risk exposure, compared to both all of 2006 and on December 31, 2006, indicated an increase in market risk exposure. This was due primarily to the trend toward a steeper LIBOR market yield curve and a modest increase in the ratio of the amount of mortgage assets to the amount of regulatory capital. We engaged in a limited amount of dynamic management activities, which partially offset the effect of these two factors. We believe the changes in these measures indicated a modest, not excessive, increase in market risk exposure to significant movements in interest rates, especially in longer-term rates. In addition, earnings simulations performed each month using a three to six year future time horizon showed little change in our market risk exposure profile.
Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of the prepayment optionality associated with mortgage assets that we cannot completely hedge at an acceptable profit. We analyze the mortgage assets portfolio both together with and separately from the entire balance sheet. The portfolio includes mortgage-backed securities; loans under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts; overnight assets or funding for balancing the portfolio; and allocated capital.
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

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

2007 Year-to-Date Avg.
% Change Market Value of Equity	(18.8)%	5.3%	5.7%	-	(9.4)%	(20.6)%	(43.7)%
Duration of Equity	(40.6)	(8.4)	6.4	16.4	24.3	30.7	43.3

2006 Full-Year Avg.
% Change Market Value of Equity	(13.2)%	3.2%	3.7%	-	(6.4)%	(14.2)%	(30.7)%
Duration of Equity	(31.0)	(6.2)	3.3	10.5	15.7	19.4	24.3

September 30, 2007
% Change Market Value of Equity	(20.2)%	8.4%	8.1%	-	(12.5)%	(27.1)%	(55.9)%
Duration of Equity	(47.7)	(9.1)	9.3	21.6	32.0	41.1	62.8

December 31, 2006
% Change Market Value of Equity	(27.1)%	(1.6)%	2.1%	-	(5.7)%	(13.8)%	(31.4)%
Duration of Equity	(40.3)	(13.3)	(0.2)	8.5	15.1	19.9	26.1
The table shows that the market risk exposure of the mortgage asset portfolio had similar trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had a substantially greater amount of market risk exposure and volatility than the entire balance sheet.

Risk-Based Capital Regulatory Requirements
The GLB Act and Finance Board Regulations require us to hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. The amount of our total permanent capital, defined as retained earnings plus the regulatory amount of Class B stock, must be at least equal to the amount of risk-based capital, measured as the sum of market risk, credit risk, and operational risk. Market risk is measured as the market value of equity at risk, determined from simulations using movements in interest rates and interest rate volatility that could occur during times of market stress, based on application of value-at-risk analysis. Credit risk is measured for each asset and derivative using formulaic assignments based on actual histories of corporate defaults for different asset classes. Operational risk is specified to be 30 percent of the sum of market risk and credit risk.
The following table shows for the dates and period indicated the amounts of risk-based capital required, the amounts of permanent capital, and the amounts of excess permanent capital (which is the difference between permanent capital and the risk-based capital requirement).

(Dollars in millions)		Monthly Average
	Quarter End	Nine Months Ended	Year End
	September 30, 2007	September 30, 2007	2006

Total risk-based capital requirement	$ 685	$ 681	$577
Total permanent capital	4,043	4,052	4,050

Excess permanent capital	$ 3,358	$ 3,371	$3,473

Risk-based capital as a percent of permanent capital	16.9%	16.8%	14.2%

On September 30, 2007, we had $4,043 million of permanent capital eligible to meet our risk-based capital requirement of $685 million. The risk-based capital requirement historically has not been a binding constraint on our operations. Therefore, we do not use it to actively manage our market risk exposure. We expect this to continue in the future.
Use of Derivatives in Risk Management
In the first nine months of 2007, as in prior years, we used derivatives for the following hedging purposes:
▪	to synthetically convert fixed-rate Consolidated Bonds, which are one type of debt security the investor community prefers, to an adjustable-rate LIBOR funding basis (usually 3-month LIBOR) in order to offer, fund, and hedge competitively-priced LIBOR Advances and other short-term Advances;

▪	to hedge below-market fixed rates on Convertible and Putable Advances that have a put option on interest-rates permitting, or requiring, us to convert them to adjustable-rate LIBOR Advances (usually after an initial lockout period) or to terminate the Advance;

▪	to hedge Regular Fixed-Rate Advances when it may not be as advantageous to issue Consolidated Obligations or when it may augment our balance sheet management activities;

▪	to hedge the interest rate and interest-rate options on certain Advances that have caps and/or floors; and

▪	to hedge the market risk exposure during the commitment period of Mandatory Delivery Contracts.
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

The following table presents on the dates indicated the notional principal amounts of the derivatives used to hedge other financial instruments.

		September 30,	December 31,	September 30,
(In millions)		2007	2006	2006
Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$23,652	$26,485	$28,265
Convertible Advances	Interest rate swap	3,947	4,485	4,697
Putable Advances	Interest rate swap	4,984	444	15
Advances with purchased caps and/or floors	Interest rate swap	2,410	10	10
Regular Fixed-Rate Advances	Interest rate swap	2,993	365	40
Mandatory Delivery Contracts	Commitments to sell to-be-announced mortgage-backed securities	18	86	64

Total based on Hedged Item (1)		$38,004	$31,875	$33,091

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
We transact interest rate swaps to hedge the first five items in the table. To hedge Mandatory Delivery Contracts, we use a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities. The increase in the notional principal amount of swaps hedging Putable Advances resulted mostly from a $4 billion Advance to one member in the first quarter of 2007. The increase in swaps hedging Advances with purchased caps and/or floors occurred from introduction of a new Advance program that to date two members have used. The increase in swaps hedging regular fixed-rate Advances was the result of our decision to hedge some of these Advances (not having options) with swaps instead of Consolidated Bonds as part of our balance sheet management activities. The decrease in swaps hedging Consolidated Obligations reflected normal variance of balances between these swaps and short-term Discount Notes.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship on the dates indicated. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	September 30,	December 31,	September 30,
(In millions)	2007	2006	2006
Shortcut (Fair Value) Treatment
Advances	$4,937	$809	$55
Mortgage Purchase Program	-	-	-
Investments	-	-	-
Consolidated Obligations	21,622	23,470	24,295

Total	26,559	24,279	24,350

Long-haul (Fair Value) Treatment
Advances	9,347	4,475	4,687
Mortgage Purchase Program	-	-	-
Investments	-	-	-
Consolidated Obligations	2,030	3,015	3,970

Total	11,377	7,490	8,657

Economic Hedges
Advances	50	20	20
Mandatory Delivery Contracts	38	107	81
To-be-announced mortgage-backed securities hedges	18	86	64
Investments	-	-	-
Consolidated Obligations	-	-	-

Total	106	213	165

Total Derivatives	$38,042	$31,982	$33,172

The interest rate swaps that hedge Advances or Consolidated Obligations are normally eligible for fair value hedge accounting in accordance with SFAS 133. Fair value hedge accounting can be either shortcut treatment or long-haul treatment. As of September 30, 2007, we received shortcut accounting treatment on $26.56 billion (70 percent) of total derivative transactions outstanding. Shortcut accounting permits the assumption of no hedge ineffectiveness, resulting in no effect from these derivatives transactions on earnings and capital. The increase in Advance hedges receiving shortcut accounting treatment reflected the increase in Putable Advances and regular fixed-rate Advances hedged with swaps.
We designated $11.38 billion (30 percent) of derivatives as long-haul fair value hedges. For these, as long as certain conditions apply, we are permitted to offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the risk being hedged in the hedged instruments. The increase in the amount of Advance hedges receiving long-haul accounting reflected growth in Advances with caps and/or floors. The continued decrease in the amount of Consolidated Obligation hedges receiving long-haul accounting resulted mostly from our discontinued use of swaps having deferred fees, which we account for as long-haul hedges.
The remaining $106 million of derivatives are economic hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument but that does not qualify for hedge accounting treatment or for which the FHLBank has not designated it in such a qualifying hedge relationship. The fair value changes in these economic hedge relationships tend to closely offset each other, as designed.
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
The following table shows our distribution of internal credit ratings assigned to member and non-member borrowers as of September 30, 2007. These distributions did not change materially compared to December 31, 2006.
(Dollars in millions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	155	$51,368	99	$32,852	$49,793
2	187	26,814	139	15,699	26,058
3	251	16,026	208	5,833	11,964
4	112	12,253	93	4,568	12,141
5	19	336	16	192	307
6	12	822	7	691	817
7	8	112	7	83	112

Total	744	$107,731	569	$59,918	$101,192

The data in the table are based on our credit underwriting processes. The left side shows the borrowing capacity of both members and non-member borrowers (former members with remaining outstanding Advances or Letters of Credit). The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. A small number of borrowers (5.3 percent) and very little borrowing capacity ($1,236 million or 1.2 percent) were related to institutions with credit ratings of 5 or below. For total members and borrowing nonmembers, 80 percent had one of the top three credit ratings and 95 percent had one of the top four credit ratings. These percentages were similar for the data using all borrowers.
Mortgage Purchase Program
Although we use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include (in order of priority) primary mortgage insurance, the Lender Risk Account (for conventional loans only), and Supplemental Mortgage Insurance (for conventional loans only) purchased by the participating financial institution (PFI’s— members we have approved to sell us mortgage loans) from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, private mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level.
The Lender Risk Account is a key feature that helps protect us against credit losses on conventional mortgage loans. This Account is a performance-based purchase price holdback for members; therefore, it provides an incentive for members to sell us high quality loans. If conventional loan losses exceed homeowners’ equity and applicable primary mortgage insurance, the proceeds from the Account are drawn on to cover these residual losses until the Account is exhausted. Any portion of the Account not needed to help cover residual loan losses is returned to the PFI over a scheduled time period. The following table presents changes in the Lender Risk Account during the first nine months of 2007. The fact that the amount of loss claims was insignificantly different from zero is another indication of the high credit quality of our mortgage loans.

Nine Months Ended
(In millions)	September 30, 2007
Lender Risk Account at December 31, 2006	$46
Additions	4
Claims	-
Scheduled distributions	-

Lender Risk Account at September 30, 2007	$50

Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member experienced a loss on loans sold to us. Delinquencies have been minimal. Because of the strong credit enhancements and the history of strong credit quality, we believe our exposure to credit risk on conventional loans is de minimis and we have not established a loan loss reserve for the Program. On September 30, 2007, 15 percent of our acquired mortgage loans and Mandatory Delivery Contracts were backed by the FHA. These loans have a 100 percent U.S. government guarantee and, therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance.
Two other indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO). On September 30, 2007, the weighted average loan-to-value ratio was 70 percent and the weighted-average FICO score was 751. Loans with FICO scores under 660 (which some use as a threshold to identify potential credit issues) totaled $684 million, or 4.7 percent of the total portfolio. These data have been almost constant in the last three years, and we believe they are another indication that the Mortgage Purchase Program has a favorable credit quality. Based on available data, we believe we have very little exposure to loans in our Mortgage Purchase Program that are considered to have characteristics of “subprime” or “alternative” loans.
A further indication of credit quality is data on actual delinquencies. On September 30, 2007, the Program had $11 million (0.1 percent) of conventional principal and $34 million (2.4 percent) of FHA principal that was 90 days or more delinquent. These rates were below the national average delinquency rates of 0.3 percent for conventional principal and 3.0 percent for FHA principal, measured by the most recent Mortgage Bankers Association National Delinquency Survey. There were no loans on nonaccrual status. Because of the credit enhancements on conventional loans and the government guarantee on FHA loans, we believe we have little, if any, exposure to loans on delinquent status.

Investments
A credit event for an investment security could be triggered from default on or delayed payments of principal or interest, or from a security’s rating downgrade that results in a realized market value loss. Because of our conservative policies and practices related to investment activities, we believe the credit risk exposure of our investment portfolio is nominal.
Most money market investments are unsecured and therefore present a credit risk exposure. Our Financial Management Policy permits us to invest in only highly rated counterparties. It also specifies constrained limits on the amount of unsecured credit exposure we are permitted to extend to individual and affiliated counterparties. Each counterparty’s limit is based on its long-term counterparty credit ratings from nationally recognized statistical rating agencies (NRSRO) and on percentages, which vary by credit rating category, of the lesser of our total capital or the counterparty’s Tier 1 capital.
The following table presents for the dates indicated the par amount of unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services. The table excludes securities repurchased under resale agreements, which are secured. The differences between the two periods were consistent with normal fluctuations in our investment activity.

	September 30, 2007	December 31, 2006
(In millions)
Aaa/AAA	$-	$891
Aa/AA	8,275	12,987
A	2,191	3,485
Baa/BBB	-	-

Total	$10,466	$17,363

Our Financial Management Policy also establishes conservative guidelines for our investment in mortgage-backed securities. Substantially all of these are GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by Ginnie Mae. We have never held any asset-backed securities. On September 30, 2007, we held six private label mortgage-backed securities totaling a principal balance of $366 million. Although these securities can carry greater credit risk than GSE and agency mortgage-backed securities, the ones we own all have triple-A ratings, carry increased subordination, and consist of residential fixed-rate mortgage loans. Based on available data, we believe we had a de minimis amount of exposure to “subprime” or “alternative” mortgage loans in our private-label portfolio. We have policies in place to mitigate any such exposure (including increased subordination) and to limit the percentage of private-label mortgage-backed securities we can purchase that may have characteristics of these types of loans; and we have procedures in place to monitor any such exposure.
As indicated in Notes 3 and 4 to the Notes to Unaudited Financial Statements, as of September 30, 2007 and December 31, 2006, our available-for-sale securities portfolio and held-to-maturity securities portfolio had unrealized losses (although we held no available-for-sale securities portfolio at September 30, 2007). This was due to the generally higher level of interest rates on these dates, compared to the interest rate levels when we purchased the securities. We believe the third-quarter 2007 disruptions in the credit and mortgage markets did not have a material impact on the fair values of our investment securities, because almost all of these securities were comprised of prime-rated loans. We have determined that all the unrealized losses for these portfolios were temporary, a consequence of movements in interest rates, and not an indication of deterioration of the creditworthiness of the issuers or of the underlying collateral. We believe it is probable we will be able to collect all amounts due according to the contractual terms of the individual securities in these portfolios. Additionally, we have the intent, as well as sufficient liquidity, to hold the securities to their final payments, which will result in full recovery of any unrealized losses.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments or defaults. This could result in us having to replace the derivative transaction with that from another counterparty on less favorable terms. Our amount of credit risk exposure to a counterparty equals the positive net mark-to-market value of all derivatives outstanding with the counterparty. Our Financial Management Policy limits unsecured credit exposure to each counterparty based on the counterparty’s amount of capital and creditworthiness.

The table below presents the net market value exposure as of September 30, 2007 for interest rate swap derivatives outstanding.

(Dollars in millions)
			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure
Aaa/AAA	-	$-	$-	$-	$-	$-
Aa/AA	14	30,986	81	(71)	21	31
A	2	7,000	(69)	-	32	(37)

Total	16	$37,986	$12	$(71)	$53	$(6)

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
The 16 counterparties with whom we had interest rate swaps outstanding had $6 million of net market value exposure to us. None of our counterparties carried a long-term credit rating lower than A- from an NRSRO. Because of the collateralization process, strong credit quality and ratings on our derivative counterparties, we do not expect any credit losses from our derivative transactions.
Liquidity Risk and Contractual Obligations
Liquidity Information
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost efficient manner. Our primary source of ongoing liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the nine months ended September 30, 2007, our share of participations in debt issuance was $423.0 billion of Consolidated Discount Notes and $25.7 billion of Consolidated Bonds.
We are exposed to two types of liquidity risk, for which Finance Board Regulations and our Financial Management Policy require us to hold sufficient amounts of liquidity:
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
Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In the first nine months of 2007, as in 2006, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to access capital markets to issue Consolidated Obligations.
To satisfy the contingency liquidity requirement, we must hold an amount of liquidity at least equal to the amount of liabilities maturing and assets or commitments settling within seven business days, as well as a three percent increase in Advance balances. Permitted liquidity sources include cash, overnight Federal funds and term Federal funds maturing within seven business days, 95 percent of the market value of available-for-sale negotiable securities, and 75 percent of the market value of certain other investments.
Based on the measure of contingency liquidity, as well as other standard liquidity measures, and based on our demonstrated ability to access the capital markets for debt issuance, we believe we had ample liquidity reserves on each day in the first nine months of 2007. During the credit and mortgage markets’ liquidity crisis in the third quarter as described in “Conditions in the Economy and Financial Markets,” the FHLBank System continued to have uninterrupted access to liquidity via debt issuances. The System’s triple-A debt ratings were instrumental in ensuring that this liquidity source remained available.

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of September 30, 2007 according to their expiration terms or payment due dates. We expect that we will continue to have sufficient liquidity to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$25,797	$14,552	$6,854	$7,988	$55,191
Mandatorily redeemable capital stock	-	16	308	-	324
Other long-term obligations (term deposits) – par	95	3	-	-	98
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	1	2	6

Total Contractual Obligations before off-balance sheet items	25,893	14,573	7,163	7,990	55,619

Off-balance sheet items (1)
Commitments to fund additional Advances	55	-	-	-	55
Standby Letters of Credit	6,146	70	45	62	6,323
Standby bond purchase agreements	-	212	-	-	212
Commitments to fund mortgage loans	38	-	-	-	38
Unused line of credits and other commitments	-	-	-	-	-
Consolidated Obligations traded, not yet settled	65	495	340	275	1,175

Total off-balance sheet items	6,304	777	385	337	7,803

Total Contractual Obligations and off-balance sheet items	$32,197	$15,350	$7,548	$8,327	$63,422

(1)	Represents notional amount of related off-balance sheet obligations.
Operational Risk
We believe there were no material developments regarding our exposure to operational risk in the nine months ended September 30, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.
Item 4. Controls and Procedures.
As of September 30, 2007, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, these two officers each concluded that as of September 30, 2007, the FHLBank maintained effective disclosure controls and procedures to ensure that material information is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported by management on a timely basis in order to comply with the FHLBank’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.
As of September 30, 2007, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $9.6 million of such credit support during the three months ended September 30, 2007. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.
Item 4. Submission of Matters to a Vote of Security Holders.
In 2007, the FHLBank conducted its regular election of directors to fill industry directorships in Tennessee and Ohio. There were no directorships up for election in Kentucky.
In Tennessee, three individuals were nominated for the two open seats that were held by William Y. Carroll, Sr. and R. Stan Puckett, whose terms expire on December 31, 2007. The nominees included Mr. Carroll and Mr. Puckett, both of whom accepted the nominations to run for re-election, and one other individual who decided not to run for election. Consequently, in accordance with Federal Housing Finance Board regulations, Mr. Carroll and Mr. Puckett were declared re-elected without a ballot process.
In Ohio, five individuals were nominated for the seat held by James R. Powell, who will have served the maximum allowable three consecutive terms and whose term expires on December 31, 2007. All five of the nominees accepted the nomination to run for the open seat. One hundred and eighty two members participated in the Ohio election. The election results are provided below:

Name	Votes Received
James R. DeRoberts	1,046,351
Howard T. Boyle II	741,560
Patrick W. Bevack	318,987
J. William Stapleton	160,382
A. Barry Parmiter	158,367
The Tennessee and Ohio election results were ratified by the Board of Directors at its October 18, 2007 meeting. The following individuals will serve a three-year term beginning January 1, 2008 and expiring December 31, 2010.

William Y. Carroll, Sr.	R. Stan Puckett	James R. DeRoberts
Chairman & CEO	Chairman & CEO	Chairman
SmartBank	GreenBank	The Arlington Bank
Pigeon Forge, Tennessee	Greeneville, Tennessee	Upper Arlington, Ohio

The terms of the following industry directors will continue in 2008:
Richard C. Baylor
Robert E. Brosky
B. Proctor Caudill, Jr.
Stephen D. Hailer
Michael R. Melvin
William J. Small
Billie W. Wade
Item 6. Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of November 2007.

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