Form 10-K
period 2007-12-31
Federal Home Loan Bank of Cincinnati
filed 2008-03-21
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
[  ] Yes       [X] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).
[  ] Yes       [X] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes       [  ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[  ] Yes      [X] No
As of February 29, 2008, the registrant had 36,293,018 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.
Documents Incorporated by Reference: None

PART I
Item 1. Business.
COMPANY INFORMATION
Organizational Structure
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that provides financial products and services to our member financial institutions. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System); our region, known as the Fifth District, comprises Kentucky, Ohio and Tennessee. The U.S. Congress created the FHLBank System in the Federal Home Loan Bank Act of 1932 (the Act) to improve liquidity in the U.S. housing market. Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own stockholders, employees, and Board of Directors. A GSE combines private sector ownership with public sector sponsorship. The FHLBanks are not government agencies, do not receive financial support from taxpayers, and are exempt from federal, state, and local taxation (except real property taxes). The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System.
The FHLBank System also includes the Federal Housing Finance Board (Finance Board) and the Office of Finance. The Finance Board is an independent agency in the executive branch of the U.S. government that has oversight and regulatory authority over the FHLBanks. The Office of Finance is a joint office of the District Banks established by the Finance Board to facilitate the issuing and servicing of the System’s debt securities (called Consolidated Obligations or Obligations).
In addition to being a GSE, the FHLBank is a cooperative institution. Private-sector financial institutions voluntarily become members of our FHLBank and purchase our capital stock in order to gain access to our products and services. Only our members can purchase capital stock. All Fifth District federally insured depository institutions and insurance companies that engage in residential housing finance and that meet standard eligibility requirements are permitted to apply for membership. By law, an institution is permitted to be a member of only one Federal Home Loan Bank, although a holding company through its subsidiaries may have memberships in more than one District Bank.
We require each member to purchase our capital stock as a condition of membership and we may require a member to purchase stock above the membership stock amount when utilizing our products or services. We issue, redeem, repurchase, and exchange capital stock only at its stated par value of $100 per share and, according to law, it is not publicly traded. Our Capital Plan is posted on our Web site at www.fhlbcin.com and described below.
The number and composition of members have been relatively stable in the last 10 years, between 730 and 760, with the number of new members generally offset by a similar number of exiting members due to mergers and acquisitions. Currently, there are relatively few Fifth District financial institutions eligible for membership that are not already members.
As of February 29, 2008, we had 186 full-time employees and 7 part-time employees. Our employees are not represented by a collective bargaining unit.
Mission and Corporate Objectives
Our FHLBank’s mission is to provide financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing for housing and community lending throughout the Fifth District. We achieve our mission through a unique cooperative business model. We raise private-sector capital from our member-stockholders and issue high-quality debt in the capital markets with other FHLBanks to provide members with competitive services—primarily a reliable, readily available, low-cost source of funds called

Advances—and a competitive return on their FHLBank capital investment through quarterly dividend payments. An important component of our mission is supporting members in their efforts to assist lower-income housing markets.
Our corporate objectives are to:
▪	operate safely and soundly, remain able to raise funds in the capital markets, and optimize our counterparty and deposit ratings;

▪	expand business activity with members;

▪	earn and pay a stable long-term competitive return on members’ capital stock;

▪	maximize effectiveness of contributions to Housing and Community Investment programs; and

▪	maintain an effective corporate governance process and organizational structure.
We manage these objectives collectively. The overarching requirement is to maintain our company’s safety and soundness and, therefore, we strive to maintain limited exposure to business, market, credit, and operational risks and to operate with ample liquidity and capitalization. We believe our business is financially sound, conservatively managed, and well capitalized on a risk-adjusted basis.
Our company’s cooperative ownership structure and the constant par value of stockholders’ capital investment mean that member stockholders derive value from two sources:
▪	the beneficial prices, terms, and characteristics of our products; and

▪	a competitive dividend return on their capital investment.
One of our key goals is to maximize the combined sources of membership value. This requires us to strike a balance between offering more attractively priced products, which tend to decrease our dividends, and increasing dividends, which tends to result from higher priced products. We believe members’ investment in our capital stock is comparable to investing in high-grade short-term, or adjustable-rate, money market instruments or in adjustable-rate preferred equity instruments. We structure our risk exposure so that earnings move in the same direction as changes in short-term market rates. Having relatively stable earnings measured against short-term market rates furnishes member stockholders a degree of predictability on their future dividend returns. There is normally a tradeoff between the level and stability of our stock returns, both in the near term and long term. One measure of our successful resolution of this tradeoff is that few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.
Business Activities
Our principal activity is making readily available, competitively priced and fully collateralized Advances to our members. Together with the issuance of collateralized Letters of Credit, Advances constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as portfolio investments. This program offers members a competitive alternative to the traditional secondary mortgage market. Together, these product offerings constitute our “Mission Asset Activity.”
In addition, through various Housing and Community Investment programs, we assist members in serving very-
low-, low-, and moderate-income housing markets and community economic development. These programs provide Advances at below-market rates of interest, direct grants and subsidies, and can help members satisfy their regulatory requirements under the Community Reinvestment Act. In contrast to our Mission Asset Activity, these programs normally generate no profits.
To a more limited extent, we also offer members various correspondent services that assist them in their administration of operations.
We invest in various highly rated debt and mortgage-related securities to help us achieve our mission. These investments furnish additional liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.

Our primary source of funding and liquidity is through participating in the issuance of the System’s debt securities—Obligations—in the capital markets. Obligations are the joint and several obligations of all 12 District Banks. A secondary source of funding is our capital. A critical component to the success of our operations is the ability to issue debt securities daily in the capital markets in a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR). We also execute cost-effective derivative transactions to help hedge market risk exposure. These abilities enable us to offer members a wide range of Mission Asset Activity and enable our members to access effectively the capital markets, through their activities with the FHLBank, in ways that they may be unable to do without our services.
The System’s comparative advantage in funding is due largely to its excellent credit ratings. Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign the System’s Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. These two rating agencies also assign the highest counterparty and deposit ratings available (triple-A) to our FHLBank. These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay timely principal and interest on their debt and that the debt is considered to be of the highest quality with minimal credit risk. Maintaining these ratings is vital to fulfilling our mission. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, any Obligation.
The agencies’ rationales for the System’s and our ratings include:
▪	the FHLBank System’s status as a GSE;

▪	the joint and several liability for Obligations;

▪	excellent asset quality;

▪	strong liquidity;

▪	conservative use of derivatives;

▪	adequate capitalization relative to our risk profile; and

▪	a permanent capital structure.
A security rating is not a recommendation to buy, sell or hold securities. A rating organization may revise or withdraw its ratings at any time, and each rating should be evaluated independently of any other rating. We cannot predict what future actions, if any, a rating organization may take regarding the System’s and our ratings.
Sources of Earnings
Our major source of revenue is interest income earned on Advances, loans under the Mortgage Purchase Program and investments. Our major items of expense are:
▪	interest expense paid on Consolidated Obligations and deposits;

▪	the requirement to pay 20 percent of annual net earnings to the REFCORP fund;

▪	costs of providing below-market-cost Advances and direct grants and subsidies under the Affordable Housing Program; and

▪	non-interest expenses (i.e., other expenses on the statements of income).

The largest component of earnings is net interest income, which equals interest income minus interest expense. We derive net interest income from three elements, each of which can vary over time with changes in market conditions, including most importantly interest rates, business conditions and our risk management activities:
▪	the difference between the interest yield earned on assets and the interest cost paid on liabilities;

▪	funding a portion of our interest-earning assets with our capital on which we do not pay interest; and

▪	leverage of capital with interest-earning assets.
The accounting principles generally accepted in the United States of America (GAAP) that are most relevant to our FHLBank are the following, which we discuss throughout this filing:
▪	Statement of Financial Accounting Standards (SFAS) No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91). This is also referred to as accounting for net amortization/accretion.

▪	SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities [as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB Statements No. 133 and 140 (SFAS 133)]. This is also referred to as accounting for derivatives.
Regulatory Oversight
An independent agency in the executive branch of the U.S. government, the Finance Board, supervises and regulates the FHLBanks. The Finance Board has five board members, each of which serves a seven-year term. The Finance Board’s sole support comes from assessments from the 12 FHLBanks. No tax dollars or other governmental appropriations fund the operations of the Finance Board or the FHLBanks. The Finance Board is charged with ensuring that each FHLBank:
▪	carries out its housing and community development finance mission;

▪	remains adequately capitalized;

▪	operates in a safe and sound manner; and

▪	complies with Finance Board Regulations.
To carry out these responsibilities, the Finance Board conducts annual on-site examinations of each FHLBank, as well as periodic on- and off-site reviews. Regulations prohibit the public disclosure of examination results. Each FHLBank must submit monthly information on its financial condition and operating results. Penalties for non-compliance with Finance Board Regulations are at the discretion of the agency. While each FHLBank has substantial discretion in governance and operational structure, the Finance Board maintains broad supervisory authority over the FHLBanks. Additionally, the Comptroller General has authority to audit or examine the Finance Board and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.
BUSINESS SEGMENTS
We have identified two business segments to manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity: Traditional Member Finance and the Mortgage Purchase Program. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLBank. See the “Segment Information” section of “Results of Operations” in Item 7. and Note 17 of the Notes to Financial Statements for more information on our business segments including their results of operations.

Traditional Member Finance
Credit Services
Features. Advances provide members competitively priced sources of funding and asset/liability management tools. They are alternatives to retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient and fast access to funds for our members, which we believe is a major benefit of Advances. Because of our ample liquidity and because a member must have in place approved applications and processes, including adequate collateral, before it can borrow from us, in most cases members can access funds on a same-day basis. Each member must supply us with a security interest in eligible collateral worth more than 100 percent of its Advances outstanding. Collateral is composed primarily of high quality loans in accordance with our regulations and procedures. We believe that the combination of our conservative collateral policies and robust risk-based credit underwriting activities effectively mitigates credit risk associated with Advances. We have never experienced a credit loss on Advances.
Letters of Credit are collateralized contractual commitments we issue on our members’ behalves to guarantee their performance to third parties. A Letter of Credit obligates us, if required under the terms of the contract, to make direct payments to a third party. In this case, it is treated as an Advance to the member. The most popular use of Letters of Credit is as collateral supporting public unit deposits. Public unit deposits are deposits held by governmental units at financial institutions. Our Letters of Credit have a triple-A rating because of our triple-A long-term credit ratings. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized.
We currently price more than 17 standard Advance programs every business day. We may also offer customized, non-standard Advances that fall under one of the standard programs. Having diverse programs gives members the flexibility to choose and customize their borrowings according to the features listed below (among others).
▪	size: from $1 to a maximum amount limited by a member’s collateral requirements and borrowing capacity, by our capital leverage requirements, and by our available liquidity;

▪	final maturity: from overnight to 30 years;

▪	interest rate: fixed-rate or adjustable-rate coupons;

▪	coupon payment frequency;

▪	interest rate index on adjustable-rate coupons;

▪	rate reset for adjustable-rate Advances: monthly, quarterly, or other;

▪	prepayment ability: no, partial, or full prepayment options, some of which involve a fee;

▪	principal paydown: with no, partial, or full amortization of principal; and

▪	interest rate or other options embedded in Advances.
In addition, we offer various other more complex option-based programs, which may be classified under LIBOR Advances or Putable Advances. We constantly evaluate member needs to provide the type of funding they desire.
Advance Programs. The primary outstanding Advance programs are Repurchase Based Advances (REPO Advances), LIBOR Advances, Regular Fixed-Rate Advances, Putable Advances, Convertible Advances, and Mortgage-Related Advances. Besides these, we offer several other smaller Advance programs. There are generally no minimum size requirements for Advances except for REPO Advances, which have a minimum size of $15 million.
REPO Advances are structured like repurchase agreements from investment banks, with one principal difference. Members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as they do in a repurchase agreement. REPO Advances have fixed rates of interest and short-term maturities from one day up to one year, with principal and interest paid at maturity. A majority of REPO Advances outstanding tend to have overnight maturities.
LIBOR Advances have adjustable interest rates typically priced off 1- or 3-month LIBOR indices. Generally, prepayment in full at LIBOR repricing dates is permitted without a fee.

Regular fixed-rate Advances have terms of three months up to 30 years, with interest normally paid monthly and principal repayment normally at maturity. They have no options.
At the beginning of 2006, we stopped making new Convertible Advances and began offering Putable Advances. The difference between a Convertible Advance and a Putable Advance is that the former provides us an option to convert the Advance to a LIBOR Advance, while the latter provide us an option to terminate the Advance. In one version of the Putable Advance program, the member sells us options that permit, but do not require, us to terminate the Advance before its stated final maturity. If we exercise this option, we may offer a replacement Advance, subject to our normal lending requirements. In another version, we have the option to terminate the Advance only if LIBOR exceeds a level specified in the Advance contract. The Putable Advance program enables members to choose the frequency of the dates on which we may terminate the Advance. Selling us these options enables members to secure lower rates on Putable Advances compared to Regular Fixed-Rate Advances with the same final maturity.
Mortgage-Related Advances are fixed rate, amortizing Advances with final maturities of 5 to 30 years. Members structure amortization and prepayment schedules that may be similar to those of residential mortgage loans. We offer two basic prepayment structures for which we do not charge prepayment fees. The first structure is an annual constant prepayment rate, which establishes a fixed and required principal paydown schedule. The second structure permits the member, at its option, to repay principal, once annually, above the scheduled amortization based on actual annualized prepayment speeds experienced on specified 15-year or 30-year current-coupon mortgage-backed securities from Fannie Mae and Freddie Mac. The reference securities are established on the Advance’s trade date. For each structure, members can prepay additional principal subject to our standard applicable prepayment fees (see the next paragraph).
Advance Prepayment Fees. For many Advance programs, Finance Board Regulations require us to charge members prepayment fees for early termination of principal when the early termination results in an economic loss to us. We do not charge prepayment fees on certain short-term Advance programs and under the prepayment structures described above for Mortgage-Related Advances. We do not permit principal prepayments on a few Advance programs, such as REPO Advances.
We determine prepayment fees using standard present-value calculations that make us economically indifferent to the prepayment. The prepayment fee equals the net profit, measured in the value of today’s dollar, that we would have earned over the remaining life of the prepaid Advance. If a member prepays principal on an Advance that we have hedged with an interest rate swap, we may also assess the member a fee to compensate us for the cost we may incur for terminating the swap before its stated final maturity.
Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year’s regulatory income. See Note 13 of the Notes to Financial Statements for a complete description of the Affordable Housing calculation. This assessment is mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). The actual disbursement of monies related to these programs has no impact on earnings over and above the initial recording of the expense.
The Affordable Housing Program consists of the Competitive Program and a homeownership set-aside program called the Welcome Home Program. Under the Competitive Program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in semiannual offerings. Under the Welcome Home Program, funds are available beginning in March until they have been committed. Members use Welcome Home to assist very low-, low-, and moderate-income families with the down payment and closing costs associated with home purchases. Under both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. For 2008, up to 30 percent of the accrual will be set aside for the Welcome Home Program and the remainder allocated to the Competitive Program.
Two other housing programs that fall outside the auspices of the Affordable Housing Program are the Community Investment Program and the smaller Economic Development Advance Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds plus three basis points. Members use the Community Investment Program primarily to fund housing and, under certain conditions, community economic development projects, while they use Economic Development Advances exclusively for economic development projects.
Finally, over the last several years, the Board has allocated funds to the American Dream Homeownership Challenge program. These voluntary contributions are over and above any regulatory mandated programs. This grant program was established in 2003 to provide funds through our members to increase homeownership by minorities and those with special needs. It was expanded in 2007 to include assistance to families displaced by natural disasters. The Board reviews this program annually to determine the amount to be funded, if any.
Investments
We invest in short-term unsecured money market instruments and longer-term unsecured mortgage-related securities. Finance Board Regulations and our Financial Management Policy specify general guidelines for and relatively tight constraints on the types, amounts, and risk profile of investments we are permitted to hold and on the maximum amount of credit risk exposure we are permitted to have to eligible counterparties. We attempt to ensure our investment purchases have a degree of market risk and credit risk consistent with our public sponsorship GSE status. We are permitted to invest only in the securities of counterparties with high credit ratings. As a result of our prudent investment policies and practices, we believe all of our investments are of high credit quality.
For short-term money market instruments, we are permitted to purchase overnight and term Federal funds, certificates of deposit, bank notes, bankers’ acceptances, and commercial paper. For longer-term investments, we are permitted to purchase:
▪	debt securities issued by the U.S. government or its agencies;

▪	mortgage-backed securities and collateralized mortgage obligations supported by mortgage securities (together, mortgage-backed securities) and issued by government-sponsored enterprises or private issuers;

▪	asset-backed securities collateralized by manufactured housing loans or home equity loans and issued by government-sponsored enterprises or private issuers; and

▪	marketable direct obligations of certain government units or agencies (such as state housing finance agencies) that supply needed funding for housing or community lending.
Each security in the last three categories must, on its purchase date, be rated Aaa by Moody’s or AAA by Standard & Poor’s. Our total investment in mortgage-backed securities and asset-backed securities may not exceed, on a book value basis, 300 percent of our previous month-end regulatory capital on the day we purchase the securities. Our investment in marketable direct obligations may not exceed 25 percent of our regulatory capital. We are not permitted to purchase, among other securities, most common stocks, instruments issued by non-U.S. entities, debt instruments that are non-investment grade on their trade dates, and interest-only and principal-only stripped securities.
We have never purchased any asset-backed security, have not purchased any adjustable-rate mortgage-backed security in the last ten years, and have historically limited (by decision, not policy) our purchases of private-issued mortgage-backed securities to a small percentage of our total mortgage-backed securities. We believe these types of securities historically have tended to provide a less favorable risk/return tradeoff (including credit risk) than the kinds of mortgage-backed securities we have purchased.

The investment portfolio assists us in four ways in achieving our corporate objectives:
▪	Liquidity management. Investments, especially money market investments, help us manage liquidity. We may be able to transform investments to cash without a significant loss of value. They also support our ability to issue most Advances on the same day members request them. For further information, see the “Liquidity” section below.

▪	Earnings enhancement. The investments portfolio assists with earning a competitive capital return, which enhances the value of membership, members’ preferences to hold excess capital stock to support Mission Asset Activity, and our commitment to Housing and Community Investment.

▪	Market risk management. Short-term money market investments help stabilize earnings because they typically earn a “locked in” match-funded spread with little market risk.

▪	Support of housing market. Investment in mortgage-backed securities and state housing finance agency bonds directly supports the residential mortgage market by providing capital and financing for, and management of, the liquidity, interest rate and options risks inherent in mortgages.
Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, that enable depositors to invest idle funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest as well as the level of short-term interest rates. Deposits have represented a small component of our funding in recent years, typically between one and two percent of our funding sources.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
Features of the Mortgage Purchase Program
Finance Board Regulations permit the FHLBanks to purchase and hold specified mortgage loans from their members. Our FHLBank offers the Mortgage Purchase Program, with two products: qualifying conforming fixed-rate conventional 1-4 family residential loans, and residential mortgages fully guaranteed by the Federal Housing Administration (FHA). We refer to members approved to sell us loans as Participating Financial Institutions (PFIs). We are permitted to purchase qualifying mortgage loans originated within any state or territory of the United States, although we currently do not purchase loans originated in New York, Massachusetts, Maine, Rhode Island or New Jersey due to features of those states’ Anti-Predatory Lending laws that are less restrictive than we prefer. We do not use any trust or intermediary to purchase mortgage loans from members.
A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. The Office of Federal Housing Enterprise Oversight (OFHEO) establishes the amount each year, based on Finance Board data published on average home prices. For 2008 the amount is $417,000, the same as for 2007 and 2006, although there is a legislative proposal on the table to raise the amount for 2008. A “conventional” mortgage refers to a non-government-guaranteed mortgage.
We hold purchased mortgage loans on our balance sheet and account for them as Mortgage Loans Held for Portfolio. Finance Board Regulations do not authorize us to sell these loans, either directly or by securitization. If we wanted to do so, we would need to obtain Finance Board approval as a new business activity. Although we have considered the feasibility and economic benefits of selling Program loans to help manage market risk, we currently have no plans to request the authority to do so.
The Mortgage Purchase Program directly supports our public policy mission of supporting housing finance. By selling mortgage loans to us, members can increase their balance sheet liquidity and reduce their interest rate and mortgage prepayment risk. Our Program, along with similar programs at other FHLBanks, promotes a greater degree of competition among mortgage investors. It also enables small and medium-sized community-based financial institutions to use their existing relationship with us to participate more effectively in the secondary mortgage market. Finally, the Program enhances our long-term profitability on a risk-adjusted basis, which augments the return on member stockholders’ capital investment.

Loan Purchase Process
We negotiate a Master Commitment Contract with each PFI, in which the PFI agrees to make every attempt to sell us a specific dollar amount of loans over a nine-month period. We purchase loans pursuant to a Mandatory Delivery Contract, which is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices. Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail to us including underwriting information. We apply procedures designed to screen out loans that do not comply with our policies. If the loan information satisfies the Master Commitment Contract, the Mandatory Delivery Contract and our underwriting guidelines, we will purchase the loans on the settlement date by placing funds into the PFI’s demand deposit account at our FHLBank.
Sharing of Activities and Risks
A unique feature of the Mortgage Purchase Program is that it separates the various activities and risks associated with residential mortgage lending. We manage interest rate risk (including prepayment risk), liquidity risk and financing of the loans. PFIs manage marketing, originating and, in most cases, servicing. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). PFIs do not pay us a guarantee fee to transfer credit risk on conventional loans, because they retain most of the responsibility for managing and bearing that risk. We have no credit risk exposure on FHA loans. The Program has a feature, called the Lender Risk Account, under which PFIs are eligible to receive payments from us for managing credit risk. The Lender Risk Account helps protect us against credit risk because actual loan losses are deducted against the amount we ultimately pay the PFI.
Our primary mitigation of credit risk exposure in the Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. The credit enhancements, listed in order of priority, include:
▪	primary mortgage insurance (when applicable);

▪	the Lender Risk Account (for conventional loans); and

▪	Supplemental Mortgage Insurance (for conventional loans) that the PFI purchases from one of our two third party providers naming us the beneficiary.
The totality of these credit enhancements protects us against credit risk exposure on each conventional loan down to approximately a 50 percent “loan-to-value” level, which means that the loan’s current value (observed from a sale price or appraisal) can fall to half of its value at the time the loan was made. Because of these credit enhancements, we believe our exposure to credit risk on conventional loans purchased in the Mortgage Purchase Program is de minimis. We have never experienced credit losses on any of our acquired mortgage loans, nor have our Supplemental Insurance providers.
Earnings from the Mortgage Purchase Program
We generate earnings in the Program from monthly interest payments. Interest income on each loan is computed as the mortgage note rate multiplied by the loan’s principal balance:
▪	minus servicing costs (which equal 0.25 percent for conventional loans and 0.44 percent for FHA loans and which are retained by the servicer of the loan);

▪	minus the cost of Supplemental Mortgage Insurance (required for conventional loans only);

▪	adjusted for the amortization of purchase premiums or the accretion of purchase discounts; and

▪	adjusted for the amortization or the accretion of fair value adjustments of commitments.
We consider the cost of the Lender Risk Account and Supplemental Mortgage Insurance when we set conventional loan prices and when we evaluate the Program’s expected return. The pricing of each structure depends on a number of factors and is PFI specific. We do not receive any fees for retaining the risk of losses in excess of the credit enhancements.

CONSOLIDATED OBLIGATIONS
Features
Our primary source of funding is through participation in the sale of FHLBank System debt securities, called Consolidated Obligations. Obligations are the unsecured joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. An FHLBank may not issue individual debt securities without Finance Board approval. There are two types of Obligations: Consolidated Bonds (Bonds) and Consolidated Discount Notes (Discount Notes).
We participate in the issuance of Bonds for three purposes:
▪	to acquire liquidity;

▪	to finance and hedge intermediate- and long-term fixed-rate Advances and mortgage assets; and

▪	to finance and hedge short-term, LIBOR-indexed adjustable-rate Advances, and swapped Advances, typically by synthetically transforming fixed-rate Bonds to adjustable-rate LIBOR funding through the execution of interest rate swaps.
Bonds may have fixed or adjustable (variable) rates of interest. Fixed-rate Bonds are either noncallable or callable and a few have amortizing features and prepayment speeds that repay principal according to a standard mortgage reference pool. Most of our Bonds have fixed rates. Generally our adjustable-rate Bonds use LIBOR for interest rate resets. In the last three years, we have not issued step-up Bonds, range Bonds, zero coupon Bonds or other similarly complex instruments.
The maturity of Bonds typically ranges from one year to 20 years, although there is no statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also have a TAP Issue Program for fixed-rate, noncallable (bullet) Bonds using specific maturities that may be reopened daily during a 3-month period through competitive auctions. The goal of the TAP Issue Program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.
We participate in the issuance of Discount Notes to fund short-term Advances, adjustable-rate Advances, swapped Advances, short-term money market investments, and a portion of longer-term fixed-rate assets. Discount Notes have maturities from one day to one year. They are sold at a discount and mature at par. Historically, most of ours have had maturities of three months or less. Discount Notes are offered daily through a selling group or regularly scheduled competitive auctions. After issuance, Discount Notes are often traded in a liquid secondary market through securities dealers and banks.
Many Obligations are issued with the participating FHLBank(s) concurrently entering into interest rate exchange agreements with approved counterparties. No underwriter has a large concentration of issuance volume.

Pricing of Consolidated Obligations
The interest rates and prices at which the FHLBank System is able to issue Obligations, and their interest cost relationship to other products such as U.S. Treasury securities and LIBOR, change frequently. Although the cost of issuing debt has been volatile, there has not been a consistent trend in recent years impeding or enhancing the FHLBanks’ ability to issue debt. Interest costs are affected by a multitude of factors including (but not limited to) the following:
▪	overall economic conditions;

▪	credit ratings of the FHLBank System;

▪	investor demand and preferences for our debt securities;

▪	the level of interest rates and the shape of the U.S. Treasury curve and the LIBOR swap curve;

▪	the supply, volume, timing, and characteristics of debt issuances by the FHLBanks, U.S. Treasury, other GSEs, and other highly rated issuers;

▪	the volatility of market prices and interest rates;

▪	political events, including legislation and regulatory action;

▪	interpretations of market events and issuer news;

▪	actions by the Federal Reserve Board;

▪	the presence of inflation or deflation; and

▪	currency exchange rates.
Regulatory Aspects
Finance Board Regulations govern the issuance of Consolidated Obligations. The Office of Finance services Obligations and prepares the FHLBank System’s quarterly and annual combined financial statements, serves as one source of information for the FHLBanks on capital market developments, and administers the Resolution Funding Corporation (REFCORP) and the Financing Corporation (FICO), two corporations established by Congress to provide funding for the resolution and disposition of insolvent savings institutions.
We have the primary liability for our portion of Obligations, i.e., those issued on our behalf for which we receive the proceeds. However, we also are jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all Obligations. If we do not pay the principal or interest in full when due on any Obligation issued on our FHLBank’s behalf, we are prohibited from paying dividends or redeeming or repurchasing shares of capital stock. If an FHLBank were unable to repay its participation in an Obligation for which it is the primary obligor, each of the other FHLBanks could be called on to repay all or part of the Obligation, as determined by the Finance Board based on a general framework.
The Finance Board has never required an FHLBank to make a payment on an Obligation on behalf of another FHLBank. However, if it did, the paying FHLBank(s) would be entitled to reimbursement from the non-complying FHLBank. If the Finance Board were to determine that the non-complying FHLBank was unable to satisfy its reimbursement obligations, the Finance Board could allocate the outstanding liability among the remaining FHLBanks on any basis it might determine.
LIQUIDITY
Our primary source of cost-efficient long-term liquidity under normal operating environments is through our participation in the issuance of Obligations. The FHLBank System is one of the largest sellers of debt in the worldwide capital markets and has historically enjoyed issuance flexibility across a wide range of liquid structures at relatively favorable spreads to benchmark market interest rates. Capital stock is another source of liquidity. Our liquidity requirements are significant because the dollar volatility of Advance balances is high and many Advances have short-term maturities. We regularly monitor the magnitude of liquidity risks and determine the sources of investments and cash available to meet statutory and regulatory liquidity requirements.

Besides proceeds from debt issuances, our sources of liquidity include cash, maturing Advances and investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Additionally, under certain circumstances, the U.S. Treasury may acquire up to $4 billion of the FHLBank System’s Obligations. Although this has never happened, if it did, the terms, conditions, and interest rates would be determined by the Secretary of the Treasury.
Uses of liquidity include maturities and calls of Obligations, issuances of new Advances, purchases of loans under the Mortgage Purchase Program, purchases of investments, and payments of interest.
Money market investments assist in liquidity management by enabling us to easily transform assets to cash without a significant loss of value. Maintaining a money market investment portfolio also helps us participate in attractively priced debt, on an opportunistic basis. We can temporarily invest proceeds from debt issuances in short-term liquid assets and quickly access them to fund demand for Mission Asset Activity as needed, rather than having debt issuances dictated solely by the timing of member demand. In addition, the investment portfolio provides a source of cash to meet potential Advance demand during periods of market volatility when it may not be advantageous or possible to participate in new debt issuances.
The availability of liquidity from our money market investment portfolio is particularly important in managing the volatility in REPO Advance balances. Most REPO balances have overnight maturities, whereas their funding tends to be concentrated in Discount Notes with maturities longer than overnight. REPO balances tend to fluctuate substantially on a daily basis. When they increase, we use maturities of money market investments to assist in providing funding and liquidity; when they decrease, money market investments can absorb the paydowns until the related term Discount Notes mature.
CAPITAL RESOURCES
Capital Plan
Basic Characteristics
The Gramm-Leach-Bliley Act of 1999 (GLB Act) and related Finance Board Regulations established a new capital structure for the FHLBanks, which replaced the legislative capital structure that had been in place since the founding of the FHLBank System in 1932. The Finance Board approved our Capital Plan in November 2002, and we converted to our new capital structure on December 30, 2002. See Note 15 of the Notes to Financial Statements for more information on our Capital Plan.
The GLB Act authorizes us to have either one or two classes of stock. Each class may have sub-classes. Class A stock is conditionally redeemable with a member’s six-month written notice, and Class B stock is conditionally redeemable with a member’s five-year written notice. We offer only Class B stock.
Our Capital Plan permits us to issue shares of capital stock only under the following circumstances:
▪	as required for an institution to become a member or maintain membership;

▪	as required for a member to capitalize certain Mission Asset Activity;

▪	to pay stock dividends; and

▪	to pay interest on mandatorily redeemable capital stock.
Under Finance Board Regulations, regulatory capital is composed of all capital stock (including stock classified as mandatorily redeemable), retained earnings, general loss allowances, and other amounts from sources the Finance Board determines are available to absorb losses. We currently do not have amounts in the last two items. Under the GLB Act, permanent capital stock, which is deemed to be available to absorb financial losses, equals only Class B stock plus retained earnings.

GAAP capital excludes mandatorily redeemable capital stock (i.e., SFAS 150 capital stock), while regulatory capital includes it. We account for SFAS 150 capital stock as a liability on our Statements of Condition and account for related dividend payments as interest expense. The classification of some capital stock as a liability has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Obligations. SFAS 150 capital stock is fully available to absorb losses until the stock is redeemed or repurchased. See Note 15 of the Notes to Financial Statements for more discussion of SFAS 150.
We must satisfy three regulatory capital requirements.
▪	We must maintain at least a 4.00 percent minimum regulatory capital-to-assets ratio.

▪	We must maintain at least a 5.00 percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all of our stock is Class B stock, this requirement is automatically met if we meet the 4.00 percent unweighted capital requirement.

▪	We are subject to a risk-based capital rule, as discussed in the “Risk-Based Capital Regulatory Requirements” section of Item 7.’s “Quantitative and Qualitative Disclosures About Risk Management.” Only permanent capital is permitted to satisfy the risk-based capital requirement.
Membership Stock, Activity Stock, Excess Stock, and Cooperative Capital
Our Capital Plan ties the amount of each member’s required capital stock to both the amount of the member’s assets (membership stock) and the amount and type of its Mission Asset Activity with us (activity stock). Membership stock is required to become a member and maintain membership and currently ranges from 0.03 percent to 0.15 percent of each member’s total assets. A member may be required to hold and purchase activity stock to capitalize its Mission Asset Activity, as described below. A member cannot use the same stock for both membership and activity purposes.
For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments (GFR), and the principal balance of loans and commitments in the Mortgage Purchase Program that occurred after implementation of the Capital Plan. Note that this differs from the definition of Mission Asset Activity used in other areas of this document to describe our business activity with stockholders: the Capital Plan definition includes GFR and excludes Letters of Credit as Mission Asset Activity, while in other areas of this document Mission Asset Activity excludes GFR and includes Letters of Credit.
The FHLBank must capitalize all Mission Asset Activity with capital stock at a rate of at least four percent. Capital for Mission Asset Activity is provided from existing activity stock, existing excess stock as described below, and new purchases of stock. When the FHLBank has excess stock, we are normally able to capitalize additional Mission Asset Activity with this excess stock instead of requiring stock purchases. Each member must maintain an amount of Class B activity stock within the range of minimum and maximum percentages for each type of Mission Asset Activity. The current percentages, which have been in effect since the implementation of the Capital Plan, are as follows:

Mission Asset Activity	Minimum Activity Percentage	Maximum Activity Percentage

Advances	2%	4%

Advance Commitments	2	4

Mortgage Purchase Program	0	4
If a member owns more stock than is needed to satisfy the membership stock requirement and the maximum activity stock percentage for each Mission Asset Activity type, the remaining stock is designated as the member’s excess capital stock. We are permitted to repurchase excess capital stock at any time, subject to the terms and conditions of the Capital Plan. To maintain compliance with our capital regulations, we may adjust the percentage range of the membership stock requirement and/or activity stock requirements. Any change to the activity stock requirement applies only prospectively to new Mission Asset Activity.

The Capital Plan permits each member, within constraints, to use its own excess capital stock to capitalize its additional Mission Asset Activity. In this case, we re-allocate such stock from excess capital stock to activity stock for that member, at the maximum percentage rate (defined in the table above) in effect at the time. The re-allocation decreases excess capital stock and increases activity stock, for both the member and the FHLBank.
After a member capitalizes its Mission Asset Activity with all of its own excess stock, the Capital Plan normally permits the member to capitalize additional Mission Asset Activity with excess stock owned by other members, instead of having to purchase new stock. This essential feature, called “cooperative capital,” enables us to more efficiently utilize our capital stock. A member’s use of cooperative capital reduces the ratio of its activity stock to its Mission Asset Activity by the maximum percentage for each type of Mission Asset Activity. The Capital Plan currently limits each member’s use of cooperative capital in two ways:
▪	The member must maintain its ratio of activity stock to Mission Asset Activity to at least the minimum allocation percentage identified in the table above. Once the member’s ratio falls to the minimum, it must capitalize additional Mission Asset Activity with a purchase of new capital stock in an amount at least equal to the minimum percentage for each type of Mission Asset Activity. Under the Plan’s current terms, a PFI has no stock purchase requirement for the Mortgage Purchase Program (unless it reaches the limit discussed below) because its minimum activity percentage is zero.

▪	It cannot use more than $100 million of cooperative capital. Once a member reaches this limit, it must capitalize additional Mission Asset Activity with a purchase of new capital stock at the maximum allocation percentage for each type of Mission Asset Activity. This limit was changed prospectively from $200 million effective March 10, 2008 as discussed in the “Business Related Developments” section of Item 7.
Benefits of the Capital Plan
The Capital Plan enables us to efficiently obtain new stock to capitalize asset growth, thus maintaining an adequate capital-to-asset ratio. It also permits us, at our option, to repurchase capital stock in a timely and prudent manner when Mission Asset Activity contracts, thus maintaining an adequate level of profitability. The concept of “cooperative capital” better aligns the interests of heavy users of our products with light users by enhancing the dividend return.
We believe the GLB Act strongly promotes the adequacy of our capital to absorb financial losses in three ways, which combine to give member stockholders a clear incentive to require us to minimize our risk profile:
▪	the five-year redemption period for Class B stock;

▪	the option we have to call on members to purchase additional capital if required to preserve safety and soundness; and

▪	the limitations on our ability to honor requested redemptions of capital if we are at risk of not maintaining safe and sound operations.
Prior to 2007, “cooperative capital” had enabled us to continue our long time historical practice of paying dividends with additional shares of stock rather than in cash. We believe paying stock dividends enables members to have more flexibility in managing the amount of their capital investment in our FHLBank in the context of their business needs. Under a Finance Board capital rule effective on January 29, 2007, if the sum of each member’s excess capital stock exceeds one percent of our total assets, we are not permitted to pay dividends in the form of additional shares of stock. For more discussion, see the “Business Related Developments” section of “Executive Overview” in Item 7.
Retained Earnings
Retained earnings are important to protect members’ capital stock investment against the risk of impairment and to enhance our ability to pay stable dividends when current earnings are volatile. Impairment risk is an extreme case of earnings instability in which losses could exceed the amount of our retained earnings for a period of time determined to be other than temporary. Severe earnings losses could force members to recognize impairment and write down the par value of their capital stock investment in our FHLBank.

We have a Retained Earnings Policy adopted by our Board of Directors. The Policy assesses a range for the amount of retained earnings needed to mitigate impairment risk and augment dividend stability in light of all the risks we face. The current Retained Earnings Policy establishes a range of adequate retained earnings of $125 million to $250 million. At the end of 2007, our retained earnings were $286 million.
RISK MANAGEMENT
Our company faces various risks that could affect the ability to achieve our mission and corporate objectives. These include business risk, market risk (also referred to as interest rate risk), credit risk, liquidity risk, and operational risk. Our Board of Directors is required to monitor, oversee, and control all risks and to establish corporate objectives regarding risk tolerances and financial performance expectations. The Board delegates day-to-day responsibility for managing and controlling these risks to senior management. The framework within which we manage risk has two general categories:
▪	We have numerous Board-adopted policies that address business, market, credit, liquidity, and operational risks. These policies establish risk tolerances and limits, must comply with all Finance Board Regulations, and are designed to achieve continuing compliance with safe and sound operations. Our Risk Management Policy requires senior management to perform annually, in writing, a thorough assessment of all material risks, which our Board of Directors reviews.

▪	We have a Board-adopted Strategic Business Plan that describes how our business activities will achieve our mission and corporate objectives.
Our policies and the Strategic Business Plan are intended to ensure limited risk exposures from ongoing operations in the following broad ways:
▪	by anticipating potential business risks and appropriate responses;

▪	by defining permissible lines of business;

▪	by limiting the kinds of assets we are permitted to hold and the kinds of hedging and financing arrangements we are permitted to use;

▪	by limiting the amount of our risk exposure; and

▪	by requiring strict adherence to internal controls, adequate insurance coverage, and comprehensive Human Resources policies, procedures, and strategies.
We have an active process of managing our risk exposures on an enterprise-wide basis through regular formal meetings of several groups. These include the Asset Liability Management Committee, the Disclosure Committee, the Financial and Correspondent Services Committee, the Business Resumption and Contingency Planning Committee, and the Information Technology Steering Committee. We also manage risk via regular reporting to and discussion with the Board of Directors, as well as via continuous discussion and decision-making among key personnel across the FHLBank. In early 2007, the Board of Directors approved and filled a new senior staff position, Chief Risk Officer, to strengthen our enterprise-wide risk management.
After applying our controls and management, we believe that we have the most remaining risk to changes in business events and market conditions and that our remaining exposures to credit risk and operational risk are minimal. However, we recognize that, although the probability of experiencing a significantly material credit or operational risk event is very low, if one were to occur, it could materially harm our financial condition and results of operations.

Business risk is the potential adverse impact on achievement of our mission and corporate objectives resulting from external factors over which we have limited influence or control. Business risk primarily arises from the following factors:
▪	competitive forces;

▪	the concentration of Mission Asset Activity and capital among a few members;

▪	unfavorable changes in the financial services industry, including mergers and consolidations;

▪	changes in accounting principles, rules or interpretations; and

▪	changes in the regulatory, political and legislative environments.
We believe business risk is more difficult to manage than market risk because of the inherent uncertainty of predicting external factors that affect our business. Many of management’s day-to-day activities focus on assessing, evaluating, and responding to business risk. We attempt to mitigate business risk through an extensive strategic planning process and ongoing monitoring of and responding to external activities and events.
Market risk is the potential adverse impact on our corporate objectives from fluctuations in both the economic value of our capital and future earnings that could occur from unexpected changes in the market environment (most importantly interest rates) and our business operations. Detailed discussion of market risk is in Item 7.’s “Quantitative and Qualitative Disclosures About Risk Management.”
USE OF DERIVATIVES
Finance Board Regulations and our Financial Management Policy establish guidelines for our execution and use of derivative transactions. Permissible derivatives include interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts executed as part of our market risk management and financing. We are prohibited from trading in or the speculative use of these instruments and have limits on the amount of credit risk to which we may be exposed from derivatives. Most of our derivatives activity involves interest rate swaps. We account for all derivatives at their fair values in accordance with SFAS 133.
As with our participation in debt issuances, derivatives help us hedge market risk associated with Advances and mortgage commitments. Derivatives also help us intermediate between the preferences of capital market investors for long-term, fixed-rate debt securities and the preferences of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and transacting an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances.
The most common ways we use derivatives are to:
▪	preserve a favorable interest rate spread between the yield of an asset and the cost of the supporting Obligation(s), when the characteristics of the asset and liability are not similar, as explained above;

▪	reduce funding costs by executing a derivative concurrently with the issuance of Bonds;

▪	hedge below-market rates on Advances (e.g., Putable and Convertible Advances) for which our members have sold us options that are embedded within the Advances;

▪	hedge the market risk exposure of options we have sold that are embedded within Advances;

▪	hedge Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management; and

▪	hedge market risk associated with commitment periods of Mandatory Delivery Contracts in the Mortgage Purchase Program.

Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing earnings volatility, including volatility from the use of derivatives. Accordingly, our strategy is to execute derivatives that we expect both to be highly effective hedges of market risk exposure and to receive fair value hedge accounting treatment under SFAS 133. Therefore, our use of derivatives has historically created a small amount of GAAP earnings volatility.
In this context, we have not executed derivatives, nor do we currently plan to do so, to hedge market risk exposure outside of specifically identified assets or liabilities or to hedge the market risk of mortgage assets, except for the commitment period of loans in the Mortgage Purchase Program. We believe that the economic benefits of using derivatives to hedge at the level of the entire balance sheet instead of individual instruments, or to hedge mortgage assets (except commitment periods), would generally be less than the increased hedging costs and risks, which include potentially higher earnings volatility.
COMPETITION
Numerous economic and financial factors influence the competition for Advance lending to members. The most important factor that affects Advance demand is the general availability of competitively-priced local retail deposits, which most members view as their primary funding source, in amounts and maturity structures that satisfy members’ funding needs. Both small and large members typically have access to brokered deposits, repurchase agreements and public unit deposits, each of which presents competitive alternatives to Advances. Larger members typically have greater access to other competitive sources facilitated via the national and global credit markets, such as subordinated debt, interbank loans, covered bonds, interest rate swaps, bank notes, and commercial paper.
The holding companies of some of our large asset members have membership(s) in other FHLBanks through affiliates chartered in another FHLBank district. Others could initiate memberships in other FHLBank districts. The competition among FHLBanks for the business of multiple-membership institutions is similar to the competition the FHLBanks have with other wholesale lenders and other mortgage investors. We compete with other FHLBanks on the offerings and pricing of Mission Asset Activity, earnings and dividend performance, collateral policies, capital plans, and members’ perceptions of our relative safety and soundness. Some members may also evaluate the actual or perceived benefits of diversifying business relationships among FHLBank memberships. We regularly monitor, to the extent possible, these competitive forces among the FHLBanks.
The primary competitors for loans under the Mortgage Purchase Program are other housing GSEs, government agencies (Ginnie Mae), other FHLBanks, and private issuers. We compete primarily based on price, products, and services. Fannie Mae and Freddie Mac in particular have long-established and efficient programs and are the dominant purchasers of residential conforming fixed-rate conventional mortgages. In addition, a number of private financial institutions have well-established securitization programs.
For debt issuance, the FHLBank System competes with issuers in the national and global debt markets, including most importantly the U.S. Government and other GSEs. Competition involves, but is not limited to, the following factors:
▪	interest rates offered on debt;

▪	the market’s perception of the credit quality of the issuing institutions;

▪	the market’s perception of the liquidity of debt;

▪	the types of debt structures offered;

▪	the effectiveness of marketing; and

▪	the ability to execute various debt structures to meet investors’ needs.

TAXATION
We are exempt from all federal, state, and local taxation other than real property taxes. However, we are obligated to make payments to REFCORP equal to 20 percent of net earnings after operating expenses and the Affordable Housing Program expense, but before charges for REFCORP. Currently, the combined assessments for REFCORP and the Affordable Housing Program are the equivalent of a 26.7 percent effective annualized net tax rate. Despite our tax exempt status, any cash dividends we issue are taxable dividends to the members and do not benefit from the corporate dividends received exclusion. See Notes 1, 13, and 14 of the Notes to Financial Statements for additional details regarding the Affordable Housing Program and REFCORP assessments.
Item 1A. Risk Factors.
The following discussion summarizes the important risks we believe we face. The realization of one or more of the risks could negatively affect our business operations, financial condition, and/or results of operations, with various potential results including:
▪	dividend rates could become uncompetitive;

▪	the amount of Mission Asset Activity could decrease;

▪	our ability to continue to raise liquidity through participation in debt issuance could be impaired;

▪	stockholders could request redemption of a portion of their capital or request withdrawal from membership (both referenced herein as “request withdrawal of capital”);

▪	stockholders could have their capital stock investment designated as an impaired asset on their financial statements;

▪	members could have reduced access to competitively priced Mission Asset Activity; and

▪	debt investors could face an increased risk of not receiving their principal and/or interest payments on a timely basis.
We make no assessment here of the likelihood of these risks, or their severity, were they to occur. Where applicable, the risk factors include reference to additional related information in this document.
A change in investors’ or rating agencies’ perception of GSEs may raise our debt costs and/or lower our credit ratings.
In previous years, errors in accounting, weak risk management practices, and other business issues at GSEs, including other FHLBanks, may have caused investors and rating agencies to assess the FHLBank System’s debt securities as riskier investments, which may have resulted in higher debt costs. In addition, the triple-A ratings of the System’s Consolidated Obligations are based in part on the GSE status of the System’s FHLBanks. This status causes some to believe that the U.S. government would support, directly or indirectly, the System’s debt in a credit crisis, although it has no legal obligation to do this. If these assessments or perceptions change, the System’s debt ratings, debt costs, and ability to access debt markets on favorable funding terms could suffer. Any action or combination of actions that result in a downgrade of the System’s triple-A debt ratings could materially harm our business and membership value.
Impaired access to the capital markets for debt issuance could impair our liquidity, decrease the amount and attractiveness of Mission Asset Activity, and lower earnings.
Our principal long-term source of funding and liquidity is through access to the capital markets for participation in the issuance of debt securities, and our principal tools to manage market risk are the issuance of debt securities and derivative transactions. An impaired ability to access these markets, due to events internal or external to our FHLBank, could significantly harm our financial condition and results of operations. We believe we have limited ability to control our access to the capital markets because of the joint and several liability for Consolidated Obligations and our exposure to external events.

The joint and several liability for Consolidated Obligations could decrease our earnings and ability to extend Mission Asset Activity to members on favorable terms.
Although no FHLBank has ever defaulted on its principal or interest share of an Obligation and the Finance Board has never required an FHLBank to make principal or interest payments based on another FHLBank’s Consolidated Obligation liability, the individual debt ratings and outlooks for a few FHLBanks have been downgraded in the last several years. To date, these actions have not affected our joint and several liability. However, we cannot predict what events could occur in the future that could negatively affect this liability.
New or changes in legislation or Finance Board Regulations could increase our operating costs, lower profitability, raise uncertainty among our member stockholders, and reduce Mission Asset Activity and capitalization.
The FHLBanks are governed by federal laws, as well as Finance Board Regulations. As a financial regulator, the paramount concern of the Finance Board is to ensure the FHLBanks’ safety and soundness. Legislative mandates and regulations applied to the FHLBank System may compete with our mission, corporate objectives and the value of membership. The legislative or regulatory environment could be changed in a manner that would negatively impact our members’ ability and preference to hold our capital stock or engage in Mission Asset Activity. As discussed in Item 7.’s “Executive Overview,” we believe the Finance Board’s January 2007 Capital Rule limiting our ability to pay stock dividends may have diminished the value of membership for some members. It also was one of two factors that caused us to change one of the discretionary features in our Capital Plan, as discussed in the “Business Related Developments” section of Item 7.
Increased competition could decrease the amount of Mission Asset Activity, impair our access to the capital markets, and lower earnings and capitalization.
We operate in a highly competitive environment for our Mission Asset Activity and debt issuance. Unfavorable changes in our competitive position could decrease the amount of Mission Asset Activity, narrow net spreads on Mission Asset Activity and impair our ability to access the capital markets on favorable terms. Besides coming from other wholesale lenders and debt issuers, unfavorable changes in our competitive position could result from consolidations among FHLBanks. Increased competition could reduce our earnings, impair our liquidity and cause stockholders to request withdrawal of capital.
The concentration of Mission Asset Activity and capital among a small number of members could significantly affect our financial condition, pricing of Mission Asset Activity, and profitability.
A relatively small number of members constitute the bulk of our Mission Asset Activity and capitalization. These members could decrease their Mission Asset Activity and the amount of their FHLBank capital stock as a result of merger and acquisition activity or their reduced demand for our products. Substantial reductions in Mission Asset Activity or capital from these members could affect the pricing of Mission Asset Activity, materially decrease earnings and profitability, and cause other stockholders to request withdrawal of capital. For more detailed information, see the discussion in the “Current Challenges” section of the “Executive Overview.”
The amount of our retained earnings may be insufficient to preserve a competitive dividend return or protect stockholders’ capital investment against impairment.
If dividend rates paid to stockholders become uncompetitive because of an insufficient amount of retained earnings, or because of an inability to distribute retained earnings for regulatory reasons, members may withdraw capital. At the extreme, if the amount of retained earnings were insufficient to protect stockholders’ capital investment against losses, the value of our capital stock on members’ books could be written down below its par value and be designated as an impaired asset.

Changes in relevant accounting standards, especially SFAS 133 and SFAS 91, could materially increase earnings volatility and consequently reduce the quality of members’ capital investment, the amount of Mission Asset Activity and the amount of capital.
We believe there have been no material effects on our Mission Asset Activity, capitalization, or earnings because of our application of SFAS 133 and SFAS 91. Changes in SFAS 133, SFAS 91, or any other accounting standards could increase our earnings volatility, causing less demand for Mission Asset Activity and stockholders to request withdrawal of capital. Earnings volatility could also increase if we began to execute more derivatives involving economic or macro hedges under SFAS 133 or if we significantly increased the amount of our mortgage assets with premiums or discounts, leading to greater volatility from SFAS 91.
Economic downturns could decrease our Mission Asset Activity and lower our profitability.
Member demand for Mission Asset Activity depends in part on the general health of the economy and business conditions. A recessionary economy, or an economy characterized by stagflation in which growth is weak but inflation is high, could lower the amount of Mission Asset Activity, decrease profitability and cause stockholders to request withdrawal of capital. These unfavorable effects are more likely to occur if a weak economy is accompanied by significant changes in interest rates. To date, the financial market disruptions in 2007 have increased our Mission Assets, and the disruptions and lower interest rates in the last quarter of 2007 improved our profitability, as discussed in the “Executive Overview” and “Conditions in the Economy and Financial Markets.”
Changes in interest rates and mortgage prepayment speeds could significantly reduce our ability to pay members a competitive dividend from current earnings.
Sharp increases in interest rates, especially short-term rates, or sharp decreases in long-term interest rates could threaten the competitiveness of our profitability compared to our member stockholders’ alternative investment choices. One major way that interest rate movements can lower profitability is through unhedged increases or decreases in mortgage prepayment speeds. Exposure to unhedged changes in mortgage prepayment speeds is one of our largest ongoing risks. In some scenarios, these kinds of changes in interest rates and prepayment speeds could result in our profitability being below stockholders’ expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and stockholders could request withdrawal of capital. For further discussion, see the “Current Challenges” section of the “Executive Overview.”
Our spreads on assets to funding costs may narrow because of changes in market conditions and competitive factors, resulting in lower profitability.
Our asset spreads tend to be narrow compared to those of many other financial institutions due to our cooperative business model, making our profitability relatively lower. Market conditions could substantially cause asset spreads, and therefore our profitability, to decrease, resulting in members’ requests to withdraw their capital.
We are exposed to credit risk that, if realized, could materially and adversely affect our financial condition and results of operations.
We believe we have limited credit risk exposure exists from offering Advances, purchasing mortgage loans, making investments, and executing derivatives transactions. All of our Advances are overcollateralized. However, most of our members are on a blanket lien status which, because it does not require specific loan collateral to be delivered, imparts a degree of uncertainty as to what types of loans members have pledged to collateralize their Advances. Money market investments and the uncollateralized portion of interest rate swaps are unsecured; we collateralize most credit risk exposure of swaps by exchanging cash or high-grade securities daily, if necessary, with the counterparties based on net market value positions of the swaps. Although we make investments in the securities of, and execute derivatives with, highly rated institutions, a credit risk event could occur with a large unsecured position. A credit loss could negatively affect our financial condition, results of operations, and the value of FHLBank membership. Since our founding in 1932, we have never experienced a credit loss on any Mission Asset Activity or on unsecured credit activity.
As discussed in “Quantitative and Qualitative Disclosures About Risk Management,” we believe that our credit risk exposure to Advance collateral, loans in the Mortgage Purchase Program, and investments that may have characteristics of “subprime” and “alternative” loans continued to be minimal in 2007. Our members do not generally participate in subprime and nontraditional mortgage lending programs. We estimate that as much as 22 percent of our pledged loan collateral could have one or more subprime characteristics. However, we believe that our standard haircuts for all pledged collateral, plus several aggressive additional haircuts for collateral that may have subprime characteristics from members who have a large amount of Advances or to whom we apply low internal credit ratings, effectively mitigate exposure to subprime Advance collateral.
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
Control failures, including those over financial reporting, or business interruptions with our members and counterparties could occur from human error, fraud, breakdowns in computer systems and operating processes, and natural or man-made disasters. We rely heavily on internal and third party computer systems. Although we believe we have substantial control processes in place, if a material credit or operational risk event were to occur, it could materially damage our financial condition and results of operations. We can provide no assurances that we would be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures or interruptions.
Item 1B. Unresolved Staff Comments.
None.
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
By law, only our members (and former members that have outstanding Mission Asset Activity) may own our stock. As a result, there is no public market for our stock. The par value of our capital stock is $100 per share. As of December 31, 2007, we had 740 stockholders and 35 million shares of capital stock outstanding, all of which were Class B Stock.
We paid quarterly dividends in 2007 and 2006 as outlined in the table below.

(Dollars in millions)	2007			2006
		Percent Per			Percent Per
Quarter	Amount	Annum	Form	Amount	Annum	Form (1)
First	$ 57	6.375	Cash	$ 50	5.750	Capital Stock
Second	60	6.500	Cash	50	5.750	Capital Stock
Third	60	6.500	Cash	51	5.750	Capital Stock
Fourth	61	7.000	Cash	54	6.000	Capital Stock
(1)	Fractional share amounts were paid in cash.
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
On January 29, 2007, a final Finance Board Capital Rule became effective that prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank’ assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned by all members that is in excess of each member’s membership and mission asset activity requirements (as defined in our Capital Plan). Due to the amount of our regulatory excess stock, we paid stockholders a cash dividend in each quarter of 2007. Our Board, and we believe our members, continue to have a stated preference for paying dividends in the form of stock. Therefore, we evaluate our position at each quarter end and expect to pay stock dividends when we would continue to be in compliance with the Rule.
We may not declare a dividend if, at the time, we are not in compliance with all of our capital requirements. We also may not declare or pay a dividend if, after distributing the dividend, we would fail to meet any of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the FHLBank. We currently expect to continue to pay dividends at a spread above comparable short-term interest rates. See Note 15 of the Notes to the Financial Statements for additional information regarding our capital stock.
RECENT SALES OF UNREGISTERED SECURITIES
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $10 million, $33 million and $32 million of such credit support during 2007, 2006 and 2005, respectively. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6. Selected Financial Data.
The following table presents selected balance sheet information (based on book balances), income statement data and financial ratios for the five years ended December 31, 2007.

	Year Ended December 31,
(Dollars in millions)	2007	2006	2005	2004	2003

BALANCE SHEET DATA:

Total assets	$87,532	$81,387	$77,180	$76,577	$77,144
Advances	53,310	41,956	40,262	41,301	43,129
Mortgage loans held for portfolio, net	8,928	8,461	8,418	8,371	8,101
Investments (1)	24,866	30,620	28,220	26,671	25,624
Deposits	1,054	927	911	1,041	1,418
Consolidated Obligations (2)	81,616	75,186	71,098	70,451	69,804
Mandatorily redeemable capital stock	118	137	418	34	-
Affordable Housing Program	103	96	91	89	86
Payable to REFCORP	17	17	16	15	12
Capital stock – putable	3,473	3,658	3,504	3,800	3,645
Retained earnings	286	255	208	168	92
Total capital	3,755	3,907	3,709	3,963	3,734

INCOME STATEMENT DATA:

Net interest income (3)	$421	$386	$340	$302	$228
Provision for credit losses on mortgage loans	-	-	-	-	-

Net interest income after provision for credit losses on mortgage loans	421	386	340	302	228

Other (loss) income	(6)	6	3	44	36
Other expenses	48	46	42	37	31

Income before assessments	367	346	301	309	233

Assessments	98	93	81	82	62

Net income	$269	$253	$220	$227	$171

Dividends paid in stock	$-	$205	$179	$152	$143
Dividends paid in cash	238	-	-	-	-

Total dividends paid	$238	$205	$179	$152	$143

Weighted average dividend rate (5)	6.59%	5.81%	5.00%	4.13%	4.00%
Return on average equity	6.87	6.70	5.79	5.97	4.66
Return on average assets	0.32	0.32	0.28	0.28	0.22
Average net interest margin (3) (6)	0.50	0.49	0.43	0.38	0.30
Capital-to-assets ratio at period end	4.29	4.80	4.81	5.18	4.84
Operating expense to average assets	0.046	0.046	0.042	0.035	0.032
(1)	Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 12 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was as follows (in millions):

$1,189,706	$951,990	$937,460	$869,242	$759,529

(3)	Includes Advances-related items of (in millions):

SFAS 133 basis adjustments (4)	$-	$-	$(1)	$(38)	$(25)
Prepayment fees on Advances, net	3	6	-	69	30

Total	$3	$6	$(1)	$31	$5

(4)	Amortization of basis adjustments on modified hedge relationships decreased “Net interest income” and increased the gain on SFAS 133 market adjustments in “Other (loss) income” by these amounts.

(5)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(6)	Net interest margin is net interest income as a percentage of average earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that affect our forward-looking statements include the following:
▪	the effects of economic and market conditions on demand for Mission Asset Activity, including changes in economic growth, interest rates, interest rate spreads, interest rate volatility, mortgage originations and prepayment activity;

▪	the demand for Advances resulting from changes in members’ merger and consolidation activity, deposit flows, liquidity needs, and credit demands;

▪	political events, including legislative, regulatory, judicial or other developments that could affect the FHLBank, our members, counterparties, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, purchases of mortgage loans and issuance of Consolidated Obligations;

▪	changes in investor demand for Consolidated Obligations and/or in the terms of derivatives;

▪	the volatility of market prices, rates, and indices that could affect the value of collateral we hold as security for member obligations and/or for counterparties to derivatives;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	the ability to successfully manage new products and services;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks;

▪	factors, including natural disasters, that could affect the value of investments or collateral we hold as security; and

▪	inflation and deflation.
The FHLBank does not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW
Financial Condition
We believe our financial condition continued to be strong in 2007. Mission Asset Activity had an average balance in 2007 of $63,683 million, an increase of $7,623 million (14 percent) over 2006. On December 31, 2007, Mission Asset Activity was $68,786 million, an increase of $11,860 million (21 percent) over the last day of 2006.
The growth in the average principal balance of Mission Asset Activity was composed mostly of growth in Advances to members, which were up $3,528 million (8 percent), and in the notional principal amount of available lines outstanding for Letters of Credit, which were up $3,666 million (almost twice 2006’s average amount). The growth in the year-end balances of Mission Asset Activity resulted mostly from an $11,011 million (26 percent) increase in the principal amount of Advances. Balances in the Mortgage Purchase Program, our third Mission Asset program, increased less than $500 million (five to six percent) for both ending balances and average balances.
Much of the growth in Advances occurred in the third and fourth quarters from the responses of some of our members to the developing disruptions and liquidity pressures in the credit and mortgage markets, as discussed in “Conditions in the Economy and Financial Markets.” In the second half of the year, there was a broad based expansion of Advances across our membership. Secondarily, substantial Advance paydowns at the end of 2006 affected the measured growth in 2007, because members’ needs for our wholesale borrowing can be particularly volatile especially at quarter ends. The strong Advance growth in 2007 occurred even after our former member RBS Citizens, N.A. (RBS Citizens) decreased its Advances outstanding from year-end 2006 to year-end 2007 by $8,528 million.
The significant growth in 2007 in the average notional principal balance of available lines in our Letters of Credit program occurred from a few large members increasing their use, beginning in late 2006, to support their public unit deposits.
In 2007, our liquidity position and access to liquidity through debt issuance remained strong. Even during the recent financial market disruptions, the FHLBank System was able to continue to issue debt and transact derivatives on favorable terms to accommodate and fund the rapid and significant increase in Advances that occurred throughout the whole FHLBank System.
Our investment portfolio continued to perform its functions of providing liquidity, enhancing earnings and management of market risk, and supporting the housing markets. The average 2007 principal balance of short-term money market investments was $13,565 million, up four percent from 2006, and of mortgage-backed securities was $12,116 million, an increase of two percent from 2006.
The amount of regulatory capital averaged $4,044 million in 2007, $37 million more than in 2006. The regulatory capital-to-assets ratio averaged 4.80 percent in 2007, well above the 4.00 percent regulatory minimum and at levels adequate for us to effectively manage our financial performance and market risk exposure. Even during the financial market disruptions, the FHLBank System, in large measure by virtue of its triple-A debt ratings, continued to have sufficient access to the capital markets on favorable terms for funding and liquidity, which enabled us to offer members competitive products that helped them with their liquidity and risk management activities.
We accrued $30.9 million in 2007 for future use in the Affordable Housing Program, $1.3 million more than in 2006, and we awarded $35.8 million in funds to 223 different members, over 30 percent of our members.

Results of Operations
We believe our operations generated a stable and competitive level of profitability in each quarter of 2007. The following table summarizes our results of operations and dividend rates paid for each of the last three years.

	Year Ended
	December 31,
(Dollars in millions)	2007	2006	2005
Net income	$269	$253	$220

Retained earnings (period end)	286	255	208

Affordable Housing Program assessments	31	30	26

Return on average equity (ROE)	6.87%	6.70%	5.79%

Return on average assets	0.32	0.32	0.28

Weighted average dividend rate paid	6.59	5.81	5.00

Average 3-month LIBOR	5.29	5.20	3.56

ROE versus 3-month LIBOR	1.58	1.50	2.23

Dividend rate versus 3-month LIBOR	1.30	0.61	1.44
Net income and ROE increased slightly in 2007 over 2006 because of two favorable factors:
▪	Spreads on short-term assets were wider in 2007, particularly in the third and fourth quarters, due to more favorable short-term funding costs resulting from the disruptions in the financial markets.

▪	Average asset balances expanded, resulting in greater capital leverage.
These favorable factors were mostly offset in 2007 by the maturity of a significant amount of low cost debt, a $14 million increase in unrealized market value losses (net of gains) related to SFAS 133 accounting for derivatives in 2007 over 2006, and a $3 million reduction in Advance prepayment fees. Both the SFAS 133-related unrealized market value losses and prepayment fees were well within the range of normal for our business.
The annualized dividend rate paid was 6.375 percent in the first quarter, 6.50 percent in both the second and third quarters, and 7.00 percent in the fourth quarter. The annual average dividend rate of 6.59 percent was 130 basis points over average 3-month LIBOR, which we believe continued to represent a competitive return on capital. The 2007 dividend rate paid was below the ROE because our Board of Directors decided to continue increasing the amount of retained earnings, which grew $31 million in 2007. We believe we have an adequate amount of retained earnings both to enhance membership value by paying stable and competitive dividends and to protect members’ capital investment against impairment risk. The difference in 2007 between the dividend rate payable (as opposed to the dividend rate paid) and the ROE was approximately 50 basis points.
Business Related Developments
One of Our Largest Members Terminated Membership
In September 2007, the Royal Bank of Scotland consolidated the banking charter of one of our members, Charter One Bank, N.A. (Charter One), outside of our District. Charter One was renamed RBS Citizens, N.A. (RBS Citizens) and its membership in our FHLBank automatically terminated, resulting in all of its capital stock becoming mandatorily redeemable capital stock (classified as a liability). Historically, RBS Citizens had been one of our largest borrowers and stockholders. For example, as of June 30, 2007, it held $11,620 million of Advances (24 percent of total Advances) and $527 million in capital stock (14 percent of total stock).
As a nonmember, all of RBS Citizens’ business activity with us will eventually wind down to zero. As long as it maintains outstanding Advances with us, it will be required to hold capital stock at a minimum four percent level sufficient to capitalize its Advances per our Capital Plan. At year-end 2007, RBS Citizens had paid down a large portion of its Advances, resulting in a year-end remaining Advance balance of $2,244 million and a remaining stock balance of $90 million. Commensurate with these paydowns, during 2007 we repurchased $492 million of RBS Citizens’ stock. As its remaining Advances mature or pay down, we expect to repurchase RBS Citizens’ remaining excess stock in a timely and prudent manner.
Based on our current analysis, we believe the loss of RBS Citizens as a member has not materially affected, and the eventual loss of all its Advances and capital stock will not materially affect, the adequacy of our liquidity, profitability, ability to make timely principal and interest payments on our participations in Consolidated Obligation debt and other liabilities, or ability to continue providing sufficient membership value to our members. The membership loss moderately raised our market risk exposure, because our mortgage assets as a percent of capital have increased, but we believe we can, and have, adequately managed this effect.
By itself, the membership loss decreases our net income for two reasons: 1) there will be less net interest income due to the loss of the Advances; and 2) there will be a reduction in the earnings provided by funding assets with RBS Citizens’ capital. However, we expect the overall impact on our profitability will be minimal because, concurrent with losing its Advances, we have repurchased RBS Citizens’ stock, and expect to continue to do so. We believe the ultimate effect on our ROE from the withdrawal of this institution, which will depend primarily on the level of interest rates and net spreads earned on its Advances, will not be material. The estimated average ROE impact is approximately three basis points, with a reasonable range of plus or minus ten basis points.
Finance Board Adopted a Final Capital Rule
The Finance Board adopted a final Capital Rule effective January 29, 2007 that prohibits an FHLBank from issuing new excess capital stock to its stockholders, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock (as defined by the Finance Board) would exceed one percent of the FHLBank’s assets. Because of this Capital Rule, in each quarter of 2007 we paid stockholders a dividend in the form of cash, instead of in additional capital stock as we had done for the prior 20 years. We will strive to position our balance sheet to maximize the chance of being able to pay stock dividends, within consideration of our corporate objectives and financial and risk management. However, it is likely we will be required to pay some or many future dividends in cash.
We believe many members view stock dividends as providing greater value to the return on their capital investment than cash dividends. Stock dividends furnish members with more flexibility in their financial management because among other things, they may not be immediately taxable for members. We cannot predict members’ long-term adjustments, if any, if we pay cash dividends for an extended period of time. There is a possibility some members could request redemptions of their excess capital stock or reduce their Mission Asset Activity with us, which could unfavorably affect our financial management and ability to offer attractive Mission Asset programs.
We also believe stock dividends, rather than cash dividends, better augment our financial and risk management because they provide us with a continual source of new capital. The inability to consistently raise new capital through stock dividends could negatively affect our business by:
▪	increasing our capital leverage, which would elevate our market risk exposure;

▪	lowering our asset liquidity;

▪	necessitating us to require PFIs to purchase stock when they sell us loans in the Mortgage Purchase Program; and

▪	forcing us to terminate some of the favorable features of our Capital Plan, including the “cooperative capital” feature, which the Finance Board approved in 2002.
Our Board continues to have a stated preference for paying dividends in the form of stock. Therefore, we evaluate our position at each quarter end and expect to pay stock dividends when we are able to do so in compliance with the Rule.

We Changed a Discretionary Feature in Our Capital Plan
During 2007, due to the inability to pay stock dividends and to the substantial growth in Advances, our financial leverage increased and the amount of our excess stock decreased. In response, effective March 10, 2008, our Board of Directors approved a change, effective prospectively, from $200 million to $100 million in the maximum amount of our cooperative capital a member may use to capitalize its Mission Asset Activity. Outstanding Mission Asset Activity supported by the cooperative capital in excess of the limit will continue to be supported by the pool until its scheduled maturity or earlier prepayment. To date, the change will affect only two of our members who are currently utilizing more than $100 million of cooperative capital. This change will tend to reduce the increase in our financial leverage and will help maintain the cooperative excess stock component of the Plan at a positive amount.
We may have to make other changes in our Capital Plan, including potentially ending the cooperative capital feature, to reduce the chance of our financial leverage becoming too great or our excess stock becoming completely exhausted. At this time, we cannot predict what other changes, if any, we may make to our Capital Plan, nor the effects on our financial condition or results of operations if we make any other changes.
Finance Board Appointed Public Interest Directors
The Finance Board adopted a final Rule, effective January 24, 2007, requiring each FHLBank Board of Directors to submit nominees to the Finance Board for the appointive directorships that were vacant. In accordance with the Rule, our Board submitted nominees to the Finance Board for consideration to fill four public interest director vacancies. The Finance Board filled these vacancies in April (Mr. Grady P. Appleton, Mr. Donald R. Ball, and Mr. Charles J. Ruma) and July (Ms. Leslie Dolin Dunn) of 2007. The Rule also requires our Board to submit annually (on or before October 1) nominees to fill vacancies due to expiring terms. As a result of this process, in October the Finance Board appointed two public interest directors for three-year terms beginning in 2008 (Mr. Charles J. Koch and Mr. Carl F. Wick).
We Narrowed Policy Limits on Market Risk Exposure
At its April 2007 meeting, our Board of Directors narrowed our policy limits on market risk exposure so as to better reflect our current and anticipated business conditions and to improve the consistency between the limits and our corporate objectives related to earnings stability and competitiveness. The current limits are outlined in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.” We believe the tighter policy limits will tend over time to modestly lower our long-term profitability but may make it less volatile.
We Reinstated the American Dream Homeownership Challenge Program and Established Programs to Deal with Mortgage Foreclosures.
In 2006, our Board of Directors temporarily suspended two grant-based voluntary affordable housing programs, the New Neighbors and American Dream Homeownership Challenge. This decision was made in response to uncertainties regarding the impact of the Finance Board’s proposed Capital Rule, issued in March 2006, on our future business operations and financial condition. In light of the Finance Board’s adoption of the final Capital Rule, which removed some of those uncertainties, our Board reinstated the American Dream program in February 2007, with an expanded funding of $3.0 million. The New Neighbors Program was not reinstated; however, families displaced by natural disasters are now eligible for grants in the American Dream program. For 2008, the Board approved $5.0 million to fund two programs: one, through the American Dream Homeownership Challenge Program, to assist minority households and persons with special needs become homebuyers and a new second program, Preserving the American Dream, to help resolve foreclosure issues.
The Board also established the HomeProtect Program (HPP) in June 2007 to help relieve the threat of foreclosure. The HPP is a $250 million set-aside of the Community Investment Program. Its purpose is to encourage our member financial institutions to provide first mortgage refinancing to homeowners with incomes at or below 115 percent of HUD area median incomes who are at risk of delinquency or default. The HPP provides a discount off regular Advance programs, providing funds at our cost of funds. Advances issued under HPP are subject to our normal underwriting and collateral policies.

U.S. House of Representatives Passed a GSE Bill
The U.S. House of Representatives passed H.R. 1427, the Federal Housing Finance Reform Act of 2007, in May 2007. The bill would create a new independent agency to oversee the housing GSEs: Fannie Mae, Freddie Mac, and the FHLBanks. A similar bill, S.1100, the Federal Housing Enterprise Regulatory Reform Act of 2007 was introduced by members of the U.S. Senate Banking, Housing and Urban Affairs Committee in April 2007. We cannot predict whether the Congress will ultimately enact legislation that includes the FHLBanks and, if enacted, what effects the legislation would have on the FHLBanks.
Current Challenges
We believe that our cooperative business model is fundamentally stable and that we will be able to continue to achieve our mission and corporate objectives. There are, however, several challenges and concerns that we see.
Mission Asset Activity
Although to date, our Mission Asset Activity and profitability have benefited from the disruptions in the financial markets, we cannot predict whether, or for how long, that will be sustained. If the disruptions linger, or become more severe, our Mission Asset Activity and profitability could decrease. In particular, if the economy enters a recession, the demand for our Mission Asset Activity could fall significantly.
One of our most significant risk factors is the concentration of Mission Asset Activity and capital among a small number of members. Related to this, the continuing consolidation of the financial services industry is a concern. The issues of concentration and consolidation increase the uncertainty and potential volatility of our membership composition, capital stock and Mission Asset Activity, particularly Advances. To date, there have been no materially negative effects on our profitability or the value of membership from our business concentration, including from the membership loss in 2007 of Charter One Bank, N.A. (now RBS Citizens), one of our largest stockholders and borrowers. See the “Business Related Developments” section above.
Our business model is structured to be able to absorb sharp changes in our Mission Asset Activity and capitalization, because we can undertake commensurate reductions in our liability balances and because of our low operating expenses. If, however, several large members were to withdraw from membership or otherwise reduce activity with us, the decrease in Mission Asset Activity and/or capital could significantly lower dividend rates available to our remaining members.
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
We are also focused on the potential for our largest seller to significantly reduce its mortgage activity with us. In the third quarter of 2007, this PFI stopped selling us mortgage loans because it could not continue to do so without having to purchase capital for the additional Mortgage Purchase Program activity. We cannot predict how long this will continue. However, we believe a significant decrease in the amount of mortgage loans outstanding to us from this member would not hinder our ability to continue offering the Program to other members.
Debt Costs/Liquidity
Another risk that could materially affect Mission Asset Activity is large and sustained increases in the cost of the FHLBank System’s debt Obligations relative to market indices such as yields on U.S. Treasury securities and LIBOR. Perhaps the most critical factor in our ability to achieve our mission is the capacity of the System to issue its Obligations in large quantities and on favorable terms, including having low spreads compared to the debt costs of other financial intermediaries. If this capacity is permanently threatened, the System could cease to exist. Therefore, we believe it is critical for the System to maintain its triple-A debt ratings.

Spreads on Obligations relative to yields on U.S. Treasury and LIBOR securities are a primary determinant of the general competitiveness of Advance rates. Spreads on Obligations can be highly volatile as market and credit conditions change. We cannot predict future trends in the relative cost of Obligations or the effect of changes in their spreads on the demand for Mission Asset Activity.
Profitability
We continue to focus on expected and unexpected earnings volatility. Given our relatively low ROE, a small change in a variable that determines earnings can have a disproportionately larger effect on profitability. We believe that in the next several years our profitability is more likely than not to decline versus the experience in the last several years. In particular, profitability will be pressured by, among other things, the substantial amount of relatively low cost debt scheduled to mature in the next three years, and the possibility of a lower balance in the Mortgage Purchase Program if our largest seller continues to not sell us new loans for an extended time. However, we expect our business will continue to generate a competitive return on member stockholders’ capital investment across a wide range of business and market economic environments.
The most significant near-term and intermediate-term earnings risks are a large and rapid increase in short-term interest rates or a large and rapid decrease in longer-term interest rates, especially if short-term interest rates decrease less. For some severe interest rate scenarios, our profitability could be uncompetitive for an extended period of time. The most significant business risks that could affect profitability are narrower asset spreads to funding costs and sharp reductions in Mission Asset Activity. Our earnings patterns are discussed in more detail in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”
The rapid decreases in short-term and long-term interest rates in the fourth quarter of 2007 and January 2008 will decrease our net income because much of our interest-free capital funds are short-term or adjustable-rate assets. However, notwithstanding potential temporary but substantial earnings reductions from application of SFAS 91 in a faster mortgage prepayment environment, we would expect our profitability, in terms of the spread between our ROE and short-term interest rates, to improve. In late 2007 and early 2008, the substantial decreases in intermediate- and long-term interest rates enabled us to call a substantial amount of our unswapped Consolidated Bonds and replace them both at lower coupon rates and longer final maturities, which reduces market risk exposure to higher rates. Continued large decreases in long-term interest rates of 100 basis points or more could significantly hurt our profitability because mortgage prepayment speeds could increase substantially without a corresponding increase in our ability to call and replace Consolidated Bonds.
Some mortgage market participants believe that prepayment speeds will be less than normally experienced during a refinancing period due to home price stagnation or depreciation, credit quality issues of mortgage borrowers, and tighter underwriting standards. As of the date of this filing, we have not adjusted our third-party mortgage prepayment model used to measure our market risk exposure and to perform earnings simulations, because we believe that at this point in time the evidence of the factors mentioned that could affect refinancing activity is anecdotal and uncertain.
Capital Plan
See “We Changed a Discretionary Feature in Our Capital Plan” above.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the credit and mortgage markets; and market interest rates. As measured by Gross Domestic Product (GDP), the national economy expanded moderately in the last three years, slightly below its long-term average. GDP grew 3.1 percent in 2005, 2.9 percent in 2006, and 2.2 percent in 2007, which includes an advance estimate for the fourth quarter of 0.6 percent.

Although it is unclear at this point whether the national economy has entered or will enter a recession in 2008, our normal close communications with members and our analysis of their published data suggest that some of them experienced difficult lending environments in 2007, as in 2006. The data continued to indicate a trend, seen in the last few years, of slower growth in our members’ loans and total assets relative to their growth in deposits.
In the third and fourth quarters of 2007, developing disruptions in the world-wide credit and mortgage markets, and more broadly in the financial markets, resulted from, among other things, deterioration in the residential housing market, especially with higher delinquency and foreclosure rates on subprime and alternative mortgages. Many financial institutions and other companies suffered both actual credit losses and losses due to income-statement writedowns of anticipated credit losses. Some companies found it more difficult to raise capital, issue their debt, or borrow money at an acceptable cost.
Because of these disruptions, some of our members experienced liquidity pressures in their capital market activities. We believe this was the most important reason for the increase in demand for our Advances in the last two quarters of 2007. Most other FHLBanks also experienced increased demand. The net result of the longer-term trend of restrained growth in member assets and the shorter-term trend of increased member demand for Advance borrowings due to the financial market disruptions was that Advance balances rose modestly in the first half of 2007, compared to the 2006 average balance, and expanded sharply in the second half, even with the loss of one of our largest Advance borrowers.
Interest Rates
Trends in market interest rates strongly affect our earnings and strategic decisions on managing the tradeoffs in our market risk/return profile. Interest rates particularly affect us because a large portion of our assets have short-term maturities or short-term adjustable-rate repricing terms, or are swapped to create synthetic short-term adjustable-rate repricing terms, and because earnings generated from funding interest-earning assets with interest-free capital are a significant portion of our net interest income. Interest rate trends can also affect demand for our Mission Asset Activity, spreads on assets and the cost of funding. The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	Year 2007		Year 2006		Year 2005
	Average	Ending	Average	Ending	Ending

Federal Funds Target	5.05%	4.25%	4.96%	5.25%	4.25%

3-month LIBOR	5.29	4.70	5.20	5.36	4.54
2-year LIBOR	4.91	3.81	5.23	5.17	4.85
5-year LIBOR	5.01	4.18	5.23	5.09	4.88
10-year LIBOR	5.24	4.67	5.32	5.18	4.94

2-year U.S. Treasury	4.35	3.05	4.81	4.81	4.40
5-year U.S. Treasury	4.42	3.44	4.74	4.69	4.35
10-year U.S. Treasury	4.63	4.03	4.79	4.70	4.39

15-year mortgage current coupon (1)	5.54	4.95	5.60	5.50	5.31
30-year mortgage current coupon (1)	5.92	5.54	5.98	5.81	5.76

	Year 2007 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Federal Funds Target	5.25%	5.25%	5.18%	4.52%

3-month LIBOR	5.36	5.36	5.44	5.02
2-year LIBOR	5.14	5.23	5.01	4.28
5-year LIBOR	5.08	5.25	5.16	4.56
10-year LIBOR	5.19	5.41	5.42	4.94

2-year U.S. Treasury	4.77	4.80	4.38	3.48
5-year U.S. Treasury	4.65	4.76	4.51	3.79
10-year U.S. Treasury	4.68	4.84	4.73	4.26

15-year mortgage current coupon (1)	5.47	5.63	5.73	5.31
30-year mortgage current coupon (1)	5.78	5.99	6.11	5.77
(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

On average, short-term interest rates were relatively stable in 2007 compared to 2006. Both the average 3-month LIBOR and the average overnight Federal funds target rate were nine basis points higher. Short-term interest rates stopped increasing, on a trend basis, in mid-2006. The Federal Reserve lowered the overnight Federal funds target rate by 100 basis points in the last four months of 2007. In the last two quarters of 2007, the spread between average short-term LIBOR and the overnight Federal funds target rate widened substantially due to the financial market disruptions. At the same time, our funding costs relative to short-term LIBOR, especially for Discount Notes, widened favorably, to be well above historical averages.
Although the improvement in our relative short-term funding costs occurred all throughout 2007, most of the improvement occurred in the last two quarters when the financial market disruptions accelerated. The triple-A ratings on the FHLBank System’s Obligations enabled our funding costs to fall more than the funding costs of many other financial institutions. One indication of the short-term funding costs of other financial institutions is 3-month LIBOR, which decreased more slowly than the overnight Federal funds target rate in the last two quarters of 2007. We cannot predict how long our favorable funding costs will continue; in the first two months of 2008, there was some dissipation, although the funding conditions continued to be more favorable than historical average conditions.
After increasing slightly in the first two quarters of 2007, intermediate- and long-term interest rates decreased in the last two quarters of 2007, especially in the fourth quarter, generally following the reductions in the overnight Federal funds target rate. By the end of 2007 and accelerating in January 2008, intermediate- and long-term interest rates, including mortgage current coupons, were at their lowest point for the last several years. This increased the amount of unswapped callable Bonds we called and replaced at lower rates. However, it also increased the amount of our mortgage assets that face economic incentives to prepay principal and refinance to lower rates. If there are more mortgage prepayments than calls of unswapped Bonds, our earnings could suffer. In February 2008, long-term interest rates rose, reducing the refinancing incentives on mortgage loans.
The effects on our earnings and market risk exposure of these trends in the level of interest rates and the shape of market yield curves are discussed above in the “Executive Overview” and below in the “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Asset Composition Data
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of available lines in the Letters of Credit program;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
The next two tables show the composition of our total assets on selected dates and periods, which support the discussions in the “Executive Overview,” “Credit Services” and “Mortgage Purchase Program” sections.

Asset Composition - Ending Balances (Dollars in millions)

	2007				2006				2005
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$52,953	61%	$11,011	26%	$41,942	52%	$1,785	4%	$40,157	52%	$(762)	(2)%
Other items (1)	357	–	343	2,450	14	–	(91)	(87)	105	-	(277)	(73)

Total book value	53,310	61	11,354	27	41,956	52	1,694	4	40,262	52	(1,039)	(3)

Mortgage loans held for portfolio
Principal	8,862	10	483	6	8,379	10	55	1	8,324	11	52	1
Other items	66	–	(16)	(20)	82	–	(12)	(13)	94	–	(5)	(5)

Total book value	8,928	10	467	6	8,461	10	43	1	8,418	11	47	1

Investments

Mortgage-backed securities
Principal	12,157	14	93	1	12,064	15	(176)	(1)	12,240	16	581	5
Other items	(23)	–	(14)	(156)	(9)	–	(16)	(229)	7	–	(16)	(70)

Total book value	12,134	14	79	1	12,055	15	(192)	(2)	12,247	16	565	5

Short-term money market
Principal	12,689	15	(5,829)	(31)	18,518	23	2,591	16	15,927	21	988	7
Other items	–	–	2	100	(2)	–	2	50	(4)	–	–	–

Total book value	12,689	15	(5,827)	(31)	18,516	23	2,593	16	15,923	21	988	7

Other short-term investments	26	–	1	4	25	–	6	32	19	–	3	19

Other long-term investments	17	–	(7)	(29)	24	–	(7)	(23)	31	–	(7)	(18)

Total investments	24,866	29	(5,754)	(19)	30,620	38	2,400	9	28,220	37	1,549	6

Loans to other FHLBanks	–	–	–	–	–	–	–	–	–	–	–	–

Total earning assets	87,104	100	6,067	7	81,037	100	4,137	5	76,900	100	557	1
Other assets	428	–	78	22	350	–	70	25	280	–	46	20

Total assets	$87,532	100%	$6,145	8	$81,387	100%	$4,207	5	$77,180	100%	$603	1

Other Business Activity (Notional)

Letters of Credit	$6,923		$425	7	$6,498		$5,092	362	$1,406		$(9)	(1)

Mandatory Delivery Contracts	$48		$(59)	(55)	$107		$68	174	$39		$(36)	(48)

Total Mission Asset Activity (Principal and Notional)	$68,786	79%	$11,860	21	$56,926	70%	$7,000	14	$49,926	65%	$(755)	(1)

(1)	The majority of these balances are SFAS 133-related basis adjustments.

     Asset Composition - Average Balances (Dollars in millions)

	2007				2006				2005
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$49,302	59%	$3,528	8%	$45,774	58%	$934	2%	$44,840	57%	$152	–
Other items (1)	60	–	33	122	27	–	(207)	(88)	234	–	(644)	(73)

Total book value	49,362	59	3,561	8	45,801	58	727	2	45,074	57	(492)	(1)

Mortgage loans held for portfolio
Principal	8,742	10	417	5	8,325	11	(22)	–	8,347	11	255	3
Other items	75	–	(13)	(15)	88	–	(7)	(7)	95	–	(11)	(10)

Total book value	8,817	10	404	5	8,413	11	(29)	–	8,442	11	244	3

Investments

Mortgage-backed securities
Principal	12,116	15	289	2	11,827	15	(79)	(1)	11,906	15	738	7
Other items	(16)	–	(18)	(900)	2	–	(15)	(88)	17	–	(10)	(37)

Total book value	12,100	15	271	2	11,829	15	(94)	(1)	11,923	15	728	7

Short-term money market
Principal	13,565	16	541	4	13,024	16	(628)	(5)	13,652	17	(1,537)	(10)
Other items	(3)	–	1	25	(4)	–	(1)	(33)	(3)	–	(2)	(200)

Total book value	13,562	16	542	4	13,020	16	(629)	(5)	13,649	17	(1,539)	(10)

Other short-term investments	25	–	3	14	22	–	5	29	17	–	3	21

Other long-term investments	19	–	(7)	(27)	26	–	(7)	(21)	33	–	(9)	(21)

Total investments	25,706	31	809	3	24,897	31	(725)	(3)	25,622	32	(817)	(3)

Loans to other FHLBanks	7	–	(3)	(30)	10	–	(4)	(29)	14	–	(43)	(75)

Total earning assets	83,892	100	4,771	6	79,121	100	(31)	–	79,152	100	(1,108)	(1)

Other assets	401	–	121	43	280	–	42	18	238	–	3	1

Total assets	$84,293	100%	$4,892	6	$79,401	100%	$11	–	$79,390	100%	$(1,105)	(1)

Other Business Activity (Notional)

Letters of Credit	$5,551		$3,666	194	$1,885		$471	33	$1,414		$(389)	(22)

Mandatory Delivery Contracts	$88		$12	16	$76		$(58)	(43)	$134		$(76)	(36)

Total Mission Asset Activity(Principal and Notional)	$63,683	76%	$7,623	14	$56,060	71%	$1,325	2	$54,735	69%	$(58)	–

(1)	The majority of these balances are SFAS 133-related basis adjustments.
To measure the extent of our success in achieving growth in Mission Asset Activity, we consider changes in both period-end balances and period-average balances. There can be large differences in the results of these two computations. Average data can provide more meaningful information on trends in Mission Asset Activity and earnings than period-end data because the latter can include day-to-day volatility unrelated to trends.
Credit Services
Credit Activity
After modest growth, and even slight reductions, in 2006 and 2005, Advance balances expanded substantially in 2007. As shown in the asset composition tables above, the principal balance of Advances averaged $49,302 million, which was an increase of $3,528 million (8 percent) compared to the average for 2006. On a period-end basis, Advances grew even more. The principal balance of Advances ended 2007 at $52,953 million, which was an increase of $11,011 million (26 percent) from year-end 2006. The month-end high balance was $55,472 million in October. The strong Advance growth occurred even after former member RBS Citizens decreased its Advances from the end of 2006 to the end of 2007 by $8,528 million.

Much of the Advance growth in 2007 occurred in the last two quarters, mostly, we believe, due to the developing disruptions and liquidity pressures in the credit and mortgage markets. Secondarily, substantial member paydowns at the end of 2006 affected the period-end growth measures in 2007 versus 2006, as members’ needs for our wholesale borrowing can sometimes be particularly volatile at quarter ends.
The significant growth in 2007 in the average notional principal balance of available lines in our Letters of Credit program occurred from a few large members increasing their use, beginning in late 2006, to support their public unit deposits. Letters of Credit actually outstanding tend to be short-term (less than one month). We earn fees only on the actual amount of the available lines used.
Advance Programs
The following tables present Advance balances by major program on the dates indicated.

(Dollars in millions)	2007		2006		2005
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$10,483	19%	$7,728	18%	$6,880	17%
LIBOR	24,253	46	22,658	54	19,059	48

Total	34,736	65	30,386	72	25,939	65

Long-Term
Regular Fixed Rate	6,605	13	4,450	11	4,901	12
Convertible(2)	3,892	7	4,485	11	6,794	17
Putable(2)	5,779	11	444	1	—	—
Mortgage Related	1,602	3	1,824	4	2,088	5

Total	17,878	34	11,203	27	13,783	34

Other Advances	339	1	353	1	435	1

Total Advances Principal	52,953	100%	41,942	100%	40,157	100%

Other Items	357		14		105

Total Advances Book Value	$53,310		$41,956		$40,262

(1)	As a percentage of total Advances principal.
(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.

	December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006
(Dollars in millions)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$10,483	19%	$9,241	17%	$11,072	23%	$8,563	19%	$7,728	18%
LIBOR	24,253	46	27,314	51	20,814	44	21,286	47	22,658	54

Total	34,736	65	36,555	68	31,886	67	29,849	66	30,386	72

Long-Term
Regular Fixed Rate	6,605	13	6,270	12	4,128	9	4,334	9	4,450	11
Convertible(2)	3,892	7	3,947	8	4,116	9	4,449	10	4,485	11
Putable(2)	5,779	11	4,984	9	5,362	11	4,906	11	444	1
Mortgage Related	1,602	3	1,666	3	1,711	3	1,775	4	1,824	4

Total	17,878	34	16,867	32	15,317	32	15,464	34	11,203	27

Other Advances	339	1	173	—	174	1	223	—	353	1

Total Advances Principal	52,953	100%	53,595	100%	47,377	100%	45,536	100%	41,942	100%

Other Items	357		117		(46)		38		14

Total Advances Book Value	$53,310		$53,712		$47,331		$45,574		$41,956

(1)	As a percentage of total Advances principal.
(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
In 2007, as in the last several prior years, short-term (especially REPO), adjustable-rate LIBOR and Putable Advances were the source of most Advance growth. In addition for 2007, Regular Fixed Rate Advances increased substantially. Other Advance types experienced small changes in balances.

REPO and LIBOR Advances typically have the most fluctuation in balances, tend to have lower spreads to funding costs than other Advance types, and tend to be utilized by our larger borrowers. Some members may swap a portion of their LIBOR Advances as a cost-effective way to secure synthetic longer-term funding within their risk management strategies. The increase in Putable Advances during 2007 was due primarily to $4,000 million in loans to one member and, secondarily, to broad-based demand for the program. We believe some members currently have increased demand for Advances in which they sell options to us. These options enable them to secure low-cost funding, and thus increase their earnings, subject to bearing the options risk.
Member Advance Usage
The following tables present the principal balances and related weighted average interest rates for the top five Advance borrowers on the dates indicated. They include affiliates that are members of our FHLBank. The decrease from the end of 2006 to the end of 2007 in the Advance interest rates was due to lower short-term market interest rates that began in the second half of 2007.
(Dollars in millions)

December 31, 2007
	Ending	Weighted Average
Name	Balance	Interest Rate

U.S. Bank, N.A.	$16,856	4.99%
Fifth Third Bank	5,539	4.73
National City Bank	4,696	5.01
The Huntington National Bank	3,085	5.10
KeyBank, N.A.	2,609	4.05

Total of Top 5	$32,785	4.89

Total Advances (Principal)	$52,953	4.77

Top 5 Percent of Total	62%

December 31, 2006
	Ending	Weighted Average
Name	Balance	Interest Rate

RBS Citizens, N.A. (1)	$10,772	5.32%
U.S. Bank, N.A.	6,757	5.34
Fifth Third Bank	4,048	5.10
AmTrust Bank (2)	3,971	5.13
National City Bank	1,201	5.54

Total of Top 5	$26,749	5.27

Total Advances (Principal)	$41,942	5.20

Top 5 Percent of Total	64%

(1)	Formerly Charter One Bank, N.A.
(2)	Formerly Ohio Savings Bank.
Advance balances of the top five borrowers constituted 62 percent of Advances at the end of 2007, similar to the concentration at the end of 2006. This concentration ratio was higher in 2007 and 2006 than in earlier years in this decade. We believe that a high concentration of Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase capital leverage, enhance dividend returns, and provide more competitively priced Mission Asset Activity.
The 2007 growth in Advances was widespread among our membership. Advances to the top five members increased $6,036 million, or 23 percent. Excluding the top 5 members, Advances increased $4,975 million, or 33 percent. Advances held by members with less than $1 billion of assets rose 10 percent.
The market penetration rate, defined as the number of members with outstanding Advances, has fluctuated in the range of 72 to 78 percent in recent years. The penetration rate was 74 percent at the end of 2007 and 73 percent at the end of 2006. During 2007, over half (59 percent) of our members executed a new Advance transaction. The number of Advances outstanding at year-end 2007 was 16,196, approximately double the largest number of Advances of any other FHLBank. The average-sized Advance was $3.3 million. We have always placed emphasis on serving all of our members by not having a minimum size constraint for most Advance programs.
The ratio of a member’s Advance balances to its total assets is another indication of market penetration. At the end of 2007 the simple average usage ratio (not weighted by each member’s total assets) for each member was 5.14 percent. The average usage ratio for smaller members, which we define as having total assets less than $1,000 million, was 5.09 percent, while for all other members it was 5.84 percent. We believe these ratios indicate that members rely on our Advances for a key source of funding and liquidity, and that this reliance increased in 2007.

Advance balances normally exhibit substantial daily and intra-period volatility, in part because of the concentration of Advances among a relatively small number of members. During 2007, the daily principal balances ranged from $41,942 million to $56,555 million. The average daily variance (in absolute value) in 2007’s Advance balances was $795 million, about the same as in 2006. We believe the ability of members to quickly and cost effectively change how they use Advances is a significant source of membership value, even for those members who do not borrow from us heavily or at all. However, the high volatility presents challenges in efficiently funding Advances, managing our capital leverage, and balancing Advance pricing while also generating a competitive return on capital. Advance volatility requires us to maintain a sizable liquidity portfolio in money market investments.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the asset composition tables, on both an ending-balance and average-balance basis, the total principal balance in the Mortgage Purchase Program increased modestly in 2007. This continued a trend of relatively steady balances from 2006 and 2005. Much of the $483 million, or 6 percent, growth occurred from our largest seller of mortgage loans. We are also focused on the potential for our largest seller to significantly reduce its mortgage activity with us, although we believe a significant decrease in the amount of mortgage loans outstanding to us from this member would not hinder our ability to continue offering the Program to other members.
Continuing a trend from the last several years, the relative stability in the Program resulted from a lackluster economy in our District and stabilization of (or outright reduction in) home prices. These factors reduced the growth rate of mortgage originations and refinancings. Our focus continues to be on recruiting more members to participate in the Program and on increasing the number of regular sellers.
The following table reconciles changes in the principal balances (excluding Mandatory Delivery Contracts) in 2007.

(In millions)	2007	2006

Balance, beginning of year	$8,379	$8,324
Principal purchases	1,510	1,161
Principal paydowns	(1,027)	(1,106)

Balance, end of year	$8,862	$8,379

We continued to prudently broaden the Program in 2007. We purchased $1,510 million of loans, compared to over $1,161 million in 2006, approved eight members as PFIs, and purchased loans from eight first-time sellers in the Program. The principal paydowns equated to an annual constant prepayment rate of nine percent. During 2007, a moderate percentage of our mortgage loans had coupon rates below those of new mortgage loans with similar terms, presenting economic incentives to refinance to lower rates. However, the substantial decrease in mortgage rates in the fourth quarter of 2007 and the first quarter of 2008 raised the percentage of loans that face economic refinancing incentives. We closely track the refinancing incentives of all of our mortgage assets because the mortgage prepayment option is one of our largest sources of market risk exposure. See the “Current Challenges” section of the “Executive Overview” for more information about potential prepayment activity in 2008.

The following table presents for year-end 2007 and 2006 the current composition of the Mortgage Purchase Program’s principal balances (including Mandatory Delivery Contracts) according to their loan type and original final maturity. The composition of loans continued to move toward more 30-year conventional loans and away from 15-year conventional loans and FHA loans, as in the last several years.

2007 (Dollars in millions)
	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

Total Unpaid Principal	$6,027	$307	$1,237	$7,571	$1,339	$8,910

Percent of Total	68%	3%	14%	85%	15%	100%

Weighted Average
Mortgage Note Rate	6.01%	5.61%	5.25%	5.87%	5.92%	5.88%

Weighted Average
Loan Age (in months)	29	47	49	33	52	36

2006 (Dollars in millions)
	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

Total Unpaid Principal	$5,181	$336	$1,405	$6,922	$1,564	$8,486

Percent of Total	61%	4%	17%	82%	18%	100%

Weighted Average
Mortgage Note Rate	5.96%	5.60%	5.23%	5.80%	5.93%	5.82%

Weighted Average
Loan Age (in months)	24	36	38	27	40	30
As shown in the following table, the percentage of principal balances from members supplying 10 percent or more of total balances was similar for year-end 2007 and year-end 2006, a trend also seen in prior years.

	December 31, 2007		December 31, 2006
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$5,378	61%	$4,767	57%
Union Savings Bank	1,992	22	2,097	25

Total	$7,370	83%	$6,864	82%

Also similar to the last two years, in 2007 initial net spreads to risk-adjusted funding costs on new Mandatory Delivery Contracts continued to be narrower than historical spreads, although spreads did improve substantially in the fourth quarter.
Housing and Community Investment
In 2007, we accrued $30.9 million of net income for the Affordable Housing Program that can be awarded to members in 2008, a $1.3 million, or four percent, increase from 2006. The modest increase resulted from the six percent increase in income before assessments. We also awarded $35.8 million of funds for the Affordable Housing Program, which includes funds recaptured or de-obligated from previous years’ offerings. De-obligated funds represent Affordable Housing projects for which we committed funds in prior years but which used fewer subsidies than originally anticipated, projects that did not go forward, or projects that otherwise resulted in the funds being recaptured in accordance with Finance Board Regulations. We use our best efforts to redeploy Affordable Housing Program funds if they are not used for the purposes intended.
Of the funds awarded in 2007, $26.8 million was awarded through the two competitive offerings of the Program and $10.1 million was awarded through the Welcome Home Program. We received 267 applications from 96 different members for the competitive component of the Affordable Housing Program, and we approved 121. The number of members receiving funding in 2007 through Welcome Home was 192. In total, 223 different members, or almost one-third of our members, received approval for funding in one of the two Affordable Housing Programs.
Average 2007 Advance balances in the Housing and Community Investment Program totaled $173 million for Affordable Housing Program Advances and $696 million for the Community Investment Program and the Economic Development Advance Program. These programs generally provide Advances at or near zero profit. In total, 285 different members participated in one or more of our housing and community investment programs.
Investments
Money Market Investments
Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. The composition of money market investments varies over time based on relative value considerations. Daily balances can fluctuate significantly, usually within a range of $10,000 million to $18,000 million, due to changes in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, net spreads, opportunities to warehouse debt at attractive rates for future use, and management of capital leverage. In 2007, the ending principal balance was $12,689 million and the daily average principal balance was $13,565 million. The daily average balance was very similar for each of the last three years.
Money market investments normally have one of the lowest net spreads of any of our assets, typically ranging from 5 to 15 basis points. During 2007, money market spreads tended to widen, materially so in the third and fourth quarters, due mostly to the favorable impact on our funding costs relative to LIBOR from the disruptions in the financial markets. The wider spreads contributed to our improved profitability in the last two quarters.
Mortgage-Backed Securities
We invest in mortgage-backed securities, as permitted under Finance Board Regulations, in order to enhance profitability and, therefore, membership value, and to help support the housing market. Mortgage-backed securities currently comprise most of the held-to-maturity securities and all of the trading securities on the Statements of Condition. Our philosophy is to invest in the mortgage-backed securities of GSEs and government agencies and in a small amount of residential mortgage-backed securities with private-label issuers. On their trade dates and thereafter to date, Moody’s and/or Standard & Poor’s have assigned triple-A ratings to all these securities. We strive to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital permitted by Finance Board Regulation. This multiple averaged 2.99 in 2007 compared to 2.95 in 2006.
The following table reconciles changes in the principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) in 2007 and 2006. The principal paydowns equated to an annual constant prepayment rate of 16 percent. As with the Mortgage Purchase Program, discussed above, refinancing incentives were modest during 2007 but accelerated in the fourth quarter and the first quarter of 2008.

(In millions)	2007	2006

Balance, beginning of year	$12,064	$12,240
Principal purchases	2,176	1,961
Principal paydowns	(2,083)	(2,137)

Balance, end of year	$12,157	$12,064

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	December 31, 2007	December 31, 2006

Security Type
Collateralized mortgage obligations	$5,170	$6,060
Pass-throughs	6,987	6,004

Total	$12,157	$12,064

Collateral Type
15-year collateral	$6,292	$7,380
20-year collateral	2,088	374
30-year collateral	3,777	4,310

Total	$12,157	$12,064

Issuer
GSE residential mortgage-backed securities	$11,782	$11,617
Agency residential mortgage-backed securities	20	32
Private-label residential mortgage-backed securities	355	415

Total	$12,157	$12,064

We increased the amount of pass-through securities with 20-year collateral in 2007, which was driven by our assessment of this collateral’s current comparatively favorable risk/return tradeoffs and by a desire to enhance the diversification of collateral types among our mortgage assets, including the Mortgage Purchase Program. As of the end of 2007, all but $4 million of our mortgage-backed securities had fixed rates and we owned no pass-throughs with 30-year original maturities. Because over 80 percent of Mortgage Purchase Program loans have 30-year original terms, purchasing pass-throughs with shorter original terms is one way we diversify mortgage assets to help manage market risk exposure. We also tend to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less market value sensitivity than other tranches.
At the end of 2007, we held $355 million in principal value of private-label securities, which represented three percent of total mortgage-backed security principal. These securities, which carry increased insurance coverage against credit losses, each have triple-A ratings. Based on our analysis of available data, we believe we have a minimal amount of exposure to mortgage loans in our private-label portfolio that are considered to have characteristics of “subprime” and none to “alternative” loans.

Consolidated Obligations
The table below presents, for the periods indicated, the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2007		2006		2005
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$35,576	$24,852	$22,022	$18,914	$17,634	$21,778
Discount	(139)	(89)	(75)	(47)	(56)	(49)

Total Consolidated Discount Notes	35,437	24,763	21,947	18,867	17,578	21,729

Consolidated Bonds:
Unswapped fixed-rate	25,514	25,890	26,000	26,204	26,728	25,712
Unswapped adjustable-rate	8,143	4,670	1,974	2,764	2,770	2,507
Swapped fixed-rate	12,507	23,051	25,445	25,972	24,368	23,581

Total Par Consolidated Bonds	46,164	53,611	53,419	54,940	53,866	51,800

Other items(1)	15	(118)	(180)	(327)	(346)	(269)

Total Consolidated Bonds	46,179	53,493	53,239	54,613	53,520	51,531

Total Consolidated Obligations (2)	$81,616	$78,256	$75,186	$73,480	$71,098	$73,260

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.
(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 12 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $1,189,706, $951,990 and $937,460 at December 31, 2007, 2006 and 2005, respectively.
All of our Bonds issued and outstanding in 2007, as in 2006 and 2005, had “plain-vanilla” interest terms. None had step-up, inverse floating rate, convertible, range, or zero-coupon structures. The relatively stable average and ending balances of unswapped fixed-rate Bonds reflected the overall modest growth in long-term assets.
Balances of Discount Notes, swapped fixed-rate Bonds, and unswapped adjustable-rate Bonds can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategies. In 2007, the balances of Discount Notes and unswapped adjustable-rate Bonds increased substantially on both an average and ending balance basis. The cost of these funding sources improved significantly more than the net cost of swapped Bonds (net of the cost of the related swaps), principally as a result of the financial market disruptions (see the “Conditions in the Economy and Financial Markets” section). The ability to have three distinct sources of short-term and adjustable-rate funding is an important benefit in managing our financial performance.
The following table shows the allocation on December 31, 2007 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

2008	$1,340	$3,762	$5	$5,107	$9,018
2009	1,070	2,993	5	4,068	235
2010	1,100	2,916	5	4,021	130
2011	1,233	1,512	5	2,750	-
2012	1,125	1,965	67	3,157	-
Thereafter	3,515	2,706	190	6,411	-

Total	$9,383	$15,854	$277	$25,514	$9,383

This allocation was consistent with that in the last several years. The Bonds were distributed smoothly throughout the maturity spectrum. Twenty-five percent ($6,411 million) had final remaining maturities greater than five years. These longer-term Bonds help hedge the extension risk of long-term mortgage assets. Thirty-seven percent ($9,383 million)

provide us with call options, which help manage the prepayment volatility of mortgage assets. Almost all of the callable Bonds have call dates within the next 12 months, and most of them are callable daily after an initial lockout period. Daily call options provide considerable flexibility to manage market risk exposure.
Obligations normally have an interest cost at a spread above that of U.S. Treasury Bills and Notes and below LIBOR. These spreads can be volatile, and in 2007 they tended to be wider and more volatile than in 2006, especially spreads to Treasury securities. The widening and increased volatility was due to the disruptions in the financial markets, which caused investors to demand more relative compensation for debt securities issued by non-government entities. However, we believe neither the level nor the volatility of spreads significantly hampered our operations. Some FHLBanks and other GSEs have at times faced a significant amount of negative publicity, which from time to time has temporarily increased the level and volatility of the cost of FHLBank System debt. However, we believe that in normal circumstances, other factors, such as supply and demand of debt obligations of all the GSEs, tend to have a larger impact on the System’s cost of funds.
Finance Board Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Obligations. Eligible assets principally include Advances, loans under the Mortgage Purchase Program, mortgage-backed securities, and money market investments. The following table shows our compliance with this requirement on the dates indicated.

(In millions)	December 31, 2007	December 31, 2006
Total Par Value Eligible Assets	$86,755	$80,956
Total Par Value Consolidated Obligations	(81,740)	(75,441)

Excess Eligible Assets	$5,015	$5,515

Deposits
Deposits have represented a small component of our funding in recent years. As shown on the Statements of Condition and the Average Balance Sheet and Yield/Rate tables, deposit balances increased modestly in 2007 over 2006 on both an average and ending basis.
Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Risk Management” section and our liquidity in the “Liquidity Risk and Contractual Obligations” section, each of which are in “Quantitative and Qualitative Disclosures About Risk Management.”

Capital Resources
Regulatory Limits on Capital Stock
The GLB Act and Finance Board Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, in which we target a floor on the regulatory quarterly average capital-to-asset ratio of 4.20 percent. The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods indicated.

	Year Ended December 31,
(In millions)	2007		2006		2005

	Year End	Average	Year End	Average	Year End	Average
GAAP Capital Stock	$3,473	$3,610	$3,658	$3,532	$3,504	$3,595
SFAS 150 – Related Stock	118	132	137	227	418	257

Regulatory Capital Stock	3,591	3,742	3,795	3,759	3,922	3,852
Retained Earnings	286	302	255	248	208	201

Regulatory Capital	$3,877	$4,044	$4,050	$4,007	$4,130	$4,053

GAAP and Regulatory Capital-to-Assets Ratios:

	2007		2006		2005

	Year End	Average	Year End	Average	Year End	Average
GAAP	4.29%	4.63%	4.80%	4.76%	4.81%	4.78%
Regulatory	4.43	4.80	4.98	5.05	5.35	5.11
In 2007, as in prior years, we continued to operate within our regulatory and policy limits for financial leverage. Our regulatory capital leverage increased in 2007, measured by a lower regulatory capital-to-assets ratio. We believe we can effectively manage the moderate additional amount of market risk exposure that resulted from the greater capital leverage. The increase in our capital leverage reflected several factors:
▪	strong Advance growth;

▪	the inability to pay stock dividends given our excess stock position in the context of the Finance Board’s Capital Rule;

▪	our repurchases of mandatorily redeemable capital stock from former members (especially RBS Citizens);

▪	our desire to maintain adequate liquidity from money market investments (especially during the disruptions in the financial markets) which, given the above three factors, required us to increase capital leverage; and

▪	our desire not to change the provisions of our Capital Plan, especially a desire not to end its cooperative capital feature.
We believe our lower capital-to-assets ratio compared to that of many other financial institutions is consistent with our relatively low risk profile and cooperative business model. In practice, we believe it is important to sustain an average regulatory capital ratio of at least 4.20 percent over a period of time in order to maximize the probability of maintaining our triple-A credit ratings.

Changes in Capital Stock Balance
The following table presents changes in our regulatory capital stock balances in 2007 and 2006.

(In millions)	2007	2006
Regulatory stock balance at beginning of year	$3,795	$3,922

Stock purchases:
Membership stock	49	29
Activity stock	308	10
Stock dividends		218
Stock repurchases:
Excess stock redemption requests	(98)	(1)
Other stock repurchases	(463)	(383)

Regulatory stock balance at the end of the year	$3,591	$3,795

The $204 million decrease in 2007 in regulatory stock resulted from the net impact of three factors:
▪	We repurchased a substantial amount of stock (mandatorily redeemable stock), most of it from our former member RBS Citizens.

▪	This was partially offset by purchases of new membership stock by many members to satisfy our annual membership stock requirement and by purchases of new activity stock by a few members who had maximized their usage of cooperative capital according to the provisions of our Capital Plan.

▪	We were unable to issue new capital stock from paying stock dividends.
Per the GLB Act and current Finance Board Regulations, we must redeem all SFAS 150 stock that is then excess no later than the end of a five-year waiting period (unless our safety and soundness would be in peril). We are permitted, at our option, to repurchase any excess stock sooner, as long as we meet all of our regulatory and policy requirements. In deciding to repurchase the excess stock in 2007 and 2006 before the end of the five-year period, management and the Board considered the following factors: the impact the repurchases would have on our liquidity and capital leverage; our Capital Plan objectives; our inability to regularly raise new capital by paying stock dividends due to the Finance Board’s Capital Rule; our ability to continue paying competitive dividends; potential rating agency concerns with too much capital leverage; the expected growth in Mission Asset Activity; and our market risk exposure. Finally, we considered the fact that, because stock requested to be redeemed is not available to cooperatively capitalize Mission Asset Activity, it carries less flexibility than other capital stock. Based on all these factors, the Board determined that it was prudent to repurchase the stock.
Excess Stock
The following table shows for the dates indicated the amount of available cooperative capital (i.e., cooperative excess stock), the amount of capital stock utilized cooperatively to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with cooperative capital.

(In millions)	December 31, 2007	December 31, 2006
Available cooperative excess capital stock	$282	$793

Cooperative utilization of capital stock	$525	$238

Mission Asset Activity capitalized with cooperative capital stock	$13,129	$5,961

On December 31, 2007, the cooperative utilization of stock provided capital for 19 percent of Mission Asset Activity. If our Capital Plan did not have a cooperative capital feature, members would have had to purchase an additional $525 million of stock to have the same total amount of Mission Asset Activity outstanding. The $512 million decrease in available cooperative capital was the result primarily of the strong growth in Mission Assets. The $287 million increase in the utilization of cooperative capital occurred because members who did not have excess stock of their own capitalized Mission Asset growth with cooperative capital.

The Finance Board’s Capital Rule does not permit us to pay stock dividends if the amount of our excess stock, as defined by the Finance Board, would exceed one percent of our total assets after the dividend. Under this rule, excess capital stock includes the amount cooperatively utilized in accordance with our Capital Plan. The following table shows, for the last two year ends, the amount of our excess stock (per the Finance Board’s definition). At the end of 2007, we were $68 million below the excess stock threshold and could have paid a stock dividend. However, given the volatility in the financial markets at the end of the year, we chose to be conservative regarding the Capital Rule and paid a cash dividend. We cannot predict if our excess stock will be above or below the regulatory limit in the future. For it to be below one percent of assets, which would allow us to be in a position to pay stock dividends, Mission Asset Activity would have to increase, or be sustained from, members who currently have excess stock of their own.

(In millions)	December 31, 2007	December 31, 2006
Excess capital stock (Finance Board definition)	$807	$1,191

Total assets	$87,532	$81,387

Regulatory limit on excess capital stock (one percent of total assets)	$875	$814

Excess capital stock (below) above regulatory limit	$(68)	$377

Retained Earnings
On December 31, 2007, stockholders’ investment in our company was supported by $286 million of retained earnings. This represented eight percent of total regulatory capital stock (including mandatorily redeemable (SFAS 150) stock) and 0.3 percent of total assets.
Membership and Stockholders
On December 31, 2007, we had 725 member stockholders. During 2007, 16 institutions became stockholders while 32 were lost, producing a net loss of 16 member stockholders. Of the 32 membership losses, 27 merged with other Fifth District members, four merged with institutions outside the Fifth District, and one was an involuntary withdrawal due to a receivership by the Federal Deposit Insurance Corporation.
The following table shows the number of member stockholders according to charter type for the period-ends presented.

	December 31,
	2007	2006	2005

Commercial Banks	480	496	503
Thrifts and Savings Banks	134	138	141
Credit Unions	98	97	94
Insurance Companies	13	10	4

Total Member Stockholders	725	741	742

At the end of 2007, 91 percent of all eligible commercial banks, 98 percent of all eligible thrifts and savings banks, and 48 percent of eligible credit unions with assets above $25 million were member stockholders. We will continue to recruit those non-member financial institutions that satisfy our eligibility requirements. The composition of membership by state was Ohio with 310, Kentucky with 219, and Tennessee with 196.

The table below provides a summary of member stockholders by asset size for the year ends indicated. Most of our member stockholders are small financial institutions, with 86 percent having assets at year-end 2007 of $500 million or less. As noted elsewhere, having larger members, such as those with assets over $1 billion, is critical to helping achieve our mission objectives, including providing valuable products and services to our smaller members.

	December 31,
Member Asset Size (1)	2007	2006	2005

Up to $100 million	249	270	288
> $100 up to $500 million	372	371	366
> $500 million up to $1 billion	54	54	45
> $1 billion	50	46	43

Total Member Stockholders	725	741	742

(1)	The December 31, 2007 membership numbers above reflect members’ assets as of September 30, 2007.
As shown in the following table, the allocation of our capital stock, including mandatorily redeemable capital stock, among stockholders is consistent with the allocation of the number of stockholders by type of institution. The stock outstanding to commercial banks and thrifts/savings banks decreased substantially in 2007. Most of the decrease occurred from our repurchase of some or all of the excess capital stock of several former members, the largest repurchase being from RBS Citizens.

(In millions)	Commercial	Thrifts and	Credit	Insurance
	Banks	Savings Banks	Unions	Companies	Other (1)	Total

December 31, 2007	$2,681	$638	$83	$72	$117	$3,591
December 31, 2006	2,946	677	83	40	49	3,795
December 31, 2005	2,763	645	76	20	418	3,922
(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This is considered mandatorily redeemable capital stock and is classified as a liability.
The following tables list member and former member institutions holding five percent or more of outstanding Class B capital stock on the dates indicated. The amounts include stock held by any known affiliates that are members of our FHLBank. The first four stockholders listed also had the highest Advance balances outstanding with us on both dates. Continuing a trend from prior years, at year-end 2007, the 51 percent concentration of capital stock from our five largest stockholders was substantially less than the 62 percent concentration of the top five Advance borrowers.

(Dollars in millions)
December 31, 2007
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$675	19%
Fifth Third Bank	372	10
National City Bank	327	9
The Huntington National Bank	231	7
AmTrust Bank (1)	214	6

Total	$1,819	51%

December 31, 2006
		Percent
Name	Balance	of Total

RBS Citizens, N.A. (2)	$582	15%
U.S. Bank, N.A.	526	14
Fifth Third Bank	372	10
AmTrust Bank (1)	214	6

Total	$1,694	45%

(1)	Formerly Ohio Savings Bank.
(2)	Formerly Charter One Bank, N.A.

RESULTS OF OPERATIONS
Components of Earnings and ROE
The following table is a summary income statement for the last three years. ROE equals net income divided by the average amount of stockholders’ equity. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of equity for the respective period.

(Dollars in millions)	2007		2006		2005
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)

Net interest income	$421	7.90%	$386	7.49%	$340	6.56%

Net (losses) gains on derivatives and hedging activities	(12)	(0.22)	2	0.04	(1)	(0.01)
Other non-interest income	6	0.11	4	0.07	4	0.07

Total non-interest (loss) income	(6)	(0.11)	6	0.11	3	0.06

Total revenue	415	7.79	392	7.60	343	6.62

Total other expense	(48)	(0.92)	(46)	(0.90)	(42)	(0.83)
Assessments	(98)	(b )	(93)	(b )	(81)	(b )

Net income	$269	6.87%	$253	6.70%	$220	5.79%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

(b)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Our net income and ROE rose in both 2007 and 2006 almost entirely because of higher net interest income. The 41 basis points increase in 2007’s ROE from net interest income occurred from, primarily, wider asset spreads due to more favorable funding costs and, secondarily, growth in the amount of average total assets. The 93 basis points increase in 2006’s ROE from net interest income was attributed to a $46 million gain in net interest income, all of which was from the positive effect of higher average short-term interest rates on the earnings generated by funding assets with interest free capital.
The net (losses) gains on derivatives and hedging activities, which relates mostly to fair value accounting in accordance with SFAS 133, had a moderate amount of volatility in 2007. The $14 million decrease in this account in 2007 from 2006, resulted in a 26 basis point reduction in ROE and was principally due to the volatile interest rate environment in the third and fourth quarters. Although we believe the derivatives we transact are, and will be throughout their lives, highly effective hedges, they are not perfect hedges. The unrealized fair value loss normally reverses over time as interest rates change and as the derivatives mature or are terminated early; however, we cannot predict future changes in this account, which depend heavily on movements in the LIBOR curve. For more information on our use of derivatives, see the “Use of Derivatives” section of Item 1. and the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”
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

Net interest income is derived from the net interest rate spread and from funding interest-earning assets with interest-free capital. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin. Because of our low net interest rate spread compared to other financial institutions, we generate a large proportion of net interest income from funding assets with our capital.
▪	Net interest rate spread. This component equals the balance of total earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion in accordance with SFAS 91, prepayment fees on Advances, and all other components of earnings from interest-earning assets net of funding costs.

▪	Earnings from funding assets with interest-free capital. We fund a portion of interest-earning assets with interest-free capital, which generates net interest income. As yields on assets funded with capital change from movements in market interest rates, earnings from capital funding move in the same direction. You can compute earnings from funding with capital as the average cost of interest-bearing liabilities multiplied by the difference between the amount of interest-earning assets and the amount of interest-bearing liabilities.
Average Balance Sheet and Yield/Rates
The following table provides yields/rates and average balances for the last three years. Income, expense, and computed yields/rates, net interest rate spread, and net interest margin all include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. In 2007 and 2006, the average rate of every asset and liability category increased (except for, in 2007, the small accounts “Other long-term investments” and “Loans to other FHLBanks”) for several reasons:
▪	Annual average short-term market interest rates rose, more so in 2006 than in 2007. The categories that have short-term maturities or adjustable-rate features increased more than long-term, fixed-rate categories due to this factor. Average market interest rates for these periods are shown in “Conditions in the Economy and Financial Markets.”

▪	Although market mortgage rates decreased modestly, average rates for Mortgage loans held for portfolio and mortgage-backed securities rose because of the timing of our purchases and because of a $7 million reduction in amortization expense for the former category and a $3 million gain in accretion for the latter category.

▪	Although intermediate-and long-term market rates decreased, the average rate on unswapped fixed-rate Consolidated Bonds rose because a substantial amount of low-cost Bonds matured, leaving Bonds with higher than average rates in the portfolio.

	2007			2006			2005
	Average		Average	Average		Average	Average		Average
(Dollars in millions)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)

Assets

Advances	$49,362	$2,592	5.25%	$45,801	$2,296	5.01%	$45,074	$1,527	3.39%

Mortgage loans held for portfolio (2)	8,817	467	5.30	8,413	430	5.12	8,442	428	5.07

Federal funds sold and securities purchased under resale agreements	6,737	346	5.14	7,234	364	5.03	7,536	247	3.28

Other short-term investments (3)	693	37	5.33	1,201	61	5.06	1,410	46	3.28

Interest-bearing deposits in banks	6,157	325	5.28	4,607	234	5.07	4,720	152	3.23

Mortgage-backed securities	12,100	580	4.79	11,829	546	4.62	11,923	534	4.48

Other long-term investments	19	1	5.72	26	1	5.77	33	2	5.60

Loans to other FHLBanks	7	-	4.70	10	1	4.81	14	1	3.26

Total earning assets	83,892	4,348	5.18	79,121	3,933	4.97	79,152	2,937	3.71

Allowance for credit losses on mortgage loans	-			-			-

Other assets	401			280			238

Total assets	$84,293			$79,401			$79,390

Liabilities and Capital

Term deposits	$131	7	5.15	$88	5	4.88	$149	4	3.05

Other interest bearing deposits	932	44	4.78	814	38	4.70	849	25	2.90

Short-term borrowings	24,763	1,235	4.99	18,867	925	4.90	21,729	677	3.11

Unswapped fixed-rate Consolidated Bonds	25,875	1,178	4.55	26,188	1,133	4.33	25,706	1,046	4.07

Unswapped adjustable-rate Consolidated Bonds	4,670	244	5.23	2,764	137	4.95	2,507	82	3.28

Swapped Consolidated Bonds	22,948	1,210	5.27	25,661	1,296	5.05	23,318	750	3.22

Mandatorily redeemable capital stock	132	9	6.90	227	13	5.81	257	13	5.19

Other borrowings	-	-	-	3	-	5.26	-	-	3.97

Total interest-bearing liabilities	79,451	3,927	4.94	74,612	3,547	4.75	74,515	2,597	3.48

Non-interest bearing deposits	14			1			8

Other liabilities	921			1,012			1,074

Total capital	3,907			3,776			3,793

Total liabilities and capital	$84,293			$79,401			$79,390

Net interest rate spread			0.24%			0.22%			0.23%

Net interest income and net interest margin		$421	0.50%		$386	0.49%		$340	0.43%

Average interest-earnings assets to interest-bearing liabilities			105.59%			106.04%			106.20%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the years displayed.
(3)	Other short-term investments are primarily composed of securities classified as available-for-sale; amounts are based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

Components of Net Interest Income
The following table shows, for the last three years, the two major components of net interest income, as well as the three major subcomponents of net interest spread.

	2007		2006		2005
(Dollars in millions)		Pct of		Pct of		Pct of
		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets

Components of net interest rate spread:
Other components of net interest rate spread	$229	0.27%	$199	0.25%	$207	0.26%
Net (amortization)/accretion (1) (2)	(30)	(0.03)	(33)	(0.04)	(29)	(0.03)
Prepayment fees on Advances, net (2)	3	-	6	0.01	-	-

Total net interest rate spread	202	0.24	172	0.22	178	0.23

Earnings from funding assets with interest-free capital	219	0.26	214	0.27	162	0.20

Total net interest income/net interest margin	$421	0.50%	$386	0.49%	$340	0.43%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.
(2)	These components of net interest rate spread have been segregated here to display their relative impact.
2007 Versus 2006. Of the $35 million increase in 2007’s net interest income, only $5 million occurred from higher earnings generated from funding assets with capital. The small increase reflected the minor increase in 2007’s average short-term interest rates, which resulted in only a 19 basis point higher average book cost of liabilities.
The larger component of the total gain in net interest income occurred from a $30 million increase related to the two basis points higher net interest rate spread. Total net amortization of noncash items in accordance with SFAS 91 improved net interest income by $3 million, which was offset by $3 million fewer Advance prepayment fees. However, the amount of Advance prepayment fees can be, and in the past has been, significant. We cannot predict future changes in the amount of net amortization or of prepayment fees. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances. Net amortization depends mostly on changes in market interest rates, which affect mortgage prepayment speeds and recognition of purchase premiums and discounts and the amount of Bonds we may call, both of which are the most important determinants of net amortization.
The $30 million increase in the other components of the net interest spread (excluding net amortization and prepayment fees) was the net result of several material factors discussed below in descending order of their impact.
▪	Wider spreads on short-term assets compared to funding costs—Favorable: In 2007 average spreads on many assets, especially short-term and adjustable-rate assets, widened relative to their funding costs. This had a large positive effect on our earnings. The most important reason was that, in the second half of the year, the interest costs of our short-term funding sources improved significantly due to the disruptions in the financial markets, as discussed in the “Conditions in the Economy and Financial Markets.” As of the date of this filing, the wider short-term asset spreads have partially dissipated. We cannot predict how long, if at all, the more favorable funding costs will continue, but to the extent they do, we would expect our earnings to continue to be elevated compared to what they would be under more normal funding cost levels.

▪	Maturity of low cost debt—Unfavorable: One of our key strategies to manage market risk exposure is to fund mortgage assets with a mix of long-term noncallable and callable unswapped Consolidated Bonds having a wide range of final maturities. In 2007, we retired $5.5 billion of such Bonds with a weighted average coupon of 4.38 percent, a preponderance of which we had designated as funding mortgage-backed securities and, secondarily, as funding loans under the Mortgage Purchase Program. We had issued many of these Bonds in 2001-2004 during that period’s historically low interest rates and steep positively sloped market yield curves. These low cost Bonds tend to have average book costs materially below the book yields of the mortgage assets they funded. We expect this factor to continue negatively affecting our financial performance in the next several years, because of the continued large amount of such Bonds that will mature compared to the book yields on the mortgage assets expected to pay down. For example, by the end of 2008,

$3.1 billion of Bonds designated as funding mortgage assets will mature with an average book cost of 3.82 percent, while the mortgage assets projected to pay down have a book yield of 5.12 percent.

▪	Growth in balance of average assets—Favorable: Average total assets expanded in 2007 by $4,892 million. Most of the growth was in Advances. We estimate that this factor improved earnings in the range of $5 million to $10 million based on our range of estimates of the average net spreads we earned on the new assets.

▪	Repurchase of mandatorily redeemable capital stock (SFAS 150)—Favorable: Because we repurchased $561 million of capital stock, the average balance of mandatorily redeemable stock decreased $95 million in 2007. Interest expense on this stock is accrued at the dividend rate paid. The lower interest expense increased net interest income by approximately $4 million. Repurchase of mandatorily redeemable capital stock normally does not materially affect ROE. See the “Capital Resources” section of the “Analysis of Financial Condition” for more information.
2006 Versus 2005. All of the increase in net interest income resulted from the positive effect of the increase in average short-term interest rates on the earnings generated by funding assets with interest free capital. This resulted in an increase to net interest income of $52 million, which was partially offset by a $6 million decrease in the net interest spread resulting from several favorable and unfavorable factors.
Favorable Factors:
▪	The higher short-term interest rates improved earnings from our large overnight asset gap, in which we have more assets repricing daily than liabilities.

▪	Net spreads to funding costs on certain short-term and adjustable-rate assets widened.

▪	Advance prepayment fees increased $6 million.
Unfavorable Factors:
▪	We reduced our market risk exposure by decreasing the amount of our funding of long-term fixed rate assets with short-term debt and by increasing the amount of callable Bonds funding mortgage assets.

▪	We retired a substantial amount of low-cost Bonds. This is the same factor addressed above for the comparison of 2007 versus 2006.

▪	We purchased mortgage assets at relatively narrow spreads.

▪	Net amortization under SFAS 91 increased $4 million.

▪	There was a shift in composition of Advances from long-term fixed and Convertible/Putable Advances toward short-term and adjustable-rate Advances, which tend to have lower spreads to funding costs.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

(In millions)	2007 over 2006			2006 over 2005
	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income
Advances	$179	$117	$296	$25	$744	$769
Mortgage loans held for portfolio	21	16	37	(2)	4	2
Federal funds sold and securities purchased under resale agreements	(25)	7	(18)	(10)	127	117
Other short-term investments	(26)	2	(24)	(7)	22	15
Interest-bearing deposits in banks	78	13	91	(3)	85	82
Mortgage-backed securities	13	21	34	(4)	16	12
Other long-term investments	-	-	-	(1)	-	(1)
Loans to other FHLBanks	(1)	-	(1)	-	-	-

Total	239	176	415	(2)	998	996

Increase (decrease) in interest expense
Term deposits	2	-	2	(1)	2	1
Other interest bearing deposits	5	1	6	(1)	14	13
Short-term borrowings	289	21	310	(89)	337	248
Unswapped fixed-rate Consolidated Bonds	(13)	58	45	20	67	87
Unswapped adjustable-rate Consolidated Bonds	94	13	107	8	47	55
Swapped Consolidated Bonds	(137)	51	(86)	75	471	546
Mandatorily redeemable capital stock	(5)	1	(4)	(2)	2	-
Other borrowings	-	-	-	-	-	-

Total	235	145	380	10	940	950

Increase (decrease) in net interest income	$4	$31	$35	$(12)	$58	$46

The rate contribution category was responsible for nearly all of the increase in total net interest income in 2007. This represented the net effect of more favorable average funding costs resulting in slightly wider spreads on short-term assets, and the modest impact of higher average short-term interest rates on earnings from funding assets with interest-free capital.
Effect of the Use of Derivatives on Net Interest Income
Among other things, we use derivatives to synthetically transform the fixed-rate interest rate terms of Advances and Consolidated Obligations into adjustable-rate LIBOR-based coupon rates (normally indexed to 3-month LIBOR). The following table shows this effect of derivatives on our net interest income for the last three years.

(In millions)	2007	2006	2005

Advances (1)	$63	$8	$(112)
Mortgage purchase commitments (2)	2	2	2
Consolidated Obligations (1)	(103)	(269)	(35)

Decrease in net interest income	$(38)	$(259)	$(145)

(1)	Relates to interest rate swap interest.
(2)	Relates to the amortization of derivative fair value adjustments.
For each period shown, the total decrease in net interest income resulting from derivatives activity represented the net effect of three factors:
▪	the economic cost of hedging purchased options embedded in Advances;

▪	the increase in net interest income from converting below-market coupons to at-market coupons on swapped Advances with purchased options; and

▪	the decrease in net interest income from converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Consolidated Bonds.

These factors are affected by changes in both short-term LIBOR and the notional principal amounts of swapped Advances and swapped Bonds. Although our use of derivatives lowered net interest income in all three years, they made our earnings and market risk profile significantly more stable. For further discussion of our use and accounting for derivatives, see the “Use of Derivatives in Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the last three years.

(Dollars in millions)	2007	2006	2005

Other (Loss) Income
Net (losses) gains on derivatives and hedging activities	$(12)	$2	$(1)
Other non-interest income, net	6	4	4

Total other (loss) income	$(6)	$6	$3

Other Expense
Compensation and benefits	$25	$25	$21
Other operating expense	13	11	12
Finance Board	3	3	3
Office of Finance	3	2	2
Other expenses	4	5	4

Total other expense	$48	$46	$42

Average total assets	$84,293	$79,401	$79,390
Average regulatory capital	4,044	4,007	4,053

Total other expense to average total assets(1)	0.06%	0.06%	0.05%
Total other expense to average regulatory capital(1)	1.20%	1.15%	1.05%
(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
The $12 million fair value net loss on derivatives and hedging activities in 2007 resulted principally from the volatile interest rate environment in the third and fourth quarters, as discussed in the “Components of Earnings and ROE” section above. We ended 2007 with over $28 billion in notional principal amount of derivatives transactions outstanding, which was over seven times the amount of our capital. Thus, this fair value loss represented only 4 basis points of notional principal, which we believe was not significant.
In 2007 compared to 2006, total other expenses increased a relatively small $2 million (five percent). This modest growth was less than that experienced in 2004-2006 and reflected primarily a slowdown in additions to staff. Our total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks, and we continue to maintain a sharp focus on operating costs.

Analysis of Quarterly ROE
The following table is a summary statement of quarterly ROE for 2007.

	2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Net interest income:
Net (amortization)/accretion	(0.55)%	(0.34)%	(0.54)%	(0.80)%	(0.56)%
Prepayment fees	0.02	0.16	0.01	0.01	0.05
Other net interest income	8.05	8.11	8.45	9.04	8.41

Total net interest income	7.52	7.93	7.92	8.25	7.90

Net (losses) gains on derivatives and hedging activities	(0.09)	(0.02)	(0.34)	(0.45)	(0.22)
Other non-interest income	0.09	0.10	0.12	0.13	0.11

Total non-interest (loss) income	-	0.08	(0.22)	(0.32)	(0.11)

Total revenue	7.52	8.01	7.70	7.93	7.79

Total other expense	(0.89)	(0.90)	(0.90)	(0.97)	(0.92)
Assessments	(a )	(a )	(a )	(a )	(a )

ROE	6.63%	7.11%	6.80%	6.96%	6.87%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
ROE from “other net interest income” increased materially in the third and fourth quarters of 2007 despite those two quarters’ lower average short-term market rates, which usually would reduce our earnings. The increase in these two quarters’ ROE from other net interest income occurred mostly from 2007’s wider asset spreads, more favorable funding costs, and growth in average assets. These factors more than offset the net losses on derivatives and hedging activities in the third and fourth quarters and the significant net amortization in the fourth quarter.
REFCORP and Affordable Housing Program Assessments
REFCORP is assessed at 20 percent of net earnings before the Affordable Housing Program. The Affordable Housing Program expense is assessed at the greater of an aggregate of $100 million for the FHLBank System or 10 percent of net earnings after REFCORP, before the Affordable Housing Program expense and before interest on mandatorily redeemable capital stock. Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.7 percent effective annualized net assessment (“tax”) rate. The REFCORP assessment is currently expected to be statutorily retired at some point between 2010 and 2015, depending on the level of the FHLBank System’s earnings. It is likely to be retired closer to 2010 than to 2015.
In 2007, assessments totaled $98 million, which reduced the ROE by 251 basis points, compared to total assessments of $93 million in 2006, which reduced ROE by 246 basis points. The burden of assessments rose because net income before assessments increased more than average capital on a percentage basis. See Notes 13 and 14 to the Financial Statements for additional information.

Segment Information
Note 17 of the Notes to Financial Statements presents general information on the two operating business segments we have identified. It is important to note that we manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than at the level of individual operating business segments. Under this approach, the market risk/return profile of each operating business segment does not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes each segment’s operating results for the last three years.

(Dollars in millions)
	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total

2007
Net interest income	$331	$90	$421

Net income	$208	$61	$269

Average assets	$74,226	$10,067	$84,293

Assumed average capital allocation	$3,441	$466	$3,907

Return on Average Assets (1)	0.28%	0.61%	0.32%

Return on Average Equity (1)	6.03%	13.10%	6.87%

2006
Net interest income	$302	$84	$386

Net income	$197	$56	$253

Average assets	$69,599	$9,802	$79,401

Assumed average capital allocation	$3,310	$466	$3,776

Return on Average Assets (1)	0.28%	0.57%	0.32%

Return on Average Equity (1)	5.95%	12.03%	6.70%

2005
Net interest income	$261	$79	$340

Net income	$169	$51	$220

Average assets	$70,041	$9,349	$79,390

Assumed average capital allocation	$3,346	$447	$3,793

Return on Average Assets(1)	0.24%	0.55%	0.28%

Return on Average Equity(1)	5.03%	11.48%	5.79%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
The eight basis point increase in 2007’s ROE resulted primarily from the factors identified above for the entire balance sheet. The most important factor accounting for the 92 basis points increase in 2006’s ROE over 2005 was the increase in earnings from funding assets with interest-free capital in a higher average short-term interest rate environment.
Mortgage Purchase Program Segment
The 107 basis points increase in 2007’s ROE was the result of more capital leverage and a $7 million reduction in SFAS 91 amortization expense. Amortization expense decreased because monthly mortgage rates were less volatile in 2007 than in 2006. Removing these two effects, 2007’s ROE would have decreased approximately 200 basis points, due to the maturity of low cost debt relative to the book yields on the loans that paid down and the purchase of new mortgage loans at relatively narrow incremental spreads. The 55 basis points increase in 2006’s ROE was the result primarily of the effect of higher short-term interest rates on the earnings generated from allocated capital and on the large balance of short-term assets (assumed to be overnight Federal funds) allocated to the segment.
We expect that the profitability of this segment will decrease over the next several years as substantial amounts of Bonds mature that have book costs well below the book yields on the loans they are funding. However, we believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay stockholders. We expect that over time this segment will exhibit more earnings volatility than the Traditional Member Finance segment. As discussed elsewhere, mortgage assets are the largest source of our market risk exposure, and the effect of market risk exposure from the mortgage-backed securities in the Traditional Member Finance segment is diluted by this segment’s Advances and money market investments.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
We believe that business risk and market risk are the most significant risks we face. Business risk is the potential adverse impact on achievement of our mission or corporate objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we have limited control or influence. In 2007, we experienced business risks resulting from the Finance Board’s final Capital Rule that became effective in January 2007 and from the membership termination of one of our largest stockholders and borrowers. See the “Executive Overview” for discussion of both events. To date, our Mission Asset Activity and earnings have benefited from the disruptions in the credit and mortgage markets, although we cannot predict that this will continue to be the case.
Market Risk
Measurement and Management of Market Risk Exposure
We define market risk exposure as the risk of fluctuations in both the economic value of our stockholders’ capital investment in the FHLBank and the level of future earnings from unexpected changes in, and the volatility of, the market environment (most importantly interest rates) and our business operating conditions. The economic value of capital is referred to as the market value of equity, which relates to longer-term market risk exposure. There is normally a tradeoff between our long-term market risk exposure and the shorter-term earnings component. We attempt to minimize long-term market risk exposure while earning a competitive return on members’ capital stock investment. We refer to this tradeoff as the “market risk/return profile.” Effective management of both components is important in order to attract and retain members and capital and to encourage growth in Mission Asset Activity.
The primary challenges in effectively managing the market risk/return profile arise from two factors:
▪	There is a tradeoff between earning a competitive return on members’ capital investment and correlating this return positively with short-term interest rates.

▪	We are subject to unfavorable changes in prepayment speeds on our mortgage assets, referred to as prepayment optionality. In many market environments, prepayment optionality makes our market value of equity decrease for both higher and lower interest rates.
As discussed in Item 1.’s “Mission and Corporate Objectives” section, we believe member stockholders prefer to earn a dividend payable on their capital investment that tracks short-term interest rates.
If earnings and short-term interest rates were perfectly correlated with each other, the market value of equity would also have a strong positive correlation with interest rates. A financial instrument’s market value, including equity, depends on being able to reinvest principal and interest cash flows at current market interest rates. However, when interest rates rise, market value normally decreases because we cannot reinvest the cash flows instantaneously at higher interest rates. For the same reason, when interest rates decline, market value normally increases. The longer cash flows are held before being reinvested, the more the market value changes in response to movements in interest rates.

Because of our cooperative ownership structure and modest risk profile, our spreads between asset yields and debt costs tend to be narrow. We tend to hedge non-mortgage assets—Advances and money market investments—with debt having the same or similar maturities. This minimizes the market risk exposure to these assets. In order to help generate a competitive return on capital, we invest our capital in a maturity ladder of assets and normally engage in a limited amount of funding of long-term assets with shorter-term debt, which we refer to as “short funding.” These practices enable earnings to benefit from the fact that, on average over time, the yield curve has been upward sloping. However, they also normally make both the level of ROE and the market value of equity correlate inversely with the level of interest rates. The result is a tradeoff between earning a competitive return on capital and correlating ROE positively with short-term interest rates.
Unhedged changes in mortgage prepayment speeds, which comprise our largest source of residual market risk exposure, makes balancing this tradeoff more difficult to achieve. Prepayment speeds change primarily in response to changes in actual and expected future mortgage interest rates and, secondarily, in response to changes in other factors such as the type of mortgage assets we hold, their final maturities, the age of the mortgage loans, home sales, geographical terms, and the historical pattern of the evolution of interest rates. Prepayment speeds tend to accelerate when rates fall (referred to as contraction risk) and tend to slow down when rates rise (referred to as extension risk).
The assumptions in long-term market risk measures—typically instantaneous, permanent and parallel changes in interest rates—are important in analyzing overall market risk exposure but are incomplete indicators of that exposure and are less helpful in guiding earnings expectations and sensitivities. They do not indicate the timing of cash flow differences between assets and liabilities, nor do they incorporate active management responses to changes in the market environment or consider the effects of changes in future business activity or the passage of time. To address these limitations, we use additional analytics of market risk exposure including, among others, earnings simulations/sensitivities; key-rate durations of equity; cash flow/repricing gaps; long-term gap analysis, and basis risk exposure.
We analyze market risk under a variety of interest rate scenarios, including stressed scenarios, and perform sensitivity analysis of the many variables that can affect market risk. These variables include the level and volatility of interest rates, the shape of market yield curves, mortgage prepayment speeds, the level, composition and profitability of Mission Asset Activity, and our strategies in managing the market risk/return profile. We use several models from third party software companies. These models enable us to analyze our financial instruments using rigorous valuation techniques of optionality, including mortgage prepayment speeds, call and put options, and caps/floors. We regularly assess the effects of different assumptions, techniques and methodologies on the measurements of market risk exposure, including comparisons to alternative models and information from brokers/dealers.
We manage our market risk/return profile at the level of, and within the context of, the entire balance sheet. We hedge the prepayment optionality of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. We attempt to hold a portfolio of Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. However, because it is normally cost-prohibitive to completely hedge mortgage prepayment speeds, a residual amount of market risk typically remains after hedging activities. Changes in mortgage prepayment speeds, especially faster speeds in lower interest rate environments, generally reduce earnings and make them more volatile.
Policy Limits on Market Risk Exposure
Our Financial Management Policy has five sets of limits regarding market risk exposure, as outlined below.
▪	Capital Leverage. Finance Board Regulations require us to maintain at least a 4.00 percent regulatory capital-to-assets ratio. We have adopted a more restrictive additional target in our Financial Management Policy, requiring us to maintain a quarterly average ratio of at least 4.20 percent.

▪	Market Value of Equity Sensitivity. The market value of equity (for the entire balance sheet) must be between positive and negative 15 percent of the current balance sheet’s market value of equity in two hypothetical interest rate scenarios: up 200 basis points and down 200 basis points from the current interest

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
These policy limits relate largely to long-term market risk exposure. Finance Board Regulations require the limits for capital leverage and risk-based capital; the other limits are established by our Board of Directors. Except for the capital leverage requirement, with which we comply daily, we determine our compliance with these policy limits at every month end or more frequently if market or business conditions change significantly. Finance Board Regulations also limit market risk and credit risk by specifying additional restrictions on the types of mortgage loans, mortgage-backed securities and other investments we can hold. We have not purchased a large amount of securities of private-label issuers, which we believe can have more volatility in prepayment speeds than GSE mortgage-backed securities, and have tended to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. Finally, as described in the “Credit Services” section of Item 1., we also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.
We complied with each of our policy limits for market risk exposure in each month of 2007 and 2006, as discussed in the sections below.
Capital Leverage
See the “Capital Resources” section of the “Analysis of Financial Condition” for information on our capital leverage.
Market Value of Equity and Duration of Equity
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to movements in interest rates and other variables.
The market value of equity is the current theoretical market value of assets minus the current theoretical market value of liabilities. It measures, in present value terms, the long-term economic value of current capital and the long-term level and volatility of net interest income. It does not measure the value of our company as a going concern because it does not consider future new business activity, risk management strategies, or the net profitability of assets after funding costs are subtracted. We analyze the sensitivity of the market value of equity to changes in interest rates, prepayment speeds, options prices, mortgage and debt spreads, interest rate volatility, and other market variables.
The duration of equity is a second way to measure long-term market risk exposure. Duration generally indicates the expected change in an instrument’s market value from a small movement in interest rates. It is a measure of price volatility. Duration is positively related to an instrument’s stated maturity and, usually, is inversely related to the value of an instrument’s option. It can represent the weighted average amount of time until the principal and interest of a financial instrument can be reinvested. This time-to-reinvest concept relates to the market value sensitivity of a financial instrument because the amount of sensitivity directly corresponds to how long one must wait to reinvest an instrument’s principal and interest cash flows into the current interest rate environment.
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
For example, a positive five-year duration of equity indicates that the market value of equity is expected to change inversely with interest rates: a 100 basis points increase in all interest rates would be expected to decrease the market value of equity by 5.0 percent; and a 100 basis points decrease in all interest rates would be expected to increase the market value of equity by 5.0 percent. A negative duration, by contrast, indicates that the market value of equity is expected to change in the same direction as interest rates. The duration of equity will change as interest rates move because there will be changes in the expected cash flows of instruments with options, especially for mortgage prepayment speeds.
The following table presents the market value of equity and duration of equity sensitivity profiles for the entire balance sheet for selected periods and interest rate shocks (in basis points).
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Monthly Average

2007
Market Value of Equity	$3,781	$3,967	$3,978	$3,935	$3,860	$3,767	$3,571

% Change from Flat Case	(3.9)%	0.8%	1.1%	–	(1.9)%	(4.3)%	(9.3)%

2006
Market Value of Equity	$3,881	$4,005	$3,996	$3,949	$3,880	$3,800	$3,633
% Change from Flat Case	(1.7)%	1.4%	1.2%	–	(1.7)%	(3.8)%	(8.0)%

Year-End

2007
Market Value of Equity	$3,477	$3,729	$3,809	$3,814	$3,765	$3,685	$3,497
% Change from Flat Case	(8.8)%	(2.2)%	(0.1)%	–	(1.3)%	(3.4)%	(8.3)%

2006
Market Value of Equity	$3,852	$4,053	$4,073	$4,043	$3,983	$3,905	$3,732
% Change from Flat Case	(4.7)%	0.2%	0.7%	–	(1.5)%	(3.4)%	(7.7)%
Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Monthly Average

2007	(6.3)	(2.0)	1.1	3.3	4.7	5.3	5.5

2006	(4.9)	(0.5)	1.6	3.1	4.1	4.6	4.7

Year-End

2007	(7.2)	(5.6)	(2.3)	1.5	3.7	5.0	5.2

2006	(6.3)	(2.4)	0.5	2.4	3.8	4.5	4.8
During 2007, as in 2006, we believe our market risk exposure continued to be moderate and well managed, although there was volatility, particularly for large increases and decreases in rates. The average 2007 changes in these market risk measures, compared to both all of 2006 and on December 31, 2006, indicated a slight increase in market risk exposure. This was due primarily to the trend of lower long-term interest rates; a steeper LIBOR market yield curve; and an increase in the ratio of the mortgage assets to regulatory capital due to our repurchases of SFAS 150 stock and our inability to raise new capital through paying stock dividends. We engaged in dynamic management activities, which partially offset the effect of these two factors.
We believe the changes in these market risk measures indicated a modest, not excessive, increase in market risk exposure to significant movements in interest rates, especially in longer-term rates. In addition, earnings simulations performed each month using a three to five year future time horizon showed little change in our market risk exposure.

Given that we cannot completely hedge mortgage prepayment optionality at an acceptable cost, we have chosen to position our market risk exposure more to severe movements in interest rates, rather than to moderate interest rate changes. We believe our history of having manageable earnings volatility reflects our moderate overall market risk exposure.
Market-to-Book Value Ratio of Regulatory Capital
The ratio of the market value to book value of total regulatory capital indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities. A ratio greater than 100 percent indicates that if we were to liquidate our balance sheet, we would be able to do so at a net gain of cash. A ratio below 100 percent indicates that liquidation would involve a loss of cash. Changes in the market-to-book value ratio of regulatory capital provide a rough indication of the value of future net interest income from the current balance sheet.
The following table presents monthly average and year-end ratios of the market value to book value of total regulatory capital for the current (flat-rate) interest rate environment for the periods indicated. These ratios were stable in 2007 and 2006. We believe that this relative stability and the 98 percent average ratio in 2007 were further indications of our moderate market risk exposure.

	Monthly Average	Year-End

2007	98%	99%

2006	99%	100%
Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of the prepayment optionality associated with mortgage assets that we cannot completely hedge at an acceptable cost. We analyze the mortgage assets portfolio both together with and separately from the entire balance sheet. The portfolio includes mortgage-backed securities; loans under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts; overnight assets or funding for balancing the portfolio; and allocated capital.
The following table presents the results of the net asset market value sensitivity of the mortgage assets portfolio for selected periods and interest rate shocks (in basis points). We complied with the policy limits for this portfolio at each month end in 2007 and 2006.
Change in Market Value as % of Asset Book Value

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Monthly Average

2007	(0.9)%	0.1%	0.2%	–	(0.3)%	(0.8)%	(1.6)%

2006	(0.6)%	0.1%	0.2%	–	(0.3)%	(0.6)%	(1.3)%

Year-End

2007	(1.6)%	(0.4)%	0.0%	–	(0.3)%	(0.7)%	(1.7)%

2006	(1.2)%	(0.1)%	0.1%	–	(0.2)%	(0.6)%	(1.4)%

The following table presents the sensitivities of the market value of equity and duration of equity (in years) of the portfolio for selected periods and interest rate shocks (in basis points). We allocated equity using the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not necessarily what would result from an economic allocation of equity to the mortgage assets portfolio but, because it uses the same regulatory capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet.
Market Value and Duration of Equity

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Monthly Average

2007
% Change Market Value of Equity	(23.9)%	2.6%	4.8%	–	(9.3)%	(20.9)%	(45.4)%

Duration of Equity	(46.3)	(13.3)	3.1	15.1	24.1	31.5	46.3

2006
% Change Market Value of Equity	(13.2)%	3.2%	3.7%	–	(6.4)%	(14.2)%	(30.7)%

Duration of Equity	(31.0)	(6.2)	3.3	10.5	15.7	19.4	24.3

Year-End

2007
% Change Market Value of Equity	(49.3)%	(12.0)%	(0.7)%	–	(7.6)%	(20.0)%	(49.9)%

Duration of Equity	(73.0)	(34.6)	(12.5)	8.5	22.6	35.1	59.8

2006
% Change Market Value of Equity	(27.1)%	(1.6)%	2.1%	–	(5.7)%	(13.8)%	(31.4)%

Duration of Equity	(40.3)	(13.3)	(0.2)	8.5	15.1	19.9	26.1
The table shows that the market risk exposure of the mortgage asset portfolio had similar trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had substantially greater market risk exposure and volatility than the entire balance sheet.
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

The following table shows for the dates and period indicated the amount of risk-based capital required, the amount of permanent capital, and the amount of excess permanent capital.

(Dollars in millions)	Year End 2007	Monthly Average 2007	Year End 2006
Market risk-based capital	$ 263	$ 304	$ 246
Credit risk-based capital	207	204	198
Operational risk-based capital	141	152	133

Total risk-based capital requirement	611	660	577
Total permanent capital	3,877	4,044	4,050

Excess permanent capital	$ 3,266	$ 3,384	$ 3,473

Risk-based capital as a percent of permanent capital	16%	16%	14%

The risk-based capital requirement has been relatively stable in the last several years and historically has not been a binding constraint on our operations. Therefore, we do not use it to actively manage our market risk exposure.
Earnings Volatility
An important measure of potential earnings volatility is earnings-at-risk simulations of projected net income over a multi-year horizon under various interest rate scenarios, balance sheet projections, asset spreads, risk management strategies and sensitivities of mortgage prepayment speeds. We perform multiple earnings simulations using sophisticated third-party software models that permit us to consider all the factors and assumptions that determine earnings. For information on current and potential earnings trends, see the “Current Challenges” section of the “Executive Overview.”
We have not established policy limits on short-term earnings volatility for three reasons. First, as changes occur in market and business conditions, it is important to be able to respond with flexibility to manage the tradeoffs involved in controlling both short-term earnings sensitivity and long-term market risk exposure. Policy limits for both components of market risk exposure could adversely constrain this flexibility. Second, our Retained Earnings Policy is based on, among other factors, potential earnings volatility. Third, the requirement to pay a competitive dividend rate each quarter provides a strong discipline for us to manage and control earnings exposure.
Basis risk is defined as the exposure to a potential loss in the market value of equity or earnings from asymmetric movements in the benchmark interest rates underlying the values of assets and liabilities or from asymmetric movements in the spreads to the benchmark interest rates of the assets and liabilities. We monitor basis risk daily. A significant source of basis risk is the difference between the amount of assets indexed to LIBOR and the amount of these assets funded with Discount Notes. However, funding LIBOR assets with Discount Notes enables us to benefit from a widening of the spread between LIBOR and Discount Notes and to quickly reposition our funding when advantageous. Another source of basis risk is changes in mortgage rates versus changes in Consolidated Bond rates. We have limited means to manage this risk because Bonds are our primary funding vehicle for mortgage assets. However, we can partially manage the risk because we can access a wide range of debt structures for hedging when the basis risk between specific mortgage and debt instruments may be particularly problematic. The basis risk exposure between fixed-rate Advances and Obligations is negligible because we directly change Advance rates in response to changes in the cost of Obligations.
Use of Derivatives in Risk Management
The “Use of Derivatives” section in Item 1. discusses our use of derivatives in relation to managing market risk exposure. We strive to ensure that the terms and characteristics of the derivatives we execute closely or exactly match those of the hedged Advances and Obligations. Therefore, the volatility in the market value of equity and earnings from application of SFAS 133 has historically been moderate. The following table presents for the last three year ends the notional principal amounts of the derivatives used to hedge other financial instruments.

		December 31,
(In millions)		2007	2006	2005
Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$12,507	$26,485	$24,367
Convertible Advances	Interest rate swap	3,892	4,485	6,794
Putable Advances	Interest rate swap	5,779	444	–
Advances with purchased caps and/or floors	Interest rate swap	2,400	10	10
Regular Fixed-Rate Advances	Interest rate swap	3,430	365	240
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	24	86	28

Total based on hedged item (1)		$28,032	$31,875	$31,439

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
We transact interest rate swaps to hedge the first five items in the table. The decrease in swaps hedging Obligations reflected our strategy to increase use of Discount Notes and decrease use of these types of swaps in response to relative improvements in Discount Note funding costs during 2007’s financial market disruptions. Of the year-2007 increase in the notional principal amount of swaps hedging Putable Advances, $4,000 million came from Advances to one member. The increase in swaps hedging Advances with purchased caps and/or floors occurred from our introduction of a new Advance program that to date two members have used. The increase in swaps hedging regular fixed-rate Advances was the result of our decision to hedge some of these Advances (not having options) with swaps instead of Consolidated Bonds as part of our balance sheet management activities. To hedge Mandatory Delivery Contracts, we use a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship for the last three year ends. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

(In millions)	2007	2006	2005

Shortcut (Fair Value) Treatment
Advances	$6,101	$809	$240
Mortgage Purchase Program	–	–	–
Investments	–	–	–
Consolidated Obligations	7,942	23,470	18,492

Total	14,043	24,279	18,732

Long-haul (Fair Value) Treatment
Advances	9,302	4,475	6,794
Mortgage Purchase Program	–	–	–
Investments	–	–	–
Consolidated Obligations	4,565	3,015	5,875

Total	13,867	7,490	12,669

Economic Hedges
Advances	98	20	10
Mandatory Delivery Contracts	48	107	39
To-be-announced mortgage-backed securities hedges	24	86	28
Investments	–	–	–
Consolidated Obligations	–	–	–

Total	170	213	77

Total Derivatives	$28,080	$31,982	$31,478

The interest rate swaps that hedge Advances and Obligations are normally eligible for fair value hedge accounting in accordance with SFAS 133. Fair value hedge accounting can be either shortcut treatment or long-haul treatment. As of December 31, 2007, we received shortcut accounting treatment on $14,043 million (50 percent) of total derivative transactions outstanding. Shortcut accounting permits the assumption of no hedge ineffectiveness, resulting in no effect from these derivatives transactions on earnings and capital. The increase in Advance hedges receiving shortcut accounting treatment reflected an increase in swaps of Putable Advances with non-complex options and of regular fixed-rate Advances; normally we are able to account for these types of Advances swaps as shortcut hedges.
On December 31, 2007, we designated $13,867 million (49 percent) of derivatives as long-haul fair value hedges. For these, as long as certain conditions apply, we are permitted to offset the monthly changes in the derivatives’ fair values with the monthly changes in the fair values of the risk being hedged in the on-balance sheet hedged instruments. The increase in Advance hedges receiving long-haul accounting reflected growth in certain Putable Advances with complex options and in Advances with caps and/or floors. The large decrease in the amount of Obligation hedges receiving shortcut hedge accounting resulted from the overall reduction in swapped Obligation positions, replaced by Discount Notes, as noted above.
We expect an increase in future hedge transactions that are accounted for under long-haul accounting for two reasons. First, members may have an increased interest for options-based Advance programs (as reflected in the long-haul section of the table above) where such transactions do not qualify for shortcut treatment. Second, in light of the continued evolution of more rigid accounting interpretations surrounding shortcut and to minimize the related accounting risk, we expect to continue to reduce the use of this method. These factors could result in an increase in earnings volatility over time.
The remaining $170 million (one percent) of derivatives are economic hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument but that does not qualify for hedge accounting treatment or for which the FHLBank has not designated it in such a qualifying hedge relationship. The fair value changes in these economic hedge relationships tend to closely offset each other, as designed.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, to delayed receipt of interest and principal, or to counterparties’ nonpayment of interest due on derivative transactions. As explained below, we believe we have limited exposure to credit risk. Therefore, we have not established a loss reserve for any assets.
Credit Services
Overview. Credit risk exposure from our lending activity is managed through various forms and degrees of collateralization, credit underwriting, valuation of collateral, physical collateral review, and collateral perfection. The terms and conditions of members’ borrowing relationships are determined by criteria specified in our Credit Policy. We have aggressive processes to identify and manage credit risk, including very conservative collateralization of member borrowings. As discussed below, we believe we have an immaterial residual amount of exposure to poorly performing subprime and nontraditional mortgages, and we have policies and procedures in place to monitor and mitigate any such exposure we do have. Because of these factors and the fact that we have never experienced a credit related loss or delinquency on an Advance, we have not established a loan loss reserve for Credit Services.
Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any Credit Services transaction. Each borrowing member must execute a Blanket Security Agreement that sets forth the necessary collateral requirements. We assign six levels of collateral status: Blanket, Securities, Listing, Assigned, Physical, and Recorded. Each member is assigned a status based on its FHLBank assigned credit rating (described below), the member’s current financial condition, capitalization, level of problem assets, and other credit risk factors.
Blanket collateral status is the least restrictive collateral status. It is assigned to 90 percent of members, consisting of lower risk institutions. Under a Blanket status, the member borrower is not required to deliver loan level detail on pledged loans. We monitor eligible collateral under Blanket status using regulatory financial reports, which most members submit quarterly, or periodic collateral “certification” documents submitted by all significant borrowers.

Lower risk members that choose not to pledge loan collateral are assigned Securities status. A member under Assigned or Listing collateral status must pledge, and provide us information on, specifically identified individual loans that meet certain minimum qualifications.
Physical and Recorded are the most restrictive collateral statuses, which we assign to members experiencing significant financial difficulties, insurance companies pledging loans, and de novo financial institutions. Insurance companies are generally required to deliver collateral due to the fact that they do not have the backing of the Federal Deposit Insurance Corporation or other deposit insurance fund controlled by a regulator. De novo institutions are required to deliver collateral until they have developed a financial history and are trending strongly toward profitability. We require borrowers assigned to these statuses to deliver into our possession securities and/or original notes, mortgages or deeds of trust. The instruments we accept are highly restrictive and subject to a conservative valuation process.
Most of our collateral is 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Other eligible collateral includes:
▪	multi-family mortgage loans;

▪	securities issued, insured, or guaranteed by the U.S. government or any of its agencies;

▪	cash or deposits in the FHLBank;

▪	other real estate-related collateral acceptable to us, including commercial real estate loans, home equity loans, farm real estate loans, and commercial mortgage backed securities, provided that the collateral has a readily ascertainable value and we can perfect a security interest in the property; and

▪	non-real estate secured loans to small or agriculture businesses that may be pledged by Community Financial Institutions.
We require Advances to be overcollateralized. Overcollateralization rates, referred to as Collateral Maintenance Requirements (CMR), and valuation processes vary by the loan type or security pledged and by our internal risk ratings assigned to each member and to each loan type pledged. We obtain loan collateral values either via periodic certifications members provide directly to us or from regulatory reports. In situations where we provide borrowing capacity against an entire portfolio of loans, values on specifically assigned residential mortgage loans are derived from an in-house system based on benchmark secondary market pricing where available. These values are adjusted for the underwriting characteristics of each individual loan. In most circumstances, if a member requests borrowing capacity against specifically assigned loans other than 1-4 family mortgage loans, third party valuation services are used.
Under normal circumstances, CMRs for pledged 1-4 family loans range from 125 to 175 percent and for multi-family loans range from 125 to 250 percent. These requirements are adjusted upward for higher risk portfolios, as indicated by poor loan performance, and may be further adjusted for poor credit administration and/or significant subprime or nontraditional mortgage loan exposure as identified during on-site review processes (see separate section on subprime and nontraditional mortgage lending below for more information). CMRs for non-residential loan collateral are higher, ranging from 150 percent to 500 percent based on a variety of factors. Along with stringent program eligibility requirements, we believe the higher CMRs for these collateral types effectively mitigate their potential credit risk.
Perfection. As additional security for members’ indebtedness, we have a statutory lien on their FHLBank capital stock. With certain unlikely exceptions, the FHLBank Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor.
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
Subprime and Nontraditional Mortgage Loan Collateral. For a number of years, we have had processes in place to identify subprime loans pledged by members to which we have “high credit risk exposure.” We use a scaled approach to identify members with high credit risk exposure based on Advance-to-asset ratios relative to the institution’s credit rating. Members with high credit risk exposure include both well rated institutions with large Advance balances, and poorly rated institutions with low balances.
We perform on-site collateral reviews of members we have deemed to have high credit risk exposure. The reviews include identification of loans that meet our definition of subprime. In the fourth quarter of 2007, we expanded these reviews to include loans that met our definition of “nontraditional mortgage loans” (NTM). Our definitions of subprime and NTM are expansive and conservative. Subprime loans include loans to borrowers with Fair Isaac and Company (FICO) scores below 640; loans with a recent delinquency history; loans to borrowers with a history of bankruptcy, foreclosure or significant judgments; and loans with high risk underwriting characteristics in terms of FICO score, debt-to-income ratio, and loan-to-value ratio. NTMs include interest only loans; certain hybrid, payment option and teaser rate adjustable-rate mortgages not underwritten to the fully indexed rate; negative amortization loans; stated income loans; and loans underwritten with a “piggyback” or “silent second” mortgage as a substitute for borrower equity. During the review process, we estimate overall subprime and nontraditional mortgage exposure levels by performing random statistical sampling of residential loans in the member’s pledged portfolios. We also rate each such loan based on its FICO score, debt-to-income ratio, and loan-to-value ratio.
We increase our Collateral Maintenance Requirements, which can be translated into “haircuts,” up to 50 additional percentage points for the subprime segment of each pledged loan portfolio. The magnitude of the adjustment depends on the risk characteristics of the subprime and/or NTM portfolios themselves. We increase collateral requirements for portfolio segments having layered risk elements, for example, subprime NTMs or loans with multiple NTM characteristics. Portfolios that have low FICO scores, relatively high loan-to-value ratios, and high debt-to income-ratios are subject to the most aggressive haircut adjustments. As previously discussed, our standard haircuts are already risk adjusted based on the financial strength of the member institution and the performance of the portfolio pledged. Haircut adjustments for subprime and NTM portfolios are add-ons to these already risk-based standard haircuts.
Further, we apply separate haircut adjustments for pledged private-label residential mortgage-backed securities for which there is available information on subprime loan collateral. These haircuts increase as subprime collateral levels increase. No security with more than one-third subprime collateral is eligible for pledge.
For member institutions that have been subject to an FHLBank performed on-site review, we estimate that approximately 22 percent of pledged loan collateral has one or more subprime characteristics. This estimate is likely conservative if applied to all of our members, in that it is based on our review of high credit risk members. Although we have estimated NTM exposure levels for some member institutions, due to the fact this is a relatively new process, we have not reviewed a sufficient number of institutions to offer an exposure estimate.

Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit underwriting analysis and consideration of available credit ratings from independent credit rating organizations. The following table shows the distribution of internal credit ratings assigned to member and non-member borrowers as of December 31, 2007.
   (Dollars in millions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	138	$33,224	87	$23,386	$31,794
2	197	18,630	138	12,619	17,838
3	245	25,823	210	11,291	21,796
4	115	17,405	93	9,318	17,289
5	18	655	15	384	577
6	18	6,041	15	2,777	6,029
7	7	130	4	101	111

Total	738	$101,908	562	$59,876	$95,434

The left side shows the borrowing capacity of both members and non-member borrowers (former members with remaining outstanding Advances or Letters of Credit). The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. A small number of borrowers (six percent) and modest amount of borrowing capacity ($6,717 million, or seven percent) were related to institutions with credit ratings of 5 or below. For total members and borrowing nonmembers, 79 percent had one of the top three credit ratings and 94 percent had one of the top four credit ratings. These percentages were similar for the data using all borrowers.
There was a noticeable downward trend in some member credit ratings during the fourth quarter of 2007. Changes were largely due to asset quality deterioration at a few larger member institutions, much of which was related to market deterioration in 1-4 family lending activities. We have increased our collateral haircuts and taken other actions to mitigate the added risk.
Mortgage Purchase Program
Overview. Although we use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include (in order of priority) primary mortgage insurance and, for conventional loans only, the Lender Risk Account and Supplemental Mortgage Insurance purchased by the PFI from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, primary mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level.
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
Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member or Supplemental Insurance provider experienced a loss on loans sold to us. Delinquencies have been minimal. Because of the strong credit enhancements and the history of strong credit quality, we believe our exposure to credit risk on conventional loans is de minimis and we have not established a loan loss reserve for the Program. Also, the 15 percent of our acquired mortgage loans backed by the FHA have a 100 percent U.S. government guarantee; therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance for these loans.
Lender Risk Account. The Lender Risk Account is a key feature that helps protect us against credit losses on conventional mortgage loans. It is a performance-based purchase price holdback for the PFI on each conventional loan it sells to the FHLBank; therefore, it provides members an incentive to sell us high quality loans. We assign each PFI a separate Lender Risk Account percentage, which we may vary over time for the PFI on separate Master Commitment Contracts. The percentage amount of the Lender Risk Account is based on our determination, made at the time a Master Commitment Contract is established, of the losses we expect on the loans to be delivered under that Contract. The percentages range from 30 basis points to 50 basis points of the loans’ purchased principal balance.
We use a Standard & Poor’s credit assessment model, which the Finance Board has approved, to assign the Lender Risk Account percentage to each PFI and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans the PFIs commit to deliver and the loans actually delivered to us for the likelihood of timely payment of principal and interest. It assigns a credit score based on numerous standard borrower attributes such as the loan-to-value ratio, loan purpose (purchase of home, refinance, or cash-out refinance), quality and quantity of documentation, income and debt expense ratios, credit scores, etc.
At the time of loan funding, Lender Risk Account funds are deducted from the purchase price, aggregated by Master Commitment Contract, and recorded as distinct accounts payable (due to the PFI) as an increase to “Other liabilities” in the Statements of Condition. These funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance, if any, on any loans in the pool we have purchased. They are also available to cover non-credit losses, such as those related to natural disasters, deemed unrecoverable by the Supplemental Mortgage Insurance provider. If conventional loan losses, on a loan-by-loan basis, exceed homeowner’s equity and applicable primary mortgage insurance, the proceeds from the Lender Risk Account are drawn on to cover these residual losses until the Account is exhausted. Any portion of the Account not needed to help cover actual loan losses in excess of homeowner’s equity and any applicable primary mortgage insurance is returned to the PFI over a scheduled time period, normally beginning five years after the Master Commitment Contract is filled and ending after the eleventh year. If losses occur after scheduled payments from the Account are made to the PFI, such funds are no longer available to cover the losses.
The following table presents changes in the Lender Risk Account for the years indicated. The amount of loss claims was approximately zero.

(In millions)	2007	2006

Lender Risk Account at beginning of year	$46	$42
Additions	5	4
Claims	-	-
Scheduled distributions	(1)	-

Lender Risk Account at end of year	$50	$46

Losses in excess of the Lender Risk Account are absorbed through a second layer of credit enhancement, Supplemental Mortgage Insurance, which is provided and paid for by the PFI and purchased from one of our two third-party providers, naming us as insured.

Loan Characteristics. The following table shows two measures of the conventional loan portfolio’s credit quality as of December 31, 2007. The distributions of the loan-to-value ratios and the FICO scores are each based on data from the origination dates of the loans weighted by unpaid principal. The distributions and averages for each category were not materially different than at the end of 2006 and 2005.

	Percent			Percent
Loan-to-Value	of Principal	FICO Score		of Principal

<= 60%	21%	< 620		0%
> 60% to 70%	18	620 to < 660		4
> 70% to 80%	53	660 to < 700		10
> 80% to 90%	5	700 to < 740		19
> 90%	3	>= 740		67

Weighted Average	70%	751	Total	100%

FICO provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. Our policy is that we will not purchase conventional loans with a FICO score of less than 620. In addition, for a loan with a cash-out refinancing (in which the mortgagee receives a portion of the property’s equity as cash at the closing of the loan), we require higher FICO scores if the loan-to-value ratio is above certain thresholds. The mortgage industry generally considers a FICO score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. Conventional loans with FICO scores under 660 totaled $323 million, or four percent of the total conventional portfolio. These data have been relatively steady in the last three years, and we believe they are another indication that the Mortgage Purchase Program has a favorable credit quality. Based on the available data, we believe we have very little exposure to loans in our Mortgage Purchase Program that are considered to have characteristics of “subprime” or “alternative” loans.
Another indication of credit quality is data on actual delinquencies. On December 31, 2007, the Program had $16 million (0.2 percent) of conventional principal and $34 million (2.6 percent) of FHA principal that were 90 days or more delinquent and not in foreclosure. These rates were below the national average delinquency rates of 0.3 percent for conventional fixed-rate principal and 3.0 percent for FHA fixed-rate principal, measured by the most recent Mortgage Bankers Association National Delinquency Survey. We had no loans on nonaccrual status. Because of the credit enhancements on conventional loans and the government guarantee on FHA loans, we believe we have little, if any, credit loss exposure to loans on delinquent status.
The geographical allocation of loans in the Program was concentrated in the Midwest, as shown on the following table for the end of 2007 based on unpaid principal balance. The allocation was almost identical at the end of 2006. Loans were underrepresented in the Northeast and West, regions that historically have had the most exposure to credit problems. However, Ohio had one of the highest state foreclosure rates in 2007. Most of the Midwest property locations of our purchased loans were in Ohio, which is a situation we will continue to monitor.

Midwest	48%	IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Northeast	7	CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
Southeast	25	AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV.
Southwest	12	AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT.
West	8	AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY.

Total	100%

Almost all of our mortgage loans make principal and interest payments on a “schedule/scheduled” basis. This means that the PFI, in its capacity as servicer, is required to remit these payments to us even if it has not received them from the mortgagee. This feature provides smoother cash flows when a loan is delinquent, but it does not provide an additional credit enhancement. Also, in the unlikely event that a PFI defaults on its payment obligation, we hold the PFI’s capital stock as collateral per the terms of a Blanket Security Agreement, as well as any excess loan or securities collateral that may be pledged under that agreement.
We also purchase conventional loans on an “actual/actual” basis. This means that the loan servicer remits these payments to us when it receives them from the mortgagee. Because of our historically negligible delinquencies on conventional loans and because we believe the amount of loans we purchase under this servicing option will be fairly small, we assess that the additional credit risk from an “actual/actual” servicing structure will be de minimis. However, we will routinely monitor these loans to determine the ongoing need to provide for a loan loss reserve. To date we have purchased a very small amount—less than $2 million—of loans under this servicing structure.
Other Information on Credit Risk. We believe credit risk exposure to loan servicers is minimal. Although servicing entails a number of activities, the primary risk is that the servicer does not remit loan payments in a timely manner. Loan servicers are subject to our servicing reviews. If material servicing concerns are identified during this process or otherwise, servicing can be moved to another institution. For non-member servicers (situations where the PFI sells servicing rights to an FHLBank-approved third party), the credit exposure is unsecured. Non-member servicers are subjected to standard underwriting procedures in addition to our servicing reviews. We currently have one non-member performing servicing for acquired member assets, Washington Mutual, which is currently rated single-A by Moody’s and Standard & Poor’s.
We also believe we have a very small amount of credit exposure to our two providers of Supplemental Mortgage Insurance. We subject them to the standard credit underwriting analysis and additionally estimate our potential exposure based on historically high industry loss rate factors that we further stress. At year-end 2007, we had an estimated exposure of $16 million to these providers. We believe this constitutes an acceptable amount of credit risk exposure if our entire conventional portfolio went into default and the Supplemental Mortgage Insurance providers were financially unable to pay the resulting claims. Because we have had only 31 claims in the Mortgage Purchase Program in its entire existence on over 100,000 conventional loans purchased, none of which were funded by the Supplemental Mortgage Insurance providers, we believe it is unlikely that claims would rise to a significant level.
If either Supplemental Mortgage Insurance provider were to be assigned a ratings downgrade below AA, the mortgage pools covered by that provider would be reassessed to determine if additional credit enhancements would be required to maintain the AA pool rating required by the Federal Housing Finance Board regulation. Because, given the financial market disruptions, the ratings of some providers may be downgraded to below AA, we are in discussions with additional providers, so as to be in a position to provide acceptable credit enhancements if warranted on specific pools.
Investments
Most money market investments are unsecured and therefore present credit risk exposure. Our Financial Management Policy permits us to invest in only highly rated counterparties. It also specifies constrained limits on the amount of unsecured credit exposure we are permitted to extend to individual and affiliated counterparties. Each counterparty’s limit is based on its long-term counterparty credit ratings from nationally recognized statistical rating agencies (NRSRO) and on percentages, which vary by credit rating category, of the lesser of our total capital or the counterparty’s Tier 1 capital.
We supplement the formulaic limits on credit exposure with internal credit underwriting analysis performed in a department separate from the investment function. We also monitor the creditworthiness of counterparties by reviewing market news and movements in stock prices and debt spreads. If we perceive credit risk has deteriorated or may deteriorate, we are able to immediately suspend new activity with individual counterparties and holding companies, put them on a Trading Room “watch list,” apply tighter maturity or dollar limits than permitted in the Financial Management Policy, liquidate securities holdings, and/or steer investment priorities away from the particular counterparties or market segments. The short-term nature of these investments and the negotiability of investment types generally enable us to quickly mitigate actual or perceived credit exposure problems.

A credit event for an investment security could be triggered by default or delayed payments of principal or interest on the security, or from a security’s rating downgrade that results in a realized market value loss. We believe our investment policies and practices are such that the credit risk exposure of our investment portfolio is nominal. The following table presents for the last two year ends the par amount of unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services. The table excludes securities repurchased under resale agreements, which are secured. The allocation differences between the two periods were consistent with normal fluctuations in our investment activity.

	December 31, 2007	December 31, 2006
(In millions)

Aaa/AAA	$-	$891
Aa/AA	9,316	12,987
A	2,885	3,485
Baa/BBB	-	-

Total	$12,201	$17,363

Our Financial Management Policy also establishes guidelines for our investment in mortgage-backed securities. Substantially all of these are GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by Ginnie Mae. We have never held any asset-backed securities. At the end of 2007, we held six private label mortgage-backed securities totaling a principal balance of $355 million. Although these securities can carry greater credit risk than GSE and agency mortgage-backed securities, the ones we own all have triple-A ratings, carry increased credit subordination involving additional collateral beyond that required to receive the triple-A rating, and consist of residential fixed-rate mortgage loans.
Based on the available data, we believe we had a de minimis amount—less than 0.1 percent of our total mortgage-backed securities portfolio—of exposure to “subprime,” and no exposure to “alternative,” mortgage loans in our private-label portfolio. We have policies in place to mitigate any such exposure (including increased credit subordination) and to limit the percentage of private-label mortgage-backed securities we can purchase that may have characteristics of these types of loans. We also have procedures to monitor any such exposure.
As indicated in Note 7 to the Notes to Financial Statements, as of year-end 2007 and 2006, our held-to-maturity securities portfolio had net unrealized losses. This was due to the generally higher level of interest rates at year-end, compared to the interest rate levels when we purchased the securities. We believe the financial market disruptions in the third and fourth quarters had an immaterial impact on the estimated fair values of our investment securities, because almost all of these securities were comprised of prime-rated loans. We have determined that all these unrealized losses were temporary, a consequence of movements in interest rates, and not an indication of deterioration of the creditworthiness of the issuers or of the underlying collateral. We believe it is probable we will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, we have the intent, as well as sufficient liquidity, to hold the securities to their final payments, which should result in full recovery of any unrealized losses.
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
We perform credit underwriting and contemporaneous monitoring on derivatives counterparties similar to those activities with unsecured investment counterparties. Each counterparty is required to deliver us high quality collateral in an amount equal to our net market value exposure, if any, to the counterparty that exceeds contractual threshold limits. We value each derivative daily using a sophisticated market-tested third party software model. The residual amount of credit risk exposure is the cost of replacing the derivatives if the counterparty defaults on payments due, net of the value of collateral we hold.

The table below presents the net market value exposure as of December 31, 2007 for interest rate swap derivatives outstanding.
(Dollars in millions)

			Mark-to-	Market Value	Market Value	Net Market-
Credit Rating	Number of	Notional	Market	of Collateral	of Collateral	to-Market
Category (1)	Counterparties	Principal	Valuation	Held	Delivered	Exposure

Aaa/AAA	-	$-	$-	$-	$-	$-
Aa/AA	14	20,217	(134)	(8)	80	(62)
A	3	7,791	(180)	-	108	(72)

Total	17	$28,008	$(314)	$(8)	$188	$(134)

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
The 17 counterparties with whom we had interest rate swaps outstanding had $134 million of net market value exposure to us. None of our counterparties carried a long-term credit rating lower than A- from an NRSRO. Because of the collateralization process, and the strong credit quality and ratings of our derivative counterparties, we do not expect any credit losses from our derivative transactions.
Liquidity Risk and Contractual Obligations
Liquidity Information
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost efficient manner. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in 2007, our share of participations in debt issuance was $625.4 billion of Discount Notes and $34.9 billion of Consolidated Bonds.
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
Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In 2007, as in 2006, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to access capital markets to issue Consolidated Obligations.
Based on the measure of contingency liquidity, as well as other standard liquidity measures, and based on our demonstrated ability to access the capital markets for debt issuance, we believe we had ample liquidity reserves on each day in 2007 and 2006. We actively monitor all of our liquidity measures. In the credit and mortgage markets’ liquidity crisis that began in the third quarter as described in “Conditions in the Economy and Financial Markets,” the FHLBank System has continued to have uninterrupted access to liquidity via debt issuances. The System’s triple-A debt ratings have been, and continue to be, instrumental in ensuring the availability of this liquidity source.

Contingency Liquidity Requirement
To meet the contingency liquidity requirement, we must hold sources of liquidity, in the event our access to the capital markets is impeded for seven business days, in an amount at least equal to the sum of the following items:
▪	100 percent of liabilities maturing or called in the next seven business days (net of liabilities issued, not yet settled);

▪	100 percent of assets traded, not yet settled, and Advance commitments;

▪	100 percent of Advances maturing; and

▪	a hypothetical percentage increase in Advances, computed based on recent balance experience.
Sources of liquidity for the contingency liquidity requirement include the following:
▪	cash;

▪	overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available-for-sale negotiable securities, 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities, and certain other investments as detailed in our Financial Management Policy;

▪	Advances maturing within the next seven business days; and

▪	principal and interest payments to be received within the next seven business days on mortgage-backed securities.
The following table presents the components of the contingency liquidity requirement on December 31.

(In millions)	2007	2006

Total Contingency Liquidity Reserves	$29,274	$29,409
Total Requirement	(19,661)	(16,427)

Excess Contingency Liquidity Available	$9,613	$12,982

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

(In millions)	2007	2006

Total Eligible Deposit Reserves	$58,217	$44,504
Total Member Deposits	(1,046)	(926)

Excess Deposit Reserves	$57,171	$43,578

Investment Liquidity Requirement
We are also required to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.

Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement on December 31.

(In millions)	2007	2006

Total Eligible Investments	$12,545	$14,686
Total Reserve Requirement	(6,630)	(4,669)

Excess Daily Liquidity Reserves	$5,915	$10,017

The amount of excess liquidity reserves was substantially lower at the end of 2007 than the end of 2006 because at the end of 2007 we had a smaller balance of money market investments and a larger balance of Discount Notes.
Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of December 31, 2007 according to their expiration terms or payment due dates. We expect that we will continue to have sufficient liquidity to satisfy these obligations on a timely basis.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$19,723	$11,929	$6,792	$7,720	$46,164
Mandatorily redeemable capital stock	-	19	99	-	118
Other long-term obligations (term deposits) – par	117	-	-	-	117
Pension and other postretirement benefit obligations	1	3	3	13	20
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	2	1	6

Total Contractual Obligations before off-balance sheet items	19,842	11,953	6,896	7,734	46,425

Off-balance sheet items (1)
Commitments to fund additional Advances	6	-	-	-	6
Standby Letters of Credit	6,755	80	35	53	6,923
Standby bond purchase agreements	13	199	-	-	212
Commitments to fund mortgage loans	48	-	-	-	48
Consolidated Obligations traded, not yet settled	-	-	20	210	230
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments	-	-	-	-	-

Total off-balance sheet items	6,822	279	55	263	7,419

Total Contractual Obligations and off-balance sheet items	$26,664	$12,232	$6,951	$7,997	$53,844

(1)	Represents notional amount of related off-balance sheet obligations.
Operational Risk
Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. We mitigate operational risk through adherence to internal department procedures and controls, use of tested information systems, disaster recovery provisions for those systems, acquisition of insurance coverage to help protect us from financial exposure relating to errors or fraud by our personnel, and comprehensive policies and procedures related to Human Resources. In addition, our Internal Audit Department, which reports directly to the Audit Committee of our Board of Directors, regularly monitors and tests compliance from a best practices perspective with all policies, procedures, and applicable regulatory requirements.
We believe there were no material developments regarding our operational risk in 2007.
Internal Department Procedures and Controls
Each of our departments maintains and regularly reviews and enhances as needed a system of internal procedures and controls, including those that address proper segregation of duties. Each system prevents any one individual from processing the entirety of a transaction that affect member accounts, correspondent FHLBank accounts and third party servicers providing support to us. We review daily and periodic transaction activity reports in a timely manner to detect erroneous or fraudulent activity. Procedures and controls also are assessed on an enterprise-wide basis, independently from the business unit departments.
Information Systems
We have an Information Technology Committee of the Board of Directors that has oversight responsibility for the timely and effective introduction, application, and support of appropriate automated facilities in concert with our business objectives. The Information Technology Steering Committee (a management committee) reports to the Board Committee, approves long-range information technology initiatives and annual disaster recovery test plans, and periodically reviews data security standards and safeguards.
We employ a systems development life cycle and test methodology for all significant software changes, new applications, system upgrades and disaster recovery tests. This testing and validation is designed to ensure continuity of business processing. The methodology includes documented test plans, cases and evaluations.
Disaster Recovery Provisions
We have a Business Resumption Contingency Plan that provides us with the ability to maintain operations in various business disruption scenarios. A committee of staff reviews and updates this plan periodically to ensure that it serves our changing operational needs and that of our members. We have an off-site facility in a suburb of Cincinnati, Ohio, which is tested at least annually. We also have a back-up agreement in place with the FHLBank of Indianapolis in the event that both of our Cincinnati facilities are inoperable.
Insurance Coverage
We have insurance coverage for employee fraud, forgery and wrongdoing, as well as Directors’ and Officers’ liability coverage that provides protection for breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability.
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
Comprehensive policies and procedures are in place to limit Employment Practices Risk. These are supported by an established internal control system that is routinely monitored and audited. With respect to Human Capital Risk, we strive to maintain a competitive salary and benefit structure, which is regularly reviewed and updated as appropriate to attract and retain qualified staff. In addition, we have a management succession plan that is reviewed and approved by our Board of Directors.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Introduction
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported periods. Although management believes its judgments, estimates, and assumptions are reasonably accurate, actual results may differ.
We have identified four critical accounting policies that require management to make subjective or complex judgments about inherently uncertain matters. Our financial condition and results of operations could be materially affected under different conditions or different assumptions related to these accounting policies.

Accounting for Derivatives and Hedging Activity (SFAS 133)
In accordance with SFAS 133, we record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings. SFAS 133’s requirements are irrespective of the accounting treatment for fair value changes in the instruments being hedged by the derivatives. Generally, we strive to use derivatives that effectively hedge specific assets or liabilities and that therefore may qualify for fair value hedge accounting. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting, partially or fully, the change in fair value of the derivatives.
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
We plan our use of derivatives so to maximize the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments. Accordingly, we are permitted to designate most of our derivative transactions so that they receive shortcut or long-haul fair value hedge accounting. The result is that there is modest earnings volatility from hedging market risk with derivatives. In accordance with Finance Board Regulations, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2007 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We have not engaged in any macro hedging of market risk or credit risk using derivatives. We have not executed any indexed principal swaps, futures, caps, collars and floors, except to the extent they have been embedded in interest rate swaps that hedge assets or liabilities with identical options.
We consider hedges of committed Advances and Obligations to be eligible for the shortcut provisions (paragraph 68) of SFAS 133 so long as settlement of the committed Advance or Obligation occurs within the shortest period possible for that type of instrument. We have defined the market settlement conventions to be five business days or less for Advances and thirty calendar days or less (using a next business day convention) for Obligations. We also believe that the conditions of paragraph 68(b) are met if the fair value of the swap is zero on the date we enter into the commitment to issue the hedged item. These conditions are necessary, in addition to the other requirements of paragraph 68, to establish eligibility for shortcut accounting. However, in light of the continued evolution of accounting interpretations surrounding the shortcut method, as of the end of 2007, the only newly traded derivatives that we generally will account for under shortcut treatment are swaps that hedge standard Putable Advances.
In order to determine if a derivative can receive long-haul accounting we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged in the related hedged instrument. To do this, each month we perform effectiveness testing using a consistently applied standard statistical methodology called regression analysis that measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass pre-defined critical values to enable us to conclude that the fair values of the derivative transaction have a close correlation and strong relationship with the fair values of the hedged instrument. If this conclusion is reached, the derivative transaction is said to pass effectiveness testing and long-haul accounting is permitted. If these measures are outside any of the tolerances, effectiveness testing fails. This means the hedge no longer qualifies for hedge accounting, resulting in recording the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument.
Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test would be rare. This has been the case historically. Because of this and the close hedging relationship the impact on earnings from recording the derivatives designated as long-haul fair value hedges has been modest. We expect this to continue in the future.

Each month, we compute estimated fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. This analysis indicates that, for derivatives receiving long-haul fair accounting, the total net difference between the fair values for the derivatives and the fair values for the related hedged instruments would be a relatively modest dollar amount, even under an assumption of an extremely stressed interest rate environment. This is because, as noted previously, each derivative/hedged instrument transaction has very closely related, or exactly matched, characteristics such as notional amount, final maturity, options, interest payment frequencies, reset dates, etc. Any fair value differences that occur are primarily due to the fact that our interest rate swaps have an adjustable-rate LIBOR leg (which is referenced to 1- or 3-month LIBOR), whereas the hedged instruments do not.
An important element of effectiveness testing is the duration of the derivative and the hedged instrument. The effective duration will be affected mostly by the final maturity and any option characteristics. In general, the shorter the effective duration the more likely it is that effectiveness testing would fail. This is because, given a relatively short duration, the LIBOR leg of the swap is a relatively important component (very small dollar changes may result in relatively large statistical movements) of the monthly change in the derivative’s fair value, and there is no offsetting LIBOR leg on the hedged instrument.
If a derivative/hedged instrument transaction does fail effectiveness testing, it does not mean that the hedge relationship is no longer successful in achieving its intended economic purpose. For example, an Obligation hedged with an interest rate swap creates adjustable-rate LIBOR funding, which is used to match fund adjustable-rate LIBOR and other short-term Advances. The hedge achieves the desired result (matching the net funding with the asset) because, economically, the Advance is part of the overall hedging strategy and the reason for engaging in the derivative transaction.
Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities (SFAS 91)
SFAS 91 can result in substantial earnings volatility, most of which is within our Mortgage Purchase Program, mortgage-backed securities, and Obligations. Normally, earnings volatility from applying SFAS 91 associated with Obligations is less pronounced than that for mortgage assets. Therefore, this discussion focuses on the application of SFAS 91 to accounting for mortgage assets.
When we purchase or invest in mortgages, we normally pay an amount that differs from the principal balance. A premium price is paid if the purchase price exceeds the principal amount. A discount price is paid if the purchase price is less than the principal amount. SFAS 91 requires deferral and amortization/accretion of premiums/discounts to net interest income in a manner such that the yield recognized each month on the underlying asset is constant over the asset’s historical life and estimated future life. This is called the constant effective (level) yield method.
We typically pay more than the principal balance when the interest rate on a purchased mortgage is greater than the prevailing market rate for similar mortgages. The net purchase premium is amortized as a reduction in the mortgage’s book yield. Similarly, if we pay less than the principal balance, the net discount is accreted in the same manner as the premium, resulting in an increase in the mortgage’s book yield. We have purchased most of the loans in the Mortgage Purchase Program at premiums. Mortgage-backed securities have been purchased at net discounts, and we have tended to purchase them at prices close to par. The latter reduces SFAS 91 volatility for these securities compared to purchased mortgage loans. At the end of 2007, the Mortgage Purchase Program had a net premium balance of $66.4 million and mortgage-backed securities had a net discount balance of $22.8 million, with a resulting total net premium balance of $43.6 million.
The constant effective yield method is updated monthly and uses actual historical and projected principal cash flows. Prepayment speeds are normally affected most by changes in interest rates. When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the mortgages’ book yields on premium balances and an increase in book yields on discount balances. The opposite effect tends to occur when interest rates rise. When interest rates are volatile, there can be substantial fluctuation in the accounting recognition of premiums and discounts.

We perform SFAS 91 amortization as follows. The mortgages under the Mortgage Purchase Program are stratified into multiple portfolios according to common characteristics such as coupon interest rate, final original maturity (mostly 15, 20, and 30 years), loan age, and type of mortgage (i.e., conventional and FHA). We compute SFAS 91 for each mortgage-backed security separately. Projected prepayment speeds are derived using a nationally recognized, market-tested third party prepayment model. They are computed based on a single interest rate scenario of implied forward interest rates for LIBOR and residential mortgages computed from the daily average market interest rate environment from the previous month. Implied forward interest rates are used because they underlie many market practices, both from a theoretical and operating perspective. We regularly test the reasonableness and accuracy of the prepayment model by comparing its projections to actual prepayment results experienced over time and to dealer prepayment indications.
As projections of future prepayment speeds change and as actual prepayments received in the prior month differ from what we had projected for the prior month, our amortization/accretion changes. The immediate adjustment and the schedules for future amortization/accretion are based on applying the new constant effective book yield as if they had been in effect since the purchase of the assets. When actual prepayments are higher than previously predicted, amortization/accretion normally accelerates. When actual prepayments are lower, amortization/accretion normally decelerates. In general, reductions in interest rates are expected to result in a larger acceleration of amortization for premium mortgage assets, compared to the deceleration effect of higher interest rates on future months’ amortization.
It is difficult to calculate how much amortization/accretion could change over time. Exact trends depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization/accretion also depend on the accuracy of prepayment projections compared to actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market environments and the response of prepayments to future market conditions even if those conditions were able to be known.
The results of the actual SFAS 91 process in December 2007 were as follows. Because average interest rates were lower in the month of December compared to the month of November, there was an immediate acceleration of $0.6 million (a decrease in net income) in the premium amortization for the Mortgage Purchase Program and an immediate deceleration of less than $0.1 million (an increase in net income) in the discount accretion for mortgage-backed securities. If interest rates were to change as indicated by implied forward interest rates computed from the average rates in December, the approximate regular annual recognition for 2008 would be net amortization of $10.8 million for the Mortgage Purchase Program and net accretion of $4.0 million for mortgage-backed securities.
As of year-end 2007, we performed an analysis that tested, for our mortgage assets, the sensitivity of SFAS 91 recognition to changes in estimated prepayment speeds. The following table shows the effect on 2008 net interest income in different interest rate shocks, for both the one-time immediate adjustment and the approximate regular annual recognition. As expected, there is more volatility for interest rate decreases than for interest rate increases.

(In millions)	-200	-100	-50	+50	+100	+200

Mortgage Purchase Program
Immediate Adjustment	$(44.6)	$(26.4)	$(7.1)	$2.3	$3.8	$5.6
Regular annual amortization	(1.6)	(1.5)	(1.1)	(0.9)	(0.9)	(0.9)

Mortgage-Backed Securities
Immediate Adjustment	6.7	5.4	1.4	(0.2)	(0.4)	(0.6)
Regular annual amortization	1.5	1.0	0.5	0.3	0.3	0.3
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

Advances
We evaluate probable credit losses inherent in Advances on a member-by-member basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing, on a sampling basis, the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. During 2007, as in prior years, we had rights to collateral (either loans or securities) on a member-by-member basis, with an estimated fair value in excess of outstanding Advances. At the end of 2007 the estimated value of this collateral was more than $145 billion. Though some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member’s pledged collateral would be available as necessary to cover any of that member’s losses. Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members’ prior repayment history (i.e., we have never recorded a loss from an Advance), no allowance for losses on Advances has to date been deemed necessary. See Notes 1 and 8 to the Financial Statements for additional information.
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
For conventional loans, primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 80 and 65 percent, depending on original loan-to-value ratios and term and characteristics of the loans. Once the borrower’s equity and primary insurance are exhausted, the Lender Risk Account provides credit loss coverage for pools of conventional loans until it is absorbed. After the Lender Risk Account is absorbed, we are protected against credit losses by the Supplemental Mortgage Insurance coverage. In total, these credit enhancements can absorb credit losses down to approximately a loan-to-value ratio of 50 percent. Through the end of 2007, the Supplemental Mortgage Insurance providers had not experienced a loss on our conventional loans. We would assume the credit exposure if the severity of losses were to exceed the Supplemental Mortgage Insurance coverage.
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
Based on such considerations, no loan loss allowance has been deemed necessary for our conventional mortgage loans since inception of the Mortgage Purchase Program. See Notes 1 and 9 to the Financial Statements for additional information.
Fair Values
Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions, which may be reflected in the Statements of Condition or related Notes to the Financial Statements at fair value. For us these generally include derivatives, related hedged instruments, and securities available-for-sale and trading. In accordance with GAAP, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, other than in a forced transaction. Management also estimates the fair value of collateral that borrowers pledge against Advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against a loss.
Estimated fair values for financial instruments presented in the Statements of Condition at fair values are based on market prices when they are available. Most of our instruments do not have observable market prices. Therefore, we obtain estimated fair values in the following ways.
▪	We derive estimated fair values for most derivatives and the related instruments they hedge (i.e., Advances and Obligations) from one of our third party valuation models. This model incorporates market interest rates, management’s best assumptions on the instruments’ estimated spreads to market rates, market-derived estimated interest rate volatility, and robust option valuation techniques and assumptions.

▪	We obtain estimated fair values for available-for-sale investments, trading securities, and to-be-announced mortgage-backed securities hedges primarily from dealers and secondarily from other third party providers. These sources may derive fair values using their own discounted cash flow models (with their own estimates, techniques and assumptions), as well as observations or indications of market trades involving similar instruments.

▪	We obtain estimated fair values for Mandatory Delivery Contracts from quoted market prices at which we offer to purchase mortgage loans from our members. These prices are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans and are adjusted by us to account for particular features of the Mortgage Purchase Program that differ from the Fannie Mae and FHA securities.
Estimates, techniques and assumptions used in discounted cash flow models can significantly affect the reported fair values of assets, liabilities and derivatives, and the related income and expense. Therefore, they can significantly affect our financial position. However, because to date our use of derivatives has been highly effective in offsetting changes in the economic value of the instruments they hedge and because the par amount of our trading securities is relatively small, the impact on the income statement from classifying these instruments at their fair values has been modest.
We adopted SFAS No. 157 Fair Value Measurements effective January 1, 2008. The adoption of the standard did not materially affect our estimated fair values, financial condition, results of operations, or cash flows. See Notes 1 and 18 to the Financial Statements for additional information.
RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS
See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION
Income Statements
Summary income statements for each quarter within the two years ended December 31, 2007 are provided in the tables below.

	2007
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$1,055	$1,078	$1,124	$1,091	$4,348
Interest expense	956	971	1,016	984	3,927

Net interest income	99	107	108	107	421

Provision for credit loss	-	-	-	-	-
Non-interest income (loss)	-	1	(3)	(4)	(6)
Non-interest expense	35	37	37	37	146

Net income	$64	$71	$68	$66	$269

	2006
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$914	$951	$1,020	$1,048	$3,933
Interest expense	822	856	924	945	3,547

Net interest income	92	95	96	103	386

Provision for credit loss	-	-	-	-	-
Non-interest income	1	2	1	2	6
Non-interest expense	34	35	34	36	139

Net income	$59	$62	$63	$69	$253

Investment Securities
Data on investment securities for the years ended December 31, 2007, 2006 and 2005 are provided in the tables below.
Held-to-maturity securities (book value)

(In millions)	2007	2006	2005

Government-sponsored enterprises	$26	$25	$19
States and political subdivisions	17	24	31
Mortgage-backed securities:
Other U.S. obligations	16	27	46
Government-sponsored enterprises	11,759	11,607	11,714
Other	355	416	481

Total mortgage-backed securities	12,130	12,050	12,241

Total held-to-maturity securities	$12,173	$12,099	$12,291

As of December 31, 2007, held-to-maturity securities had the following maturity and yield characteristics.

(In millions)	Book Value	Yield
Government-sponsored enterprises
Due in one year or less	$26	4.60%

	$26	4.60

States and political subdivisions
After ten years	$17	5.68

	$17	5.68

Mortgage-backed securities*
After one but within five years	$6	6.69
After five but within ten years	1,195	4.36
After ten years	10,929	4.98

	$12,130	4.92

* Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.
Available-for-sale securities (book value)

(In millions)	2007	2006	2005

Other bonds, notes and debentures	$-	$1,188	$1,151

Total available-for-sale securities	$-	$1,188	$1,151

Trading securities (book value)

(In millions)	2007	2006	2005

Mortgage-backed securities:
U.S. agency obligations - guaranteed	$4	$5	$6

Total trading securities	$4	$5	$6

As of December 31, 2007, trading securities had the following maturity and yield characteristics.

(In millions)	Book Value	Yield

Mortgage-backed securities – Other U.S. obligations*
After ten years	$4	6.44%

* Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As shown in the table below, as of December 31, 2007, the FHLBank held securities of the following issuers with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises and government agencies. All other issuers are combined in the table below.

(In millions)	Total	Total
Name of Issuer	Book Value	Fair Value

Fannie Mae	$5,916	$5,893
Freddie Mac	5,869	5,866
Government National Mortgage Association	20	20
All other investments (9 issuers)	372	361

Total investments	$12,177	$12,140

Loan Portfolio Analysis
The FHLBank’s outstanding loans, nonperforming loans and loans 90 days or more past due and accruing interest for the five years ended December 31, 2007 were as follows:

(In millions)	2007	2006	2005	2004	2003

Domestic:
Advances	$53,310	$41,956	$40,262	$41,301	$43,129

Real estate mortgages	$8,928	$8,461	$8,418	$8,371	$8,101

Nonperforming real estate mortgages	$-	$-	$-	$-	$-

Real estate mortgages past due 90 days or more and still accruing interest (1)	$34	$51	$49	$36	$26

Interest contractually due during the year	$467	$430	$428	$405	$343
Interest actually received during the year	(467)	(430)	(428)	(405)	(343)

Shortfall	$-	$-	$-	$-	$-

(1)	Government loans (e.g., FHA) continue to accrue after 90 days or more delinquent, as do all loans purchased where the FHLBank’s agreements with the PFIs include monthly settlement on a schedule/scheduled basis and are therefore considered well secured and in the process of collection. Schedule/scheduled means that the PFI is obligated to remit the contractual mortgage payments on loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagee. In 2007, the FHLBank began offering loans with monthly settlement on an actual/actual basis which also continue to accrue after 90 days or more delinquent if they are considered well secured and in the process of collection. There were no net (charge-offs) recoveries to average loans outstanding for the five years ended December 31, 2007.

Other Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the three years ended December 31, 2007:

(Dollars in millions)	2007	2006	2005

Federal funds purchased
Outstanding at year end	$-	$-	$-
Weighted average rate at year end	-	-	-
Daily average outstanding for the year	$-	$2	$-
Weighted average rate for the year (1)	-%	5.33%	-%
Highest outstanding at any month end	$-	$-	$-

Other FHLBs
Outstanding at year end	$-	$-	$-
Weighted average rate at year end	-	-	-
Daily average outstanding for the year	$-	$1	$-
Weighted average rate for the year (1)	-%	4.87%	-%
Highest outstanding at any month end	$-	$-	$-

Consolidated Discount Notes
Outstanding at year end	$35,437	$21,947	$17,578
Weighted average rate at year end	4.20%	5.22%	4.12%
Daily average outstanding for the year	$24,763	$18,867	$21,729
Weighted average rate for the year (1)	4.99%	4.90%	3.11%
Highest outstanding at any month end	$35,437	$21,947	$25,191
(1)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.
Term Deposits
At December 31, 2007, term deposits in denominations of $100,000 or more totaled $117,200,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

		Over 3	Over 6	Over 12
		months but	months but	months but
	3 months	within 6	within 12	within 24
By remaining maturity at December 31, 2007	or less	months	months	months	Total
(In millions)
Time certificates of deposit
($1 or more)	$87	$21	$9	$-	$117

Ratios

	2007	2006	2005

Net income to average assets	0.32%	0.32%	0.28%
Return on equity	6.87	6.70	5.79
Total average equity to average assets	4.63	4.76	4.78
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
In our opinion, the accompanying statements of condition and the related statements of income, capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the “FHLBank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the FHLBank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Columbus, Ohio
February 28, 2008

FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2007	2006
ASSETS
Cash and due from banks (Note 3)	$52,606	$4,022
Interest-bearing deposits	2,252,800	6,535,562
Securities purchased under agreements to resell (Note 4)	300,000	1,150,000
Federal funds sold	10,136,000	9,641,700
Trading securities (Note 5)	3,587	4,602
Available-for-sale securities (Note 6)	-	1,188,450
Held-to-maturity securities includes $0 and $0 pledged as collateral in 2007 and 2006 that may be repledged (a) (Note 7)	12,173,492	12,099,348
Advances (Note 8)	53,309,664	41,956,538
Mortgage loans held for portfolio, net (Note 9)	8,927,950	8,460,716
Accrued interest receivable	305,839	300,555
Premises, software, and equipment	8,763	8,412
Derivative assets (Note 10)	35,928	12,555
Other assets	24,928	24,210

TOTAL ASSETS	$87,531,557	$81,386,670

LIABILITIES
Deposits (Note 11):
Interest bearing	$1,053,560	$926,874
Non-interest bearing	365	360

Total deposits	1,053,925	927,234

Consolidated Obligations, net (Note 12):
Discount Notes	35,437,545	21,946,379
Bonds	46,178,651	53,239,244

Total Consolidated Obligations, net	81,616,196	75,185,623

Mandatorily redeemable capital stock (Note 15)	117,624	137,109
Accrued interest payable	430,873	559,358
Affordable Housing Program (Note 13)	103,374	96,240
Payable to REFCORP (Note 14)	16,539	17,205
Derivative liabilities (Note 10)	350,155	107,559
Other liabilities	88,285	449,493

Total liabilities	83,776,971	77,479,821

Commitments and contingencies (Note 19)

CAPITAL (Note 15)
Capital stock: Class B putable ($100 par value); 34,734 and 36,576 shares issued and outstanding in 2007 and 2006	3,473,361	3,657,645
Retained earnings	286,428	255,529
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 6)	-	(531)
Pension and postretirement plans (Note 16)	(5,203)	(5,794)

Total capital	3,754,586	3,906,849

TOTAL LIABILITIES AND CAPITAL	$87,531,557	$81,386,670

     (a) Fair values: $12,136,302 and $11,822,438 at December 31, 2007 and 2006.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Advances	$2,589,246	$2,290,444	$1,526,609
Prepayment fees on Advances, net	2,631	5,841	337
Interest-bearing deposits	325,174	233,671	152,416
Securities purchased under agreements to resell	36,984	54,332	22,369
Federal funds sold	308,999	309,483	224,615
Trading securities	234	262	289
Available-for-sale securities	35,690	59,619	45,622
Held-to-maturity securities	581,683	548,569	536,644
Mortgage loans held for portfolio	467,298	430,416	428,033
Loans to other FHLBanks	334	465	433

Total interest income	4,348,273	3,933,102	2,937,367

INTEREST EXPENSE
Consolidated Obligations – Discount Notes	1,234,743	924,690	676,545
Consolidated Obligations – Bonds	2,631,881	2,566,112	1,878,316
Deposits	51,236	42,562	29,177
Borrowings from other FHLBanks	-	20	-
Mandatorily redeemable capital stock	9,115	13,162	13,335
Other borrowings	-	120	6

Total interest expense	3,926,975	3,546,666	2,597,379

NET INTEREST INCOME	421,298	386,436	339,988

OTHER (LOSS) INCOME
Service fees	1,280	1,268	1,533
Net (losses) gains on trading securities	(25)	17	(35)
Net (losses) gains on derivatives and hedging activities	(11,907)	1,929	(648)
Other, net	4,528	2,467	2,260

Total other (loss) income	(6,124)	5,681	3,110

OTHER EXPENSE
Compensation and benefits	25,481	24,783	21,700
Other operating	12,968	11,655	11,959
Finance Board	2,843	2,920	2,890
Office of Finance	2,923	2,115	2,222
Other	4,435	4,690	3,846

Total other expense	48,650	46,163	42,617

INCOME BEFORE ASSESSMENTS	366,524	345,954	300,481

Affordable Housing Program	30,850	29,584	25,890
REFCORP	67,135	63,274	54,918

Total assessments	97,985	92,858	80,808

NET INCOME	$268,539	$253,096	$219,673

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2004	37,999	$3,799,852	$167,540	$(4,229)	$3,963,163
Proceeds from sale of capital stock	246	24,569			24,569
Net reclassified to mandatorily redeemable capital stock	(4,973)	(497,254)			(497,254)
Comprehensive income:
Net income			219,673		219,673
Other comprehensive income:
Net unrealized losses on available-for-sale securities				1,972	1,972
Pension and postretirement plans				53	53

Total other comprehensive income				2,025	2,025
Total comprehensive income					221,698

Dividends on capital stock:
Cash			(149)		(149)
Stock	1,763	176,314	(179,279)		(2,965)

BALANCE, DECEMBER 31, 2005	35,035	3,503,481	207,785	(2,204)	3,709,062
Proceeds from sale of capital stock	382	38,258			38,258
Net reclassified to mandatorily redeemable capital stock	(928)	(92,764)			(92,764)
Comprehensive income:
Net income			253,096		253,096
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(2,413)	(2,413)
Pension and postretirement plans				44	44

Total other comprehensive income				(2,369)	(2,369)
Total comprehensive income					250,727

Adjustment to initially apply SFAS 158 (Note 16)				(1,752)	(1,752)
Dividends on capital stock:
Cash			(167)		(167)
Stock	2,087	208,670	(205,185)		3,485

BALANCE, DECEMBER 31, 2006	36,576	3,657,645	255,529	(6,325)	3,906,849
Proceeds from sale of capital stock	3,568	356,769			356,769
Net reclassified to mandatorily redeemable capital stock	(5,410)	(541,053)			(541,053)
Comprehensive income:
Net income			268,539		268,539
Other comprehensive income:
Net unrealized losses on available-for-sale securities				531	531
Pension and postretirement plans				591	591

Total other comprehensive income				1,122	1,122
Total comprehensive income					269,661

Dividends on capital stock:
Cash			(237,640)		(237,640)

BALANCE, DECEMBER 31, 2007	34,734	$3,473,361	$286,428	$(5,203)	$3,754,586

*Putable (Note 15)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
OPERATING ACTIVITIES:

Net income	$268,539	$253,096	$219,673

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	41,811	(36,058)	(16,393)
Change in net fair value adjustment on derivative and hedging activities	56,043	(75,630)	517
Other adjustments	(11)	13,130	13,325

Net change in:
Trading securities	1,015	1,585	2,276
Accrued interest receivable	(5,284)	(61,930)	(52,797)
Other assets	(3,530)	(1,936)	1,599
Accrued interest payable	(128,485)	122,377	47,523
Other liabilities	18,931	18,726	18,099

Total adjustments	(19,510)	(19,736)	14,149

Net cash provided by operating activities	249,029	233,360	233,822

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	4,282,762	(251,396)	(502,900)
Securities purchased under agreements to resell	850,000	(150,000)	(300,000)
Federal funds sold	(494,300)	(2,153,800)	54,900
Premises, software and equipment	(2,700)	(2,369)	(3,209)

Available-for-sale securities:
Proceeds	37,981,000	108,395,000	96,735,645
Purchases	(36,756,328)	(108,374,973)	(96,928,730)

Held-to-maturity securities:
Net decrease in short-term	(954)	(5,521)	(3,384)
Proceeds from long-term	2,088,521	2,142,008	2,757,179
Purchases of long-term	(2,527,944)	(1,575,562)	(3,319,993)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2007	2006	2005

Advances:
Proceeds	$1,732,023,103	$1,974,813,063	$2,261,563,078
Made	(1,743,032,593)	(1,976,598,421)	(2,260,800,609)

Mortgage loans held for portfolio:
Proceeds	1,027,343	1,105,720	1,694,935
Purchases	(1,505,230)	(1,164,375)	(1,760,102)

Net cash used in investing activities	(6,067,320)	(3,820,626)	(813,190)

FINANCING ACTIVITIES:

Net increase (decrease) in deposits and pass-through reserves	126,691	16,517	(130,463)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	625,424,375	821,869,538	951,365,321
Bonds	34,773,537	20,410,899	16,612,816
Bonds transferred from other FHLBanks	120,000	-	85,734

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(611,987,159)	(817,494,689)	(952,423,677)
Bonds	(42,149,160)	(20,870,337)	(14,831,592)

Proceeds from issuance of capital stock	356,769	38,258	24,569
Payments for redemption of mandatorily redeemable capital stock	(560,538)	(383,679)	(129,505)
Cash dividends paid	(237,640)	(167)	(149)

Net cash provided by financing activities	5,866,875	3,586,340	573,054

Net increase (decrease) in cash and cash equivalents	48,584	(926)	(6,314)
Cash and cash equivalents at beginning of the year	4,022	4,948	11,262

Cash and cash equivalents at end of the year	$52,606	$4,022	$4,948

Supplemental Disclosures:

Interest paid	$3,938,336	$3,466,937	$2,501,909

AHP payments, net	$23,716	$24,379	$23,774

REFCORP assessments paid	$67,801	$61,842	$54,255

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank provides a readily available, competitively-priced source of funds to its member institutions. The FHLBank is a cooperative whose member institutions own nearly all of the capital stock of the FHLBank and are entitled to receive dividends on their investment to the extent declared by the FHLBank’s Board of Directors. Former members own the remaining capital stock to support business transactions still carried on the FHLBank’s Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the FHLBank; while eligible to borrow, housing authorities are not members of the FHLBank and, as such, are not required to hold capital stock.
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
The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks and the Federal Home Loan Banks’ Office of Finance (Office of Finance). The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the Consolidated Obligations of the FHLBanks and to prepare combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner. In addition, the Finance Board ensures that the FHLBanks carry out their housing finance mission, remain adequately capitalized, and are able to raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBank does not have any special purpose entities or any other type of off-balance sheet conduits.
As provided by the Federal Home Loan Bank Act of 1932, as amended (the Act), or Finance Board Regulation, the FHLBanks’ debt instruments (Consolidated Obligations) are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The FHLBank primarily uses these funds to provide Advances to members and to purchase loans from members through its Mortgage Purchase Program. Some FHLBanks also provide member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement services.
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
Investment Securities. The FHLBank classifies certain investments acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value. The FHLBank records changes in the fair value of these investments through other income as a net gain or loss on trading securities. However, the FHLBank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.
The FHLBank classifies certain investments that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.
The FHLBank carries, at cost, investments that it has both the ability and intent to hold to maturity (classified as held-to-maturity on the Statements of Condition), adjusted for periodic principal repayments, amortization of premiums and accretion of discounts. Amortization of premiums and accretion of discounts are computed using a level-yield methodology.
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
In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of the security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the security or to scheduled payments on the security payable in equal installments (both principal and interest) over its term.
The FHLBank amortizes premiums and accretes discounts on mortgage-backed securities and other investments with a term of greater than one year using the retrospective level-yield method (retrospective method) over the estimated cash flows of the securities. The retrospective method requires that the FHLBank estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLBank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized, market-tested third party prepayment models to project estimated cash flows. The FHLBank amortizes premiums and accretes discounts on other investments with a term of one year or less using a straight-line methodology to the contractual maturity of the securities due to their short term nature. Analyses of a straight-line compared to a level-yield methodology have been performed by the FHLBank and the FHLBank has determined that the impact to the financial statements for each period reported, taken individually and as a whole, is not material.
The FHLBank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.
The FHLBank regularly evaluates outstanding available-for-sale and held-to-maturity investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its amortized cost. After the investment is determined to be impaired, the FHLBank evaluates whether this decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the FHLBank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows based on factors that include, but are not limited to, the creditworthiness of the issuer (including rating agency actions) and the underlying collateral; the length of time and extent that fair value has been less than amortized cost; and the FHLBank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. The FHLBank may also evaluate the issuer’s business and financial outlook as well as broader industry and sector performance indicators.

If there is an other-than-temporary impairment in value of an investment, the decline in value is recognized as a loss and presented in the Statements of Income as other (loss) income. The FHLBank did not experience any other-than-temporary impairment in the value of its investments during 2007, 2006, or 2005.
Advances. The FHLBank reports Advances (loans to members or housing associates) net of unearned commitment fees and discounts on Advances related to the Affordable Housing Program (AHP), as discussed below. The FHLBank amortizes the premiums and accretes the discounts on Advances to interest income using a contractual level-yield methodology. The FHLBank credits interest on Advances to income as earned. Following the requirements of the Act, the FHLBank obtains sufficient collateral on Advances to protect it from losses. The Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBank, and other eligible real estate-related assets. As Note 8 more fully describes, Community Financial Institutions (CFIs) (FDIC-insured institutions with average assets over the preceding three-year period of $599 million or less during 2007) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans and securities representing a whole interest in such secured loans. The FHLBank has not incurred any credit losses on Advances since its inception. Based upon the collateral held as security for the Advances and the repayment history of the FHLBank’s Advances, management believes that an allowance for credit losses on Advances is unnecessary.
Mortgage Loans Held for Portfolio. The FHLBank has a Mortgage Purchase Program under which it invests in government-guaranteed/insured mortgage loans (mortgage loans insured or guaranteed by the Federal Housing Administration (FHA)) and conventional residential mortgage loans purchased directly from participating members. The FHLBank manages the liquidity and interest rate risk (including prepayment risk) of the loans, while the members either retain or release the servicing activities. If participating in the servicing-released program, a member concurrently sells the servicing of the mortgage loans to an unrelated designated mortgage service provider. The FHLBank and the member share in the credit risk on conventional loans, with the member assuming a first loss obligation equivalent to the greater of expected losses or the required deductible for a supplemental mortgage insurance policy and with the FHLBank assuming credit losses in excess of mortgage insurance coverage, supplemental mortgage insurance coverage, and the member’s obligation.
To ensure the retention of credit risk on conventional loans originated or acquired by a member, a Lender Risk Account (LRA) is funded by the FHLBank as a portion of the purchase proceeds of the loans to cover, at a minimum, the expected losses. This account is established to conform to Finance Board Regulations for all conventional Mortgage Purchase Programs that stipulate the member is responsible for all expected losses on the mortgages being sold to the FHLBank. In order to comply with this Regulation, the FHLBank evaluates, through use of a Nationally Recognized Statistical Rating Organization (NRSRO) model, the proposed conventional mortgages to be sold (either the specific portfolio or a representative sample) to determine the amount of expected losses that will occur. This amount is to be deposited into the LRA and these funds are used to offset any losses that may occur. After five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract. No LRA balance is required after eleven years. The LRA is recorded in other liabilities and totaled $49,853,000 and $45,961,000 at December 31, 2007 and 2006.
In addition to the expected losses covered by the LRA, the member selling conventional loans also is required to purchase Supplemental Mortgage Insurance (SMI) and to designate the FHLBank as the beneficiary as an enhancement to cover losses over and above losses covered by the LRA. The LRA and SMI are calculated to provide, at a minimum, the equivalent to an investment grade rating (e.g., AA credit rating) for the loans purchased. In the event the LRA and the standard SMI policy do not provide sufficient loss protection to support the equivalent investment grade rating, additional mortgage insurance coverage called SMI Plus also must be purchased by the member. This policy covers the expected losses to achieve an investment grade rating equivalent to AA over and above the LRA and SMI.
The FHLBank classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of unamortized premiums and discounts and unrealized gains and losses from loans initially classified as mortgage loan commitments.
The FHLBank defers and amortizes mortgage premiums and discounts paid to and received by the FHLBank’s participating members as interest income using the retrospective method. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates for the retrospective method.
The FHLBank may receive non-origination fees, called pair-off fees. Pair-off fees represent a make-whole provision and are assessed when a member fails to deliver the quantity of loans committed to in a Mandatory Delivery Contract. The FHLBank includes the pair-off fees in determining the periodic mark-to-market adjustment of its Mandatory Delivery Contracts, which is recorded in “Net (losses) gains on derivatives and hedging activities.” A Mandatory Delivery Contract is a legal commitment the FHLBank makes to purchase, and a Participating Financial Institution (PFI) makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices.
The FHLBank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. However, there may be exceptions, such as when a loan is well secured and in the process of collection (e.g., through credit enhancements), or when the FHLBank’s agreements with its PFIs include monthly settlement on a schedule/scheduled basis. Monthly settlement on a schedule/scheduled basis means that the PFI is obligated to remit the contractual mortgage payments on mortgage loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagor. For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The FHLBank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. Government-insured loans are not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer.
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
Premises, Software and Equipment. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank’s accumulated depreciation and amortization related to these items was $11,205,000 and $9,760,000 at December 31, 2007 and 2006. The FHLBank computes depreciation on a straight-line methodology over the estimated useful lives of relevant assets ranging from three to ten years. The FHLBank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,361,000, $1,954,000, and $1,693,000 for the years ended December 31, 2007, 2006, and 2005. The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized gain (loss) on disposal of premises, software and equipment was $11,000, $(2,000), and $(1,000) in 2007, 2006, and 2005.
The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2007 and 2006, the FHLBank had $5,139,000 and $4,367,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $1,283,000, $964,000, and $777,000 for the years ended December 31, 2007, 2006, and 2005.
Derivatives. Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging

Activities, and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB Statements No. 133 and 140 (SFAS 133). All derivatives are recognized on the Statements of Condition at their fair values.
In accordance with SFAS 133, each derivative is designated as one of the following:
1.	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge); or

2.	a non-qualifying hedge of an asset or liability (“economic hedge”) for asset/liability management purposes.
Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in other income as “Net (losses) gains on derivatives and hedging activities.” Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item) on fair value hedges is reflected in other income as “Net (losses) gains on derivatives and hedging activities.”
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the FHLBank’s risk management program. These economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLBank’s income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net (losses) gains on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability, or firm commitment. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statement of Cash Flows.
The differentials between accruals of interest receivables and payables on derivatives that are designated and qualify as fair value hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, Advances, Consolidated Obligations or other financial instruments. The differentials between accruals of interest receivables and payables on economic hedges are recognized in other income as “Net (losses) gains on derivatives and hedging activities.”
The FHLBank may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as “trading” under SFAS 115 as well as hybrid financial instruments accounted for under SFAS 155), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.
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

Derivatives are typically executed at the same time as the hedged Advances or Consolidated Obligations and the FHLBank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the FHLBank may designate the hedging relationship upon its commitment to disburse an Advance or trade a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLBank defines market settlement conventions for Advances to be five business days or less and for Consolidated Obligations to be thirty calendar days or less, using a next business day convention. The FHLBank records the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the hedge meets the criteria within SFAS 133 for applying the shortcut method provided all the other criteria in paragraph 68 are also met.
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
When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on the Statements of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.
Mandatorily Redeemable Capital Stock. In accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), the FHLBank reclassifies the stock subject to redemption from equity to liability upon expiration of the “grace period” after a member provides written notice of redemption, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, because the member shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Prepayment Fees. The FHLBank charges a member a prepayment fee when the member prepays certain Advances before the original maturity. The FHLBank records prepayment fees, net of SFAS 133 basis adjustments included in the book value of the Advances, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income. In cases in which the FHLBank funds a new Advance concurrent with or within a short period of time after the prepayment of an existing Advance, the FHLBank evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance in accordance with EITF Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91).
If the new Advance qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized over the life of the modified Advance using a level-yield methodology. This amortization is recorded in Advance interest income.
For prepaid Advances that are hedged and meet the hedge accounting requirements of SFAS 133, the FHLBank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBank funds an Advance to a member concurrent with or within a short period of time after the prepayment of a previous Advance to that member, the FHLBank evaluates whether the new Advance qualifies as a modification of the original hedged Advance. If the new Advance qualifies as a modification of the original hedged Advance, the fair value gains or losses of the Advance and the prepayment fees are included in the carrying amount of the modified Advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified Advance using a level-yield methodology. If the modified Advance is also hedged and the hedge meets the hedging criteria in accordance with SFAS 133, the modified Advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income. The amortization results in offsetting amounts being recorded in net interest income and in other income as “Net (losses) gains on derivatives and hedging activities.” The basis adjustment amortization amounted to a decrease to net interest income of $240,000, $360,000, and $1,254,000 in 2007, 2006 and 2005.
If the FHLBank determines that the transaction does not qualify as a modification of an existing Advance, it is treated as an Advance termination with subsequent funding of a new Advance and the net fees are recorded in interest income as “Prepayment fees on Advances, net.”
Commitment Fees. The FHLBank defers commitment fees for Advances and amortizes them to interest income using a level-yield methodology. Refundable fees are deferred until the commitment expires or until the Advance is made. The FHLBank records commitment fees for Standby Letters of Credit as a deferred credit when it receives the fees and accretes them using a straight-line methodology over the term of the Standby Letter of Credit. The FHLBank’s management believes that the likelihood of Standby Letters of Credit being drawn upon is remote based upon past experience.
Concessions on Consolidated Obligations. The FHLBank defers and amortizes, using a level-yield methodology, amounts paid to dealers in connection with the sale of Consolidated Obligation Bonds over the terms to maturity or estimated cash flows of the Consolidated Obligation Bonds. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Unamortized Bond concessions were $15,914,000 and $18,565,000 at December 31, 2007 and 2006 and are included in other assets. Amortization of such concessions is included in Consolidated Obligation interest expense and totaled $10,760,000, $8,597,000, and $10,125,000 in 2007, 2006, and 2005.
The FHLBank charges to expense as incurred the concessions applicable to Consolidated Obligation Discount Notes because of the short maturities of these Notes. Analyses of expensing concessions as incurred compared to a level-yield methodology have been performed by the FHLBank and it has determined that the impact to the financial statements for each period reported, taken individually and as a whole, is not material. Such concessions are included in Consolidated Obligation interest expense and totaled $4,414,000, $3,082,000, and $4,334,000 in 2007, 2006, and 2005.
Discounts and Premiums on Consolidated Obligations. The FHLBank accretes the discounts and amortizes the premiums on Consolidated Obligation Bonds to interest expense using a level-yield methodology over the terms to maturity of the Consolidated Obligation Bonds and expenses the discounts on Consolidated Obligation Discount Notes using a straight-line methodology over the term of the Notes due to their short-term nature. Analyses of a straight-line compared to a level-yield methodology have been performed by the FHLBank and the FHLBank has determined that the impact to the financial statements for each period reported, taken individually and as a whole, is not material.
Finance Board Expenses. The FHLBank is assessed for its proportionate share of the costs of operating the Finance Board. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined regulatory capital stock plus retained earnings.
Office of Finance Expenses. The FHLBank is assessed for its proportionate share of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of Consolidated Obligations issued and percentage of Consolidated Obligations outstanding.
Other Expenses. The FHLBank classifies third party volume-related mortgage loan costs and amounts awarded under its American Dream Homeownership Challenge grant fund as other expenses.

Affordable Housing Program (AHP). The Act requires each FHLBank to establish and fund an AHP. The FHLBank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBank issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. As an alternative, the FHLBank also has the authority to make the AHP subsidy available to members as a grant. When the FHLBank makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLBank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance. See Note 13 for more information.
Resolution Funding Corporation (REFCORP) Assessments. Although the FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, they are required to make quarterly payments to REFCORP to pay toward interest on bonds issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 14 for more information.
Estimated Fair Values. Some of the FHLBank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the FHLBank uses pricing services and/or internal models employing significant estimates and present value calculations when disclosing estimated fair values. Note 18 details the estimated fair values of the FHLBank’s financial instruments.
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
Note 2—Recently Issued Accounting Standards and Interpretations
SFAS No. 157 Fair Value Measurements (SFAS 157). In September 2006, the FASB issued SFAS 157. In defining fair value, SFAS 157 retains the exchange price notion in earlier definitions of fair value. However, the definition of fair value under SFAS 157 focuses on the price that would be received to sell an asset or paid to transfer a liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 also establishes a fair value hierarchy that prioritizes the information used to develop assumptions used to determine the exit price. SFAS 157 establishes valuation techniques that are used to measure fair value. To increase consistency and comparability in fair value measurements and related disclosures, the fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:
▪	Level 1 - quoted prices in active markets for identical assets or liabilities,
▪	Level 2 - directly or indirectly observable inputs other than quoted prices, and
▪	Level 3 - unobservable inputs.
SFAS 157 requires disclosures detailing (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measurements on earnings, as applicable. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank) and interim periods within those fiscal years. The adoption of SFAS 157 had no impact on the FHLBank’s retained earnings balance at January 1, 2008.
SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159). In February 2007, the FASB issued SFAS 159. SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the FHLBank). The FHLBank did not elect to record any financial assets and financial liabilities at fair value as a result of adopting SFAS 159 and, therefore, it had no impact on the FHLBank’s retained earnings balance as of January 1, 2008.
FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). In April 2007, the FASB issued FSP FIN 39-1. FSP FIN 39-1 permits an entity to offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right or obligation to cash collateral arising from derivative instruments recognized at fair value executed with the same counterparty under a master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the FHLBank). An entity should recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The adoption of FSP FIN 39-1 at January 1, 2008 did not have a material impact on the FHLBank’s results of operations or financial condition.
DIG Issue No. E23, Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG E23). The FASB issued DIG E23 in December 2007 which amends paragraph 68 of SFAS 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness. DIG E23 is effective for hedging relationships designated on or after January 1, 2008. The FHLBank adopted DIG E23 as of January 1, 2008. The adoption of DIG E23 did not have a material impact on the FHLBank’s results of operations or financial condition.
Note 3—Cash and Due from Banks
The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2007 and 2006 were approximately $275,000 and $272,000.
In addition, the FHLBank maintained average required balances with various Federal Reserve Banks (and their branches) of approximately $1,000,000 for the years ended December 31, 2007 and 2006. These represent average balances legally required to be maintained over each 14-day cycle and contain no legal restrictions on the withdrawal of the funds. The FHLBank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $365,000 and $360,000 as of December 31, 2007 and 2006. The FHLBank includes the related liability for member reserve balances in “Deposits” on the Statements of Condition.
Note 4—Securities Purchased Under Agreements to Resell
The FHLBank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statements of Condition. The securities purchased under agreements to resell are held in safekeeping in the name of the FHLBank by one of the Federal Reserve Banks or other third-party custodians approved by the FHLBank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or the dollar value of the resale agreement will be decreased accordingly.

Note 5—Trading Securities
Major Security Types. Trading securities as of December 31 were as follows (in thousands):

	2007	2006
	Estimated	Estimated
	Fair Value	Fair Value
Mortgage-backed securities:
Other U.S. obligations *	$3,587	$4,602

*	Consists of Government National Mortgage Association (Ginnie Mae) securities.
Prior to the effective date of SFAS 133, the FHLBank had purchased two mortgage-backed securities and effectively removed the embedded caps and floors by executing interest rate swaps. The interest rate swaps matured during 2005. The FHLBank did not execute replacement interest rate swaps to continue to economically hedge the two mortgage-backed securities due to their relatively small size at that point in their life cycle.
The FHLBank has never purchased mortgage-backed securities that represent loans purchased directly from and/or securitized by its members or other FHLBanks and therefore the above balances do not include any such purchases.
Net (losses) gains on trading securities for the years ended December 31, 2007, 2006, and 2005 include a change in net unrealized (loss) gain (in thousands) of $(25), $17, and $(35) for securities held on December 31, 2007, 2006, and 2005.
Note 6—Available-for-Sale Securities
Major Security Types. There were no available-for-sale securities outstanding as of December 31, 2007. Available-for-sale securities as of December 31, 2006 were as follows (in thousands):

December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Commercial paper	$1,188,981	$-	$(531)	$1,188,450

All securities outstanding with gross unrealized losses at December 31, 2006 were short-term securities with terms of less than 12 months.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale at December 31 (in thousands):

2006
Amortized cost of available-for-sale securities other than mortgage-backed securities:
Fixed-rate	$1,188,981

Gains and Losses. There were no gross gains and gross losses realized on sales of available-for-sale securities for the years ended December 31, 2007, 2006 and 2005.

Note 7—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$25,724	$13	$-	$25,737
State or local housing agency obligations	17,570	193	-	17,763

Mortgage-backed securities:
Other U.S. obligations **	16,398	-	(146)	16,252
Government-sponsored enterprises *	11,758,561	63,268	(88,266)	11,733,563
Other ***	355,239	-	(12,252)	342,987

Total mortgage-backed securities	12,130,198	63,268	(100,664)	12,092,802

Total	$12,173,492	$63,474	$(100,664)	$12,136,302

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$24,770	$6	$-	$24,776
State or local housing agency obligations	23,915	242	(4)	24,153

Mortgage-backed securities:
Other U.S. obligations **	27,599	-	(510)	27,089
Government-sponsored enterprises *	11,607,132	2,145	(268,355)	11,340,922
Other ***	415,932	-	(10,434)	405,498

Total mortgage-backed securities	12,050,663	2,145	(279,299)	11,773,509

Total	$12,099,348	$2,393	$(279,303)	$11,822,438

*	Consists of securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. Government.

**	Consists of Ginnie Mae securities.

***	Consists of private-label mortgage-backed securities.
The FHLBank has never purchased mortgage-backed securities that represent loans purchased directly from and/or securitized by its members or other FHLBanks and therefore the above balances do not include any such purchases.
The FHLBank reviewed its held-to-maturity investments at December 31, 2007 and has determined that all unrealized losses reflected below are temporary, based on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, because the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses, it does not consider the investments to be other-than-temporarily impaired at December 31, 2007.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2007 and 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	December 31, 2007
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Other U.S. obligations *	$-	-	$16,252	$(146)	$16,252	$(146)
Government-sponsored enterprises **	9,596	(35)	6,233,729	(88,231)	6,243,325	(88,266)
Other	-	-	342,987	(12,252)	342,987	(12,252)

Total temporarily impaired	$9,596	$(35)	$6,592,968	$(100,629)	$6,602,564	$(100,664)

	December 31, 2006
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$1,886	$(4)	$-	$-	$1,886	$(4)

Mortgage-backed securities:
Other U.S. obligations *	-	-	27,089	(510)	27,089	(510)
Government-sponsored enterprises **	2,609,254	(12,575)	8,493,601	(255,780)	11,102,855	(268,355)
Other	-	-	405,498	(10,434)	405,498	(10,434)

Total temporarily impaired	$2,611,140	$(12,579)	$8,926,188	$(266,724)	$11,537,328	$(279,303)

*	Consists of Ginnie Mae securities.

**	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. Government.
Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at December 31 by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2007		2006
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$25,724	$25,737	$25,490	$25,497
Due after one year through five years	-	-	-	-
Due after five years through ten years	-	-	-	-
Due after ten years	17,570	17,763	23,195	23,432

Total other	43,294	43,500	48,685	48,929

Mortgage-backed securities	12,130,198	12,092,802	12,050,663	11,773,509

Total	$12,173,492	$12,136,302	$12,099,348	$11,822,438

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net discounts (in thousands) of $22,845 and $8,785 at December 31, 2007 and 2006.
Interest Rate Payment Terms. The following table details additional interest-rate payment terms for investment securities classified as held-to-maturity at December 31 (in thousands):

	2007	2006
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$39,744	$44,955
Variable-rate	3,550	3,730

Total other	43,294	48,685

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	6,968,409	5,999,899
Collateralized mortgage obligations:
Fixed-rate	5,161,332	6,048,732
Variable-rate	457	2,032

Total mortgage-backed securities	12,130,198	12,050,663

Total	$12,173,492	$12,099,348

The FHLBank did not sell any securities out of its held-to-maturity portfolio during 2007, 2006 or 2005.
Note 8—Advances
Redemption Terms. At December 31, 2007 and 2006, the FHLBank had Advances outstanding, including AHP Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	2007		2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$158	4.49%	$125	5.42%

Due in 1 year or less	14,868,467	4.32	14,604,942	5.17
Due after 1 year through 2 years	11,972,324	5.07	3,940,640	5.17
Due after 2 year through 3 years	5,012,499	5.09	6,779,335	5.32
Due after 3 year through 4 years	4,929,897	5.06	5,452,810	5.49
Due after 4 year through 5 years	7,398,716	4.76	4,712,975	5.27
Thereafter	8,770,738	4.79	6,451,631	4.89

Total par value	52,952,799	4.77	41,942,458	5.20

Commitment fees	(1,417)		(1,795)
Discount on AHP Advances	(33,743)		(33,396)
Discount	(1,156)		(919)
SFAS 133 hedging adjustments	393,181		50,190

Total	$53,309,664		$41,956,538

The FHLBank offers Advances to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2007 and 2006, the FHLBank had callable Advances (in thousands) of $20,879,684 and $21,221,507.
The following table summarizes Advances at December 31 by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity or Next Call Date	2007	2006
Overdrawn demand deposit accounts	$158	$125

Due in 1 year or less	31,859,139	32,639,126
Due after 1 year through 2 years	7,903,845	1,461,303
Due after 2 year through 3 years	2,262,603	1,498,856
Due after 3 year through 4 years	1,392,397	1,582,414
Due after 4 year through 5 years	5,503,716	1,296,475
Thereafter	4,030,941	3,464,159

Total par value	$52,952,799	$41,942,458

The FHLBank also offers Putable Advances. With a Putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined exercise dates, which the FHLBank normally would exercise when interest rates increase. At December 31, 2007 and 2006, the FHLBank had Putable Advances outstanding totaling (in thousands) $5,779,450 and $444,000.
Through December 2005, the FHLBank offered Convertible Advances. With a Convertible Advance, the FHLBank purchases an option from the member that allows the FHLBank to convert the interest rate from fixed to variable by terminating the fixed-rate Advance and offering a variable-rate Advance at the current market rate or another structure after an agreed-upon lockout period. At December 31, 2007 and 2006, the FHLBank had Convertible Advances outstanding totaling (in thousands) $3,891,700 and $4,485,200.
The following table summarizes Advances at December 31 by year of contractual maturity or next put/convert date for Putable/Convertible Advances (in thousands):

Year of Contractual Maturity or Next Put/Convert Date	2007	2006
Overdrawn demand deposit accounts	$158	$125

Due in 1 year or less	23,364,817	19,067,142
Due after 1 year through 2 years	11,849,924	3,831,140
Due after 2 year through 3 years	4,027,499	6,130,635
Due after 3 year through 4 years	4,208,897	4,223,310
Due after 4 year through 5 years	3,693,216	3,921,475
Thereafter	5,808,288	4,768,631

Total par value	$52,952,799	$41,942,458

The FHLBank also offers Advances with a prepayment option based on the 12-month average prepayment speed on a Freddie Mac or Fannie Mae mortgage-backed security with a similar coupon rate and term. During each 12-month period beginning with the date of disbursement, the borrower has the option of making one partial payment of principal without incurring a prepayment fee. At December 31, 2007 and 2006, the FHLBank had (in thousands) $374,276 and $396,743 of Advances with such coupons, which are included in the above tables by original maturity date.
Security Terms. The FHLBank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Act. The Act requires the FHLBank to obtain sufficient collateral on Advances to protect against losses and permits the FHLBank to accept the following as eligible collateral on these Advances: residential mortgage loans, certain U.S. government or government agency securities, cash or deposits, and other eligible real estate-related assets. The capital stock of the FHLBank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the FHLBank. Community Financial Institutions (CFIs) are eligible under expanded statutory collateral rules to pledge small business, small farm, and small agricultural loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans, as collateral. As additional security, the FHLBank has a statutory lien on each borrower’s capital in the FHLBank.
At December 31, 2007 and 2006, the FHLBank had rights to collateral with an estimated value exceeding $145 billion and $150 billion, respectively. The FHLBank requires a member (or borrower) to execute a written security agreement and, based upon the financial condition of the member (or borrower), the type of security agreement, and other factors, the FHLBank may either:
1.	Allow the member (or borrower) to retain possession of the collateral assigned to the FHLBank and agree to hold such collateral for the benefit of the FHLBank; or

2.	Require the member (or borrower) specifically to place physical possession of such collateral with the FHLBank or a third-party custodian approved by the FHLBank.
Beyond these provisions, the Act affords any security interest granted by a member (or borrower) or any affiliate of the member to the FHLBank priority over the claims and rights of any other party except those claims that would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests.
Credit Risk. While the FHLBank has never experienced a credit loss on an Advance to a member, the expanded statutory collateral rules for CFIs provides the potential for additional credit risk for the FHLBank. To date, the FHLBank has no collateral of this type pledged to support Advance activity. The management of the FHLBank has policies and procedures in place that it believes enable it to appropriately manage this credit risk. Accordingly, the FHLBank has not provided any allowances for losses on these Advances.
The FHLBank’s potential credit risk from Advances is concentrated in commercial banks and savings institutions. The income from Advances to member institutions holding 5 percent or more of total Advances at December 31, 2007, 2006 and 2005 amounted to $1,134.5 million, $1,371.3 million and $896.9 million, respectively, during those years. The FHLBank held sufficient collateral to cover the Advances to these institutions, and the FHLBank does not expect to incur any credit losses on these Advances.
The following table shows Advance balances at December 31 to members holding 5 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

2007			2006
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$16,856	32%	RBS Citizens, N.A. (1)	$10,772	26%
Fifth Third Bank	5,539	10	U.S. Bank, N.A.	6,757	16
National City Bank	4,696	9	Fifth Third Bank	4,048	10
The Huntington National Bank	3,085	6	AmTrust Bank (2)	3,971	9

Total	$30,176	57%	Total	$25,548	61%

(1)	Formerly Charter One Bank, N.A.
(2)	Formerly Ohio Savings Bank.

Interest Rate Payment Terms. The following table details additional interest-rate payment terms for Advances at December 31 (in thousands):

	2007		2006
	Amount	% of Total	Amount	% of Total
Par amount of Advances:
Fixed-rate	$24,912,958	47%	$18,490,826	44%
Variable-rate	28,039,841	53	23,451,632	56

Total	$52,952,799	100%	$41,942,458	100%

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $8,497, $10,357 and $337 for the years ended December 31, 2007, 2006, and 2005.
Note 9—Mortgage Loans Held for Portfolio
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

	2007	2006
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,238,775	$1,414,698
Fixed rate long-term single-family mortgages	7,622,777	6,963,964

Subtotal fixed rate single-family mortgages	8,861,552	8,378,662

Premiums	88,867	98,804
Discounts	(13,905)	(6,674)
SFAS 133 basis adjustments	(8,564)	(10,076)

Total	$8,927,950	$8,460,716

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at December 31 (in thousands):

	2007	2006

Government-guaranteed/insured loans	$1,336,598	$1,563,548
Conventional loans	7,524,954	6,815,114

Total par value	$8,861,552	$8,378,662

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

The following table presents changes in the Lender Risk Account for the years ended December 31 (in thousands):

	2007	2006
Lender Risk Account at beginning of year	$45,961	$42,472
Additions	4,866	3,779
Claims	(249)	(203)
Scheduled distributions	(725)	(87)

Lender Risk Account at end of year	$49,853	$45,961

The FHLBank had no nonaccrual loans at December 31, 2007 and 2006.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At December 31, 2007 and 2006, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at December 31 to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2007		2006
	Principal	% of Total	Principal	% of Total

National City Bank	$5,378	61%	$4,767	57%
Union Savings Bank	1,992	22	2,097	25
Guardian Savings Bank FSB	518	6	517	6

Total	$7,888	89%	$7,381	88%

Note 10—Derivatives and Hedging Activities
Nature of Business Activity
The FHLBank may enter into interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, and futures and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates.
The FHLBank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBank may use derivatives in several ways: by designating them as either a fair value hedge of an underlying financial instrument, by acting as an intermediary, or in asset-liability management (i.e., an economic hedge). For example, the FHLBank may use derivatives in its overall interest-rate risk management to adjust the interest-rate sensitivity of Consolidated Obligations to approximate more closely the interest-rate sensitivity of assets (Advances, investments, and mortgage loans) and/or to adjust the interest-rate sensitivity of Advances, investments, or mortgage loans to approximate more closely the interest-rate sensitivity of liabilities.
In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBank also may use derivatives (1) to manage embedded options in assets and liabilities, (2) to hedge the market value of existing assets and liabilities and anticipated transactions, (3) to hedge the duration risk of prepayable instruments, (4) to exactly offset other derivatives executed with members (when the FHLBank serves as an intermediary) and (5) to reduce funding costs.
Consistent with Finance Board Regulation, the FHLBank only may enter into derivatives to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank’s risk management objectives, and/or to act as an intermediary between its members and counterparties. FHLBank management may use derivatives when they are considered to be the most cost-effective alternative to achieve the

FHLBank’s financial and risk management objectives. Accordingly, the FHLBank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).
Types of Assets and Liabilities Hedged
The FHLBank documents at inception all relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition. The FHLBank also formally assesses (both at the hedge’s inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of the hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank currently uses regression analyses to assess the effectiveness of its hedges.
Consolidated Obligations – While Consolidated Obligations are the joint and several obligations of the FHLBanks, each FHLBank has Consolidated Obligations for which it is the primary obligor. The FHLBank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances.
For instance, in a typical transaction, fixed-rate Consolidated Obligations are issued for one or more FHLBanks, and the FHLBank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the FHLBank designed to mirror in timing and amount the cash outflows the FHLBank pays on the Consolidated Obligation. The FHLBank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate Advances, typically 3-month LIBOR. These transactions are treated as fair value hedges under SFAS 133. This intermediation between the capital and derivatives markets permits the FHLBank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or variable-rate Consolidated Obligations in the capital markets.
Advances – The FHLBank offers a wide array of Advance structures to meet members’ funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The FHLBank may use derivatives to adjust the repricing and/or options characteristics of Advances in order to more closely match the characteristics of the FHLBank’s funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, the FHLBank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, the FHLBank may hedge a fixed-rate Advance with an interest-rate swap where the FHLBank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. These types of hedges are treated as fair-value hedges under SFAS 133.
Mortgage Loans – The FHLBank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The FHLBank may manage the interest-rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The FHLBank issues both callable and noncallable debt and prepayment linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank is permitted to use derivatives to match the expected prepayment characteristics of the mortgages, although to date it has not done so.
Firm Commitment Strategies – In accordance with SFAS 149, certain mortgage purchase commitments entered into after June 30, 2003 are considered derivatives. The FHLBank normally hedges these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
Investments – The FHLBank invests in U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and, possibly, derivatives. The FHLBank may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions.
The FHLBank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income in the Statements of Income and presented, respectively, as part of the “Net (losses) gains on trading securities” and “Net (losses) gains on derivatives and hedging activities.”
Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Board Regulations. Based on credit analyses and collateral requirements, the management of the FHLBank does not anticipate any credit losses on its derivative agreements.
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
As of December 31, 2007 and 2006, the FHLBank’s maximum credit risk, as defined above, was approximately $35,928,000 and $12,555,000. These totals include $33,778,000 and $38,010,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The FHLBank held $7,700,000 and $450,000 cash as collateral as of December 31, 2007 and 2006. The FHLBank held no securities as collateral as of December 31, 2007 or 2006. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.
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

Financial Statement Impact and Additional Financial Information
Net (losses) gains on derivatives and hedging activities recorded in other income for the years ended December 31 were as follows (in thousands):

	For the Year Ended
	2007	2006	2005

Amortization of basis adjustments on modified Advance hedging relationships	$240	$360	$1,254
(Losses) gains related to fair value hedge ineffectiveness	(12,693)	643	(1,090)
Gains (losses) on economic hedges	546	926	(812)

Net (losses) gains on derivatives and hedging activities	$(11,907)	$1,929	$(648)

The FHLBank had no transactions that qualified for cash flow hedge accounting, or any derivatives that required bifurcation from a host contract in 2007, 2006, or 2005. The following table provides outstanding notional balances and estimated fair values excluding accrued interest by category on derivatives outstanding at December 31 (in thousands):

	2007		2006
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest-rate Swaps:
Fair value	$27,909,830	$(382,694)	$31,769,255	$(207,745)
Economic	98,050	98	20,000	580
Forward rate Agreements:
Economic	24,000	(66)	86,000	236
Mortgage Delivery Commitments:
Economic	48,432	171	106,508	(275)

Total	$28,080,312	$(382,491)	$31,981,763	$(207,204)

Total derivatives excluding accrued interest		$(382,491)		$(207,204)
Accrued interest		68,264		112,200

Net derivative balances		$(314,227)		$(95,004)

Net derivative asset balances		$35,928		$12,555
Net derivative liability balances		(350,155)		(107,559)

Net derivative balances		$(314,227)		$(95,004)

Note 11—Deposits
The FHLBank offers demand and overnight interest bearing deposits for members and qualifying non-members. In addition, the FHLBank offers short-term interest bearing deposit programs to members. A member that services mortgage loans may deposit in the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans; the FHLBank classifies these items as “Other” interest bearing deposits.
Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are classified as interest bearing in the deposits section on the accompanying financial statements. The compensating balances held by the FHLBank averaged (in thousands) $21,824 and $21,938 during 2007 and 2006.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits during 2007 and 2006 were 4.82 percent and 4.72 percent.
Non-interest bearing deposits represent funds where the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.
The following table details deposits with the FHLBank that are interest bearing and non-interest bearing at December 31 (in thousands):

	2007	2006

Interest bearing:
Demand and overnight	$910,493	$826,873
Term	117,325	88,425
Other	25,742	11,576

Total interest bearing	1,053,560	926,874

Non-interest bearing:
Other	365	360

Total non-interest bearing	365	360

Total deposits	$1,053,925	$927,234

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $117,200 and $88,000 as of December 31, 2007 and 2006.
Note 12—Consolidated Obligations
Consolidated Obligations consist of Consolidated Bonds and Discount Notes. The FHLBanks issue Consolidated Obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the FHLBank separately tracks and records as a liability its specific portion of Consolidated Obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated Bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
Although the FHLBank is primarily liable for its portion of Consolidated Obligations (i.e., those issued on its behalf), the FHLBank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a Consolidated Obligation on behalf of another FHLBank that is primarily liable for the Consolidated Obligation, Finance Board Regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for those payments and other associated costs (including interest to be determined by the Finance Board). If, however, the Finance Board determines that the non-complying FHLBank is unable to satisfy its repayment obligations, the Finance Board may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par amounts of the 12 FHLBanks’ outstanding Consolidated Obligations were approximately $1,189.7 billion and $952.0 billion at December 31, 2007 and 2006. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.
General Terms. Consolidated Obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets, including the London Interbank Offered Rate (LIBOR). To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate bonds and variable-rate bonds may contain features that result in complex coupon payment terms and call options. When such Consolidated Obligations are issued, the FHLBank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or of a fixed-rate bond.
These Consolidated Obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding principal repayment terms:
Optional Principal Redemption Bonds (callable bonds) that the FHLBank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Interest Rate Payment Terms. The following table details Consolidated Bonds by interest-rate payment type at December 31 (in thousands):

	2007	2006
Par value of Consolidated Bonds:
Fixed-rate	$38,020,604	$51,445,308
Variable-rate	8,143,289	1,973,973

Total par value	$46,163,893	$53,419,281

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at December 31 by year of contractual maturity (dollars in thousands):

	2007		2006
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$19,723,019	4.55%	$20,555,348	4.21%
Due after 1 year through 2 years	7,418,000	4.55	13,045,230	4.56
Due after 2 years through 3 years	4,511,000	4.51	5,057,000	4.49
Due after 3 years through 4 years	3,149,750	4.84	3,731,000	4.59
Due after 4 years through 5 years	3,642,399	4.94	2,714,750	4.92
Thereafter	7,719,725	5.04	8,315,953	4.93

Total par value	46,163,893	4.68	53,419,281	4.49

Premiums	33,175		26,847
Discounts	(41,474)		(50,505)
Deferred net loss on terminated hedges	3		62
SFAS 133 hedging adjustments	23,054		(156,441)

Total	$46,178,651		$53,239,244

The FHLBank’s Consolidated Bonds outstanding at December 31 included (in thousands):

	2007	2006
Par amount of Consolidated Bonds:
Non-callable	$30,492,604	$31,267,308
Callable	15,671,289	22,151,973

Total par value	$46,163,893	$53,419,281

The following table summarizes Consolidated Bonds outstanding at December 31 by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	2007	2006

Due in 1 year or less	$30,741,019	$35,812,848
Due after 1 year through 2 years	5,218,000	7,595,730
Due after 2 years through 3 years	3,181,000	2,677,000
Due after 3 years through 4 years	1,526,750	2,282,000
Due after 4 years through 5 years	2,117,399	1,186,750
Thereafter	3,379,725	3,864,953

Total par value	$46,163,893	$53,419,281

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes, all of which are due within one year was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

December 31, 2007	$35,437,545	$35,576,770	4.20%

December 31, 2006	$21,946,379	$22,021,300	5.22%

(1)	The Consolidated Discount Notes weighted average interest rate represents an implied rate.

Note 13—Affordable Housing Program (AHP)
The Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. Regulatory income is income before assessments and before interest expense related to mandatorily redeemable capital stock under SFAS 150, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues AHP expense monthly based on its income before assessments. The FHLBank reduces the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 14.
If the FHLBank experienced a regulatory loss during a quarter, but still had regulatory income for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date regulatory income. If the FHLBank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a regulatory loss for a full year, the FHLBank would have no obligation to the AHP for the year unless the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks; if it were, each FHLBank would be required to contribute a pro rata amount sufficient to assure that the aggregate contributions of the FHLBanks equaled $100 million. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings.
There was no shortfall, as described above, in either 2007, 2006 or 2005. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Board for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $173,929 and $169,165 at December 31, 2007 and 2006. An analysis of the AHP liability for the years ended December 31 follows (in thousands):

	2007	2006
Balance at beginning of year	$96,240	$91,035
Expense	30,850	29,584
Subsidy uses, net	(23,716)	(24,379)

Balance at end of year	$103,374	$96,240

Note 14—Resolution Funding Corporation (REFCORP)
Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 13. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP to the REFCORP, which then performs the calculations for each quarter end.
The FHLBanks will continue to be obligated for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time because it depends both on the future earnings of all FHLBanks and on interest rates over time. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date GAAP net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.

The Finance Board is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75 million.
The FHLBanks’ aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013, effective December 31, 2007. The FHLBanks’ aggregate payments through 2007 have satisfied $24.2 million of the $75 million scheduled payment due on October 15, 2013 and all scheduled payments thereafter. This date assumes the FHLBanks will pay exactly $300 million annually after December 31, 2007 until the annuity is satisfied.
The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid to the Department of the Treasury.
Note 15—Capital
The FHLBank is subject to three capital requirements under its Capital Plan and the Finance Board rules and regulations: (1) risk-based capital, (2) total capital and (3) leverage capital. First, under the risk-based capital requirement, the FHLBank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Board. The Finance Board may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. Second, the FHLBank is required to maintain at all times a total capital-to-assets ratio of at least four percent. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Board as available to absorb losses. Third, the FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining the FHLBank’s compliance with its regulatory requirements. At December 31, 2007 and 2006, the FHLBank was in compliance with the aforementioned capital rules and requirements.
The following table demonstrates the FHLBank’s compliance with these capital requirements at December 31 (dollars in thousands):

	2007		2006
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$610,800	$3,877,413	$576,678	$4,050,283
Capital-to-assets ratio	4.00%	4.43%	4.00%	4.98%
Regulatory capital	$3,501,262	$3,877,413	$3,255,467	$4,050,283
Leverage capital-to-assets ratio	5.00%	6.64%	5.00%	7.46%
Leverage capital	$4,376,578	$5,816,120	$4,069,334	$6,075,425
The FHLBank currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLBank. The membership stock requirement is based upon a percentage of the member’s total assets, currently determined within a range from 0.03 percent to 0.15 percent, that varies inversely to total assets. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLBank.
Mission Asset Activity includes Advances, certain funds and rate Advance commitments, and Mortgage Purchase Program activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain a Class B stock balance at least equal to the minimum activity allocation percentage, which currently is zero percent of Mission Asset Activity for the Mortgage Purchase Program and two percent of Mission Asset Activity for all other Mission Asset Activity. If a member owns more than the maximum activity allocation percentage, which currently is four percent of Mission Asset Activity, the additional stock is that member’s excess stock. The FHLBank’s unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a stock dividend, and shares subject to redemption and withdrawal notices. The FHLBank’s excess stock may normally be used by members to support a portion of their activity requirement as long as those members maintain their minimum activity stock allocation percentage.
A member may request redemption of all or part of its Class B stock by giving five years’ written notice. The FHLBank may also repurchase the excess stock of any stockholder with no less than five calendar days’ prior written notice. When the FHLBank repurchases capital stock, it must first repurchase shares for which a redemption or withdrawal notice’s five-year redemption period or withdrawal period has expired. Since its Capital Plan was implemented, the FHLBank has repurchased, at its discretion, all member shares subject to outstanding redemption notices prior to the expiration of the five-year redemption period.
The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership in the FHLBanks voluntary for all members. Any member that has withdrawn from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that was held as a condition of membership. That requirement is set out in the FHLBank’s capital plan as described in the section below, unless the institution has cancelled its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank. This restriction does not apply if the member is transferring its membership from one FHLBank to another.
The FHLBank’s retained earnings are owned proportionately by the current holders of Class B stock. The holders’ interest in the retained earnings is realized at the time the FHLBank periodically declares dividends or at such time as the FHLBank is liquidated. The FHLBank’s Board of Directors may declare and pay dividends in either cash or capital stock, assuming the FHLBank is in compliance with Finance Board rules.
Mandatorily Redeemable Capital Stock. The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. In accordance with SFAS 150, the FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member submits a written redemption request or withdrawal notice, or when the member attains non-member status by merger or acquisition, charter termination, or involuntary termination of membership, since the shares of capital stock then meet the definition of a mandatorily redeemable financial instrument. A member may cancel or revoke its written redemption request or its withdrawal notice prior to the end of the five-year redemption period. Under the FHLBank’s Capital Plan, there is a five calendar day “grace period” for revocation of a redemption request and a 30 calendar day “grace period” for revocation of a withdrawal notice during which the member may cancel the redemption request or withdrawal notice without a penalty or fee. The cancellation fee after the “grace period” is currently two percent of the requested amount in the first year and increases one percent a year until it reaches a maximum of six percent in the fifth year. The cancellation fee can be waived by the FHLBank’s Board of Directors for a bona fide business purpose.
Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. For the years ended December 31, 2007, 2006, and 2005 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $9,115, $13,162, and $13,335 were recorded as interest expense.

As of December 31, 2007 and 2006, the FHLBank had (in thousands) $117,624 and $137,109 in capital stock classified as mandatorily redeemable capital stock on its Statements of Condition. At December 31, 2007 and 2006, these balances were comprised as follows:

	2007		2006
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals	16	$117,624	14	$49,839
Other redemptions	-	-	6	87,270

Total	16	$117,624	20	$137,109

The following table provides the dollar amounts for activities recorded in mandatorily redeemable capital stock during 2007, 2006 and 2005:

	2007	2006	2005
Balance, beginning of year	$137,109	$418,381	$34,344
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	530,928	4,600	369,182
Other redemptions	10,125	88,164	128,072
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(463,143)	(382,785)	(1,433)
Other redemptions	(97,395)	(894)	(128,072)
Stock dividend classified as mandatorily redeemable	-	9,643	16,288

Balance, end of year	$117,624	$137,109	$418,381

As of December 31, 2007, there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.
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

Contractual Year of Redemption	2007	2006
Due in 1 year or less	$311	$1,252
Due after 1 year through 2 years	44	595
Due after 2 years through 3 years	18,296	573
Due after 3 years through 4 years	8,658	36,729
Due after 4 years through 5 years	90,315	97,960
Thereafter	-	-

Total par value	$117,624	$137,109

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the GLB Act, each class of FHLBank stock is putable by the member. However, there are significant statutory and regulatory restrictions on the FHLBank’s obligation or right to redeem outstanding stock, including the following:
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
If the FHLBank is liquidated, after payment in full to the FHLBank’s creditors, the FHLBank’s stockholders will be entitled to receive the par value of their capital stock. In addition, the FHLBank’s Class B stockholders will be entitled to any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation of the FHLBank, the Board of Directors shall determine the rights and preferences of the FHLBank’s stockholders, subject to any terms and conditions imposed by the Finance Board.
In addition to possessing the authority to prohibit stock redemptions, the FHLBank’s Board of Directors has the right to call for the FHLBank’s members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act.
The FHLBank’s Board of Directors has a statutory obligation to review and adjust member capital stock requirements in order to comply with the FHLBank’s minimum capital requirements, and each member must comply promptly with any such requirement. However a member could reduce its outstanding business with the FHLBank as an alternative to purchasing stock.
The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member’s stock investments that exceed the required minimum amount.
Finance Board Rule Limiting Excess Stock. On December 22, 2006, the Finance Board adopted a final rule prohibiting any FHLBank with excess stock greater than one percent of its total assets from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The final rule also requires the FHLBanks to declare and pay dividends only out of known income. The FHLBank paid cash dividends in each quarter of 2007. Previously, the Finance Board had issued a proposed rule that would have established minimum amounts of retained earnings for the FHLBanks. While the provisions regarding minimum amounts of retained earnings were not carried forward into the final rule, it is possible that the Finance Board may take up the matter in a subsequent rulemaking.

Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at December 31 and includes any known affiliates that are members of the FHLBank (dollars in millions):

2007
	Balance	% of Total

U.S. Bank, N.A.	$675	19%
Fifth Third Bank	372	10
National City Bank	327	9
The Huntington National Bank	231	7
AmTrust Bank (1)	214	6

Total	$1,819	51%

2006
	Balance	% of Total

RBS Citizens, N.A. (2)	$582	15%
U.S. Bank, N.A.	526	14
Fifth Third Bank	372	10
AmTrust Bank (1)	214	6

Total	$1,694	45%

(1)	Formerly Ohio Savings Bank.

(2)	Formerly Charter One Bank, N.A.
Note 16—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $3,152,000, $3,290,000 and $2,969,000 in 2007, 2006 and 2005. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBank are not presented herein.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $602,000, $571,000, and $489,000 in the years ended December 31, 2007, 2006, and 2005.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan which restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) were it not for legal limitations on such benefits. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees. Future retirees are eligible for the postretirement benefits program if they were hired prior to August 1, 1990, are age 55 or older, and their age plus years of continuous service at retirement are greater than or equal to 80. Spouses are covered subject to required contributions. There are no funded plan assets that have been designated to provide benefits from either the BEP or the postretirement benefits plan.
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above plus the related earnings. The FHLBank contributed $362,000, $697,000, and $345,000 in the years ended December 31, 2007, 2006, and 2005.
In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) became law in the United States. The Medicare Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare Part D benefit. In May 2004, the FASB issued Staff Position FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting and disclosures for the effects of the federal subsidy provided by the Medicare Act. The FHLBank’s disclosures regarding its accumulated postretirement benefit obligation and net periodic postretirement benefit cost reflect estimated amounts associated with the federal subsidy.

The obligations and funding status of the defined benefit feature of the FHLBank’s BEP and postretirement benefits plan as of December 31 were as follows (in thousands):

			Postretirement
			Benefits
	BEP		Plan
Change in benefit obligation(1):	2007	2006	2007	2006

Benefit obligation at beginning of year	$15,785	$15,113	$3,040	$3,161
Service cost	328	383	47	51
Interest cost	930	873	178	178
Amendments	-	(4)	-	-
Actuarial loss	267	756	(42)	239
Recognition of Medicare Act retiree drug subsidy	-	-	-	(492)
Benefits paid	(906)	(1,336)	(97)	(97)

Benefit obligation at end of year	16,404	15,785	3,126	3,040

Change in plan assets:
Fair value of plan assets at beginning of year	-	-	-	-
Employer contribution	906	1,336	97	97
Benefits paid	(906)	(1,336)	(97)	(97)

Fair value of plan assets at end of year	-	-	-	-

Funded status at end of year	(16,404)	(15,785)	(3,126)	(3,040)
Unrecognized net actuarial loss	5,142	5,691	64	107
Unrecognized prior service benefit	(3)	(4)	-	-

Net amount recognized in earnings	$(11,265)	$(10,098)	$(3,062)	$(2,933)

(1)	Represents projected benefit obligation and accumulated postretirement benefit obligation for the BEP and postretirement benefits plan, respectively.
Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLBank’s BEP and postretirement benefits plan as of December 31, 2007 and 2006 were (in thousands) $19,530 and $18,825.
Amounts recognized in accumulated other comprehensive income as of December 31, 2007 and 2006 consist of (in thousands):

			Postretirement
			Benefits
	BEP		Plan
	2007	2006	2007	2006

Net actuarial loss	$5,142	$5,691	$64	$107
Prior service benefit	(3)	(4)	-	-

	$5,139	$5,687	$64	$107

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit feature of the BEP and postretirement benefits plan for the years ended December 31 were (in thousands):

				Postretirement
				Benefits
	BEP			Plan
Net Periodic Benefit Cost	2007	2006	2005	2007	2006	2005
Service cost	$328	$383	$281	$47	$51	$49
Interest cost	930	873	806	178	178	173
Amortization of unrecognized prior service benefit	(1)	(108)	(107)	-	-	-
Amortization of unrecognized net loss	816	899	1,320	-	3	2

Net periodic benefit cost	2,073	$2,047	$2,300	225	$232	$224

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	267			(43)
Amortization of unrecognized net loss	(816)			-
Amortization of unrecognized prior service benefit	1			-

Total recognized in other comprehensive income	(548)			(43)

Total recognized in net periodic benefit cost and other comprehensive income	$1,525			$182

The estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are (in thousands):

		Postretirement
		Benefits
	BEP	Plan

Net actuarial loss	$701	$-
Prior service benefit	(1)	-

Total	$700	$-

The measurement date used to determine the current year’s benefit obligation was December 31, 2007.
Key assumptions and other information used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the BEP for the years ended December 31 were (dollars in thousands):

	2007	2006	2005

Discount rate	6.13%	5.75%	5.50%
Salary increases	4.50%	4.50%	4.50%
Amortization period	6 years	6 years	4 years
Benefits paid during the year	$ 906	$ 1,336	$ 833

Key assumptions and other information used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the postretirement benefits plan for the years ended December 31 were:

	2007	2006	2005

Discount rate	6.00%	5.75%	5.75%
Weighted average discount rate at the end of the year	6.00%	6.00%	5.75%
Health care cost trend rates:
Assumed for next year	8.50%	9.00%	8.00%
Ultimate rate	5.25%	5.25%	5.25%
Year that ultimate rate is reached	2017	2017	2014
The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $38,000 and in accumulated postretirement benefit obligation (APBO) of $475,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $31,000 and in APBO of $385,000.
The discount rates for the disclosures as of December 31, 2007 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan’s census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2007, and solving for the single discount rate that produces the same present value.
The defined benefit feature of the BEP and the postretirement benefits plan are not funded; therefore, no contributions will be made in 2008 except for the payment of benefits. Estimated future benefits payments reflecting expected future services for the years ended after December 31, 2007 were (in thousands):

		Postretirement Benefit Plan
		Gross Benefit	Estimated Medicare
Years	BEP	Payments	Retiree Drug Subsidy

2008	$1,071	$161	$18
2009	1,041	163	19
2010	1,141	177	20
2011	1,263	183	22
2012	1,391	188	23
Years 2013 - 2017	8,211	1,058	137
Note 17—Segment Information
The FHLBank has identified two primary operating segments based on its methodology of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank’s two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk management, and operational administration. The segments identify the primary ways the FHLBank provides services to member stockholders. The FHLBank, as an interest rate spread manager, considers a segment’s net interest income, net interest rate spread and, ultimately, net income as the key factors in allocating resources. Resource allocation decisions are made by considering these profitability measures in the context of the historical, current and expected risk profile of each segment and the entire balance sheet, as well as current incremental profitability measures relative to the incremental market risk profile.
Overall financial performance and risk management are dynamically managed primarily at the level of, and within the context of, the entire balance sheet rather than at the level of individual business segments or product lines. Also, the FHLBank hedges specific asset purchases and specific subportfolios in the context of the entire mortgage asset portfolio and the entire balance sheet. Under this holistic approach, the market risk/return profile of each business segment does not correspond, in general, to the performance that each segment would generate if it were completely managed on a separate basis. It is not possible, given this approach, to accurately determine what the performance would be if the two business segments were managed on a stand-alone basis. Further, because financial and risk management is a dynamic process, the performance of a segment over a single identified period may not reflect the long-term expected or actual future trends for the segment.
The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Income from the Mortgage Purchase Program is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment’s average assets based on the total balance sheet’s average capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. AHP and REFCORP assessments are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments under SFAS 133, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the Mortgage Purchase Program’s market risk. All derivatives classified as mandatory delivery commitments and forward rate agreements are allocated to the Mortgage Purchase Program segment.
The following table sets forth the FHLBank’s financial performance by operating segment for the years ended December 31 (in thousands):

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2007
Net interest income	$331,428	$89,870	$421,298
Other (loss) income	(7,675)	1,551	(6,124)
Other expenses	40,313	8,337	48,650

Income before assessments	283,440	83,084	366,524

Affordable Housing Program	24,068	6,782	30,850
REFCORP	51,875	15,260	67,135

Total assessments	75,943	22,042	97,985

Net income	$207,497	$61,042	$268,539

Average assets	$74,225,302	$10,067,217	$84,292,519

Total assets	$78,242,362	$9,289,195	$87,531,557

2006
Net interest income	$302,319	$84,117	$386,436
Other income	4,801	880	5,681
Other expenses	37,599	8,564	46,163

Income before assessments	269,521	76,433	345,954

Affordable Housing Program	23,345	6,239	29,584
REFCORP	49,235	14,039	63,274

Total assessments	72,580	20,278	92,858

Net income	$196,941	$56,155	$253,096

Average assets	$69,598,701	$9,802,524	$79,401,225

Total assets	$71,455,084	$9,931,586	$81,386,670

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2005
Net interest income	$261,376	$78,612	$339,988
Other income (loss)	3,915	(805)	3,110
Other expenses	34,662	7,955	42,617

Income before assessments	230,629	69,852	300,481

Affordable Housing Program	20,188	5,702	25,890
REFCORP	42,088	12,830	54,918

Total assessments	62,276	18,532	80,808

Net income	$168,353	$51,320	$219,673

Average assets	$70,040,700	$9,348,840	$79,389,540

Total assets	$67,408,082	$9,771,768	$77,179,850

Note 18—Estimated Fair Values
The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of December 31, 2007 and 2006. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the FHLBank’s financial instruments, in certain cases, fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
Subjectivity of estimates. Estimates of the fair value of Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methodologies to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.
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

Held-to-maturity securities. The estimated fair value for each individual mortgage-backed security and collateralized mortgage obligation is obtained from a third-party provider, which bases the fair value on indicative, quoted, and/or trading prices of similar instruments, matrix pricing, or a discounted cash flow methodology. The estimated fair value excludes accrued interest. The estimated fair value for taxable municipal bonds is determined based on each security’s indicative market price obtained from a third-party provider excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party providers for accuracy and reasonableness.
Advances and other loans. The FHLBank determines the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances and excluding the amount of the accrued interest receivable. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR swap curve or by using current indicative market yields, as indicated by the FHLBank Advance pricing methodologies for Advances with similar current terms. In accordance with Finance Board Regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.
For swapped Advances, the estimated fair value is determined (independently of the related derivative) by the discounted cash flow methodology based on the LIBOR swap curve and forward rates at year end adjusted for the estimated current spread on new swapped Advances to the swap curve. For swapped Advances with a conversion option, the conversion option is valued by taking into account the LIBOR swap curve and forward rates at year end and the market’s expectations of future interest rate volatility implied from current market prices of similar options.
Mortgage loans held for portfolio. The estimated fair values of mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank’s Mortgage Purchase Program pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank’s Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:
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
Derivative assets/liabilities. The FHLBank determines the estimated fair value of interest-rate exchange agreements based on current market conditions of interest-rate exchange agreements with similar current terms, including accrued interest receivable and payable. The estimated fair value is based on the LIBOR swap curve and forward rates at year end and, for agreements containing options, the market’s expectations of future interest rate volatility implied from current market prices of similar options. The estimated fair value uses standard valuation techniques for interest-rate swap agreements, including discounted cash flow analysis and comparisons to similar instruments. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and, if negative, a liability. The FHLBank determines the estimated fair values of mortgage delivery commitments similarly to the way in which it determines the estimated fair values of mortgage loans held for portfolio discussed above.
Deposits. The FHLBank determines the estimated fair value of FHLBank deposits with fixed rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The FHLBank determines the estimated fair value of Discount Notes by calculating the present value of expected future cash flows from the Discount Notes excluding accrued interest. The discount rates used in these calculations are current replacement rates for Discount Notes with similar current terms, as approximated by adding an estimated current spread to the LIBOR swap curve. Each month’s cash flow is discounted at that month’s replacement rate.
The FHLBank determines the estimated fair value of non-callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. The discount rates used in these calculations are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.
The FHLBank determines the estimated fair value of callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of expected future cash flows from the bonds excluding accrued interest. The estimated fair value is determined by the discounted cash flow methodology based on the LIBOR swap curve and forward rates adjusted for the estimated spread on new callable bonds to the swap curve and based on the market’s expectations of future interest rate volatility implied from current market prices of similar options.
Mandatorily redeemable capital stock. The fair value of capital subject to mandatory redemption is generally at par value as indicated by member contemporaneous purchases and sales at par value. Fair value also includes the estimated dividend earned at the time of reclassification from equity to a liability, until such amount is paid, and any subsequently declared stock dividend. FHLBank stock can only be acquired by members at par value and redeemed at par value. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
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

The carrying values and estimated fair values of the FHLBank’s financial instruments as of December 31, 2007 and 2006 were as follows (in thousands):
2007 FAIR VALUE SUMMARY TABLE

	2007
		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$52,606	$-	$52,606
Interest-bearing deposits	2,252,800	435	2,253,235
Securities purchased under agreements to resell	300,000	-	300,000
Federal funds sold	10,136,000	-	10,136,000
Trading securities	3,587	-	3,587
Available-for-sale securities	-	-	-
Held-to-maturity securities	12,173,492	(37,190)	12,136,302
Advances	53,309,664	92,950	53,402,614
Mortgage loans held for portfolio, net	8,927,950	(12,024)	8,915,926
Accrued interest receivable	305,839	-	305,839
Derivative assets	35,928	-	35,928

Liabilities:
Deposits	(1,053,925)	18	(1,053,907)
Consolidated Obligations:
Discount Notes	(35,437,545)	8,503	(35,429,042)
Bonds	(46,178,651)	(259,416)	(46,438,067)
Mandatorily redeemable capital stock	(117,624)	-	(117,624)
Accrued interest payable	(430,873)	-	(430,873)
Derivative liabilities	(350,155)	-	(350,155)

Other:
Commitments to extend credit for Advances	-	29	29
Standby bond purchase agreements	-	670	670

2006 FAIR VALUE SUMMARY TABLE

	2006
		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$4,022	$-	$4,022
Interest-bearing deposits	6,535,562	361	6,535,923
Securities purchased under agreements to resell	1,150,000	-	1,150,000
Federal funds sold	9,641,700	(29)	9,641,671
Trading securities	4,602	-	4,602
Available-for-sale securities	1,188,450	-	1,188,450
Held-to-maturity securities	12,099,348	(276,910)	11,822,438
Advances	41,956,538	(80,925)	41,875,613
Mortgage loans held for portfolio, net	8,460,716	(152,163)	8,308,553
Accrued interest receivable	300,555	-	300,555
Derivative assets	12,555	-	12,555

Liabilities:
Deposits	(927,234)	56	(927,178)
Consolidated Obligations:
Discount Notes	(21,946,379)	1,352	(21,945,027)
Bonds	(53,239,244)	366,372	(52,872,872)
Mandatorily redeemable capital stock	(137,109)	-	(137,109)
Accrued interest payable	(559,358)	-	(559,358)
Derivative liabilities	(107,559)	-	(107,559)

Other:
Commitments to extend credit for Advances	-	82	82
Standby bond purchase agreements	-	959	959
Note 19—Commitments and Contingencies
As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Board Regulation authorizes the Finance Board to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has had to assume or pay the Consolidated Obligation of another FHLBank.
The FHLBank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks’ Consolidated Obligations at December 31, 2007 or 2006. The joint and several obligations are mandated by Finance Board Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s Consolidated Obligations, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. The par amounts of the FHLBanks’ outstanding Consolidated Obligations for which the FHLBank is jointly and severally liable were approximately $1,189.7 billion and $952.0 billion at December 31, 2007 and 2006.

Commitments that legally bind and unconditionally obligate the FHLBank for additional Advances totaled approximately (in thousands) $5,627 and $7,875 at December 31, 2007 and 2006. Commitments generally are for periods up to 12 months. Standby Letters of Credit are executed for members for a fee. A Standby Letter of Credit is a financing arrangement between the FHLBank and its member. If the FHLBank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized Advance to the member. Outstanding Standby Letters of Credit were as follows:

	2007	2006
Outstanding Notional (in thousands)	$ 6,923,230	$ 6,498,480
Original Terms	6 days to 18 years	14 days to 18.5 years
Final Expiration Year	2024	2024
Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to Standby Letters of Credit entered into after 2002 are recorded in other liabilities and amounted to (in thousands) $2,530 and $1,229 at December 31, 2007 and 2006. Based on credit analyses performed by the FHLBank’s management as well as collateral requirements, the FHLBank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 8). The estimated fair values of commitments as of December 31, 2007 and 2006 are reported in Note 18.
The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank expire after five years, currently no later than 2010, although some are renewable at the option of the FHLBank. Total commitments for standby bond purchases were $211.9 million and $243.2 million at December 31, 2007 and 2006. During 2007 and 2006, the FHLBank was not required to purchase any bonds under these agreements. The estimated fair values of standby bond purchase agreements as of December 31, 2007 and 2006 are reported in Note 18.
Commitments that unconditionally obligate the FHLBank to purchase mortgage loans totaled $48.4 million and $106.5 million at December 31, 2007 and 2006. Commitments are generally for periods not to exceed 90 days. Such commitments are recorded as derivatives at their fair values.
The FHLBank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral pledge (collateral) agreements. As of December 31, 2007 and 2006, the FHLBank had no securities pledged as collateral to broker-dealers.
At December 31, 2007, the FHLBank was committed to issue $230.0 million in Consolidated Obligations, of which $0 million were hedged with associated interest rate swaps. At December 31, 2006, the FHLBank was committed to issue $1,305.6 million in Consolidated Obligations, of which $1,040.0 million were hedged with an associated interest rate swap.

The FHLBank charged to operating expenses net rental costs of approximately $1,865,000, $1,807,000, and $1,698,000 for the years ending December 31, 2007, 2006, and 2005. Future minimum rentals at December 31, 2007 were as follows (in thousands):

Year	Premises	Equipment	Total

2008	$876	$129	$1,005
2009	837	46	883
2010	833	-	833
2011	842	-	842
2012	877	-	877
Thereafter	1,582	-	1,582

Total	$5,847	$175	$6,022

Lease agreements for FHLBank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBank.
The FHLBank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank’s financial condition or results of operations.
Notes 1, 8, 10, 11, 12, 13, 14, 15, and 16 discuss other commitments and contingencies.
Note 20—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank notes such activity on the face of its financial statements. There were no such loans or borrowings outstanding at December 31, 2007, 2006, or 2005. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the years ended December 31 (in thousands).

		Average Daily Balances
	2007	2006	2005

Loans to other FHLBanks	$7,112	$9,667	$13,271

Borrowings from other FHLBanks	-	411	-
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
During the year ended December 31, 2007 the par amount of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $120,000. All such transfers were from the FHLBank of Dallas. The net discounts associated with these transactions (in thousands) were $142 in 2007. There were no Consolidated Obligations transferred to the FHLBank during the year ended December 31, 2006. During the year ended December 31, 2005 the par amount of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $87,000. All such transfers were from the FHLBank of Chicago. The net discounts associated with these transactions (in thousands)

were $1,266 in 2005. The FHLBank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 12). The FHLBank did not transfer any Consolidated Obligations to other FHLBanks in 2007, 2006, or 2005.
Note 21—Transactions with Stockholders
As a cooperative, the FHLBank’s capital stock is owned by its members, by former members that retain the stock as provided in the FHLBank’s Capital Plan and by non-member institutions that have acquired members and must retain the stock to support Advances or other activities with the FHLBank. All Advances are issued to members and all mortgage loans held for portfolio are purchased from members. The FHLBank also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLBank may enter into interest-rate exchange agreements with its stockholders. The FHLBank may not invest in any equity securities issued by its stockholders and it has not purchased any mortgage-backed securities securitized by, or other direct long-term investments in, its stockholders.
For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. In accordance with the Act and Finance Board Regulations, members elect a majority of the FHLBank’s Board of Directors. The remaining directors are appointed by the Finance Board. The Act prescribes the voting rights of the FHLBank’s members in the election of directors. Under the statute and regulations, each elective directorship is designated to one of the three states in the FHLBank’s district and each member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. Due to statutory limitations, no member owned more than 10 percent of the voting interests of the FHLBank in the election of directors at December 31, 2007 and 2006.
All transactions with stockholders are entered into in the ordinary course of business. Finance Board Regulations require the FHLBank to provide the same pricing for Advances and other services to all members regardless of asset or transaction size, charter type, or geographic location. The FHLBank may, in pricing its Advances, distinguish among members based upon its assessment of the credit and other risks to the FHLBank of lending to any particular member, or other reasonable criteria that may be applied equally to all members. The FHLBank’s policies and procedures require that such standards and criteria be applied consistently and without discrimination to all members applying for Advances.
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors’ Financial Institutions for the items indicated below as of December 31, 2007 and 2006 (dollars in millions).

	2007		2006
	Balance	% of Total (1)	Balance	% of Total(1)
Advances	$1,289	2.4%	$11,808	28.2%
Mortgage Purchase Program	19	0.2	56	0.7
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	118	3.3	668	17.6
Derivatives	-	-	55	0.2

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at December 31, 2007 and 2006 to members and former members holding 5 percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2007	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$675	19%	$16,856	$134
Fifth Third Bank	372	10	5,539	17
National City Bank	327	9	4,696	5,378
The Huntington National Bank	231	7	3,085	171
AmTrust Bank (1)	214	6	2,093	-

Total	$1,819	51%	$32,269	$5,700

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2006	Balance	% of Total	Principal	Principal Balance

RBS Citizens, N.A. (2)	$582	15%	$10,772	$-
U. S. Bank, N.A.	526	14	6,757	159
Fifth Third Bank	372	10	4,048	19
AmTrust Bank (1)	214	6	3,971	-

Total	$1,694	45%	$25,548	$178

(1)	Formerly Ohio Savings Bank.

(2)	Formerly Charter One Bank, N.A.
In the third quarter of 2007, RBS Citizens, N.A. (RBS) consolidated the charters of multiple banks it owns in the United States, including Charter One Bank, N.A. (Charter One). RBS consolidated Charter One’s banking charter outside of the FHLBank’s District, which resulted in the automatic termination of Charter One’s membership in the FHLBank.
Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of the Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the years ended December 31, 2007, 2006, or 2005. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $13,140,000, $13,820,000, and $14,435,000 as of December 31, 2007, 2006, and 2005, respectively. The FHLBank did not have any investments in or borrowings to any other non-member affiliates during the years ended December 31, 2007, 2006, or 2005.
SUPPLEMENTAL FINANCIAL DATA
Supplemental financial data required is set forth in the “Other Financial Information” caption at Part II, Item 7. of this filing.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A(T). Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of December 31, 2007, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of December 31, 2007, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the Federal Home Loan Bank of Cincinnati (the FHLBank) is responsible for establishing and maintaining adequate internal control over financial reporting. The FHLBank’s internal control over financial reporting is designed by, or under the supervision of, the FHLBank’s management, including its principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principals generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The FHLBank’s management assessed the effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the FHLBank determined that as of December 31, 2007, the FHLBank’s internal control over financial reporting was effective based on those criteria.
This annual report on Form 10-K does not include an attestation report of the FHLBank’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the FHLBank’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the FHLBank to provide only management’s report in this annual report on Form 10-K.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the FHLBank’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
DIRECTORS
The following table sets forth certain information (ages as of March 1, 2008) regarding each of our current directors.

			Expiration of	Appointed or
Name	Age	Director Since	Term as Director	Elected (State)

Grady P. Appleton	60	2007	12/31/09	Appointed (OH)
Donald R. Ball	71	(2003-2005) 2007	12/31/09	Appointed (KY)
Richard C. Baylor, Vice Chair	53	2003	12/31/08	Elected (OH)
Robert E. Brosky	64	2003	12/31/08	Elected (OH)
William Y. Carroll	68	2002	12/31/10	Elected (TN)
B. Proctor Caudill, Jr.	58	2004	12/31/09	Elected (KY)
James R. DeRoberts	51	2008	12/31/10	Elected (OH)
Leslie Dolin Dunn	62	2007	12/31/08	Appointed (OH)
Stephen D. Hailer	57	(1993-1998) 2002	12/31/08	Elected (OH)
Charles J. Koch	61	2008 (1)	12/31/10	Appointed (OH)
Michael R. Melvin	63	(1995-2001) 2006	12/31/08	Elected (OH)
R. Stan Puckett	51	2005	12/31/10	Elected (TN)
Charles J. Ruma	66	(2002-2004) 2007	12/31/08	Appointed (OH)
William J. Small	57	2007	12/31/09	Elected (OH)
Billie W. Wade	58	2007	12/31/09	Elected (KY)
Carl F. Wick, Chair	68	2003	12/31/10	Appointed (OH)

(1)	Mr. Koch an appointed director beginning in 2008, also served as an elected director from 1990-1995 and 1998-2006.
Mr. Appleton has served as Executive Director of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, for 25 years. Mr. Appleton was a member of the FHLBank’s Advisory Council from 1997 until 2006.
Mr. Ball has been Chairman of the Board of Ball Homes, LLC, a Central Kentucky homebuilder, since 1956. He also is President of Barkham Inc., a nonprofit general contractor, and LexLinc, a nonprofit community collaborative organization. Mr. Ball currently is Chairman of Kentucky Housing Corp., the state’s housing finance agency.
Mr. Baylor has been Chairman of Camco Financial Corporation, a financial holding company, and its subsidiary, Advantage Bank, Cambridge, Ohio, since November 2006. He also has been President of Camco Financial Corporation since 2000 and Chief Executive Officer of Camco Financial, as well as President and Chief Executive Officer of Advantage Bank, since 2001. Mr. Baylor has been a director of Camco Financial Corporation since 2001.
Mr. Brosky was President and Chief Executive Officer of First Federal Savings and Loan Association of Lorain, Lorain, Ohio, from 1984 to January 2008 and has served as Chairman of its Board of Directors since December 1999.
Mr. Carroll is Chairman of the Board and Director of Business Development of SmartBank, a state chartered bank in Pigeon Forge, Tennessee, that opened in January 2007. He previously served as President and Chief Executive Officer of Citizens National Bank, Sevierville, Tennessee, from 1982 until 1999 and served as Citizen National Bank’s Chairman and Chief Executive Officer from 1999 until his retirement in November 2005.
Mr. Caudill has been involved in banking for over 37 years. He served as President and Chief Executive Officer of Peoples Bank, Morehead, Kentucky, his family-owned community bank, from 1981 until his retirement in July 2006. Mr. Caudill now serves on the board of Kentucky Bank in Paris, Kentucky.

Mr. DeRoberts has been Chairman of The Arlington Bank, based in Upper Arlington, Ohio since 1999. In addition to his position at Arlington Bank, Mr. DeRoberts is a partner in Gardiner Allen DeRoberts Insurance LLC, an independent insurance agency in Columbus, Ohio.
Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corp., a New York Stock Exchange listed retailer now owned by Luxottica Group S.p.A., from 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones, Day law firm. She currently is engaged in private investing and serves in leadership positions with a number of civic and philanthropic organizations.
Mr. Hailer has been a director and President and Chief Executive Officer of North Akron Savings Bank, Akron, Ohio, since 1991.
Mr. Koch was Chairman of the Board of Charter One Bank, N.A., Cleveland, Ohio, from 1995 to August 2004. Mr. Koch is a director of the Royal Bank of Scotland plc and Assurant Inc.
Mr. Melvin has been President and a director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.
Mr. Puckett has been Chairman and Chief Executive Officer of Green Bankshares, Inc., a community bank holding company, and its subsidiary, GreenBank, Greeneville Tennessee, since February 2001. Previously, he had been President and Chief Executive Officer of Green Bankshares since 1990 and President and Chief Executive Officer of GreenBank since 1989.
Mr. Ruma has been President and Chief Executive Officer, Virginia Homes Ltd., a Columbus, Ohio area homebuilder, since 1975. Mr. Ruma serves on the Ohio Housing Finance Agency, the state’s housing agency, where he chairs the Single Family committee.
Mr. Small has been Chairman and Chief Executive Officer of First Federal Bank of the Midwest, Defiance, Ohio, since 1999. He is also a director of First Defiance Financial Corp.
Mr. Wade has been President and Chief Executive Officer of Citizens Union Bank, Shelbyville, Kentucky, since 1991.
Mr. Wick was employed by NCR Corporation from 1966 to 1994, when he retired. He currently is the owner of Wick and Associates, a business consulting firm, and is a member of the Ohio Board of Education.

EXECUTIVE OFFICERS
The following table sets forth certain information (ages as of March 1, 2008) regarding our executive officers.

			Employee of
Name	Age	Position	the FHLBank Since

David H. Hehman	59	President and Chief Executive Officer	1977
Andrew S. Howell	46	Executive Vice President and Chief Operating Officer	1989
Donald R. Able	47	Senior Vice President-Controller; Principal Financial Officer	1981
Carole L. Cossé	60	Senior Vice President and Chief Financial Officer	1979
Paul J. Imwalle	59	Senior Vice President-Member Services	1974
R. Kyle Lawler	50	Senior Vice President-Credit Services	2000
Carol M. Peterson	69	Senior Vice President-Housing & Community Investment	1974
Thomas F. Schlager	60	Senior Vice President-Bank Operations	1980
Stephen J. Sponaugle	45	Senior Vice President and Chief Risk Officer	1992
Except as described below, all of the executive officers named above have held their current positions for at least the past five years.
Mr. Howell became Executive Vice President and Chief Operating Officer in January 2008. He served as the FHLBank’s Executive Vice President-Mission Asset Activity since January 2007. Prior to that, he had served as the FHLBank’s Senior Vice President-Credit Services since 2000.
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
Mr. Lawler became the Senior Vice President-Credit Services in May 2007. Prior to that, he had served as the FHLBank’s Senior Vice President-Mortgage Purchase Program since June 2000.
All officers are appointed annually by our Board of Directors.
NOMINATION AND ELECTION OF INDUSTRY DIRECTORS
We currently are authorized to have sixteen directors, comprised of ten industry directors elected by members and six public interest directors appointed by the Finance Board.
Finance Board Regulations govern the process by which industry directors are elected. The Finance Board designates each elective directorship as representing the members that are located in a particular state. The board of directors (or an officer designated by the board) of each member that maintains a principal place of business in the state to be represented by a directorship may nominate a candidate for that directorship. To be eligible to serve as a director, a candidate must be a citizen of the United States, and an officer or director of a member institution that is located in his or her respective state that meets all the minimum capital requirements established by its appropriate Federal banking agency or state regulator.
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
AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has determined (1) that each of Mr. Billie W. Wade, Chairman of the Audit Committee, and Committee member Mr. Richard C. Baylor has the relevant accounting and related financial management expertise, and therefore is qualified, to serve as an Audit Committee financial expert within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). For additional information regarding the independence of the directors of the FHLBank, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
CODES OF ETHICS
The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers” that applies to the Principal Executive Officer and the Principal Financial Officer, as well as all other executive officers. This policy serves to promote honest and ethical conduct, full, fair and accurate disclosure in the FHLBank’s reports to regulatory authorities and in other public communications, as well as compliance with applicable laws, rules and regulations. The Code is posted on the FHLBank’s Web site (www.fhlbcin.com). If a waiver of any provision of the Code is granted to a covered officer, information concerning the waiver will be posted on our Web site.
The Board of Directors has also adopted a “Standards of Conduct” policy that applies to all employees. The purpose of this policy is to promote a strong ethical climate that protects the FHLBank against fraudulent activities and fosters an environment in which open communication is expected and protected.

Item 11. Executive Compensation.
2007 COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis provides information on our compensation program for executive officers for 2007, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers).
Compensation Program Overview (Philosophy and Objectives)
Our Board of Directors is responsible for determining the philosophy and objectives of the compensation program. The philosophy of the compensation program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve strategic business initiatives and thereby enhance stockholder value. The program is primarily designed to focus executives on achieving the FHLBank’s mission through increased business with member institutions while also encouraging teamwork.
To achieve this, we compensate executive officers using a total compensation approach that combines base salary, short and long-term variable (incentive-based) compensation, retirement benefits and modest fringe benefits. We believe the compensation program communicates short and long-term goals and standards of performance for the FHLBank’s mission and key business objectives and appropriately recognizes, motivates and competitively rewards executives commensurate with their contributions and achievements. The combination of base salary, which rewards an individual’s performance, and short and long-term incentives, which reward teamwork, creates a total compensation opportunity for executives who contribute to and influence strategic plans and who are primarily responsible for the FHLBank’s performance.
The FHLBank’s Personnel Committee (the Committee) acts pursuant to a Board-approved charter that, among other things, includes oversight of the compensation program. The Committee, which is comprised of no fewer than three directors including at least one public interest director, believes that our compensation philosophy, as expressed through the program, is effective in achieving its objectives. The Committee annually reviews the components of the compensation program to ensure that it is consistent with and supports the FHLBank’s mission, strategic business objectives and annual goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the compensation program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own the FHLBank’s capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.
The Committee recommends the President’s annual compensation package to the Board, which is responsible for approving all forms of compensation provided to the President. Additionally, the Committee is responsible for reviewing and approving the President’s recommendations regarding all forms of compensation for other executive officers for final approval by the Board.
Management Involvement – Executive Compensation
While the Board is ultimately responsible for determining the compensation of the President and all other executive officers, the President and the Vice President, Human Resources and Administration, periodically advise the Committee regarding competitive and administrative issues affecting our compensation program. Additionally, the President and the Vice President, Human Resources and Administration present recommendations to the Committee regarding compensation of all other executive officers.
Competition and Compensation Benchmarking
The compensation program is designed to provide market competitive compensation, comparable to the opportunity found at those financial institutions from which we expect to recruit executive officers. We compete with other Federal Home Loan Banks and, to a lesser extent, other federal housing GSEs for executive talent. Primarily, however, we compete for executive talent with private sector financial institutions, including both commercial and mortgage banks. As such, our executive officers are required to possess equivalent levels of knowledge and experience in comparison to peer positions at similarly sized commercial and mortgage banks.
Mortgage Banks: Although mortgage banks do not engage in wholesale lending as their primary source of business and are not comparable in total assets to the FHLBank, many of the skills and experiences acquired through employment with a mortgage bank are transferable to the FHLBank. When benchmarking executive positions, the Committee generally uses compensation survey data from mortgage banks with product offerings, complexity and assets that align relatively closely with the size and scope of responsibility required by the FHLBank.
Commercial Banks: Although primarily different in the capital markets function, we compete for talent with commercial banks since both engage in wholesale/institutional lending and have similarities in middle office and support areas. As with mortgage banks, when benchmarking executive positions, the Committee generally uses compensation survey data from commercial banks with relatively similar product offerings, complexity and assets.
Other FHLBanks: While all FHLBanks share the same public policy mission, they can differ considerably in their relative mix of services, investment risk/credit quality and geographical location, which directly impacts labor market competition. When benchmarking executive positions, the Committee considers compensation levels and practices within the FHLBank System.
In determining market competitive compensation, the Committee utilizes nationally recognized, professionally published compensation surveys. The Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, short and long-term incentive compensation, retirement and other benefits, for each executive, when the FHLBank meets its annual performance goals, at or near the market median of the related external benchmark comparisons. However, due to the tenure of our executives, an individual element of compensation may occasionally vary above or below the market median for the above comparison group.
While the competitiveness of the compensation program is considered an important factor for attracting and retaining executives, the Committee also reviews the overall value of the total compensation package, to ensure the program is well designed and fiscally responsible from both a regulatory and corporate governance perspective.
In 2004, the Committee engaged the services of McLagan Partners, a nationally recognized compensation consulting firm specializing in the financial services industry, to assist in determining the appropriate mix of compensation provided to executive officers and to evaluate the effectiveness of our compensation program. During each of the past three years, including 2007, McLagan Partners also has provided updated comparative compensation data to the Committee and the President for FHLBank officers.
Relationship of Salary, Short-Term and Long-Term Incentive Compensation
The Committee utilizes a balanced approach for delivering base salary, short and long-term incentive pay with our compensation program. While our short-term incentive compensation plan rewards all officers and staff for the achievement of FHLBank annual strategic business goals, our long-term incentive compensation plan is provided to executive and senior officers for achievement of specific, strategic and mission-related goals for which FHLBank performance is measured over a three-year period. The Committee has not defined specific target percentages for each element of the total compensation opportunity available to executive officers. Instead, the Committee reviews and evaluates base salary, short and long-term incentive compensation and benefits, including retirement, in comparison to the total compensation opportunity available to positions of equivalent scope, responsibility and complexity for the external benchmarks. When determining the compensation opportunity of executive officers, the Committee and the Board primarily consider the individual’s performance, experience and tenure, as well as internal pay equity.
Additionally, the Committee believes that the relative difference between the compensation of the President and the compensation of our other executive officers is consistent with such differences found in the external benchmarks. Further, the Committee has reviewed the internal relationships between the compensation for the President and for other executive officers and has deemed them to be appropriate.

Elements of Total Compensation Program
The following table summarizes all compensation to the FHLBank’s Named Executive Officers for the years ended December 31, 2007 and 2006. Discussion of each component follows the table.
Summary Compensation Table

					Change in
					Pension
					Value &
				Non-Equity	Non-qualified
				Incentive	Deferred
				Plan	Compensation	All Other
Name and Principal Position	Year	Salary (1)	Bonus	Compensation (2)	Earnings (3)	Compensation (4)	Total

David H. Hehman	2007	$561,481	$-	$550,588	$668,000	$57,042	$1,837,111
President and Chief Executive Officer	2006	530,266	50,000	339,219	744,000	50,354	1,713,839
Principal Executive Officer

Donald R. Able	2007	171,115	-	93,897	102,000	14,166	381,178
Senior Vice President — Controller	2006	158,343	-	64,994	66,000	11,817	301,154
Principal Financial Officer

Andrew S. Howell (5)	2007	227,704	-	158,556	82,000	18,469	486,729
Executive Vice President and Chief Operating Officer

Carole L. Cossé	2007	233,831	-	147,578	282,000	19,612	683,021
Senior Vice President and Chief	2006	220,246	-	93,030	214,000	18,060	545,336
Financial Officer

R. Kyle Lawler	2007	209,575	-	138,806	48,000	17,772	414,153
Senior Vice President	2006	203,177	-	86,621	33,000	16,772	339,570
Credit Services

(1)	Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees) as follows: Mr. Hehman, $26,481; Mr. Able, $12,115; Mr. Howell, $11,704; Ms. Cossé, $18, 831; and Mr. Lawler, $9,575.

(2)	Amounts shown for 2007 reflect total payments pursuant to the 2007 Short-Term Non-Equity Incentive Plan and the initial Long-Term Non-Equity Incentive Plan performance period, as follows:

	Short-Term	Long-Term
Name	Incentive Plan	Incentive Plan	Total

David H. Hehman	$349,435	$201,153	$550,588

Donald R. Able	69,053	24,844	93,897

Andrew S. Howell	112,820	45,736	158,556

Carole L. Cossé	93,373	54,205	147,578

R. Kyle Lawler	86,859	51,947	138,806

(3)	Represents change in the actuarial present value of accumulated pension benefits only. No above market or preferential earnings are paid on deferred compensation.

(4)	For 2007, amounts include matching contributions to the qualified and non-qualified defined contribution pension plans as follows: Mr. Hehman, $57,042; Mr. Able, $14,166; Mr. Howell, $18,469; Ms. Cossé, $19,612; and Mr. Lawler, $17,772.

(5)	Mr. Howell was named Executive Vice President, Chief Operating Officer as of January 1, 2008. He was not a Named Executive Officer in 2006.

Salary
Base salary is a key component of the total compensation program and is also a key factor when attracting and retaining executive talent. Base salaries for the Named Executive Officers are established on a number of factors but generally target the median of the competitive market. Other factors affecting an executive’s base salary include length of time in position, relevant experience, individual achievement, and the size and scope of assigned responsibilities as compared to the responsibilities of other executives. Base salary increases are traditionally granted by the Board at the beginning of each calendar year and are based on a review of the individual’s performance and contributions to the achievement of our annual business plan goals and strategic objectives.
In December 2007, the Board approved the following 2008 base salaries for the Named Executive Officers: Mr. Hehman, $567,100; Mr. Able, $170,000; Mr. Howell, $260,000; Ms. Cossé, $225,000; and, Mr. Lawler, $208,000. Mr. Howell’s 2008 salary increase also includes a promotional increase in recognition of the additional operational responsibilities associated with his designation as Chief Operating Officer effective January 1, 2008. Excluding Mr. Howell, the 2008 increases in base salary ranged from 4.0 percent to 6.9 percent compared to the 2007 base salary increases which ranged from 4.4 percent to 6.0 percent. The Board’s actions were based on the President’s recommendations for each of the other executives, an analysis of recent market data corresponding to the positions, and an evaluation of each executive’s performance.
Short-Term Non-Equity Incentive Plan Compensation
The Executive Incentive Compensation (STI) Plan is an annual cash-based incentive compensation plan designed to promote and reward higher levels of performance for accomplishing Board-approved goals. The annual STI goals generally reflect desired financial, operational and public mission objectives for the current fiscal year. Each goal is assigned an incentive weight reflecting its relative importance and potential impact on our strategic initiatives and annual business plan, and each is assigned a quantitative threshold, target and maximum level of performance. Prior to 2007, participating executive officers below the President and Executive Vice President level also were assigned individual goals that reflected the person’s designated duties and responsibilities. Beginning with 2007, the individual goal requirement was eliminated for these executives to focus exclusively on our annual performance.
When establishing the annual STI goals and corresponding performance levels, the Board anticipates that we will successfully achieve threshold level of performance nearly every year. The target level is aligned with expected performance and is anticipated to be reasonably achievable a majority of plan years. The maximum level of performance reflects a graduated level of difficulty from the performance target and requires superior performance to achieve.

For calendar year 2007, the Board approved a total of ten goals in the functional areas of Member Asset Activity, Housing and Community Outreach, Profitability and New Membership. The 2007 goals and related incentive weights are shown below.

Member Asset Activity (Aggregate Incentive Weight — 30%)

a) Average Advances	Weight: 5.0%

b) Increase in Average Credit Balances with Members with Assets < $600M	Weight: 7.5%

c) New Credit Services Users	Weight: 7.5%

d) MPP New Delivery Commitments	Weight: 5.0%

e) MPP Participating Financial Institutions — 2007 New Users	Weight: 5.0%

Housing and Community Outreach (Aggregate Incentive Weight — 25%)

a) Members Using One or More Housing and Community Investment Programs during 2007	Weight: 15.0%

b) Community Outreach Events	Weight: 10.0%

Profitability (Aggregate Incentive Weight — 35%)

Adjusted Net Income (1) Divided by Average Shares Outstanding compared to

Average Three-Month LIBOR Plus Basis Point Spread (bps)	Weight: 35.0%

New Membership (Aggregate Incentive Weight — 10%)

a) 2007 Membership Approvals	Weight: 7.5%

b) Insurance Company Approvals	Weight: 2.5%

(1)	Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of SFAS 133 and further adjusted to reflect the impact as if Advance prepayment fees are amortized over their remaining weighted average term (at the time of prepayment) instead of when they occur.
Each executive officer, including the Named Executive Officers, is assigned an annual incentive award opportunity, stated as a percentage of base salary, which corresponds to the individual’s level of organizational responsibility and ability to contribute to and influence overall performance. The annual incentive award opportunity established for executives is designed to be comparable with the annual incentive opportunities for executives with similar duties and responsibilities in the financial services sector and at the other FHLBanks. The Board believes the annual incentive opportunity and plan design provide an appropriate, competitive reward to all officers, including the Named Executive Officers, commensurate with the achievement levels expected for the incentive goals.
The incentive award opportunities for the 2007 plan year are shown below.

	Incentive	Incentive	Incentive
	Opportunity	Opportunity	Opportunity
	at Threshold	at Target	at Maximum

David H. Hehman	25.0%	55.0%	75.0%

Donald R. Able	17.5	35.0	50.0

Andrew S. Howell	17.5	45.0	60.0

Carole L. Cossé	17.5	35.0	50.0

R. Kyle Lawler	17.5	35.0	50.0
The authorization for payment of STI awards, if any, earned by participants in the annual incentive plan generally is granted following certification of the year-end performance results by the Board at its January meeting. The annual cash incentive payments are determined based on the actual performance or achievement levels for each goal in comparison with the performance levels established for that goal.

If actual performance falls below the threshold level of performance no payment is made for that goal. If actual performance exceeds the maximum level only the value assigned as the performance maximum is paid. When actual performance falls between the assigned threshold, target and maximum performance levels, an interpolated achievement is calculated for that goal. The achievement for each goal is then multiplied by the corresponding incentive weight assigned to that goal and the results for each goal are summed to arrive at the final incentive award payable to the executive. Although not utilized for 2007, the Board has sole discretion to increase or decrease any STI awards, including the ability to approve an additional incentive payment for extraordinary individual performance.
At its January 17, 2008 meeting, following certification of the 2007 performance results, the Board authorized the distribution of incentive payments to participants including the Named Executive Officers. For the 2007 plan year, we cumulatively achieved approximately 87 percent of the available maximum incentive opportunity. The STI results for the 2007 plan year reflect a slight decrease in overall FHLBank performance against the 2007 goals as compared to the 89 percent achieved for 2006. The payments for the 2007 plan year were made in February 2008 and are shown in Note 2 to the Summary Compensation Table.
At its January 2008 meeting, the Board established the STI goals, incentive weights and performance measures corresponding to each STI goal and the STI award opportunities for the 2008 plan year. The STI goals and incentive weights are generally identical to those approved for the 2007 plan. The 2008 incentive award opportunities for our executives are identical to those set forth above for the 2007 plan. In setting the performance measures for 2008, the Board considered STI results against target for 2007, relevant aspects of the FHLBank’s financial outlook for 2008 and opportunities to increase membership and members’ business with the FHLBank. Generally, the Board sets the minimum, target and maximum levels such that the relative difficulty of achieving the target level is consistent from year to year.
Long-Term Non-Equity Incentive Plan Compensation
The Executive Long-Term Incentive (LTI) Plan, is a cash-based, performance unit plan designed to promote higher levels of performance by selected executive and senior officers, including the Named Executive Officers, for accomplishing Board-approved LTI goals. The LTI goals generally reflect desired financial, operational and public mission objectives as measured over a three-year period, which we believe promotes and encourages our long-term success and financial viability and thereby enhances our value to our stockholders. Each approved LTI goal is assigned an incentive weight reflecting its relative importance and potential impact on the strategic long-term initiatives, and each is assigned a quantitative threshold, target and maximum level of performance.
The LTI Plan was initially established in 2005 with a performance period of January 1, 2005 through December 31, 2007. At the Board’s February 2006, 2007, and 2008 meetings, new three-year performance periods were established for 2006 — 2008, 2007 — 2009, and 2008 — 2010. The Board currently expects to continue establishing a new three-year performance period commencing each January 1 so that three separate performance periods will be in effect at one time.
When establishing LTI goals for each three-year performance period and the corresponding performance levels, the Board anticipates the successful achievement of the threshold level of performance nearly every performance period. The target level is aligned with expected performance and is anticipated to be reasonably achievable. The maximum level reflects a graduated level of difficulty from the performance target and requires exceptional performance for the FHLBank to achieve.

For the 2007 – 2009 performance period, the Board of Directors approved a total of four LTI goals in the areas of Operating Efficiency, Risk Adjusted Profitability, Market Penetration and Affordable Housing/Community Investment. The 2007 — 2009 LTI goals and related incentive weights for each goal are shown below.

OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 33 1/3%

RISK ADJUSTED PROFITABILITY:
Ranking of Return on Average Equity (ROAE) in comparison to other FHLBanks	Weight: 33 1/3%

MARKET PENETRATION:
Ratio of Member Advances to Member Assets	Weight: 33 1/3%

AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	Multiplier: +/- 10%
At the beginning of each performance period, the Board establishes a base award opportunity for each executive officer in the form of a grant of a fixed number of performance units, with an assigned value of $100 per performance unit, equal to a percentage of the participant’s base salary. The value of each performance unit then fluctuates as a function of the actual performance in comparison with the performance levels established for each LTI goal. Generally, the higher the level of an executive officer’s organizational responsibility, the higher the LTI award opportunity. The award opportunity established for each executive officer for target performance is designed to be comparable with the LTI opportunities available to executives with similar duties and responsibilities in the financial services sector and the other FHLBanks.
LTI incentive awards are calculated based on the actual performance or achievement level for each LTI goal at the end of each three-year performance period, with interpolations made for results between achievement levels. The achievement level for each LTI goal then is multiplied by the corresponding incentive weight assigned to that goal. The results for each goal are summed and multiplied by the executive officer’s respective number of performance units to arrive at the final LTI award payable.
If, however, actual performance fails to meet the threshold (minimum) level for the Affordable Housing/Community Investment goal, no LTI awards will be paid to any participant for that performance period. If actual performance falls below the threshold level of performance for any other LTI goal, no payment will occur for that goal. Also, if actual performance exceeds the performance maximum for an LTI goal, only the maximum for that goal will be paid. Although not utilized for the 2005-2007 performance period, the Board also has sole discretion to increase or decrease LTI awards by ten percent to recognize performance that is not captured by the total achievement level of the LTI goals.
At its February 24, 2008 meeting, following certification of the performance results for the 2005 — 2007 performance period, the Board authorized the distribution of LTI Plan payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 86 percent of the available maximum incentive opportunity for FHLBank goals. The LTI Plan payments for the 2005 — 2007 performance period were made in March 2008 and are shown in Note 2 to the Summary Compensation Table.
At its February 2008 meeting, the Board also reviewed the performance for each LTI goal for the remaining three-year performance periods operating concurrently. At the present time, we project an achievement level equivalent to or slightly above the target or expected level of performance for the 2006—2008 and 2007 — 2009 performance periods. The Board and President jointly review the LTI goals and performance progress on a semi-annual basis. At its February 2008 meeting, the Board established the LTI goals for the 2008 — 2010 performance period, the incentive weights and performance measures corresponding to each LTI goal and the LTI award opportunities for our executive officers. The LTI incentive goals and incentive weights are generally identical to those approved for the 2007 — 2009 performance period. The 2008 — 2010 incentive award opportunities are identical to those found in the FHLBank’s 2007 — 2009 performance period.

The following table provides information on grants made during 2007 under the STI Plan for 2007 and the LTI Plan for the 2007 — 2009 performance period.
2007 Grants of Plan-Based Awards

			Estimated Future Payouts Under
		Grant	Non-Equity Incentive Plan Awards
Name	Plan	Date	Threshold	Target	Maximum

David H. Hehman	STI	January 18, 2007	$133,750	$294,250	$401,250
	LTI	February 18, 2007	72,228	160,500	264,825

Donald R. Able	STI	January 18, 2007	27,825	55,650	79,500
	LTI	February 18, 2007	14,310	31,800	52,470

Andrew S. Howell	STI	January 18, 2007	37,800	97,200	129,600
	LTI	February 18, 2007	24,300	54,000	89,100

Carole L. Cossé	STI	January 18, 2007	37,625	75,250	107,500
	LTI	February 18, 2007	19,351	43,000	70,950

R. Kyle Lawler	STI	January 18, 2007	35,000	70,000	100,000
	LTI	February 18, 2007	18,001	40,000	66,000
Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified pension plans – a defined benefit plan and a defined contribution plan – and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions. The purpose of the non-qualified plan, the Benefit Equalization Plan (BEP), is solely to restore those pension benefits that an eligible highly compensated employee would ordinarily receive were it not for limitations imposed by the Internal Revenue Service (IRS) on the benefits from and contributions made to the two qualified plans. Generally, the benefits under the BEP vest and are payable according to the corresponding provisions of the qualified plans.
The three pension plans provide benefits based on a combination of an employee’s tenure (or length of service) and annual compensation. As such, the benefits provided by the pension plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since pension benefits increase as executives’ tenure and compensation with the FHLBank grow.
Qualified Defined Benefit Pension Plan. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB) is a funded tax-qualified plan that is maintained on a non-contributory basis, i.e., employee contributions are not required. Participants’ pension benefits vest upon completion of five years of service.
The pension benefits payable under the Pentegra DB plan are determined using a pre-established formula that provides a single life annuity payable monthly at age 65 or normal retirement. The benefit formula is 2.5% for each year of benefit service multiplied by the highest three-year average compensation. Average compensation is defined as base salary and annual bonus (STI compensation) and excludes any incentive payments received from the LTI Plan. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as (attainment of) age 45. The Pentegra DB plan also provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option.
Non-qualified Defined Benefit Pension Plan. Executive officers and other highly compensated employees are eligible to participate in the Defined Benefit component of the Benefit Equalization Plan (DB/BEP), an unfunded, non-qualified pension plan that mirrors the Pentegra DB plan in all material respects. In determining whether a restoration of retirement benefits is due an eligible employee, the DB/BEP utilizes the identical benefit formula applicable to the

Pentegra DB plan. In the event that the benefits payable from the Pentegra DB plan have been reduced or otherwise limited, the executive’s lost benefits are payable under the terms of the DB/BEP. Because the DB/BEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the qualified plan.
The following table provides the present value of benefits payable to the Named Executive Officers upon retirement at age 65 from the Pentegra DB plan and the DB/BEP, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. Our pension benefits do not include any reduction for a participant’s Social Security benefits.
2007 Pension Benefits

	Plan	Number of Years	Present Value (2) of
Name	Name	Credited Service (1)	Accumulated Benefits

David H. Hehman	Pentegra DB	29.92	$1,291,000
	DB/BEP	29.92	4,180,000

Donald R. Able	Pentegra DB	26.42	409,000
	DB/BEP	26.42	11,000

Andrew S. Howell	Pentegra DB	17.50	282,000
	DB/BEP	17.50	79,000

Carole L. Cossé	Pentegra DB	27.92	1,392,000
	DB/BEP	27.92	604,000

R. Kyle Lawler	Pentegra DB	6.50	135,000
	DB/BEP	6.50	48,000

(1)	For pension plan purposes, the calculation of credited service begins upon completion of a required waiting period following the date of employment. Accordingly, the years shown are less than the executive’s actual years of employment. Because IRS regulations generally prohibit the crediting of additional years of service under the qualified plan, such additional service also is precluded under the DB/BEP, which only restores those benefits lost under the qualified plan.

(2)	See Note 16 of the Notes to Financial Statements for details regarding valuation assumptions.
Qualified Defined Contribution Plan. The Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC) is a tax-qualified defined contribution plan to which we make tenure-based matching contributions. Matching contributions begin upon completion of one year of employment and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. Eligible compensation in the Pentegra DC plan is defined as base salary and annual bonus (STI compensation) and excludes any incentive payments received from the LTI Plan.
Under the Pentegra DC plan, a participant may elect to contribute up to 50 percent of eligible compensation on either a before-tax, i.e., 401(k), or after-tax basis. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund. Investment fund elections may be changed daily by the participants. A participant may withdraw vested account balances while employed, subject to certain plan limitations, which include those under IRS regulations. Participants also are permitted to revise their contribution/deferral election once each pay period. However, the revised election is only applicable to future earnings and may also be limited by IRS regulations.
At its March 2008 meeting, the Board approved an amendment to our Pentegra DC plan that will permit all our employees to voluntarily contribute or defer up to 100 percent of eligible compensation effective April 1, 2008. This amendment does not affect the FHLBank’s matching contributions to the Pentegra DC plan.

Non-qualified Defined Contribution Plan. Executive officers and other highly compensated employees are eligible to participate in the Defined Contribution component of the Benefit Equalization Plan (DC/BEP), an unfunded, non-qualified, contributory pension plan that mirrors the Pentegra DC plan. The DC/BEP restores benefits that participants would have received absent IRS limits on contributions to the Pentegra DC plan. The DC/BEP mirrors the Pentegra DC plan in all material respects and requires participants to make contributions in order to continue receiving matching contributions.
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
At its March 2008 meeting, the Board approved an amendment to our DC/BEP that will permit all participating executives to voluntarily defer up to 100 percent of eligible compensation effective April 1, 2008. Additionally, eligible LTI Plan participants will be permitted to defer 100 percent of an LTI Plan award. This amendment does not affect the FHLBank’s matching contribution on such DC/BEP deferrals.
The following table provides information for 2007 relating to the DC/BEP.
2007 Non-qualified Deferred Compensation

	Executive	FHLBank	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Balance
Name	In 2007 (1)	In 2007 (2)	In 2007	12/31/2007 (3)

David H. Hehman	$389,881	$52,565	$92,218	$2,150,215

Donald R. Able	8,111	4,770	(7)	14,940

Andrew S. Howell	30,270	11,465	11,872	230,378

Carole L. Cossé	1,112	6,112	2,305	54,541

R. Kyle Lawler	29,124	10,615	14,813	305,680

(1)	Deferral amounts shown were included as “Salary” and/or “Non-Equity Incentive Plan Compensation” reported on the Summary Compensation Table.

(2)	These amounts represent the non-qualified portion of the matching contributions identified in Note 4 to the Summary Compensation Table.

(3)	Includes the executive and FHLBank contribution amounts as reported in the Summary Compensation Table commencing in 2006 through the current report as follows: Mr. Hehman, $771,730; Mr. Able, $13,996; Mr. Howell, $41,735; Ms. Cossé, $16,944; and Mr. Lawler, $71,890.
Perquisites and Fringe Benefits
Executive officers are eligible to participate in the traditional fringe benefit plans that are made available to all other employees, including participation in the pension plans, medical, dental and vision insurance, and group term life and long term disability (LTD) insurance, as well as annual leave (i.e., vacation) and sick leave policies. Executives participate in a subsidized medical, dental and vision insurance, group term life and LTD insurance on the same basis and terms as do all our employees. When applicable, relocation benefits are provided to executive officers and such reimbursement generally is provided on a tax-neutral basis. Executive officers also receive on-site parking at our expense.
In accordance with Board policy, the perquisites provided by the FHLBank represent a small fraction of an executive officer’s annual compensation and are provided in accordance with market practices for executives in similar positions and with similar responsibilities. During 2007, the President and the Executive Vice President were each provided with a FHLBank-owned vehicle for their business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer’s personal use of a FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. With prior approval, our current Travel Policy permits a spouse to accompany an executive officer on an authorized business trip. The transportation and other related expenses associated with the spouse’s travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2007, these perquisites did not individually or collectively exceed $10,000 for any individual and are therefore excluded from the Summary Compensation Table.
In order that the President may have a forum to use with members, prospective members, visiting dignitaries or other guests, we maintain a membership in the President’s name at an executive dining club located in close proximity to our offices. The President does not use this membership for personal use. Additionally, we maintain a membership in a waiting area designated for frequent airline travelers in our President’s name.
Other than normal pension benefits and eligibility to participate in our retiree medical and retiree life insurance programs, no perquisites or other special benefits are provided to our executive officers in the event of a change in control, resignation, retirement or other termination of employment.
Employment Arrangements and Severance Benefits
Pursuant to the Act, all employees of the FHLBank are “at will” employees. Generally, the President works at the pleasure of the Board and all other executive officers and employees work at the pleasure of the President. Accordingly, an employee may resign employment at any time and we may terminate an employee’s employment at any time for any reason, with or without cause and with or without notice.
We have a severance policy under which employees may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation or a planned reduction in staff that causes an involuntary termination of employment. Under this policy, an executive officer is entitled to one month pay for every full year of employment, pro-rated for partial years of employment, with a minimum of one month and a maximum of six months severance pay. At our discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.
We have no termination of employment, severance or change-in-control arrangements with any Named Executive Officer or other employee.
COMPENSATION COMMITTEE REPORT
The Personnel Committee of the Board of the Directors of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:
The Personnel Committee has reviewed and discussed the 2007 Compensation Discussion and Analysis set forth above with the FHLBank’s management. Based on such review and discussions, the Personnel Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Carl F. Wick (Chair)
Richard C. Baylor
William Y. Carroll
B. Proctor Caudill, Jr.
Stephen D. Hailer

COMPENSATION OF DIRECTORS
In accordance with Finance Board Regulations and the Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed on behalf of the FHLBank. Under this policy, compensation is comprised of per meeting fees which are subject to a compulsory annual cap by Finance Board regulation. The fees compensate our directors for time spent reviewing materials sent to them on a periodic basis, for preparing for meetings, for participating in any other activities for the FHLBank and for actual time spent attending the meetings of the Board of Directors and its committees. Directors are also reimbursed for reasonable FHLBank-related travel expenses. The following table sets forth the per meeting fees and the annual caps for 2007 and 2008:

	Per Meeting Fee	Annual Cap
2007
Chair	$4,100	$29,944
Vice Chair	3,200	23,955
Other Members	2,400	17,967

2008
Chair	$4,200	$31,232
Vice Chair	3,300	24,986
Other Members	2,500	18,739
During 2007, total directors’ fees and travel expenses incurred by the FHLBank were $272,035 and $206,232, respectively. We have also established a non-qualified deferred compensation plan for members of the Board of Directors (the Directors’ Plan). The Directors’ Plan is an unfunded, contributory, deferred compensation plan that permits a participant to defer all or part of the annual remuneration, plus any investment returns thereon, to future years. Under the Directors’ Plan, directors may self-direct investment elections into one or more phantom (proxy) investment funds that mirror those funds available under the Pentegra DC plan. The investment returns credited to a participating director’s account are at the market rate for the selected investment. We do not contribute to the Directors’ Plan. Generally, distribution begins following a participating director’s retirement from the Board.
With prior approval, our current Travel Policy permits a spouse to accompany a director on an authorized business trip. The transportation and other related expenses associated with the spouse’s travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2007, twelve directors received reimbursement for spousal travel expenses. These perquisites did not exceed $10,000 for any director and are therefore excluded from the Directors Compensation Table.

The following table sets forth each director’s compensation for the year ended December 31, 2007.
2007 Directors Compensation Table

	Fees
	Earned or	All Other
Name	Paid in Cash	Compensation	Total

Grady P. Appleton	$12,000	$-	$12,000

Donald R. Ball	12,000	-	12,000

Richard C. Baylor, Vice Chair	23,955	-	23,955

Robert E. Brosky	17,967	-	17,967

William Y. Carroll	17,967	-	17,967

B. Proctor Caudill, Jr.	17,967	-	17,967

Leslie Dolin Dunn	7,200	-	7,200

Stephen D. Hailer	17,967	-	17,967

Michael R. Melvin	17,967	-	17,967

James R. Powell	16,800	-	16,800

R. Stan Puckett	17,967	-	17,967

Charles J. Ruma	12,000	-	12,000

William J. Small	17,967	-	17,967

Stephen B. Smith	14,400	-	14,400

Billie W. Wade	17,967	-	17,967

Carl F. Wick, Chair	29,944	-	29,944
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Personnel Committee of the Board of Directors is charged with responsibility for the FHLBank’s compensation policies and programs. For both 2007 and 2008, this Committee was and is composed of Carl F. Wick (Chair), Richard C. Baylor, William Y. Carroll, B. Proctor Caudill, Jr., and Stephen D. Hailer, none of whom is or previously was an officer or employee of the FHLBank. None of the FHLBank’s executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank’s Personnel Committee or Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.
The following table lists member institutions holding five percent or more of outstanding capital stock at February 29, 2008 and includes any known affiliates that are members of the FHLBank:
(Dollars in millions)

		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares

U.S. Bank, N.A.	Cincinnati, OH	$805	21%	8,046,203
Fifth Third Bank	Cincinnati, OH	372	10	3,723,492
National City Bank	Cleveland, OH	348	9	3,483,423
The Huntington National Bank	Columbus, OH	231	6	2,311,960
AmTrust Bank (1)	Cleveland, OH	214	6	2,138,630

(1)	Formerly Ohio Savings Bank.
The following table lists capital stock outstanding as of February 29, 2008 held by member institutions that have an officer or director who serves as a director of the FHLBank:
(Dollars in millions)

		Capital	Percent of Total
Name	Address	Stock	Capital Stock

Advantage Bank	Cambridge, OH	$29	0.8%
First Federal Bank of the Midwest	Defiance, OH	19	0.5
GreenBank	Greeneville, TN	11	0.3
Citizens Union Bank (1)	Shelbyville, KY	9	0.2
Kentucky Bank	Paris, KY	7	0.2
First Federal S&LA of Lorain	Lorain, OH	4	0.1
Perpetual Federal Savings Bank	Urbana, OH	3	0.1
North Akron Savings Bank	Akron, OH	2	0.1
Carter County Bank	Elizabethton, TN	1	0.0
The Arlington Bank	Upper Arlington, OH	1	0.0
SmartBank	Pigeon Forge, TN	—	0.0

(1)	Includes one affiliate institution which is an FHLBank member.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
DIRECTOR INDEPENDENCE
Because we are a cooperative, capital stock ownership is a prerequisite to transacting any business with us. Transactions with our stockholders are part of the ordinary course of – and are essential to the purpose of – our business.
Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Wick, Appleton, Ball, Koch and Ruma and Ms. Dunn, our six appointed directors, have no transactions, relationships or arrangements with the FHLBank other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.
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
See Note 21 of the Notes to Financial Statements for more information on transactions with stockholders, including information on transactions with Directors’ Financial Institutions and concentrations of business, and transactions with non-member affiliates, which information is incorporated herein by reference.
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
We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2007 have been so reviewed and approved.
Item 14. Principal Accountant Fees and Services.
The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2007 and 2006 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2007	2006

Audit fees	$470	$474
Audit-related fees	221	171
Tax fees	-	-
All other fees	10	-

Total fees	$701	$645

Audit fees were for professional services rendered for the audits of the financial statements.
Audit-related fees were for assurance and related services primarily related to accounting consultations and control advisory services.
The FHLBank is exempt from all federal, state and local income taxation. Therefore, no fees were paid for tax services during the years presented.
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
Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2007 and 2006
Statements of Income for the years ended December 31, 2007, 2006 and 2005
Statements of Capital for the years ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Financial Statements
(b)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of March 2008.
FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman

David H. Hehman
President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 21st day of March 2008.

Signatures	Title

/s/ David H. Hehman David H. Hehman	President and Chief Executive Officer (principal executive officer)

/s/ Donald R. Able Donald R. Able	Senior Vice President - Controller (principal financial officer)

/s/ Grady P. Appleton* Grady P. Appleton	Director

/s/ Donald R. Ball* Donald R. Ball	Director

/s/ Richard C. Baylor* Richard C. Baylor	Director (Vice Chair)

/s/ Robert E. Brosky* Robert E. Brosky	Director

/s/ William Y. Carroll* William Y. Carroll	Director

/s/ B. Proctor Caudill, Jr.* B. Proctor Caudill, Jr.	Director

/s/ James R. DeRoberts* James R. DeRoberts	Director

/s/ Leslie Dolin Dunn* Leslie Dolin Dunn	Director

/s/ Stephen D. Hailer* Stephen D. Hailer	Director

/s/ Charles J. Koch* Charles J. Koch	Director

/s/ Michael R. Melvin* Michael R. Melvin	Director

/s/ R. Stan Puckett* R. Stan Puckett	Director

/s/ Charles J. Ruma* Charles J. Ruma	Director

/s/ William J. Small* William J. Small	Director

/s/ Billie W. Wade* Billie W. Wade	Director

/s/ Carl F. Wick* Carl F. Wick	Director (Chair)

* Pursuant to Power of Attorney

/s/ David H. Hehman David H. Hehman
Attorney-in-fact

INDEX OF EXHIBITS

Document incorporated by
Exhibit		reference from a previous filing or
Number*	Description of exhibit	filed herewith, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws	Form 10, filed December 5, 2005

4	Capital Plan	Form 10, filed December 5, 2005

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4**	Executive Incentive Compensation Plan, as amended March, 2007	Form 10-K, filed March 16, 2007

10.5**	Executive Long-Term Incentive Plan, as amended March, 2007	Form 10-K, filed March 16, 2007

10.6**	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan	Form 10, filed December 5, 2005

10.7**	Amendment to Federal Home Loan Bank of Cincinnati Benefit Equalization Plan, effective April 1, 2008	Filed Herewith

10.8**	Federal Home Loan Bank of Cincinnati Nonqualified Deferred Compensation Program For Directors	Form 10, filed December 5, 2005

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

*	Numbers coincide with Item 601 of Regulation S-K.

**	Indicates management compensation plan or arrangement.