Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Cincinnati
filed 2008-05-09
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File No. 000-51399
FEDERAL HOME LOAN BANK OF CINCINNATI
(Exact name of registrant as specified in its charter)

Federally chartered corporation (State or other jurisdiction of incorporation or organization)	31-6000228 (I.R.S. Employer Identification No.)

1000 Atrium Two, P.O. Box 598, Cincinnati, Ohio (Address of principal executive offices)	45201-0598 (Zip Code)
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
Yes [  ] No[X]
As of April 30, 2008, the registrant had 37,367,160 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$2,405	$52,606
Interest-bearing deposits	98	2,065,098
Securities purchased under agreements to resell	150,000	300,000
Federal funds sold	11,754,500	10,136,000
Trading securities	3,438	3,587
Held-to-maturity securities includes $0 and $0 pledged as collateral at March 31, 2008 and December 31, 2007, respectively, that may be repledged (a)	11,639,088	12,173,492
Advances	61,719,390	53,309,664
Mortgage loans held for portfolio, net	8,818,655	8,927,950
Accrued interest receivable	249,316	305,192
Premises, software, and equipment	9,164	8,763
Derivative assets	44,295	28,182
Other assets	24,942	24,928

TOTAL ASSETS	$94,415,291	$87,335,462

LIABILITIES
Deposits:
Interest bearing	$1,682,354	$1,045,860
Non-interest bearing	2,346	365

Total deposits	1,684,700	1,046,225

Consolidated Obligations, net:
Discount Notes	39,798,593	35,437,545
Bonds	47,946,528	46,178,651

Total Consolidated Obligations, net	87,745,121	81,616,196

Mandatorily redeemable capital stock	119,196	117,624
Accrued interest payable	418,889	430,827
Affordable Housing Program	102,699	103,374
Payable to REFCORP	12,319	16,539
Derivative liabilities	237,444	161,806
Other liabilities	84,955	88,285

Total liabilities	90,405,323	83,580,876

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value); 37,264 and 34,734 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	3,726,351	3,473,361
Retained earnings	288,645	286,428
Accumulated other comprehensive income:
Pension and postretirement plans	(5,028)	(5,203)

Total capital	4,009,968	3,754,586

TOTAL LIABILITIES AND CAPITAL	$94,415,291	$87,335,462

(a)	Fair values: $11,741,037 and $12,136,302 at March 31, 2008 and December 31, 2007, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

INTEREST INCOME:
Advances	$575,036	$595,411
Prepayment fees on Advances, net	230	215
Interest-bearing deposits	26,377	83,394
Securities purchased under agreements to resell	7,678	11,181
Federal funds sold	53,205	98,768
Trading securities	51	61
Available-for-sale securities	-	11,299
Held-to-maturity securities	145,664	142,952
Mortgage loans held for portfolio	116,547	111,581
Loans to other FHLBanks	161	-

Total interest income	924,949	1,054,862

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	316,401	308,773
Consolidated Obligations – Bonds	517,596	632,665
Deposits	9,931	12,783
Borrowings from other FHLBanks	-	-
Mandatorily redeemable capital stock	1,535	1,568
Other borrowings	21	-

Total interest expense	845,484	955,789

NET INTEREST INCOME	79,465	99,073

OTHER (LOSS) INCOME:
Service fees	331	315
Net gains on trading securities	32	9
Net losses on derivatives and hedging activities	(2,505)	(1,251)
Other, net	1,460	871

Total other loss	(682)	(56)

OTHER EXPENSE:
Compensation and benefits	6,599	6,458
Other operating	3,206	3,154
Finance Board	779	740
Office of Finance	680	897
Other	281	431

Total other expense	11,545	11,680

INCOME BEFORE ASSESSMENTS	67,238	87,337

Affordable Housing Program	5,645	7,290
REFCORP	12,319	16,009

Total assessments	17,964	23,299

NET INCOME	$49,274	$64,038

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Three Months Ended March 31, 2008 and 2007
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2006	36,576	$3,657,645	$255,529	$ (6,325)	$3,906,849
Proceeds from sale of capital stock	18	1,754			1,754
Net reclassified to mandatorily redeemable capital stock	(100)	(10,000)			(10,000)

Comprehensive income:
Net income			64,038		64,038
Other comprehensive income:
Net unrealized loss on available-for-sale securities				313	313

Total other comprehensive income				313	313

Total comprehensive income					64,351

Dividends on capital stock:
Cash			(57,360)		(57,360)

BALANCE, MARCH 31, 2007	36,494	$3,649,399	$262,207	$ (6,012)	$3,905,594

BALANCE, DECEMBER 31, 2007	34,734	$3,473,361	$286,428	$ (5,203)	$3,754,586
Proceeds from sale of capital stock	2,060	206,005			206,005
Net reclassified to mandatorily redeemable capital stock	-	(37)			(37)

Comprehensive income:
Net income			49,274		49,274
Other comprehensive income:
Pension and postretirement benefits				175	175

Total other comprehensive income				175	175

Total comprehensive income					49,449

Dividends on capital stock:
Cash			(35)		(35)
Stock	470	47,022	(47,022)		-

BALANCE, MARCH 31, 2008	37,264	$3,726,351	$288,645	$ (5,028)	$4,009,968

*Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:

Net income	$49,274	$64,038

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	6,194	33,074
Change in net fair value adjustment on derivative and hedging activities	3,225	(43,432)
Net fair value adjustment on trading securities	(32)	(9)
Other adjustments	1,549	-

Net change in:
Accrued interest receivable	55,525	(913)
Other assets	(371)	(172)
Accrued interest payable	(11,947)	33,169
Other liabilities	(7,008)	2,481

Total adjustments	47,135	24,198

Net cash provided by operating activities	96,409	88,236

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	1,813,646	(951,484)
Securities purchased under agreements to resell	150,000	950,000
Federal funds sold	(1,618,500)	3,079,100
Premises, software and equipment	(1,005)	(508)

Trading securities:
Proceeds	181	218

Available-for-sale securities:
Proceeds	-	21,456,000
Purchases	-	(20,997,195)

Held-to-maturity securities:
Net decrease in short-term	655	828
Proceeds from long-term	535,059	517,619
Purchases of long-term	-	(1,027,143)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Advances:
Proceeds	$511,790,721	$449,600,777
Made	(519,810,522)	(453,194,280)

Mortgage loans held for portfolio:
Proceeds	448,154	258,488
Purchases	(345,362)	(362,962)

Net cash used in investing activities	(7,036,973)	(670,542)

FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	650,026	286,275

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	199,047,064	157,487,287
Bonds	16,160,844	10,011,477
Bonds transferred from other FHLBanks	157,452	-

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(194,679,031)	(158,170,488)
Bonds	(14,651,962)	(8,860,261)

Proceeds from issuance of capital stock	206,005	1,754
Payments for redemption of mandatorily redeemable capital stock	-	(115,851)
Cash dividends paid	(35)	(57,360)

Net cash provided by financing activities	6,890,363	582,833

Net (decrease) increase in cash and cash equivalents	(50,201)	527
Cash and cash equivalents at beginning of the period	52,606	4,022

Cash and cash equivalents at end of the period	$2,405	$4,549

Supplemental Disclosures:

Interest paid	$875,086	$916,736

AHP payments, net	$6,320	$4,787

REFCORP assessments paid	$16,539	$17,205

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1— Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2008 are not necessarily indicative of operating results for the remainder of the year.
The FHLBank adopted FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1) on January 1, 2008. In accordance with FSP FIN 39-1, the FHLBank elected to offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right or obligation to cash collateral arising from derivative instruments recognized at fair value that are executed with the same counterparty under a master netting arrangement. The FHLBank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application. As a result of the retrospective application, the FHLBank has adjusted certain previously reported Statement of Condition accounts as of the related prior period ends.
Note 2—Recently Issued Accounting Standards and Interpretations
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBank), with earlier adoption permitted. The FHLBank has not yet determined the effect that the adoption of SFAS 161 will have on its financial statement disclosures.
Note 3—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$25,069	$ 57	$ -	$25,126
State or local housing agency obligations	15,395	-	(478)	14,917

Mortgage-backed securities:
Other U.S. obligations **	14,531	11	-	14,542
Government-sponsored enterprises *	11,240,271	132,306	(18,053)	11,354,524
Other ***	343,822	-	(11,894)	331,928

Total mortgage-backed securities	11,598,624	132,317	(29,947)	11,700,994

Total	$11,639,088	$ 132,374	$ (30,425)	$11,741,037

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$25,724	$13	$-	$25,737
State or local housing agency obligations	17,570	193	-	17,763

Mortgage-backed securities:
Other U.S. obligations **	16,398	-	(146)	16,252
Government-sponsored enterprises *	11,758,561	63,268	(88,266)	11,733,563
Other ***	355,239	-	(12,252)	342,987

Total mortgage-backed securities	12,130,198	63,268	(100,664)	12,092,802

Total	$12,173,492	$63,474	$(100,664)	$12,136,302

*	Consists of securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. Government.

**	Consists of Government National Mortgage Association (Ginnie Mae) securities.

***	Consists of private-label mortgage-backed securities.
The FHLBank reviewed its held-to-maturity investments at March 31, 2008 and has determined that all unrealized losses reflected below are temporary, based on the creditworthiness of the issuers as well as the underlying collateral, if applicable. The FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, because the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses, it does not consider the investments to be other-than-temporarily impaired at March 31, 2008.
The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2008 and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	March 31, 2008
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency Obligations	$14,917	$(478)	$-	$-	$14,917	$(478)
Mortgage-backed securities:
Government-sponsored enterprises *	910,156	(1,471)	1,231,677	(16,582)	2,141,833	(18,053)
Other ***	-	-	331,928	(11,894)	331,928	(11,894)

Total temporarily impaired	$925,073	$(1,949)	$1,563,605	$(28,476)	$2,488,678	$(30,425)

	December 31, 2007
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Other U.S. obligations **	$-	-	$16,252	$(146)	$16,252	$(146)
Government-sponsored enterprises *	9,596	(35)	6,233,729	(88,231)	6,243,325	(88,266)
Other ***	-	-	342,987	(12,252)	342,987	(12,252)

Total temporarily impaired	$9,596	$(35)	$6,592,968	$(100,629)	$6,602,564	$(100,664)

*	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. Government.

**	Consists of Ginnie Mae securities.

***	Consists of private-label mortgage-backed securities.
The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net discounts (in thousands) of $21,535 and $22,845 at March 31, 2008 and December 31, 2007.
Note 4—Advances
Redemption Terms. At March 31, 2008 and December 31, 2007, the FHLBank had Advances outstanding at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances (see Note 9).

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$1,360	2.45%	$158	4.49%

Due in 1 year or less	20,470,668	2.77	14,868,467	4.32
Due after 1 year through 2 years	11,368,424	3.79	11,972,324	5.07
Due after 2 year through 3 years	5,475,677	3.89	5,012,499	5.09
Due after 3 year through 4 years	5,017,445	3.32	4,929,897	5.06
Due after 4 year through 5 years	9,185,097	3.77	7,398,716	4.76
Thereafter	9,455,343	3.73	8,770,738	4.79

Total par value	60,974,014	3.41	52,952,799	4.77

Commitment fees	(1,353)		(1,417)
Discount on AHP Advances	(33,936)		(33,743)
Discount	(2,452)		(1,156)
SFAS 133 hedging adjustments	783,117		393,181

Total	$61,719,390		$53,309,664

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2008 and December 31, 2007, the FHLBank had callable Advances (in thousands) of $24,432,960 and $20,879,684.

The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007
Overdrawn demand deposit accounts	$1,360	$158

Due in 1 year or less	38,496,840	31,859,139
Due after 1 year through 2 years	8,463,050	7,903,845
Due after 2 year through 3 years	2,355,677	2,262,603
Due after 3 year through 4 years	1,193,445	1,392,397
Due after 4 year through 5 years	5,535,097	5,503,716
Thereafter	4,928,545	4,030,941

Total par value	$60,974,014	$52,952,799

The FHLBank also offers Putable Advances. With a Putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase. At March 31, 2008 and December 31, 2007, the FHLBank had Putable Advances outstanding totaling (in thousands) $6,802,850 and $5,779,450.
Through December 2005, the FHLBank offered Convertible Advances. At March 31, 2008 and December 31, 2007, the FHLBank had Convertible Advances outstanding totaling (in thousands) $3,712,200 and $3,891,700.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for Putable/Convertible Advances (in thousands):

Year of Contractual Maturity or Next Put/Convert Date	March 31, 2008	December 31, 2007
Overdrawn demand deposit accounts	$1,360	$158

Due in 1 year or less	29,254,718	23,364,817
Due after 1 year through 2 years	11,470,924	11,849,924
Due after 2 year through 3 years	4,551,777	4,027,499
Due after 3 year through 4 years	4,658,945	4,208,897
Due after 4 year through 5 years	5,394,097	3,693,216
Thereafter	5,642,193	5,808,288

Total par value	$60,974,014	$52,952,799

The FHLBank has never experienced a credit loss on an Advance to a member. Based upon the collateral held as security for its Advances and the repayment history of the FHLBank’s Advances, management believes that an allowance for credit losses on Advances is unnecessary.
The following table shows Advance balances at the dates indicated to members holding 5 percent or more of total Advances and includes any known affiliates of these members that are members of the FHLBank (dollars in millions):

March 31, 2008			December 31, 2007
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$19,356	32%	U.S. Bank, N.A.	$16,856	32%
National City Bank	6,445	10	Fifth Third Bank	5,539	10
Fifth Third Bank	5,540	9	National City Bank	4,696	9
KeyBank, N.A.	4,060	7	The Huntington National Bank	3,085	6

The Huntington National Bank	3,686	6

			Total	$30,176	57%

Total	$39,087	64%

Interest Rate Payment Terms. The following table details additional interest-rate payment terms for Advances at the dates indicated (in thousands):

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Par amount of Advances:
Fixed-rate	$29,481,694	48%	$24,912,958	47%
Variable-rate	31,492,320	52	28,039,841	53

Total	$60,974,014	100%	$52,952,799	100%

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $1,648 and $666 for the three months ended March 31, 2008 and 2007, respectively.
Note 5—Mortgage Loans Held for Portfolio
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	March 31, 2008	December 31, 2007
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,273,639	$1,238,775
Fixed rate long-term single-family mortgages	7,481,125	7,622,777

Subtotal fixed rate single-family mortgages	8,754,764	8,861,552

Premiums	88,223	88,867
Discounts	(13,465)	(13,905)
SFAS 133 basis adjustments	(10,867)	(8,564)

Total	$8,818,655	$8,927,950

          (1) Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	March 31, 2008	December 31, 2007

Government-guaranteed/insured loans	$1,302,869	$1,336,598
Conventional loans	7,451,895	7,524,954

Total par value	$8,754,764	$8,861,552

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
The following table presents changes in the Lender Risk Account for the three months ended March 31, 2008 (in thousands):

Lender Risk Account at December 31, 2007	$49,853
Additions	1,337
Claims	(210)
Scheduled distributions	(816)

Lender Risk Account at March 31, 2008	$50,164

The FHLBank had no nonaccrual loans at March 31, 2008 and December 31, 2007.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At March 31, 2008 and December 31, 2007, the FHLBank had no recorded investments in impaired mortgage loans.
The following table shows unpaid principal balances at the dates indicated to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2008		December 31, 2007
	Principal	% of Total	Principal	% of Total

National City Bank	$5,163	59%	$5,378	61%
Union Savings Bank	2,050	23	1,992	22
Guardian Savings Bank FSB	553	6	518	6

Total	$7,766	88%	$7,888	89%

Note 6—Derivatives and Hedging Activities
The following table provides outstanding notional balances and estimated fair values, excluding accrued interest, by category of derivatives outstanding at the dates indicated (in thousands):

	March 31, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest-rate Swaps:
Fair value	$28,979,730	$(681,752)	$27,909,830	$(382,694)
Economic (1)	173,050	(1,731)	98,050	98
Forward rate Agreements:
Economic	100,200	(200)	24,000	(66)
Mortgage Delivery Commitments:
Economic	157,337	128	48,432	171

Total	$29,410,317	$(683,555)	$28,080,312	$(382,491)

Total derivatives excluding accrued interest		$(683,555)		$(382,491)
Accrued interest		69,640		68,264
Net cash collateral (2)		420,766		180,603

Net derivative balances		$(193,149)		$(133,624)

Net derivative asset balances		$44,295		$28,182
Net derivative liability balances		(237,444)		(161,806)

Net derivative balances		$(193,149)		$(133,624)

(1)	At March 31, 2008 and December 31, 2007, the FHLBank had ten and eight interest rate swaps, respectively, that economically hedged Advances or Consolidated Obligations and were not accounted for under hedge accounting.

(2)	December 31, 2007 amount reflects the FHLBank’s retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

Note 7—Deposits
The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	March 31, 2008	December 31, 2007

Interest bearing:
Demand and overnight	$1,586,102	$910,493
Term	75,600	117,325
Other (1)	20,652	18,042

Total interest bearing	1,682,354	1,045,860

Non-interest bearing:
Other	2,346	365

Total non-interest bearing	2,346	365

Total deposits	$1,684,700	$1,046,225

(1)	December 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.
Note 8—Consolidated Obligations
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$19,522,730	3.53%	$19,723,019	4.55%
Due after 1 year through 2 years	9,511,000	3.86	7,418,000	4.55
Due after 2 years through 3 years	4,234,750	4.19	4,511,000	4.51
Due after 3 years through 4 years	3,528,000	4.63	3,149,750	4.84
Due after 4 years through 5 years	3,000,030	4.75	3,642,399	4.94
Thereafter	8,035,483	4.95	7,719,725	5.04

Total par value	47,831,993	4.05	46,163,893	4.68

Premiums	40,077		33,175
Discounts	(39,528)		(41,474)
Deferred net loss on terminated hedges	–		3
SFAS 133 hedging adjustments	113,986		23,054

Total	$47,946,528		$46,178,651

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	March 31, 2008	December 31, 2007
Par amount of Consolidated Bonds:
Non-callable	$35,803,993	$30,492,604
Callable	12,028,000	15,671,289

Total par value	$47,831,993	$46,163,893

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2008	December 31, 2007

Due in 1 year or less	$29,170,730	$30,741,019
Due after 1 year through 2 years	8,976,000	5,218,000
Due after 2 years through 3 years	2,654,750	3,181,000
Due after 3 years through 4 years	1,680,000	1,526,750
Due after 4 years through 5 years	2,065,030	2,117,399
Thereafter	3,285,483	3,379,725

Total par value	$47,831,993	$46,163,893

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to 366 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

March 31, 2008	$39,798,593	$39,873,288	2.44%

December 31, 2007	$35,437,545	$35,576,770	4.20%

(1)	Represents an implied rate.

Note 9—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the three months ended March 31, 2008 (in thousands):

Balance at December 31, 2007	$103,374
Expense	5,645
Subsidy uses, net	(6,320)

Balance at March 31, 2008	$102,699

Note 10—Capital
The following table demonstrates the FHLBank’s compliance with the Federal Housing Finance Board’s (Finance Board) capital requirements at the dates indicated (dollars in thousands):

	March 31, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$665,358	$4,134,192	$610,800	$3,877,413
Capital-to-assets ratio	4.00%	4.38%	4.00%	4.44%
Regulatory capital	$3,776,612	$4,134,192	$3,493,418	$3,877,413
Leverage capital-to-assets ratio	5.00%	6.57%	5.00%	6.66%
Leverage capital	$4,720,765	$6,201,288	$4,366,773	$5,816,120
As of March 31, 2008 and December 31, 2007, the FHLBank had (in thousands) $119,196 and $117,624 in capital stock classified as mandatorily redeemable capital stock on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	March 31, 2008		December 31, 2007
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals	16	$119,196	16	$117,624

The following table provides the dollar amounts for activities recorded in mandatorily redeemable capital stock for the noted period as follows (in thousands):

Balance, December 31, 2007	$117,624
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	37
Stock dividend classified as mandatorily redeemable	1,535

Balance, March 31, 2008	$119,196

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	March 31, 2008	December 31, 2007
Due in 1 year or less	$321	$311
Due after 1 year through 2 years	1,080	44
Due after 2 years through 3 years	21,334	18,296
Due after 3 years through 4 years	4,573	8,658
Due after 4 years through 5 years	91,888	90,315
Thereafter	-	-

Total par value	$119,196	$117,624

Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes any known affiliates that are members of the FHLBank (dollars in millions):

March 31, 2008
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$819	21%
Fifth Third Bank	377	10
National City Bank	354	9
The Huntington National Bank	234	6
AmTrust Bank	217	6

Total	$2,001	52%

December 31, 2007
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$675	19%
Fifth Third Bank	372	10
National City Bank	327	9
The Huntington National Bank	231	7
AmTrust Bank	214	6

Total	$1,819	51%

Note 11—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $806,000 and $769,000 in the three months ended March 31, 2008 and 2007, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $248,000 and $221,000 to this Plan in the three months ended March 31, 2008 and 2007, respectively.
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
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above as well as the related earnings. In the three months ended March 31, 2008, the FHLBank’s net contributions were $(186,000), which resulted from a decline in the related earnings for the period. In the three months ended March 31, 2007, the FHLBank’s net contributions were $84,000.
Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement benefits plan for the three months ended March 31 were (in thousands):

	Three Months Ended March 31,
			Postretirement
	BEP		Benefits Plan
Net Periodic Benefit Cost	2008	2007	2008	2007
Service cost	$83	$79	$12	$13
Interest cost	245	218	46	47
Amortization of unrecognized net loss	175	187	-	-

Net periodic benefit cost	$503	$484	$58	$60

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
The following table sets forth the FHLBank’s financial performance by operating segment for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2008
Net interest income	$56,182	$23,283	$79,465
Other loss	(28)	(654)	(682)
Other expenses	9,717	1,828	11,545

Income before assessments	46,437	20,801	67,238

Affordable Housing Program	3,947	1,698	5,645
REFCORP	8,498	3,821	12,319

Total assessments	12,445	5,519	17,964

Net income	$33,992	$15,282	$49,274

Average assets	$81,457,888	$8,925,146	$90,383,034

Total assets	$85,555,852	$8,859,439	$94,415,291

2007
Net interest income	$76,216	$22,857	$99,073
Other (loss) income	(608)	552	(56)
Other expenses	9,441	2,239	11,680

Income before assessments	66,167	21,170	87,337

Affordable Housing Program	5,562	1,728	7,290
REFCORP	12,121	3,888	16,009

Total assessments	17,683	5,616	23,299

Net income	$48,484	$15,554	$64,038

Average assets	$72,223,853	$9,993,412	$82,217,265

Total assets (1)	$71,705,805	$10,035,734	$81,741,539

(1)	March 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

Note 13—Fair Value Disclosures
The FHLBank adopted SFAS No. 157 Fair Value Measurements (SFAS 157) and SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159) on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.
The FHLBank records derivatives, trading securities and available-for-sale securities at fair value on the Statements of Condition. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date (an exit price), considered from the perspective of a market participant that holds the asset or owes the liability. In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market. The adoption of SFAS 157 did not have an impact on the FHLBank’s retained earnings balance at January 1, 2008.
SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The FHLBank did not elect to record any financial assets or financial liabilities at fair value as a result of adopting SFAS 159 and has not elected the fair value option during the three months ended March 31, 2008.
SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. Outlined below is the application of the fair value hierarchy established by SFAS 157 to the FHLBank’s financial assets and financial liabilities that are carried at fair value at March 31, 2008.
Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The FHLBank’s derivative instruments and trading securities are considered Level 2 instruments based on the inputs utilized to derive fair value.
Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities carried at fair value at March 31, 2008 and December 31, 2007 on the Statements of Condition were as follows:
Trading Securities: The FHLBank’s trading portfolio consists of mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each mortgage-backed security is typically determined via a third-party provider using indicative, quoted, and/or trading prices of similar instruments, matrix pricing, or a discounted cash flow methodology using observable market inputs, as appropriate.
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of both third-party and internally-derived fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.
Derivatives: The FHLBank’s derivative assets/liabilities consist of interest-rate exchange agreements, to-be-announced mortgage-backed securities and mortgage delivery commitments. The FHLBank’s interest-rate exchange agreements are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest-rate exchange agreement using third-party market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). These models reflect the contractual terms of the interest-rate exchange agreements, including the period to maturity, and estimate fair value based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, on market-based expectations of future interest rate volatility implied from current market prices for similar options. The estimated fair value uses the standard valuation technique of discounted cash flow analysis. The FHLBank performs several validation steps to verify the reasonableness of the fair value output generated by the primary market value model. In addition to an annual model validation, the FHLBank prepares a monthly reconciliation of the model’s fair values to estimates of fair values provided by the derivative counterparties and to another third party model. The FHLBank believes these processes provide a reasonable basis for it to place continued reliance on the derivative fair values generated by the primary model.
Counterparty credit quality is considered in the valuation based on the collateral processes in place for interest-rate exchange agreements, which minimize any unsecured credit risk exposure for these instruments. The fair value of to-be-announced mortgage-backed securities is obtained from a widely accepted third-party provider, which bases fair value on indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLBank determined the fair value of mortgage delivery commitments using market prices from the TBA/MBS market or TBA/Ginnie Mae market and adjusts them to reflect the contractual terms of the mortgage delivery commitments, such as seasoning and excess servicing. The adjustments to the market prices are market observable, or can be corroborated with observable market data.
The following table presents for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on its Statements of Condition at March 31, 2008 (in thousands):
Fair Value Measurements at March 31, 2008 Using:

				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets
Trading securities	$-	$3,438	$-	$-	$3,438
Derivative assets	-	196,545	-	(152,250)	44,295

Total assets at fair value	$-	$199,983	$-	$(152,250)	$47,733

Liabilities
Derivative liabilities	$-	$(810,461)	$-	$573,017	$(237,444)

Total liabilities at fair value	$-	$(810,461)	$-	$573,017	$(237,444)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of a level at fair value in the quarter in which the changes occur.
The FHLBank did not have any assets or liabilities measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) during the three months ended March 31, 2008.
SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of March 31, 2008 and December 31, 2007. The estimated fair values, as determined using the definition of fair value described in SFAS 157, utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs and reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. Further details regarding the estimation of fair value amounts for each category below can be found in Note 18 to the audited financial statements in the FHLBank’s 2007 annual report on Form 10-K.
The carrying values and estimated fair values of the FHLBank’s financial instruments at March 31, 2008 were as follows (in thousands):
2008 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$2,405	$-	$2,405
Interest-bearing deposits	98	-	98
Securities purchased under agreements to resell	150,000	-	150,000
Federal funds sold	11,754,500	-	11,754,500
Trading securities	3,438	-	3,438
Held-to-maturity securities	11,639,088	101,949	11,741,037
Advances	61,719,390	90,101	61,809,491
Mortgage loans held for portfolio, net	8,818,655	68,908	8,887,563
Accrued interest receivable	249,316	-	249,316
Derivative assets	44,295	-	44,295

Liabilities:
Deposits	(1,684,700)	(130)	(1,684,830)
Consolidated Obligations:
Discount Notes	(39,798,593)	(14,617)	(39,813,210)
Bonds	(47,946,528)	(633,484)	(48,580,012)
Mandatorily redeemable capital stock	(119,196)	-	(119,196)
Accrued interest payable	(418,889)	-	(418,889)
Derivative liabilities	(237,444)	-	(237,444)

Other:
Commitments to extend credit for Advances	-	56	56
Standby bond purchase agreements	-	608	608

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2007 were as follows (in thousands):
2007 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$52,606	$-	$52,606
Interest-bearing deposits (1)	2,065,098	435	2,065,533
Securities purchased under agreements to resell	300,000	-	300,000
Federal funds sold	10,136,000	-	10,136,000
Trading securities	3,587	-	3,587
Held-to-maturity securities	12,173,492	(37,190)	12,136,302
Advances	53,309,664	92,950	53,402,614
Mortgage loans held for portfolio, net	8,927,950	(12,024)	8,915,926
Accrued interest receivable (1)	305,192	-	305,192
Derivative assets (1)	28,182	-	28,182

Liabilities:
Deposits (1)	(1,046,225)	18	(1,046,207)
Consolidated Obligations:
Discount Notes	(35,437,545)	8,503	(35,429,042)
Bonds	(46,178,651)	(259,416)	(46,438,067)
Mandatorily redeemable capital stock	(117,624)	-	(117,624)
Accrued interest payable (1)	(430,827)	-	(430,827)
Derivative liabilities (1)	(161,806)	-	(161,806)

Other:
Commitments to extend credit for Advances	-	29	29
Standby bond purchase agreements	-	670	670
(1)	December 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.
Note 14—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	March 31, 2008	December 31, 2007
Commitments to fund additional Advances	$14,797	$5,627
Mandatory Delivery Contracts for mortgage loans	157,337	48,432
Forward rate agreements	100,200	24,000
Outstanding Standby Letters of Credit	7,611,365	6,923,230
Consolidated Obligations — committed to, not settled (par value)	1,111,305	230,000
Standby bond purchase agreements (principal)	211,920	211,920
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were $1,220.4 billion and $1,189.7 billion at March 31, 2008 and December 31, 2007, respectively.

Note 15—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank notes such activity on the face of its financial statements. There were no such loans or borrowings outstanding at March 31, 2008 and December 31, 2007. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the three months ended March 31 (in thousands):

	Average Daily Balances
	2008	2007
Loans to Other FHLBanks	$18,835	$-

Borrowings from Other FHLBanks	-	-

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
During the three months ended March 31, 2008, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $150,000. All such transfers were from the FHLBank of Dallas. The net premiums associated with these transactions (in thousands) were $7,452 during the three months ended March 31, 2008. There were no Consolidated Obligations transferred to the FHLBank during the three months ended March 31, 2007. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.
Note 16—Transactions with Stockholders
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Board Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors’ Financial Institutions for the items indicated below at the dates indicated (dollars in millions):

	March 31, 2008		December 31, 2007
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$894	1.5%	$1,289	2.4%
Mortgage Purchase Program	19	0.2	19	0.2
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	88	2.3	118	3.3
Derivatives	-	-	-	-
(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding 5 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
March 31, 2008	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$819	21%	$19,356	$ 129
Fifth Third Bank	377	10	5,540	16
National City Bank	354	9	6,445	5,163
The Huntington National Bank	234	6	3,686	168
AmTrust Bank	217	6	2,806	-

Total	$2,001	52%	$37,833	$ 5,476

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2007	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$675	19%	$16,856	$ 134
Fifth Third Bank	372	10	5,539	17
National City Bank	327	9	4,696	5,378
The Huntington National Bank	231	7	3,085	171
AmTrust Bank	214	6	2,093	-

Total	$1,819	51%	$32,269	$ 5,700

Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of the Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the three months ended March 31, 2008 or 2007. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $12,790,000 and $13,140,000 as of March 31, 2008 and December 31, 2007, respectively. The FHLBank did not have any investments in or borrowings to any other non-member affiliates during the three months ended March 31, 2008 or 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, market, and member conditions on our financial condition, results of operations, and demand for Mission Asset Activity, including changes in economic growth, general credit and liquidity conditions, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, and members’ activity with mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪	political events, including legislative, regulatory, judicial or other developments that could affect the FHLBank, our members, counterparties, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪	changes in investor demand for Consolidated Obligations and/or in the terms of derivatives;

▪	the volatility of market prices, interest rates, and indices that could affect the value of collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	the ability to successfully manage new products and services;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks;

▪	factors, including natural disasters, that could affect the value of investments or collateral we hold as security; and

▪	inflation and deflation.
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
In addition to being GSEs, the FHLBanks are cooperative institutions. Private-sector financial institutions voluntarily become members of our FHLBank and purchase our capital stock in order to gain access to our products and services. Only our members can purchase capital stock. All Fifth District federally insured depository institutions and insurance companies that engage in residential housing finance and that meet standard eligibility requirements are permitted to apply for membership. We require each member to purchase our capital stock as a condition of membership and we may require a member to purchase stock above the membership stock amount when utilizing our products or services. Our Capital Plan is posted on our Web site at www.fhlbcin.com.
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
We invest in various highly rated debt securities of financial institutions and in mortgage-related securities. These investments furnish additional liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.
Our primary source of funding and liquidity is through participating in the issuance of the System’s debt securities—Obligations—in the world-wide capital markets. Obligations are the joint and several obligations of all 12 District Banks. We also execute cost-effective derivative transactions to help hedge market risk exposure. These activities enable us to offer members a wide range of Mission Asset Activity and enable our members to access effectively the capital markets, through their activities with the FHLBank, in ways that they may be unable to do without our services.
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
EXECUTIVE OVERVIEW
Financial Condition
We believe our financial condition continued to be strong in the first quarter of 2008. As shown in the first section of “Analysis of Financial Condition,” our Mission Asset Activity had an average principal balance in the first three months of 2008 of $74,442 million, an increase of $15,413 million (26 percent) over the first three months of 2007. On March 31, 2008, Mission Asset Activity totaled $77,497 million, an increase of $19,795 million (34 percent) over March 31, 2007 and an increase of $8,711 million (13 percent) over year-end 2007.
Most of the growth in the average and ending balances of Mission Asset Activity occurred from an expansion of Advances to members and of the notional principal amount of available lines outstanding for Letters of Credit. For example, on an average-balance basis, Advances’ principal balance increased $12,426 million (27 percent) in the first quarter of 2008 compared to the first quarter of 2007. This strong Advance growth occurred even after our former member RBS Citizens,

N.A. (RBS Citizens) decreased its Advances outstanding from year-end 2006 to year-end 2007 by $8,528 million. From year-end 2007 to March 31, 2008, Advances grew $8,021 million (15 percent).
The substantial growth in Advances that began in the second half of 2007 continued in the first three months this year because of the increased demand from some of our members for additional liquidity and risk management activities in response to the continuing disruptions and liquidity pressures in the credit and mortgage markets. Although the overall growth in Advances balances was driven by a handful of members, there was a broad based increased use of Advances across our membership.
The increase in the available lines in our Letters of Credit program, which began in late 2006 to support members’ public unit deposits, was maintained in the first quarter of 2008. From year-end 2007 to March 31, 2008, available lines in the Letters of Credit program grew $688 million (10 percent).
In the first three months of 2008, balances in the Mortgage Purchase Program, our third Mission Asset program, were relatively stable, fluctuating within an approximate daily range of $8,700 million to $9,000 million. This Program continued to compose over nine percent of our total assets.
Our liquidity position and ability to access liquidity through debt issuance remained strong in the first quarter. During the continuing disruptions in the financial markets, the FHLBank System, by virtue of its triple-A debt ratings, continued to have sufficient access to the capital markets on favorable terms for debt issuance and derivatives transactions to accommodate the significant increase in Advances that occurred throughout the whole System. We do not know whether, for how long, or the extent to which the disruptions in the financial markets will continue to benefit our Mission Asset Activity. If the disruptions linger, or become more severe, our Mission Asset Activity could decrease. In particular, if the economy enters a recession, the demand for our Mission Asset Activity could fall significantly. However, our business model, including our triple-A ratings, the flexibility in our Capital Plan to manage capital levels and our ability to quickly change liability balances, is structured to enable us to maintain our profitability relative to short-term interest rates, liquidity, and modest risk profile in volatile market and business conditions.
Our regulatory capital averaged $4,039 million in the first three months this year and was $4,134 million on March 31, 2008, an increase from year-end 2007 of $257 million (7 percent). The increase reflected: 1) members’ stock purchases to fund Advance growth, especially related to a change we made in a discretionary feature of our Capital Plan—see the “Business Related Developments” section below; and 2) payment of our first quarter $48 million dividend in the form of additional shares of stock. For details, see the “Capital Resources” section in the “Analysis of Financial Condition.”
Our financial leverage was more elevated in the first quarter of 2008, evidenced by a regulatory capital-to-assets ratio that averaged 4.47 percent, compared to 4.89 percent in the same quarter of 2007 (leverage is the inverse of this ratio). However, this ratio continued to be sufficiently above the 4.00 percent regulatory minimum for us to effectively manage our financial performance, market risk exposure, and capitalization. If our financial leverage increases too much, or becomes too close to the regulatory limit, we would anticipate enacting additional changes in discretionary features of our Capital Plan to ensure our capitalization remains strong and in compliance with the limit.
In the first three months of 2008, $6 million was accrued for future use in the Affordable Housing Program, which was a 23 percent decrease from the same period of 2007. The reduction reflected the lower earnings in the first quarter of 2008.

Results of Operations
The following table summarizes our results of operations and dividend rates paid for the periods indicated.

	Three Months		Year Ended
	Ended March 31,		December 31,
(Dollars in millions)	2008	2007	2007

Net income	$49	$64	$269

Retained earnings (period end)	289	262	286

Affordable Housing Program assessments	6	7	31

Return on average equity (ROE)	5.06%	6.63%	6.87%

Return on average assets	0.22	0.32	0.32

Weighted average dividend rate	5.25	6.38	6.59

Average 3-month LIBOR	3.28	5.36	5.29

ROE versus 3-month LIBOR	1.78	1.27	1.58

Dividend rate versus 3-month LIBOR	1.97	1.02	1.30

Average capital-to-assets ratio	4.33	4.77	4.63

Average regulatory capital-to-assets ratio(1)	4.47	4.89	4.80
(1)	See the “Capital Resources” section for further description of regulatory capital.

Although our net income decreased $15 million (23 percent) in the first three months of 2008, we believe our operations continued to generate a competitive level of profitability compared to short-term interest rates. The lower earnings and the 157 basis points decrease in the return on average equity (ROE) in the first three months of 2008 compared to the same period in 2007 occurred primarily from the significant reductions in short-term rates that began in the third quarter of 2007 and accelerated this year. Lower short-term interest rates decrease the amount of earnings we generate from funding short-term and adjustable-rate assets with our interest-free capital. They also lower earnings because we have a substantial short-term asset gap, in which short-term assets reprice sooner than short-term liabilities.
Earnings also decreased in the first quarter because we called a large amount of Consolidated Obligation Bonds as intermediate- and long-term interest rates also fell. This resulted in an additional $7 million of amortization of concession (i.e., selling) expenses associated with issuing debt. The final reason for lower earnings was the continued maturity of a large amount of low-cost noncallable Consolidated Obligations.
These unfavorable factors were partially offset by three favorable factors:
▪	Spreads versus funding costs on short-term assets continued to be wider than normal, due mostly to more favorable short-term funding costs resulting from the disruptions in the financial markets.

▪	Average asset balances expanded, resulting in the continued elevation of financial leverage that substantially began in the fourth quarter of 2007. This is indicated by the reduction in the capital-to-assets ratio from an average of 4.89 percent in the first quarter of 2007 to 4.47 percent in the first quarter of 2008.

▪	Our called Bonds were replaced with new Bonds at lower rates of interest. This will continue to benefit earnings over time.
Although the level of the ROE tends to correlate positively with movements in short-term interest rates, the spread between the ROE and 3-month LIBOR improved 51 basis points in the first three months of 2008 compared to the same period in 2007. The ROE spread tends to correlate inversely with short-term interest rates because we normally engage in an amount of short funding to help achieve a competitive profitability and because of the effect of assessments on earnings when rates change.

Similar to Mission Asset Activity, we do not know whether, for how long, or the extent to which the disruptions in the financial markets will continue to benefit our earnings as described above. However, even if these benefits end immediately, we expect our operations to continue to generate competitive profitability across a wide range of business and market economic environments. However, in some severe interest rate movements and scenarios, our profitability could be uncompetitive for an extended period of time.
Consistent with the decrease in earnings, we paid a 5.25 percent annualized dividend rate in the first quarter of 2008, which was a reduction of 113 basis points compared to the first quarter of 2007. We believe the 197 basis point spread in the dividend rate over the quarter’s average 3-month LIBOR continued to represent a competitive return on capital for our stockholders. After paying cash dividends in each quarter of 2007, we paid the first quarter dividend in stock instead of cash. Our strong asset growth enabled us to pay a stock dividend while complying with a Finance Board Capital Rule that prohibits an FHLBank from issuing new excess capital stock to its stockholders, either by paying stock dividends or otherwise, if the amount of member excess capital stock (as defined by the Finance Board) would exceed one percent of the FHLBank’s assets.
Our Board continues to have a preference for paying stock dividends, and we expect to do so when we are in compliance with the Capital Rule. We believe many members view stock dividends as providing greater value to the return on their capital investment than cash dividends. Stock dividends give members more flexibility in their financial management. We also believe stock dividends, rather than cash dividends, enhance our operations because they provide us with a continual source of new capital, which can support additional Mission Asset Activity, preserve our Capital Plan, and help us manage financial leverage, market risk exposure and liquidity risk. The first quarter stock dividend will enable us to further grow assets by approximately $1,000 million without further increasing financial leverage.
Business Related Developments and Update on Risk Factors
We Changed a Discretionary Feature of Our Capital Plan
During 2007, due to the inability to pay stock dividends and to the substantial growth in Advances, our financial leverage increased and the amount of our excess stock decreased. In response, effective March 10, 2008, our Board of Directors approved a change, applicable prospectively, from $200 million to $100 million in the maximum amount of our cooperative capital a member may use to capitalize its Mission Asset Activity. At the date of this change, two members were utilizing more than $100 million of cooperative capital. This change will tend to reduce our financial leverage and help maintain the cooperative excess stock component of the Plan, which we believe benefits all members.
We may have to make other changes in our Capital Plan, including potentially ending the cooperative capital feature, to reduce the chance of our financial leverage becoming too great or our excess stock becoming exhausted. At this time, we cannot predict what other changes, if any, we may make to our Capital Plan, nor the effects on our financial condition or results of operations if we make any other changes.
The Board Established New Programs to Help Deal with Mortgage Foreclosures
In February 2008, our Board approved three new initiatives to help members deal with mortgage foreclosures. The first, HomeProtect Support, would be a new homeownership set-aside as part of the Affordable Housing Program. The program would provide up to $3.5 million in subsidies through members to assist homeowners in refinancing unaffordable mortgages. It requires the Finance Board to waive certain Affordable Housing regulations, which we requested in March.
The Board also approved a new voluntary program, Preserving the American Dream, funded entirely outside of the Affordable Housing Program. This $2.5 million program will provide grant funds through members to selected housing agencies in order to provide default and foreclosure counseling, loss mitigation, and “rescue funds.” The Board also approved targeting the second 2008 offering of the competitive Affordable Housing Program to properties vacant because of foreclosure and to properties in areas of high foreclosures. Finally, the Board approved $2.5 million to continue the American Dream Homeownership Challenge Program in 2008. This program helps provide homeownership opportunities for minorities and persons with special needs.

Established in 2007, the HomeProtect Program remains available to members. A $250 million set-aside of the Community Investment Program, the purpose of this program is to encourage our member financial institutions to provide first mortgage refinancing to homeowners with incomes at or below 115 percent of area median incomes who are at risk of delinquency or default. The HomeProtect Program provides a discount off regular Advances programs, providing funds at our cost of funds.
The Finance Board Authorized the FHLBanks to Increase Leverage With Mortgage-Backed Securities
In March 2008, the Finance Board authorized the FHLBanks to temporarily increase their leverage of regulatory capital with mortgage-backed securities, from the current limit of three times capital to a limit of six times capital, in order to help relieve the liquidity pressures in the housing finance markets. The expanded leverage is permitted for two years, until March 31, 2010. Managed prudently, this authorization could moderately increase earnings and the dividend rate payable for several years without significantly increasing market risk exposure or significantly eroding investment liquidity. We are currently evaluating the market risk/return tradeoffs presented by the additional leverage authority and the potential consequences on our financial leverage and Capital Plan. We have presented an initial analysis to our Board. If the Board approves a recommended strategy to increase this leverage, we must provide the required analysis and documentation to the Finance Board, and it is subject to their approval. At this time, we cannot predict how much we may increase our mortgage-backed securities as a multiple of capital.
We Reduced Our Market Risk Exposure to Higher Long-Term Interest Rates
We substantially lowered our long-term market risk exposure to higher long-term interest rates in the first quarter of 2008. At the end of the quarter, this exposure was at its lowest level in the last several years. We extended the average maturity of the Consolidated Obligations portfolio by replacing the large amount of debt that we called in the first quarter of 2008 as interest rates fell with new lower rate Obligations at longer average maturities than the called Obligations. The sharply lower short-term and intermediate-term rates provided an opportunity to both reduce interest costs and enhance protection to future interest rate increases.
We Changed Our Policy on Declaring and Paying Dividends
In April 2008, our Board approved modifying the Dividend Policy such that dividends will be declared and paid from retained earnings after the close of a calendar quarter and be based on average regulatory stock balances for the then closed quarter. A related operational change is that dividends will be declared in the second month of each quarter. The prior Policy had based payments on the current quarter’s stock balances and had declared dividends in the third month of each calendar quarter. This Policy change enables us to know the exact earnings available before establishing the dividend rate and enables stockholders to know the exact dividend amount well before the end of each quarter. The form of dividend (stock or cash) will continue to be determined on the payment date, which will remain the last day of each quarter.
We Believe Our Credit Risk Exposure Continued To Be Minimal
We believe we have limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivatives transactions. Since our founding in 1932, we have never experienced a credit loss or delinquency on any instrument and we have not established a loss reserve for any asset. All of our Advances are overcollateralized and we have robust processes to identify and mitigate Advances’ credit risk. Various credit enhancements on loans in the Mortgage Purchase Program protect us down to approximately a 50 percent loan-to-value level. Although most of our money market investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, we have conservative limits on exposure to any one institution, and we believe we have strong credit underwriting practices. We have limited holdings of mortgage-backed securities issued by non-GSE institutions. We collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion represents unsecured exposure. As discussed in several places in “Quantitative and Qualitative Disclosures About Risk Management,” we believe that the residual credit risk exposure to Advance collateral, loans in the Mortgage Purchase Program, and investments that may have characteristics of “subprime” and “alternative” loans continued to be minimal in the first three months of 2008.
During the first quarter, as in the second half of 2007, in light of the continuing financial market disruptions, we implemented several additional measures aimed at strengthening our credit risk management. In April 2008, our Board approved a number of changes in our Credit Policy to further mitigate the exposure of Advance collateral to mortgages that could be more likely to experience credit quality issues. The normal application of our credit underwriting processes resulted in lower internal credit ratings for numerous members, which increased the members’ collateral requirements and decreased their borrowing capacity for Advances and Letters of Credit. Finally, we have been more aggressive in reducing the maturities and amounts of unsecured money market investments particularly with some financial institutions that are being, or we believe are at risk of being, negatively affected by credit events. These actions also include suspending new money market investments with several institutions.
Federal Legislative Action
On April 9, 2008, the House Ways and Means Committee passed H.R. 5720, the Housing Assistance Tax Act of 2008. This bill includes a provision that would permit the FHLBanks to guarantee tax-exempt municipal, industrial development and other private activity bonds. The Senate passed H.R. 3221, Foreclosure Prevention Act of 2008, on April 10, 2008. This bill includes an amendment requiring the Finance Board to allow the FHLBanks to use the Affordable Housing Program subsidy to refinance eligible first mortgage loans. We cannot predict whether the Congress will ultimately pass legislation regarding these two issues.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the credit and mortgage markets; and market interest rates. As measured by Gross Domestic Product (GDP), the national economy expanded moderately in the last three years, slightly below its long-term average. GDP grew 2.9 percent in 2006, 2.2 percent in 2007 including 0.6 percent in the fourth quarter, and by an advance estimate of 0.6 percent in the first quarter of 2008. Although it is unknown at this point whether the national economy has entered or will enter a recession in 2008, some believe we have or will. Our normal close communications with members and our analysis of their published data suggest that some of them are experiencing difficult lending environments.
The severe disruptions in the world-wide credit and mortgage markets, and more broadly in the financial markets, that began in the third quarter of 2007 have continued in the first and second quarters of 2008. These disruptions have resulted from, among other things, deterioration in the residential housing finance market, especially because of higher delinquency and foreclosure rates on subprime and alternative mortgages, poor risk management practices at some financial institutions, and realized and/or unrealized losses at some financial institutions, which have pressured their capital adequacy and ability to raise funds. Because of those disruptions, some of our members have experienced liquidity pressures in their capital market and funding activities. We believe this was an important reason for the increase in demand for our Advances in the last two quarters of 2007 and the first quarter of 2008. Most other FHLBanks also have experienced increased demand.

Interest Rates
Trends in market interest rates strongly affect our earnings and strategic decisions on managing the tradeoffs in our market risk/return profile. Interest rates particularly affect us because a large portion of our assets have short-term maturities or short-term adjustable-rate repricing terms, or are swapped to create synthetic short-term adjustable-rate repricing terms, and because earnings generated from funding interest-earning assets with interest-free capital are a significant portion of our net interest income. Interest rate trends can also affect demand for our Mission Asset Activity, spreads on assets and our funding costs. The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	Quarter 1 2008		Year 2007		Quarter 1 2007
	Average	Ending	Average	Ending	Average	Ending

Federal Funds Target	3.22%	2.25%	5.05%	4.25%	5.25%	5.25%

3-month LIBOR	3.28	2.69	5.29	4.70	5.36	5.35
2-year LIBOR	2.82	2.42	4.91	3.81	5.14	5.00
5-year LIBOR	3.56	3.30	5.01	4.18	5.08	4.99
10-year LIBOR	4.31	4.07	5.24	4.67	5.19	5.18

2-year U.S. Treasury	2.01	1.59	4.35	3.05	4.77	4.58
5-year U.S. Treasury	2.73	2.44	4.42	3.44	4.65	4.54
10-year U.S. Treasury	3.64	3.41	4.63	4.03	4.68	4.65

15-year mortgage current coupon (1)	4.69	4.67	5.54	4.95	5.47	5.40
30-year mortgage current coupon (1)	5.36	5.27	5.92	5.54	5.78	5.78
(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

Short-term interest rates began to decrease in the second half of 2007, and the reductions accelerated in the first quarter this year as the Federal Reserve lowered the overnight Federal funds target rate by 200 basis points. The continuing financial market disruptions caused our short-term funding costs relative to short-term LIBOR to improve substantially. This trend materially increased our earnings.
After decreasing in the last two quarters of 2007, especially in the fourth quarter, average intermediate- and long-term rates decreased even more in the early part of the first quarter of 2008. The rate reductions significantly increased the amount of debt that was economic for us to call and replace at lower rates, which will benefit future earnings. Average rates on fixed-rate mortgages fell in the fourth quarter of 2007 and in the first quarter this year. This increased the amount of our mortgage assets with economic incentives to prepay principal and refinance to lower rates. If there are more mortgage prepayments than calls of unswapped Consolidated Obligation Bonds, our earnings could decline. After decreasing substantially in January 2008, mortgage rates rose modestly in February and March of 2008, which reduced the refinancing incentives.
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
Asset Composition – Ending Balances (Dollars in millions)

	March 31, 2008		December 31, 2007		March 31, 2007		March 31, 2008
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2007		March 31, 2007
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$60,974	65%	$52,953	61%	$45,536	56%	$8,021	15%	$15,438	34%
Other items (1)	745	1	357	-	38	-	388	109	707	1,861

Total book value	61,719	66	53,310	61	45,574	56	8,409	16	16,145	35

Mortgage loans held for portfolio
Principal	8,755	9	8,862	10	8,483	11	(107)	(1)	272	3
Other items	64	-	66	-	80	-	(2)	(3)	(16)	(20)

Total book value	8,819	9	8,928	10	8,563	11	(109)	(1)	256	3

Investments

Mortgage-backed securities
Principal	11,623	12	12,157	14	12,211	15	(534)	(4)	(588)	(5)
Other items	(21)	-	(23)	-	(12)	-	2	9	(9)	(75)

Total book value	11,602	12	12,134	14	12,199	15	(532)	(4)	(597)	(5)

Short-term money market
Principal	11,905	13	12,501	15	14,998	18	(596)	(5)	(3,093)	(21)
Other items	-	-	-	-	(9)	-	-	-	9	100

Total book value	11,905	13	12,501	15	14,989	18	(596)	(5)	(3,084)	(21)

Other short-term investments	25	-	26	-	24	-	(1)	(4)	1	4

Other long-term investments	15	-	17	-	20	-	(2)	(12)	(5)	(25)

Total investments	23,547	25	24,678	29	27,232	33	(1,131)	(5)	(3,685)	(14)

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	94,085	100	86,916	100	81,369	100	7,169	8	12,716	16

Other assets	330	-	419	-	373	-	(89)	(21)	(43)	(12)

Total assets	$94,415	100%	$87,335	100%	$81,742	100%	$7,080	8	$12,673	16

Other Business Activity (Notional)

Letters of Credit	$7,611		$6,923		$3,524		$688	10	$4,087	116

Mandatory Delivery Contracts	$157		$48		$159		$109	227	$(2)	(1)

Total Mission Asset Activity (Principal and Notional)	$77,497	82%	$68,786	79%	$57,702	71%	$8,711	13	$19,795	34

(1)	The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition - Average Balances (Dollars in millions)

	March 31, 2008		December 31, 2007		March 31, 2007		March 31, 2008
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2007		March 31, 2007
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$58,144	64%	$49,302	59%	$45,718	56%	$8,842	18%	$12,426	27%
Other items (1)	581	1	60	-	14	-	521	868	567	4,050

Total book value	58,725	65	49,362	59	45,732	56	9,363	19	12,993	28

Mortgage loans held for portfolio
Principal	8,819	10	8,742	10	8,445	10	77	1	374	4
Other items	63	-	75	-	81	-	(12)	(16)	(18)	(22)

Total book value	8,882	10	8,817	10	8,526	10	65	1	356	4

Investments

Mortgage-backed securities
Principal	11,935	13	12,116	15	12,072	15	(181)	(1)	(137)	(1)
Other items	(22)	-	(16)	-	(10)	-	(6)	(38)	(12)	(120)

Total book value	11,913	13	12,100	15	12,062	15	(187)	(2)	(149)	(1)

Short-term money market
Principal	10,447	12	13,565	16	15,514	19	(3,118)	(23)	(5,067)	(33)
Other items	-	-	(3)	-	(2)	-	3	100	2	100

Total book value	10,447	12	13,562	16	15,512	19	(3,115)	(23)	(5,065)	(33)

Other short-term investments	25	-	25	-	24	-	-	-	1	4

Other long-term investments	16	-	19	-	21	-	(3)	(16)	(5)	(24)

Total investments	22,401	25	25,706	31	27,619	34	(3,305)	(13)	(5,218)	(19)

Loans to other FHLBanks	18	-	7	-	-	-	11	157	18	100

Total earning assets	90,026	100	83,892	100	81,877	100	6,134	7	8,149	10

Other assets	357	-	401	-	340	-	(44)	(11)	17	5

Total assets	$90,383	100%	$84,293	100%	$82,217	100%	$6,090	7	$8,166	10

Other Business Activity (Notional)

Letters of Credit	$7,251		$5,551		$4,773		$1,700	31	$2,478	52

Mandatory Delivery Contracts	$228		$88		$93		$140	159	$135	145

Total Mission Asset Activity (Principal and Notional)	$74,442	82%	$63,683	76%	$59,029	72%	$10,759	17	$15,413	26

(1)	The majority of these balances are SFAS 133-related basis adjustments.
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
Credit Services
The strong growth of Advances that began in the second half of 2007 continued in the first three months of 2008. As shown in the asset composition tables above, the principal balance of Advances averaged $58,144 million, an increase of $12,426 million (27 percent) from the first quarter of 2007. The strong Advance growth occurred even after former member RBS Citizens decreased its Advances from the end of 2006 to the end of 2007 by $8,528 million. On March 31, 2008, the principal balance of Advances was $60,974 million, an increase of $8,021 million (15 percent) from year-end 2007. The daily high balance was $61,400 million.

The substantial increase in the available lines in our Letters of Credit program, which began in late 2006 to support members’ public unit deposits, continued to be maintained in the first quarter of 2008. From year-end 2007 to March 31, 2008, available lines in the Letters of Credit program grew $688 million (10 percent). We earn fees only on the actual amount of the available lines used.
The following tables present Advance balances by major program on the dates indicated.

(Dollars in millions)	March 31, 2008		December 31, 2007		March 31, 2007
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$13,502	22%	$10,483	19%	$8,563	19%
LIBOR	28,079	46	24,253	46	21,286	47

Total	41,581	68	34,736	65	29,849	66

Long-Term
Regular Fixed Rate	7,039	12	6,605	13	4,334	9
Convertible (2)	3,712	6	3,892	7	4,449	10
Putable (2)	6,803	11	5,779	11	4,906	11
Mortgage Related	1,697	3	1,602	3	1,775	4

Total	19,251	32	17,878	34	15,464	34

Other Advances	142	-	339	1	223	-

Total Advances Principal	60,974	100%	52,953	100%	45,536	100%

Other Items	745		357		38

Total Advances Book Value	$61,719		$53,310		$45,574

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert these to an adjustable-rate tied to LIBOR.
In the first three months of 2008, as in the last several prior years, the sources of most Advance growth were short-term (especially REPO), adjustable-rate LIBOR, and Putable Advances. In addition in 2007 and the first three months of 2008, Regular Fixed Rate Advances increased substantially. Other Advance types continue to experience small changes in balances.
The following tables present the principal balances and related weighted average interest rates for the top five Advance borrowers on the dates indicated. They include affiliates that are members of our FHLBank. The decrease from the end of 2007 to March 31, 2008 in the Advance interest rates was due to the reductions in short-term interest rates.
(Dollars in millions)

March 31, 2008
	Ending	Weighted Average
Name	Balance	Interest Rate

U.S. Bank, N.A.	$19,356	3.39%
National City Bank	6,445	3.44
Fifth Third Bank	5,540	3.17
KeyBank, N.A.	4,060	2.65
The Huntington National Bank	3,686	2.88

Total of Top 5	$39,087	3.24

Total Advances (Principal)	$60,974	3.41

Top 5 Percent of Total	64%

December 31, 2007
	Ending	Weighted Average
Name	Balance	Interest Rate

U.S. Bank, N.A.	$16,856	4.99%
Fifth Third Bank	5,539	4.73
National City Bank	4,696	5.01
The Huntington National Bank	3,085	5.10
KeyBank, N.A.	2,609	4.05

Total of Top 5	$32,785	4.89

Total Advances (Principal)	$52,953	4.77

Top 5 Percent of Total	62%

Advance balances of the top five borrowers constituted 64 percent of Advances on March 31, 2008, similar to the concentration at the end of 2007. We believe that having some large members who heavily use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase capital leverage, enhance dividend returns, and provide more competitively priced Mission Asset Activity.

Various market penetration rates continued to indicate consistent Advance usage during the first quarter, and the daily fluctuation of Advances continued to be high. We believe the ability of members to quickly and cost effectively change how they use Advances is a significant source of membership value, even for those members who do not borrow from us heavily or at all. However, the high volatility presents challenges in efficiently funding Advances, managing our capital leverage, and balancing Advance pricing while also generating a competitive return on capital. Advance volatility requires us to maintain a sizable liquidity portfolio in money market investments.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the asset composition tables, on both an ending-balance and average-balance basis, the total principal balances in the Mortgage Purchase Program for the first quarter of 2008 were relatively stable compared with year-end 2007 and the first quarter of 2007. This continued a trend from the years 2005-2007. We continued to focus on the potential for our largest mortgage seller, National City Bank, to significantly reduce its mortgage activity with us. In the third quarter of 2007, this member stopped selling us mortgage loans. We believe a significant decrease in the amount of mortgage loans outstanding to us from this seller would not hinder our ability to continue offering the Program to other members.
Also continuing a trend from the last several years, the relative stability in the Program reflected a lackluster economy in our District and stabilization of (or outright reduction in) home prices. These factors reduced the growth rate of mortgage originations and refinancings. Our focus continues to be on recruiting more members to participate in the Program and on increasing the number of regular sellers.
The following table reconciles changes in the Program’s principal balances (excluding Mandatory Delivery Contracts) in the first three months this year.

Mortgage Purchase
(In millions)	Program Principal

Balance at December 31, 2007	$8,862
Principal purchases	341
Principal paydowns	(448)

Balance at March 31, 2008	$8,755

The principal paydowns equated to an annual constant prepayment rate of 16 percent, compared to nine percent in all of 2007. Prepayment speeds accelerated moderately in the first quarter because of the substantial decrease in mortgage rates in the fourth quarter of 2007 and the first quarter of 2008. We closely track the refinancing incentives of all of our mortgage assets because the mortgage prepayment option is one of our largest sources of market risk exposure. Because there were not significant amounts of paydowns or new purchases in the first quarter, the Program’s composition of principal balances by loan type, original final maturity, and mortgage note rate did not change materially from year-end 2007.
As shown in the following table, the percentage of principal balances from members supplying 10 percent or more of total balances was similar for March 31, 2008 as for year-end 2007, a trend also seen in prior years.

	March 31, 2008		December 31, 2007
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$5,163	59%	$5,378	61%
Union Savings Bank	2,050	23	1,992	22

Total	$7,213	82%	$7,370	83%

After being relatively narrow during most of 2007 and in 2006, spreads to funding costs on new mortgage assets widened substantially in the fourth quarter of 2007. This continued in the first quarter of 2008. To the extent the wider spreads continue and we continue to purchase mortgage assets, earnings will improve.

Investments
Money Market Investments
Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities. The composition of money market investments varies over time based on relative value considerations. Daily balances can fluctuate significantly, usually within a range of $8,000 million to $20,000 million, due to changes in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, net spreads, opportunities to warehouse debt at attractive rates for future use, and management of capital leverage. Our investment portfolio continued to perform its functions of providing liquidity, enhancing earnings and management of market risk and capitalization, and supporting the housing markets. In the first quarter of 2008, compared to the first quarter of 2007, the average principal balance of short-term money market investments decreased $5,067 million. As throughout 2007, the decrease was directly related to the significant growth in Advances and our desire to control financial leverage at prudent levels.
Money market investments normally have one of the lowest net spreads of any of our assets, typically ranging from 5 to 15 basis points. During the first quarter of 2008, money market spreads continued to be substantially wider than historical averages, as in the third and fourth quarters of 2007, due mostly to the favorable impact on our funding costs relative to LIBOR from the disruptions in the financial markets.
Mortgage-Backed Securities
We invest in mortgage-backed securities, as permitted under Finance Board Regulations, in order to enhance profitability and, therefore, membership value, and to help support the housing market. Mortgage-backed securities currently comprise most of the held-to-maturity securities and all of the trading securities on the Statements of Condition. Our objective is to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital currently permitted by Finance Board Regulation, consistent with a favorable market risk/return tradeoff. This multiple averaged 2.95 in the first three months of 2008 and 2.85 on March 31, 2008.
The following table reconciles changes in the principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) in the first three months of 2008.

Mortgage-backed
(In millions)	Securities Principal

Balance at December 31, 2007	$12,157
Principal purchases	-
Principal paydowns	(534)

Balance at March 31, 2008	$11,623

We made no purchases during the first quarter of 2008 and the fourth quarter of 2007, because the stock repurchases we made in the second half of 2007 resulted in a mortgage-backed security multiple of more than three at the end of 2007. In the first quarter of 2008, the multiple fell below three as principal paydowns occurred, and we were permitted under the Regulation to begin again purchasing new securities. The principal paydowns equated to an annual constant prepayment rate of 16 percent. As with the Mortgage Purchase Program, discussed above, refinancing incentives accelerated in the fourth quarter of 2007 and the first quarter of 2008. As discussed in the “Business Related Developments and Update on Risk Factors,” we are evaluating whether to seek Finance Board approval to temporarily expand our mortgage-backed security multiple beyond three times capital.

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	March 31, 2008	December 31, 2007

Security Type
Collateralized mortgage obligations	$4,931	$5,170
Pass-throughs	6,692	6,987

Total	$11,623	$12,157

Collateral Type
15-year collateral	$6,003	$6,292
20-year collateral	2,002	2,088
30-year collateral	3,618	3,777

Total	$11,623	$12,157

Issuer
GSE residential mortgage-backed securities	$11,262	$11,782
Agency residential mortgage-backed securities	18	20
Private-label residential mortgage-backed securities	343	355

Total	$11,623	$12,157

The relative allocations of mortgage-backed securities were stable. As noted above, we purchased no new mortgage-backed securities in the first three months of 2008. We have historically held a small amount of private-label securities.
Consolidated Obligations
The table below presents, for the periods indicated, the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended		Three Months Ended
(In millions)	March 31, 2008		December 31, 2007		March 31, 2007
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$39,873	$36,884	$35,576	$24,852	$21,375	$23,994
Discount	(74)	(113)	(139)	(89)	(74)	(86)

Total Consolidated Discount Notes	39,799	36,771	35,437	24,763	21,301	23,908

Consolidated Bonds:
Unswapped fixed-rate	22,839	23,298	25,514	25,890	26,281	26,110
Unswapped adjustable-rate	12,275	11,451	8,143	4,670	3,971	2,303
Swapped fixed-rate	12,718	12,207	12,507	23,051	24,320	24,129

Total Par Consolidated Bonds	47,832	46,956	46,164	53,611	54,572	52,542

Other items (1)	114	71	15	(118)	(134)	(168)

Total Consolidated Bonds	47,946	47,027	46,179	53,493	54,438	52,374

Total Consolidated Obligations(2)	$87,745	$83,798	$81,616	$78,256	$75,739	$76,282

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 8 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $1,220,431 and $1,189,706 at March 31, 2008 and December 31, 2007, respectively.
The decrease in the average and ending balances of unswapped fixed-rate Bonds resulted principally from not re-issuing new Bonds to replace all of the significant amount ($7.0 billion) of such Bonds that we called in the quarter and from not replacing all the Bonds that matured during the quarter. As part of our ongoing management of market risk exposure, we tended to replace called Bonds that had short remaining maturities with short-term Discount Notes instead of new callable Bonds. This strategy improved earnings because the Discount Notes had lower book rates than the new callable Bonds; it also enabled us to better position the balance sheet to mitigate against the possibility of accelerated mortgage prepayment speeds. We also decreased the balance of unswapped fixed-rate Bonds to reflect the lower balance in the mortgage-backed security portfolio. See the “Market Risk” section in “Quantitative and Qualitative Disclosures About Risk Management” for related discussion.
Balances of Discount Notes, swapped fixed-rate Bonds, and unswapped adjustable-rate Bonds can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategies. In the first three months of 2008, the balances of Discount Notes and unswapped adjustable-rate Bonds increased substantially on both an average and ending balance basis. We increased the balance of Discount Notes because their relative cost improved significantly more than the net cost of swapped Bonds, principally as a result of the financial market disruptions. We increased the balance of unswapped adjustable-rate Bonds to provide more diversity in funding sources and to help manage liquidity. The ability to have three different sources of short-term and adjustable-rate funding is an important component in managing our financial performance.
The following table shows the allocation on March 31, 2008 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

Due in 1 year or less	$185	$2,434	$5	$2,624	$7,353
Due after 1 year through 2 years	250	3,686	5	3,941	260
Due after 2 years through 3 years	1,245	2,535	5	3,785	105
Due after 3 years through 4 years	1,368	1,580	5	2,953	-
Due after 4 years through 5 years	745	1,935	78	2,758	-
Thereafter	3,925	2,681	172	6,778	-

Total	$7,718	$14,851	$270	$22,839	$7,718

These allocations of non-callable and amortizing Bonds were consistent with those in the last several years. The allocation of callable Bonds decreased for maturities less than two years, because of the strategy described above regarding replacement of called Bonds.
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

(In millions)	March 31, 2008	December 31, 2007

Total Par Value Eligible Assets	$93,739	$86,755
Total Par Value Consolidated Obligations	(87,705)	(81,740)

Excess Eligible Assets	$6,034	$5,015

Deposits
As shown on the Statements of Condition and the Average Balance Sheet and Yield/Rate tables, in the first quarter of 2008, deposit balances had a substantial percentage increase on both an average and ending basis. However, as in recent years, they continued to be a small amount of our funding.

Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Risk Management” section and our liquidity in the “Liquidity Risk and Contractual Obligations” section, each of which are in “Quantitative and Qualitative Disclosures About Risk Management.”
Capital Resources
Regulatory Limits on Capital Stock
Our Capital Plan enables us to efficiently obtain new capital stock to capitalize asset growth, thus allowing us to maintain an adequate capital-to-assets ratio. It also permits us, at our option, to repurchase capital stock in a timely and prudent manner when Mission Asset Activity contracts, thus helping us to maintain competitive profitability. The Gramm-Leach-Bliley Act of 1999 (GLB Act) and Finance Board Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, in which we target a floor on the regulatory quarterly average capital-to-assets ratio of 4.20 percent. The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods indicated.

GAAP and Regulatory Capital

	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2008		December 31, 2007		March 31, 2007
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,726	$3,608	$3,473	$3,610	$3,650	$3,649
SFAS 150-Related Stock	119	118	118	132	31	99

Regulatory Capital Stock	3,845	3,726	3,591	3,742	3,681	3,748
Retained Earnings	289	313	286	302	262	275

Regulatory Capital	$4,134	$4,039	$3,877	$4,044	$3,943	$4,023

GAAP and Regulatory Capital-to-Assets Ratios
	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2008		December 31, 2007		March 31, 2007
	Period End	Average	Period End	Average	Period End	Average
GAAP	4.25%	4.33%	4.30%	4.63%	4.78%	4.77%
Regulatory	4.38	4.47	4.44	4.80	4.82	4.89
In the first three months of 2008, we continued to operate within our regulatory and policy limits for financial leverage. As measured by a lower regulatory capital-to-assets ratio, our regulatory financial leverage increased in the first quarter of this year, compared to all of 2007 and to the first quarter of 2007. We believe we can effectively manage the moderate additional amount of market risk exposure that resulted from the greater leverage, which resulted from several factors:
▪	strong Advance growth;

▪	the inability to pay stock dividends in 2007 given our excess stock position in the context of the Finance Board’s Capital Rule;

▪	our repurchases in 2007 of mandatorily redeemable capital stock; and

▪	our desire to maintain sufficient investment liquidity, especially during the disruptions in the financial markets.

Changes in Capital Stock Balance
The following table presents changes in our regulatory capital stock balances in the first three months of 2008.

(In millions)

Regulatory stock balance at December 31, 2007	$3,591

Stock purchases:
Membership stock	23
Activity stock	183
Stock dividends	48

Regulatory stock balance at March 31, 2008	$3,845

The $254 million increase in regulatory stock resulted principally from the continued strong growth in Advances, which required some members to purchase additional stock, including one member affected by our change to the Capital Plan (see the “Executive Summary”).
Excess Stock
The following table shows for the dates indicated the amount of available cooperative capital (i.e., cooperative excess stock as defined in our Capital Plan), the amount of capital stock utilized cooperatively to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with cooperative capital.

(In millions)	March 31, 2008	December 31, 2007

Available cooperative excess capital stock	$139	$282

Cooperative utilization of capital stock	$572	$525

Mission Asset Activity capitalized with cooperative capital stock	$14,296	$13,129

On March 31, 2008, cooperative utilization of stock provided capital for a material portion (18 percent) of Mission Asset Activity. If our Capital Plan did not have a cooperative capital feature, members would have had to purchase an additional $572 million of stock to have the same total amount of Mission Asset Activity outstanding. The $143 million decrease in available cooperative capital resulted from the continued growth in Mission Assets.
The Finance Board’s Capital Rule does not permit us to pay stock dividends if the amount of our excess stock (defined by the Finance Board to include stock cooperatively utilized in accordance with our Capital Plan) would exceed one percent of our total assets after the dividend. The following table shows for the dates indicated the amount of our excess stock (per the Finance Board’s definition). At the end of 2007, we were $66 million below the excess stock threshold and could have paid a stock dividend. However, given the volatility in the financial markets at year end, we chose to be conservative regarding the Capital Rule and paid a cash dividend. On March 31, 2008 we were substantially below the regulatory threshold and paid a stock dividend. We cannot predict if our excess stock will be above or below the regulatory limit in the future.

(In millions)	March 31, 2008	December 31, 2007

Excess capital stock (Finance Board definition)	$745	$807

Total assets	$94,415	$87,335

Regulatory limit on excess capital stock (one percent of total assets)	$944	$873

Excess capital stock (below) above regulatory limit	$(199)	$(66)

Retained Earnings
On March 31, 2008, stockholders’ investment in our company was supported by $289 million of retained earnings. This represented eight percent of total regulatory capital stock (including mandatorily redeemable (SFAS 150) stock) and 0.31 percent of total assets.

Membership and Stockholders
On March 31, 2008, we had 726 member stockholders. During the first quarter, five new members became stockholders and four members were lost due to mergers producing a net gain of one member stockholder. All four of the membership losses were merged with other Fifth District members. The impact on Mission Asset Activity and earnings resulting from these membership changes was negligible.
The following table shows the number of member stockholders according to charter type on the dates indicated.

	March 31, 2008	December 31, 2007

Commercial Banks	481	480
Thrifts and Savings Banks	134	134
Credit Unions	98	98
Insurance Companies	13	13

Total Member Stockholders	726	725

From year-end 2007 to March 31, 2008, there were no material changes in the percentage of members we have from the total eligible companies by charter and no material changes in the composition of membership by state.
The table below provides a summary of member stockholders by asset size on the dates indicated.

	March 31, 2008	December 31, 2007
Member Asset Size (1)

Up to $100 million	246	242
> $100 up to $500 million	375	376
> $500 million up to $1 billion	55	57
> $1 billion	50	50

Total Member Stockholders	726	725

(1)	The membership numbers for March 31, 2008, reflect members’ assets as of December 31, 2007.
The following tables list institutions holding five percent or more of outstanding Class B capital stock on the dates indicated. The amounts include stock held by any known affiliates that are members of our FHLBank.

(Dollars in millions)
March 31, 2008			December 31, 2007
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$819	21%	U.S. Bank, N.A.	$675	19%
Fifth Third Bank	377	10	Fifth Third Bank	372	10
National City Bank	354	9	National City Bank	327	9
The Huntington National Bank	234	6	The Huntington National Bank	231	7
AmTrust Bank	217	6	AmTrust Bank	214	6

Total	$2,001	52%	Total	$1,819	51%

There were no material changes between the two dates, except that U.S. Bank held $144 million more stock on March 31, 2008, due to its increase in Advance borrowings. All except AmTrust Bank also had the highest Advance balances outstanding with us on both dates. Continuing a trend from prior years, on March 31, 2008, the 52 percent concentration of capital stock from our five largest stockholders was substantially less than the 64 percent concentration of the top five Advance borrowers.

RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for the first quarter of 2008 and 2007. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of stockholders’ equity for the respective period.

	Three Months Ended March 31,
(Dollars in millions)	2008		2007
	Amount	ROE	Amount	ROE

Net interest income	$80	5.98%	$99	7.52%

Net losses on derivatives and hedging activities	(3)	(0.19)	(1)	(0.09)
Other non-interest income	2	0.14	1	0.09

Total non-interest loss	(1)	(0.05)	-	-

Total revenue	79	5.93	99	7.52

Total other expense	(12)	(0.87)	(12)	(0.89)
Assessments	(18)	(a )	(23)	(a )

Net income	$49	5.06%	$64	6.63%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Most of the $15 million decrease in net income and the 157 basis points decrease in the ROE resulted from a $19 million reduction in net interest income. The unrealized market value gains and losses related to accounting for derivatives under SFAS 133 were well within the range of normal for our business in both quarters.
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
We generate net interest income from the net interest rate spread and from funding interest-earning assets with interest-free capital. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin. Because of our low net interest rate spread compared to other financial institutions, a large proportion of net interest income normally is derived from funding assets with our capital.

Components of Net Interest Income
The following table shows, for the first three months of 2008 and 2007, the two major components of net interest income, as well as the three major subcomponents of the net interest spread.

	Three Months Ended March 31,
(Dollars in millions)	2008		2007
		Pct of		Pct of
		Earning		Earning
	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$48	0.21%	$51	0.25%
Net (amortization)/accretion (1) (2)	(15)	(0.06)	(7)	(0.03)
Prepayment fees on Advances, net (2)	-	-	-	-

Total net interest rate spread (3)	33	0.15	44	0.22

Earnings from funding assets with interest-free capital	47	0.21	55	0.27

Total net interest income/net interest margin	$80	0.36%	$99	0.49%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
Of the $19 million decrease in net interest income, $11 million occurred from a reduction in the net interest rate spread and $8 million occurred from lower earnings generated by funding short-term and adjustable-rate assets with capital.
An increase in net amortization in accordance with SFAS 91 accounted for $8 million of the total $11 million decrease in the net interest rate spread. Almost all was due to recognition of an additional $7 million in concession (i.e., selling) expenses associated with calling a large amount of Consolidated Obligation Bonds in the first quarter of 2008, as intermediate- and long-term interest rates fell substantially. If the net amortization had not increased, the first quarter’s ROE would have been higher by approximately 60 basis points. The net amortization of purchase premiums and discounts related to mortgage assets changed insignificantly—less than $0.1 million. Net amortization of noncash items depends mostly on changes in market interest rates, which affect mortgage prepayment speeds and recognition of purchase premiums and discounts and the amount of Bonds we may call.
Advance prepayment fees, which we record as net interest income, were less than $0.3 million in both periods. Advance prepayment fees can be, and in the past have been, significant. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances.
The $3 million decrease in the other components of the net interest spread (excluding net amortization and prepayment fees) was the net result of several material factors discussed below in estimated descending order of their impact.
▪	Wider spreads on short-term assets compared to funding costs—Favorable: In the second half of 2007 and the first quarter of 2008 average spreads on many assets, especially short-term and adjustable-rate assets, widened substantially relative to their funding costs. The interest costs of our short-term funding sources improved significantly due to the disruptions in the financial markets, as discussed in “Conditions in the Economy and Financial Markets.” This significantly increased our earnings and ROE in the first quarter. Although it is difficult to determine a precise impact, we estimated that this factor raised net interest income by $7 million to $10 million and ROE by 50 to 75 basis points. We do not know whether, for how long, or the extent to which the disruptions in the financial markets will continue to benefit our earnings.

▪	Maturity of low cost debt—Unfavorable: One of our key strategies in managing market risk exposure is to fund mortgage assets with a mix of long-term noncallable and callable unswapped Consolidated Bonds having a wide range of final maturities. In the last three quarters of 2007 and the first quarter of 2008, a total of $3.6 billion of such Bonds, with a weighted average coupon of 3.54 percent, matured. We had issued many of these Bonds to fund mortgage assets that we purchased in 2001-2004 during those years’ low interest rates and steep positively sloped market yield curves. These low cost Bonds tend to have average book costs materially below the book yields of the mortgage assets they funded. As a result, when the Bonds matured and the related mortgage assets paid down, earnings decreased because we replaced the mortgages with new mortgages at lower net spreads. This factor may continue to decrease earnings in the remainder of 2008 and in 2009. However, if spreads on new mortgage assets continue to be relatively wide, as they have been since the fourth quarter of 2007, the lower earnings from the maturity of low cost debt could be partially offset or even reversed. Although it is difficult to determine a precise impact, we estimated that this factor lowered net interest income by $5 million to $10 million and ROE by 40 to 75 basis points.

▪	Large overnight asset gap—Unfavorable: In the first three months of 2008, as in the last several years, we carried a large overnight asset gap of approximately $10 billion to $15 billion. This resulted from the preferences of some members for overnight funding and, during the current financial market disruptions, from restricting the maturities of many of our money market investments to overnight maturities to ensure adequate liquidity and to provide additional flexibility in mitigating our unsecured credit risk exposure. Because we have limited sources of overnight funding, we tend to fund these overnight assets with longer-term liabilities having maturities of up to several months. Because short-term interest rates decreased significantly, the overnight asset gap lowered earnings because the assets repriced sooner than the related funding. Although it is difficult to determine a precise impact, we estimated that this factor lowered net interest income by approximately $10 million and ROE by approximately 75 basis points.

▪	Growth in average asset balances—Favorable: Average total assets expanded by $8,166 million in the first three months of 2008 compared to the same period of 2007. Most of the growth was in Advances principal balances, which increased $12,426 million. We estimate that this factor raised net interest income by $3 million to $6 million and ROE by 20 to 50 basis points, based on a range of estimates of the average spreads we earned on the new assets (excluding the effect of the favorable market conditions).

▪	Re-issuing called Consolidated Bonds at lower rates—Favorable: As discussed elsewhere, during the first quarter of 2008, we called $7.0 billion of unswapped Bonds and replaced them with new debt at lower interest rates. Although it is difficult to determine a precise impact, we estimated that this factor raised net interest income by $3 million to $6 million and ROE by 20 to 50 basis points.
Average Balance Sheet and Yield/Rates
The following table provides yields/rates and average balances for major balance sheet accounts in the first quarters of 2008 and 2007. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The average rate of each asset and liability category decreased between the first three months of 2007 and the first three months of 2008, except for two accounts. Most of the accounts that had lower average rates have short-term maturities or adjustable-rate features, which were repriced to lower rates corresponding to the large reductions in short-term market rates. See the “Conditions in the Economy and Financial Markets.” The mortgage-backed securities and unswapped fixed-rate Consolidated Bond accounts had higher average rates for the following reasons.
▪	For mortgage-backed securities, rates on new mortgages increased in the second and third quarters of 2007. The securities we purchased in these quarters affected the account’s average rate in the first quarter of 2008. By comparison, as explained in the “Analysis of Financial Condition,” we made no purchases of mortgage-backed securities in the fourth quarter of 2007 and the first quarter of 2008 when average mortgage rates were lower.

▪	As discussed above, in the fourth quarter of 2007 and especially in the first quarter of 2008, we retired a large amount of callable Consolidated Bonds and replaced them with Bonds having lower rates. These actions lowered the average rate on this account. However, the continued maturity throughout 2007 and the first quarter of 2008 of a large amount of Bonds with relatively low book costs and the additional concession expenses related to calling many of the Bonds in this account more than offset, on a combined basis, the effect on the book cost from calling the Bonds.

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$58,725	$575	3.94%	$45,732	$596	5.28%
Mortgage loans held for portfolio (2)	8,882	117	5.28	8,526	111	5.31
Federal funds sold and securities purchased under resale agreements	8,022	61	3.05	8,350	110	5.34
Other short-term investments (3)	25	-	3.29	882	12	5.34
Interest-bearing deposits in banks (4)	2,425	26	4.38	6,304	83	5.37
Mortgage-backed securities	11,913	146	4.91	12,062	143	4.79
Other long-term investments	16	-	5.37	21	-	5.81
Loans to other FHLBanks	18	-	3.44	-	-	-

Total earning assets	90,026	925	4.13	81,877	1,055	5.23

Allowance for credit losses on mortgage loans	-			-
Other assets	357			340

Total assets	$90,383			$82,217

Liabilities and Capital
Term deposits	$88	1	4.23	$127	2	5.26
Other interest bearing deposits (4)	1,287	9	2.81	905	11	4.99
Short-term borrowings	36,771	316	3.46	23,908	309	5.24
Unswapped fixed-rate Consolidated Bonds	23,295	279	4.82	26,092	290	4.51
Unswapped adjustable-rate Consolidated Bonds	11,451	115	4.03	2,303	30	5.28
Swapped Consolidated Bonds	12,281	124	4.04	23,979	313	5.29
Mandatorily redeemable capital stock	118	1	5.25	99	1	6.45
Other borrowings	4	-	2.02	-	-	-

Total interest-bearing liabilities	85,295	845	3.98	77,413	956	5.01

Non-interest bearing deposits	6			1
Other liabilities	1,166			885
Total capital	3,916			3,918

Total liabilities and capital	$90,383			$82,217

Net interest rate spread			0.15%			0.22%

Net interest income and net interest margin		$80	0.36%		$99	0.49%

Average interest-earning assets to interest-bearing liabilities			105.55%			105.77%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	For the three months ended March 31, 2007, other short-term investments are primarily composed of securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end, in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39. See Note 1 of the Notes to Unaudited Financial Statements for further information.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table for the periods indicated. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

	Three Months Ended
(In millions)	March 31, 2008 over 2007
	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$169	$(190)	$(21)
Mortgage loans held for portfolio	5	1	6
Federal funds sold and securities purchased under resale agreements	(4)	(45)	(49)
Other short-term investments	(12)	-	(12)
Interest-bearing deposits in banks	(51)	(6)	(57)
Mortgage-backed securities	(2)	5	3
Other long-term investments	-	-	-
Loans to other FHLBanks	-	-	-

Total	105	(235)	(130)

Increase (decrease) in interest expense
Term deposits	(1)	-	(1)
Other interest-bearing deposits	5	(7)	(2)
Short-term borrowings	166	(159)	7
Unswapped fixed-rate Consolidated Bonds	(31)	20	(11)
Unswapped adjustable-rate Consolidated Bonds	119	(34)	85
Swapped Consolidated Bonds	(152)	(37)	(189)
Mandatorily redeemable capital stock	-	-	-
Other borrowings	-	-	-

Total	106	(217)	(111)

Increase (decrease) in net interest income	$(1)	$(18)	$(19)

The rate contribution category was responsible for nearly all of the decrease in total net interest income. This represented the effects of the unfavorable factors net of the favorable factors, as discussed above, especially the impact of lower short-term interest rates on the earnings generated from funding assets with capital.
Effect of the Use of Derivatives on Net Interest Income
Among other things, we use derivatives to hedge the fixed-rate interest rate terms of Advances and Consolidated Obligations, which effectively creates net adjustable-rate LIBOR-based coupon rates. The following table shows the effect of derivatives on our net interest income for the periods indicated.

(In millions)	Three Months Ended March 31,
	2008	2007

Advances (1)	$(15)	$14
Consolidated Obligations (1)	9	(36)

Decrease to net interest income	$(6)	$(22)

(1)	Relates to interest rate swap interest.
For each period, the total decrease in net interest income resulting from derivatives activity represented the net effect of three factors, which depend on changes in both short-term LIBOR and in the notional principal amounts of swapped Advances and swapped Obligations:
▪	the economic cost of hedging purchased options embedded in Advances;

▪	converting below-market coupons to at-market coupons on swapped Advances with purchased options; and

▪	converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Consolidated Obligations.
The $16 million smaller decrease in the net interest income from derivatives activity in the first quarter of 2008 versus the same period in 2007 resulted from the large reductions in short-term interest rates. This lowered the earnings from Advance swaps on which we receive interest on a net short-term LIBOR basis, while it raised earnings from Consolidated Obligation swaps on which we pay interest on a net short-term LIBOR basis. Although our overall use of derivatives lowered net interest income for the periods presented, they made our earnings and market risk profile significantly more stable.
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the first three months of 2008 and 2007.

	Three Months Ended March 31,
(Dollars in millions)	2008	2007

Other (Loss) Income
Net losses on derivatives and hedging activities	$(3)	$(1)
Other non-interest income, net	2	1

Total other loss	$(1)	$-

Other Expense
Compensation and benefits	$7	$7
Other operating expense	3	3
Finance Board	1	1
Office of Finance	1	1
Other expenses	-	-

Total other expense	$12	$12

Average total assets	$90,383	$82,217
Average regulatory capital	4,039	4,023

Total other expense to average total assets (1)	0.05%	0.06%
Total other expense to average regulatory capital (1)	1.15%	1.18%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Total other expense was constant at $12 million. Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. We continue to maintain a sharp focus on our operating costs.
REFCORP and Affordable Housing Program Assessments
Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.7 percent effective annualized net assessment rate. The REFCORP assessment is currently expected to be statutorily retired at some point between 2010 and 2015, depending on the level of the FHLBank System’s earnings. It is likely to be retired closer to 2010 than to 2015.
In the first three months of 2008, assessments totaled $18 million, which reduced the ROE by 185 basis points, compared to $23 million in the first three months of 2007, which reduced the ROE by 241 basis points. The burden of assessments fell because net income before assessments decreased 23 percent while average capital decreased only $2 million, or 0.1 percent.

Segment Information
Note 12 of the Notes to Unaudited Financial Statements presents information on the two operating business segments we have identified. It is important to note that we manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than at the level of individual operating business segments. Under this approach, the market risk/return profile of each operating business segment does not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes each segment’s operating results for the first three months of 2008 and 2007.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended March 31, 2008

Net interest income	$56	$24	$80

Net income	$34	$15	$49

Average assets	$81,458	$8,925	$90,383

Assumed average capital allocation	$3,529	$387	$3,916

Return on Average Assets (1)	0.17%	0.69%	0.22%

Return on Average Equity (1)	3.87%	15.90%	5.06%

Three Months Ended March 31, 2007

Net interest income	$76	$23	$99

Net income	$48	$16	$64

Average assets	$72,224	$9,993	$82,217

Assumed average capital allocation	$3,442	$476	$3,918

Return on Average Assets (1)	0.27%	0.63%	0.32%

Return on Average Equity (1)	5.71%	13.23%	6.63%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
The $14 million decrease in net income and the 184 basis points decrease in the ROE resulted from the unfavorable factors identified above for the entire balance sheet, net of the favorable factors of wider spreads, more favorable funding costs and greater financial leverage. For this segment the unfavorable factors were 1) the effect of lower short-term interest rates on earnings generated from funding assets with capital and from the large overnight asset gap; and 2) a portion of the additional concession expenses from calling Consolidated Obligation Bonds associated with mortgage-backed securities.
Mortgage Purchase Program Segment
The 267 basis points increase in the ROE resulted primarily from an increase in financial leverage, which corresponded to an increase in leverage for the whole balance sheet. However, net income decreased $1 million, which reflected the unfavorable effects of lower short-term interest rates, the maturity of low cost Consolidated Bonds, and the additional concession expense discussed in the “Net Interest Income” section above. Greater financial leverage does not necessarily increase net income. These unfavorable factors were almost fully offset by the elimination of $1.4 billion of low-yielding overnight Federal funds assets.
Prior to the first quarter of 2008, the portfolio had a substantial amount of Federal funds assets because we had assigned more debt to the portfolio than mortgage assets. Many of the Consolidated Bonds that we called in the first quarter had been assigned to this portfolio. We replaced some of the Bonds with short-term Discount Notes, which are not allocated to this portfolio. This action decreased the amount of Bonds assigned to the portfolio, which caused the asset balance of the Federal funds to decrease also. These changes improved earnings because the yield on the Federal funds was substantially lower than the book cost of the Bonds that we called.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
We believe that business risk and market risk are the most significant risks we face. Business risk is the potential adverse impact on achievement of our mission or corporate objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we may have limited control or influence. In the first three months of 2008, we believe that we realized a business risk in that our excess capital stock decreased and our financial leverage increased. See the “Executive Overview” for discussion. To date, our Mission Asset Activity and earnings have benefited from the disruptions in the credit and mortgage markets, although we cannot predict that this will continue to be the case.
Market Risk
Measurement and Management of Market Risk Exposure
Our primary challenges in managing long-term market risk exposure, including the level and volatility of earnings, arise from the tradeoff between earning a competitive return and correlating profitability with short-term interest rates, and from the market risk exposure of owning mortgage assets on which we have sold prepayment options. We hedge the market risk of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Obligation Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. Because it is normally cost-prohibitive to completely hedge mortgage prepayment risk, a residual amount of market risk typically remains after funding and hedging activities.
We closely monitor and analyze our market risk exposure using numerous measures, and we actively manage it. Our Financial Management Policy specifies five sets of limits regarding market risk exposure that address capital leverage and long-term market risks. Except for the capital leverage requirement, with which we comply daily, we determine compliance with our policy limits at every month-end or more frequently if market or business conditions change significantly.
In addition, Finance Board Regulations and some internal guidelines specify additional management controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. Historically, we have decided to not purchase a large amount of securities of private-label issuers, which we believe can have more volatility in prepayment speeds than GSE mortgage-backed securities, and have tended to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.
We complied with each of our policy limits for market risk exposure in each of the first three months of 2008, as we did in each month of 2007.
Capital Leverage
See the “Capital Resources” section of the “Analysis of Financial Condition” for information on our capital leverage.

Market Value and Duration of Equity – Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables. The following table presents the market value of equity and duration of equity sensitivity profiles for the entire balance sheet for selected periods and interest rate shocks (in basis points).
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Month-End Average

2008 Year-to-Date
Market Value of Equity	$3,526	$3,791	$3,905	$3,956	$3,932	$3,866	$3,689

% Change from Flat Case	(10.9)%	(4.2)%	(1.3)%	-	(0.6)%	(2.3)%	(6.7)%

2007
Market Value of Equity	$3,781	$3,967	$3,978	$3,935	$3,860	$3,767	$3,571

% Change from Flat Case	(3.9)%	0.8%	1.1%	-	(1.9)%	(4.3)%	(9.3)%

Month-End

March 31, 2008
Market Value of Equity	$3,519	$3,780	$3,887	$3,931	$3,911	$3,857	$3,717

% Change from Flat Case	(10.5)%	(3.8)%	(1.1)%	-	(0.5)%	(1.9)%	(5.4)%

December 31, 2007
Market Value of Equity	$3,477	$3,729	$3,809	$3,814	$3,765	$3,685	$3,497

% Change from Flat Case	(8.8)%	(2.2)%	(0.1)%	-	(1.3)%	(3.4)%	(8.3)%
Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Month-End Average

2008 Year-to-Date	(7.0)	(6.7)	(4.3)	(0.4)	2.6	4.2	4.8

2007	(6.3)	(2.0)	1.1	3.3	4.7	5.3	5.5

Month-End

March 31, 2008	(6.8)	(6.5)	(3.9)	(0.3)	2.2	3.5	3.7

December 31, 2007	(7.2)	(5.6)	(2.3)	1.5	3.7	5.0	5.2
In the first three months of 2008, we believe our market risk exposure continued to be moderate and well managed, and we substantially lowered our long-term market risk exposure to higher long-term interest rates. This is indicated by smaller losses in the market value of equity and lower durations of equity in upward interest rate shocks. By the end of the quarter, this exposure was at its lowest level in the last several years. We lowered market risk exposure by extending the average maturity of the Consolidated Obligations portfolio which was a result of replacing the large amount of debt that we called in the first quarter of 2008 as interest rates fell with new lower rate Obligations at longer average maturities than the called Obligations. The sharply lower short-term and intermediate-term rates provided an opportunity to both reduce interest costs and enhance protection against future interest rate increases.
In the fourth quarter of 2007, and continuing into 2008, there was elevated market risk exposure to lower intermediate- and long-term interest rates, compared with previous years. This is indicated by larger losses in the market value of equity and lower (or more negative) durations of equity in downward interest rate shocks. The primary reasons for the increased exposure were the actual reductions in interest rates; a steeper LIBOR market yield curve; and an increase in the ratio of the mortgage assets to regulatory capital in 2007 due to our repurchases of SFAS 150 stock and inability to raise new capital through paying stock dividends. We believe that, generally and especially in the current market conditions, there is a greater likelihood of realizing long-term market risk exposure to higher long-term rates than to lower long-term rates.
Market-to-Book Value Ratio of Regulatory Capital
The ratio of the market value to book value of total regulatory capital indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities. A ratio greater than 100 percent indicates that if we were to liquidate our balance sheet, we would be able to do so at a net gain of cash. A ratio below 100 percent indicates that liquidation would involve a loss of cash. Changes in the market-to-book value ratio of regulatory capital provide a rough indication of the value of future net interest income from the current balance sheet. The value can represent potential real economic losses or unrealized opportunity losses.
The following table presents ratios of the market value to book value of total regulatory capital for the current (flat-rate) interest rate environment for the periods indicated. These ratios were relatively stable in 2007 and the first three months of 2008, which we believe supports our belief that we have moderate market risk exposure. The reduction of four percentage points in the ratio from year-end 2007 to March 31, 2008 resulted primarily from a widening of spreads on new mortgage assets, which represents an opportunity cost.

	Month-End Average	Period-End

2008 Year-to-Date	97%	95%

2007 Full-Year	98%	99%

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of the prepayment volatility associated with mortgage assets that we cannot completely hedge at an acceptable cost. We closely analyze the mortgage assets portfolio both together with and separately from the entire balance sheet. The portfolio includes mortgage-backed securities; loans under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts; overnight assets or funding for balancing the portfolio; and allocated capital.
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

Market Value and Duration of Equity – Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
Month-End Average

2008 Year-to-Date
% Change Market
Value of Equity	(77.7)%	(30.6)%	(10.1)%	-	(2.1)%	(11.3)%	(37.3)%

Duration of Equity	(208.1)	(66.2)	(34.8)	(6.6)	13.2	25.8	42.0

2007
% Change Market
Value of Equity	(23.9)%	2.6%	4.8%	-	(9.3)%	(20.9)%	(45.4)%

Duration of Equity	(46.3)	(13.3)	3.1	15.1	24.1	31.5	46.3

Month-End

March 31, 2008
% Change Market
Value of Equity	(81.5)%	(30.6)%	(9.8)%	-	(2.0)%	(10.1)%	(32.0)%

Duration of Equity	(259.0)	(69.4)	(34.7)	(5.9)	11.8	22.5	31.3

December 31, 2007
% Change Market
Value of Equity	(49.3)%	(12.0)%	(0.7)%	-	(7.6)%	(20.0)%	(49.9)%

Duration of Equity	(73.0)	(34.6)	(12.5)	8.5	22.6	35.1	59.8
The table shows that, in the first three months of 2008, the market risk exposure of the mortgage asset portfolio had similar trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had substantially greater market risk exposure and volatility than the entire balance sheet.
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

(Dollars in millions)		Monthly Average
	Quarter End	Three Months Ended	Year End
	March 31, 2008	March 31, 2008	2007

Total risk-based capital requirement	$ 665	$ 678	$ 611
Total permanent capital	4,134	4,039	3,877

Excess permanent capital	$ 3,469	$ 3,361	$ 3,266

Risk-based capital as a percent of permanent capital	16%	17%	16%

The risk-based capital requirement has been relatively stable since we implemented it and has never been a binding constraint on our operations. We do not use it to actively manage our market risk exposure.

Use of Derivatives in Risk Management
As with our participation in debt issuances, derivatives transactions help us hedge market risk associated with Advances and mortgage commitments. Derivatives also help us intermediate between the preferences of capital market investors for long-term, fixed-rate debt securities and the preferences of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Consolidated Obligation Bonds and transacting an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances.
The most common ways we use derivatives are to:
▪	preserve a favorable interest rate spread between the yield of an asset and the cost of the supporting Obligation(s), when the characteristics of the asset and liability are not similar;

▪	reduce funding costs by executing a derivative concurrently with the issuance of Bonds;

▪	hedge below-market rates and/or the market risk exposure on Advances (e.g., Putable and Convertible Advances) for which our members have sold to, or purchased from, us options embedded within the Advances;

▪	hedge Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management; and

▪	hedge market risk associated with commitment periods of Mandatory Delivery Contracts in the Mortgage Purchase Program.
Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing earnings volatility, including volatility from the use of derivatives. Accordingly, our strategy is to execute derivatives that we expect both to be highly effective hedges of market risk exposure and to receive fair value hedge accounting treatment under SFAS 133. Therefore, the volatility in the market value of equity and earnings from our use of derivatives and application of SFAS 133 has historically been moderate.
The following table presents for the dates indicated the notional principal amounts of the derivatives used to hedge other financial instruments.

		March 31,	December 31,	March 31,
(In millions)		2008	2007	2007

Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$12,718	$12,507	$25,805
Convertible Advances	Interest rate swap	3,712	3,892	4,449
Putable Advances	Interest rate swap	6,808	5,779	4,905
Advances with purchased caps and/or floors	Interest rate swap	2,400	2,400	10
Regular Fixed-Rate Advances	Interest rate swap	3,515	3,430	365
Mandatory Delivery Contracts	Commitments to sell to-be-announced mortgage-backed securities	100	24	139

Total based on Hedged Item (1)		$29,253	$28,032	$35,673

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
     We transact interest rate swaps to hedge the first five items in the table. There were no material changes in the notional amount of swaps from year-end 2007 to March 31, 2008. The large decrease in swaps hedging fixed-rate Obligations from March 31, 2007 to March 31, 2008 reflected our strategy to decrease our use of these types of swaps and to increase the use of Discount Notes and adjustable-rate Obligations in response to the relative improvements in Discount Note funding costs and our strategy to enhance the diversity in funding sources during the current financial market disruptions. To hedge Mandatory Delivery Contracts, we use a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities.

The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	March 31,	December 31,	March 31,
(In millions)	2008	2007	2007

Shortcut (Fair Value) Treatment
Advances	$7,215	$6,101	$5,270
Consolidated Obligations	4,433	7,942	23,485

Total	11,648	14,043	28,755

Long-haul (Fair Value) Treatment
Advances	9,097	9,302	4,424
Consolidated Obligations	8,235	4,565	2,270

Total	17,332	13,867	6,694

Economic Hedges
Advances	123	98	35
Mandatory Delivery Contracts	157	48	159
To-be-announced mortgage-backed securities hedges	100	24	139
Consolidated Obligations	50	-	50

Total	430	170	383

Total Derivatives	$29,410	$28,080	$35,832

The increase from year-end 2007 to March 31, 2008 in Advance hedges applying shortcut accounting treatment mostly reflected an increase in swapped Putable Advances with non-complex options. The decrease in the amount of Obligation hedges applying shortcut accounting treatment and the increase in those hedges applying long-haul treatment resulted from our decision made in 2007 to account for new Obligation hedges using long-haul treatment.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, to delayed receipt of interest and principal, or to counterparties’ nonpayment of interest due on derivative transactions. As explained below, we believe we have limited exposure to credit risk. Therefore, we have not established a loss reserve for any assets.
Credit Services
We manage credit risk exposure from our lending activity through various forms and degrees of collateralization, credit underwriting, valuation of collateral, physical collateral review, and collateral perfection. The terms and conditions of members’ borrowing relationships are determined by criteria specified in our Credit Policy. We have aggressive processes to identify and manage credit risk, including overcollateralization requirements on member borrowings. We believe we have an immaterial residual amount of exposure to poorly performing subprime and nontraditional mortgages, and we have policies and procedures in place to monitor and mitigate any such known exposure we do have. Because of these factors and the fact that we have never experienced a credit-related loss or delinquency on an Advance, we have not established a loan loss reserve for Credit Services.
Most of our collateral is 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Our overcollateralization rates, referred to as Collateral Maintenance Requirements (CMR), and valuation processes vary by the loan type or security pledged and by our internal risk ratings assigned to each member and to each loan type pledged.
Under normal circumstances, CMRs for pledged 1-4 family loans range from 125 to 175 percent and for multi-family loans range from 125 to 250 percent. These requirements are adjusted upward for higher risk portfolios, as indicated by poor loan performance, and may be further aggressively adjusted for poor credit administration and/or significant subprime or nontraditional mortgage loan exposure as identified during on-site review processes. CMRs for non-residential loan collateral are higher, ranging from 150 percent to 500 percent based on a variety of factors. Along with stringent program eligibility requirements, we believe the higher CMRs for these collateral types effectively mitigate their potential credit risk.
We assign each borrower an internal credit rating, based on a combination of internal credit underwriting analysis and consideration of available credit ratings from independent credit rating organizations. The following table shows the distribution of internal credit ratings we assigned to member and non-member borrowers as of March 31, 2008.
     (Dollars in millions)

	All Members and Borrowing
	Nonmembers			All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	130	$32,939	80	$26,037	$31,637
2	171	7,943	124	4,345	7,352
3	237	23,115	201	10,553	18,827
4	137	21,845	111	14,703	21,436
5	25	11,104	19	8,750	11,062
6	27	6,526	23	4,096	6,515
7	10	146	8	101	140

Total	737	$103,618	566	$68,585	$96,969

The left side shows the borrowing capacity of both members and non-member borrowers (former members with remaining outstanding Advances or Letters of Credit). The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. A modest number of members and borrowing nonmembers (62, or eight percent of the total) and moderate amount of borrowing capacity ($17,773 million, or 17 percent) were related to institutions with credit ratings of 5 or below. For total members and borrowing nonmembers, 73 percent had one of the top three credit ratings and 92 percent had one of the top four credit ratings. These percentages were similar for all borrowers.
There was a noticeable downward trend in overall member credit ratings during the fourth quarter of 2007, which continued in the first quarter of 2008. For example, in the first quarter, a net of 19 institutions, and $10,947 million of borrowing capacity, were moved into one of the three lowest credit rating categories. The average credit rating rose from 2.67 at year-end to 2.83 on March 31, 2008. We have increased our collateral haircuts and taken other actions to mitigate the incremental credit risk.
Mortgage Purchase Program
Although we use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include (in order of priority) primary mortgage insurance and, for conventional loans, the Lender Risk Account (described below) and Supplemental Mortgage Insurance purchased by the PFI from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, primary mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level.
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
The Lender Risk Account is a key feature that helps protect us against credit losses on conventional mortgage loans. It is a performance-based purchase price holdback for the PFI on each conventional loan it sells to the FHLBank; therefore, it provides members an incentive to sell us high quality loans. These funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on any loans in the pool we have purchased. We use a Standard & Poor’s credit assessment model, which the Finance Board has approved, to assign the Lender Risk Account percentage to each PFI and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans the PFIs commit to deliver and the loans actually delivered to us for the likelihood of timely payment of principal and interest. It assigns a credit score based on numerous standard borrower attributes such as the loan-to-value ratio, loan purpose (purchase of home, refinance, or cash-out refinance), quality and quantity of documentation, income and debt expense ratios, credit scores, etc.
On April 8, 2008, S&P lowered the rating of one of our Supplemental Mortgage Insurance providers by one level, from AA- to A. The ratings by Fitch and Moody’s remain unchanged at AA-, with negative watches. Before the downgrade, we had discontinued committing new business with the provider that was downgraded. We believe we have a very small amount of credit exposure to this provider, and we believe that the downgrade will have no effect on the credit worthiness of the Mortgage Purchase Program. We subject every provider to standard credit underwriting analysis and additionally calculate our potential exposure based on historically high industry loss rate factors that we further stress. This process results in an estimated credit exposure from all providers of less than $20 million, which we believe constitutes an acceptable amount of exposure if our entire conventional portfolio went into default and the Supplemental Mortgage Insurance providers were financially unable to pay the resulting claims. Because we have had less than 50 claims in the Mortgage Purchase Program since its inception in 2000, all of which were funded from the Lender Risk Account, we believe that it is unlikely that claims would rise to a significant level.
The following table presents changes in the Lender Risk Account in the first three months of 2008. The amount of loss claims was approximately zero.

Three Months Ended
(In millions)	March 31, 2008
Lender Risk Account at December 31, 2007	$50
Additions	1
Claims	-
Scheduled distributions	(1)

Lender Risk Account at March 31, 2008	$50

Two other indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO). Our policy stipulates that we will not purchase conventional loans with a FICO score of less than 620. In addition, for a loan with a cash-out refinancing (in which the mortgagee receives a portion of the property’s equity as cash at the closing of the loan), we require higher FICO scores if the loan-to-value ratio is above certain thresholds. The mortgage industry generally considers a FICO score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. Conventional loans with FICO scores under 660 totaled $318 million, or four percent of the total conventional portfolio.
On March 31, 2008, the weighted average loan-to-value ratio was 70 percent and the weighted-average FICO score was 751, which have been relatively steady in the last three years. The data on loan-to-value ratios are calculated at loan origination dates. We believe they are another indication that the Mortgage Purchase Program has a strong credit quality. Based on the available data, we believe we have very little exposure to loans in our Mortgage Purchase Program that are considered to have characteristics of “subprime” or “alternative” loans.
Another indication of credit quality is data on actual delinquencies. On March 31, 2008, the Program had $16 million (0.2 percent) of conventional principal and $43 million (3.3 percent) of FHA principal that were 90 days or more delinquent and not in foreclosure. These rates were below the national average delinquency rates of 1.0 percent for conventional fixed-rate principal and 5.2 percent for FHA fixed-rate principal, measured by the most recent Mortgage Bankers Association National

Delinquency Survey. We had no loans on nonaccrual status. Because of the credit enhancements on conventional loans and the government guarantee on FHA loans, we believe we have little, if any, credit loss exposure to loans on delinquent status.
Investments
Most money market investments are unsecured and therefore present credit risk exposure. Our Financial Management Policy permits us to invest in only highly rated counterparties. It also specifies constrained limits on the amount of unsecured credit exposure we are permitted to extend to individual and affiliated counterparties. Each counterparty’s limit is based on its long-term counterparty credit ratings from nationally recognized statistical rating organizations (NRSRO) and on percentages, which vary by credit rating category, of the lesser of our total capital or the counterparty’s Tier 1 capital.
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

(In millions)	March 31, 2008	December 31, 2007

Aaa/AAA	$-	$-
Aa/AA	7,345	9,316
A	4,360	2,885
Baa/BBB	50	-

Total	$11,755	$12,201

Our Financial Management Policy also establishes guidelines for our investment in mortgage-backed securities. Substantially all of these are GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by Ginnie Mae. We have never held any asset-backed securities. On March 31, 2008, we held six private-label mortgage-backed securities totaling a principal balance of $343 million. Although these securities can have more credit risk than GSE and agency mortgage-backed securities, each of ours has a triple-A rating, carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating, and consist of residential fixed-rate mortgage loans originated prior to 2004.
Based on our analysis of available data, including, among other things, the collateral characteristics and current information on collateral performance, we believe we have a de minimis amount of exposure to loans that could be considered “subprime” and/or to loans that could be considered “alternative.” We have policies in place to monitor and mitigate any such exposure and to limit the percentage of private-label mortgage-backed securities we can own that may have characteristics of these types of loans.
As indicated in Note 3 of the Notes to Unaudited Financial Statements, as of March 31, 2008, our held-to-maturity securities portfolio had a net unrealized gain totaling $102 million, which included securities having gross unrealized losses totaling $30 million. On December 31, 2007, the portfolio had a net unrealized loss totaling $37 million, which included securities having gross unrealized losses totaling $101 million. The movement from a net unrealized loss to a net unrealized gain was due to the lower intermediate- and long-term interest rates on March 31 compared to December 31, which normally increase the market value of securities.

We believe the continuing financial market disruptions had an immaterial impact on the estimated fair values of our investment securities, because almost all of these securities were comprised of prime-rated loans. We have determined that all of the gross unrealized losses were temporary, a consequence of movements in interest rates, and not an indication of deterioration of the creditworthiness of the issuers or of the underlying collateral. We believe it is probable we will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, we have the intent, as well as sufficient liquidity, to hold the securities to their final payments, which should result in full recovery of any unrealized losses.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments or defaults. This could result in us having to replace the derivative transaction with that from another counterparty on less favorable terms. Our amount of credit risk exposure to a counterparty equals the positive net market value of all derivatives outstanding with the counterparty. Each counterparty’s unsecured limit is based on similar criteria as for money market investments. Each counterparty is required to deliver to us high quality collateral in an amount equal to our net market value exposure to the counterparty that exceeds contractual threshold limits. The residual amount of credit risk exposure is the cost of replacing the derivatives if the counterparty defaults on payments due, net of the value of collateral we hold.
The table below presents as of March 31, 2008 our gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.
(Dollars in millions)

			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure
Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	13	21,282	63	(19)	44
A	2	7,295	-	-	-
Baa/BBB	1	576	-	-	-

Total	16	$29,153	$63	$(19)	$44

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
We had $63 million of gross credit exposure, all to double-A rated counterparties. After collateral, we had net unsecured credit exposure of $44 million. The only counterparty with a long-term credit rating lower than A- was Bear Stearns, whose rating is still investment grade. Because of the terms of our swap contracts, the collateralization process and the overall strong credit quality of our derivative counterparties, we continue to not expect any credit losses from our derivative transactions.
Liquidity Risk and Contractual Obligations
Liquidity Information
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost efficient manner. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the first three months of 2008, our share of participations in debt issuance was $199.0 billion of Discount Notes and $16.3 billion of Consolidated Bonds.

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
Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In the first three months of 2008, as in 2007, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to access capital markets to issue Consolidated Obligations.
Based on the measure of contingency liquidity, as well as other standard liquidity measures, and based on our demonstrated ability to access the capital markets for debt issuance, we believe we had ample liquidity reserves on each day in the first three months of 2008. We actively monitor all of our liquidity measures. In the credit and mortgage markets’ continuing liquidity crisis, the FHLBank System continued to have uninterrupted access to liquidity via debt issuances. The System’s triple-A debt ratings were, and continue to be, instrumental in ensuring the availability of this liquidity source.
Contingency Liquidity Requirement
To meet the contingency liquidity requirement, we must hold sources of liquidity to meet obligations in the event our access to the capital markets is impeded for seven business days. Sources of liquidity for the contingency liquidity requirement include, among others, cash, overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available-for-sale negotiable securities, and 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities. The requirement has increased because of our greater use of short-term Discount Notes funding and smaller use of swapped Consolidated Bond funding (see the “Consolidated Obligations” section of “Analysis of Financial Condition”).
The following table presents the components of the contingency liquidity requirement on the dates indicated.

(In millions)	March 31,	December 31,
	2008	2007

Total Contingency Liquidity Reserves	$31,562	$ 29,274
Total Requirement	(25,293)	(19,661)

Excess Contingency Liquidity Available	$6,269	$ 9,613

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

(In millions)	March 31,	December 31,
	2008	2007

Total Eligible Deposit Reserves	$67,010	$ 58,217
Total Member Deposits	(1,682)	(1,046)

Excess Deposit Reserves	$65,328	$ 57,171

Investment Liquidity Requirement
We are also required to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement on the dates indicated.

(In millions)	March 31,	December 31,
	2008	2007

Total Eligible Investments	$20,381	$ 12,545
Total Reserve Requirement	(6,665)	(6,630)

Excess Daily Liquidity Reserves	$13,716	$ 5,915

The amount of excess liquidity reserves was substantially higher on March 31, 2008 than at year-end 2007 because in March 2008 our Board approved a change in the eligible investments to satisfy this liquidity requirement. We are now permitted to consider certain held-to-maturity securities that are generally accepted as collateral in the repurchase agreement market to be available to satisfy the reserve requirement.
Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of March 31, 2008. The allocation according to their expiration terms or payment due dates was not materially different from that of year-end 2007. We believe that we will continue to have sufficient liquidity, including most importantly access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis, as we have had in the past. However, we cannot provide any assurance as to the effect of the financial market disruptions, or other potential risk events including issues with other GSEs, on the debt market for Consolidated Obligations or the prices that may have to be paid to replace maturing Obligations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$19,523	$13,746	$6,528	$8,035	$47,832
Mandatorily redeemable capital stock	-	22	97	-	119
Other long-term obligations (term deposits) – par	76	-	-	-	76
Pension and other postretirement benefit obligations	1	3	3	12	19
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	2	1	6

Total Contractual Obligations before off-balance sheet items	19,601	13,773	6,630	8,048	48,052

Off-balance sheet items (1)
Commitments to fund additional Advances	15	-	-	-	15
Standby Letters of Credit	7,434	66	31	80	7,611
Standby bond purchase agreements	33	179	-	-	212
Commitments to fund mortgage loans	157	-	-	-	157
Consolidated Obligations traded, not yet settled	1	50	385	675	1,111
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments	-	-	-	-	-

Total off-balance sheet items	7,640	295	416	755	9,106

Total Contractual Obligations and off-balance sheet items	$27,241	$14,068	$7,046	$8,803	$57,158

(1)	Represents notional amount of related off-balance sheet obligations.

Operational Risk
Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. We believe there were no material developments regarding our exposure to operational risk in the first three months of 2008.
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
Our critical accounting policies and estimates are described in detail in the 2007 annual report on Form 10-K. Below is an update of our fair value estimates as a result of the adoption of SFAS No. 157, Fair Value Measurements (SFAS 157), on January 1, 2008. There have been no material changes during the period reported to our other policies and estimates described in the 2007 annual report on Form 10-K.
Fair Values
Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions, which may be reflected in the Statements of Condition or related Notes to the Unaudited Financial Statements at fair value. We carry investments classified as available-for-sale and trading, and all derivatives, on the Statements of Condition at fair value.
SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statements of Condition. SFAS 157 defines “fair value” as the price – the “exit price” – that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.
FHLBank management bases fair values on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either discounted cash flows, using market estimates of interest rates and volatility, or indicative prices from dealers on the instruments or similar instruments.
Pricing models and their underlying assumptions are based on management’s best estimates and judgments with respect to modeling processes, discount rates, mortgage prepayment speeds and patterns, market volatility and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.
We categorize our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2008, we did not carry any financial instruments at fair value on the Statements of Condition which were valued using significant unobservable inputs.
For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 13 of the Notes to Unaudited Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4(T).	Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2008, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of March 31, 2008, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of March 31, 2008, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the first quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1A.	Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $29.7 million of such credit support during the three months ended March 31, 2008. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of May 2008.
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