Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Cincinnati
filed 2008-08-13
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes [X] No [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ] No [X]
As of July 31, 2008, the registrant had 38,650,964 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.   Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$866	$52,606
Interest-bearing deposits	5,000,098	2,065,098
Securities purchased under agreements to resell	300,000	300,000
Federal funds sold	10,494,000	10,136,000
Trading securities	3,218	3,587
Held-to-maturity securities includes $0 and $0 pledged as collateral at June 30, 2008 and December 31, 2007, respectively, that may be repledged (a)	12,748,222	12,173,492
Advances	57,519,522	53,309,664
Mortgage loans held for portfolio, net	8,641,405	8,927,950
Accrued interest receivable	240,916	305,192
Premises, software, and equipment	9,240	8,763
Derivative assets	32,374	28,182
Other assets	26,838	24,928

TOTAL ASSETS	$95,016,699	$87,335,462

LIABILITIES
Deposits:
Interest bearing	$1,308,176	$1,045,860
Non-interest bearing	857	365

Total deposits	1,309,033	1,046,225

Consolidated Obligations, net:
Discount Notes	41,448,383	35,437,545
Bonds	47,242,042	46,178,651

Total Consolidated Obligations, net	88,690,425	81,616,196

Mandatorily redeemable capital stock	129,096	117,624
Accrued interest payable	385,597	430,827
Affordable Housing Program	103,835	103,374
Payable to REFCORP	16,189	16,539
Derivative liabilities	154,042	161,806
Other liabilities	85,766	88,285

Total liabilities	90,873,983	83,580,876

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value); 38,435 and 34,734 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3,843,466	3,473,361
Retained earnings	304,103	286,428
Accumulated other comprehensive income:
Pension and postretirement plans	(4,853)	(5,203)

Total capital	4,142,716	3,754,586

TOTAL LIABILITIES AND CAPITAL	$95,016,699	$87,335,462

(a)	Fair values: $12,666,335 and $12,136,302 at June 30, 2008 and December 31, 2007, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

INTEREST INCOME:
Advances	$437,849	$616,324	$1,012,885	$1,211,735
Prepayment fees on Advances, net	484	2,114	714	2,329
Interest-bearing deposits	10,211	98,259	36,588	181,653
Securities purchased under agreements to resell	3,721	4,135	11,399	15,316
Federal funds sold	49,876	82,270	103,081	181,038
Trading securities	44	62	95	123
Available-for-sale securities	-	15,105	-	26,404
Held-to-maturity securities	146,133	143,226	291,797	286,178
Mortgage loans held for portfolio	116,231	116,858	232,778	228,439
Loans to other FHLBanks	76	59	237	59

Total interest income	764,625	1,078,412	1,689,574	2,133,274

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	228,918	270,513	545,319	579,286
Consolidated Obligations – Bonds	428,172	686,311	945,768	1,318,976
Deposits	7,779	13,995	17,710	26,778
Borrowings from other FHLBanks	-	-	-	-
Mandatorily redeemable capital stock	3,320	507	4,855	2,075
Other borrowings	3	-	24	-

Total interest expense	668,192	971,326	1,513,676	1,927,115

NET INTEREST INCOME	96,433	107,086	175,898	206,159

OTHER INCOME:
Service fees	294	320	625	635
Net loss on trading securities	(45)	(14)	(13)	(5)
Net gain (loss) on derivatives and hedging activities	2,003	(260)	(502)	(1,511)
Other, net	1,499	1,012	2,959	1,883

Total other income	3,751	1,058	3,069	1,002

OTHER EXPENSE:
Compensation and benefits	6,097	6,303	12,696	12,761
Other operating	3,196	3,096	6,402	6,250
Finance Board	779	740	1,558	1,480
Office of Finance	635	559	1,315	1,456
Other	968	1,410	1,249	1,841

Total other expense	11,675	12,108	23,220	23,788

INCOME BEFORE ASSESSMENTS	88,509	96,036	155,747	183,373

Affordable Housing Program	7,564	7,891	13,209	15,181
REFCORP	16,189	17,629	28,508	33,638

Total assessments	23,753	25,520	41,717	48,819

NET INCOME	$64,756	$70,516	$114,030	$134,554

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Six Months Ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2006	36,576	$3,657,645	$255,529	$(6,325)	$3,906,849
Proceeds from sale of capital stock	458	45,753			45,753
Net reclassified to mandatorily redeemable capital stock	(111)	(11,116)			(11,116)

Comprehensive income:
Net income			134,554		134,554
Other comprehensive income:
Net unrealized loss on available-for-sale securities				305	305

Total other comprehensive income				305	305

Total comprehensive income					134,859

Dividends on capital stock:
Cash			(117,131)		(117,131)

BALANCE, JUNE 30, 2007	36,923	$3,692,282	$272,952	$(6,020)	$3,959,214

BALANCE, DECEMBER 31, 2007	34,734	$3,473,361	$286,428	$(5,203)	$3,754,586
Proceeds from sale of capital stock	2,821	282,153			282,153
Net reclassified to mandatorily redeemable capital stock	(82)	(8,222)			(8,222)

Comprehensive income:
Net income			114,030		114,030
Other comprehensive income:
Pension and postretirement benefits				350	350

Total other comprehensive income				350	350

Total comprehensive income					114,380

Dividends on capital stock:
Cash			(71)		(71)
Stock	962	96,174	(96,284)		(110)

BALANCE, JUNE 30, 2008	38,435	$3,843,466	$304,103	$(4,853)	$4,142,716

*Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:

Net income	$114,030	$134,554

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	(16,134)	49
Change in net fair value adjustment on derivative and hedging activities	32,853	(18,881)
Net fair value adjustment on trading securities	13	5
Other adjustments	3,155	-

Net change in:
Accrued interest receivable	64,566	(19,513)
Other assets	1,570	(2,697)
Accrued interest payable	(45,264)	24,251
Other liabilities	148	9,648

Total adjustments	40,907	(7,138)

Net cash provided by operating activities	154,937	127,416

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	(2,988,232)	(349,635)
Securities purchased under agreements to resell	-	1,050,000
Federal funds sold	(358,000)	3,042,200
Premises, software and equipment	(1,690)	(1,196)

Trading securities:
Proceeds	356	532

Available-for-sale securities:
Proceeds	-	37,181,000
Purchases	-	(36,756,328)

Held-to-maturity securities:
Net decrease (increase) in short-term	478	(312)
Proceeds from long-term	1,158,708	1,088,060
Purchases of long-term	(1,731,732)	(1,476,605)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Advances:
Proceeds	$1,016,390,159	$994,651,624
Made	(1,020,591,273)	(1,000,085,909)

Mortgage loans held for portfolio:
Proceeds	842,288	538,550
Purchases	(565,401)	(893,920)

Net cash used in investing activities	(7,844,339)	(2,011,939)

FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	266,308	215,219

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	462,842,908	290,659,639
Bonds	24,269,123	22,046,684
Bonds transferred from other FHLBanks	157,452	-

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(456,800,064)	(292,800,515)
Bonds	(23,380,146)	(18,042,994)

Proceeds from issuance of capital stock	282,153	45,753
Payments for redemption of mandatorily redeemable capital stock	(1)	(115,851)
Cash dividends paid	(71)	(117,131)

Net cash provided by financing activities	7,637,662	1,890,804

Net (decrease) increase in cash and cash equivalents	(51,740)	6,281
Cash and cash equivalents at beginning of the period	52,606	4,022

Cash and cash equivalents at end of the period	$866	$10,303

Supplemental Disclosures:

Interest paid	$1,579,877	$1,894,516

AHP payments, net	$12,748	$11,129

REFCORP assessments paid	$28,858	$33,214

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1— Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2008 are not necessarily indicative of operating results for the remainder of the year.
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
SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). In May 2008, the FASB issued SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The FHLBank does not expect that the adoption of SFAS 162 will have an effect on its results of operations or financial condition.

Note 3—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$25,246	$8	$-	$25,254
State or local housing agency obligations	15,395	-	(660)	14,735

Mortgage-backed securities:
Other U.S. obligations **	12,037	-	(29)	12,008
Government-sponsored enterprises *	12,368,892	47,187	(109,260)	12,306,819
Other ***	326,652	-	(19,133)	307,519

Total mortgage-backed securities	12,707,581	47,187	(128,422)	12,626,346

Total	$12,748,222	$47,195	$(129,082)	$12,666,335

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$25,724	$13	$-	$25,737
State or local housing agency obligations	17,570	193	-	17,763

Mortgage-backed securities:
Other U.S. obligations **	16,398	-	(146)	16,252
Government-sponsored enterprises *	11,758,561	63,268	(88,266)	11,733,563
Other ***	355,239	-	(12,252)	342,987

Total mortgage-backed securities	12,130,198	63,268	(100,664)	12,092,802

Total	$12,173,492	$63,474	$(100,664)	$12,136,302

*	Consists of securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. Government.

**	Consists of Government National Mortgage Association (Ginnie Mae) securities.

***	Consists of private-label mortgage-backed securities.
The FHLBank reviewed its held-to-maturity investments at June 30, 2008 and has determined that all gross unrealized losses are temporary, based on the creditworthiness of the issuers (including rating agency actions) as well as the underlying collateral, if applicable. The FHLBank also takes into consideration the type of security, the length of time and extent that fair value has been less than amortized cost and certain other collateral-related characteristics such as Fair Isaac and Company (FICO) scores, loan-to-value ratios, delinquency and foreclosure rates, and geographic concentrations, as applicable by security. The FHLBank believes it is probable that it will be able to collect all amounts due according to the contractual terms of the individual securities. Additionally, because the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses, it does not consider the investments to be other-than-temporarily impaired at June 30, 2008.

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2008 and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	June 30, 2008
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$14,735	$(660)	$-	$-	$14,735	$(660)
Mortgage-backed securities:
Other U.S. Obligations **	12,008	(29)	-	-	12,008	(29)
Government-sponsored enterprises *	6,047,200	(75,305)	1,153,853	(33,955)	7,201,053	(109,260)
Other ***	-	-	307,519	(19,133)	307,519	(19,133)

Total temporarily impaired	$6,073,943	$(75,994)	$1,461,372	$(53,088)	$7,535,315	$(129,082)

	December 31, 2007
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Other U.S. obligations **	$-	$-	$16,252	$(146)	$16,252	$(146)
Government-sponsored enterprises *	9,596	(35)	6,233,729	(88,231)	6,243,325	(88,266)
Other ***	-	-	342,987	(12,252)	342,987	(12,252)

Total temporarily impaired	$9,596	$(35)	$6,592,968	$(100,629)	$6,602,564	$(100,664)

*	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. Government.

**	Consists of Ginnie Mae securities.

***	Consists of private-label mortgage-backed securities.
The amortized costs of the FHLBank’s mortgage-backed securities classified as held-to-maturity include net discounts (in thousands) of $38,017 and $22,845 at June 30, 2008 and December 31, 2007.

Note 4—Advances
Redemption Terms. At June 30, 2008 and December 31, 2007, the FHLBank had Advances outstanding at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances (see Note 9).

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$318	2.70%	$158	4.49%

Due in 1 year or less	16,086,461	2.70	14,868,467	4.32
Due after 1 year through 2 years	12,182,854	3.49	11,972,324	5.07
Due after 2 year through 3 years	6,649,571	3.46	5,012,499	5.09
Due after 3 year through 4 years	4,969,280	3.00	4,929,897	5.06
Due after 4 year through 5 years	7,788,113	3.67	7,398,716	4.76
Thereafter	9,478,787	3.45	8,770,738	4.79

Total par value	57,155,384	3.24	52,952,799	4.77

Commitment fees	(1,292)		(1,417)
Discount on AHP Advances	(34,232)		(33,743)
Discount	(2,313)		(1,156)
SFAS 133 hedging adjustments	401,975		393,181

Total	$57,519,522		$53,309,664

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2008 and December 31, 2007, the FHLBank had callable Advances (in thousands) of $24,131,960 and $20,879,684.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2008	December 31, 2007

Overdrawn demand deposit accounts	$318	$158

Due in 1 year or less	34,323,583	31,859,139
Due after 1 year through 2 years	8,395,979	7,903,845
Due after 2 year through 3 years	2,770,122	2,262,603
Due after 3 year through 4 years	2,190,280	1,392,397
Due after 4 year through 5 years	4,506,113	5,503,716
Thereafter	4,968,989	4,030,941

Total par value	$57,155,384	$52,952,799

The FHLBank also offers Putable Advances. With a Putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase. At June 30, 2008 and December 31, 2007, the FHLBank had Putable Advances outstanding totaling (in thousands) $6,865,850 and $5,779,450.
Through December 2005, the FHLBank offered Convertible Advances. At June 30, 2008 and December 31, 2007, the FHLBank had Convertible Advances outstanding totaling (in thousands) $3,590,700 and $3,891,700.

The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for Putable/Convertible Advances (in thousands):

Year of Contractual Maturity or Next Put/Convert Date	June 30, 2008	December 31, 2007

Overdrawn demand deposit accounts	$318	$158

Due in 1 year or less	24,909,811	23,364,817
Due after 1 year through 2 years	12,166,554	11,849,924
Due after 2 year through 3 years	5,778,171	4,027,499
Due after 3 year through 4 years	4,545,280	4,208,897
Due after 4 year through 5 years	4,110,613	3,693,216
Thereafter	5,644,637	5,808,288

Total par value	$57,155,384	$52,952,799

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
The following table shows Advance balances at the dates indicated to members holding 5 percent or more of total Advances and includes any known affiliates of these members that are members of the FHLBank (dollars in millions):

June 30, 2008			December 31, 2007
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$16,856	30%	U.S. Bank, N.A.	$16,856	32%
National City Bank	6,435	11	Fifth Third Bank	5,539	10
Fifth Third Bank	5,789	10	National City Bank	4,696	9
The Huntington National Bank	3,060	6	The Huntington National Bank	3,085	6
First Tennessee Bank, N.A.	3,041	5

			Total	$30,176	57%
Total	$35,181	62%

Interest Rate Payment Terms. The following table details additional interest-rate payment terms for Advances at the dates indicated (in thousands):

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Par amount of Advances:
Fixed-rate	$25,610,106	45%	$24,912,958	47%
Variable-rate	31,545,278	55	28,039,841	53

Total	$57,155,384	100%	$52,952,799	100%

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $597 and $6,613 for the three months ended June 30, 2008 and 2007, respectively, and $2,245 and $7,279 for the six months ended June 30, 2008 and 2007, respectively.

Note 5—Mortgage Loans Held for Portfolio
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	June 30, 2008	December 31, 2007

Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,259,625	$1,238,775
Fixed rate long-term single-family mortgages	7,318,456	7,622,777

Subtotal fixed rate single-family mortgages	8,578,081	8,861,552

Premiums	87,915	88,867
Discounts	(13,062)	(13,905)
SFAS 133 basis adjustments	(11,529)	(8,564)

Total	$8,641,405	$8,927,950

(1) Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	June 30, 2008	December 31, 2007

Government-guaranteed/insured loans	$1,278,003	$1,336,598
Conventional loans	7,300,078	7,524,954

Total par value	$8,578,081	$8,861,552

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
The following table presents changes in the Lender Risk Account for the six months ended June 30, 2008 (in thousands):

Lender Risk Account at December 31, 2007	$49,853
Additions	2,128
Claims	(266)
Scheduled distributions	(1,793)

Lender Risk Account at June 30, 2008	$49,922

The FHLBank had no nonaccrual loans at June 30, 2008 and December 31, 2007.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At June 30, 2008 and December 31, 2007, the FHLBank had no mortgage loans that were considered impaired.
The following table shows unpaid principal balances at the dates indicated to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2008		December 31, 2007
	Principal	% of Total	Principal	% of Total

National City Bank	$4,953	58%	$5,378	61%
Union Savings Bank	2,055	24	1,992	22
Guardian Savings Bank FSB	553	6	518	6

Total	$7,561	88%	$7,888	89%

Note 6—Derivatives and Hedging Activities
The following table provides outstanding notional balances and estimated fair values, excluding accrued interest, by category of derivatives outstanding at the dates indicated (in thousands):

	June 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest-rate Swaps:
Fair value	$29,447,500	$(389,518)	$27,909,830	$(382,694)
Economic (1)	98,050	(476)	98,050	98
Forward rate Agreements:
Economic	10,000	(48)	24,000	(66)
Mortgage Delivery Commitments:
Economic	56,116	(152)	48,432	171

Total	$29,611,666	$(390,194)	$28,080,312	$(382,491)

Total derivatives excluding accrued interest		$(390,194)		$(382,491)
Accrued interest		38,447		68,264
Net cash collateral (2)		230,079		180,603

Net derivative balances		$(121,668)		$(133,624)

Net derivative asset balances		$32,374		$28,182
Net derivative liability balances		(154,042)		(161,806)

Net derivative balances		$(121,668)		$(133,624)

(1)	At June 30, 2008 and December 31, 2007, the FHLBank had eight interest rate swaps that economically hedged Advances and were not accounted for under hedge accounting.

(2)	December 31, 2007 amount reflects the FHLBank’s retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.
Note 7—Deposits
The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	June 30, 2008	December 31, 2007

Interest bearing:
Demand and overnight	$1,207,940	$910,493
Term	83,450	117,325
Other (1)	16,786	18,042

Total interest bearing	1,308,176	1,045,860

Non-interest bearing:
Other	857	365

Total non-interest bearing	857	365

Total deposits	$1,309,033	$1,046,225

(1)	December 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

Note 8—Consolidated Obligations
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$16,380,000	3.02%	$19,723,019	4.55%
Due after 1 year through 2 years	9,486,000	3.40	7,418,000	4.55
Due after 2 years through 3 years	5,219,750	4.05	4,511,000	4.51
Due after 3 years through 4 years	3,860,831	4.51	3,149,750	4.84
Due after 4 years through 5 years	4,018,374	4.44	3,642,399	4.94
Thereafter	8,253,854	5.08	7,719,725	5.04

Total par value	47,218,809	3.81	46,163,893	4.68

Premiums	38,928		33,175
Discounts	(38,860)		(41,474)
Deferred net loss on terminated hedges	-		3
SFAS 133 hedging adjustments	23,165		23,054

Total	$47,242,042		$46,178,651

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	June 30, 2008	December 31, 2007

Par amount of Consolidated Bonds:
Non-callable	$34,738,809	$30,492,604
Callable	12,480,000	15,671,289

Total par value	$47,218,809	$46,163,893

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	June 30, 2008	December 31, 2007

Due in 1 year or less	$27,895,000	$30,741,019
Due after 1 year through 2 years	8,991,000	5,218,000
Due after 2 years through 3 years	3,274,750	3,181,000
Due after 3 years through 4 years	1,840,831	1,526,750
Due after 4 years through 5 years	2,313,374	2,117,399
Thereafter	2,903,854	3,379,725

Total par value	$47,218,809	$46,163,893

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

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

June 30, 2008	$41,448,383	$41,514,555	2.20%

December 31, 2007	$35,437,545	$35,576,770	4.20%

     (1)    Represents an implied rate.
Note 9—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the six months ended June 30, 2008 (in thousands):

Balance at December 31, 2007	$103,374
Expense	13,209
Subsidy uses, net	(12,748)

Balance at June 30, 2008	$103,835

Note 10—Capital
The following table demonstrates the FHLBank’s compliance with the Federal Housing Finance Board’s (Finance Board) capital requirements at the dates indicated (dollars in thousands):

	June 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$585,235	$4,276,665	$610,800	$3,877,413
Capital-to-assets ratio	4.00%	4.50%	4.00%	4.44%
Regulatory capital	$3,800,668	$4,276,665	$3,493,418	$3,877,413
Leverage capital-to-assets ratio	5.00%	6.75%	5.00%	6.66%
Leverage capital	$4,750,835	$6,414,998	$4,366,773	$5,816,120
As of June 30, 2008 and December 31, 2007, the FHLBank had (in thousands) $129,096 and $117,624 in capital stock classified as mandatorily redeemable capital stock on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	June 30, 2008		December 31, 2007
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals	16	$ 129,096	16	$ 117,624

The following table provides the dollar amounts for activities recorded in mandatorily redeemable capital stock for the noted period as follows (in thousands):

Balance, December 31, 2007	$117,624
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	8,222
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(1)
Stock dividend classified as mandatorily redeemable	3,251

Balance, June 30, 2008	$129,096

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	June 30, 2008	December 31, 2007
Due in 1 year or less	$330	$311
Due after 1 year through 2 years	13,932	44
Due after 2 years through 3 years	10,976	18,296
Due after 3 years through 4 years	2,367	8,658
Due after 4 years through 5 years	101,491	90,315
Thereafter	—	—

Total par value	$129,096	$117,624

Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes any known affiliates that are members of the FHLBank (dollars in millions):

June 30, 2008			December 31, 2007
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$830	21%	U.S. Bank, N.A.	$675	19%
Fifth Third Bank	382	10	Fifth Third Bank	372	10
National City Bank	359	9	National City Bank	327	9
The Huntington National Bank	237	6	The Huntington National Bank	231	7
AmTrust Bank	220	5	AmTrust Bank	214	6

Total	$2,028	51%	Total	$1,819	51%

Note 11—Comprehensive Income
The following table shows the FHLBank’s comprehensive income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$64,756	$70,516	$114,030	$134,554

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	-	(8)	-	305
Pension and postretirement benefits	175	-	350	-

Total other comprehensive income	175	(8)	350	305

Total comprehensive income	$64,931	$70,508	$114,380	$134,859

Note 12—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $805,000 and $770,000 in the three months ended June 30, 2008 and 2007, respectively, and $1,611,000 and $1,539,000 in the six months ended June 30, 2008 and 2007, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $147,000 and $135,000 to this Plan in the three months ended June 30, 2008 and 2007, respectively, and $395,000 and $356,000 in the six months ended June 30, 2008 and 2007, respectively.
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
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above as well as the related earnings. The FHLBank’s net contributions were $(10,000) and $191,000 in the three months ended June 30, 2008 and 2007, respectively, and $(196,000) and $275,000 in the six months ended June 30, 2008 and 2007, respectively.

Components of the net periodic benefit cost for the defined benefit feature of the BEP and postretirement benefits plan for the three and six months ended June 30 were (in thousands):

	Three Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2008	2007	2008	2007
Net Periodic Benefit Cost
Service cost	$83	$78	$13	$12
Interest cost	244	217	44	48
Amortization of unrecognized net loss	175	188	-	-

Net periodic benefit cost	$502	$483	$57	$60

	Six Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2008	2007	2008	2007
Net Periodic Benefit Cost
Service cost	$166	$157	$25	$25
Interest cost	489	435	90	95
Amortization of unrecognized net loss	350	375	-	-

Net periodic benefit cost	$1,005	$967	$115	$120

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
The following table sets forth the FHLBank’s financial performance by operating segment for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2008
Net interest income	$73,931	$22,502	$96,433
Other income (loss)	4,599	(848)	3,751
Other expenses	9,960	1,715	11,675

Income before assessments	68,570	19,939	88,509

Affordable Housing Program	5,936	1,628	7,564
REFCORP	12,527	3,662	16,189

Total assessments	18,463	5,290	23,753

Net income	$50,107	$14,649	$64,756

Average assets	$85,934,903	$8,767,344	$94,702,247

Total assets	$86,335,378	$8,681,321	$95,016,699

2007
Net interest income	$81,249	$25,837	$107,086
Other income (loss)	1,135	(77)	1,058
Other expenses	10,108	2,000	12,108

Income before assessments	72,276	23,760	96,036

Affordable Housing Program	5,951	1,940	7,891
REFCORP	13,265	4,364	17,629

Total assessments	19,216	6,304	25,520

Net income	$53,060	$17,456	$70,516

Average assets	$72,670,902	$10,131,992	$82,802,894

Total assets (1)	$72,825,031	$10,214,505	$83,039,536

(1)    June 30, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

	Six Months Ended June 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2008
Net interest income	$130,113	$45,785	$175,898
Other income (loss)	4,571	(1,502)	3,069
Other expenses	19,677	3,543	23,220

Income before assessments	115,007	40,740	155,747

Affordable Housing Program	9,883	3,326	13,209
REFCORP	21,025	7,483	28,508

Total assessments	30,908	10,809	41,717

Net income	$84,099	$29,931	$114,030

Average assets	$83,696,395	$8,846,245	$92,542,640

Total assets	$86,335,378	$8,681,321	$95,016,699

2007
Net interest income	$157,465	$48,694	$206,159
Other income	527	475	1,002
Other expenses	19,549	4,239	23,788

Income before assessments	138,443	44,930	183,373

Affordable Housing Program	11,513	3,668	15,181
REFCORP	25,386	8,252	33,638

Total assessments	36,899	11,920	48,819

Net income	$101,544	$33,010	$134,554

Average assets	$72,448,612	$10,063,085	$82,511,697

Total assets (1)	$72,825,031	$10,214,505	$83,039,536

(1)	June 30, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

Note 14—Fair Value Disclosures
The FHLBank adopted SFAS No. 157, Fair Value Measurements (SFAS 157), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159), on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value to any new circumstances. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.
The FHLBank records derivatives, trading securities and available-for-sale securities at fair value on the Statements of Condition. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (an exit price). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In order to determine the fair value or the exit price, entities must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the reporting entity to define the inputs for fair value. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, each reporting entity is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market. The adoption of SFAS 157 did not have an impact on the FHLBank’s retained earnings balance at January 1, 2008.
SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The FHLBank did not elect to record any financial assets or financial liabilities at fair value as a result of adopting SFAS 159 and has not elected the fair value option during the six months ended June 30, 2008.
SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. Outlined below is the application of the fair value hierarchy established by SFAS 157 to the FHLBank’s financial assets and financial liabilities that are carried at fair value at June 30, 2008.
Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and for which inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The FHLBank’s derivative instruments and trading securities are considered Level 2 instruments based on the inputs utilized to derive fair value.
Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities carried at fair value at June 30, 2008 and December 31, 2007 on the Statements of Condition were as follows:
Trading Securities: The FHLBank’s trading portfolio consists of mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each mortgage-backed security is typically determined using independent indicative, quoted, and/or trading prices of similar instruments, matrix pricing, or a discounted cash flow methodology, as appropriate.
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.
Derivatives: The FHLBank’s derivative assets/liabilities consist of interest-rate exchange agreements, to-be-announced mortgage-backed securities and mortgage delivery commitments. The FHLBank’s interest-rate exchange agreements are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest-rate exchange agreement using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). These models reflect the contractual terms of the interest-rate exchange agreements, including the period to maturity, and estimate fair value based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, on market-based expectations of future interest rate volatility implied from current market prices for similar options. The estimated fair value uses the standard valuation technique of discounted cash flow analysis. The FHLBank performs several validation steps to verify the reasonableness of the fair value output generated by the primary market value model. In addition to an annual model validation, the FHLBank prepares a monthly reconciliation of the model’s fair values to estimates of fair values provided by the derivative counterparties and to another third party model. The FHLBank believes these processes provide a reasonable basis for it to place continued reliance on the derivative fair values generated by the primary model.
Counterparty credit quality is considered in the valuation based on the collateral processes in place for interest-rate exchange agreements, which minimize any unsecured credit risk exposure for these instruments. The fair value of to-be-announced mortgage-backed securities is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/MBS market or TBA/Ginnie Mae market and adjusts them to reflect the contractual terms of the mortgage delivery commitments, such as seasoning and excess servicing. The adjustments to the market prices are market observable, or can be corroborated with observable market data.
The following table presents for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on its Statements of Condition at June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets
Trading securities	$-	$3,218	$-	$-	$3,218
Derivative assets	-	119,363	-	(86,989)	32,374

Total assets at fair value	$-	$122,581	$-	$(86,989)	$35,592

Liabilities
Derivative liabilities	$-	$(471,110)	$-	$317,068	$(154,042)

Total liabilities at fair value	$-	$(471,110)	$-	$317,068	$(154,042)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of a level at fair value in the quarter in which the changes occur.
The FHLBank did not have any assets or liabilities measured at fair value on the Statements of Condition using significant unobservable inputs (Level 3) during the six months ended June 30, 2008.
SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of June 30, 2008 and December 31, 2007. The estimated fair values, as determined using the definition of fair value described in SFAS 157, reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. Further details regarding the estimation of fair value amounts for each category below can be found in Note 18 to the audited financial statements in the FHLBank’s 2007 annual report on Form 10-K.
The carrying values and estimated fair values of the FHLBank’s financial instruments at June 30, 2008 were as follows (in thousands):
2008 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$866	$-	$866
Interest-bearing deposits	5,000,098	(1,168)	4,998,930
Securities purchased under agreements to resell	300,000	-	300,000
Federal funds sold	10,494,000	-	10,494,000
Trading securities	3,218	-	3,218
Held-to-maturity securities	12,748,222	(81,887)	12,666,335
Advances	57,519,522	(2,055)	57,517,467
Mortgage loans held for portfolio, net	8,641,405	(126,918)	8,514,487
Accrued interest receivable	240,916	-	240,916
Derivative assets	32,374	-	32,374

Liabilities:
Deposits	(1,309,033)	87	(1,308,946)
Consolidated Obligations:
Discount Notes	(41,448,383)	255	(41,448,128)
Bonds	(47,242,042)	(53,295)	(47,295,337)
Mandatorily redeemable capital stock	(129,096)	-	(129,096)
Accrued interest payable	(385,597)	-	(385,597)
Derivative liabilities	(154,042)	-	(154,042)

Other:
Commitments to extend credit for Advances	-	14	14
Standby bond purchase agreements	-	1,631	1,631

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2007 were as follows (in thousands):
2007 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$52,606	$-	$52,606
Interest-bearing deposits (1)	2,065,098	435	2,065,533
Securities purchased under agreements to resell	300,000	-	300,000
Federal funds sold	10,136,000	-	10,136,000
Trading securities	3,587	-	3,587
Held-to-maturity securities	12,173,492	(37,190)	12,136,302
Advances	53,309,664	92,950	53,402,614
Mortgage loans held for portfolio, net	8,927,950	(12,024)	8,915,926
Accrued interest receivable (1)	305,192	-	305,192
Derivative assets (1)	28,182	-	28,182

Liabilities:
Deposits (1)	(1,046,225)	18	(1,046,207)
Consolidated Obligations:
Discount Notes	(35,437,545)	8,503	(35,429,042)
Bonds	(46,178,651)	(259,416)	(46,438,067)
Mandatorily redeemable capital stock	(117,624)	-	(117,624)
Accrued interest payable (1)	(430,827)	-	(430,827)
Derivative liabilities (1)	(161,806)	-	(161,806)

Other:
Commitments to extend credit for Advances	-	29	29
Standby bond purchase agreements	-	670	670
(1)	December 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.
Note 15—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	June 30, 2008	December 31, 2007
Commitments to fund additional Advances	$2,370	$5,627
Mandatory Delivery Contracts for mortgage loans	56,116	48,432
Forward rate agreements	10,000	24,000
Outstanding Standby Letters of Credit	8,109,891	6,923,230
Consolidated Obligations – committed to, not settled (par value) (1)	1,494,322	230,000
Standby bond purchase agreements (principal)	359,420	211,920
(1)	At June 30, 2008, $920 million of these commitments were hedged with associated interest rate swaps.
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were $1,255.5 billion and $1,189.7 billion at June 30, 2008 and December 31, 2007, respectively.

Note 16—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank notes such activity on the face of its financial statements. There were no such loans or borrowings outstanding at June 30, 2008 and December 31, 2007. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the six months ended June 30 (in thousands):

	Average Daily Balances
	2008	2007
Loans to other FHLBanks	$16,940	$2,227

Borrowings from other FHLBanks	-	-
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. During the six months ended June 30, 2008, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $150,000. All such transfers were from the FHLBank of Dallas. The net premiums associated with these transactions (in thousands) were $7,452 during the six months ended June 30, 2008. There were no Consolidated Obligations transferred to the FHLBank during the six months ended June 30, 2007. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.
Note 17—Transactions with Stockholders
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

	June 30, 2008		December 31, 2007
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$937	1.6%	$1,289	2.4%
Mortgage Purchase Program	20	0.2	19	0.2
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	89	2.2	118	3.3
Derivatives	-	-	-	-
(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding 5 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
June 30, 2008	Balance	% of Total	Principal	Principal Balance
U. S. Bank, N.A.	$830	21%	$16,856	$124
Fifth Third Bank	382	10	5,789	16
National City Bank	359	9	6,435	4,953
The Huntington National Bank	237	6	3,060	163
AmTrust Bank	220	5	1,416	—

Total	$2,028	51%	$33,556	$5,256

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2007	Balance	% of Total	Principal	Principal Balance
U. S. Bank, N.A.	$675	19%	$16,856	$134
Fifth Third Bank	372	10	5,539	17
National City Bank	327	9	4,696	5,378
The Huntington National Bank	231	7	3,085	171
AmTrust Bank	214	6	2,093	—

Total	$1,819	51%	$32,269	$5,700

Non-member Affiliates. The FHLBank has a relationship with a non-member affiliate, the Kentucky Housing Corporation. The nature of this relationship is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of the Kentucky Housing Corporation bonds. The Kentucky Housing Corporation had no borrowings during the six months ended June 30, 2008 or 2007. The FHLBank had investments in the bonds of the Kentucky Housing Corporation of $12,790,000 and $13,140,000 as of June 30, 2008 and December 31, 2007, respectively. The FHLBank did not have any investments in or borrowings to any other non-member affiliates during the six months ended June 30, 2008 or 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, market, and member conditions on our financial condition, results of operations, and demand for Mission Asset Activity, including changes in economic growth, general credit and liquidity conditions, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, and members’ activity with mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪	political events, including legislative, regulatory, judicial or other developments that could affect the FHLBank, our members, counterparties, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪	changes in investor demand for Consolidated Obligations and/or in the terms of derivatives;

▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	the ability to successfully manage new products and services;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks;

▪	factors, including natural disasters, that could affect the value of investments or collateral we hold as security; and

▪	inflation and deflation.
The FHLBank does not undertake any obligation to update any forward-looking statements made in this document.
EXECUTIVE OVERVIEW
Organizational Structure and Business Activities
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that provides financial products and services to our member financial institutions. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System); our region, known as the Fifth District, comprises Kentucky, Ohio and Tennessee. Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own stockholders, employees, and Board of Directors. A GSE combines private sector ownership with public sector sponsorship. The FHLBanks are not government agencies, do not receive financial support from taxpayers, and are exempt from federal, state, and local taxation (except real property taxes). The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System. In addition to being GSEs, the FHLBanks are cooperative institutions. Private-sector financial institutions voluntarily become members of our FHLBank and purchase our capital stock in order to gain access to our products and services. Only members can purchase our capital stock.

Our FHLBank’s mission is to provide financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing for housing and community lending throughout the Fifth District. We achieve our mission through a unique cooperative business model. We raise private-sector capital from our member-stockholders and issue high-quality debt in the worldwide capital markets with other FHLBanks to provide members with competitive services—primarily a reliable, readily available, low-cost source of funds called Advances—and a competitive return on their FHLBank capital investment through quarterly dividend payments. An important component of our mission is supporting members in their efforts to assist lower-income housing markets.
Financial Condition
The following table summarizes our financial condition for the periods indicated.

	Ending Balances			Average Balances
				Six Months Ended		Year Ended
	June 30,		December 31,	June 30,		December 31,
(Dollars in millions)	2008	2007	2007	2008	2007	2007

Advances (principal)	$57,156	$47,377	$52,953	$59,757	$46,210	$49,302

Mortgage loans held for portfolio (principal)	8,578	8,734	8,862	8,740	8,533	8,742

Letters of Credit (notional)	8,110	5,061	6,923	7,776	4,871	5,551

Mandatory Delivery Contracts	56	231	48	164	108	88

Total Mission Asset Activity	$73,900	$61,403	$68,786	$76,437	$59,722	$63,683

Retained earnings	$304	$273	$286	$320	$286	$302

Capital-to-assets ratio	4.36%	4.77%	4.30%	4.32%	4.79%	4.63%

Regulatory capital-to-assets ratio (1)	4.50	4.81	4.44	4.46	4.87	4.80

(1)	See the “Capital Resources” section for further description of regulatory capital.
We believe our financial condition continued to be strong in the six months ended June 30, 2008. As indicated below and in the first section of “Analysis of Financial Condition,” our average Mission Asset Activity increased $16,715 million (28 percent) in the first six months of 2008 compared to the same period in 2007. Most of the growth in the average and ending balances of Mission Asset Activity occurred from an expansion of Advances to members and of the notional principal amount of available lines outstanding for Letters of Credit. For example, from June 30, 2007 to June 30, 2008, Advances’ average principal balance increased $13,547 million (29 percent), even after former member RBS Citizens decreased its Advances starting in the second half of 2007 by $9,460 million. However, during 2008, Advances grew more modestly; for example, the increase from year-end 2007 to June 30, 2008 was $4,203 million (eight percent).
The substantial growth in Advances was because of the increased funding demand from some of our members for additional liquidity and risk management activities in response, we believe, to the continuing disruptions and liquidity pressures in the credit and mortgage markets. There was a broad-based increased use of Advances across our membership although a handful of members were responsible for most of the growth. We do not know whether, for how long, or the extent to which the disruptions in the financial markets will continue to benefit our Mission Asset Activity. If the disruptions become more severe, especially if they coincide with an economic contraction, our Mission Asset Activity could decrease significantly.
The increase in the available lines in our Letters of Credit program, which began in late 2006 to support members’ public unit deposits, was maintained in the first two quarters of 2008. From year-end 2007 to June 30, 2008, available lines in the Letters of Credit program grew $1,187 million (17 percent).
In the first six months of 2008, balances in the Mortgage Purchase Program, our third Mission Asset program, were relatively stable. Principal balances fell from year-end 2007 to June 30, 2008 by $284 million (three percent), primarily because of the suspension of new activity with us from our largest seller and a difficult mortgage market for refinancings and new originations. Although this Program continued to comprise approximately nine percent of our total assets, we expect its significance in our balance sheet to diminish if our largest seller remains inactive.
We believe our liquidity position and overall ability to access liquidity through debt issuance remained strong in the first six months of 2008. During the continuing disruptions in the financial markets, the FHLBank System, by virtue of its triple-A debt ratings, continued to have sufficient access to the capital markets on favorable terms for debt issuance and derivatives transactions to accommodate the significant Advance activity that occurred throughout the System. Our business model, including our triple-A ratings, the flexibility in our Capital Plan to manage capital levels and our ability to quickly change liability balances, is structured to enable us to maintain our profitability, liquidity, and modest risk profile in volatile market and business conditions. See the “Changes in Investor Perceptions” section of “Business Related Developments and Update on Risk Factors” below for further discussion on our ability to access the capital markets.
Our regulatory capital averaged $4,125 million in the first six months this year and was $4,277 million on June 30, 2008, an increase from year-end 2007 of $400 million (10 percent). The increase reflected: 1) members’ stock purchases to fund Advance growth, especially related to a change we made in a discretionary feature of our Capital Plan—see “Business Related Developments and Update on Risk Factors” below, and 2) payment of $100 million of stock dividends in the first two quarters.
Our financial leverage, on a book-value basis, was more elevated in the first two quarters of 2008, as evidenced by a regulatory capital-to-assets ratio that averaged 4.46 percent, compared to 4.87 percent for the same period in 2007 (leverage is the inverse of this ratio). This ratio continued to be sufficiently above the 4.00 percent regulatory minimum for us to effectively manage our financial performance, market risk exposure, and capitalization. If our financial leverage increases too much, or becomes too close to the regulatory limit, we would anticipate enacting additional changes in discretionary features of our Capital Plan to ensure our capitalization remains strong and in compliance with the regulatory limit.
In the first six months of 2008, we accrued $13 million for future use in the Affordable Housing Program, which was a $2 million (13 percent) decrease from the same period in 2007. The reduction reflected our lower earnings in 2008 versus 2007, as discussed in the next section and subsequently in “Results of Operations.”
Results of Operations
The following table summarizes our results of operations and dividend rates paid for the three and six months ended June 30, 2008 and 2007.

	Three Months		Six Months		Year Ended
	Ended June 30,		Ended June 30,		December 31,
(Dollars in millions)	2008	2007	2008	2007	2007

Net income	$65	$71	$114	$135	$269

Affordable Housing Program Assessments	8	8	13	15	31

Return on average equity (ROE)	6.38%	7.11%	5.73%	6.87%	6.87%

Return on average assets	0.28	0.34	0.25	0.33	0.32

Weighted average dividend rate	5.50	6.50	5.38	6.44	6.59

Average 3-month LIBOR	2.75	5.36	3.02	5.36	5.29

ROE versus 3-month LIBOR	3.63	1.75	2.71	1.51	1.58

Dividend rate versus 3-month LIBOR	2.75	1.14	2.36	1.08	1.30
Although our net income decreased $21 million (15 percent) in the first six months of 2008 compared to the same period in 2007, we believe our operations continued to generate a competitive level of profitability compared to short-term interest rates. The level of the ROE tends to correlate positively with movements in short-term interest rates, while the ROE spread tends to correlate inversely with short-term interest rates because we normally engage in a modest amount of short funding to help achieve a competitive profitability and because of the effect of assessments on earnings when rates change. However, despite sharply lower short-term interest rates in 2008, the spread between the ROE and 3-month LIBOR improved 120 basis points in the first six months of 2008 compared to the same period in 2007. The most important reason for the improvement in the ROE spread was more favorable funding conditions for our short-term funding costs relative to short-term LIBOR.

The lower earnings and the 114 basis points decrease in the return on average equity (ROE) in the first six months of 2008 compared to the same period in 2007 occurred primarily from the significant reductions in short-term rates that began in the third quarter of 2007 and accelerated this year. Lower short-term interest rates decrease the amount of earnings we generate from funding short-term and adjustable-rate assets with our interest-free capital. They also lower earnings because we have a substantial short-term asset gap, in which short-term assets reprice sooner than short-term liabilities. This factor affected earnings mostly in the first quarter.
Earnings also decreased in the first six months because we called a large amount of Consolidated Obligation Bonds as intermediate- and long-term interest rates fell. This resulted in an additional $7 million of amortization of concession (i.e., selling) expenses associated with the original issuance of the called debt. The final reason for lower earnings was the continued maturity of a large amount of relatively low-cost Consolidated Obligation Bonds compared to the coupon rates on our associated mortgage assets that paid down.
These unfavorable factors were partially offset by three favorable factors:
▪	Spreads versus funding costs on short-term assets continued to be wider than normal, due mostly to more favorable short-term funding costs relative to short-term LIBOR, which resulted from the continuing disruptions in the financial markets.

▪	Average asset balances expanded, resulting in the continued elevation of financial leverage that substantially began in the fourth quarter of 2007.

▪	We replaced the called Bonds with new Bonds at lower rates of interest. This will continue to benefit earnings over time.
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
Consistent with the decrease in earnings, we paid a 5.38 percent annualized dividend rate in the first two quarters of 2008, which was a reduction of 106 basis points compared to the same period in 2007. We believe the 236 basis point spread in the year-to-date dividend rate paid relative to the average 3-month LIBOR over the same period continued to represent a competitive return on capital for our stockholders. After paying cash dividends in each quarter of 2007, we paid the dividend in both the first and second quarter in additional shares of stock. Our strong asset growth enabled us to pay a stock dividend while also complying with a Finance Board Capital Rule that prohibits an FHLBank from issuing new excess capital stock to its stockholders, either by paying stock dividends or otherwise, if the amount of its member excess capital stock (as defined by the Finance Board) would exceed one percent of the FHLBank’s assets.
Our Board continues to support a preference for paying stock dividends, and we expect to do so whenever we comply with the Capital Rule. We believe many members view stock dividends as providing greater value to the return on their capital investment than cash dividends. Stock dividends give members more flexibility in their financial management because, among other things, they may not be immediately taxable for members. We also believe stock dividends, rather than cash dividends, enhance our operations because they provide us with a continual source of new capital, which can support additional Mission Asset Activity, preserve our Capital Plan, and help us manage financial leverage, market risk exposure and liquidity risk.

Business Related Developments and Update on Risk Factors
Federal Legislative Action
On July 30, 2008, the “Housing and Economic Recovery Act of 2008” (the “Act”) was enacted. The Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The FHLBank is reviewing the Act. At this time we cannot predict the effects, if any, of the Act, including how the new Federal Housing Finance Agency interprets and implements it provisions, on our business model, financial condition, results of operation, liquidity, or capital adequacy. During this evolving environment, we will continue to operate our core business activities as normal. Highlights of significant provisions of the Act that directly affect the FHLBank include the following:
▪	Creates a newly established federal agency regulator, the Federal Housing Finance Agency (the “Finance Agency”), which is the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on the date of enactment of the Act. The Finance Agency will be headed by a director (the “Director”) appointed by the President and confirmed by the Senate. The Federal Housing Finance Board (the “Finance Board”), the FHLBank’s former regulator, will be abolished one year after the date of enactment. Finance Board regulations, policies, and directives transfer to the new Finance Agency immediately, and during the one year transition the Finance Board will be responsible for winding up its affairs.

▪	Authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks, in any amount deemed appropriate by the U.S. Treasury. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4 billion.

▪	Requires the Director to consider the differences between the FHLBanks and the enterprises (Fannie and Freddie) prior to issuing new regulations, orders and guidelines.

▪	Retains the function of the Office of Finance to act as the FHLBank System’s debt agent.

▪	Establishes 13-member boards of directors, or other number as the Director deems appropriate, comprised of a majority of member directors. Requires that two-fifths (2/5) of the FHLBank’s board of directors be non-member “independent” directors, (nominated by the FHLBank’s board of directors in consultation with the advisory council of the FHLBank). Two (2) of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial or other experience. All directors will be elected by FHLBank membership for four-year terms, with a three consecutive term limit. The statutory “grandfathering” rules for the number of member director seats by states remain, unless an FHLBank merges. For our FHLBank, these seats are as follows: Kentucky-2; Ohio-4; Tennessee-2.

▪	Removes the maximum statutory annual limit on board of directors’ compensation and provides the Director with authority over and ability to restrict executive compensation.

▪	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing.

▪	Allows FHLBank districts to be reduced to less than eight (8) districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank.

▪	Provides FHLBank membership eligibility to qualifying Community Development Financial Institutions.

▪	Requires a study of collateral used to secure FHLBank Advances to determine consistency with interagency guidance on non-traditional mortgage products.

▪	Requires a study of risks and/or benefits of securitization for the Mortgage Purchase Program.

▪	Increases the secondary market conforming loan limits for home mortgages eligible for purchase under the Mortgage Purchase Program and authorizes the Director to establish low- and very low-income housing goals for the program.

▪	Authorizes an FHLBank on behalf of one or more members to issue letters of credit to support tax-exempt, non-housing municipal bond issuances. This authority expires December 31, 2010.

▪	Authorizes an FHLBank under its Affordable Housing Program to use a portion of designated subsidy for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment.

Changes in Investor Perceptions of FHLBank System Debt
The first two risk factors identified in our 2007 Form 10-K relate to changes in investor perceptions that could raise our debt costs, impair our access to the capital markets for debt issuance, or, at the extreme, lower the FHLBank System’s debt ratings. In July 2008, participants in the financial markets began to question whether certain GSEs had sufficient capital to cover potential losses related to mortgages that they either owned or guaranteed. As a result, these GSE’s stock prices fell significantly and their ability to issue debt was adversely affected. This market unrest also affected the System’s issuance of Consolidated Obligations. Although the FHLBanks have a very different business model and risk profile than these other GSEs, investors generally group our Consolidated Obligations into the same GSE asset class as those of the other GSEs. This resulted in a significant increase in the volatility of GSE debt pricing. To the extent that the System’s relative cost of funds increased due to the issues with the other GSEs, our member institutions experienced higher indicative costs for some Advance borrowings. If the higher costs continue for an extended period of time, it could lower Advance demand and our earnings.
The System mitigated the effects of the market unrest with the other GSEs by proactively taking actions to manage its debt costs and access to the capital markets. The System continued to issue short-term Discount Notes during July’s particularly stressful period. Importantly, the System continued to have access to all Consolidated Bond and Discount Note funding channels, in auctioned, negotiated and selling group formats. As always, we continue to closely monitor our liquidity reserves to ensure that we have sufficient operational and contingency liquidity. The passage of the Housing and Economic Recovery Act of 2008, which includes reform measures relating to GSEs, appears, at this time, to have alleviated some of the market disruptions. However, there can be no assurance that the financial market disruptions will not become more severe or that they would not, at some future date, threaten the System’s ability to issue debt for an extended period of time at acceptable terms and costs.
We Believe Our Credit Risk Exposure Continued To Be Minimal in Light of the Financial Market Disruptions
We believe we have limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivatives transactions. Since our founding in 1932, we have never experienced a credit loss or delinquency on any instrument and we have not established a loss reserve for any asset. Our Advances are overcollateralized and we have robust policies, strategies and processes designed to identify, manage and mitigate Advances’ credit risk, including a perfected first lien position for all pledged loan collateral. Various credit enhancements on loans in the Mortgage Purchase Program protect us down to approximately a 50 percent loan-to-value level (subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy). Although most of our money market investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, we have conservative limits on exposure to any one institution, and we believe we have strong credit underwriting practices. We have limited holdings of mortgage-backed securities issued by non-GSE institutions. We collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion represents unsecured exposure.
As discussed in several places in “Quantitative and Qualitative Disclosures About Risk Management,” we believe that the residual credit risk exposure to Advance collateral, loans in the Mortgage Purchase Program, investments, and derivatives, including exposure to loans that may have “subprime” and “alternative” characteristics, continued to be minimal in the first six months of 2008. We believe the continuing disruptions in the financial and credit markets—including the recent financial issues reported by two other GSEs and the responses by the financial markets and the federal government—had an immaterial impact on our credit risk exposure and had no effect on our assessment that all gross unrealized losses on our applicable assets were temporary, rather than an indication of a material deterioration of the creditworthiness of the issuers or the underlying collateral.
Beginning with the third quarter of 2007, the normal application of our credit underwriting processes resulted in lower internal credit ratings for numerous members, which increased the members’ collateral requirements and decreased their borrowing capacity for Advances and Letters of Credit. Credit Rating deterioration and our conservative policies also led to a significant increase in the number of members being required to either deliver collateral to us in custody and/or provide an increased level of detail on pledged loan assets. Because of the disruptions in the financial and credit markets, we implemented additional measures to further strengthen our control of credit risk exposure. In April 2008, our Board approved a number of changes in our Credit Policy to mitigate the exposure of Advance collateral to mortgages that could be more likely to experience credit quality issues. We have also been aggressive in reducing the maturities and amounts of unsecured money market investments, particularly with some financial institutions that are being, or we believe are at risk of being, negatively affected by credit events. These actions also include suspending new money market investments with several institutions.

On July 1, 2008, the Finance Board issued Advisory Bulletin 2008-AB-02 (Advisory Bulletin) on the application of nontraditional and subprime residential mortgage loans to specific FHLBank assets. This Advisory Bulletin supplements Advisory Bulletin 2007-AB-01 by providing written guidance regarding mortgages purchased under the Acquired Member Assets programs, investments in private-label mortgage-backed securities and collateral securing Advances. The Advisory Bulletin was effective upon issuance. The Advisory Bulletin states that mortgage loan commitments and/or underlying mortgages related to private-label mortgage-backed securities and/or collateral securing Advances entered into by the FHLBanks comply with all aspect of the Interagency Guidance on Nontraditional Mortgage Product Risks and Statement on Subprime Mortgage Lending guidance published by the Federal banking regulatory agencies. As stated above, we believe we have limited exposure to subprime loans due to our conservative policies and practices pertaining to Advances collateral and investments, and low credit risk due to the design of the Mortgage Purchase Program, and we have and are taking actions to ensure we are in compliance with the Advisory Bulletin.
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
We may have to make other changes in our Capital Plan, including potentially ending the cooperative capital feature, in order to preserve a positive amount of excess stock or to maintain our financial leverage requirements. At this time, we cannot predict what other changes, if any, to our Capital Plan we may make or have approved by the Finance Board, or the effects on our financial condition or results of operations if we implement any other changes.
The Board Established New Housing Programs to Help Deal with Mortgage Foreclosures
In February 2008, our Board approved three new initiatives to help members deal with mortgage foreclosures. The first, HomeProtect Support, would be a new homeownership set-aside as part of the Affordable Housing Program. It would provide up to $3.5 million in subsidies through members to assist homeowners in refinancing unaffordable mortgages. It requires the Finance Board to waive certain Affordable Housing regulations. This waiver was requested in March.
In April, the Finance Board published proposed amendments to its Affordable Housing Regulations, which would allow, under very specific circumstances, use of subsidy to refinance first mortgages for households facing foreclosure. The FHLBank submitted comments on the proposed Regulation, requesting greater flexibility to allow inclusion of more homeowners under less restrictive circumstances. The Finance Board has not released a final Regulation and the FHLBank’s proposed program cannot be considered for implementation until the Regulation is final. Any new program might have to be modified to comply with any amendments to the Regulation.
In February, the Board approved a second new housing initiative, a new voluntary program called Preserving the American Dream. This $2.5 million program is funded entirely outside of the Affordable Housing Program and will provide grant funds to housing agencies participating through our members in order to provide default and foreclosure counseling, loss mitigation, and “rescue funds.” The Board also approved targeting the second 2008 offering of the competitive Affordable Housing Program to properties vacant because of foreclosure and to properties in areas of high foreclosures. In July 2008, the Board approved $2.1 million to 55 members under the new voluntary program and $12.6 million for 966 units of housing for the first round of the competitive offering. The second offering of competitive funds is expected to be announced in November 2008.
Third, the Board approved $2.5 million to continue the American Dream Homeownership Challenge Program in 2008. This program helps provide homeownership opportunities for minorities and persons with special needs. The Board approved $767 thousand in grants at its June meeting. We expect to reward the remaining funds in September and November this year.
An existing foreclosure prevention initiative, the HomeProtect Program, remains available to members. A $250 million set-aside of the Community Investment Program, the purpose of this program is to encourage our member financial institutions to provide first mortgage refinancing to homeowners with incomes at or below 115 percent of area median incomes who are at risk of delinquency or default. The HomeProtect Program provides a discount off regular Advances programs, providing funds at our cost of funds.

The Finance Board Authorized the FHLBanks to Increase Leverage With Mortgage-Backed Securities
In March 2008, the Finance Board authorized the FHLBanks to temporarily increase their leverage of regulatory capital with mortgage-backed securities, from the current limit of three times capital to a limit of six times capital, in order to help relieve the liquidity pressures in the housing finance markets. The expanded leverage is permitted for two years, until March 31, 2010, at which time the leverage must return to the prior limit as principal paydowns occur. On May 30, 2008, the Finance Board approved our request to expand this leverage by up to an additional 1.5 times capital and, in July, we began purchasing securities to take the multiple above three times capital. We will attempt to increase mortgage-backed securities up to the additional multiple approved, subject to the availability of securities that meet the Finance Board’s requirements and that provide acceptable market risk/return tradeoffs, and subject to having an adequate amount of capital to maintain our capital requirements. We will continue to prudently manage the market risk exposure of our mortgage assets.
We Reduced Our Market Risk Exposure to Higher Long-Term Interest Rates
We substantially lowered our long-term market risk exposure to higher long-term interest rates in the first half of 2008. During the second quarter, this exposure was at its lowest level in the last several years, as measured by, among other metrics, the duration of equity and the sensitivity of the market value to interest rate changes. We extended the average maturity of our unswapped Consolidated Obligation Bond portfolio by replacing the large amount of debt that we called in the first quarter of 2008 as interest rates fell with new lower rate Bonds at longer average maturities than the called Bonds. The sharply lower short-term and intermediate-term rates provided an opportunity to both reduce interest costs and enhance protection to future interest rate increases.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the credit and mortgage markets; and market interest rates. As measured by Gross Domestic Product (GDP), the national economy expanded moderately in the last three years, slightly below its long-term average. GDP grew by 2.8 percent in 2006 and 2.0 percent in 2007; and by seasonally-adjusted annual rates of 0.9 percent in the first quarter of 2008, and (an advance estimate) 1.9 percent in the second quarter. Although it is unknown whether the national economy has entered or will enter a recession in 2008, our normal close communications with members and our analysis of their published data suggest that some of them are experiencing difficult lending environments.
The financial market disruptions have resulted from, among other things, deterioration in the residential housing finance market (especially because of higher delinquency and foreclosure rates on subprime and alternative mortgages), poor risk management practices at some financial institutions, and realized and/or unrealized losses at some financial institutions, which have pressured their capital adequacy, liquidity, and ability to raise funds. These disruptions have also resulted in higher borrowing cost as represented by short-term LIBOR widening compared with rates on short-term Federal funds and our Discount Notes. We believe these were important reasons for the increase in demand for our Advances in the last year despite a weak economy. Most other FHLBanks also have experienced increased demand.

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

					Six Months Ended June 30,
	Quarter 2 2008		Quarter 1 2008		2008	2007	Year 2007
	Average	Ending	Average	Ending	Average	Average	Average	Ending

Overnight Federal Funds Target	2.08%	2.00%	3.22%	2.25%	2.65%	5.25%	5.05%	4.25%
3-month LIBOR	2.75	2.78	3.28	2.69	3.02	5.36	5.29	4.70
2-year LIBOR	3.26	3.55	2.82	2.42	3.04	5.19	4.91	3.81
5-year LIBOR	3.99	4.26	3.56	3.30	3.77	5.17	5.01	4.18
10-year LIBOR	4.52	4.67	4.31	4.07	4.41	5.30	5.24	4.67

2-year U.S. Treasury	2.40	2.62	2.01	1.59	2.21	4.78	4.35	3.05
5-year U.S. Treasury	3.15	3.33	2.73	2.44	2.94	4.70	4.42	3.44
10-year U.S. Treasury	3.86	3.97	3.64	3.41	3.75	4.76	4.63	4.03

15-year mortgage current coupon (1)	5.07	5.35	4.69	4.67	4.88	5.55	5.54	4.95
30-year mortgage current coupon (1)	5.58	5.85	5.36	5.27	5.47	5.89	5.92	5.54
(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.
Short-term interest rates began to decrease in the second half of 2007, and the reductions accelerated in the first two quarters this year as the Federal Reserve lowered the overnight Federal funds target rate by 225 basis points. Market yield curves also steepened significantly, which can benefit our earnings over time since we normally fund a portion of our long-term assets with shorter-term debt. The continuing disruptions in the financial and credit markets caused substantial improvement in our short-term funding costs relative to short-term LIBOR, which materially increased our earnings. These more favorable relative funding costs dissipated partially to fully at times in June and, especially, in July. We cannot predict whether, or for how long, they may continue.
After decreasing in the last two quarters of 2007, average intermediate- and long-term rates, including mortgage rates, decreased even more in the early part of the first quarter of 2008. The rate reductions significantly increased the amount of debt that was economic for us to call and replace at lower rates, which should continue to benefit future earnings. The reduction in mortgage rates moderately increased the amount of our mortgage assets with economic incentives to prepay principal and refinance to lower rates. If there are more mortgage prepayments than calls of unswapped Consolidated Obligation Bonds, our earnings could decline. However, after decreasing substantially in January 2008, mortgage rates rose during February through June, which reduced the refinancing incentives.
The effects on our earnings and market risk exposure of these trends in the level of interest rates and the shape of market yield curves are discussed above in “Executive Overview” and below in the “Results of Operations” and “Market Risk” sections of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Asset Composition Data
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of available lines in the Letters of Credit program;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
The following two tables show the composition of our total assets on selected dates and periods, which support the discussions in the “Executive Overview,” “Credit Services” and “Mortgage Purchase Program” sections.
Asset Composition - Ending Balances (Dollars in millions)

	June 30, 2008		December 31, 2007		June 30, 2007		June 30, 2008
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2007		June 30, 2007
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$57,156	60%	$52,953	61%	$47,377	57%	$4,203	8%	$9,779	21%
Other items (1)	364	1	357	-	(46)	-	7	2	410	891

Total book value	57,520	61	53,310	61	47,331	57	4,210	8	10,189	22

Mortgage Loans Held for Portfolio
Principal	8,578	9	8,862	10	8,734	11	(284)	(3)	(156)	(2)
Other items	63	-	66	-	76	-	(3)	(5)	(13)	(17)

Total book value	8,641	9	8,928	10	8,810	11	(287)	(3)	(169)	(2)

Investments

Mortgage-backed securities
Principal	12,749	13	12,157	14	12,094	15	592	5	655	5
Other items	(38)	-	(23)	-	(15)	-	(15)	(65)	(23)	(153)

Total book value	12,711	13	12,134	14	12,079	15	577	5	632	5

Short-term money market	15,819	17	12,527	15	14,400	17	3,292	26	1,419	10

Other long-term investments	16	-	17	-	20	-	(1)	(6)	(4)	(20)

Total investments	28,546	30	24,678	29	26,499	32	3,868	16	2,047	8

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	94,707	100	86,916	100	82,640	100	7,791	9	12,067	15

Other assets	310	-	419	-	400	-	(109)	(26)	(90)	(23)

Total assets	$95,017	100%	$87,335	100%	$83,040	100%	$7,682	9	$11,977	14

Other Business Activity (Notional)

Letters of Credit	$8,110		$6,923		$5,061		$1,187	17	$3,049	60

Mandatory Delivery Contracts	$56		$48		$231		$8	17	$(175)	(76)

Total Mission Asset Activity (Principal and Notional)	$73,900	78%	$68,786	79%	$61,403	74%	$5,114	7	$12,497	20

(1) The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition - Average Balances (Dollars in millions)

	Six Months Ended		Year Ended		Six Months Ended		June 30, 2008
	June 30, 2008		December 31, 2007		June 30, 2007		Change From		Change From
		% of		% of		% of	Year Ended		Six Months Ended
		Total		Total		Total	December 31, 2007		June 30, 2007
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$59,757	64%	$49,302	59%	$46,210	56%	$10,455	21%	$13,547	29%
Other items (1)	560	1	60	-	12	-	500	833	548	4,567

Total book value	60,317	65	49,362	59	46,222	56	10,955	22	14,095	30

Mortgage Loans Held for Portfolio
Principal	8,740	10	8,742	10	8,533	11	(2)	-	207	2
Other items	63	-	75	-	79	-	(12)	(16)	(16)	(20)

Total book value	8,803	10	8,817	10	8,612	11	(14)	-	191	2

Investments

Mortgage-backed securities
Principal	11,979	13	12,116	15	12,046	15	(137)	(1)	(67)	(1)
Other items	(23)	-	(16)	-	(11)	-	(7)	(44)	(12)	(109)

Total book value	11,956	13	12,100	15	12,035	15	(144)	(1)	(79)	(1)

Short-term money market	11,098	12	13,587	16	15,266	18	(2,489)	(18)	(4,168)	(27)

Other long-term investments	15	-	19	-	21	-	(4)	(21)	(6)	(29)

Total investments	23,069	25	25,706	31	27,322	33	(2,637)	(10)	(4,253)	(16)

Loans to other FHLBanks	17	-	7	-	2	-	10	143	15	750

Total earning assets	92,206	100	83,892	100	82,158	100	8,314	10	10,048	12

Other assets	337	-	401	-	354	-	(64)	(16)	(17)	(5)

Total assets	$92,543	100%	$84,293	100%	$82,512	100%	$8,250	10	$10,031	12

Other Business Activity (Notional)

Letters of Credit	$7,776		$5,551		$4,871		$2,225	40	$2,905	60

Mandatory Delivery Contracts	$164		$88		$108		$76	86	$56	52

Total Mission Asset Activity (Principal and Notional)	$76,437	83%	$63,683	76%	$59,722	72%	$12,754	20	$16,715	28

(1) The majority of these balances are SFAS 133-related basis adjustments.

To measure the extent of our success in achieving growth in Mission Asset Activity, we consider changes in both period-end balances and period-average balances. There can be large differences in the results of these two computations. Average data can provide more meaningful information about the ongoing condition of and trends in Mission Asset Activity and earnings than period-end data because the latter can include temporary day-to-day volatility.
Credit Services
The strong growth of Advances that began in the second half of 2007 continued in the first six months of 2008, although the growth rates subsided in the second quarter compared to the first quarter. As shown in the asset composition tables above, the principal balance of Advances in the first two quarters of 2008 averaged $59,757 million, an increase of $13,547 million (29 percent) from the first two quarters of 2007. The strong Advance growth occurred even after former member RBS Citizens decreased its Advances starting in the second half of 2007 by $9,460 million. The moderately lower balance on June 30, 2008, versus the average for the first six months of 2008, primarily reflected Advance reductions from several of our largest members. Quarter-end volatility in Advance balances is not uncommon; we believe some members use their Advance activity with us to manage their total assets and borrowings at quarter ends to accommodate their asset/liability management needs.

Beginning in late 2006 and continuing through the first two quarters of 2008, the available lines in our Letters of Credit program grew substantially, which was mostly to support members’ public unit deposits. From year-end 2007 to June 30, 2008, available lines in the Letters of Credit program grew $1,187 million (17 percent). We earn fees on the actual amount of the available lines members use.
The following tables present Advance balances by major program on the dates indicated.

(Dollars in millions)	June 30, 2008		December 31, 2007		June 30, 2007
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$9,398	17%	$10,483	19%	$11,072	23%
LIBOR	27,673	48	24,253	46	20,814	44

Total	37,071	65	34,736	65	31,886	67

Long-Term
Regular Fixed Rate	7,646	14	6,605	13	4,128	9
Convertible (2)	3,591	6	3,892	7	4,116	9
Putable (2)	6,866	12	5,779	11	5,362	11
Mortgage Related	1,800	3	1,602	3	1,711	3

Total	19,903	35	17,878	34	15,317	32

Other Advances	182	—	339	1	174	1

Total Advances Principal	57,156	100%	52,953	100%	47,377	100%

Other Items	364		357		(46)

Total Advances Book Value	$57,520		$53,310		$47,331

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert these to an adjustable-rate tied to LIBOR.
In the first six months of 2008, as in the last several years, the sources of most Advance growth were adjustable-rate LIBOR, Fixed-Rate, and Putable Advances. Our two largest Advance programs are normally REPO and LIBOR Advances, which typically have the most fluctuation in balances, tend to have lower spreads to funding costs than other Advance types, and tend to be utilized by our larger borrowers. REPO Advances were lower on June 30, 2008, compared to March 31, 2008 and year-end 2007, because of normal quarter-end volatility in Advance balances from some members. Other Advance types continued to experience small changes in balances. Please reference our 2007 Form 10-K for details on the characteristics of our major Advance programs.
The following tables present the principal balances and related weighted average interest rates for the top five Advance borrowers on the dates indicated. They include affiliates that are members of our FHLBank. The decrease in average interest rates from the end of 2007 to June 30, 2008 was due to the reductions in short-term interest rates.
     (Dollars in millions)

June 30, 2008			December 31, 2007
	Ending	Weighted Average		Ending	Weighted Average
Name	Balance	Interest Rate	Name	Balance	Interest Rate

U.S. Bank, N.A.	$16,856	3.24%	U.S. Bank, N.A.	$16,856	4.99%
National City Bank	6,435	3.00	Fifth Third Bank	5,539	4.73
Fifth Third Bank	5,789	2.85	National City Bank	4,696	5.01
The Huntington National Bank	3,060	2.48	The Huntington National Bank	3,085	5.10
First Tennessee Bank, N.A.	3,041	2.31	KeyBank, N.A.	2,609	4.05

Total of Top 5	$35,181	2.99	Total of Top 5	$32,785	4.89

Total Advances (Principal)	$57,156	3.24	Total Advances (Principal)	$52,953	4.77

Top 5 Percent of Total	62%		Top 5 Percent of Total	62%

Advance balances of the top five borrowers constituted 62 percent of Advances on both June 30, 2008 and December 31, 2007. We believe that having some large members who heavily use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase capital leverage, enhance dividend returns, and provide more competitively priced Mission Asset Activity.
The market penetration of members’ Advance usage increased during the first six months of 2008. On June 30, 2008, 78 percent of stockholders had Advance borrowings with us, compared to 74 percent at the end of 2007. This change represented 31 additional borrowers. Also, on June 30, 2008, the simple (unweighted) average ratio of each member’s Advance to its total assets was 5.74 percent, compared to 5.14 percent at the end of 2007. We believe these ratios indicate that members rely on our Advances for a key source of funding and liquidity, and that this reliance increased in the first half of 2008 due to members’ response to the financial market’s challenging credit and liquidity conditions. Also, the daily fluctuation of Advances continued to be high. We believe the ability of members to quickly and cost effectively change how they use Advances is a significant source of membership value, even for those members who do not borrow from us heavily or at all. However, the high volatility presents challenges in efficiently funding Advances, managing our capital leverage, and balancing Advance pricing while also generating a competitive return on capital. Advance volatility requires us to maintain a sizable liquidity portfolio in money market investments.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the asset composition tables, on both an ending-balance and average-balance basis, the total principal balances in the Mortgage Purchase Program for the first two quarters of 2008 were relatively stable compared with year-end 2007 and the first two quarters of 2007. This continued a trend from the years 2005-2007. In the third quarter of 2007, our largest mortgage seller, National City Bank, stopped selling us mortgage loans. Although the amount of mortgage loans held by us from National City Bank has not decreased significantly to date because prepayment speeds have been moderate, we believe a significant decrease in mortgage loans outstanding from National City Bank would not hinder our ability to continue offering the Program to other members.
We believe the relative stability in the Program reflected an overall lackluster economy in our District and difficulties with the mortgage market including reductions in home prices in many markets. These factors reduced the growth rate of mortgage originations and refinancings. Our focus continues to be on recruiting more members to participate in the Program and on increasing the number of regular sellers.
The following table reconciles changes in the Program’s principal balances (excluding Mandatory Delivery Contracts) in the first six months this year.

Mortgage Purchase
(In millions)	Program Principal

Balance at December 31, 2007	$8,862
Principal purchases	559
Principal paydowns	(843)

Balance at June 30, 2008	$8,578

We closely track the refinancing incentives of all of our mortgage assets because the mortgage prepayment option is one of our largest sources of market risk exposure. The principal paydowns in the first half of 2008 equated to an annual constant prepayment rate of 15 percent, compared to nine percent in all of 2007. The 2008 acceleration in prepayment speeds was due to a substantial decrease in mortgage rates in the fourth quarter of 2007 and the first quarter of 2008. However, the refinancing response was muted by the well-publicized difficulties in the mortgage market, including lower overall home prices and tighter mortgage credit conditions. Because there were not significant amounts of paydowns or new purchases in the first two quarters of 2008, the Program’s composition of principal balances by loan type, original final maturity, and mortgage note rate did not change materially from year-end 2007.

As shown in the following table, the percentage of principal balances from members supplying 10 percent or more of total balances was similar at June 30, 2008 to that at year-end 2007, a trend also seen in prior years. The decrease in the percentage of loans outstanding from National City Bank reflected its lack of new activity with us in the last year.

	June 30, 2008		December 31, 2007
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$4,953	58%	$5,378	61%
Union Savings Bank	2,055	24	1,992	22

Total	$7,008	82%	$7,370	83%

After being relatively narrow during most of 2007, spreads to funding costs on new mortgage assets widened substantially in the fourth quarter of 2007. This continued in the first six months of 2008, although the net spreads were very volatile, which is consistent with the difficulties in the mortgage markets.
Investments
Money Market Investments
Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and available-for-sale securities (if applicable). The composition of our money market investment portfolio varies over time based on relative value considerations. Daily balances can fluctuate significantly, usually within a range of $8,000 million to $20,000 million, due to numerous factors: changes in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, net spreads, opportunities to warehouse debt at attractive rates for future use, and management of capital leverage. Our investment portfolio continued to benefit us by providing liquidity, enhancing earnings and management of market risk and capitalization, and supporting the housing markets. In the first six months of 2008, compared to the same period in 2007, the average principal balance of short-term money market investments decreased $4,168 million. The decrease was directly related to the significant growth in Advances and our desire to control financial leverage at prudent levels.
Mortgage-Backed Securities
As permitted under Finance Board Regulations, we invest in mortgage-backed securities in order to enhance profitability and, therefore, membership value, and to help support the housing market. Mortgage-backed securities currently comprise most of the held-to-maturity securities and all of the trading securities on the Statements of Condition. Our long-term objective is to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital currently permitted by Finance Board Regulation, consistent with a favorable market risk/return tradeoff. This multiple was 2.99 on June 30, 2008.
The following table reconciles changes in the principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) in the first six months of 2008.

Mortgage-backed
(In millions)	Securities Principal
Balance at December 31, 2007	$12,157
Principal purchases	1,749
Principal paydowns	(1,157)

Balance at June 30, 2008	$12,749

We made no purchases during the first quarter of 2008 and the fourth quarter of 2007, because the stock repurchases we made in the second half of 2007 resulted in a mortgage-backed security multiple above three at the end of 2007. In the first quarter of 2008, the multiple fell below three as principal paydowns occurred, and we were able to purchase new securities in the second quarter. The principal paydowns in the first two quarters of 2008 equated to an annual constant prepayment rate of 18 percent, similar to the 16 percent rate for all of 2007. The negligible increase in our mortgage-backed security prepayment speeds, compared to the Mortgage Purchase Program, was because: 1) our mortgage-backed securities currently have lower book coupon rates than the loans in the Mortgage Purchase Program and 2) we tend to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment sensitivity than the whole mortgages in the Mortgage Purchase Program.

As discussed in the “Business Related Developments and Update on Risk Factors” section, the Finance Board has approved our request to temporarily expand our mortgage-backed security multiple up to an additional 1.5 times regulatory capital. In July, we began such expansion, and at the end of July the multiple was 3.19.
The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	June 30, 2008	December 31, 2007

Security Type
Collateralized mortgage obligations	$5,055	$5,170
Pass-throughs (1)	7,694	6,987

Total	$12,749	$12,157

Collateral Type
15-year collateral	$5,679	$6,292
20-year collateral	3,235	2,088
30-year collateral	3,835	3,777

Total	$12,749	$12,157

Issuer
GSE residential mortgage-backed securities	$12,408	$11,782
Agency residential mortgage-backed securities	15	20
Private-label residential mortgage-backed securities	326	355

Total	$12,749	$12,157

(1)	At June 30, 2008 and December 31, 2007, $3 million and $4 million, respectively, of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs. We owned no 30-year fixed-rate pass-throughs.
The allocations of mortgage-backed securities were relatively stable, except that we increased the allocation of 20-year collateral and decreased the allocation of 15-year collateral. This change, which began in 2007, was driven by our assessment of 20-year collateral’s current comparatively favorable risk/return tradeoff and by our desire to enhance the diversification of collateral types among our mortgage assets. We have historically held a very small amount of private-label securities, and as we discuss in “Quantitative and Qualitative Disclosures About Risk Management,” we do not consider any of our investment securities to be other-than-temporarily impaired at June 30, 2008.

Consolidated Obligations
Our primary source of funding and liquidity is through participating in the issuance of the System’s debt securities—Consolidated Obligations—in the capital markets. The table below presents, for the periods indicated, the ending and average balances of our participations in Consolidated Obligations. All of our Obligations issued and outstanding in 2008, as in the last several years, had “plain-vanilla” interest terms. None had step-up, inverse floating rate, convertible, range, or zero-coupon structures.

	Six Months Ended		Year Ended		Six Months Ended
(In millions)	June 30, 2008		December 31, 2007		June 30, 2007
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$41,514	$39,084	$35,576	$24,852	$19,885	$22,423
Discount	(66)	(92)	(139)	(89)	(63)	(77)

Total Consolidated Discount Notes	41,448	38,992	35,437	24,763	19,822	22,346

Consolidated Bonds:
Unswapped fixed-rate	25,398	23,854	25,514	25,890	25,733	26,059
Unswapped adjustable-rate	10,025	11,116	8,143	4,670	5,277	3,340
Swapped fixed-rate	11,796	11,730	12,507	23,051	26,419	24,946

Total Par Consolidated Bonds	47,219	46,700	46,164	53,611	57,429	54,345

Other items (1)	23	69	15	(118)	(168)	(156)

Total Consolidated Bonds	47,242	46,769	46,179	53,493	57,261	54,189

Total Consolidated Obligations (2)	$88,690	$85,761	$81,616	$78,256	$77,083	$76,535

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 8 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $1,255,475 and $1,189,706 at June 30, 2008 and December 31, 2007, respectively.
Balances of the various components of Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategies. In the second half of 2007 and the first six months of 2008, the balances of Discount Notes and unswapped adjustable-rate Consolidated Bonds increased substantially on both an average and ending balance basis. We increased the balance of Discount Notes because their relative cost improved significantly more than the net cost of swapped Bonds (which create funding that reprices typically monthly or quarterly), principally because of the financial market disruptions. We increased the balance of unswapped adjustable-rate Bonds to provide more diversity in funding sources and to help manage liquidity. The ability to have three different sources of short-term and adjustable-rate funding is an important component in managing our financial performance.
The decrease in the average balance of unswapped fixed-rate Bonds resulted principally from calling $7.0 billion of Bonds in the first quarter, which we replaced with new debt (both Bonds and Discount Notes), and from not replacing all the Bonds that matured during the quarter. As part of our ongoing market risk management, we replaced many called Bonds that had relatively short remaining maturities with short-term Discount Notes instead of with new callable Bonds. This strategy improved earnings because the Discount Notes had lower interest costs than new callable Bonds; it also enabled us to better position the balance sheet to mitigate against the possibility of accelerated mortgage prepayment speeds. In the second quarter of 2008, we increased the balance of unswapped fixed-rate Bonds and, at June 30, the balance was similar to ending and average balances in the 2007 periods presented. The growth in these Bonds in the second quarter was for the purpose of funding our purchases of mortgage-backed securities and our continuing balance sheet management activities including further reductions in our market risk exposure.

The following table shows the allocation on June 30, 2008 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). The allocations were consistent with those in the last several years.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

Due in 1 year or less	$25	$2,744	$4	$2,773	$9,215
Due after 1 year through 2 years	265	3,691	5	3,961	280
Due after 2 years through 3 years	1,570	2,905	5	4,480	70
Due after 3 years through 4 years	1,565	1,705	38	3,308	-
Due after 4 years through 5 years	880	2,197	43	3,120	-
Thereafter	5,260	2,329	167	7,756	-

Total	$9,565	$15,571	$262	$25,398	$9,565

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

(In millions)	June 30, 2008	December 31, 2007

Total Par Value Eligible Assets	$94,559	$86,755
Total Par Value Consolidated Obligations	(88,733)	(81,740)

Excess Eligible Assets	$5,826	$5,015

Deposits
As shown on the Statements of Condition and the Average Balance Sheet and Yield/Rate tables, in the first two quarters of 2008, deposit balances had a substantial percentage increase on both an average and ending basis. However, consistent with recent years, they continued to be a small amount of our funding.
Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Risk Management” section, and our liquidity in the “Liquidity Risk and Contractual Obligations” section, of “Quantitative and Qualitative Disclosures About Risk Management.”
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

The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods indicated.
       GAAP and Regulatory Capital

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2008		December 31, 2007		June 30, 2007
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,844	$3,683	$3,473	$3,610	$3,692	$3,669
SFAS 150-Related Stock	129	122	118	132	33	65

Regulatory Capital Stock	3,973	3,805	3,591	3,742	3,725	3,734
Retained Earnings	304	320	286	302	273	286

Regulatory Capital	$4,277	$4,125	$3,877	$4,044	$3,998	$4,020

       GAAP and Regulatory Capital-to-Assets Ratios

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2008		December 31, 2007		June 30, 2007
	Period End	Average	Period End	Average	Period End	Average
GAAP	4.36%	4.32%	4.30%	4.63%	4.77%	4.79%
Regulatory	4.50	4.46	4.44	4.80	4.81	4.87
In the first six months of 2008, we continued to operate within our regulatory and policy limits for financial leverage. As measured by a lower regulatory capital-to-assets ratio, our capital was more levered in the first half of this year compared to 2007. We believe we can continue to effectively manage the moderate additional amount of market risk exposure that has resulted from the greater leverage, which resulted from several factors:
▪	strong Advance growth beginning in the second half of 2007;

▪	the inability to pay stock dividends in 2007 given our excess stock position in the context of the Finance Board’s Capital Rule;

▪	our repurchases in 2007 of mandatorily redeemable capital stock; and

▪	our desire to maintain sufficient investment liquidity, especially during the disruptions in the financial markets.
Changes in Capital Stock Balance
The following table presents changes in our regulatory capital stock balances in the first six months of 2008.

(In millions)

Regulatory stock balance at December 31, 2007	$3,591

Stock purchases:
Membership stock	62
Activity stock	220
Stock dividends	100

Regulatory stock balance at June 30, 2008	$3,973

The $382 million increase in regulatory stock resulted principally from the continued growth in Advances, which required some members to purchase additional stock, including one member affected by the change to our Capital Plan described in the “Executive Summary.” We also paid dividends in the first two quarters of 2008 in the form of additional shares of stock, which increased capital stock by $100 million.

Excess Stock
The following table shows for the dates indicated the amount of available cooperative capital (i.e., cooperative excess stock as defined in our Capital Plan), the amount of capital stock utilized cooperatively to capitalize Mission Asset Activity, and the amount of Mission Asset Activity capitalized with cooperative capital.

(In millions)	June 30, 2008	December 31, 2007

Available cooperative excess capital stock	$368	$282

Cooperative utilization of capital stock	$438	$525

Mission Asset Activity capitalized with cooperative capital stock	$10,944	$13,129

On June 30, 2008, cooperative utilization of stock continued to provide capital for a material portion (15 percent) of Mission Asset Activity. If our Capital Plan did not have a cooperative capital feature, members would have had to purchase an additional $438 million of stock to have the same total amount of Mission Asset Activity outstanding.
The Finance Board’s Capital Rule does not permit us to pay stock dividends if the amount of our excess stock (defined by the Finance Board to include stock cooperatively utilized in accordance with our Capital Plan) would exceed one percent of our total assets after the dividend. The following table shows for the dates indicated the amount of our excess stock (per the Finance Board’s definition). On June 30, 2008, we were substantially below the regulatory threshold and paid a stock dividend. We cannot predict if our excess stock will be above or below the regulatory limit in the future.

(In millions)	June 30, 2008	December 31, 2007

Excess capital stock (Finance Board definition)	$862	$807

Total assets	$95,017	$87,335

Regulatory limit on excess capital stock (one percent of total assets)	$950	$873

Excess capital stock (below) above regulatory limit	$(88)	$(66)

Retained Earnings
On June 30, 2008, stockholders’ investment in our company was supported by $304 million of retained earnings, which represented eight percent of total regulatory capital stock (including mandatorily redeemable (SFAS 150) stock) and 0.32 percent of total assets. Our Board of Directors considers the distribution of earnings among dividends and retained earnings in the context of paying stockholders a competitive dividend and having an adequate amount of retained earnings to mitigate impairment risk and augment dividend stability in light of the risks our FHLBank faces. Severe losses that exceed the amount of our retained earnings could force members to recognize impairment and write down the par value of their capital stock investment in our FHLBank. Our current Retained Earnings Policy establishes a range of adequate retained earnings for our FHLBank of between $130 million and $260 million.
Membership and Stockholders
On June 30, 2008, we had 728 member stockholders. During the first half of 2008, ten new members became stockholders, while seven were lost due to mergers, producing a net gain of three member stockholders. Six of the members lost merged with other Fifth District members and one merged with an institution outside of the Fifth District. The impact on Mission Asset Activity and earnings from these membership changes was negligible. Modest fluctuations in Mission Asset Activity and earnings from membership changes are a normal part of our business operations. More pronounced effects could result from the loss of one or more of our largest users.

From year-end 2007 to June 30, 2008, there were no material changes in the percentage of members we have from total eligible companies, in the composition of membership by state, or in the allocation of member stockholders by their asset size. The following tables list institutions holding five percent or more of outstanding Class B capital stock on the dates indicated. The amounts include stock held by any known affiliates that are members of our FHLBank.

(Dollars in millions)
June 30, 2008			December 31, 2007
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$830	21%	U.S. Bank, N.A.	$675	19%
Fifth Third Bank	382	10	Fifth Third Bank	372	10
National City Bank	359	9	National City Bank	327	9
The Huntington National Bank	237	6	The Huntington National Bank	231	7
AmTrust Bank	220	5	AmTrust Bank	214	6

Total	$2,028	51%	Total	$1,819	51%

The growth in stock holdings of U.S. Bank, N.A. was due to its increase in Advance borrowings throughout the first half of 2008 and the change in our Capital Plan which reduced (from $200 million to $100 million) the amount of our excess stock any one member can use to capitalize its Mission Asset Activity. All except AmTrust Bank also had the highest Advance balances outstanding with us on both dates. Continuing a trend from prior years, on June 30, 2008, the 51 percent concentration of capital stock from our five largest stockholders was substantially less than the 62 percent concentration of the top five Advance borrowers.
RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for the three and six months ended June 30, 2008 and 2007. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of stockholders’ equity for the respective period.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008		2007		2008		2007
	Amount	ROE	Amount	ROE	Amount	ROE	Amount	ROE

Net interest income	$97	6.95%	$107	7.93%	$176	6.48%	$206	7.73%

Net gain (loss) on derivatives and hedging activities	2	0.15	-	(0.02)	(1)	(0.02)	(2)	(0.06)
Other non-interest income	2	0.13	1	0.10	4	0.13	3	0.09

Total non-interest income	4	0.28	1	0.08	3	0.11	1	0.03

Total revenue	101	7.23	108	8.01	179	6.59	207	7.76

Total other expense	(12)	(0.85)	(12)	(0.90)	(23)	(0.86)	(23)	(0.89)
Assessments	(24)	(a)	(25)	(a)	(42)	(a)	(49)	(a)

Net income	$65	6.38%	$71	7.11%	$114	5.73%	$135	6.87%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
For both the three and six months ended June 30, 2008, all of the decrease in net income and in the ROE resulted from lower net interest income. For all periods presented, the unrealized market value gains and losses related to accounting for derivatives under SFAS 133 were negligible and well within the range of normal for our business.

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
Components of Net Interest Income
The following table shows, for the three and six months ended June 30, 2008 and 2007, the two major components of net interest income, as well as the three major subcomponents of the net interest spread.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2008		2007		2008		2007
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets

Components of net interest rate spread:
Other components of net interest rate spread	$64	0.28%	$53	0.26%	$112	0.24%	$104	0.26%
Net (amortization)/accretion (1) (2)	(5)	(0.02)	(4)	(0.02)	(20)	(0.04)	(12)	(0.03)
Prepayment fees on Advances, net (2)	1	-	2	0.01	1	-	3	-

Total net interest rate spread (3)	60	0.26	51	0.25	93	0.20	95	0.23

Earnings from funding assets with interest-free capital	37	0.15	56	0.27	83	0.18	111	0.28

Total net interest income/net interest margin	$97	0.41%	$107	0.52%	$176	0.38%	$206	0.51%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by book yield on interest-earning assets minus book cost of interest-bearing liabilities.
For the six-months comparison, most of the $30 million decrease in net interest income occurred from a large reduction in the earnings generated by funding a portion of our short-term and adjustable-rate assets with capital. For the three-months comparison, all of the $10 million decrease in net interest income occurred from the reduction in earnings from capital, part of which was offset by a $9 million increase in the net interest rate spread. The reductions in earnings from capital resulted from the significant reductions in short-term interest rates.
For the six-months comparison, there was an $8 million increase in net amortization in accordance with SFAS 91. Almost all of this was due to recognition of an additional $7 million in concession (i.e., selling) expenses associated with our calling a large amount of Consolidated Obligation Bonds in the first quarter of 2008 as intermediate- and long-term interest rates fell. If the net amortization had not increased, the first quarter’s ROE would have been higher by approximately 60 basis points. The net amortization of purchase premiums and discounts related to mortgage assets had a relatively minor change of $1.1 million, although mortgage amortization can be, and has been, significant.
Advance prepayment fees, which we record as net interest income, were less than $3 million in all four periods presented. Advance prepayment fees can be, and in the past have been, significant. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances. They do not necessarily indicate a trend that will continue in future periods.

Excluding net amortization and prepayment fees, the other components of the net interest rate spread increased $8 million in the six-months comparison and $11 million in the three-months comparison period. The changes in the other components were the net result of several material factors discussed below in estimated descending order of their impact. All factors were applicable for both of the first two quarters of 2008, except for one factor as noted. The exception explains the difference in the total change in the other components between the first quarter and the second quarter.
▪	Wider spreads on short-term assets compared to funding costs—Favorable: In the second half of 2007 and the first two quarters of 2008 average spreads on many assets, especially short-term and adjustable-rate assets, widened substantially relative to their funding costs. The interest costs of our short-term funding sources relative to LIBOR improved significantly due to the disruptions in the financial markets, as discussed in “Conditions in the Economy and Financial Markets.” This substantially increased our earnings and ROE in 2008 compared to 2007. Although it is difficult to determine a precise impact, we estimated that this factor raised net interest income by $15 million to $25 million and ROE by 50 to 100 basis points in the first six months of 2008. In June and, especially, July, there was partial to full dissipation of the more favorable spreads due in part to the financial issues with certain GSEs. We do not know whether, for how long, or the extent to which the disruptions in the financial markets will continue to benefit our earnings, or if the dissipation in the more favorable spreads will be temporary.

▪	Maturity of low cost debt—Unfavorable: One of our key strategies in managing market risk exposure is to fund mortgage assets with a mix of long-term noncallable and callable unswapped Consolidated Bonds having a wide range of final maturities. In the last two quarters of 2007 and the first two quarters of 2008, a total of $2.9 billion of such Bonds, with a weighted average coupon of 3.54 percent, matured. These low cost Bonds tend to have average book costs substantially below the book yields of the mortgage assets they mostly funded. For example, the average book cost for the first six months was 5.32 percent for the Mortgage Purchase Program and 4.90 percent for mortgage-backed securities. As a result, when the Bonds matured and the related mortgage assets paid down, earnings decreased because we tended to replace the mortgages with new mortgages at lower net spreads (which ranged from approximately 40 basis points to 100 basis points in the first six months of 2008). This factor may continue to decrease earnings in the remainder of 2008 and in 2009. Although it is difficult to determine a precise impact, we estimated that this factor lowered net interest income by $10 million to $20 million and ROE by 35 to 75 basis points in the first six months of 2008.

▪	Large overnight asset gap—Unfavorable: In the last several years, we have carried a large overnight asset gap of approximately $10 billion to $15 billion. This resulted from the preferences of some members for overnight funding and, during the current financial market disruptions, from restricting the maturities of many of our money market investments to overnight maturities to ensure adequate liquidity and to provide additional flexibility in mitigating our unsecured credit risk exposure. Because we have limited sources of overnight funding, we tend to fund these overnight assets with longer-term liabilities having maturities of up to several months. Because short-term interest rates decreased significantly in the first quarter of 2008, the overnight asset gap lowered earnings as the assets repriced sooner than the related funding. Although it is difficult to determine a precise impact, we estimated that this factor lowered net interest income by $10 million to $15 million and ROE by 35 to 75 basis points in the first six months of 2008. Because short-term interest rates were relatively stable in the second quarter, this factor had a minor impact in that quarter.

▪	Re-issuing called Consolidated Bonds at lower rates—Favorable: As discussed elsewhere, during the first quarter of 2008, we called $7.0 billion of unswapped Bonds and replaced them with new debt (both Bonds and Discount Notes) at lower interest rates, even though we tended to extend the final maturity of this portfolio in order to reduce market risk exposure. Although it is difficult to determine a precise impact, we estimated that this factor raised net interest income by $5 million to $10 million and ROE by 20 to 40 basis points in the first six months of 2008.

▪	Growth in average asset balances—Favorable: Average total assets expanded by $10.0 billion in the first six months of 2008 compared to the same period of 2007. Most of the growth was in Advances principal balances, which increased $13.5 billion. Based on a range of estimates of the average spreads we earned on the new assets, we estimate that this factor raised net interest income by $5 million to $10 million and ROE by 20 to 40 basis points in the first six months of 2008.

Average Balance Sheet and Yield/Rates
The following tables provide yields/rates and average balances for major balance sheet accounts for the three and six months ended June 30, 2008 and 2007. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$61,909	$439	2.85%	$46,706	$619	5.31%
Mortgage loans held for portfolio (2)	8,724	116	5.36	8,698	117	5.39
Federal funds sold and securities purchased under resale agreements	10,015	54	2.15	6,490	86	5.34
Other short-term investments (3)	25	-	2.83	1,160	15	5.33
Interest-bearing deposits in banks (4)	1,684	10	2.44	7,349	98	5.36
Mortgage-backed securities	11,998	146	4.89	12,009	143	4.77
Other long-term investments	15	-	5.09	20	-	5.76
Loans to other FHLBanks	15	-	2.03	4	-	5.34

Total earning assets	94,385	765	3.26	82,436	1,078	5.25

Allowance for credit losses on mortgage loans	-			-
Other assets	317			367

Total assets	$94,702			$82,803

Liabilities and Capital
Term deposits	$96	1	2.79	$167	2	5.27
Other interest bearing deposits (4)	1,540	7	1.86	941	12	5.03
Short-term borrowings	41,214	229	2.23	20,801	271	5.22
Unswapped fixed-rate Consolidated Bonds	24,414	280	4.61	25,992	292	4.51
Unswapped adjustable-rate Consolidated Bonds	10,780	72	2.71	4,365	57	5.27
Swapped Consolidated Bonds	11,316	76	2.70	25,627	337	5.27
Mandatorily redeemable capital stock	125	3	10.66	31	-	6.50
Other borrowings	1	-	2.19	-	-	-

Total interest-bearing liabilities	89,486	668	3.00	77,924	971	5.00

Non-interest bearing deposits	5			19
Other liabilities	1,129			881
Total capital	4,082			3,979

Total liabilities and capital	$94,702			$82,803

Net interest rate spread			0.26%			0.25%

Net interest income and net interest margin		$97	0.41%		$107	0.52%

Average interest-earning assets to interest-bearing liabilities			105.47%			105.79%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	For the three months ended June 30, 2007, other short-term investments are primarily composed of securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39. See Note 1 of the Notes to Unaudited Financial Statements for further information.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Advances	$60,317	$1,014	3.38%	$46,222	$1,214	5.30%
Mortgage loans held for portfolio (2)	8,803	233	5.32	8,612	228	5.35
Federal funds sold and securities purchased under resale agreements	9,018	114	2.55	7,415	196	5.34
Other short-term investments (3)	25	-	3.06	1,022	27	5.34
Interest-bearing deposits in banks (4)	2,055	37	3.58	6,829	182	5.36
Mortgage-backed securities	11,956	291	4.90	12,035	285	4.78
Other long-term investments	15	1	5.23	21	1	5.78
Loans to other FHLBanks	17	-	2.81	2	-	5.34

Total earning assets	92,206	1,690	3.68	82,158	2,133	5.24

Allowance for credit losses on mortgage loans	-			-
Other assets	337			354

Total assets	$92,543			$82,512

Liabilities and Capital
Term deposits	$92	2	3.48	$147	4	5.26
Other interest bearing deposits (4)	1,414	16	2.29	923	23	5.01
Short-term borrowings	38,992	545	2.81	22,346	579	5.23
Unswapped fixed-rate Consolidated Bonds	23,854	559	4.71	26,042	582	4.51
Unswapped adjustable-rate Consolidated Bonds	11,116	187	3.39	3,340	87	5.27
Swapped Consolidated Bonds	11,799	200	3.40	24,807	650	5.28
Mandatorily redeemable capital stock	122	5	8.04	65	2	6.46
Other borrowings	2	-	2.04	-	-	-

Total interest-bearing liabilities	87,391	1,514	3.48	77,670	1,927	5.01

Non-interest bearing deposits	5			10
Other liabilities	1,148			883
Total capital	3,999			3,949

Total liabilities and capital	$92,543			$82,512

Net interest rate spread			0.20%			0.23%

Net interest income and net interest margin		$176	0.38%		$206	0.51%

Average interest-earning assets to interest-bearing liabilities			105.51%			105.78%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	For the six months ended June 30, 2007, other short-term investments are primarily composed of securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39. See Note 1 of the Notes to Unaudited Financial Statements for further information.

For all but three accounts, the average rate of each asset and liability category was lower in the 2008 periods than in the 2007 periods. Most of the accounts that had lower average rates have short-term maturities or adjustable-rate features, which were repriced to lower rates corresponding to the large reductions in short-term market rates. The mandatorily redeemable capital stock account had a large increase in average rate for the 2008 periods because we changed the timing of payment of our dividends earlier this year, which resulted in the accrual of additional interest expense in the second quarter of 2008. The mortgage-backed securities and unswapped fixed-rate Consolidated Bond accounts had higher average rates for the following reasons:
▪	For mortgage-backed securities, rates on new mortgages rose in the third quarter of 2007 and the second quarter of 2008. The securities we purchased in these quarters affected the account’s average rate in the 2008 periods. By comparison, as explained in the “Analysis of Financial Condition,” we made no purchases of mortgage-backed securities in the fourth quarter of 2007 and the first quarter of 2008 when average mortgage rates were lower.

▪	As discussed above, in the fourth quarter of 2007 and especially in the first quarter of 2008, we retired a large amount of callable Consolidated Bonds and replaced them with Bonds having lower rates. These actions lowered the average rate on this account. However, the continued maturity throughout 2007 and the first two quarters of 2008 of a large amount of Bonds with relatively low book costs and the additional concession expenses related to calling many of the Bonds in this account more than offset, on a combined basis, the reduction in the book cost from calling the Bonds.
Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table for the periods indicated. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2008 over 2007			June 30, 2008 over 2007
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$202	$(382)	$(180)	$370	$(570)	$(200)
Mortgage loans held for portfolio	-	(1)	(1)	5	-	5
Federal funds sold and securities purchased under resale agreements	47	(79)	(32)	43	(125)	(82)
Other short-term investments	(15)	-	(15)	(26)	(1)	(27)
Interest-bearing deposits in banks	(76)	(12)	(88)	(127)	(18)	(145)
Mortgage-backed securities	-	3	3	(2)	8	6
Other long-term investments	-	-	-	-	-	-
Loans to other FHLBanks	-	-	-	-	-	-

Total	158	(471)	(313)	263	(706)	(443)

Increase (decrease) in interest expense
Term deposits	(1)	-	(1)	(1)	(1)	(2)
Other interest-bearing deposits	7	(12)	(5)	12	(19)	(7)
Short-term borrowings	265	(307)	(42)	432	(466)	(34)
Unswapped fixed-rate Consolidated Bonds	(17)	5	(12)	(49)	26	(23)
Unswapped adjustable-rate Consolidated Bonds	84	(69)	15	203	(103)	100
Swapped Consolidated Bonds	(188)	(73)	(261)	(341)	(109)	(450)
Mandatorily redeemable capital stock	2	1	3	2	1	3
Other borrowings	-	-	-	-	-	-

Total	152	(455)	(303)	258	(671)	(413)

Increase (decrease) in net interest income	$6	$(16)	$(10)	$5	$(35)	$(30)

The rate contribution category was responsible for all of the decrease in total net interest income in both comparison periods. This represented the effects of the unfavorable factors net of the favorable factors, as discussed above, especially the impact of lower short-term interest rates on the earnings generated from funding assets with capital.

Effect of the Use of Derivatives on Net Interest Income
The primary reason we use derivatives, most of which are interest rate swaps, is to hedge the fixed-rate interest rate terms of Advances and Consolidated Obligations. The following table shows the effect of derivatives on our net interest income for the periods indicated.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Advances (1)	$(58)	$17	$(73)	$31
Mortgage purchase commitments (2)	1	-	1	1
Consolidated Obligations (1)	27	(26)	35	(62)

Decrease to net interest income	$(30)	$(9)	$(37)	$(30)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
Although our overall use of derivatives lowered net interest income for the periods presented, they made our earnings and market risk profile significantly more stable because they effectively create net-adjustable-rate LIBOR-based coupon rates for both fixed-rate Advances and fixed-rate Obligations. For each period, the total decrease in net interest income resulting from derivatives activity represented the net effect of three factors, which depend on changes in both short-term LIBOR and in the relative notional principal amounts of swapped Advances and swapped Obligations:
▪	the economic cost of hedging purchased options embedded in Advances;

▪	converting below-market coupons to at-market coupons on swapped Advances with purchased options; and

▪	converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Consolidated Obligations.
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the three and six months ended June 30, 2008 and 2007. Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. We continue to maintain a sharp focus on our operating costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007

Other Income
Net gain (loss) on derivatives and hedging activities	$2	$-	$(1)	$(2)
Other non-interest income, net	2	1	4	3

Total other income	$4	$1	$3	$1

Other Expense
Compensation and benefits	$6	$6	$13	$13
Other operating expense	3	3	6	6
Finance Board	1	1	2	1
Office of Finance	1	1	1	1
Other expenses	1	1	1	2

Total other expense	$12	$12	$23	$23

Average total assets	$94,702	$82,803	$92,543	$82,512
Average regulatory capital	4,212	4,016	4,125	4,020

Total other expense to average total assets (1)	0.05%	0.06%	0.05%	0.06%
Total other expense to average regulatory capital (1)	1.11%	1.21%	1.13%	1.19%
(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

REFCORP and Affordable Housing Program Assessments
Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.8 percent effective annualized net assessment rate. Depending on the level of the FHLBank System’s earnings, the REFCORP assessment is currently expected to be statutorily retired at some point between 2010 and 2015, and is likely to be retired closer to the earlier date.
In the first six months of 2008, assessments totaled $42 million, which reduced the ROE by 210 basis points, compared to $49 million in the first six months of 2007, which reduced the ROE by 249 basis points. The burden of assessments fell because net income before assessments decreased 15 percent while average capital increased (by $50 million).
Segment Information
Note 13 of the Notes to Unaudited Financial Statements presents information on the two operating business segments we have identified. It is important to note that we manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than at the level of individual operating business segments. Under this approach, the market risk/return profile of each operating business segment does not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes each segment’s operating results for the three and six months ended June 30, 2008 and 2007.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended June 30, 2008

Net interest income	$74	$23	$97

Net income	$50	$15	$65

Average assets	$85,935	$8,767	$94,702

Assumed average capital allocation	$3,704	$378	$4,082

Return on Average Assets (1)	0.23%	0.67%	0.28%

Return on Average Equity (1)	5.44%	15.59%	6.38%

Three Months Ended June 30, 2007

Net interest income	$81	$26	$107

Net income	$53	$18	$71

Average assets	$72,671	$10,132	$82,803

Assumed average capital allocation	$3,492	$487	$3,979

Return on Average Assets (1)	0.29%	0.69%	0.34%

Return on Average Equity (1)	6.10%	14.37%	7.11%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total

Six Months Ended June 30, 2008

Net interest income	$130	$46	$176

Net income	$84	$30	$114

Average assets	$83,697	$8,846	$92,543

Assumed average capital allocation	$3,617	$382	$3,999

Return on Average Assets (1)	0.20%	0.68%	0.25%

Return on Average Equity (1)	4.68%	15.75%	5.73%

Six Months Ended June 30, 2007

Net interest income	$157	$49	$206

Net income	$102	$33	$135

Average assets	$72,449	$10,063	$82,512

Assumed average capital allocation	$3,467	$482	$3,949

Return on Average Assets (1)	0.28%	0.66%	0.33%

Return on Average Equity (1)	5.91%	13.81%	6.87%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
For this segment, the 66 basis point decrease and 123 basis point decrease in the ROE for the three-months comparison and six-months comparison, respectively, resulted from the unfavorable factors identified above for the entire balance sheet, net of the favorable factors.
Mortgage Purchase Program Segment
For this segment, the 122 basis point increase and 194 basis point increase in the ROE for the three-months comparison and six-months comparison, respectively, resulted primarily from 1) an increase in financial leverage, which corresponded to an increase in leverage for the whole balance sheet, 2) re-issuing called Consolidated Bonds at lower rates of interest, and 3) eliminating $1.4 billion of low-yielding overnight Federal funds that had been assigned to this portfolio (see the last paragraph of this section for explanation).
However, net income decreased $3 million for each comparison period, which reflected the unfavorable effects of lower short-term interest rates, the maturity of low cost unswapped Bonds, and the additional concession expense discussed in the “Net Interest Income” section above. Greater financial leverage does not necessarily increase net income.
Prior to the first quarter of 2008, the segment had a substantial amount of Federal funds assets because we had assigned more debt to the segment than mortgage assets. Many of the Consolidated Bonds that we called in the first quarter had been assigned to this segment. We replaced some of the Bonds with short-term Discount Notes (see the “Consolidated Obligations” section of “Analysis of Financial Condition” for discussion), which we did not allocate to the segment and which also caused the asset balance of the Federal funds to decrease. By themselves, these changes improved the segment’s net income and ROE because the yield on the Federal funds was substantially lower than the book cost of the Bonds that we called.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
We believe that our most significant risks are business risk and market risk. Business risk is the potential adverse impact on achievement of our mission or corporate objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events over which we may have limited control or influence. The “Executive Overview” discusses several areas related to business risk.
Market Risk
Measurement and Management of Market Risk Exposure
Our primary challenges in managing long-term market risk exposure, which includes the level and volatility of earnings, arise from the tradeoff between earning a competitive return and correlating profitability with short-term interest rates, and from the market risk exposure of owning mortgage assets on which we have sold prepayment options. We hedge the market risk of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Obligation Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. Because it is normally cost-prohibitive to completely hedge mortgage prepayment risk, a residual amount of market risk typically remains after funding and hedging activities.
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
In addition, Finance Board Regulations and internal guidelines provide additional management controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. Historically, we have decided to not purchase a large amount of securities of private-label issuers, which we believe can have more volatility in prepayment speeds than GSE mortgage-backed securities, and have tended to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.
We complied with each of our policy limits for market risk exposure in each of the first six months of 2008, as we did in each month of 2007.
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
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Month-End Average Results

2008 Year-to-Date
Market Value of Equity	$3,656	$3,887	$3,966	$3,991	$3,964	$3,907	$3,767
% Change from Flat Case	(8.4)%	(2.6)%	(0.6)%	-	(0.7)%	(2.1)%	(5.6)%

2007 Full-Year
Market Value of Equity	$3,781	$3,967	$3,978	$3,935	$3,860	$3,767	$3,571
% Change from Flat Case	(3.9)%	0.8%	1.1%	-	(1.9)%	(4.3)%	(9.3)%

Month-End Results

June 30, 2008
Market Value of Equity	$3,790	$3,962	$3,989	$3,980	$3,950	$3,907	$3,814
% Change from Flat Case	(4.8)%	(0.5)%	0.2%	-	(0.8)%	(1.8)%	(4.2)%

December 31, 2007
Market Value of Equity	$3,477	$3,729	$3,809	$3,814	$3,765	$3,685	$3,497
% Change from Flat Case	(8.8)%	(2.2)%	(0.1)%	-	(1.3)%	(3.4)%	(8.3)%

Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Month-End Average Results

2008 Year-to-Date	(6.4)	(5.0)	(2.6)	0.3	2.4	3.5	3.7

2007 Full-Year	(6.3)	(2.0)	1.1	3.3	4.7	5.3	5.5

Month-End Results

June 30, 2008	(5.6)	(2.3)	(0.2)	1.2	2.1	2.6	2.5

December 31, 2007	(7.2)	(5.6)	(2.3)	1.5	3.7	5.0	5.2
In the first six months of 2008, we believe our market risk exposure continued to be moderate and well managed. In 2008, we have substantially lowered our long-term market risk exposure to higher long-term interest rates. This is indicated by smaller losses in the market value of equity and lower durations of equity in upward interest rate shocks. By March and continuing in the second quarter, this exposure was at its lowest level in the last several years. We lowered market risk exposure by extending the average maturity of the Consolidated Obligations portfolio, which was a result of replacing the large amount of debt that we called in the first quarter of 2008 with new lower rate Obligations at longer average maturities than the called Obligations. The sharply lower short-term and intermediate-term rates in the first quarter provided an opportunity to both reduce interest costs and enhance protection against future interest rate increases.
Another factor contributing to reduced market risk exposure to significantly higher long-term rates was that these rates rose in the second quarter. This tended to increase the interest rate sensitivity of our unswapped callable Consolidated Bonds more than our mortgage assets for further large interest rate increases. When there is a larger change in interest rate sensitivity to higher long-term rates for liabilities than for mortgage assets, measured market risk exposure can decrease.

Market Value Ratios of Capital and Stock
The ratio of the market value to book value of capital indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities. (Capital and capital stock in this section denote regulatory balances, which include mandatorily redeemable capital stock under SFAS 150. Capital includes stock and retained earnings). A ratio greater than 100 percent indicates that if we were to liquidate our balance sheet, we would be able to do so at a net gain of cash; while a ratio below 100 percent indicates that liquidation would involve a loss of cash. Changes in the market-to-book value ratio of capital provide an approximate measure of the value of future net interest income from the current balance sheet. The market values used in the ratio can represent potential real economic losses, unrealized opportunity losses, or temporary fluctuations. The market values do not include goodwill value or franchise value that could be realized in a liquidation. They also do not include the value of future business activity and therefore do not measure the market value of capital from the perspective of an ongoing business.
We also track the ratio of the market value of capital to the par value of our capital stock. This ratio excludes the amount of retained earnings in the denominator and therefore shows the ability of the market value of capital to protect the value of stockholders’ stock investment in our company. It has the same limitations as the ratio of the market value to book value of capital.
The following table presents the ratio of the market value of capital to the book value of capital and the ratio of the market value of capital to the par value of capital stock, for the current (flat-rate) interest rate environment for the periods indicated. As of June 30, 2008, we slightly modified the methodology to compute the market value of equity. Although the modification had no impact on our amount of or management of market risk exposure, the market value ratios in the table are not directly comparable to those provided in prior filings.

		Monthly Average
	Quarter End	Six Months Ended	Year End
	June 30, 2008	June 30, 2008	2007

Market Value of Capital to Book Value of Capital	93%	92%	93%

Market Value of Capital to Par Value of Capital Stock	100%	100%	101%
These ratios were relatively stable in first six months of 2008, compared to year-end 2007. This supports our belief that we have a moderate amount of market risk exposure. The ratio of the market value of capital to par value of stock was above 100 percent, which is consistent with the amount of retained earnings and our conservative risk management policies and practices.
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
Market Value and Duration of Equity – Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Month-End Average Results

2008 Year-to-Date
% Change Market
Value of Equity	(61.1)%	(20.3)%	(5.8)%	-	(2.5)%	(9.8)%	(28.9)%

Duration of Equity	(143.6)	(47.5)	(22.6)	(2.1)	11.4	20.0	28.8

2007 Full-Year
% Change Market
Value of Equity	(23.9)%	2.6%	4.8%	-	(9.3)%	(20.9)%	(45.4)%

Duration of Equity	(46.3)	(13.3)	3.1	15.1	24.1	31.5	46.3

Month-End Results

June 30, 2008
% Change Market
Value of Equity	(35.7)%	(6.5)%	(0.7)%	-	(2.4)%	(6.9)%	(16.9)%

Duration of Equity	(55.1)	(19.1)	(5.2)	2.7	7.9	11.3	11.8

December 31, 2007
% Change Market
Value of Equity	(49.3)%	(12.0)%	(0.7)%	-	(7.6)%	(20.0)%	(49.9)%

Duration of Equity	(73.0)	(34.6)	(12.5)	8.5	22.6	35.1	59.8
The table shows that, in the first six months of 2008, the market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had substantially greater market risk exposure and volatility than the entire balance sheet.
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

(Dollars in millions)		Monthly Average
	Quarter End	Six Months Ended	Year End
	June 30, 2008	June 30, 2008	2007

Total risk-based capital requirement	$585	$644	$611
Total permanent capital	4,277	4,125	3,877

Excess permanent capital	$3,692	$3,481	$3,266

Risk-based capital as a percent of permanent capital	14%	16%	16%
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
The following table presents for the dates indicated the notional principal amounts of the derivatives used to hedge other financial instruments.

		June 30,	December 31,	June 30,
(In millions)		2008	2007	2007

Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$12,716	$12,507	$26,534
Convertible Advances	Interest rate swap	3,591	3,892	4,116
Putable Advances	Interest rate swap	6,866	5,779	5,362
Advances with purchased
caps and/or floors	Interest rate swap	2,400	2,400	1,010
Regular Fixed-Rate Advances	Interest rate swap	3,973	3,430	665
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	10	24	209

Total based on Hedged Item (1)		$29,556	$28,032	$37,896

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
The large decrease in the notional amount of swaps hedging fixed-rate Obligations after June 30, 2007 reflected our strategy to decrease our use of these types of swaps and to increase the use of Discount Notes and adjustable-rate Obligations. This strategy was a response to the relative improvements in Discount Note funding costs and our strategy to enhance the diversity in funding sources during the current financial market disruptions.

The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	June 30,	December 31,	June 30,
(In millions)	2008	2007	2007

Shortcut (Fair Value) Treatment
Advances	$7,731	$6,101	$6,007
Consolidated Obligations	2,001	7,942	24,699

Total	9,732	14,043	30,706

Long-haul (Fair Value) Treatment
Advances	9,001	9,302	5,096
Consolidated Obligations	10,715	4,565	1,835

Total	19,716	13,867	6,931

Economic Hedges
Advances	98	98	50
Mandatory Delivery Contracts	56	48	232
To-be-announced mortgage-backed securities hedges	10	24	209

Total	164	170	491

Total Derivatives	$29,612	$28,080	$38,128

The increase from year-end 2007 to June 30, 2008 in Advance hedges applying shortcut accounting treatment mostly reflected an increase in swapped Putable Advances with non-complex options. The decrease in the amount of Obligation hedges applying shortcut accounting treatment and the increase in those hedges applying long-haul treatment resulted from our decision made in 2007 to account for new Obligation hedges using long-haul treatment.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, to delayed receipt of interest and principal, or to counterparties’ nonpayment of interest due on derivative transactions. As explained below, we believe we have limited exposure to credit risk. Therefore, we have not established a loss reserve for any assets.
Credit Services
We manage credit risk exposure from our lending activity in an integrated approach encompassing 1) various forms and degrees of collateralization of credit borrowings, 2) credit underwriting, 3) valuation of collateral, 4) physical collateral review, and 5) collateral perfection. The terms and conditions of members’ borrowing relationships are determined by criteria specified in our Credit Policy. We have aggressive processes to identify and manage credit risk, including, importantly, overcollateralization requirements on member borrowings. We believe we have an immaterial residual amount of exposure to poorly performing subprime and nontraditional mortgages within pledged collateral, and we have policies and procedures in place to monitor and mitigate any such known exposure we do have. Because of these factors and the fact that we have never experienced a credit-related loss or delinquency on an Advance, we have not established a loan loss reserve for Credit Services.
Most of our collateral is 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Our overcollateralization rates, referred to as Collateral Maintenance Requirements (CMR), and valuation processes vary by the loan type or security pledged and by our internal risk ratings assigned to each member and to each loan type pledged. Collateral perceived to be riskier and lower member risk ratings result in higher CMRs. We increase the standard CMR by up to 50 additional percentage points for the identified subprime segment of each pledged loan portfolio.
Our Advances are required to be overcollaterialized, such that the value of members’ collateral pledged to us exceeds the book value of Advances outstanding. Under normal circumstances, CMRs for pledged 1-4 family loans range from 125 to 175 percent and for multi-family loans range from 125 to 250 percent. These requirements are adjusted upward for higher risk portfolios, as indicated by poor loan performance, and may be further aggressively adjusted for poor credit administration and/or significant subprime or nontraditional mortgage loan exposure as identified during on-site review processes. CMRs for non-residential loan collateral are higher, ranging from 150 percent to 500 percent based on a variety of factors. Along with stringent program eligibility requirements, we believe the higher CMRs for these collateral types effectively mitigate their potential credit risk.
As additional security for members’ indebtedness, we have a statutory lien on their FHLBank capital stock. With certain unlikely exceptions, the FHLBank Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. Our security interest in collateral is perfected by filing financing statements on each member pledging loan collateral and, when we deem appropriate based on a member’s financial condition, taking physical possession of pledged securities and loan collateral. In addition, at our discretion consistent with our Credit Policy, we are permitted to call on members to pledge additional collateral at any time during the life of a borrowing.
We assign each borrower an internal credit rating, based on a combination of internal credit underwriting analysis and consideration of available credit ratings from independent credit rating organizations. The following table shows the distribution of internal credit ratings we assigned to member and non-member borrowers as of June 30, 2008.
     (Dollars in millions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	127	$33,217	81	$23,503	$32,214
2	157	14,662	115	11,129	14,150
3	222	16,561	196	6,245	16,031
4	156	22,098	138	12,675	21,710
5	31	12,125	21	8,339	11,971
6	32	6,528	30	3,177	6,512
7	15	347	13	198	335

Total	740	$105,538	594	$65,266	$102,923

The left side shows the borrowing capacity of both members and non-member borrowers (former members with remaining outstanding Advances or Letters of Credit). The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is the lowest level of satisfactory performance. At June 30, 2008, 78 members and borrowing nonmembers (11 percent of the total) and $19,000 million of borrowing capacity (18 percent) were related to institutions with Credit ratings of 5 or below. For members and borrowing nonmembers, 68 percent had one of the top three credit ratings and 89 percent had one of the top four credit ratings. These percentages were similar for all borrowers.
There was a significant downward trend in overall member credit ratings beginning in the second half of 2007 and continuing in the first half of 2008. For example, since June 30, 2007, we moved a net of 46 institutions and $18,227 million of borrowing capacity into one of the three lowest credit rating categories. We have increased our collateral haircuts and taken other appropriate actions to manage and mitigate the additional credit risk exposure.
Mortgage Purchase Program
Although we use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include (in order of priority) primary mortgage insurance and, for conventional loans, the Lender Risk Account (described below) and Supplemental Mortgage Insurance purchased by the participating financial institution (PFI) from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, primary mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent, and under certain conditions lower, loan-to-value level (subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy).

Supplemental Mortgage Insurance is applied on a loan-by-loan basis. Two key factors contribute to the possibility of exceeding the coverage: first, the severity of the loss and, secondly, the number of losses within a particular Master Commitment Contract if the Supplemental Mortgage Insurance contract contains a stop-loss feature. Beginning in May 2008, all Master Commitment Contracts include a stop-loss feature as part of the Supplemental Mortgage Insurance contract that limits the dollar amount of insurance coverage provided by the insurer on each Master Commitment Contract. From May 2005 until May 2008, only Master Commitment Contracts issued in amounts greater than $35 million included a stop-loss feature. As of June 30, 2008, approximately 33% of the principal balances in the Mortgage Purchase Program have a stop-loss feature as part of the related Supplemental Mortgage Insurance contract. We do not believe the stop-loss feature has a material impact on our exposure since the coverage is designed to provide an investment-grade rating of AA.
Finance Board Regulations require that the combination of mortgage loan collateral and credit enhancements be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of AA. All pools are analyzed with a credit assessment model licensed from Standard & Poor’s and meet this requirement when the pool is closed. As pools become seasoned or other factors result in an implied rating below AA, Finance Board Regulations require us to hold additional risk-based capital to help mitigate such changes.
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
The Lender Risk Account is a key feature that helps protect us against credit losses on conventional mortgage loans. It is a performance-based purchase price holdback from the PFI on each conventional loan it sells to the FHLBank; therefore, it provides members an incentive to sell us high quality loans. These funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on any loans in the pool we have purchased. We use a Standard & Poor’s credit assessment model, which the Finance Board has approved, to assign the Lender Risk Account percentage to each PFI and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans the PFIs commit to deliver and the loans actually delivered to us for the likelihood of timely payment of principal and interest. It assigns a credit score based on numerous standard borrower attributes, such as the loan-to-value ratio, loan purpose (purchase of home, refinance, or cash-out refinance), quality and quantity of documentation, income and debt expense ratios, and credit scores.
On April 8, 2008, S&P lowered the rating of one of our Supplemental Mortgage Insurance providers (Mortgage Guaranty Insurance Corporation, or MGIC) by one level, from AA- to A. Before the downgrade, we had discontinued committing new business with this provider. We believe we have a very small amount of credit exposure to the provider, and we believe that the downgrade will have no effect on the credit worthiness of the Mortgage Purchase Program. We subject every provider to standard credit underwriting analysis and additionally calculate our potential exposure based on historically high industry loss rate factors that we further stress. This process resulted in an estimated credit exposure from all providers of less than $15 million, which we believe constitutes an acceptable amount of exposure if our entire conventional portfolio went into default and the Supplemental Mortgage Insurance providers were financially unable to pay the resulting claims. Because we have had less than 50 claims in the Mortgage Purchase Program since its inception in 2000, all of which were funded from the Lender Risk Account, we believe that it is unlikely that claims would rise to a significant level. The following table presents information on the concentration of Supplemental Mortgage Insurance providers for our conventional loans and the related credit ratings at June 30, 2008:

		Credit Rating
	Pct of Portfolio	S&P	Moody’s	Fitch
MGIC	85%	A	Aa2	A+
Genworth Residential Mortgage Insurance Corporation	15%	AA	Aa3	AA

Total	100%

The following table presents changes in the Lender Risk Account in the first six months of 2008. The amount of loss claims was approximately zero.

Six Months Ended
(In millions)	June 30, 2008

Lender Risk Account at December 31, 2007	$50
Additions	2
Claims	-
Scheduled distributions	(2)

Lender Risk Account at June 30, 2008	$50

Two indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO). Our policy stipulates that we will not purchase conventional loans with a FICO score of less than 620. In addition, for a loan with a cash-out refinancing (in which the homeowner receives a portion of the property’s equity as cash at the closing of the loan), we require higher FICO scores if the loan-to-value ratio is above certain thresholds. In today’s market, the mortgage industry generally considers a FICO score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. As of June 30, 2008, outstanding loans with FICO scores under 660 totaled only $694 million, or five percent of the total portfolio, the weighted average loan-to-value ratio (computed at loan origination dates) was 70 percent, and the weighted-average FICO score was 751. These measures have been relatively steady in the last three years. We believe these measures are another indication that the Mortgage Purchase Program has a strong credit quality. Based on the available data, we believe we have very little exposure to loans in our Mortgage Purchase Program that are considered to have characteristics of “subprime” or “alternative” loans.
Another indication of credit quality is data on actual delinquencies. On June 30, 2008, the Program had $20 million (0.3 percent) of conventional principal and $37 million (3.0 percent) of FHA principal that were 90 days or more delinquent and not in foreclosure. This rate was well below the national average delinquency rates of 1.1 percent for conventional fixed-rate principal and 5.2 percent for FHA fixed-rate principal, measured by the most recent Mortgage Bankers Association National Delinquency Survey. We had no loans on nonaccrual status. Because of the credit enhancements on conventional loans and the government guarantee on FHA loans, we believe we have little, if any, credit loss exposure to loans on delinquent status.
Investments
Most money market investments are unsecured and therefore present credit risk exposure. Our Financial Management Policy permits us to invest in only highly rated counterparties. A credit event for an investment security could be triggered by its default or delayed payments of principal or interest, or from a security’s rating downgrade that results in a realized market value loss. We believe our investment policies and practices result in a nominal amount of credit risk exposure in our investment portfolio.
The Financial Management Policy specifies constrained limits on the amount of unsecured credit exposure we are permitted to extend to individual and affiliated counterparties. Each counterparty’s limit is based on its long-term counterparty credit ratings from nationally recognized statistical rating organizations (NRSRO) and on percentages, which vary by credit rating category, of the lesser of our total capital or the counterparty’s Tier 1 capital.
We supplement the formulaic limits on credit exposure with internal credit underwriting analysis performed in a department separate from the investment function. We also monitor the creditworthiness of counterparties by reviewing market news and movements in stock prices and debt spreads. If we perceive credit risk has deteriorated or may deteriorate, we are able to immediately suspend new activity with individual counterparties and holding companies, put them on a Trading Room “watch list,” apply tighter maturity or dollar limits than permitted in the Financial Management Policy, liquidate securities holdings, and/or steer investment priorities away from the particular counterparties or market segments. The short-term nature of these investments and the negotiability of investment types generally enable us to quickly mitigate actual or perceived credit exposure problems. In 2008, in light of the continuing disruptions in the credit markets, we have suspended activity with or applied tighter maturity or dollar limits on a number of our unsecured credit counterparties.

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

(In millions)	June 30, 2008	December 31, 2007

Aaa/AAA	$-	$-
Aa/AA	12,014	9,316
A	3,480	2,885
Baa/BBB	-	-

Total	$15,494	$12,201

The Financial Management Policy also establishes guidelines for our investment in mortgage-backed securities. Substantially all of these have historically been GSE securities issued by Fannie Mae and Freddie Mac and agency securities issued by Ginnie Mae. We have never held any asset-backed securities. On June 30, 2008, we held six private-label mortgage-backed securities totaling a principal balance of $326 million. Although these securities can have more credit risk than GSE and agency mortgage-backed securities, each of ours has a triple-A rating, carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating, is primarily collateralized by first lien mortgages and consists of residential fixed-rate mortgage loans originated prior to 2004.
Based on our analysis of available data, including, among other things, the collateral characteristics and current information on collateral performance, we believe we have a de minimis amount of exposure to investments that could be considered “subprime” or “alternative.” We have policies in place to monitor and mitigate any such exposure and to limit the percentage of private-label mortgage-backed securities we can own that may have characteristics of these types of loans.
As indicated in Note 3 of the Notes to Unaudited Financial Statements, as of June 30, 2008, our held-to-maturity securities portfolio had a net unrealized loss totaling $82 million, which included securities having gross unrealized losses totaling $129 million. On December 31, 2007, the portfolio had a net unrealized loss totaling $37 million, which included securities having gross unrealized losses totaling $101 million. The increased net unrealized loss from year-end 2007 to June 30, 2008 was due to higher intermediate- and long-term interest rates (including mortgage rates) on June 30 compared to December 31, which normally decrease the market value of fixed-rate securities.
We believe the continuing disruptions in the financial and credit markets had an immaterial impact on the estimated fair values of our investment securities. Most of these securities were issued by Fannie Mae or Freddie Mac, which guarantee either timely or ultimate payments of principal and interest. The issuing GSEs continue to receive the highest senior debt ratings available by the NRSROs, which in part are based on the U.S. government’s implied backing of these two GSEs. Based on the data available to us and our purchase practices, we assess that to the best of our knowledge most of the mortgage loans backing our GSE mortgage-backed securities are of high quality. We also believe that the recent financial issues reported by certain GSEs and the responses of the financial markets and the federal government will not affect their ability to fulfill their guarantees.
We have determined that all of the gross unrealized losses were temporary and not an indication of a material deterioration of the creditworthiness of the issuers or of the underlying collateral. We believe it is probable we will be paid all amounts due according to the contractual terms of the individual securities. Additionally, we have the intent, and we believe the ability, to hold the securities to their final contractual maturities, which should result in full recovery of any unrealized losses. For these reasons, including the characteristics of our small private-label mortgage-backed security portfolio, we do not consider our investment securities to be other-than-temporarily impaired at June 30, 2008.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments or defaults. This could result in us having to replace the derivative transaction with that from another counterparty on less favorable terms. Our amount of credit risk exposure to a counterparty equals the positive net market value of all derivatives outstanding with the counterparty. Each counterparty’s unsecured limit is based on criteria similar to those we use for money market investments. Each counterparty is required to deliver to us high quality collateral in a market value amount equal to our net market value exposure to the counterparty that exceeds contractual threshold limits. The residual amount of credit risk exposure is the cost of replacing the derivatives if the counterparty defaults on payments due, net of the value of collateral we hold.
The table below presents, as of June 30, 2008, our gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.
(Dollars in millions)

			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	14	17,021	43	(11)	32
A	3	12,525	-	-	-

Total	17	$29,546	$43	$(11)	$32

          (1)  Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
We had $43 million of gross credit exposure, all with double-A rated counterparties. After collateral, we had net unsecured credit exposure of $32 million. Because of the terms of our swap contracts, the collateralization process and the overall strong credit quality of our derivative counterparties, we continue to not expect any credit losses from any of our derivative transactions.
Liquidity Risk and Contractual Obligations
Liquidity Information
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost efficient manner. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the first six months of 2008, our share of participations in debt issuance totaled $462.8 billion of Discount Notes and $24.4 billion of Consolidated Bonds.
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
Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In the first six months of 2008, as in 2007, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access capital markets to issue Consolidated Obligations.
Based on the measure of contingency liquidity, as well as other liquidity measures, and based on our demonstrated ongoing sufficient ability to access the capital markets for debt issuance, we believe we had ample liquidity reserves on each day in the first six months of 2008. We actively monitor all of our liquidity measures. In the credit and mortgage markets’ continuing liquidity and credit crisis, including that of certain GSEs, the FHLBank System continued to have sufficient access to liquidity via its debt issuance capabilities. The System’s triple-A debt ratings were, and continue to be, instrumental in ensuring the availability of our debt to satisfy our liquidity needs.

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

(In millions)	June 30,	December 31,
	2008	2007

Total Contingency Liquidity Reserves	$29,702	$29,274
Total Requirement	(20,261)	(19,661)

Excess Contingency Liquidity Available	$9,441	$9,613

Although the excess amount of contingent liquidity per this measure has been lower at times this year than on the dates indicated in the table, it has always been positive; and we believe that on an ongoing basis we continue to hold an adequate amount of liquidity reserves to protect against impaired access to the debt markets for at least seven business days.
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

(In millions)	June 30,	December 31,
	2008	2007

Total Eligible Deposit Reserves	$61,765	$58,217
Total Member Deposits	(1,308)	(1,046)

Excess Deposit Reserves	$60,457	$57,171

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of June 30, 2008. The allocation according to their expiration terms or payment due dates was not materially different from that of year-end 2007. We believe that we will continue to have sufficient liquidity, including most importantly access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis, as we have in the past. However, we cannot provide any assurance as to the effect of the continuing disruptions in the financial and credit markets, or other potential risk events including additional issues with the other GSEs, on the debt market for Consolidated Obligations or the prices that may have to be paid to replace maturing Obligations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$16,380	$14,706	$7,879	$8,254	$47,219
Mandatorily redeemable capital stock	-	25	104	-	129
Other long-term obligations (term deposits) – par	74	9	-	-	83
Pension and other postretirement benefit obligations	1	3	3	12	19
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	2	1	6

Total Contractual Obligations before off-balance sheet items	16,456	14,745	7,988	8,267	47,456

Off-balance sheet items (1)
Commitments to fund additional Advances	2	-	-	-	2
Standby Letters of Credit	7,934	65	31	80	8,110
Standby bond purchase agreements	53	159	147	-	359
Commitments to fund mortgage loans	56	-	-	-	56
Consolidated Obligations traded, not yet settled	294	700	240	260	1,494
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments	-	-	-	-	-

Total off-balance sheet items	8,339	924	418	340	10,021

Total Contractual Obligations and off-balance sheet items	$24,795	$15,669	$8,406	$8,607	$57,477

                    (1)  Represents notional amount of related off-balance sheet obligations.
Operational Risk
Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. We believe there were no material developments regarding our exposure to operational risk in the first six months of 2008.
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
Our critical accounting policies and estimates are described in detail in our 2007 annual report on Form 10-K. Below is a description of our fair value processes as a result of the adoption of SFAS No. 157, Fair Value Measurements (SFAS 157), on January 1, 2008. There have been no material changes during the period reported to our other policies and estimates described in the 2007 annual report on Form 10-K.

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
FHLBank management bases fair values on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either discounted cash flows, using market estimates of interest rates and volatility, or dealer prices and prices of similar instruments.
Pricing models and their underlying assumptions are based on the best estimates of management with respect to discount rates, prepayments, market volatility and other factors.
These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.
We categorize our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2008, we did not carry any financial instruments at fair value on the Statements of Condition which were valued using significant unobservable inputs.
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
Item 4(T). Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2008, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of June 30, 2008, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of June 30, 2008, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A.    Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 6.      Exhibits.
(a)     Exhibits.
          See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of August 2008.
FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able Donald R. Able
Senior Vice President, Controller (principal financial officer)

INDEX OF EXHIBITS

Document incorporated by
Exhibit		reference from a previous filing or
Number (1)	Description of exhibit	filed herewith, as indicated below

10.1	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (2008 Restatement)	Filed Herewith

10.2	Federal Home Loan Bank of Cincinnati Nonqualified Deferred Compensation Program For Directors (2008 Restatement)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith
          (1)   Numbers coincide with Item 601 of Regulation S-K.