Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Cincinnati
filed 2008-11-13
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of October 31, 2008, the registrant had 39,495,167 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$14,934	$52,606
Interest-bearing deposits	159	98
Securities purchased under agreements to resell	300,000	300,000
Federal funds sold	10,506,000	10,136,000
Trading securities	3,078	3,587
Available-for-sale securities	27,317	-
Held-to-maturity securities includes $0 and $0 pledged as collateral at September 30, 2008 and December 31, 2007, respectively, that may be repledged (a)	14,664,993	14,238,492
Advances	62,927,897	53,309,664
Mortgage loans held for portfolio, net	8,522,449	8,927,950
Accrued interest receivable	263,392	305,192
Premises, software, and equipment	9,394	8,763
Derivative assets	15,186	28,182
Other assets	28,270	24,928

TOTAL ASSETS	$97,283,069	$87,335,462

LIABILITIES
Deposits:
Interest bearing	$1,344,305	$1,045,860
Non-interest bearing	1,075	365

Total deposits	1,345,380	1,046,225

Consolidated Obligations, net:
Discount Notes	43,007,358	35,437,545
Bonds	47,746,458	46,178,651

Total Consolidated Obligations, net	90,753,816	81,616,196

Mandatorily redeemable capital stock	130,836	117,624
Accrued interest payable	419,307	430,827
Affordable Housing Program	103,320	103,374
Payable to REFCORP	16,523	16,539
Derivative liabilities	145,445	161,806
Other liabilities	87,347	88,285

Total liabilities	93,001,974	83,580,876

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value); 39,684 and 34,734 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	3,968,446	3,473,361
Retained earnings	318,811	286,428
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	(1,438)	-
Pension and postretirement plans	(4,724)	(5,203)

Total capital	4,281,095	3,754,586

TOTAL LIABILITIES AND CAPITAL	$97,283,069	$87,335,462

(a)	Fair values: $14,616,558 and $14,201,737 at September 30, 2008 and December 31, 2007, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME:
Advances	$438,097	$685,139	$1,450,982	$1,896,874
Prepayment fees on Advances, net	913	143	1,627	2,472
Interest-bearing deposits	1,222	295	5,713	355
Securities purchased under agreements to resell	2,395	6,227	13,794	21,543
Federal funds sold	33,325	76,692	136,406	257,730
Trading securities	43	57	138	180
Available-for-sale securities	32	9,286	32	35,690
Held-to-maturity securities	183,293	225,988	507,187	693,759
Mortgage loans held for portfolio	112,122	119,729	344,900	348,168
Loans to other FHLBanks	43	77	280	136

Total interest income	771,485	1,123,633	2,461,059	3,256,907

INTEREST EXPENSE:
Consolidated Obligations — Discount Notes	228,431	287,385	773,750	866,671
Consolidated Obligations — Bonds	443,016	712,780	1,388,784	2,031,756
Deposits	6,280	12,880	23,990	39,658
Borrowings from other FHLBanks	-	-	-	-
Mandatorily redeemable capital stock	1,788	2,745	6,643	4,820
Other borrowings	2	-	26	—

Total interest expense	679,517	1,015,790	2,193,193	2,942,905

NET INTEREST INCOME	91,968	107,843	267,866	314,002

OTHER INCOME (LOSS):
Service fees	294	317	919	952
Net loss on trading securities	(22)	(48)	(35)	(53)
Net gain (loss) on derivatives and hedging activities	9,893	(4,557)	9,391	(6,068)
Other, net	1,855	1,296	4,814	3,179

Total other income (loss)	12,020	(2,992)	15,089	(1,990)

OTHER EXPENSE:
Compensation and benefits	6,081	6,373	18,777	19,134
Other operating	3,398	3,271	9,800	9,521
Finance Agency	780	740	2,338	2,220
Office of Finance	476	539	1,791	1,995
Other	3,096	1,302	4,345	3,143

Total other expense	13,831	12,225	37,051	36,013

INCOME BEFORE ASSESSMENTS	90,157	92,626	245,904	275,999

Affordable Housing Program	7,543	7,842	20,752	23,023
REFCORP	16,522	16,957	45,030	50,595

Total assessments	24,065	24,799	65,782	73,618

NET INCOME	$66,092	$67,827	$180,122	$202,381

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Nine Months Ended September 30, 2008 and 2007
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2006	36,576	$3,657,645	$255,529	$(6,325)	$3,906,849
Proceeds from sale of capital stock	3,207	320,647			320,647
Net reclassified to mandatorily redeemable capital stock	(5,406)	(540,611)			(540,611)

Comprehensive income:
Net income			202,381		202,381
Other comprehensive income:
Net unrealized loss on available-for-sale securities				531	531
Pension and postretirement benefits				612	612

Total other comprehensive income				1,143	1,143

Total comprehensive income					203,524

Dividends on capital stock:
Cash			(176,594)		(176,594)

BALANCE, SEPTEMBER 30, 2007	34,377	$3,437,681	$281,316	$(5,182)	$3,713,815

BALANCE, DECEMBER 31, 2007	34,734	$3,473,361	$286,428	$(5,203)	$3,754,586
Proceeds from sale of capital stock	3,558	355,817			355,817
Net reclassified to mandatorily redeemable capital stock	(82)	(8,222)			(8,222)

Comprehensive income:
Net income			180,122		180,122
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(1,438)	(1,438)
Pension and postretirement benefits				479	479

Total other comprehensive income				(959)	(959)

Total comprehensive income					179,163

Dividends on capital stock:
Cash			(108)		(108)
Stock	1,474	147,490	(147,631)		(141)

BALANCE, SEPTEMBER 30, 2008	39,684	$3,968,446	$318,811	$(6,162)	$4,281,095

* Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$180,122	$202,381

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	(5,034)	26,223
Change in net fair value adjustment on derivative and hedging activities	(158,744)	(103,489)
Net fair value adjustment on trading securities	35	53
Other adjustments	4,854	(3)

Net change in:
Accrued interest receivable	42,184	(51,441)
Other assets	2,929	413
Accrued interest payable	(11,524)	131,886
Other liabilities	1,883	12,414

Total adjustments	(123,417)	16,056

Net cash provided by operating activities	56,705	218,437

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	(106,301)	(47,923)
Securities purchased under agreements to resell	-	1,000,000
Federal funds sold	(370,000)	3,375,700
Premises, software and equipment	(2,430)	(1,717)

Trading securities:
Proceeds	474	787

Available-for-sale securities:
Proceeds	-	37,981,000
Purchases	(28,755)	(36,756,328)

Held-to-maturity securities:
Net decrease (increase) in short-term	754,893	2,329,351
Proceeds from long-term	1,666,727	1,626,805
Purchases of long-term	(2,843,871)	(2,527,944)
The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Advances:
Proceeds	$1,328,105,277	$1,391,343,422
Made	(1,337,731,164)	(1,402,995,370)
Mortgage loans held for portfolio:
Proceeds	1,081,155	802,284
Purchases	(689,489)	(1,408,439)

Net cash used in investing activities	(10,163,484)	(5,278,372)

FINANCING ACTIVITIES:
Net increase in deposits and pass-through reserves	320,855	84,374
Net proceeds on derivative contracts with financing elements	228,879	-

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	719,677,329	422,975,112
Bonds	29,537,672	25,709,092
Bonds transferred from other FHLBanks	271,988	-

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(712,084,138)	(419,513,630)
Bonds	(28,239,184)	(23,937,874)

Proceeds from issuance of capital stock	355,817	320,647
Payments for redemption of mandatorily redeemable capital stock	(3)	(353,522)
Cash dividends paid	(108)	(176,594)

Net cash provided by financing activities	10,069,107	5,107,605

Net (decrease) increase in cash and cash equivalents	(37,672)	47,670
Cash and cash equivalents at beginning of the period	52,606	4,022

Cash and cash equivalents at end of the period	$14,934	$51,692

Supplemental Disclosures:
Interest paid	$2,214,574	$2,862,546

AHP payments, net	$20,806	$20,960

REFCORP assessments paid	$45,046	$50,843

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. Effective July 30, 2008, the FHLBank is regulated by the Federal Housing Finance Agency. Through July 29, 2008, the FHLBank was regulated by the Federal Housing Finance Board. Collectively, they are referred to as the “Finance Agency.”
Note 1— Basis of Presentation
The accompanying interim financial statements of the Federal Home Loan Bank of Cincinnati (FHLBank) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2008 are not necessarily indicative of operating results for the remainder of the year.
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
During the third quarter of 2008, on a retrospective basis, the FHLBank reclassified investments in certain certificates of deposit and bank notes, previously reported as interest-bearing deposits, to held-to-maturity securities in the Statements of Condition, Income, and Cash Flows based on the definition of a security under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Instruments. These financial instruments have been reclassified as held-to-maturity based on their short-term nature and the FHLBank’s history of holding them until maturity. This reclassification had no effect on total assets or net interest income and net income. The certificates of deposit and bank notes that do not meet the definition of a security will continue to be classified as interest-bearing deposits on the Statements of Condition, Income, and Cash Flows. Current year and prior year amounts have been reclassified to conform to this presentation.
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
FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1 and FIN 45-4). In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4 to improve disclosures about credit derivatives and guarantees and to clarify the effective date of SFAS 161. FSP FAS 133-1 and FIN 45-4 is effective for fiscal years and interim periods ending after November 15, 2008. The FHLBank does not expect that the adoption of FSP FAS 133-1 and FIN 45-4 will have an effect on its financial statement disclosures.
FSP FAS 157-3, Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active (FSP FAS 157-3). In October 2008, the FASB issued FSP FAS 157-3 to clarify the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance. The adoption of FSP FAS 157-3 has not had an effect on the FHLBank’s results of operations or financial condition.
Note 3—Available-for-Sale Securities
Major Security Types. There were no available-for-sale securities outstanding as of December 31, 2007. Available-for-sale securities as of September 30, 2008 were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

State or local housing agency obligations	$28,755	$-	$(1,438)	$27,317

All securities outstanding with gross unrealized losses at September 30, 2008 have been in a continuous unrealized loss position for less than 12 months.
The FHLBank reviewed its available-for-sale securities at September 30, 2008 and determined that the unrealized losses reflected above were temporary, based on the creditworthiness of the issuers and the underlying collateral. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at September 30, 2008 is shown below (in thousands). Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2008
		Estimated
	Amortized	Fair
Year of Maturity	Cost	Value

Due after five years through ten years	$28,755	$27,317

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Certificates of deposit and bank notes	$1,310,000	$-	$(1,884)	$1,308,116
Government-sponsored enterprises *	25,831	-	(8)	25,823
State or local housing agency obligations	12,445	-	(549)	11,896

Mortgage-backed securities:
Other U.S. obligations **	10,496	19	-	10,515
Government-sponsored enterprises *	12,991,592	63,517	(86,773)	12,968,336
Other ***	314,629	-	(22,757)	291,872

Total mortgage-backed securities	13,316,717	63,536	(109,530)	13,270,723

Total	$14,664,993	$63,536	$(111,971)	$14,616,558

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Certificates of deposit and bank notes ****	$2,065,000	$435	$-	$2,065,435
Government-sponsored enterprises *	25,724	13	-	25,737
State or local housing agency obligations	17,570	193	-	17,763

Mortgage-backed securities:
Other U.S. obligations **	16,398	-	(146)	16,252
Government-sponsored enterprises *	11,758,561	63,268	(88,266)	11,733,563
Other ***	355,239	-	(12,252)	342,987

Total mortgage-backed securities	12,130,198	63,268	(100,664)	12,092,802

Total	$14,238,492	$63,909	$(100,664)	$14,201,737

*	Consists of securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae).

**	Consists of Government National Mortgage Association (Ginnie Mae) securities.

***	Consists of private-label mortgage-backed securities.

****	December 31, 2007 amounts have been adjusted due to a reclassification of certain interest bearing deposits. See Note 1 for further information on this reclassification.
The FHLBank’s mortgage-backed security investments consist of senior classes of agency guaranteed securities, government-sponsored enterprise securities, and private-label prime residential mortgage-backed securities. The FHLBank’s investments in mortgage-backed securities must be triple-A rated at the time of purchase.
The ongoing deterioration in U.S. housing markets, as reflected in declines in values of residential real estate and high levels of delinquencies on loans underlying mortgage-backed securities, poses risks to the FHLBank in respect to the ultimate collection of principal and interest due on its private-label mortgage-backed security holdings. The FHLBank monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments.
Investments in government-sponsored enterprise (GSE) securities, specifically debentures issued by Fannie Mae and Freddie Mac, were additionally impacted in 2008 by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices. The Housing and Economic Recovery Act of 2008 contains provisions allowing the U.S. Treasury Department to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and the Federal Housing Finance Agency (Finance Agency) announced that Fannie Mae and Freddie Mac were placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency will act as the conservator to operate Fannie Mae and Freddie Mac in an attempt to stabilize their financial condition and their ability to support the secondary mortgage market.
The FHLBank has increased exposure to the risk of loss on its investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. Credit safeguards for the FHLBank’s mortgage-backed securities consist of either payment guarantees of principal and interest in the case of U.S. government-guaranteed mortgage-backed securities and GSE mortgage-backed securities, or credit enhancements for residential mortgage-backed securities issued by entities other than GSEs (private-label mortgage-backed securities). Credit enhancements are defined as subordinate tranches in a security structure that will absorb the losses before the security purchased by the FHLBank will take a loss. Since the surety of the FHLBank’s private-label mortgage-backed securities holdings relies on credit enhancements and the quality of the underlying loan collateral, the FHLBank analyzes these investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and/or interest on the underlying mortgage loans. The FHLBank has not historically used monoline insurance as a form of credit enhancement.
The following table summarizes the par value of our private-label mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of September 30, 2008 (in thousands, except percentages). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur on the securities’ combined outstanding principal balances of the relevant senior and subordinate tranches.

	As of September 30, 2008
Private-Label				Percent	Serious
Mortgage-Backed Securities		Unrealized	Investment	Average Credit	Delinquency
Prime(1) – Year of Securitization	Par	(Losses)	Rating	Enhancement	Rate (2)

2003	$314,309	$(22,757)	AAA	6.6%	0.23%

Total	$314,309	$(22,757)

(1)	As defined by the originator at the time of origination.

(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
The FHLBank evaluates its individual held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. The FHLBank recognizes impairment losses when quantitative and qualitative factors indicate that it is probable that the security will suffer a contractual principal loss or interest shortfall.
As part of the other-than-temporary impairment evaluation, the FHLBank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the FHLBank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status, the underlying type of collateral, the duration and level of the unrealized loss, any credit enhancement, and certain other collateral-related characteristics such as Fair Isaac and Company (FICO) scores, loan-to-value ratios (computed at loan origination dates), delinquency and foreclosure rates, geographic concentrations, and the security’s performance, as applicable by security. The relative importance of this information varies based on the facts and circumstances surrounding each security at the time of assessment.

As a result of this security-level review, the FHLBank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by estimating projected cash flows based on the structure of the security and certain assumptions, such as delinquency, default rates, loss severity, and prepayment rates, to determine whether the FHLBank expects to receive the contractual cash flows to which it is entitled. The FHLBank believes the unrealized losses in mortgage-backed securities are the result of the current interest rate environment and illiquidity in the credit markets and it is probable that the FHLBank will be able to collect all amounts when due according to the contractual terms of the individual securities. Additionally, because the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses, it does not consider the investments to be other-than-temporarily impaired at September 30, 2008.
The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2008 and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	September 30, 2008
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Certificates of deposit and bank notes	$1,008,116	$(1,884)	$-	$-	$1,008,116	$(1,884)
Government-sponsored enterprises *	25,823	(8)	-	-	25,823	(8)
State or local housing agency obligations	11,896	(549)	-	-	11,896	(549)
Mortgage-backed securities:
Government-sponsored enterprises *	4,874,981	(56,189)	1,103,134	(30,584)	5,978,115	(86,773)
Other ***	-	-	291,872	(22,757)	291,872	(22,757)

Total temporarily impaired	$5,920,816	$(58,630)	$1,395,006	$(53,341)	$7,315,822	$(111,971)

	December 31, 2007
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Other U.S. obligations **	$-	$-	$16,252	$(146)	$16,252	$(146)
Government-sponsored enterprises *	9,596	(35)	6,233,729	(88,231)	6,243,325	(88,266)
Other ***	-	-	342,987	(12,252)	342,987	(12,252)

Total temporarily impaired	$9,596	$(35)	$6,592,968	$(100,629)	$6,602,564	$(100,664)

*	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae.

**	Consists of Ginnie Mae securities.

***	Consists of private-label mortgage-backed securities.
The amortized costs of the FHLBank’s mortgage-backed securities classified as held-to-maturity include net discounts (in thousands) of $37,495 and $22,845 at September 30, 2008 and December 31, 2007.

Note 5—Advances
Redemption Terms. At September 30, 2008 and December 31, 2007, the FHLBank had Advances outstanding at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP subsidized Advances (see Note 10).

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$-	-%	$158	4.49%

Due in 1 year or less	23,564,451	3.20	14,868,467	4.32
Due after 1 year through 2 years	10,949,246	3.48	11,972,324	5.07
Due after 2 years through 3 years	6,137,965	3.55	5,012,499	5.09
Due after 3 years through 4 years	8,679,966	3.64	4,929,897	5.06
Due after 4 years through 5 years	3,671,239	3.29	7,398,716	4.76
Thereafter	9,577,298	3.51	8,770,738	4.79

Total par value	62,580,165	3.40	52,952,799	4.77

Commitment fees	(1,239)		(1,417)
Discount on AHP Advances	(33,565)		(33,743)
Discount	(2,132)		(1,156)
SFAS 133 hedging adjustments	384,668		393,181

Total	$62,927,897		$53,309,664

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2008 and December 31, 2007, the FHLBank had callable Advances (in thousands) of $26,099,377 and $20,879,684.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007
Overdrawn demand deposit accounts	$-	$158

Due in 1 year or less	40,825,041	31,859,139
Due after 1 year through 2 years	6,874,028	7,903,845
Due after 2 years through 3 years	2,899,891	2,262,603
Due after 3 years through 4 years	5,561,966	1,392,397
Due after 4 years through 5 years	1,350,494	5,503,716
Thereafter	5,068,745	4,030,941

Total par value	$62,580,165	$52,952,799

The FHLBank also offers Putable Advances. With a Putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase. At September 30, 2008 and December 31, 2007, the FHLBank had Putable Advances outstanding totaling (in thousands) $6,894,250 and $5,779,450.
Through December 2005, the FHLBank offered Convertible Advances. At September 30, 2008 and December 31, 2007, the FHLBank had Convertible Advances outstanding totaling (in thousands) $3,506,200 and $3,891,700.

The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for Putable/Convertible Advances (in thousands):

Year of Contractual Maturity or Next Put/Convert Date	September 30, 2008	December 31, 2007
Overdrawn demand deposit accounts	$-	$158

Due in 1 year or less	32,394,901	23,364,817
Due after 1 year through 2 years	10,719,246	11,849,924
Due after 2 years through 3 years	5,403,565	4,027,499
Due after 3 years through 4 years	5,111,566	4,208,897
Due after 4 years through 5 years	3,246,739	3,693,216
Thereafter	5,704,148	5,808,288

Total par value	$62,580,165	$52,952,799

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
The following table shows Advance balances at the dates indicated to members holding 5 percent or more of total Advances and includes any known affiliates of these members that are members of the FHLBank (dollars in millions):

September 30, 2008			December 31, 2007
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$16,856	27%	U.S. Bank, N.A.	$16,856	32%
National City Bank	7,435	12	Fifth Third Bank	5,539	10
Fifth Third Bank	6,140	10	National City Bank	4,696	9
First Tennessee Bank, N.A.	3,503	6	The Huntington National Bank	3,085	6

The Huntington National Bank	3,484	5

			Total	$30,176	57%

Total	$37,418	60%

Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at the dates indicated (in thousands):

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Par amount of Advances:
Fixed-rate	$28,907,788	46%	$24,912,958	47%
Variable-rate	33,672,377	54	28,039,841	53

Total	$62,580,165	100%	$52,952,799	100%

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $293 and $162 for the three months ended September 30, 2008 and 2007, respectively, and $2,538 and $7,441 for the nine months ended September 30, 2008 and 2007, respectively.

Note 6—Mortgage Loans Held for Portfolio
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	September 30, 2008	December 31, 2007
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,212,852	$1,238,775
Fixed rate long-term single-family mortgages	7,249,124	7,622,777

Subtotal fixed rate single-family mortgages	8,461,976	8,861,552

Premiums	84,085	88,867
Discounts	(12,574)	(13,905)
SFAS 133 basis adjustments	(11,038)	(8,564)

Total	$8,522,449	$8,927,950

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	September 30, 2008	December 31, 2007
Government-guaranteed/insured loans	$1,301,196	$1,336,598
Conventional loans	7,160,780	7,524,954

Total par value	$8,461,976	$8,861,552

The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the nine months ended September 30, 2008 (in thousands):

Lender Risk Account at December 31, 2007	$49,853
Additions	2,388
Claims	(408)
Scheduled distributions	(2,660)

Lender Risk Account at September 30, 2008	$49,173

The FHLBank has experienced no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The FHLBank had no nonaccrual loans at September 30, 2008 and December 31, 2007.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At September 30, 2008 and December 31, 2007, the FHLBank had no mortgage loans that were considered impaired.
The following table shows unpaid principal balances at the dates indicated to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	September 30, 2008		December 31, 2007
	Principal	% of Total	Principal	% of Total

National City Bank	$4,820	57%	$5,378	61%
Union Savings Bank	2,012	24	1,992	22
Guardian Savings Bank FSB	548	6	518	6

Total	$7,380	87%	$7,888	89%

Note 7—Derivatives and Hedging Activities
The following table provides outstanding notional balances and estimated fair values, excluding accrued interest, by category of derivatives outstanding at the dates indicated (in thousands):

	September 30, 2008		December 31, 2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest rate Swaps:
Fair value	$30,781,400	$(427,006)	$27,909,830	$(382,694)
Economic (1)	231,300	(1,385)	98,050	98
Forward rate Agreements:
Economic	35,000	419	24,000	(66)
Mortgage Delivery Commitments:
Economic	178,346	(516)	48,432	171

Total	$31,226,046	$(428,488)	$28,080,312	$(382,491)

Total derivatives excluding accrued interest		$(428,488)		$(382,491)
Accrued interest		33,467		68,264
Net cash collateral (2)		264,762		180,603

Net derivative balances		$(130,259)		$(133,624)

Net derivative asset balances		$15,186		$28,182
Net derivative liability balances		(145,445)		(161,806)

Net derivative balances		$(130,259)		$(133,624)

(1)	At September 30, 2008 and December 31, 2007, the FHLBank had eight interest rate swaps that economically hedged Advances and were not accounted for under hedge accounting.

(2)	December 31, 2007 amount reflects the FHLBank’s retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.
Note 8—Deposits
The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	September 30, 2008	December 31, 2007
Interest bearing:
Demand and overnight	$1,224,313	$910,493
Term	103,350	117,325
Other (1)	16,642	18,042

Total interest bearing	1,344,305	1,045,860

Non-interest bearing:
Other	1,075	365

Total non-interest bearing	1,075	365

Total deposits	$1,345,380	$1,046,225

(1)	December 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

Note 9—Consolidated Obligations
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$ 17,662,000	2.97%	$19,723,019	4.55%
Due after 1 year through 2 years	7,794,000	3.82	7,418,000	4.55
Due after 2 years through 3 years	5,354,750	4.00	4,511,000	4.51
Due after 3 years through 4 years	4,089,180	4.59	3,149,750	4.84
Due after 4 years through 5 years	4,637,128	4.44	3,642,399	4.94
Thereafter	8,209,713	5.13	7,719,725	5.04

Total par value	47,746,771	3.88	46,163,893	4.68

Premiums	38,345		33,175
Discounts	(38,590)		(41,474)
Deferred net loss on terminated hedges	-		3
SFAS 133 hedging adjustments	(68)		23,054

Total	$47,746,458		$46,178,651

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	September 30, 2008	December 31, 2007

Par amount of Consolidated Bonds:
Non-callable	$33,206,771	$30,492,604
Callable	14,540,000	15,671,289

Total par value	$47,746,771	$46,163,893

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2008	December 31, 2007

Due in 1 year or less	$ 31,282,000	$ 30,741,019
Due after 1 year through 2 years	6,719,000	5,218,000
Due after 2 years through 3 years	2,614,750	3,181,000
Due after 3 years through 4 years	2,209,180	1,526,750
Due after 4 years through 5 years	2,277,128	2,117,399
Thereafter	2,644,713	3,379,725

Total par value	$ 47,746,771	$ 46,163,893

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are
Consolidated Obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes, all of which are due within one year, was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

September 30, 2008	$ 43,007,358	$ 43,134,399	2.20%

December 31, 2007	$ 35,437,545	$ 35,576,770	4.20%

(1)	Represents an implied rate.
Note 10—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the nine months ended September 30, 2008 (in thousands):

Balance at December 31, 2007	$103,374
Expense (current year additions)	20,752
Subsidy uses, net	(20,806)

Balance at September 30, 2008	$103,320

Note 11—Capital
The following table demonstrates the FHLBank’s compliance with the Finance Agency’s capital requirements at the dates indicated (dollars in thousands):

	September 30, 2008		December 31, 2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$773,625	$4,418,093	$610,800	$3,877,413
Capital-to-assets ratio	4.00%	4.54%	4.00%	4.44%
Regulatory capital	$3,891,323	$4,418,093	$3,493,418	$3,877,413
Leverage capital-to-assets ratio	5.00%	6.81%	5.00%	6.66%
Leverage capital	$4,864,153	$6,627,140	$4,366,773	$5,816,120
As of September 30, 2008 and December 31, 2007, the FHLBank had (in thousands) $130,836 and $117,624 in capital stock classified as mandatorily redeemable capital stock on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	September 30, 2008		December 31, 2007
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals	16	$130,836	16	$117,624

The following table provides the dollar amounts for activities recorded in mandatorily redeemable capital stock for the noted
period as follows (in thousands):

Balance, December 31, 2007	$117,624
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	8,222
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(3)
Stock dividend classified as mandatorily redeemable	4,993

Balance, September 30, 2008	$130,836

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated
(in thousands):

Contractual Year of Redemption	September 30, 2008	December 31, 2007
Due in 1 year or less	$341	$311
Due after 1 year through 2 years	15,927	44
Due after 2 years through 3 years	10,308	18,296
Due after 3 years through 4 years	91,045	8,658
Due after 4 years through 5 years	13,215	90,315
Thereafter	-	-

Total par value	$130,836	$117,624

Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes any known affiliates that are members of the FHLBank (dollars in millions):

September 30, 2008
		Percent
Name	Balance	of Total
U.S. Bank, N.A.	$841	20%
National City Bank	404	10
Fifth Third Bank	394	10
The Huntington National Bank	241	6
AmTrust Bank	223	5

Total	$2,103	51%

December 31, 2007
		Percent
Name	Balance	of Total
U.S. Bank, N.A.	$675	19%
Fifth Third Bank	372	10
National City Bank	327	9
The Huntington National Bank	231	7
AmTrust Bank	214	6

Total	$1,819	51%

Note 12—Comprehensive Income
The following table shows the FHLBank’s comprehensive income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$66,092	$67,827	$180,122	$202,381

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(1,438)	226	(1,438)	531
Pension and postretirement benefits	129	612	479	612

Total other comprehensive income	(1,309)	838	(959)	1,143

Total comprehensive income	$64,783	$68,665	$179,163	$203,524

Note 13—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $697,000 and $832,000 in the three months ended September 30, 2008 and 2007, respectively, and $2,308,000 and $2,371,000 in the nine months ended September 30, 2008 and 2007, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $125,000 and $122,000 to this Plan in the three months ended September 30, 2008 and 2007, respectively, and $520,000 and $478,000 in the nine months ended September 30, 2008 and 2007, respectively.
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
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above as well as the related earnings. The FHLBank’s net contributions were $(199,000) and $110,000 in the three months ended September 30, 2008 and 2007, respectively, and $(395,000) and $385,000 in the nine months ended September 30, 2008 and 2007, respectively.

Components of the net periodic benefit cost for the defined benefit feature of the BEP and the postretirement benefits plan for the three and nine months ended September 30 were (in thousands):

	Three Months Ended September 30,
			Postretirement
	BEP		Benefits Plan
	2008	2007	2008	2007
Net Periodic Benefit Cost
Service cost	$130	$89	$12	$13
Interest cost	259	263	46	47
Amortization of unrecognized prior service benefit	-	(1)	-	-
Amortization of unrecognized net loss	129	237	-	-

Net periodic benefit cost	$518	$588	$58	$60

	Nine Months Ended September 30,
			Postretirement
	BEP		Benefits Plan
	2008	2007	2008	2007
Net Periodic Benefit Cost
Service cost	$296	$246	$37	$38
Interest cost	748	698	136	142
Amortization of unrecognized prior service benefit	-	(1)	-	-
Amortization of unrecognized net loss	479	612	-	-

Net periodic benefit cost	$1,523	$1,555	$173	$180

Note 14—Segment Information
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
The following tables set forth the FHLBank’s financial performance by operating segment for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2008
Net interest income	$73,758	$18,210	$91,968
Other income	12,017	3	12,020
Other expenses	12,016	1,815	13,831

Income before assessments	73,759	16,398	90,157

Affordable Housing Program	6,205	1,338	7,543
REFCORP	13,510	3,012	16,522

Total assessments	19,715	4,350	24,065

Net income	$54,044	$12,048	$66,092

Average assets	$86,100,391	$8,610,778	$94,711,169

Total assets	$88,714,455	$8,568,614	$97,283,069

2007
Net interest income	$85,436	$22,407	$107,843
Other (loss) income	(3,769)	777	(2,992)
Other expenses	10,051	2,174	12,225

Income before assessments	71,616	21,010	92,626

Affordable Housing Program	6,127	1,715	7,842
REFCORP	13,098	3,859	16,957

Total assessments	19,225	5,574	24,799

Net income	$52,391	$15,436	$67,827

Average assets	$75,112,749	$10,319,014	$85,431,763

Total assets (1)	$76,204,224	$10,329,618	$86,533,842

(1)	September 30, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

	Nine Months Ended September 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2008
Net interest income	$203,871	$63,995	$267,866
Other income (loss)	16,588	(1,499)	15,089
Other expenses	31,693	5,358	37,051

Income before assessments	188,766	57,138	245,904

Affordable Housing Program	16,088	4,664	20,752
REFCORP	34,535	10,495	45,030

Total assessments	50,623	15,159	65,782

Net income	$138,143	$41,979	$180,122

Average assets	$84,503,576	$8,767,183	$93,270,759

Total assets	$88,714,455	$8,568,614	$97,283,069

2007
Net interest income	$242,901	$71,101	$314,002
Other (loss) income	(3,242)	1,252	(1,990)
Other expenses	29,600	6,413	36,013

Income before assessments	210,059	65,940	275,999

Affordable Housing Program	17,640	5,383	23,023
REFCORP	38,484	12,111	50,595

Total assessments	56,124	17,494	73,618

Net income	$153,935	$48,446	$202,381

Average assets	$73,346,417	$10,149,332	$83,495,749

Total assets (1)	$76,204,224	$10,329,618	$86,533,842

(1)	September 30, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

Note 15—Fair Value Disclosures
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
The FHLBank records derivatives, trading securities and available-for-sale securities at fair value on the Statements of Condition. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (an exit price concept). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In order to determine the fair value or the exit price, the FHLBank must determine the unit of account, highest and best use, principal market, and market participants. These determinations allow the FHLBank to define the inputs for fair value. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, the FHLBank is required to consider factors specific to the asset or liability, the principal or most advantageous market for the assets or liability, and market participants with whom the entity would transact in that market. The adoption of SFAS 157 did not have an impact on the FHLBank’s retained earnings balance at January 1, 2008.
SFAS 159 provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. In addition, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The FHLBank did not elect to record any financial assets or financial liabilities at fair value as a result of adopting SFAS 159 and has not elected the fair value option during the nine months ended September 30, 2008.
SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. Outlined below is the application of the fair value hierarchy established by SFAS 157 to the FHLBank’s financial assets and financial liabilities that are carried at fair value at September 30, 2008.
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
Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions. The FHLBank’s available-for-sale securities are considered Level 3 instruments based on the inputs utilized to derive fair values.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities carried at fair value at September 30, 2008 and December 31, 2007 on the Statements of Condition were as follows:
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
Available-for-sale Securities: The FHLBank’s available-for-sale portfolio consists of state or local housing agency obligations. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each security is typically determined using independent indicative, quoted, and/or trading prices of similar instruments, matrix pricing, or a discounted cash flow methodology, as appropriate. These valuations include complex inputs, some of which may be unobservable in the market.
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.
Derivatives: The FHLBank’s derivative assets/liabilities consist of interest rate exchange agreements, to-be-announced mortgage-backed securities and mortgage delivery commitments. The FHLBank’s interest rate exchange agreements are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate exchange agreement using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate exchange agreements, including the period to maturity, and estimate fair value based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, on market-based expectations of future interest rate volatility implied from current market prices for similar options. The estimated fair value uses the standard valuation technique of discounted cash flow analysis.
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
The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the FHLBank enters into master-netting agreements for interest rate exchange agreements with highly-rated institutions. In addition, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the FHLBank’s net unsecured credit exposure to these counterparties. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant to the overall fair value measurements.
The fair value of to-be-announced mortgage-backed securities is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjusts them to reflect the contractual terms of the mortgage delivery commitments, such as seasoning and excess servicing. The adjustments to the market prices are market observable, or can be corroborated with observable market data.

The following table presents for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on its Statements of Condition at September 30, 2008 (in thousands):
Fair Value Measurements at September 30, 2008 Using:

				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities	$-	$3,078	$-	$-	$3,078
Available-for-sale securities	-	-	27,317	-	27,317
Derivative assets	-	104,365	-	(89,179)	15,186

Total assets at fair value	$-	$107,443	$27,317	$(89,179)	$45,581

Liabilities
Derivative liabilities	$-	$(499,386)	$-	$353,941	$(145,445)

Total liabilities at fair value	$-	$(499,386)	$-	$353,941	$(145,445)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.
For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of a level at fair value in the quarter in which the changes occur.
The following table presents a reconciliation of all assets and liabilities that are measured at fair value using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (in thousands):
Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

	Available-for-sale Securities
	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
Balance at beginning of period	$-	$-
Total gains or losses (realized/unrealized):
Included in net (losses) gains on changes in fair value	-	-
Included in other comprehensive income	(1,438)	(1,438)
Purchases, issuances, and settlements	28,755	28,755
Transfers in and/or out of Level 3	-	-

Balance at end of period	$27,317	$27,317

SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of September 30, 2008 and December 31, 2007. The estimated fair values, as determined using the definition of fair value described in SFAS 157, reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. Further details regarding the estimation of fair value amounts for each category below can be found in Note 18 to the audited financial statements in the FHLBank’s 2007 annual report on Form 10-K.

The carrying values and estimated fair values of the FHLBank’s financial instruments at September 30, 2008 were as follows (in thousands):
2008 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$14,934	$-	$14,934
Interest-bearing deposits	159	-	159
Securities purchased under agreements to resell	300,000	-	300,000
Federal funds sold	10,506,000	-	10,506,000
Trading securities	3,078	-	3,078
Available-for-sale securities	27,317	-	27,317
Held-to-maturity securities	14,664,993	(48,435)	14,616,558
Advances	62,927,897	(268,894)	62,659,003
Mortgage loans held for portfolio, net	8,522,449	(51,591)	8,470,858
Accrued interest receivable	263,392	-	263,392
Derivative assets	15,186	-	15,186

Liabilities:
Deposits	(1,345,380)	236	(1,345,144)
Consolidated Obligations:
Discount Notes	(43,007,358)	3,692	(43,003,666)
Bonds	(47,746,458)	312,594	(47,433,864)
Mandatorily redeemable capital stock	(130,836)	-	(130,836)
Accrued interest payable	(419,307)	-	(419,307)
Derivative liabilities	(145,445)	-	(145,445)

Other:
Commitments to extend credit for Advances	-	(63)	(63)
Standby bond purchase agreements	-	1,921	1,921

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2007 were as follows (in thousands):
2007 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$52,606	$-	$52,606
Interest-bearing deposits (1) (2)	98	-	98
Securities purchased under agreements to resell	300,000	-	300,000
Federal funds sold	10,136,000	-	10,136,000
Trading securities	3,587	-	3,587
Held-to-maturity securities (2)	14,238,492	(36,755)	14,201,737
Advances	53,309,664	92,950	53,402,614
Mortgage loans held for portfolio, net	8,927,950	(12,024)	8,915,926
Accrued interest receivable (1)	305,192	-	305,192
Derivative assets (1)	28,182	-	28,182

Liabilities:
Deposits (1)	(1,046,225)	18	(1,046,207)
Consolidated Obligations:
Discount Notes	(35,437,545)	8,503	(35,429,042)
Bonds	(46,178,651)	(259,416)	(46,438,067)
Mandatorily redeemable capital stock	(117,624)	-	(117,624)
Accrued interest payable (1)	(430,827)	-	(430,827)
Derivative liabilities (1)	(161,806)	-	(161,806)

Other:
Commitments to extend credit for Advances	-	29	29
Standby bond purchase agreements	-	670	670
(1)	December 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.
(2)	December 31, 2007 amounts have been adjusted due to a reclassification of certain interest bearing deposits. See Note 1 for further information on this reclassification.

Note 16—Commitments and Contingencies
During the third quarter of 2008, the FHLBank entered into a lending agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing and Economic Recovery Act of 2008. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including the FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered Consolidated Obligations with the same joint and several liability as all other Consolidated Obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank Advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, the FHLBank had provided the U.S. Treasury with listings of Advance collateral amounting to $21.6 billion, which provides for maximum borrowings of $19.1 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2008, none of the FHLBanks had drawn on this available source of liquidity.
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	September 30, 2008	December 31, 2007
Commitments to fund additional Advances	$3,830	$5,627
Mandatory Delivery Contracts for mortgage loans	178,346	48,432
Forward rate agreements	35,000	24,000
Outstanding Standby Letters of Credit	8,022,844	6,923,230
Consolidated Obligations – committed to, not settled (par value) (1)	463,383	230,000
Standby bond purchase agreements (principal)	384,370	211,920

(1) At September 30, 2008, $155 million of these commitments were hedged with associated interest rate swaps.
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were $1,327.9 billion and $1,189.7 billion at September 30, 2008 and December 31, 2007, respectively.
Note 17—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank notes such activity on the face of its financial statements. There were no such loans or borrowings outstanding at September 30, 2008 and December 31, 2007. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the nine months ended September 30 (in thousands):

	Average Daily Balances
	2008	2007
Loans to other FHLBanks	$14,792	$3,751

Borrowings from other FHLBanks	-	-
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. During the nine months ended September 30, 2008 and 2007, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $265,000 and $120,000, respectively. During the nine months ended September 30, 2008, the FHLBank of Dallas and the FHLBank of Chicago transferred par amounts of (in thousands) $150,000 and $115,000, respectively. All such transfers during the nine months ended September 30, 2007 were from the FHLBank of Dallas. The net premiums (discounts) associated with these transactions were (in thousands) $6,988 and $(142) during the nine months ended

September 30, 2008 and 2007. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.
Note 18—Transactions with Stockholders
Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Agency Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors’ Financial Institutions for the items indicated below at the dates indicated (dollars in millions):

	September 30, 2008		December 31, 2007
	Balance	% of Total (1)	Balance	% of Total(1)
Advances	$912	1.5%	$1,289	2.4%
Mortgage Purchase Program	21	0.2	19	0.2
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	91	2.2	118	3.3
Derivatives	-	-	-	-

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).
Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding 5 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
September 30, 2008	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$841	20%	$16,856	$121
National City Bank	404	10	7,435	4,820
Fifth Third Bank	394	10	6,140	15
The Huntington National Bank	241	6	3,484	178
AmTrust Bank	223	5	2,340	-

Total	$2,103	51%	$36,255	$5,134

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2007	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$675	19%	$16,856	$134
Fifth Third Bank	372	10	5,539	17
National City Bank	327	9	4,696	5,378
The Huntington National Bank	231	7	3,085	171
AmTrust Bank	214	6	2,093	-

Total	$1,819	51%	$32,269	$5,700

Non-member Affiliates. The FHLBank has relationships with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members’ bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the nine months ended September 30, 2008 or 2007. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $12,440,000 and

$13,140,000 as of September 30, 2008 and December 31, 2007, respectively. Donald R. Ball, a Director of the FHLBank, serves on the board of the Kentucky Housing Corporation. The FHLBank also had principal investments in the bonds of the Ohio Housing Finance Agency of $28,755,000 as of September 30, 2008. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of December 31, 2007. Charles J. Ruma, a Director of the FHLBank, serves on the board of the Ohio Housing Finance Agency, where he chairs the Single Family Committee. The FHLBank did not have any investments in or borrowings to any other non-member affiliates during the nine months ended September 30, 2008 or 2007.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, market, and member conditions on our financial condition, results of operations, and demand for Mission Asset Activity, including changes in economic growth, general credit and liquidity conditions, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, and members’ activity with mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪	political events, including legislative, regulatory, federal government, judicial or other developments that could affect the FHLBank, our members, counterparties, other FHLBanks and other government sponsored enterprises, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪	the results and actions of other FHLBanks that could affect our ability, through the System, to access the capital markets or affect the nature and extent of new regulations and legislation to which we are subjected.

▪	changes in investor demand for Consolidated Obligations and/or in the terms of derivatives;

▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	the ability to successfully manage new products and services;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks;

▪	factors, including natural disasters, that could affect the value of investments or collateral we hold as security; and

▪	inflation and deflation.
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
Effective July 30, 2008, as a result of the Housing and Economic Recovery Act of 2008 (“HERA”), the FHLBank is regulated by the Federal Housing Finance Agency. Through July 29, 2008, the FHLBank was regulated by the Federal Housing Finance Board. Collectively, they are referred to as the “Finance Agency.” In this filing, for simplicity, we refer to prior actions of the Federal Housing Finance Board as actions of the Finance Agency, the new regulator of the FHLBank System, Fannie Mae, and Freddie Mac.
Financial Condition
The following table summarizes our financial condition for the periods indicated.

	Ending Balances			Average Balances
				Nine Months Ended		Year Ended
	September 30,		December 31,	September 30,		December 31,
(Dollars in millions)	2008	2007	2007	2008	2007	2007

Advances (principal)	$62,580	$53,595	$52,953	$60,441	$47,753	$49,302

Mortgage loans held for portfolio (principal)	8,462	8,991	8,862	8,661	8,679	8,742

Letters of Credit (notional)	8,023	6,323	6,923	7,824	5,106	5,551

Mandatory Delivery Contracts	178	38	48	141	102	88

Total Mission Asset Activity	$79,243	$68,947	$68,786	$77,067	$61,640	$63,683

Retained earnings	$319	$281	$286	$327	$281	$302

Capital-to-assets ratio	4.40%	4.29%	4.30%	4.36%	4.73%	4.63%

Regulatory capital-to-assets ratio (1)	4.54	4.67	4.44	4.50	4.85	4.80
(1)  See the “Capital Resources” section for further description of regulatory capital.
We believe our financial condition continued to be strong in the nine months ended September 30, 2008. As indicated below and in the first section of “Analysis of Financial Condition,” our average Mission Asset Activity increased $15,427 million (25 percent) in the first nine months of 2008 compared to the same period in 2007. Most of the growth in the average and ending balances of Mission Asset Activity occurred from an expansion of Advances to members and of the notional principal amount of available lines outstanding for Letters of Credit. For example, Advances’ average principal balance increased $12,688 million (27 percent), even after former member RBS Citizens decreased its Advances starting in the second half of 2007 by approximately $10,000 million.
The substantial growth in Advances occurred because of the increased funding demanded from some of our members for additional liquidity and risk management activities in response to the continuing severe disruptions and liquidity pressures in the overall financial and credit markets. There was a broad-based increased use of Advances across our membership, although a handful of members were responsible for most of the dollar growth. We believe that during the ongoing financial crisis, the FHLBank System continued to serve and reinforce its role as an important liquidity provider to members. We do not know whether, for how long, or the extent to which the financial disruptions will continue to benefit our Mission Asset Activity. Our Mission Asset Activity could decrease significantly if the disruptions continue for a further extended time or become more severe, or if current or future federal government actions to mitigate the disruptions unfavorably affect the competitiveness of our business model or our members’ needs or preferences for our Mission Asset Activity. These contingencies could particularly harm our Mission Asset Activity if they coincide with a sharp economic contraction or continued industry consolidation.
The increase in the available lines in our Letters of Credit program, which began in late 2006 to support members’ public unit deposits, was maintained in the first three quarters of 2008. From year-end 2007 to September 30, 2008, available lines in the Letters of Credit program grew $1,100 million (16 percent).
In the first nine months of 2008, principal balances in mortgage loans held for portfolio (i.e., the Mortgage Purchase Program), our third Mission Asset program, fell from year-end 2007 to September 30, 2008 by $400 million (five percent), while average balances fell $18 million. The modest reductions in balances were because our largest seller ceased new mortgage activity with us in mid-2007 and because of the difficult market for loan originations and refinancings. Although the Mortgage Purchase Program continued to comprise approximately nine percent of our total assets, we believe it is more likely than not that its significance relative to our total assets will continue to decrease.
In the first nine months of 2008, our liquidity position remained strong and our overall ability to fund our operations through debt issuance remained sufficient. During the disruptions in the financial markets, the FHLBank System, because of its triple-A debt ratings, the implied federal government backing of its debt, and effective funding management, continued to have satisfactory access to the capital markets for debt issuance and derivatives transactions to accommodate the significant Advance activity that continued to occur throughout the System. See the “Business Related Developments and Update on Risk Factors” section below for further discussion of current conditions relative to our funding and liquidity.
Our regulatory capital averaged $4,196 million in the first nine months this year and was $4,418 million on September 30, 2008, which was an increase from year-end 2007 of $541 million (14 percent). The increase reflected: 1) members’ stock purchases to fund Advance growth, especially related to a change we made in a discretionary feature of our Capital Plan—see “Business Related Developments and Update on Risk Factors” below, and 2) dividend payments totaling $152 million in the first three quarters of 2008 in the form of additional shares of capital stock. Retained earnings grew $33 million (11 percent) from year end 2007 to close September 30, 2008 at $319 million.
Our financial leverage, on a book-value basis, was more elevated in the first three quarters of 2008, as evidenced by a regulatory capital-to-assets ratio that averaged 4.50 percent, compared to 4.85 percent for the same period in 2007 (leverage is the inverse of this ratio). This ratio continued to be sufficiently above the 4.00 percent regulatory minimum for us to effectively manage our financial performance, market risk exposure, and capitalization. If our financial leverage increases too much, or becomes too close to the regulatory limit, we would anticipate making additional changes in discretionary features of our Capital Plan to ensure our capitalization remains strong and in compliance with the regulatory limit.

Results of Operations
The following table summarizes our results of operations and dividend rates paid for the three and nine months ended September 30, 2008 and 2007.

	Three Months		Nine Months Ended		Year Ended
	Ended September 30,		September 30,		December 31,
(Dollars in millions)	2008	2007	2008	2007	2007
Net income	$66	$68	$180	$202	$269
Affordable Housing Program Assessments	8	8	21	23	31
Return on average equity (ROE)	6.26%	6.80%	5.92%	6.85%	6.87%
Return on average assets	0.28	0.31	0.26	0.32	0.32
Weighted average dividend rate	5.50	6.50	5.42	6.46	6.59
Average 3-month LIBOR	2.91	5.44	2.98	5.39	5.29
Average overnight Federal Funds rate	1.94	5.07	2.40	5.19	5.02
ROE versus 3-month LIBOR	3.35	1.36	2.94	1.46	1.58
Dividend rate versus 3-month LIBOR	2.59	1.06	2.44	1.07	1.30
ROE versus Federal Funds rate	4.32	1.73	3.52	1.66	1.85
Dividend rate versus Federal Funds rate	3.56	1.43	3.02	1.27	1.57
The primary reason for the decrease in net income and Return on Average Equity (ROE) in the first nine months of 2008 compared to the same period in 2007 was the significantly lower interest rate environment, especially for short-term rates, that began in the third quarter of 2007. For example, 3-month LIBOR averaged 2.91 percent in the third quarter of 2008, compared to 5.44 percent in the same period of 2007. Other material factors that lowered earnings were the maturity of a large amount of low cost debt and actions that we took to reduce market risk exposure to higher long-term interest rates.
Lower short-term interest rates decrease the amount of earnings generated from funding assets with our interest-free capital, because we tend to deploy much of our capital in short-term and adjustable-rate assets. Lower rates also decreased earnings in 2008 because 1) we had a substantial short-term asset gap, in which short-term assets repriced sooner than short-term liabilities, and 2) we retired a large amount of unswapped callable Consolidated Bonds, which required us to accelerate recognition of over $7 million in additional concession (i.e., selling) expenses associated with the original debt issuances. These two factors affected earnings primarily in the first quarter.
Four major favorable factors partially offset the unfavorable factors, in descending order of importance.
▪	Our spreads on many assets, especially short-term and adjustable-rate Advances, versus related funding sources, were wider than normal in the first nine months of 2008. This was due mostly to more favorable funding costs on our short-term Consolidated Discount Notes relative to short-term LIBOR. Because we fund a large amount of LIBOR-indexed assets with Discount Notes, these wider spreads improved our earnings. The more favorable relative funding costs resulted from the financial market disruptions, which raised the cost of inter-bank lending, reflected in higher LIBOR, compared to other short-term interest costs such as Discount Notes. Market participants’ perception that the System’s short-term debt was a lower risk investment, compared to other short-term investment vehicles, limited the increase in the System’s short-term funding costs relative to other vehicles, including LIBOR.

▪	We retired callable Bonds early and replaced them with new Consolidated Obligations at lower interest costs.

▪	Average asset balances expanded, resulting in the continued elevation of financial leverage that began substantially in the fourth quarter of 2007.

▪	We recorded a $15 million increase in unrealized gains in the market value adjustment of accounting for derivatives under SFAS 133 in both the year-to-date and third quarter comparisons. We consider this amount of SFAS 133 volatility to be at the high end of the normal range for our business given the current volatile conditions, because most of the factors were atypical.
Although net income and ROE decreased in 2008 versus 2007, we believe our operations continued to generate a competitive level of profitability compared to short-term interest rates. ROE exceeded average 3-month LIBOR by 2.94 percentage points year-to-date 2008, compared to 1.46 percentage points for year-to-date 2007. ROE in 2008 also exceeded the average effective rate on overnight Federal funds by 3.52 percentage points year-to-date. The ROE spreads to 3-month LIBOR and overnight Federal funds are two market benchmarks we believe our stockholders use to assess the competitive profitability of their capital investment in the FHLBank. The ROE spread to both of these market benchmarks widened substantially in the nine month and third quarter periods of 2008 versus the same periods in 2007 principally because of the favorable factors noted above. We cannot predict whether, or for how long, the elevated ROE spread to short-term market interest rates will continue.
Similar to Mission Asset Activity, we do not know whether, for how long, or the extent to which the disruptions in the financial markets will continue to benefit our profitability relative to short-term rates. Even if these benefits end immediately, we expect our operations to continue to generate competitive profitability across a wide range of business and market economic environments. There are some severe scenarios of movements in interest rates and other business variables in which our profitability could be uncompetitive for an extended period of time; however, we believe these scenarios are unlikely to occur and extremely unlikely to cause earnings losses to exceed the amount of our retained earnings. The “Business Related Developments and Update on Risk Factors” section has more discussion of current risk factors relative to near-term earnings.
In the first nine months of 2008, we accrued $21 million for future use in the Affordable Housing Program, a $2 million (10 percent) decrease from the same period in 2007. The accrual is set as 10 percent of earnings before the accrual. The reduction in the accrual reflected our lower earnings in 2008.
We paid a 5.42 percent average annualized dividend rate in the first three quarters of 2008, which was a reduction of 1.04 percentage points compared to the same period in 2007. We believe the 2.44 percentage points spread in the year-to-date dividend rate paid relative to the average 3-month LIBOR continued to represent a competitive return on capital to our stockholders. We were permitted, in accordance with a Finance Agency Regulation, to pay dividends in all three quarters of 2008 in additional shares of stock.
Our Board continues to support a preference for paying stock dividends, and we expect to do so whenever we comply with applicable capital rules. We believe many members view stock dividends as providing greater value to the return on their capital investment than cash dividends. Stock dividends give members more flexibility in their financial management because, among other things, they may not be immediately taxable for members. We also believe stock dividends, rather than cash dividends, enhance our operations because they provide us with a continual source of new capital, which can support additional Mission Asset Activity, preserve our Capital Plan, and help us manage financial leverage, market risk exposure and liquidity risk.
Business Related Developments and Update on Risk Factors
Most of the factors in this section are directly related to the continuing severe disruptions in the financial, credit, and mortgage markets, which appear to be extending to the broader economy in terms of an economic slowdown. Throughout this filing, we discuss the impacts to date of these disruptions, and the federal government’s actions to attempt to mitigate them, on our financial condition, results of operations, and liquidity. We believe that the totality of these impacts has been favorable for our business. However, we cannot predict the ultimate effects of the crisis on our business. If the disruptions become more severe, or if current or future federal government actions to mitigate the disruptions unfavorably affect the competitiveness of our business model or our members’ needs or preferences for our Mission Asset Activity, there could be unfavorable consequences on our business.
Federal Legislative Action on New Regulator
The Housing and Economic Recovery Act of 2008 (“HERA”) was enacted on July 30, 2008. HERA created a new federal regulator, the Federal Housing Finance Agency (the “Finance Agency”), for the FHLBanks, Fannie Mae, and Freddie Mac. Among other things, HERA is designed to help resolve the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. We are continuing to review HERA. At this time, we cannot predict its near-term or long-term effects, or those of the Finance Agency’s interpretations and regulations and other actions under it, on our business model, financial condition, results of operation, liquidity, or capital adequacy. During this evolving environment, we intend to continue operating our core business activities in the ordinary course.
Funding and Liquidity
The severe financial and economic disruptions, and the federal government’s dramatic measures enacted to mitigate their effects, have changed the traditional bases on which market participants valued GSE debt securities and have consequently affected our funding costs and practices. In the last two quarters, and continuing into October and November, our funding costs associated with issuing long-term Consolidated Obligations became more volatile and rose sharply compared to LIBOR and U.S. Treasury securities. We believe this reflected dealers’ reluctance to sponsor, and investors’ current reluctance to buy, as much long-term GSE debt as they previously did, coupled with strong investor demand for short-term, high-quality assets. As a result, the FHLBank System has been more cautious in issuing long-term debt and we, along with the other FHLBanks, have taken prudent actions to maintain our liquidity. This includes decreasing our term money market holdings and maintaining the bulk of our liquidity in overnight investments.
The FHLBanks have also become more reliant on short-term Discount Note Consolidated Obligations for funding. A larger portion of this funding is currently being provided by money market funds. Our funding cost could increase if any further significant change occurs in market conditions or the health of the money market funds that cause a decline in fund assets or preferences of the funds to reduce their holding of GSE Discount Notes.
In the third quarter of 2008, the U.S. Treasury Department, as authorized by HERA, established a GSE liquidity facility. The purpose is to provide collateralized short-term funds on an as needed basis to the GSEs, including the FHLBanks, in order to reduce potential disruptions to the GSEs from liquidity issues in the market. We are currently pledging a portion of our Advances as collateral for this facility. As of the date of this filing, no GSE has requested access to funds from the facility and we currently have no expectation to utilize this facility. Any borrowings by one or more of the FHLBanks under the facility would be considered obligations with the same joint and several liability as all other Consolidated Obligations. We cannot predict at this time if this facility will result in a reduction in our debt costs or their volatility.
Following the announced conservatorship of Fannie Mae and Freddie Mac, security prices indicate market participants may believe that debt of those two GSEs offer lower credit risk than Obligations of the FHLBanks. A stable spread relationship between the debt instruments of Fannie Mae and Freddie Mac, on the one hand, and the FHLBanks, on the other, has not yet emerged, resulting in ongoing spread volatility.
Investors continue to face concern and uncertainty about the futures of Fannie Mae and Freddie Mac including the length of their conservatorship and future business model, the explicit December 31, 2009 expiration date for the GSE liquidity facility, and the level of government support for Fannie Mae and Freddie Mac relative to the FHLBanks. These sources of concern and uncertainty have raised our debt costs.
In October 2008, federal bank and thrift regulatory agencies announced a plan to request public comment on a proposed regulatory action to lower the risk weight for selected debt securities of Fannie Mae and Freddie Mac from twenty percent to ten percent. According to the press release announcing the proposal, the proposed change reflects the current level of financial support provided to the two firms by the U.S. Treasury. This regulation, if adopted, could result in even higher investor demand for Fannie Mae and Freddie Mac debt securities relative to similar FHLBank System debt securities.
Despite these events, to date, we believe that our liquidity position has remained strong throughout 2008. Our ability to access funds from the capital markets has been sufficient to meet our operational needs, including the growth in member Advances. However, we cannot predict if this will continue to be the case in all future business, economic and legislative environments.
Joint and Several Liability
Several other FHLBanks have reported, and may continue to report, earnings pressures due, primarily, to impairment charges taken on mortgage-backed securities and certain one-time events that occurred during the third quarter. If the earnings pressures are severe enough, they could raise investors’ assessment of the credit risk of FHLBank System debt securities, which we would expect to result in higher and more volatile debt costs and, possibly, more difficulty issuing debt, especially longer-term debt, at maturity points we would prefer for our asset/liability management needs. If these effects occur, our Mission Asset Activity and profitability could decrease, both of which would harm our members.

FHLBank System Issues with Actions of the Federal Deposit Insurance Corporation (FDIC)
Because of the financial disruptions, the FDIC has publicly proposed changes in two of its business activities that would affect the FHLBanks. Although we understand and support the FDIC’s objective to mitigate the effects of the financial crisis, we are concerned that these changes could have unfavorable impacts on our financial condition, results of operations, and ability to serve our members.
First, the FDIC has proposed requiring insured depository institutions to include their Advance borrowings when calculating their assessments of deposit insurance premiums. This action would raise the marginal cost of Advances, harm our ability to serve our members with attractively priced Advance offerings, and lower our profitability. We cannot predict at this time the outcome of this proposed rule or, if it is enacted, the impact on our FHLBank.
Second, in October the FDIC raised deposit insurance coverage levels to $250,000, extended deposit insurance coverage to all non-interest bearing transaction deposit accounts, and provided FDIC guarantees to unsecured debt issuances of insured depository institutions.
We believe that, taken together, these actions have raised our debt costs, which in turn has increased our Advance rates, made our Advances less attractive to our members as funding sources, reduced spreads on our investments, and lowered our profitability. Although the effects to date have not been material because the FDIC implemented its actions only in October, to the extent the actions last, we believe the consequences to our business could become material.
Credit Risk Exposure
We continued to have limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions. Since our founding in 1932, we have never experienced a credit loss on any instrument and we have not established a loss reserve or taken an impairment charge for any asset. Our Advances are overcollateralized and we have robust policies, strategies and processes designed to identify, manage and mitigate Advances’ credit risk, including a perfected first lien position for all pledged loan collateral. Various credit enhancements on loans in the Mortgage Purchase Program protect us down to approximately a 50 percent loan-to-value level (subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy). Although most of our money market investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on exposure to any one institution, and believe we have strong credit underwriting practices. We have limited holdings of mortgage-backed securities issued by non-GSE institutions. We collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion represents unsecured exposure.
As discussed in “Quantitative and Qualitative Disclosures About Risk Management,” we believe that the residual credit risk exposure to Advance collateral, loans in the Mortgage Purchase Program, investments, and derivatives, including exposure to loans that may have “subprime” and “alternative/nontraditional” characteristics, continued to be minimal. The continuing disruptions in the financial and credit markets, including the recent problems reported by Fannie Mae and Freddie Mac that resulted in the federal government placing them into a conservatorship, had an immaterial impact on our credit risk exposure. These actions also did not change our assessment that all gross unrealized losses on our assets were temporary, rather than an indication of a material deterioration of the creditworthiness of the issuers or the underlying collateral.
Beginning in the third quarter of 2007, the normal application of our credit underwriting processes resulted in lower internal credit ratings for numerous members, which increased the members’ collateral requirements and decreased their borrowing capacity for Advances and Letters of Credit. Credit rating deterioration and our conservative policies also led to a significant increase in the number of members being required to either deliver collateral to us in custody and/or provide an increased level of detail on pledged loan assets. Because of the disruptions in the financial and credit markets, we implemented additional measures to further strengthen our control of credit risk exposure. During 2008, our Board approved a number of changes in our Credit Policy to further mitigate the exposure of Advance collateral to mortgages that could be more likely to experience credit quality issues. We have also been more aggressive in 2008 in reducing the maturities and amounts of unsecured money market investments, particularly with some financial institutions that are being, or we believe are at risk of being, negatively affected by credit events. These actions also include suspending new money market investments with several institutions.

Replacement of Terminated Lehman Brothers Swaps
On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. (“LBSF”), for a total notional principal amount of $5.7 billion. Under the provisions of our master agreement all of our swaps outstanding automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The terminations required us to pay LBSF a net fee of $189 million, which represented the estimated market value of the swaps at the close of business on September 12. We paid LBSF $14 million to settle all of the transactions, which was comprised of the $189 million market value fee minus the value of collateral we had delivered previously and other interest and expenses. On September 16, we replaced these swaps with new swaps from other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net fee of $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.
The $43 million difference between the market value fee we paid Lehman and the market value fee we received from the counterparties on the replacement swaps represents an economic gain to us based on changes in the interest rate environment between the termination date and the replacement date. Although the difference was a gain to us in this instance, because it represented exposure from terminating and replacing derivatives, it could have been a loss if the interest rate environment had been different. We will amortize the gain into earnings according to the swaps’ final maturities, most of which will occur by the end of 2012.
Purchase of One of Our Largest Members by a Company Headquartered Outside the Fifth District
In October 2008, PNC Financial Services Group, Inc. (“PNC”) announced its intention to purchase National City Bank. On September 30, 2008, National City was our second largest stockholder with $404 million of our capital stock, our second largest Advance borrower with current principal outstanding of $7,435 million, and our largest seller of loans in the Mortgage Purchase Program with current unpaid principal balances of $4,820 million. PNC currently is not a member of our FHLBank and is chartered outside our Fifth District. As of the date of this filing, National City is still a member of our FHLBank and we do not know if National City’s charter or membership in our FHLBank will be terminated because of this purchase. However, if it is, we believe that losing National City’s business will not materially affect the adequacy of our liquidity, profitability, ability to make timely principal and interest payments on our participations in Consolidated Obligation debt and other liabilities, or ability to continue providing sufficient membership value to our members. This assessment is similar to that which we made, and have subsequently experienced, when we lost one of our largest members (RBS Citizens, N.A.) in 2007 due to a consolidation of its charter outside the Fifth District.
Market Risk Exposure to Higher Long-Term Interest Rates
In the third quarter, we continued a practice, implemented in the first quarter, of substantially reducing our long-term market risk exposure to higher long-term interest rates. In the third quarter, this exposure was at its lowest level in the last several years, as measured by, among other metrics, the duration of equity and the sensitivity of the market value to interest rate changes. We reduced this market risk exposure in the third quarter by issuing more long-term unswapped Consolidated Obligation Bonds compared to purchases of mortgage assets, in order to adopt a more defensive posture in light of the increased severity of the financial market disruptions. These actions lowered earnings given an upward sloping yield curve and reductions in short-term interest rates, compared to the earnings that would have occurred without these actions.
Earnings Trends
As we discuss in several places in this filing, the financial disruptions have, overall, improved our profitability relative to short-term interest rates. To date, we have not experienced materially unfavorable overall earnings pressures from the funding and liquidity issues discussed above. We believe that our retained earnings are sufficient to protect us against extreme earnings events that could raise impairment risk on our capital stock. We do not know whether, or the extent to which, the evolving disruptions in the financial markets and broader economy, including the potential effects of the current or future federal government actions, may unfavorably affect our results of operations. Our historical experience is that a slower economy increases the risk of a decrease in our profitability because it could lower demand for Mission Asset Activity and reduce asset spreads relative to funding costs. We believe that the combination of a slower economy with the possibility for even more severe financial disruptions increases this risk further.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the financial, credit, and mortgage markets; and interest rates. As measured by Gross Domestic Product (GDP), the national economy expanded moderately in 2007 (2.0 percent); and it grew by seasonally-adjusted annual rates of 0.9 percent in the first quarter of 2008 and 2.8 percent in the second quarter, before contracting by an advance estimate of 0.3 percent in the third quarter. Although it is unknown whether the national economy has entered or will soon enter a recession, from recent published data and anecdotal observations it appears that the disruptions in the financial, credit, and mortgage markets have extended to the broader economy. We do not know whether, or the extent to which, the disruptions in the financial markets and broader economy, as well as, the current or future actions of the federal government to mitigate these disruptions, may affect our financial condition, demand for our Mission Asset Activity, or results of operations, either temporarily or permanently. Our historical experience is that a slower economy decreases the balances of Mission Asset Activity and our profitability.
The market disruptions have resulted from, among other things, deterioration in the residential housing finance market (especially because of reductions in home prices, and higher delinquency and foreclosure rates on subprime and alternative/nontraditional mortgages), poor risk management practices at some financial institutions, and realized and/or unrealized losses at some financial institutions, which have pressured their capital adequacy, liquidity, ability to raise funds, and willingness to lend funds. These disruptions have also resulted in, among other things, illiquidity in the credit markets and higher borrowing costs for many financial institutions as represented by short-term LIBOR widening compared with rates on short-term Federal funds and our Discount Notes. We believe these were the key reasons for the increase in demand for our Advances in the last year despite a weak economy. As discussed in “Business Related Developments and Update on Risk Factors,” the federal government’s attempt to deal with the various market disruptions could harm our business by making our Mission Asset Activity less competitive with other sources of funds or by resulting in lower profitability, either temporary or permanently.

Interest Rates
Trends in market interest rates strongly affect our earnings and strategic decisions involved in managing the tradeoffs in our market risk/return profile. Interest rates particularly affect us because a large portion of our assets have short-term maturities or short-term adjustable-rate repricing terms, or are swapped to create synthetic short-term adjustable-rate repricing terms, and because earnings generated from funding interest-earning assets with interest-free capital are a significant portion of our net interest income. Interest rate trends can also affect demand for our Mission Asset Activity, spreads on assets and our funding costs. The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

							Nine Months Ended Sept 30,
	Quarter 3 2008		Quarter 2 2008		Quarter 1 2008		2008	2007	Year 2007
	Average	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending

Overnight Federal Funds Target	2.00%	2.00%	2.08%	2.00%	3.22%	2.25%	2.43%	5.23%	5.05%	4.25%
Overnight Federal Funds Effective	1.94	2.03	2.08	2.47	3.18	2.51	2.40	5.19	5.02	3.06

3-month LIBOR	2.91	4.05	2.75	2.78	3.28	2.69	2.98	5.39	5.29	4.70
2-year LIBOR	3.39	3.45	3.26	3.55	2.82	2.42	3.16	5.13	4.91	3.81
5-year LIBOR	4.10	4.09	3.99	4.26	3.56	3.30	3.88	5.17	5.01	4.18
10-year LIBOR	4.56	4.49	4.52	4.67	4.31	4.07	4.46	5.34	5.24	4.67

2-year U.S. Treasury	2.37	1.96	2.40	2.62	2.01	1.59	2.26	4.65	4.35	3.05
5-year U.S. Treasury	3.12	2.98	3.15	3.33	2.73	2.44	3.00	4.64	4.42	3.44
10-year U.S. Treasury	3.86	3.83	3.86	3.97	3.64	3.41	3.79	4.75	4.63	4.03

15-year mortgage current coupon (1)	5.32	5.30	5.07	5.35	4.69	4.67	5.03	5.61	5.54	4.95
30-year mortgage current coupon (1)	5.80	5.70	5.58	5.85	5.36	5.27	5.58	5.96	5.92	5.54
(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.
Short-term interest rates began to decrease in the second half of 2007, and the reductions accelerated in 2008 as the Federal Reserve lowered the overnight Federal funds target rate by 225 basis points. The target rate was constant in the second and third quarters of 2008. In October, it was lowered first to 1.50 percent and then to 1.00 percent. During 2008, market yield curves steepened significantly, which can benefit our earnings over time since we normally fund a portion of our long-term assets with shorter-term debt. Short-term LIBOR fell less than overnight Federal funds. Overall, considering several offsetting factors, the lower short-term interest rate environment caused our earnings to decrease but resulted in a wider spread between our return on average equity and short-term interest rates. The “Results of Operations” section provides detailed discussion of the effects of short-term interest rate changes on our earnings.
After decreasing in the last two quarters of 2007, average intermediate- and long-term rates, including mortgage rates, decreased even more in the early part of the first quarter of 2008. The rate reductions significantly increased the amount of debt that was economically beneficial for us to call and replace at lower rates, which should continue to benefit future earnings. In the second and third quarters, intermediate- and long-term rates tended to rise moderately, and our intermediate- and long-term debt costs rose even more.

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
Asset Composition - Ending Balances (Dollars in millions)

	September 30, 2008		December 31, 2007		September 30, 2007		September 30, 2008
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2007		September 30, 2007
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$62,580	65%	$52,953	61%	$53,595	62%	$9,627	18%	$8,985	17%
Other items (1)	348	-	357	-	117	-	(9)	(3)	231	197

Total book value	62,928	65	53,310	61	53,712	62	9,618	18	9,216	17

Mortgage Loans Held for Portfolio
Principal	8,462	9	8,862	10	8,991	10	(400)	(5)	(529)	(6)
Other items	60	-	66	-	69	-	(6)	(9)	(9)	(13)

Total book value	8,522	9	8,928	10	9,060	10	(406)	(5)	(538)	(6)

Investments

Mortgage-backed securities
Principal	13,357	14	12,157	14	12,619	15	1,200	10	738	6
Other items	(37)	-	(23)	-	(24)	-	(14)	(61)	(13)	(54)

Total book value	13,320	14	12,134	14	12,595	15	1,186	10	725	6
Short-term money market	12,142	12	12,527	15	10,640	12	(385)	(3)	1,502	14
Other long-term investments	40	-	17	-	18	-	23	135	22	122

Total investments	25,502	26	24,678	29	23,253	27	824	3	2,249	10
Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	96,952	100	86,916	100	86,025	99	10,036	12	10,927	13
Other assets	331	-	419	-	509	1	(88)	(21)	(178)	(35)

Total assets	$97,283	100%	$87,335	100%	$86,534	100%	$9,948	11	$10,749	12

Other Business Activity (Notional)
Letters of Credit	$8,023		$6,923		$6,323		$1,100	16	$1,700	27

Mandatory Delivery Contracts	$178		$48		$38		$130	271	$140	368

Total Mission Asset Activity (Principal and Notional)	$79,243	81%	$68,786	79%	$68,947	80%	$10,457	15	$10,296	15

(1)	The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition - Average Balances (Dollars in millions)

	Nine Months Ended		Year Ended		Nine Months Ended		September 30, 2008
	September 30, 2008		December 31, 2007		September 30, 2007		Change From		Change From
		% of		% of		% of	Year Ended		Nine Months Ended
		Total		Total		Total	December 31, 2007		September 30, 2007
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$60,441	65%	$49,302	59%	$47,753	57%	$11,139	23%	$12,688	27%
Other items (1)	503	-	60	-	13	-	443	738	490	3,769

Total book value	60,944	65	49,362	59	47,766	57	11,582	23	13,178	28

Mortgage Loans Held for Portfolio
Principal	8,661	10	8,742	10	8,679	11	(81)	(1)	(18)	-
Other items	63	-	75	-	77	-	(12)	(16)	(14)	(18)

Total book value	8,724	10	8,817	10	8,756	11	(93)	(1)	(32)	-

Investments

Mortgage-backed securities
Principal	12,448	13	12,116	15	12,016	14	332	3	432	4
Other items	(28)	-	(16)	-	(13)	-	(12)	(75)	(15)	(115)

Total book value	12,420	13	12,100	15	12,003	14	320	3	417	3
Short-term money market	10,814	12	13,587	16	14,554	18	(2,773)	(20)	(3,740)	(26)
Other long-term investments	16	-	19	-	20	-	(3)	(16)	(4)	(20)

Total investments	23,250	25	25,706	31	26,577	32	(2,456)	(10)	(3,327)	(13)
Loans to other FHLBanks	15	-	7	-	4	-	8	114	11	275

Total earning assets	92,933	100	83,892	100	83,103	100	9,041	11	9,830	12
Other assets	338	-	401	-	393	-	(63)	(16)	(55)	(14)

Total assets	$93,271	100%	$84,293	100%	$83,496	100%	$8,978	11	$9,775	12

Other Business Activity (Notional)

Letters of Credit	$7,824		$5,551		$5,106		$2,273	41	$2,718	53

Mandatory Delivery Contracts	$141		$88		$102		$53	60	$39	38

Total Mission Asset Activity (Principal and Notional)	$77,067	83%	$63,683	76%	$61,640	74%	$13,384	21	$15,427	25

(1)	The majority of these balances are SFAS 133-related basis adjustments.
To measure the extent of our success in achieving growth in Mission Asset Activity, we consider changes in both period-end balances and period-average balances. There can be large differences in the results of these two computations. Average data can provide more meaningful information about the ongoing condition of and trends in Mission Asset Activity and earnings than period-end data because the latter can show a great deal of day-to-day volatility.
Credit Services
The strong growth of Advances that began in the second half of 2007 continued in the first nine months of 2008. As shown in the asset composition tables above, the principal balance of Advances in the first three quarters of 2008 averaged $60,441 million, an increase of $12,688 million (27 percent) from the average in the first three quarters of 2007. The strong Advance growth occurred even after former member RBS Citizens decreased its Advances starting in the second half of 2007 by approximately $10,000 million.
From year-end 2007 to September 30, 2008, available lines in the Letters of Credit program grew $1,100 million (16 percent), mostly to support members’ public unit deposits. Average lines outstanding increased more than end-of-period lines because the growth trend of the lines was large during 2007. We earn fees on the actual amount of the available lines members use.
The following tables present Advance balances by major program on the dates indicated.

(Dollars in millions)	September 30, 2008		December 31, 2007		September 30, 2007
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$11,161	18%	$10,483	19%	$9,241	17%
LIBOR	29,619	47	24,253	46	27,314	51

Total	40,780	65	34,736	65	36,555	68

Long-Term
Regular Fixed Rate	9,332	15	6,605	13	6,270	12
Convertible (2)	3,506	6	3,892	7	3,947	8
Putable (2)	6,894	11	5,779	11	4,984	9
Mortgage Related	1,860	3	1,602	3	1,666	3

Total	21,592	35	17,878	34	16,867	32

Other Advances	208	-	339	1	173	-

Total Advances Principal	62,580	100%	52,953	100%	53,595	100%

Other Items	348		357		117

Total Advances Book Value	$62,928		$53,310		$53,712

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
In the first nine months of 2008, as in the last several years, most Advance growth occurred in adjustable-rate LIBOR, Fixed-Rate, and Putable Advances. REPO and LIBOR Advances, our largest programs, typically have the most fluctuation in balances, tend to have lower spreads to funding costs than other Advance types, and tend to be utilized by our larger borrowers. Other Advance types continued to experience small changes in balances.
The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers on the dates indicated. They include affiliates that are members of our FHLBank. The decrease in average interest rates from the end of 2007 to September 30, 2008 was due to the reductions in short-term interest rates.
     (Dollars in millions)

September 30, 2008			December 31, 2007
	Ending	Weighted Average		Ending	Weighted Average
Name	Balance	Interest Rate	Name	Balance	Interest Rate

U.S. Bank, N.A.	$16,856	3.38%	U.S. Bank, N.A.	$16,856	4.99%
National City Bank	7,435	3.10	Fifth Third Bank	5,539	4.73
Fifth Third Bank	6,140	3.21	National City Bank	4,696	5.01
First Tennessee Bank, N.A.	3,503	2.69	The Huntington National Bank	3,085	5.10
The Huntington National Bank	3,484	2.85	KeyBank, N.A.	2,609	4.05

Total of Top 5	$37,418	3.18	Total of Top 5	$32,785	4.89

Total Advances (Principal)	$62,580	3.40	Total Advances (Principal)	$52,953	4.77

Top 5 Percent of Total	60%		Top 5 Percent of Total	62%

We believe that having some large members who heavily use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase capital leverage, enhance dividend returns, and provide more competitively priced Mission Asset Activity. See “Business Related Developments and Update on Risk Factors” for information regarding the purchase of National City Bank by a financial institution headquartered outside our Fifth District.

The market penetration of members’ Advance usage increased during the first nine months of 2008. On September 30, 2008, 79 percent of members had Advance borrowings with us, compared to 74 percent at the end of 2007. This change represented 40 additional borrowers. Additionally, the simple (unweighted) average ratio of each member’s Advance to its total assets has increased during 2008, as illustrated in the following table. We believe these ratios reflect members’ reliance on our Advances as a key source of funding and liquidity in the current challenging financial conditions.

	September 30, 2008	December 31, 2007

Average Advances-to-Assets for Members

Assets less than $1.0 billion	5.99%	5.09%

Assets over $1.0 billion	6.72%	5.84%

All members	6.04%	5.14%
The daily fluctuation of Advances continued to be high. We believe the ability of members to quickly and cost effectively change how they use Advances is a significant source of membership value, even for those members who do not borrow from us heavily or at all. However, the high volatility can present challenges in funding Advances, managing our capital leverage, and balancing Advance pricing while also generating a competitive return on capital. Advance volatility requires us to maintain a sizable liquidity portfolio in money market investments.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the asset composition tables, on both an ending-balance and average-balance basis, the total principal balances in the Mortgage Purchase Program decreased modestly in 2008 compared to 2007. This decrease reflected the fact that in the third quarter of 2007, our largest mortgage seller, National City Bank, stopped selling us mortgage loans. Although the amount of mortgage loans held by us from National City Bank has not decreased significantly to date because prepayment speeds have been moderate, a significant decrease in mortgage loans outstanding from National City Bank will not hinder our ability to continue offering the Program to other members. Other reasons for the decease in balances reflected an overall lackluster economy in our District and difficulties with the mortgage market including reductions in home prices in many markets. Both these factors reduced the growth rate of mortgage originations and refinancings.
Our focus continues to be on recruiting an increasing number of community-based members to participate in the Program and on increasing the number of regular sellers. Depending on prepayment speeds and our ability to replace the expected runoff from National City with purchases from other members, Program balances may be approximately maintained or decrease. We expect to maintain the Program at less than 10 to 15 percent of total assets, and we believe it is more likely than not that in the next several years its balance will decline.
The following table reconciles changes in the Program’s principal balances (excluding Mandatory Delivery Contracts) in the first nine months this year.

Mortgage Purchase
(In millions)	Program Principal

Balance at December 31, 2007	$8,862
Principal purchases	681
Principal paydowns	(1,081)

Balance at September 30, 2008	$8,462

We closely track the refinancing incentives of all of our mortgage assets because the mortgage prepayment option is one of our largest sources of market risk exposure. The principal paydowns in the first nine months of 2008 equated to an annual constant prepayment rate of 13 percent, compared to nine percent in all of 2007. The slight acceleration in 2008 prepayment speeds was due to a substantial decrease in mortgage rates in the fourth quarter of 2007 and the first quarter of 2008. However, the refinancing response was muted by the difficulties in the mortgage market, including lower overall home prices and tighter mortgage credit conditions. Because there were not significant amounts of paydowns or new purchases in the first three quarters of 2008, the Program’s composition of principal balances by loan type, original final maturity, and mortgage note rate did not change materially from year-end 2007.
As shown in the following table, the percentage of principal balances from members supplying 10 percent or more of total balances was similar at September 30, 2008 to that at year-end 2007, a trend also seen in prior years. The decrease in the percentage of loans outstanding from National City Bank reflected its lack of new activity with us in the last year.

	September 30, 2008		December 31, 2007
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$4,820	57%	$5,378	61%
Union Savings Bank	2,012	24	1,992	22

Total	$6,832	81%	$7,370	83%

After being relatively narrow during most of 2007, initial spreads to funding costs on new mortgage assets widened substantially in the fourth quarter of 2007 and continued in the first nine months of 2008. However, the net initial spreads have been very volatile in 2008, and average expected lifetime spreads have been narrower than initial spreads. (Average expected lifetime spreads can be a more useful indication of the effect on earnings from volatility in mortgage prepayment spreads.) Both of these trends are consistent with the difficulties in the mortgage markets and a steep yield curve.
Investments
Money Market Investments
Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and certificates of deposit and bank notes in our held-to-maturity portfolio. Our investment portfolio continued to provide liquidity, enhance earnings overall in 2008, and help us manage market risk and capitalization. The composition of our money market investment portfolio varies over time based on relative value considerations. Daily balances can fluctuate significantly, usually within a range of $8,000 million to $20,000 million, due to numerous factors, including changes in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, net spreads, opportunities to warehouse debt at attractive rates for future use, and management of capital leverage. In the first nine months of 2008, compared to the same period in 2007, the average principal balance of short-term money market investments decreased $3,740 million. The decrease was directly related to the significant growth in Advances and our desire to control financial leverage at prudent levels.
Mortgage-Backed Securities
We invest in mortgage-backed securities in order to enhance profitability and, therefore, membership value, and to help support the housing market. Mortgage-backed securities currently comprise most of the held-to-maturity securities and all of the trading securities on the Statements of Condition. Our long-term objective is to maintain the mortgage-backed securities portfolio at close to three times the multiple of regulatory capital currently permitted by Regulation, consistent with a favorable market risk/return tradeoff.
However, as discussed in the “Business Related Developments and Update on Risk Factors,” in May the Finance Agency approved our request to temporarily expand our mortgage-backed security multiple by up to an additional 1.5 times regulatory capital, to a maximum of 4.5. Subsequently, we began to move the multiple above three, but we were cautious in this strategy during the third quarter, given the volatility in the mortgage and agency debt markets. At the end of September, the multiple was 3.07. At this time, because of the financial market disruptions, we cannot predict how much, or how soon, we may further increase the multiple up to the maximum allowed.

The following table reconciles changes in the principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) in the first nine months of 2008. The principal paydowns in the first three quarters of 2008 equated to an annual constant prepayment rate of 16 percent, the same rate for all of 2007.

Mortgage-backed
(In millions)	Securities Principal

Balance at December 31, 2007	$12,157
Principal purchases	2,862
Principal paydowns	(1,662)

Balance at September 30, 2008	$13,357

     The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	September 30, 2008	December 31, 2007

Security Type
Collateralized mortgage obligations	$5,653	$5,170
Pass-throughs (1)	7,704	6,987

Total	$13,357	$12,157

Collateral Type
15-year collateral	$5,408	$6,292
20-year collateral	3,437	2,088
30-year collateral	4,512	3,777

Total	$13,357	$12,157

Issuer
GSE residential mortgage-backed securities	$13,029	$11,782
Agency residential mortgage-backed securities	14	20
Private-label residential mortgage-backed securities	314	355

Total	$13,357	$12,157

(1)	At September 30, 2008 and December 31, 2007, $3 million and $4 million, respectively, of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs. We owned no 30-year fixed-rate pass-throughs on either date.
In 2007 and 2008, we increased the allocation of 20-year and 30-year collateral and decreased the allocation of 15-year collateral. This change, which began in 2007, was driven by our assessment that these collateral types had a more favorable risk/return tradeoff and, for the 20-year collateral, by our desire to enhance the diversification of collateral types among our mortgage assets. We have historically held a very small amount of private-label securities. As we discuss in “Quantitative and Qualitative Disclosures About Risk Management,” we did not consider any of our investment securities to be other-than-temporarily impaired at September 30, 2008.

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

	Nine Months Ended		Year Ended		Nine Months Ended
(In millions)	September 30, 2008		December 31, 2007		September 30, 2007
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$43,134	$39,283	$35,576	$24,852	$25,536	$22,415
Discount	(127)	(94)	(139)	(89)	(81)	(82)

Total Consolidated Discount Notes	43,007	39,189	35,437	24,763	25,455	22,333

Consolidated Bonds:
Unswapped fixed-rate	27,737	24,788	25,514	25,890	26,236	25,985
Unswapped adjustable-rate	7,525	10,486	8,143	4,670	5,553	4,025
Swapped fixed-rate	12,485	11,966	12,507	23,051	23,402	25,276

Total Par Consolidated Bonds	47,747	47,240	46,164	53,611	55,191	55,286

Other items (1)	-	59	15	(118)	(64)	(148)

Total Consolidated Bonds	47,747	47,299	46,179	53,493	55,127	55,138

Total Consolidated Obligations (2)	$90,754	$86,488	$81,616	$78,256	$80,582	$77,471

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 9 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $1,327,904 and $1,189,706 at September 30, 2008 and December 31, 2007, respectively.
Balances of the various components of Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategies. In the first nine months of 2008, the balance of Discount Notes increased substantially on both an average and ending balance basis. We increased the balance of Discount Notes because, due to the financial and credit market disruptions, their relative cost improved significantly more than the net cost of swapped Bonds (which create synthetic adjustable-rate funding that reprices typically monthly or quarterly) and because they offer greater flexibility in managing volatile Advance levels. We increased the average balance of unswapped adjustable-rate Bonds to provide more diversity in funding sources and to help manage liquidity. The ability to have three different sources of short-term and adjustable-rate funding is an important component in managing our financial performance. The relatively stable balance of unswapped fixed-rate Bonds reflected primarily the relatively stable overall balance of our mortgage assets.
The following table shows the allocation on September 30, 2008 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). The allocations were consistent with those in the last several years, although the final maturities are currently slightly longer than historically.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Non-Callable	Amortizing	Total	Callable

Due in 1 year or less	$50	$3,047	$4	$3,101	$11,040
Due after 1 year through 2 years	665	4,429	4	5,098	315
Due after 2 years through 3 years	2,155	2,345	5	4,505	10
Due after 3 years through 4 years	1,485	2,032	63	3,580	-
Due after 4 years through 5 years	1,520	2,089	17	3,626	-
Thereafter	5,490	2,174	163	7,827	-

Total	$11,365	$16,116	$256	$27,737	$11,365

Deposits
As shown on the Statements of Condition and the Average Balance Sheet and Yield/Rate tables, in the first three quarters of 2008, deposit balances had a substantial percentage increase on both an average and ending basis. However, consistent with recent years, they continued to be a small amount of our funding.
Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Risk Management” section, and our liquidity in the “Liquidity Risk and Contractual Obligations” section, of “Quantitative and Qualitative Disclosures About Risk Management.”
Capital Resources
Regulatory Limits on Capital Stock
Our Capital Plan enables us to efficiently obtain new capital stock to capitalize asset growth, thus allowing us to maintain an adequate capital-to-assets ratio. It also permits us, at our option, to repurchase capital stock in a timely and prudent manner when Mission Asset Activity contracts, thus helping us to maintain competitive profitability. The Gramm-Leach-Bliley Act of 1999 (GLB Act) and Finance Agency Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, in which we target a floor on the regulatory quarterly average capital-to-assets ratio of 4.20 percent.
The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods indicated.
     GAAP and Regulatory Capital

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2008		December 31, 2007		September 30, 2007
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,968	$3,745	$3,473	$3,610	$3,438	$3,660
SFAS 150-Related Stock	131	124	118	132	324	95

Regulatory Capital Stock	4,099	3,869	3,591	3,742	3,762	3,755
Retained Earnings	319	327	286	302	281	297

Regulatory Capital	$4,418	$4,196	$3,877	$4,044	$4,043	$4,052

     GAAP and Regulatory Capital-to-Assets Ratios

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2008		December 31, 2007		September 30, 2007
	Period End	Average	Period End	Average	Period End	Average
GAAP	4.40%	4.36%	4.30%	4.63%	4.29%	4.73%
Regulatory	4.54	4.50	4.44	4.80	4.67	4.85
In the first nine months of 2008, we continued to operate within our regulatory and policy limits for financial leverage. As measured by a lower average regulatory capital-to-assets ratio, our capital was more levered in the first nine months of this year compared to 2007. We believe we can continue to effectively manage the moderate additional amount of market risk exposure that has resulted from the greater leverage, which resulted from several factors:
▪	strong Advance growth beginning in the second half of 2007 and continuing in 2008;

▪	our repurchases throughout 2007 of mandatorily redeemable capital stock; and

▪	our desire to maintain sufficient investment liquidity, especially during the financial and credit market disruptions.

Changes in Capital Stock Balance
The following table presents changes in our regulatory capital stock balances in the first nine months of 2008.

(In millions)
Regulatory stock balance at December 31, 2007	$3,591

Stock purchases:
Membership stock	64
Activity stock	292
Stock dividends	152

Regulatory stock balance at September 30, 2008	$4,099

The $508 million increase in regulatory stock resulted principally from the continued growth in Advances, which required some members to purchase additional stock, including one member affected by the change to our Capital Plan in March 2008 that reduced the maximum amount of our cooperative capital that any member may use to support its Mission Asset Activity. We also paid dividends in the first three quarters of 2008 in the form of additional shares of stock, which increased capital stock by $152 million, and membership stock rose by $64 million as a result of our annual calculation of this required capital component.
Excess Stock
On September 30, 2008, cooperative utilization of stock continued to provide capital for a material portion (16 percent) of Advances and Mortgage Purchase Program activity. As shown in the table below, if our Capital Plan did not have a cooperative capital feature, members would have been required to purchase an additional $452 million of stock to have the same total amount of Mission Asset Activity outstanding.

(In millions)	September 30, 2008	December 31, 2007

Available cooperative excess capital stock	$271	$282

Cooperative utilization of capital stock	$452	$525

Mission Asset Activity capitalized with cooperative capital stock	$11,289	$13,129

The Finance Agency’s Capital Rule does not permit us to pay stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively utilized in accordance with our Capital Plan) would exceed one percent of our total assets after the dividend. The following table shows for the dates indicated the amount of our regulatory excess stock. At each quarter end in 2008, we were substantially below the regulatory threshold and, therefore, paid stock dividends. We cannot predict if our excess stock will be above or below the regulatory limit in the future.

(In millions)	September 30, 2008	December 31, 2007

Excess capital stock (Finance Agency definition)	$782	$807

Total assets	$97,283	$87,335

Regulatory limit on excess capital stock (one percent of total assets)	$973	$873

Excess capital stock (below) above regulatory limit	$(191)	$(66)

Retained Earnings
On September 30, 2008, stockholders’ investment in our company was supported by $319 million of retained earnings. This represented eight percent of total regulatory capital stock (including mandatorily redeemable (SFAS 150) stock) and 0.33 percent of total assets. When allocating earnings between dividends and retained earnings our Board of Directors considers the goals of paying stockholders a competitive dividend and having an adequate amount of retained earnings to mitigate impairment risk and augment future dividend stability. Severe losses that exceed the amount of our retained earnings could force members to recognize impairment and write down the par value of their capital stock investment. Our current Retained Earnings Policy establishes a range of retained earnings for our FHLBank of between $130 million and $260 million. We believe it is extremely unlikely for other-than-temporary losses to occur that would exceed our retained earnings and force an impairment of our capital stock.

Membership and Stockholders
On September 30, 2008, we had 725 member stockholders. During the first nine months of 2008, 18 new members became stockholders, while the same number was lost due to mergers. Seventeen of the members lost merged with other Fifth District members and one merged with an institution outside of the Fifth District. The impact on Mission Asset Activity and earnings from these membership changes was negligible. Modest fluctuations in Mission Asset Activity and earnings from membership changes are a normal part of our business operations. More pronounced effects could result from the loss of one or more of our largest users.
From year-end 2007 to September 30, 2008, there were no material changes in the percentage of members we have from total eligible companies, in the composition of membership by state, or in the allocation of member stockholders by their asset size. Because most existing eligible commercial banks and thrift/savings and loan associations are already members, our recruitment will continue to focus on credit unions, insurance companies, and de novo banks. On September 30, 2008, we had 101 credit union members and 16 insurance company members, both of which were an increase of three for the year in their respective categories.
The following tables list institutions holding five percent or more of outstanding Class B capital stock, including mandatorily redeemable capital stock, on the dates indicated. The amounts include stock held by any known affiliates that are members of our FHLBank.

(Dollars in millions)
September 30, 2008			December 31, 2007
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$841	20%	U.S. Bank, N.A.	$675	19%
National City Bank	404	10	Fifth Third Bank	372	10
Fifth Third Bank	394	10	National City Bank	327	9
The Huntington National Bank	241	6	The Huntington National Bank	231	7
AmTrust Bank	223	5	AmTrust Bank	214	6

Total	$2,103	51%	Total	$1,819	51%

The growth in stock holdings of these members was due to their increases in Advance borrowings throughout the first nine months of 2008 as well as to our payment of stock dividends. In addition, for U.S. Bank, N.A. the growth in stock resulted from the change in our Capital Plan which reduced (from $200 million to $100 million) the amount of our excess stock any one member is permitted to use to capitalize its Mission Asset Activity. The top four stockholders were also among our top five Advance borrowers on both dates.
Continuing a trend from prior years, on September 30, 2008, the 51 percent concentration of capital stock from our five largest stockholders was substantially less than the 60 percent concentration of the top five Advance borrowers. This is because the membership stock purchase requirement of our Capital Plan declines as a percentage of members’ assets as those assets increase, and also is due to the historical tendency of our largest members to more fully utilize, on average, the cooperative capital feature of the Capital Plan.

RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for the three and nine months ended September 30, 2008 and 2007. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of stockholders’ equity for the respective period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008		2007		2008		2007
	Amount	ROE	Amount	ROE	Amount	ROE	Amount	ROE

Net interest income	$92	6.38%	$108	7.92%	$268	6.44%	$314	7.79%

Net gain (loss) on derivatives and hedging activities	10	0.69	(5)	(0.34)	9	0.23	(6)	(0.15)
Other non-interest income	2	0.15	2	0.12	6	0.14	4	0.10

Total non-interest income (loss)	12	0.84	(3)	(0.22)	15	0.37	(2)	(0.05)

Total revenue	104	7.22	105	7.70	283	6.81	312	7.74

Total other expense	(14)	(0.96)	(12)	(0.90)	(37)	(0.89)	(36)	(0.89)
Assessments	(24)	(a )	(25)	(a )	(66)	(a )	(74)	(a )

Net income	$66	6.26%	$68	6.80%	$180	5.92%	$202	6.85%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
For both periods, all of the decrease in net income and in the ROE resulted from lower net interest income, which we discuss in the next section.
Net Gain (Loss) on Derivatives and Hedging Activities (SFAS 133)
For both the quarter- and year-to-date period comparisons, between 2008 and 2007, there was an increase in the unrealized market value gain in accounting for derivatives under SFAS 133. There were several reasons for the net change;
▪	The sharp increases in short-term LIBOR during the third quarter of 2008 resulted in a gain of approximately $8 million in both the quarter- and year-to-date periods. Short-term LIBOR increased over 1.00 percentage points in September 2008. This caused the market value of our Consolidated Bond swaps to increase more than the decrease in the market value of our Advance swaps because, at the end of September 2008, the Bond swaps had 17 days longer average reset dates than the Advance swaps. The net increase in the market value of the swaps improved earnings.

▪	Our replacement of terminated swaps that had been outstanding with Lehman Brothers also increased the unrealized market value gain modestly, as did modeling enhancements we made related to swaps having adjustable legs tied to one-month LIBOR.

▪	For year-to-date 2007 there was a loss of $6 million, and for the third quarter of 2007 there was a loss of $5 million. We consider these normal variances based on interest rate movements and are consistent with the close economic hedge relationships of our derivatives.
We consider these amounts of hedge accounting volatility to be at the upper end of the normal historical range for our business given the current volatile and atypical market conditions, especially in the third quarter of 2008.
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

Components of Net Interest Income
We generate net interest income from the net interest rate spread and from funding interest-earning assets with interest-free capital. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin. Because of our low net interest rate spread compared to other financial institutions, a large proportion of net interest income normally is derived from deploying our capital to fund assets.
The following table shows, for the three and nine months ended September 30, 2008 and 2007, the two major components of net interest income, as well as the three major subcomponents of the net interest spread. Advance prepayment fees, which we record as net interest income, changed insignificantly in both periods. Advance prepayment fees can be, and in the past have been, significant. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances. They do not necessarily indicate a trend that will continue in future periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2008		2007		2008		2007
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$60	0.25%	$59	0.27%	$171	0.25%	$163	0.26%
Net (amortization)/accretion (1) (2)	(6)	(0.02)	(7)	(0.03)	(26)	(0.04)	(19)	(0.03)
Prepayment fees on Advances, net (2)	1	-	-	-	2	-	3	0.01

Total net interest rate spread (3)	55	0.23	52	0.24	147	0.21	147	0.24

Earnings from funding assets with interest-free capital	37	0.16	56	0.26	121	0.18	167	0.27

Total net interest income/net interest margin	$92	0.39%	$108	0.50%	$268	0.39%	$314	0.51%

(1)	Per SFAS 91, net (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.
(2)	These components of net interest rate spread have been segregated here to display their relative impact.
(3)	Total earning assets multiplied by the difference in the book yield on interest-earning assets and book cost of interest-bearing liabilities.
Nine-Months Comparison. An important factor in the decrease in total net interest income was a $46 million reduction in the earnings generated by funding a portion of our short-term and adjustable-rate assets with capital. The decrease in the earnings from capital resulted from the significant reductions in short-term interest rates because we tend to deploy much of our capital in short-term and adjustable-rate assets, which repriced at lower rates.
Net amortization expense increased $7 million. Most of the increase resulted from $8 million of additional amortization of concession (i.e., selling) expenses associated with calling a larger amount of Bonds in 2008 than 2007, especially in the first quarter, as intermediate- and long-term interest rates decreased in the first quarter of 2008. The net amortization of purchase premiums and discounts related to mortgage assets had a relatively minor change. However, mortgage amortization can be, and in the past has been, significant. The two categories normally responsible for most of the volatility in net amortization are mortgages and callable Bonds.
Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread increased $8 million. Although this was a relatively modest overall change, several material factors affected earnings. These factors are described below, with their estimated impacts, some of which are difficult to determine with precision.
▪	Wider spreads on short-term assets compared to funding costs—Favorable: In the second half of 2007 and the first three quarters of 2008 average spreads on many assets, especially short-term and adjustable-rate assets indexed to short-term LIBOR, widened substantially relative to their funding costs. The interest costs of our short-term funding sources, primarily Consolidated Discount Notes which we use to fund a large amount of LIBOR-indexed assets, improved significantly relative to LIBOR, due to the disruptions in the financial markets. In addition, we fund a small portion of LIBOR-indexed assets having three-month repricing frequencies with Discount Notes having maturities of less than three months; this improved our earnings modestly because the yield curve between the overnight and three month maturity points steepened in 2008.

We estimate these trends raised net interest income by $25 million to $30 million and ROE by 0.60 to 0.70 percentage points. We do not know whether, for how long, or the extent to which the disruptions in the financial markets will continue to benefit earnings.

▪	Maturity of low cost debt—Unfavorable: One of our key strategies in managing market risk exposure is to fund mortgage assets with a mix of long-term noncallable and callable unswapped Consolidated Bonds having a wide range of final maturities. In the last quarter of 2007 and the first three quarters of 2008, a total of $2.4 billion of such Bonds, with a weighted average coupon of 3.51 percent, matured. These low cost Bonds generally had average book costs substantially below the book yields of the mortgage assets they funded. For example, the average book yield of mortgage assets on September 30, 2008 was 5.13 percent, 1.62 percentage points above that of the maturing debt. As a result, earnings decreased because we tended to replace the mortgages paying down with new mortgages at lower initial net spreads (which ranged from approximately 0.40 percentage points to 1.00 percentage points in the first nine months of 2008). We expect the impact of this factor to dissipate in the remainder of 2008 and in 2009. We estimate this factor lowered net interest income by $15 million to $20 million and ROE by 0.35 to 0.50 percentage points.

▪	Large overnight asset gap—Unfavorable: In the last several years, we have carried a large overnight asset gap of approximately $10 billion to $20 billion. This resulted from the preferences of some members for overnight funding and, during the current financial market disruptions, from our restricting the maturities of many money market investments to overnight maturities to ensure adequate liquidity and to provide additional flexibility in mitigating our unsecured credit risk exposure. Because we have limited sources of overnight funding, we tend to fund these overnight assets with longer-term Discount Notes having maturities of up to three months. Two trends relative to the overnight asset gap decreased earnings in 2008: 1) overnight interest rates decreased substantially in the first quarter of 2008, and 2) the difference in rates between overnight assets and term Discount Notes widened in September, as the financial crisis pressured overnight lending rates downward. (On some days, overnight lending rates were near zero.) We estimate these trends lowered net interest income by $15 million to $20 million and ROE by 0.35 to 0.50 percentage points.

▪	Re-issuing called Consolidated Bonds at lower rates—Favorable: As discussed elsewhere, during the first quarter of 2008, we called approximately $7.0 billion of unswapped Bonds and replaced them with new debt (both Bonds and Discount Notes) at lower interest rates, although we extended the final maturity of this portfolio in order to reduce long-term market risk exposure. We estimate this factor raised net interest income by $10 million to $15 million and ROE by 0.25 to 0.35 percentage points.

▪	Growth in average asset balances—Favorable: Average total assets expanded by $9.8 billion in the first nine months of 2008 compared to the same period in 2007. Most of the growth was in Advances principal balances, which increased $12.7 billion. Based on a range of estimates of the average spreads we earned on the new assets, we estimate this factor raised net interest income by $7 million to $10 million and ROE by 0.15 to 0.25 percentage points.

▪	Reduction in Market Risk Exposure—Unfavorable: In addition to re-issuing Bonds at extended maturities as noted above, we reduced market risk exposure to higher rates in the second and third quarters by, issuing more unswapped Bonds than mortgage purchases. Given the steep market yield curves, we estimate this factor lowered net interest income by $4 million to $6 million and ROE by 0.15 to 0.25 percentage points.
Three-Months Comparison. An important factor in the decrease in total net interest income occurred from a $19 million reduction in the earnings from deployed capital. Net amortization expense fell $1 million. Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread increased only $1 million. The same factors affected the other components of net interest rate spread in the three-months comparison as in the nine-months comparison. However, there were two major reasons for the smaller relative increase in these other components in the three-months comparison.
▪	There was no material difference between the third quarters of 2007 and 2008 in the spread between short-term assets and funding costs. This is because these spreads were wide in both quarters. The wider spreads began in the third quarter of 2007 corresponding to the onset of the financial crisis. By comparison, these spreads were significantly wider, on average, for the first three quarters of 2008 versus the same period of 2007 primarily because the spreads had not widened in the first two quarters of 2007.

▪	The unfavorable impact of the large overnight asset gap from lower short-term rates was not as material in the third quarter of 2008 as for the first three quarters of 2008 because average short-term rates did not decrease in the third quarter of 2008.
Average Balance Sheet and Yield/Rates
The following tables provide yields/rates and average balances for major balance sheet accounts for the three and nine months ended September 30, 2008 and 2007. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$62,185	$439	2.81%	$50,806	$685	5.35%
Mortgage loans held for portfolio (2)	8,569	112	5.21	9,039	120	5.26
Federal funds sold and securities purchased under resale agreements	7,329	36	1.94	6,355	83	5.18
Other short-term investments(3)	26	-	2.81	715	10	5.34
Interest-bearing deposits in banks (4)	2,898	19	2.60	6,083	82	5.37
Mortgage-backed securities	13,337	166	4.93	11,940	144	4.76
Other long-term investments	16	-	4.84	18	-	5.69
Loans to other FHLBanks	10	-	1.62	7	-	4.53

Total earning assets	94,370	772	3.25	84,963	1,124	5.25

Allowance for credit losses on mortgage loans	-			-
Other assets	341			469

Total assets	$94,711			$85,432

Liabilities and Capital
Term deposits	$121	1	2.46	$126	2	5.21
Other interest bearing deposits (4)	1,277	5	1.72	921	11	4.84
Short-term borrowings	39,578	229	2.30	22,307	287	5.11
Unswapped fixed-rate Consolidated Bonds	26,639	303	4.53	25,821	296	4.55
Unswapped adjustable-rate Consolidated Bonds	9,239	60	2.59	5,375	72	5.30
Swapped Consolidated Bonds	12,471	80	2.54	25,808	345	5.31
Mandatorily redeemable capital stock	129	2	5.50	155	3	7.01
Other borrowings	2	-	0.49	-	-	-

Total interest-bearing liabilities	89,456	680	3.02	80,513	1,016	5.01

Non-interest bearing deposits	2			19
Other liabilities	1,050			942
Total capital	4,203			3,958

Total liabilities and capital	$94,711			$85,432

Net interest rate spread			0.23%			0.24%

Net interest income and net interest margin		$92	0.39%		$108	0.50%

Average interest-earning assets to interest-bearing liabilities			105.49%			105.53%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.
(3)	Other short-term investments include securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.
(4)	Amounts include certificates of deposits and bank notes that are classified as held-to-maturity securities in the Statement of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39. See Note 1 of the Notes to Unaudited Financial Statements for further information.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$60,944	$1,453	3.18%	$47,766	$1,900	5.32%
Mortgage loans held for portfolio (2)	8,724	345	5.28	8,756	348	5.32
Federal funds sold and securities purchased under resale agreements	8,451	150	2.37	7,058	279	5.29
Other short-term investments (3)	25	1	2.97	918	37	5.34
Interest-bearing deposits in banks (4)	2,338	55	3.17	6,578	264	5.37
Mortgage-backed securities	12,420	456	4.91	12,003	428	4.77
Other long-term investments	16	1	5.10	20	1	5.75
Loans to other FHLBanks	15	-	2.53	4	-	4.85

Total earning assets	92,933	2,461	3.54	83,103	3,257	5.24

Allowance for credit losses on mortgage loans	-			-
Other assets	338			393

Total assets	$93,271			$83,496

Liabilities and Capital
Term deposits	$102	2	3.07	$140	5	5.25
Other interest bearing deposits (4)	1,368	22	2.11	922	34	4.95
Short-term borrowings	39,189	774	2.64	22,333	867	5.19
Unswapped fixed-rate Consolidated Bonds	24,789	863	4.64	25,968	878	4.52
Unswapped adjustable-rate Consolidated Bonds	10,486	247	3.15	4,025	159	5.28
Swapped Consolidated Bonds	12,024	279	3.11	25,145	995	5.29
Mandatorily redeemable capital stock	124	6	7.15	95	5	6.76
Other borrowings	2	-	1.64	-	-	-

Total interest-bearing liabilities	88,084	2,193	3.33	78,628	2,943	5.00

Non-interest bearing deposits	4			13
Other liabilities	1,115			903
Total capital	4,068			3,952

Total liabilities and capital	$93,271			$83,496

Net interest rate spread			0.21%			0.24%

Net interest income and net interest margin		$268	0.39%		$314	0.51%

Average interest-earning assets to interest-bearing liabilities			105.50%			105.69%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Other short-term investments include securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as held-to-maturity securities in the Statement of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39. See Note 1 of the Notes to Unaudited Financial Statements for further information.

For all but a few accounts, the average rate of each asset and liability category was lower in the 2008 periods than in the 2007 periods. Most of the accounts that had lower average rates have short-term maturities or adjustable-rate features, which were repriced to lower rates corresponding to the large reductions in short-term market rates. Accounts that had higher average rates included the following:
▪	In the nine-months comparison, the mandatorily redeemable capital stock account had a large increase in average rate because we changed the timing of payment of our dividends earlier this year, which resulted in the accrual of additional interest expense in the second quarter of 2008.

▪	For mortgage-backed securities, rates on new mortgages rose during the third quarter of 2007 and the second quarter of 2008. The securities we purchased in these quarters increased the account’s average rate in the 2008 periods. In addition, we made no purchases of mortgage-backed securities in the fourth quarter of 2007 and the first quarter of 2008 when average mortgage rates were lower.

▪	As discussed elsewhere, in the fourth quarter of 2007 and especially in the first quarter of 2008, we retired a large amount of callable Consolidated Bonds and replaced them with Bonds having lower rates. These actions lowered the average rate on this account. However, the continued maturity throughout 2007 and the first three quarters of 2008 of a large amount of Bonds with relatively low book costs, and the additional concession expenses related to calling many other Bonds in this account, more than offset, on a combined basis, the reduction in the book cost from calling the Bonds.
Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table for the periods indicated. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2008 over 2007			September 30, 2008 over 2007
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$154	$(400)	$(246)	$524	$(971)	$(447)
Mortgage loans held for portfolio	(6)	(2)	(8)	(1)	(2)	(3)
Federal funds sold and securities purchased under resale agreements	13	(60)	(47)	55	(184)	(129)
Other short-term investments	(10)	-	(10)	(36)	-	(36)
Interest-bearing deposits in banks	(43)	(20)	(63)	(170)	(39)	(209)
Mortgage-backed securities	17	5	22	15	13	28
Other long-term investments	-	-	-	-	-	-
Loans to other FHLBanks	-	-	-	-	-	-

Total	125	(477)	(352)	387	(1,183)	(796)

Increase (decrease) in interest expense
Term deposits	-	(1)	(1)	(1)	(2)	(3)
Other interest-bearing deposits	4	(10)	(6)	17	(29)	(12)
Short-term borrowings	223	(281)	(58)	654	(747)	(93)
Unswapped fixed-rate Consolidated Bonds	9	(2)	7	(40)	25	(15)
Unswapped adjustable-rate Consolidated Bonds	52	(64)	(12)	255	(167)	88
Swapped Consolidated Bonds	(178)	(87)	(265)	(519)	(197)	(716)
Mandatorily redeemable capital stock	-	(1)	(1)	1	-	1
Other borrowings	-	-	-	-	-	-

Total	110	(446)	(336)	367	(1,117)	(750)

Increase (decrease) in net interest income	$15	$(31)	$(16)	$20	$(66)	$(46)

The rate contribution category was responsible for all of the decrease in total net interest income in both comparison periods. The decreases resulted from the unfavorable factors identified above in “Components of Net Interest Income,” including the impact of lower short-term interest rates on the earnings generated from funding assets with capital. The positive effect of the volume category was due to the expansion in the total asset balance.

Effect of the Use of Derivatives on Net Interest Income
The primary reason we use derivatives, most of which are interest rate swaps, is to hedge the fixed-rate interest rate terms of Advances and Consolidated Obligations. The following table shows the effect of derivatives on our net interest income for the periods indicated.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Advances (1)	$(63)	$17	$(136)	$48
Mortgage purchase commitments (2)	-	-	1	1
Consolidated Obligations (1)	23	(26)	59	(88)

Decrease to net interest income	$(40)	$(9)	$(76)	$(39)

(1)	Relates to interest rate swap interest.
(2)	Relates to the amortization of derivative fair value adjustments.
Although our overall use of derivatives lowered net interest income for the periods presented, they made our earnings and market risk profile significantly more stable because they effectively created synthetic adjustable-rate LIBOR-based coupon rates for both fixed-rate Advances and fixed-rate Obligations. The synthetic adjustable-rate Advances were funded with short-term Discount Notes and the synthetic adjustable-rate swapped Obligations. Therefore, the derivatives provided a closer match of interest rate reset terms than would have occurred without the use of derivatives.
For each period, the total decrease in net interest income resulting from derivatives activity represented the net effect of three factors. The relative magnitude of each factor depended on changes in both short-term LIBOR and in the relative notional principal amounts of swapped Advances and swapped Obligations:
▪	the economic cost of hedging purchased options embedded in Advances;

▪	converting below-market coupons (primarily fixed-rate coupons) to at-market coupons tied to adjustable-rate LIBOR on swapped Advances with purchased options; and

▪	converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Consolidated Obligations.
For the periods indicated, the decrease in net interest income from our use of derivatives was primarily due to the reductions in short-term LIBOR from 2007 to 2008, combined with a greater 2008 use of derivatives to transform Advances with fixed-rate coupons to synthetic adjustable-rate LIBOR than of derivatives to transform Obligations with fixed-rate coupons to synthetic adjustable-rate LIBOR. The section “Use of Derivatives in Risk Management” discloses the notional principal amounts of derivatives used to hedge Advances and Obligations.

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the three and nine months ended September 30, 2008 and 2007. The net gain (loss) on derivatives and hedging activities is discussed above in the “Components of Earnings and Return on Equity.” Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. We continue to maintain a sharp focus on controlling our operating costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Other Income (Loss)
Net gain (loss) on derivatives and hedging activities	$10	$(5)	$9	$(6)
Other non-interest income, net	2	2	6	4

Total other income (loss)	$12	$(3)	$15	$(2)

Other Expense
Compensation and benefits	$6	$6	$19	$19
Other operating expense	3	3	10	10
Finance Agency	1	1	2	2
Office of Finance	1	1	2	2
Other expenses	3	1	4	3

Total other expense	$14	$12	$37	$36

Average total assets	$94,711	$85,432	$93,271	$83,496
Average regulatory capital	4,337	4,117	4,196	4,052

Total other expense to average total assets (1)	0.06%	0.06%	0.05%	0.06%
Total other expense to average regulatory capital (1)	1.27%	1.18%	1.18%	1.19%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
REFCORP and Affordable Housing Program Assessments
Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.8 percent effective annualized net assessment rate. Depending on the level of the FHLBank System’s earnings, the REFCORP assessment is currently expected to be statutorily retired at some point between 2010 and 2012. Lower FHLBank System earnings could extend the retirement date.
In the first nine months of 2008, assessments totaled $66 million, which reduced the ROE by 2.16 percentage points, compared to $74 million in the first nine months of 2007, which reduced the ROE by 2.49 percentage points. The burden of assessments fell because net income before assessments decreased 11 percent while average capital increased three percent, which means a smaller assessment was spread over a larger capital base.
Segment Information
Note 14 of the Notes to Unaudited Financial Statements presents information on the two operating business segments we have identified. It is important to note that we manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than at the level of individual operating business segments. Under this approach, the market risk/return profile of each operating business segment does not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis.

The table below summarizes each segment’s operating results for the three and nine months ended September 30, 2008 and 2007.

(Dollars in millions)	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
Three Months Ended September 30, 2008

Net interest income	$74	$18	$92

Net income	$54	$12	$66

Average assets	$86,100	$8,611	$94,711

Assumed average capital allocation	$3,820	$383	$4,203

Return on Average Assets (1)	0.25%	0.56%	0.28%

Return on Average Equity (1)	5.63%	12.53%	6.26%

Three Months Ended September 30, 2007

Net interest income	$86	$22	$108

Net income	$52	$16	$68

Average assets	$75,113	$10,319	$85,432

Assumed average capital allocation	$3,482	$476	$3,958

Return on Average Assets (1)	0.28%	0.59%	0.31%

Return on Average Equity (1)	5.97%	12.86%	6.80%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Nine Months Ended September 30, 2008

Net interest income	$204	$64	$268

Net income	$138	$42	$180

Average assets	$84,504	$8,767	$93,271

Assumed average capital allocation	$3,685	$383	$4,068

Return on Average Assets (1)	0.22%	0.64%	0.26%

Return on Average Equity (1)	5.01%	14.67%	5.92%

Nine Months Ended September 30, 2007

Net interest income	$243	$71	$314

Net income	$154	$48	$202

Average assets	$73,347	$10,149	$83,496

Assumed average capital allocation	$3,472	$480	$3,952

Return on Average Assets (1)	0.28%	0.64%	0.32%

Return on Average Equity (1)	5.93%	13.49%	6.85%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The 0.34 and 0.92 percentage points decreases in the ROE for the three-months and nine-months comparisons, respectively, resulted from the unfavorable factors identified above for the entire balance sheet, which were not fully offset by the favorable factors. Similarly, the $12 million decrease in net income for the three-month period and the $16 million decrease in net interest income for the nine-month period reflected the same unfavorable factors as for the entire balance sheet. Net income increased $2 million in the three-month period despite lower net interest income, because of the $15 million increase in the unrealized market value gain in accounting for derivatives under SFAS 133.
Mortgage Purchase Program Segment
The ROE rose modestly in both of the 2008 periods because of the favorable factors, including 1) an increase in financial leverage, which corresponded to an increase in leverage for the whole balance sheet, and 2) re-issuing called Consolidated Bonds at lower interest costs, which were partially offset by the unfavorable factors of maturity of low cost debt, reduction in our market risk exposure, and additional amortization of concession expense (discussed in the “Net Interest Income” section above). The $4 million (22 percent) and $6 million (13 percent) decreases in net income for the three-months and nine-months comparisons, respectively, resulted primarily from the unfavorable factors and the fact that the higher financial leverage did not affect the level of net income.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Business Risk
We believe that our most significant risks are business risk and market risk. Business risk is the potential adverse impact on achievement of our mission or corporate objectives, including the level and stability of profitability of earnings and balances of Mission Asset Activity, resulting from external factors and/or events that we may have limited ability to control or influence. The “Executive Overview” discusses several areas related to business risk, including among others the severe disruptions in the financial, credit and mortgage markets; establishment of a new regulator for the FHLBank System; the placement of Fannie Mae and Freddie Mac into a conservatorship; issues related to potential actions by the Federal Deposit Insurance Corporation; and the merger of one of our largest members with an institution chartered outside our Fifth District.
Market Risk
Measurement and Management of Market Risk Exposure
Our primary challenges in managing the level and volatility of long-term earnings exposure—i.e., market risk exposure—arise from the tradeoff between earning a competitive return and correlating profitability with short-term interest rates, and from the market risk exposure of owning mortgage assets on which we have sold prepayment options. We hedge the market risk of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. Because it is normally cost-prohibitive to completely hedge mortgage prepayment risk, a residual amount of market risk typically remains after funding and hedging activities.
We closely monitor and analyze our market risk exposure using numerous measures, and we actively manage it. Our Financial Management Policy specifies five sets of limits regarding market risk exposure that address capital leverage and long-term market risks. Except for the capital leverage requirement, with which we comply daily, we determine compliance with our policy limits at every month-end or more frequently if market or business conditions change significantly. We complied with each of our policy limits for market risk exposure in each of the first nine months of 2008, as we did in each month of 2007.
In addition, Finance Agency Regulations and internal guidelines provide additional management controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. Historically, we have not purchased a large amount of mortgage-backed securities of private-label issuers, which we believe can have more volatility in prepayment speeds than GSE mortgage-backed securities, and have tended to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.

Capital Leverage
See the “Capital Resources” section of the “Analysis of Financial Condition” for information on our capital leverage.
Market Value and Duration of Equity – Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables. The following table presents these sensitivities for the entire balance sheet for selected periods and interest rate shocks (in basis points). Average results are compiled using data for each month end.
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2008 Year-to-Date
Market Value of Equity	$3,612	$3,828	$3,890	$3,903	$3,874	$3,821	$3,694
% Change from Flat Case	(7.5)%	(1.9)%	(0.3)%	-	(0.7)%	(2.1)%	(5.4)%

2007 Full-Year
Market Value of Equity	$3,781	$3,967	$3,978	$3,935	$3,860	$3,767	$3,571
% Change from Flat Case	(3.9)%	0.8%	1.1%	-	(1.9)%	(4.3)%	(9.3)%

Month-End Results

September 30, 2008
Market Value of Equity	$3,898	$4,171	$4,279	$4,338	$4,365	$4,364	$4,311
% Change from Flat Case	(10.1)%	(3.8)%	(1.4)%	-	0.6%	0.6%	(0.6)%

December 31, 2007
Market Value of Equity	$3,477	$3,729	$3,809	$3,814	$3,765	$3,685	$3,497
% Change from Flat Case	(8.8)%	(2.2)%	(0.1)%	-	(1.3)%	(3.4)%	(8.3)%
Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results
2008 Year-to-Date	(6.1)	(4.2)	(1.8)	0.5	2.2	3.1	3.2
2007 Full-Year	(6.3)	(2.0)	1.1	3.3	4.7	5.3	5.5

Month-End Results
September 30, 2008	(5.8)	(6.1)	(3.7)	(1.7)	(0.5)	0.7	1.7
December 31, 2007	(7.2)	(5.6)	(2.3)	1.5	3.7	5.0	5.2
In the first nine months of 2008, we believe our market risk exposure continued to be moderate and lower than in 2007. During 2008, we substantially reduced long-term market risk exposure to higher long-term interest rates. This is indicated by smaller losses in the market value of equity and lower durations of equity in upward interest rate shocks. By March and continuing in the second and third quarters, this exposure was at its lowest level in the last several years, with a close to neutral exposure by the end of September.
We lowered market risk exposure to higher rates in the first quarter by extending the average maturity of the Consolidated Bond portfolio, which was a result of replacing the large amount of debt that we called in the first quarter of 2008 with new lower rate Bonds at longer average maturities than the called Bonds. The sharply lower short-term and intermediate-term rates provided an opportunity to both reduce interest costs and enhance protection against future increases in long-term rates. We further lowered market risk exposure to higher rates in the second and third quarters by issuing more long-term unswapped Bonds than purchases of mortgage assets, in order to adopt a more defensive posture in light of the increased severity of the financial market disruptions. These actions lowered earnings given an upward sloping yield curve and reductions in short-term interest rates, compared to the earnings that would have occurred without these actions. See the discussion in “Net Interest Income” on these earnings effects.

A secondary factor, especially at September 30 compared to the other dates presented, that contributed to reduced measured exposure to higher long-term rates was that in the second quarter these rates rose and in the third quarter our debt rates rose relative to mortgages. These rate and spread changes tended to increase the interest rate sensitivity of our unswapped callable Consolidated Bonds and to decrease the sensitivity of our mortgage assets to further rate increases. When there is a larger change in interest rate sensitivity to higher long-term rates for liabilities than for mortgage assets, measured market risk exposure normally decreases. See the next section for related discussion.
Market Value Ratios of Capital and Stock
The ratio of the market value to book value of capital indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities. (Capital and capital stock in this section denote regulatory balances, which include mandatorily redeemable capital stock under SFAS 150. Capital includes stock and retained earnings). A ratio greater than 100 percent indicates that if we were to liquidate our balance sheet, we would be able to do so at a net gain of cash; while a ratio below 100 percent indicates that liquidation would involve a loss of cash. Changes in the market-to-book value ratio provide an approximate measure of the value of future net interest income from the current balance sheet. The market values used in the ratio can represent potential real economic losses, unrealized opportunity losses, or temporary fluctuations. The market values do not include goodwill value or franchise value that we could realize in a liquidation. They also do not include the value of future business activity and therefore do not measure the market value of capital from the perspective of an ongoing business.
We also track the ratio of the market value of capital to the par value of our capital stock. This ratio excludes the amount of retained earnings in the denominator and therefore shows the ability of the market value of capital to protect the value of stockholders’ stock investment in our company. It has the same limitations as the ratio of the market value to book value of capital.
The following table presents both of these ratios for the current (flat rate) interest rate environment for the periods indicated.

		Monthly Average
		Nine Months Ended	Year End
	September 30, 2008	September 30, 2008	2007

Market Value of Capital to Book Value of Capital	98%	93%	93%

Market Value of Capital to Par Value of Capital Stock	106%	100%	101%
The ratios support our belief that we have a moderate amount of market risk exposure. They were relatively stable in 2008 until September, compared to year-end 2007. For all periods presented, the ratio of the market value of capital to par value of stock was above 100 percent, which is consistent with the amount of our retained earnings and our conservative risk management practices.
The increase in both ratios in September was due to the substantially narrower market spreads between mortgages and Consolidated Bonds in that month. These market spreads narrowed because, primarily, our debt spreads relative to LIBOR rose and, secondarily, spreads on our mortgage assets relative to LIBOR narrowed. These changes occurred because of the continuing disruptions in the financial markets and economy and the federal government’s consequent actions (see “Business Related Developments and Update on Risk Factors”). Narrower market spreads on mortgages to debt improve the market value of the mortgages outstanding on our balance sheet relative to the market value of the debt outstanding. The result is an increase in the market value of equity.

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
The following table presents the sensitivities of the market value of equity and duration of equity (in years) of the portfolio for selected periods and interest rate shocks (in basis points). We allocated equity using the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not necessarily what would result from an economic allocation of equity to the mortgage assets portfolio but, because it uses the same regulatory capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet. Average results are compiled using data for each month end.
Market Value and Duration of Equity – Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2008 Year-to-Date
% Change Market
Value of Equity	(49.6)%	(14.7)%	(3.8)%	-	(2.3)%	(8.0)%	(22.8)%

Duration of Equity	(110.2)	(36.8)	(15.9)	0.2	10.7	17.3	23.0

2007 Full-Year
% Change Market
Value of Equity	(23.9)%	2.6%	4.8%	-	(9.3)%	(20.9)%	(45.4)%

Duration of Equity	(46.3)	(13.3)	3.1	15.1	24.1	31.5	46.3

Month-End Results

September 30, 2008
% Change Market
Value of Equity	(39.5)%	(14.9)%	(5.2)%	-	2.6%	2.7%	(1.5)%

Duration of Equity	(34.8)	(26.8)	(15.2)	(6.9)	(2.4)	2.1	5.7

December 31, 2007
% Change Market
Value of Equity	(49.3)%	(12.0)%	(0.7)%	-	(7.6)%	(20.0)%	(49.9)%

Duration of Equity	(73.0)	(34.6)	(12.5)	8.5	22.6	35.1	59.8
The table shows that, in the first nine months of 2008, the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had substantially greater market risk exposure and volatility than the entire balance sheet. The previously discussed actions taken in 2008 to reduce the entire balance sheet’s market risk exposure to higher long-term rates were concentrated within the mortgage assets portfolio.

Risk-Based Capital Regulatory Requirements
The GLB Act and Finance Agency require us to hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. The amount of our total permanent capital, defined as retained earnings plus the regulatory amount of Class B stock, must be at least equal to the amount of risk-based capital, measured as the sum of market risk, credit risk, and operational risk. The following table shows for the dates and period indicated the amount of risk-based capital required, the amount of permanent capital, and the amount of excess permanent capital.

(Dollars in millions)		Monthly Average
	Quarter End	Nine Months Ended	Year End
	September 30, 2008	September 30, 2008	2007

Total risk-based capital requirement	$ 774	$ 629	$ 611
Total permanent capital	4,418	4,196	3,877

Excess permanent capital	$ 3,644	$ 3,567	$ 3,266

Risk-based capital as a percent of permanent capital	18%	15%	16%

The risk-based capital requirement has been relatively stable since we implemented it and has never been a binding constraint on our operations. We do not use it to actively manage our market risk exposure.
Use of Derivatives in Risk Management
As with our participation in debt issuances, derivatives transactions help us hedge market risk associated with Advances and mortgage commitments. Derivatives also help us intermediate between the long-term preferences of capital market investors for long-term, fixed-rate debt securities and the preferences of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Consolidated Obligation Bonds and transacting an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances. Derivatives related to Advances most commonly hedge 1) below-market rates and/or the market risk exposure on Putable and Convertible Advances for which our members have sold to, or purchased from, us options embedded within the Advances, or 2) Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.
Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing earnings volatility, including volatility from the use of derivatives. Accordingly, our strategy is to execute derivatives that we expect both to be highly effective hedges of market risk exposure and to receive fair value hedge accounting treatment under SFAS 133. Therefore, the volatility in the market value of equity and earnings from our use of derivatives and application of SFAS 133 has historically tended to be moderate.
The following table presents for the dates indicated the notional principal amounts of the derivatives used to hedge other financial instruments.

		September 30,	December 31,	September 30,
(In millions)		2008	2007	2007
Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$12,640	$12,507	$23,652
Convertible Advances	Interest rate swap	3,506	3,892	3,947
Putable Advances	Interest rate swap	6,894	5,779	4,984
Advances with purchased caps and/or floors	Interest rate swap	2,400	2,400	2,410
Regular Fixed-Rate Advances	Interest rate swap	5,573	3,430	2,993
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	35	24	18

Total based on Hedged Item (1)		$31,048	$28,032	$38,004

(1)	The FHLBank enters into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedges them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.

The large decrease in the notional amount of swaps hedging fixed-rate Obligations after September 30, 2007 reflected our strategy to decrease our use of these types of swaps and to increase the use of Discount Notes and adjustable-rate Consolidated Obligation Bonds. This strategy was a response to the relative improvements in Discount Note funding costs and a decision to enhance funding flexibility by reducing reliance on longer maturity swapped Obligations.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including the hedged item and the hedging instrument because both are considered derivatives (i.e., for the economically hedged Mandatory Delivery Contracts).

	September 30,	December 31,	September 30,
(In millions)	2008	2007	2007
Shortcut (Fair Value) Treatment
Advances	$7,914	$6,101	$4,937
Consolidated Obligations	1,020	7,942	21,622

Total	8,934	14,043	26,559

Long-haul (Fair Value) Treatment
Advances	10,228	9,302	9,347
Consolidated Obligations	11,620	4,565	2,030

Total	21,848	13,867	11,377

Economic Hedges
Advances	231	98	50
Mandatory Delivery Contracts	178	48	38
To-be-announced mortgage-backed securities hedges	35	24	18

Total	444	170	106

Total Derivatives	$31,226	$28,080	$38,042

The increase in Advance hedges over the last year that apply shortcut accounting treatment mostly reflected an increase in Regular Fixed-Rate Advances and swapped Putable Advances with non-complex options. The decrease in the amount of Obligation hedges applying shortcut accounting treatment and the increase in those hedges applying long-haul treatment resulted from our decision made in 2007 to account for new Obligation hedges using the long-haul treatment.
Credit Risk
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, to delayed receipt of interest and principal, or to counterparties’ nonpayment of interest due on derivative transactions. As explained below, we believe we have limited exposure to credit risk. Therefore, we have not established a loss reserve or taken an impairment charge for any assets.
Credit Services
We manage credit risk exposure from our secured lending activity in an integrated approach encompassing:
▪	various forms and degrees of collateralization of credit borrowings,

▪	credit underwriting,

▪	collateral valuation,

▪	physical collateral review, and

▪	collateral perfection.
The terms and conditions of members’ borrowing relationships are determined by criteria specified in our Credit Policy. We have aggressive policies and practices to identify and manage credit risk. One of the most important policies is that we require each member’s borrowings (Advances and Letters of Credit) to be overcollateralized, meaning that the member must maintain collateral of a value in excess of its credit outstanding. We believe we have a small amount of exposure to poorly performing subprime and nontraditional mortgages within pledged collateral, and we have policies and procedures in place to monitor and mitigate any such known exposure we do have. Because of these factors and the fact that we have never experienced a credit-related loss or delinquency on any Advance, we have not established a loan loss reserve for Credit Services.
Most of our collateral is 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Our overcollateralization rates, referred to as Collateral Maintenance Requirements (CMR), and our valuation processes vary by 1) the type of loan or security pledged, 2) our internal ratings assigned to the riskiness of each member, and 3) our internal ratings on the riskiness of each loan type pledged, based in part on the collateral performance. More risky members, and/or collateral with more risky credit quality and/or performance, result in higher CMRs, via a standard process.
Under normal circumstances, CMRs for pledged 1-4 family loans range from 125 to 175 percent and for multi-family loans range from 125 to 250 percent. CMRs for non-residential loan collateral are higher, ranging from 150 percent to 500 percent based on a variety of factors. We further aggressively adjust CMRs for poor credit administration and/or significant subprime or nontraditional mortgage loan exposure as identified during our on-site reviews. We increase the standard CMR by up to 50 additional percentage points for the identified subprime segment of each pledged loan portfolio. Along with stringent program eligibility requirements, we believe the higher CMRs for these collateral types effectively mitigate their incremental credit risk.
As additional security for members’ indebtedness, we have a statutory lien on their FHLBank capital stock. With certain unlikely exceptions, the FHLBank Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. Our security interest in collateral is perfected by 1) filing financing statements on each member pledging loan collateral, 2) taking possession or control of all pledged securities and cash collateral, and 3) when we deem appropriate based on a member’s financial condition, taking physical possession of pledged loan collateral. In addition, at our discretion consistent with our Credit Policy, we are permitted to call on members to pledge additional collateral at any time during the life of a borrowing.
We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The following table shows the distribution of internal credit ratings we assigned to member and non-member borrowers as of September 30, 2008.

(Dollars in millions)
	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	124	$33,277	81	$23,609	$32,369
2	152	15,073	112	11,295	14,508
3	224	15,704	197	6,547	15,073
4	152	22,483	132	15,754	22,301
5	30	9,672	22	8,715	9,577
6	41	6,112	40	4,055	6,110
7	14	849	12	628	836

Total	737	$103,170	596	$70,603	$100,774

The left side shows the borrowing capacity of both members and non-member borrowers (which are former members with remaining outstanding Advances or Letters of Credit). The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is our assessment of the lowest level of satisfactory performance. On September 30, 2008, 85 members and borrowing nonmembers (12 percent of the total) and $16,633 million of borrowing capacity (16 percent of the total) were related to institutions with Credit ratings of 5 or below. For members and borrowing nonmembers, 68 percent had one of the top three credit ratings and 88 percent had one of the top four credit ratings. These percentages were similar for all borrowers.

Although we believe that, overall, members have satisfactory credit risk profiles, some of them have been unfavorably affected by deterioration this year in the general credit environment. There has been a significant downward trend in member credit ratings that began in the second half of 2007 and has continued through the first nine months of 2008. Since June 30, 2007, we moved a net of 53 institutions, including a few of our largest members, and $15,860 million of borrowing capacity into one of the three lowest credit rating categories. In 2008, we increased our collateral haircuts and implemented other appropriate actions, including policy changes, to manage and mitigate the additional perceived credit risk exposure. We continue to believe that we have a minimal residual amount of credit risk exposure in our secured lending activities.
Mortgage Purchase Program
Although we use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances, our primary management of credit risk in the Mortgage Purchase Program involves the mortgage loan assets themselves (i.e., homeowners’ equity) and several layers of credit enhancements. Credit enhancements include (in order of priority) primary mortgage insurance and, for conventional loans, the Lender Risk Account (described below) and Supplemental Mortgage Insurance purchased by the participating financial institution (PFI) from a third party provider naming the FHLBank as the beneficiary. The combination of homeowners’ equity, primary mortgage insurance, the Lender Risk Account and Supplemental Mortgage Insurance protect us down to approximately a 50 percent loan-to-value level (subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy).
Since the inception of the Mortgage Purchase Program, we have experienced no credit losses on any purchased loan, nor has any member or Supplemental Insurance provider experienced a loss on loans sold to us. Delinquencies and defaults have been minimal. In addition to our strong credit enhancements, the credit quality characteristics of the loans indicate a portfolio of little credit risk. Because of these factors, we believe our exposure to credit risk on conventional loans is de minimis and that it is probable we will be able to collect all principal and interest amounts due according to contractual terms. Therefore, we have not established a loan loss reserve for the Program, and we assess that we have no mortgage loans that are considered to be impaired. In addition, the 15 percent of our acquired mortgage loans backed by the FHA have a 100 percent U.S. government guarantee; therefore, we do not require either a Lender Risk Account or Supplemental Mortgage Insurance for these loans.
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
Finance Agency Regulations require that the combination of mortgage loan collateral and credit enhancements be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of AA. We analyze all pools using a credit assessment model licensed from Standard & Poor’s, and each meets this requirement when the pool is closed. If the implied rating falls below AA, Regulations currently require us to hold additional risk-based capital to help mitigate the perceived additional credit risk. Currently, as estimated by the current versions of this model, we have six pools totaling $1.8 billion that fall short of a AA rating, which has resulted in an increase of $21 million in our risk-based capital.
We use the Standard & Poor’s credit model to assign the Lender Risk Account percentage to each PFI and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans the PFIs commit to deliver and the loans actually delivered to us for the likelihood of timely payment of principal and interest. It assigns a credit score based on numerous standard borrower attributes, such as the loan-to-value ratio, loan purpose (purchase of home, refinance, or cash-out refinance), quality and quantity of documentation, income and debt expense ratios, and credit scores.

The following table presents changes in the Lender Risk Account in the first nine months of 2008. The amount of loss claims was approximately zero.

Nine Months Ended
(In millions)	September 30, 2008
Lender Risk Account at December 31, 2007	$50
Additions	2
Claims	-
Scheduled distributions	(3)

Lender Risk Account at September 30, 2008	$49

Two indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO). Our policy stipulates that we will not purchase conventional loans with a FICO score of less than 620. In today’s market, the mortgage industry generally considers a FICO score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. As of September 30, 2008, outstanding conventional loans with FICO scores at origination under 660 totaled $300 million (four percent of the portfolio), the weighted average loan-to-value ratio (computed at loan origination dates) was 70 percent, and the weighted-average FICO score at origination was 752. These measures have been relatively stable in the last three years. We believe these measures are another indication that the Mortgage Purchase Program has a strong credit quality. Based on the available data, we believe we have very little exposure to loans in our Mortgage Purchase Program that are considered to have characteristics of “subprime” or “alternative/nontraditional” loans.
Another indication of credit quality is data on actual delinquencies. On September 30, 2008, the Program had $25 million (0.3 percent) of conventional principal and $39 million (3.0 percent) of FHA principal that was 90 days or more delinquent. Of these amounts, $12 million of each was in foreclosure as of September 30, 2008. This rate was well below the national average delinquency rates of 1.4 percent for conventional fixed-rate principal and 5.2 percent for FHA fixed-rate principal, measured by the most recent Mortgage Bankers Association National Delinquency Survey. Our delinquency or foreclosure rates have increased only slightly in absolute terms and relative to national averages in the last year, even with the difficult conditions in the mortgage markets.
The following table presents information on the concentration of Supplemental Mortgage Insurance providers for our conventional loans and the related credit ratings:

	Pct of Portfolio as of	Credit Rating (1)
	September 30, 2008	S&P	Moody’s	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	85%	A	A1	A-
Genworth Residential Mortgage Insurance Corporation (Genworth)	15%	AA-	Aa3	A+

Total	100%

(1)	As of October 24, 2008.
In April 2008, Standard & Poor’s lowered the rating of one of our Supplemental Mortgage Insurance providers, MGIC, by one level, from AA- to A, and Fitch did the same for our other provider, Genworth, in October 2008. Before the downgrade, we had discontinued committing new business with MGIC, but we continue to use Genworth for new business. We subject both providers to standard credit underwriting analysis and additionally calculate our potential exposure based on historically high industry loss rates that we further stress. This process resulted in an estimated credit exposure from all providers of $17 million as of September 30, 2008. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of our entire conventional portfolio defaulting and the Supplemental Mortgage Insurance providers being financially unable to pay the resulting claims. Because we have had only 51 claims through September 30, 2008 in the Mortgage Purchase Program out of over 100,000 conventional loans purchased since its inception in 2000, all of which were funded from the Lender Risk Account, and none by Supplemental Mortgage Insurance providers, we believe it is unlikely that claims would rise to a significant level. Therefore, we believe we have a very small amount of credit exposure to both providers and that the downgrades will not affect the creditworthiness of the Mortgage Purchase Program.

Investments
Money Market Investments. Most money market investments are unsecured and therefore present credit risk exposure. Our Financial Management Policy permits us to invest in only highly rated counterparties. A credit event for an investment security could be triggered by its default or delayed payments of principal or interest, or from a security’s rating downgrade that results in a realized market value loss. We believe our investment policies and practices result in a nominal amount of credit risk exposure in our investment portfolio.
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
We supplement the formulaic limits on credit exposure with internal credit underwriting analysis. We also monitor the creditworthiness of counterparties by reviewing market news and movements in stock prices and debt spreads. If we perceive credit risk has deteriorated or may deteriorate, we may immediately suspend new activity with individual counterparties and holding companies, put them on a Trading Room “watch list,” apply tighter maturity or dollar limits than permitted in the Financial Management Policy, liquidate securities holdings, and/or steer investment priorities away from the particular counterparties or market segments. The short-term nature of these investments and the negotiability of investment types generally enable us to quickly mitigate actual or perceived credit exposure problems. In 2008, in light of the continuing disruptions in the credit markets, we have suspended activity with or applied tighter maturity or dollar limits on a number of our unsecured credit counterparties.
The following table presents for the dates indicated the par amount of unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services. The table excludes securities repurchased under resale agreements, which are secured. The allocation differences between the two periods were consistent with normal fluctuations in our investment activity. Most of the investments had overnight maturities. Investing in short maturity instruments is another way we reduce credit risk exposure.

(In millions)	September 30, 2008	December 31, 2007

Aaa/AAA	$ -	$ -
Aa/AA	8,150	9,316
A	3,666	2,885
Baa/BBB	-	-

Total	$ 11,816	$ 12,201

Mortgage-Backed Securities. The Financial Management Policy also establishes guidelines for our investment in mortgage-backed securities. Substantially all of these have historically been GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. We have never held any asset-backed securities. On September 30, 2008, we held six private-label mortgage-backed securities with an outstanding principal balance of $314 million.
Although the private-label mortgage-backed securities can have more credit risk than GSE and agency mortgage-backed securities, each of ours has a triple-A rating, carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating, is primarily collateralized by first lien mortgages and consists of residential fixed-rate mortgage loans originated prior to 2004. As of September 30, 2008, these securities’ average credit subordination of 6.6 percent exceeded their average serious delinquency rate of 0.23 percent. (We define the serious delinquency rate as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.)

We have policies in place to monitor and mitigate exposure to investments that have collateral that could be considered “subprime” or “alternative/nontraditional” and to limit the percentage of private-label mortgage-backed securities we are permitted to own that may have these kinds of collateral. Based on our analysis of available data, including, among other things, the collateral characteristics and information on collateral performance, we believe we have a de minimis amount of exposure to our private-label mortgage-backed securities. For example, at September 30, 2008:
▪	less than 2.5 percent of the principal balances had FICO scores(1) below 650,

▪	the average FICO score(1) was approximately 743,

▪	the loans were originated in 2003 (not in more recent years, which are the years currently responsible for much of the delinquencies and foreclosures in the mortgage market),

▪	the average loan-to-value ratio (computed at loan origination dates) was approximately 48 percent,

▪	90-day delinquencies averaged less 0.03 percent (with five of the securities having no 90-day delinquencies), and

▪	the foreclosure rate averaged 0.06 percent (with five of the securities having no foreclosures).
(1) As obtained from Bloomberg L.P. and/or original prospectus information.
This data collectively indicates that our six private-label mortgage-backed securities are comprised of high quality mortgages with limited credit risk exposure.
As indicated in Note 4 of the Notes to Unaudited Financial Statements, as of September 30, 2008, our mortgage-backed securities in the held-to-maturity securities portfolio had a net unrealized loss totaling $46 million, which included securities having gross unrealized losses totaling $110 million. On December 31, 2007, the portfolio had a net unrealized loss totaling $37 million, which included securities having gross unrealized losses totaling $101 million. The small increase ($9 million) in the net unrealized loss from year-end 2007 to September 2008 represented only 0.07 percentage points of the par value of the securities. Of these amounts, the private-label mortgage-backed securities represented $23 million of the net unrealized loss, which was seven percent of the securities’ amortized cost.
We believe the continuing disruptions in the financial markets had an immaterial impact on the estimated fair values of our investment securities. Most of these securities were issued by Fannie Mae or Freddie Mac. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs continue to receive the highest senior debt ratings available by the NRSROs, which are based in part on their now explicit backing by the U.S. government. We believe these developments will reduce the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we assess that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality.
We have determined that all of the gross unrealized losses on our mortgage-backed securities were temporary—the result of the current interest rate environment and illiquidity in the credit markets. We believe that the unrealized losses were not an indication of a material deterioration of the creditworthiness of the issuers or of the underlying collateral and that it is probable we will be paid all amounts due according to the contractual terms of the individual securities. Additionally, we have the intent, and we believe the ability, to hold the securities to their final contractual maturities, which should result in full recovery of any unrealized losses. For these reasons, including the strong credit quality characteristics, performance, and credit enhancements of our small private-label mortgage-backed security portfolio as shown above, we do not consider our investment securities to be other-than-temporarily impaired at September 30, 2008. See also “Critical Accounting Policies and Estimates” and Note 4 of the Notes to Unaudited Financial Statements for more detailed information supporting this assessment.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments, that it defaults, or that swaps are terminated before their maturity date because of failures of the counterparty or us. Any one of these events could result in us having to replace the derivative transaction with that from another counterparty on less favorable terms or could expose us to market risk during the time it could take to replace the transaction. See “Business Related Developments and Update on Risk Factors” for discussion of these issues related to our termination and subsequent replacement of 87 derivatives that had been outstanding with Lehman Brothers Holdings, Inc.

The amount of our credit risk exposure to a counterparty equals the positive net market value of all derivatives outstanding with the counterparty. Each counterparty’s unsecured limit is based on criteria similar to those we use for money market investments. Each counterparty is required to deliver to us high quality collateral in a market value amount equal to our net market value exposure to the counterparty that exceeds contractual threshold limits. The residual amount of credit risk exposure is the cost of replacing the derivatives if the counterparty defaults on payments due, net of the value of collateral we hold.
The table below presents, as of September 30, 2008, our gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.
(Dollars in millions)

			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	12	20,354	40	(26)	14
A	4	10,659	-	-	-

Total	16	$31,013	$40	$(26)	$14

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
We had $40 million of gross credit exposure. After collateral exchanges, we had net unsecured credit exposure of $14 million. Because of the terms of our swap contracts, the collateralization process and the overall strong credit quality of our derivative counterparties, we continue to not expect any credit losses from our derivative transactions. As of September 30, 2008, the following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.
(In millions)

	Credit		Net
	Rating	Notional	Unsecured
Counterparty	Category	Principal	Exposure

JPMorgan Chase Bank	Aa/AA	$4,917	$-
Barclays Bank PLC	Aa/AA	4,410	3
Morgan Stanley Capital Services	A	4,310	-
UBS AG	Aa/AA	3,467	-
Deutsche Bank AG	A	3,431	-
All others (11 counterparties)	A to Aa/AA	10,478	11

Total		$31,013	$14

Although we cannot predict if we will realize credit or market risk losses from any of our counterparties, we have no reason at this time to believe that any of them will be unable to continue making timely interest payments and more generally continue to satisfy the terms and conditions of their derivative contracts with us.
Liquidity Risk and Contractual Obligations
Liquidity Information
 Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost efficient manner. Liquidity risk is defined as the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the first nine months of 2008, our share of participations in debt issuance totaled $719.7 billion of Discount Notes and $29.8 billion of Consolidated Bonds.

We are exposed to two types of liquidity risk, for which Finance Agency Regulations and our Financial Management Policy require us to hold sufficient amounts of liquidity:
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
We actively monitor our liquidity measures. Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In the first nine months of 2008, as in 2007, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. During the financial markets’ continuing liquidity and credit crisis, including that of certain GSEs, and the extraordinary events affecting the broad economy, our liquidity position remained strong and our overall ability to access funding for operations remained sufficient. The System’s triple-A debt ratings were, and continue to be, instrumental in ensuring the availability of debt to satisfy our liquidity needs. For further discussion, see “Business Related Developments and Update on Risk Factors.”
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

(In millions)	September 30,	December 31,
	2008	2007

Total Contingency Liquidity Reserves	$24,561	$29,274
Total Requirement	(15,124)	(19,661)

Excess Contingency Liquidity Available	$9,437	$9,613

Although the excess amount of contingent liquidity per this measure has been lower at times this year than on the dates indicated in the table, it has always been positive, which means that, based on the measure, we continued to hold an adequate amount of liquidity reserves to protect against impaired access to the debt markets for at least seven business days.
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

(In millions)	September 30,	December 31,
	2008	2007

Total Eligible Deposit Reserves	$67,070	$58,217
Total Member Deposits	(1,344)	(1,046)

Excess Deposit Reserves	$65,726	$57,171

Contractual Obligations
 The following table summarizes our contractual obligations and off-balance sheet commitments as of September 30, 2008. The allocation according to their expiration terms or payment due dates was not materially different from that of year-end 2007. We believe that we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations on a timely basis, as we have in the past. However, we cannot provide any assurance as to the effect of the continuing disruptions in the financial and credit markets, or other potential risk events including additional issues with the other GSEs, on the debt market for Consolidated Obligations or the prices that may have to be paid to replace the significant amount of Obligations that mature over the next year.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$17,612	$13,184	$8,741	$8,210	$47,747
Mandatorily redeemable capital stock	1	26	104	-	131
Other long-term obligations (term deposits) – par	96	7	-	-	103
Pension and other postretirement benefit obligations	1	3	3	12	19
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	1	2	1	5

Total Contractual Obligations before off-balance sheet items	17,711	13,221	8,850	8,223	48,005

Off-balance sheet items (1)
Commitments to fund additional Advances	4	-	-	-	4
Standby Letters of Credit	7,887	29	36	71	8,023
Standby bond purchase agreements	68	144	172	-	384
Commitments to fund mortgage loans	178	-	-	-	178
Consolidated Obligations traded, not yet settled	178	40	130	115	463
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments (2)	-	-	-	-	-

Total off-balance sheet items	8,315	213	338	186	9,052

Total Contractual Obligations and off-balance sheet items	$26,026	$13,434	$9,188	$8,409	$57,057

(1)	Represents notional amount of related off-balance sheet obligations.

(2)	In September 2008, all 12 FHLBank’s entered into an agreement with the United States Department of Treasury to establish a GSE secured lending credit facility. The facility is designed to serve as a contingent source of liquidity for the housing GSEs. The agreement terminates on December 31, 2009. The FHLBank does not currently expect to access funding under the facility.
Operational Risk
Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. We believe there were no material developments regarding our exposure to operational risk in the first nine months of 2008.
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
Our critical accounting policies and estimates are described in detail in our 2007 annual report on Form 10-K. Below is a description of our fair value processes as a result of the adoption of SFAS No. 157, Fair Value Measurements (SFAS 157), on January 1, 2008. We have also provided an explanation of our other-than-temporary impairment analysis for investment securities as a result of recent market conditions as well as the subjective and complex nature of management’s assessment. There have been no material changes during the period to our other policies and estimates described in the 2007 annual report on Form 10-K.

Fair Values
Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions, which may be reflected in the Statements of Condition or related Notes to the Unaudited Financial Statements at fair value. We carry investments classified as available-for-sale and trading, and all derivatives, on the Statements of Condition at fair value.
SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statements of Condition. SFAS 157 defines “fair value” as the price – the “exit price” – that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.
We base our fair value amounts on quoted market prices or market-based prices, if such prices are available. If quoted market prices or market-based prices are not available, fair values are determined based on valuation models that use either discounted cash flows, based on market estimates of interest rates and volatility, or dealer prices and prices of similar instruments.
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
We categorize our financial instruments carried at fair value into a three-level classification in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2008, only our available-for-sale securities were valued using significant unobservable inputs.
For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 15 of the Notes to Unaudited Financial Statements.
Other-Than-Temporary Impairment Analysis for Investment Securities
Due to the decline in value of residential U.S. real estate and difficult conditions in the credit markets, we closely monitor the performance of our private-label mortgage-backed securities portfolio on a quarterly basis, or sooner if a loss-triggering event occurs, to evaluate our exposure to the risk of loss on these investments. To determine whether a loss is other-than-temporary we apply SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended by FASB Staff Position FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.
An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we consider if it is probable that the security will suffer a contractual principal loss or interest shortfall. Our analysis of each security comprises a number of quantitative and qualitative factors as described in Notes 3 and 4 of the Notes to Unaudited Financial Statements. As part of this evaluation, we also consider our intent and ability to hold each security until maturity or for a sufficient period of time to allow the recovery of any unrealized losses. This requires a consideration about market conditions, projections of future results, and liquidity needs. The other-than-temporary impairment analysis considers all available evidence and requires management to make a number of significant judgments, estimates, and assumptions.
If we determine based on the analysis described above that an other-than-temporary impairment exists, the security is written down to current market value with the respective loss recognized in non-interest income. The recognized loss in non-interest income would include the estimated shortfall in principal and interest, as well as any other interest rate or illiquidity impact included in a security’s market value at the time.
For further discussion regarding how we determine the need for an other-than-temporary impairment on investment securities see Notes 3 and 4 of the Notes to Unaudited Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.
Item 4(T). Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2008, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of September 30, 2008, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of September 30, 2008, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A.   Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $158.6 million of such credit support during the three months ended September 30, 2008. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.
Item 6.    Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of November 2008.

FEDERAL HOME LOAN BANK OF CINCINNATI (Registrant)
By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Senior Vice President, Controller (principal financial officer)

INDEX OF EXHIBITS

Document incorporated by
Exhibit		reference from a previous filing or
Number (1)	Description of exhibit	filed herewith, as indicated below

10.1	United States Department of the Treasury Lending Agreement, dated September 9, 2008	Form 8-K, filed September 9, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith
(1)	Numbers coincide with Item 601 of Regulation S-K.