Form 10-K
period 2008-12-31
Federal Home Loan Bank of Cincinnati
filed 2009-03-19
CIK 1326771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
[ ] Yes [X] No
As of February 28, 2009, the registrant had 39,808,929 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.
Documents Incorporated by Reference: None
1 of 184

2 of 184

PART I
Item 1.   Business.
COMPANY INFORMATION
Organizational Structure
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that provides financial products and services to our member financial institutions. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System); our region, known as the Fifth District, comprises Kentucky, Ohio and Tennessee. The U.S. Congress created the FHLBank System in the Federal Home Loan Bank Act of 1932 (the FHLBank Act) to improve liquidity in the U.S. housing market. Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own stockholders, employees, and Board of Directors. A GSE combines private sector ownership with public sector sponsorship. The FHLBanks are not government agencies and are exempt from federal, state, and local taxation (except real property taxes). The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System.
The FHLBank System also includes the Federal Housing Finance Agency (Finance Agency) and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government. The Housing and Economic Recovery Act of 2008 (HERA) placed the FHLBanks, as well as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), under the regulatory authority of the Finance Agency effective July 30, 2008. Prior to July 30, 2008, the FHLBanks had been regulated by the Federal Housing Finance Board. In this filing, we collectively refer to both regulators as the “Finance Agency” and we refer to prior actions of the predecessor regulator as actions of the Finance Agency.
The Office of Finance is a joint office of the District Banks established by the Finance Agency to facilitate the issuing and servicing of the FHLBank System’s debt securities (called Consolidated Obligations or Obligations).
In addition to being a GSE, the FHLBank is a cooperative institution. Our stockholders are also our primary customers. Private-sector financial institutions voluntarily become members of our FHLBank and purchase our capital stock in order to gain access to our products and services. Only our members can purchase capital stock. All Fifth District federally insured depository institutions and insurance companies that engage in residential housing finance and that meet standard eligibility requirements are permitted to apply for membership. By law, an institution is permitted to be a member of only one Federal Home Loan Bank, although a holding company through its subsidiaries may have memberships in more than one District Bank.
We require each member to purchase our capital stock as a condition of membership and, under certain circumstances, we require a member to purchase stock above the membership stock amount when utilizing our products or services. We issue, redeem, repurchase, and exchange capital stock only at its stated par value of $100 per share. By law, our stock is not publicly traded. Our Capital Plan enables us to efficiently expand and contract capital needed to capitalize our assets in response to changes in our membership base and their credit needs.
The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 17-member Board of Directors. Under HERA, all of our directors are elected by our members. Ten directors are executives and/or directors of our member institutions, while the remaining directors are independent directors who represent the public interest.
The number and composition of members have been relatively stable in the last 10 years, between 720 and 760, with the number of new members generally offset by a similar number of exiting members due to mergers and acquisitions. At the end of 2008, we had 728 members.
As of December 31, 2008, we had 189 full-time employees and 6 part-time employees. Our employees are not represented by a collective bargaining unit.

3 of 184

In this filing, the interrelated and severe disruptions in 2008’s financial, credit, housing, capital, and mortgage markets, which have continued in 2009, are referred to generally as the “financial crisis.”
Mission and Corporate Objectives
Our FHLBank’s mission is to provide financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing and flow of credit for housing and community lending throughout the Fifth District. We achieve our mission through a cooperative business model. We raise private-sector capital from our member stockholders and issue high-quality debt in the capital markets with other FHLBanks to provide members with competitive services—primarily a reliable, readily available, low-cost source of funds called Advances—and a competitive return on their FHLBank capital investment through quarterly dividend payments. An important component of our mission related to our public sector sponsorship is providing affordable housing programs and activities to support members in their efforts to assist lower-income housing markets.
Our corporate objectives are to:
▪	operate safely and soundly, remain able to raise funds in the capital markets, and optimize our counterparty and deposit ratings;

▪	expand business activity with members;

▪	earn and pay a stable long-term competitive return on members’ capital stock;

▪	maximize effectiveness of contributions to Housing and Community Investment programs; and

▪	maintain effective corporate governance processes.
We manage these objectives collectively. Because an overarching requirement is to ensure our company’s safety and soundness at all times, we strive to maintain modest exposure to business, market, credit, and operational risks and to operate with ample liquidity and capitalization. We believe our business is financially sound, conservatively managed, and well capitalized on a risk-adjusted basis.
Our company’s cooperative ownership structure and the constant par value of stockholders’ capital investment mean that member stockholders derive value from two sources:
▪	the competitive prices, terms, and characteristics of our products; and

▪	a competitive dividend return on their capital investment.
In order to maximize the two combined sources of membership value, we must strike a balance between offering more attractively priced products, which tend to decrease our dividends, and increasing dividends, which tends to result from higher priced products. We believe members’ investment in our capital stock is comparable to investing in high-grade short-term, or adjustable-rate, money market instruments or in adjustable-rate preferred equity instruments. We structure our risk exposure so that earnings tend to move in the same direction as changes in short-term market rates. Having relatively stable earnings measured against short-term market rates furnishes member stockholders a degree of predictability on their future dividend returns. There is normally a tradeoff between the level and stability of our stock returns, both in the near term and long term. One measure of our successful resolution of this tradeoff is that few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.
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

4 of 184

In addition, through various Housing and Community Investment programs, we assist members in serving very-low-, low-, and moderate-income housing markets and community economic development. These programs provide Advances at below-market rates of interest, direct grants and subsidies, and can help members satisfy their regulatory requirements under the Community Reinvestment Act. In contrast to our Mission Asset Activity, these programs normally generate no profits.
To a more limited extent, we also offer members various correspondent services that assist them in their administration of operations.
To help us achieve our mission, we are permitted to invest in highly rated debt securities of financial institutions and the U.S. government and in mortgage-related securities. In practice, we invest in money market investments and mortgage-backed securities. These investments furnish additional liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.
Our primary source of funding and liquidity is through participating in the issuance of the FHLBank System’s unsecured debt securities—Consolidated Obligations—in the capital markets. Obligations are the joint and several obligations of all 12 District Banks, backed only by the financial resources of the 12 FHLBanks. A secondary source of funding is our capital. A critical component to the success of our operations is the ability to issue debt securities regularly and frequently in the capital markets under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates, represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR), compared to many other financial institutions. We also execute cost-effective derivative transactions to help hedge market risk exposure. These abilities enable us to offer members a wide range of Mission Asset Activity and enable our members to access the capital markets, through their activities with the FHLBank, in ways that they may be unable to do without our services.
The System’s comparative advantage in funding is due largely to its GSE status, which is reflected in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign, and historically have assigned, the System’s Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s; and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. These two rating agencies also assign the highest counterparty and deposit ratings available (triple-A) to our FHLBank. These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay timely principal and interest on their debt and that the debt is considered to be of the highest quality with minimal credit risk. Maintaining these ratings is vital to fulfilling our mission. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, any Obligation.
The agencies’ rationales for the System’s and our ratings historically have included:
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

5 of 184

Sources of Earnings
Our major source of revenue is interest income earned on Advances, Mortgage Purchase Program notes, and investments. Our major items of expense are:
▪	interest expense paid on Consolidated Obligations and deposits;

▪	the requirement to pay 20 percent of annual net earnings to the Resolution Funding Corporation (REFCORP) fund;

▪	costs of providing below-market-cost Advances and direct grants and subsidies under the Affordable Housing Program; and

▪	non-interest expenses (i.e., other expenses on the Statements of Income).
The largest component of earnings is net interest income, which equals interest income minus interest expense. We derive net interest income from three elements, each of which can vary over time with changes in market conditions, including most importantly interest rates, business conditions and our risk management activities:
▪	interest rate spread, being the difference between the interest we earn on assets and the interest we pay on liabilities;

▪	funding a portion of our interest-earning assets with our capital on which we do not pay interest; and

▪	leverage of capital with interest-earning assets.
Regulatory Oversight
Our regulator, the Finance Agency, is headed by a director (the Director) who has sole authority to promulgate Agency regulations and to make other Agency decisions. The Finance Agency is charged with ensuring that each FHLBank:
▪	carries out its housing and community development finance mission;

▪	remains adequately capitalized;

▪	operates in a safe and sound manner; and

▪	complies with Finance Agency Regulations.
To carry out these responsibilities, the Finance Agency conducts on-site examinations at least annually of each FHLBank, as well as periodic on- and off-site reviews. Regulations prohibit the public disclosure of examination results. Each FHLBank must submit monthly information to the Agency on its financial condition and operating results. The financial statements of the FHLBank are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Penalties for non-compliance with Finance Agency Regulations are at the discretion of the Agency. While each FHLBank has substantial discretion in governance and operational structure, the Finance Agency maintains broad supervisory and regulatory authority over the FHLBanks. In addition, the Comptroller General has authority to audit or examine the Finance Agency and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the FHLBank Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.
BUSINESS SEGMENTS
We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity in two business segments: Traditional Member Finance and the Mortgage Purchase Program. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLBank. See the “Segment Information” section of “Results of Operations” in Item 7 and Note 17 of the Notes to Financial Statements for more information on our business segments including their results of operations.

6 of 184

Traditional Member Finance
Credit Services
Features. Advances provide members competitively priced sources of funding and can help them manage their asset/liability and liquidity needs. They can both complement and be alternatives to, retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient, fast, and continual access to funds for our members, which we believe is a major benefit of Advances. Because of our normally ample liquidity and because a member must have in place approved applications and processes—including adequate collateral—before it can borrow from us, in most cases members can access funds on a same-day basis.
Each member must supply us with a security interest in eligible collateral with total estimated market value of more than 100 percent of its Advances outstanding. Collateral is composed primarily of high quality loans—primarily one- to four-family residential mortgages—in accordance with our regulations and procedures. We believe that the combination of our conservative collateral policies and risk-based credit underwriting activities effectively mitigates credit risk associated with Advances. We have never experienced a credit loss on Advances, nor have we ever determined it necessary to establish a loss reserve.
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
We price 13 standard Advance programs every business day and several other standard programs on demand. We also offer customized, non-standard Advances that fall under one of the standard programs. Having diverse programs gives members the flexibility to choose and customize their borrowings according to the features listed below (among others).
▪	size: from $1 to a maximum amount limited by a member’s collateral requirements and borrowing capacity, by our capital leverage requirements, and by our available liquidity;

▪	final maturity: from overnight to 30 years;

▪	interest rate: fixed-rate or adjustable-rate coupons;

▪	coupon payment frequency;

▪	interest rate index on adjustable-rate coupons;

▪	rate reset for adjustable-rate Advances: monthly, quarterly, or other;

▪	prepayment ability: no, partial, or full prepayment options, some of which involve a fee;

▪	principal paydown: with no, partial, or full amortization of principal; and

▪	interest rate options, or other options, embedded in Advances.
Advance Programs. Our primary current Advance programs are Repurchase Based Advances (REPO Advances), LIBOR Advances, Regular Fixed-Rate Advances, Putable Advances, and Mortgage-Related Advances. Besides these, we offer several other smaller Advance programs. There are generally no minimum size requirements for Advances except for REPO Advances, which have a minimum size of $15 million.
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

7 of 184

LIBOR Advances have adjustable interest rates typically priced off 1- or 3-month LIBOR indices. Generally, any prepayment is permitted without a fee if it is made on a repricing date.
Regular fixed-rate Advances have terms of three months to 30 years, with interest normally paid monthly and principal repayment normally at maturity. They have no call or put options.
Putable Advances are fixed or adjustable-rate Advances that provide us an option to terminate the Advance, usually after an initial “lockout” period. Selling us these options enables members to secure lower rates on Putable Advances compared to Regular Fixed-Rate Advances with the same final maturity. Similar to Putable Advances are Convertible Advances. Although we stopped offering new Convertible Advances at the beginning of 2006, we still have a substantial amount outstanding. The difference between a Convertible Advance and a Putable Advance is that the former provides us an option to convert the Advance to a LIBOR Advance, while the latter provides us an option to terminate the Advance. The Putable and Convertible Advance programs allow members to choose, at the Advance’s trade date, the frequency of the dates on which we may terminate the Advance.
Mortgage-Related Advances are fixed rate, amortizing Advances with final maturities of 5 to 30 years. Members structure amortization and prepayment schedules that may be similar to those of residential mortgage loans. We offer two basic prepayment structures for which we do not charge prepayment fees. The first structure is an annual constant prepayment rate, which establishes a fixed and required principal paydown schedule. The second structure permits the member, at its option, to repay principal, once annually, above the scheduled amortization based on actual annualized prepayment speeds experienced on specified 15-year or 30-year current-coupon mortgage-backed securities from Fannie Mae and Freddie Mac. The reference securities are established on the Advance’s trade date. For each structure, members can prepay additional principal subject to our standard applicable prepayment fees.
Advance Prepayment Fees. For many Advance programs, Finance Agency Regulations require us to charge members prepayment fees for early termination of principal when the early termination results in an economic loss to us. We do not charge prepayment fees for certain short-term Advance programs or under the prepayment structures described above for Mortgage-Related Advances. Certain Advance programs are structured as non-prepayable, such as REPO Advances.
We determine prepayment fees using standard present-value calculations that make us economically indifferent to the prepayment. The prepayment fee equals the present value of the estimated profit that we would have earned over the remaining life of the prepaid Advance. If a member prepays principal on an Advance that we have hedged with an interest rate swap, we may also assess the member a fee to compensate us for the cost we may incur for terminating the swap before its stated final maturity.
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
The Affordable Housing Program consists of the Competitive Program and a homeownership set-aside program called the Welcome Home Program. Under the Competitive Program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in semiannual offerings. Under the Welcome Home Program, funds are available beginning in March until they have been committed. Members use Welcome Home to assist very low-, low-, and moderate-income families with the down payment and closing costs associated with home purchases. Under both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. For 2009, up to 35 percent of the Affordable Housing accrual will be set aside for the Welcome Home Program and the remainder allocated to the Competitive Program.
Two other housing programs that fall outside the auspices of the Affordable Housing Program are the Community Investment Program and the smaller Economic Development Advance Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds

8 of 184

plus three basis points. Members use the Community Investment Program primarily to fund housing and, under certain conditions, community economic development projects, while they use Economic Development Advances exclusively for economic development projects.
Finally, over the last several years, the Board has allocated funds to the American Dream Homeownership Challenge program. These voluntary contributions are over and above any regulatory mandated programs. This grant program was established in 2003 to provide funds through our members to increase homeownership by minorities and those with special needs. It was expanded in 2007 to include assistance to families displaced by natural disasters. The Board reviews this program annually to determine the amount to fund, if any.
Investments
 We invest in short-term unsecured money market instruments and longer-term unsecured mortgage-related securities. There are five ways the investment portfolio helps us achieve our corporate objectives:
▪	Liquidity management. Investments, especially money market investments, help us manage liquidity. We can structure our short-term debt issuance such that money market investments mature sooner than this debt, providing a source of contingent liquidity when Advance demand spikes or in periods of market stresses when it may not be advantageous or possible to participate in new debt issuance. We also may be able to transform investments to cash without a significant loss of value. Money market investments also support our ability to issue most Advances on the same day members request them.

▪	Earnings enhancement. The investments portfolio assists with earning a competitive capital return, which enhances the value of membership, members’ preferences to hold excess capital stock to support Mission Asset Activity, and our commitment to Housing and Community Investment.

▪	Market risk management. Short-term money market investments help stabilize earnings because they typically earn a “locked in” match-funded spread with little market risk.

▪	Debt issuance management. Maintaining a money market investment portfolio can help us participate in attractively priced debt, on an opportunistic basis. We can temporarily invest proceeds from debt issuances in short-term liquid assets and quickly access them to fund demand for Mission Asset Activity, rather than having debt issuances dictated solely by the timing of member demand.

▪	Support of housing market. Investment in mortgage-backed securities and state housing finance agency bonds directly supports the residential mortgage market by providing capital and financing for, and management of, the liquidity, interest rate and options risks inherent in mortgages.
We strive to ensure our investment purchases have a moderate degree of market risk and credit risk, which tends to limit the returns we expect on these securities. We believe that a philosophy of purchasing investments with a high degree of market or credit risk would be inconsistent with our public sponsorship and GSE status. Finance Agency Regulations and our Financial Management Policy specify general guidelines for, and relatively tight constraints on, the types, amounts, and risk profile of investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to face with eligible counterparties. We are permitted to invest only in the securities of counterparties with high credit ratings, and because of our prudent investment policies and practices, we believe all of our investments have high credit quality.
For short-term money market instruments, we are permitted to purchase overnight and term Federal funds, certificates of deposit, bank notes, bankers’ acceptances, and commercial paper. We may also place deposits at the Federal Reserve Bank. For longer-term investments, we are permitted to purchase:
▪	debt securities issued by the U.S. government or its agencies;

▪	mortgage-backed securities and collateralized mortgage obligations supported by mortgage securities (together, mortgage-backed securities) and issued by government-sponsored enterprises or private issuers;

▪	asset-backed securities collateralized by manufactured housing loans or home equity loans and issued by government-sponsored enterprises or private issuers; and

9 of 184

▪	marketable direct obligations of certain government units or agencies (such as state housing finance agencies) that supply needed funding for housing or community lending and that do not exceed 25 percent of our regulatory capital.
Each security in the last three categories must, on its purchase date, be rated triple-A by Moody’s and Standard & Poor’s. We are not permitted to purchase most common stocks, instruments issued by non-U.S. entities, debt instruments that are non-investment grade on their trade dates, and interest-only and principal-only stripped securities, among other securities.
We have never purchased any asset-backed security, have not purchased any adjustable-rate mortgage-backed security in the last ten years, and historically have limited our purchases of private-issued mortgage-backed securities to a small percentage of our total investments. We believe these types of securities historically have tended to provide a less favorable risk/return tradeoff, including credit risk, than fixed-rate and GSE mortgage-backed securities.
Our total investment in mortgage-backed securities and asset-backed securities normally may not exceed, on a book value basis, 300 percent of our previous month-end regulatory capital on the day we purchase the securities. (See the “Capital Resources” section below for the definition of regulatory capital.) In March 2008, in order to help relieve the liquidity pressures in the housing finance markets, the Finance Agency authorized the FHLBanks to temporarily increase their holdings of certain GSE mortgage-backed securities up to a limit of 600 percent of regulatory capital. The expanded leverage is permitted until March 31, 2010, at which time it must return to the prior limit as principal paydowns occur. On May 30, 2008, the Finance Agency approved our request to expand this leverage to 450 percent of regulatory capital. Subsequently, in July we began to move the multiple slightly above 300 percent. However, we did not purchase any mortgage-backed securities in August through December 2008 because of the worsening conditions in the mortgage and agency debt markets. This lack of purchase activity, coupled with principal paydowns, resulted in mortgage-backed securities equaling 287 percent of regulatory capital at year end. Because of the continuing financial market disruptions, we do not know if we will again increase this leverage above 300 percent pursuant to the expanded leverage authority, and if we do, by how much or how soon.
Deposits
 We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest idle funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest as well as the level of short-term interest rates. Deposits have represented a small component of our funding in recent years, typically between one and two percent of our funding sources.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
Features and Benefits of the Mortgage Purchase Program
 Finance Agency Regulations permit the FHLBanks to purchase and hold specified mortgage loans from their members. Our FHLBank offers the Mortgage Purchase Program, with two products: qualifying conforming fixed-rate conventional 1-4 family residential loans and residential mortgages fully guaranteed by the Federal Housing Administration (FHA). We refer to members approved to sell us loans as Participating Financial Institutions (PFIs). We are permitted to purchase qualifying mortgage loans originated within any state or territory of the United States, although we currently do not purchase loans originated in New York, Massachusetts, Maine, Rhode Island or New Jersey due to features of those states’ Anti-Predatory Lending laws that are less restrictive than we prefer. We do not use any trust or intermediary to purchase mortgage loans from members.
A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2009, the Finance Agency established that limit as $417,000, the same as for 2007-2008, for most of the United States, with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. A “conventional” mortgage refers to a non-government-guaranteed mortgage.
We hold purchased mortgage loans on our balance sheet and account for them as Mortgage Loans Held for Portfolio. Finance Agency Regulations do not currently authorize us to sell these loans, either directly or by securitization. If we

10 of 184

wanted to do so, we would need to obtain Finance Agency approval as a new business activity. Although we have considered the feasibility and economic benefits of selling Program loans to help manage market risk, we currently have no plans to request the authority to do so.
The Mortgage Purchase Program directly supports our public policy mission of supporting housing finance. By selling mortgage loans to us, members can increase their balance sheet liquidity and reduce their interest rate and mortgage prepayment risk. Our Program, along with similar programs at other FHLBanks, promotes a greater degree of competition among mortgage investors. It also enables small- and medium-sized community-based financial institutions to use their existing relationship with us to participate more effectively in the secondary mortgage market. Finally, the Program enhances our long-term profitability on a risk-adjusted basis, which augments the return on member stockholders’ capital investment.
Loan Purchase Process
 We negotiate a Master Commitment Contract with each PFI, in which the PFI agrees to make a best effort attempt to sell us a specific dollar amount of loans over a nine-month period. We purchase loans pursuant to a Mandatory Delivery Contract, which is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices. Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail to us including underwriting information. We apply procedures designed to screen out loans that do not comply with our policies. If the loan information satisfies the Master Commitment Contract, the Mandatory Delivery Contract and our underwriting guidelines, we will purchase the loans on the settlement date by placing funds into the PFI’s demand deposit account at our FHLBank.
Sharing of Activities and Risks Between Members and the FHLBank
 Because of the FHA guarantee, we bear no credit risk on FHA loans.
A unique feature of conventional loans in the Mortgage Purchase Program is that it separates the various activities and risks associated with residential mortgage lending. We manage interest rate risk (including prepayment risk), liquidity risk, and financing of the loans. PFIs manage marketing, originating and, in most cases, servicing. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). PFIs do not pay us a guarantee fee to transfer credit risk on conventional loans, because they retain most of the responsibility for managing and bearing that risk. The Program has a feature for conventional loans, called the Lender Risk Account, which is a purchase-price holdback, under which PFIs are eligible to receive payments from us for managing credit risk. The Lender Risk Account helps protect us against credit risk because actual loan losses are deducted against the amount we ultimately pay the PFI.
Our primary mitigation of credit risk exposure for conventional loans involves the collateral supporting the mortgage loan assets (i.e., homeowners’ equity) and several layers of credit enhancements including (in order of priority) primary mortgage insurance (when applicable), the Lender Risk Account, and Supplemental Mortgage Insurance that the PFI purchases from one of our approved third-party providers naming us as the beneficiary.
The totality of these credit enhancements protects us against credit risk exposure on each conventional loan down to approximately a 50 percent “loan-to-value” level (subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy). Because of these credit enhancements, we believe our exposure to credit risk on conventional loans purchased in the Mortgage Purchase Program is de minimis. We have never experienced credit losses on any of our acquired mortgage loans, nor have our Supplemental Insurance providers.

11 of 184

Earnings from the Mortgage Purchase Program
 We generate earnings in the Program from monthly interest payments minus the cost of funding and the cost of hedging the Program’s interest rate risk. Interest income on each loan is computed as the mortgage note rate multiplied by the loan’s principal balance:
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
We consider the cost of the Lender Risk Account and Supplemental Mortgage Insurance when we set conventional loan prices and when we evaluate the Program’s expected return. The pricing of each structure depends on a number of factors and is PFI specific. We do not receive fees for retaining the risk of losses in excess of the credit enhancements.
CONSOLIDATED OBLIGATIONS
Features
Our primary source of funding is through participation in the sale of FHLBank System debt securities, called Consolidated Obligations. There are two types of Obligations: Consolidated Bonds (Bonds) and Consolidated Discount Notes (Discount Notes). We participate in the issuance of Bonds for three purposes:
▪	to finance and hedge intermediate- and long-term fixed-rate Advances and mortgage assets;

▪	to finance and hedge short-term, LIBOR-indexed adjustable-rate Advances, and swapped Advances, typically by synthetically transforming fixed-rate Bonds to adjustable-rate LIBOR funding through the execution of interest rate swaps; and

▪	to acquire liquidity.
Bonds may have fixed or adjustable (i.e., variable) rates of interest. Fixed-rate Bonds are either noncallable or callable. Generally, our adjustable-rate Bonds use LIBOR for interest rate resets. In the last three years, we have not issued step-up Bonds, range Bonds, zero coupon Bonds or other similarly complex instruments.
The maturity of Bonds typically ranges from one year to 20 years, although there is no statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. The FHLBanks also have a TAP Program for fixed-rate, noncallable (bullet) Bonds using specific maturities that may be reopened daily during a 3-month period through competitive auctions. The goal of the TAP Issue Program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.
We participate in the issuance of Discount Notes to fund short-term Advances, adjustable-rate Advances, swapped Advances, short-term money market investments, and a portion of longer-term fixed-rate assets, as well as to acquire liquidity. Discount Notes have maturities from one day to one year. They are sold at a discount and mature at par. Historically, most of ours have had maturities of three months or less. Discount Notes are offered daily through a selling group or regularly scheduled competitive auctions. After issuance, Discount Notes are often traded in a liquid secondary market through securities dealers and banks.
Many Obligations are issued with the participating FHLBank(s) concurrently entering into interest rate exchange agreements with approved counterparties. No underwriter has a large concentration of issuance volume.

12 of 184

Pricing of Consolidated Obligations
The interest rates and prices at which the FHLBank System is able to issue Obligations, and their interest cost relationship to other products such as U.S. Treasury securities and LIBOR, change frequently. Interest costs are affected by a multitude of factors including (but not limited to) the following:
▪	overall economic and credit conditions;

▪	credit ratings of the FHLBank System;

▪	investor demand and preferences for our debt securities;

▪	the level of interest rates and the shape of the U.S. Treasury curve and the LIBOR swap curve;

▪	the supply, volume, timing, and characteristics of debt issuances by the FHLBanks, other GSEs, and other highly rated issuers;

▪	actions by the federal government, including the Federal Reserve Board, U.S. Treasury Department, Federal Deposit Insurance Corporation (FDIC), and legislative and executive branches to affect the economy, financial system, and/or debt or mortgage markets;

▪	political events, including legislation and regulatory actions;

▪	the volatility of market prices and interest rates;

▪	interpretations of market events and issuer news;

▪	the presence of inflation or deflation; and

▪	currency exchange rates.
Regulatory Aspects
Finance Agency Regulations govern the issuance of Consolidated Obligations. The Office of Finance services Obligations, prepares the FHLBank System’s quarterly and annual combined financial statements, serves as one source of information for the FHLBanks on capital market developments, and administers REFCORP and the Financing Corporation. REFCORP and the Financing Corporation are separate corporations established by Congress to provide funding for the resolution and disposition of insolvent savings institutions.
We have the primary liability for our portion of Obligations, i.e., those issued on our behalf for which we receive the proceeds. However, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all Obligations. If we do not pay the principal or interest in full when due on any Obligation issued on our FHLBank’s behalf, we are prohibited from paying dividends or redeeming or repurchasing shares of capital stock. If an FHLBank were unable to repay its participation in an Obligation for which it is the primary obligor, the Finance Agency could call on each of the other FHLBanks to repay all or part of the Obligation.
The Finance Agency has never required an FHLBank to make a payment on an Obligation on behalf of another FHLBank. However, if it did, the paying FHLBank(s) would be entitled to reimbursement from the non-complying FHLBank. If the Finance Agency were to determine that the non-complying FHLBank was unable to satisfy its reimbursement obligations, the Finance Agency could allocate the outstanding liability among the remaining FHLBanks on any basis it might determine.
An FHLBank may not issue individual debt securities without Finance Agency approval. We have never sought authority to do so.
LIQUIDITY
Our liquidity requirements are significant because our Advance balances are highly volatile and many Advances have short-term maturities. We regularly monitor liquidity risks and determine the sources of investments and cash available to meet liquidity needs, as well as statutory and regulatory liquidity requirements.

13 of 184

Our primary long-term source of cost-efficient liquidity under most operating environments is our participation in the issuance of Consolidated Obligations. Because Obligations are triple-A rated and because the FHLBank System is one of the largest sellers of debt in the worldwide capital markets, the System historically has been able to satisfy its liquidity needs through flexible debt issuance across a wide range of structures at relatively favorable spreads to benchmark market interest rates such as LIBOR and U.S. Treasuries. During 2008’s ongoing financial crisis, the System had a reduced ability to issue long-term debt Obligations, especially noncallable Bonds. However, the System continued to be able to issue shorter-term Discount Notes and callable Bonds in adequate amounts and at cost effective rates to maintain sufficient liquidity and funding for our operations. This is discussed further in Item 1A’s “Risk Factors.”
Besides proceeds from debt issuances, our sources of liquidity include cash, maturing Advances and investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Additionally, under certain circumstances, the U.S. Treasury historically has had the ability to acquire up to $4 billion of the FHLBank System’s Obligations. Although this has never happened, if it did, the terms, conditions, and interest rates would be determined by the Secretary of the Treasury. As noted above in the “Investments” section, money market investments, and to a lesser extent, mortgage-backed securities, are potential sources of liquidity for ongoing operations. Compared to debt issuance, investments are more temporary, yet very flexible and important, sources of our daily liquidity management.
Two additional sources of liquidity were provided by HERA. First, the U.S. Treasury is authorized to purchase Obligations until December 31, 2009 in an amount it deems appropriate, supplementing the existing $4 billion limit. Second, in the third quarter of 2008, the U.S. Treasury established a GSE liquidity facility effective through December 31, 2009. Its purpose is to reduce potential disruptions from a GSE liquidity crisis by enabling the U.S. Treasury to provide the GSEs, on an as needed basis, collateralized short-term funds as a source of contingent liquidity. As of the date of this filing, no GSE has requested access to funds from the facility. We currently have no expectation to utilize this facility.
Uses of liquidity include maturities and calls of Obligations, issuances of new Advances, purchases of loans under the Mortgage Purchase Program, purchases of investments, and payments of interest.
CAPITAL RESOURCES
Capital Plan
Basic Characteristics
We are authorized by law (the Gramm-Leach-Bliley Act of 1999 (GLB Act)) to have either one or two classes of stock. Class A stock is conditionally redeemable with a member’s six-month written notice, and Class B stock is conditionally redeemable with a member’s five-year written notice. We offer only Class B stock. In accordance with the GLB Act, our Capital Plan permits us to issue shares of capital stock only under the following circumstances:
▪	as required for an institution to become a member or maintain membership;

▪	as required for a member to capitalize certain Mission Asset Activity;

▪	to pay stock dividends; and

▪	to pay interest on mandatorily redeemable capital stock.
Under Finance Agency Regulations, regulatory capital is composed of all capital stock (including stock classified as mandatorily redeemable), retained earnings, general loss allowances, and other amounts from sources the Finance Agency determines are available to absorb losses. Currently, our regulatory capital consists of only capital stock and retained earnings. Under the GLB Act, permanent capital equals Class B stock plus retained earnings and is available to absorb financial losses.
In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), GAAP capital excludes mandatorily redeemable capital stock (i.e., SFAS 150

14 of 184

capital stock), while regulatory capital includes it. We account for SFAS 150 capital stock as a liability on our Statements of Condition and account for related dividend payments as interest expense. The classification of some capital stock as a liability has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Obligations. SFAS 150 capital stock is fully available to absorb losses until the stock is redeemed or repurchased. See Note 15 of the Notes to Financial Statements for more discussion of SFAS 150.
The GLB Act also requires us to satisfy three capital requirements. The most important of these is that we must maintain at least a 4.00 percent regulatory capital-to-assets ratio. Our capital requirements are further discussed in the “Capital Adequacy” section of Item 7’s “Quantitative and Qualitative Disclosures About Risk Management.”
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
Membership stock is required to become a member and maintain membership. The amount required currently ranges from 0.15 percent to 0.03 percent of each member’s total assets, with a current minimum of $1 thousand and a current maximum of $100 million for each member. The minimum and maximum dollar amounts became effective in January 2009; previously there had been no minimum or maximum amounts. Two members were modestly affected by this change in our Capital Plan.
In addition to its membership stock, a member may be required to purchase and hold activity stock to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments (GFR), and the principal balance of loans and commitments in the Mortgage Purchase Program that occurred after implementation of the Capital Plan.
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
If a member’s Mission Asset Activity falls to the minimum percentage, it must purchase additional stock to capitalize further Mission Asset Activity. If a member owns more stock than is needed to satisfy the membership stock requirement and the maximum activity stock percentage for each Mission Asset Activity type, we designate the remaining stock as the member’s excess capital stock. We are permitted to repurchase excess capital stock at any time, subject to the terms and conditions of the Capital Plan. The Capital Plan permits each member, within constraints, to use its own excess capital stock to capitalize its additional Mission Asset Activity. In this case, the excess stock is re-allocated to activity stock for that member, at the maximum percentage rate (defined in the table above) in effect at the time.

15 of 184

After a member capitalizes its Mission Asset Activity with all of its own excess stock, the Capital Plan normally permits the member to capitalize additional Mission Asset Activity with excess stock owned by other members, instead of having to purchase new stock. This essential feature, called “cooperative capital,” enables us to more efficiently utilize our capital stock. A member’s use of cooperative capital reduces the ratio of its activity stock to its Mission Asset Activity by the maximum percentage for each type of Mission Asset Activity. The Capital Plan currently has two limits on each member’s maximum use of cooperative capital.
▪	The member must maintain a ratio of activity stock to Mission Asset Activity at least equal to the minimum allocation percentage identified in the table above.

▪	It cannot use more than $100 million of cooperative capital. This limit was changed prospectively from $200 million effective March 10, 2008.
When a member reaches one of these limits through either growth in its Mission Asset Activity or reduction in its capital stock balance, it must capitalize additional Mission Asset Activity with a purchase of new capital stock.
Benefits of the Capital Plan
 The Capital Plan enables us to efficiently obtain new stock to capitalize asset growth, thus maintaining an adequate capital-to-assets ratio. It also enables us to deploy excess capital into Mission Assets. When Mission Asset Activity contracts, it permits us, at our option, to repurchase capital stock in a timely and prudent manner, thus maintaining an adequate level of profitability. Additionally, the concept of “cooperative capital” better aligns the interests of heavy users of our products with light users by enhancing the dividend return.
Prior to 2007, the “cooperative capital” feature of our Capital Plan enabled us to continue our long historical practice of paying dividends with additional shares of stock rather than in cash. We believe that paying stock dividends enables members to have more flexibility in managing the amount of their capital investment in our FHLBank in the context of their business needs and that it also is the most efficient and cost effective tool available to raise capital. However, under a Finance Agency capital rule effective on January 29, 2007, if the sum of each member’s excess capital stock exceeds one percent of our total assets, we are not permitted to pay dividends in the form of additional shares of stock. In accordance with this rule, we were permitted to pay stock dividends in the first three quarters, but not the fourth quarter, of 2008.
Retained Earnings
Retained earnings are important to protect members’ capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when current earnings are volatile. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLBank as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability in which losses exceeded the amount of our retained earnings for a period of time determined to be other-than-temporary could result in a determination that the value of our capital stock was impaired.
We have a Retained Earnings Policy adopted by our Board of Directors. The Policy establishes a range for the amount of retained earnings needed to mitigate impairment risk and augment dividend stability in light of all the material risks we face. The current Retained Earnings Policy establishes a range of adequate retained earnings of $140 million to $285 million, with a target level of $170 million. At the end of 2008, our retained earnings were $326 million. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide the opportunity for dividend stability.
RISK MANAGEMENT
Our FHLBank faces various risks that could affect the ability to achieve our mission and corporate objectives. These risks include 1) business/strategic (including regulatory/legislative), 2) market (also referred to as interest rate risk), 3) capital adequacy, 4) credit 5) funding/liquidity, 6) accounting, and 7) operational (including fraud). Our Board of Directors is required to monitor, oversee, and control all risks and to establish corporate objectives regarding risk philosophy, risk tolerances, and financial performance expectations. We have numerous Board-adopted policies and

16 of 184

processes that address how we manage our various risks. These policies establish risk tolerances and limits, must comply with all Finance Agency Regulations, and are designed to achieve continual safe and sound operations. The Board delegates day-to-day responsibility for managing and controlling most of these risks to senior management.
Our cooperative business model, corporate objectives, and the strong presence of regulatory oversight provide us clear incentives to minimize risk exposures. Therefore, our risk management practices are infused throughout all of our business activities. Our policies and operating practices are designed to limit risk exposures from ongoing operations in the following broad ways:
▪	by anticipating potential business risks and appropriate responses;

▪	by defining permissible lines of business;

▪	by limiting the kinds of assets we are permitted to hold and the kinds of hedging and financing arrangements we are permitted to use;

▪	by limiting the amount of market risk to which we are permitted to be exposed; and

▪	by requiring strict adherence to internal controls, adequate insurance coverage, and comprehensive Human Resources policies, procedures, and strategies.
We have an active process of managing our risk exposures on an enterprise-wide basis through regular formal meetings of several groups and committees. These include, among others, the Asset/Liability Management Committee, the Credit Risk Committee, the Disclosure Committee, the Financial and Correspondent Services Committee, the Business Resumption and Contingency Planning Committee, and the Information Technology Steering Committee. We also manage risk via regular reporting to and discussion with the Board of Directors, as well as by continuous discussion and decision-making among key personnel across the FHLBank.
After applying our risk management strategies, policies, and practices, we believe that the highest residual risks currently are business/strategic (including regulatory and legislative) and funding/liquidity. These risks currently have high residual exposures primarily because of the financial crisis and economic recession. We have limited ability to control the external reasons for the high residual risk exposures in these areas, but we have been aggressive in responding to these factors to limit, to the extent possible, their effects on our business. We further discuss these two current risk areas throughout this filing, in particular in Item 1A’s “Risk Factors” and in Item 7’s “Executive Summary.”
We recognize that we cannot eliminate the other risks for which we believe we have lower residual exposure. For example, although we believe the probability of experiencing a significant credit or operational risk event is very low, if one were to occur, it could materially harm our financial condition, results of operations, and reputation. Therefore, as for all of our risk exposures, we spend substantial resources to mitigate credit risk and operational risk.
USE OF DERIVATIVES
Finance Agency Regulations and our Financial Management Policy establish guidelines for our execution and use of derivative transactions. Permissible derivatives include interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts executed as part of our market risk management and financing. We are prohibited from trading in or the speculative use of these instruments and have limits on the amount of credit risk to which we may be exposed from derivatives. Most of our derivatives activity involves interest rate swaps. We account for all derivatives at their fair values in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133).

17 of 184

As with our participation in debt issuances, derivatives help us hedge market risk created by Advances and mortgage commitments. Derivatives related to Advances most commonly hedge either:
▪	below-market rates and/or the market risk exposure on Putable and Convertible Advances for which members have sold us options embedded within the Advances;

▪	the market risk exposure of options we have sold that are embedded with Advances; or

▪	Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.
We also use derivatives to hedge the market risk created by commitment periods of Mandatory Delivery Contracts in the Mortgage Purchase Program.
Derivatives help us intermediate between the normal preferences of capital market investors for intermediate-and- long-term fixed-rate debt securities and the normal preferences of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and entering into an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances, thereby preserving a favorable interest rate spread.
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
COMPETITION
Numerous economic and financial factors influence the competition for Advance lending to members. The most important factor that affects Advance demand is the general availability of competitively-priced local retail deposits, which most members view as their primary funding source, in amounts and maturity structures that satisfy members’ funding needs. In addition, both small and large members typically have access to brokered deposits, repurchase agreements and public unit deposits, each of which presents competitive alternatives to Advances. Larger members typically have greater access to other competitive sources of funding and asset/liability management facilitated via the national and global credit markets. These sources include subordinated debt, interbank loans, covered bonds, interest rate swaps, options, bank notes, and commercial paper.
The holding companies of some of our large asset members have membership(s) in other FHLBanks through affiliates chartered in other FHLBank Districts. Others could initiate memberships in other FHLBank Districts. The competition among FHLBanks for the business of multiple-membership institutions is similar to the competition the FHLBanks have with other wholesale lenders and other mortgage investors. We compete with other FHLBanks on the offerings and pricing of Mission Asset Activity, earnings and dividend performance, collateral policies, capital plans, and members’ perceptions of our relative safety and soundness. Some members may also evaluate the actual or perceived benefits of diversifying business relationships among FHLBank memberships. We regularly monitor, to the extent possible, these competitive forces among the FHLBanks.
In 2008, a new source of competition for Advances arose from the U.S. government’s actions designed to provide expanded sources of liquidity and capital to financial institutions in light of the financial crisis and recession. These recent government actions are discussed further in Item 1A’s “Risk Factors” and in Item 7’s “Executive Overview.”

18 of 184

The primary competitors for loans we purchase in the Mortgage Purchase Program are other housing GSEs, government agencies (Ginnie Mae), other FHLBanks, and private issuers. We compete primarily based on price, products, and services. Fannie Mae and Freddie Mac in particular have long-established and efficient programs and are the dominant purchasers of residential conforming fixed-rate conventional mortgages. In addition, a number of private financial institutions have well-established securitization programs. The Program also may compete indirectly with the U.S. government to the extent it purchases mortgage-backed securities.
For debt issuance, the FHLBank System competes with issuers in the national and global debt markets, including most importantly the U.S. government and other GSEs. Competitive factors include, but are not limited to, the following:
▪	interest rates offered;

▪	the amount of debt offered by the System and its competitors;

▪	the market’s perception of the credit quality of the issuing institutions and the liquidity of the debt;

▪	the types of debt structures offered; and

▪	the effectiveness of marketing.
As with Advances, in the second half of 2008, a new source of competition for System debt arose from the actions of the U.S. government (primarily the Treasury and FDIC) to support the financial and credit markets through new, or changes in, various supports, guarantees, and/or insurance coverage of retail deposits and debt issued by financial and other institutions. These actions and their effects on our business are discussed further in Item 1A’s “Risk Factors” and Item 7’s “Executive Overview.”
TAXATION
We are exempt from all federal, state, and local taxation other than real property taxes. However, we are obligated to make payments to REFCORP equal to 20 percent of net earnings after operating expenses and the Affordable Housing Program expense, but before charges for REFCORP. Currently, the combined assessments for REFCORP and the Affordable Housing Program are the equivalent of a 26.7 percent annualized net tax rate. Despite our tax exempt status, any cash dividends we issue are taxable to members and do not benefit from the corporate dividends received exclusion. See Notes 1, 13, and 14 of the Notes to Financial Statements for additional details regarding the assessments for the Affordable Housing Program and REFCORP.

19 of 184

Item 1A.	Risk Factors.
The following discussion summarizes the important risks we believe we face in order of our perception of the potential severity. The realization of one or more of the risks could negatively affect our business operations, financial condition, and/or results of operations, with various potential results including:
▪	debt investors could face an increased risk of not receiving their principal and/or interest payments on a timely basis;

▪	our ability to continue to raise liquidity through participation in debt issuance could be impaired;

▪	stockholders could request redemption of a portion of their capital or request withdrawal from membership (both referenced herein as “request withdrawal of capital”);

▪	stockholders could have their capital stock investment designated as an impaired asset on their financial statements;

▪	dividend rates could become uncompetitive;

▪	the amount of Mission Asset Activity could decrease;

▪	credit losses could occur; and

▪	members could have reduced access to competitively priced Mission Asset Activity.
Most of the factors in this section are directly related to the continuing severe disruptions in the financial, credit, and mortgage markets, the economic recession, and the federal government’s actions to attempt to mitigate the financial crisis and recession. We believe that the totality of the impact of these events has to date been favorable for the value of membership in our FHLBank. However, some individual events harmed our business in 2008, and we cannot predict the ultimate effects of any of these events on our business.
The following risk factors are discussed in order of current importance.
Impaired access to the capital markets for debt issuance could deteriorate our liquidity, decrease the amount and attractiveness of Mission Asset Activity, and lower earnings.
Our principal long-term source of funding and liquidity is through access to the capital markets for participation in the issuance of debt securities, and our principal tools to manage market risk are the issuance of debt securities and execution of derivative transactions. An impaired ability to access these markets, due to events internal or external to our FHLBank, could significantly harm our financial condition and results of operations. We believe we have limited ability to control our access to the capital markets because of the joint and several liability for Consolidated Obligations and our exposure to external events.
In 2008, the financial crisis and economic recession, and the federal government’s significant measures enacted to mitigate their effects, changed the traditional bases on which market participants valued GSE debt securities and consequently affected our funding costs and practices. Our funding costs associated with issuing long-term Consolidated Obligations became more volatile and rose sharply compared to LIBOR and U.S. Treasury securities. We believe this reflects dealers’ reluctance to sponsor, and investors’ current reluctance to buy, as much long-term GSE debt as they previously did, coupled with strong investor demand for short-term, high-quality assets. In addition, at various times in 2008 the System had a reduced ability to issue long-term noncallable debt Obligations at acceptable rates.
As a result, in 2008 we, along with other FHLBanks, reduced our issuance of long-term debt compared to recent years while also taking prudent actions to boost our liquidity, including incorporating Finance Agency guidance to target as many as 15 days of liquidity under certain scenarios. This strategy has included decreasing term money market investments, maintaining the majority of our liquidity in overnight maturities, and lengthening the maturities of our Discount Notes.

20 of 184

The FHLBanks became more reliant on Discount Notes for funding in 2008. A larger portion of this funding was provided by money market funds. Our relative or absolute funding costs could increase if any further significant change occurs in market conditions or if the health of the money market funds causes a decline in fund assets or in preferences of the funds to reduce their holding of GSE Discount Notes.
In the third quarter of 2008, the U.S. Treasury Department, as authorized by HERA, established a GSE liquidity facility. The purpose of the facility is to provide collateralized short-term funds on an as needed basis to the GSEs, including the FHLBanks, in order to reduce potential disruptions to the GSEs from liquidity issues in the market. We are currently pledging a portion of our Advances as collateral for this facility. As of the date of this filing, no GSE has requested access to funds from the facility and we currently have no expectation to utilize this facility. Any borrowings by one or more of the FHLBanks under the facility would be considered Consolidated Obligations with the same joint and several liability as all other Consolidated Obligations. We cannot predict at this time if this facility will result in a change in our debt costs or their volatility.
Following the announced conservatorship of Fannie Mae and Freddie Mac, security prices indicate market participants may believe that debt of these two GSEs offers lower credit risk than Obligations of the FHLBanks. A stable spread relationship between the debt instruments of Fannie Mae and Freddie Mac, on the one hand, and the FHLBanks, on the other, has not yet emerged, resulting in ongoing spread volatility.
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
We expect to continue to have sufficient liquidity and access to debt markets, although we can make no assurances that this will be the case. We believe the chance for a liquidity or funding crisis in the FHLBank System that would impair our ability to service our debt or pay competitive dividends is remote. However, if this were to occur, it could threaten the System’s existence.
The joint and several liability for Consolidated Obligations could 1) require us to provide financial assistance to other FHLBanks and/or 2) increase our debt costs thereby decreasing earnings and the ability to extend Mission Asset Activity to members on favorable terms.
Although no FHLBank has ever defaulted on its principal or interest share of an Obligation and the Finance Agency has never required an FHLBank to make principal or interest payments based on another FHLBank’s Consolidated Obligation liability, the individual debt ratings and outlooks for a few FHLBanks have been downgraded in the last several years. To date, these actions have not directly affected our joint and several liability. We cannot predict what events could occur in the future that could negatively affect this liability.
Several FHLBanks have reported, and may continue reporting, issues with capital adequacy and profitability. This, along with the earnings pressures discussed below, could require us to provide financial assistance to one or more other FHLBanks, for example, by making a payment on an Obligation on behalf of an other FHLBank. We expect that any such assistance would, temporarily or permanently, harm our profitability and could adversely affect our financial condition.
In 2008, several other FHLBanks reported, and may continue to report, earnings pressures due, primarily, to impairment charges taken on private-label mortgage-backed securities, certain one-time events, and possibly earnings exposure to the sharp decreases in interest rates. The earnings pressures from impairment issues with private-label mortgage-backed securities could jeopardize several FHLBanks’ compliance with their capital requirements. These factors could raise investors’ concern regarding the credit risk of FHLBank System debt securities, which we would expect to result in higher and more volatile debt costs and, possibly, more difficulty issuing debt, especially longer-term debt, at maturity points we would prefer for our asset/liability management needs. As a result, our Mission Asset Activity and profitability could decrease, both of which would harm our members.

21 of 184

New or changes in legislation, other government actions, or Finance Agency Regulations could increase our operating costs, lower profitability, raise uncertainty among our member stockholders, and reduce Mission Asset Activity and capitalization.
HERA created a new federal regulator, the Finance Agency, for the FHLBanks, Fannie Mae, and Freddie Mac. Among other things, HERA is designed to help resolve the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. At this time, we cannot predict its near-term or long-term effects, or those of the Finance Agency’s interpretations, regulations and other actions, on our business model, financial condition, results of operation, liquidity, or capital adequacy.
As a financial regulator, the paramount concern of the Finance Agency is to ensure the FHLBanks’ safety and soundness. Legislative mandates and regulations directed to this end could negatively impact our members’ ability and preference to hold our capital stock and engage in Mission Asset Activity with us.
To attempt to mitigate the financial crisis and recession, the federal government has enacted a number of measures, and is considering more, that involve various financial guarantees, equity investments in financial institutions, direct lending, a large amount of budget spending, and other extraordinary actions.
In addition, the FDIC made changes in several of its business activities that affect the FHLBanks. First, in October the FDIC raised deposit insurance coverage levels for many accounts to $250,000, extended deposit insurance coverage to all non-interest bearing transaction deposit accounts, and provided FDIC guarantees to unsecured debt issuances of insured depository institutions. Second, effective April 1, 2009, the FDIC will require depository institutions to include their Advance borrowings when calculating their assessments of deposit insurance premiums with assessments increased for such institutions having total secured liabilities (which includes Advances) exceeding 25 percent of its deposits. As of year-end 2008, 57 of our members would have been affected by the rule. However, the FDIC also raised deposit insurance premiums on eligible deposits and enacted a one-time special assessment of 20 basis points, with the authority to impose additional special assessments of up to ten basis points. We expect these changes to offset a portion of the unfavorable effects from including Advances in the assessments.
Although we understand and support the government’s objectives, we believe these measures, considered together, have increased our funding costs and lowered our Advance demand. We cannot predict whether these negative effects will continue, how severe the effects may become if they continue, or whether the measures ultimately will help our mission, funding costs, and Advance demand by helping to stem the financial crisis and recession.
The current economic recession could decrease our Mission Asset Activity and lower our profitability.
Member demand for Mission Asset Activity depends in part on the general health of the economy and business conditions. A recessionary economy, or an economy characterized by stagflation in which growth is weak but inflation is high, could lower the amount of Mission Asset Activity, decrease profitability and cause stockholders to request withdrawal of capital. These unfavorable effects are more likely to occur if a weak economy is accompanied by significant changes in interest rates or in the legislative and regulatory environment relative to the FHLBank System. Although the financial crisis in 2008 contributed to an increase in average Mission Assets and profitability relative to short-term interest rates, we are concerned that a prolonged economic recession could ultimately erode these two principal sources of membership value.
A change in investors’ or rating agencies’ perception of GSEs may raise our debt costs and/or lower our credit ratings.
In previous years including 2008, errors in accounting, weak risk management practices, and other business issues at GSEs, including other FHLBanks, may have caused investors and rating agencies to view the FHLBank System’s debt securities as riskier investments, which may have resulted in higher debt costs. In addition, the triple-A ratings of the System’s Consolidated Obligations are based in part on the GSE status of the System’s FHLBanks. This status causes some to believe that the U.S. government would support, directly or indirectly, the System’s debt in a credit crisis, although it has no legal obligation to do this. If these assessments or perceptions change, the System’s debt ratings, debt costs, and ability to access debt markets on favorable funding terms could

22 of 184

suffer. Any action or combination of actions that result in a downgrade of the System’s triple-A debt ratings could materially harm our business and membership value.
Increased competition could decrease the amount of Mission Asset Activity and lower earnings and capitalization.
We operate in a highly competitive environment for our Mission Asset Activity and debt issuance. Unfavorable changes in our competitive position could decrease the amount of Mission Asset Activity and narrow net spreads on that activity. Besides coming from activities of other wholesale lenders and debt issuers, including other GSEs, unfavorable changes in our competitive position could result from consolidations among FHLBanks. Increased competition could reduce our earnings and cause stockholders to request withdrawal of capital.
The concentration of Mission Asset Activity and capital among a small number of members puts us at risk if several large members were to withdraw or sharply reduce their activity with us.
A relatively small number of members provide the bulk of our Mission Asset Activity and capitalization. These members could decrease their Mission Asset Activity and the amount of their FHLBank capital stock as a result of merger and acquisition activity or their reduced demand for our products. Our business model is structured to be able to absorb sharp changes in our Mission Asset Activity because we can undertake commensurate reductions in our liability balances and capital, and because of our low operating expenses. If, however, several large members were to withdraw from membership or otherwise reduce activity with us, the decrease in Mission Asset Activity and/or capital could materially reduce dividend rates available to our remaining members, affect the pricing of Mission Asset Activity, materially decrease earnings and profitability, and cause other stockholders to request withdrawal of capital.
Changes in interest rates and mortgage prepayment speeds could significantly reduce our ability to pay members a competitive dividend from current earnings.
Sharp increases in interest rates, especially short-term rates, or sharp decreases in long-term interest rates could threaten the competitiveness of our profitability compared to our member stockholders’ alternative investment choices. One major way that interest rate movements can lower profitability is through unhedged increases or decreases in mortgage prepayment speeds. Exposure to unhedged changes in mortgage prepayment speeds is one of our largest ongoing risks. In some extremely stressful scenarios, these kinds of changes in interest rates and prepayment speeds could result in our profitability being below stockholders’ expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and could request withdrawal of capital.
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
We believe that our residual credit risk exposure to Advance collateral, loans in the Mortgage Purchase Program, investments, and derivatives, including exposure to loans that may have “subprime” and “alternative/nontraditional” characteristics, continued to be minimal in 2008 and that all gross unrealized losses on our assets were temporary, rather than an indication of a material deterioration of the creditworthiness of the issuers or the underlying collateral.
However, given 2008’s financial crisis and recession, we cannot make any assurances that our credit risk losses will continue to be zero. Most of our members are on a blanket lien status which, because it does not require specific loan collateral to be delivered, imparts a degree of uncertainty as to what types of loans members have pledged to collateralize their Advances. Also, in 2008, there was a significant downward trend in the internal

23 of 184

credit ratings we assign our members. During the year, for certain members, it became necessary for us to reduce borrowing capacity, increase collateral requirements and/or require them to deliver collateral to us or provide us with greater detail on pledged assets. Additionally, money market investments and the uncollateralized portion of interest rate swaps are unsecured; we collateralize most credit risk exposure of swaps by exchanging cash or high-grade securities daily, if necessary, with the counterparties based on net market value positions of the swaps. Finally, although we make investments in the securities of, and execute derivatives with, highly rated institutions, a credit risk event could occur with a large unsecured position.
The amount of our retained earnings could become insufficient to preserve a competitive dividend return or protect stockholders’ capital investment against impairment.
If dividend rates paid to stockholders become uncompetitive because of an insufficient amount of retained earnings, or because of an inability to distribute retained earnings for regulatory reasons, members may request withdrawal of their capital. At the extreme, if the amount of retained earnings were insufficient to protect stockholders’ capital investment against losses, the value of our capital stock on members’ books could be written down below its par value and be designated as an impaired asset.
Changes in relevant accounting standards, especially SFAS 133 and SFAS 91, could materially increase earnings volatility and consequently reduce the quality of members’ capital investment, the amount of Mission Asset Activity and the amount of capital.
We believe there have been no material effects on our Mission Asset Activity, capitalization, or earnings because of our application of SFAS 133 and SFAS 91. Although unlikely to occur, changes in SFAS 133, SFAS 91, or any other accounting standards could increase our earnings volatility, causing less demand for Mission Asset Activity and stockholders to request withdrawal of capital. Earnings volatility could also increase if we began to execute more derivatives involving economic or macro hedges under SFAS 133 or if we significantly increased the amount of our mortgage assets with premiums or discounts, leading to greater volatility from applying SFAS 91.
Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.
Our business success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified people can be intense. Should we be unable to hire or retain effective key personnel, our profitability and financial condition could deteriorate.
Failures or interruptions in our internal controls, information systems and other operating technologies could harm our financial condition, results of operations, reputation, and relations with member stockholders.
Control failures, including those over financial reporting, or business interruptions with our members and counterparties could occur from human error, fraud, breakdowns in computer systems and operating processes, and natural or man-made disasters. We rely heavily on internal and third party computer systems. Although we believe we have substantial control processes in place, if a significant credit or operational risk event were to occur, it could materially damage our financial condition and results of operations. We can provide no assurances that we would be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures or interruptions.

24 of 184

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
In 2008, the FHLBank conducted its regular election of directors to fill member directorships in Ohio. There were no directorships up for election in Kentucky or Tennessee. The FHLBank also conducted an election to fill independent directorships.
MEMBER DIRECTORSHIP ELECTION
In Ohio, eight individuals were nominated for the four open seats that were held by Richard C. Baylor, Robert E. Brosky, Stephen D. Hailer, and Michael R. Melvin whose terms expired on December 31, 2008. All eight of the nominees accepted the nomination to run for the four open seats. One hundred and seventy eight members participated in the Ohio election. The election results are provided below:

Name	Votes Received
Robert E. Brosky	1,731,652
Stephen D. Hailer	1,450,297
Mark N. DuHamel	1,255,267
Richard C. Baylor	1,102,365
Michael R. Melvin	1,077,724
Robert M. Smith	593,762
J. William Stapleton	379,579
A. Barry Parmiter	362,295
The Ohio election results were ratified by the Board of Directors at its November 20, 2008 meeting. Subsequently, in December 2008, Mr. Baylor resigned as Chairman, President and CEO of Advantage Bank of Cambridge, Ohio. According to Finance Agency regulation, all member directors must be an officer or director of a member institution at all times during their terms of office. Therefore, on January 15, 2009, the Board of Directors elected Mr. Melvin to fill the vacant position on the Board. As a result, the following individuals will serve four-year terms that began January 1, 2009 and expire December 31, 2012.

Robert E. Brosky	Stephen D. Hailer
Chairman of the Board	President and Chief Executive Officer
First Federal Savings and Loan Association of Lorain	North Akron Savings Bank
Lorain, Ohio	Akron, Ohio

25 of 184

The following individuals will serve three-year terms that began January 1, 2009 and expire December 31, 2011.

Michael R. Melvin	Mark N. DuHamel
President and Chief Executive Officer	Executive Vice President
Perpetual Federal Savings Bank	FirstMerit Bank, NA
Urbana, Ohio	Akron, Ohio
The terms of the following member directors continue in 2009:

William Y. Carroll
B. Proctor Caudill, Jr.
James R. DeRoberts
R. Stan Puckett
William J. Small
Billie W. Wade
INDEPENDENT DIRECTORSHIP ELECTION
In the Fifth District, three individuals were nominated for the three open seats. Two of these seats were held by Leslie Dolin Dunn and Charles J. Ruma whose terms expired on December 31, 2008. The third seat is a newly established seat as directed by the Finance Agency. All three of the nominees accepted the nomination to run for the three open seats. Three hundred and fifty six members participated in the independent director election. The election results are provided below:

Name	Votes Received
Leslie Dolin Dunn	3,441,340
Alvin J. Nance	3,205,585
Charles J. Ruma	3,144,052
The independent director election results were ratified by the Board of Directors on December 30, 2008. Ms. Dunn and Mr. Nance will serve four-year terms that began January 1, 2009 and expire December 31, 2012. Mr. Ruma will serve a three-year term that began January 1, 2009 and expires December 31, 2011.
The terms of the following independent directors continue in 2009:

Grady P. Appleton
Donald R. Ball
Charles J. Koch
Carl F. Wick

26 of 184

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
By law, only our members (and former members that have outstanding Mission Asset Activity) may own our stock. As a result, there is no public market for our stock. The par value of our capital stock is $100 per share. As of December 31, 2008, we had 728 stockholders and 40 million shares of capital stock outstanding, all of which were Class B Stock.
We paid quarterly dividends in 2008 and 2007 as outlined in the table below.

(Dollars in millions)	2008			2007
		Percent Per			Percent Per
Quarter	Amount	Annum	Form (1)	Amount	Annum	Form
First	$47	5.250	Capital Stock	$57	6.375	Cash
Second	49	5.500	Capital Stock	60	6.500	Cash
Third	51	5.500	Capital Stock	60	6.500	Cash
Fourth	49	5.000	Cash	61	7.000	Cash

(1) Fractional share amounts were paid in cash.
Generally, our Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our dividend declaration policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. Thus, any dividend declared during a quarter does not include any actual or projected earnings for the current quarter.
On January 29, 2007, a final Finance Agency Capital Rule became effective that prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank’s assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned by all members that is in excess of each member’s membership and mission asset activity requirements (as defined in our Capital Plan). In accordance with this Rule, we paid stock dividends in each of the first three quarters of 2008 and a cash dividend in the fourth of 2008 and in each quarter of 2007. Our Board, and we believe our members, continue to have a stated preference for paying dividends in the form of stock.
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
RECENT SALES OF UNREGISTERED SECURITIES
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $200 million, $10 million and $33 million of such credit support during 2008, 2007 and 2006, respectively. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

27 of 184

Item 6.	Selected Financial Data.
The following table presents selected balance sheet information (based on book balances), income statement data and financial ratios for the five years ended December 31, 2008.

	Year Ended December 31,
(Dollars in millions)	2008	2007	2006	2005	2004

BALANCE SHEET DATA:

Total assets	$98,206	$87,335	$81,381	$77,074	$76,402
Advances	53,916	53,310	41,956	40,262	41,301
Mortgage loans held for portfolio, net	8,632	8,928	8,461	8,418	8,371
Investments (1)	35,325	24,678	30,614	28,114	26,497
Deposits	1,193	1,054	927	911	1,041
Consolidated Obligations (2)	91,729	81,616	75,186	71,098	70,451
Mandatorily redeemable capital stock	111	118	137	418	34
Affordable Housing Program	103	103	96	91	89
Payable to REFCORP	14	17	17	16	15
Capital stock – putable	3,962	3,473	3,658	3,504	3,800
Retained earnings	326	286	255	208	168
Total capital	4,282	3,755	3,907	3,709	3,963

INCOME STATEMENT DATA:

Net interest income (3)	$364	$421	$386	$340	$302
Provision for credit losses on mortgage loans	–	–	–	–	–

Net interest income after provision for credit losses on mortgage loans	364	421	386	340	302

Other income (loss)	9	(6)	6	3	44
Other expenses	51	48	46	42	37

Income before assessments	322	367	346	301	309
Assessments	86	98	93	81	82

Net income	$236	$269	$253	$220	$227

Dividends paid in stock	$147	$–	$205	$179	$152
Dividends paid in cash	49	238	–	–	–

Total dividends paid	$196	$238	$205	$179	$152

Weighted average dividend rate (4)	5.31%	6.59%	5.81%	5.00%	4.13%
Return on average equity	5.73	6.87	6.70	5.79	5.97
Return on average assets	0.25	0.32	0.32	0.28	0.28
Average net interest margin (3) (5)	0.39	0.50	0.49	0.43	0.38
Capital-to-assets ratio at period end	4.36	4.30	4.80	4.81	5.19
Operating expense to average assets	0.041	0.046	0.046	0.042	0.035

(1)	Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 12 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was as follows (in millions):

	$1,251,542	$1,189,706	$951,990	$937,460	$869,242

(3) Includes (in millions):
Prepayment fees on Advances, net	$2	$3	$6	$–	$69

(4)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(5)	Net interest margin is net interest income as a percentage of average earning assets.

28 of 184

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

29 of 184

FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the FHLBank. These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, market, and member conditions on our financial condition, results of operations, and demand for Mission Asset Activity, including changes in economic growth, general credit and liquidity conditions, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, and members’ activity with mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪	political events, including legislative, regulatory, federal government, judicial or other developments that could affect the FHLBank, our members, counterparties, other FHLBanks and other government sponsored enterprises, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪	the results and actions of other FHLBanks that could affect our ability, through the System, to access the capital markets or affect the nature and extent of new regulations and legislation to which we are subjected;

▪	changes in investor demand for Consolidated Obligations;

▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	the ability to successfully manage new products and services;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks; and

▪	inflation and deflation.
The FHLBank does not undertake any obligation to update any forward-looking statements made in this document.
In this filing, the interrelated and severe disruptions in 2008’s financial, credit, housing, capital, and mortgage markets, which have continued in 2009, are referred to generally as the “financial crisis.”

30 of 184

EXECUTIVE OVERVIEW
Financial Condition
Although, like most financial institutions, our business in 2008 was affected by the financial crisis and economic recession, we believe our financial condition continued to be strong in 2008. We continued to serve and reinforce our role as an important provider of reliable and attractively priced wholesale funding to our members. The following table summarizes our financial condition for the periods indicated.

	Year Ended December 31,
	Ending Balances		Average Balances
(Dollars in millions)	2008	2007	2008	2007

Advances (principal)	$52,799	$52,953	$59,973	$49,302
Mortgage loans held for portfolio (principal)	8,590	8,862	8,621	8,742
Letters of Credit (notional)	7,917	6,923	7,894	5,551
Mandatory Delivery Contracts	917	48	182	88

Total Mission Asset Activity	$70,223	$68,786	$76,670	$63,683

Retained earnings	$326	$286	$335	$302

Capital-to-assets ratio	4.36%	4.30%	4.37%	4.63%

Regulatory capital-to-assets ratio (1)	4.48	4.44	4.51	4.80
(1) See the “Capital Resources” section for further description of regulatory capital.
As shown above, our average principal balances of Mission Asset Activity increased $12,987 million (20 percent) over 2007. Most of the growth in average Asset Activity occurred from an expansion of Advances and the notional principal amount of available lines outstanding for Letters of Credit. For example, Advances’ average principal balance increased $10,671 million (22 percent), even after former member RBS Citizens decreased its Advances starting in the second half of 2007 by approximately $10,000 million. The substantial growth in average Advance balances occurred because of the increased funding demand from many of our members for liquidity and risk management activities in response to the financial crisis.
The lower 2008 ending Advance balance compared to the average balance was due primarily to significant reductions in the fourth quarter from several members. In the fourth quarter, Advance balances decreased $9,781 million (16 percent), which we believe was for the following reasons:
▪	lower Advance demand as a result of the continuing financial crisis and economic recession; and

▪	availability of new funding and liquidity options to members.
Although a handful of members were responsible for most of the dollar growth in average Advances, various market penetration measures show there was a broad-based increased reliance on Advances across the membership. The average ratio of each member’s Advance balances to its total assets increased substantially. The ratio for all members was 6.1 percent on December 31, 2008, compared to 5.1 percent on December 31, 2007. The number of members with outstanding Advances also rose. At year-end 2008, 79 percent of members had Advances, compared to 74 percent at year-end 2007, a change that represented 41 additional borrowers. During 2008, 70 percent of our members executed an Advance transaction, an increase from 59 percent in 2007.
From year-end 2007 to year-end 2008, available lines in the Letters of Credit program grew $994 million (14 percent), mostly to support members’ public unit deposits. Average lines outstanding increased $2,343 million (42 percent),

31 of 184

which was three times as much as the growth in end-of-period lines outstanding because the growth trend of the lines was large during 2007. We earn fees on the actual amount of the available lines members use, which can be substantially less than the lines outstanding.
The principal balances in the Mortgage Purchase Program decreased slightly in 2008 compared to 2007, on both an ending-balance and average-balance basis. The modest reductions in balances were because our then largest seller ceased new mortgage activity with us in mid-2007 and because of the difficult market for loan originations and refinancings during the financial crisis. In 2008, we approved 21 new members to participate in the Program and 13 additional members sold us loans for the first time.
We believe our capital adequacy continued to be strong in 2008. We maintained compliance with all of our regulatory capital limits. Regulatory capital was $4,399 million on December 31, 2008, which was an increase from year-end 2007 of $522 million (13 percent). The increase reflected: 1) members’ stock purchases to fund Advance growth, and 2) dividends in the first three quarters of 2008 totaling $152 million, which we paid in the form of additional shares of capital stock. Retained earnings grew $40 million (14 percent) year over year to close December 31, 2008 at $326 million.
Our financial leverage, on a book-value basis, was more elevated in 2008 than in 2007. The regulatory capital-to-assets ratio averaged 4.51 percent in 2008, compared to 4.80 percent in 2007. This ratio continued to be sufficiently above the 4.00 percent regulatory minimum for us to effectively manage our financial performance, market risk exposure, and capitalization. If our financial leverage increases too much, or becomes too close to the regulatory limit, we would anticipate making changes in discretionary features of our Capital Plan to ensure our capitalization remains strong and in compliance with all regulatory limits.
We believe that in 2008 and into 2009 our liquidity position remained strong and our overall ability to fund our operations through debt issuance remained sufficient. We expect this to continue to be the case, although we can make no assurances. During the financial crisis, the FHLBank System continued to have satisfactory overall access to the capital markets for debt issuance and derivatives transactions to accommodate and fund our significant Advance activity in 2008 and to manage our market risk exposure. The System’s triple-A debt ratings and the implicit U.S. government backing of our debt were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.
However, in 2008, funding costs associated with issuing long-term Consolidated Obligations became more volatile and rose sharply compared to LIBOR and U.S. Treasury securities. In addition, at various times in 2008, the System had a reduced ability to issue long-term noncallable debt Obligations at acceptable rates. As a result, we reduced our issuance of long-term debt compared to recent years while also taking prudent actions to boost our liquidity. This strategy has included decreasing term money market investments, maintaining the majority of our liquidity in overnight maturities, and lengthening the maturities of our Discount Notes. We believe the possibility for a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote.
We believe that the residual exposures to market risk, capital adequacy, credit risk, and operational risk were modest in 2008 and that this will continue to be the case. We have always maintained compliance with our capital requirements, and we hold a sufficient amount of retained earnings to protect our capital stock against impairment risk and all but the most significant earnings losses. Our market risk exposure continued to be moderate and at a level consistent with our cooperative business model. We have never experienced a material operating risk event.
We believe that in 2008 we continued to have limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions. Since our founding in 1932, we have never experienced a credit loss on any instrument and we have not established a loss reserve or taken an impairment charge for any asset. We have robust policies, strategies and processes designed to identify, manage and mitigate Advances’ credit risk, including overcollateralization requirements and a perfected first lien position for all pledged loan collateral.
Various credit enhancements on loans in the Mortgage Purchase Program protect us down to approximately a 50 percent loan-to-value level. This portfolio is comprised of conforming fixed-rate conventional loans and mortgages

32 of 184

fully insured by the Federal Housing Administration. We do not hold any higher risk mortgages such as adjustable rate (ARM), interest-only, hybrid ARM, or teaser rate ARM. Although most of our money market investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on exposure to any one institution and to any one affiliated counterparty, and believe we have strong credit underwriting practices.
At December 31, 2008, 98 percent ($12,581 million) of principal balances of our mortgage-backed securities were issued by Fannie Mae or Freddie Mac, and these are now effectively guaranteed by the United States government, while only 2 percent ($304 million) of the holdings were in private-label mortgage-backed securities. Our private-label securities were all issued and purchased in 2003 and are comprised of high quality residential mortgage loans that have had a de minimis level of delinquencies and foreclosures.
Results of Operations
We believe our earnings in 2008 continued to represent a competitive return to member shareholders. The following table summarizes our results of operations and dividend rates paid for each of the last three years.

	Year Ended December 31,
(Dollars in millions)	2008	2007	2006

Net income	$236	$269	$253

Affordable Housing Program assessments	27	31	30

Return on average equity (ROE)	5.73%	6.87%	6.70%

Return on average assets	0.25	0.32	0.32

Weighted average dividend rate	5.31	6.59	5.81

Average 3-month LIBOR	2.92	5.29	5.20

Average overnight Federal Funds effective rate	1.92	5.02	4.97

ROE versus 3-month LIBOR	2.81	1.58	1.50

Dividend rate versus 3-month LIBOR	2.39	1.30	0.61

ROE versus Federal Funds effective rate	3.81	1.85	1.73

Dividend rate versus Federal Funds effective rate	3.39	1.57	0.84
Although net income and ROE decreased in 2008 versus 2007, our operations continued to generate a competitive level of profitability compared to short-term interest rates. The spreads of ROE to 3-month LIBOR and overnight Federal funds are two market benchmarks we believe our stockholders use to assess the competitiveness of the return on their capital investment in the FHLBank. The ROE spread to both of these benchmarks widened substantially in 2008 versus 2007 and 2006. Although quarterly 2008 earnings were more volatile than in the last several years, each quarter’s ROE spread to 3-month LIBOR was competitive, ranging from 1.78 percentage points to 3.63 percentage points.
The principal reason for the decrease in net income and ROE in 2008 compared to 2007 was the significantly lower interest rate environment, especially for short-term rates, that began in the third quarter of 2007 and continued throughout 2008. For example, average 3-month LIBOR decreased by 2.37 percentage points in 2008. The average overnight Federal funds effective fell even more in 2008 by 3.10 percentage points.

33 of 184

The most important impact of the lower short-term interest rate environment was that it significantly decreased the amount of earnings generated from funding assets with our interest-free capital. Other material factors that lowered earnings included:
▪	the maturity of a large amount of low-cost long-term noncallable debt;

▪	actions we took to increase investment liquidity by raising the amount of overnight assets and extending the maturity of Discount Notes used to fund many overnight assets;

▪	higher net amortization of mortgage purchase premiums; and

▪	actions we took to reduce market risk exposure to higher long-term interest rates.
Three favorable factors partially offset the unfavorable factors, in descending order of importance.
▪	Average spreads on many assets, especially short-term and adjustable-rate assets indexed to short-term LIBOR, widened substantially in 2008 relative to their funding costs. This was primarily because the interest costs of short-term funding sources, mostly Discount Notes, improved significantly relative to short-term LIBOR. The financial crisis raised the cost of inter-bank lending, represented by LIBOR, compared to other short-term interest costs such as Discount Notes. Market participants’ perception that the System’s short-term debt was a lower risk investment, compared to other short-term investment vehicles, increased the spread between Discount Notes and LIBOR. We funded $15 billion to $20 billion of LIBOR-indexed assets with Discount Notes in 2008.

▪	We retired $7.0 billion of callable Bonds in early 2008 and replaced them with new Consolidated Obligations at lower interest costs.

▪	Average assets and capital balances expanded.
In 2008, we accrued an additional $27 million for future use in the Affordable Housing Program, a $4 million (12 percent) decrease versus 2007. The amount provided is generally set as 10 percent of earnings before the accrual and reflected our lower earnings in 2008. In addition, in 2008, our Board authorized two voluntary commitments for which a total of $4.6 million was disbursed to support other housing programs.
We paid our stockholders a 5.31 percent average annualized dividend rate in 2008. Although this was a reduction from 2007, the 2.39 percentage points spread in the 2008 average dividend rate paid relative to the average 3-month LIBOR (almost double that of 2007) continued to provide our stockholders a competitive return on capital. In the first quarter of 2009, we declared an annualized dividend rate of 4.50 percent.
In the first three quarters of 2008, we paid stock dividends and in the fourth quarter we paid a cash dividend. Our Board continues to support a preference for paying stock dividends, and we expect to do so whenever the amount of our excess stock is less than one percent of total assets (as required by a Finance Agency Regulation). We believe many members view stock dividends as providing greater value to the return on their capital investment than cash dividends. Stock dividends give members more flexibility in their financial management because, among other things, they may not be immediately taxable to members. Stock dividends enhance our financial performance more than cash dividends because they provide us with a continual source of new capital, which can support additional Mission Asset Activity, preserve our Capital Plan and capital adequacy, and help us manage financial leverage, market risk exposure and liquidity risk.
Business Outlook
Many of the specific items related to our financial condition, results of operations, and liquidity discussed throughout this document, including in Item 1A’s “Risk Factors,” directly relate to the financial crisis and economic recession, and to the federal government’s actions to attempt to mitigate these events. We believe that the net effect of these has to date been favorable for the value of membership in our FHLBank. However, we cannot predict the ultimate effects on our business. We are concerned that if the financial crisis becomes more severe and/or the recession is sharp or long lasting, or if the current or future federal government actions to mitigate these events unfavorably affect the competitiveness of our business model, there could be unfavorable consequences for our business including reductions

34 of 184

in Mission Asset Activity and profitability. Our historical experience is that a recession causes our Mission Asset Activity and profitability to decrease.
Our business model is structured to be able to absorb sharp changes in our Mission Asset Activity because we can undertake commensurate reductions in our liability balances and capital, and because of our low operating expenses. If, however, several large members were to withdraw from membership or otherwise reduce activity with us, the decrease in Mission Asset Activity and/or capital could materially reduce dividend rates available to our remaining members. Notwithstanding this potential effect on profitability, we believe that a large decrease in Mission Asset Activity would not materially affect our liquidity, capital adequacy, or ability to make timely principal and interest payments on our participation in Consolidated Obligations.
In October 2008, PNC Financial Services Group, Inc. (“PNC”) announced its intention to purchase National City Bank. On December 31, 2008, National City was our second largest stockholder, second largest Advance borrower, and then largest seller of loans in the Mortgage Purchase Program. PNC Bank currently is not a member of our FHLBank and is chartered outside our Fifth District. If we ultimately lose National City as a member, we believe that event would not materially affect the adequacy of our liquidity, profitability, ability to make timely principal and interest payments on our participations in Consolidated Obligation debt and other liabilities, or ability to continue providing sufficient membership value to our members.
In the last two months of 2008 and continuing into the first quarter of 2009, commitments in the Mortgage Purchase Program increased substantially due to the significant decline in mortgage rates. We do not know if the recently elevated activity will continue. We believe that the benefits to all members from prudent growth in the Program are greater than the resulting modest increase in market risk exposure.
Potential issues with our two Supplemental Mortgage Insurance providers, especially the fact that they now have ratings below the double-A required by a Finance Agency Regulation, could decrease growth in outstanding Mortgage Purchase Program balances. However, we are continuing to emphasize both recruiting community financial institution members to the Program and increasing the number of regular sellers. We are exploring alternatives with the Finance Agency that could potentially supplement or replace the current credit enhancement structure, either temporarily or permanently, without threatening the credit risk exposure we face from the Program.
Notwithstanding these concerns, we expect our profitability and capacity to pay competitive dividends to remain competitive across a wide range of economic, business, and market rate environments. We believe that we have a modest amount of earnings exposure to lower mortgage rates because we have hedged faster mortgage prepayment speeds with a substantial amount of callable debt. However, we expect our profitability could decrease in 2009 compared to 2008 due to, among other things: 1) the extremely low level of interest rates; 2) the potential for reductions in the LIBOR-Discount Note spread, 3) Advance balances, and 4) mortgage rates (which could cause increases in net amortization of mortgage purchase premiums); and 5) the possibility of not being able to purchase mortgage-backed securities at our historical leverage levels due to the stressed mortgage markets. Except in the most extreme scenario of all these events occurring simultaneously to the most unfavorable degrees, we believe our profitability will remain competitive in 2009.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the financial, credit, and mortgage markets; and interest rates. As measured by Gross Domestic Product (GDP), the national economy expanded moderately in 2007 (2.0 percent); and it grew by seasonally-adjusted annual rates of 0.9 percent and 2.8 percent in the first and second quarters of 2008, respectively, before contracting by 0.5 percent in the third quarter and by 6.2 percent in the fourth quarter. Official measures indicate that the economy entered a recession in December 2007. Many believe the recession will be severe and long lasting, and exacerbated by the financial crisis.

35 of 184

The financial crisis primarily resulted from:
▪	deterioration in the residential housing finance market, especially because of reductions in home prices and higher rates of delinquency and foreclosure;

▪	poor risk management practices at some financial institutions;

▪	realized and/or unrealized losses and sharp decreases in the stock values at some financial institutions, which have seriously pressured their capital adequacy, liquidity, ability to raise funds, and willingness to lend funds.
These disruptions have also resulted in, among other things, illiquidity in the credit markets and higher borrowing costs for many financial institutions as represented by short-term LIBOR widening compared with rates on short-term Federal funds and our Discount Notes.
Interest Rates
Trends in market interest rates strongly affect our earnings and strategic decisions involved in managing the tradeoffs in our market risk/return profile. Interest rates particularly affect us because 1) a large portion of our assets have short-term maturities or short-term adjustable-rate repricing terms, or are swapped to create synthetic short-term adjustable-
rate repricing terms, and 2) earnings generated from funding interest-earning assets with interest-free capital are a significant portion of our net interest income. Interest rate trends can also affect demand for our Mission Asset Activity, spreads on assets and our funding costs. The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	Year 2008		Year 2007		Year 2006
	Average	Ending	Average	Ending	Ending

Federal Funds Target	2.09%	0.25%	5.05%	4.25%	5.25%
Federal Funds Effective	1.92	0.14	5.02	3.06	5.17

3-month LIBOR	2.92	1.43	5.29	4.70	5.36
2-year LIBOR	2.95	1.48	4.91	3.81	5.17
5-year LIBOR	3.70	2.13	5.01	4.18	5.09
10-year LIBOR	4.25	2.56	5.24	4.67	5.18

2-year U.S. Treasury	2.00	0.77	4.35	3.05	4.81
5-year U.S. Treasury	2.79	1.55	4.42	3.44	4.69
10-year U.S. Treasury	3.64	2.21	4.63	4.03	4.70

15-year mortgage current coupon (1)	4.97	3.64	5.54	4.95	5.50
30-year mortgage current coupon (1)	5.47	3.93	5.92	5.54	5.81

	Year 2008 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal Funds Target	3.22%	2.08%	2.00%	1.06%
Federal Funds Effective	3.18	2.08	1.94	0.51

3-month LIBOR	3.28	2.75	2.91	2.74
2-year LIBOR	2.82	3.26	3.39	2.32
5-year LIBOR	3.56	3.99	4.10	3.14
10-year LIBOR	4.31	4.52	4.56	3.61

2-year U.S. Treasury	2.01	2.40	2.37	1.21
5-year U.S. Treasury	2.73	3.15	3.12	2.17
10-year U.S. Treasury	3.64	3.86	3.86	3.22

15-year mortgage current coupon (1)	4.69	5.07	5.32	4.81
30-year mortgage current coupon (1)	5.36	5.58	5.80	5.14

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

36 of 184

Short-term interest rates began to decrease in the second half of 2007, and the reductions accelerated in 2008. By year end the Federal Reserve lowered the overnight Federal funds target rate to a range of zero to 0.25 percent. During 2008, market yield curves steepened significantly, which can benefit our earnings over time since we normally fund a portion of our long-term assets with shorter-term debt. Short-term LIBOR fell less than overnight Federal funds. Overall, considering several offsetting factors, the lower short-term interest rate environment caused our earnings to decrease but resulted in a wider spread between our ROE and short-term interest rates.
After decreasing in the last two quarters of 2007, average intermediate- and long-term rates, including mortgage rates, decreased even more in the early part of the first quarter of 2008 and then again in the fourth quarter of 2008. These rates decreased particularly by a large amount in December, as indicated in the ending rates column for 2008. The rate reductions significantly increased the amount of debt that was economically beneficial for us to call and replace at lower rates, which should continue to benefit future earnings. The December rate reductions also resulted in faster net amortization of mortgage purchase premiums as well as accelerated projections of mortgage prepayment speeds.
The effects on our earnings and market risk exposure from these interest rate trends are discussed below in the “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

37 of 184

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
Asset Composition - Ending Balances (Dollars in millions)

	2008				2007				2006
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$52,799	54%	$(154)	–%	$52,953	61%	$11,011	26%	$41,942	52%	$1,785	4%
Other items (1)	1,117	1	760	213	357	–	343	2,450	14	–	(91)	(87)

Total book value	53,916	55	606	1	53,310	61	11,354	27	41,956	52	1,694	4
Mortgage loans held for portfolio
Principal	8,590	9	(272)	(3)	8,862	10	483	6	8,379	10	55	1
Other items	42	–	(24)	(36)	66	–	(16)	(20)	82	–	(12)	(13)

Total book value	8,632	9	(296)	(3)	8,928	10	467	6	8,461	10	43	1

Investments

Mortgage-backed securities
Principal	12,897	13	740	6	12,157	14	93	1	12,064	15	(176)	(1)
Other items	(28)	–	(5)	(22)	(23)	–	(14)	(156)	(9)	–	(16)	(229)

Total book value	12,869	13	735	6	12,134	14	79	1	12,055	15	(192)	(2)

Short-term money market	22,444	23	9,917	(79)	12,527	15	(6,009)	(32)	18,536	23	2,700	17
Other long-term investments	12	–	(5)	(29)	17	–	(7)	(29)	24	–	(7)	(23)

Total investments	35,325	36	10,647	43	24,678	29	(5,937)	(19)	30,615	38	2,501	9
Loans to other FHLBanks	–	–	–	–	–	–	–	–	–	–	–	–

Total earning assets	97,873	100	10,957	13	86,916	100	5,884	7	81,032	100	4,238	6
Other assets	333	–	(86)	(21)	419	–	70	20	349	–	69	25

Total assets	$98,206	100%	$10,871	12	$87,335	100%	$5,954	7	$81,381	100%	$4,307	6

Other Business Activity (Notional)

Letters of Credit	$7,917		$994	14	$6,923		$425	7	$6,498		$5,092	362

Mandatory Delivery Contracts	$917		$869	1,810	$48		$(59)	(55)	$107		$68	174

Total Mission Asset Activity (Principal and Notional)	$70,223	72%	$1,437	2	$68,786	79%	$11,860	21	$56,926	70%	$7,000	14

(1)	The majority of these balances are SFAS 133-related basis adjustments.

38 of 184

Asset Composition – Average Balances (Dollars in millions)

	2008				2007				2006
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$59,973	64%	$10,671	22%	$49,302	59%	$3,528	8%	$45,774	58%	$934	2%
Other items (1)	526	–	466	777	60	–	33	122	27	–	(207)	(88)

Total book value	60,499	64	11,137	23	49,362	59	3,561	8	45,801	58	727	2
Mortgage loans held for portfolio
Principal	8,621	9	(121)	(1)	8,742	10	417	5	8,325	11	(22)	–
Other items	62	–	(13)	(17)	75	–	(13)	(15)	88	–	(7)	(7)

Total book value	8,683	9	(134)	(2)	8,817	10	404	5	8,413	11	(29)	–

Investments

Mortgage-backed securities
Principal	12,623	14	507	4	12,116	15	289	2	11,827	15	(79)	(1)
Other items	(30)	–	(14)	(88)	(16)	–	(18)	(900)	2	–	(15)	(88)

Total book value	12,593	14	493	4	12,100	15	271	2	11,829	15	(94)	(1)

Short-term money market	12,206	13	(1,381)	(10)	13,587	16	545	4	13,042	16	(624)	5

Other long-term investments	16	–	(3)	(16)	19	–	(7)	(27)	26	–	(7)	(21)

Total investments	24,815	27	(891)	(3)	25,706	31	809	3	24,897	31	(725)	(3)

Loans to other FHLBanks	18	–	11	157	7	–	(3)	(30)	10	–	(4)	(29)

Total earning assets	94,015	100	10,123	12	83,892	100	4,771	6	79,121	100	(31)	–

Other assets	342	–	(59)	(15)	401	–	121	43	280	–	42	18

Total assets	$94,357	100%	$10,064	12	$84,293	100%	$4,892	6	$79,401	100%	$11	–

Other Business Activity (Notional)

Letters of Credit	$7,894		$2,343	42	$5,551		$3,666	194	$1,885		$471	33

Mandatory Delivery Contracts	$182		$94	107	$88		$12	16	$76		$(58)	(43)

Total Mission Asset Activity (Principal and Notional)	$76,670	81%	$12,987	20	$63,683	76%	$7,623	14	$56,060	71%	$1,325	2

(1)	The majority of these balances are SFAS 133-related basis adjustments.
To measure the extent of our success in achieving growth in Mission Asset Activity, we consider changes in both period-end balances and period-average balances. There can be large differences in the results of these two computations. Average data can provide more meaningful information about the ongoing condition of and trends in Mission Asset Activity and earnings than period-end data because the latter can be impacted by day-to-day volatility.
Credit Services
Credit Activity
The strong growth of average Advances balances that began in the second half of 2007 continued in 2008. As shown in the asset composition tables above, the average principal balance of Advances in 2008 increased $10,671 million (22 percent) from 2007. The strong Advance growth on an average-balance basis occurred even after former member RBS Citizens decreased its Advances, starting in the second half of 2007 and continuing in 2008, by approximately $10,000 million.
From year-end 2007 to year-end 2008, Advance principal balances were essentially flat, due primarily to reductions from several large members in the fourth quarter of 2008. The “Financial Condition” section of the “Executive Overview” discusses the reasons for the fast growth in Advances on an average-balance basis and flat change on a year-over-year basis.

39 of 184

From year-end 2007 to year-end 2008, available lines in the Letters of Credit program grew $994 million (14 percent), mostly to support members’ public unit deposits. Average lines outstanding increased $2,343 million (42 percent), a growth rate three times as much as the end-of-period lines outstanding, again driven by an increased need by the membership to support public unit deposits. We earn fees on the actual amount of the available lines members use, which can be substantially less than the lines outstanding.
Advance Composition
The following tables present Advance balances by major program for each of the last three year ends and the quarter ends of 2008.

(Dollars in millions)	2008		2007		2006
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$5,886	11%	$10,483	19%	$7,728	18%
LIBOR	24,225	46	24,253	46	22,658	54

Total	30,111	57	34,736	65	30,386	72

Long-Term
Regular Fixed-Rate	9,722	18	6,605	13	4,450	11
Convertible(2)	3,479	7	3,892	7	4,485	11
Putable(2)	6,981	13	5,779	11	444	1
Mortgage Related	1,815	4	1,602	3	1,824	4

Total	21,997	42	17,878	34	11,203	27

Other Advances	691	1	339	1	353	1

Total Advances Principal	52,799	100%	52,953	100%	41,942	100%

Other Items	1,117		357		14

Total Advances Book Value	$53,916		$53,310		$41,956

(1)	As a percentage of total Advances principal.
(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.

	December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008
(Dollars in millions)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$5,886	11%	$11,161	18%	$9,398	17%	$13,502	22%
LIBOR	24,225	46	29,619	47	27,673	48	28,079	46

Total	30,111	57	40,780	65	37,071	65	41,581	68

Long-Term
Regular Fixed-Rate	9,722	18	9,332	15	7,646	14	7,039	12
Convertible(2)	3,479	7	3,506	6	3,591	6	3,712	6
Putable(2)	6,981	13	6,894	11	6,866	12	6,803	11
Mortgage Related	1,815	4	1,860	3	1,800	3	1,697	3

Total	21,997	42	21,592	35	19,903	35	19,251	32

Other Advances	691	1	208	–	182	–	142	–

Total Advances Principal	52,799	100%	62,580	100%	57,156	100%	60,974	100%

Other Items	1,117		348		364		745

Total Advances Book Value	$53,916		$62,928		$57,520		$61,719

(1)	As a percentage of total Advances principal.
(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
There was a noticeable shift in the composition of balances. Regular Fixed-Rate and Putable Advances grew, while REPO Advances fell. Other Advance types experienced smaller changes. REPO and LIBOR Advances normally have the most fluctuation in balances and larger members tend to use them disproportionately more than smaller members. Most of 2008’s lower ending Advance balance compared to the average balance was due to significant reductions in these two programs in the fourth quarter. This volatility can be seen in the table above showing the composition of Advances by quarter end.

40 of 184

Member Advance Usage
Our Advances are concentrated among a small number of members. Concentration ratios have been relatively stable in the last several years. The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers on the dates indicated. They include affiliates that are members of our FHLBank. The decrease in average interest rates from the end of 2007 to the end of 2008 was due to the reductions in short-term interest rates.
     (Dollars in millions)

December 31, 2008			December 31, 2007
	Ending	Weighted Average		Ending	Weighted Average
Name	Balance	Interest Rate	Name	Balance	Interest Rate

U.S. Bank, N.A.	$14,856	3.02%	U.S. Bank, N.A.	$16,856	4.99%
National City Bank	6,435	2.83	Fifth Third Bank	5,539	4.73
Fifth Third Bank	5,639	3.18	National City Bank	4,696	5.01
The Huntington National Bank	2,590	1.22	The Huntington National Bank	3,085	5.10
AmTrust Bank	2,338	3.75	KeyBank, N.A.	2,609	4.05

Total of Top 5	$31,858	2.92	Total of Top 5	$32,785	4.89

Total Advances (Principal)	$52,799	3.00	Total Advances (Principal)	$52,953	4.77

Top 5 Percent of Total	60%		Top 5 Percent of Total	62%

We believe that having some large members who actively use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase financial leverage, enhance dividend returns, obtain favorable funding costs, and provide more competitively priced Mission Asset Activity.
Various market penetration measures suggest there continued to be a broad-based increased reliance on Advances. The number of members with outstanding Advances has fluctuated in the range of 72 to 82 percent in recent years. This percentage rose in 2008, with 79 percent of members having Advance borrowings at year-end 2008, compared to 74 percent at year-end 2007. This change represented 41 additional borrowers.
The ratio of a member’s Advance balances to its total assets is another measure of market penetration as shown in the following table. The ratios exclude nonmembers who may still have Advances outstanding.

	December 31, 2008	December 31, 2007

Average Advances-to-Assets for Members

Assets less than $1.0 billion (674 members)	6.11%	5.09%

Assets over $1.0 billion (54 members)	5.47%	5.84%

All members	6.06%	5.14%
The simple (unweighted) average ratio of each member’s Advances to its total assets increased in 2008. The increase in the ratio reflected members’ increased reliance on our Advances as a key source of funding and liquidity during the financial crisis. The reduction in the ratio for members with assets over $1 billion resulted from the fourth quarter reductions in Advance balances from several of our large members. This large-member ratio increased during much of 2008; for example, on September 30, 2008, the large-member ratio was 6.72 percent.
During 2008, 70 percent of our members executed a new Advance transaction, an increase from 59 percent in 2007. The number of Advances outstanding at year-end 2008 was 16,307, approximately double the largest number of Advances of any other FHLBank. The average-sized Advance was $3.2 million. We have always placed emphasis on serving all of our members by not having a minimum size constraint for most Advance programs.
Advance balances normally exhibit substantial daily and intra-period volatility, in part because of the concentration of Advances among a relatively small number of members. During 2008, the daily principal balances ranged from $51,579 million to $65,272 million. The average daily variance (in absolute value) in 2008’s Advance balances was

41 of 184

$1,066 million. We believe the ability of members to quickly and cost effectively change how they use Advances is a significant source of membership value, even for those members who do not borrow from us heavily or at all. However, the high volatility can present challenges in efficiently funding Advances, managing capital leverage, and balancing Advance pricing while also generating a competitive return on capital. Advance volatility requires us to maintain a sizable short-term liquidity portfolio.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
As shown in the asset composition tables, on both an ending-balance and average-balance basis, the total principal balances in the Mortgage Purchase Program decreased slightly in 2008 compared to 2007. The decrease mostly reflected the fact that, in the third quarter of 2007, our then largest mortgage seller, National City Bank, stopped selling us mortgage loans. Although the amount of mortgage loans held by us from National City Bank has not decreased significantly to date because prepayment speeds have been moderate, we do not expect any significant decrease in mortgage loans outstanding from National City Bank to hinder our ability to continue offering the Program to other members.
The decrease in Mortgage Purchase Program balances also reflected the economic recession and the well-known difficulties in the mortgage market, including reductions in home prices in many markets and tighter credit requirements for new mortgages. Both of these factors lowered the growth rate of mortgage originations and refinancings for most of the year. Depending on prepayment speeds and our ability to replace the expected runoff from National City with purchases from other members, Program balances may change moderately. We expect to maintain the Program at less than 15 percent of total assets. In the past five years, the Program has been approximately 10 percent of total assets.
Our focus continues to be on recruiting community-based members to participate in the Program and on increasing the number of regular sellers. In 2008, we approved 21 new members to participate in the Program and 13 additional members sold us loans for the first time.
In the last two months of 2008 and continuing into the first quarter of 2009, our purchase activity of Mandatory Delivery Contracts (i.e., mortgage commitments) increased substantially due to the significant declines in mortgage rates. As of February 28, 2009, principal plus commitments outstanding totaled $10,522 million. However, because some of the commitments purchased from December 2008 to February 2009 represent refinanced loans held in our Program, we do not expect the principal balance outstanding in the Program to increase sharply.
The following table reconciles changes in the Program’s principal balances (excluding Mandatory Delivery Contracts) in 2008.

(In millions)	2008	2007

Balance, beginning of year	$8,862	$8,379
Principal purchases	1,027	1,510
Principal paydowns	(1,299)	(1,027)

Balance, end of year	$8,590	$8,862

We closely track the refinancing incentives of all of our mortgage assets because the mortgage prepayment option represents almost all of our market risk exposure. The principal paydowns in 2008 equated to an annual constant prepayment rate of 12 percent, compared to nine percent in 2007. The modest acceleration in 2008 prepayment speeds was due to a substantial decrease in mortgage rates in the fourth quarter of 2007 and the first quarter of 2008. However, we believe the refinancing response was somewhat muted by the difficulties in the mortgage market.

42 of 184

As shown in the following table, the percentage of principal balances from members supplying 10 percent or more of total balances decreased 5 percentage points from year-end 2007 to year-end 2008. The decrease in the percentage of loans outstanding from National City Bank reflected its lack of new activity with us in the last year.

	December 31, 2008		December 31, 2007
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$ 4,709	55%	$ 5,378	61%
Union Savings Bank	1,995	23	1,992	22

Total	$ 6,704	78%	$ 7,370	83%

The following table presents for year-ends 2008 and 2007 the composition of the Mortgage Purchase Program’s principal balances (including Mandatory Delivery Contracts), mortgage note rates, and loan ages according to loan type.
(Dollars in millions)

December 31, 2008
	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

Total Unpaid Principal	$6,485	$286	$1,265	$8,036	$1,471	$9,507

Percent of Total	68%	3%	14%	85%	15%	100%

Weighted Average Mortgage Note Rate	5.89%	5.61%	5.22%	5.77%	5.97%	5.80%

Weighted Average Loan Age (in months)	34	56	50	37	52	39

December 31, 2007
	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

Total Unpaid Principal	$6,027	$307	$1,237	$7,571	$1,339	$8,910

Percent of Total	68%	3%	14%	85%	15%	100%

Weighted Average Mortgage Note Rate	6.01%	5.61%	5.25%	5.87%	5.92%	5.88%

Weighted Average Loan Age (in months)	29	47	49	33	52	36
Because there were not significant amounts of paydowns or new purchases in 2008, the Program’s composition of principal balances by loan type and mortgage note rate did not change materially. The average loan age increased 3 months to 39 months, indicating a moderately, but not yet fully, seasoned portfolio.
After being relatively narrow during most of 2007, initial spreads to funding costs on new mortgage assets widened substantially in the fourth quarter of 2007. The wider spreads continued, on average, in 2008. However, net initial spreads were volatile in 2008, and average expected lifetime spreads have been narrower than initial spreads. Average expected lifetime spreads can be a more useful indication of the effect on earnings from volatility in mortgage prepayment spreads. Both the trends of wider spreads and more volatility are consistent with the difficulties in the mortgage markets and steep market yield curves.
Housing and Community Investment
Since its inception in 1990, our Affordable Housing Program has provided funding for more than 47,000 housing units. In 2008, we provided $27 million of net income for the Affordable Housing Program, which we can award to members in 2009. This represents a $4 million (12 percent) decrease from 2007. The decrease resulted from 2008’s 12 percent lower income before assessments. Including funds recaptured or de-obligated from previous years’ offerings, we set aside $40 million of funds for the Affordable Housing Program. De-obligated funds represent Affordable Housing projects for which we committed funds in prior years but which used fewer subsidies than originally

43 of 184

anticipated or for projects that did not go forward. Funds are also recaptured from projects in accordance with Finance Agency Regulations. We redeploy Affordable Housing Program funds if they are not used for the purposes intended.
Of the funds available in 2008, $27 million was awarded through the two competitive offerings of the Program and $9 million was disbursed through the Welcome Home Program. The second offering of the competitive Program included $9 million in response to rising mortgage foreclosures and separately targeted vacant foreclosure related properties or areas of high foreclosure. Through Welcome Home, we funded another $9 million for our home ownership down payment assistance program. We approved 81 applications for the competitive offerings and 197 members for Welcome Home funding. In total, almost one-third of our members received approval for funding in one of the two Affordable Housing Programs.
In addition, in 2008, our Board authorized two voluntary commitments for which a total of $4.6 million was disbursed to support other housing programs. We awarded $2.5 million to members utilizing the American Dream Home Ownership Challenge Program to assist minority families and persons with special needs to become homeowners. We also awarded $2.1 million to members and 11 Fifth District non-profit housing counseling agencies to assist customers in avoiding foreclosures.
Average 2008 Advance balances in the Housing and Community Investment Program totaled $178 million for the Affordable Housing Program and $520 million for the Community Investment and Economic Development Program. These programs generally provide Advances at or near zero profit. In total, 39 percent of our members participated in one or more of our housing and community investment programs.
Investments
Money Market Investments
Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, deposits held at the Federal Reserve, and certificates of deposit and bank notes in our available-for-sale or held-to-maturity portfolio. In 2008, our investment portfolio continued to provide liquidity, enhance earnings overall, and help us manage market risk and capitalization. The composition of our money market investment portfolio varies over time based on relative value considerations. Daily balances can fluctuate significantly, usually within a range of $8,000 million to $20,000 million, due to numerous factors, including changes in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, net spreads, opportunities to warehouse debt at attractive rates for future use, and management of capital leverage.
In 2008, the money market balance averaged $12,206 million, a decrease of $1,381 million from 2007’s average principal balances. The decrease was related directly to the strong growth in average Advance balances and to our desire to manage financial leverage at prudent levels.
In the fourth quarter of 2008, we tended to maintain a money market balance at high levels compared to historical levels. The balance at year-end 2008 was $22,444 million. In the fourth quarter, in order to increase our asset liquidity during the financial crisis, including incorporating Finance Agency guidance to target as many as 15 days of liquidity under certain scenarios, we held larger-than-normal balances of money market investments, maintained them as overnight maturities (which historically has not been the case), and lengthened the maturity of Discount Notes used to fund many of these investments. These actions lowered our earnings. In much of the fourth quarter, most of our money market investments were held as deposits at the Federal Reserve Bank. We continued to hold high levels of liquidity in the first quarter of 2009.
Money market investments normally have one of the lowest net spreads of any of our assets, typically ranging from 5 to 15 basis points. During 2008, match-funded money market spreads tended to widen, materially so in the third and fourth quarters, due mostly to the favorable impact on our funding costs relative to LIBOR during the financial crisis. However, especially in the fourth quarter, most money market investments were not match funded. In order to augment liquidity, we shortened most of our money market investments to overnight maturities and funded them with longer-term Discount Notes. Given the upward sloping yield curve, the maturity mismatching tended to lower spreads and net income.

44 of 184

Mortgage-Backed Securities
We invest in mortgage-backed securities in order to enhance profitability and to help support the housing market. Mortgage-backed securities currently comprise most of the held-to-maturity securities and all of the trading securities on the Statements of Condition. Our philosophy is to invest mostly in the mortgage-backed securities of GSEs and government agencies. We have not purchased any mortgage-backed securities issued by other entities since 2003.
In May 2008, the Finance Agency approved our request to temporarily expand our mortgage-backed security percentage by up to an additional 1.5 times regulatory capital, to a maximum of 4.5. Subsequently, we began to move the percentage above three, but we were cautious in this strategy during the third and fourth quarters, given the elevated volatility in the mortgage and agency debt markets. We purchased no mortgage-backed securities in August through December 2008. On December 31, 2008, the percentage was 2.87. At this time, because of the financial crisis, we do not know if we will further increase the percentage up to the maximum currently permitted.
The following table reconciles changes in the principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) in 2008. The principal paydowns in 2008 equated to an annual constant prepayment rate of 16 percent, the same rate for 2007.

(In millions)	2008	2007

Balance, beginning of year	$12,157	$12,064
Principal purchases	2,862	2,176
Principal paydowns	(2,122)	(2,083)

Balance, end of year	$12,897	$12,157

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	December 31, 2008	December 31, 2007

Security Type
Collateralized mortgage obligations	$5,433	$5,170
Pass-throughs (1)	7,464	6,987

Total	$12,897	$12,157

Collateral Type
15-year collateral	$5,169	$6,292
20-year collateral	3,365	2,088
30-year collateral	4,363	3,777

Total	$12,897	$12,157

Issuer
GSE residential mortgage-backed securities	$12,581	$11,782
Ginnie Mae residential mortgage-backed securities	12	20
Private-label residential mortgage-backed securities	304	355

Total	$12,897	$12,157

(1)	On December 31, 2008 and 2007, $3 million and $4 million, respectively, of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs.
In 2007 and 2008, we increased the allocation of 20-year and 30-year collateral and decreased the allocation of 15-year collateral. This change was driven by our assessment that the longer term collateral types had a more favorable risk/return tradeoff and our desire to enhance the diversification of collateral types among our mortgage assets.
We continued to own no pass-throughs backed by 30-year fixed rate collateral. Because over 80 percent of Mortgage Purchase Program loans have 30-year original terms, purchasing pass-throughs with shorter than 30-year original terms is one way we diversify mortgage assets to help manage market risk exposure. We also tend to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less market value sensitivity than other tranches. As discussed elsewhere, we have historically held a very small amount of private-label securities.

45 of 184

Consolidated Obligations
Changes in Balances and Composition
Our primary source of funding and liquidity is through participating in the issuance of the System’s debt securities—Consolidated Obligations—in the capital markets. The table below presents, for the periods indicated, the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2008		2007		2006
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$49,389	$40,450	$35,576	$24,852	$22,022	$18,914
Discount	(53)	(94)	(139)	(89)	(75)	(47)

Total Consolidated Discount Notes	49,336	40,356	35,437	24,763	21,947	18,867

Consolidated Bonds:
Unswapped fixed-rate	25,650	25,468	25,514	25,890	26,000	26,204
Unswapped adjustable-rate	6,424	9,638	8,143	4,670	1,974	2,764
Swapped fixed-rate	10,140	11,969	12,507	23,051	25,445	25,972

Total Par Consolidated Bonds	42,214	47,075	46,164	53,611	53,419	54,940

Other items (1)	179	62	15	(118)	(180)	(327)

Total Consolidated Bonds	42,393	47,137	46,179	53,493	53,239	54,613

Total Consolidated Obligations (2)	$91,729	$87,493	$81,616	$78,256	$75,186	$73,480

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 12 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $1,251,542, $1,189,706 and $951,990 at December 31, 2008, 2007 and 2006, respectively.
All of our Obligations issued and outstanding in 2008, as in the last several years, had “plain-vanilla” interest terms. None had step-up, inverse floating rate, convertible, range, or zero-coupon structures.
Balances of the various types of Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategies. In 2008, Discount Notes increased substantially on both an average and ending balance basis, for three reasons:
▪	Because of the financial crisis, the interest cost of Discount Notes became significantly lower than the net interest cost of swapped Bonds (which create synthetic adjustable-rate funding that reprices typically monthly or quarterly) and unswapped adjustable-rate Bonds.

▪	Discount Notes offer greater flexibility than swapped Bonds in managing volatile Advance levels.

▪	As part of the efforts to increase liquidity during the financial crisis, we increased our balances of money market investments, especially those with overnight maturities, which we funded with Discount Notes.
For 2008, on an average balance basis, 46 percent of our Consolidated Obligations were shorter-term Discount Notes. This presents an elevated liquidity risk, compared to relying more on longer-term sources of Obligations. However, as discussed in various other places in this filing, we believe we have managed the incremental liquidity risk appropriately and that the risk the System would be unable to continue issuing Discount Notes is remote.
We increased the average balance of unswapped adjustable-rate Bonds to enhance diversity in funding sources and to help manage liquidity. The ability to have three different sources of short-term and adjustable-rate funding is an important component in managing our financial performance.

46 of 184

The relatively stable balance of unswapped fixed-rate Bonds reflected primarily the relatively stable balance of our mortgage assets.
The following table shows the allocation on December 31, 2008 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable

Due in 1 year or less	$-	$3,553	$5	$3,558	$9,780
Due after 1 year through 2 years	365	3,686	5	4,056	215
Due after 2 years through 3 years	2,505	2,326	5	4,836	10
Due after 3 years through 4 years	1,025	2,315	61	3,401	-
Due after 4 years through 5 years	995	1,641	17	2,653	-
Thereafter	5,115	1,872	159	7,146	-

Total	$10,005	$15,393	$252	$25,650	$10,005

The allocations were consistent with those in the last several years, although the final maturities are currently slightly longer than historically. The Bonds were distributed smoothly throughout the maturity spectrum. Twenty-eight percent had final remaining maturities greater than five years. These longer-term Bonds help us hedge the extension risk of long-term mortgage assets. Thirty-nine percent provide us with call options, which help manage the prepayment volatility of mortgage assets. Almost all of the callable Bonds have next call dates within the next 12 months and most of them are callable daily after an initial lockout period. As of year-end 2008, many had exceeded their final lockout dates. Daily call options provide considerable flexibility in managing market risk exposure.
Relative Cost of Funding
Obligations normally have an interest cost at a spread above that of U.S. Treasury Bills and Notes and below LIBOR. These spreads can be volatile, and in 2008 and 2007, they tended to be significantly wider and more volatile than in prior years. The financial crisis caused investors to demand significantly more relative compensation for debt securities, especially longer-term securities, issued by non-government entities. At some times in 2008, especially the fourth quarter, some Consolidated Bonds had higher interest costs than LIBOR. This is an anomaly given LIBOR’s implied double A-rating and the triple-A ratings of System Bonds.
We responded to the higher spreads on noncallable Bonds by issuing a greater percentage of callable Bonds and Discount Notes to fund new mortgage assets and long-term Advances. These Obligations did not suffer from the widening of spreads to the same extent as noncallable Bonds. At some points in the fourth quarter, rates on callable Bonds were close to, if not below, rates on noncallable Bonds. In addition, in the fourth quarter, when much of the dislocation in our debt spreads occurred, there was only a modest amount of new asset activity requiring long-term debt. Finally, the lower interest rate environment presented an opportunity for us to call many of the existing callable Consolidated Bonds and replace them with lower rate debt. Overall, we believe that neither the level nor the volatility of spreads significantly eroded our operations in 2008. See Item 1A’s “Risk Factors” and the “Executive Overview” for more discussion on the System’s debt issuance in 2008 and current capabilities and trends.
Eligible Asset Requirement
Finance Agency Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Obligations. Eligible assets principally include Advances, loans under the Mortgage Purchase Program, mortgage-backed securities, money market investments, and deposits. The following table shows our compliance with this requirement on the dates indicated.

(In millions)	December 31, 2008	December 31, 2007

Total Book Value Eligible Assets	$98,922	$87,462
Total Book Value Consolidated Obligations	(91,729)	(81,616)

Excess Eligible Assets	$7,193	$5,846

47 of 184

Deposits
As shown on the Statements of Condition and the “Average Balance Sheet and Yield/Rates” table in the “Results of Operations,” the percentage growth of average and ending deposit balances increased substantially in 2008. However, they continued to be a small amount of our funding.
Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management” and in “Critical Accounting Policies and Estimates.” We discuss our liquidity in Item 1A’s “Risk Factors,” the “Executive Overview,” and the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management.”
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

	Year Ended December 31,
(In millions)	2008		2007		2006

	Year End	Average	Year End	Average	Year End	Average
GAAP Capital Stock	$3,962	$3,798	$3,473	$3,610	$3,658	$3,532
SFAS 150 – Related Stock	111	127	118	132	137	227

Regulatory Capital Stock	4,073	3,925	3,591	3,742	3,795	3,759
Retained Earnings	326	335	286	302	255	248

Regulatory Capital	$4,399	$4,260	$3,877	$4,044	$4,050	$4,007

GAAP and Regulatory Capital-to-Assets Ratios:

	2008		2007		2006

	Year End	Average	Year End	Average	Year End	Average
GAAP	4.36%	4.37%	4.30%	4.63%	4.80%	4.76%
Regulatory	4.48	4.51	4.44	4.80	4.98	5.05
In 2008, we continued to comply with the limit on financial leverage. As measured by a lower average regulatory capital-to-assets ratio, our capital was more levered in 2008 compared to 2007. We believe we can continue to effectively manage the moderate additional amount of market risk exposure that has resulted from the greater leverage, which resulted from several factors:
▪	strong Advance growth beginning in the second half of 2007 and continuing for much of 2008;

▪	our repurchases throughout 2007 of a substantial amount of mandatorily redeemable capital stock; and

▪	an increase in liquidity during the financial crisis and recession, which raised the balances of money market investments.

48 of 184

Changes in Capital Stock Balances
The following table presents changes in our regulatory capital stock balances in 2008 and 2007.

(In millions)	2008	2007
Regulatory stock balance at beginning of year	$3,591	$3,795
Stock purchases:
Membership stock	72	49
Activity stock	303	308
Stock dividends	152	-
Stock repurchases:
Excess stock redemption requests	(23)	(98)
Other stock repurchases	(22)	(463)

Regulatory stock balance at the end of the year	$4,073	$3,591

The $482 million increase in regulatory stock resulted principally from the growth in average Advance balances, which required some members to purchase additional activity stock. The activity stock purchases included that from one member affected by a change to our Capital Plan in March 2008, which reduced the maximum amount of our cooperative capital that any member may use to support its Mission Asset Activity. Another primary reason for the increase in regulatory stock was that we paid dividends in the first three quarters of 2008 in the form of additional shares of stock.
Excess Stock
On December 31, 2008, cooperative utilization of stock continued to provide capital for a material portion (15 percent) of Advances and Mortgage Purchase Program activity. As shown in the table below, if our Capital Plan did not have a cooperative capital feature, members would have been required to purchase an additional $368 million of stock to have the same total amount of Mission Asset Activity outstanding.

(In millions)	December 31, 2008	December 31, 2007
Excess capital stock (Capital Plan definition)	$649	$282

Cooperative utilization of capital stock	$368	$525

Mission Asset Activity capitalized with cooperative capital stock	$9,200	$13,129

The Finance Agency’s Capital Rule does not permit us to pay stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively utilized in accordance with our Capital Plan) would exceed one percent of our total assets after the dividend. The following table shows for the dates indicated the amount of our regulatory excess stock. At each of the three quarter ends in 2008, we were substantially below the regulatory threshold and, therefore, paid stock dividends. At the end of the fourth quarter, we did not meet the threshold and, therefore, paid a cash dividend. We cannot predict if our excess stock will be above or below the regulatory limit in the future.

(In millions)	December 31, 2008	December 31, 2007
Excess capital stock (Finance Agency definition)	$1,019	$807

Total assets	$98,206	$87,335

Regulatory limit on excess capital stock (one percent of total assets)	$982	$873

Excess capital stock (below) above regulatory limit	$37	$(66)

Retained Earnings
On December 31, 2008, stockholders’ investment in our FHLBank was supported by $326 million of retained earnings. This represented eight percent of total regulatory capital stock (including mandatorily redeemable (SFAS 150) stock) and 0.33 percent of total assets. When allocating earnings between dividends and retained earnings our Board of Directors considers the goals of paying stockholders a competitive dividend and having an adequate amount of retained earnings to mitigate impairment risk and augment future dividend stability. Severe losses exceeding the

49 of 184

amount of our retained earnings could force members to recognize impairment and write down the par value of their capital stock investment. Our current Retained Earnings Policy establishes a range of retained earnings for our FHLBank of between $140 million and $285 million. We believe it is extremely unlikely for other-than-temporary losses to occur that would exceed our retained earnings and force members to recognize impairment of our capital stock.
Membership and Stockholders
On December 31, 2008, we had 728 member stockholders. During 2008, 28 institutions became new member stockholders, while 25 were lost due to mergers, for a net gain of three member stockholders. Of the members lost, 23 merged with other Fifth District members and two merged with institutions outside the Fifth District. The impact on Mission Asset Activity and earnings from these membership changes was negligible. Fluctuations in Mission Asset Activity and earnings from membership changes are a normal part of our business operations. More pronounced effects could result from the loss of one or more of our largest users.
The following tables list institutions holding five percent or more of outstanding Class B capital stock on the dates indicated. The amounts include stock held by any known affiliates that are members of our FHLBank.
(Dollars in millions)

December 31, 2008
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$841	21%
National City Bank	404	10
Fifth Third Bank	394	10
The Huntington National Bank	241	6
AmTrust Bank	223	5

Total	$2,103	52%

December 31, 2007
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$675	19%
Fifth Third Bank	372	10
National City Bank	327	9
The Huntington National Bank	231	7
AmTrust Bank	214	6

Total	$1,819	51%

These members’ stock holdings grew due to their increases in Advance borrowings throughout 2008 and our payment of stock dividends in the first three quarters. In addition, for U.S. Bank, N.A., the growth in stock resulted from the March 2008 change in our Capital Plan that reduced (from $200 million to $100 million) the amount of our excess stock any one member is permitted to use to capitalize its Mission Asset Activity. At the end of 2008, the top five stockholders were also the top five Advance borrowers.
Continuing a trend from prior years, at year-end 2008, the 52 percent concentration of capital stock from our five largest stockholders was somewhat less than the 60 percent concentration of the top five Advance borrowers. This is because the membership stock purchase requirement of our Capital Plan declines as a percentage of members’ assets as those assets increase. It is also due to the historical tendency of our largest members to utilize more fully the Capital Plan’s cooperative capital feature.
In October 2008, PNC Financial Services Group, Inc. (“PNC”) announced its intention to purchase National City Bank. On December 31, 2008, National City was our second largest stockholder with $404 million of our capital stock, our second largest Advance borrower with current principal outstanding of $6,435 million, and our largest historical seller of loans in the Mortgage Purchase Program with current unpaid principal balances of $4,709 million. PNC Bank is currently not a member of our FHLBank and is chartered outside our Fifth District. As of the date of this filing, National City is still a member of our FHLBank and we do not know if National City’s charter or membership in our FHLBank will be terminated because of this purchase. However, if it is, we believe that losing National City’s business would not materially affect the adequacy of our liquidity, profitability, ability to make timely principal and interest payments on our participations in Consolidated Obligation debt and other liabilities, or ability to continue providing sufficient membership value to our members. This assessment is similar to that which we made, and have subsequently experienced, when we lost one of our largest members (RBS Citizens, N.A.) in 2007 due to a consolidation of its charter outside of the Fifth District.

50 of 184

The following table shows the number of member stockholders according to charter type for the period-ends presented.

	December 31,
	2008	2007	2006
Commercial Banks	474	480	496
Thrifts and Savings Banks	130	134	138
Credit Unions	104	98	97
Insurance Companies	20	13	10

Total Member Stockholders	728	725	741

In 2008 net membership growth came from credit unions and insurance companies. At December 31, 2008, 92 percent of all eligible commercial banks, 98 percent of all eligible thrifts and savings banks, and 50 percent of eligible credit unions with assets above $25 million were member stockholders. Therefore, there are approximately 175 Fifth District financial institutions eligible for membership that are not already members. We will continue to emphasize recruiting those non-member financial institutions that satisfy our eligibility requirements. At the end of 2008 the composition of membership by state was Ohio with 308, Kentucky with 214, and Tennessee with 206.
The table below provides a summary of member stockholders by asset size for the year-ends indicated. Most of our member stockholders are small financial institutions, with approximately 85 percent having assets up to $500 million. As noted elsewhere, having larger members, such as those with assets over $1 billion, is critical to helping achieve our mission objectives, including providing valuable products and services to all members.

	December 31,
Member Asset Size (1)	2008	2007	2006

Up to $100 million	235	242	270
> $100 up to $500 million	381	376	371
> $500 million up to $1 billion	58	57	54
> $1 billion	54	50	46

Total Member Stockholders	728	725	741

(1)	The December 31, 2008 membership composition reflects members’ assets as of September 30, 2008.
As shown in the following table, the allocation of our capital stock, including mandatorily redeemable capital stock, among stockholders is consistent with the allocation of the number of stockholders by type of institution. The stock outstanding to commercial banks increased substantially in 2008. The increase occurred primarily from stock purchases required to support additional Advance of those members.

(In millions)	December 31,
	2008	2007	2006

Commercial Banks	$3,053	$2,681	$2,946
Thrifts and Savings Banks	667	638	677
Credit Unions	94	83	83
Insurance Companies	149	72	40
Other (1)	110	117	49

Total	$4,073	$3,591	$3,795

(1)	“Other” includes capital stock of members involved in mergers with non-members where the resulting institution is not a member of the FHLBank. This is considered mandatorily redeemable capital stock and is classified as a liability.

51 of 184

RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for each of the last three years. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of stockholders’ equity for the respective period.

(Dollars in millions)	2008		2007		2006
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$364	6.46%	$421	7.90%	$386	7.49%

Net gain (loss) on derivatives and hedging activities	2	0.03	(12)	(0.22)	2	0.04
Other non-interest income	7	0.13	6	0.11	4	0.07

Total non-interest income (loss)	9	0.16	(6)	(0.11)	6	0.11

Total revenue	373	6.62	415	7.79	392	7.60
Total other expense	(51)	(0.89)	(48)	(0.92)	(46)	(0.90)
Assessments	(86)	(b)	(98)	(b)	(93)	(b)

Net income	$236	5.73%	$269	6.87%	$253	6.70%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

(b)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
For 2008 versus 2007, almost all of the decrease in net income and ROE resulted from lower net interest income. We attribute this principally to the decrease in earnings from deployment of interest-free capital given the significantly lower short-term interest rates that began in the third quarter of 2007 and accelerated in 2008. For 2007 versus 2006, almost all of the increase in net income and ROE resulted from higher net interest income, which we attribute, primarily, to wider asset spreads due to more favorable relative funding costs and, secondarily, to growth in the average asset balances.
For 2008 versus 2007, there was a $14 million increase in the unrealized market value from accounting for derivatives under SFAS 133. We consider this amount of volatility to be moderate and consistent with the close economic hedge relationships of our derivatives. The volatility resulted from 1) the substantial movements in interest rates in 2008 and 2007, 2) our replacement of terminated swaps that had been outstanding with Lehman Brothers, and 3) modeling enhancements we made related to interest rate swaps having adjustable-rate legs tied to one-month LIBOR. For 2007 versus 2006, the $14 million decrease in the unrealized market value was due principally to the volatile interest rate environment of the third and fourth quarters of 2007.
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

52 of 184

Components of Net Interest Income
We generate net interest income from two components: 1) the net interest rate spread and 2) funding interest-earning assets with interest-free capital. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin. Because of our low net interest rate spread compared to other financial institutions, we normally derive a large proportion of net interest income from deploying our capital to fund assets.
▪	Net interest rate spread. This component equals the balance of total earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion in accordance with SFAS 91, prepayment fees on Advances, and all other sources of earnings from interest-earning assets net of funding costs. The latter is the largest component and represents the coupon yields of interest-earning assets net of the coupon costs of Consolidated Obligations and deposits.

▪	Earnings from funding assets with interest-free capital (“earnings from capital”). As yields on assets funded with capital change from movements in market interest rates, earnings from deployed capital funding move in the same direction. Earnings from capital can be computed as the average capital balance multiplied by the average cost of interest-bearing liabilities.
The following table shows, for each of the last three years, the two major components of net interest income, as well as the three major subcomponents of the net interest spread.

	2008		2007		2006
(Dollars in millions)		Pct of		Pct of		Pct of
		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$253	0.27%	$229	0.27%	$199	0.25%
Net (amortization)/accretion (1) (2)	(48)	(0.05)	(30)	(0.03)	(33)	(0.04)
Prepayment fees on Advances, net (2)	2	–	3	–	6	0.01

Total net interest rate spread (3)	207	0.22	202	0.24	172	0.22

Earnings from funding assets with interest-free capital	157	0.17	219	0.26	214	0.27

Total net interest income/net interest margin	$364	0.39%	$421	0.50%	$386	0.49%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by the difference in the book yield on interest-earning assets and book cost of interest-bearing liabilities.
2008 Versus 2007. An important factor in the $57 million decrease in total net interest income was a $62 million reduction in the earnings from capital. The lower earnings from capital resulted from the significant reductions in short-term interest rates because we tend to deploy much of our capital in short-term and adjustable-rate assets.
Net amortization expense increased $18 million. The two categories normally responsible for most of the volatility in net amortization are mortgages and callable Bonds. The net amortization of purchase premiums and discounts for mortgage assets increased $13 million in 2008, due to reductions in mortgage rates which resulted in accelerated projected mortgage prepayment speeds. (Our recognition of mortgage premiums/discounts depends on both actual and projected prepayment speeds.)
Net amortization of concession (i.e., selling) expenses and premiums/discounts associated with Consolidated Obligations increased $5 million. Most of the net increase was due to a higher balance of short-term Discount Notes, which have concession expense. However, there was a substantial amount of quarterly volatility in concession

53 of 184

amortization because we called a substantial amount of Bonds in the first and fourth quarters in response to decreases in Bond rates.
Advance prepayment fees decreased $1 million. Advance prepayment fees can be, and in the past have been, significant. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances. Fees in one period do not necessarily indicate a trend that will continue in future periods.
Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread increased $24 million. The total of the other components as a percent of earning assets was constant at 0.27 percent because the average amount of earning assets increased $10.1 billion. Several material factors affected other components, as discussed below, with their estimated impacts (some of which are difficult to determine with precision).
▪	Wider spreads on short-term assets compared to funding costs—Favorable: Beginning in the second half of 2007 and continuing throughout all of 2008, average spreads on many assets, especially short-term and adjustable-rate assets indexed to short-term LIBOR, widened substantially relative to their funding costs. This is because the interest costs of our short-term funding sources, mostly Discount Notes, improved significantly relative to short-term LIBOR. In 2008, we funded $15 billion to $20 billion of LIBOR-indexed assets with Discount Notes. The more favorable relative funding costs resulted from the financial crisis, which raised the cost of inter-bank lending, reflected in higher LIBOR, compared to Discount Notes. The LIBOR-Discount Note spread averaged 70 basis points in 2008, compared to 32 basis points in 2007 and a long-term average of 18 to 20 basis points. It was particularly wide in the fourth quarter, averaging 155 basis points.

We estimate this factor raised 2008’s net interest income by $50 million to $75 million and ROE by 0.90 to 1.30 percentage points. We do not know whether, for how long, or the extent to which this factor will continue to benefit earnings. In December 2008 and continuing in the first two months of 2009, the spread between one-month LIBOR and one-month Discount Notes narrowed to below 20 basis points.

▪	Maturity of low cost debt—Unfavorable: One of our key strategies in managing market risk exposure is to fund mortgage assets with a mix of long-term noncallable and callable unswapped Consolidated Bonds having a wide range of final maturities. In 2008, a total of $1.8 billion of such noncallable Bonds, with a weighted average coupon of 3.70 percent, matured. These relatively low cost Bonds generally had average book costs substantially below the book yields of the mortgage assets they funded. For example, the average book yield of mortgage assets on December 31, 2008 was 5.14 percent, 1.44 percentage points above that of the maturing debt. As a result, earnings decreased because we tended to replace the mortgages paying down with new mortgages at lower initial net spreads (which ranged from approximately 0.40 percentage points to 1.00 percentage points in 2008). The impact of this factor will dissipate in 2009 and after because there are relatively fewer lower-cost Bonds maturing. We estimate this factor lowered net interest income by $20 million to $40 million and ROE by 0.35 to 0.70 percentage points.

▪	Large overnight asset gap—Unfavorable: In the last several years, we carried a large overnight asset gap of approximately $8 billion to $20 billion. This occurred for two reasons: 1) the preferences of some members for overnight funding and, 2) our restricting the maturities of many money market investments to overnight maturities during the financial crisis in order to increase our liquidity and provide additional mitigation of unsecured credit risk exposure. Because we have limited sources of overnight funding, we tend to fund these overnight assets with non-overnight Discount Notes having maturities of up to one year. Two market trends relative to the overnight asset gap decreased earnings in 2008: 1) overnight interest rates decreased significantly in 2008, and 2) the difference in rates between overnight assets and term Discount Notes widened in the fourth quarter. We estimate these trends lowered net interest income by $15 million to $20 million and ROE by 0.25 to 0.35 percentage points.

▪	Re-issuing called Consolidated Bonds at lower rates—Favorable: During the first quarter of 2008, we called $7.0 billion of unswapped Bonds and replaced them with new debt (both Bonds and Discount Notes) at lower interest rates, although we extended the final maturity of this portfolio in order to reduce long-term market risk exposure. We estimate this factor raised net interest income by $15 million to $20 million and ROE by 0.25 to 0.35 percentage points.

54 of 184

▪	Growth in average asset balances—Favorable: Average total assets expanded by $10.1 billion in 2008. Most of the growth was in Advances principal balances. Based on a range of estimates of the average spreads we earned on the new assets, we estimate this factor raised annual net interest income by $10 million to $15 million and ROE by 0.18 to 0.25 percentage points.

▪	Higher average capital balance— Favorable: Average capital expanded by $221 million in 2008. We estimate this factor raised net interest income by $7 million to $10 million and ROE by 0.12 to 0.18 percentage points.

▪	Reduction in market risk exposure—Unfavorable: As discussed in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management,” we lowered average market risk exposure to higher rates in 2008. Given the steep debt curve and decreases in short-term interest rates, we estimate this factor lowered net interest income by $20 million to $30 million and ROE by 0.35 to 0.50 percentage points.
2007 Versus 2006. Of the $35 million increase in 2007’s net interest income, only $5 million occurred from higher earnings from capital, which reflected the small increase in 2007’s average short-term interest rates. Net amortization improved net interest income by $3 million, which was offset by $3 million less in Advance prepayment fees.
The $30 million increase in the other components of the net interest spread, excluding net amortization and prepayment fees, was principally the result of wider spreads on short-term assets compared to funding costs. The spread between short-term LIBOR and Discount Notes widened 15 basis points in 2007 over 2006. Growth in average assets and in average capital also contributed.

55 of 184

Average Balance Sheet and Yield/Rates
The following table provides yields/rates and average balances for major balance sheet accounts for each of the last three years. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

	2008			2007			2006
	Average		Average	Average		Average	Average		Average
(Dollars in millions)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets
Advances	$60,499	$1,895	3.13%	$49,362	$2,592	5.25%	$45,801	$2,296	5.01%
Mortgage loans held for portfolio (2)	8,683	437	5.03	8,817	467	5.30	8,413	430	5.12
Federal funds sold and securities purchased under resale agreements	8,181	159	1.95	6,737	346	5.14	7,234	364	5.03
Other short-term investments (3)	25	1	2.93	693	37	5.33	1,201	61	5.06
Interest-bearing deposits in banks(4)	4,000	69	1.73	6,157	325	5.28	4,607	234	5.07
Mortgage-backed securities	12,593	627	4.98	12,100	580	4.79	11,829	546	4.62
Other long-term investments	16	1	5.01	19	1	5.72	26	1	5.77
Loans to other FHLBanks	18	–	1.79	7	–	4.70	10	1	4.81

Total earning assets	94,015	3,189	3.39	83,892	4,348	5.18	79,121	3,933	4.97
Allowance for credit losses on mortgage loans	–			–			–
Other assets	342			401			280

Total assets	$94,357			$84,293			$79,401

Liabilities and Capital
Term deposits	$103	3	2.87	$131	7	5.15	$88	5	4.88
Other interest bearing deposits (4)	1,346	23	1.69	932	44	4.78	814	38	4.70
Short-term borrowings	40,356	947	2.35	24,763	1,235	4.99	18,867	925	4.90
Unswapped fixed-rate Consolidated Bonds	25,469	1,175	4.62	25,875	1,178	4.55	26,188	1,133	4.33
Unswapped adjustable-rate Consolidated Bonds	9,638	301	3.12	4,670	244	5.23	2,764	137	4.95
Swapped Consolidated Bonds	12,030	368	3.06	22,948	1,210	5.27	25,661	1,296	5.05
Mandatorily redeemable capital stock	127	8	6.45	132	9	6.90	227	13	5.81
Other borrowings	1	–	1.64	–	–	–	3	–	5.26

Total interest-bearing liabilities	89,070	2,825	3.17	79,451	3,927	4.94	74,612	3,547	4.75

Non-interest bearing deposits	4			14			1
Other liabilities	1,155			921			1,012
Total capital	4,128			3,907			3,776

Total liabilities and capital	$94,357			$84,293			$79,401

Net interest rate spread			0.22%			0.24%			0.22%

Net interest income and net interest margin		$364	0.39%		$421	0.50%		$386	0.49%

Average interest-earnings assets to interest-bearing liabilities			105.55%			105.59%			106.04%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Other short-term investments include securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as held-to-maturity securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39. See Note 1 of the Notes to Financial Statements for further information.

56 of 184

For all but a few accounts, the average rate of each asset and liability category was lower in 2008 than in 2007. Most of the accounts that had lower average rates have short-term maturities or are adjustable rate, which repriced to lower rates during 2008 corresponding to the large reductions in average short-term market rates. Accounts that had higher average rates included the following:
▪	Mortgage-backed securities. Rates on new mortgages rose during the third quarter of 2007 and the second quarter of 2008. The securities we purchased in these quarters increased the account’s average rate in the 2008 periods. In addition, we made no purchases of mortgage-backed securities in the fourth quarter of 2007 or the first and fourth quarters of 2008 when rates on new mortgages were lower. Finally, net accretion increased $11 million in 2008 due to the overall lower rates on new mortgages, which resulted in projections of accelerated prepayment speeds. (We purchased most of our mortgage-backed securities at slight discounts.) This factor increased the average rate nine basis points.

▪	Fixed-rate Consolidated Bonds. As discussed above in “Components of Net Interest Income,” in 2008 we retired a large amount of callable Consolidated Bonds and replaced them with Bonds having lower rates. These actions lowered the average rate on this account. However, the continued maturity throughout 2007 and 2008 of a large amount of Bonds with relatively low book costs, and the additional concession expenses related to calling many of the Bonds in this account, more than offset, on a combined basis, the reduction in the book cost from calling Bonds.
Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table for each of the last three years. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

(In millions)	2008 over 2007			2007 over 2006
	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income
Advances	$584	$(1,281)	$(697)	$179	$117	$296
Mortgage loans held for portfolio	(7)	(23)	(30)	21	16	37
Federal funds sold and securities purchased under resale agreements	74	(261)	(187)	(25)	7	(18)
Other short-term investments	(35)	(1)	(36)	(26)	2	(24)
Interest-bearing deposits in banks	(114)	(142)	(256)	78	13	91
Mortgage-backed securities	23	24	47	13	21	34
Other long-term investments	–	–	–	–	–	–
Loans to other FHLBanks	1	(1)	–	(1)	–	(1)

Total	526	(1,685)	(1,159)	239	176	415

Increase (decrease) in interest expense
Term deposits	(2)	(2)	(4)	2	–	2
Other interest bearing deposits	20	(41)	(21)	5	1	6
Short-term borrowings	777	(1,065)	(288)	289	21	310
Unswapped fixed-rate Consolidated Bonds	(19)	16	(3)	(13)	58	45
Unswapped adjustable-rate Consolidated Bonds	260	(203)	57	94	13	107
Swapped Consolidated Bonds	(575)	(267)	(842)	(137)	51	(86)
Mandatorily redeemable capital stock	–	(1)	(1)	(5)	1	(4)
Other borrowings	–	–	–	–	–	–

Total	461	(1,563)	(1,102)	235	145	380

Increase (decrease) in net interest income	$65	$(122)	$(57)	$4	$31	$35

The rate contribution was responsible for all of the decrease in total net interest income in 2008 versus 2007. This resulted from the unfavorable factors identified above in “Components of Net Interest Income,” as well as the impact of lower short-term interest rates on the earnings from capital. The positive volume contribution was due to the expansion in total assets and capital.

57 of 184

Effect of the Use of Derivatives on Net Interest Income
As explained elsewhere, the primary reason we use derivatives, most of which are interest rate swaps, is to hedge the fixed interest rates of certain Advances and Consolidated Obligations. The following table shows the effect of derivatives on our net interest income for each of the last three years.

(In millions)	2008	2007	2006

Advances (1)	$(189)	$63	$8
Mortgage purchase commitments (2)	–	2	2
Consolidated Obligations (1)	69	(103)	(269)

Decrease in net interest income	$(120)	$(38)	$(259)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
Although our overall use of derivatives lowered net interest income each year, they made our earnings and market risk profile significantly more stable because they effectively created synthetic adjustable-rate LIBOR-based coupon rates for both fixed-rate Advances and fixed-rate Obligations. The synthetic adjustable-rate Advances were funded with short-term Discount Notes and the synthetic adjustable-rate swapped Obligations. Thus, the derivatives provided a closer match of interest rate reset terms than would have occurred without their use.
For each year, the decrease in net interest income resulting from derivatives activity primarily represented the net effect of:
▪	the economic cost of hedging purchased options embedded in Advances;

▪	converting fixed-rate Regular Advances and Advances with below-market coupons and purchased options to at-market coupons tied to adjustable-rate LIBOR; and

▪	converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Consolidated Obligations.
The relative magnitude of each factor depended on changes in both short-term LIBOR and in the notional principal amounts of swapped Advances versus swapped Obligations. For 2008, the decrease in net interest income from our use of derivatives was primarily due to the reductions in short-term LIBOR, combined with a greater use of derivatives to transform fixed-rate Advances to adjustable-rate LIBOR than of derivatives to transform fixed-rate Obligations to adjustable-rate LIBOR. The “Use of Derivatives in Market Risk Management” section in “Quantitative and Qualitative Disclosures About Risk Management” discloses the notional principal amounts of derivatives used to hedge Advances and Obligations.

58 of 184

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2008	2007	2006

Other Income (Loss)
Net gain (loss) on derivatives and hedging activities	$2	$(12)	$2
Other non-interest income, net	7	6	4

Total other income (loss)	$9	$(6)	$6

Other Expense
Compensation and benefits	$26	$25	$25
Other operating expense	13	13	11
Finance Agency	3	3	3
Office of Finance	3	3	2
Other expenses	6	4	5

Total other expense	$51	$48	$46

Average total assets	$94,357	$84,293	$79,401
Average regulatory capital	4,260	4,044	4,007

Total other expense to average total assets(1)	0.05%	0.06%	0.06%
Total other expense to average regulatory capital(1)	1.18%	1.20%	1.15%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
The net gain (loss) on derivatives and hedging activities in 2008 is discussed above in the “Components of Earnings and Return on Equity.” Total other expenses increased a moderate $3 million. Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. We continue to maintain a sharp focus on controlling our operating costs.

59 of 184

Analysis of Quarterly ROE
The following table summarizes the components of 2008’s quarterly ROE and provides quarterly ROE for 2007 and 2006.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Components of 2008 ROE:
Net interest income:
Other net interest income	7.10%	7.25%	6.73%	7.97%	7.27%
Net (amortization)/accretion	(1.14)	(0.33)	(0.41)	(1.48)	(0.84)
Prepayment fees	0.02	0.03	0.06	0.03	0.03

Total net interest income	5.98%	6.95%	6.38%	6.52%	6.46%

Net gain (loss) on derivatives and hedging activities	(0.19)	0.15	0.69	(0.53)	0.03
Other non-interest income	0.14	0.13	0.15	0.10	0.13

Total non-interest income (loss)	(0.05)	0.28	0.84	(0.43)	0.16

Total revenue	5.93	7.23	7.22	6.09	6.62

Total other expense	(0.87)	(0.85)	(0.96)	(0.90)	(0.89)
Assessments	(a)	(a)	(a)	(a)	(a)

2008 ROE	5.06%	6.38%	6.26%	5.19%	5.73%

2007 ROE	6.63%	7.11%	6.80%	6.96%	6.87%

2006 ROE	6.48%	6.63%	6.60%	7.08%	6.70%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Quarterly ROE in 2008 was volatile, ranging from 5.06 percent to 6.38 percent, with an average of 5.73 percent. Quarterly ROE in 2007 was much less volatile. ROE in 2008 from “other net interest income” decreased substantially in the third quarter. This was due principally to a narrowing of the LIBOR-Discount Note spread to approximately 38 basis points and our actions to increase protection against market risk exposure to higher interest rates. The significant increase in this component of ROE in the fourth quarter was due mostly to the large widening of the LIBOR-Discount Note spread, which averaged 155 basis points in that quarter.
Net amortization expense was high in the first quarter of 2008 because of greater recognition of premiums on the Mortgage Purchase Program resulting from a reduction in mortgage rates and greater recognition of concessions from calling $7 billion of Bonds. Net amortization expense was also high in the fourth quarter of 2008 for the same reasons, with recognition of mortgage premiums being especially high. The net gain (loss) on derivatives and hedging activities also had a noticeable quarterly variance.
The fact that the level of quarterly ROE was significantly higher than short-term interest rates enabled us to pay competitive quarterly dividends that were less volatile than ROE.

60 of 184

REFCORP and Affordable Housing Program Assessments
Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.7 percent effective annualized net assessment rate. Depending on the level of the FHLBank System’s earnings, the REFCORP assessment is currently expected to be statutorily retired at some point between 2010 and 2013. Lower FHLBank System earnings would extend the retirement date.
In 2008, assessments totaled $86 million, which reduced ROE by 2.09 percentage points, compared to $98 million in 2007, which reduced ROE by 2.51 percentage points. The burden of assessments fell because net income before assessments decreased 12 percent while average capital increased six percent, which means a smaller assessment was applied over a larger capital base.
Segment Information
Note 17 of the Notes to Financial Statements presents information on our two operating business segments. It is important to note that we manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than at the level of individual operating business segments. Under this approach, the market risk/return profile of each operating business segment would not be expected to match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis.
The table below summarizes each segment’s operating results for each of the last three years.

(Dollars in millions)
	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
2008
Net interest income	$305	$59	$364

Net income	$196	$40	$236

Average assets	$85,593	$8,764	$94,357

Assumed average capital allocation	$3,745	$383	$4,128

Return on Average Assets (1)	0.23%	0.46%	0.25%

Return on Average Equity (1)	5.24%	10.51%	5.73%

2007
Net interest income	$331	$90	$421

Net income	$208	$61	$269

Average assets	$74,226	$10,067	$84,293

Assumed average capital allocation	$3,441	$466	$3,907

Return on Average Assets (1)	0.28%	0.61%	0.32%

Return on Average Equity (1)	6.03%	13.10%	6.87%

2006
Net interest income	$302	$84	$386

Net income	$197	$56	$253

Average assets	$69,599	$9,802	$79,401

Assumed average capital allocation	$3,310	$466	$3,776

Return on Average Assets (1)	0.28%	0.57%	0.32%

Return on Average Equity (1)	5.95%	12.03%	6.70%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

61 of 184

Traditional Member Finance Segment
 For 2008 versus 2007, the 0.79 percentage points decrease in ROE and the $12 million decrease in net income resulted from the unfavorable factors identified above for the entire balance sheet, which the favorable factors did not fully offset. The most important unfavorable factor was the decrease in earnings from capital as a result of the significantly lower short-term interest rates.
Mortgage Purchase Program Segment
 For 2008 versus 2007, the 2.59 percentage points decrease in ROE and the $21 million decrease in net income resulted primarily from $24 million higher net amortization of purchase premiums. Net amortization for loans in this segment increased because rates on new mortgages decreased, which resulted in projections of accelerated prepayment speeds. (We purchased most of the mortgage loans in this segment at premiums.) This factor decreased the segment’s ROE by approximately 4.00 percentage points. Additional unfavorable factors included the maturity of a large amount of low-cost debt and lower earnings from capital, as discussed above in “Components of Net Interest Income.” These factors were offset only partially by an increase in financial leverage (which improves ROE but not net income) and re-issuance of called Consolidated Bonds at lower interest costs.
We believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay member stockholders. We expect that this segment will exhibit more earnings volatility over time than the Traditional Member Finance segment. As discussed elsewhere, mortgage assets are the largest source of our market risk exposure. The effect of market risk exposure from the mortgage-backed securities in the Traditional Member Finance segment is diluted by the segment’s Advances and money market investments.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Overview
Residual risk is defined as the risk exposure remaining after applying our policies, controls, decisions, and procedures to manage and mitigate risk. Normally, our most significant residual risks are business/strategic risk and market risk. Currently, our most significant risks are business/strategic risk and funding/liquidity risk. We define business/strategic risk as the potential adverse impact on achievement of our mission or corporate objectives resulting from external factors and events, which we may have limited ability to control or influence. Throughout much of this document, and especially in Item 1A’s “Risk Factors” and the “Executive Overview,” we discuss current business/strategic and funding/liquidity risk factors that could be realized as a result of:
▪	the recessionary state of the overall economy and especially of our Fifth District;

▪	the ongoing financial crisis;

▪	the establishment of a new regulator for the FHLBank System;

▪	the placement of Fannie Mae and Freddie Mac into conservatorship;

▪	the issues related to the various actual and potential actions of the Federal government, including the Federal Reserve, Treasury Department and FDIC, to attempt to mitigate the financial crisis and economic recession;

▪	the evolving concerns about some other FHLBanks’ capital adequacy and profitability; and

▪	the merger of one of our largest members (National City Bank) with an institution chartered outside our Fifth District.
Our assessment is that the residual exposures for our other risks—market risk, capital adequacy, credit risk, and operational risk—were modest in 2008. Market risk exposure continued to be moderate and at a level consistent with our cooperative business model. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk. We continue to assess that we need no loan loss reserve for any asset class and that we have no impairment of any asset. We have never experienced a material operating risk event.

62 of 184

Market Risk
Measurement and Management of Market Risk Exposure
 Market risk exposure is the risk of fluctuations in both the economic value of our stockholders’ capital investment in the FHLBank and the level of future earnings from unexpected changes and volatility in the market environment (most importantly interest rates) and our business operating conditions. The economic value of capital is referred to as the market value of equity. Equity includes regulatory capital stock and retained earnings, and may also be called capital.
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
The primary challenges in effectively managing the market risk/return profile arise from two factors:
▪	There is a tradeoff between earning a competitive return on members’ capital investment and correlating this return positively with short-term interest rates. As previously discussed, we believe member stockholders prefer to earn a dividend payable on their capital investment that tracks short-term interest rates.

▪	We are subject to unfavorable changes in prepayment speeds on our mortgage assets, referred to as prepayment optionality. In many market environments, prepayment optionality makes our market value of equity decrease for both higher and lower interest rates.
Because of our cooperative ownership structure, members’ competitive alternatives for funding, and our modest overall risk profile, our spreads between asset yields and debt costs tend to be narrow. We tend to hedge non-mortgage assets—Advances and money market investments—with debt having the same or similar maturities. This minimizes the market risk exposure from these assets. In order to help generate a competitive return on capital, we invest our capital in a maturity ladder of assets and normally engage in a limited amount of funding of long-term assets with shorter-term debt, which we refer to as “short funding.” These practices enable earnings to benefit from the fact that, on average over time, the yield curve has been upward sloping. However, they also normally make both the level of ROE and the market value of equity correlate inversely with the level of interest rates. The result is a tradeoff between earning a competitive return on capital and correlating ROE positively with short-term interest rates.
Unhedged changes in mortgage prepayment speeds, which comprise our largest source of residual market risk exposure, make balancing this tradeoff more difficult to achieve. Prepayment speeds change primarily in response to changes in actual and expected future mortgage interest rates. Secondarily, they change in response to changes in other factors such as the type of mortgage assets held, their final maturities, the loan age, home sales, geographical terms, and the historical pattern of the evolution of interest rates. Prepayment speeds tend to accelerate when rates fall (referred to as contraction risk) and tend to slow down when rates rise (referred to as extension risk). Changes in mortgage prepayment speeds, especially faster speeds in lower interest rate environments, generally reduce earnings and make them more volatile.
We hedge the prepayment optionality of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. We attempt to hold a portfolio of Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely hedge mortgage prepayment speeds, we do not hedge all prepayment risk.
We analyze market risk under a variety of interest rate scenarios, including stressed scenarios, and perform sensitivity analysis of the many variables that can affect market risk. While the typical assumptions in long-term market risk measures—instantaneous, permanent and parallel changes in interest rates—are important in analyzing overall market risk exposure, they are incomplete indicators of that exposure and are less helpful in guiding earnings expectations and sensitivities. They do not indicate the timing of cash flow differences between assets and liabilities, nor do they incorporate active management responses to changes in the market environment or consider the effects of changes in future business activity or the passage of time. To address these limitations, we perform additional analyses of market

63 of 184

risk exposure including, among others, earnings simulations/sensitivities; key-rate duration analysis; cash flow/repricing gaps; mortgage prepayment analysis; and basis risk exposure.
We use several market risk models from third party software companies. These models enable us to analyze our financial instruments using rigorous valuation techniques of optionality, found in mortgage prepayment speeds, call and put options, and caps/floors. We regularly assess the effects of different assumptions, techniques and methodologies on the measurements of market risk exposure, including comparisons to alternative models and information from brokers/dealers. We may also, after thorough research and consideration, update these models and our assumptions and methods when market conditions and/or our business conditions change significantly. For example, in the fourth quarter of 2008, we updated our assumptions for various mortgage spreads that affect projected prepayment speeds in response to extreme variances in some of these spreads compared to their historical averages, and we revised how we estimate the market value of our callable Consolidated Bonds in response to disconnects in the market’s pricing of these Bonds.
Regulatory and Policy Limits on Market Risk Exposure
 Our Financial Management Policy established by our Board of Directors specifies three sets of limits regarding market risk exposure, which primarily address long-term market risk exposure. We determine compliance with our policy limits at every month-end or more frequently if market or business conditions change significantly. We complied with each of our policy limits for market risk exposure in each month of 2008, as we did in 2007.
•	Market Value of Equity Sensitivity. The market value of equity for the entire balance sheet in two hypothetical interest rate scenarios (up 200 basis points and down 200 basis points from the current interest rate environment) must be between positive and negative 15 percent of the current balance sheet’s market value of equity. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

•	Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment must be between positive and negative six years. In addition, the duration of equity in up and down 200 basis points interest rate shocks must be within positive and negative eight years.

•	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive three percent and negative three percent in each of the up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities, with no assumed capital allocation.
In addition, Finance Agency Regulations and our Financial Management Policy provide controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. Historically, we have not purchased a large amount of mortgage-backed securities of private-label issuers, which we believe can have more volatility in prepayment speeds than GSE mortgage-backed securities. We have tended to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.
Market Value of Equity and Duration of Equity – Entire Balance Sheet
 Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables.
The market value of equity is the present value of the long-term economic value of current capital, measured as the estimated market value of assets minus the estimated market value of liabilities. The market value of equity does not measure the value of our company as a going concern because it does not consider future new business activity, risk management strategies, or the net profitability of assets after funding costs. We analyze the sensitivity of the market value of equity to changes in interest rates, prepayment speeds, options prices, mortgage and debt spreads, interest rate volatility, and other market variables.
The duration of equity is a second way to measure long-term market risk exposure. Duration is a measure of price volatility. It generally indicates the expected change in an instrument’s market value from a small movement in interest rates. The duration of equity can be computed as the duration of liabilities plus the product of the amount of

64 of 184

capital leverage and the duration gap (which is the difference between the duration of assets and the duration of liabilities). Capital leverage equals the market value of assets divided by the market value of equity.
For example, a positive five duration of equity indicates that the market value of equity is expected to change inversely with interest rates, such that, for example, a 100 basis points increase in all interest rates is expected to decrease the market value of equity by 5.0 percent. A negative duration, by contrast, indicates that the market value of equity is expected to change in the same direction as interest rates. The duration of equity will change as interest rates move because there will be changes in the expected cash flows of instruments with options, especially for mortgage prepayment speeds.
The following table presents the sensitivity profiles for the market value of equity and the duration of equity for the entire balance sheet for selected periods and interest rate shocks (in basis points). Average results are compiled using data for each month end.
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results
2008 Full Year
Market Value of Equity	$3,698	$3,907	$3,979	$4,010	$3,998	$3,956	$3,840
%Change from Flat Case	(7.8)%	(2.6)%	(0.8)%	–	(0.3)%	(1.3)%	(4.2)%
2007 Full Year
Market Value of Equity	$3,781	$3,967	$3,978	$3,935	$3,860	$3,767	$3,571
%Change from Flat Case	(3.9)%	0.8%	1.1%	–	(1.9)%	(4.3)%	(9.3)%

Month-End Results
December 31, 2008
Market Value of Equity	$3,831	$3,965	$4,060	$4,153	$4,180	$4,136	$3,924
%Change from Flat Case	(7.8)%	(4.5)%	(2.2)%	–	0.7%	(0.4)%	(5.5)%
December 31, 2007
Market Value of Equity	$3,477	$3,729	$3,809	$3,814	$3,765	$3,685	$3,497
%Change from Flat Case	(8.8)%	(2.2)%	(0.1)%	–	(1.3)%	(3.4)%	(8.3)%
Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results
2008 Full Year	(5.7)	(4.3)	(2.4)	(0.2)	1.6	2.6	3.1
2007 Full Year	(6.3)	(2.0)	1.1	3.3	4.7	5.3	5.5

Month-End Results
December 31, 2008	(4.2)	(4.5)	(4.6)	(3.1)	0.6	3.6	6.4
December 31, 2007	(7.2)	(5.6)	(2.3)	1.5	3.7	5.0	5.2
We believe our market risk exposure in 2008 continued to be moderate (not excessive) and at a level consistent with our cooperative business model. During 2008 compared to 2007, we substantially reduced the average long-term market risk exposure to higher long-term interest rates. This was indicated by smaller average losses in the market value of equity and lower average durations of equity in upward interest rate shocks. In some months of 2008, we established this exposure at its lowest level in the last five years.
In 2008, we lowered average market risk exposure to higher rates by extending the maturity of the Consolidated Bond portfolio and by issuing more long-term unswapped Bonds than purchases of mortgage assets. We took these actions to adopt a more defensive posture because of the financial crisis. These actions lowered earnings given an upward sloping yield curve and reductions in short-term interest rates, compared to the earnings that otherwise would have

65 of 184

occurred. See the discussion in the “Net Interest Income” section of “Results of Operations” relating to the effect on earnings from market risk exposure changes.
Exposure to lower long-term interest rates tended to increase higher in 2008 compared to 2007, as is expected when exposure to higher rates is reduced. However, we believe the level of exposure to lower rates is moderate and does not indicate an undue exposure to lower mortgage rates and faster prepayment speeds. We do not expect our profitability to decrease significantly because of the large decreases in mortgage rates that occurred in the fourth quarter. We also do not expect profitability to decrease to uncompetitive levels if mortgage rates were to decrease by another 50 to 100 basis points for a sustained period.
As of the end of 2008, a 100 basis points decrease in all interest rates—which would put 30-year mortgage rates at historic lows of approximately four percent—would decrease the market value of equity by an estimated 4.5 percent, or $188 million. As of year end, we hedged approximately 48 percent of our mortgage assets with callable debt (or other option-based hedges). We have chosen to issue most of the Bonds with short lockouts. As a result, we can call them quickly and replace them at lower rates to rebalance market risk exposure and mitigate the unfavorable impact of accelerated prepayment speeds. The short lockouts also enable us to timely replace only a portion of the Bonds to match mortgage paydowns, while hedging most new mortgage activity. We called $2.3 billion of Bonds in December 2008, and $6.2 billion in the first two months of 2009. Many of these Bonds were replaced with debt at significantly lower rates than the rates on the Bonds called. Mortgage prepayments have not risen to the amount of the Bonds called as of the date of this filing. The amount of Bonds we have called will mitigate—but not completely offset—the lower earnings resulting from a possible large acceleration in mortgage prepayment speeds.
In December 2008, by some measures (e.g., duration of equity) market risk exposure to higher interest rates increased noticeably, compared to the average exposure for 2008. As of year end, we had replaced a substantial portion of the Consolidated Bonds that we called during December’s long-term interest rate rally with short-term Discount Notes, instead of with new long-term Bonds. One purpose of this strategy was to respond to our concern that during 2008 we had reduced market risk exposure to a level too low to be consistent with long-term competitive profitability. Given a very steep yield curve, as existed in 2008 and early 2009, the replacement of long-term debt with short-term debt is expected to substantially improve near-term earnings. Another reason for the elevated market risk exposure at year-end 2008 was the difficulty of reissuing, at acceptable levels, the same amount of Bonds that we called, because of investors’ lower demand for all types of long-term funding in the financial, credit, and general economic crisis.
The increased risk exposure at year-end 2008 was partially re-adjusted in the first two months of 2009. As we called more Bonds in January and February and as the demand for the System’s callable debt returned more towards normality, we issued more long-term Bonds that provide a greater amount of protection to higher interest rates. The following table shows the exposure as of February 28, 2009.
Market Value and Duration of Equity Sensitivity—February 28, 2009

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Market Value of Equity:
% Change from Flat Case	(9.1)%	(5.5)%	(2.8)%	–	1.7%	2.0%	0.7%

Duration of Equity	(4.7)	(5.6)	(5.8)	(4.4)	(1.8)	0.4	2.0
The movements in our market risk exposure in the last several months is an example of our ability to dynamically manage our market risk exposure in response to actual and expected changes in market and business conditions.
Market Value Ratios
 The ratio of the market value of equity to the book value of regulatory capital indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities, as a percent of regulatory capital. A ratio greater than 100 percent indicates that if we were to liquidate our balance sheet, we would be able to do so at a net gain of cash; while a ratio below 100 percent indicates that liquidation would involve a loss of cash. To the extent the ratio is lower than 100 percent, it reflects a potential reduction in future earnings from the current balance sheet. The market values used in the ratio can represent potential real economic losses, unrealized opportunity losses, or temporary fluctuations. The market value of equity does not include goodwill value or franchise value that we could

66 of 184

realize in a liquidation, nor does it include the value of future business activity. Therefore, the ratio does not measure the market value of equity from the perspective of an ongoing business.
We also track the ratio of the market value of equity to the par value of regulatory capital stock. This ratio excludes the amount of retained earnings in the denominator and therefore shows the ability of the market value of equity to protect the value of stockholders’ stock investment in our company. It has the same limitations as the ratio of the market value of equity to the book value of equity.
The following table presents both of these ratios for the current (flat rate) interest rate environment for the periods indicated.

		Monthly Average
		Year Ended	Year End
	December 31, 2008	December 31, 2008	2007

Market Value of Equity to Book Value of Equity	94%	94%	93%

Market Value of Equity to Par Value of Capital Stock	102%	101%	101%
Both ratios support our assertion that we have a moderate amount of market risk exposure. They have been relatively nonvolatile in recent years, including in 2008. For all months of 2008, the ratio of the market value of equity to the par value of stock was close to or above 100 percent. This is consistent with our conservative risk management practices and the amount of retained earnings relative to the amount of capital stock.
Market Risk Exposure of the Mortgage Assets Portfolio
 The mortgage assets portfolio accounts for almost all of our market risk exposure because of the prepayment volatility associated with mortgage assets that we cannot completely hedge while maintaining positive net spreads to funding costs for the assets. We closely analyze the mortgage assets portfolio both together with and separately from the entire balance sheet. The portfolio includes mortgage-backed securities; loans under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts; overnight assets or funding for balancing the portfolio; and allocated capital.
We allocate equity to this portfolio using the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not necessarily what would result from an economic allocation of equity to the mortgage assets portfolio but, because it uses the same regulatory capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet.

67 of 184

The following table presents the results of the net asset market value sensitivity of the mortgage assets portfolio for selected periods and interest rate shocks (in basis points).
Change in Market Value as % of Asset Book Value—Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2008 Full Year	(1.6)%	(0.6)%	(0.2)%	–	0.0%	(0.2)%	(0.6)%

2007 Full Year	(0.9)%	0.1%	0.2%	–	(0.3)%	(0.8)%	(1.6)%

Month-End Results

December 31, 2008	(1.7)%	(0.9)%	(0.5)%	–	0.2%	0.0%	(0.8)%

December 31, 2007	(1.6)%	(0.4)%	0.0%	–	(0.3)%	(0.7)%	(1.7)%
The following table presents the sensitivities of the market value of equity of the mortgage assets portfolio for selected periods and interest rate shocks (in basis points). Average results are compiled using data for each month end.
% Change in Market Value of Equity—Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2008 Full Year	(47.4)%	(16.5)%	(5.4)%	–	(0.4)%	(4.6)%	(17.7)%

2007 Full Year	(23.9)%	2.6%	4.8%	–	(9.3)%	(20.9)%	(45.4)%

Month-End Results

December 31, 2008	(49.4)%	(27.4)%	(13.4)%	–	5.2%	0.8%	(25.0)%

December 31, 2007	(49.3)%	(12.0)%	(0.7)%	–	(7.6)%	(20.0)%	(49.9)%
The table shows that in 2008 the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had substantially greater market risk exposure and volatility than the entire balance sheet. The 2008 trends in the entire balance sheet’s market risk exposure were concentrated within the mortgage assets portfolio. We tend to carry a negligible residual amount of long-term market risk exposure in Advances and money market investments.
Earnings Volatility
An important measure of potential earnings volatility is earnings-at-risk simulations over a multi-year horizon under various interest rate scenarios, balance sheet projections, asset spreads, risk management strategies and sensitivities of mortgage prepayment speeds.
We focus on measuring and managing expected and unexpected earnings volatility. Given our relatively low ROE, a small change in a variable that determines earnings can have a disproportionately larger effect on profitability. We expect our business will continue to generate a competitive return on member stockholders’ capital investment across a wide range of business and market economic environments. We believe our history of having manageable earnings volatility reflects our moderate overall market risk exposure. Given that we cannot completely hedge mortgage prepayment optionality at an acceptable cost, we have historically chosen to position our market risk exposure more to severe and less likely movements in interest rates, rather than to smaller and more likely rate changes.
The most significant earnings risk is a large and rapid increase in short-term interest rates or a large and rapid decrease in longer-term interest rates, especially if short-term interest rates decrease less. For some extremely severe interest rate scenarios, our profitability could be uncompetitive for an extended period of time.

68 of 184

Earnings simulations performed during 2008 using a three to five year time horizon reflected the lower average market risk exposure in 2008 to higher interest rates, with a resulting reduction in earnings exposure to higher rates. We discuss our earnings exposure to lower long-term interest rates in the “Market Value of Equity and Duration of Equity – Entire Balance Sheet” section above.
Use of Derivatives in Market Risk Management
The “Use of Derivatives” section in Item 1 discusses our use of derivatives in relation to managing market risk exposure. The following table presents for the dates indicated the notional principal amounts of the derivatives used to hedge other financial instruments.

		December 31,
(In millions)		2008	2007	2006

Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$10,140	$12,507	$26,485
Convertible Advances	Interest rate swap	3,478	3,892	4,485
Putable Advances	Interest rate swap	6,981	5,779	444
Advances with purchased caps and/or floors	Interest rate swap	1,400	2,400	10
Regular Fixed-Rate Advances	Interest rate swap	5,808	3,430	365
Mandatory Delivery Contracts	Commitments to sell to-be-announced mortgage-backed securities	386	24	86

Total based on hedged item (1)		$28,193	$28,032	$31,875

(1)	We enter into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedge them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
We transact interest rate swaps to hedge the first five items in the table. The large decrease in the notional amount of swaps hedging Consolidated Obligations after 2006 reflected our strategy to decrease our use of these types of swaps and to increase the use of Discount Notes and adjustable-rate Consolidated Obligation Bonds. This strategy was a response to the relative improvements in Discount Note funding costs and a decision to enhance funding flexibility by reducing reliance on longer maturity swapped Obligations. See the “Net Interest Income” section of “Results of Operations” for more discussion.
The increase in 2007 and 2008 in swaps hedging Putable Advances reflected growth in that product line. The increase in swaps hedging regular fixed-rate Advances was the result of our decision to hedge some of these Advances (not having options) with swaps instead of Consolidated Bonds as part of our balance sheet management activities. To hedge Mandatory Delivery Contracts (i.e., commitments to purchase loans under the Mortgage Purchase Program), we use a common strategy in which we short sell, for forward settlement, to-be-announced mortgage-backed securities.

69 of 184

The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including Mandatory Delivery Contracts (the hedged item) and to-be-announced mortgage-backed securities (their hedging instrument). Both of these are considered derivatives. See “Critical Accounting Policies and Estimates” for discussion of the types of accounting treatment for derivatives.

(In millions)	2008	2007	2006

Shortcut (Fair Value) Treatment
Advances	$8,246	$6,101	$809
Consolidated Obligations	860	7,942	23,470

Total	9,106	14,043	24,279

Long-haul (Fair Value) Treatment
Advances	7,790	9,302	4,475
Consolidated Obligations	8,935	4,565	3,015

Total	16,725	13,867	7,490

Economic Hedges
Advances	1,631	98	20
Consolidated Obligations	345	–	–
Mandatory Delivery Contracts	918	48	107
To-be-announced mortgage-backed securities hedges	386	24	86

Total	3,280	170	213

Total Derivatives	$29,111	$28,080	$31,982

The 2008 increase in Advance hedges over the last year that apply shortcut accounting treatment reflected an increase in Regular Fixed-Rate Advances and Putable Advances with non-complex options. The 2007 decrease in the amount of Obligation hedges applying shortcut accounting treatment and the increase in those hedges applying long-haul treatment resulted from our decision made in the fourth quarter of 2007 to begin accounting for new Obligation hedges using the long-haul treatment.
An economic hedge is defined as the use of a derivative that economically hedges a financial instrument but that is deemed to not qualify for hedge accounting treatment. The 2008 increase in economic hedges occurred for two reasons. First, several Advance swap relationships failed effectiveness testing, which disqualified them from receiving fair value hedge accounting. These had more complex options than most of our swapped Advances. Second, sharp reductions in mortgage rates in December 2008 stimulated an increase in new mortgage commitments sold to us by members participating in the Mortgage Purchase Program, which increased Mandatory Delivery Contracts and mortgage-backed securities hedges.
Notwithstanding these changes in derivatives’ accounting treatment, the volatility in the market value of equity and earnings from our use of derivatives and application of SFAS 133 was moderate in 2008, as in prior years.
Capital Adequacy
Overview
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate compliance with limits on capital leverage and risk-based capital requirements.

70 of 184

Capital Leverage
We must satisfy three regulatory capital requirements.
▪	We must maintain at least a 4.00 percent minimum regulatory capital-to-assets ratio.

▪	We must maintain at least a 5.00 percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all of our stock is Class B stock, this requirement is met automatically if we satisfy the 4.00 percent unweighted capital requirement.

▪	We are subject to a risk-based capital rule, as discussed below.
We have always complied with each capital requirement. See the “Capital Resources” section of the “Analysis of Financial Condition” for information on our capital leverage compliance for 2008 and 2007.
Retained Earnings
We have a Retained Earnings Policy adopted by our Board of Directors. The Policy sets forth a range for the amount of retained earnings that we believe are needed to mitigate impairment risk and augment dividend stability in light of all the material risks we face. The current Retained Earnings Policy establishes a range of adequate retained earnings from $140 million to $285 million, with a target level of $170 million. At the end of 2008, our retained earnings were $326 million.
We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide the opportunity for dividend stability. We also believe that our retained earnings assessment is conservative. Our methodology biases it towards measuring a higher amount of required retained earnings than we believe are needed to protect against impairment risk. In particular, we assume that all unfavorable scenarios and conditions occur simultaneously, implying that each dollar of retained earnings can serve as protection against only one risk event. This scenario is extremely unlikely to occur.
Components of Capital Plan That Promote Capital Adequacy
The GLB Act and our Capital Plan strongly promote the adequacy of our capital to absorb financial losses in three ways:
▪	the five-year redemption period for Class B stock;

▪	the option we have to call on members to purchase additional capital if required to preserve safety and soundness; and

▪	the limitations on our ability to honor requested redemptions of capital if we are at risk of not maintaining safe and sound operations.
These combine to give member stockholders a clear incentive to require us to minimize our risk profile.
Risk-Based Capital Regulatory Requirement
We must hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. One way we measure this requirement is per provisions of the GLB Act and Finance Agency Regulations that require total permanent capital, which includes retained earnings and the regulatory amount of Class B capital stock, to at least equal the amount of risk-based capital. Risk-based capital is the sum of market risk, credit risk, and operational risk as specified by the Regulations. Market risk is measured as the market value of equity at risk, determined from simulations using movements in interest rates and interest rate volatility that could occur during times of market stress, based on value-at-risk analysis. Credit risk is measured for each asset and derivative using formulaic assignments based on histories of corporate defaults for different asset classes. Operational risk is set at 30 percent of the sum of market risk and credit risk.

71 of 184

The following table shows for the dates and period indicated the amount of risk-based capital required based on the measurements, the amount of permanent capital, and the amount of excess permanent capital.

(Dollars in millions)	Year End 2008	Monthly Average 2008	Year End 2007

Market risk-based capital	$237	$261	$263
Credit risk-based capital	181	214	207
Operational risk-based capital	125	143	141

Total risk-based capital requirement	543	618	611
Total permanent capital	4,399	4,260	3,877

Excess permanent capital	$3,856	$3,642	$3,266

Risk-based capital as a percent of permanent capital	12%	15%	16%

The risk-based capital requirement has historically ranged from 12 to 20 percent, which is significantly less than the amount of our permanent capital. The measured requirement has not changed materially during the financial crisis, and we expect this to continue to be the case. We do not use the requirement to actively manage our market risk exposure.
We believe our current Retained Earnings Policy is more consistent than the risk-based capital requirement relative to our overall risk exposure, risk experience, and assessment that our assets require no loan loss reserve or impairment charge. If the risk-based capital requirement were to govern the Retained Earnings Policy range, the amount of retained earnings indicated would be substantially more than what we believe would be needed to adequately protect capital stock from dividend instability and impairment risk. The primary differences between the Retained Earnings Policy and the risk-based capital requirement are the former has a smaller credit risk assessment—$26 million compared to $181 million—and a smaller operational risk assessment—$10 million (excluding our insurance coverage) compared to $125 million. The Retained Earnings Policy assumes that there is no residual credit risk exposure to Advances and the Mortgage Purchase Program, which we believe is consistent with our historical and current exposure. By comparison, at the end of 2008 the risk-based capital requirement had a credit risk assessment of $63 million for Advances and $59 million for the Mortgage Purchase Program. The Retained Earnings Policy also has a smaller credit risk assessment for investments.
Proposed Regulation on Capital Adequacy
In January 2009, the Finance Agency released an interim final rule that addresses the idea of critical capital levels and four categories of capital classification for an FHLBank. The critical capital level is two percent of total assets, below which an FHLBank would be considered critically undercapitalized. The capital classifications are based on the regulatory capital requirements listed above. Based on our analysis of the interim rule and the historical performance of our capitalization, we expect, but can provide no assurance, that the final rule will not affect our business.
Credit Risk
Overview
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, to delayed receipt of interest and principal, or to counterparties’ nonpayment of interest due on derivative transactions. As explained below, we believe we have minimal amount of residual exposure to credit risk. Therefore, we have not established a loss reserve or taken an impairment charge for any assets.

72 of 184

Credit Services
Overview. We have numerous policies and practices to manage credit risk exposure from our secured lending activities (Advances and Letters of Credit).
Although our credit risk management is risk-based in nature, our goal is to manage to a zero level of loss exposure. Despite the deterioration in the credit conditions of many of our members and of our pledged collateral, we believe that we have a minimal residual amount of credit risk exposure in our secured lending activities. We base this assessment on the following factors:
▪	a conservative approach to collateralizing credit that results in significant over-collateralization. This includes 1) systematically raising collateral margins as the financial condition of a member or of the collateral pledged deteriorates, and 2) adjusting collateral margins for sub-prime and non-traditional mortgage loans that we have identified and determined are not properly underwritten;

▪	a process for increasing the level of collateral perfection when the financial condition of a member deteriorates;

▪	close monitoring of members’ financial conditions and repayment capacities;

▪	a risk focused and expanded process for reviewing the quality, documentation, and administration of pledged loan collateral;

▪	an assessment that we have a moderate level of exposure to poorly performing subprime and nontraditional mortgages pledged as collateral; and

▪	a history of never experiencing a credit loss or delinquency on any Advance.
Because of these factors, we have never established a loan loss reserve for Credit Services.
Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policy parameters is that we require each member’s borrowings to be over-collateralized. This means that each member must maintain collateral value in excess of its credit outstanding.
As of year-end 2008, the over-collaterialization resulted in a total estimated value of collateral pledged of $157.7 billion and a total borrowing capacity of $103.1 billion.
Each borrowing member must execute a Blanket Security Agreement that sets forth the necessary collateral requirements. We assign four levels of collateral status: Blanket, Securities, Listing, and Physical Delivery. We assign each member a status based on its FHLBank assigned credit rating (described below) that reflects our perception of the member’s current financial condition, capitalization, level of problem assets, and other credit risk factors.
Blanket collateral status is the least restrictive and is available for lower risk institutions. We assign it to approximately 85 percent of members. Under a Blanket status, the member borrower is not required to provide loan level detail on pledged loans. We monitor eligible collateral pledged under Blanket status using regulatory financial reports, which most members submit quarterly, or periodic collateral “Certification” documents submitted by all significant borrowers. Lower risk members that choose not to pledge loan collateral are assigned Securities status. A member under Listing collateral status must pledge, and provide us information on, specifically identified individual loans that meet certain minimum qualifications.
Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, most insurance companies pledging loans, and newly chartered institutions. We apply more conservative collateral requirements for insurance company members. For example, we generally require them to deliver collateral because they do not have the backing of the FDIC or other deposit insurance funds controlled by a regulator. Newly chartered institutions are required to deliver collateral until they have developed a financial history and are trending strongly toward profitability. We require borrowers assigned to these statuses to deliver into our possession securities and/or original notes, mortgages or deeds of trust. The instruments we accept are highly restrictive and subject to a conservative valuation process.

73 of 184

Our collateral is primarily 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Other eligible collateral includes:
▪	multi-family mortgage loans;

▪	securities issued, insured, or guaranteed by the U.S. government or any of its agencies;

▪	cash or deposits in the FHLBank;

▪	other real estate-related collateral acceptable to us, including commercial real estate loans, home equity loans, farm real estate loans, and commercial mortgage backed securities, provided that the collateral has a readily ascertainable value and we can perfect a security interest in the property; and

▪	non-real estate secured small business loans and agribusiness loans if the member is a Community Financial Institution.
We value listed and physically delivered loan collateral at the lesser of par or the internally-estimated market value. Securities collateral is valued using two third party providers. The market value of loan collateral pledged under a Blanket status is assumed to equal the outstanding unpaid principal balance.
We determine borrowing capacity against pledged assets by applying Collateral Maintenance Requirements (CMR), informally referred to as overcollateralization rates or “haircuts.” CMRs are discounts applied to the estimated market value of pledged collateral, primarily to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset type. Members with a higher risk profile and/or collateral with more risky credit quality and/or performance are subjected to higher CMRs. We believe our CMR process results in conservative adjustments for all collateral types.
However, loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information, due to unknown factors which may result in the market value being significantly below the book value of the Blanket loans. In addition, for assets pledged under a Blanket arrangement, CMRs also reflect conservative restrictions on the amount of credit we will extend against a given collateral type based on the collateral’s delinquency and loss performance and the financial strength of the borrower. We may further adjust the lendable value of collateral if we identify poor credit administration practices and/or significant subprime or nontraditional mortgage loan exposure. Listed or delivered loan collateral is subjected to a regimen of discounts based on its underwriting characteristics, structure, and performance history.
Finally, we have an internal policy that we will not extend additional credit (except under the Affordable Housing or the Community Investment and Economic Development Programs) to any member, except in certain instances evaluated on a case-by-case basis, which would result in total borrowings in excess of 50 percent of its total assets.
The table below indicates the pledged collateral allocated by collateral type as of December 31, 2008, and the range of standard CMRs.

	Percent of Total
	Pledged Collateral	CMR Range

1-4 Family Residential	58%	125-175%
Home Equity Loans	25	150-400
Commercial Real Estate	10	150-500
Bond Securities	6	101-205
Multi-Family	1	125-150
Farm Real Estate	(a )	150-350

Total	100%

(a)	Farm real estate pledged collateral is less than one percent of total pledged collateral.

74 of 184

Perfection. With certain unlikely statutory exceptions, the FHLBank Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. As additional security for members’ indebtedness, we have a statutory lien on their FHLBank capital stock.
Our security interest in collateral is perfected by 1) filing financing statements on each member pledging loan collateral, 2) taking possession or control of all pledged securities and cash collateral, and 3) taking physical possession of pledged loan collateral when we deem it appropriate based on a member’s financial condition. In addition, at our discretion and consistent with our Credit Policy, we are permitted to call on members to pledge additional collateral at any time during the life of a borrowing.
Credit risk exposure exists in cases of fraud by a failing institution or its employees. In addition, credit losses could occur should a regulatory agency, for an unknown reason, prevent us from liquidating our collateral position.
Subprime and Nontraditional Mortgage Loan Collateral. We have policies and processes to identify subprime loans pledged by members to which we have high credit risk exposure or have extended significant credit.
We perform on-site collateral reviews of members we deem to have high credit risk exposure, and in some cases require third parties be engaged to perform these reviews. The reviews include identification of loans that meet our definitions of subprime and nontraditional. Our definitions of a sub-prime and a non-traditional mortgage loan (NTM) are expansive and conservative. Subprime loans include loans to borrowers with Fair Isaac and Company (FICO®) scores below 640; loans with a recent delinquency history; loans to borrowers with a history of bankruptcy, foreclosure or significant judgments; and loans with high-risk underwriting characteristics in terms of FICO® score, debt-to-income ratio, and loan-to-value ratio. NTMs include interest only loans; certain hybrid, payment option and teaser rate adjustable-rate mortgages not underwritten to the fully indexed rate; negative amortization loans; stated income loans; and loans underwritten with a “piggyback” or “silent second” mortgage as a substitute for borrower equity. During the review process, we estimate overall subprime and nontraditional mortgage exposure levels by performing random statistical sampling of residential loans in the member’s pledged portfolios. We also rate each such loan based on its FICO® score, debt-to-income ratio, and loan-to-value ratio.
We increase our CMRs up to 50 additional percentage points for the identified subprime and/or NTM segment of each pledged loan portfolio. The magnitude of the adjustment depends on the risk characteristics of the subprime and/or NTM portfolios. We increase adjustments for portfolio segments having layered risk elements, for example, subprime NTMs or loans with multiple NTM characteristics. Portfolios that have low FICO® scores, relatively high loan-to-value ratios, and high debt-to income-ratios are subject to the most aggressive adjustments. As previously discussed, our standard CMRs are already risk adjusted based on the financial strength of the member institution and the performance of the portfolio pledged. Adjustments for subprime and NTM portfolios are add-ons to the standard adjustments.
Further, we apply separate adjustments to CMRs for pledged private-label residential mortgage-backed securities for which there is available information on subprime loan collateral. These haircuts increase as subprime collateral levels increase. No security known to have more than one-third subprime collateral is eligible for pledge to support additional borrowings.
For members on which we have performed on-site credit reviews, we estimate that approximately 21 percent of pledged loan collateral has one or more subprime characteristics. This estimate is likely conservative if applied to all of our members, because to date it has been based on our review of high credit risk members only. Although we have estimated NTM exposure for some members, due to the fact this is a relatively new process, we have not reviewed a sufficient number of members to offer a statistically valid estimate of exposure.

75 of 184

Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The following tables show the distribution of internal credit ratings we assigned to member and non-member borrowers as of December 31, 2008.
   (Dollars in millions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	103	$32,690	69	$22,121	$31,778
2	149	5,854	107	2,353	5,236
3	223	23,935	196	15,278	23,442
4	165	23,462	142	9,001	23,227
5	35	10,113	26	7,250	9,957
6	49	2,568	46	1,789	2,511
7	16	4,498	14	2,924	4,473

Total	740	$103,120	600	$60,716	$100,624

The left table shows the borrowing capacity (Advances and Letters of Credit) of both members and non-member borrowers. The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations, along with their total borrowing capacity. The lower the numerical rating, the higher is our assessment of the member’s credit quality. A “4” rating is our assessment of the lowest level of satisfactory performance.
Although we believe that, overall, our members have satisfactory credit risk profiles, many of them have been unfavorably affected by the financial crisis as reflected in a significant downward trend in our member credit ratings. This trend began in the second half of 2007 and accelerated throughout 2008. As of year-end 2008, for members and borrowing nonmembers: 100 (14 percent of the total) had credit ratings of 5 or below, with $17,179 million of borrowing capacity (17 percent of total borrowing capacity); 475 (64 percent) had one of the top three credit ratings; and 165 (22 percent) had a “4” credit rating. By contrast, as of year-end 2007, the 43 members and borrowing nonmembers had credit ratings of 5 and below, 580 had one of the top three credit ratings, and 115 had a “4” credit rating. Between the end of 2007 and the end of 2008, through our standard credit rating process, we moved a net of 57 institutions, including a few of our largest members, and $10,353 million of borrowing capacity into one of the three lowest credit rating categories.
The credit ratings are one factor we use to determine collateral borrowing capacity based on the CMR process. A reduction in a member’s credit rating can decrease members’ borrowing capacity, remove its ability to be under a blanket pledge, require the member to deliver collateral to us in custody, and/or require the member to provide an increased level of detail on pledged loan assets. We also more closely monitor members with lower credit ratings. In 2008, based on the deterioration in many members’ credit ratings, we implemented all of these actions to ensure that our collateral continued to effectively mitigate credit risk from Advances.

76 of 184

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is de minimis and that it is probable we will be able to collect all principal and interest amounts due according to contractual terms. We base this assessment on the following factors:
▪	the strong credit enhancements for conventional loans;

▪	the U.S. government insurance on FHA mortgage loans;

▪	no credit losses experienced on any purchased loan since inception of the Program;

▪	minimal delinquencies and defaults experienced in the Program’s loan portfolio;

▪	loan characteristics consistent with favorable expected credit performance; and

▪	no member or Supplemental Insurance provider having experienced a loss on any loan sold to us.
Because of these factors, we have not established a loan loss reserve for the Program, and we have determined that we have no mortgage loans that are impaired.
Credit Enhancements. We use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances. Our primary management of credit risk for conventional loans involves the collateral supporting the mortgage loans (i.e., homeowners’ equity) and several layers of credit enhancement. The credit enhancements, listed in order of priority, include:
▪	primary mortgage insurance (when applicable);

▪	the Lender Risk Account; and

▪	Supplemental Mortgage Insurance coverage on a loan-by-loan basis that the participating financial institution (PFI) purchases from one of our approved third party providers naming us the beneficiary.
The combination of homeowners’ equity and the credit enhancements protect us down to approximately a 50 percent loan-to-value level, subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy. This means that the loan’s current value (observed from a sale price or appraisal) can fall to half of its value at the time the loan was originated.
Finance Agency Regulations require that the combination of mortgage loan collateral and credit enhancements be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of AA. We analyze all pools using a credit assessment model licensed from Standard & Poor’s, and each meets this requirement when the pool is closed. If the implied rating falls below AA, Regulations require us to hold additional risk-based capital to help mitigate the perceived additional credit risk. As estimated by the current versions of this model, we have six pools totaling $1.7 billion that fall short of a AA rating, which has resulted in an increase of $9 million in our risk-based capital.
Lender Risk Account. The Lender Risk Account is a key feature that helps protect us against credit losses on conventional mortgage loans. It is a performance-based purchase price holdback from the PFI on each conventional loan the PFI sells to the FHLBank. Therefore, it provides members an incentive to sell us high quality loans. These funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on loans in the pool we have purchased.
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
We use the Standard & Poor’s credit model, approved by the Finance Agency, to determine the Lender Risk Account percentage to apply to each PFI and to manage the credit risk of committed and purchased conventional loans. This model evaluates the characteristics of the loans the PFIs commit to deliver and the loans actually delivered to us for

77 of 184

the likelihood of timely payment of principal and interest. It assigns a credit score based on numerous standard borrower attributes, such as the loan-to-value ratio, loan purpose (purchase of home, refinance, or cash-out refinance), quality and quantity of documentation, income and debt expense ratios, and credit scores.
If conventional loan losses, on a loan-by-loan basis, exceed homeowner’s equity and applicable primary mortgage insurance, the proceeds from the Lender Risk Account are drawn on to cover our exposure to these residual losses until the Account is exhausted. Any portion of the Account not needed to help cover actual loan losses in excess of homeowner’s equity and any applicable primary mortgage insurance is distributed to the PFI over a pre-determined schedule set forth in the Master Commitment Contract. Distribution normally begins five years after the Contract is filled and ends after the eleventh year. Once a Contract has been outstanding for more than 11 years, a Lender Risk Account balance is no longer maintained for that pool. If losses occur after scheduled payments from the Account are made to the PFI, such funds are no longer available to cover the losses.
The following table presents changes in the Lender Risk Account in 2008 and 2007. The amount of loss claims was less than $1 million. Since inception of the Program, loss claims have used 2.1 percent of the Lender Risk Account.

(In millions)	2008	2007

Lender Risk Account at beginning of year	$50	$46
Additions	3	5
Claims	(1)	–
Scheduled distributions	(3)	(1)

Lender Risk Account at end of year	$49	$50

Loan Characteristics and Credit Performance. Two indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO®). FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. Our policy stipulates that we will not purchase conventional loans with a FICO® score of less than 620. In addition, for a loan with a cash-out refinancing (in which the mortgagee receives a portion of the property’s equity as cash at the closing of the loan), we require higher FICO® scores if the loan-to-value ratio is above certain thresholds. In current market conditions, the mortgage industry generally considers a FICO® score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk
The following table shows two measures of the conventional loan portfolio’s credit quality as of the dates indicated. The percents are of total principal balances. The distributions are based on data from the origination dates of the loans weighted by unpaid principal.

	December 31,			December 31,
Loan-to-Value	2008	2007	FICO® Score	2008	2007

<= 60%	21%	21%	< 620	0%	0%
> 60% to 70%	18	18	620 to < 660	4	4
> 70% to 80%	53	53	660 to < 700	10	10
> 80% to 90%	5	5	700 to < 740	18	19
> 90%	3	3	>= 740	68	67

Weighted Average	70%	70%	Weighted Average	752	751
The distributions and averages for each category were virtually the same at year-end 2008 as in the prior several years. These measures are indications that the Mortgage Purchase Program has a strong credit quality. Only four percent of our mortgage loans had a FICO® score below 660. Based on the available data, we believe we have very little exposure to loans in the Program considered to have individual characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

78 of 184

The geographical allocation of loans in the Program is concentrated in the Midwest, as shown on the following table based on unpaid principal balance.

	December 31,
	2008	2007
Midwest	52%	48%
Southeast	24	25
Southwest	11	12
West	7	8
Northeast	6	7

Total	100%	100%

Midwest includes the states of IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Southeast includes the states of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV
Southwest includes the states of AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT
West includes the states of AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY
Northeast includes the states of CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
The allocation has been relatively stable in the last several years. Loans are underrepresented in the Northeast and West, regions that historically have had the most exposure to credit problems including foreclosures and housing price declines. In addition, less than two percent of total loans were originated in the depressed real-estate market of Florida.
The Program has loans dispersed across many states. However, loans are heavily concentrated in Ohio, which represented 38 percent of unpaid principal as of December 31, 2008. No other state had more than six percent of unpaid principal. The concentration of loans in Ohio is because our largest historical seller was headquartered in Ohio, which has had one of the highest state foreclosure rates in the few years. One thing we do to mitigate this concentration risk is to emphasize purchases of mortgage-backed securities whose loans are not heavily originated in Ohio. Delinquency rates on our Ohio loans have not increased materially and are significantly lower than the delinquency rates overall for Ohio’s prime, fixed-rate mortgages.
Of our 1-4 family residential loans in the Program at December 31, 2008, single-family detached properties represented 82 percent of unpaid principal, with Planned Unit Development properties having 14 percent and low-rise condos having 4 percent. All other property types were less than one percent of unpaid principal. Single-family detached properties are considered to have the lowest credit risk.
Another indication of the Program’s strong credit quality is the relatively low amount of actual delinquencies and foreclosures. An analysis of loans past due 90 days or more or in foreclosure is presented below. For comparison, the table shows the same data nationally, based on a nationally recognized December 31, 2008 delinquency survey.

	Mortgage Purchase Program
	2008	2007
Delinquencies past due 90 days or more, or in foreclosure:

Conventional mortgage loans	0.5%	0.2%

FHA mortgage loan	2.9	2.6

	National Averages
	2008	2007
Delinquencies past due 90 days or more, or in foreclosure:

Conventional mortgage loans	2.3%	1.0%

FHA mortgage loan	6.6	5.5
During the financial crisis, our delinquency/foreclosure rates on both conventional and FHA loans continued to be well below the national averages. Because of the Program’s credit enhancements, we do not expect to have to pay claims on any loans that become foreclosed. For government-insured (FHA) mortgages, the delinquency rate is

79 of 184

generally higher than for the conventional mortgages held in the Program. We rely on government insurance, which generally provides a 100 percent guarantee, as well as quality control processes, to maintain the credit quality of the FHA portfolio.
In 2008, we instituted a credit risk analysis for conventional loans, on a loan-by-loan basis, to determine if any projected claims on loans 60 days or more delinquent would be significant enough to exhaust all the credit enhancements. The analysis uses extremely conservative and unlikely assumptions, primarily that 100 percent of loans 60 days or more delinquent will result in a default claim. The results of the analysis for year-end 2008 show that there would be no loss from any of these loans that would exceed the combined credit enhancements.
Other Information on Credit Risk. The following table presents as of December 31, 2008 information on the concentration of Supplemental Mortgage Insurance providers for our conventional loans and their related credit ratings:

	Percent of	Credit Rating (1)
	Portfolio	S&P	Moody’s	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	80%	A-	Ba2	A-
Genworth Residential Mortgage Insurance Corporation (Genworth)	20%	A+	Baa2	N/A

Total	100%

(1) As of February 13, 2009.
In 2008 and 2009, Standard & Poor’s and Moody’s lowered the rating of MGIC and Genworth, and Fitch did the same for MGIC. Before the downgrade of MGIC, we had discontinued committing new business with that provider, but we continue to use Genworth for new business. Because of the downgrades and the lack of alternative Supplemental Mortgage Insurance providers, we are currently in technical violation of a Regulatory requirement that these providers be rated at least double-A. We are exploring alternatives with the Finance Agency that could potentially supplement or replace the current credit enhancement structure, either temporarily or permanently, without threatening the credit risk exposure we face from the Program.
We subject both Supplemental Mortgage Insurance providers to standard credit underwriting analysis and additionally calculate our potential exposure based on historically high industry loss rates that we further stress. This process resulted in an estimated $17 million credit exposure from all providers as of December 31, 2008. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of our entire conventional portfolio defaulting and the Supplemental Mortgage Insurance providers being financially unable to pay the resulting claims. We have had only 54 claims through December 31, 2008 in the Mortgage Purchase Program out of over 100,000 conventional loans purchased since its inception in 2000. We funded all of these claims from the Lender Risk Account and none from Supplemental Mortgage Insurance providers. Because of this, we believe it is extremely unlikely that claims will rise to a significant level. Therefore, we believe we have a very small amount of credit exposure to both providers and that the downgrades will not affect the creditworthiness of the Mortgage Purchase Program.
Investments
Money Market Investments. Most money market investments are unsecured and therefore present credit risk exposure. Our Financial Management Policy permits us to invest in only highly rated counterparties. A credit event for an investment security could be triggered by its default or delayed payments of principal or interest, or from a security’s rating downgrade that results in a realized market value loss. We believe our conservative investment policies and practices result in a nominal amount of credit risk exposure in our investment portfolio.
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

80 of 184

We supplement the formulaic limits on credit exposure with internal credit underwriting analysis. We also monitor the creditworthiness of counterparties by reviewing market news and movements in stock prices and debt spreads. If we perceive credit risk has deteriorated or may deteriorate, we may immediately suspend new activity with individual counterparties and holding companies, put them on a Trading Room “watch list,” apply tighter maturity or dollar limits than permitted in the Financial Management Policy, liquidate securities holdings, and/or steer investment priorities away from the particular counterparties or market segments. The short-term nature of these investments and the negotiability of investment types generally enable us to quickly mitigate actual or perceived credit exposure problems. In 2008, in light of the financial crisis, we have suspended activity with or applied tighter maturity or dollar limits on a number of our unsecured credit counterparties.
The following table presents for the dates indicated the par amount of deposits held at the Federal Reserve and unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services.

(In millions)	December 31, 2008	December 31, 2007

Federal Reserve deposits	$19,906	$–
Aaa/AAA	–	–
Aa/AA	2,512	9,316
A	–	2,885
Baa/BBB	–	–

Total	$22,418	$12,201

In the fourth quarter, contrary to our historical practice of investing with private companies, we held most of our short-term investments as overnight deposits at the Federal Reserve Bank. This was a prudent action during the height of the financial crisis in that quarter, because we believe these deposits present no credit risk exposure.
Mortgage-Backed Securities. The Financial Management Policy also establishes credit risk guidelines for investing in mortgage-backed securities. Item 1’s “Investments” section outlines the most important guidelines and limits. Historically, almost all of our mortgage-backed securities have been GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. On December 31, 2008, we held six private-label mortgage-backed securities with an outstanding principal balance of $304 million. We have never held any asset-backed securities.
We have determined that all of the gross unrealized losses on our mortgage-backed securities as of year-end 2008 were temporary. They were the result primarily of illiquidity in the credit and mortgage markets, which has increased required market yields for private-label mortgage-backed securities, rather than an indication of a material deterioration in the creditworthiness of the underlying collateral. Therefore, as of December 31, 2008, we did not consider our investment securities to be other-than-temporarily impaired. It is probable we will be paid all amounts due according to the contractual terms of the individual securities. See also “Critical Accounting Policies and Estimates” and Note 7 of the Notes to Audited Financial Statements for more detailed information supporting this assessment.
We base our assessment that we have no other-than-temporary-impairment on the following general factors:
▪	We have the intent, and the ability, to hold our mortgage-backed securities to their final contractual maturities, which should result in full recovery of any unrealized losses.

▪	We believe the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees is remote.

▪	We believe our private-label mortgage-backed securities have strong credit quality characteristics and performance.

81 of 184

As indicated in Note 7 of the Notes to Audited Financial Statements, on December 31, 2008, our mortgage-backed securities issued by GSEs in the held-to-maturity securities portfolio had an estimated net unrealized gain totaling $301 million. On December 31, 2007, the same portfolio had an estimated net unrealized loss totaling $25 million, which included securities having gross unrealized losses totaling $88 million. The movement from a net fair value loss to a net fair value gain from year-end 2007 to year-end 2008 was due to lower mortgage rates at year-end 2008. The net gain position at year-end 2008 could be temporary. Based on the durations of our GSE securities, the fair values could change rapidly and by a large amount if interest rates increase.
We believe that the financial crisis and economic recession have had an insignificant impact on the estimated fair values of our GSE mortgage-backed securities. Most of these securities were issued by Fannie Mae or Freddie Mac. Credit safeguards for our GSE mortgage-backed securities consist of guarantees of payment of principal and interest. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs continue to receive the highest senior debt ratings available from the NRSROs, which are based in part on what some consider to be their now-explicit backing by the U.S. government. We believe these developments lower the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we are of the view that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.
Private-label mortgage-backed securities can have more credit risk than GSE and agency mortgage-backed securities. The issuers do not guarantee their principal and interest payments. However, we believe the private-label securities that we own have, and will continue to have, a minimal amount of credit risk. We base this assessment on the following factors:
▪	Each carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating.

▪	Each is collateralized primarily by first lien mortgages.

▪	Each has loan characteristics consistent with favorable expected credit performance.

▪	Each has a strong and seasoned credit performance experience.

▪	Each passes an analysis, based in part on projected cash flow analysis that considers various factors that affect credit risk exposure (even under stressful conditions for defaults), that the security will pay us all contractual amounts of principal and interest on a timely basis.

▪	Each continues to receive a triple-A rating.
The following tables present the fair value of our private-label mortgage-backed securities as a percent of unpaid principal balance:
(Dollars in millions)

	December 31, 2008
			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance

Prime fixed-rate residential (2003 securitization)	$263	$304	86.6%

	December 31, 2007
			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance

Prime fixed-rate residential (2003 securitization)	$343	$355	96.7%

82 of 184

As of December 31, 2008, our private-label mortgage-backed securities had an estimated net unrealized loss totaling $41 million, or 13 percent of the amortized cost (i.e., book value), with all of the six securities showing unrealized losses. On December 31, 2007, the same portfolio had an estimated unrealized loss totaling $12 million. The increase in unrealized loss was due primarily to illiquidity in the mortgage markets.
The available data on loan characteristics and performance of our private-label mortgage-backed securities indicate that they are comprised of high quality mortgages with limited actual credit risk exposure. For example, at December 31, 2008:
▪	only 2.3 percent of principal balances had FICO® scores below 650;

▪	the average original FICO® score was approximately 743;

▪	the loans were originated in 2003 or earlier, not in more recent years when the largest numbers of the mortgages with current and expected credit issues were issued;

▪	the average loan-to-value ratio was approximately 51 percent (with value computed at loan origination dates and loan amount computed at year-end 2008);

▪	90-day or more delinquencies were less than 0.09 percent (with five of the securities having no 90-day delinquencies), and 60 to 89-day delinquencies were 0.24 percent; and

▪	a de minimis amount of the loans backing the securities were in foreclosure or real-estate owned.
The following tables summarize the credit support of our private-label mortgage-backed securities:

December 31, 2008
	Original	Current		Weighted
	Weighted-	Weighted	Minimum	Average
	Average	Average	Current	Collateral
	Credit Support	Credit Support	Credit Support	Delinquency(1)

Private-label mortgage-backed securities	4.7%	6.7%	5.1%	0.33%

December 31, 2007
	Original	Current		Weighted
	Weighted-	Weighted	Minimum	Average
	Average	Average	Current	Collateral
	Credit Support	Credit Support	Credit Support	Delinquency(1)

Private-label mortgage-backed securities	4.7%	6.4%	4.9%	0.16%
(1)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
The average 6.7 percent credit support of our private-label mortgage-backed securities far exceeded the delinquency rates.
We have policies to monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional” and to limit the percentage of private-label mortgage-backed securities we are permitted to own that may have these kinds of collateral.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments, that it defaults, or that swaps are terminated before their maturity date, which could occur because of a failure of the counterparty or us. Any one of these events could result in us having to replace the derivative transaction with that from another counterparty on less favorable terms or could expose us to market risk during the time it takes to replace the transaction.
The gross amount of our credit risk exposure to a counterparty equals the positive net market value of all derivatives outstanding with the counterparty. Each counterparty’s total unsecured limit is based on criteria similar to those we use for money market investments. Each counterparty is required to deliver to us high quality collateral in a market value

83 of 184

amount equal to our net market value exposure to the counterparty that exceeds contractual threshold limits. Threshold amounts, which are uncollateralized, vary by the perceived riskiness of the counterparty based on its credit ratings. The residual amount of credit risk exposure is the estimated cost of replacing the derivatives if the counterparty defaults on payments due, net of the value of collateral we hold.
On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. (“LBSF”), with a total notional principal amount of $5.7 billion. Under the provisions of our master agreement, all of these swaps automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The terminations required us to pay LBSF a net fee of $189 million, which represented the swaps’ total estimated market value at the close of business on Friday, September 12. We paid LBSF $14 million to settle all of the transactions, comprised of the $189 million market value fee minus the value of collateral we had delivered previously and other interest and expenses. On Tuesday, September 16, we replaced these swaps with new swaps transacted with other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net fee of $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.
The $43 million difference between the market value fee we paid Lehman and the market value fee we received on the replacement swaps represented an economic gain to us based on changes in the interest rate environment between the termination date and the replacement date. Although the difference was a gain to us in this instance, because it represented exposure from terminating and replacing derivatives, it could have been a loss if the interest rate environment had been different. We will amortize the gain into earnings according to the swaps’ final maturities, most of which will occur by the end of 2012.
The table below presents, as of December 31, 2008, our gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.
(Dollars in millions)

			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	–	$–	$–	$–	$–
Aa/AA	7	12,458	4	–	4
A	8	15,349	50	(43)	7

Total	15	$27,807	$54	$(43)	$11

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
We had $54 million of gross credit exposure. After collateral exchanges, we had net unsecured credit exposure of $11 million. Because of the terms of our swap contracts and the collateralization process, which limits our credit risk exposure to threshold amounts, we continue to expect no credit losses from our derivative transactions.

84 of 184

The following table presents, as of December 31, 2008, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)	Credit		Net
	Rating	Notional	Unsecured
Counterparty	Category	Principal	Exposure

Barclays Bank PLC	Aa/AA	$4,425	$–
Morgan Stanley Capital Services	A	4,235	–
JPMorgan Chase Bank	Aa/AA	4,037	–
Merrill Lynch Capital Services, Inc.	A	2,811	–
All others (11 counterparties)	A to Aa/AA	12,299	11

Total		$27,807	$11

Although we cannot predict if we will realize credit or market risk losses from any of our counterparties, we have no reason to believe any of them will be unable to continue making timely interest payments or to more generally continue to satisfy the terms and conditions of their derivative contracts.
Liquidity Risk and Contractual Obligations
Liquidity Overview
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost efficient manner. Liquidity risk is the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing permanent liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in 2008, our share of participations in debt issuance totaled $943.0 billion of Discount Notes and $31.6 billion of Consolidated Bonds (excluding Bonds we received from transfers of other FHLBanks).
We are exposed to two types of liquidity risk, for which Finance Agency Regulations and our Financial Management Policy require us to hold ample liquidity:
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
We actively monitor our liquidity measures. Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In all of 2008, as in 2007, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations.
During the financial crisis in 2008 and to date in 2009, we believe our liquidity position has remained strong and our overall ability to fund our operations has remained sufficient. The System’s triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets. In 2008 we, along with other FHLBanks, reduced our issuance of long-term debt compared to recent years while also taking prudent actions to boost our liquidity, including addressing Finance Agency guidance to target as many as 15 days of liquidity under certain scenarios. This strategy has included decreasing term money market investments, maintaining the majority of our liquidity in overnight maturities, and lengthening the maturities of our Discount Notes. However, at various times in 2008 the System had a reduced ability to issue long-term noncallable debt Obligations at acceptable rates. The System continued to be able to issue shorter-term Discount Notes and callable Bonds in adequate amounts and at cost effective rates to maintain sufficient liquidity and funding for our operations.

85 of 184

In 2008, we substantially increased our reliance on short-term Discount Note funding which has continued in 2009. We believe that we managed appropriately the incremental liquidity risk presented by this development and that the possibility that the System would be unable to continue issuing Discount Notes for any extended period is remote. However, we cannot provide any assurance as to the ability to continue issuing Consolidated Obligations, or the rates we may have to pay to issue them, if the financial crisis and/or recession become more severe, or if other potential risk events occur that harm other GSEs, including other FHLBanks. For further discussion, see Item 1A’s “Risk Factors.”
Contingency Liquidity Requirement
To meet the contingency liquidity requirement, we must hold sources of liquidity to meet obligations in the event our access to the capital markets is impeded for seven business days. The liquidity obligations include maturing net liabilities in the next seven business days, assets traded not yet settled, Advance commitments outstanding, Advances maturing in the next seven business days, and a three percent hypothetical increase in Advances. Sources of liquidity for this requirement include, among others, cash, overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available-for-sale negotiable securities, and 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities. The following table presents the components of the contingency liquidity requirement at December 31, 2008 and 2007.

	2008	2007

Total Contingency Liquidity Reserves	$34,566	$29,274
Total Requirement (obligations)	(15,125)	(19,661)

Excess Contingency Liquidity Available	$19,441	$9,613

Although the excess amount of contingent liquidity per this measure was lower at times in 2008 than at year-end, it always was positive. This means that, based on the measure, we continued to hold an adequate amount of liquidity reserves to protect against impaired access to the debt markets for at least seven business days.
Deposit Reserve Requirement
To support our member deposits, we are required to meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement on December 31, 2008 and 2007.

	2008	2007

Total Eligible Deposit Reserves	$66,733	$58,217
Total Member Deposits	(1,193)	(1,046)

Excess Deposit Reserves	$65,540	$57,171

Investment Liquidity Requirement
Our liquidity guidelines require us to maintain a daily liquidity level in an amount not less than the sum of:
▪	20 percent of the sum of our daily average demand and overnight deposits and other overnight borrowings, plus

▪	10 percent of the sum of our daily average term deposits, Consolidated Obligations, and other borrowings that mature within one year.
Assets eligible for meeting these liquidity requirements include cash and certain overnight and term investments. The following table shows the components of this requirement on December 31.

Daily Liquidity Requirement (In millions)	2008	2007

Total Eligible Investments	$31,670	$12,545
Total Reserve Requirement	(7,166)	(6,630)

Excess Daily Liquidity Reserves	$24,504	$5,915

86 of 184

The amount of excess liquidity reserves increased in 2008, for two reasons. We increased our money market investments held in overnight funds (as described in the next paragraph). We also, in March 2008, added as an eligible investment 75 percent of the market value of held-to-maturity mortgage-backed securities that are generally accepted as collateral in the repurchase agreement market.
Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of December 31, 2008. The allocation according to their expiration terms or payment due dates was not materially different from that of year-end 2007. As discussed elsewhere in this filing, we believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$17,162	$10,588	$6,970	$7,494	$42,214
Mandatorily redeemable capital stock	–	15	96	–	111
Other long-term obligations (term deposits) – par	90	4	–	–	94
Pension and other postretirement benefit obligations	1	3	3	14	21
Capital lease obligations	–	–	–	–	–
Operating leases (include premises and equipment)	1	2	2	–	5

Total Contractual Obligations before off-balance sheet items	17,254	10,612	7,071	7,508	42,445

Off-balance sheet items (1)
Commitments to fund additional Advances	5	–	–	–	5
Standby Letters of Credit	7,752	58	29	78	7,917
Standby bond purchase agreements	55	157	201	–	413
Commitments to fund mortgage loans	917	–	–	–	917
Consolidated Obligations traded, not yet settled	25	200	–	–	225
Other purchase obligations	–	–	–	–	–
Unused line of credits and other commitments (2)	–	–	–	–	–

Total off-balance sheet items	8,754	415	230	78	9,477

Total Contractual Obligations and off-balance sheet items	$26,008	$11,027	$7,301	$7,586	$51,922

(1)	Represents notional amount of off-balance sheet obligations.

(2)	In September 2008, all 12 FHLBank’s entered into an agreement with the United States Department of Treasury to establish a GSE secured lending credit facility. The facility is designed to serve as a contingent source of liquidity for the housing GSEs. The agreement terminates on December 31, 2009. The FHLBank does not currently expect to access funding under the facility.
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
We believe there were no material developments regarding our operational risk in 2008.
Internal Department Procedures and Controls
Each of our departments maintains and regularly reviews and enhances as needed a system of internal procedures and controls, including those that address proper segregation of duties. Each system prevents any one individual from processing the entirety of a transaction that affect member accounts, correspondent FHLBank accounts and third party servicers providing support to us. We review daily and periodic transaction activity reports in a timely manner to detect erroneous or fraudulent activity. Procedures and controls also are assessed on an enterprise-wide basis,

87 of 184

independently from the business unit departments. We also are in compliance with Sarbanes-Oxley Sections 302 and 404, which focus on the control environment over financial reporting.
Information Systems
We have a committee of the Board of Directors that has oversight responsibility for the timely and effective introduction, application, and support of appropriate automated facilities in concert with our business objectives. A related management committee reports to the Board Committee, approves long-range information technology initiatives and annual disaster recovery test plans, and periodically reviews data security standards and safeguards.
We employ a systems development life cycle and test methodology for all significant software changes, new applications, system upgrades and disaster recovery tests. This testing and validation is designed to ensure continuity of business processing. The methodology includes documented test plans, cases and evaluations.
Disaster Recovery Provisions
We have a Business Resumption Contingency Plan that provides us with the ability to maintain operations in various scenarios of business disruption. A committee of staff reviews and updates this plan periodically to ensure that it serves our changing operational needs and that of our members. We have an off-site facility in a suburb of Cincinnati, Ohio, which is tested at least annually. We also have a back-up agreement in place with the FHLBank of Indianapolis in the event that both of our Cincinnati facilities are inoperable.
Insurance Coverage
We have insurance coverage for employee fraud, forgery and wrongdoing, as well as Directors’ and Officers’ liability coverage that provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability.
Human Resources Policies and Procedures
The risks associated with our Human Resources function are categorized as either Employment Practices Risk or Human Capital Risk. Employment Practices Risk is the potential failure to properly administer our policies regarding employment practices and compensation and benefit programs for eligible staff and retirees, and the potential failure to observe and properly comply with federal, state and municipal laws and regulations. Human Capital Risk is the potential inability to attract and retain appropriate levels of qualified human resources to maintain efficient operations.
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

88 of 184

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Introduction
The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported periods. Although management believes its judgments, estimates, and assumptions are reasonable, actual results may differ.
We have identified five critical accounting policies that require management to make subjective or complex judgments about inherently uncertain matters. Our financial condition and results of operations could be materially affected under different conditions or different assumptions related to these accounting policies.
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
We plan our use of derivatives to maximize the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments. Accordingly, we are permitted to designate most of our derivative transactions so that they receive shortcut or long-haul fair value hedge accounting. The result is that there has been moderate earnings volatility from hedging market risk with derivatives, although this volatility did increase in 2008 as a result of the atypical market conditions.
In accordance with Finance Agency Regulations, we have executed all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2008 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We have not engaged in any macro hedging of market risk or credit risk using derivatives. We have not executed any indexed principal swaps, futures, caps, collars and floors, except to the extent they have been embedded in interest rate swaps that hedge assets or liabilities with identical options.
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

89 of 184

surrounding the shortcut method, as of the end of 2007, the only newly traded derivatives that we generally will account for under shortcut treatment are swaps that hedge standard Putable Advances.
In order to determine if a derivative can receive long-haul accounting, we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged in the related hedged instrument. To do this, each month we perform effectiveness testing using a consistently applied standard statistical methodology, regression analysis, that measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass pre-defined critical values to enable us to conclude that the fair values of the derivative transaction have a close correlation and strong relationship with the fair values of the hedged instrument. If this conclusion is reached, the derivative transaction is said to pass effectiveness testing and long-haul accounting is permitted. If these measures are outside any of the tolerances, effectiveness testing fails. This means the hedge no longer qualifies for hedge accounting and we must record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument. Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test will be infrequent in most market conditions. This has been the case historically.
Each month, we compute estimated fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2008, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of extremely stressed interest rate environments would be in a relatively moderate range of between negative $10 million and positive $15 million. This is because, as noted previously, each derivative/hedged instrument transaction has very closely related, or exactly matched, characteristics such as notional amount, final maturity, options, interest payment frequencies, reset dates, etc. Fair value differences that have actually occurred have historically resulted in relatively moderate earnings volatility. These differences are primarily because 1) our interest rate swaps have an adjustable-rate LIBOR leg (which is referenced to 1- or 3-month LIBOR), whereas the hedged instruments do not, and 2) option values of the swaps versus hedged instruments may have different changes in values.
An important element of effectiveness testing is the duration of the derivative and the hedged instrument. The effective duration is affected primarily by the final maturity and any option characteristics. In general, the shorter the effective duration the more likely it is that effectiveness testing will fail. This is because, given a relatively short duration, the LIBOR leg of the swap is a relatively important component (i.e., very small dollar changes may result in relatively large statistical movements) of the monthly change in the derivative’s fair value, and there is no offsetting LIBOR leg on the hedged instrument.
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

90 of 184

We typically pay more than the principal balance when the interest rate on a purchased mortgage is greater than the prevailing market rate for similar mortgages. The net purchase premium is amortized as a reduction in the mortgage’s book yield. Similarly, if we pay less than the principal balance, the net discount is accreted in the same manner as the premium, resulting in an increase in the mortgage’s book yield. We have purchased most of the loans in the Mortgage Purchase Program at premiums. Mortgage-backed securities have been purchased at net discounts, and we have tended to purchase them at prices close to par. The latter reduces SFAS 91 volatility for these securities compared to purchased mortgage loans. At the end of 2008, the Mortgage Purchase Program had a net premium balance of $51 million and mortgage-backed securities had a net discount balance of $28 million, resulting in a total mortgage net premium balance of $23 million.
We update the constant effective yield method monthly using actual historical and projected principal cash flows. Prepayment speeds are normally affected most by changes in interest rates. When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the mortgages’ book yields on premium balances and an increase in book yields on discount balances. The opposite effect tends to occur when interest rates rise. When interest rates are volatile, there can be substantial fluctuation in the accounting recognition of premiums and discounts.
Our mortgages under the Mortgage Purchase Program are stratified for SFAS 91 amortization purposes into multiple portfolios according to common characteristics such as coupon interest rate, final original maturity (mostly 15, 20, and 30 years), loan age, and type of mortgage (i.e., conventional and FHA). We compute SFAS 91 for each mortgage-backed security separately. Projected prepayment speeds are derived using a nationally recognized, market-tested third party prepayment model. They are computed based on a single interest rate scenario of implied forward interest rates for LIBOR and residential mortgages computed from the daily average market interest rate environment from the previous month. Implied forward interest rates are used because they underlie many market practices, both from a theoretical and operating perspective. We regularly test the reasonableness and accuracy of the prepayment model by comparing its projections to actual prepayment results experienced over time and to dealer prepayment indications.
As projections of future prepayment speeds change and as actual prepayments received in the prior month differ from what we had projected for the prior month, our amortization/accretion is adjusted accordingly. The immediate adjustment and the schedules for future amortization/accretion are based on applying the new constant effective yield as if it had been in effect since the purchase of the assets. When actual and/or projected prepayments are higher than previously estimated, amortization/accretion normally accelerates. When actual and/or projected prepayments are lower than previously estimated, amortization/accretion normally decelerates. In general, reductions in interest rates are expected to result in a larger acceleration of amortization/accretion for mortgage assets, compared to the deceleration effect of higher interest rates on future months’ amortization/accretion. See Note 1 of the Notes to Financial Statements for additional information.
It is difficult to calculate how much amortization/accretion is likely to change over time. Exact trends depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization/accretion also depend on 1) the accuracy of prepayment projections compared to actual realized prepayments and 2) term structure models used to simulate possible future evolution of various interest rates. The prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and the response of prepayments to these conditions even if they were able to be known. The term structure models depend heavily on theories and assumptions related to future interest rates and interest rate volatility. We strive to maintain a consistency in our use of prepayment and term structure models, although we do from time to time enhance these models based on developments in theories, technologies, best practices, and market conditions.

91 of 184

We regularly perform analyses that test the sensitivity of SFAS 91 recognition for our mortgage assets to changes in estimated prepayment speeds. The following table shows, as of year-end 2008, the estimated adjustments to the immediate recognition of premium amortization/discount accretion for various interest rate shocks.

(In millions)	-200	-100	-50	Base	+50	+100	+200

	$(8.9)	$(8.0)	$(6.0)	$(3.2)	$4.9	$13.1	$17.0
Provision for Credit Losses
We evaluate Advances and the Mortgage Purchase Program monthly to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios. For the reasons discussed below, no reserve for credit losses has been deemed necessary for either Advances or the Mortgage Purchase Program.
Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, as well as risk of loss to the extent such losses are not recoverable by the related collateral pledged. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2008, we had rights to collateral (either loans or securities), on a member-by-member basis, with an estimated fair value in excess of outstanding Advances. At the end of 2008 the aggregate estimated value of this collateral was $157.7 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member’s pledged collateral would be available as necessary to cover any of that member’s credit obligations to the FHLBank.
Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members’ prior repayment history (i.e., we have never recorded a loss from an Advance), we have deemed to date that no allowance for losses has been necessary. See Notes 1 and 8 of the Notes to Financial Statements for additional information.
Mortgage Loans Acquired Under the Mortgage Purchase Program
We analyze loans in the Mortgage Purchase Program on at least a quarterly basis by 1) estimating the credit losses inherent in the portfolio and comparing these to credit enhancements, including the recoverability of insurance, and 2) establishing general or real estate owned specific reserves based on the results. We apply a consistent methodology to determine our estimates. We believe we have adequate policies and procedures to effectively manage credit risk in the Mortgage Purchase Program.
We may acquire both FHA and conventional fixed-rate mortgage loans under the Mortgage Purchase Program. FHA mortgage loans are U.S. government insured and, therefore, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans from several sources, in order of priority:
▪	having the related real estate as collateral, which effectively includes the borrower’s equity,

▪	by credit enhancements including 1) primary mortgage insurance, if applicable, 2) the member’s Lender Risk Account, and 3) Supplemental Mortgage Insurance applied on a loan by loan basis.
For conventional loans, primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65 and 80 percent, based upon the original appraisal. Once the borrower’s equity and primary insurance are exhausted, the Lender Risk Account provides credit loss coverage for pools of conventional loans until it is exhausted. After the Lender Risk Account is exhausted, the Supplemental Mortgage Insurance protects against credit losses down to a loan-to-value ratio of approximately 50 percent (subject, in certain cases, to an

92 of 184

aggregate stop-loss provision in the Supplemental Mortgage Insurance policy). We would assume any credit exposure if the severity of losses were to exceed the supplemental coverage.
The key estimates and assumptions that affect our loan loss reserve analysis generally include: specific delinquent conventional loans outstanding under the Program; evaluations of the overall delinquent loan portfolio through the use of trend analysis reviews; loss severity trends; historical default experience; collateral valuation; expected proceeds from credit enhancements; comparisons to industry reported data; and current economic trends and conditions. In addition, we perform a review of the observable data used in the estimates to ensure it is representative of prevailing economic conditions or other events existing.
These estimates require significant judgments, especially considering the current unprecedented deterioration in the national housing market, the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity increasingly imprecise. Other parties could arrive at different conclusions as to the likelihood of various default and severity outcomes.
The review of credit enhancements (in addition to any private mortgage insurance) includes the Lender Risk Account and Supplemental Mortgage Insurance policy, as well as outstanding claims against such coverage. The conventional loans are associated with specific Master Commitment Contracts and their related Lender Risk Accounts and are considered in such groups when we evaluate credit quality.
Supplemental Mortgage Insurance coverage, if applicable, is applied on a loan-by-loan basis. Two key factors contribute to the possibility of exceeding the coverage: first, the severity of the loss and, secondly, since 2005, the total losses within a particular Master Commitment Contract. Since the first half of 2005, SMI policies for Master Commitment Contracts issued in amounts greater than $35 million have had a stop-loss feature that limits the total dollar amount of coverage provided by the insurer on each Master Commitment Contract. Beginning in May 2008, policies for all Master Commitment Contracts include a stop-loss feature. The stop-loss is equal to the total initial principal balance of loans under the Master Commitment Contract multiplied by the stop-loss percentage and represents the maximum aggregate amount payable by the Supplemental Mortgage Insurance provider under the policy for that pool. The stop-loss is established at a level that permits the affected loan pools to attain an investment-grade double A implied credit rating at the time a Master Commitment Contract is closed.
Based on our analysis, as of December 31, 2008, we determined that no provision for credit losses was required for our conventional mortgage loans in the Mortgage Purchase Program. If we were to experience losses in excess of the estimated liquidation value of collateral held, primary mortgage insurance and the credit enhancements, we would recognize these losses for financial reporting purposes.
Other-Than-Temporary Impairment Analysis for Investment Securities
Due to the decline in value of residential U.S. real estate and difficult conditions in the credit and mortgage markets, we closely monitor the performance of our private-label mortgage-backed securities portfolio on at least a quarterly basis, or sooner if a loss-triggering event occurs, to evaluate our exposure to the risk of loss of principal or interest on these investments. To determine whether a loss is other-than-temporary we apply SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, as amended. The other-than-temporary impairment analysis considers all available evidence and requires management to make a number of significant judgments, estimates, and assumptions.
An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we consider if it is probable that the security will suffer a contractual principal loss or interest shortfall. Our analysis of each security comprises quantitative and qualitative factors as described in Notes 6 and 7 of the Notes to Financial Statements. As part of this evaluation, we also consider our intent and ability to hold each security until maturity or for a sufficient period of time to allow the recovery of any unrealized losses. This requires consideration of market conditions and projections of future results.
If we identify individual securities believed to be at risk for other-than-temporary impairment, we evaluate them further by estimating projected cash flows based on the structure of the security and certain assumptions, such as delinquency, default rates, loss severity, and voluntary prepayment rates, to determine whether we expect to receive the contractual cash flows. These estimates of projected cash flows require significant judgments, estimates and

93 of 184

assumptions, especially considering the unprecedented deterioration in the national housing market, the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity imprecise. Other parties could arrive at different conclusions as to the likelihood of various default and severity outcomes throughout the life of a security.
In addition to the analysis described above, we also perform stress tests of key variable assumptions of projected cash flows, such as loss severities, conditional default rates and voluntary prepayment rates, to assess potential exposure to changes in assumptions. A credit risk model is used to project any expected losses associated with the underlying loan’s collateral and to model the resultant lifetime cash flows through the deal structures underlying the securities. Under each of our stress-test scenarios applied to this portfolio, no shortfall of principal or interest is expected.
The scenarios and associated results of our stress testing do not represent our current expectations for performance in the private-label mortgage-backed securities portfolio, but rather are an indicative measure if assumptions used in our assessment were to deteriorate significantly.
If we were to determine that an other-than-temporary impairment existed, the security would be written down to current market value with the respective loss recognized in non-interest income. The recognized loss would include the estimated shortfall in principal and interest, as well as any interest rate or illiquidity impact included in a security’s market value at the time. As of December 31, 2008, we did not consider any of our investment securities to be other-than-temporarily impaired.
Fair Values
Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions, which may be reflected in the Statements of Condition or related Notes to the Financial Statements at fair value. We carry investments classified as available-for-sale and trading, and all derivatives, on the Statements of Condition at fair value.
SFAS No. 157, Fair Value Measurements (SFAS 157) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statements of Condition. SFAS 157 defines “fair value” as the price – the “exit price” – that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.
We base our fair value amounts on actual quoted market prices in active markets for identical assets or liabilities, if available, or indicative market-based prices. Our investments currently do not have available quoted market prices. Therefore, we determine fair values based on 1) our valuation models or 2) dealer indications, which may be based on the dealers’ own valuation models and/or prices of similar instruments.
Valuation models and their underlying assumptions are based on the best estimates of management with respect to discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions or changes in the models and assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.
We have control processes designed to ensure that fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches and assumptions are reasonable and consistently applied. Where applicable, valuations are also compared to alternative external market data (e.g., quoted market prices, broker or dealer indications, pricing services and comparative analyses to similar instruments). For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 18 of the Notes to Financial Statements.
We categorize each of our financial instruments carried at fair value into one of three levels in accordance with SFAS 157. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources

94 of 184

(Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level of valuation hierarchy.
     (Dollars in millions)

	At December 31, 2008
	Assets				Liabilities
		Available-
	Trading	for-sale	Derivative		Derivative
	Securities	Securities	Assets(1)	Total	Liabilities(1)
Level 1	–%	–%	–%	–%	–%
Level 2	100	100	100	100	100
Level 3	–	–	–	–	–

Total	100%	100%	100%	100%	100%

Total GAAP Fair Value	$3	$2,512	$17	$2,532	$286

(1)	Based on total fair value of derivative assets and liabilities after effect of counterparty netting and cash collateral netting.
RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS
See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

95 of 184

OTHER FINANCIAL INFORMATION
Income Statements
Summary income statements for each quarter within the two years ended December 31, 2008 are provided in the tables below.

	2008
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$925	$764	$772	$728	$3,189
Interest expense	845	668	680	632	2,825

Net interest income	80	96	92	96	364

Provision for credit loss	–	–	–	–	–
Non-interest income (loss)	(1)	4	12	(6)	9
Non-interest expense	30	35	38	34	137

Net income	$49	$65	$66	$56	$236

	2007
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$1,055	$1,078	$1,124	$1,091	$4,348
Interest expense	956	971	1,016	984	3,927

Net interest income	99	107	108	107	421

Provision for credit loss	–	–	–	–	–
Non-interest income (loss)	–	1	(3)	(4)	(6)
Non-interest expense	35	37	37	37	146

Net income	$64	$71	$68	$66	$269

Investment Securities
Data on investment securities for the years ended December 31, 2008, 2007 and 2006 are provided in the tables below.

Held-to-maturity securities (book value)
(In millions)	2008	2007	2006

Certificates of deposit and bank notes	$–	$2,065	$6,530
Government-sponsored enterprises	26	26	25
States and political subdivisions	12	17	24
Mortgage-backed securities:
Other U.S. obligations	9	16	27
Government-sponsored enterprises	12,553	11,759	11,607
Other	304	355	416

Total mortgage-backed securities	12,866	12,130	12,050

Total held-to-maturity securities	$12,904	$14,238	$18,629

96 of 184

As of December 31, 2008, held-to-maturity securities had the following maturity and yield characteristics.

(Dollars in millions)	Book Value	Yield
Government-sponsored enterprises
Due in one year or less	$26	2.77%

	$26	2.77

States and political subdivisions
After ten years	$12	4.53

	$12	4.53

Mortgage-backed securities*
After one but within five years	$11	5.66
After five but within ten years	3,122	4.31
After ten years	9,733	6.20

	$12,866	5.75

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

Available-for-sale securities (book value)
(In millions)	2008	2007	2006

Certificates of deposit and bank notes	$2,512	$–	$1,188

Total available-for-sale securities	$2,512	$–	$1,188

As of December 31, 2008, available-for-sale securities had the following maturity and yield characteristics.

(Dollars in millions)	Book Value	Yield
Certificates of deposit and bank notes
Due in one year or less	$2,512	0.68%

Trading securities (book value)
(In millions)	2008	2007	2006

Mortgage-backed securities:
U.S. agency obligations – guaranteed	$3	$4	$5

Total trading securities	$3	$4	$5

As of December 31, 2008, trading securities had the following maturity and yield characteristics.

(Dollars in millions)	Book Value	Yield

Mortgage-backed securities – Other U.S. obligations*
After ten years	$3	5.43%

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

97 of 184

As shown in the table below, as of December 31, 2008, the FHLBank held securities of the following issuers, excluding certificates of deposit, with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises and government agencies. All other issuers are combined in the table below.

(In millions)	Total	Total
Name of Issuer	Book Value	Fair Value

Freddie Mac	$6,664	$6,820
Fannie Mae	5,915	6,059
Bank of America	200	200
Government National Mortgage Association	12	12
Certificates of deposit (6 issuers)	2,312	2,312
All other investments (7 issuers)	316	275

Total investments	$15,419	$15,678

Loan Portfolio Analysis
The FHLBank’s outstanding loans, nonperforming loans and loans 90 days or more past due and accruing interest for the five years ended December 31, 2008 were as follows:

(In millions)	2008	2007	2006	2005	2004

Domestic:
Advances	$53,916	$53,310	$41,956	$40,262	$41,301

Real estate mortgages	$8,632	$8,928	$8,461	$8,418	$8,371

Nonperforming real estate mortgages	$–	$–	$–	$–	$–

Real estate mortgages past due 90 days or more and still accruing interest (1)	$48	$34	$51	$49	$36

Interest contractually due during the year	$437	$467	$430	$428	$405
Interest actually received during the year	(437)	(467)	(430)	(428)	(405)

Shortfall	$–	$–	$–	$–	$–

(1)	Government loans (e.g., FHA) continue to accrue after 90 days or more delinquent, as do all loans purchased where the FHLBank’s agreements with the PFIs include monthly settlement on a schedule/scheduled basis and are therefore considered well secured and in the process of collection. Schedule/scheduled means that the PFI is obligated to remit the contractual mortgage payments on loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagee. In 2007, the FHLBank began offering loans with monthly settlement on an actual/actual basis which also continue to accrue after 90 days or more delinquent if they are considered well secured and in the process of collection. There were no net (charge-offs) recoveries to average loans outstanding for the five years ended December 31, 2008.

98 of 184

Other Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2008, 2007 and 2006:

(Dollars in millions)	2008	2007	2006

Federal funds purchased
Outstanding at year end	$–	$–	$–
Weighted average rate at year end	–%	–%	–%
Daily average outstanding for the year	$1	$–	$2
Weighted average rate for the year (1)	1.59%	–%	5.33%
Highest outstanding at any month end	$–	$–	$–

Securities under repurchase agreements
Outstanding at year end	$–	$–	$–
Weighted average rate at year end	–%	–%	–%
Daily average outstanding for the year	$–	$–	$–
Weighted average rate for the year (1)	2.19%	–%	–%
Highest outstanding at any month end	$–	$–	$–

Other FHLBanks
Outstanding at year end	$–	$–	$–
Weighted average rate at year end	–%	–%	–%
Daily average outstanding for the year	$–	$–	$1
Weighted average rate for the year (1)	–%	–%	4.87%
Highest outstanding at any month end	$–	$–	$–

Consolidated Discount Notes
Outstanding at year end	$49,336	$35,437	$21,947
Weighted average rate at year end	0.79%	4.20%	5.22%
Daily average outstanding for the year	$40,356	$24,763	$18,867
Weighted average rate for the year (1)	2.35%	4.99%	4.90%
Highest outstanding at any month end	$49,336	$35,437	$21,947

(1)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.
Term Deposits
At December 31, 2008, term deposits in denominations of $100,000 or more totaled $94,050,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

		Over 3	Over 6	Over 12
		months but	months but	months but
	3 months	within 6	within 12	within 24
By remaining maturity at December 31, 2008	or less	months	months	months	Total

(In millions)
Time certificates of deposit
($1 or more)	$53	$25	$12	$4	$94

Ratios

	2008	2007	2006

Net income to average assets	0.25%	0.32%	0.32%
Return on equity	5.73	6.87	6.70
Total average equity to average assets	4.37	4.63	4.76

99 of 184

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures About Risk Management” caption at Part II, Item 7, of this filing.

100 of 184

[This Page Intentionally Left Blank]

101 of 184

Item 8. Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Cincinnati:
In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the “FHLBank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Cincinnati, OH
March 18, 2009

102 of 184

FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2008	2007
ASSETS
Cash and due from banks (Note 3)	$2,867	$52,606
Interest-bearing deposits	19,906,234	98
Securities purchased under agreements to resell (Note 4)	–	300,000
Federal funds sold	–	10,136,000
Trading securities (Note 5)	2,985	3,587
Available-for-sale securities (Note 6)	2,511,630	–
Held-to-maturity securities includes $0 and $0 pledged as collateral in 2008 and 2007 that may be repledged (a) (Note 7)	12,904,200	14,238,492
Advances (Note 8)	53,915,972	53,309,664
Mortgage loans held for portfolio, net (Note 9)	8,631,873	8,927,950
Accrued interest receivable	275,560	305,192
Premises, software, and equipment	9,611	8,763
Derivative assets (Note 10)	17,310	28,182
Other assets	27,827	24,928

TOTAL ASSETS	$98,206,069	$87,335,462

LIABILITIES
Deposits (Note 11):
Interest bearing	$1,192,593	$1,045,860
Non-interest bearing	868	365

Total deposits	1,193,461	1,046,225

Consolidated Obligations, net (Note 12):
Discount Notes	49,335,739	35,437,545
Bonds	42,392,785	46,178,651

Total Consolidated Obligations, net	91,728,524	81,616,196

Mandatorily redeemable capital stock (Note 15)	110,909	117,624
Accrued interest payable	394,346	430,827
Affordable Housing Program (Note 13)	102,615	103,374
Payable to REFCORP (Note 14)	14,054	16,539
Derivative liabilities (Note 10)	286,476	161,806
Other liabilities	93,815	88,285

Total liabilities	93,924,200	83,580,876

Commitments and contingencies (Note 19)

CAPITAL (Note 15)
Capital stock: Class B putable ($100 par value); 39,617 and 34,734 shares issued and outstanding in 2008 and 2007	3,961,698	3,473,361
Retained earnings	326,446	286,428
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities (Note 6)	(458)	–
Pension and postretirement plans (Note 16)	(5,817)	(5,203)

Total capital	4,281,869	3,754,586

TOTAL LIABILITIES AND CAPITAL	$98,206,069	$87,335,462

(a)	Fair values: $13,163,337 and $14,201,737 at December 31, 2008 and 2007.
The accompanying notes are an integral part of these financial statements.

103 of 184

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

INTEREST INCOME
Advances	$1,893,346	$2,589,246	$2,290,444
Prepayment fees on Advances, net	2,018	2,631	5,841
Interest-bearing deposits	14,910	1,683	2,136
Securities purchased under agreements to resell	13,898	36,984	54,332
Federal funds sold	145,375	308,999	309,483
Trading securities	176	234	262
Available-for-sale securities	1,163	35,690	59,619
Held-to-maturity securities	681,531	905,174	780,104
Mortgage loans held for portfolio	436,769	467,298	430,416
Loans to other FHLBanks	316	334	465

Total interest income	3,189,502	4,348,273	3,933,102

INTEREST EXPENSE
Consolidated Obligations – Discount Notes	947,035	1,234,743	924,690
Consolidated Obligations – Bonds	1,844,405	2,631,881	2,566,112
Deposits	25,718	51,236	42,562
Loans from other FHLBanks	–	–	20
Mandatorily redeemable capital stock	8,192	9,115	13,162
Other borrowings	26	–	120

Total interest expense	2,825,376	3,926,975	3,546,666

NET INTEREST INCOME	364,126	421,298	386,436

OTHER INCOME (LOSS)
Service fees	1,237	1,280	1,268
Net (loss) gain on trading securities	(63)	(25)	17
Net gain (loss) on derivatives and hedging activities	1,520	(11,907)	1,929
Other, net	6,053	4,528	2,467

Total other income (loss)	8,747	(6,124)	5,681

OTHER EXPENSE
Compensation and benefits	25,764	25,481	24,783
Other operating	13,351	12,968	11,655
Finance Agency	3,112	2,843	2,920
Office of Finance	2,573	2,923	2,115
Other	5,481	4,435	4,690

Total other expense	50,281	48,650	46,163

INCOME BEFORE ASSESSMENTS	322,592	366,524	345,954

Affordable Housing Program	27,170	30,850	29,584
REFCORP	59,084	67,135	63,274

Total assessments	86,254	97,985	92,858

NET INCOME	$236,338	$268,539	$253,096

The accompanying notes are an integral part of these financial statements.

104 of 184

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2005	35,035	$3,503,481	$207,785	$(2,204)	$3,709,062
Proceeds from sale of capital stock	382	38,258			38,258
Net reclassified to mandatorily redeemable capital stock	(928)	(92,764)			(92,764)
Comprehensive income:
Net income			253,096		253,096
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(2,413)	(2,413)
Pension and postretirement plans				44	44

Total other comprehensive income				(2,369)	(2,369)

Total comprehensive income					250,727

Adjustment to initially apply SFAS 158				(1,752)	(1,752)
Dividends on capital stock:
Cash			(167)		(167)
Stock	2,087	208,670	(205,185)		3,485

BALANCE, DECEMBER 31, 2006	36,576	3,657,645	255,529	(6,325)	3,906,849
Proceeds from sale of capital stock	3,568	356,769			356,769
Net reclassified to mandatorily redeemable capital stock	(5,410)	(541,053)			(541,053)
Comprehensive income:
Net income			268,539		268,539
Other comprehensive income:
Net unrealized losses on available-for-sale securities				531	531
Pension and postretirement plans				591	591

Total other comprehensive income				1,122	1,122

Total comprehensive income					269,661

Dividends on capital stock:
Cash			(237,640)		(237,640)

BALANCE, DECEMBER 31, 2007	34,734	3,473,361	286,428	(5,203)	3,754,586
Proceeds from sale of capital stock	3,746	374,572			374,572
Net reclassified to mandatorily redeemable capital stock	(337)	(33,725)			(33,725)
Comprehensive income:
Net income			236,338		236,338
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(458)	(458)
Pension and postretirement plans				(614)	(614)

Total other comprehensive income				(1,072)	(1,072)

Total comprehensive income					235,266

Dividends on capital stock:
Cash			(48,689)		(48,689)
Stock	1,474	147,490	(147,631)		(141)

BALANCE, DECEMBER 31, 2008	39,617	$3,961,698	$326,446	$(6,275)	$4,281,869

*	Putable (Note 15)
The accompanying notes are an integral part of these financial statements.

105 of 184

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:

Net income	$236,338	$268,539	$253,096

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	26,425	41,811	(36,058)
Change in net fair value adjustment on derivative and hedging activities	(133,922)	56,043	(75,630)
Net change in fair value adjustments on trading securities	63	25	(17)
Other adjustments	5,164	(11)	13,130
Net change in:
Accrued interest receivable	30,190	(5,284)	(61,930)
Other assets	396	(3,530)	(1,936)
Accrued interest payable	(36,520)	(128,485)	122,377
Other liabilities	4,716	18,931	18,726

Total adjustments	(103,488)	(20,500)	(21,338)

Net cash provided by operating activities	132,850	248,039	231,758

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	(20,490,246)	(182,238)	100,604
Securities purchased under agreements to resell	300,000	850,000	(150,000)
Federal funds sold	10,136,000	(494,300)	(2,153,800)
Premises, software, and equipment	(3,571)	(2,700)	(2,369)

Trading securities:
Proceeds	539	990	1,602

Available-for-sale securities:
Net (increase) decrease in short-term	(2,512,257)	1,224,672	20,027
Proceeds from long-term	28,755	–	–
Purchases of long-term	(28,755)	–	–

Held-to-maturity securities:
Net decrease (increase) in short-term	2,064,712	4,464,046	(357,521)
Proceeds from long-term	2,127,676	2,088,521	2,142,008
Purchases of long-term	(2,843,871)	(2,527,944)	(1,575,562)
The accompanying notes are an integral part of these financial statements.

106 of 184

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2008	2007	2006

Advances:
Proceeds	$1,576,271,832	$1,732,023,103	$1,974,813,063
Made	(1,576,116,179)	(1,743,032,593)	(1,976,598,421)

Mortgage loans held for portfolio:
Principal collected	1,298,486	1,027,343	1,105,720
Purchases	(1,038,392)	(1,505,230)	(1,164,375)

Net cash used in investing activities	(10,805,271)	(6,066,330)	(3,819,024)

FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	182,537	126,691	16,517
Net proceeds on derivative contracts with financing elements	213,759	–	–

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	942,960,466	625,424,375	821,869,538
Bonds	31,582,383	34,773,537	20,410,899
Bonds transferred from other FHLBanks	286,860	120,000	–

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(929,052,075)	(611,987,159)	(817,494,689)
Bonds	(35,831,698)	(42,149,160)	(20,870,337)

Proceeds from issuance of capital stock	374,572	356,769	38,258
Payments for redemption of mandatorily redeemable capital stock	(45,433)	(560,538)	(383,679)
Cash dividends paid	(48,689)	(237,640)	(167)

Net cash provided by financing activities	10,622,682	5,866,875	3,586,340

Net (decrease) increase in cash and cash equivalents	(49,739)	48,584	(926)
Cash and cash equivalents at beginning of the year	52,606	4,022	4,948

Cash and cash equivalents at end of the year	$2,867	$52,606	$4,022

Supplemental Disclosures:

Interest paid	$2,851,223	$3,938,336	$3,466,937

AHP payments, net	$27,929	$23,716	$24,379

REFCORP assessments paid	$61,569	$67,801	$61,842

The accompanying notes are an integral part of these financial statements.

107 of 184

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
The Federal Housing Finance Board, an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Banks’ Office of Finance (Office of Finance) through July 29, 2008. With the passage of the “Housing and Economic Recovery Act of 2008” (HERA), the Federal Housing Finance Agency was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Federal Housing Finance Board was merged into the Federal Housing Finance Agency as of October 27, 2008. Collectively, they are referred to as the “Finance Agency.” The Office of Finance is a joint office of the FHLBanks established by the Finance Agency to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as Consolidated Obligations, and to prepare combined quarterly and annual financial reports of all 12 FHLBanks. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under HERA and the authorizing statutes; each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with HERA and the authorizing statutes; and the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBank does not have any special purpose entities or any other type of off-balance sheet conduits.
As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), or by Finance Agency Regulation, the FHLBanks’ Consolidated Obligations are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The FHLBank primarily uses its funds to provide Advances to members and to purchase loans from members through its Mortgage Purchase Program. Some FHLBanks also provide member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement services.

108 of 184

Note 1—Summary of Significant Accounting Policies
Basis of Presentation and Use of Estimates. The FHLBank’s accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.
Interest Bearing Deposits in Banks, Securities Purchased Under Agreements to Resell (Resale Agreements), and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The FHLBank treats securities purchased under agreements to resell as collateralized financings. The FHLBank invests in certificates of deposits (CDs) that are recorded, at amortized cost, as interest-bearing deposits. The FHLBank also invests in certain CDs that meet the definition of a security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and are recorded as held-to-maturity and available-for-sale securities.
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
Under SFAS 115, changes in circumstances may cause the FHLBank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBank that could not have been reasonably anticipated may cause the FHLBank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.
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
The FHLBank amortizes premiums and accretes discounts on mortgage-backed securities and other investments with a term of greater than one year using the retrospective level-yield method (retrospective method). The retrospective method requires that the FHLBank estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLBank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized third party prepayment models to project estimated cash flows. Due to their short term nature, the FHLBank amortizes premiums and accretes discounts on other investments with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the level-yield methodology have been performed by the FHLBank and the FHLBank has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

109 of 184

The FHLBank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.
The FHLBank evaluates its individual outstanding available-for-sale and held-to-maturity investment holdings for other-than-temporary impairment on at least a quarterly basis. The FHLBank will conclude that a loss is other-than-temporary if it is probable that the FHLBank will not timely receive all of the investment security’s contractual principal and interest. As part of this analysis, the FHLBank must assess its intent and ability to hold a security until recovery of any unrealized losses. This evaluation is inherently subjective and considers a number of qualitative factors. In addition to monitoring the credit ratings of these securities for downgrades, as well as placement on negative outlook or credit watch, the FHLBank’s management evaluates other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement, and certain other collateral-related characteristics such as Fair Isaac and Company (FICO®) credit scores, loan-to-value ratios (computed using market values at loan origination dates), delinquency and foreclosure rates, geographic concentrations and the security’s performance as applicable by security. If the FHLBank determines that an other-than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. The investment security is written down to fair value (its new cost basis), any deferred amounts related to the investment security are written off, and a loss is recognized in the Statements of Income under “Other income (loss).” A new accretable yield is calculated and amortized prospectively over the remaining life of the investment security based on the amount and timing of future expected cash flows.
The FHLBank did not experience any other-than-temporary impairment in the value of its investments during 2008, 2007, or 2006.
Advances. The FHLBank reports Advances (loans to members or housing associates) net of unearned commitment fees and discounts on Advances related to the Affordable Housing Program (AHP), as discussed below. The FHLBank amortizes the premiums and accretes the discounts on Advances to interest income using a contractual level-yield methodology. The FHLBank records interest on Advances to income as earned. Following the requirements of the FHLBank Act, the FHLBank obtains sufficient collateral on Advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBank, and other eligible real estate-related assets. As Note 8 more fully describes, Community Financial Institutions (CFIs) (redefined by HERA to also include community development activities) are eligible to utilize expanded statutory collateral rules. The FHLBank has not incurred any credit losses on Advances since its inception. The FHLBank evaluates the creditworthiness of its members and non-member borrowers on an ongoing basis and classifies as impaired any Advance with respect to which management believes it is probable that all principal and interest due will not be collected according to its contractual terms. When an Advance is classified as impaired, the accrual of interest is discontinued and unpaid accrued interest is reversed. Advances do not return to accrual status until brought current with respect to both principal and interest and if management believes future principal payments are no longer in doubt. Based upon the collateral held as security for the Advances and the repayment history of the FHLBank’s Advances, management believes that an allowance for credit losses on Advances is unnecessary.
Mortgage Loans Held for Portfolio, Net. The FHLBank has a Mortgage Purchase Program under which it invests in government-guaranteed/insured mortgage loans (mortgage loans insured or guaranteed by the Federal Housing Administration (FHA)) and conventional residential mortgage loans purchased directly from participating members. The FHLBank manages the liquidity and interest rate risk (including prepayment risk) of the loans, while the members either retain or release the servicing activities. If participating in the servicing-released program, a member concurrently sells the servicing of the mortgage loans to an unrelated designated mortgage service provider. The FHLBank and the member share in the credit risk on conventional loans, with the member assuming a first loss obligation equivalent to the greater of expected losses or the required deductible for a supplemental mortgage insurance policy and with the FHLBank assuming credit losses in excess of mortgage insurance coverage, supplemental mortgage insurance coverage, and the member’s obligation.
To ensure the retention of credit risk on conventional loans originated or acquired by a member, a Lender Risk Account (LRA) is funded by the FHLBank as a portion of the purchase proceeds of the loans to cover, at a minimum, the expected losses. This account is established to conform to Finance Agency Regulations for all conventional

110 of 184

Mortgage Purchase Programs that stipulate the member is responsible for all expected losses on the mortgages being sold to the FHLBank. In order to comply with this Regulation, the FHLBank evaluates, through the use of a Nationally Recognized Statistical Rating Organization (NRSRO) model, the proposed conventional mortgages to be sold (either the specific portfolio or a representative sample) to determine the amount of expected losses. This amount is deposited into the LRA and these funds are used to offset any losses that may occur. After five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans over a nine-month period. No LRA balance is required after eleven years. The LRA is recorded in other liabilities and totaled $48,782,000 and $49,853,000 at December 31, 2008 and 2007.
In addition to the expected losses covered by the LRA, the member selling conventional loans also is required to purchase Supplemental Mortgage Insurance (SMI) and to designate the FHLBank as the beneficiary as an enhancement to cover losses over and above losses covered by the LRA. The LRA and SMI are calculated to provide, at a minimum, the equivalent to an investment grade rating (e.g., AA credit rating) for the loans purchased. In the event the LRA and the standard SMI policy do not provide sufficient loss protection to support the equivalent investment grade rating, additional mortgage insurance coverage called SMI Plus also must be purchased by the member. This policy covers the expected losses, over and above the LRA and SMI, to achieve an investment grade rating equivalent to AA at the time of acquisition.
The FHLBank classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of unamortized premiums and discounts and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments. The FHLBank has the intent and ability to hold these mortgage loans to maturity.
The FHLBank defers and amortizes mortgage premiums and discounts paid to and received by the FHLBank’s participating members as interest income using the retrospective method. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates for the retrospective method.
The FHLBank may receive non-origination fees, called pair-off fees. Pair-off fees represent a make-whole provision and are assessed when a member fails to deliver the quantity of loans committed to in a Mandatory Delivery Contract. The FHLBank includes the pair-off fees in determining the fair value adjustment of its Mandatory Delivery Contracts, which is recorded in “Net gain (loss) on derivatives and hedging activities.” A Mandatory Delivery Contract is a legal commitment the FHLBank makes to purchase, and a Participating Financial Institution (PFI) makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices.
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
The FHLBank bases the allowance for loan losses on management’s estimate of credit losses inherent in the FHLBank’s mortgage loan portfolio as of the Statement of Condition date. The FHLBank performs periodic reviews (on at least a quarterly basis) of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, other

111 of 184

collateral related characteristics, industry data, and prevailing economic conditions. As a result of this analysis, the FHLBank has determined that as of December 31, 2008, each member’s obligation for losses and the mortgage insurance coverage exceeds the inherent loss in the portfolio. Accordingly, no allowance for loan losses is considered necessary.
Premises, Software and Equipment. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank’s accumulated depreciation and amortization related to these items was $12,914,000 and $11,205,000 at December 31, 2008 and 2007. The FHLBank computes depreciation on a straight-line methodology over the estimated useful lives of relevant assets ranging from three to ten years. The FHLBank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,412,000, $2,361,000, and $1,954,000 for the years ended December 31, 2008, 2007, and 2006. The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized (loss) gain on disposal of premises, software and equipment was $(312,000), $11,000, and $(2,000) in 2008, 2007, and 2006.
The cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. As of December 31, 2008 and 2007, the FHLBank had $6,407,000 and $5,139,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $1,189,000, $1,283,000, and $964,000 for the years ended December 31, 2008, 2007, and 2006.
Derivatives. Accounting for derivatives is addressed in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB Statements No. 133 and 140 (SFAS 133). All derivatives are recognized on the Statements of Condition at their fair values. Due to the application of FASB Staff Position (FSP) No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), derivative assets and derivative liabilities reported on the Statements of Condition include the net cash collateral and accrued interest from counterparties.
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
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the FHLBank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLBank’s income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows.

112 of 184

The difference between accruals of interest receivables and payables on derivatives that are designated and qualify as fair value hedges is recognized as adjustments to the interest income or expense of the designated underlying investment securities, Advances, Consolidated Obligations or other financial instruments. The differentials between accruals of interest receivables and payables on economic hedges are recognized in other income as “Net gain (loss) on derivatives and hedging activities.”
The FHLBank may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as “trading” under SFAS 115 as well as hybrid financial instruments accounted for under SFAS 155), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.
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
Mandatorily Redeemable Capital Stock. In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), the FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member provides written notice of redemption, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, because the member shares will then

113 of 184

meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repayment of mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Prepayment Fees. The FHLBank charges a member a prepayment fee when the member prepays certain Advances before the original maturity. The FHLBank records prepayment fees, net of SFAS 133 basis adjustments included in the book value of the Advances, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income. In cases in which the FHLBank funds a new Advance concurrent with or within a short period of time after the prepayment of an existing Advance, the FHLBank evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance in accordance with EITF Issue No. 01-7, Creditor’s Accounting for a Modification or Exchange of Debt Instruments, and SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91).
If the new Advance qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized/accreted over the life of the modified Advance using a level-yield methodology. This amortization/accretion is recorded in Advance interest income.
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
Commitment Fees. The FHLBank defers commitment fees for Advances and amortizes them to interest income using a level-yield methodology. Refundable fees are deferred until the commitment expires or until the Advance is made. The FHLBank records commitment fees for Standby Letters of Credit as a deferred credit when it receives the fees and accretes them using a straight-line methodology over the term of the Standby Letter of Credit. Based upon past experience, the FHLBank’s management believes that the likelihood of Standby Letters of Credit being drawn upon is remote.
Concessions on Consolidated Obligations. The FHLBank defers and amortizes, using a level-yield methodology, amounts paid to dealers in connection with the sale of Consolidated Obligation Bonds over the terms to maturity or estimated lives of the Consolidated Obligation Bonds. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Unamortized Bond concessions were $19,383,000 and $15,914,000 at December 31, 2008 and 2007 and are included in other assets. Amortization of such concessions is included in Consolidated Obligation interest expense and totaled $18,331,000, $10,760,000, and $8,597,000 in 2008, 2007, and 2006.
The FHLBank charges to expense as incurred the concessions applicable to Consolidated Obligation Discount Notes

114 of 184

because of the short maturities of these Notes. Analyses of expensing concessions as incurred compared to a level-yield methodology have been performed by the FHLBank and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material. Such concessions are included in Consolidated Obligation interest expense and totaled $9,231,000, $4,414,000, and $3,082,000 in 2008, 2007, and 2006.
Discounts and Premiums on Consolidated Obligations. The FHLBank accretes the discounts and amortizes the premiums on Consolidated Obligation Bonds to interest expense using a level-yield methodology over the terms to maturity or estimated lives of the corresponding Consolidated Obligation Bonds. Due to their short-term nature, it expenses the discounts on Consolidated Obligation Discount Notes using a straight-line methodology over the term of the Notes. Analyses of a straight-line compared to a level-yield methodology have been performed by the FHLBank and the FHLBank has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.
Finance Agency Expenses. The FHLBank funds its proportionate share of the costs of operating the Finance Agency. The Finance Agency allocated its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined regulatory capital stock plus retained earnings through July 29, 2008. Since July 30, 2008, the portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks has been allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank must pay an amount equal to one-half of its annual assessment twice each year.
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
Affordable Housing Program (AHP). The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLBank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBank issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. As an alternative, the FHLBank also has the authority to make the AHP subsidy available to members as a grant. When the FHLBank makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLBank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance. See Note 13 for more information.
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
Estimated Fair Values. Some of the FHLBank’s financial instruments lack an available trading market characterized as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the FHLBank uses pricing services and/or internal models employing significant estimates and present value calculations when disclosing estimated fair values. Note 18 details the estimated fair values of the FHLBank’s financial instruments.
Cash Flows. In the Statements of Cash Flows, the FHLBank considers non-interest bearing cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of

115 of 184

Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.
Reclassifications. Certain amounts in the 2007 and 2006 financial statements and footnotes have been reclassified to conform to the 2008 presentation.
FSP FIN 39-1. The FHLBank adopted FSP FIN 39-1 on January 1, 2008. In accordance with FSP FIN 39-1, the FHLBank elected to offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right or obligation to cash collateral arising from derivative instruments recognized at fair value that are executed with the same counterparty under a master netting arrangement. In accordance with FSP FIN 39-1, the FHLBank recognized the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statement periods presented. As a result of the retrospective application, the FHLBank has adjusted certain previously reported Statement of Condition accounts as of the related prior period ends.
Certificates of Deposit (CDs) and Bank Notes. During the third quarter of 2008, on a retrospective basis, the FHLBank reclassified investments in certain CDs and bank notes, previously reported as interest-bearing deposits, to held-to-maturity securities in the Statements of Condition, Income, and Cash Flows, as they meet the definition of a security under SFAS 115. These financial instruments have been reclassified as held-to-maturity securities based on their short-term nature and the FHLBank’s history of holding them until maturity. This reclassification had no effect on total assets, net interest income or net income. The CDs and bank notes that do not meet the definition of a security continue to be classified as interest-bearing deposits on the Statements of Condition, Income, and Cash Flows. Current year and prior year amounts have been reclassified to conform to this presentation.
As a result of the FHLBank’s adoption and retrospective application of FSP FIN 39-1 and the reclassification of CDs and bank notes, the Statement of Condition at December 31, 2007 and the Statements of Income for the years ended December 31, 2007 and 2006 were revised for the selected lines as follows (in thousands):
Statement of Condition:

	December 31, 2007
		Effect of	Effect of CDs
	As Previously	FSP FIN 39-1	and Bank Notes
	Reported	Adoption	Reclassification	As Reported
ASSETS:

Interest-bearing deposits	$2,252,800	$(187,702)	$(2,065,000)	$98
Held-to-maturity securities	12,173,492	–	2,065,000	14,238,492
Accrued interest receivable	305,839	(647)	–	305,192
Derivative assets	35,928	(7,746)	–	28,182
Total Assets	87,531,557	(196,095)	–	87,335,462

LIABILITIES:
Deposits – interest bearing	1,053,560	(7,700)	–	1,045,860
Accrued interest payable	430,873	(46)	–	430,827
Derivative liabilities	350,155	(188,349)	–	161,806
Total Liabilities	83,776,971	(196,095)	–	83,580,876
Statements of Income:

	For the Years Ended December 31,
		Effect of CDs
	As Previously	and Bank Notes
	Reported	Reclassification	As Reported
2007
Interest-bearing deposits	$325,174	$(323,491)	$1,683
Held-to-maturity securities	581,683	323,491	905,174

2006
Interest-bearing deposits	$233,671	$(231,535)	$2,136
Held-to-maturity securities	548,569	231,535	780,104

116 of 184

Note 2—Recently Issued Accounting Standards and Interpretations
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the FHLBank). The adoption of SFAS 161 will result in an increase in the FHLBank’s financial statement disclosures.
FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No.45; and Clarification of the Effective Date of FASB Statement No. 161 (FSP FAS 133-1/FIN 45-4). In September 2008, the FASB issued FSP FAS 133-1/FIN 45-4 to improve disclosures about credit derivatives and guarantees and to clarify the effective date of SFAS 161. FSP FAS 133-1/FIN 45-4 was effective for fiscal years and interim periods ending after November 15, 2008 (December 31, 2008 for the FHLBank). Additionally, FSP FAS 133-1/FIN 45-4 clarifies that the disclosures required by SFAS 161 should be provided for any reporting period (annual or quarterly) beginning after November 15, 2008 (January 1, 2009 for the FHLBank). The adoption of FSP FAS 133-1/FIN 45-4 has resulted in increased financial statement disclosures.
FSP EITF No. 99-20-1 Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP EITF 99-20-1). In January 2009, the FASB issued FSP EITF 99-20-1. FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align the impairment model in EITF 99-20 with the impairment model in SFAS 115, resulting in a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS 115, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. Retrospective application to a prior interim or annual period is not permitted. The FHLBank adopted FSP EITF 99-20-1 on December 31, 2008 and the adoption did not have any effect on the FHLBank’s results of operations or financial condition.

117 of 184

Note 3—Cash and Due from Banks
The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2008 and 2007 were approximately $134,000 and $275,000.
In addition, the FHLBank maintained average required balances with various Federal Reserve Banks of approximately $1,000,000 for the years ended December 31, 2008 and 2007. These represent average balances legally required to be maintained over each 14-day cycle and contain no legal restrictions on the withdrawal of the funds. The FHLBank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.
Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $868,000 and $365,000 as of December 31, 2008 and 2007.
Note 4—Securities Purchased Under Agreements to Resell
The FHLBank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statements of Condition. The securities purchased under agreements to resell are held in safekeeping in the name of the FHLBank by third-party custodians approved by the FHLBank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or the dollar value of the resale agreement will be decreased accordingly.
Note 5—Trading Securities
Major Security Types. Trading securities as of December 31 were as follows (in thousands):

	2008	2007
	Estimated	Estimated
	Fair Value	Fair Value

Mortgage-backed securities:
Other U.S. obligations *	$2,985	$3,587

*	Consists of Government National Mortgage Association (Ginnie Mae) securities.
The FHLBank has not purchased mortgage-backed securities that represent loans purchased directly from and/or securitized by its members or other FHLBanks.
Net (loss) gain on trading securities for the years ended December 31, 2008, 2007, and 2006 includes a change in net unrealized (loss) gain (in thousands) of $(63), $(25), and $17 for securities held on December 31, 2008, 2007, and 2006.

118 of 184

Note 6—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2008 were as follows (in thousands):

December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit and bank notes	$2,512,088	$93	$(551)	$2,511,630

There were no available-for-sale securities outstanding as of December 31, 2007.
All securities outstanding with gross unrealized losses at December 31, 2008 have been in a continuous unrealized loss position for less than 12 months.
The FHLBank reviewed its available-for-sale securities at December 31, 2008 and determined that the unrealized losses reflected above were temporary, based on the creditworthiness of the issuers and the underlying collateral. Additionally, the FHLBank has the ability and intent to hold such securities through to recovery of the unrealized losses.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at December 31, 2008 is shown below (in thousands).

	December 31, 2008
		Estimated
	Amortized	Fair
Year of Maturity	Cost	Value

Due in one year or less	$2,512,088	$2,511,630

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale at December 31 (in thousands):

2008
Amortized cost of available-for-sale:
Fixed-rate	$2,512,088

Gains and Losses. There were no gross gains or gross losses realized on sales of available-for-sale securities for the years ended December 31, 2008, 2007 and 2006.

119 of 184

Note 7—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$26,012	$38	$–	$26,050
State or local housing agency obligations	12,080	–	(536)	11,544

Mortgage-backed securities:
Other U.S. obligations **	9,103	–	(3)	9,100
Government-sponsored enterprises ***	12,552,810	301,671	(1,138)	12,853,343
Private-label mortgage-backed securities	304,195	–	(40,895)	263,300

Total mortgage-backed securities	12,866,108	301,671	(42,036)	13,125,743

Total	$12,904,200	$301,709	$(42,572)	$13,163,337

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value

Certificates of deposit and bank notes (1) (2)	$2,065,000	$435	$–	$2,065,435
Government-sponsored enterprises *	25,724	13	–	25,737
State or local housing agency obligations	17,570	193	–	17,763

Mortgage-backed securities:
Other U.S. obligations **	16,398	–	(146)	16,252
Government-sponsored enterprises ***	11,758,561	63,268	(88,266)	11,733,563
Private-label mortgage-backed securities	355,239	–	(12,252)	342,987

Total mortgage-backed securities	12,130,198	63,268	(100,664)	12,092,802

Total	$14,238,492	$63,909	$(100,664)	$14,201,737

(1)	Represents certificates of deposit and bank notes that meet the definition of a security under SFAS 115. (See “Note 1 – Summary of Significant Accounting Policies.”)

(2)	December 31, 2007 amounts have been adjusted due to a reclassification of certain interest bearing deposits. (See “Note 1 – Summary of Significant Accounting Policies.”)

*	Consists of debt securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

**	Consists of Ginnie Mae securities.

***	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
The FHLBank has not purchased mortgage-backed securities that represent loans purchased directly from and/or securitized by its members or other FHLBanks.

120 of 184

The FHLBank’s mortgage-backed security investments consist of senior classes of agency guaranteed securities, government-sponsored enterprise securities, and private-label prime residential mortgage-backed securities. The FHLBank’s investments in mortgage-backed securities must be triple-A rated at the time of purchase.
Investments in government-sponsored enterprise (GSE) securities, specifically debentures issued by Fannie Mae and Freddie Mac, have been affected by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices and increasing delinquencies. HERA contains provisions allowing the U.S. Treasury Department to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and the Finance Agency announced that Fannie Mae and Freddie Mac had been placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency is acting as the conservator of Fannie Mae and Freddie Mac in an attempt to stabilize their financial condition and their ability to support the secondary mortgage market.
The FHLBank has increased exposure to the risk of loss on its investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. Credit safeguards for the FHLBank’s mortgage-backed securities consist of either payment guarantees of principal and interest in the case of U.S. government-guaranteed mortgage-backed securities and GSE mortgage-backed securities, or credit enhancements for residential mortgage-backed securities issued by entities other than GSEs (private-label mortgage-backed securities). Credit enhancements are defined as subordinate tranches in a security structure that absorb the losses before the security purchased by the FHLBank takes a loss. Since the surety of the FHLBank’s private-label mortgage-backed securities holdings relies on credit enhancements and the quality of the underlying loan collateral, the FHLBank analyzes these investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and/or interest on the underlying mortgage loans. The FHLBank has not historically used monoline insurance as a form of credit enhancement.
The following table summarizes the par value of the FHLBank’s private-label mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of December 31, 2008 (in thousands, except percentages). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur on the securities’ combined outstanding principal balances of the relevant senior and subordinate tranches.

	As of December 31, 2008
					Percent
					Average	Serious
Private-Label	Number of		Unrealized	Investment	Credit	Delinquency
Mortgage-Backed Securities	Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime(1) – Year of Securitization
2003	6	$304,017	$(40,895)	AAA	6.7%	0.33%

Total	6	$304,017	$(40,895)

(1)	As defined by the originator at the time of origination.
(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
The FHLBank evaluates its individual held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. The FHLBank recognizes impairment losses when quantitative and qualitative factors indicate that it is probable that the security will suffer a contractual principal loss or interest shortfall.
As part of the other-than-temporary impairment evaluation, the FHLBank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the FHLBank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency mortgage-backed securities; the underlying type of collateral; the duration and level of the

121 of 184

unrealized loss; any credit enhancement; and certain other collateral-related characteristics such as FICO® scores, loan-to-value ratios (computed using market values at loan origination dates), delinquency and foreclosure rates, geographic concentrations, and the security’s performance, as applicable by security. The relative importance of this information varies based on the facts and circumstances surrounding each security at the time of assessment.
As a result of this security-level review, the FHLBank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions, such as delinquency, default rates, loss severity, and prepayment rates, to determine whether the FHLBank expects to receive the contractual cash flows to which it is entitled. The FHLBank believes that the unrealized losses in its mortgage-backed securities are the result of the current illiquidity in the credit markets and that it is probable that it will be able to collect all amounts when due according to the contractual terms of the individual securities it owns. Additionally, because the FHLBank has the ability and intent to hold its held-to-maturity securities with unrealized losses through to recovery of the unrealized losses, it did not consider the investments to be other-than-temporarily impaired at December 31, 2008.
The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2008 and 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	December 31, 2008
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$11,544	$(536)	$–	$–	$11,544	$(536)

Mortgage-backed securities:
Other U.S. obligations *	9,100	(3)	–	–	9,100	(3)
Government-sponsored enterprises **	171,811	(1,138)	–	–	171,811	(1,138)
Private-label mortgage-backed securities	–	–	263,300	(40,895)	263,300	(40,895)

Total temporarily impaired	$192,455	$(1,677)	$263,300	$(40,895)	$455,755	$(42,572)

	December 31, 2007
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

Mortgage-backed securities:
Other U.S. obligations *	$–	$–	$16,252	$(146)	$16,252	$(146)
Government-sponsored enterprises **	9,596	(35)	6,233,729	(88,231)	6,243,325	(88,266)
Private-label mortgage-backed securities	–	–	342,987	(12,252)	342,987	(12,252)

Total temporarily impaired	$9,596	$(35)	$6,592,968	$(100,629)	$6,602,564	$(100,664)

*	Consists of Ginnie Mae securities.

**	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

122 of 184

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at December 31 by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2008		2007
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value
Due in 1 year or less	$26,012	$26,050	$2,090,724	$2,091,172
Due after 1 year through 5 years	–	–	–	–
Due after 5 years through 10 years	5	5	–	–
Due after 10 years	12,075	11,539	17,570	17,763

Total other	38,092	37,594	2,108,294	2,108,935

Mortgage-backed securities	12,866,108	13,125,743	12,130,198	12,092,802

Total	$12,904,200	$13,163,337	$14,238,492	$14,201,737

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net discounts (in thousands) of $27,521 and $22,845 at December 31, 2008 and 2007.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as held-to-maturity at December 31 (in thousands):

	2008	2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$34,722	$2,104,744
Variable-rate	3,370	3,550

Total other	38,092	2,108,294

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	7,443,417	6,968,409
Collateralized mortgage obligations:
Fixed-rate	5,422,691	5,161,332
Variable-rate	–	457

Total mortgage-backed securities	12,866,108	12,130,198

Total	$12,904,200	$14,238,492

The FHLBank did not sell any securities out of its held-to-maturity portfolio during 2008, 2007 or 2006.

123 of 184

Note 8—Advances
Redemption Terms. At December 31, 2008 and 2007, the FHLBank had Advances outstanding, including AHP Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$82	0.46%	$158	4.49%

Due in 1 year or less	19,453,340	2.66	14,868,467	4.32
Due after 1 year through 2 years	7,027,588	3.29	11,972,324	5.07
Due after 2 years through 3 years	5,759,670	2.51	5,012,499	5.09
Due after 3 years through 4 years	8,022,345	3.36	4,929,897	5.06
Due after 4 years through 5 years	2,955,172	2.95	7,398,716	4.76
Thereafter	9,580,509	3.50	8,770,738	4.79

Total par value	52,798,706	3.00	52,952,799	4.77

Commitment fees	(1,160)		(1,417)
Discount on AHP Advances	(33,316)		(33,743)
Premiums	4,664		–
Discounts	(6,689)		(1,156)
SFAS 133 hedging adjustments	1,153,767		393,181

Total	$53,915,972		$53,309,664

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2008 and 2007, the FHLBank had callable Advances (in thousands) of $21,634,101 and $20,879,684.
The following table summarizes Advances at December 31 by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity		Percentage		Percentage
or Next Call Date	2008	of Total	2007	of Total

Overdrawn demand deposit accounts	$82	–%	$158	–%

Due in 1 year or less	32,026,608	60.7	31,859,139	60.2
Due after 1 year through 2 years	6,434,692	12.2	7,903,845	14.9
Due after 2 years through 3 years	2,276,596	4.3	2,262,603	4.3
Due after 3 years through 4 years	6,019,345	11.4	1,392,397	2.6
Due after 4 years through 5 years	968,120	1.8	5,503,716	10.4
Thereafter	5,073,263	9.6	4,030,941	7.6

Total par value	$52,798,706	100.0%	$52,952,799	100.0%

The FHLBank also offers Putable Advances. With a Putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase. At December 31, 2008 and 2007, the FHLBank had Putable Advances outstanding totaling (in thousands) $6,981,250 and $5,779,450.

124 of 184

Through December 2005, the FHLBank offered Convertible Advances. With a Convertible Advance, the FHLBank purchases an option from the member that allows the FHLBank to convert the interest rate from fixed to variable by terminating the fixed-rate Advance and offering a variable-rate Advance at the current market rate or another structure after an agreed-upon lockout period. At December 31, 2008 and 2007, the FHLBank had Convertible Advances outstanding totaling (in thousands) $3,478,700 and $3,891,700.
The following table summarizes Advances at December 31 by year of contractual maturity or next put/convert date for Putable/Convertible Advances (in thousands):

Year of Contractual Maturity		Percentage		Percentage
or Next Put/Convert Date	2008	of Total	2007	of Total

Overdrawn demand deposit accounts	$82	–%	$158	–%

Due in 1 year or less	28,142,090	53.3	23,364,817	44.1
Due after 1 year through 2 years	6,735,288	12.7	11,849,924	22.4
Due after 2 years through 3 years	5,153,270	9.8	4,027,499	7.6
Due after 3 years through 4 years	4,341,845	8.2	4,208,897	7.9
Due after 4 years through 5 years	2,788,772	5.3	3,693,216	7.0
Thereafter	5,637,359	10.7	5,808,288	11.0

Total par value	$52,798,706	100.0%	$52,952,799	100.0%

The FHLBank also offers Advances with a prepayment option based on the 12-month average prepayment speed on a Freddie Mac or Fannie Mae mortgage-backed security with a similar coupon rate and term. During each 12-month period beginning with the date of disbursement, the borrower has the option of making one partial payment of principal without incurring a prepayment fee. At December 31, 2008 and 2007, the FHLBank had (in thousands) $350,215 and $374,276 of Advances with such coupons, which are included in the above tables by original maturity date.
Security Terms. The FHLBank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the FHLBank Act. The FHLBank Act requires the FHLBank to obtain sufficient collateral on Advances to protect against losses and permits the FHLBank to accept the following as eligible collateral on these Advances: residential mortgage loans, certain U.S. government or government agency securities, cash or deposits, and other eligible real estate-related assets. The capital stock of the FHLBank owned by each borrowing member is pledged as additional collateral for the member’s indebtedness to the FHLBank. Community Financial Institutions (CFIs) are defined in HERA as those institutions that have, as of the date of the transaction at issue, less than $1.0 billion in average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). CFIs are eligible under expanded statutory collateral rules to pledge small business, small farm, and small agribusiness loans fully secured by collateral other than real estate, or securities representing a whole interest in such secured loans, as collateral. HERA also added secured loans for “community development activities” as a permitted purpose, and as eligible collateral, for Advances to CFIs.
At December 31, 2008 and 2007, the FHLBank had rights to collateral with estimated values exceeding $157 billion and $145 billion, respectively. The estimated value of the collateral required to secure each member’s (or borrower’s) obligations is calculated by applying collateral discounts or haircuts. The FHLBank requires a member (or borrower) to execute a written security agreement and, based upon the financial condition of the member (or borrower), the type of security agreement, and other factors, the FHLBank may either:
1.	Allow the member (or borrower) to retain possession of the collateral assigned to the FHLBank and the member (or borrower) agrees to hold such collateral for the benefit of the FHLBank; or

2.	Require the member (or borrower) specifically to place physical possession of such collateral with the FHLBank or a third-party custodian approved by the FHLBank.
Beyond these provisions, the FHLBank Act affords any security interest granted by a member (or borrower) or any affiliate of the member to the FHLBank priority over the claims and rights of any other party except those claims that

125 of 184

would be entitled to priority under otherwise applicable law and that are held by bona fide purchasers for value or by secured parties with perfected security interests.
Credit Risk. While the FHLBank has never experienced a credit loss on an Advance to a member, the expanded statutory collateral rules for CFIs provide the potential for additional credit risk for the FHLBank. The management of the FHLBank has policies and procedures in place that it believes enable it to appropriately manage this credit risk. To date, the FHLBank has no collateral under the expanded rules for CFIs pledged to support Advance activity.
The FHLBank’s potential credit risk from Advances is concentrated in commercial banks and savings institutions. The income from Advances to member institutions holding 5 percent or more of total Advances at December 31, 2008, 2007 and 2006 amounted to $1,054.0 million, $1,134.5 million and $1,371.3 million, respectively, during those years. The FHLBank held sufficient collateral to cover the Advances to these institutions, and the FHLBank does not expect to incur any credit losses on these Advances.
The following table shows Advance balances at December 31 to members holding 5 percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

2008			2007
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$14,856	28%	U.S. Bank, N.A.	$16,856	32%
National City Bank	6,435	12	Fifth Third Bank	5,539	10
Fifth Third Bank	5,639	11	National City Bank	4,696	9

			The Huntington National Bank	3,085	6

Total	$26,930	51%

			Total	$30,176	57%

Based upon the collateral held as security for the Advances and the repayment history of the FHLBank’s Advances, management believes that an allowance for credit losses on Advances is unnecessary at December 31, 2008.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at December 31 (in thousands):

	2008		2007
	Amount	% of Total	Amount	% of Total
Par amount of Advances:
Fixed-rate	$24,501,522	46%	$24,912,958	47%
Variable-rate	28,297,184	54	28,039,841	53

Total	$52,798,706	100%	$52,952,799	100%

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $3,669, $8,497 and $10,357 for the years ended December 31, 2008, 2007, and 2006.

126 of 184

Note 9—Mortgage Loans Held for Portfolio, Net
Under the Mortgage Purchase Program, the FHLBank invests in mortgage loans that it purchases from participating members. Total mortgage loans held for portfolio represent home mortgage loans under the Mortgage Purchase Program that the FHLBank’s members originate, service in some cases, credit enhance, and then sell to the FHLBank. Members participating in the servicing-released program do not service the loans owned by the FHLBank; they sell the servicing on these loans concurrently to a designated mortgage service provider. The following table presents information as of December 31 on mortgage loans held for portfolio (in thousands):

	2008	2007
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,177,689	$1,238,775
Fixed rate long-term single-family mortgages	7,412,329	7,622,777

Subtotal fixed rate single-family mortgages	8,590,018	8,861,552

Premiums	61,390	88,867
Discounts	(9,934)	(13,905)
SFAS 133 basis adjustments	(9,601)	(8,564)

Total	$8,631,873	$8,927,950

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at December 31 (in thousands):

	2008	2007

Government-guaranteed/insured loans	$1,396,411	$1,336,598
Conventional loans	7,193,607	7,524,954

Total par value	$8,590,018	$8,861,552

The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the LRA (see Note 1) in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the years ended December 31 (in thousands):

	2008	2007

Lender Risk Account at beginning of year	$49,853	$45,961
Additions	3,162	4,866
Claims	(531)	(249)
Scheduled distributions	(3,702)	(725)

Lender Risk Account at end of year	$48,782	$49,853

The FHLBank has experienced no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The FHLBank had no nonaccrual loans at December 31, 2008 and 2007.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At December 31, 2008 and 2007, the FHLBank had no mortgage loans that were considered impaired.

127 of 184

The following table shows unpaid principal balances at December 31 to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2008		2007
	Principal	% of Total	Principal	% of Total

National City Bank	$4,709	55%	$5,378	61%
Union Savings Bank	1,995	23	1,992	22
Guardian Savings Bank FSB	544	6	518	6

Total	$7,248	84%	$7,888	89%

Note 10—Derivatives and Hedging Activities
Nature of Business Activity
The FHLBank may enter into interest-rate swaps (including callable and putable swaps), swaptions, interest-rate cap and floor agreements, calls, puts, futures, and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates.
The FHLBank may adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk management objectives. The FHLBank may use derivatives in several ways: by designating them as a fair value hedge of an underlying financial instrument, by acting as an intermediary, or in asset-liability management (i.e., an economic hedge). For example, the FHLBank may use derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of Consolidated Obligations to approximate more closely the interest rate sensitivity of assets (Advances, investments, and mortgage loans) and/or to adjust the interest rate sensitivity of Advances, investments, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities.
In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the FHLBank may use derivatives (1) to manage embedded options in assets and liabilities, (2) to hedge the market value of existing assets and liabilities and anticipated transactions, (3) to hedge the duration risk of prepayable instruments, (4) to exactly offset other derivatives executed with members (when the FHLBank serves as an intermediary) and (5) to reduce funding costs.
Consistent with Finance Agency Regulation, the FHLBank may enter into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank’s risk management objectives, and/or to act as an intermediary between its members and counterparties. FHLBank management may use derivatives when they are considered to be the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. Accordingly, the FHLBank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).
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

128 of 184

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
The intermediation between the capital and derivatives markets permits the FHLBank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or variable-rate Consolidated Obligations in the capital markets.
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
Mortgage Loans – The FHLBank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The FHLBank may manage the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The FHLBank issues both callable and noncallable debt and prepayment linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank is permitted to use derivatives to match the expected prepayment characteristics of the mortgages, although to date it has not done so.
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
The FHLBank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities, although there currently are none. The market value changes of both the trading securities and the associated derivatives are included in other income in the Statements of Income and presented, respectively, as part of the “Net (loss) gain on trading securities” and “Net gain (loss) on derivatives and hedging activities.”

129 of 184

Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency regulations. Based on credit analyses and collateral requirements, the management of the FHLBank does not anticipate any credit losses on its derivative agreements.
The contractual or notional amount of derivatives reflects the involvement of the FHLBank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBank, and the maximum credit exposure of the FHLBank is substantially less than the notional amount. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest-rate swaps, forward rate agreements, and mandatory delivery contracts for mortgage loans that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the FHLBank. This collateral has not been sold or repledged. The maximum credit risk does not include instances where the FHLBank’s pledged collateral to a counterparty exceeds the FHLBank’s net position.
As of December 31, 2008 and 2007, the FHLBank’s maximum credit risk, as defined above, was approximately $60,317,000 and $35,928,000. These totals include $16,145,000 and $33,778,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty. The FHLBank held $43,007,000 and $7,746,000 of cash as collateral as of December 31, 2008 and 2007, for net balances of $17,310,000 and $28,182,000, respectively. The FHLBank held no securities as collateral as of December 31, 2008 or 2007. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.
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
Financial Statement Impact and Additional Financial Information
Net gain (loss) on derivatives and hedging activities recorded in other income for the years ended December 31 were as follows (in thousands):

	For the Year Ended
	2008	2007	2006

Gain (loss) related to fair value hedge ineffectiveness	$3,897	$(12,453)	$1,003
(Losses) gains on economic hedges	(2,377)	546	926

Net gain (loss) on derivatives and hedging activities	$1,520	$(11,907)	$1,929

130 of 184

The FHLBank had no transactions that qualified for cash flow hedge accounting, or any derivatives that required bifurcation from a host contract in 2008, 2007, or 2006. The following table provides outstanding notional balances and estimated fair values, excluding collateral and accrued interest, by category on derivatives outstanding at December 31 (in thousands):

	2008		2007
		Estimated		Estimated
	Notional	Fair Value	Notional	Fair Value

Interest-rate Swaps:
Fair value	$25,830,900	$(1,025,230)	$27,909,830	$(382,694)
Economic (1)	1,976,300	(5,271)	98,050	98
Forward rate Agreements:
Economic	386,000	(3,670)	24,000	(66)
Mortgage Delivery Commitments:
Economic	917,435	6,129	48,432	171

Total	$29,110,635	$(1,028,042)	$28,080,312	$(382,491)

Total derivatives excluding collateral and accrued interest		$(1,028,042)		$(382,491)
Accrued interest		29,982		68,264
Net cash collateral (2)		728,894		180,603

Net derivative balances		$(269,166)		$(133,624)

Net derivative asset balances		$17,310		$28,182
Net derivative liability balances		(286,476)		(161,806)

Net derivative balances		$(269,166)		$(133,624)

(1)	At December 31, 2008 the FHLBank had 9 interest swaps that economically hedged Advances and 3 interest-rate swaps that economically hedged Consolidated Obligations that were not accounted for under hedge accounting. At December 31, 2007, the FHLBank had 8 interest swaps that economically hedged Advances and were not accounted for under hedge accounting.

(2)	December 31, 2007 amount reflects the FHLBank’s retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.
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
Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are classified as interest bearing in the deposits section on the accompanying financial statements. The compensating balances held by the FHLBank averaged (in thousands) $76,117 and $21,824 during 2008 and 2007.
Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits during 2008 and 2007 were 1.78 percent and 4.82 percent.
Non-interest bearing deposits represent funds for which the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

131 of 184

The following table details interest bearing and non-interest bearing deposits with the FHLBank at December 31 (in thousands):

	2008	2007
Interest bearing:
Demand and overnight	$1,074,138	$910,493
Term	94,150	117,325
Other (1)	24,305	18,042

Total interest bearing	1,192,593	1,045,860

Non-interest bearing:
Other	868	365

Total non-interest bearing	868	365

Total deposits	$1,193,461	$1,046,225

(1)	December 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 2 for further information on the adoption of FSP FIN 39-1.
The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $94,050 and $117,200 as of December 31, 2008 and 2007.
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
The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated Bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature. (See “Note 19 — Commitments and Contingencies” for discussion of the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), which is designed to serve as a contingent source of liquidity for the FHLBanks through issuance of Consolidated Obligations to the U.S. Treasury.)
Although the FHLBank is primarily liable for its portion of Consolidated Obligations (i.e., those issued on its behalf), the FHLBank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the other FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a Consolidated Obligation on behalf of another FHLBank that is primarily liable for the Consolidated Obligation, Finance Agency Regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for those payments and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

132 of 184

The par amounts of the 12 FHLBanks’ outstanding Consolidated Obligations were approximately $1,251.5 billion and $1,189.7 billion at December 31, 2008 and 2007. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
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
These Consolidated Obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad principal repayment terms:
Indexed principal redemption Consolidated Obligations (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. At December 31, 2008 and 2007, the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the maturity of the index amortizing notes extends (contracts); and
Optional Principal Redemption Bonds (callable bonds) that the FHLBank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.
Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type at December 31 (in thousands):

	2008	2007
Par value of Consolidated Bonds:
Fixed-rate	$35,789,957	$38,020,604
Variable-rate	6,424,400	8,143,289

Total par value	$42,214,357	$46,163,893

133 of 184

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at December 31 by year of contractual maturity (dollars in thousands):

	2008		2007
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$17,162,400	3.02%	$19,723,019	4.55%
Due after 1 year through 2 years	5,271,000	3.98	7,418,000	4.55
Due after 2 years through 3 years	5,316,750	4.03	4,511,000	4.51
Due after 3 years through 4 years	3,805,000	4.57	3,149,750	4.84
Due after 4 years through 5 years	3,090,450	4.40	3,575,000	4.94
Thereafter	7,317,000	5.15	7,510,450	5.04
Index amortizing notes	251,757	4.99	276,674	4.99

Total par value	42,214,357	3.89	46,163,893	4.68

Premiums	35,868		33,175
Discounts	(35,726)		(41,474)
Deferred net loss on terminated hedges	1,496		3
SFAS 133 hedging adjustments	176,790		23,054

Total	$42,392,785		$46,178,651

The FHLBank’s Consolidated Bonds outstanding at December 31 included (in thousands):

	2008	2007
Par amount of Consolidated Bonds:
Non-callable	$30,239,957	$30,492,604
Callable	11,974,400	15,671,289

Total par value	$42,214,357	$46,163,893

The following table summarizes Consolidated Bonds outstanding at December 31 by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	2008	2007

Due in 1 year or less	$28,372,400	$30,741,019
Due after 1 year through 2 years	4,786,000	5,218,000
Due after 2 years through 3 years	2,396,750	3,181,000
Due after 3 years through 4 years	2,430,000	1,526,750
Due after 4 years through 5 years	1,815,450	2,050,000
Thereafter	2,162,000	3,170,450
Index amortizing notes	251,757	276,674

Total par value	$42,214,357	$46,163,893

134 of 184

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

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

December 31, 2008	$49,335,739	$49,388,776	0.79%

December 31, 2007	$35,437,545	$35,576,770	4.20%

(1)	Represents an implied rate.
Note 13—Affordable Housing Program (AHP)
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of regulatory income. Regulatory income is income before assessments and before interest expense related to mandatorily redeemable capital stock under SFAS 150, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues AHP expense monthly based on its income before assessments. The FHLBank reduces the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 14.
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
There was no shortfall, as described above, in 2008, 2007 or 2006. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $178,642 and $173,929 at December 31, 2008 and 2007. An analysis of the AHP liability for the years ended December 31 follows (in thousands):

	2008	2007
Balance at beginning of year	$103,374	$96,240
Expense	27,170	30,850
Subsidy uses, net	(27,929)	(23,716)

Balance at end of year	$102,615	$103,374

135 of 184

Note 14—Resolution Funding Corporation (REFCORP)
Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 13. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP to REFCORP, which then performs the calculations for each quarter end.
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
The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75 million.
The FHLBanks’ aggregate payments through 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2013, effective December 31, 2008. The FHLBanks’ aggregate payments through 2008 have satisfied $42.5 million of the $75 million scheduled payment due on April 15, 2013 and all scheduled payments thereafter. This date assumes the FHLBanks will pay exactly $300 million annually after December 31, 2008 until the annuity is satisfied.
The benchmark payments or portions of them could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030 if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030 will be paid to the U.S. Department of the Treasury.
Note 15—Capital
The FHLBank is subject to three capital requirements under its Capital Plan and the Finance Agency rules and regulations: (1) risk-based capital, (2) total capital and (3) leverage capital. First, under the risk-based capital requirement, the FHLBank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. Second, the FHLBank is required to maintain at all times a total regulatory capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Third, the FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining the FHLBank’s compliance with its regulatory requirements. At December 31, 2008 and 2007, the FHLBank was in compliance with the aforementioned capital rules and requirements.

136 of 184

The following table demonstrates the FHLBank’s compliance with the Finance Agency’s capital requirements at December 31 (dollars in thousands):

	2008		2007
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk based capital	$542,630	$4,399,053	$610,800	$3,877,413
Capital-to-assets ratio	4.00%	4.48%	4.00%	4.44%
Regulatory capital	$3,928,243	$4,399,053	$3,493,418	$3,877,413
Leverage capital-to-assets ratio	5.00%	6.72%	5.00%	6.66%
Leverage capital	$4,910,303	$6,598,580	$4,366,773	$5,816,120
The FHLBank currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLBank. The membership stock requirement is based upon a percentage of the member’s total assets, currently determined within a declining range from 0.15 percent to 0.03 percent of each member’s total assets. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLBank.
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
A member may request redemption of all or part of its Class B stock or may withdraw from membership by giving five years advance written notice. The FHLBank may also repurchase the excess stock of any stockholder with no less than five calendar days’ prior written notice. When the FHLBank repurchases capital stock, it must first repurchase shares for which a redemption or withdrawal notice’s five-year redemption period or withdrawal period has expired. Since its Capital Plan was implemented, the FHLBank has repurchased, at its discretion, all member shares subject to outstanding redemption notices prior to the expiration of the five-year redemption period.
The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership in the FHLBanks voluntary for all members. Any member that has withdrawn from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that was held as a condition of membership. That requirement is set out in the FHLBank’s Capital Plan as described in the section below, unless the institution has cancelled its notice of withdrawal prior to that date, before being readmitted to membership in any FHLBank. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.
The FHLBank’s retained earnings are owned proportionately by the current holders of Class B stock. The holders’ interest in the retained earnings is realized at the time the FHLBank periodically declares dividends or at such time as the FHLBank is liquidated. The FHLBank’s Board of Directors may declare and pay dividends in either cash or capital stock, assuming the FHLBank is in compliance with Finance Agency rules.
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

137 of 184

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
Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. For the years ended December 31, 2008, 2007, and 2006 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $8,192, $9,115, and $13,162 were recorded as interest expense.
As of December 31, 2008 and 2007, the FHLBank had (in thousands) $110,909 and $117,624 in capital stock classified as mandatorily redeemable capital stock on its Statements of Condition. At December 31, 2008 and 2007, these balances were comprised as follows:

	2008		2007
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals (1)	15	$110,679	16	$117,624
Other redemptions	1	230	–	–

Total	16	$110,909	16	$117,624

(1)	Withdrawals primarily include members that attain non-member status by merger or acquisition, charter termination, or involuntary termination of membership.

138 of 184

The following table provides the dollar amounts (in thousands) for activities recorded in mandatorily redeemable capital stock during 2008, 2007 and 2006:

	2008	2007	2006

Balance, beginning of year	$117,624	$137,109	$418,381
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	10,495	530,928	4,600
Other redemptions	23,230	10,125	88,164
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(22,433)	(463,143)	(382,785)
Other redemptions	(23,000)	(97,395)	(894)
Stock dividend classified as mandatorily redeemable	4,993	–	9,643

Balance, end of year	$110,909	$117,624	$137,109

As of December 31, 2008, there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.
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

Contractual Year of Redemption	2008	2007
Due in 1 year or less	$335	$311
Due after 1 year through 2 years	7,043	44
Due after 2 years through 3 years	7,524	18,296
Due after 3 years through 4 years	83,057	8,658
Due after 4 years through 5 years	12,950	90,315

Total	$110,909	$117,624

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the GLB Act, each class of FHLBank stock is putable by the member. However, there are significant statutory and regulatory restrictions on the FHLBank’s obligation or right to redeem outstanding stock, including the following:
▪	The FHLBank may not redeem any capital stock if, following the redemption, the FHLBank would fail to satisfy any of its minimum capital requirements. By law, no FHLBank stock may be redeemed if the FHLBank becomes undercapitalized.

▪	The FHLBank may not redeem any capital stock without approval of the Finance Agency if either its Board of Directors or the Finance Agency determines that the FHLBank has incurred or is likely to incur losses resulting or expected to result in a charge against capital while such charges are continuing or expected to continue.
Additionally, the FHLBank may not redeem or repurchase shares of stock from any member if (1) the principal or interest on any Consolidated Obligation has not been paid in full when due; (2) the FHLBank has failed to certify in writing to the Finance Agency that it will remain in compliance with its liquidity requirements and will remain capable of making full and timely payment of all of its current obligations; (3) the FHLBank has notified the Finance Agency that it cannot provide the foregoing certification, projects it will fail to comply with statutory or regulatory liquidity

139 of 184

requirements, or will be unable to timely and fully meet all of its current obligations; or (4) the FHLBank has failed to comply with statutory or regulatory liquidity requirements or to timely and fully meet all of its current obligations, or has entered into or negotiated to enter into an agreement with one or more other FHLBanks to obtain financial assistance to meet its current obligations.
If the FHLBank is liquidated, after payment in full to the FHLBank’s creditors, the FHLBank’s stockholders will be entitled to receive the par value of their capital stock. In addition, the FHLBank’s Class B stockholders will be entitled to any retained earnings in an amount proportional to the stockholder’s share of the total shares of capital stock. In the event of a merger or consolidation of the FHLBank, the Board of Directors shall determine the rights and preferences of the FHLBank’s stockholders, subject to any terms and conditions imposed by the Finance Agency.
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
Finance Agency Rule Limiting Excess Stock. On December 22, 2006, the Finance Agency adopted a final rule prohibiting any FHLBank with excess stock greater than one percent of its total assets from further increasing member excess stock by paying stock dividends or otherwise issuing new excess stock. The rule also requires the FHLBanks to declare and pay dividends only out of known income.
Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at December 31 and includes any known affiliates that are members of the FHLBank (dollars in millions):

2008			2007
	Balance	% of Total		Balance	% of Total

U.S. Bank, N.A.	$841	21%	U.S. Bank, N.A.	$675	19%
National City Bank	404	10	Fifth Third Bank	372	10
Fifth Third Bank	394	10	National City Bank	327	9
The Huntington National Bank	241	6	The Huntington National Bank	231	7
AmTrust Bank	223	5	AmTrust Bank	214	6

Total	$2,103	52%	Total	$1,819	51%

Note 16—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $3,239,000, $3,152,000, and $3,290,000 in 2008, 2007 and 2006. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBank are not presented herein.

140 of 184

The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $662,000, $602,000, and $571,000 in the years ended December 31, 2008, 2007, and 2006.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan which restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution) were it not for legal limitations on such benefits. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees. Future retirees are eligible for the postretirement benefits program if they were hired prior to August 1, 1990, are age 55 or older, and their age plus years of continuous service at retirement are greater than or equal to 80. Spouses are covered subject to required contributions. There are no funded plan assets that have been designated to provide benefits from either the BEP or the postretirement benefits plan.
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above plus the related earnings. The FHLBank’s net contributions were $(929,000), $362,000, and $697,000 in the years ended December 31, 2008, 2007, and 2006.
The obligations and funding status of the defined benefit feature of the FHLBank’s BEP and postretirement benefits plan as of December 31 were as follows (in thousands):

			Postretirement
			Benefits
	BEP		Plan
Change in benefit obligation(1):	2008	2007	2008	2007

Benefit obligation at beginning of year	$16,404	$15,785	$3,126	$3,040
Service cost	407	328	50	47
Interest cost	1,027	930	183	178
Actuarial loss	1,014	267	207	(42)
Benefits paid	(874)	(906)	(70)	(97)

Benefit obligation at end of year	17,978	16,404	3,496	3,126

Change in plan assets:
Fair value of plan assets at beginning of year	–	–	–	–
Employer contribution	874	906	70	97
Benefits paid	(874)	(906)	(70)	(97)

Fair value of plan assets at end of year	–	–	–	–

Funded status at end of year	(17,978)	(16,404)	(3,496)	(3,126)
Unrecognized net actuarial loss	5,548	5,142	271	64
Unrecognized prior service benefit	(2)	(3)	–	–

Net amount recognized in earnings	$(12,432)	$(11,265)	$(3,225)	$(3,062)

(1)	Represents projected benefit obligation and accumulated postretirement benefit obligation for the BEP and postretirement benefits plan, respectively.
Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLBank’s BEP and postretirement benefits plan as of December 31, 2008 and 2007 were (in thousands) $21,474 and $19,530.

141 of 184

Amounts recognized in accumulated other comprehensive income as of December 31, 2008 and 2007 consist of (in thousands):

			Postretirement
			Benefits
	BEP		Plan
	2008	2007	2008	2007

Net actuarial loss	$5,548	$5,142	$271	$64
Prior service benefit	(2)	(3)	–	–

	$5,546	$5,139	$271	$64

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit feature of the BEP and postretirement benefits plan for the years ended December 31 were (in thousands):

				Postretirement
				Benefits
	BEP			Plan
Net Periodic Benefit Cost	2008	2007	2006	2008	2007	2006
Service cost	$407	$328	$383	$50	$47	$51
Interest cost	1,027	930	873	183	178	178
Amortization of unrecognized prior service benefit	(1)	(1)	(108)	–	–	–
Amortization of unrecognized net loss	608	816	899	–	–	3

Net periodic benefit cost	2,041	2,073	$2,047	233	225	$232

Other Changes in Benefit Obligations
Recognized in Other Comprehensive Income
Net loss (gain)	1,014	267		207	(43)
Amortization of unrecognized net loss	(608)	(816)		–	–
Amortization of unrecognized prior service benefit	1	1		–	–

Total recognized in other comprehensive income	407	(548)		207	(43)

Total recognized in net periodic benefit cost and other comprehensive income	$2,448	$1,525		$440	$182

The estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are (in thousands):

		Postretirement
		Benefits
	BEP	Plan

Net actuarial loss	$625	$–
Prior service benefit	(1)	–

Total	$624	$–

The measurement date used to determine the current year’s benefit obligation was December 31, 2008.
Key assumptions and other information used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the BEP for the years ended December 31 were (dollars in thousands):

	2008	2007	2006

Discount rate	6.21%	6.13%	5.75%
Salary increases	4.50%	4.50%	4.50%
Benefits paid during the year	$874	$906	$1,336

142 of 184

Key assumptions and other information used for the actuarial calculations for the postretirement benefits plan for the years ended December 31 were:

	2008	2007	2006

Discount rate (to determine net periodic benefit cost)	6.00%	6.00%	5.75%
Discount rate at the end of the year (to determine benefit obligations)	5.75%	6.00%	6.00%
Health care cost trend rates:
Assumed for next year	8.00%	8.50%	9.00%
Ultimate rate	5.25%	5.25%	5.25%
Year that ultimate rate is reached	2017	2017	2017
The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $46,000 and in accumulated postretirement benefit obligation (APBO) of $588,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $36,000 and in APBO of $472,000.
The discount rates for the disclosures as of December 31, 2008 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan’s census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2008, and solving for the single discount rate that produces the same present value.
The defined benefit feature of the BEP and the postretirement benefits plan are not funded; therefore, no contributions will be made in 2009 except for the payment of benefits. Estimated future benefits payments reflecting expected future services for the years ended after December 31, 2008 were (in thousands):

		Postretirement Benefit Plan
		Gross Benefit	Estimated Medicare
Years	BEP	Payments	Retiree Drug Subsidy

2009	$995	$163	$20
2010	1,114	178	20
2011	1,256	184	22
2012	1,413	190	24
2013	1,491	197	27
Years 2014 - 2018	8,985	1,139	147

143 of 184

Note 17—Segment Information
The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank’s two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk, and operational administration. The segments identify the primary ways the FHLBank provides services to member stockholders. The FHLBank, as an interest rate spread manager, considers a segment’s net interest income, net interest rate spread and, ultimately, net income as the key factors in allocating resources. Resource allocation decisions are made by considering these profitability measures in the context of the historical, current and expected risk profile of each segment and the entire balance sheet, as well as current incremental profitability measures relative to the incremental market risk profile.
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
The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Income from the Mortgage Purchase Program is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment’s average assets based on the total balance sheet’s average capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. AHP and REFCORP assessments are calculated using the current assessment rates based on the income before assessments for each segment. All interest-rate swaps, including their market value adjustments under SFAS 133, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest-rate swaps in its management of the Mortgage Purchase Program’s market risk. All derivatives classified as mandatory delivery commitments and forward rate agreements are allocated to the Mortgage Purchase Program segment.
The following table sets forth the FHLBank’s financial performance by operating segment for the years ended December 31 (in thousands):

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2008
Net interest income	$304,671	$59,455	$364,126
Other income	6,202	2,545	8,747
Other expenses	43,094	7,187	50,281

Income before assessments	267,779	54,813	322,592

Affordable Housing Program	22,695	4,475	27,170
REFCORP	49,016	10,068	59,084

Total assessments	71,711	14,543	86,254

Net income	$196,068	$40,270	$236,338

Average assets	$85,592,850	$8,763,730	$94,356,580

Total assets	$89,534,119	$8,671,950	$98,206,069

144 of 184

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2007
Net interest income	$331,428	$89,870	$421,298
Other (loss) income	(7,675)	1,551	(6,124)
Other expenses	40,313	8,337	48,650

Income before assessments	283,440	83,084	366,524

Affordable Housing Program	24,068	6,782	30,850
REFCORP	51,875	15,260	67,135

Total assessments	75,943	22,042	97,985

Net income	$207,497	$61,042	$268,539

Average assets	$74,225,302	$10,067,217	$84,292,519

Total assets (1)	$78,046,267	$9,289,195	$87,335,462

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2006
Net interest income	$302,319	$84,117	$386,436
Other income	4,801	880	5,681
Other expenses	37,599	8,564	46,163

Income before assessments	269,521	76,433	345,954

Affordable Housing Program	23,345	6,239	29,584
REFCORP	49,235	14,039	63,274

Total assessments	72,580	20,278	92,858

Net income	$196,941	$56,155	$253,096

Average assets	$69,598,701	$9,802,524	$79,401,225

Total assets (1)	$71,449,206	$9,931,586	$81,380,792

(1)	December 31, 2007 and 2006 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.
Note 18—Estimated Fair Values
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

145 of 184

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
Fair Value Option. SFAS 159 provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The FHLBank did not elect to record any financial assets or financial liabilities at fair value as a result of adopting SFAS 159 and has not elected the fair value option during the year ended December 31, 2008.
Fair Value Hierarchy. SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. Outlined below is the application of the fair value hierarchy established by SFAS 157 to the FHLBank’s financial assets and financial liabilities that are carried at fair value at December 31, 2008.
Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and for which inputs are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The FHLBank’s trading securities, available-for-sale securities and derivative instruments are considered Level 2 instruments based on the inputs utilized to derive fair value.
Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions.
The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities carried at fair value at December 31, 2008 and 2007 on the Statements of Condition were as follows:
Trading securities: The FHLBank’s trading portfolio consists of mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each mortgage-backed security is determined using indicative fair values derived from option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.

146 of 184

Available-for-sale securities: The FHLBank’s available-for-sale portfolio consists of certificates of deposit and bank notes. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each security is determined using indicative fair values derived from option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.
Derivative assets/liabilities: The FHLBank’s derivative assets/liabilities consist of interest rate exchange agreements, to-be-announced mortgage-backed securities and mortgage delivery commitments. The FHLBank’s interest rate exchange agreements are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate exchange agreement using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate exchange agreements, including the period to maturity, and estimate fair value based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, on market-based expectations of future interest rate volatility implied from current market prices for similar options. The estimated fair value uses the standard valuation technique of discounted cash flow analysis.
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
The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the FHLBank enters into interest rate exchange agreements with highly-rated institutions and executes master-netting agreements with its derivative counterparties. In addition, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the FHLBank’s net unsecured credit exposure to these counterparties. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements. If these netted amounts are positive, they are classified as an asset and if negative, a liability.
The fair value of to-be-announced mortgage-backed securities is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjusts them to reflect the contractual terms of the mortgage delivery commitments, similar to the mortgage loans held for portfolio process described below. The adjustments to the market prices are market observable, or can be corroborated with observable market data.

147 of 184

Fair Value on a Recurring Basis. The following table presents for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that were measured at fair value on its Statements of Condition at December 31 (in thousands):

	Fair Value Measurements at December 31, 2008 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment (1)	Total
Assets
Trading securities	$–	$2,985	$–	$–	$2,985
Available-for-sale securities	–	2,511,630	–	–	2,511,630
Derivative assets	–	239,957	–	(222,647)	17,310

Total assets at fair value	$–	$2,754,572	$–	$(222,647)	$2,531,925

Liabilities
Derivative liabilities	$–	$(1,238,018)	$–	$951,542	$(286,476)

Total liabilities at fair value	$–	$(1,238,018)	$–	$951,542	$(286,476)

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.
For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of a level at fair value in the quarter in which the changes occur.
Estimated Fair Values. SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of December 31, 2008 and 2007. The estimated fair values, as determined using the definition of fair value described in SFAS 157, reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
Subjectivity of estimates. Estimates of the fair value of Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methodologies to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The judgments also include the parameters, methods, and assumptions used in models to value the options. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.
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

148 of 184

Held-to-maturity securities. The estimated fair value for each individual mortgage-backed security and collateralized mortgage obligation is obtained from a third-party provider, which bases the fair value on indicative fair values derived from option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments. The estimated fair value excludes accrued interest. The estimated fair value for taxable municipal bonds is determined based on each security’s indicative market price obtained from a third-party provider excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party providers for accuracy and reasonableness.
Advances and other loans. The FHLBank determines the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances excluding accrued interest. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR swap curve or by using current indicative market yields, as indicated by the FHLBank Advance pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLBank’s rates on Consolidated Obligations. In accordance with Finance Agency Regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.
For swapped option-based Advances, the estimated fair value is determined (independently of the related derivative) by the discounted cash flow methodology based on the LIBOR swap curve and forward rates at year end adjusted for the estimated current spread on new swapped Advances to the swap curve. For swapped Advances with a conversion option, the conversion option is valued by taking into account the LIBOR swap curve and forward rates at year end and the market’s expectations of future interest rate volatility implied from current market prices of similar options.
Mortgage loans held for portfolio, net. The estimated fair values of mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank’s Mortgage Purchase Program pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank’s Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:
▪	the Mortgage Purchase Program’s credit enhancements;

▪	marketing adjustments that reflect the FHLBank’s cooperative business model, and preferences for particular kinds of loans and mortgage note rates.
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

149 of 184

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
Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing Consolidated Obligation bonds measured at fair value. Due to the joint and several liability of Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustment during the year ended December 31, 2008.
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
Commitments. The estimated fair value of the FHLBank’s commitments to extend credit is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of Standby Letters of Credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of standby bond purchase agreements is based on the present value of the estimated fees taking into account the remaining terms of the agreements.

150 of 184

The carrying values and estimated fair values of the FHLBank’s financial instruments as of December 31, 2008 and 2007 were as follows (in thousands):
2008 FAIR VALUE SUMMARY TABLE

	2008
		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$2,867	$–	$2,867
Interest-bearing deposits	19,906,234	–	19,906,234
Trading securities	2,985	–	2,985
Available-for-sale securities	2,511,630	–	2,511,630
Held-to-maturity securities	12,904,200	259,137	13,163,337
Advances	53,915,972	234,947	54,150,919
Mortgage loans held for portfolio, net	8,631,873	256,704	8,888,577
Accrued interest receivable	275,560	–	275,560
Derivative assets	17,310	–	17,310

Liabilities:
Deposits	(1,193,461)	(357)	(1,193,818)
Consolidated Obligations:
Discount Notes	(49,335,739)	(48,013)	(49,383,752)
Bonds	(42,392,785)	(906,181)	(43,298,966)
Mandatorily redeemable capital stock	(110,909)	–	(110,909)
Accrued interest payable	(394,346)	–	(394,346)
Derivative liabilities	(286,476)	–	(286,476)

Other:
Commitments to extend credit for Advances	–	284	284
Standby bond purchase agreements	–	2,155	2,155

151 of 184

2007 FAIR VALUE SUMMARY TABLE

	2007
		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$52,606	$–	$52,606
Interest-bearing deposits (1)(2)	98	–	98
Securities purchased under agreements to resell	300,000	–	300,000
Federal funds sold	10,136,000	–	10,136,000
Trading securities	3,587	–	3,587
Held-to-maturity securities (2)	14,238,492	(36,755)	14,201,737
Advances	53,309,664	92,950	53,402,614
Mortgage loans held for portfolio, net	8,927,950	(12,024)	8,915,926
Accrued interest receivable (1)	305,192	–	305,192
Derivative assets (1)	28,182	–	28,182

Liabilities:
Deposits (1)	(1,046,225)	18	(1,046,207)
Consolidated Obligations:
Discount Notes	(35,437,545)	8,503	(35,429,042)
Bonds	(46,178,651)	(259,416)	(46,438,067)
Mandatorily redeemable capital stock	(117,624)	–	(117,624)
Accrued interest payable (1)	(430,827)	–	(430,827)
Derivative liabilities (1)	(161,806)	–	(161,806)

Other:
Commitments to extend credit for Advances	–	29	29
Standby bond purchase agreements	–	670	670
(1)	December 31, 2007 amounts have been adjusted in accordance with the retrospective application of FSP FIN 39-1. See Note 1 for further information on the adoption of FSP FIN 39-1.

(2)	December 31, 2007 amounts have been adjusted due to a reclassification of certain interest bearing deposits. See Note 1 for further information on this reclassification.
Note 19—Commitments and Contingencies
As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency Regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2008, and through the filing date of this report, the FHLBank does not believe that it is probable that it will be asked to do so.
The FHLBank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks’ Consolidated Obligations at December 31, 2008 or 2007. The joint and several obligations are mandated by Finance Agency Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s Consolidated Obligations, the FHLBank’s joint and several obligation is excluded from the initial recognition and measurement provisions of FIN 45. The par

152 of 184

amounts of the FHLBanks’ outstanding Consolidated Obligations for which the FHLBank is jointly and severally liable were approximately $1,251.5 billion and $1,189.7 billion at December 31, 2008 and 2007.
During the third quarter of 2008, the FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by HERA. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF are considered Consolidated Obligations with the same joint and several liability as all other Consolidated Obligations. The terms of any borrowings are to be agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of FHLBank Advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The FHLBank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury a list of eligible collateral updated on a weekly basis. As of December 31, 2008, the FHLBank had provided the U.S. Treasury listings of Advance collateral amounting to $24.0 billion, which provides for maximum borrowings of $21.2 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008 no FHLBank had drawn on this available source of liquidity.
Commitments that legally bind and unconditionally obligate the FHLBank for additional Advances totaled approximately (in thousands) $4,541 and $5,627 at December 31, 2008 and 2007. Commitments generally are for periods up to 12 months. Standby Letters of Credit are executed for members for a fee. A Standby Letter of Credit is a short-term financing arrangement between the FHLBank and its member. If the FHLBank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized Advance to the member. Outstanding Standby Letters of Credit were as follows:

	2008	2007
Outstanding Notional (in thousands)	$7,916,613	$6,923,230
Original Terms	15 days to 18 years	6 days to 18 years
Final Expiration Year	2024	2024
Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to Standby Letters of Credit entered into after 2002 are recorded in other liabilities and amounted to (in thousands) $3,104 and $2,530 at December 31, 2008 and 2007. Based on credit analyses performed by the FHLBank’s management as well as collateral requirements, the FHLBank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 8).
The FHLBank measures, monitors, classifies, and controls the credit risk in Standby Letters of Credit it issues based on an evaluation of the guaranteed entity in the same manner as for Advances. The primary method for control of such credit risk is through overcollateralization of the face amount of the instrument and in certain circumstances by requiring expanded information and/or delivery of that collateral. As with Advances, these collateral requirements are determined by a number of factors, including an internal credit rating the FHLBank assigns to the member, the type of collateral being pledged, the value assigned to the collateral, and an internal performance rating assigned to each loan collateral type.
The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank have expiration periods up to five years, currently no later than 2013, although some are renewable at the option of the FHLBank. Total commitments for standby bond purchases were $413.1 million and $211.9 million at December 31, 2008 and 2007. During 2008, the FHLBank was required to purchase $28.8 million of principal investments in the bonds of the Ohio Housing Finance Agency, none of which were still held at December 31, 2008. During 2007, the FHLBank was not required to purchase any bonds under these agreements.

153 of 184

Commitments that unconditionally obligate the FHLBank to purchase mortgage loans totaled $917.4 million and $48.4 million at December 31, 2008 and 2007. Commitments are generally for periods not to exceed 90 days. Such commitments are recorded as derivatives at their fair values.
The FHLBank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral pledge (collateral) agreements. As of December 31, 2008 and 2007, the FHLBank had no securities pledged as collateral to broker-dealers.
The FHLBank was committed to issue $200.0 million (par value) in Consolidated Bonds, none of which were hedged with associated interest-rate swaps, and $25.0 million (par value) of Discount Notes that had traded but not settled at December 31, 2008. At December 31, 2007, the FHLBank was committed to issue $230.0 million (par value) in Consolidated Bonds, none of which were hedged with associated interest-rate swaps.
The FHLBank charged to operating expenses net rental costs of approximately $1,913,000, $1,865,000, and $1,807,000 for the years ending December 31, 2008, 2007, and 2006. Future minimum rentals at December 31, 2008 were as follows (in thousands):

Year	Premises	Equipment	Total

2009	$920	$69	$989
2010	916	24	940
2011	858	24	882
2012	877	24	901
2013	904	24	928
Thereafter	678	–	678

Total	$5,153	$165	$5,318

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
Notes 1, 8, 10, 11, 12, 13, 14, 15, and 16 discuss other commitments and contingencies.
Note 20—Transactions with Other FHLBanks
Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. The FHLBank notes such activity on the face of its financial statements. There were no such loans or borrowings outstanding at December 31, 2008, 2007, or 2006. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the years ended December 31 (in thousands).

	Average Daily Balances
	2008	2007	2006

Loans to other FHLBanks	$17,634	$7,112	$9,667

Borrowings from other FHLBanks	–	–	411
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There are no formal arrangements governing the transfer of Consolidated Obligations between the FHLBanks, and

154 of 184

these transfers are not investments of one FHLBank in another FHLBank. Transferring debt at current market rates enables the FHLBank System to satisfy the debt issuance needs of individual FHLBanks without incurring the additional selling expenses (concession fees) associated with new debt. It also provides the transferring FHLBanks with outlets for extinguishing debt structures no longer required for their balance sheet management strategies.
During the years ended December 31, 2008 and 2007, the par amount of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $280,000 and $120,000, respectively. During the year ended December 31, 2008, the FHLBank of Dallas and the FHLBank of Chicago transferred par amounts of (in thousands) $150,000 and $130,000, respectively. All such transfers during the year ended December 31, 2007 were from the FHLBank of Dallas. The net premiums (discounts) associated with these transactions were (in thousands) $6,860 and $(142) in 2008 and 2007, respectively. There were no Consolidated Obligations transferred to the FHLBank during the year ended December 31, 2006. The FHLBank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 12). The FHLBank did not transfer any Consolidated Obligations to other FHLBanks in 2008, 2007, or 2006.
Note 21—Transactions with Stockholders
As a cooperative, the FHLBank’s capital stock is owned by its members, by former members that retain the stock as provided in the FHLBank’s Capital Plan and by non-member institutions that have acquired members and must retain the stock to support Advances or other activities with the FHLBank. All Advances are issued to members and all mortgage loans held for portfolio are purchased from members. The FHLBank also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLBank may enter into interest rate exchange agreements with its stockholders. The FHLBank may not invest in any equity securities issued by its stockholders and it has not purchased any mortgage-backed securities securitized by, or other direct long-term investments in, its stockholders.
For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorship elections, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorship elections, the FHLBank’s Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitations, no member owned more than 10 percent of the voting interests of the FHLBank in the election of directors at December 31, 2008 and 2007.
All transactions with stockholders are entered into in the ordinary course of business. Finance Agency Regulations require the FHLBank to offer the same pricing for Advances and other services to all members regardless of asset or transaction size, charter type, or geographic location. The FHLBank may, in pricing its Advances, distinguish among members based upon its assessment of the credit and other risks to the FHLBank of lending to any particular member, or other reasonable criteria that may be applied equally to all members. The FHLBank’s policies and procedures require that such standards and criteria be applied consistently and without discrimination to all members applying for Advances.

155 of 184

Transactions with Directors’ Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors’ Financial Institutions). Finance Agency Regulations require that transactions with Directors’ Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors’ Financial Institutions for the items indicated below as of December 31 (dollars in millions).

	2008		2007
	Balance	% of Total (1)	Balance	% of Total(1)
Advances	$734	1.4%	$1,289	2.4%
Mortgage Purchase Program	29	0.3	19	0.2
Mortgage-backed securities	–	–	–	–
Regulatory capital stock	61	1.5	118	3.3
Derivatives	–	–	–	–

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).
Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at December 31, 2008 and 2007 to members and former members holding 5 percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2008	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$841	21%	$14,856	$116
National City Bank	404	10	6,435	4,709
Fifth Third Bank	394	10	5,639	15
The Huntington National Bank	241	6	2,590	310
AmTrust Bank	223	5	2,338	–

Total	$2,103	52%	$31,858	$5,150

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2007	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$675	19%	$16,856	$134
Fifth Third Bank	372	10	5,539	17
National City Bank	327	9	4,696	5,378
The Huntington National Bank	231	7	3,085	171
AmTrust Bank	214	6	2,093	–

Total	$1,819	51%	$32,269	$5,700

Non-member Affiliates. The FHLBank has a relationship with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members’ bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the years ended December 31, 2008, 2007, or 2006. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $12,075,000, $13,140,000, and $13,820,000 as of December 31, 2008, 2007, and 2006, respectively. Donald R. Ball, a Director of the FHLBank, serves on the board of the Kentucky Housing Corporation. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of December 31, 2008 or 2007. Charles J. Ruma, a Director of the FHLBank, serves on the board of the Ohio Housing Finance Agency, where he chairs the Single Family Committee. The FHLBank did not have any investments in or borrowings extended to any other non-member affiliates during the years ended December 31, 2008, 2007, or 2006.

156 of 184

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
DISCLOSURE CONTROLS AND PROCEDURES
As of December 31, 2008, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2008, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of the FHLBank is responsible for establishing and maintaining adequate internal control over financial reporting. The FHLBank’s internal control over financial reporting is designed by, or under the supervision of, the FHLBank’s management, including its principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The FHLBank’s management assessed the effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the FHLBank determined that, as of December 31, 2008, the FHLBank’s internal control over financial reporting was effective based on those criteria.
The FHLBank’s registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report expressing an unqualified opinion on internal control over financial reporting as of December 31, 2008. This report is included herein “Item 8. Financial Statements and Supplementary Data.”
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the FHLBank’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

157 of 184

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
DIRECTORS
The following table sets forth certain information (ages as of March 1, 2009) regarding each of our current directors.

			Expiration of	Independent or
Name	Age	Director Since	Term as Director	Member (State)

Grady P. Appleton	61	2007	12/31/09	Independent (OH)
Donald R. Ball	72	(2003-2005) 2007	12/31/09	Independent (KY)
Robert E. Brosky	65	2003	12/31/12	Member (OH)
William Y. Carroll	69	2002	12/31/10	Member (TN)
B. Proctor Caudill, Jr., Vice Chair	59	2004	12/31/09	Member (KY)
James R. DeRoberts	52	2008	12/31/10	Member (OH)
Leslie Dolin Dunn	63	2007	12/31/12	Independent (OH)
Mark N. DuHamel	51	2009	12/31/11	Member (OH)
Stephen D. Hailer	58	(1993-1998) 2002	12/31/12	Member (OH)
Charles J. Koch	62	2008 (1)	12/31/10	Independent (OH)
Michael R. Melvin	64	(1995-2001) 2006	12/31/11	Member (OH)
Alvin J. Nance	51	2009	12/31/12	Independent (TN)
R. Stan Puckett	52	2005	12/31/10	Member (TN)
Charles J. Ruma	67	(2002-2004) 2007	12/31/11	Independent (OH)
William J. Small	58	2007	12/31/09	Member (OH)
Billie W. Wade	59	2007	12/31/09	Member (KY)
Carl F. Wick, Chair	69	2003	12/31/10	Independent (OH)

(1)	Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.
Mr. Appleton has served as Executive Director of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, for 27 years. Mr. Appleton was a member of the FHLBank’s Advisory Council from 1997 until 2006.
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
Mr. Carroll is Chairman of the Board and Director of Business Development of SmartBank, a state chartered bank in Pigeon Forge, Tennessee, that opened in January 2007. He previously served as President and Chief Executive Officer of Citizens National Bank, Sevierville, Tennessee, from 1982 until 1999 and served as Citizen National Bank’s Chairman and Chief Executive Officer from 1999 until his retirement in November 2005. Mr. Carroll also is a director of Carter County Bank, Elizabethton, Tennessee.
Mr. Caudill has been involved in banking for over 37 years. He served as President and Chief Executive Officer of Peoples Bank, Morehead, Kentucky, from 1981 until July 2006. Since August 2006, Mr. Caudill has served as a director of, and as Vice President of Business Development for, Kentucky Bancshares, Inc. and its subsidiary, Kentucky Bank, of Paris, Kentucky.

158 of 184

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
Mr. DuHamel has been the Executive Vice President of FirstMerit Bank, NA, Akron, Ohio, since February 2005. Previously, he had been a Senior Vice President of FirstMerit Bank, NA since 1996.
Mr. Hailer has been a director and President and Chief Executive Officer of North Akron Savings Bank, Akron, Ohio, since 1991.
Mr. Koch is the retired Chairman of the Board and Chief Executive Officer of Charter One Bank, N.A., Cleveland, Ohio. Mr. Koch served as the Chief Executive Officer from 1987, and the Chairman of the Board from 1995, until the bank was sold to Royal Bank of Scotland in 2004. Mr. Koch was a director of the Royal Bank of Scotland from 2004 until February 2009. He is currently a director of Assurant Inc.
Mr. Melvin has been President and a director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.
Mr. Nance has been Executive Director and the Chief Executive Officer of the Knoxville, Tennessee Community Development Corporation since 2000. Mr. Nance also serves as Vice Chairman of the Tennessee Housing Development Agency, the state’s housing finance agency.
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
Mr. Small has been Chairman and Chief Executive Officer of First Defiance Financial Corp. and Chairman of its subsidiary bank, First Federal Bank of the Midwest, of Defiance, Ohio, since 1999. He also served as Chief Executive Officer of First Federal Bank of the Midwest from 1999 until December 2008.
Mr. Wade has been Chief Executive Officer of Citizens Union Bank, Shelbyville, Kentucky, since 1991. He also served as President of Citizens Union Bank from 1991 through 2007.
Mr. Wick was employed by NCR Corporation from 1966 to 1994, when he retired. He currently is the owner of Wick and Associates, a business consulting firm, and is a member of the Ohio Board of Education.

159 of 184

EXECUTIVE OFFICERS
The following table sets forth certain information (ages as of March 1, 2009) regarding our executive officers.

			Employee of
Name	Age	Position	the FHLBank Since

David H. Hehman	60	President and Chief Executive Officer	1977
Andrew S. Howell	47	Executive Vice President and Chief Operating Officer	1989
Donald R. Able	48	Senior Vice President-Controller; Principal Financial Officer	1981
Carole L. Cossé	61	Senior Vice President and Chief Financial Officer	1979
Paul J. Imwalle	60	Senior Vice President-Member Services	1974
R. Kyle Lawler	51	Senior Vice President-Credit Services	2000
Carol M. Peterson	70	Senior Vice President-Housing & Community Investment	1974
Thomas F. Schlager	61	Senior Vice President-Bank Operations	1980
Stephen J. Sponaugle	46	Senior Vice President and Chief Risk Officer	1992
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
Mrs. Cossé became Senior Vice President and Chief Financial Officer in January 2007. Prior to that, she had served as the FHLBank’s Senior Vice President-Treasurer since 1998.
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
NOMINATION AND ELECTION OF DIRECTORS
We currently are authorized to have a total of seventeen directors. The Board is comprised of ten member directors and seven independent directors of which at least two must be designated as public interest directors. All directors are elected by our members.
The Finance Agency has issued regulations that govern the election process and also designate annually the total number of directorships and the number of member directorships for each state in the District. A member’s board of directors or an officer designated by the board may nominate a candidate for a member directorship from that state. To be eligible to serve as a member director, a candidate must be a citizen of the United States, an officer or director of a member institution that is located in the state, and such institution must meet all the minimum capital requirements established by its appropriate regulator. To qualify as an independent director, an individual must be a citizen of the United States, a bona fide resident of the FHLBank’s district, and meet knowledge or experience requirements prescribed by Finance Agency regulations. Our Board of Directors nominates candidates for independent directorships.

160 of 184

For both member and independent directorship elections, a member institution may cast one vote for each share of stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year. However, the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of FHLBank stock that were required to be held by all members located in its state.
The election process is conducted by mail. Our Board of Directors does not solicit proxies nor is any member institution permitted to solicit proxies in an election. Directors, officers, employees, attorneys, or agents of the FHLBank are permitted to support directly or indirectly the nomination or election of a particular individual for an independent directorship, but may not provide such support for a member directorship.
AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has determined (1) that each of Mr. Billie W. Wade, Chairman of the Audit Committee, and Committee member Mr. Mark N. DuHamel have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). For additional information regarding the independence of the directors of the FHLBank, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
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

161 of 184

Item 11.	Executive Compensation.
2008 COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis provides information on our compensation program for executive officers for 2008, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers).
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
The FHLBank’s Personnel Committee (the Committee) acts pursuant to a Board-approved charter that, among other things, includes oversight of the compensation program. The Committee, which is comprised of no fewer than three directors including at least one independent director, believes that our compensation philosophy, as expressed through the program, is effective in achieving its objectives. The Committee annually reviews the components of the compensation program to ensure that it is consistent with and supports the FHLBank’s mission, strategic business objectives and annual goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the compensation program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own the FHLBank’s capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.
The Committee recommends the President’s annual compensation package to the Board, which is responsible for approving all compensation provided to the President. Additionally, the Committee is responsible for reviewing and approving the compensation of all officers, including the other Named Executive Officers, and submitting its recommendations to the Board for final approval.
Management Involvement – Executive Compensation
While the Board is ultimately responsible for determining the compensation of the President and all other executive officers, the President and the Vice President, Human Resources and Administration periodically advise the Committee regarding competitive and administrative issues affecting our compensation program. They also present recommendations to the Committee regarding the compensation of all other executive officers.
Finance Agency Oversight – Executive Compensation
Section 1113 of HERA, enacted on July 30, 2008, amended the Federal Housing Enterprises Financial Safety and Soundness Act of 1992 (the “Housing Enterprises Act”) and requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. The Finance Agency recently initiated a project to determine how best to implement these statutory requirements with respect to the FHLBanks. Until such

162 of 184

time as further guidance is issued, the FHLBanks have been directed to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board’s November 2008 and January 2009 meetings, we submitted the 2009 base salaries as well as short and long-term incentive payments earned for 2008 for our Named Executive Officers to the Finance Agency. At this time, we do not expect the statutory requirements to have a material impact on our executive compensation plans.
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
Mortgage Banks: Although mortgage banks do not engage in wholesale lending as their primary source of business and are not comparable in total assets to the FHLBank, many of the skills and experiences acquired through employment with a mortgage bank are transferable to the FHLBank. When benchmarking executive positions, the Committee generally uses compensation data from mortgage banks with product offerings, complexity and assets that align relatively closely with the size and scope of responsibility required by the FHLBank.
Commercial Banks: Although primarily different in the capital markets function, we compete for talent with commercial banks since both we and they engage in wholesale/institutional lending and have similarities in middle office and support areas. As with mortgage banks, when benchmarking executive positions, the Committee generally uses compensation data from commercial banks with relatively similar product offerings, complexity and assets.
Other FHLBanks: While all FHLBanks share the same public policy mission, they can differ considerably in their relative mix of services, investment risk/credit quality and geographical location, which directly impacts labor market competition. When benchmarking executive positions, the Committee considers compensation levels and practices within the FHLBank System.
When determining compensation of our executive officers, the Committee uses comparative compensation information of our peer group as a reference point for determining the amount of total compensation, individual components of compensation, and relative proportion of each component of compensation. Our peer group includes compensation data from the other FHLBanks and other federal housing GSEs, as well as a custom benchmarking analysis group. In 2004, the Committee engaged the services of McLagan Partners, a nationally recognized compensation consulting firm specializing in the financial services industry, to assist in determining the appropriate mix of compensation provided to executive officers and to evaluate the effectiveness of our total compensation program. During each of the past four years, including 2008, McLagan Partners has provided updated peer group compensation data to the Committee and the President for FHLBank officers.

163 of 184

In recognition of the differences in organization structure as well as scope of job responsibilities of our executives, McLagan Partners custom benchmarking analysis aligns FHLBank positions to comparable positions at the divisional or subsidiary level of the peer group employers. Additionally while a number of multinational financial institutions are included in the analysis, McLagan Partners selectively utilizes compensation data for comparable positions of the firms’ U.S. based subsidiaries. A consolidated list of the participants that were included by McLagan Partners in the FHLBank’s 2007 custom benchmarking analysis for purposes of 2008 compensation follows:

AEGON USA Realty Advisors, Inc.
AIB Capital Markets
Australia & New Zealand Banking Group
Banco Bilbao Vizcaya Argentaria
Bank Hapoalim
Bank of America
Bank of Tokyo – Mitsubishi UFJ
BMO Financial Group
BNP Paribas
Branch Banking & Trust Co.
Brown Brothers Harriman & Co.
CALYON
Cargill
CIBC World Markets Citigroup Citizens Bank Commerzbank Fifth Third Bank Fortis Financial Services LLC GE Commercial Finance GMAC HSBC Bank HSBC Global Banking and Markets ING JP Morgan Chase KBC Bank	KeyCorp
Lloyds TSB
Prudential Financial
Rabobank Nederland
Royal Bank of Canada
Societe Generale
Standard Chartered Bank
SunTrust Banks
The CIT Group
The Northern Trust Corporation
Wachovia Corporation
Washington Mutual
Wells Fargo Bank
For purposes of the 2009 compensation, the analysis included the same participants as listed above, with the addition of Credit Industriel et Commercial, Hypo Vereinsbank, Nordea Bank, and Skandinaviska Enskilda Banken.
Elements of the FHLBank’s Compensation Plan and Why We Chose Each
The Committee utilizes a balanced approach for delivering base salary and short and long-term incentive pay with our compensation program. While our short-term incentive compensation plan rewards all officers and staff for the achievement of FHLBank annual strategic business goals, our long-term incentive compensation plan is provided to executive and senior officers for achievement of specific, strategic and mission-related goals for which FHLBank performance is measured over a three-year period. The Committee has not established or assigned specific target percentages to each element of the FHLBank’s executive compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary and short and long-term incentive compensation and other benefits (including retirement plan contributions), to each executive officer that, when the FHLBank meets its annual performance goals, is at or near the market median of the external benchmark comparisons. However, due to the tenure of our executives, an individual element of compensation may vary above or below the market median for the peer group.
The Committee believes that the difference between the compensation of the President and the compensation of our other executive officers is consistent with such differences found in the external benchmarks. Further, the Committee has reviewed the internal relationships between the compensation of the President and that of other executive officers and has deemed it to be appropriate.
While the competitiveness of the compensation program is considered an important factor for attracting and retaining executives, the Committee also reviews the overall value of the total compensation package to ensure the program is well designed and fiscally responsible from both a regulatory and corporate governance perspective.
Additionally, the Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten the value of the FHLBank. The Committee believes that base salary is a sufficient percentage of total compensation to discourage such risk-taking by our executive officers and that its mix of functional short and long-term incentive goals also does not encourage unnecessary or excessive risk. Moreover, the Committee retains the discretion to reduce or withhold payment if they determine that an executive has caused the FHLBank to incur such a risk.

164 of 184

Elements of Total Compensation Program
The following table summarizes all compensation to the FHLBank’s Named Executive Officers for the years ended December 31, 2008, 2007 and 2006. Discussion of each component follows the table.
Summary Compensation Table

					Change in
					Pension
					Value &
				Non-Equity	Non-Qualified
				Incentive	Deferred
				Plan	Compensation	All Other
Name and Principal Position	Year	Salary(1)	Bonus	Compensation (2)	Earnings (3)	Compensation (4)	Total

David H. Hehman	2008	$600,023	$–	$575,923	$1,034,000	$67,106	$2,277,052
President and Chief Executive Officer	2007	561,481	–	550,588	668,000	57,042	1,837,111
Principal Executive Officer	2006	530,266	50,000	339,219	744,000	50,354	1,713,839

Donald R. Able	2008	181,619	–	113,852	228,000	15,040	538,511
Senior Vice President – Controller	2007	171,115	–	93,897	102,000	14,166	381,178
Principal Financial Officer	2006	158,343	–	64,994	66,000	11,817	301,154

Andrew S. Howell (5)	2008	274,954	–	190,835	221,000	24,089	710,878
Executive Vice President and Chief	2007	227,704	–	158,556	82,000	18,469	486,729
Operating Officer

Carole L. Cossé	2008	242,365	–	152,547	373,000	11,427	779,339
Senior Vice President and Chief	2007	233,831	–	147,578	282,000	19,612	683,021
Financial Officer	2006	220,246	–	93,030	214,000	18,060	545,336

R. Kyle Lawler	2008	213,385	–	141,609	88,000	18,015	461,009
Senior Vice President	2007	209,575	–	138,806	48,000	17,772	414,153
Credit Services	2006	203,177	–	86,621	33,000	16,772	339,570

(1)	Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees) as follows: Mr. Hehman, $32,923; Mr. Able, $11,619; Mr. Howell, $14,954; Mrs. Cossé, $17,365; and Mr. Lawler, $5,385.

(2)	Amounts shown for 2008 reflect total payments pursuant to the 2008 Short-Term Non-Equity Incentive Plan and the 2006-2008 Long-Term Non-Equity Incentive Plan performance period, as follows:

	Short-Term	Long-Term
Name	Incentive Plan	Incentive Plan	Total

David H. Hehman	$421,638	$154,285	$575,923
Donald R. Able	84,172	29,680	113,852
Andrew S. Howell	154,734	36,101	190,835
Carole L. Cossé	111,404	41,143	152,547
R. Kyle Lawler	102,987	38,622	141,609

(3)	Represents change in the actuarial present value of accumulated pension benefits only which is primarily dependent on changes in interest rates, years of benefit service and salary. No above market or preferential earnings are paid on deferred compensation.

(4)	For 2008, amounts include matching contributions to the qualified and non-qualified defined contribution pension plans as follows: Mr. Hehman, $56,967; Mr. Able, $15,040; Mr. Howell, $24,089; Mrs. Cossé, $11,427; and Mr. Lawler, $18,015. For Mr. Hehman, 2008 also includes perquisites totaling $10,139 which included personal use of an FHLBank-owned vehicle ($7,093), spousal travel ($2,696), and a membership in a waiting area designated for frequent airline travelers ($350).

(5)	Mr. Howell was named Executive Vice President, Chief Operating Officer as of January 1, 2008. He was not a Named Executive Officer in 2006.

165 of 184

Salary
Base salary is both a key component of the total compensation program and a key factor when attracting and retaining executive talent. While base salaries for the Named Executive Officers are influenced by a number of factors, they generally target the median of the competitive market. Other factors affecting an executive’s base salary include length of time in position, relevant experience, individual achievement, and the size and scope of assigned responsibilities as compared to the responsibilities of other executives. Base salary increases traditionally take effect at the beginning of each calendar year and are granted after a review of the individual’s performance and contributions to the achievement of our annual business plan goals and strategic objectives.
In November 2008, the Committee recommended, and the Board approved, the following 2009 base salaries for the Named Executive Officers: Mr. Hehman, $586,950; Mr. Able, $183,000; Mr. Howell, $284,000; Mrs. Cossé, $247,000; and, Mr. Lawler, $214,000. The 2009 merit increases in base salary ranged from 2.9 percent to 3.5 percent. Further, in response to current labor market data, Mr. Able, Mr. Howell and Mrs. Cossé received market adjustments to their respective base salaries for 2009, which ranged from 4.1 percent to 6.3 percent. For the Named Executive Officers (other than the President), the Committee’s actions were based on the President’s recommendations for each individual executive, an analysis of recent market data corresponding to the positions, and an evaluation of the executive’s annual performance.
Short-Term Non-Equity Incentive Plan Compensation
The Executive Incentive Compensation (STI) Plan is an annual cash-based incentive compensation plan designed to promote and reward higher levels of performance for accomplishing Board-approved goals. The annual STI goals generally reflect desired financial, operational and public mission objectives for the current fiscal year. Each goal is assigned an incentive weight reflecting its relative importance and potential impact on our strategic initiatives and annual business plan, and each is assigned a quantitative threshold, target and maximum level of performance. Prior to 2007, participating executive officers below the President and Executive Vice President level also were assigned individual goals that reflected the person’s designated duties and responsibilities. Beginning with 2007, the individual goal component was eliminated for these executives to focus exclusively on our annual performance.
When establishing the annual STI goals and corresponding performance levels, the Board anticipates that we will successfully achieve threshold level of performance nearly every year. The target level is aligned with expected performance and is anticipated to be reasonably achievable in a majority of plan years. The maximum level of performance reflects a graduated level of difficulty from the target performance level and requires superior performance to achieve.

166 of 184

For calendar year 2008, the Board approved a total of ten goals in the functional areas of Member Asset Activity, Housing and Community Outreach, Profitability and New Membership. The following table presents the incentive weights, target performance level, and the actual results achieved for the 2008 STI goals.

(Dollars in thousands)
		Incentive	Target		Results
Member Asset Activity (Aggregate Incentive Weight – 30%)		Weight	Performance		Achieved

a)	Average Advances	5.0%	$51,000,000		$59,972,439

b)	Increase in Average Credit Balances with

	Members with Assets < $1billion	7.5	$7,400,000		$8,407,014

c)	New Credit Services Users	7.5	46		138

d)	MPP New Delivery Commitments	5.0	$400,000		$1,948,842

e)	MPP Participating Financial Institutions – 2008 New Users	5.0	10		13

Housing and Community Outreach (Aggregate Incentive Weight – 25%)

a)	Members Using One or More Housing and Community

	Investment Programs during 2008	15.0	260		293

b)	Community Outreach Events	10.0	40		47

Profitability (Aggregate Incentive Weight – 35%)

	Adjusted Net Income (1) Divided by Average Shares Outstanding compared to Average Three-Month LIBOR Plus Basis Point Spread (bps)	35.0	200	bps	358	bps

New Membership (Aggregate Incentive Weight – 10%)

a)	2008 Membership Approvals	5.0	15		26

b)	Insurance Company Approvals	5.0	3		7

(1)	Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of SFAS 133 and further adjusted to amortize Advance prepayment fees over their remaining weighted average term (at the time of prepayment) instead of when they occur.
Each executive officer, including the Named Executive Officers, is assigned an annual incentive award opportunity, stated as a percentage of base salary, which corresponds to the individual’s level of organizational responsibility and ability to contribute to and influence overall performance. The annual incentive award opportunity established for executives is designed to be comparable with the annual incentive opportunities for executives with similar duties and responsibilities at our peer group. The Board believes the annual incentive opportunity and plan design provide an appropriate, competitive reward to all officers, including the Named Executive Officers, commensurate with the achievement levels expected for the incentive goals.
The incentive award opportunities for the 2008 plan year are shown below.

	Incentive	Incentive	Incentive
	Opportunity	Opportunity	Opportunity
Name	at Threshold	at Target	at Maximum

David H. Hehman	25.0%	55.0%	75.0%

Donald R. Able	17.5	35.0	50.0

Andrew S. Howell	17.5	45.0	60.0

Carole L. Cossé	17.5	35.0	50.0

R. Kyle Lawler	17.5	35.0	50.0

167 of 184

The authorization for payment of STI awards, if any, earned by participants in the annual incentive plan generally is granted following certification of the year-end performance results by the Board at its January meeting. The annual cash incentive payments are determined based on the actual achievement level for each goal in comparison with the performance levels established for that goal.
If actual performance falls below the threshold level of performance no payment is made for that goal. If actual performance exceeds the maximum level only the value assigned as the performance maximum is paid. When actual performance falls between the assigned threshold, target and maximum performance levels, an interpolated achievement is calculated for that goal. The achievement for each goal is then multiplied by the corresponding incentive weight assigned to that goal and the results for each goal are summed to arrive at the final incentive award payable to the executive. Although not utilized for 2008, the Board has sole discretion to increase or decrease any STI awards, including the ability to approve an additional incentive payment for extraordinary individual performance.
At its January 2009 meeting, following certification of the 2008 performance results, the Board authorized the distribution to the Named Executive Officers of the STI awards shown in Note 2 to the Summary Compensation Table. For the 2008 plan year, we cumulatively achieved approximately 99 percent of the available maximum incentive opportunity. These results were an increase in overall FHLBank performance against the 2008 goals as compared to the 87 percent achieved for 2007. We believe the increase in 2008 performance evidenced our continued ability to serve and reinforce our role as an important provider of reliable and attractively priced wholesale funding to members during the financial crisis. This was reflected in members’ broad-based demand for liquidity and funding, which resulted in the growth of average balances of Advances by almost 22 percent during 2008 compared to 2007. There was a greater reliance on Advances across the membership, as shown by the number of additional borrowers in 2008. At December 31, 2008, 79 percent of members had Advances, compared to 74 percent at year-end 2007. Additionally, as mortgage rates declined in 2008, our mortgage commitments increased, which contributed to the approval of 21 new members to participate in the Mortgage Purchase Program. In 2008, 39 percent of our members participated in one or more of our housing and community investment programs, which included $9 million in response to rising mortgage foreclosures and separately targeted vacant foreclosure related properties or areas of high foreclosure. Finally, although net income decreased in 2008, primarily as a result of the significantly lower interest rate environment, our operations continued to generate a competitive level of profitability compared to three-month LIBOR.

168 of 184

At its February 2009 meeting, the Board established the STI goals, the incentive weights and performance levels (measures) corresponding to each STI goal and the STI award opportunities for the 2009 plan year as shown below. The 2009 incentive award opportunities for our executives are identical to those set forth above for the 2008 plan.
2009 Short-Term Incentive Goals

Member Asset Activity (Aggregate Incentive Weight – 30%)
a)	Average Advances	Weight: 5.0%
b)	Increase in Average Credit Balances with Members with Assets ﻜ $1.0B	Weight: 7.5%
c)	New Credit Services Users	Weight: 7.5%
d)	MPP New Delivery Commitments	Weight: 5.0%
e)	MPP Participating Financial Institutions – 2009 New Users	Weight: 5.0%
Community Outreach

Community Outreach Events		Weight: 10.0%
Risk
Ratio of Market Value of Equity to par value of Regulatory Capital Stock Post Interest Rate Shock		Weight: 15.0%
Profitability

Adjusted Net Income (1) Divided by Average Shares Outstanding compared to Average Three-Month LIBOR Plus Basis Point Spread (bps)		Weight: 35.0%
New Membership

2009 Membership Approvals		Weight: 10.0%

(1)	Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of SFAS 133 and further adjusted to amortize Advance prepayment fees over their remaining weighted average term (at the time of prepayment) instead of when they occur.
In setting the performance measures for 2009, the Board considered STI results against target for 2008, relevant aspects of the FHLBank’s financial outlook for 2009, including the extent to which, and length of time for which, the disruptions in the financial markets may continue to benefit our Mission Asset Activity and the related impact of liquidity pressures in the credit, banking and mortgage markets. The Board also considered opportunities to increase membership and members’ business with the FHLBank. For 2009, the Board increased the performance targets from the 2008 levels.
At its February 2009 meeting, the Board also adopted a clawback provision for the STI Plan. This clawback provision allows the FHLBank to recover any incentive paid to a participant based on achievement of financial or operational goals which are subsequently deemed to be inaccurate, misstated or misleading. Our Board believes this clawback requirement will serve as a deterrent to all executives from manipulating financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.
Additionally, the Board and President jointly review the STI goals and performance progress on a periodic basis to determine if any actions are necessary, including revisions or other updates. The Board did not take any actions to revise or update the STI goals during 2008.
Long-Term Non-Equity Incentive Plan Compensation
The Executive Long-Term Incentive (LTI) Plan is a cash-based, performance unit plan designed to promote higher levels of performance by selected executive and senior officers, including the Named Executive Officers, for accomplishing Board-approved long-term goals. The LTI goals generally reflect desired financial, operational and public mission objectives as measured over a three-year period, which we believe promotes and encourages our long-term success and financial viability and thereby enhances our value to our stockholders. Each approved LTI goal is

169 of 184

assigned an incentive weight reflecting its relative importance and potential impact on the strategic long-term initiatives, and each is assigned a quantitative threshold, target and maximum level of performance.
The LTI Plan was initially established in 2005 with a performance period of January 1, 2005 through December 31, 2007. Since then, each year the Board has established a new three-year performance period, commencing each January 1, so that three overlapping performance periods are in effect at one time. The Board expects to continue this practice.
When establishing LTI goals for each three-year performance period and the corresponding performance levels, the Board anticipates the successful achievement of the threshold level of performance nearly every performance period. The target level is aligned with expected performance and is anticipated to be reasonably achievable. The maximum level reflects a graduated level of difficulty from the target performance level and requires exceptional performance for the FHLBank to achieve.
For the 2008 – 2010 performance period, the Board of Directors approved a total of four LTI goals in the areas of Operating Efficiency, Risk Adjusted Profitability, Market Penetration and Affordable Housing/Community Investment. The 2008 – 2010 LTI goals and related incentive weights for each goal are shown below.

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
At the beginning of each performance period, the Board establishes a base award opportunity for each executive officer in the form of a grant of a fixed number of performance units, with an assigned value of $100 per unit, equal to a percentage of the participant’s base salary. The value of each performance unit then fluctuates as a function of the actual performance in comparison with the performance levels established for each LTI goal. Generally, the higher the level of an executive officer’s organizational responsibility, the higher the LTI award opportunity. The award opportunity established for each executive officer for target performance is designed to be comparable with the LTI opportunities available to executives with similar duties and responsibilities at our peer group.
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
If, however, actual performance fails to meet the threshold (minimum) level for the Affordable Housing/Community Investment goal, no LTI award will be paid to any participant for that performance period. If actual performance falls below the threshold level of performance for any other LTI goal, no payment will occur for that goal. Also, if actual performance exceeds the performance maximum for an LTI goal, only the maximum for that goal will be paid. Although not utilized for the 2006 – 2008 performance period, the Board also has sole discretion to increase or decrease LTI awards by ten percent to recognize performance that is not captured by the total achievement level of the LTI goals.

170 of 184

At its March 2009 meeting, following certification of the performance results for the 2006 – 2008 performance period, the Board authorized the distribution of LTI Plan payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 61 percent of the available maximum incentive opportunity for FHLBank goals. The LTI Plan payments for the 2006 – 2008 performance period are shown in Note 2 to the Summary Compensation Table.

	Incentive	Target	Results
	Weight	Performance	Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	33 1/3%	5	1

RISK ADJUSTED PROFITABILITY:
Ranking of Return on Average Equity (ROAE) in comparison to other FHLBanks	33 1/3%	5	3

MARKET PENETRATION:
Ratio of Member Advances to Member Assets	33 1/3%	5.75%	5.45%

AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	+/- 10%	30.00%	38.80%
At its March 2009 meeting, the Board also reviewed the performance for each LTI goal for the remaining three-year performance periods operating concurrently. Based on the results to date, we project an achievement level between the target and maximum levels of performance for both the 2007 – 2009 and 2008 – 2010 performance periods. The Board and President jointly review the LTI goals and performance progress on a periodic basis to determine if any actions are necessary, including revisions or other updates.
At its February 2009 meeting, the Board engaged McLagan Partners to evaluate the executive compensation program in light of the current economic conditions and specifically to determine whether the FHLBank should continue to provide, or adjust the design of, the LTI Plan. Based on this review, McLagan did not recommend any changes to the LTI at this time. However, the Board will continue to monitor developments in the marketplace to ensure appropriate compensation levels.
Therefore, at the March 2009 meeting, the Board established the LTI goals for the 2009 – 2011 performance period, the incentive weights and performance measures corresponding to each LTI goal and the LTI award opportunities for our executive officers. In setting the performance measures, the Board considered the results of the past three years, as well as future expectations. The LTI incentive goals and incentive weights are the same as those approved for the 2008 – 2010 performance period.
The Board also adopted a clawback provision for our LTI Plan. This clawback provision allows the FHLBank to recover any incentive paid to a participant based on achievement of financial or operational goals which are subsequently deemed to be inaccurate, misstated or misleading. Our Board believes this clawback requirement should serve as a deterrent to all executives from manipulating financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

171 of 184

The following table provides information on grants made during 2008 under the STI Plan for 2008 and the LTI Plan for the 2008 – 2010 performance period.
2008 Grants of Plan-Based Awards

			Estimated Future Payouts Under
		Grant	Non-Equity Incentive Plan Awards
Name	Plan	Date	Threshold	Target	Maximum

David H. Hehman	STI	January 17, 2008	$141,775	$311,905	$425,325
	LTI	February 24, 2008	76,545	170,100	280,665

Donald R. Able	STI	January 17, 2008	29,750	59,500	85,000
	LTI	February 24, 2008	15,300	34,000	56,100

Andrew S. Howell	STI	January 17, 2008	45,500	117,000	156,000
	LTI	February 24, 2008	29,250	65,000	107,250

Carole L. Cossé	STI	January 17, 2008	39,375	78,750	112,500
	LTI	February 24, 2008	20,250	45,000	74,250

R. Kyle Lawler	STI	January 17, 2008	36,400	72,800	104,000
	LTI	February 24, 2008	18,720	41,600	68,640
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

172 of 184

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
2008 Pension Benefits

	Plan	Number of Years	Present Value (2) of
Name	Name	Credited Service (1)	Accumulated Benefits

David H. Hehman	Pentegra DB	30.92	$1,538,000
	DB/BEP	30.92	4,967,000

Donald R. Able	Pentegra DB	27.42	614,000
	DB/BEP	27.42	34,000

Andrew S. Howell	Pentegra DB	18.50	399,000
	DB/BEP	18.50	183,000

Carole L. Cossé	Pentegra DB	28.92	1,627,000
	DB/BEP	28.92	742,000

R. Kyle Lawler	Pentegra DB	7.50	204,000
	DB/BEP	7.50	67,000

(1)	For pension plan purposes, the calculation of credited service begins upon completion of a required waiting period following the date of employment. Accordingly, the years shown are less than the executive’s actual years of employment. Because IRS regulations generally prohibit the crediting of additional years of service under the qualified plan, such additional service also is precluded under the DB/BEP, which only restores those benefits lost under the qualified plan.

(2)	See Note 16 of the Notes to Financial Statements for details regarding valuation assumptions.
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
Under the Pentegra DC plan, a participant may elect to contribute up to 100 percent of eligible compensation on either a before-tax, i.e., 401(k), or after-tax basis. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund. Investment fund elections may be changed daily by the participants. A participant may withdraw vested account balances while employed, subject to certain plan limitations, which include those under IRS regulations. Participants also are permitted to revise their contribution/deferral election once each pay period. However, the revised election is only applicable to future earnings and may also be limited by IRS regulations.
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

173 of 184

DC plan in all material respects and requires participants to make contributions in order to continue receiving matching contributions.
Under the DC/BEP, participants may elect to contribute up to 100 percent of eligible compensation (as defined in the Pentegra DC) on a pre-tax basis only. Additionally, effective April 1, 2008, participants in the LTI Plan may defer up to 100 percent of an LTI award. However, since LTI awards are not considered eligible compensation (as defined in the Pentegra DC) such deferrals will not receive a matching contribution from the FHLBank. The DC/BEP permits executives to self-direct investment elections into one or more phantom (proxy) investment funds that mirror those funds available under the qualified plan. The investment returns credited to a participant’s DC/BEP account also mirror the investment returns that the participant would have received on those amounts had the contributions been permitted under the Pentegra DC plan.
The following table provides information for 2008 relating to the DC/BEP.
2008 Non-Qualified Deferred Compensation

	Executive	FHLBank	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Balance
Name	In 2008 (1)	In 2008 (2)	In 2008	12/31/2008 (3)

David H. Hehman	$440,562	$52,375	$(703,291)	$1,939,861

Donald R. Able	9,567	5,492	(6,492)	23,507

Andrew S. Howell	65,332	14,542	(104,540)	205,712

Carole L. Cossé	19,789	9,346	(12,883)	70,793

R. Kyle Lawler	28,472	11,040	(32,423)	312,769

(1)	Deferral amounts shown are included as “Salary” and/or “Non-Equity Incentive Plan Compensation” reported on the Summary Compensation Table.

(2)	These amounts represent the non-qualified portion of the matching contributions identified in Note 4 to the Summary Compensation Table.

(3)	Includes the executive and FHLBank contribution amounts as reported in the Summary Compensation Table commencing in 2006 through the current report as follows: Mr. Hehman, $1,264,667; Mr. Able, $29,055; Mr. Howell, $121,609; Mrs. Cossé, $46,079; and Mr. Lawler, $111,402.
Fringe Benefits and Perquisites
Executive officers are eligible to participate in the traditional fringe benefit plans that are made available to all other employees, including participation in the pension plans, medical, dental and vision insurance program and group term life and long term disability (LTD) insurance plans, as well as annual leave (i.e., vacation) and sick leave policies. Executives participate in our subsidized medical, dental and vision insurance and group term life and LTD insurance programs on the same basis and terms as do all our employees. When applicable, relocation benefits are provided to executive officers and such reimbursement generally is provided on a tax-neutral basis. Executive officers also receive on-site parking at our expense.
In accordance with Board policy, the perquisites provided by the FHLBank represent a small fraction of an executive officer’s annual compensation and are provided in accordance with market practices for executives in similar positions and with similar responsibilities. During 2008, the President and the Executive Vice President were each provided with an FHLBank-owned vehicle for their business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer’s personal use of an FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on an authorized business trip. The transportation and other related expenses associated with the spouse’s travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. We also maintain a membership in a waiting area designated for frequent airline travelers in our President’s name. During

174 of 184

2008, these perquisites totaled $10,139 for Mr. Hehman, as shown in the Summary Compensation Table. Perquisites for each other Named Executive Officer did not individually or collectively exceed $10,000 and are therefore excluded from the Summary Compensation Table.
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
Employment Arrangements and Severance Benefits
Pursuant to the FHLBank Act, all employees of the FHLBank are “at will” employees. Generally, the President works at the pleasure of the Board and all other executive officers and employees work at the pleasure of the President. Accordingly, an employee may resign employment at any time and we may terminate an employee’s employment at any time for any reason, with or without cause and with or without notice.
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
COMPENSATION COMMITTEE REPORT
The Personnel Committee of the Board of the Directors of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:
The Personnel Committee has reviewed and discussed the 2008 Compensation Discussion and Analysis set forth above with the FHLBank’s management. Based on such review and discussions, the Personnel Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Carl F. Wick (Chair)
Robert E. Brosky
William Y. Carroll
B. Proctor Caudill, Jr.
Stephen D. Hailer
Charles J. Koch
Michael R. Melvin

175 of 184

COMPENSATION OF DIRECTORS
In accordance with Finance Agency Regulations and the FHLBank Act as amended by HERA, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed on behalf of the FHLBank. Under this policy, compensation is comprised of per meeting fees and reimbursement for reasonable FHLBank travel-related expenses. The meeting fees are intended to compensate our directors for time spent reviewing materials sent to them on a periodic basis, for preparing for meetings, for participating in any other activities for the FHLBank and for actual time spent attending the meetings of the Board of Directors and its committees.
Prior to HERA, our meeting fees were subject to an annual maximum amount established by regulation. Although HERA removed this cap in late July 2008, our Board did not change its compensation for the remainder of the year from the previously-established amount. The following table sets forth the per meeting fees and the annual caps for 2008:

	Per Meeting Fee	Annual Cap
2008
Chair	$4,200	$31,232
Vice Chair	3,300	24,986
Other Members	2,500	18,739
During 2008, total directors’ fees and travel expenses incurred by the FHLBank were $309,661 and $360,784, respectively.
At its January 2009 meeting, the Board considered the subject of appropriate compensation, given the recent removal of annual limitations on directors’ fees. When determining the FHLBank’s 2009 fee schedule, the Board reviewed and considered a compensation study recently prepared for the FHLBanks by McLagan Partners which addressed current trends in directors’ compensation. The study indicated that the maximum pre-HERA fees payable to directors of the FHLBanks were well below the fees paid to directors of other comparable financial institutions.
For 2009, the Board set the per meeting fees and annual caps as follows:

	Per Meeting Fee	Annual Cap
2009
Chair	$7,800	$60,000
Vice Chair	7,150	55,000
Other Members	5,800	45,000
In addition, the chairs of Board committees will be paid the following annual fees: Audit Committee, $10,000; Finance & Risk Management Committee, $10,000; and other committees, $5,000. Other members of the Audit Committee will receive an additional $5,000. However, the Board Chair will not receive any additional compensation for chairing any committee and no director may receive fees totaling more than the annual amount paid to the Board Chair.
We also have established a non-qualified deferred compensation plan for members of the Board of Directors (the Directors’ Plan). The Directors’ Plan is an unfunded, contributory, deferred compensation plan that permits a participant to defer all or part of the annual remuneration, plus any investment returns thereon, to future years. Under the Directors’ Plan, directors may self-direct investment elections into one or more phantom (proxy) investment funds that mirror those funds available under the Pentegra DC plan. The investment returns credited to a participating director’s account are at the market rate for the selected investment. We do not contribute to the Directors’ Plan. Generally, distribution begins following a participating director’s retirement from the Board.
With prior approval, our current Travel Policy permits a spouse to accompany a director on an authorized business trip. The transportation and other related expenses associated with the spouse’s travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2008, fifteen directors received reimbursement for spousal travel expenses. These expenses did not exceed $10,000 for any director and are therefore excluded from the Directors Compensation Table below.

176 of 184

The following table sets forth the meeting fees earned by each director for the year ended December 31, 2008. No other reportable compensation was paid to our directors for the year.
2008 Directors Compensation Table

Fees
Earned or
Name	Paid in Cash

Grady P. Appleton	$18,739

Donald R. Ball	18,739

Richard C. Baylor, Vice Chair	19,800

Robert E. Brosky	18,739

William Y. Carroll	18,739

B. Proctor Caudill, Jr.	18,739

James R. DeRoberts	18,739

Leslie Dolin Dunn	18,739

Stephen D. Hailer	18,739

Charles J. Koch	17,500

Michael R. Melvin	17,500

R. Stan Puckett	18,739

Charles J. Ruma	18,739

William J. Small	18,739

Billie W. Wade	17,500

Carl F. Wick, Chair	31,232
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Personnel Committee of the Board of Directors is charged with responsibility for the FHLBank’s compensation policies and programs. For both 2008 and 2009, this Committee was and is composed of Carl F. Wick (Chair), Robert E. Brosky, William Y. Carroll, B. Proctor Caudill, Jr., Stephen D. Hailer and Charles J. Koch, none of whom is or previously was an officer or employee of the FHLBank. For 2009, the Committee also included Michael R. Melvin. In 2008, the Committee also included Richard C. Baylor, who ceased to be a member of the Board effective December 2008. None of the FHLBank’s executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank’s Personnel Committee or Board of Directors.

177 of 184

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.
The following table lists member institutions holding five percent or more of outstanding capital stock at February 28, 2009 and includes any known affiliates that are members of the FHLBank:

(Dollars in millions)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares

U.S. Bank, N.A.	Cincinnati, OH	$841	21%	8,412,089
National City Bank	Cleveland, OH	404	10	4,035,579
Fifth Third Bank	Cincinnati, OH	394	10	3,937,514
The Huntington National Bank	Columbus, OH	241	6	2,405,781
AmTrust Bank	Cleveland, OH	223	5	2,225,418
The following table lists capital stock outstanding as of February 28, 2009 held by member institutions that have an officer or director who serves as a director of the FHLBank:

(Dollars in millions)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock

FirstMerit Bank, NA	Akron, OH	119	2.9%
First Federal Bank of the Midwest	Defiance, OH	19	0.5
GreenBank	Greeneville, TN	12	0.3
Citizens Union Bank (1)	Shelbyville, KY	10	0.2
Kentucky Bank	Paris, KY	7	0.2
First Federal S&LA of Lorain	Lorain, OH	4	0.1
Perpetual Federal Savings Bank	Urbana, OH	3	0.1
North Akron Savings Bank	Akron, OH	2	0.1
The Arlington Bank	Columbus, OH	1	0.0
SmartBank	Pigeon Forge, TN	1	0.0

(1)	Includes one affiliate institution which is an FHLBank member.

178 of 184

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
DIRECTOR INDEPENDENCE
Because we are a cooperative, capital stock ownership is a prerequisite to transacting any business with us. Transactions with our stockholders are part of the ordinary course of – and are essential to the purpose of – our business.
Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Wick, Appleton, Ball, Koch, Nance and Ruma and Ms. Dunn, our seven non-industry directors, have no transactions, relationships or arrangements with the FHLBank other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.
A Finance Agency Regulation (12 C.F.R. § 917.7(c)), available at www.fhfb.gov, specifies independence criteria for members of our Audit Committee. Under these criteria, all of our directors are independent.
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
All transactions with members are entered into in the ordinary course of business. Finance Agency Regulations require us to provide the same pricing for Advances and other services to all members regardless of asset or transaction size, charter type, or geographic location. We may, in pricing Advances, distinguish among members based upon our assessment of the credit and other risks to the FHLBank of lending to any particular member, or other reasonable criteria that may be applied equally to all members. Our policies and procedures require that such standards and criteria be applied consistently and without discrimination to all members applying for Advances.
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
See also “Item 11. Executive Compensation – Compensation Committee Interlocks and Insider Participation.”
Review and Approval of Related Persons Transactions. Ordinary course transactions with Directors’ Financial Institutions and with members holding 5% or more of our capital stock are reviewed and approved by our management in the normal course of events so as to assure compliance with Finance Agency Regulations.
As required by Finance Agency Regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLBank and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Agency’s conflict of interest Regulation (12 C.F.R. § 915.11, available at www.fhfb.gov) and our conflict of interest policy (posted on our Web site at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC’s requirements governing transactions

179 of 184

with related persons. In March 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Agency and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our Insider Trading Policy provides that any request for redemption of excess stock (except for de minimus amounts) held by a Director’s Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.
We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2008 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.
The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2008 and 2007 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2008	2007

Audit fees	$874	$463
Audit-related fees	88	221
Tax fees	–	–
All other fees	–	10

Total fees	$962	$694

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

180 of 184

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. above, are filed as a part of this registration statement.
Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2008 and 2007
Statements of Income for the years ended December 31, 2008, 2007 and 2006
Statements of Capital for the years ended December 31, 2008, 2007 and 2006
Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Financial Statements
(b)	Exhibits.

See Index of Exhibits

181 of 184

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of March 2009.

FEDERAL HOME LOAN BANK OF CINCINNATI (Registrant)
By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 19th day of March 2009.

Signatures	Title

/s/ David H. Hehman David H. Hehman	President and Chief Executive Officer (principal executive officer)

/s/ Donald R. Able Donald R. Able	Senior Vice President - Controller (principal financial officer)

/s/ Grady P. Appleton* Grady P. Appleton	Director

/s/ Donald R. Ball* Donald R. Ball	Director

/s/ Robert E. Brosky* Robert E. Brosky	Director

/s/ William Y. Carroll* William Y. Carroll	Director

/s/ B. Proctor Caudill, Jr.* B. Proctor Caudill, Jr.	Director (Vice Chair)

/s/ James R. DeRoberts* James R. DeRoberts	Director

/s/ Leslie Dolin Dunn* Leslie Dolin Dunn	Director

/s/ Mark N. DuHamel* Mark N. DuHamel	Director

/s/ Stephen D. Hailer* Stephen D. Hailer	Director

/s/ Charles J. Koch* Charles J. Koch	Director

/s/ Michael R. Melvin* Michael R. Melvin	Director

182 of 184

/s/ Alvin J. Nance* Alvin J. Nance	Director

/s/ R. Stan Puckett* R. Stan Puckett	Director

/s/ Charles J. Ruma* Charles J. Ruma	Director

/s/ William J. Small* William J. Small	Director

/s/ Billie W. Wade* Billie W. Wade	Director

/s/ Carl F. Wick* Carl F. Wick	Director (Chair)
* Pursuant to Power of Attorney

/s/ David H. Hehman
David H. Hehman
Attorney-in-fact

183 of 184

INDEX OF EXHIBITS

Document incorporated by
Exhibit			reference from a previous filing or
Number*		Description of exhibit	filed herewith, as indicated below
3.1		Organization Certificate	Form 10, filed
December 5, 2005

3.2		Bylaws	Filed Herewith

4		Capital Plan	Filed Herewith

10.1.A		Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B		Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2		Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3		Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4		United States Department of the Treasury Lending Agreement, dated September 9, 2008	Form 8-K, filed September 9, 2008

10.5**		Executive Incentive Compensation Plan, as amended February, 2009	Filed Herewith

10.6**		Executive Long-Term Incentive Plan, as amended March, 2009	Filed Herewith

10.7**		Federal Home Loan Bank of Cincinnati Benefit Equalization Plan	Form 10, filed December 5, 2005

10.8**		Amendment to Federal Home Loan Bank of Cincinnati Benefit Equalization Plan, effective April 1, 2008	Form 10-K, filed March 21, 2008

10.9**		Federal Home Loan Bank of Cincinnati Nonqualified Deferred Compensation Program For Directors	Form 10, filed December 5, 2005

12		Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24		Powers of Attorney	Filed Herewith

31.1		Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2		Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32		Section 1350 Certifications	Furnished Herewith

	*	Numbers coincide with Item 601 of Regulation S-K.

	**	Indicates management compensation plan or arrangement.

184 of 184