Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Cincinnati
filed 2009-05-15
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
☑ Yes    ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes    ☑ No
     As of April 30, 2009, the registrant had 40,028,604 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$1,646	$2,867
Interest-bearing deposits	6,123,056	19,906,234
Securities purchased under agreements to resell	1,000,000	-
Federal funds sold	10,755,000	-
Trading securities	2,951	2,985
Available-for-sale securities	4,778,922	2,511,630
Held-to-maturity (includes $0 and $0 pledged as collateral at March 31, 2009 and December 31, 2008, respectively, that may be repledged) (a):
Securities	11,867,833	12,904,200
Securities of other FHLBanks	25,333	-
Advances	47,111,641	53,915,972
Mortgage loans held for portfolio, net	9,772,981	8,631,873
Accrued interest receivable	226,150	275,560
Premises, software, and equipment	9,630	9,611
Derivative assets	10,318	17,310
Other assets	27,547	27,827

TOTAL ASSETS	$91,713,008	$98,206,069

LIABILITIES
Deposits:
Interest bearing	$1,801,046	$1,192,593
Non-interest bearing	6,010	868

Total deposits	1,807,056	1,193,461

Consolidated Obligations, net:
Discount Notes	42,619,004	49,335,739
Bonds	41,489,788	42,392,785

Total Consolidated Obligations, net	84,108,792	91,728,524

Mandatorily redeemable capital stock	98,994	110,909
Accrued interest payable	313,150	394,346
Affordable Housing Program	104,869	102,615
Payable to REFCORP	19,679	14,054
Derivative liabilities	315,207	286,476
Other liabilities	589,011	93,815

Total liabilities	87,356,758	93,924,200

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value); 39,979 and 39,617 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	3,997,857	3,961,698
Retained earnings	365,132	326,446
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	(1,078)	(458)
Pension and postretirement plans	(5,661)	(5,817)

Total capital	4,356,250	4,281,869

TOTAL LIABILITIES AND CAPITAL	$91,713,008	$98,206,069

(a)	Fair values: $12,293,827 and $13,163,337 at March 31, 2009 and December 31, 2008, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
INTEREST INCOME
Advances	$222,482	$575,036
Prepayment fees on Advances, net	3,795	230
Interest-bearing deposits	7,754	2,966
Securities purchased under agreements to resell	197	7,678
Federal funds sold	2,675	53,205
Trading securities	37	51
Available-for-sale securities	4,846	-
Held-to-maturity:
Securities	155,776	169,075
Securities of other FHLBanks	16	-
Mortgage loans held for portfolio	116,917	116,547
Loans to other FHLBanks	-	161

Total interest income	514,495	924,949

INTEREST EXPENSE
Consolidated Obligations — Discount Notes	61,421	316,401
Consolidated Obligations — Bonds	338,495	517,596
Deposits	594	9,931
Loans from other FHLBanks	1	-
Mandatorily redeemable capital stock	1,085	1,535
Other borrowings	-	21

Total interest expense	401,596	845,484

NET INTEREST INCOME	112,899	79,465

OTHER INCOME (LOSS)
Service fees	459	331
Net gains on trading securities	52	32
Net gains on held-to-maturity securities	5,943	-
Net gains (losses) on derivatives and hedging activities	4,558	(2,505)
Other, net	1,770	1,460

Total other income (loss)	12,782	(682)

OTHER EXPENSE
Compensation and benefits	6,748	6,599
Other operating	3,327	3,206
Finance Agency	775	779
Office of Finance	915	680
Other	243	281

Total other expense	12,008	11,545

INCOME BEFORE ASSESSMENTS	113,673	67,238

Affordable Housing Program	9,390	5,645
REFCORP	20,857	12,319

Total assessments	30,247	17,964

NET INCOME	$83,426	$49,274

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Three Months Ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2007	34,734	$3,473,361	$286,428	$(5,203)	$3,754,586
Proceeds from sale of capital stock	2,060	206,005			206,005
Net reclassified to mandatorily redeemable capital stock	-	(37)			(37)

Comprehensive income:
Net income			49,274		49,274
Other comprehensive income:
Pension and postretirement benefits				175	175

Total other comprehensive income				175	175

Total comprehensive income					49,449

Dividends on capital stock:
Cash			(35)		(35)
Stock	470	47,022	(47,022)		-

BALANCE, MARCH 31, 2008	37,264	$3,726,351	$288,645	$(5,028)	$4,009,968

BALANCE, DECEMBER 31, 2008	39,617	$3,961,698	$326,446	$(6,275)	$4,281,869
Proceeds from sale of capital stock	484	48,389			48,389
Net reclassified to mandatorily redeemable capital stock	(122)	(12,230)			(12,230)

Comprehensive income:
Net income			83,426		83,426
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(620)	(620)
Pension and postretirement benefits				156	156

Total other comprehensive income				(464)	(464)

Total comprehensive income					82,962

Dividends on capital stock:
Cash			(44,740)		(44,740)

BALANCE, MARCH 31, 2009	39,979	$3,997,857	$365,132	$(6,739)	$4,356,250

*Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:

Net income	$83,426	$49,274

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	(21,276)	6,194
Change in net fair value adjustment on derivative and hedging activities	54,588	3,225
Net fair value adjustment on trading securities	(52)	(32)
Other adjustments	(5,913)	1,549
Net change in:
Accrued interest receivable	49,401	55,525
Other assets	1,052	(371)
Accrued interest payable	(81,196)	(11,947)
Other liabilities	8,601	(7,008)

Total adjustments	5,205	47,135

Net cash provided by operating activities	88,631	96,409

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	13,870,912	(251,354)
Securities purchased under agreements to resell	(1,000,000)	150,000
Federal funds sold	(10,755,000)	(1,618,500)
Premises, software and equipment	(678)	(1,005)

Trading securities:
Proceeds	86	181

Available-for-sale securities:
Net increase in short-term	(1,773,200)	-

Held-to-maturity securities:
Net decrease in short-term	26,012	2,065,655
Net increase in other FHLBanks	(25,333)	-
Proceeds from long-term	1,020,486	535,059

Advances:
Proceeds	138,294,074	511,790,721
Made	(131,606,603)	(519,810,522)

Mortgage loans held for portfolio:
Principal collected	794,844	448,154
Purchases	(1,937,893)	(345,362)

Net cash provided by (used in) investing activities	6,907,707	(7,036,973)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	$619,795	$650,026
Net proceeds on derivative contracts with financing elements	(33,303)	-

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	237,898,166	199,047,064
Bonds	12,365,471	16,160,844
Bonds transferred from other FHLBanks	-	157,452

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(244,584,188)	(194,679,031)
Bonds	(13,243,004)	(14,651,962)

Proceeds from issuance of capital stock	48,389	206,005
Payments for redemption of mandatorily redeemable capital stock	(24,145)	-
Cash dividends paid	(44,740)	(35)

Net cash (used in) provided by financing activities	(6,997,559)	6,890,363

Net decrease in cash and cash equivalents	(1,221)	(50,201)
Cash and cash equivalents at beginning of the period	2,867	52,606

Cash and cash equivalents at end of the period	$1,646	$2,405

Supplemental Disclosures:

Interest paid	$511,938	$875,086

AHP payments, net	$7,136	$6,320

REFCORP assessments paid	$15,232	$16,539

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank is regulated by the Federal Housing Finance Agency (Finance Agency).
Note 1— Basis of Presentation
The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2009 are not necessarily indicative of operating results for the remainder of the year.
During the third quarter of 2008, on a retrospective basis, the FHLBank reclassified investments in certain certificates of deposit and bank notes, previously reported as interest-bearing deposits, to held-to-maturity securities in the Statements of Condition, Income, and Cash Flows based on the definition of a security under Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Instruments (SFAS 115). These financial instruments have been reclassified as held-to-maturity based on their short-term nature and the FHLBank’s history of holding them until maturity. This reclassification had no effect on total assets or net interest income and net income. The certificates of deposit and bank notes that do not meet the definition of a security will continue to be classified as interest-bearing deposits on the Statements of Condition, Income, and Cash Flows. Applicable prior year amounts have been reclassified to conform to this presentation.
Note 2—Recently Issued Accounting Standards and Interpretations
FSP FAS 115-2 and FAS 124-2. On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2, amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. This FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the other-than-temporary impairment on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.
For debt securities, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis. FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. Subsequent non-other-than-temporary impairment related increases and decreases in the fair value of available-for-sale securities will be included in other comprehensive income. The other-than-temporary impairment recognized in other comprehensive income for debt securities classified as held-to-maturity will be amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment recognized).
FSP FAS 115-2 and FAS 124-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 115-2 and FAS 124-2 also requires early adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.
The FHLBank elected to adopt FSP FAS 115-2 and FAS 124-2 in the first quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not affect the FHLBank’s results of operations or financial condition, nor did it require the FHLBank to record a cumulative effect adjustment.
FSP FAS 157-4. On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 is intended to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 157-4 also requires early adoption of FSP FAS 115-2 and FAS 124-2. The FHLBank elected to adopt FSP FAS 157-4 in the first quarter of 2009. The adoption of FSP FAS 157-4 did not affect the FHLBank’s results of operations or financial condition.
FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1/APB 28-1 will be effective and must be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP FAS 107-1/APB 28-1 is only permitted if an election is also made to early adopt FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. In periods after initial adoption, FSP FAS 107-1/APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The FHLBank elected to adopt FSP FAS 107-1/APB 28-1 in the first quarter of 2009. The adoption of FSP 107-1/APB28-1 resulted in increased interim financial statement disclosures.

Note 3—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit	$4,780,000	$120	$(1,198)	$4,778,922

December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit and bank notes	$2,512,088	$93	$(551)	$2,511,630

All securities outstanding with gross unrealized losses at March 31, 2009 have been in a continuous unrealized loss position for less than 12 months.
The FHLBank reviewed its available-for-sale securities at March 31, 2009 and determined that the unrealized losses reflected above were temporary, based on the creditworthiness of the issuers and the underlying collateral and that it will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell its securities nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it does not consider the investments to be other-than-temporarily impaired at March 31, 2009.
Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at the dates indicated are shown below (in thousands).

	March 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$4,780,000	$4,778,922	$2,512,088	$2,511,630

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Amortized cost of available-for-sale securities:
Fixed-rate	$4,780,000	$2,512,088

Gains and Losses. There were no sales of available-for-sale securities for the three months ended March 31, 2009 or 2008.

Note 4—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
	Cost(1)	Gains	(Losses)	Fair Value

Other FHLBanks *	$25,333	$6	$-	$25,339
State or local housing agency obligations	11,715	-	(500)	11,215

Mortgage-backed securities:
Other U.S. obligations residential mortgage-backed securities **	7,275	25	-	7,300
Government-sponsored enterprises residential mortgage-backed securities ***	11,568,445	417,250	-	11,985,695
Private-label residential mortgage-backed securities	280,398	-	(16,120)	264,278

Total mortgage-backed securities	11,856,118	417,275	(16,120)	12,257,273

Total	$11,893,166	$417,281	$(16,620)	$12,293,827

	December 31, 2008
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
	Cost(1)	Gains	(Losses)	Fair Value

Government-sponsored enterprises ****	$26,012	$38	$-	$26,050
State or local housing agency obligations	12,080	-	(536)	11,544

Mortgage-backed securities:
Other U.S. obligations residential mortgage-backed securities **	9,103	-	(3)	9,100
Government-sponsored enterprises residential mortgage-backed securities ***	12,552,810	301,671	(1,138)	12,853,343
Private-label residential mortgage-backed securities	304,195	-	(40,895)	263,300

Total mortgage-backed securities	12,866,108	301,671	(42,036)	13,125,743

Total	$12,904,200	$301,709	$(42,572)	$13,163,337

(1)	Carrying value equals amortized cost.

*	Consists of Consolidated Discount Notes issued on behalf of another FHLBank.

**	Consists of Ginnie Mae securities.

***	Consists of securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

****	Consists of debt securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
The FHLBank’s mortgage-backed security investments consist of senior classes of agency guaranteed securities, government-sponsored enterprise securities, and private-label prime residential mortgage-backed securities. The FHLBank’s investments in mortgage-backed securities must be triple-A rated at the time of purchase.
Investments in government-sponsored enterprise (GSE) securities, specifically debentures issued by Fannie Mae and Freddie Mac, have been affected by investor concerns regarding those entities’ capital levels needed to offset expected credit losses that may result from declining home prices and increasing delinquencies. The Housing and Economic Recovery Act (HERA)

contains provisions allowing the U.S. Treasury Department to provide support to Fannie Mae and Freddie Mac. Additionally, in September 2008, the U.S. Treasury and the Finance Agency announced that Fannie Mae and Freddie Mac had been placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency is acting as the conservator of Fannie Mae and Freddie Mac in an attempt to stabilize their financial condition and their ability to support the secondary mortgage market.
The FHLBank has increased exposure to the risk of loss on its investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, as well as losses on the sale of foreclosed properties. Credit safeguards for the FHLBank’s mortgage-backed securities consist of either payment guarantees of principal and interest in the case of U.S. government-guaranteed mortgage-backed securities and GSE mortgage-backed securities, or credit enhancements for residential mortgage-backed securities issued by entities other than GSEs (private-label mortgage-backed securities) in the form of subordinate tranches in a security structure that absorb the losses before the security purchased by the FHLBank takes a loss. Since the surety of the FHLBank’s private-label mortgage-backed securities holdings relies on credit enhancements and the quality of the underlying loan collateral, the FHLBank analyzes these investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and/or interest on the underlying mortgage loans. The FHLBank has not historically used monoline insurance as a form of credit enhancement.
The following table summarizes the par value of our six private-label mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of March 31, 2009 (in thousands, except percentages). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur within the specified senior tranches.

	As of March 31, 2009
				Percent	Serious
Private-Label		Unrealized	Investment	Average Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime(1) — Year of Securitization
2003	$280,037	$(16,120)	AAA	6.8%	0.37%

Total	$280,037	$(16,120)

(1)	As defined by the originator at the time of origination.
(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
At March 31, 2009, 36.7 percent of the FHLBank’s private-label mortgage-backed securities’ underlying loan collateral was concentrated in California. No other individual state represented more than ten percent of the aggregate underlying loan collateral.
The FHLBank evaluates its individual held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. As part of this process, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, the FHLBank performs analysis to determine if any of these securities are at risk for other-than-temporary impairment.
To determine which individual securities are at risk for other-than-temporary impairment and should be quantitatively evaluated utilizing a detailed cash flow analysis, the FHLBank uses indicators, or “screens” which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency mortgage-backed securities; the underlying type of collateral; the duration and level of the unrealized loss; any credit enhancement; and certain other collateral-related characteristics such as FICO® credit scores, loan-to-value ratios (computed using market values at loan origination dates), delinquency and foreclosure rates, geographic concentrations, and the security’s performance, as applicable by security. These factors are reviewed to determine if conditions exist (i.e.,  a credit loss) that might suggest further analysis is required. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the FHLBank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. At March 31, 2009, none of the FHLBank’s securities were determined to require a detailed cash flow analysis based on our security-level review. At-risk securities are evaluated by estimating projected cash that the FHLBank is likely to collect based on a careful assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes and interest rate assumptions, to determine whether the FHLBank will recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred. If there is no credit loss, any impairment is not other-than-temporary.
The FHLBank believes that the unrealized losses in its mortgage-backed securities are the result of the current illiquidity in the credit markets and that it will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell such securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, it does not consider the investments to be other-than-temporarily impaired at March 31, 2009.
The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2009 and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	March 31, 2009
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$-	$-	$11,215	$(500)	$11,215	$(500)

Mortgage-backed securities:
Other U.S. obligations residential mortgage-backed securities *	-	-	-	-	-	-
Government-sponsored enterprises residential mortgage-backed securities **	-	-	-	-	-	-
Private-label residential mortgage-backed securities	-	-	264,278	(16,120)	264,278	(16,120)

Total	$-	$-	$275,493	$(16,620)	$275,493	$(16,620)

	December 31, 2008
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$11,544	$(536)	$-	$-	$11,544	$(536)
Mortgage-backed securities:
Other U.S. obligations residential mortgage-backed securities *	9,100	(3)	-	-	9,100	(3)
Government-sponsored enterprises residential mortgage-backed securities **	171,811	(1,138)	-	-	171,811	(1,138)
Private-label residential mortgage-backed securities	-	-	263,300	(40,895)	263,300	(40,895)

Total	$192,455	$(1,677)	$263,300	$(40,895)	$455,755	$(42,572)

*	Consists of Ginnie Mae securities.

**	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at the dates indicated by year of contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost (1)	Fair Value	Cost (1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$25,333	$25,339	$26,012	$26,050
Due after 1 year through 5 years	-	-	-	-
Due after 5 years through 10 years	-	-	5	5
Due after 10 years	11,715	11,215	12,075	11,539

Total other	37,048	36,554	38,092	37,594

Mortgage-backed securities	11,856,118	12,257,273	12,866,108	13,125,743

Total	$11,893,166	$12,293,827	$12,904,200	$13,163,337

(1)	Carrying value equals amortized cost.
The amortized costs of the FHLBank’s mortgage-backed securities classified as held-to-maturity include net discounts (in thousands) of $23,058 and $27,521 at March 31, 2009 and December 31, 2008.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$33,778	$34,722
Variable-rate	3,270	3,370

Total other	37,048	38,092

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	6,943,444	7,443,417
Collateralized mortgage obligations:
Fixed-rate	4,912,674	5,422,691

Total mortgage-backed securities	11,856,118	12,866,108

Total	$11,893,166	$12,904,200

The FHLBank did not sell any securities out of its held-to-maturity portfolio during the year ended December 31, 2008.
The FHLBank sold securities out of its held-to-maturity portfolio during the three months ended March 31, 2009 each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. In accordance with SFAS 115, such sales are considered as maturities for the purposes of security classification. The FHLBank realized (in thousands) $5,943 in gross gains and no gross losses on these sales during the three months ended March 31, 2009.

Note 5—Advances
Redemption Terms. At March 31, 2009 and December 31, 2008, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 10), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$93	0.41%	$82	0.46%

Due in 1 year or less	14,188,194	2.61	19,453,340	2.66
Due after 1 year through 2 years	6,504,309	2.70	7,027,588	3.29
Due after 2 years through 3 years	5,949,620	1.93	5,759,670	2.51
Due after 3 years through 4 years	8,824,560	2.79	8,022,345	3.36
Due after 4 years through 5 years	1,136,259	3.56	2,955,172	2.95
Thereafter	9,508,200	2.68	9,580,509	3.50

Total par value	46,111,235	2.61	52,798,706	3.00

Commitment fees	(1,173)		(1,160)
Discount on AHP Advances	(32,794)		(33,316)
Premiums	4,602		4,664
Discount	(5,402)		(6,689)
SFAS 133 hedging adjustments	1,035,173		1,153,767

Total	$47,111,641		$53,915,972

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid by paying a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2009 and December 31, 2008, the FHLBank had callable Advances (in thousands) of $19,000,169 and $21,634,101.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity	March 31,	Percentage	December 31,	Percentage
or Next Call Date	2009	of Total	2008	of Total

Overdrawn demand deposit accounts	$93	-%	$82	-%

Due in 1 year or less	28,302,065	61.4	32,026,608	60.7
Due after 1 year through 2 years	3,843,309	8.3	6,434,692	12.2
Due after 2 years through 3 years	2,194,046	4.7	2,276,596	4.3
Due after 3 years through 4 years	5,666,560	12.3	6,019,345	11.4
Due after 4 years through 5 years	1,097,848	2.4	968,120	1.8
Thereafter	5,007,314	10.9	5,073,263	9.6

Total par value	$46,111,235	100.0%	$52,798,706	100.0%

The FHLBank also offers Putable Advances. With a Putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase. At March 31, 2009 and December 31, 2008, the FHLBank had Putable Advances outstanding totaling (in thousands) $7,053,850 and $6,981,250.

Through December 2005, the FHLBank offered Convertible Advances. At March 31, 2009 and December 31, 2008, the FHLBank had Convertible Advances outstanding totaling (in thousands) $3,334,700 and $3,478,700.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for Putable/Convertible Advances (in thousands):

Year of Contractual Maturity	March 31,	Percentage	December 31,	Percentage
or Next Put/Convert Date	2009	of Total	2008	of Total

Overdrawn demand deposit accounts	$93	-%	$82	-%

Due in 1 year or less	23,028,844	49.9	28,142,090	53.3
Due after 1 year through 2 years	5,820,809	12.6	6,735,288	12.7
Due after 2 years through 3 years	5,604,120	12.2	5,153,270	9.8
Due after 3 years through 4 years	5,128,560	11.1	4,341,845	8.2
Due after 4 years through 5 years	904,759	2.0	2,788,772	5.3
Thereafter	5,624,050	12.2	5,637,359	10.7

Total par value	$46,111,235	100.0%	$52,798,706	100.0%

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
The following table shows Advance balances at the dates indicated to members holding 5 percent or more of total Advances and includes any known affiliates of these members that are members of the FHLBank (dollars in millions):

March 31, 2009			December 31, 2008
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$14,456	31%	U.S. Bank, N.A.	$14,856	28%
National City Bank	5,910	13	National City Bank	6,435	12
Fifth Third Bank	3,889	9	Fifth Third Bank	5,639	11

AmTrust Bank	2,337	5

Total	$26,592	58%	Total	$26,930	51%

Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at the dates indicated (in thousands):

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Par amount of Advances:
Fixed-rate	$21,866,974	47%	$24,501,522	46%
Variable-rate	24,244,261	53	28,297,184	54

Total	$46,111,235	100%	$52,798,706	100%

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $3,815 and $1,648 for the three months ended March 31, 2009 and 2008, respectively.

Note 6—Mortgage Loans Held for Portfolio, Net
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	March 31, 2009	December 31, 2008
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,535,325	$1,177,689
Fixed rate long-term single-family mortgages	8,173,147	7,412,329

Subtotal fixed rate single-family mortgages	9,708,472	8,590,018

Premiums	79,057	61,390
Discounts	(8,584)	(9,934)
SFAS 133 basis adjustments	(5,964)	(9,601)

Total	$9,772,981	$8,631,873

     (1)  Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	March 31, 2009	December 31, 2008
Government-guaranteed/insured loans	$1,442,872	$1,396,411
Conventional loans	8,265,600	7,193,607

Total par value	$9,708,472	$8,590,018

The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the three months ended March 31, 2009 (in thousands):

Lender Risk Account at December 31, 2008	$48,782
Additions	7,267
Claims	(200)
Scheduled distributions	(711)

Lender Risk Account at March 31, 2009	$55,138

The FHLBank has experienced no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The FHLBank had no nonaccrual loans at March 31, 2009 and December 31, 2008.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At March 31, 2009 and December 31, 2008, the FHLBank had no mortgage loans that were considered impaired.

The following table shows unpaid principal balances at the dates indicated to members supplying 5 percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2009		December 31, 2008
	Principal	% of Total	Principal	% of Total

National City Bank	$4,424	46%	$4,709	55%
Union Savings Bank	2,845	29	1,995	23
Guardian Savings Bank FSB	781	8	544	6

Total	$8,050	83%	$7,248	84%

Note 7—Derivatives and Hedging Activities
Nature of Business Activity
The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources which finance these assets.
Consistent with Finance Agency policy, the FHLBank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank’s risk management objectives and to act as an intermediary between its members and counterparties. Finance Agency Regulation and the FHLBank’s financial management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The FHLBank may only use derivatives to reduce funding costs for Consolidated Obligations and to manage its interest rate risk, mortgage prepayment risk and foreign currency risk positions. Interest rate exchange agreements (also referred to as derivatives) are an integral part of the FHLBank’s financial management strategy.
The most common ways in which the FHLBank uses derivatives are to:
•	reduce the interest rate sensitivity and repricing gaps of assets, liabilities, and interest rate exchange agreements;

•	manage embedded options in assets and liabilities;

•	reduce funding costs by combining a derivative with a Consolidated Obligation, as the cost of a combined funding structure can be lower than the cost of a comparable Consolidated Obligation Bond;

•	preserve a favorable interest rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., the Consolidated Obligation Bond used to fund the Advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the Advance does not match a change in the interest rate on the bond; and

•	protect the value of existing asset or liability positions.
Types of Interest Rate Exchange Agreements
The FHLBank’s financial management policy establishes guidelines for its use of interest rate exchange agreements. The FHLBank may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, calls, puts, futures, and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates.
The FHLBank may use interest rate exchange agreements to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as Advances, and Consolidated Obligations) to achieve risk/return management objectives.

The FHLBank uses either derivative strategies or embedded options in its funding to minimize hedging costs. Interest rate swaps are used to manage interest rate exposures. Swaptions, caps and floors may be used to manage interest rate and volatility exposures.
An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable rate received by the FHLBank in its interest rate exchange agreements is LIBOR.
Application of Interest Rate Swaps
The FHLBank uses interest rate swaps to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve risk/return management objectives. The FHLBank generally uses derivatives as fair value hedges of underlying financial instruments.
FHLBank management may use derivatives when they are considered to be the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. Accordingly, the FHLBank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).
The FHLBank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.
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
Consolidated Obligations – While Consolidated Obligations are the joint and several obligations of the FHLBanks, each FHLBank has Consolidated Obligations for which it is the primary obligor. To date, no FHLBank has ever had to assume or pay the Consolidated Obligations of another FHLBank. The FHLBank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances.
The FHLBank manages the risk arising from changing market prices and volatility of a Consolidated Obligation by matching the cash inflow on an interest rate exchange agreement with the cash outflow on the Consolidated Obligation. In addition, the FHLBank requires collateral on interest rate exchange agreements at specified levels correlated to counterparty credit ratings and contractual terms.
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
This strategy of issuing Bonds while simultaneously entering into interest rate exchange agreements enables the FHLBank to offer a wider range of attractively priced Advances to its members and may allow the FHLBank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the Bond and the interest rate exchange markets. If conditions in these markets change, the FHLBank may alter the types or terms of the Bonds that it issues. By acting in both the capital and the swap markets, the FHLBank can raise funds at lower costs than through the issuance of simple fixed- or variable-rate Consolidated Obligations in the capital markets alone.

Advances – The FHLBank offers a wide array of Advance structures to meet members’ funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The FHLBank may use derivatives to adjust the repricing and/or options characteristics of Advances in order to more closely match the characteristics of the FHLBank’s funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, the FHLBank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, the FHLBank may hedge a fixed-rate Advance with an interest rate swap where the FHLBank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. These types of hedges are treated as fair value hedges under SFAS 133.
When issuing a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to put or extinguish the fixed-rate Advance, which the FHLBank normally would exercise when interest rates increase. The FHLBank may hedge these Advances by entering into a cancelable interest rate exchange agreement.
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
Firm Commitment Strategies – In accordance with SFAS 149, certain mortgage purchase commitments are considered derivatives. The FHLBank normally hedges these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
Investments – The FHLBank invests in certificates of deposit, bank notes, U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and, possibly, derivatives. The FHLBank may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions.
Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. Based on credit analyses and collateral requirements at March 31, 2009, the management of the FHLBank does not expect any credit losses on its derivative agreements.
The contractual or notional amount of derivatives reflects the involvement of the FHLBank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBank, and the maximum credit exposure of the FHLBank is substantially less than the notional amount. The FHLBank requires collateral agreements on all derivatives, which establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest rate swaps, forward rate agreements, and mandatory delivery contracts for mortgage loans that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the FHLBank. The FHLBank has not sold or repledged the collateral it received.
As of March 31, 2009 and December 31, 2008, the FHLBank’s maximum credit risk, as defined above, was approximately $59,525,000 and $60,317,000. These totals include $31,338,000 and $16,145,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty. The FHLBank held $49,207,000 and $43,007,000 of cash as collateral as of March 31, 2009 and December 31, 2008, for net balances of $10,318,000 and $17,310,000, respectively. The FHLBank held no securities as collateral as of March 31, 2009 or December 31, 2008. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.
Certain of the FHLBank’s derivative contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating were lowered by a major credit rating agency, the FHLBank could be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position at March 31, 2009 was $995,428,000, for which the FHLBank has posted collateral of $684,177,000 in the normal course of business, resulting in a net balance of $311,251,000. If the FHLBank’s credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $177,414,000 of collateral (at fair value) to its derivatives counterparties at March 31, 2009. However, the FHLBank’s credit ratings have not changed during the previous 12 months.
The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. The FHLBank is not a derivative dealer and thus does not trade derivatives for short-term profit.
Financial Statement Effect and Additional Financial Information
The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount represents neither the actual amounts exchanged nor the overall exposure of the FHLBanks to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. Notional values are not meaningful measures of the risks associated with derivatives. The risks of derivatives can be measured meaningfully on a portfolio basis. This measurement must take into account the derivatives, the item being hedged and any offsets between the two.

The following table summarizes the fair value of the FHLBank’s derivative instruments and the effect of netting arrangements, cash collateral and related accrued interest at the dates indicated (in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	March 31, 2009
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swaps	$27,212,500	$199,427	$(1,138,355)

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	426,800	10,699	(10,471)
Forward rate agreements	410,000	-	(3,947)
Mortgage delivery commitments	579,571	2,797	(9)

Total derivatives not designated as hedging instruments under SFAS 133	1,416,371	13,496	(14,427)

Total derivatives before netting and collateral adjustments	$28,628,871	212,923	(1,152,782)

Netting adjustments		(153,398)	153,398
Cash collateral and related accrued interest		(49,207)	684,177

Total collateral and netting adjustments (1)		(202,605)	837,575

Derivative assets and derivative liabilities as reported on the Statement of Condition		$10,318	$(315,207)

	December 31, 2008
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swaps	$25,830,900	$226,043	$(1,221,004)
Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	1,976,300	7,632	(13,191)
Forward rate agreements	386,000	-	(3,670)
Mortgage delivery commitments	917,435	6,282	(153)

Total derivatives not designated as hedging instruments under SFAS 133	3,279,735	13,914	(17,014)

Total derivatives before netting and collateral adjustments	$29,110,635	239,957	(1,238,018)

Netting adjustments		(179,640)	179,640
Cash collateral and related accrued interest		(43,007)	771,902

Total collateral and netting adjustments (1)		(222,647)	951,542

Derivative assets and derivative liabilities as reported on the Statement of Condition		$17,310	$(286,476)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income for the dates indicated (in thousands):

	Three Months Ended March 31,
	2009	2008
Derivatives and hedged items in SFAS 133 fair value hedging relationships:
Interest rate swaps	$4,770	$73

Derivatives not designated as hedging instruments under SFAS 133:
Economic Hedges:
Interest rate swaps	2,284	(2,014)
Forward rate agreements	(1,455)	1,852
Net interest settlements	284	96

Mortgage delivery commitments	(1,325)	(2,512)

Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	(212)	(2,578)

Net gains (losses) on derivatives and hedging activities	$4,558	$(2,505)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income for the dates indicated (in thousands):

	Three Months Ended March 31, 2009
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income
Hedged Item Type:
Advances	$116,451	$(118,614)	$(2,163)	$(110,060)
Consolidated Bonds	(30,760)	37,693	6,933	33,999

	$85,691	$(80,921)	$4,770	$(76,061)

	Three Months Ended March 31, 2008
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income
Hedged Item Type:
Advances	$(389,613)	$389,943	$330	$(14,896)
Consolidated Bonds	90,740	(90,997)	(257)	8,420

	$(298,873)	$298,946	$73	$(6,476)

Note 8—Deposits
The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	March 31, 2009	December 31, 2008

Interest bearing:
Demand and overnight	$1,560,605	$1,074,138
Term	212,200	94,150
Other	28,241	24,305

Total interest bearing	1,801,046	1,192,593

Non-interest bearing:
Other	6,010	868

Total non-interest bearing	6,010	868

Total deposits	$1,807,056	$1,193,461

The average interest rates paid on interest bearing deposits during the three months ended March 31, 2009 and 2008 were 0.17 percent and 2.90 percent.
The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $212,100 and $94,050 as of March 31, 2009 and December 31, 2008.
Note 9—Consolidated Obligations
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$17,263,800	2.21%	$17,162,400	3.02%
Due after 1 year through 2 years	5,644,750	3.46	5,271,000	3.98
Due after 2 years through 3 years	4,295,000	3.80	5,316,750	4.03
Due after 3 years through 4 years	3,915,000	4.09	3,805,000	4.57
Due after 4 years through 5 years	2,945,450	3.99	3,090,450	4.40
Thereafter	7,042,000	4.84	7,317,000	5.15
Index amortizing notes	242,954	4.99	251,757	4.99

Total par value	41,348,954	3.31	42,214,357	3.89

Premiums	33,613		35,868
Discounts	(33,192)		(35,726)
Deferred net loss on terminated hedges	1,354		1,496
SFAS 133 hedging adjustments	139,059		176,790

Total	$41,489,788		$42,392,785

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	March 31, 2009	December 31, 2008
Par amount of Consolidated Bonds:
Non-callable	$30,119,154	$30,239,957
Callable	11,229,800	11,974,400

Total par value	$41,348,954	$42,214,357

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	March 31, 2009	December 31, 2008

Due in 1 year or less	$27,523,800	$28,372,400
Due after 1 year through 2 years	4,709,750	4,786,000
Due after 2 years through 3 years	2,570,000	2,396,750
Due after 3 years through 4 years	2,390,000	2,430,000
Due after 4 years through 5 years	1,825,450	1,815,450
Thereafter	2,087,000	2,162,000
Index amortizing notes	242,954	251,757

Total par value	$41,348,954	$42,214,357

Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type (in thousands):

	March 31, 2009	December 31, 2008
Par value of Consolidated Bonds:
Fixed-rate	$36,874,154	$35,789,957
Variable-rate	4,474,800	6,424,400

Total par value	$41,348,954	$42,214,357

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate(1)

March 31, 2009	$42,619,004	$42,637,213	0.38%

December 31, 2008	$49,335,739	$49,388,776	0.79%

(1)	Represents an implied rate.
Note 10—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the three months ended March 31, 2009 (in thousands):

Balance at December 31, 2008	$102,615
Expense (current year additions)	9,390
Subsidy uses, net	(7,136)

Balance at March 31, 2009	$104,869

Note 11—Capital
The following table demonstrates the FHLBank’s compliance with the Finance Agency’s capital requirements at the dates indicated (dollars in thousands):

	March 31, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$600,195	$4,461,983	$542,630	$4,399,053
Capital-to-assets ratio	4.00%	4.87%	4.00%	4.48%
Regulatory capital	$3,668,520	$4,461,983	$3,928,243	$4,399,053
Leverage capital-to-assets ratio	5.00%	7.30%	5.00%	6.72%
Leverage capital	$4,585,650	$6,692,975	$4,910,303	$6,598,580
As of March 31, 2009 and December 31, 2008, the FHLBank had (in thousands) $98,994 and $110,909 in capital stock classified as mandatorily redeemable capital stock on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	March 31, 2009		December 31, 2008
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals(1)	16	$98,630	15	$110,679
Other redemptions	1	364	1	230

Total	17	$98,994	16	$110,909

(1)	Withdrawals primarily include members that attain non-member status by merger or acquisition, charter termination, or involuntary termination of membership.
The following table provides the dollar amounts for activities recorded in mandatorily redeemable capital stock for the noted period as follows (in thousands):

Balance, December 31, 2008	$110,909
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	759
Other redemptions	11,471
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(12,807)
Other redemptions	(11,338)

Balance, March 31, 2009	$98,994

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	March 31, 2009	December 31, 2008
Due in 1 year or less	$346	$335
Due after 1 year through 2 years	10,341	7,043
Due after 2 years through 3 years	4,123	7,524
Due after 3 years through 4 years	74,145	83,057
Due after 4 years through 5 years	10,039	12,950

Total par value	$98,994	$110,909

Capital Concentration. The following table presents holdings of 5 percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes any known affiliates that are members of the FHLBank (dollars in millions):

March 31, 2009			December 31, 2008
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$841	21%	U.S. Bank, N.A.	$841	21%
National City Bank	404	10	National City Bank	404	10
Fifth Third Bank	401	10	Fifth Third Bank	394	10
The Huntington National Bank	241	6	The Huntington National Bank	241	6
AmTrust Bank	223	5	AmTrust Bank	223	5

Total	$2,110	52%	Total	$2,103	52%

Note 12—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $813,000 and $806,000 in the three months ended March 31, 2009 and 2008, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $299,000 and $248,000 to this Plan in the three months ended March 31, 2009 and 2008, respectively.
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
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above as well as the related earnings. The FHLBank’s matching contributions were $37,000 and $43,000 in the three months ended March 31, 2009 and 2008, respectively. These contributions were offset by market related losses of $257,000 and $229,000 for net contributions of $(220,000) and $(186,000), respectively, in the three months ended March 31, 2009 and 2008.
Components of the net periodic benefit cost for the defined benefit feature of the BEP and the postretirement benefits plan for the three months ended March 31 were (in thousands):

	Three Months Ended March 31,
			Postretirement
	BEP		Benefits Plan
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$110	$83	$13	$12
Interest cost	274	245	45	46
Amortization of unrecognized net loss	156	175	-	-

Net periodic benefit cost	$540	$503	$58	$58

Note 13—Segment Information
The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank’s two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the primary ways the FHLBank provides services to member stockholders.
The following tables set forth the FHLBank’s financial performance by operating segment for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2009
Net interest income	$86,058	$26,841	$112,899
Other income (loss)	15,556	(2,774)	12,782
Other expenses	10,300	1,708	12,008

Income before assessments	91,314	22,359	113,673

Affordable Housing Program	7,565	1,825	9,390
REFCORP	16,750	4,107	20,857

Total assessments	24,315	5,932	30,247

Net income	$66,999	$16,427	$83,426

Average assets	$86,646,054	$9,111,189	$95,757,243

Total assets	$81,897,294	$9,815,714	$91,713,008

2008
Net interest income	$56,182	$23,283	$79,465
Other loss	(28)	(654)	(682)
Other expenses	9,717	1,828	11,545

Income before assessments	46,437	20,801	67,238

Affordable Housing Program	3,947	1,698	5,645
REFCORP	8,498	3,821	12,319

Total assessments	12,445	5,519	17,964

Net income	$33,992	$15,282	$49,274

Average assets	$81,457,888	$8,925,146	$90,383,034

Total assets	$85,555,852	$8,859,439	$94,415,291

Note 14—Fair Value Disclosures
SFAS No. 157, Fair Value Measurements (SFAS 157) defines fair value, establishes a framework for measuring fair value under GAAP and requires certain disclosures about fair value measurements. SFAS 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. Accordingly, SFAS 157 does not expand the use of fair value to any new circumstances. SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159) provides companies with an option to report selected financial assets and liabilities at fair value.
The FHLBank records derivatives, trading securities and available-for-sale securities at fair value on the Statements of Condition. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (an exit price). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In order to determine whether a transaction price represents the fair value (or exit price) of an asset or liability, the FHLBank must determine the unit of account, highest and best use, principal or most advantageous market for the asset of liability, and the market participants with whom the transaction would take place. These determinations allow the FHLBank to define the inputs for fair value. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition.
Fair Value Option. SFAS 159 provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not otherwise carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The FHLBank did not elect to record any financial assets or financial liabilities at fair value during the three months ended March 31, 2009.
Fair Value Hierarchy. SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. Outlined below is the application of the fair value hierarchy established by SFAS 157 to the FHLBank’s financial assets and financial liabilities that were carried at fair value at March 31, 2009.
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

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities carried at fair value at March 31, 2009 and December 31, 2008 on the Statements of Condition were as follows:
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
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.
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
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.
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
The fair value of to-be-announced mortgage-backed securities is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjusts them to reflect the contractual terms of the mortgage delivery commitments, similar to the mortgage loans held for portfolio process. The adjustments to the market prices are market observable, or can be corroborated with observable market data.
The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the FHLBank enters into interest rate exchange agreements with highly-rated institutions and executes master netting agreements with its derivative counterparties. In addition, to limit the FHLBank’s net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Fair Value on a Recurring Basis. The following table presents for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that were measured at fair value on its Statements of Condition at the dates indicated (in thousands):
Fair Value Measurements at March 31, 2009 Using:

				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral (1)	Total
Assets
Trading securities:
Other U.S. obligations residential mortgage-backed securities	$-	$2,951	$-	$-	$2,951
Available-for-sale securities:
Certificates of deposit	-	4,778,922	-	-	4,778,922
Derivative assets	-	212,923	-	(202,605)	10,318

Total assets at fair value	$-	$4,994,796	$-	$(202,605)	$4,792,191

Liabilities
Derivative liabilities	$-	$(1,152,782)	$-	$837,575	$(315,207)

Total liabilities at fair value	$-	$(1,152,782)	$-	$837,575	$(315,207)

Fair Value Measurements at December 31, 2008 Using:

				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral (1)	Total
Assets
Trading securities:
Other U.S. obligations residential mortgage-backed securities	$-	$2,985	$-	$-	$2,985
Available-for-sale securities:
Certificates of deposit and bank notes	-	2,511,630	-	-	2,511,630
Derivative assets	-	239,957	-	(222,647)	17,310

Total assets at fair value	$-	$2,754,572	$-	$(222,647)	$2,531,925

Liabilities
Derivative liabilities	$-	$(1,238,018)	$-	$951,542	$(286,476)

Total liabilities at fair value	$-	$(1,238,018)	$-	$951,542	$(286,476)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.
For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of a level at fair value in the quarter in which the changes occur.
Estimated Fair Values. SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The following estimated fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of March 31, 2009 and December 31, 2008. The estimated fair values, as determined using the definition of fair value described in SFAS 157, reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Tables do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities at March 31, 2009 and December 31, 2008 on the Fair Value Summary Tables were as follows:
Cash and due from banks: The estimated fair value approximates the recorded book balance.
Interest bearing deposits and investment securities: The estimated fair value is determined based on each security’s quoted prices, excluding accrued interest, as of the last business day of the period.
Securities purchased under agreements to resell: The estimated fair value approximates the recorded book balance.
Federal funds sold: The estimated fair value of overnight Federal funds approximates the recorded book balance. The estimated fair value of term Federal funds is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms, as approximated by adding an estimated current spread to the LIBOR swap curve for Federal funds with similar terms.
Held-to-maturity securities: The estimated fair value for each individual mortgage-backed security and collateralized mortgage obligation is obtained from a third-party provider, which bases the fair value on indicative fair values derived from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments. The estimated fair value excludes accrued interest. The estimated fair value for taxable municipal bonds is determined based on each security’s indicative market price obtained from a third-party provider excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party providers for accuracy and reasonableness.
Advances and other loans: The FHLBank determines the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances excluding accrued interest. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR swap curve or by using current indicative market yields, as indicated by the FHLBank Advance pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLBank’s rates on Consolidated Obligations. In accordance with Finance Agency Regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.
For swapped option-based Advances, the estimated fair value is determined (independently of the related derivative) by the discounted cash flow methodology based on the LIBOR swap curve and forward rates at the end of the period adjusted for the estimated current spread on new swapped Advances to the swap curve. For swapped Advances with a conversion option, the conversion option is valued by taking into account the LIBOR swap curve and forward rates at the end of the period and the market’s expectations of future interest rate volatility implied from current market prices of similar options.
Mortgage loans held for portfolio, net: The estimated fair values of mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank’s Mortgage Purchase Program pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank’s Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:
▪	the Mortgage Purchase Program’s credit enhancements;

▪	marketing adjustments that reflect the FHLBank’s cooperative business model, and preferences for particular kinds of loans and mortgage note rates.
These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.
Accrued interest receivable and payable: The estimated fair value approximates the recorded book value.

Deposits: The FHLBank determines the estimated fair value of FHLBank deposits with fixed rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.
Consolidated Obligations: The FHLBank determines the estimated fair value of Discount Notes by calculating the present value of expected future cash flows from the Discount Notes excluding accrued interest. The discount rates used in these calculations are current replacement rates for Discount Notes with similar current terms, as approximated by adding an estimated current spread to the LIBOR swap curve. Each month’s cash flow is discounted at that month’s replacement rate.
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
Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability of Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustment during the three months ended March 31, 2009.
Mandatorily redeemable capital stock: The fair value of capital subject to mandatory redemption is generally at par value as indicated by member contemporaneous purchases and sales at par value. Fair value also includes the estimated dividend earned at the time of reclassification from equity to a liability, until such amount is paid, and any subsequently declared stock dividend. FHLBank stock can only be acquired by members at par value and redeemed at par value. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
Commitments: The estimated fair value of the FHLBank’s commitments to extend credit is determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of Standby Letters of Credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of standby bond purchase agreements is based on the present value of the estimated fees taking into account the remaining terms of the agreements.
Subjectivity of estimates. Estimates of the fair value of Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methodologies to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The judgments also include the parameters, methods, and assumptions used in models to value the options. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

The carrying values and estimated fair values of the FHLBank’s financial instruments at March 31, 2009 were as follows (in thousands):
2009 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$1,646	$-	$1,646
Interest-bearing deposits	6,123,056	-	6,123,056
Securities purchased under agreements to resell	1,000,000	-	1,000,000
Federal funds sold	10,755,000	-	10,755,000
Trading securities	2,951	-	2,951
Available-for-sale securities	4,778,922	-	4,778,922
Held-to-maturity securities	11,893,166	400,661	12,293,827
Advances	47,111,641	161,952	47,273,593
Mortgage loans held for portfolio, net	9,772,981	291,033	10,064,014
Accrued interest receivable	226,150	-	226,150
Derivative assets	10,318	-	10,318

Liabilities:
Deposits	(1,807,056)	(212)	(1,807,268)
Consolidated Obligations:
Discount Notes	(42,619,004)	(12,159)	(42,631,163)
Bonds	(41,489,788)	(825,945)	(42,315,733)
Mandatorily redeemable capital stock	(98,994)	-	(98,994)
Accrued interest payable	(313,150)	-	(313,150)
Derivative liabilities	(315,207)	-	(315,207)

Other:
Commitments to extend credit for Advances	-	149	149
Standby bond purchase agreements	-	2,189	2,189

The carrying values and estimated fair values of the FHLBank’s financial instruments at December 31, 2008 were as follows (in thousands):
2008 FAIR VALUE SUMMARY TABLE

		Net
	Carrying	Unrealized	Estimated
Financial Instruments	Value	Gains (Losses)	Fair Value

Assets:
Cash and due from banks	$2,867	$-	$2,867
Interest-bearing deposits	19,906,234	-	19,906,234
Trading securities	2,985	-	2,985
Available-for-sale securities	2,511,630	-	2,511,630
Held-to-maturity securities	12,904,200	259,137	13,163,337
Advances	53,915,972	234,947	54,150,919
Mortgage loans held for portfolio, net	8,631,873	256,704	8,888,577
Accrued interest receivable	275,560	-	275,560
Derivative assets	17,310	-	17,310

Liabilities:
Deposits	(1,193,461)	(357)	(1,193,818)
Consolidated Obligations:
Discount Notes	(49,335,739)	(48,013)	(49,383,752)
Bonds	(42,392,785)	(906,181)	(43,298,966)
Mandatorily redeemable capital stock	(110,909)	-	(110,909)
Accrued interest payable	(394,346)	-	(394,346)
Derivative liabilities	(286,476)	-	(286,476)

Other:
Commitments to extend credit for Advances	-	284	284
Standby bond purchase agreements	-	2,155	2,155
Note 15—Commitments and Contingencies
During the third quarter of 2008, the FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by HERA. As of March 31, 2009, the FHLBank had provided the U.S. Treasury with listings of Advance collateral amounting to $25.0 billion, which provides for maximum borrowings of $22.1 billion. The 12 FHLBanks have joint and several liability for any liquidity accessed by an FHLBank under the GSECF. Neither the FHLBank nor any other FHLBank had drawn on this available source of liquidity as of March 31, 2009.
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	March 31, 2009	December 31, 2008
Commitments to fund additional Advances	$1,776	$4,541
Mandatory Delivery Contracts for mortgage loans	579,571	917,435
Forward rate agreements	410,000	386,000
Outstanding Standby Letters of Credit	6,460,219	7,916,613
Consolidated Obligations – committed to, not settled (par value) (1)	1,337,701	225,000
Standby bond purchase agreements (principal)	412,560	413,125
(1)	At March 31, 2009, $650 million of these commitments were hedged with associated interest rate swaps.

In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were $1,135.4 billion and $1,251.5 billion at March 31, 2009 and December 31, 2008, respectively.
Note 16—Transactions with Other FHLBanks
The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2009 and December 31, 2008. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. All such investments at March 31, 2009 were classified as held-to-maturity securities on the Statement of Condition and were in a Consolidated Discount Note issued on behalf of the FHLBank of Indianapolis. There were no such investments outstanding at December 31, 2008. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the three months ended March 31 (in thousands):

	Average Daily Balances
	2009	2008
Loans to other FHLBanks	$278	$18,835

Borrowings from other FHLBanks	5,556	-

Investments in other FHLBanks	19,979	-
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the three months ended March 31, 2009. During the three months ended March 31, 2008, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $150,000. All such transfers were from the FHLBank of Dallas. The net premiums associated with these transactions were (in thousands) $7,452 during the three months ended March 31, 2008. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.
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

	March 31, 2009		December 31, 2008
	Balance	% of Total(1)	Balance	% of Total(1)
Advances	$1,222	2.7%	$734	1.4%
Mortgage Purchase Program	92	1.0	29	0.3
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	179	4.4	61	1.5
Derivatives	-	-	-	-
(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding 5 percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
March 31, 2009	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$ 841	21%	$ 14,456	$ 111
National City Bank	404	10	5,910	4,424
Fifth Third Bank	401	10	3,889	14
The Huntington National Bank	241	6	959	310
AmTrust Bank	223	5	2,337	-

Total	$ 2,110	52%	$ 27,551	$ 4,859

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2008	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$ 841	21%	$ 14,856	$ 116
National City Bank	404	10	6,435	4,709
Fifth Third Bank	394	10	5,639	15
The Huntington National Bank	241	6	2,590	310
AmTrust Bank	223	5	2,338	-

Total	$ 2,103	52%	$ 31,858	$ 5,150

Non-member Affiliates. The FHLBank has relationships with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members’ bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the three months ended March 31, 2009 or 2008. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $11,715,000 and $12,075,000 as of March 31, 2009 and December 31, 2008, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of March 31, 2009 and December 31, 2008. Charles J. Ruma, a Director of the FHLBank, serves on the board of the Ohio Housing Finance Agency, where he chairs the Single Family Committee. The FHLBank did not have any investments in or borrowings extended to any other non-member affiliates during the three months ended March 31, 2009 or 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the FHLBank. These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, credit, market, and member conditions on our financial condition, results of operations, and demand for Mission Asset Activity, including changes in economic growth, general credit and liquidity conditions, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, and members’ activity with mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪	political events, including legislative, regulatory, federal government, judicial or other developments that could affect the FHLBank, our members, counterparties, other FHLBanks and other government-sponsored enterprises, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪	the financial results and actions of other FHLBanks that could affect our ability, in relation to the Systems’ joint and several liability for Consolidated Obligations, to access the capital markets on favorable terms, to preserve our profitability, or to affect the nature and extent of new regulations and legislation to which we are subjected;

▪	changes in investor demand for Consolidated Obligations;

▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	the ability to successfully manage new products and services;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks; and

▪	inflation and deflation.
The FHLBank does not undertake any obligation to update any forward-looking statements made in this document.
In this filing, the interrelated and severe disruptions in 2008’s and 2009’s financial, credit, housing, capital, and mortgage markets are referred to generally as the “financial crisis.”

EXECUTIVE OVERVIEW
Organizational Structure and Business Activities
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that provides financial products and services to our member financial institutions. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System); our region, known as the Fifth District, comprises Kentucky, Ohio and Tennessee. Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own stockholders, employees, and Board of Directors. A GSE combines private sector ownership with public sector sponsorship. The FHLBanks are not government agencies but are exempt from federal, state, and local taxation (except real property taxes). The U.S. government does not guarantee the debt securities or other obligations of the FHLBank System. In addition to being GSEs, the FHLBanks are cooperative institutions. Private-sector financial institutions voluntarily become members of our FHLBank and purchase our capital stock in order to gain access to products and services. Only members can purchase our capital stock.
Our FHLBank’s mission is to provide financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing for housing and community lending throughout the Fifth District. We achieve our mission through a unique cooperative business model. We raise private-sector capital from our member stockholders and issue high-quality debt in the worldwide capital markets with other FHLBanks to provide members with competitive services—primarily a reliable, readily available, low-cost source of funds called Advances—and a competitive return on their FHLBank capital investment through quarterly dividend payments. An important component of our mission is supporting members in their efforts to assist lower-income housing markets.
The FHLBank System also includes the Federal Housing Finance Agency (Finance Agency) and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Agency also oversees the conservatorships of Fannie Mae and Freddie Mac. The Office of Finance is a joint office of the District Banks established by the Finance Agency to facilitate the issuing and servicing of the FHLBank System’s debt securities (called Consolidated Obligations or Obligations).

Financial Condition
The following table summarizes our financial condition.

	Ending Balances			Average Balances
				Three Months Ended		Year Ended
	March 31,		December 31,	March 31,		December 31,
(Dollars in millions)	2009	2008	2008	2009	2008	2008

Advances (principal)	$46,111	$60,974	$52,799	$51,209	$58,144	$59,973

Mortgage Purchase Program related:

Mortgage loans held for portfolio (principal)	9,708	8,755	8,590	9,023	8,819	8,621

Mandatory Delivery Contracts (notional)	580	157	917	1,471	228	182

Total Mortgage Purchase Program related	10,288	8,912	9,507	10,494	9,047	8,803

Letters of Credit (notional)	6,460	7,611	7,917	7,039	7,251	7,894

Total Mission Asset Activity	$62,859	$77,497	$70,223	$68,742	$74,442	$76,670

Retained earnings	$365	$289	$326	$375	$313	$335

Capital-to-assets ratio	4.75%	4.25%	4.36%	4.54%	4.33%	4.37%

Regulatory capital-to-assets ratio (1)	4.87	4.38	4.48	4.67	4.47	4.51
(1)	See the “Capital Resources” section for further description of regulatory capital.
Many of the trends in our financial condition from the fourth quarter of 2008 continued in the first three months of 2009. The ending and average balances of Mission Asset Activity—which is comprised of Advances, Letters of Credit, and the Mortgage Purchase Program—decreased in the first quarter of 2009 compared with both the first quarter of 2008 and year-end 2008. Advances and Letters of Credit fell, while balances in the Mortgage Purchase Program (mortgage loans held for portfolio and mandatory delivery contracts) increased.
Comparing March 31, 2009 to December 31, 2008, the principal balance of Mission Asset Activity decreased $7,364 million (10 percent). Advances fell $6,688 million (13 percent), the notional principal of Letters of Credit fell $1,457 million (18 percent), and balances in the Mortgage Purchase Program gained $781 million (8 percent). The decrease in Advance balances, which occurred broadly throughout our membership, began in the fourth quarter of 2008—after balances had reached record highs in October 2008—and continued throughout the first three months of this year. The increase in Advances during 2008 reflected, we believe, the credit and financial crisis which caused many of our members to require more wholesale funding.
We believe that the Advance balance has decreased since its high point in 2008 primarily for two reasons:
▪	lower demand reflecting the economic recession; and

▪	the availability of new funding and liquidity options to members from the various fiscal and monetary stimuli and financial guarantees of the federal government to combat the financial crisis and recession.
Despite the slowdown in Advance demand, we continued to fulfill our role as an important provider of reliable and attractively priced wholesale funding to our members, as evidenced by the fact that various market penetration rates, although deteriorated this year, continued to indicate that members fund a material portion of their assets with our Advances. Our Advance business is cyclical, and slower growth, if not a decrease, in balances is expected in an economic contraction.

Balances related to the Mortgage Purchase Program grew in the first three months of 2009 due to accelerated refinancing activity in response to lower mortgage rates. The ability of the Program to be countercyclical helped offset a portion of the business lost from the Advance portfolio. The Program currently has very strong member participation and interest, evidenced by the 11 new members approved for the Program in the first three months this year, the even larger number of applications being processed for approval, and the over 50 percent increase in regular sellers in the last year.
Our capital adequacy continued to be strong in the first three months of 2009 and we maintained compliance with all of our regulatory and internal capital limits. Regulatory capital at March 31, 2009 totaled $4,462 million, a $63 million increase from year-end 2008. The regulatory capital-to-assets ratio was 4.87 percent, well above the regulatory minimum of 4.00 percent and at a sufficient level to enable us to effectively manage our financial performance and risk exposures. Retained earnings grew $39 million (12 percent) from year-end 2008 to $365 million on March 31, 2009.
We believe that in the first three months of 2009, our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. We expect this to continue to be the case. Although we can make no assurances, we believe the possibility for a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to issue new debt, service our outstanding debt or pay competitive dividends is remote. However, the severe disruptions in the financial and credit markets, including but not limited to the U.S. government actions placing Fannie Mae and Freddie Mac into conservatorship, continued to result in elevated long-term funding costs and to require us to carry more short-term asset liquidity. The impact of both factors lessened in the first quarter, as our long-term funding costs compared to LIBOR and U.S. Treasuries showed a relative improvement and less volatility. Consequently, in the latter part of the first quarter, we determined that we could partially reduce, at an acceptable level of risk, the liquidity provided, generally at a cost to earnings, from funding short-term (mostly overnight) investments with longer-term Consolidated Obligation Discount Notes.
Our residual exposures to market risk, credit risk, and operational risk continued to be modest in the first quarter of 2009. Our market risk exposure continued to be moderate and at a level consistent with our cooperative business model. As in 2008, we did not experience a material operating risk event during the first three months of 2009. We continued to have limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions. We have robust policies, strategies and processes designed to identify, manage and mitigate credit risk. Since our founding in 1932, we have never experienced a credit related loss on, nor have we established a loss reserve for any asset. In addition, we have not taken an impairment charge on any investment.
Our Advances are overcollateralized and we have a perfected first lien position for all pledged loan collateral. The Mortgage Purchase Program is comprised only of conforming fixed-rate conventional loans and loans fully insured by the Federal Housing Administration. Multiple layers of credit enhancements on the Program’s loans protect us down to approximately a 50 percent loan-to-value level and program delinquencies are well below national averages on similar loans.
On March 31, 2009, 98 percent of our mortgage-backed securities were issued by Fannie Mae or Freddie Mac, which have the perceived backing by the U.S. government although the U.S. government does not guarantee, directly or indirectly, the GSEs’ securities. We held only $280 million of private-label mortgage-backed securities, less than 6.3 percent of regulatory capital and less than the amount of retained earnings. All of our private-label securities are comprised of high quality residential mortgage loans issued and purchased in 2003, whose underlying collateral have experienced a nominal amount of delinquencies and foreclosures, while the average credit enhancement on the securities stood at 6.8 percent.
Although most of our money market investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on exposure to each institution, and believe we have strong credit underwriting practices. Finally, we collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion represents unsecured exposure.

Results of Operations
As shown in the table below our earnings in the first three months of 2009 improved significantly over the same period of 2008.

	Three Months		Year Ended
	Ended March 31,		December 31,
(Dollars in millions)	2009	2008	2008

Net income	$83	$49	$236

Affordable Housing Program accrual	9	6	27

Return on average equity (ROE)	7.78%	5.06%	5.73%

Return on average assets	0.35	0.22	0.25

Weighted average dividend rate	4.50	5.25	5.31

Average 3-month LIBOR	1.24	3.28	2.92

Average overnight Federal Funds effective rate	0.18	3.18	1.92

ROE spread to 3-month LIBOR	6.54	1.78	2.81

Dividend rate spread to 3-month LIBOR	3.26	1.97	2.39

ROE spread to Federal Funds effective rate	7.60	1.88	3.81

Dividend rate spread to Federal Funds effective rate	4.32	2.07	3.39
The ROE spreads to 3-month LIBOR and overnight Federal funds are two market benchmarks we believe our stockholders use to assess the competitiveness of the return on their capital investment in the FHLBank. Consistent with net income, these spreads in the first quarter of 2009 were significantly above those in 2008. There were three major reasons for the increase in earnings and profitability:
▪	Average spreads on many assets, especially short-term and adjustable-rate assets indexed to short-term LIBOR, were significantly wider than historical norms. This trend began in 2008, accelerated in the second half of 2008, and continued in the first quarter of 2009. The financial crisis raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. We believe this cost differential indicates market participants continue to perceive the System’s short-term debt as a relatively lower risk investment than other short-term investments. Because we use Discount Notes to fund a large amount (between $10 billion to $20 billion) of our LIBOR-indexed Advances, we have benefited from the more favorable relative funding costs.

▪	Reductions in intermediate- and long-term interest rates enabled us to retire approximately $9.0 billion of callable Bonds in the fourth quarter of 2008 and the first quarter of 2009, which we replaced with new Consolidated Obligations at substantially lower interest costs.

▪	There were other gains totaling $17 million, including: $6 million from the sale of $216 million of mortgage-backed securities; a $4 million increase in Advance prepayment fees; and a $7 million increase in net market value (primarily unrealized) relating to accounting for derivatives.
Several factors partially offset the favorable earnings drivers. The most significant was the lower short-term interest rate environment. For example, the benchmark 3-month LIBOR rate averaged 1.24 percent in the first three months of 2009, compared to 3.28 percent for the same period in 2008. Lower short-term interest rates significantly decreased the amount of earnings generated from funding assets with our interest-free capital.
Based on the strong first quarter earnings, we accrued an additional $9 million for future use in the Affordable Housing Program, a $3 million increase over the first quarter of 2008. Annually by regulation we set aside 10 percent of net income before assessments for this Program. In addition, in April 2009, the Board authorized $5 million in commitments for two voluntary housing programs. We have disbursed nearly $15 million of voluntary housing-related funds since 2003, which are over and above the statutory Affordable Housing requirements.

Our Board authorized paying stockholders a cash dividend in the first quarter at a 4.50 percent annualized rate. Although this was a reduction from the 5.31 percent average dividend rate paid in 2008, it was a historically wide 3.26 percentage points spread to the average 3-month LIBOR. The difference between the first quarter’s 7.78 percent ROE and the 4.50 percent dividend rate enabled retained earnings to increase $39 million during the quarter. Our retained earnings have more than doubled in the last five years, enhancing the potential ability for us to protect the dividend against earnings volatility and members’ capital stock against impairment risk.
Business Related Developments and Update on Risk Factors
Many of the items related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the financial crisis and economic recession, and to the federal government’s actions to attempt to mitigate these events. To date, these factors have lowered our earnings but improved our profitability relative to short-term interest rates, decreased our Advance balances, and increased our Mortgage Purchase Program balances. This section provides an update on several risk factors identified in our annual report on Form 10-K.
We continue to be concerned about several scenarios that could result in more unfavorable consequences for our business, including further reductions in Mission Asset Activity and lower profitability compared to 2008’s experience. These scenarios include 1) a continuation or deepening of the financial crisis, 2) a continuation or deepening of the economic recession, 3) unfavorable effects on the competitiveness of our business model from current or future federal government actions to mitigate the financial crisis and recession, and 4) earnings pressures and capital adequacy issues at other FHLBanks. Our historical experience is that a recession causes our Mission Asset Activity and profitability to decrease.
Notwithstanding these concerns, we expect our profitability and capacity to pay dividends to remain competitive across a wide range of economic, business, and market rate environments. We believe that credit and operational risk will not affect our earnings materially. However, we expect our profitability will decrease throughout the remainder of 2009 compared to 2008 and the first quarter of this year due to the following risks, among others:
▪	the extremely low level of interest rates;

▪	the potential for reductions in the LIBOR-Discount Note spread back towards more historically normal spreads;

▪	continued reduction in Advance balances;

▪	further reductions in mortgage rates that could accelerate prepayment speeds, requiring us to invest principal paydowns in new assets at lower rates of interest; and

▪	because of the stressed mortgage markets, the possibility of continuing to not being able to purchase mortgage-backed securities at acceptable risk-adjusted returns.
Our business model and risk profile are structured to be able to absorb sharp changes in our Mission Asset Activity because we can undertake commensurate reductions in our liability balances and capital and because of our low operating expenses. However, if several large members were to withdraw from membership or otherwise reduce activity with us, the decrease in Mission Asset Activity and/or capital could materially reduce dividend rates available to our remaining members. Notwithstanding this potential effect on profitability, we believe that a large decrease in Mission Asset Activity would not materially affect our liquidity, capital adequacy, or ability to make timely principal and interest payments on our participation in Consolidated Obligations.
In October 2008, PNC Financial Services Group, Inc. announced its intention to purchase National City Bank. On March 31, 2009, National City was our second largest stockholder, second largest Advance borrower, and largest historical seller of loans in the Mortgage Purchase Program. PNC Bank currently is not a member of our FHLBank and is chartered outside our Fifth District. National City has not submitted a membership termination notice to date. If we ultimately lose National City as a member, we believe there would be no material effect on the adequacy of our liquidity, profitability, ability to make timely principal and interest payments on our participations in Consolidated Obligation debt and other liabilities, or ability to continue providing sufficient membership value to members.
The Mortgage Program has expanded this year due to lower mortgage rates and refinancing activity. We are continuing to emphasize both recruiting community financial institution members to the Program and increasing the number of regular sellers, both of which have experienced strong results in the last year. However, potential issues with our two Supplemental

Mortgage Insurance providers, especially the fact that they now have ratings below the double-A required by a Finance Agency Regulation, could decrease future growth in the Program. We are exploring alternatives with the Finance Agency that could potentially supplement or replace the current credit enhancement structure, particularly the portion involving supplemental mortgage insurance, either temporarily or permanently, without threatening the credit risk exposure we face from the Program.
As discussed in detail in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management,” we believe that we have a moderate amount of earnings exposure to lower mortgage rates because we have hedged faster mortgage prepayment speeds with a substantial amount of callable debt.
As discussed above in the “Executive Overview” and in more detail in the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management,” we believe that, although the risk of impaired access to the capital markets for debt issuance at acceptable cost levels is still elevated, there has been some easing of the pressures.
Finally, we believe that, although the risk of our joint and several liability for Consolidated Obligations is also still elevated, there may have been some easing of the pressures due to new guidance from the Financial Accounting Standards Board that addresses accounting for other-than-temporarily impaired securities. The new guidance could reverse some of the previously recognized losses on private-label mortgage-backed securities through retained earnings and therefore improve capital adequacy at some other FHLBanks.
However, it is too soon to estimate the ultimate impact of this issue on earnings and capital that may be experienced at other FHLBanks as a result of the financial crisis and economic recession. Therefore, we can provide no assurance about the potential effects on us from System-wide earnings and capital issues identified in this risk factor in our 2008 annual report on Form 10-K. These potential effects could include 1) requiring us to provide financial assistance to one or more other FHLBanks, 2) higher and more volatile debt costs, 3) more difficulty in issuing debt, especially longer-term debt, at maturity points we would prefer for our asset/liability management needs, and 4) ultimately decreases in our Mission Asset Activity and profitability, which are the two key sources of membership value.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the financial, credit, and mortgage markets; and interest rates. Official measures indicate that the economy entered a recession in December 2007, which has continued into 2009. Many believe the recession will be severe and long lasting, and exacerbated by the financial crisis. As measured by Gross Domestic Product (GDP), the national economy contracted at an annualized rate of  0.5 percent in the third quarter of 2008, 6.3 percent in the fourth quarter, and by an advance estimate of 6.1 percent in the first quarter of 2009.
The worldwide financial crisis continued in the first quarter of 2009. The financial crisis has been associated with high and rising mortgage delinquencies and foreclosures; falling home prices; illiquidity in the credit markets; sharp fluctuations in stock markets; higher borrowing costs for many financial institutions; and serious pressures on earnings and capital at many financial institutions.
The economic recession and financial crisis have lowered our Advance demand, yet have improved our profitability in the last four quarters as explained throughout this filing.

Interest Rates
Trends in market interest rates strongly affect our earnings and strategic decisions involved in managing the tradeoffs in our market risk/return profile and can also affect demand for our Mission Asset Activity, spreads on assets and funding costs. The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	Quarter 1 2009		Year 2008		Quarter 1 2008
	Average	Ending	Average	Ending	Average	Ending

Federal Funds Target	0.25%	0.25%	2.09%	0.25%	3.22%	2.25%
Federal Funds Effective	0.18	0.16	1.92	0.14	3.18	2.51

3-month LIBOR	1.24	1.19	2.92	1.43	3.28	2.69
2-year LIBOR	1.54	1.38	2.95	1.48	2.82	2.42
5-year LIBOR	2.38	2.21	3.70	2.13	3.56	3.30
10-year LIBOR	2.94	2.86	4.25	2.56	4.31	4.07

2-year U.S. Treasury	0.89	0.80	2.00	0.77	2.01	1.59
5-year U.S. Treasury	1.75	1.66	2.79	1.55	2.73	2.44
10-year U.S. Treasury	2.71	2.67	3.64	2.21	3.64	3.41

15-year mortgage current coupon (1)	3.75	3.59	4.97	3.64	4.69	4.67
30-year mortgage current coupon (1)	4.13	3.89	5.47	3.93	5.36	5.27

15-year mortgage note rate (2)	4.72	4.58	5.63	4.91	5.38	5.34
30-year mortgage note rate (2)	5.06	4.85	6.05	5.14	5.87	5.85

(1)	Simple daily average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lender’s mortgage rates surveyed and published by Freddie Mac.
After decreasing sharply in 2008, short-term interest rates remained relatively stable in the first quarter of 2009. The Federal Reserve maintained the overnight Federal funds target rate at a range of zero to 0.25 percent, which it had established by the end of 2008. Intermediate- and long-term rates, including mortgage rates, showed more volatility in the first quarter of 2009. Reductions in long-term rates in late 2008 and early 2009 raised the amount of Consolidated Bonds economically beneficial for us to call and replace at lower rates and also resulted in accelerated mortgage prepayment speeds. The net effect was to increase earnings because the amount of Bonds called exceeded the acceleration in prepayment speeds.
The effects on our earnings and market risk exposure from these interest rate trends are discussed above in the “Executive Overview” and below in the “Results of Operations” and in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Asset Composition Data
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of available lines in the Letters of Credit program;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
The following two tables show the composition of our total assets on selected dates and during selected periods, which support the discussions in the “Executive Overview” and this section.
Asset Composition - Ending Balances (Dollars in millions)

	March 31, 2009		December 31, 2008		March 31, 2008		March 31, 2009
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2008		March 31, 2008
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct

Advances
Principal	$46,111	50%	$52,799	54%	$60,974	65%	$(6,688)	(13)%	$(14,863)	(24)%
Other items (1)	1,001	1	1,117	1	745	1	(116)	(10)	256	34

Total book value	47,112	51	53,916	55	61,719	66	(6,804)	(13)	(14,607)	(24)

Mortgage Loans Held for Portfolio
Principal	9,708	11	8,590	9	8,755	9	1,118	13	953	11
Other items	65	-	42	-	64	-	23	55	1	2

Total book value	9,773	11	8,632	9	8,819	9	1,141	13	954	11

Investments

Mortgage-backed securities
Principal	11,882	13	12,897	13	11,623	12	(1,015)	(8)	259	2
Other items	(23)	-	(28)	-	(21)	-	5	18	(2)	(10)

Total book value	11,859	13	12,869	13	11,602	12	(1,010)	(8)	257	2

Short-term money market	22,682	25	22,444	23	11,930	13	238	1	10,752	90

Other long-term investments	12	-	12	-	15	-	-	-	(3)	(20)

Total investments	34,553	38	35,325	36	23,547	25	(772)	(2)	11,006	47

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	91,438	100	97,873	100	94,085	100	(6,435)	(7)	(2,647)	(3)

Other assets	275	-	333	-	330	-	(58)	(17)	(55)	(17)

Total assets	$91,713	100%	$98,206	100%	$94,415	100%	$(6,493)	(7)	$(2,702)	(3)

Other Business Activity (Notional)
Letters of Credit	$6,460		$7,917		$7,611		$(1,457)	(18)	$(1,151)	(15)

Mandatory Delivery Contracts	$580		$917		$157		$(337)	(37)	$423	269

Total Mission Asset Activity (Principal and Notional)	$62,859	69%	$70,223	72%	$77,497	82%	$(7,364)	(10)	$(14,638)	(19)

(1)	The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition - Average Balances (Dollars in millions)

	March 31, 2009		December 31, 2008		March 31, 2008		March 31, 2009
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2008		March 31, 2008
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$51,209	54%	$59,973	64%	$58,144	64%	$(8,764)	(15)%	$(6,935)	(12)%
Other items (1)	1,001	1	526	-	581	1	475	90	420	72

Total book value	52,210	55	60,499	64	58,725	65	(8,289)	(14)	(6,515)	(11)

Mortgage Loans Held for Portfolio
Principal	9,023	9	8,621	9	8,819	10	402	5	204	2
Other items	44	-	62	-	63	-	(18)	(29)	(19)	(30)

Total book value	9,067	9	8,683	9	8,882	10	384	4	185	2

Investments

Mortgage-backed securities
Principal	12,454	13	12,623	14	11,935	13	(169)	(1)	519	4
Other items	(24)	-	(30)	-	(22)	-	6	20	(2)	(9)

Total book value	12,430	13	12,593	14	11,913	13	(163)	(1)	517	4

Short-term money market	21,716	23	12,206	13	10,472	12	9,510	78	11,244	107

Other long-term investments	12	-	16	-	16	-	(4)	(25)	(4)	(25)

Total investments	34,158	36	24,815	27	22,401	25	9,343	38	11,757	52

Loans to other FHLBanks	-	-	18	-	18	-	(18)	(100)	(18)	(100)

Total earning assets	95,435	100	94,015	100	90,026	100	1,420	2	5,409	6

Other assets	322	-	342	-	357	-	(20)	(6)	(35)	(10)

Total assets	$95,757	100%	$94,357	100%	$90,383	100%	$1,400	1	$5,374	6

Other Business Activity (Notional)

Letters of Credit	$7,039		$7,894		$7,251		$(855)	(11)	$(212)	(3)

Mandatory Delivery Contracts	$1,471		$182		$228		$1,289	708	$1,243	545

Total Mission Asset Activity (Principal and Notional)	$68,742	72%	$76,670	81%	$74,442	82%	$(7,928)	(10)	$(5,700)	(8)

(1)	The majority of these balances are SFAS 133-related basis adjustments.
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
Credit Services
In the first three months of 2009, the principal balance of Advances decreased. The decrease began in the fourth quarter of 2008, after Advances had reached record highs in October 2008, and continued throughout the first quarter. The balance on March 31, 2009 was $46,111 million, $5,098 million (10 percent) below the first quarter’s daily average balance. We believe that Advances decreased for two reasons:
▪	lower demand reflecting the economic recession; and

▪	the availability of new funding and liquidity options to members, which occurred from the various fiscal and monetary stimuli and financial guarantees of the federal government to combat the financial crisis and recession.

Corresponding to the lower Advance balances, available lines in the Letters of Credit program decreased $1,457 million (18 percent) from year-end 2008 to March 31, 2009. Most of our Letters of Credit support members’ public unit deposits. We earn fees on the actual amount of the available lines members use, which can be substantially less than the lines outstanding.
The following tables present Advance balances by major program on the dates indicated.

(Dollars in millions)	March 31, 2009		December 31, 2008		March 31, 2008
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$3,257	7%	$5,886	11%	$13,502	22%
LIBOR	20,612	45	24,225	46	28,079	46

Total	23,869	52	30,111	57	41,581	68

Long-Term
Regular Fixed Rate	9,818	21	9,722	18	7,039	12
Convertible (2)	3,335	7	3,479	7	3,712	6
Putable (2)	7,054	15	6,981	13	6,803	11
Mortgage Related	1,728	4	1,815	4	1,697	3

Total	21,935	47	21,997	42	19,251	32

Other Advances	307	1	691	1	142	—

Total Advances Principal	46,111	100%	52,799	100%	60,974	100%

Other Items	1,001		1,117		745

Total Advances Book Value	$47,112		$53,916		$61,719

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
Most of the reduction in balances occurred from REPO and LIBOR Advance programs. These two programs normally have the most fluctuation in balances, as larger members tend to use them disproportionately more than smaller members, they tend to have shorter-term maturities than other programs and, in the case of LIBOR Advances they can be prepaid without a fee on repricing dates. Other Advance programs experienced insignificant changes.
The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers on the dates indicated. The decrease in average interest rates from the end of 2008 to March 31, 2009 was due to the lower short-term interest rates during the first quarter.
     (Dollars in millions)

March 31, 2009			December 31, 2008
	Ending	Weighted Average		Ending	Weighted Average
Name	Balance	Interest Rate	Name	Balance	Interest Rate

U.S. Bank, N.A.	$14,456	2.25%	U.S. Bank, N.A.	$14,856	3.02%
National City Bank	5,910	1.57	National City Bank	6,435	2.83
Fifth Third Bank	3,889	2.58	Fifth Third Bank	5,639	3.18
AmTrust Bank	2,337	3.75	The Huntington National Bank	2,590	1.22
RBS Citizens N.A. (1)	1,894	1.16	AmTrust Bank	2,338	3.75

Total of Top 5	$28,486	2.21	Total of Top 5	$31,858	2.92

Total Advances (Principal)	$46,111	2.61	Total Advances (Principal)	$52,799	3.00

Top 5 Percent of Total	62%		Top 5 Percent of Total	60%

(1)	RBS Citizens is a former member that has Advances remaining outstanding with us. See “Business Related Developments and Update on Risk Factors” for information regarding the purchase of National City Bank by a financial institution headquartered outside our Fifth District.

Our Advances have historically been concentrated among a small number of members. Concentration ratios have been relatively stable in the last several years. We believe that having large members who actively use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase financial leverage, possibly enhance dividend returns, obtain favorable funding costs, and provide more competitively priced Mission Asset Activity.
As shown in the table above, approximately half of the total decrease in Advance balances in the first quarter of 2009 occurred from our top five members. Another market penetration measure also demonstrates that the decrease in Advances occurred broadly across the membership. As shown in the following table, the unweighted average ratio of each member’s Advance balances to its total assets was lower on March 31, 2009 compared to year-end 2008, for both large members and small members. However, we believe these ratios continue to demonstrate that members view our Advances as important sources of funding and liquidity.

	March 31, 2009	December 31, 2008

Average Advances-to-Assets for Members

Assets less than $1.0 billion (677 members)	5.40%	6.11%

Assets over $1.0 billion (56 members)	4.90%	5.47%

All members	5.36%	6.06%
Advance balances normally exhibit substantial daily and intra-period volatility, in part because of the concentration of Advances among a relatively small number of members. The daily fluctuation of Advances continued to be high in the first quarter. We believe the ability of members to quickly and cost effectively change how they use Advances is a significant source of membership value, even for those members who do not borrow from us heavily or at all. However, the high volatility can present challenges in efficiently funding Advances, managing capital leverage, and balancing Advance pricing while also generating a competitive return on capital. Advance volatility requires us to maintain a sizable short-term liquidity portfolio.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
The total principal and notional balance in the Mortgage Purchase Program (which includes mortgage loans held for portfolio and mandatory delivery contracts) increased notably in the first three months of 2009. As of March 31, 2009, balances compared to year-end 2008 were up $781 million (8 percent) and balances compared to March 31, 2008 were up $1,376 million (15 percent). This is the first quarter in several years that the Program has expanded materially. Significantly lower mortgage interest rates in the fourth quarter of 2008 and the first quarter of 2009 drove up refinancing activity, which normally results in Program balances increasing. Volumes also may have benefited from the financial difficulties and conservatorship of Fannie Mae and Freddie Mac.
Our focus continues to be on recruiting community-based members to participate in the Program and on increasing the number of sellers. After approving 21 new members to participate in the Program in 2008, we approved 11 members in the first quarter of 2009. The pipeline of members either interested in joining the Program or in the process of joining is substantial. For example, in mid April we were processing 27 applications for approval. The number of regular sellers has also increased in the last year, by up to 60 percent more. Because most of the recent interest and increase in sellers have come from our smaller members, we expect to maintain the Program at less than 15 percent of total assets. In the past five years, the Program has been relatively stable at approximately 10 percent of total assets.

The following table reconciles changes in the Program’s principal balances (excluding Mandatory Delivery Contracts) in the first three months of 2009.

Mortgage Purchase
(In millions)	Program Principal

Balance at December 31, 2008	$8,590
Principal purchases	1,913
Principal paydowns	(795)

Balance at March 31, 2009	$9,708

We closely track the refinancing incentives of all of our mortgage assets because the mortgage prepayment option represents almost all of our market risk exposure. The principal paydowns in the first quarter equated to an annual constant prepayment rate of 28 percent, compared to 12 percent in 2008 and reflected the significant drop in mortgage rates. However, we believe the refinancing response was muted by the credit difficulties in the mortgage market and the economic recession. Many of the principal purchases were different mortgage loans than the loans paid down. The Program’s composition of balances by loan type, original final maturity, and mortgage note rate did not change materially in the first quarter.
As shown in the following table, the percentage of principal balances from members supplying 10 percent or more of total balances decreased 3 percentage points from year-end 2008 to March 31, 2009. The decrease in the percentage of loans outstanding from National City Bank reflected its lack of new activity with us since mid 2007, while the increase from Union Savings Bank reflected refinancing activity in its portfolio.

	March 31, 2009		December 31, 2008
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$ 4,424	46%	$ 4,709	55%
Union Savings Bank	2,845	29	1,995	23

Total	$ 7,269	75%	$ 6,704	78%

The wider initial and expected lifetime spreads to funding costs on new mortgage assets that we experienced in 2008 continued in the first two months of 2009. We believe the trends of wider spreads and more volatility were consistent with the difficulties in the mortgage markets and the steep market yield curves. However, in March and April, net mortgage spreads narrowed due to the government’s newly initiated purchase activity of mortgage-backed securities, although the spreads still represented profitable risk-adjusted returns.
Investments
Money Market Investments
Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits (including certain deposits held at the Federal Reserve), securities purchased under agreements to resell, Federal funds sold, and certificates of deposit and bank notes in our available-for-sale portfolio. In the first quarter of 2009, our investment portfolio continued to provide liquidity and helped us manage market risk and capital adequacy.
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
In the first three months of 2009, we tended to maintain money market balances at higher levels compared to historical trends. The money market balance averaged $21,716 million in the first quarter, an increase of $9,510 million from the average balance for the year ended December 31, 2008. The increase, which began in the fourth quarter of 2008, was due primarily to the financial crisis requiring us to increase asset liquidity and, secondarily, to the decrease in Advance balances. When Advances decrease cyclically, we normally attempt to maintain total asset balances by increasing short-term investments. We increased asset liquidity by holding larger-than-normal balances of overnight money market investments while lengthening the average maturity of Discount Notes used to fund many of these investments. These actions were also implemented in accordance with Finance Agency guidance to target as many as 15 days of liquidity under certain scenarios. Because of the upward sloping yield curve, these actions negatively impacted our earnings.
Mortgage-Backed Securities
We invest in mortgage-backed securities in order to enhance profitability and to help support the housing market. Mortgage-backed securities currently comprise 99.7 percent of the held-to-maturity securities and all of the trading securities on the Statements of Condition. Our philosophy is to invest mostly in the mortgage-backed securities of GSEs and government agencies. We have not purchased any mortgage-backed securities issued by other entities since 2003.
We have historically been permitted to hold mortgage-backed securities up to a multiple of three times our regulatory capital. In May 2008, the Finance Agency approved our request, pursuant to a Finance Agency authorization permitting a higher multiple, to temporarily expand our mortgage-backed security percentage by up to an additional 1.5 times regulatory capital. However, because the financial crisis and recession resulted in narrow spreads on these securities relative to our funding costs and limited investment availability of securities that fit our investment parameters, we purchased no mortgage-backed securities between August 2008 and March 2009. On March 31, 2009, the principal balance of our mortgage-backed securities was $11,882 million, for a multiple to regulatory capital of 2.65. Although we purchased $682 million of these securities in May before the filing of this document, at this time, we do not know when mortgage-backed securities choices and net spreads will again be sufficiently attractive for us to purchase them consistently in quantities comparable to our historical practices. If the reduction in the leverage remains or becomes more significant, it will begin to materially decrease earnings.
The following table reconciles changes in the principal balances of mortgage-backed securities (including outstanding traded-not-settled transactions) in the first three months of 2009. The principal paydowns equated to an annual constant prepayment rate of 22 percent, compared to 16 percent in 2008.

Mortgage-backed
(In millions)	Securities Principal

Balance at December 31, 2008	$12,897
Principal purchases	-
Principal paydowns	(799)
Principal sales	(216)

Balance at March 31, 2009	$11,882

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer on the dates indicated.

(In millions)	March 31, 2009	December 31, 2008

Security Type
Collateralized mortgage obligations	$4,920	$5,433
Pass-throughs (1)	6,962	7,464

Total	$11,882	$12,897

Collateral Type (2)
15-year collateral	$4,743	$5,169
20-year collateral	3,168	3,365
30-year collateral	3,971	4,363

Total	$11,882	$12,897

Issuer
GSE residential mortgage-backed securities	$11,592	$12,581
Agency residential mortgage-backed securities	10	12
Private-label residential mortgage-backed securities	280	304

Total	$11,882	$12,897

(1)	On each date, only $3 million, of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs.
(2)	On each date, all but $3 million of principal were comprised of fixed-rate mortgages.
Consolidated Obligations
Changes in Balances and Composition
Our primary source of funding and liquidity is through participating in the issuance of the System’s debt securities—Consolidated Obligations—in the capital markets. The table below presents, for the periods indicated, the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended		Three Months Ended
(In millions)	March 31, 2009		December 31, 2008		March 31, 2008
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$42,637	$47,256	$49,389	$40,450	$39,873	$36,884
Discount	(18)	(33)	(53)	(94)	(74)	(113)

Total Consolidated Discount Notes	42,619	47,223	49,336	40,356	39,799	36,771

Consolidated Bonds:
Unswapped fixed-rate	25,937	25,290	25,650	25,468	22,839	23,298
Unswapped adjustable-rate	4,475	5,421	6,424	9,638	12,275	11,451
Swapped fixed-rate	10,937	10,219	10,140	11,969	12,718	12,207

Total Par Consolidated Bonds	41,349	40,930	42,214	47,075	47,832	46,956

Other items (1)	141	152	179	62	114	71

Total Consolidated Bonds	41,490	41,082	42,393	47,137	47,946	47,027

Total Consolidated Obligations (2)	$84,109	$88,305	$91,729	$87,493	$87,745	$83,798

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.
(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 9 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were (in millions) $1,135,379 and $1,251,542 at March 31, 2009 and December 31, 2008, respectively.

All of our Obligations issued and outstanding in 2009, as in the last several years, had “plain-vanilla” interest terms. None had step-up, inverse floating rate, convertible, range, or zero-coupon structures.
Balances of the various types of Obligations can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategies. In the first three months of 2009, the average balance of Discount Notes increased substantially compared to the average balance for all of 2008 and the first three months of 2008. There were three reasons for this trend:
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
In the first three months of 2009, based on average balances, 53 percent of our Consolidated Obligations were short-term Discount Notes. This elevates our liquidity risk, compared to relying more on longer-term sources of Obligations. However, as discussed in various other places in this filing, we believe we have managed the incremental liquidity risk appropriately and that the risk the System would be unable to continue issuing Discount Notes is remote. In addition, a material portion of the increase in average Discount Notes balances has been for the purpose of enhancing asset liquidity, as discussed above in the “Investments” section.
The decrease in the balance of Discount Notes on March 31, 2009 compared to the average balance for the first quarter reflected the reduction in Advance balances during the first quarter.
The relatively stable balance of unswapped fixed-rate Bonds in the first quarter of 2009 compared to all of 2008 reflected primarily the relatively stable balance of our mortgage assets. The increase in this balance in the first quarter of 2009 compared to the first quarter of 2008 primarily reflected the actions taken during 2008 to reduce our exposure to higher interest rates.
The following table shows the allocation on March 31, 2009 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable

Due in 1 year or less	$405	$3,741	$4	$4,150	$9,775
Due after 1 year through 2 years	985	3,480	5	4,470	465
Due after 2 years through 3 years	1,520	2,385	5	3,910	10
Due after 3 years through 4 years	1,290	2,340	71	3,701	—
Due after 4 years through 5 years	1,145	1,676	4	2,825	25
Thereafter	4,930	1,797	154	6,881	—

Total	$10,275	$15,419	$243	$25,937	$10,275

The allocations were consistent with those in the last several years, although the final maturities are currently slightly longer than historically. The Bonds were distributed relatively smoothly throughout the maturity spectrum. Twenty-seven percent had final remaining maturities greater than five years. These longer-term Bonds help us hedge the extension risk of long-term mortgage assets. Forty percent provide us with call options, which help manage the prepayment volatility of mortgage assets. Almost all of the callable Bonds have next call dates within the next 12 months and most of them are callable daily after an initial lockout period. Daily call options provide considerable flexibility in managing market risk exposure to lower mortgage rates.

Relative Cost of Funding
Obligations normally have an interest cost at a spread above U.S. Treasury Bills and Notes and below LIBOR. These spreads can be volatile, and in the first quarter of 2009, as in 2008, they tended to be significantly wider and more volatile than in prior years. The financial crisis caused investors to demand significantly more relative compensation for debt securities, especially longer-term securities, issued by non-government entities. We responded to the higher spreads on noncallable Bonds by issuing a greater percentage of callable Bonds and Discount Notes in 2008 and the first quarter of 2009. These Obligations did not suffer from the widening of spreads to the same extent as noncallable Bonds. However, during the first quarter, Obligation spreads and volatility improved somewhat, back towards more historically normal conditions, from the distressed conditions of the second half of 2008.
Deposits
Deposits are a minor source of funding. As shown on the “Average Balance Sheet and Yield/Rates” table in the “Results of Operations,” the average balance of deposits was relatively stable in the first quarter of 2009 compared to the first quarter of 2008. However, as shown on the Statements of Condition, comparing March 31, 2009 to year-end 2008, deposit balances increased substantially (by $614 million, or 51 percent). Volatility in period end, especially quarter end, deposit balances is not abnormal.
Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.” We discuss our liquidity in the “Executive Overview,” and the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management.” Further information on our use of derivatives is contained in our annual report on Form 10-K for the year ended December 31, 2008.

Capital Resources
Capital Leverage
The Gramm-Leach-Bliley Act of 1999 (GLB Act) and Finance Agency Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, in which we target a floor on the regulatory quarterly average capital-to-assets ratio of 4.20 percent. If our financial leverage increases too much, or becomes too close to the regulatory limit, our Capital Plan provides us the discretionary ability to enact changes in it to ensure our capitalization remains strong and in compliance with all regulatory limits. The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis, for the periods indicated.
GAAP and Regulatory Capital

	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2009		December 31, 2008		March 31, 2008
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,998	$3,981	$3,962	$3,798	$3,726	$3,608
SFAS 150-Related Stock	99	113	111	127	119	118

Regulatory Capital Stock	4,097	4,094	4,073	3,925	3,845	3,726
Retained Earnings	365	375	326	335	289	313

Regulatory Capital	$4,462	$4,469	$4,399	$4,260	$4,134	$4,039

GAAP and Regulatory Capital-to-Assets Ratios

	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2009		December 31, 2008		March 31, 2008
	Period End	Average	Period End	Average	Period End	Average
GAAP	4.75%	4.54%	4.36%	4.37%	4.25%	4.33%
Regulatory	4.87	4.67	4.48	4.51	4.38	4.47
In the first quarter of 2009, our financial leverage decreased, primarily because of the reduction in Advance balances. Retained earnings increased from year-end 2008 to March 31, 2009 by $39 million because we paid shareholders a 4.50 percent first quarter dividend while the ROE was 7.78 percent.
Changes in Capital Stock Balances
The following table presents changes in our regulatory capital stock balances in the first three months of 2009.

(In millions)

Regulatory stock balance at December 31, 2008	$4,073

Stock purchases:
Membership stock	23
Activity stock	25
Stock repurchases:
Excess stock redemption requests	(11)
Other stock repurchases	(13)

Regulatory stock balance at March 31, 2009	$4,097

Regulatory capital stock balances grew only $24 million. Although Advances decreased from year-end 2008 to March 31, 2009, there was a modest amount of activity stock purchases reflecting increased Advance usage during the quarter from several members, while the membership stock purchases reflected the annual recalculation of this member capital requirement. The stock repurchases reflected normal activity; several members had requested redemption of their excess stock, and we repurchased this stock as their Advances matured.

Excess Stock
On March 31, 2009, cooperative utilization of stock in accordance with our Capital Plan continued to provide capital for a material portion (15 percent) of Advances and Mortgage Purchase Program activity. As shown in the table below, if our Capital Plan did not have a cooperative capital feature, members would have been required to purchase an additional $336 million of stock to have the same total amount of Mission Asset Activity outstanding.

(In millions)	March 31, 2009	December 31, 2008

Excess capital stock (Capital Plan definition)	$915	$649

Cooperative utilization of capital stock	$336	$368

Mission Asset Activity capitalized with cooperative capital stock	$8,400	$9,200

The Finance Agency’s Capital Rule does not permit us to pay stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively utilized in accordance with our Capital Plan) would exceed one percent of our total assets after the dividend payment. The following table shows for the dates indicated the amount of our regulatory excess stock. At year-end 2008 and March 31, 2009, because of the reductions in Advances balances, we were above the regulatory threshold and, therefore, were required to pay cash dividends.

(In millions)	March 31, 2009	December 31, 2008

Excess capital stock (Finance Agency definition)	$1,252	$1,019

Total assets	$91,713	$98,206

Regulatory limit on excess capital stock (one percent of total assets)	$917	$982

Excess capital stock above regulatory limit	$335	$37

Retained Earnings
On March 31, 2009, stockholders’ investment in our FHLBank was supported by $365 million of retained earnings. This represented nine percent of total regulatory capital stock and 0.40 percent of total assets. When allocating earnings between dividends and retained earnings our Board of Directors considers the goals of paying stockholders a competitive dividend and having an adequate amount of retained earnings to mitigate impairment risk and augment future dividend stability.
Membership and Stockholders
On March 31, 2009, we had 733 member stockholders. In the first three months of 2009, seven institutions became new member stockholders, while two were lost due to mergers, for a net gain of five member stockholders. Of the members lost, one merged with another Fifth District member and one merged with an institution outside the Fifth District. The impact on Mission Asset Activity and earnings from these membership changes was negligible. Fluctuations in Mission Asset Activity and earnings from membership changes are a normal part of our business operations. More pronounced effects could result from the loss of one or more of our largest users.

The following tables list institutions holding five percent or more of outstanding Class B capital stock on the dates indicated. The amounts include stock held by any known affiliates that are members of our FHLBank. The stock holdings were stable on these two dates.

(Dollars in millions)
March 31, 2009			December 31, 2008
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$841	21%	U.S. Bank, N.A.	$841	21%
National City Bank	404	10	National City Bank	404	10
Fifth Third Bank	401	10	Fifth Third Bank	394	10
The Huntington National Bank	241	6	The Huntington National Bank	241	6
AmTrust Bank	223	5	AmTrust Bank	223	5

Total	$2,110	52%	Total	$2,103	52%

In October 2008, PNC Financial Services Group, Inc. announced its intention to purchase National City Bank. On March 31, 2009, National City was our second largest stockholder with $404 million of our capital stock, our second largest Advance borrower with current principal outstanding of $5,910 million, and our largest historical seller of loans in the Mortgage Purchase Program with current unpaid principal balances of $4,424 million. PNC Bank currently is not a member of our FHLBank and is chartered outside our Fifth District. National City has not submitted a membership termination notice to date. If we ultimately lose National City as a member, we believe there would be no material effect on the adequacy of our liquidity, profitability, ability to make timely principal and interest payments on our participations in Consolidated Obligation debt and other liabilities, or our ability to continue providing sufficient membership value to our members. This assessment is similar to that which we made, and have subsequently experienced, when we lost one of our largest members (RBS Citizens, N.A.) in 2007 due to a consolidation of its charter outside of the Fifth District.
In the first three months of 2009, there were no material changes in the percentage of members we have from total eligible companies, in the composition of membership by state, or in the allocation of member stockholders by their asset size. Because most existing eligible commercial banks and thrift/savings and loan associations are already members, our recruitment of new members will continue to focus on credit unions, insurance companies, and de novo banks.

RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for the three months ended March 31, 2009 and 2008. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of stockholders’ equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2009		2008
	Amount	ROE (a)	Amount	ROE (a)

Net interest income	$113	7.73%	$80	5.98%

Net gains (losses) on derivatives and hedging activities	4	0.31	(3)	(0.19)
Other non-interest income	8	0.56	2	0.14

Total non-interest income (loss)	12	0.87	(1)	(0.05)

Total revenue	125	8.60	79	5.93

Total other expense	(12)	(0.82)	(12)	(0.87)
Assessments	(30)	(b )	(18)	(b )

Net income	$83	7.78%	$49	5.06%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.
(b)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Of the $34 million increase in net income, $33 million (before assessments) occurred from an increase in net interest income. The next section provides details on this change.
There was a $7 million increase in the net gain on derivatives and hedging activities. Most of this gain is unrealized. The derivatives’ volatility resulted primarily from changes in interest rates that affected the market values of derivatives differently from the market values of the instruments they hedge. We consider this amount of volatility to be moderate and consistent with the close economic hedge relationships of our derivatives.
The $6 million increase in other non-interest income resulted from gains on the sales of a small amount ($216 million) of mortgage-backed securities in January 2009 that had less than 15 percent of the acquired principal outstanding at the time of the sale.
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
Components of Net Interest Income
We generate net interest income from two components: 1) the net interest rate spread and 2) funding interest-earning assets with interest-free capital (“earnings from capital”). The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin. Because of our low net interest rate spread compared to other financial institutions, we normally derive a substantial proportion of net interest income from deploying our capital to fund assets.

The following table shows the two major components of net interest income, as well as the three major subcomponents of the net interest spread, for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in millions)	2009		2008
		Pct of		Pct of
		Earning		Earning
	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$97	0.41%	$48	0.21%
Net (amortization)/accretion (1) (2)	(13)	(0.06)	(15)	(0.06)
Prepayment fees on Advances, net (2)	4	0.02	-	-

Total net interest rate spread (3)	88	0.37	33	0.15

Earnings from funding assets with interest-free capital	25	0.11	47	0.21

Total net interest income/net interest margin	$113	0.48%	$80	0.36%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.
(2)	These components of net interest rate spread have been segregated here to display their relative impact.
(3)	Total earning assets multiplied by the difference in the book yield on interest-earning assets and book cost of interest-bearing liabilities.
Earnings From Capital. Earnings from capital decreased $22 million resulting from the significant reductions in short-term interest rates. We deploy much of our capital in short-term and adjustable-rate assets.
Net Amortization/Accretion. Although amortization of mortgage purchase premiums and accretion of purchase discounts can substantially affect earnings, net amortization was $2 million less in 2009, which benefited earnings. The two categories normally responsible for most of the volatility in net amortization are mortgage assets and callable Bonds. The amortization of callable Bond concession expense was high in each of the first quarter of 2009 and 2008 because we called a large amount of Bonds in each quarter.
Amortization and accretion depend on both actual and projected principal payments, especially prepayment speeds. Lower mortgage rates provide borrowers incentive to refinance their mortgages, which results in accelerated prepayment speeds and an increase in amortization and accretion. The reverse occurs when mortgage rates rise.
On March 31, 2009, the mortgage asset portfolio had a net premium balance of $41 million, which was composed of a $64 million premium balance on the Mortgage Purchase Program and a $23 million discount balance on mortgage-backed securities. As of March 31, 2009, for a 0.50 percentage shock decrease to mortgage rates, we projected there would have been a $9 million immediate increase in net amortization on mortgage asset net premiums (which would lower earnings), while for a 2.00 percentage shock increase to mortgage rates, there would have been a $13 million immediate decrease in net amortization (which would raise earnings). This amount of volatility would not have materially affected our ongoing profitability; in the case of higher mortgage rates, the impact would be positive.
On March 31, 2009, we implemented a major upgrade of our third party prepayment model. Although the upgrade slowed the projected prepayment speed amortization, it did not materially impact net interest income. See the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Prepayment Fees on Advances. Advance prepayment fees were $4 million in the first quarter of 2009, versus zero in the first quarter of 2008. Advance prepayment fees can be, and in the past have been, significant. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances. Fees in one period do not necessarily indicate a trend that will continue in future periods.

Other Components of Net Interest Spread. Excluding net amortization and Advance prepayment fees, for the first three months of 2009 compared to the same period of 2008, the other components of the net interest rate spread increased $49 million; as a percent of earning assets they increased from 0.21 percent to 0.41 percent. Several material factors affected the other components, as discussed below, in estimated order of impact from largest to smallest. The first two factors had much larger favorable impacts than the two unfavorable factors and they also were much larger than the $22 million decrease in net interest income from the reduction in the earnings from capital due to lower interest rates.
▪	Wider spreads on short-term assets compared to funding costs—Favorable: For all of 2008, average spreads on many assets, especially short-term and adjustable-rate assets indexed to short-term LIBOR, widened substantially relative to their funding costs. The widening occurred because the financial crisis resulted in the rates on our short-term funding sources, mostly Discount Notes, falling significantly more than the cost of inter-bank lending represented by short-term LIBOR. The widening was particularly noteworthy in the fourth quarter of 2008 and the first quarter of 2009, especially for three-month LIBOR; the very wide fourth quarter spread favorably affected the first quarter’s earnings. In the first quarter of 2009, we funded $10 billion to $20 billion of LIBOR-indexed assets with Discount Notes.

The LIBOR-Discount Note spread for one-month and three-month maturities averaged 155 basis points in the fourth quarter of 2008 and 60 basis points in the first quarter of 2009, compared to 40 basis points in the first quarter of 2008. Separately for the 3-month LIBOR versus 3-month Discount Note, the spread was even wider in the first quarter of 2009. The long-term average spread is 18 to 20 basis points.

We do not know for how long or the extent to which the wider LIBOR to Discount Notes spreads will continue. In April and May, these spreads have continued at the approximate levels of the first quarter.

▪	Re-issuing called Consolidated Bonds at lower debt costs—Favorable: During the fourth quarter of 2008 and the first quarter of 2009, the reductions in intermediate- and long-term interest rates enabled us to retire (call) approximately $9 billion of unswapped Bonds and replace them with new debt (both Bonds and Discount Notes) at significantly lower interest rates. By contrast, in the fourth quarter and first quarter, the amount of mortgage paydowns, which we reinvested in assets with lower rates, was substantially less than the amount of Bonds called. In addition, the ability to call and replace Bonds provided us an opportunity to reposition the maturity distribution of our liabilities to take advantage of the sharply upward sloping yield curve while still maintaining a strategy of lower market risk exposure to higher interest rates that we initiated in 2008.

▪	Large overnight asset gap—Unfavorable: In the last several years, we carried a large overnight asset gap of approximately $8 billion to $20 billion. This occurred for two reasons: 1) the preferences of some members for overnight funding and, 2) our holding of many money market investments in overnight maturities during the financial crisis in order to increase our liquidity and provide additional mitigation of unsecured credit risk exposure. Because we have limited sources of overnight funding, we tend to fund these overnight assets with non-overnight Discount Notes having maturities of up to one year, which normally have higher rates than overnight assets. Earnings decreased from this factor for two reasons: First, we increased our reliance on overnight liquidity in the first quarter of 2009 compared to the first quarter of 2008, as discussed elsewhere in this filing. Second, the difference in rates between overnight assets and term Discount Notes widened in the fourth quarter of 2008 and into the first quarter of 2009.

▪	Reduction in LIBOR Advance balance—Unfavorable: The average balance of LIBOR Advances was substantially lower—by approximately $5.4 billion—in the first quarter of 2009 compared to the same quarter of 2008, due to member paydowns and repayments. Because we had funded many of these LIBOR Advances with Discount Notes at elevated spreads, the loss of these Advances substantially lowered net interest income.

Average Balance Sheet and Yield/Rates
The following table provides yields/rates and average balances for major balance sheet accounts for the three months ended March 31, 2009 and 2008. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$52,210	$226	1.76%	$58,725	$575	3.94%
Mortgage loans held for portfolio (2)	9,067	117	5.23	8,882	117	5.28
Federal funds sold and securities purchased under resale agreements	6,155	3	0.19	8,022	61	3.05
Other short-term investments (3)	2,971	5	0.67	25	-	3.29
Interest-bearing deposits in banks (4)	12,590	8	0.25	2,425	26	4.38
Mortgage-backed securities	12,430	156	5.08	11,913	146	4.91
Other long-term investments	12	-	4.33	16	-	5.37
Loans to other FHLBanks	-	-	-	18	-	3.44

Total earning assets	95,435	515	2.18	90,026	925	4.13

Allowance for credit losses on mortgage loans	-			-
Other assets	322			357

Total assets	$95,757			$90,383

Liabilities and Capital
Term deposits	$111	-	1.41	$88	1	4.23
Other interest bearing deposits (4)	1,334	-	0.06	1,287	9	2.81
Short-term borrowings	47,223	62	0.53	36,771	316	3.46
Unswapped fixed-rate Consolidated Bonds	25,295	283	4.54	23,295	279	4.82
Unswapped adjustable-rate Consolidated Bonds	5,421	19	1.37	11,451	115	4.03
Swapped Consolidated Bonds	10,366	37	1.45	12,281	124	4.04
Mandatorily redeemable capital stock	113	1	3.89	118	1	5.25
Other borrowings	6	-	0.07	4	-	2.02

Total interest-bearing liabilities	89,869	402	1.81	85,295	845	3.98

Non-interest bearing deposits	3			6
Other liabilities	1,535			1,166
Total capital	4,350			3,916

Total liabilities and capital	$95,757			$90,383

Net interest rate spread			0.37%			0.15%

Net interest income and net interest margin		$113	0.48%		$80	0.36%

Average interest-earning assets to interest-bearing liabilities			106.19%			105.55%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Other short-term investments include securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale or held-to-maturity securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39.
For all but one account, the average rate of each asset and liability category was lower in the 2009 period than in the 2008 period. Most of the accounts that had lower average rates have short-term maturities or are adjustable rate, which repriced to lower rates during 2008 and the first quarter of 2009, corresponding to the significant reductions in average short-term market rates.

The average rate on mortgage-backed securities increased 0.17 percentage points primarily due to faster paydowns of lower yielding collateralized mortgage obligations compared to the paydowns of relatively higher yielding passthrough mortgage-backed securities. Secondarily, the net accretion of purchase discounts on mortgage-backed securities rose in the first quarter of 2009 because of overall accelerated prepayment speeds.
Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table for the three months ended March 31, 2009 versus the same period of 2008. For purposes of this table, changes in the composition of the balance sheet that are not due solely to volume or rate changes are allocated proportionately to the volume and rate factors.

	Three Months Ended
(In millions)	March 31, 2009 over 2008
	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(64)	$(285)	$(349)
Mortgage loans held for portfolio	2	(2)	-
Federal funds sold and securities purchased under resale agreements	(14)	(44)	(58)
Other short-term investments	24	(19)	5
Interest-bearing deposits in banks	111	(129)	(18)
Mortgage-backed securities	6	4	10
Other long-term investments	-	-	-
Loans to other FHLBanks	-	-	-

Total	65	(475)	(410)

Increase (decrease) in interest expense
Term deposits	-	(1)	(1)
Other interest-bearing deposits	-	(9)	(9)
Short-term borrowings	90	(344)	(254)
Unswapped fixed-rate Consolidated Bonds	24	(20)	4
Unswapped adjustable-rate Consolidated Bonds	(60)	(36)	(96)
Swapped Consolidated Bonds	(19)	(68)	(87)
Mandatorily redeemable capital stock	-	-	-
Other borrowings	-	-	-

Total	35	(478)	(443)

Increase (decrease) in net interest income	$30	$3	$33

As discussed above in the “Other Components of Net Interest Spread,” almost all of the total increase in net interest income occurred from two factors—wider spreads on short-term assets compared to funding costs and re-issuing called Consolidated Bonds at lower debt costs—that are both related to rate changes. Because of the large reductions in interest rates between the periods, the differences in individual asset and liability categories in the volume/rate table can not be aggregated or netted to reflect the changes in balances or spreads between various interest rates. For example the benefits we have realized from the spread between LIBOR and the rate paid on Discount Notes (Short-term borrowings) and from calling high-cost Bonds can not be distinguished in the table above.

Effect of the Use of Derivatives on Net Interest Income
As explained elsewhere, the primary reason we use derivatives, most of which are interest rate swaps, is to hedge the fixed interest rates of certain Advances and Consolidated Obligations. The following table shows the effect of derivatives on our net interest income for three months ended March 31, 2009 and 2008.

(In millions)	Three Months Ended March 31,
	2009	2008
Advances (1)	$(110)	$(15)
Mortgage purchase commitments (2)	2	-
Consolidated Obligations (1)	34	9

Decrease to net interest income	$(74)	$(6)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
Although our overall use of derivatives decreased net interest income more in the 2009 period than in the 2008 period, the derivatives made our earnings and market risk profile significantly more stable because they effectively created synthetic adjustable-rate LIBOR-based coupon rates for both fixed-rate Advances and fixed-rate Obligations. The synthetic adjustable-rate Advances were funded with short-term Discount Notes and the synthetic adjustable-rate swapped Obligations. Thus, the derivatives provided a closer match of interest rate reset terms than would have occurred without their use.
The effect on net interest income from derivatives activity primarily represents the net effect of:
▪	the economic cost of hedging purchased options embedded in Advances;
▪	converting fixed-rate Regular Advances and Advances with below-market coupons and purchased options to at-market coupons tied to adjustable-rate LIBOR; and
▪	converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Consolidated Obligations.
The relative magnitude of each factor depended on changes in both short-term LIBOR and in the notional principal amounts of swapped Advances versus swapped Obligations. The larger reduction in net interest income for the first quarter of 2009 from our use of derivatives was primarily due to the reductions in short-term LIBOR, combined with a greater use of derivatives to transform fixed-rate Advances to adjustable-rate LIBOR than of derivatives to transform fixed-rate Obligations to adjustable-rate LIBOR. The “Use of Derivatives in Market Risk Management” section in “Quantitative and Qualitative Disclosures About Risk Management” discloses the notional principal amounts of derivatives used to hedge Advances and Obligations.

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(Dollars in millions)	2009	2008

Other Income (Loss)
Net gains on held-to-maturity securities	$6	$-
Net gains (losses) on derivatives and hedging activities	4	(3)
Other non-interest income, net	2	2

Total other income (loss)	$12	$(1)

Other Expense
Compensation and benefits	$7	$7
Other operating expense	3	3
Finance Agency	1	1
Office of Finance	1	1

Total other expense	$12	$12

Average total assets	$95,757	$90,383
Average regulatory capital	4,469	4,039

Total other expense to average total assets (1)	0.05%	0.05%
Total other expense to average regulatory capital (1)	1.09%	1.15%
(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
The net gains on held-to-maturity securities and the net gains (losses) on derivatives and hedging activities are discussed above in the “Components of Earnings and Return on Equity.” Total other expenses were flat at $12 million for each period. Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. We continue to maintain a sharp focus on controlling our operating costs.
REFCORP and Affordable Housing Program Assessments
Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to a 26.6 percent effective annualized net assessment rate. Depending on the level of the FHLBank System’s earnings, the REFCORP assessment is currently expected to be statutorily retired by 2013. Lower FHLBank System earnings, for example from continued issues with securities impairment in the System, would extend the retirement date.
In the first quarter of 2009, assessments totaled $30 million, which reduced ROE by 2.82 percentage points, compared to $18 million in the first quarter of 2008, which reduced ROE by 1.85 percentage points. The relative burden of assessments increased because net income before assessments rose 69 percent while average capital rose only 11 percent; this means a much larger assessment was applied to a modestly larger capital base.

Segment Information
Note 13 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. It is important to note that we manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than at the level of individual operating business segments. Under this approach, the market risk/return profile of each operating business segment would not be expected to match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis.
The table below summarizes each segment’s operating results for the three months ended March 31, 2009 and 2008.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended March 31, 2009

Net interest income	$86	$27	$113

Net income	$67	$16	$83

Average assets	$86,646	$9,111	$95,757

Assumed average capital allocation	$3,936	$414	$4,350

Return on Average Assets (1)	0.31%	0.73%	0.35%

Return on Average Equity (1)	6.90%	16.11%	7.78%

Three Months Ended March 31, 2008

Net interest income	$56	$24	$80

Net income	$34	$15	$49

Average assets	$81,458	$8,925	$90,383

Assumed average capital allocation	$3,529	$387	$3,916

Return on Average Assets (1)	0.17%	0.69%	0.22%

Return on Average Equity (1)	3.87%	15.90%	5.06%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
The $33 million higher net income and the 3.03 percentage points higher ROE resulted from the favorable factors identified in “Other Components of Net Interest Spread” for the entire balance sheet, which the unfavorable factors and lower earnings from capital did not fully offset.
Mortgage Purchase Program Segment
The ROE and net income were relatively stable. Unfavorable effects from lower earnings from capital and the maturity of low-cost bullet debt were offset almost fully by replacing called Bonds with lower cost debt. We believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay member stockholders, although this segment will exhibit more volatility in profitability over time relative to short-term interest rates than the Traditional Member Finance segment. As discussed elsewhere, mortgage assets are the largest source of our market risk exposure. The effect of market risk exposure from the mortgage-backed securities in the Traditional Member Finance segment is diluted by that segment’s Advances and money market investments, which each have a modest amount of residual market risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Overview
Residual risk is defined as the risk exposure to our mission and corporate objectives remaining after applying our policies, controls, decisions, and procedures to manage and mitigate risk. Normally, our most significant residual risks are business/strategic risk and market risk. Currently, we believe the most significant risk is business/strategic risk, which we define as the potential adverse impact on corporate objectives from external factors and events over which we have limited control or influence. Our current business/strategic risks arise primarily from:
▪	the recessionary state of the overall economy and especially of our Fifth District;

▪	the ongoing financial crisis;

▪	the establishment of a new regulator for the FHLBank System;

▪	the placement of Fannie Mae and Freddie Mac into conservatorship;

▪	the various other actual and potential actions of the Federal government, including the Federal Reserve, Treasury Department and FDIC, to attempt to mitigate the financial crisis and economic recession; and

▪	the evolving concerns about some other FHLBanks’ capital adequacy and profitability.
Our assessment is that the residual exposures for our other risks—market risk, capital adequacy, credit risk, and operational risk—continued to be modest in the first three months of 2009. Market risk exposure continued to be moderate and at a level consistent with our cooperative business model. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk. We continue to conclude that we do not need a loan loss reserve for any asset class and that no assets are impaired. We did not experience any material operating risk events during the first three months of 2009.
We also believe the funding/liquidity risk eased in the first quarter of 2009. Although we can make no assurances, we believe the possibility for a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote. The impact of the financial crisis on our debt issuance capabilities and funding costs lessened in the first quarter, as our long-term funding costs relative to LIBOR and U.S. Treasuries showed a relative improvement and less volatility. Consequently, in the latter part of the first quarter, we determined that we could partially reduce, at an acceptable level of risk, the liquidity provided, generally at a cost to earnings, from funding short-term (mostly overnight) investments with longer-term Consolidated Obligation Discount Notes.
Market Risk
Measurement and Management of Market Risk Exposure
Market risk exposure is the risk of fluctuations in both the economic value of our stockholders’ capital investment in the FHLBank and the level of future earnings from unexpected changes and volatility in the market environment (most importantly interest rates) and our business operating conditions. There is normally a tradeoff between our long-term market risk exposure and the shorter-term earnings component. We attempt to minimize long-term market risk exposure while earning a competitive return on members’ capital stock investment. Effective management of both components is important in order to attract and retain members and capital, and to support growth in Mission Asset Activity.
The primary challenges in managing the level and volatility of long-term earnings exposure—i.e., market risk exposure—arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets on which we have sold prepayment options. We hedge the market risk of mortgage assets mostly with long-term fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. Because it is normally cost-prohibitive to completely hedge mortgage prepayment risk, a residual amount of market risk typically remains after funding and hedging activities.
Our Financial Management Policy established by our Board of Directors specifies four sets of limits regarding market risk exposure, which primarily address long-term market risk exposure. The policy limits address the following metrics: 1) the sensitivity of the market value of equity to interest rate shocks; 2) the sensitivity of the duration of equity to interest rate shocks; 3) the market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) under two interest rate shocks; and 4) the market value sensitivity of the mortgage assets portfolio.

We determine compliance with these policy limits at every month-end or more frequently if market or business conditions change significantly. We complied with each of these market risk policy limits, except one as noted below, in each of the first three months of 2009. We complied with all policy limits in each month of 2008.
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
Market Value of Equity and Duration of Equity — Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables. The following table presents the sensitivity profiles for the market value of equity and the duration of equity for the entire balance sheet for selected periods and interest rate shocks (in basis points). Average results are compiled using data for each month end.
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Year-to-Date
Market Value of Equity	$3,968	$4,101	$4,205	$4,318	$4,403	$4,438	$4,371
% Change from Flat Case	(8.1)%	(5.0)%	(2.6)%	-	2.0%	2.8%	1.2%

2008 Full Year
Market Value of Equity	$3,698	$3,907	$3,979	$4,010	$3,998	$3,956	$3,840
% Change from Flat Case	(7.8)%	(2.6)%	(0.8)%	-	(0.3)%	(1.3)%	(4.2)%

Month-End Results
March 31, 2009
Market Value of Equity	$4,136	$4,225	$4,316	$4,436	$4,581	$4,685	$4,653
% Change from Flat Case	(6.8)%	(4.8)%	(2.7)%	-	3.3%	5.6%	4.9%

December 31, 2008
Market Value of Equity	$3,831	$3,965	$4,060	$4,153	$4,180	$4,136	$3,924
% Change from Flat Case	(7.8)%	(4.5)%	(2.2)%	-	0.7%	(0.4)%	(5.5)%
Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results
2009 Year-to-Date	(4.0)	(4.9)	(5.3)	(4.6)	(2.7)	0.0	2.6
2008 Full Year	(5.7)	(4.3)	(2.4)	(0.2)	1.6	2.6	3.1

Month-End Results
March 31, 2009	(2.4)	(3.5)	(4.8)	(6.1)	(5.8)	(2.2)	2.6
December 31, 2008	(4.2)	(4.5)	(4.6)	(3.1)	0.6	3.6	6.4
We believe our market risk exposure in the first three months of 2009 continued to be moderate and at a level consistent with our cooperative business model. We maintained our strategy, initiated in 2008, to substantially decrease market risk exposure to higher long-term interest rates. This was indicated by smaller average losses, or even gains, in the market value of equity and lower average durations of equity in upward interest rate shocks. A portion—less than a majority—of the measured reduction in market risk exposure to higher interest rates reflected measurement nuances in this environment of very low long-term interest rates, high mortgage prices, and high expected interest rate volatility.

Market risk exposure to lower long-term interest rates tended to be at slightly higher levels than historically in the first three months of 2009, as it was also in 2008. We believe the level of this exposure does not indicate an undue earnings exposure to further sustained reductions in mortgage rates and faster mortgage prepayment speeds. As of March 31, 2009, a permanent 100 basis points decrease in all interest rates—which would put 30-year mortgage rates at historic lows of approximately four percent—would decrease the market value of equity by an estimated 4.7 percent, or $211 million. Based on cash flow analysis and earnings simulations, we do not expect profitability to decrease significantly as a result of the large decreases in mortgage rates that occurred in the fourth quarter of 2008 and the first quarter of 2009, nor do we expect profitability to decrease to uncompetitive levels if mortgage rates were to decrease by another 50 to 100 basis points for a sustained period.
We called almost $9 billion of Bonds in the fourth quarter of 2008 and the first quarter of 2009 and replaced them with new debt at significantly lower interest costs. Mortgage prepayments have not risen to the amount of the Bonds called as of the date of this filing. The amount of Bonds we called will substantially mitigate—but not completely offset—the lower earnings resulting from a possible large acceleration in mortgage prepayment speeds.
Beginning on March 31, 2009, we implemented a major upgrade of our third-party prepayment model. The most important changes in the upgraded model are 1) it directly incorporates historical and future assumed housing price trends, which can have a significant impact on prepayment speeds and 2) it slows prepayment speeds on discount priced mortgages. These improvements are based on evolving theories and methods of modeling prepayment speeds and new data available in the mortgage market’s difficulties in the last few years. The upgraded model generally results in more market risk exposure to higher interest rates and less exposure to lower interest rates. The impact on exposure to rising interest rates can be substantial. For example, under the current (upgraded) model, on March 31, 2009 the percentage gain in the market value of equity for an up 200 basis points interest rate shock was 4.9 percent, while under the previous version the gain would have been 10.7 percent. Implementation of the upgraded prepayment model does not change our assessment that in the past year we lowered market risk exposure to higher interest rates.
On March 31, 2009, we slightly violated one of our market risk policy limits. The base-case (flat rates) duration of equity was -6.1, while the compliance limit for that metric is between -6.0 and +6.0. This base-case metric has decreased in recent months due to the reduction in mortgage rates and, separately, the higher mortgage prices resulting from the federal government’s purchases of mortgage-backed securities. The level of the base-case duration of equity suggests an elevated exposure to further reductions in mortgage rates. However, some of the low level of this metric was driven by certain limitations of the measure in the stressed market environment. For example, the government’s purchases have lowered this metric but may not have a direct unfavorable impact on projected mortgage prepayment speeds or expected earnings. The discussion above in this section, based on the totality of our market risk and earnings metrics, supports our assessment that we have a moderate, not excessive, amount of exposure to lower mortgage rates. In mid April, slight changes in the market environment resulted in returning to being in compliance with this policy limit.
Market Capitalization Ratios
The ratio of the market value of equity to the book value of regulatory capital indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities, as a percent of regulatory capital. To the extent the ratio is lower than 100 percent, it reflects a potential reduction in future earnings from the current balance sheet. The market values used in the ratio can represent potential real economic losses, unrealized opportunity losses, or temporary fluctuations. However, the ratio does not measure the market value of equity from the perspective of an ongoing business.
We also track the ratio of the market value of equity to the par value of regulatory capital stock. This ratio excludes the amount of retained earnings in the denominator and therefore shows the ability of the market value of equity to protect the value of stockholders’ stock investment in our company.

The following table presents both of these ratios for the current (flat rate) interest rate environment for the dates indicated. Both ratios support the assessment that we have a moderate amount of market risk exposure.

	March 31, 2009	December 31, 2008
Market Value of Equity to Book Value of Regulatory Capital	100%	94%

Market Value of Equity to Par Value of Regulatory Capital Stock	108%	102%
Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads to funding costs for these assets. We closely analyze the mortgage assets portfolio both together with and separately from the entire balance sheet. The portfolio includes mortgage-backed securities; loans under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts; overnight assets or funding for balancing the portfolio; and allocated capital.
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
% Change in Market Value of Equity—Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Year-to-Date	(41.0)%	(24.6)%	(12.5)%	-	9.3%	13.3%	5.9%

2008 Full Year	(47.4)%	(16.5)%	(5.4)%	-	(0.4)%	(4.6)%	(17.7)%

Month-End Results

March 31, 2009	(32.7)%	(22.2)%	(12.7)%	-	14.8%	25.6%	23.5%

December 31, 2008	(49.4)%	(27.4)%	(13.4)%	-	5.2%	0.8%	(25.0)%
The table shows that in the first three months of 2009 the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had substantially greater market risk exposure volatility than the entire balance sheet. Most of the balance sheet’s market risk exposure is normally concentrated within the mortgage assets portfolio. We tend to carry a negligible residual amount of long-term market risk exposure in Advances and money market investments.
Use of Derivatives in Market Risk Management
As with our participation in debt issuances, derivatives help us hedge market risk created by Advances and mortgage commitments. Derivatives related to Advances most commonly hedge either:
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
The following table presents for the dates indicated the notional principal amounts of the derivatives used to hedge other financial instruments. The allocation of our derivatives was relatively stable in the last year.

		March 31,	December 31,	March 31,
(In millions)		2009	2008	2008
Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$11,587	$10,140	$12,718
Convertible Advances	Interest rate swap	3,335	3,478	3,712
Putable Advances	Interest rate swap	7,054	6,981	6,808
Advances with purchased caps and/or floors	Interest rate swap	-	1,400	2,400
Regular Fixed-Rate Advances	Interest rate swap	5,663	5,808	3,515
Mandatory Delivery Contracts	Commitments to sell to-be-announced mortgage-backed securities	410	386	100

Total based on Hedged Item (1)		$28,049	$28,193	$29,253

(1)	We enter into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedge them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.

The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including Mandatory Delivery Contracts (the hedged item) and to-be-announced mortgage-backed securities (their hedging instrument). Both of these are considered derivatives.

	March 31,	December 31,	March 31,
(In millions)	2009	2008	2008
Shortcut (Fair Value) Treatment
Advances	$8,209	$8,246	$7,215
Consolidated Obligations	644	860	4,433

Total	8,853	9,106	11,648

Long-haul (Fair Value) Treatment
Advances	7,646	7,790	9,097
Consolidated Obligations	10,713	8,935	8,235

Total	18,359	16,725	17,332

Economic Hedges
Advances	197	1,631	123
Consolidated Obligations	230	345	50
Mandatory Delivery Contracts	580	918	157
To-be-announced mortgage-backed securities hedges	410	386	100

Total	1,417	3,280	430

Total Derivatives	$28,629	$29,111	$29,410

The allocation of derivatives according to their accounting treatment was relatively stable in the last year. The overall changes shown did not represent a new hedging or risk management strategy or a change in accounting treatment of existing hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument but that is deemed to not qualify for hedge accounting treatment. The decrease in economic hedges from year-end 2008 to March 31, 2009 was primarily due to the maturity of a large Advance hedged with an interest rate swap.
Capital Adequacy
Capital Leverage
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
We have always complied with each capital requirement. See the “Capital Resources” section of the “Analysis of Financial Condition” for information on the most important requirement, the minimum regulatory capital-to-assets ratio.
Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings that we believe are needed to mitigate impairment risk and augment dividend stability in light of all the material risks we face. The current Retained Earnings Policy establishes a range of adequate retained earnings from $140 million to $285 million, with a target level of $170 million. We believe that our retained earnings assessment is conservative. Our methodology biases it towards calculation of a higher amount of retained earnings than we believe are actually needed to protect against impairment risk. In particular, we assume that all unfavorable scenarios and conditions occur simultaneously, implying that each dollar of retained earnings can serve as protection against only one risk event. This scenario is extremely unlikely to occur. On March 31, 2009, we had

$365 million of retained earnings. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide the opportunity for dividend stability.
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

(Dollars in millions)		Monthly Average
	Quarter End	Three Months Ended	Year End
	March 31, 2009	March 31, 2009	2008
Total risk-based capital requirement	$600	$647	$543
Total permanent capital	4,462	4,469	4,399

Excess permanent capital	$3,862	$3,822	$3,856

Risk-based capital as a percent of permanent capital	13%	14%	12%

The risk-based capital calculation has historically not been a binding constraint on our operations and has ranged from 12 to 20 percent, which is significantly less than the amount of our permanent capital. The measured requirement has not changed materially during the financial crisis, and we expect this to continue to be the case. Therefore, we do not use the requirement to actively manage our market risk exposure.
Credit Risk
Overview
Credit risk is the risk of loss due to default on assets lent to or purchased from members or investment counterparties, to delayed receipt of interest and principal, or to counterparties’ nonpayment of interest due on derivative transactions. As explained below, we believe we have a minimal amount of residual exposure to credit risk. Therefore, we have not established a loss reserve or taken an impairment charge for any assets.
Credit Services
Overview. We have numerous policies and practices to manage credit risk exposure from our secured lending activities which include Advances and Letters of Credit.
Although our credit risk management is risk-based in nature, our goal is to manage to a zero level of loss exposure. Despite the deterioration in the credit conditions of many of our members and of our pledged collateral, we believe that we have a minimal residual amount of credit risk exposure in our secured lending activities. We base this assessment on the following factors:
▪	a conservative approach to collateralizing credit that results in significant over-collateralization. This includes 1) systematically raising collateral margins and collateral perfection as the financial condition of a member or of the collateral pledged deteriorates, and 2) adjusting collateral margins for subprime and non-traditional mortgage loans that we have identified and determined are not properly underwritten;

▪	close monitoring of members’ financial conditions and repayment capacities;

▪	a risk focused process for reviewing the quality, documentation, and administration of pledged loan collateral;

▪	our belief that we have a moderate level of exposure to poorly performing subprime and nontraditional mortgages pledged as collateral; and

▪	a history of never experiencing a credit loss or delinquency on any Advance.
Because of these factors, we have never established a loan loss reserve for Credit Services.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policy parameters is that we require each member’s borrowings to be over-collateralized. This means that each member must maintain borrowing capacity in excess of its credit outstanding and that its borrowing capacity is less than estimated market value of the collateral pledged. As of March 31, 2009, the over-collateralization resulted in total collateral pledged of $161.3 billion against a total borrowing capacity of $101.9 billion. Over-collateralization by one member is not applied to another member.
We assign each member one of four levels of collateral status—Blanket, Securities, Listing, and Physical Delivery— based on our credit rating (described below) that reflects our view of the member’s current financial condition, capitalization, level of problem assets, and other credit risk factors.
Blanket collateral status is the least restrictive and is available for lower risk institutions. We assign it to approximately 85 percent of members. Under a Blanket status, the member borrower is not required to provide loan level detail on pledged loans. We monitor eligible collateral pledged under Blanket status using regulatory financial reports, which most members submit quarterly, or periodic collateral “Certification” documents submitted by all significant borrowers. Lower risk members that choose not to pledge loan collateral are assigned Securities status. Under Listing collateral status a member must pledge, and provide us information on, specifically identified individual loans that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, most insurance companies pledging loans, and newly chartered institutions.
We apply more conservative collateral requirements for insurance company members and for newly chartered institutions, which are required to deliver collateral until they have developed a financial history and are trending strongly toward profitability.
Collateral is primarily 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Other eligible collateral includes:
▪	multi-family mortgage loans;

▪	securities issued, insured, or guaranteed by the U.S. government or any of its agencies;

▪	cash or deposits in the FHLBank;

▪	other real estate-related collateral acceptable to us, including commercial real estate loans, home equity loans, farm real estate loans, and commercial mortgage-backed securities, provided that the collateral has a readily ascertainable value and we can perfect a security interest in the property; and

▪	non-real estate secured small business loans and agribusiness loans if the member is a Community Financial Institution.
We value listed and physically delivered loan collateral at the lesser of par or our internally-estimated market value. Securities collateral is valued using two third party providers. The market value of loan collateral pledged under a Blanket status is assumed to equal the outstanding unpaid principal balance.
We determine borrowing capacity against pledged collateral by applying Collateral Maintenance Requirements (CMR), informally referred to as over-collateralization rates or “haircuts.” CMRs are discounts applied to the estimated market value of pledged collateral, primarily to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset type. CMRs result in borrowing capacity that is less than the amount of pledged collateral.
Members with a higher risk profile and/or collateral with more risky credit quality and/or performance are generally subjected to higher CMRs. Loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information, due to unknown factors which may result in the market value being significantly below the book value of the Blanket loans. We believe that our CMR process results in conservative adjustments for all collateral types.
We also have an internal policy that, with certain exceptions granted on a case-by-case basis, we will not extend additional credit to any member (except under the Affordable Housing or the Community Investment and Economic Development Programs) that would result in total borrowings exceeding 50 percent of its total assets.

The table below shows the allocation of pledged collateral by collateral type as of March 31, 2009, and the range of standard CMRs. The percentages are before CMRs are applied to determine borrowing capacity.

	Percent of Total
	Pledged Collateral	CMR Range

1-4 Family Residential	60%	125-175%
Home Equity Loans	23	150-400
Commercial Real Estate	9	150-400
Bond Securities	7	101-205
Multi-Family	1	125-250
Farm Real Estate	(a )	150-350

Total	100%

(a)	Farm real estate pledged collateral is less than one percent of total pledged collateral.
Compared to December 31, 2008, the percentage of 1-4 family residential collateral rose two percent while the percentage of home equity collateral fell two percent.
Perfection. With certain unlikely statutory exceptions, the FHLBank Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. As additional security for members’ indebtedness, we have a statutory lien on their FHLBank capital stock. We perfect our security interest in collateral by 1) filing financing statements on each member pledging loan collateral, 2) taking possession or control of all pledged securities and cash collateral, and 3) taking physical possession of pledged loan collateral when we deem it appropriate based on a member’s financial condition. In addition, at our discretion and consistent with our Credit Policy, we are permitted to call on members to pledge additional collateral at any time during the life of a borrowing.
Subprime and Nontraditional Mortgage Loan Collateral. We have policies and processes to identify subprime loans pledged by members to which we have high credit risk exposure or have extended significant credit. We perform on-site collateral reviews, sometimes engaging third parties, of members we deem to have high credit risk exposure. The reviews include identification of loans that meet our definitions of subprime and nontraditional. Our definitions of a subprime and a nontraditional mortgage loan (NTM) are expansive and conservative. During the review process, we estimate overall subprime and nontraditional mortgage exposure levels by performing random statistical sampling of residential loans in the member’s pledged portfolios.
We have instituted a multi-year program to review all members for exposure to subprime and nontraditional collateral. The members on which we have performed on-site credit reviews to date have encompassed approximately half of the residential mortgage collateral pledged. Based on these reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics. This estimate is likely conservative if applied to all of our members, because to date it has been based on our review of members with higher credit risk. Although we have estimated NTM exposure for some members, due to the fact this is a relatively new process, we have not reviewed a sufficient number of members to offer a statistically valid estimate of exposure.
We raise our CMRs by up to 50 additional percentage points for the identified subprime and/or NTM segment of each pledged loan portfolio. These adjustments are add-ons to our standard adjustments based on the financial strength of the member institution and the performance of the portfolio pledged.
We also apply separate adjustments to CMRs for pledged private-label residential mortgage-backed securities for which there is available information on subprime loan collateral. These haircuts increase as subprime collateral levels increase. No security known to have more than one-third subprime collateral is eligible for pledge to support additional borrowings.

Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The following tables show the distribution of internal credit ratings we assigned to member and non-member borrowers as of March 31, 2009 and December 31, 2008.
March 31, 2009

(Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	88	$4.0	55	$1.5	$3.1
2	155	34.1	107	20.3	33.4
3	204	23.8	175	9.4	23.2
4	168	24.5	140	9.5	24.3
5	38	7.9	33	6.4	7.8
6	71	3.3	64	2.3	3.3
7	22	4.3	21	3.2	4.4

Total	746	$101.9	595	$52.6	$99.5

December 31, 2008

(Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	103	$32.7	69	$22.1	$31.8
2	149	5.8	107	2.4	5.2
3	223	23.9	196	15.3	23.4
4	165	23.5	142	9.0	23.2
5	35	10.1	26	7.2	10.0
6	49	2.6	46	1.8	2.5
7	16	4.5	14	2.9	4.5

Total	740	$103.1	600	$60.7	$100.6

The left table shows the borrowing capacity (Advances and Letters of Credit) of both members and non-member borrowers. The right side includes only institutions with outstanding credit activity, which includes Advances and Letter of Credit obligations, along with their total borrowing capacity. The lower the numerical rating, the higher our assessment of the member’s credit quality. A “4” rating is our assessment of the lowest level of satisfactory performance.
Although our members overall have satisfactory credit risk profiles, many of them have been unfavorably affected by the financial crisis as reflected in a continuing significant downward trend in our member credit ratings. This trend began in the second half of 2007 and accelerated throughout 2008 and the first quarter of 2009. As of March 31, 2009, 131 members and borrowing nonmembers (18 percent of the total) had credit ratings of 5 or below, with $15.5 billion of borrowing capacity (15 percent of total borrowing capacity). Between the end of 2007 and March 31, 2009, through our standard credit rating process, we moved a net of 88 institutions and $8.7 billion (or 9 percent) of borrowing capacity into one of the three lowest credit rating categories.
The credit ratings are one factor we use to determine collateral borrowing capacity based on the CMR process. A reduction in a member’s credit rating can decrease the member’s borrowing capacity, remove its ability to be under a Blanket pledge, require the member to deliver collateral to us in custody, and/or require it to provide an increased level of detail on pledged loan assets. We also more closely monitor members with lower credit ratings. In 2008 and the first three months of 2009, based on the deterioration in many members’ credit ratings, we implemented these actions to ensure that our collateral continued to effectively mitigate credit risk from Advances.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is de minimis and that it is probable we will be able to collect all principal and interest amounts due according to contractual terms. We base this assessment on the following factors:
▪	the strong credit enhancements for conventional loans;

▪	the U.S. government insurance on FHA mortgage loans;

▪	no credit losses experienced on any purchased loan since inception of the Program;

▪	minimal delinquencies and defaults experienced in the Program’s loan portfolio;

▪	underwriting and loan characteristics consistent with favorable expected credit performance; and

▪	no supplemental mortgage insurance provider having experienced a loss on any loan sold to us.
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
Credit Enhancements. We use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances. Our primary management of credit risk for conventional loans involves the collateral supporting the mortgage loans (i.e., homeowners’ equity) and several layers of credit enhancement. The credit enhancements, listed in order of priority, include:
▪	primary mortgage insurance (when applicable);

▪	the Lender Risk Account; and

▪	supplemental mortgage insurance coverage on a loan-by-loan basis that the participating financial institution (PFI) purchases from one of our approved third party providers, naming us the beneficiary.
The combination of homeowners’ equity and the credit enhancements protect us down to approximately a 50 percent loan-to-value level, subject, in certain cases, to an aggregate stop-loss feature in the supplemental mortgage insurance policy. This means that the loan’s value (observed from a sale price or appraisal) can fall to half of its value at the time the loan was originated before we would be exposed to a potential loss.
Finance Agency Regulations require that the combination of mortgage loan collateral and credit enhancements be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of BBB, although our program requires an implied credit rating of AA when each pool is closed. We analyze all pools using a credit assessment model licensed from Standard & Poor’s. If the implied rating falls below AA, Regulations require us to hold additional risk-based capital to help mitigate the perceived additional credit risk. As estimated by the current versions of this model, on March 31, 2009 we had six pools totaling $1.6 billion that fell short of a AA rating, which resulted in an increase of $8 million in our risk-based capital.
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
We assign each Master Commitment Contract for a PFI a separate Lender Risk Account percentage. The percentage is based on our determination of the losses we expect on the loans to be delivered under the contract. The percentages range from 30 basis points to 50 basis points of the loans’ purchased principal balance. We use the Standard & Poor’s credit model to determine the Lender Risk Account percentage to apply to each PFI and to manage the credit risk of committed and purchased conventional loans.
If conventional loan losses, on a loan-by-loan basis, exceed homeowner’s equity and applicable primary mortgage insurance, the Lender Risk Account is drawn on to cover our exposure to these residual losses until the Account is exhausted. Any portion of the Account not needed to help cover actual loan losses in excess of homeowner’s equity and any applicable primary mortgage insurance is distributed to the PFI over a pre-determined schedule set forth in the Master Commitment Contract. Distribution normally begins five years after the Contract is filled and ends after the eleventh year.

The following table presents changes in the Lender Risk Account. The amount of loss claims was less than $1 million for the three months ended March 31, 2009. Since inception of the Program, loss claims have used 2.2 percent of the Lender Risk Account.

Three Months Ended
(In millions)	March 31, 2009

Lender Risk Account at December 31, 2008	$49
Additions	7
Claims	-
Scheduled distributions	(1)

Lender Risk Account at March 31, 2009	$55

Loan Characteristics and Credit Performance. Two indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO®). FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. Our policy generally stipulates that we will not purchase conventional loans with a FICO® score of less than 620. In current market conditions, the mortgage industry generally considers a FICO® score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. For conventional loans with FICO® scores between 620 to 660, we also have risk-based pricing adjustments and additional underwriting limitations to further mitigate risks.
The following table shows two measures of the conventional loan portfolio’s credit quality as of the dates indicated. The distributions are based on data from the origination dates of the loans weighted by current unpaid principal.

	March 31,	December 31,		March 31,	December 31,
Loan-to-Value	2009	2008	FICO® Score	2009	2008

<= 60%	22%	21%	< 620	0%	0%
> 60% to 70%	19	18	620 to < 660	3	4
> 70% to 80%	52	53	660 to < 700	9	10
> 80% to 90%	4	5	700 to < 740	17	18
> 90%	3	3	>= 740	71	68

Weighted Average	70%	70%	Weighted Average	756	752
The distributions and averages for each category were similar on March 31, 2009 as in the prior several years. These measures are indications that the Mortgage Purchase Program has a strong credit quality. Based on the available data, we believe we have very little exposure to loans in the Program considered to have individual characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.
The geographical allocation of loans in the Program is concentrated in the Midwest, as shown on the following table based on unpaid principal balance.

	March 31,	December 31,
	2009	2008

Midwest	57%	52%
Southeast	22	24
Southwest	10	11
West	6	7
Northeast	5	6

Total	100%	100%

Midwest includes the states of IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Southeast includes the states of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV
Southwest includes the states of AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT
West includes the states of AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY
Northeast includes the states of CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.

After being relatively stable in recent years, loans became moderately more concentrated in the Midwest in the first three months of 2009 due to the increase in loan purchase activity from our second largest seller, which operates much of its business in Ohio. Loans are less concentrated in the Northeast and West, regions that historically have had the most exposure to credit problems including foreclosures and housing price declines. In addition, less than two percent of total loans were originated in the depressed real-estate market of Florida.
Conventional loans in Ohio represented 46 percent of unpaid principal as of March 31, 2009, an increase from year-end 2008’s 38 percent. No other state had more than eight percent of unpaid principal. Our two largest historical sellers operate much of their businesses in Ohio, which has had one of the highest state foreclosure rates in the past few years. To mitigate this concentration risk, we emphasize purchases of mortgage-backed securities in our investment portfolio whose underlying loans are not heavily originated in Ohio. However, delinquency rates on our Ohio loans have not increased materially and are significantly lower than the delinquency rates overall for Ohio’s prime, fixed-rate mortgages.
Another indication of the Program’s strong credit quality is the relatively low amount of delinquencies and foreclosures. An analysis of loans past due 90 days or more or in foreclosure is presented below. For comparison, the table shows the same data nationally, based on a nationally recognized December 31, 2008 delinquency survey.

	Mortgage Purchase Program
	March 31, 2009	December 31, 2008
Delinquencies past due 90 days or more, or in foreclosure:

Conventional mortgage loans	0.5%	0.5%

FHA mortgage loans	3.4	2.9

National Averages
December 31, 2008
Delinquencies past due 90 days or more, or in foreclosure:

Conventional mortgage loans	2.3%

FHA mortgage loans	6.6
During the financial crisis, our delinquency/foreclosure rates on both conventional and FHA loans have continued to be well below the national averages. Because of the Program’s credit enhancements, we do not expect to have to pay claims on any loans that become foreclosed. For government-insured (FHA) mortgages, the delinquency rate is generally higher than for the conventional mortgages held in the Program. We rely on government insurance, which generally provides a 100 percent guarantee, as well as quality control processes, to maintain the credit quality of the FHA portfolio.
In 2008, we instituted a credit risk analysis for conventional loans, on a loan-by-loan basis, to determine if any projected claims on loans 60 days or more delinquent would be significant enough to exhaust all the credit enhancements. The analysis uses extremely conservative and unlikely assumptions, primarily that 100 percent of loans 60 days or more delinquent will result in a default claim. The results of the analysis for March 31, 2009, as well as for year-end 2008, showed no probable losses on these loans that would exceed the combined credit enhancements.
Other Information on Credit Risk. The following table presents information on the concentration of supplemental mortgage insurance providers for our conventional loans and their related credit ratings as of March 31, 2009:

	Percent of	Credit Rating
	Portfolio	S&P	Moody’s	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	66%	BB	Ba2	BBB
Genworth Residential Mortgage Insurance Corporation (Genworth)	34%	A+	Baa2	N/A

Total	100%

We discontinued committing new business with MGIC in 2008, although most of our loans outstanding have supplemental mortgage insurance underwritten by MGIC. Genworth is our current sole provider of supplemental mortgage insurance for new business. We are currently in technical violation of a Finance Agency Regulation that these providers be rated at least double-A. We are exploring alternatives with the Finance Agency that could potentially supplement or replace the current credit enhancement structure, either temporarily or permanently, without threatening the credit risk exposure we face from the Program.
We subject both supplemental mortgage insurance providers to standard credit underwriting analysis and additionally we calculate potential exposure to the providers based on historically high industry loss rates that we further stress. As of March 31, 2009, this process resulted in an estimated $19 million gross credit exposure from both providers. After consideration of the protection afforded by the Lender Risk Account, the net exposure to the providers was $1 million. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of our entire conventional portfolio defaulting and the insurance providers being financially unable to pay any of the resulting claims. Over its life, we have had only 62 claims paid in the Mortgage Purchase Program. We funded all of these claims from the Lender Risk Account and none from a supplemental mortgage insurance provider. Therefore, we believe we have a very small amount of expected credit exposure to both providers and that the downgrades will not affect the creditworthiness of the Program.
Investments
Money Market Investments. Most money market investments are unsecured and therefore present credit risk exposure. Our Financial Management Policy permits us to invest only in highly rated counterparties. A credit event for an investment security could be triggered by its default, by delayed payments of principal or interest, or by a rating downgrade that results in a realized market value loss. We believe our conservative investment policies and practices result in a nominal amount of credit risk exposure in our investment portfolio.
Our Financial Management Policy specifies constrained limits on the amount of unsecured credit exposure we are permitted to extend to an individual counterparty, together with its affiliates. Each counterparty’s limit is based on its long-term counterparty credit ratings from nationally recognized statistical rating organizations (NRSROs) and on percentages, which vary by credit rating category, of the lesser of our total capital or the counterparty’s Tier 1 capital. We supplement the formulaic limits on credit exposure with internal credit underwriting analysis and aggressive trading room management of counterparties’ credit conditions, which could include: 1) suspending new activity, 2) putting them on a trading room “watch list,” 3) applying tighter maturity or dollar limits, 4) liquidating securities holdings, and/or 5) steering investment priorities away from particular counterparties or market segments. In the last year, because of the financial crisis, we suspended activity with or applied tighter maturity or dollar limits on a substantial number of our unsecured credit counterparties.
The following table presents for the dates indicated the par amount of deposits held at the Federal Reserve and unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services.

(In millions)	March 31, 2009	December 31, 2008

Federal Reserve deposits	$6,123	$19,906
Aaa/AAA	-	-
Aa/AA	11,720	2,512
A	3,815	-
Baa/BBB	-	-

Total	$21,658	$22,418

In the first three months of 2009, as in the fourth quarter of 2008, contrary to our historical practice of investing with private companies, we held on average a majority of our short-term investments as overnight deposits at the Federal Reserve Bank. Of the first quarter’s daily average short-term investment principal balance of $21,716 million, $11,906 million was held at the Federal Reserve. We believe this was prudent during the height of the financial and credit crisis, because these Federal Reserve deposits present no credit risk exposure. Because of our perception that the credit crisis eased somewhat as the first quarter progressed, we decreased the amount of our investments held at the Federal Reserve during the quarter, with an average balance in March of $1,306 million. The relatively higher balance at the Federal Reserve on March 31, 2009 reflected the very low yield offered on that day for investments with private counterparties.

Mortgage-Backed Securities. We have never held any asset-backed securities other than mortgage-backed securities. Historically, almost all of our mortgage-backed securities have been GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. On March 31, 2009, we held six private-label mortgage-backed securities with an outstanding principal balance of $280 million. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional” at the time of purchase.
We have determined that all of the gross unrealized losses on our private-label mortgage-backed securities as of March 31, 2009, as at year-end 2008, were temporary. We believe these losses primarily were the result of illiquidity in the credit and mortgage markets, which has increased required market yields for these securities, rather than an indication of a material deterioration in the creditworthiness of the underlying collateral.
Therefore, we continue to believe that our private-label securities are not other-than-temporarily impaired. See Note 4 of the Notes to Unaudited Financial Statements for more detailed information supporting this assessment.
We base our assessment that we have no other-than-temporary impairment on securities with unrealized losses on the following general factors:
▪	We do not intend to sell these securities, and our analysis of available evidence indicates it is more likely than not that we will recover their entire amortized cost basis.

▪	Based on our analysis, we believe our private-label mortgage-backed securities have strong credit quality characteristics and performance.
As indicated in Note 4 of the Notes to Unaudited Financial Statements, on March 31, 2009, our mortgage-backed securities issued by GSEs in the held-to-maturity securities portfolio had an estimated net unrealized gain totaling $417 million. We believe that the financial crisis and economic recession have had an insignificant impact on the estimated fair values of our GSE mortgage-backed securities. Most of these securities were issued by Fannie Mae or Freddie Mac. Credit safeguards for our GSE mortgage-backed securities consist of guarantees of payment of principal and interest. In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs continue to receive the highest senior debt ratings available from the NRSROs, which are based in part on their perceived backing by the U.S. government, although the U.S. government does not guarantee, directly or indirectly, the GSEs’ securities.
These developments lower the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we are of the view that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.
Private-label mortgage-backed securities have more credit risk than GSE and agency mortgage-backed securities. The issuers do not guarantee their principal and interest payments. However, we believe the private-label securities that we own have, and will continue to have, a minimal amount of credit risk. We base this assessment on the following factors:
▪	Each carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating.

▪	Each is collateralized primarily by first lien mortgages.

▪	Each has loan characteristics consistent with favorable expected credit performance.

▪	Each has a strong and seasoned credit performance experience.

▪	Each passes an analysis, based in part on our internal projected cash flow analysis that considers various factors that affect credit risk exposure (even under stressful conditions for defaults), that the security will not result in a credit loss as we expect to receive all contractual amounts of principal and interest on a timely basis.

▪	Each continues to receive a triple-A rating.

The following tables present the fair value of our private-label mortgage-backed securities as a percent of unpaid principal balance:

(Dollars in millions)
	March 31, 2009
			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance

Prime fixed-rate residential (2003 securitization)	$264	$280	94.4%

	December 31, 2008
			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance

Prime fixed-rate residential (2003 securitization)	$263	$304	86.6%
As of March 31, 2009, our private-label mortgage-backed securities had an estimated net unrealized loss totaling $16 million, or 6 percent of the amortized cost. On December 31, 2008, the same portfolio had an estimated unrealized loss totaling $41 million. The decrease in unrealized loss was due to reductions in mortgage rates from year-end 2008 and to recovery of the illiquidity in the mortgage markets for these types of securities.
The available data on loan characteristics and performance of our six private-label mortgage-backed securities indicate they are comprised of high quality mortgages with limited actual credit risk exposure. For example, at March 31, 2009:
▪	only 2.5 percent of original principal balances had FICO® scores below 650;

▪	the average original FICO® score was approximately 743;

▪	the loans were originated in 2003 or earlier, not in more recent years when the largest numbers of the mortgages with current and expected credit issues were issued;

▪	the average loan-to-value ratio was approximately 50 percent (with value computed at loan origination dates and loan amount computed at March 31, 2009);

▪	90-day or more delinquencies were only 0.14 percent (with five of the securities having no 90-day delinquencies), and 60 to 89-day delinquencies were 0.10 percent; and

▪	a de minimis amount of the loans backing the securities were in foreclosure or real-estate owned.

The following tables summarize the credit support of our private-label mortgage-backed securities:

March 31, 2009
	Original	Current		Weighted
	Weighted-	Weighted	Minimum	Average
	Average	Average	Current	Collateral
	Credit Support	Credit Support	Credit Support	Delinquency (1)

Private-label mortgage-backed securities	4.7%	6.8%	5.1%	0.37%

December 31, 2008
	Original	Current		Weighted
	Weighted-	Weighted	Minimum	Average
	Average	Average	Current	Collateral
	Credit Support	Credit Support	Credit Support	Delinquency (1)

Private-label mortgage-backed securities	4.7%	6.7%	5.1%	0.33%
(1)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
The average 6.8 percent credit support of our private-label mortgage-backed securities far exceeded the delinquency rates.
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
The table below presents, as of March 31, 2009, our gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.
(Dollars in millions)

			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	4	8,288	-	-	-
A	9	19,351	57	(49)	8

Total	13	$27,639	$57	$(49)	$8

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
We had $57 million of gross credit exposure outstanding to three counterparties each rated A. Ten counterparties had credit exposure to us. After collateral exchanges, we had net unsecured credit exposure of $8 million. Because of the terms of our swap contracts and the collateralization process, which limit our credit risk exposure to threshold amounts, we continue to expect no credit losses from our derivative transactions.

The following table presents, as of March 31, 2009, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.
(In millions)

	Credit		Net
	Rating	Notional	Unsecured
Counterparty	Category	Principal	Exposure

Barclays Bank PLC	Aa/AA	$4,473	$-
Morgan Stanley Capital Services	A	4,220	-
UBS AG	A	3,186	2
Credit Suisse International	A	2,907	-
All others (9 counterparties)	A to Aa/AA	12,853	6

Total		$27,639	$8

Although we cannot predict if we will realize credit or market risk losses from any of our counterparties, we have no reason to believe any of them will be unable to continue making timely interest payments or to more generally continue to satisfy the terms and conditions of their derivative contracts.
Liquidity Risk and Contractual Obligations
Liquidity Overview
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost efficient manner. Liquidity risk is the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing permanent liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the first three months of 2009, our share of participations in debt issuance totaled $237.9 billion of Discount Notes and $12.4 billion of Consolidated Bonds (excluding Bonds we received from transfers of other FHLBanks).
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
We actively monitor our liquidity measures. Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In the first three months of 2009, as in all of 2008, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations.
We believe that in the first three months of 2009, our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. We expect this to continue to be the case. The System’s triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.
We believe the possibility for a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote. However, we cannot provide any assurance as to the ability to continue issuing Consolidated Obligations, or the rates we may have to pay to issue them, if the financial crisis and/or economic recession become more severe, or if other potential risk events occur that harm other GSEs, including other FHLBanks.

The severe disruptions in the financial and credit markets, including but not limited to the U.S. government actions placing Fannie Mae and Freddie Mac into conservatorship, continued to result in elevated long-term funding costs and to require us to carry more short-term asset liquidity. However, the impact of the disruptions appeared to lessen in the first quarter. As our long-term funding costs relative to LIBOR and U.S. Treasuries showed a relative improvement and less volatility, in the latter part of the first quarter, we determined that we could partially reduce, at an acceptable level of risk, the liquidity provided, generally at a cost to earnings, from funding short-term (mostly overnight) investments with longer-term Consolidated Obligation Discount Notes.
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
The following table presents the components of the contingency liquidity requirement on March 31, 2009 and December 31, 2008. We continued to hold an adequate amount of liquidity reserves to protect against impaired access to the debt markets for at least seven business days.

	March 31,	December 31,
	2009	2008

Total Contingency Liquidity Reserves	$33,217	$34,566
Total Requirement	(13,673)	(15,125)

Excess Contingency Liquidity Available	$19,544	$19,441

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

	March 31,	December 31,
	2009	2008

Total Eligible Deposit Reserves	$57,043	$66,733
Total Member Deposits	(1,801)	(1,193)

Excess Deposit Reserves	$55,242	$65,540

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of March 31, 2009. The allocation according to their expiration terms or payment due dates was not materially different from that of year-end 2008. As discussed elsewhere in this filing, we believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) — par	$17,264	$9,940	$6,932	$7,213	$41,349
Mandatorily redeemable capital stock	-	15	84	-	99
Other long-term obligations (term deposits) — par	195	17	-	-	212
Pension and other postretirement benefit obligations	1	3	3	14	21
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	2	-	5

Total Contractual Obligations before off-balance sheet items	17,461	9,977	7,021	7,227	41,686

Off-balance sheet items (1)
Commitments to fund additional Advances	2	-	-	-	2
Standby Letters of Credit	6,270	92	20	78	6,460
Standby bond purchase agreements	85	127	201	-	413
Commitments to fund mortgage loans	580	-	-	-	580
Consolidated Obligations traded, not yet settled	3	765	125	445	1,338
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments (2)	-	-	-	-	-

Total off-balance sheet items	6,940	984	346	523	8,793

Total Contractual Obligations and off-balance sheet items	$24,401	$10,961	$7,367	$7,750	$50,479

(1)	Represents notional amount of off-balance sheet obligations.
(2)	In September 2008, all 12 FHLBank’s entered into an agreement with the United States Department of Treasury to establish a GSE secured lending credit facility. The facility is designed to serve as a contingent source of liquidity for the housing GSEs. The agreement terminates on December 31, 2009. The FHLBank does not currently expect to access funding under the facility.
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
We believe there were no material developments regarding our operational risk in the first three months of 2009.
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
Our critical accounting policies and estimates are described in detail in our 2008 annual report on Form 10-K. Below is a description of our fair value processes as a result of the adoption of FSP FAS 157-4. We have also provided an explanation of our other-than-temporary impairment analysis for investment securities as a result of recent adoption of FSP FAS 115-2 and FAS 124-2. There have been no material changes during the period to our other policies and estimates described in the 2008 annual report on Form 10-K.

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
An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we assess whether the amortized cost basis of the security will be recovered by considering numerous factors as described in Notes 3 and 4 of the Notes to Unaudited Financial Statements. We recognize impairment losses if we intend to sell the security, or when available evidence indicates it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. We also recognize impairment losses, as described below, when any credit losses are expected for the security. This requires consideration of market conditions and projections of future results.
The factors are reviewed to determine if conditions exist (i.e., a credit loss) that might suggest further analysis is required. Further analysis requires estimating the present value of cash flows expected to be collected based on the structure of the security and certain assumptions, such as delinquency, default rates, loss severity, and voluntary prepayment rates. These estimates of projected cash flows require significant judgments, estimates and assumptions, especially considering the unprecedented deterioration in the national housing market, the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity imprecise. Other parties could arrive at different conclusions as to the likelihood of various default and severity outcomes throughout the life of a security.
In addition to the analysis described above, we also perform stress tests of key variable assumptions of expected cash flows, such as loss severities, conditional default rates and voluntary prepayment rates, to assess potential exposure to changes in assumptions. A credit risk model is used to project any expected losses associated with the underlying loan’s collateral and to model the resultant lifetime cash flows through the deal structures underlying the securities. Under each of our stress-test scenarios applied to this portfolio, no credit losses are expected.
The scenarios and associated results of our stress testing do not represent our current expectations for performance in the private-label mortgage-backed securities portfolio, but rather are an indicative measure if assumptions used in our assessment were to deteriorate significantly.
If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of March 31, 2009, we did not consider any of our investment securities to be other-than-temporarily impaired.
Fair Values
Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions, which may be reflected in the Statements of Condition or related Notes to Unaudited Financial Statements at fair value. We carry investments classified as available-for-sale and trading, and all derivatives, on the Statements of Condition at fair value.

SFAS No. 157, Fair Value Measurements (SFAS 157) defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statements of Condition. SFAS 157 defines “fair value” as the price — the “exit price” — that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides application guidance addressing the determination of when a market for a financial asset or a financial liability is not active and when a transaction is not distressed for fair value measurements under SFAS 157. We elected to adopt FSP FAS 157-4 in the first quarter of 2009 and applied this additional guidance when determining the fair value of assets and liabilities.
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
We have control processes designed to ensure that fair value measurements are appropriate and reliable, that they are based on observable inputs for orderly transactions wherever possible and that our valuation approaches and assumptions are reasonable and consistently applied. Where applicable, valuations are also compared to alternative external market data (e.g., quoted market prices, broker or dealer indications, pricing services and comparative analyses to similar instruments). For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 14 of the Notes to Unaudited Financial Statements.

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with SFAS 157. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level of valuation hierarchy.

(Dollars in millions)
	At March 31, 2009
	Assets				Liabilities
		Available-
	Trading	for-sale	Derivative		Derivative
	Securities	Securities	Assets (1)	Total	Liabilities (1)
Level 1	-%	-%	-%	-%	-%
Level 2	100	100	100	100	100
Level 3	-	-	-	-	-

Total	100%	100%	100%	100%	100%

Total GAAP Fair Value	$3	$4,779	$10	$4,792	$315

	At December 31, 2008
	Assets				Liabilities
		Available-
	Trading	for-sale	Derivative		Derivative
	Securities	Securities	Assets (1)	Total	Liabilities (1)
Level 1	-%	-%	-%	-%	-%
Level 2	100	100	100	100	100
Level 3	-	-	-	-	-

Total	100%	100%	100%	100%	100%

Total GAAP Fair Value	$3	$2,512	$17	$2,532	$286

(1)	Based on total fair value of derivative assets and liabilities after effect of counterparty netting and cash collateral netting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2009, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of March 31, 2009, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of March 31, 2009, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 6. Exhibits.
(a) Exhibits.
     See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of May 2009.

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