Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Cincinnati
filed 2009-08-12
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(Do not check if smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes  ☑  No
     As of July 31, 2009, the registrant had 40,031,662 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$2,754	$2,867
Interest-bearing deposits	406	19,906,234
Federal funds sold	6,380,000	-
Trading securities	2,251,160	2,985
Available-for-sale securities	4,679,566	2,511,630
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2009 and December 31, 2008, respectively, that may be repledged) (a)	11,571,386	12,904,200
Advances	44,864,902	53,915,972
Mortgage loans held for portfolio, net	9,690,481	8,631,873
Accrued interest receivable	191,179	275,560
Premises, software, and equipment	10,220	9,611
Derivative assets	7,350	17,310
Other assets	27,869	27,827

TOTAL ASSETS	$79,677,273	$98,206,069

LIABILITIES
Deposits:
Interest bearing	$1,728,445	$1,192,593
Non-interest bearing	4,198	868

Total deposits	1,732,643	1,193,461

Consolidated Obligations, net:
Discount Notes	28,468,521	49,335,739
Bonds	44,182,021	42,392,785

Total Consolidated Obligations, net	72,650,542	91,728,524

Mandatorily redeemable capital stock	110,621	110,909
Accrued interest payable	301,990	394,346
Affordable Housing Program	109,532	102,615
Payable to REFCORP	18,587	14,054
Derivative liabilities	269,620	286,476
Other liabilities	94,713	93,815

Total liabilities	75,288,248	93,924,200

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value); 39,996 and 39,617 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	3,999,646	3,961,698
Retained earnings	395,317	326,446
Accumulated other comprehensive income:
Net unrealized loss on available-for-sale securities	(434)	(458)
Pension and postretirement plans	(5,504)	(5,817)

Total capital	4,389,025	4,281,869

TOTAL LIABILITIES AND CAPITAL	$79,677,273	$98,206,069

     (a) Fair values: $11,941,606 and $13,163,337 at June 30, 2009 and December 31, 2008, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

INTEREST INCOME:
Advances	$157,137	$437,849	$379,619	$1,012,885
Prepayment fees on Advances, net	1,058	484	4,853	714
Interest-bearing deposits	636	1,525	8,390	4,491
Securities purchased under agreements to resell	268	3,721	465	11,399
Federal funds sold	3,549	49,876	6,224	103,081
Trading securities	62	44	99	95
Available-for-sale securities	5,397	-	10,243	-
Held-to-maturity:
Securities	134,822	154,819	290,598	323,894
Securities of other FHLBanks	6	-	22	-
Mortgage loans held for portfolio	134,992	116,231	251,909	232,778
Loans to other FHLBanks	4	76	4	237

Total interest income	437,931	764,625	952,426	1,689,574

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	27,506	228,918	88,927	545,319
Consolidated Obligations – Bonds	300,164	428,172	638,659	945,768
Deposits	503	7,779	1,097	17,710
Loans from other FHLBanks	-	-	1	-
Mandatorily redeemable capital stock	1,113	3,320	2,198	4,855
Other borrowings	-	3	-	24

Total interest expense	329,286	668,192	730,882	1,513,676

NET INTEREST INCOME	108,645	96,433	221,544	175,898

OTHER INCOME:
Service fees	432	294	891	625
Net gains (losses) on trading securities	170	(45)	222	(13)
Net gains on held-to-maturity securities	-	-	5,943	-
Net gains (losses) on derivatives and hedging activities	3,393	2,003	7,951	(502)
Other, net	1,248	1,499	3,018	2,959

Total other income	5,243	3,751	18,025	3,069

OTHER EXPENSE:
Compensation and benefits	7,229	6,097	13,977	12,696
Other operating	3,591	3,196	6,918	6,402
Finance Agency	699	779	1,474	1,558
Office of Finance	747	635	1,662	1,315
Other	303	968	546	1,249

Total other expense	12,569	11,675	24,577	23,220

INCOME BEFORE ASSESSMENTS	101,319	88,509	214,992	155,747

Affordable Housing Program	8,385	7,564	17,775	13,209
REFCORP	18,586	16,189	39,443	28,508

Total assessments	26,971	23,753	57,218	41,717

NET INCOME	$74,348	$64,756	$157,774	$114,030

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Six Months Ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2007	34,734	$3,473,361	$286,428	$(5,203)	$3,754,586
Proceeds from sale of capital stock	2,821	282,153			282,153
Net reclassified to mandatorily redeemable capital stock	(82)	(8,222)			(8,222)

Comprehensive income:
Net income			114,030		114,030
Other comprehensive income:
Pension and postretirement benefits				350	350

Total other comprehensive income				350	350

Total comprehensive income					114,380

Dividends on capital stock:
Cash			(71)		(71)
Stock	962	96,174	(96,284)		(110)

BALANCE, JUNE 30, 2008	38,435	$3,843,466	$304,103	$(4,853)	$4,142,716

BALANCE, DECEMBER 31, 2008	39,617	$3,961,698	$326,446	$(6,275)	$4,281,869
Proceeds from sale of capital stock	618	61,805			61,805
Net reclassified to mandatorily redeemable capital stock	(239)	(23,857)			(23,857)

Comprehensive income:
Net income			157,774		157,774
Other comprehensive income:
Net unrealized losses on available-for-sale securities				24	24
Pension and postretirement benefits				313	313

Total other comprehensive income				337	337

Total comprehensive income					158,111

Dividends on capital stock:
Cash			(88,903)		(88,903)

BALANCE, JUNE 30, 2009	39,996	$3,999,646	$395,317	$(5,938)	$4,389,025

*Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:

Net income	$157,774	$114,030

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	(39,477)	(16,134)
Change in net fair value adjustment on derivative and hedging activities	105,317	32,853
Net fair value adjustment on trading securities	(222)	13
Other adjustments	(5,913)	3,155
Net change in:
Accrued interest receivable	84,388	64,566
Other assets	1,395	1,570
Accrued interest payable	(92,353)	(45,264)
Other liabilities	12,907	148

Total adjustments	66,042	40,907

Net cash provided by operating activities	223,816	154,937

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	20,149,489	(53,232)
Federal funds sold	(6,380,000)	(358,000)
Premises, software and equipment	(1,872)	(1,690)

Trading securities:
Net increase in short-term	(2,248,088)	-
Proceeds from long-term	165	356

Available-for-sale securities:
Net increase in short-term	(2,168,220)	-

Held-to-maturity securities:
Net decrease (increase) in short-term	660	(2,934,522)
Net decrease in other FHLBanks	6	-
Proceeds from long-term	2,178,905	1,158,708
Purchases of long-term	(842,995)	(1,731,732)

Advances:
Proceeds	241,937,276	1,016,390,159
Made	(233,230,098)	(1,020,591,273)

Mortgage loans held for portfolio:
Principal collected	1,724,457	842,288
Purchases	(2,775,155)	(565,401)

Net cash provided by (used in) investing activities	18,344,530	(7,844,339)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	$540,182	$266,308
Net payments on derivative contracts with financing elements	(71,668)	–

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	343,230,760	462,842,908
Bonds	21,997,641	24,269,123
Bonds transferred from other FHLBanks	-	157,452

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(364,047,490)	(456,800,064)
Bonds	(20,166,641)	(23,380,146)

Proceeds from issuance of capital stock	61,805	282,153
Payments for redemption of mandatorily redeemable capital stock	(24,145)	(1)
Cash dividends paid	(88,903)	(71)

Net cash (used in) provided by financing activities	(18,568,459)	7,637,662

Net decrease in cash and cash equivalents	(113)	(51,740)
Cash and cash equivalents at beginning of the period	2,867	52,606

Cash and cash equivalents at end of the period	$2,754	$866

Supplemental Disclosures:
Interest paid	$852,278	$1,579,877

AHP payments, net	$10,858	$12,748

REFCORP assessments paid	$34,910	$28,858

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
Note 1— Basis of Presentation
The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with our audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2009 are not necessarily indicative of operating results for the remainder of the year.
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
The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements, which occurred on August 12, 2009.
Note 2—Recently Issued Accounting Standards and Interpretations
SFAS 168. On June 30, 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). SFAS 168 replaces SFAS No. 162 The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification (ASC) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009 (September 30, 2009 for the FHLBank). The FHLBank’s adoption of SFAS 168 is not expected to have a material effect on its financial condition, results of operations or cash flows.

SFAS 166. On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166), which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBank does not believe that the adoption of SFAS 166 will have a material effect on its financial condition, results of operations or cash flows.
SFAS 165. On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165), which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occur after the balance sheet date. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009 (June 30, 2009 for the FHLBank). The FHLBank adopted SFAS 165 for the period ended June 30, 2009, which resulted in increased financial statement disclosures.
FSP FAS 115-2 and FAS 124-2. On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairment on debt and equity securities in the financial statements. This FSP clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the other-than-temporary impairment on debt securities recognized in earnings in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.
If the fair value of a debt security is less than its amortized cost basis at the measurement date, FSP FAS 115-2 and FAS 124-2 requires an entity to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (defined by FSP FAS 115-2 and FAS 124-2 as the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. Subsequent non-other-than-temporary impairment related increases and decreases in the fair value of available-for-sale securities are included in other comprehensive income. The other-than-temporary impairment recognized in other comprehensive income for debt securities classified as held-to-maturity is amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment recognized).
FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption was permitted. Adoption of FSP FAS 115-2 and FAS 124-2 also required adoption of FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of any previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

The FHLBank elected to adopt FSP FAS 115-2 and FAS 124-2 as of January 1, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not affect the FHLBank’s financial condition, results of operations or cash flows, nor did it require the FHLBank to record a cumulative effect adjustment, since the FHLBank did not consider any investments to be other-than-temporarily impaired.
FSP FAS 157-4. On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 is intended to provide additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. As required, the FHLBank adopted FSP FAS 157-4 as of January 1, 2009 when it adopted FSP FAS 115-2 and FAS 124-2. The adoption of FSP FAS 157-4 did not affect the FHLBank’s financial condition, results of operations or cash flows.
FSP FAS 107-1 and APB 28-1. On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP FAS 107-1/APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption of FSP FAS 107-1/APB 28-1 was permitted in conjunction with the early adoption of FSP FAS 115-2 and FAS 124-2 and FSP FAS 157-4. In periods after initial adoption, FSP FAS 107-1/APB 28-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The FHLBank elected to adopt FSP FAS 107-1/APB 28-1 as of January 1, 2009. The adoption of FSP 107-1/APB28-1 resulted in increased interim financial statement disclosures.

Note 3—Trading Securities
Major Security Types. Trading securities as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30,	December 31,
	2009	2008
	Estimated	Estimated
	Fair Value	Fair Value
Government-sponsored enterprises*	$2,248,233	$–
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,927	2,985

Total	$2,251,160	$2,985

*	Consists of securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac), which are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) securities.
Net gain (loss) on trading securities for the three months ended June 30, 2009 and 2008 included changes in net unrealized gain (loss) (in thousands) of $170 and $(45), respectively, for securities held on June 30, 2009 and 2008. Net gain (loss) on trading securities for the six months ended June 30, 2009 and 2008 included changes in net unrealized gain (loss) (in thousands) of $222 and $(13), respectively, for securities held on June 30, 2009 and 2008.
Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit	$4,680,000	$44	$(478)	$4,679,566

December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit and bank notes	$2,512,088	$93	$(551)	$2,511,630

All securities outstanding with gross unrealized losses at June 30, 2009 have been in a continuous unrealized loss position for less than 12 months.
The FHLBank reviewed its available-for-sale securities at June 30, 2009 and determined that the unrealized losses reflected above were temporary, based on the creditworthiness of the issuers and the underlying collateral and that it will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell its securities nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at June 30, 2009.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at the dates indicated are shown below (in thousands).

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$4,680,000	$4,679,566	$2,512,088	$2,511,630

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Amortized cost of available-for-sale securities:
Fixed-rate	$4,680,000	$2,512,088

Gains and Losses. There were no sales of available-for-sale securities for the six months ended June 30, 2009 or 2008.

Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
	Cost (1)	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$25,346	$-	$-	$25,346
State or local housing agency obligations	11,625	-	(453)	11,172
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	5,015	18	-	5,033
Government-sponsored enterprise residential mortgage-backed securities ***	11,288,048	402,110	(22,213)	11,667,945
Private-label residential mortgage-backed securities	241,352	-	(9,242)	232,110

Total mortgage-backed securities	11,534,415	402,128	(31,455)	11,905,088

Total	$11,571,386	$402,128	$(31,908)	$11,941,606

	December 31, 2008
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
	Cost (1)	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$26,012	$38	$-	$26,050
State or local housing agency obligations	12,080	-	(536)	11,544
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	9,103	-	(3)	9,100
Government-sponsored enterprise residential mortgage-backed securities ***	12,552,810	301,671	(1,138)	12,853,343
Private-label residential mortgage-backed securities	304,195	-	(40,895)	263,300

Total mortgage-backed securities	12,866,108	301,671	(42,036)	13,125,743

Total	$12,904,200	$301,709	$(42,572)	$13,163,337

(1)	Carrying value equals amortized cost.

*	Consists of debt securities issued or guaranteed by Freddie Mac and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

**	Consists of Ginnie Mae securities.

***	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
The FHLBank’s mortgage-backed security investments consist of senior classes of agency guaranteed securities, government-sponsored enterprise securities, and private-label prime residential mortgage-backed securities. The FHLBank’s investments in mortgage-backed securities must be triple-A rated at the time of purchase.
Investments in government-sponsored enterprise securities, specifically debentures issued by Fannie Mae and Freddie Mac, have been affected by investor concerns regarding the adequacy of those entities’ capital levels to offset expected credit losses from declining home prices and increasing delinquencies. The Housing and Economic Recovery Act (HERA) contains provisions allowing the U.S. Treasury Department to provide support to Fannie Mae and Freddie Mac. Additionally, in

September 2008, the U.S. Treasury and the Finance Agency announced that Fannie Mae and Freddie Mac had been placed into conservatorship, with the Finance Agency named as conservator. The Finance Agency is acting as the conservator of Fannie Mae and Freddie Mac in an attempt to stabilize their financial condition and their ability to support the secondary mortgage market.
The FHLBank has increased exposure to the risk of loss on its investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosure, and when there are losses on the sale of foreclosed properties. Credit safeguards for the FHLBank’s mortgage-backed securities consist of either payment guarantees of principal and interest in the case of U.S. government-guaranteed mortgage-backed securities and government-sponsored enterprise mortgage-backed securities, or credit enhancements for residential mortgage-backed securities issued by entities other than government-sponsored enterprises (private-label mortgage-backed securities) in the form of subordinate tranches in a security structure that absorb the losses before the security purchased by the FHLBank takes a loss. Since the surety of the FHLBank’s private-label mortgage-backed securities holdings relies on credit enhancements and the quality of the underlying loan collateral, the FHLBank analyzes these investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and/or interest on the underlying mortgage loans. The FHLBank has not historically used monoline insurance as a form of credit enhancement.
The following table summarizes the par value of our six private-label mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of June 30, 2009 (in thousands, except percentages). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur within the specified senior tranches.

	As of June 30, 2009
				Percent	Serious
Private-Label		Unrealized	Investment	Average Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime (1) – Year of Securitization 2003	$241,046	$(9,242)	AAA	7.1%	0.58%

Total	$241,046	$(9,242)

(1)	As defined by the originator at the time of origination.

(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
The FHLBank evaluates its individual held-to-maturity investment securities for other-than-temporary impairment on at least a quarterly basis. As part of this process, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, the FHLBank performs analyses to determine if any of these securities are at risk for other-than-temporary impairment.
To determine which individual securities are at risk for other-than-temporary impairment and should be quantitatively evaluated utilizing a detailed cash flow analysis, the FHLBank uses indicators, or “screens,” which consider various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the creditworthiness of the issuers of the agency debt securities; the strength of the government-sponsored enterprises’ guarantees of the holdings of agency mortgage-backed securities; the underlying type of collateral; the duration and level of the unrealized loss; any credit enhancement; and certain other collateral-related characteristics such as FICO® credit scores, loan-to-value ratios (computed using market values at loan origination dates), delinquency and foreclosure rates, geographic concentrations, and the security’s performance, as applicable by security. These factors are reviewed to determine if conditions exist (i.e., a likely credit loss) that might suggest further analysis is required. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.
As a result of this security-level review, the FHLBank identifies any individual securities which should then be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. At June 30, 2009, none of the FHLBank’s securities were determined to require a detailed cash flow analysis based on our security-level review. If any at-

risk securities had been identified, they would have been evaluated by estimating projected cash that the FHLBank is likely to collect based on a careful assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security (based on underlying loan level borrower and loan characteristics), expected housing price changes and interest rate assumptions, to determine whether the FHLBank expected to recover the entire amortized cost basis of the security. In performing a detailed cash flow analysis, the FHLBank would identify its best estimate of the cash flows expected to be collected. If this estimate resulted in a present value of expected cash flows that was less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment would be considered to exist. If there were no credit loss, any impairment would not be other-than-temporary.
The FHLBank believes that it will recover the entire amortized cost basis in its mortgage-backed securities. Additionally, because the FHLBank does not intend to sell such securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, it did not consider the investments to be other-than-temporarily impaired at June 30, 2009.
The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2009 and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	June 30, 2009
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
State or local housing agency obligations	$-	$-	$11,172	$(453)	$11,172	$(453)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	736,033	(22,213)	-	-	736,033	(22,213)
Private-label residential mortgage- backed securities	-	-	232,110	(9,242)	232,110	(9,242)

Total	$736,033	$(22,213)	$243,282	$(9,695)	$979,315	$(31,908)

	December 31, 2008
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)
State or local housing agency obligations	$11,544	$(536)	$-	$-	$11,544	$(536)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	9,100	(3)	-	-	9,100	(3)
Government-sponsored enterprise residential mortgage-backed securities *	171,811	(1,138)	-	-	171,811	(1,138)
Private-label residential mortgage- backed securities	-	-	263,300	(40,895)	263,300	(40,895)

Total	$192,455	$(1,677)	$263,300	$(40,895)	$455,755	$(42,572)

*	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

**	Consists of Ginnie Mae securities.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at the dates indicated by year of contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost (1)	Fair Value	Cost (1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$25,346	$25,346	$26,012	$26,050
Due after 1 year through 5 years	-	-	-	-
Due after 5 years through 10 years	-	-	5	5
Due after 10 years	11,625	11,172	12,075	11,539

Total other	36,971	36,518	38,092	37,594

Mortgage-backed securities	11,534,415	11,905,088	12,866,108	13,125,743

Total	$11,571,386	$11,941,606	$12,904,200	$13,163,337

(1)	Carrying value equals amortized cost.
The amortized costs of the FHLBank’s mortgage-backed securities classified as held-to-maturity included net discounts (in thousands) of $25,653 and $27,521 at June 30, 2009 and December 31, 2008.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$33,701	$34,722
Variable-rate	3,270	3,370

Total other	36,971	38,092

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	7,221,945	7,443,417
Collateralized mortgage obligations:
Fixed-rate	4,312,470	5,422,691

Total mortgage-backed securities	11,534,415	12,866,108

Total	$11,571,386	$12,904,200

The FHLBank did not sell any securities out of its held-to-maturity portfolio during the year ended December 31, 2008.
The FHLBank sold securities out of its held-to-maturity portfolio during the six months ended June 30, 2009, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. In accordance with SFAS 115, such sales are considered as maturities for the purposes of security classification. The FHLBank realized (in thousands) $5,943 in gross gains and no gross losses on these sales during the six months ended June 30, 2009.

Note 6—Advances
Redemption Terms. At June 30, 2009 and December 31, 2008, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 11), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$-	-%	$82	0.46%

Due in 1 year or less	13,685,296	2.22	19,453,340	2.66
Due after 1 year through 2 years	6,336,347	2.70	7,027,588	3.29
Due after 2 years through 3 years	5,728,374	1.58	5,759,670	2.51
Due after 3 years through 4 years	7,728,282	2.93	8,022,345	3.36
Due after 4 years through 5 years	1,201,830	3.25	2,955,172	2.95
Thereafter	9,411,483	2.52	9,580,509	3.50

Total par value	44,091,612	2.43	52,798,706	3.00

Commitment fees	(1,156)		(1,160)
Discount on AHP Advances	(31,759)		(33,316)
Premiums	4,540		4,664
Discount	(5,295)		(6,689)
SFAS 133 hedging adjustments	806,960		1,153,767

Total	$44,864,902		$53,915,972

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2009 and December 31, 2008, the FHLBank had callable Advances (in thousands) of $16,997,702 and $21,634,101.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity	June 30,	Percentage	December 31,	Percentage
or Next Call Date	2009	of Total	2008	of Total

Overdrawn demand deposit accounts	$-	-%	$82	-%

Due in 1 year or less	26,560,268	60.2	32,026,608	60.7
Due after 1 year through 2 years	3,854,397	8.7	6,434,692	12.2
Due after 2 years through 3 years	3,023,650	6.9	2,276,596	4.3
Due after 3 years through 4 years	4,546,282	10.3	6,019,345	11.4
Due after 4 years through 5 years	1,078,524	2.5	968,120	1.8
Thereafter	5,028,491	11.4	5,073,263	9.6

Total par value	$44,091,612	100.0%	$52,798,706	100.0%

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At June 30, 2009 and December 31, 2008, the FHLBank had putable Advances outstanding totaling (in thousands) $7,048,850 and $6,981,250.

Through December 2005, the FHLBank offered convertible Advances. At June 30, 2009 and December 31, 2008, the FHLBank had convertible Advances outstanding totaling (in thousands) $3,252,700 and $3,478,700.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for putable/convertible Advances (in thousands):

Year of Contractual Maturity	June 30,	Percentage	December 31,	Percentage
or Next Put/Convert Date	2009	of Total	2008	of Total

Overdrawn demand deposit accounts	$-	-%	$82	-%

Due in 1 year or less	22,401,446	50.8	28,142,090	53.3
Due after 1 year through 2 years	5,680,347	12.9	6,735,288	12.7
Due after 2 years through 3 years	5,312,374	12.1	5,153,270	9.8
Due after 3 years through 4 years	4,152,782	9.4	4,341,845	8.2
Due after 4 years through 5 years	980,230	2.2	2,788,772	5.3
Thereafter	5,564,433	12.6	5,637,359	10.7

Total par value	$44,091,612	100.0%	$52,798,706	100.0%

The FHLBank has never experienced a credit loss on an Advance to a member. Based upon the collateral held as security for its Advances and the repayment history of the FHLBank’s Advances, management believes that an allowance for credit losses on Advances is unnecessary.
The following table shows Advance balances at the dates indicated to members holding five percent or more of total Advances and includes any known affiliates of these members that are members of the FHLBank (dollars in millions):

June 30, 2009			December 31, 2008
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$14,423	33%	U.S. Bank, N.A.	$14,856	28%
National City Bank	5,909	13	National City Bank	6,435	12
Fifth Third Bank	2,538	6	Fifth Third Bank	5,639	11

Total	$22,870	52%	Total	$26,930	51%

Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at the dates indicated (in thousands):

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Par amount of Advances:
Fixed-rate	$22,449,910	51%	$24,501,522	46%
Variable-rate	21,641,702	49	28,297,184	54

Total	$44,091,612	100%	$52,798,706	100%

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated SFAS 133 hedging fair-value adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $2,056 and $597 for the three months ended June 30, 2009 and 2008, respectively, and $5,871 and $2,245 for the six months ended June 30, 2009 and 2008, respectively.

Note 7—Mortgage Loans Held for Portfolio, Net
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	June 30, 2009	December 31, 2008
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,498,387	$1,177,689
Fixed rate long-term single-family mortgages	8,106,174	7,412,329

Subtotal fixed rate single-family mortgages	9,604,561	8,590,018

Premiums	101,604	61,390
Discounts	(10,412)	(9,934)
SFAS 133 basis adjustments	(5,272)	(9,601)

Total	$9,690,481	$8,631,873

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	June 30, 2009	December 31, 2008
Government-guaranteed/insured loans	$1,461,341	$1,396,411
Conventional loans	8,143,220	7,193,607

Total par value	$9,604,561	$8,590,018

The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the six months ended June 30, 2009 (in thousands):

Lender Risk Account at December 31, 2008	$48,782
Additions	10,174
Claims	(623)
Scheduled distributions	(1,515)

Lender Risk Account at June 30, 2009	$56,818

The FHLBank has experienced no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The FHLBank had no nonaccrual loans at June 30, 2009 and December 31, 2008.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At June 30, 2009 and December 31, 2008, the FHLBank had no mortgage loans that were considered impaired.

The following table shows unpaid principal balances at the dates indicated to members supplying five percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2009		December 31, 2008
	Principal	% of Total	Principal	% of Total
National City Bank	$4,030	42%	$4,709	55%
Union Savings Bank	2,939	31	1,995	23
Guardian Savings Bank FSB	768	8	544	6

Total	$7,737	81%	$7,248	84%

Note 8—Derivatives and Hedging Activities
Nature of Business Activity
The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources which finance these assets.
Consistent with Finance Agency policy, the FHLBank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank’s risk management objectives and to act as an intermediary between its members and counterparties. Finance Agency Regulations and the FHLBank’s financial management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The FHLBank may only use derivatives to reduce funding costs for Consolidated Obligations and to manage its interest rate risk, mortgage prepayment risk and foreign currency risk positions. Interest rate exchange agreements (also referred to as derivatives) are an integral part of the FHLBank’s financial management strategy.
The most common ways in which the FHLBank uses derivatives are to:
•	reduce the interest rate sensitivity and repricing gaps of assets, liabilities, and certain interest rate exchange agreements;

•	manage embedded options in assets and liabilities;

•	reduce funding costs by combining a derivative with a Consolidated Obligation, as the cost of a combined funding structure can be lower than the cost of a comparable Consolidated Obligation Bond;

•	preserve a favorable interest rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., the Consolidated Obligation Bond used to fund the Advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the Advance does not match a change in the interest rate on the Bond; and

•	protect the value of existing asset or liability positions.
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
An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable rate received by the FHLBank in its interest rate swaps is LIBOR.
Application of Interest Rate Swaps
The FHLBank generally uses derivatives as fair value hedges of underlying financial instruments. However, because the FHLBank uses derivatives when they are considered to be the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives, it may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). The FHLBank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.
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
Investments – The FHLBank invests in certificates of deposit, bank notes, U.S. agency obligations, government-sponsored enterprise debt securities, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and, possibly, derivatives. The FHLBank may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions.
Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. Based on credit analyses and collateral requirements at June 30, 2009, the management of the FHLBank does not expect any credit losses on its derivative agreements.
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

As of June 30, 2009 and December 31, 2008, the FHLBank’s maximum credit risk, as defined above, was approximately $15,551,000 and $60,317,000, respectively. These totals include $1,174,000 and $16,145,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty. The FHLBank held $8,201,000 and $43,007,000 of cash as collateral as of June 30, 2009 and December 31, 2008, for net uncollateralized balances of $7,350,000 and $17,310,000, respectively. The FHLBank held no securities as collateral as of June 30, 2009 or December 31, 2008. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.
Certain of the FHLBank’s interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating were lowered by a major credit rating agency, the FHLBank could be required to deliver additional collateral. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at June 30, 2009 was $758,003,000, for which the FHLBank has posted collateral of $492,426,000 in the normal course of business, resulting in a net balance of $265,577,000. If the FHLBank’s credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $154,811,000 of collateral (at fair value) to its derivatives counterparties at June 30, 2009. However, the FHLBank’s credit ratings have not changed during the previous 12 months.
The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. The FHLBank is not a derivative dealer and thus does not trade derivatives for short-term profit.
Financial Statement Effect and Additional Financial Information
The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. As indicated above, the notional amount represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk. Notional values are not meaningful measures of the risks associated with derivatives. The risks of derivatives only can be measured meaningfully on a portfolio basis that takes into account the derivatives, the item being hedged and any offsets between the two.

The following table summarizes the fair value of the FHLBank’s derivative instruments and the effect of netting arrangements, cash collateral and related accrued interest at the dates indicated (in thousands). For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

	June 30, 2009
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swaps	$28,777,700	$167,853	$(913,396)

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	396,800	7,381	(8,114)
Forward rate agreements	279,000	3,475	(72)
Mortgage delivery commitments	376,163	349	(3,971)

Total derivatives not designated as hedging instruments under SFAS 133	1,051,963	11,205	(12,157)

Total derivatives before netting and collateral adjustments	$29,829,663	179,058	(925,553)

Netting adjustments		(163,507)	163,507
Cash collateral and related accrued interest		(8,201)	492,426

Total collateral and netting adjustments (1)		(171,708)	655,933

Derivative assets and derivative liabilities as reported on the Statement of Condition		$7,350	$(269,620)

	December 31, 2008
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments under SFAS 133:
Interest rate swaps	$25,830,900	$226,043	$(1,221,004)

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate swaps	1,976,300	7,632	(13,191)
Forward rate agreements	386,000	-	(3,670)
Mortgage delivery commitments	917,435	6,282	(153)

Total derivatives not designated as hedging instruments under SFAS 133	3,279,735	13,914	(17,014)

Total derivatives before netting and collateral adjustments	$29,110,635	239,957	(1,238,018)

Netting adjustments		(179,640)	179,640
Cash collateral and related accrued interest		(43,007)	771,902

Total collateral and netting adjustments (1)		(222,647)	951,542

Derivative assets and derivative liabilities as reported on the Statement of Condition		$17,310	$(286,476)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income for the dates indicated (in thousands):

	Three Months Ended June 30,
	2009	2008
Derivatives and hedged items in SFAS 133 fair value hedging relationships:
Interest rate swaps	$2,582	$1,709

Derivatives not designated as hedging instruments under SFAS 133:
Economic Hedges:
Interest rate swaps	1,748	1,255
Forward rate agreements	4,601	697
Net interest settlements	454	(108)

Mortgage delivery commitments	(5,992)	(1,550)

Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	811	294

Net gains (losses) on derivatives and hedging activities	$3,393	$2,003

	Six Months Ended June 30,
	2009	2008
Derivatives and hedged items in SFAS 133 fair value hedging relationships:
Interest rate swaps	$7,352	$1,782

Derivatives not designated as hedging instruments under SFAS 133:
Economic Hedges:
Interest rate swaps	4,032	(759)
Forward rate agreements	3,146	2,549
Net interest settlements	738	(12)

Mortgage delivery commitments	(7,317)	(4,062)

Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	599	(2,284)

Net gains (losses) on derivatives and hedging activities	$7,951	$(502)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income for the dates indicated (in thousands):

	Three Months Ended June 30,
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income
2009
Hedged Item Type:
Advances	$233,512	$(228,151)	$5,361	$(130,855)
Consolidated Bonds	(24,865)	22,086	(2,779)	37,598

	$208,647	$(206,065)	$2,582	$(93,257)

2008
Hedged Item Type:
Advances	$380,770	$(381,168)	$(398)	$(57,838)
Consolidated Bonds	(88,537)	90,644	2,107	26,883

	$292,233	$(290,524)	$1,709	$(30,955)

	Six Months Ended June 30,
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income
2009
Hedged Item Type:
Advances	$349,963	$(346,765)	$3,198	$(240,915)
Consolidated Bonds	(55,625)	59,779	4,154	71,597

	$294,338	$(286,986)	$7,352	$(169,318)

2008
Hedged Item Type:
Advances	$(8,843)	$8,775	$(68)	$(72,734)
Consolidated Bonds	2,203	(353)	1,850	35,303

	$(6,640)	$8,422	$1,782	$(37,431)

Note 9—Deposits
The FHLBank offers demand and overnight deposits to members and qualifying non-members. In addition, the FHLBank offers short-term interest-bearing deposit programs to members. A member that services mortgage loans may deposit in the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans; the FHLBank classifies these items as other interest bearing deposits.
The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	June 30, 2009	December 31, 2008
Interest bearing:
Demand and overnight	$1,609,592	$1,074,138
Term	95,900	94,150
Other	22,953	24,305

Total interest bearing	1,728,445	1,192,593

Non-interest bearing:
Other	4,198	868

Total non-interest bearing	4,198	868

Total deposits	$1,732,643	$1,193,461

The average interest rates paid on interest bearing deposits were 0.11 percent and 1.91 percent in the three months ended June 30, 2009 and 2008, respectively, and 0.14 percent and 2.37 percent in the six months ended June 30, 2009 and 2008, respectively.
Aggregate time deposits with a denomination of $100 thousand or more were (in thousands) $95,800 and $94,050 as of June 30, 2009 and December 31, 2008.

Note 10—Consolidated Obligations
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$17,359,000	1.84%	$17,162,400	3.02%
Due after 1 year through 2 years	7,034,750	2.88	5,271,000	3.98
Due after 2 years through 3 years	5,905,000	3.11	5,316,750	4.03
Due after 3 years through 4 years	4,456,450	3.78	3,805,000	4.57
Due after 4 years through 5 years	2,289,000	4.11	3,090,450	4.40
Thereafter	6,792,000	4.58	7,317,000	5.15
Index amortizing notes	228,716	4.99	251,757	4.99

Total par value	44,064,916	2.93	42,214,357	3.89
Premiums	30,736		35,868
Discounts	(31,753)		(35,726)
Deferred net loss on terminated hedges	1,212		1,496
SFAS 133 hedging adjustments	116,910		176,790

Total	$44,182,021		$42,392,785

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	June 30, 2009	December 31, 2008
Par amount of Consolidated Bonds:
Non-callable	$31,954,916	$30,239,957
Callable	12,110,000	11,974,400

Total par value	$44,064,916	$42,214,357

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

		Percent		Percent
Year of Contractual Maturity or Next Call Date	June 30, 2009	of Total	December 31, 2008	of Total

Due in 1 year or less	$27,759,000	63.0%	$28,372,400	67.2%
Due after 1 year through 2 years	6,884,750	15.6	4,786,000	11.3
Due after 2 years through 3 years	3,550,000	8.1	2,396,750	5.7
Due after 3 years through 4 years	2,466,450	5.6	2,430,000	5.8
Due after 4 years through 5 years	1,399,000	3.2	1,815,450	4.3
Thereafter	1,777,000	4.0	2,162,000	5.1
Index amortizing notes	228,716	0.5	251,757	0.6

Total par value	$44,064,916	100.0%	$42,214,357	100.0%

Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type (in thousands):

	June 30, 2009	December 31, 2008
Par value of Consolidated Bonds:
Fixed-rate	$38,944,916	$35,789,957
Variable-rate	5,120,000	6,424,400

Total par value	$44,064,916	$42,214,357

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

June 30, 2009	$28,468,521	$28,473,877	0.27%

December 31, 2008	$49,335,739	$49,388,776	0.79%

(1)	Represents an implied rate.
Note 11—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the six months ended June 30, 2009 (in thousands):

Balance at December 31, 2008	$102,615
Expense (current year additions)	17,775
Subsidy uses, net	(10,858)

Balance at June 30, 2009	$109,532

Note 12—Capital
The following table demonstrates the FHLBank’s compliance with the Finance Agency’s capital requirements at the dates indicated (dollars in thousands):

	June 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$557,678	$4,505,584	$542,630	$4,399,053
Capital-to-assets ratio	4.00%	5.65%	4.00%	4.48%
Regulatory capital	$3,187,091	$4,505,584	$3,928,243	$4,399,053
Leverage capital-to-assets ratio	5.00%	8.48%	5.00%	6.72%
Leverage capital	$3,983,864	$6,758,376	$4,910,303	$6,598,580

As of June 30, 2009 and December 31, 2008, the FHLBank had (in thousands) $110,621 and $110,909 in capital stock classified as mandatorily redeemable capital stock on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	June 30, 2009		December 31, 2008
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals(1)	17	$110,013	15	$110,679
Other redemptions	2	608	1	230

Total	19	$110,621	16	$110,909

(1)	Withdrawals primarily include members that attain non-member status by merger or acquisition, charter termination, or involuntary termination of membership.
The following table provides the dollar amounts for activities recorded in mandatorily redeemable capital stock for the noted period as follows (in thousands):

Balance, December 31, 2008	$110,909
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	12,142
Other redemptions	11,715
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(12,807)
Other redemptions	(11,338)

Balance, June 30, 2009	$110,621

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	June 30, 2009	December 31, 2008
Due in 1 year or less	$3,515	$335
Due after 1 year through 2 years	9,453	7,043
Due after 2 years through 3 years	2,099	7,524
Due after 3 years through 4 years	80,624	83,057
Due after 4 years through 5 years	14,930	12,950

Total par value	$110,621	$110,909

Capital Concentration. The following table presents holdings of five percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes stock held by any known affiliates that are members of the FHLBank (dollars in millions):

June 30, 2009			December 31, 2008
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total
U.S. Bank, N.A.	$841	20%	U.S. Bank, N.A.	$841	21%
National City Bank	404	10	National City Bank	404	10
Fifth Third Bank	401	10	Fifth Third Bank	394	10
The Huntington National Bank	241	6	The Huntington National Bank	241	6
AmTrust Bank	223	5	AmTrust Bank	223	5

Total	$2,110	51%	Total	$2,103	52%

Note 13—Comprehensive Income
The following table shows the FHLBank’s comprehensive income for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$74,348	$64,756	$157,774	$114,030

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	644	-	24	-
Pension and postretirement benefits	157	175	313	350

Total other comprehensive income	801	175	337	350

Total comprehensive income	$75,149	$64,931	$158,111	$114,380

Note 14—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $814,000 and $805,000 in the three months ended June 30, 2009 and 2008, respectively, and $1,627,000 and $1,611,000 in the six months ended June 30, 2009 and 2008, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $159,000 and $147,000 to this Plan in the three months ended June 30, 2009 and 2008, respectively, and $458,000 and $395,000 in the six months ended June 30, 2009 and 2008, respectively.
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
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above as well as the related earnings. The FHLBank’s contributions for the three and six months ended June 30 were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Matching contributions	$30	$24	$67	$67
Market related earnings (losses)	410	(34)	153	(263)

Net contributions	$440	$(10)	$220	$(196)

Components of the net periodic benefit cost for the defined benefit feature of the BEP and the postretirement benefits plan for the three and six months ended June 30 were (in thousands):

	Three Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$110	$83	$16	$13
Interest cost	273	244	51	44
Amortization of unrecognized net loss	157	175	-	-

Net periodic benefit cost	$540	$502	$67	$57

	Six Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$220	$166	$29	$25
Interest cost	547	489	96	90
Amortization of unrecognized net loss	313	350	-	-

Net periodic benefit cost	$1,080	$1,005	$125	$115

Note 15—Segment Information
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
The following tables set forth the FHLBank’s financial performance by operating segment for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total

2009
Net interest income	$67,126	$41,519	$108,645
Other income (loss)	6,631	(1,388)	5,243
Other expenses	10,726	1,843	12,569

Income before assessments	63,031	38,288	101,319

Affordable Housing Program	5,259	3,126	8,385
REFCORP	11,554	7,032	18,586

Total assessments	16,813	10,158	26,971

Net income	$46,218	$28,130	$74,348

Average assets	$75,056,684	$9,880,652	$84,937,336

Total assets	$69,943,676	$9,733,597	$79,677,273

2008
Net interest income	$73,931	$22,502	$96,433
Other income (loss)	4,599	(848)	3,751
Other expenses	9,960	1,715	11,675

Income before assessments	68,570	19,939	88,509

Affordable Housing Program	5,936	1,628	7,564
REFCORP	12,527	3,662	16,189

Total assessments	18,463	5,290	23,753

Net income	$50,107	$14,649	$64,756

Average assets	$85,934,903	$8,767,344	$94,702,247

Total assets	$86,335,378	$8,681,321	$95,016,699

	Six Months Ended June 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total

2009
Net interest income	$153,184	$68,360	$221,544
Other income (loss)	22,187	(4,162)	18,025
Other expenses	21,026	3,551	24,577

Income before assessments	154,345	60,647	214,992

Affordable Housing Program	12,824	4,951	17,775
REFCORP	28,304	11,139	39,443

Total assessments	41,128	16,090	57,218

Net income	$113,217	$44,557	$157,774

Average assets	$80,819,354	$9,498,047	$90,317,401

Total assets	$69,943,676	$9,733,597	$79,677,273

2008
Net interest income	$130,113	$45,785	$175,898
Other income (loss)	4,571	(1,502)	3,069
Other expenses	19,677	3,543	23,220

Income before assessments	115,007	40,740	155,747

Affordable Housing Program	9,883	3,326	13,209
REFCORP	21,025	7,483	28,508

Total assessments	30,908	10,809	41,717

Net income	$84,099	$29,931	$114,030

Average assets	$83,696,395	$8,846,245	$92,542,640

Total assets	$86,335,378	$8,681,321	$95,016,699

Note 16—Fair Value Disclosures
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
Fair Value Option. SFAS 159 provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not otherwise carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The FHLBank did not elect to record any financial assets or financial liabilities at fair value during the six months ended June 30, 2009.
Fair Value Hierarchy. SFAS 157 establishes a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. Outlined below is the application of the fair value hierarchy established by SFAS 157 to the FHLBank’s financial assets and financial liabilities that were carried at fair value at June 30, 2009.
Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market is a market in which the transactions for the instrument occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar instruments in active markets, and for which inputs are observable, either directly or indirectly, for substantially the full term of the financial instrument. The FHLBank’s trading securities, available-for-sale securities and derivative instruments are considered Level 2 instruments based on the inputs utilized to derive fair value.
Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities carried at fair value at June 30, 2009 and December 31, 2008 on the Statements of Condition were as follows:
Trading securities: The FHLBank’s trading portfolio consists of discount notes issued by Freddie Mac and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each security is determined using indicative fair values derived from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.
The FHLBank performs several validation steps for the mortgage-backed securities in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.
Available-for-sale securities: The FHLBank’s available-for-sale portfolio consists of certificates of deposit and bank notes. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each security is determined using indicative fair values derived from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values to those derived by alternative third-party sources.
Derivative assets/liabilities: The FHLBank’s derivative assets/liabilities consist of interest rate swaps, to-be-announced mortgage-backed securities and mortgage delivery commitments. The FHLBank’s interest rate swaps are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate swap using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate swaps, including the period to maturity, and estimate fair value based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, on market-based expectations of future interest rate volatility implied from current market prices for similar options. The estimated fair value uses the standard valuation technique of discounted cash flow analysis.
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
The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the FHLBank enters into interest rate exchange agreements with highly-rated institutions and executes master netting agreements with its derivative counterparties. In addition, to limit the FHLBank’s net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at June 30, 2009.

Fair Value on a Recurring Basis. The following table presents for each SFAS 157 hierarchy level, the FHLBank’s assets and liabilities that were measured at fair value on its Statements of Condition at the dates indicated (in thousands):
Fair Value Measurements at June 30, 2009 Using:

				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral (1)	Total
Assets
Trading securities:
Non mortgage-backed securities government-sponsored enterprise debt	$-	$2,248,233	$-	$-	$2,248,233
Other U.S. obligation residential mortgage-backed securities	-	2,927	-	-	2,927
Available-for-sale securities:
Certificates of deposit	-	4,679,566	-	-	4,679,566
Derivative assets	-	179,058	-	(171,708)	7,350

Total assets at fair value	$-	$7,109,784	$-	$(171,708)	$6,938,076

Liabilities
Derivative liabilities	$-	$(925,553)	$-	$655,933	$(269,620)

Total liabilities at fair value	$-	$(925,553)	$-	$655,933	$(269,620)

Fair Value Measurements at December 31, 2008 Using:

				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral (1)	Total
Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$-	$2,985	$-	$-	$2,985
Available-for-sale securities:
Certificates of deposit and bank notes	-	2,511,630	-	-	2,511,630
Derivative assets	-	239,957	-	(222,647)	17,310

Total assets at fair value	$-	$2,754,572	$-	$(222,647)	$2,531,925

Liabilities
Derivative liabilities	$-	$(1,238,018)	$-	$951,542	$(286,476)

Total liabilities at fair value	$-	$(1,238,018)	$-	$951,542	$(286,476)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of a level at fair value in the quarter in which the changes occur.
Estimated Fair Values. SFAS No. 107, Disclosures of Fair Value of Financial Instruments, requires disclosures of the estimated fair value of certain financial instruments. The estimated fair value amounts shown on the following Fair Value Summary Table have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of June 30, 2009 and December 31, 2008. The estimated fair values, as determined using the definition of fair value described in SFAS 157, reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Table does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities at June 30, 2009 and December 31, 2008 on the Fair Value Summary Table were as follows:
Cash and due from banks: The estimated fair value approximates the recorded book balance.
Interest bearing deposits and investment securities: The estimated fair value is determined based on each security’s quoted prices, excluding accrued interest, as of the last business day of the period.
Federal funds sold: The estimated fair value of overnight Federal funds approximates the recorded book balance. The estimated fair value of term Federal funds is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms, as approximated by adding an estimated current spread to the LIBOR swap curve for Federal funds with similar terms. The estimated fair value excludes accrued interest.
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
Advances: The FHLBank determines the estimated fair value of Advances by calculating the present value of expected future cash flows from the Advances excluding accrued interest. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR swap curve or by using current indicative market yields, as indicated by the FHLBank’s Advance pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLBank’s rates on Consolidated Obligations. In accordance with Finance Agency Regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the estimated fair value of Advances does not assume prepayment risk.
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
Adjustments may be necessary to reflect the 12 FHLBanks’ credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability of Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustment during the six months ended June 30, 2009.
Mandatorily redeemable capital stock: The fair value of capital subject to mandatory redemption is par value for the dates indicated as indicated by member contemporaneous purchases and sales at par value. FHLBank stock can only be acquired by members at par value and redeemed at par value. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
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

Subjectivity of estimates. Estimates of the fair value of Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speeds, interest rate volatility, distributions of future interest rates used to value options, and discount rates that appropriately reflect market and credit risks. The judgments also include the parameters, methods, and assumptions used in models to value the options. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.
The carrying values and estimated fair values of the FHLBank’s financial instruments at June 30, 2009 and December 31, 2008 were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value

Assets:
Cash and due from banks	$2,754	$2,754	$2,867	$2,867
Interest-bearing deposits	406	406	19,906,234	19,906,234
Federal funds sold	6,380,000	6,380,000	-	-
Trading securities	2,251,160	2,251,160	2,985	2,985
Available-for-sale securities	4,679,566	4,679,566	2,511,630	2,511,630
Held-to-maturity securities	11,571,386	11,941,606	12,904,200	13,163,337
Advances	44,864,902	45,015,149	53,915,972	54,150,919
Mortgage loans held for portfolio, net	9,690,481	9,855,921	8,631,873	8,888,577
Accrued interest receivable	191,179	191,179	275,560	275,560
Derivative assets	7,350	7,350	17,310	17,310

Liabilities:
Deposits	(1,732,643)	(1,732,799)	(1,193,461)	(1,193,818)
Consolidated Obligations:
Discount Notes	(28,468,521)	(28,469,634)	(49,335,739)	(49,383,752)
Bonds	(44,182,021)	(44,875,938)	(42,392,785)	(43,298,966)
Mandatorily redeemable capital stock	(110,621)	(110,621)	(110,909)	(110,909)
Accrued interest payable	(301,990)	(301,990)	(394,346)	(394,346)
Derivative liabilities	(269,620)	(269,620)	(286,476)	(286,476)

Other:
Commitments to extend credit for Advances	-	110	-	284
Standby bond purchase agreements	-	2,190	-	2,155

Note 17—Commitments and Contingencies
During the third quarter of 2008, the FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by HERA. As of June 30, 2009, the FHLBank had provided the U.S. Treasury with listings of Advance collateral amounting to $25.0 billion, which provides for maximum borrowings of $22.1 billion. The 12 FHLBanks have joint and several liability for any liquidity accessed by an FHLBank under the GSECF. Neither the FHLBank nor any other FHLBank had drawn on this available source of liquidity as of June 30, 2009.
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	June 30, 2009	December 31, 2008
Commitments to fund additional Advances	$3,690	$4,541
Mandatory Delivery Contracts for mortgage loans	376,163	917,435
Forward rate agreements	279,000	386,000
Outstanding Standby Letters of Credit	5,120,715	7,916,613
Consolidated Obligations – committed to, not settled (par value)	205,052	225,000
Standby bond purchase agreements (principal)	412,560	413,125
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were $1,055.9 billion and $1,251.5 billion at June 30, 2009 and December 31, 2008, respectively.
Note 18 — Transactions with Other FHLBanks
The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2009 and December 31, 2008. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. There were no such investments outstanding at June 30, 2009 and December 31, 2008. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the six months ended June 30 (in thousands):

	Average Daily Balances
	2009	2008
Loans to other FHLBanks	$6,541	$16,940

Borrowings from other FHLBanks	2,762	-

Investments in other FHLBanks	13,713	-
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the six months ended June 30, 2009. During the six months ended June 30, 2008, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $150,000. All such transfers were from the FHLBank of Dallas. The net premiums associated with these transactions were (in thousands) $7,452 during the six months ended June 30, 2008. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.

Note 19—Transactions with Stockholders
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

	June 30, 2009		December 31, 2008
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$1,227	2.8%	$734	1.4%
Mortgage Purchase Program	106	1.1	29	0.3
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	179	4.4	61	1.5
Derivatives	-	-	-	-
(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).
Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
June 30, 2009	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$841	20%	$14,423	$105
National City Bank	404	10	5,909	4,030
Fifth Third Bank	401	10	2,538	13
The Huntington National Bank	241	6	928	292
AmTrust Bank	223	5	1,987	-

Total	$2,110	51%	$25,785	$4,440

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2008	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$841	21%	$14,856	$116
National City Bank	404	10	6,435	4,709
Fifth Third Bank	394	10	5,639	15
The Huntington National Bank	241	6	2,590	310
AmTrust Bank	223	5	2,338	-

Total	$2,103	52%	$31,858	$5,150

Non-member Affiliates. The FHLBank has relationships with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members’ bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the six months ended June 30, 2009 or 2008.

The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $11,625,000 and $12,075,000 as of June 30, 2009 and December 31, 2008, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of June 30, 2009 and December 31, 2008. Charles J. Ruma, a Director of the FHLBank, serves on the board of the Ohio Housing Finance Agency. The FHLBank did not have any investments in or borrowings extended to any other non-member affiliates during the six months ended June 30, 2009 or 2008.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING INFORMATION
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the FHLBank. These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, credit, market, and member conditions on our financial condition, results of operations, and demand for Mission Asset Activity, including changes in economic growth, general liquidity conditions, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, and members’ activity with mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪	political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other FHLBanks and other government-sponsored enterprises, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪	the financial results and actions of other FHLBanks that could affect our ability, in relation to the System’s joint and several liability for Consolidated Obligations, to access the capital markets on favorable terms, to preserve our profitability, or to affect the nature and extent of new regulations and legislation to which we are subjected;

▪	changes in investor demand for Consolidated Obligations;

▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	the ability to successfully manage new products and services;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks; and

▪	inflation and deflation.
The FHLBank does not undertake any obligation to update any forward-looking statements made in this document.
In this filing, the interrelated and severe disruptions in 2008’s and 2009’s financial, credit, housing, capital, and mortgage markets are referred to generally as the “financial crisis.”

EXECUTIVE OVERVIEW
Organizational Structure and Business Activities
The Federal Home Loan Bank of Cincinnati (FHLBank) is a regional wholesale bank that provides financial products and services to our member financial institutions. We are one of 12 District Banks in the Federal Home Loan Bank System (FHLBank System); our region, known as the Fifth District, comprises Kentucky, Ohio and Tennessee. Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own stockholders, employees, and Board of Directors. A GSE combines private sector ownership with public sector sponsorship. The FHLBanks are not government agencies but are exempt from federal, state, and local taxation (except real property taxes). The U.S. government does not guarantee the debt securities or other obligations of the FHLBank System. In addition to being GSEs, the FHLBanks are cooperative institutions. This means that private-sector financial institutions voluntarily become members of our FHLBank and purchase our capital stock in order to gain access to products and services. Only members can purchase our capital stock.
Our FHLBank’s mission is to provide financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing for housing and community lending throughout the Fifth District. We achieve our mission through a unique cooperative business model. We raise private-sector capital from our member stockholders and issue high-quality debt in the worldwide capital markets in conjunction with other FHLBanks to provide members with competitive services—primarily a reliable, readily available, low-cost source of funds called Advances—and a competitive return on their FHLBank capital investment through quarterly dividend payments. An important component of our mission is supporting members in their efforts to assist lower-income housing markets.
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

Financial Condition
The following table summarizes our financial condition.

	Ending Balances			Average Balances
				Six Months Ended		Year Ended
	June 30,		December 31,	June 30,		December 31,
(Dollars in millions)	2009	2008	2008	2009	2008	2008

Advances (principal)	$44,092	$57,156	$52,799	$48,758	$59,757	$59,973

Mortgage Purchase Program:

Mortgage loans held for portfolio (principal)	9,604	8,578	8,590	9,395	8,740	8,621

Mandatory Delivery Contracts (notional)	376	56	917	951	164	182

Total Mortgage Purchase Program	9,980	8,634	9,507	10,346	8,904	8,803

Letters of Credit (notional)	5,121	8,110	7,917	6,399	7,776	7,894

Total Mission Asset Activity	$59,193	$73,900	$70,223	$65,503	$76,437	$76,670

Retained earnings	$395	$304	$326	$387	$320	$335

Capital-to-assets ratio	5.51%	4.36%	4.36%	4.84%	4.32%	4.37%

Regulatory capital-to-assets ratio(1)	5.65	4.50	4.48	4.97	4.46	4.51
(1)	See the “Capital Resources” section for further description of regulatory capital.
The trends in our financial condition that began in the fourth quarter of 2008 continued in the first six months of 2009. The ending and average balances of Mission Asset Activity—which is comprised of Advances, Letters of Credit, and the Mortgage Purchase Program—decreased in the first two quarters of 2009 compared with the first two quarters of 2008 and year-end 2008. Advances and Letters of Credit fell, while balances in the Mortgage Purchase Program increased.
Comparing June 30, 2009 to December 31, 2008, the balance of Mission Asset Activity decreased $11,030 million (16 percent). Advances fell $8,707 million (16 percent), the notional principal of Letters of Credit fell $2,796 million (35 percent), and balances and commitments in the Mortgage Purchase Program grew $473 million (5 percent). The reductions in Advances, which occurred broadly throughout our membership, were even larger when comparing June 30, 2009 to the same date in 2008 because Advances began to decrease in the fourth quarter of 2008 after balances had reached record highs in October 2008.
We believe that the Advance balance has decreased from its high point in 2008 for three reasons:
▪	due to the economic recession, members generally experienced slower loan growth in the second half of 2008 and a decrease in loans outstanding in the first two quarters of 2009;

▪	substantial increases in members’ retail deposits, again due to the recession as well as government initiatives to stimulate liquidity; and

▪	the availability to members of new funding and liquidity options from the various fiscal and monetary stimuli and financial guarantees initiated by the federal government to combat the financial crisis and recession.
We expect Advance demand to remain weak until monetary policy tightens and an economic recovery begins.

Despite the decrease in Advances, we continued to fulfill our business role as an important provider of reliable and attractively priced wholesale funding to our members. Although various measures of market penetration have decreased moderately this year, members overall continue to fund over five percent of their assets with our Advances. Our Advance business is cyclical, and slower growth, if not a decrease, in balances is expected in an economic contraction, especially when combined with the extraordinary liquidity that the federal government has provided in the last nine months.
The principal balance of the Mortgage Purchase Program grew in the first six months of 2009 due to accelerated refinancing activity in response to lower mortgage rates. The Program currently has strong member participation and interest, evidenced by the 20 new members approved for the Program in the first six months this year, an even larger number of applications being processed for approval, and an over 50 percent increase in regular sellers in the last year.
Our capital adequacy continued to be strong in the first six months of 2009 and we maintained compliance with all of our regulatory and internal capital limits. Regulatory capital at June 30, 2009 totaled $4,506 million, a $107 million increase from year-end 2008, and the regulatory capital-to-assets ratio was 5.65 percent, which was well above the regulatory minimum of 4.00 percent and at a sufficient level to enable us to effectively manage our financial performance and risk exposures. Retained earnings totaled $395 million on June 30, 2009.
We believe that in the first six months of 2009 our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case and we believe the possibility for a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to issue new debt, service our outstanding debt or pay competitive dividends is remote. However, the severe disruptions in the financial and credit markets, including but not limited to the U.S. government actions placing Fannie Mae and Freddie Mac into conservatorship, continued to result in elevated long-term funding costs compared to U.S. Treasury securities and LIBOR. The impact of market conditions lessened as the first half of 2009 progressed, resulting in improvement in our long-term funding costs and volatility. Consequently, we determined it was acceptable from a risk perspective to partially reduce the amount of asset liquidity held, which can be at a cost to earnings, from funding short-term (mostly overnight) investments with longer-term Consolidated Obligation Discount Notes.
Our residual exposures to market risk, credit risk, and operational risk continued to be modest in the first half of 2009. Our market risk exposure was at a level consistent with our cooperative business model and should ensure that profitability can be competitive across a wide range of stressful interest rate and business environments. We continued to have limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions. We have robust policies, strategies and processes designed to identify, manage and mitigate credit risk. Since our founding in 1932, we have never experienced a credit related loss on, nor have we established a loss reserve for, any asset. In addition, we have not taken an impairment charge on any investment. Finally, as in 2008, we did not experience a material operating risk event during the first six months of 2009.
Regarding credit risk, our Advances are overcollateralized and we have a perfected first lien position on all pledged loan collateral. The Mortgage Purchase Program is comprised only of conforming fixed-rate conventional loans and loans fully insured by the Federal Housing Administration. Multiple layers of credit enhancements on the Program’s loans protect us down to approximately a 50 percent loan-to-value level (based on value at origination) and program delinquencies are well below national averages on similar loans.
As of June 30, 2009, 98 percent of our mortgage-backed securities were issued by Fannie Mae or Freddie Mac. These securities have the perceived backing by the U.S. government although the U.S. government does not guarantee them, directly or indirectly. We held only $241 million in private-label mortgage-backed securities, which was only 5.4 percent of regulatory capital and $154 million less than the amount of retained earnings. All of our private-label securities are comprised of high quality residential mortgage loans issued and purchased in 2003. As of June 30, 2009, the underlying collateral on these securities had a nominal amount (0.58 percent) of delinquencies and foreclosures, while the average credit enhancement was 7.1 percent.
Although most of our money market investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and believe we have strong credit underwriting practices. Finally, we collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion ($4 million at June 30, 2009) represents unsecured exposure. We continue to expect no credit losses on this unsecured exposure.

Results of Operations
As shown in the table below our earnings in the six months ended June 30, 2009 improved significantly over the same period of 2008, while earnings, as represented by the Return on Average Equity (ROE) in the second quarter of 2009 was a relatively modest 0.40 percentage points above the ROE in the second quarter of 2008.

	Three Months		Six Months		Year Ended
	Ended June 30,		Ended June 30,		December 31,
(Dollars in millions)	2009	2008	2009	2008	2008

Net income	$74	$65	$158	$114	$236

Affordable Housing Program accrual	8	8	18	13	27

Return on average equity (ROE)	6.78%	6.38%	7.28%	5.73%	5.73%

Return on average assets	0.35	0.28	0.35	0.25	0.25

Weighted average dividend rate	4.50	5.50	4.50	5.38	5.31

Average 3-month LIBOR	0.85	2.75	1.05	3.02	2.92

Average overnight Federal Funds effective rate	0.18	2.08	0.18	2.63	1.92

ROE spread to 3-month LIBOR	5.93	3.63	6.23	2.71	2.81

Dividend rate spread to 3-month LIBOR	3.65	2.75	3.45	2.36	2.39

ROE spread to Federal Funds effective rate	6.60	4.30	7.10	3.10	3.81

Dividend rate spread to Federal Funds effective rate	4.32	3.42	4.32	2.75	3.39
The ROE spreads to 3-month LIBOR and overnight Federal funds are two market benchmarks we believe our stockholders use to assess the competitiveness, or profitability, of the return on their capital investment in the FHLBank. These spreads also allow us to pay a competitive dividend which, in addition to access to our products and services, is a key source of membership value. Consistent with net income, these spreads in each of the first two quarters of 2009 were significantly above those in 2008. There were three major reasons for the increase in earnings and profitability:
▪	Continuing a trend that began in 2008, average spreads to funding costs on short-term and adjustable-rate assets indexed to short-term LIBOR were significantly wider than historical norms. The financial crisis raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. We believe the wider LIBOR to Discount Note spread indicates that in the financial crisis, compared to normal market conditions, market participants viewed the System’s short-term debt as a lower risk investment versus other short-term investments. Because we use Discount Notes to fund a large amount (between $10 billion to $20 billion) of our LIBOR-indexed Advances, earnings have benefited from our more favorable relative funding costs.

▪	Reductions in intermediate- and long-term interest rates enabled us to retire, before their final maturities, approximately $12 billion of callable Bonds in the fourth quarter of 2008 and the first two quarters of 2009, which we replaced with new Consolidated Obligations at substantially lower interest costs.

▪	There were other gains totaling approximately $19 million, most of which occurred in the first quarter of 2009, including: $6 million from the sale of $216 million of mortgage-backed securities; a $4 million increase in Advance prepayment fees; and an almost $9 million increase in net market value (primarily unrealized) relating to accounting for derivatives. The fact that most of these gains occurred in the first quarter explains much of the higher ROE (7.28 percent) in the first six months of 2009 compared to the 6.78 percent ROE in the second quarter.
Several factors partially offset the favorable earnings drivers. The most significant was the extremely low short-term interest rate environment, which substantially decreased the amount of earnings generated from funding assets with our interest-free capital. For example, the benchmark 3-month LIBOR rate averaged 1.05 percent in the first six months of 2009, compared to 3.02 percent for the same period in 2008.
Based on the strong earnings in the first six months of 2009, we accrued an additional $18 million for future use in the Affordable Housing Program, a $5 million increase over the same period in 2008. By regulation we annually set aside 10 percent of net income before assessments for this Program. In addition, in April 2009, our Board authorized $5 million in commitments for two voluntary housing programs. We have disbursed nearly $15 million of voluntary housing-related funds since 2003, which are over and above the statutory Affordable Housing requirements.
Our Board authorized paying stockholders a cash dividend in each of the first two quarters of 2009 at a 4.50 percent annualized rate. This rate represented a historically wide 3.45 percentage points spread to the average 3-month LIBOR. The difference between the 7.28 percent ROE in the first six months of 2009 and the 4.50 percent dividend rate enabled us to increase retained earnings by $69 million. We have increased retained earnings by $228 million since the end of 2004, which represents more than a doubling of retained earnings as a percent of regulatory capital stock. We believe the greater relative increase in retained earnings versus capital stock has enhanced our potential ability to protect future dividends against earnings volatility and members’ capital stock against impairment risk.
Business Related Developments and Update on Risk Factors
Many of the items related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the financial crisis and economic recession, and to the federal government’s actions to attempt to mitigate their unfavorable effects. During 2009, these factors have resulted in improved profitability relative to short-term interest rates, lower Advance balances, and higher Mortgage Purchase Program balances. This section provides an update on several risk factors identified in our annual report on Form 10-K.
We continue to be concerned about several scenarios that could result in unfavorable consequences for our business, including further reductions in Mission Asset Activity and lower profitability. These scenarios include 1) a continuation or deepening of the economic recession, 2) a continuation or deepening of the financial crisis, 3) unfavorable effects on the competitiveness of our business model from current or future federal government actions to mitigate the recession and financial crisis, and 4) earnings pressures and capital adequacy issues at other FHLBanks. Although cyclicality of our Mission Asset Activity and profitability relative to the state of the economy is expected, the depth of this recession combined with the unprecedented financial crisis could result in a longer and more severe reduction in our Mission Asset Activity.
We expect our profitability will decrease throughout the remainder of 2009 compared to the elevated levels of 2008 and the first half of this year. The following are the major factors affecting earnings that we are experiencing or expect to experience during the balance of the year:
▪	extremely low interest rates;

▪	the effects of the second quarter reductions in the LIBOR-Discount Note spread towards more historically normal levels;

▪	continued reductions in Advance balances;

▪	because of the stressed mortgage markets, the possibility of continuing to not be able to fully utilize our mortgage-backed security authority at acceptable risk-adjusted returns.
Notwithstanding these concerns, we expect our profitability and capacity to pay dividends to remain competitive across a wide range of economic, business, and market rate environments—even many stressful ones. We believe that credit and operational risk will not affect our earnings materially. Based on our earnings simulations, we believe that short-term interest rates would have to increase quickly and for a sustained period of time, to eight percent or more (with other business variables holding relatively constant), with a much flatter yield curve, before ROE would not exceed the 3-month LIBOR. Also, we believe that a decrease in mortgage rates by 100 basis points that lasted for three years, which would take the 30-year fixed mortgage note rate to approximately 4.50 percent, would not cause the ROE to fall below 3-month LIBOR.
Our business model is structured to be able to absorb sharp changes in our Mission Asset Activity because we can undertake commensurate reductions in our liability balances and capital and because of our low operating expenses. However, if several large members were to withdraw from membership or otherwise reduce activity with us, the decrease in Mission Asset Activity and/or capital could materially reduce dividend rates available to our remaining members. In January 2009, PNC Financial Services Group, Inc., which is chartered outside our District, acquired National City Bank, one of our largest stockholders and users of Mission Asset Activity. To date, National City has not submitted a membership termination notice, although we expect that it will do so. If we lose National City as a member, we believe there would be no material effect on the adequacy of our liquidity, profitability, ability to make timely principal and interest payments on our participations in

Consolidated Obligation debt and other liabilities, or our ability to continue providing sufficient membership value to our members. This assessment is similar to that which we made, and have subsequently experienced, when we lost one of our largest members (RBS Citizens, N.A.) in 2007 due to a consolidation of its charter outside of the Fifth District.
The Mortgage Program has expanded this year due to lower mortgage rates, increased refinancing activity and increased interest from our members. We are continuing to emphasize both recruiting community financial institution members to the Program and increasing the number of regular sellers, and have experienced strong results in the last year. However, potential issues with our two Supplemental Mortgage Insurance providers could harm the Program’s sustainability, especially the fact that, because of the deteriorations in the mortgage markets over the last two years, they currently have ratings below the double-A required by a Finance Agency Regulation. Therefore, we are in technical violation of this Regulation. On August 11, 2009, the Finance Agency, with certain stipulations, granted a waiver for one year on the double-A rating requirement of Supplemental Mortgage Insurance providers for existing loans and commitments in the Program and granted the same waiver for six months on new commitments. We are developing alternative proposals that we intend to submit to the Finance Agency for approval that could potentially replace the current reliance on the credit enhancement provided by these insurers, that would maintain compliance with the Program’s legal, accounting, and other regulatory requirements, that would maintain the Program’s minimal credit risk profile, and that would enable the Program to continue as a beneficial business activity for our member stockholders. We cannot provide at this time any assurance as to whether the proposals will be approved.
We believe that, although the risk of our joint and several liability for Consolidated Obligations remains elevated, there may have been some easing of the pressures due to new guidance from the Financial Accounting Standards Board that addresses accounting for other-than-temporarily impaired securities. As a result, certain other FHLBanks have reversed through retained earnings some of the previously recognized losses on private-label mortgage-backed securities, with the result being improved capital adequacy.
However, it is premature to estimate the ultimate impact of this issue on the earnings and capital of other FHLBanks. Therefore, we can provide no assurance about the potential effects on us from System-wide earnings and capital issues identified in this risk factor in our 2008 annual report on Form 10-K. These potential effects could include 1) requiring us to provide financial assistance to one or more other FHLBanks, 2) higher and more volatile debt costs, 3) more difficulty in issuing debt, especially longer-term debt, at maturity points we would prefer for our asset/liability management needs, and 4) decreases in our Mission Asset Activity and profitability, which are the two key sources of membership value.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the financial, credit, and mortgage markets; and interest rates. The economy entered a recession in December 2007, which continued through 2008 and into 2009. As measured by real Gross Domestic Product (GDP), the national economy contracted by 5.4 percent in the fourth quarter of 2008, 6.4 percent in the first quarter of 2009, and an advance estimate of 1.0 percent in the second quarter of 2009 (all rates are annualized).
The recession was related to, and exacerbated by the worldwide financial crisis, which continued in 2009. The financial crisis has been associated with high and rising mortgage delinquencies and foreclosures; sharply falling home prices; illiquidity in the credit markets; dramatic fluctuations in stock markets; higher borrowing costs for many financial institutions; and serious pressures on earnings and capital at many financial institutions. Although there were indications that the recession and financial crisis may have abated somewhat in the second quarter, it is too soon to know if the positive signs will be sustained.
The economic recession and financial crisis, and the government’s responses to them, significantly lowered our Advance balances beginning in the fourth quarter of 2008, as discussed in “Executive Summary.” In particular, related to the new sources of government-induced liquidity, the availability of the Troubled Asset Relief Program (TARP) and the exponential increase in bank reserves initiated by the Federal Reserve have decreased demand for our Advances.

Interest Rates
Trends in market interest rates affect our demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

					Six Months Ended June 30,
	Quarter 2 2009		Quarter 1 2009		2009	2008	Year 2008
	Average	Ending	Average	Ending	Average	Average	Average	Ending
Federal Funds Target	0.25%	0.25%	0.25%	0.25%	0.25%	2.65%	2.09%	0.25%
Federal Funds Effective	0.18	0.22	0.18	0.16	0.18	2.63	1.92	0.14

3-month LIBOR	0.85	0.60	1.24	1.19	1.05	3.02	2.92	1.43
2-year LIBOR	1.50	1.53	1.54	1.38	1.52	3.04	2.95	1.48
5-year LIBOR	2.74	2.97	2.38	2.21	2.56	3.77	3.70	2.13
10-year LIBOR	3.50	3.78	2.94	2.86	3.22	4.41	4.25	2.56

2-year U.S. Treasury	1.01	1.11	0.89	0.80	0.95	2.21	2.00	0.77
5-year U.S. Treasury	2.23	2.56	1.75	1.66	2.00	2.94	2.79	1.55
10-year U.S. Treasury	3.31	3.54	2.71	2.67	3.01	3.75	3.64	2.21

15-year mortgage note rate (1)	4.63	4.87	4.72	4.58	4.67	5.51	5.63	4.91
30-year mortgage note rate (1)	5.01	5.42	5.06	4.85	5.04	5.98	6.05	5.14
(1)	Simple weekly average of 125 national lender’s mortgage rates surveyed and published by Freddie Mac.
After decreasing sharply in 2008, short-term interest rates were relatively more stable in the first six months of 2009. The Federal Reserve maintained the overnight Federal funds target rate at a range of zero to 0.25 percent, which it had established by the end of 2008. However, 3-month LIBOR, which is a key index to which many of our assets and liabilities are priced, fell throughout the second quarter of 2009, which is one indication that market participants may believe the financial and credit crisis is abating. The resulting reduction in the LIBOR to Discount Note spread towards more historically normal levels slightly reduced our profitability in the second quarter from recent levels, but will have a larger impact going forward.
In the first half of 2009, longer-term interest rates moved within a range of approximately 1.25 percentage points. Rates tended to increase in the second quarter. Reductions in long-term rates in late 2008 and early 2009 raised the amount of Consolidated Bonds that it was economically beneficial for us to call before their final maturities and replace at lower rates. Rate reductions also resulted in moderate accelerations in mortgage prepayment speeds. The net effect was to increase earnings because the amount of Bonds called significantly exceeded the acceleration in prepayment speeds.
The effects on our earnings and market risk exposure from these interest rate trends are discussed above in “Executive Overview” and below in “Results of Operations,” as well as in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Asset Composition Data
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of available lines in the Letters of Credit program;

▪	the principal balance in the Mortgage Purchase Program; and

▪	the notional principal amount of Mandatory Delivery Contracts.
The following two tables show the composition of our total assets, which support the discussions in “Executive Overview” and this section.
Asset Composition - Ending Balances (Dollars in millions)

	June 30, 2009		December 31, 2008		June 30, 2008		June 30, 2009
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2008		June 30, 2008
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$44,092	56%	$52,799	54%	$57,156	60%	$(8,707)	(16)%	$(13,064)	(23)%
Other items (1)	773	1	1,117	1	364	1	(344)	(31)	409	112

Total book value	44,865	57	53,916	55	57,520	61	(9,051)	(17)	(12,655)	(22)

Mortgage Loans Held for Portfolio
Principal	9,604	12	8,590	9	8,578	9	1,014	12	1,026	12
Other items	86	-	42	-	63	-	44	105	23	37

Total book value	9,690	12	8,632	9	8,641	9	1,058	12	1,049	12

Investments

Mortgage-backed securities
Principal	11,563	14	12,897	13	12,749	13	(1,334)	(10)	(1,186)	(9)
Other items	(26)	-	(28)	-	(38)	-	2	7	12	32

Total book value	11,537	14	12,869	13	12,711	13	(1,332)	(10)	(1,174)	(9)

Short-term money market	13,334	17	22,444	23	15,819	17	(9,110)	(41)	(2,485)	(16)

Other long-term investments	12	-	12	-	16	-	-	-	(4)	(25)

Total investments	24,883	31	35,325	36	28,546	30	(10,442)	(30)	(3,663)	(13)

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	79,438	100	97,873	100	94,707	100	(18,435)	(19)	(15,269)	(16)

Other assets	239	-	333	-	310	-	(94)	(28)	(71)	(23)

Total assets	$79,677	100%	$98,206	100%	$95,017	100%	$(18,529)	(19)	$(15,340)	(16)

Other Business Activity (Notional)

Letters of Credit	$5,121		$7,917		$8,110		$(2,796)	(35)	$(2,989)	(37)

Mandatory Delivery Contracts	$376		$917		$56		$(541)	(59)	$320	571

Total Mission Asset Activity (Principal and Notional)	$59,193	74%	$70,223	72%	$73,900	78%	$(11,030)	(16)	$(14,707)	(20)

(1)	The majority of these balances are SFAS 133-related basis adjustments.

Asset Composition - Average Balances (Dollars in millions)

	June 30, 2009		December 31, 2008		June 30, 2008		June 30, 2009
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2008		June 30, 2008
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$48,758	54%	$59,973	64%	$59,757	64%	$(11,215)	(19)%	$(10,999)	(18)%
Other items (1)	951	1	526	-	560	1	425	81	391	70

Total book value	49,709	55	60,499	64	60,317	65	(10,790)	(18)	(10,608)	(18)

Mortgage Loans Held for Portfolio
Principal	9,395	11	8,621	9	8,740	10	774	9	655	7
Other items	58	-	62	-	63	-	(4)	(6)	(5)	(8)

Total book value	9,453	11	8,683	9	8,803	10	770	9	650	7

Investments

Mortgage-backed securities
Principal	12,110	13	12,623	14	11,979	13	(513)	(4)	131	1
Other items	(22)	-	(30)	-	(23)	-	8	27	1	4

Total book value	12,088	13	12,593	14	11,956	13	(505)	(4)	132	1

Short-term money market	18,744	21	12,206	13	11,098	12	6,538	54	7,646	69

Other long-term investments	12	-	16	-	15	-	(4)	(25)	(3)	(20)

Total investments	30,844	34	24,815	27	23,069	25	6,029	24	7,775	34

Loans to other FHLBanks	6	-	18	-	17	-	(12)	(67)	(11)	(65)

Total earning assets	90,012	100	94,015	100	92,206	100	(4,003)	(4)	(2,194)	(2)
Other assets	305	-	342	-	337	-	(37)	(11)	(32)	(9)

Total assets	$90,317	100%	$94,357	100%	$92,543	100%	$(4,040)	(4)	$(2,226)	(2)

Other Business Activity (Notional)
Letters of Credit	$6,399		$7,894		$7,776		$(1,495)	(19)	$(1,377)	(18)

Mandatory Delivery Contracts	$951		$182		$164		$769	423	$787	480

Total Mission Asset Activity (Principal and Notional)	$65,503	73%	$76,670	81%	$76,437	83%	$(11,167)	(15)	$(10,934)	(14)

(1)	The majority of these balances are SFAS 133-related basis adjustments.
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

Credit Services
The principal balance of Advances decreased significantly in the first six months of 2009. The decrease began in the fourth quarter of 2008, after Advances had reached record highs in October 2008. Available lines and member usage of the Letters of Credit program also fell substantially. Most of our Letters of Credit support members’ public unit deposits. We earn fees on the actual amount of the available lines members use, which can be substantially less than the lines outstanding. The following table presents Advance balances by major program.

(Dollars in millions)	June 30, 2009		December 31, 2008		June 30, 2008
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Short-Term and Adjustable-Rate
REPO/Cash Management	$3,616	8%	$5,886	11%	$9,398	17%
LIBOR	18,142	41	24,225	46	27,673	48

Total	21,758	49	30,111	57	37,071	65

Long-Term
Regular Fixed Rate	9,983	23	9,722	18	7,646	14
Convertible (2)	3,253	7	3,479	7	3,591	6
Putable (2)	7,049	16	6,981	13	6,866	12
Mortgage Related	1,736	4	1,815	4	1,800	3

Total	22,021	50	21,997	42	19,903	35

Other Advances	313	1	691	1	182	-

Total Advances Principal	44,092	100%	52,799	100%	57,156	100%

Other Items	773		1,117		364

Total Advances Book Value	$44,865		$53,916		$57,520

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
Most of the reduction in balances occurred from REPO and LIBOR Advance programs. These two programs normally have the most fluctuation in balances because larger members tend to use them disproportionately more than smaller members do, they tend to have shorter-term maturities than other programs and, in the case of LIBOR Advances, they can be prepaid without a fee on repricing dates subject to pre-established prepayment “lock out” periods. Other Advance programs experienced smaller changes.
The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers.
     (Dollars in millions)

June 30, 2009			December 31, 2008
	Ending	Weighted Average		Ending	Weighted Average
Name	Balance	Interest Rate	Name	Balance	Interest Rate
U.S. Bank, N.A.	$14,423	2.05%	U.S. Bank, N.A.	$14,856	3.02%
National City Bank	5,909	1.13	National City Bank	6,435	2.83
Fifth Third Bank	2,538	2.52	Fifth Third Bank	5,639	3.18
AmTrust Bank	1,987	3.88	The Huntington National Bank	2,590	1.22
RBS Citizens N.A.	1,804	0.75	AmTrust Bank	2,338	3.75

Total of Top 5	$26,661	1.94	Total of Top 5	$31,858	2.92

Total Advances (Principal)	$44,092	2.43	Total Advances (Principal)	$52,799	3.00

Top 5 Percent of Total	60%		Top 5 Percent of Total	60%

RBS Citizen’s N.A. is a former member. The decrease in weighted average interest rates from the end of 2008 to June 30, 2009 was due to the lower short-term interest rates during the first half of 2009, especially reductions in LIBOR.
As indicated above, our Advances are concentrated among a small number of members. Concentration ratios have been relatively stable in the last several years. We believe that having large members who actively use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase financial leverage, possibly enhance dividend returns, obtain more favorable funding costs, and provide competitively priced Mission Asset Activity.
Although 60 percent of the total decrease in Advance balances occurred from our top five members, Advance usage fell broadly across the membership. As shown in the following table, the unweighted average ratio of each member’s Advance balance to its most-recently available total assets was lower on June 30, 2009 compared to year-end 2008, for both large members and small members. Despite their decrease, we believe the level of these ratios and the fact that the number of borrowing members has held steady at approximately 77 percent of total membership continue to demonstrate that members view our Advances as important sources of funding and liquidity.

	June 30, 2009	December 31, 2008
Average Advances-to-Assets for Members

Assets less than $1.0 billion (682 members)	5.36%	6.11%

Assets over $1.0 billion (57 members)	4.42%	5.47%

All members	5.29%	6.06%
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
The principal balance in the Mortgage Purchase Program increased $1,014 million in the first six months of 2009, to end June 30, 2009 at $9,604 million. The expansion of the Program in 2009 comes after several years in which the Program’s balance was relatively stable. Significantly lower mortgage interest rates in the fourth quarter of 2008 and the first quarter of 2009 increased refinancing activity, which normally results in Program balances increasing. The growth in the Program helped offset a portion of the earnings lost from the lower balances in the Advance portfolio.
Our focus continues to be on recruiting community-based members to participate in the Program and on increasing the number of sellers. After approving 21 new members to participate in the Program in all of 2008, we approved 20 members in the first six months of 2009. The pipeline of members either interested in joining the Program or in the process of joining is substantial. The number of regular sellers has doubled in the last year. Because the recent increase in the number of sellers has come from our smaller members and because we have self-imposed constraints on growth, we expect to maintain the Program at less than 15 percent of total assets.
The following table reconciles changes in the Program’s principal balance (excluding Mandatory Delivery Contracts) for the six months ended June 30, 2009.

(In millions)	Mortgage Purchase
Program Principal

Balance at December 31, 2008	$8,590
Principal purchases	2,739
Principal paydowns	(1,725)

Balance at June 30, 2009	$9,604

We closely track the refinancing incentives of all of our mortgage assets because the mortgage prepayment option represents almost all of our market risk exposure. The principal paydowns in the first two quarters equated to an annual constant prepayment rate of 29 percent, compared to 12 percent in all of 2008. The acceleration in prepayment rates reflected the significant drop in mortgage rates in late 2008 and early 2009. However, the refinancing response was muted by the credit difficulties in the mortgage market and the economic recession. The Program’s composition of balances by loan type and original final maturity did not change materially in the first six months of 2009. However, the weighted average mortgage note rate fell from 5.80 percent at year-end 2008 to 5.59 percent at June 30, 2009, reflecting the prepayments of higher rate notes and purchase of lower rate notes in the declining mortgage rate environment.
As shown in the following table, the percentage of principal balances from members supplying five percent or more of total principal decreased three percentage points from year-end 2008 to June 30, 2009. The decrease in the percentage of loans outstanding from National City Bank reflected its lack of new activity with us since mid-2007 as well as accelerated prepayment rates, while the increase from Union Savings Bank and Guardian Saving Bank FSB reflected refinancing activity in their portfolio that resulted in new loans sold to us.

	June 30, 2009		December 31, 2008
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$ 4,030	42%	$ 4,709	55%
Union Savings Bank	2,939	31	1,995	23
Guardian Savings Bank FSB	768	8	544	6

Total	$ 7,737	81%	$ 7,248	84%

As in prior years, in the first six months of 2009 yields we earned on new mortgage loans in the Program relative to funding costs continued to represent profitable risk-adjusted returns. The federal government’s actions to purchase mortgage-backed securities put upward pressure on mortgage prices, which normally lowers yields, but the impact was not large enough to cause profitability on new mortgages to decrease substantially.
Investments
Money Market Investments
Short-term money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits (including certain deposits held at the Federal Reserve), Federal funds sold, GSE discount notes in our trading portfolio, and certificates of deposit and bank notes in our available-for-sale portfolio. In the first six months of 2009, our investment portfolio continued to provide liquidity and helped us manage market risk and capital adequacy.
The composition of our money market investment portfolio varies over time based on relative value considerations. Daily balances can fluctuate significantly, usually within a range of $8,000 million to $20,000 million, due to numerous factors, including changes in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, net spreads, opportunities to warehouse debt at attractive rates for future use, and management of financial leverage. Money market investments normally have one of the lowest net spreads of any of our assets, typically ranging from 5 to 15 basis points.
In the first six months of 2009, we maintained average money market balances at higher than historical levels, with the portfolio having an average balance of $18,744 million. The increase in balances, which mostly had overnight maturities, began in the fourth quarter of 2008 and occurred primarily because the financial crisis required us to increase asset liquidity. We funded the increased asset liquidity with longer-term Discount Notes in the context of Finance Agency guidance to target as many as 15 days of liquidity. Because of the upward sloping yield curve, these actions tended to negatively affect our earnings.
Money market investments decreased as the second quarter progressed, with the balance falling to $13,334 million on June 30, 2009. We lowered balances because we reassessed the need to hold elevated levels of low-yielding asset liquidity based on our view that the financial crisis has eased somewhat.
Mortgage-Backed Securities
We invest in mortgage-backed securities in order to enhance profitability and to help support the housing market. Mortgage-backed securities currently comprise almost 100 percent of the held-to-maturity securities and $3 million of the trading securities on the Statements of Condition. Our current philosophy is to invest in the mortgage-backed securities of GSEs and government agencies. We have not purchased any mortgage-backed securities issued by other entities since 2003.
We historically have been permitted by Finance Agency Regulation to hold mortgage-backed securities up to a multiple of three times our regulatory capital. In May 2008, the Finance Agency approved our request, pursuant to a Finance Agency authorization permitting a higher multiple, to temporarily expand our mortgage-backed security percentage by up to an additional 1.5 times regulatory capital. However, because the financial crisis and recession resulted in narrow spreads on these securities relative to our funding costs and in more limited availability of securities that fit our investment parameters, we purchased no mortgage-backed securities between August 2008 and April 2009 and purchased only a relatively modest amount of these securities in the second quarter of 2009. On June 30, 2009, the principal balance of our mortgage-backed securities was $11,563 million, for a multiple to regulatory capital of 2.55. In July, we were able to purchase securities in greater quantities, which has returned the leverage closer to three times capital.
The following table reconciles changes in the principal balance of our mortgage-backed securities portfolio for the six months ended June 30, 2009. The principal paydowns equated to an annual constant prepayment rate of 28 percent, compared to 16 percent in all of 2008.

Mortgage-backed
(In millions)	Securities Principal

Balance at December 31, 2008	$12,897
Principal purchases	839
Principal paydowns	(1,957)
Principal sales	(216)

Balance at June 30, 2009	$11,563

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer. All categories decreased except 20-year collateral, which presented the most attractive purchase options from a risk/return perspective.

(In millions)	June 30, 2009	December 31, 2008
Security Type
Collateralized mortgage obligations	$ 4,324	$ 5,433
Pass-throughs (1)	7,239	7,464

Total	$ 11,563	$ 12,897

Collateral Type (2)
15-year collateral	$ 4,454	$ 5,169
20-year collateral	3,634	3,365
30-year collateral	3,475	4,363

Total	$ 11,563	$ 12,897

Issuer
GSE residential mortgage-backed securities	$ 11,314	$ 12,581
Agency residential mortgage-backed securities	8	12
Private-label residential mortgage-backed securities	241	304

Total	$ 11,563	$ 12,897

(1)	On each date, only $3 million of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs.

(2)	On each date, all but $3 million of principal were comprised of fixed-rate mortgages.

Consolidated Obligations
Changes in Balances and Composition
Our primary source of funding and liquidity is through participating in the issuance of the System’s debt securities—Consolidated Obligations—in the capital markets. The table below presents the ending and average balances of our participations in Consolidated Obligations. All of our Obligations issued and outstanding in 2009, as in the last several years, had “plain-vanilla” interest terms. None had step-up, inverse floating rate, convertible, range, or zero-coupon structures.

	Six Months Ended		Year Ended		Six Months Ended
(In millions)	June 30, 2009		December 31, 2008		June 30, 2008
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$28,474	$40,523	$49,389	$40,450	$41,514	$39,084
Discount	(5)	(23)	(53)	(94)	(66)	(92)

Total Consolidated Discount Notes	28,469	40,500	49,336	40,356	41,448	38,992

Consolidated Bonds:
Unswapped fixed-rate	25,813	25,371	25,650	25,468	25,398	23,854
Unswapped adjustable-rate	5,120	5,157	6,424	9,638	10,025	11,116
Swapped fixed-rate	13,132	11,538	10,140	11,969	11,796	11,730

Total Par Consolidated Bonds	44,065	42,066	42,214	47,075	47,219	46,700

Other items (1)	117	141	179	62	23	69

Total Consolidated Bonds	44,182	42,207	42,393	47,137	47,242	46,769

Total Consolidated Obligations (2)	$72,651	$82,707	$91,729	$87,493	$88,690	$85,761

(1)	Includes unamortized premiums/discounts, SFAS 133 and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 10 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $1,055,863 and $1,251,542 at June 30, 2009 and December 31, 2008, respectively.
Balances of the various Obligation types can fluctuate significantly based on comparative changes in their cost levels, supply and demand conditions, Advance demand, money market investment balances, and our balance sheet management strategies. In the first six months of 2009, the average balance of Discount Notes was similar to the average balance for all of 2008 and the first six months of 2008. In the second quarter of 2009, we decreased our issuance of Discount Notes compared to the first quarter and 2008. The reduced reliance on Discount Notes reflected the reduction in Advance balances in 2009 and our lower holdings of asset liquidity using money market investments, which we normally fund with Discount Notes. By June 30, 2009, Discount Note balances were down substantially.
The relatively stable balance of unswapped fixed-rate Bonds in the first six months of 2009 compared to the 2008 periods reflected primarily the relatively stable balance of our mortgage assets.
The following table shows the allocation on June 30, 2009 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable

Due in 1 year or less	$610	$3,731	$4	$4,345	$9,550
Due after 1 year through 2 years	665	3,635	5	4,305	1,025
Due after 2 years through 3 years	1,660	2,465	34	4,159	-
Due after 3 years through 4 years	1,735	2,392	38	4,165	-
Due after 4 years through 5 years	915	1,274	4	2,193	25
Thereafter	5,015	1,487	144	6,646	-

Total	$10,600	$14,984	$229	$25,813	$10,600

The allocations were consistent with those in the last several years. The Bonds were distributed relatively smoothly throughout the maturity spectrum. Twenty-six percent had final remaining maturities greater than five years. These longer-term Bonds help us hedge the extension risk of long-term mortgage assets. Forty-one percent provide us with call options, which help manage the prepayment volatility of mortgage assets. Almost all of the callable Bonds have next call dates within the next 12 months and most of them are callable daily after an initial lockout period. Daily call options provide considerable flexibility in managing market risk exposure to lower mortgage rates.
Relative Cost of Funding
Obligations normally have an interest cost at a spread above U.S. Treasury Bills and Notes and below LIBOR. These spreads can be volatile, and in the first two quarters of 2009, as in much of 2008, they tended to be significantly wider and more volatile than in prior years. The financial crisis caused investors to demand significantly more relative compensation for debt securities, especially longer-term securities, issued by non-government entities. We responded to the higher spreads on noncallable Bonds by issuing a greater percentage of callable Bonds and Discount Notes in 2008 and the first half of 2009 because these Obligations did not suffer from the widening of spreads to the same extent as noncallable Bonds. During the first two quarters of 2009, Obligation spreads and volatility improved somewhat compared to the distressed conditions in the second half of 2008.
Deposits
Member deposits with us are a relatively minor source of low-cost funding. As shown on the “Average Balance Sheet and Yield/Rates” table in the “Results of Operations,” the average balance of deposits was relatively stable in the first six months of 2009 compared to the same period in 2008. However, as shown on the Statements of Condition, comparing June 30, 2009 to December 31, 2008, deposit balances increased substantially (by $539 million, or 45 percent), which reflected a balance below trend at the end of 2008. Volatility in year-end deposit balances is not abnormal.
Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.” We discuss our liquidity in “Executive Overview,” and the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management.” Further information on our use of derivatives is contained in our annual report on Form 10-K for the year ended December 31, 2008.

Capital Resources
Capital Leverage
The Gramm-Leach-Bliley Act of 1999 (GLB Act) and Finance Agency Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, in which we target a floor on the regulatory quarterly average capital-to-assets ratio of 4.20 percent. If our financial leverage increases too much, or becomes too close to the regulatory limit, we have discretionary ability within our Capital Plan to enact changes to ensure our capitalization remains strong and in compliance with all regulatory limits. The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis.
GAAP and Regulatory Capital

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2009		December 31, 2008		June 30, 2008
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$4,000	$3,992	$3,962	$3,798	$3,844	$3,683
SFAS 150-Related Stock	111	106	111	127	129	122

Regulatory Capital Stock	4,111	4,098	4,073	3,925	3,973	3,805
Retained Earnings	395	387	326	335	304	320

Regulatory Capital	$4,506	$4,485	$4,399	$4,260	$4,277	$4,125

GAAP and Regulatory Capital-to-Assets Ratios

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2009		December 31, 2008		June 30, 2008
	Period End	Average	Period End	Average	Period End	Average
GAAP	5.51%	4.84%	4.36%	4.37%	4.36%	4.32%
Regulatory	5.65	4.97	4.48	4.51	4.50	4.46
In the first six months of 2009, financial leverage decreased because of the reduction in Advance balances and the reductions in the second quarter of low-yielding money market investments. On June 30, 2009, the regulatory capital-to-assets ratio was 5.65 percent, which was the highest it has been in the last several years. Retained earnings increased from year-end 2008 to June 30, 2009 by $69 million because we paid shareholders a 4.50 percent dividend in each of the first two quarters of 2009 while the ROE averaged 7.28 percent.
Changes in Capital Stock Balances
The following table presents changes in our regulatory capital stock balances in the first six months of 2009.

(In millions)

Regulatory stock balance at December 31, 2008	$4,073

Stock purchases:
Membership stock	33
Activity stock	29
Stock repurchases:
Excess stock redemptions	(11)
Other stock repurchases	(13)

Regulatory stock balance at June 30, 2009	$4,111

Regulatory capital stock balances grew only $38 million. Although total Advance balances decreased in 2009, Advance usage from several members increased, resulting in the $29 million increase in activity stock purchases. The membership stock purchases reflected the annual recalculation of the member capital investment requirement. The $24 million of stock repurchases reflected routine activity of members and former members that had requested redemption of their excess stock, which we repurchased.

Excess Stock
The table below shows that, as our Advances fell in 2009, the amount of our excess capital stock outstanding increased and the amount of capital stock members cooperatively utilized within our Capital Plan decreased. A key component of our Capital Plan is cooperative utilization of capital stock, which, within constraints, permits members who have no excess stock of their own to capitalize additional Mission Asset Activity using excess stock owned by other members. Excess capital stock outstanding per our Capital Plan is reduced by the amount of cooperative utilization. If our Capital Plan did not have a cooperative capital feature, members would have been required to purchase an additional $316 million of stock to capitalize the same total amount of Mission Asset Activity outstanding.

(In millions)	June 30, 2009	December 31, 2008

Excess capital stock (Capital Plan definition)	$1,003	$649

Cooperative utilization of capital stock	$316	$368

Mission Asset Activity capitalized with cooperative capital stock	$7,900	$9,200

A Finance Agency Regulation does not permit us to pay stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively used) would exceed one percent of our total assets. Because of the recent reductions in Advance balances, at year-end 2008 and in each of the first two quarters of 2009, we were above the regulatory threshold and, therefore, were required to pay cash dividends. Until Advances grow substantially again, we expect to continue to be required to pay cash dividends.
Retained Earnings
On June 30, 2009, stockholders’ investment in our FHLBank was supported by $395 million of retained earnings. This represented almost ten percent of total regulatory capital stock and 0.50 percent of total assets. When allocating earnings between dividends and retained earnings our Board of Directors considers the goals of paying stockholders a competitive dividend and having an adequate amount of retained earnings to mitigate impairment risk and potentially augment future dividend stability.
Membership and Stockholders
On June 30, 2009, we had 739 member stockholders. In the first six months of 2009, 14 institutions became new member stockholders while three were lost, producing a net gain of 11 member stockholders. One of the members lost merged with another Fifth District member, one merged outside of the Fifth District and one relocated its charter outside the Fifth District. The impact on Mission Asset Activity and earnings from these membership changes was negligible. Modest fluctuations in Mission Asset Activity and earnings from membership changes are a normal part of our business operations. More pronounced effects could result from the loss of one or more of our largest users.
The following tables list institutions holding five percent or more of outstanding Class B capital stock. The amounts include stock held by any known affiliates that are members of our FHLBank. The stock holdings were stable on these two dates.
(Dollars in millions)

June 30, 2009			December 31, 2008
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$841	20%	U.S. Bank, N.A.	$841	21%
National City Bank	404	10	National City Bank	404	10
Fifth Third Bank	401	10	Fifth Third Bank	394	10
The Huntington National Bank	241	6	The Huntington National Bank	241	6
AmTrust Bank	223	5	AmTrust Bank	223	5

Total	$2,110	51%	Total	$2,103	52%

In January 2009, PNC Financial Services Group, Inc. acquired National City Bank. On June 30, 2009, National City was our second largest stockholder with $404 million of our capital stock, our second largest Advance borrower with current principal outstanding of $5,909 million, and our largest historical seller of loans in the Mortgage Purchase Program with current unpaid principal balances of $4,030 million. PNC Bank currently is not a member of our FHLBank because it is chartered outside our District. To date, National City has not submitted a membership termination notice, although we expect that it will do so.
In the first six months of 2009, there were no material changes in the percentage of members we have from total eligible companies, in the composition of membership by state, or in the allocation of member stockholders by their asset size. Because most existing eligible commercial banks and thrift/savings and loan associations are already members, our recruitment of new members focuses on credit unions, insurance companies, and de novo banks.
RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for the three and six months ended June 30, 2009 and 2008. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of stockholders’ equity for the period.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009		2008		2009		2008
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)

Net interest income	$109	7.27%	$97	6.95%	$222	7.50%	$176	6.48%

Net gains (losses) on derivatives and hedging activities	3	0.23	2	0.15	8	0.27	(1)	(0.02)
Other non-interest income	2	0.12	2	0.13	10	0.34	4	0.13

Total non-interest income	5	0.35	4	0.28	18	0.61	3	0.11

Total revenue	114	7.62	101	7.23	240	8.11	179	6.59

Total other expense	(13)	(0.84)	(12)	(0.85)	(25)	(0.83)	(23)	(0.86)
Assessments	(27)	(b )	(24)	(b )	(57)	(b )	(42)	(b )

Net income	$74	6.78%	$65	6.38%	$158	7.28%	$114	5.73%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

(b)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
For both the three- and six-months comparison, the largest component of the increase in net income was net interest income, which is detailed in the next section.
Most of the net gain on derivatives and hedging activities in both periods represents unrealized market value adjustments on derivatives, which resulted primarily from interest rate changes that affected the market values of derivatives differently from the market values of the hedged risks. We consider this amount of volatility to be moderate and consistent with the close economic hedge relationships of our derivative transactions.
The $6 million increase in other non-interest income for the six-month comparison period resulted from a gain on the sales, in January 2009, of $216 million of mortgage-backed securities that had less than 15 percent of the acquired principal outstanding at the time of the sale.

Net Interest Income
We manage net interest income within the context of managing the tradeoff between market risk and return. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation. Our ROE normally tends to be low compared to many other financial institutions because of our cooperative wholesale business model, our members’ desire to have dividends correlate with short-term interest rates, and our modest overall risk profile.
Components of Net Interest Income
We generate net interest income from two components: 1) the net interest rate spread and 2) funding interest-earning assets with interest-free capital (“earnings from capital”). The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin. Because of our relatively low net interest rate spread compared to other financial institutions, we normally derive a substantial proportion of net interest income from deploying our capital to fund assets.
The following table shows the two major components of net interest income, as well as the three major subcomponents of the net interest spread.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2009		2008		2009		2008
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$88	0.42%	$64	0.28%	$185	0.42%	$112	0.24%
Net (amortization)/accretion (1) (2)	(3)	(0.02)	(5)	(0.02)	(16)	(0.04)	(20)	(0.04)
Prepayment fees on Advances, net (2)	1	-	1	-	5	0.01	1	-

Total net interest rate spread (3)	86	0.40	60	0.26	174	0.39	93	0.20

Earnings from funding assets with interest-free capital	23	0.11	37	0.15	48	0.11	83	0.18

Total net interest income/net interest margin	$109	0.51%	$97	0.41%	$222	0.50%	$176	0.38%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Total earning assets multiplied by the difference in the book yield on interest-earning assets and book cost of interest-bearing liabilities.
Earnings From Capital . Earnings from capital decreased in both comparison periods because of the significant reductions in short-term interest rates. We deploy much of our capital in short-term and adjustable-rate assets in order to help ensure that our ROE moves with short-term interest rates and to help control market risk exposure.
Net Amortization/Accretion . Although volatility in net amortization of mortgage assets and callable Bonds can be substantial, the total change in such amortization was relatively small between the two comparison periods. The amortization of callable Bond concession expense was high in both 2009 and 2008 because we called a large amount of Bonds in each of the periods.
Amortization of purchase premiums and accretion of purchase discounts associated with mortgage assets (which include loans in the Mortgage Purchase Program and mortgage-backed securities) depend heavily on actual and projected principal prepayments. Lower mortgage rates provide borrowers incentive to refinance their mortgages, which results in accelerated prepayment speeds and an increase in amortization and accretion. The reverse occurs when mortgage rates rise. Our mortgage assets tend to have a net premium balance. Net amortization of mortgage assets was $8 million less in the first six months of 2009 compared to the same period in 2008. Mortgage rates fell, on average, in both periods; however, they rose moderately during the second quarter of 2009.

Prepayment Fees on Advances . Although Advance prepayment fees can be, and in the past have been, significant, they were relatively modest in the first six months of 2009. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances. Fees in one period do not necessarily indicate a trend that will continue in future periods.
Other Components of Net Interest Spread . Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread increased $73 million in the six-months comparison and $24 million in the three-month comparison. When short-term interest rates decline dramatically, as occurred in 2009 versus 2008, it is rare for net interest income to increase. Several material factors resulted in an increase in net interest income, as discussed below, in estimated order of impact from largest to smallest.
Six-Months Comparison
▪	Wider spreads on short-term assets compared to funding costs—Favorable: For 2008 and the first six months of 2009, average spreads on short-term and adjustable-rate assets indexed to short-term LIBOR widened substantially relative to their funding costs. Spreads widened because the financial crisis lowered rates on our Discount Notes significantly more than the cost of inter-bank lending represented by short-term LIBOR. The wider spreads were particularly acute in the fourth quarter of 2008 and the first quarter of 2009, especially for 3-month LIBOR; and the very wide fourth quarter spread favorably affected the first quarter’s earnings. In the first six months of 2009, we funded approximately $15 billion of LIBOR-indexed assets with Discount Notes.

The long-term range for the LIBOR-Discount Note spread is 18 to 20 basis points. The LIBOR-Discount Note spread for 1-month and 3-month maturities averaged 155 basis points in the fourth quarter of 2008 and 50 basis points in the first six months of 2009, compared to 45 basis points in the first six months of 2008. We have more assets indexed to 3-month LIBOR than to 1-month LIBOR, and the spread between 3-month LIBOR and 3-month Discount Notes in the first six months of 2009 was even wider—75 basis points— than the average of both the 1-month and 3-month spreads. In the second quarter, the LIBOR-Discount Note spread narrowed towards its long-term average; by the end of the quarter, the 3-month spread was approximately 30 basis points. The reduction in the LIBOR-Discount Note spread towards more historically normal levels will reduce our profitability going forward relative to the elevated profitability experienced in the first half of 2009.

▪	Re-issuing called Consolidated Bonds at lower debt costs—Favorable: During the fourth quarter of 2008 and the first two quarters of 2009, the reductions in intermediate- and long-term interest rates enabled us to retire (call) approximately $12 billion of unswapped Bonds before their final maturities and replace them with new debt (both Bonds and Discount Notes) at significantly lower interest rates. By contrast, the amount of mortgage paydowns, which we reinvested in assets with lower rates, was substantially less than the amount of Bonds called. In addition, the opportunity to call the large amount of Bonds enabled us to favorably alter the distribution of liability maturities, which raised earnings given the sharply upward sloping yield curve, without materially impacting market risk exposure.

▪	Decrease in financial leverage due to lower Advance balance—Unfavorable: The average balance of Advances was $11.0 billion lower in the first six months of 2009 compared to the same period of 2008, which reduced our financial leverage. Approximately $7.0 billion of the reduction occurred from repayment and maturities of LIBOR Advances. Because, as explained above, we had funded many of these LIBOR Advances with Discount Notes at elevated spreads, the loss of these Advances substantially lowered net interest income. The decrease in Advances was not replaced with increases in other assets that had sufficient average spreads to funding costs to offset the lost income from the lower Advance balances.

▪	Large overnight asset gap—Unfavorable: In the last several years, we have carried a large overnight asset gap, which has varied from $8 billion to $20 billion. We have done this for two reasons: 1) the preferences of some members for overnight funding and 2) more recently, because of our desire to hold many money market investments in overnight maturities during the financial crisis in order to increase our asset liquidity and provide additional mitigation of unsecured credit risk exposure. Because we have limited sources of overnight funding, we tend to fund these overnight assets with non-overnight Discount Notes having maturities of up to one year, which normally have higher rates than overnight assets. Earnings decreased from this factor because we increased reliance on overnight liquidity in the first half of 2009 compared to the same period of 2008.

Three-Months Comparison
For the three months ended June 30, 2009, the same factors affected the other components of net interest rate spread as in the six-months comparison and in approximately the same relative magnitude, except as noted below. In the second quarter, the favorable impact of the wider spreads on short-term assets diminished due to the narrowing of the LIBOR-Discount Note spread in the second quarter, as noted above, and due to the dissipation of the effects of the very wide LIBOR-Discount Note spread in the fourth quarter of 2008. Partially offsetting this trend was an increased earnings impact in the second quarter from calling high-cost Consolidated Bonds; the Bonds were called throughout the first six months of 2009 and the impact grew as 2009 progressed.

Average Balance Sheet and Yield/Rates
The following tables provide yields/rates and average balances for major balance sheet accounts. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$47,235	$158	1.34%	$61,909	$439	2.85%
Mortgage loans held for portfolio (2)	9,834	135	5.51	8,724	116	5.36
Federal funds sold and securities purchased under resale agreements	9,932	4	0.15	10,015	54	2.15
Other short-term investments (3)	77	-	0.22	25	-	2.83
Interest-bearing deposits in banks (3) (4)	5,796	6	0.42	1,684	10	2.44
Mortgage-backed securities	11,751	135	4.60	11,998	146	4.89
Other long-term investments	11	-	4.24	15	-	5.09
Loans to other FHLBanks	13	-	0.13	15	-	2.03

Total earning assets	84,649	438	2.07	94,385	765	3.26

Allowance for credit losses on mortgage loans	-			-
Other assets	288			317

Total assets	$84,937			$94,702

Liabilities and Capital
Term deposits	$132	-	0.98	$96	1	2.79
Other interest bearing deposits (4)	1,686	-	0.04	1,540	7	1.86
Short-term borrowings	33,851	28	0.33	41,214	229	2.23
Unswapped fixed-rate Consolidated Bonds	25,454	264	4.16	24,414	280	4.61
Unswapped adjustable-rate Consolidated Bonds	4,896	10	0.81	10,780	72	2.71
Swapped Consolidated Bonds	12,970	26	0.82	11,316	76	2.70
Mandatorily redeemable capital stock	99	1	4.50	125	3	10.66
Other borrowings	-	-	-	1	-	2.19

Total interest-bearing liabilities	79,088	329	1.67	89,486	668	3.00

Non-interest bearing deposits	5			5
Other liabilities	1,449			1,129
Total capital	4,395			4,082

Total liabilities and capital	$84,937			$94,702

Net interest rate spread			0.40%			0.26%

Net interest income and net interest margin		$109	0.51%		$97	0.41%

Average interest-earning assets to interest-bearing liabilities			107.03%			105.47%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Includes securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale or held-to-maturity securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$49,709	$384	1.56%	$60,317	$1,014	3.38%
Mortgage loans held for portfolio (2)	9,453	252	5.37	8,803	233	5.32
Federal funds sold and securities purchased under resale agreements	8,054	7	0.17	9,018	114	2.55
Other short-term investments (3)	52	-	0.37	25	-	3.06
Interest-bearing deposits in banks (3) (4)	10,639	19	0.35	2,055	37	3.58
Mortgage-backed securities	12,088	291	4.84	11,956	291	4.90
Other long-term investments	12	-	4.29	15	1	5.23
Loans to other FHLBanks	6	-	0.12	17	-	2.81

Total earning assets	90,013	953	2.13	92,206	1,690	3.68

Allowance for credit losses on mortgage loans	-			-
Other assets	304			337

Total assets	$90,317			$92,543

Liabilities and Capital
Term deposits	$121	1	1.17	$92	2	3.48
Other interest bearing deposits (4)	1,511	-	0.05	1,414	16	2.29
Short-term borrowings	40,500	89	0.44	38,992	545	2.81
Unswapped fixed-rate Consolidated Bonds	25,375	547	4.35	23,854	559	4.71
Unswapped adjustable-rate Consolidated Bonds	5,157	28	1.11	11,116	187	3.39
Swapped Consolidated Bonds	11,675	64	1.10	11,799	200	3.40
Mandatorily redeemable capital stock	106	2	4.17	122	5	8.04
Other borrowings	3	-	0.07	2	-	2.04

Total interest-bearing liabilities	84,448	731	1.74	87,391	1,514	3.48

Non-interest bearing deposits	4			5
Other liabilities	1,492			1,148
Total capital	4,373			3,999

Total liabilities and capital	$90,317			$92,543

Net interest rate spread			0.39%			0.20%

Net interest income and net interest margin		$222	0.50%		$176	0.38%

Average interest-earning assets to interest-bearing liabilities			106.59%			105.51%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Includes securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale or held-to-maturity securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end in accordance with FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39.
For all but one account, the average rate of each asset and liability category was lower in the 2009 periods than in the 2008 periods. Most of the accounts that had lower average rates have short-term maturities or are adjustable rate, which repriced to lower rates in the first six months of 2009, corresponding to the significant reductions in average short-term market rates. The average rate on mortgage loans held for portfolio (i.e., the Mortgage Purchase Program) increased in both the three- and six-month comparisons due a large reduction in net amortization in the second quarter of 2009 resulting from an increase in mortgage rates in that quarter.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table. For purposes of this table, changes due to the combined volume/rate variance have been allocated to rate.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2009 over 2008			June 30, 2009 over 2008
	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income
Advances	$(104)	$(177)	$(281)	$(179)	$(451)	$(630)
Mortgage loans held for portfolio	15	4	19	17	2	19
Federal funds sold and securities purchased under resale agreements	-	(50)	(50)	(12)	(95)	(107)
Other short-term investments	-	-	-	1	(1)	-
Interest-bearing deposits in banks	25	(29)	(4)	153	(171)	(18)
Mortgage-backed securities	(3)	(8)	(11)	4	(4)	-
Other long-term investments	-	-	-	(1)	-	(1)
Loans to other FHLBanks	-	-	-	-	-	-

Total	(67)	(260)	(327)	(17)	(720)	(737)

Increase (decrease) in interest expense
Term deposits	-	(1)	(1)	-	(1)	(1)
Other interest-bearing deposits	1	(8)	(7)	1	(17)	(16)
Short-term borrowings	(41)	(160)	(201)	21	(477)	(456)
Unswapped fixed-rate Consolidated Bonds	12	(28)	(16)	36	(48)	(12)
Unswapped adjustable-rate Consolidated Bonds	(39)	(23)	(62)	(100)	(59)	(159)
Swapped Consolidated Bonds	11	(61)	(50)	(2)	(134)	(136)
Mandatorily redeemable capital stock	(1)	(1)	(2)	(1)	(2)	(3)
Other borrowings	-	-	-	-	-	-

Total	(57)	(282)	(339)	(45)	(738)	(783)

Increase (decrease) in net interest income	$(10)	$22	$12	$28	$18	$46

As discussed above in the “Other Components of Net Interest Spread,” almost all of the increase in net interest income occurred from two factors—wider spreads on short-term assets compared to funding costs and re-issuing called Consolidated Bonds at lower debt costs—that are both related to rate changes. Because of the large reductions in interest rates from 2008 to 2009, the differences in individual asset and liability categories in the volume/rate table cannot be aggregated or netted to reflect the changes in balances or spreads between various interest rates. For example, the earnings benefits we have realized from the spread between LIBOR and Discount Notes (short-term borrowings) and from calling high-cost Bonds cannot be distinguished in the table above.
Effect of the Use of Derivatives on Net Interest Income
As explained elsewhere, the primary reason we use derivatives, most of which are interest rate swaps, is to hedge the fixed interest rates of certain Advances and Consolidated Obligations. The following table shows the effect of derivatives on our net interest income.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Advances (1)	$(131)	$(58)	$(241)	$(73)
Mortgage purchase commitments (2)	-	1	2	1
Consolidated Obligations (1)	38	27	72	35

Decrease to net interest income	$(93)	$(30)	$(167)	$(37)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
Although our overall use of derivatives decreased net interest income more in the 2009 periods than in the 2008 periods, the derivatives made our earnings and market risk profile significantly more stable because they effectively created synthetic adjustable-rate LIBOR-based coupon rates for both fixed-rate Advances and fixed-rate Obligations. The synthetic adjustable-

rate Advances were funded with short-term Discount Notes and the synthetic adjustable-rate swapped Obligations. Thus, the derivatives provided a closer match of interest rate reset terms than would have occurred without their use.
The effect on net interest income from derivatives activity primarily represents the net effects of:
▪	the economic cost of hedging purchased options embedded in Advances;
▪	converting fixed-rate Regular Advances and Advances with below-market coupons and purchased options to at-market coupons tied to adjustable-rate LIBOR; and
▪	converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Consolidated Obligations.
The relative magnitude of each factor depended on changes in both short-term LIBOR and in the notional principal amounts of swapped Advances versus swapped Obligations. The larger reduction in net interest income in the 2009 periods from our use of derivatives was primarily due to the lower short-term LIBOR in 2009 versus 2008, combined with a greater use of derivatives to transform fixed-rate Advances to adjustable-rate LIBOR than of derivatives to transform fixed-rate Obligations to adjustable-rate LIBOR. See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information.
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2009	2008	2009	2008

Other Income
Net gains on held-to-maturity securities	$-	$-	$6	$-
Net gains (losses) on derivatives and hedging activities	3	2	8	(1)
Other non-interest income, net	2	2	4	4

Total other income	$5	$4	$18	$3

Other Expense
Compensation and benefits	$7	$6	$14	$13
Other operating expense	4	3	7	6
Finance Agency	1	1	1	2
Office of Finance	1	1	2	1
Other expenses	-	1	1	1

Total other expense	$13	$12	$25	$23

Average total assets	$84,937	$94,702	$90,317	$92,543
Average regulatory capital	4,501	4,212	4,485	4,125

Total other expense to average total assets (1)	0.06%	0.05%	0.05%	0.05%
Total other expense to average regulatory capital (1)	1.12%	1.11%	1.11%	1.13%
(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
The net gain on held-to-maturity securities and the net gains (losses) on derivatives and hedging activities are discussed above under “Components of Earnings and Return on Equity.” Total other expenses grew less than $2 million, or 5.8 percent, in the six-months comparison. Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. We continue to maintain a sharp focus on controlling our operating costs.

REFCORP and Affordable Housing Program Assessments
Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to an approximately 27 percent effective annualized net assessment rate. Depending on the level of the FHLBank System’s earnings, the REFCORP assessment is currently expected to be statutorily retired within the next several years. Lower FHLBank System earnings would extend the retirement date.
In the first two quarters of 2009, assessments totaled $57 million, which reduced ROE by 2.64 percentage points, compared to $42 million in the first two quarters of 2008, which reduced ROE by 2.10 percentage points. The relative burden of assessments was higher in 2009 than in 2008 because net income before assessments rose by 38 percent while average capital rose by only 9 percent; this means a much larger assessment was applied to a modestly larger capital base.
Segment Information
Note 15 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. It is important to note that we manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than exclusively at the level of individual operating business segments. Under this approach, we would not expect the market risk/return profile of each operating business segment to match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis.
The table below summarizes each segment’s operating results for the three and six months ended June 30, 2009 and 2008.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended June 30, 2009

Net interest income	$67	$42	$109

Net income	$46	$28	$74

Average assets	$75,057	$9,880	$84,937

Assumed average capital allocation	$3,890	$505	$4,395

Return on Average Assets (1)	0.25%	1.14%	0.35%

Return on Average Equity (1)	4.77%	22.33%	6.78%

Three Months Ended June 30, 2008

Net interest income	$74	$23	$97

Net income	$50	$15	$65

Average assets	$85,935	$8,767	$94,702

Assumed average capital allocation	$3,704	$378	$4,082

Return on Average Assets (1)	0.23%	0.67%	0.28%

Return on Average Equity (1)	5.44%	15.59%	6.38%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Six Months Ended June 30, 2009

Net interest income	$153	$69	$222

Net income	$113	$45	$158

Average assets	$80,819	$9,498	$90,317

Assumed average capital allocation	$3,913	$460	$4,373

Return on Average Assets (1)	0.28%	0.95%	0.35%

Return on Average Equity (1)	5.83%	19.55%	7.28%

Six Months Ended June 30, 2008

Net interest income	$130	$46	$176

Net income	$84	$30	$114

Average assets	$83,697	$8,846	$92,543

Assumed average capital allocation	$3,617	$382	$3,999

Return on Average Assets (1)	0.20%	0.68%	0.25%

Return on Average Equity (1)	4.68%	15.75%	5.73%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
For the three-month comparison, the slightly lower net income and moderately lower ROE reflected primarily the unfavorable effects of the reduction in the earnings from capital and the decrease in Advance balances. These were offset only partially by the wider spreads on short-term assets and the calls of Consolidated Bonds related to mortgage-backed securities. For the six-months comparison, the increase in net income and ROE reflected primarily the wider spreads on short-term assets, Advance prepayment fees, gains from selling mortgage-backed securities and market value adjustments on derivatives. All of these factors were particularly prevalent in the first quarter of 2009.
Mortgage Purchase Program Segment
Net income and ROE increased in 2009 for both comparison periods. The unfavorable effects from lower earnings from capital were more than offset by replacing a large amount of called Bonds with lower cost debt. We believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay member stockholders, although this segment can exhibit more volatility in profitability over time relative to short-term interest rates than the Traditional Member Finance segment. As discussed elsewhere, mortgage assets are the largest source of our market risk exposure. The effect of market risk exposure from the mortgage-backed securities in the Traditional Member Finance segment is diluted by that segment’s Advances and money market investments, which each have a small amount of residual market risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Overview
Residual risk is defined as the risk exposure to our mission and corporate objectives remaining after applying our policies, controls, decisions, and procedures to manage and mitigate risk. Normally, our most significant residual risks are business/strategic risk and market risk. Currently, we believe the most significant risk is business/strategic risk, which we define as the potential adverse impact on corporate objectives from external factors and events over which we have limited control or influence. Our current business/strategic risks arise primarily from:
▪	the recessionary state of the overall economy and especially of our Fifth District;
▪	the ongoing financial crisis;
▪	the establishment of a new regulator for the FHLBank System, which is shared with Fannie Mae and Freddie Mac;
▪	the placement of Fannie Mae and Freddie Mac into conservatorship;
▪	the various other actual and potential actions of the Federal government, including the Federal Reserve, Treasury Department and FDIC, to attempt to mitigate the financial crisis and economic recession; and
▪	the evolving concerns about some other FHLBanks’ capital adequacy and profitability.
We believe that the residual exposures for our other risks—collectively market risk, capital adequacy, credit risk, and operational risk—continued to be modest in the first six months of 2009. Market risk exposure continued to be moderate and at a level consistent with our cooperative business model. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk. We continue to conclude that we do not need a loss reserve for any asset class and that no assets are impaired. We did not experience any material operating risk event.
We also believe the funding/liquidity risk eased in the first two quarters of 2009. Although we can make no assurances, we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote. The impact of the financial crisis on our debt issuance capabilities and funding costs lessened, as our long-term funding costs relative to LIBOR and U.S. Treasuries showed a relative improvement and less volatility.
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
The primary challenges in managing the level and volatility of long-term earnings exposure—i.e., market risk exposure—arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets on which we have sold prepayment options. We mitigate the market risk of mortgage assets mostly with long-term unswapped fixed-rate callable and noncallable Consolidated Bonds. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk typically remains after funding and hedging activities.
Our Financial Management Policy established by our Board of Directors specifies four sets of limits regarding market risk exposure, which primarily address long-term market risk exposure. The policy limits address the following metrics: 1) the sensitivity of the market value of equity to interest rate shocks; 2) the sensitivity of the duration of equity to interest rate shocks; 3) the market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) under two interest rate shocks; and 4) the market value sensitivity of the mortgage assets portfolio. We determine compliance with these policy limits at every month-end or more frequently if market or business conditions change significantly. We complied with each of these policy limits, except one for which we had a minor temporary violation, in each of the first six months of 2009.
In addition, Finance Agency Regulations and our Financial Management Policy provide controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. We have not purchased a large amount of mortgage-backed securities of private-label issuers, which can have more volatility in prepayment speeds and credit risk than GSE mortgage-backed securities. We have tended to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.
Market Value of Equity and Duration of Equity — Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables. The following table presents the sensitivity profiles for the market value of equity and the duration of equity for the entire balance sheet and interest rate shocks (in basis points). Average results are compiled using data for each month end.
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Year-to-Date
Market Value of Equity	$4,089	$4,201	$4,292	$4,387	$4,464	$4,491	$4,416

% Change from Flat Case	(6.8)%	(4.2)%	(2.2)%	-	1.8%	2.4%	0.7%

2008 Full Year
Market Value of Equity	$3,698	$3,907	$3,979	$4,010	$3,998	$3,956	$3,840

% Change from Flat Case	(7.8)%	(2.6)%	(0.8)%	-	(0.3)%	(1.3)%	(4.2)%

Month-End Results

June 30, 2009
Market Value of Equity	$4,227	$4,344	$4,430	$4,451	$4,420	$4,363	$4,208

% Change from Flat Case	(5.0)%	(2.4)%	(0.5)%	-	(0.7)%	(2.0)%	(5.5)%

December 31, 2008
Market Value of Equity	$3,831	$3,965	$4,060	$4,153	$4,180	$4,136	$3,924

% Change from Flat Case	(7.8)%	(4.5)%	(2.2)%	-	0.7%	(0.4)%	(5.5)%
Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Year-to-Date	(3.1)	(4.1)	(4.6)	(3.9)	(2.4)	0.3	2.8

2008 Full Year	(5.7)	(4.3)	(2.4)	(0.2)	1.6	2.6	3.1

Month-End Results

June 30, 2009	(2.2)	(3.6)	(3.0)	0.6	2.1	3.0	4.2

December 31, 2008	(4.2)	(4.5)	(4.6)	(3.1)	0.6	3.6	6.4
We believe our market risk exposure in the first six months of 2009 continued to be moderate. As of June 30, 2009, for an up 200 basis points instantaneous and permanent interest rate shock, we estimated that the market value of equity would decrease 5.5 percent, or $243 million. Likewise, market risk exposure to lower long-term interest rates was also moderate on June 30, 2009, with an estimated loss in the market value of equity of 2.4 percent, or $107 million, for a down 100 basis points interest rate shock. Based on these long-term market risk metrics, which indicate the potential reduction in future earnings over the whole life of asset cash flows, as well as analysis of cash flows and earnings simulations, we do not expect that profitability would decrease to uncompetitive levels if interest rates were to change by a substantial amount.

However, in July, the market risk exposure to higher interest rates rose toward historical norms primarily because of wider mortgage spreads relative to our debt. For example, for an up 200 basis points interest rate shock, we estimated the market value of equity in mid July would decrease approximately seven percent. Much of the increase in exposure is due to basis risk between mortgages and debt and therefore represents an economic opportunity cost, not necessarily increased exposure to lower actual earnings.
Regarding lower mortgage rates, we called approximately $12 billion of unswapped Bonds in the fourth quarter of 2008 and the first two quarters of 2009 and replaced them with new debt at significantly lower interest costs. Mortgage prepayments did not increase proportionately to the amount of the Bonds called, in part due to the credit conditions that have made refinancing difficult for many homeowners. The amount of Bonds we called will substantially mitigate—but not completely offset—the lower earnings resulting from a possible large acceleration in mortgage prepayment speeds if mortgage rates decrease again substantially.
On June 30, 2009, the mortgage asset portfolio had a net premium balance of $60 million, which was composed of an $86 million net premium balance on the Mortgage Purchase Program and a $26 million net discount balance on mortgage-backed securities. As of June 30, 2009, for a 1.00 percentage shock decrease to the currently low mortgage rates, we projected there would have been a $12 million immediate increase in net amortization on mortgage asset net premiums (which would lower earnings), while for a 2.00 percentage shock increase to mortgage rates, there would have been a $5 million immediate decrease in net amortization (which would raise earnings). This amount of volatility would not have materially affected our ongoing profitability; in the case of higher mortgage rates, the impact would be positive.
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
We also track the ratio of the market value of equity to the par value of regulatory capital stock. This ratio excludes retained earnings in the denominator and therefore shows the ability of the market value of equity to protect the value of stockholders’ stock investment in our company.
The following table presents both of these ratios for the current (flat rate) interest rate environment. Because both ratios are close to, or above, 100 percent, they support the assessment that we have a moderate amount of market risk exposure.

	June 30, 2009	December 31, 2008

Market Value of Equity to Book Value of Regulatory Capital	99%	94%

Market Value of Equity to Par Value of Regulatory Capital Stock	108%	102%
Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads to funding costs for these assets. We closely analyze the mortgage assets portfolio both together with and separately from the entire balance sheet. The portfolio includes mortgage-backed securities; loans and commitments under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts; overnight assets or funding for balancing the portfolio; and allocated capital.

The following table presents the sensitivities of the market value of equity of the mortgage assets portfolio and interest rate shocks (in basis points). Average results are compiled using data for each month end. We allocate equity to this portfolio using the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not necessarily what would result from an economic allocation of equity to the mortgage assets portfolio but, because it uses the same regulatory capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet.
% Change in Market Value of Equity—Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Year-to-Date	(33.2)%	(20.0)%	(10.1)%	-	8.1%	11.2%	4.1%

2008 Full Year	(47.4)%	(16.5)%	(5.4)%	-	(0.4)%	(4.6)%	(17.7)%

Month-End Results

June 30, 2009	(24.4)%	(12.0)%	(3.3)%	-	(1.5)%	(5.4)%	(17.0)%

December 31, 2008	(49.4)%	(27.4)%	(13.4)%	-	5.2%	0.8%	(25.0)%
The table shows that as of June 30, 2009 the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had substantially greater risk volatility than the entire balance sheet. Most of the balance sheet’s market risk exposure is normally concentrated within the mortgage assets portfolio. We tend to carry a negligible residual amount of long-term market risk exposure in Advances and money market investments.
Use of Derivatives in Market Risk Management
As with our participation in debt issuances, derivatives help us hedge market risk created by Advances and mortgage commitments. Derivatives related to Advances most commonly hedge:
▪	the market risk exposure on Putable and Convertible Advances for which members have sold us options embedded within the Advances;
▪	the market risk exposure of options we have sold that are embedded with Advances; or
▪	Regular Fixed-Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.
We use derivatives to hedge the market risk created by commitment periods of Mandatory Delivery Contracts in the Mortgage Purchase Program.
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

The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments. The allocation of our derivatives showed no significant trend or change in the last year. This is as expected given the lack of growth of the types of Advances that we normally hedge with derivatives.

		June 30,	December 31,	June 30,
(In millions)		2009	2008	2008

Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$13,133	$10,140	$12,716
Convertible Advances	Interest rate swap	3,253	3,478	3,591
Putable Advances	Interest rate swap	7,049	6,981	6,866
Advances with purchased caps and/or floors	Interest rate swap	-	1,400	2,400
Regular Fixed-Rate Advances	Interest rate swap	5,740	5,808	3,973
Mandatory Delivery Contracts	Commitments to sell to-be-announced mortgage-backed securities	279	386	10

Total based on Hedged Item (1)		$29,454	$28,193	$29,556

(1)	We enter into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedge them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including Mandatory Delivery Contracts (the hedged item) and to-be-announced mortgage-backed securities (their hedging instrument).

	June 30,	December 31,	June 30,
(In millions)	2009	2008	2008

Shortcut (Fair Value) Treatment
Advances	$8,281	$8,246	$7,731
Consolidated Obligations	600	860	2,001

Total	8,881	9,106	9,732

Long-haul (Fair Value) Treatment
Advances	7,564	7,790	9,001
Consolidated Obligations	12,333	8,935	10,715

Total	19,897	16,725	19,716

Economic Hedges
Advances	197	1,631	98
Consolidated Obligations	200	345	-
Mandatory Delivery Contracts	376	918	56
To-be-announced mortgage-backed securities hedges	279	386	10

Total	1,052	3,280	164

Total Derivatives	$29,830	$29,111	$29,612

The allocation of derivatives according to their accounting treatment was relatively stable in the last year. The overall changes shown did not represent a new hedging or risk management strategy or a change in accounting treatment of existing hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument but that is deemed to not qualify for hedge accounting treatment. The decrease in economic hedges from year-end 2008 to June 30, 2009 was primarily due to the maturity of a large Advance hedged with an interest rate swap.
Effective July 1, 2009, in light of the continued evolution of more rigid accounting interpretations surrounding shortcut accounting treatment and to minimize the related accounting risk, we have decided to account for all new Advance hedges using the long-haul accounting treatment.

Capital Adequacy
Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate that we must comply with three limits on capital leverage and risk-based capital requirements.
▪	We must maintain at least a 4.00 percent minimum regulatory capital-to-assets ratio.
▪	We must maintain at least a 5.00 percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all of our Class B stock is considered permanent capital, this requirement is met automatically if we satisfy the 4.00 percent unweighted capital requirement.
▪	We are subject to a risk-based capital rule, as discussed below.
We have always complied with each capital requirement. See the “Capital Resources” section of the “Analysis of Financial Condition” for information on the most important requirement, the minimum regulatory capital-to-assets ratio.
Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings that we believe is needed to mitigate impairment risk and augment dividend stability in light of all the material risks we face. The current Retained Earnings Policy establishes a range of adequate retained earnings from $140 million to $285 million, with a target level of $170 million. We believe that our retained earnings assessment is conservative. Our methodology biases it towards calculation of a higher amount of retained earnings than we believe actually is needed to protect against impairment risk. In particular, we assume that all unfavorable scenarios and conditions occur simultaneously, implying that each dollar of retained earnings can serve as protection against only one risk event. This scenario is extremely unlikely to occur. On June 30, 2009, we had $395 million of retained earnings. We believe the current amount of retained earnings is more than sufficient to protect our capital stock against impairment risk and to provide the opportunity for dividend stability.
Risk-Based Capital Regulatory Requirement
We must hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. The GLB Act and Finance Agency Regulations require total permanent capital, which includes retained earnings and the regulatory amount of Class B capital stock, to at least equal the amount of risk-based capital. Risk-based capital is the sum of market risk, credit risk, and operational risk as specified by the Regulations. The following table shows the amount of risk-based capital required based on the measurements, the amount of permanent capital, and the amount of excess permanent capital.

(Dollars in millions)		Monthly Average
	Quarter End	Six Months Ended	Year End
	June 30, 2009	June 30, 2009	2008

Total risk-based capital requirement	$558	$630	$543
Total permanent capital	4,506	4,485	4,399

Excess permanent capital	$3,948	$3,855	$3,856

Risk-based capital as a percent of permanent capital	12%	14%	12%

The risk-based capital calculation has historically not been a constraint on our operations. It has ranged from 12 to 20 percent, which is significantly less than the amount of our permanent capital, and has not changed materially during the financial crisis. We expect this to continue to be the case. We do not use the requirement to actively manage our market risk exposure.

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
Credit Services
Overview. We have numerous policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across counterparties and members to a zero level of expected losses. Despite deterioration in the credit conditions of many of our members and in the value of some of our pledged collateral, we believe that we have a minimal residual amount of credit risk exposure in our secured lending activities. We base this assessment on the following factors:
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
Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policy parameters is that we require each member’s borrowings to be over-collateralized. This means that each member must maintain borrowing capacity in excess of its credit outstanding and that its borrowing capacity is less than estimated market value of the collateral pledged. As of June 30, 2009, the over-collateralization resulted in total collateral pledged of $155.8 billion against a total borrowing capacity of $100.2 billion. Over-collateralization by one member is not applied to another member.
We assign each member one of four levels of collateral status—Blanket, Securities, Listing, and Physical Delivery— based on our credit rating (described below) that reflects our view of the member’s current financial condition, capitalization, level of problem assets, and other credit risk factors.
Blanket collateral status is the least restrictive and is available for lower risk institutions. We assign it to approximately 85 percent of members. Under a Blanket status, the member borrower is not required to provide loan level detail on pledged loans. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers. Lower risk members that choose not to pledge loan collateral are assigned Securities status. Under Listing collateral status, a member must pledge, and provide us information on, specifically identified individual loans that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, most insurance companies pledging loans, and newly chartered institutions.
In addition to requiring physical delivery of collateral, we apply more conservative collateral requirements for insurance company members and for newly chartered institutions. The latter are required to deliver collateral until they have developed a solid financial history that trends strongly towards being profitable.

The table below shows the allocation of pledged collateral by collateral type as of June 30, 2009, and the range of standard Collateral Maintenance Requirements (CMRs). The percentages are before CMRs are applied to determine borrowing capacity.

	Percent of Total
	Pledged Collateral	CMR Range

1-4 Family Residential	62%	125-175%
Home Equity Loans	21	150-400
Commercial Real Estate	9	150-400
Bond Securities	6	101-205
Multi-Family	1	125-250
Farm Real Estate	(a )	150-350

Total	100%

(a)	Less than one percent of total pledged collateral.
Collateral is primarily 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Compared to December 31, 2008, the percentage of 1-4 family residential collateral rose four percentage points while the percentage of home equity collateral fell four percentage points.
We value listed and physically delivered loan collateral at the lesser of par or our internally estimated market value. Securities collateral is valued using two third party providers. The market value of loan collateral pledged under a Blanket status is assumed to equal the outstanding unpaid principal balance.
We determine borrowing capacity against pledged collateral by applying CMRs, informally referred to as over-collateralization rates or “haircuts.” CMRs are discounts applied to the estimated market value of pledged collateral, primarily to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset type. CMRs result in borrowing capacity that is less than the amount of pledged collateral.
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
Subprime and Nontraditional Mortgage Loan Collateral. We have policies and processes to identify subprime loans pledged by members to which we have high credit risk exposure or have extended significant credit. We perform on-site collateral reviews, sometimes engaging third parties, of members we deem to have high credit risk exposure. The reviews include identification of loans that meet our definitions of subprime and nontraditional. Our definitions of a subprime and a nontraditional mortgage loan (NTM) are expansive and conservative. During the review process, we estimate overall subprime and nontraditional mortgage exposure levels by performing random statistical sampling of residential loans in the member’s pledged portfolio.
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
We raise CMRs by up to 50 additional percentage points for the identified subprime and/or NTM segment of each pledged loan portfolio. We also apply separate adjustments to CMRs for pledged private-label residential mortgage-backed securities for which there is available information on subprime loan collateral. No security known to have more than one-third subprime collateral is eligible for pledge to support additional credit borrowings.

Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The following tables show the distribution of internal credit ratings we assigned to member and non-member borrowers.
June 30, 2009

(Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	73	$2.0	47	$0.3	$1.4
2	137	37.5	91	20.1	36.7
3	173	13.2	143	7.0	12.8
4	206	28.8	177	8.5	28.3
5	60	11.4	50	8.0	11.3
6	64	3.0	59	2.1	2.7
7	40	4.3	35	3.2	4.2

Total	753	$100.2	602	$49.2	$97.4

December 31, 2008

(Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	103	$32.7	69	$22.1	$31.8
2	149	5.8	107	2.4	5.2
3	223	23.9	196	15.3	23.4
4	165	23.5	142	9.0	23.2
5	35	10.1	26	7.2	10.0
6	49	2.6	46	1.8	2.5
7	16	4.5	14	2.9	4.5

Total	740	$103.1	600	$60.7	$100.6

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
Although our members overall have satisfactory credit risk profiles, many of them have been unfavorably affected by the financial crisis as reflected in a continuing significant downward trend in our member credit ratings. This trend began in the second half of 2007 and accelerated throughout 2008 and the first two quarters of 2009. As of June 30, 2009, 165 members and borrowing nonmembers (22 percent of the total) had credit ratings of 5 or below, with $18.7 billion of borrowing capacity. Between the end of 2007 and June 30, 2009, through our standard credit rating process, we moved a net of 122 institutions and $11.9 billion of borrowing capacity into one of the three lowest credit rating categories. In addition, there has been a substantial movement of members from the first three highest rating categories into the fourth highest rating category.
The credit ratings are one factor we use to determine collateral borrowing capacity based on the CMR process. A reduction in a member’s credit rating can cause us to decrease the member’s borrowing capacity, remove its ability to be under a Blanket pledge, require it to deliver collateral to us in custody, require it to provide an increased level of detail on pledged loan assets, and/or prompt us to closely monitor such members. These actions, which are within our normal credit risk management, are taken to ensure that our collateral continues to effectively mitigate credit risk from Advances at all times.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is de minimis and that it is probable we will be able to collect all principal and interest amounts due according to contractual terms. We base this assessment on the following factors:
▪	the strong credit enhancements for conventional loans;
▪	the U.S. government insurance on FHA mortgage loans;
▪	no credit losses experienced on any purchased loan since inception of the Program;
▪	minimal delinquencies and defaults experienced in the Program’s loan portfolio;
▪	underwriting and loan characteristics consistent with favorable expected credit performance; and
▪	no supplemental mortgage insurance provider having experienced a loss on any loan sold to us, other than one loss for only $16,000 on a partial claim.
Because of these factors, we have not established a loan loss reserve for the Program and have determined that none of our mortgage loans are impaired.
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
The combination of homeowners’ equity and the credit enhancements protect us down to approximately a 50 percent loan-to-value level (based on values at loan origination), subject, in certain cases, to an aggregate stop-loss feature in the supplemental mortgage insurance policy. This means that the loan’s value (observed from a sale price or appraisal) can fall to half of its value at the time the loan was originated before we would be exposed to a potential loss.
Finance Agency Regulations require that the combination of mortgage loan collateral and credit enhancements be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of BBB, although our program internally requires an implied credit rating of AA when each pool is closed. We analyze all pools using a credit assessment model licensed from Standard & Poor’s.
If the implied rating falls below AA, risk-based capital Regulations require us to hold additional risk-based capital to help mitigate the perceived additional credit risk. On June 30, 2009, we had six pools totaling $1.4 billion that fell short of a AA rating, which resulted in an increase of $7 million in our risk-based capital.
Lender Risk Account. The Lender Risk Account is a key feature that helps protect us against credit losses on conventional mortgage loans. It is a purchase price holdback from the PFI on each conventional loan the PFI sells to the FHLBank. Therefore, it provides members an incentive to sell us high quality loans. These funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on loans in the pool we have purchased. The Lender Risk Account percentage ranges from 30 basis points to 50 basis points of the loans’ purchased principal balance, based on our determination of expected loan losses. We use the Standard & Poor’s credit model to determine the Lender Risk Account percentage to apply to each PFI and to manage the credit risk of committed and purchased conventional loans.
If conventional loan losses, on a loan-by-loan basis, exceed homeowner’s equity and applicable primary mortgage insurance, the Lender Risk Account is drawn on to cover our exposure to these residual losses until the Account is exhausted. Any portion of the Account not needed to help cover actual loan losses in excess of homeowner’s equity and any applicable primary mortgage insurance is distributed to the PFI over a pre-determined schedule.

The following table presents changes in the Lender Risk Account. The amount of loss claims was less than $1 million for the six months ended June 30, 2009. Since inception of the Program, loss claims have only used approximately $2 million, or 3 percent, of the Lender Risk Account.

Six Months Ended
(In millions)	June 30, 2009

Lender Risk Account at December 31, 2008	$49
Additions	10
Claims	(1)
Scheduled distributions	(1)

Lender Risk Account at June 30, 2009	$57

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
The following table shows two measures of the conventional loan portfolio’s credit quality. The distributions are based on data from the origination dates of the loans weighted by current unpaid principal.

	June 30,	December 31,		June 30,	December 31,
Loan-to-Value	2009	2008	FICO® Score	2009	2008

<= 60%	22%	21%	< 620	0%	0%
> 60% to 70%	19	18	620 to < 660	3	4
> 70% to 80%	52	53	660 to < 700	9	10
> 80% to 90%	4	5	700 to < 740	17	18
> 90%	3	3	>= 740	71	68

Weighted Average	70%	70%	Weighted Average	757	752
The distributions and averages for each category were similar on June 30, 2009 as in the prior several years. These measures are indications that the Mortgage Purchase Program has a strong credit quality. Conventional thinking holds that higher loan-to-value ratios (properties where borrowers have little or no equity at stake) are key drivers in potential mortgage delinquencies and defaults. Although the loan-to-value ratios above use data as of the loan origination dates, we believe it is likely that the current average portfolio loan-to-value ratio remains below 80 percent. This is based on our best knowledge of how much property values have fallen in the last three years in the geographical areas comprising our loans as well as knowledge of how much loan principal has been amortized.
Based on the available data, we believe we have little exposure to loans in the Program considered to have individual characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The geographical allocation of loans in the Program is concentrated in the Midwest, as shown on the following table based on unpaid principal balance.

	June 30,	December 31,
	2009	2008

Midwest	59%	52%
Southeast	21	24
Southwest	9	11
West	6	7
Northeast	5	6

Total	100%	100%

Midwest includes the states of IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI.
Southeast includes the states of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV
Southwest includes the states of AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT
West includes the states of AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY
Northeast includes the states of CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT.
After being relatively stable in recent years, loans became moderately more concentrated in the Midwest in the first six months of 2009 due to the increase in loan purchase activity from our second largest seller, which operates much of its business in Ohio. Loans are less concentrated in the Northeast and West, regions that historically have had the most exposure to credit problems including foreclosures and housing price declines. In addition, less than two percent of total loans were originated in the depressed real-estate market of Florida.
Conventional loans in Ohio represented 48 percent of unpaid principal as of June 30, 2009, an increase from year-end 2008’s 40 percent. No other state had more than eight percent of unpaid principal. Our two largest historical sellers operate much of their businesses in Ohio, which has had one of the highest state foreclosure rates in the past few years. To mitigate this concentration risk, we emphasize purchases of mortgage-backed securities in our investment portfolio whose underlying loans are not heavily originated in Ohio. However, delinquency rates on our Ohio loans continue to be significantly lower than the delinquency rates for Ohio’s prime, fixed-rate mortgages.
Another indication of the Program’s strong credit quality is the relatively low amount of delinquencies and foreclosures. An analysis of loans past due 90 days or more or in foreclosure is presented below. For comparison, the table shows the same data nationally, based on a nationally recognized delinquency survey.

	Mortgage Purchase Program		National Averages

	June 30, 2009	December 31, 2008	June 30, 2009 (1)	December 31, 2008
Delinquencies past due 90 days or more, or in foreclosure:

Conventional mortgage loans	0.6%	0.5%	2.9%	2.3%

FHA mortgage loans	3.2	2.9	6.9	6.6
(1)	June 30, 2009 national averages for conventional and FHA mortgage loans are based on the most recent national delinquency data, or March 31, 2009.
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

We perform a credit risk analysis for conventional loans, on a loan-by-loan basis, to determine if any projected claims on loans 60 days or more delinquent would be significant enough to exhaust all the credit enhancements. The analysis uses extremely conservative and unlikely assumptions, primarily that 100 percent of loans 60 days or more delinquent will result in a default claim. As a result of the analysis we continue to expect no probable losses on these loans that would exceed the combined credit enhancements, and few losses that would exceed the Lender Risk Account.
Credit Risk Exposure to Supplemental Insurance Providers. The following table presents information on the concentration of supplemental mortgage insurance providers for our conventional loans and their related credit ratings as of June 30, 2009:

	Percent of	Credit Rating
	Portfolio	S&P	Moody’s	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	59%	BB	Ba2	BBB
Genworth Residential Mortgage Insurance Corporation (Genworth)	41%	BBB+	Baa2	N/A

Total	100%

Genworth is our current sole provider of supplemental mortgage insurance for new business. We discontinued committing new business with MGIC in 2008, although 59 percent of our loans outstanding have supplemental mortgage insurance underwritten by MGIC. We subject both supplemental mortgage insurance providers to standard credit underwriting analysis. As of June 30, 2009, a stress test of potential exposure resulted in an estimated $16 million total gross credit exposure from both providers and net exposure after consideration of the protection afforded by the Lender Risk Account of $1 million. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of our entire conventional portfolio defaulting and the insurance providers being financially unable to pay any of the resulting claims. Over its life, we have had only 69 claims paid in the Mortgage Purchase Program, all of which we funded from the Lender Risk Account except for one partial claim paid by a supplemental mortgage insurance provider. Therefore, we believe we have a very small amount of expected credit exposure to both providers. See the related discussion in “Business Related Developments and Update on Risk Factors” of the “Executive Overview.”
Investments
Money Market Investments. Most money market investments are unsecured and therefore present credit risk exposure. A credit event for an investment security could be triggered by its default, by delayed payments of principal or interest, or by a rating downgrade that results in a realized market value loss. We believe our conservative investment policies and practices result in a nominal amount of credit risk exposure in our investment portfolio. Our Financial Management Policy permits us to invest only in highly rated counterparties and stipulates restrictions on the amount of such exposure we are permitted to extend to an individual counterparty and affiliated counterparties.
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

The following table presents the par amount of deposits held at the Federal Reserve and unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services.

(In millions)	June 30, 2009	December 31, 2008

Federal Reserve deposits	$-	$ 19,906
Aaa/AAA	2,250	-
Aa/AA	6,915	2,512
A	4,145	-
Baa/BBB	-	-

Total	$13,310	$ 22,418

On June 30, 2009, the unsecured investments held with the Aaa/AAA counterparty were short-term Discount Notes issued by Freddie Mac. In the fourth quarter of 2008 and the first three months of 2009, contrary to our historical practice of investing with private companies, we held on average a majority of our short-term investments as overnight deposits at the Federal Reserve Bank. We believed this was prudent during the height of the financial and credit crisis because these deposits presented no credit risk exposure. Due to our perception that the credit crisis eased somewhat as 2009 progressed, towards the end of the first quarter and into the second quarter we decreased our investments in Federal Reserve deposits to a nominal amount at June 30.
Mortgage-Backed Securities. We have never held any asset-backed securities other than mortgage-backed securities. Historically, almost all of our mortgage-backed securities have been GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. On June 30, 2009, we held six private-label mortgage-backed securities with an outstanding principal balance of $241 million. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.”
As indicated in Note 5 of the Notes to Unaudited Financial Statements, on June 30, 2009, our mortgage-backed securities issued by GSEs in the held-to-maturity securities portfolio had an estimated net unrealized gain totaling $380 million. The gain reflects the reductions in mortgage rates that occurred in the first six months of 2009 compared to when the securities were purchased. Most of these securities were issued by Fannie Mae or Freddie Mac. Credit safeguards for our GSE mortgage-backed securities consist of guarantees of payment of principal and interest.
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
We have determined that all of the gross unrealized losses on our private-label mortgage-backed securities as of June 30, 2009, as for all previous periods, were temporary. We believe these losses were the result of interest rate changes and/or illiquidity in the credit and mortgage markets, which has increased market yields for these securities, rather than an indication of a material deterioration in the creditworthiness of the underlying collateral. We do not intend to sell these securities, and our analysis of available evidence indicates that it is more likely than not that we will recover their entire amortized cost basis. Therefore, we continue to believe that our private-label securities are not other-than-temporarily impaired. See Note 5 of the Notes to Unaudited Financial Statements for more detailed information supporting our assessment.

Private-label mortgage-backed securities have more credit risk than GSE and agency mortgage-backed securities because the issuers do not guarantee principal and interest payments. However, we believe the private-label securities that we own are comprised of high quality mortgages and have, and will continue to have, a minimal amount of credit risk. We base this assessment on the following factors:
▪	Each carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating.

▪	Each is collateralized primarily by prime, fixed-rate, first lien mortgages.

▪	Each has loan characteristics consistent with favorable expected credit performance.

▪	Each has a strong and seasoned credit performance experience.

▪	Each continues to receive a triple-A rating.
For example, on June 30, 2009:
▪	only 2.5 percent of original principal balances had FICO® scores below 650;

▪	the average original FICO® score was approximately 740;

▪	the loans were originated in 2003 or earlier, not in more recent years when the largest numbers of the mortgages with current and expected credit issues were issued;

▪	the average loan-to-value ratio was approximately 49 percent (with value computed at loan origination dates and loan amount computed at June 30, 2009);

▪	90-day or more delinquencies were only 0.15 percent (with four of the securities having no 90-day delinquencies), and 60 to 89-day delinquencies were 0.10 percent; and

▪	a de minimis amount (0.33 percent) of the loans backing the securities were in foreclosure or real-estate owned.
The following table summarizes the credit support of our private-label mortgage-backed securities:

	Original	Current		Weighted
	Weighted-	Weighted	Minimum	Average
	Average	Average	Current	Collateral
	Credit Support	Credit Support	Credit Support	Delinquency (1)

Private-label mortgage-backed securities

June 30, 2009	4.7%	7.1%	5.2%	0.58%

December 31, 2008	4.7	6.7	5.1	0.33
(1)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
In addition, we perform an internal projected cash flow analysis that considers various factors that affect credit risk exposure (even under stressful conditions for defaults). At June 30, 2009, the analysis indicated that each security will continue to provide all contractual amounts of principal and interest on a timely basis.

The following table presents the fair value of our private-label mortgage-backed securities as a percent of unpaid principal balance:

(Dollars in millions)			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance

Prime fixed-rate residential (2003 securitization)

June 30, 2009	$232	$241	96.3%

December 31, 2008	263	304	86.6
As of June 30, 2009, our private-label mortgage-backed securities had an estimated net unrealized loss totaling $9 million, or 4 percent of the amortized cost. On December 31, 2008, the same portfolio had an estimated unrealized loss totaling $41 million. The decrease in unrealized loss was due to reductions in mortgage rates in 2009 and to recovery of a portion of the illiquidity in the mortgage markets for these types of securities. As of June 30, 2009, our six private-label mortgage-backed securities had an average of 68 percent of their original principal balances paid down.
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

The table below presents, as of June 30, 2009, our gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.
(Dollars in millions)

			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	6	9,438	-	-	-
A	9	19,737	32	(28)	4

Total	15	$29,175	$32	$(28)	$4

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
After collateral exchanges, we had net unsecured credit exposure of $4 million. Because of the terms of our swap contracts, use of highly-rated institutions, and the collateralization process, which limit our credit risk exposure to threshold amounts, we continue to expect no credit losses from our derivative transactions.
The following table presents, as of June 30, 2009, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)		Credit		Net
		Rating	Notional	Unsecured
	Counterparty	Category	Principal	Exposure

	Barclays Bank PLC	Aa/AA	$5,129	$-
	Morgan Stanley Capital Services	A	4,205	-
	Credit Suisse International	A	2,976	-
	All others (12 counterparties)	A to Aa/AA	16,865	4

	Total		$29,175	$4

Although we cannot predict if we will realize credit or market risk losses from any of our counterparties, we have no reason to believe any of them will be unable to continue making timely interest payments or to more generally continue to satisfy the terms and conditions of their derivative contracts.
Liquidity Risk and Contractual Obligations
Liquidity Overview
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost-efficient manner. Liquidity risk is the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing permanent liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the first six months of 2009, our share of participations in debt issuance totaled $343.2 billion of Discount Notes and $22.0 billion of Consolidated Bonds.
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

We actively monitor our liquidity measures. Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In the first six months of 2009, as in all of 2008, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations.
We believe that in the first six months of 2009, our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. We expect this to continue to be the case. The System’s triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.
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
The severe disruptions in the financial and credit markets, including but not limited to the U.S. government actions placing Fannie Mae and Freddie Mac into conservatorship, continued to result in elevated long-term funding costs compared to U.S. Treasuries and LIBOR and to require us to carry more short-term asset liquidity. However, the impact of market conditions lessened as the first half of 2009 progressed, resulting in improvement in our long-term funding costs and volatility. Consequently, we determined it was acceptable from a risk perspective to partially reduce the amount of asset liquidity held in short-term (mostly overnight) investments that contribute little to earnings.
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
The following table presents the components of our contingency liquidity reserves. We continued to hold an adequate amount of liquidity reserves to protect against impaired access to the debt markets for at least seven business days.

	June 30,	December 31,
	2009	2008

Total Contingency Liquidity Reserves	$21,022	$ 34,566
Total Requirement	(8,004)	(15,125)

Excess Contingency Liquidity Available	$13,018	$ 19,441

Deposit Reserve Requirement
To support our member deposits, we are required to meet a statutory deposit reserve requirement. The sum of our investments in obligations of the United States, deposits in eligible banks or trust companies, and Advances with a final maturity not exceeding five years must equal or exceed the current amount of member deposits. The following table presents the components of this liquidity requirement.

	June 30,	December 31,
	2009	2008

Total Eligible Deposit Reserves	$44,614	$ 66,733
Total Member Deposits	(1,728)	(1,193)

Excess Deposit Reserves	$42,886	$ 65,540

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of June 30, 2009. The allocation according to their expiration terms or payment due dates was not materially different from that at year-end 2008. As discussed elsewhere in this filing, we believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) — par	$17,359	$12,971	$6,782	$6,953	$44,065
Mandatorily redeemable capital stock	3	12	96	-	111
Other long-term obligations (term deposits) — par	76	20	-	-	96
Pension and other postretirement benefit obligations	1	3	4	13	21
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	2	-	5

Total Contractual Obligations before off-balance sheet items	17,440	13,008	6,884	6,966	44,298

Off-balance sheet items (1)
Commitments to fund additional Advances	4	-	-	-	4
Standby Letters of Credit	4,926	98	19	78	5,121
Standby bond purchase agreements	115	97	201	-	413
Commitments to fund mortgage loans	376	-	-	-	376
Consolidated Obligations traded, not yet settled	150	-	-	55	205
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments (2)	-	-	-	-	-

Total off-balance sheet items	5,571	195	220	133	6,119

Total Contractual Obligations and off-balance sheet items	$23,011	$13,203	$7,104	$7,099	$50,417

(1)	Represents notional amount of off-balance sheet obligations.

(2)	In September 2008, all 12 FHLBanks entered into an agreement with the United States Department of Treasury to establish a GSE secured lending credit facility. The facility is designed to serve as a contingent source of liquidity for the housing GSEs. The agreement terminates on December 31, 2009. The FHLBank does not currently expect to access funding under the facility.
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
We believe there were no material developments regarding our operational risk in the first six months of 2009.

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
An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we assess whether the amortized cost basis of the security will be recovered by considering numerous factors as described in Notes 4 and 5 of the Notes to Unaudited Financial Statements. We recognize impairment losses if we intend to sell the security, or when available evidence indicates it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. We also recognize impairment losses, as described below, when any credit losses are expected for the security. This requires consideration of market conditions and projections of future results.
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
If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of June 30, 2009, we did not consider any of our investment securities to be other-than-temporarily impaired.

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
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides application guidance addressing the determination of when a market for a financial asset or a financial liability is not active and when a transaction is not distressed for fair value measurements under SFAS 157. We adopted FSP FAS 157-4 in the first quarter of 2009 and apply this additional guidance when determining the fair value of assets and liabilities.
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
We have control processes designed to ensure that fair value measurements are appropriate and reliable, that they are based on observable inputs for orderly transactions wherever possible and that our valuation approaches and assumptions are reasonable and consistently applied. Where applicable, valuations are also compared to alternative external market data (e.g., quoted market prices, broker or dealer indications, pricing services and comparative analyses to similar instruments). For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 16 of the Notes to Unaudited Financial Statements.

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
(Dollars in millions)

	At June 30, 2009
	Assets				Liabilities
		Available-
	Trading	for-sale	Derivative		Derivative
	Securities	Securities	Assets (1)	Total	Liabilities (1)

Level 1	-%	-%	-%	-%	-%
Level 2	100	100	100	100	100
Level 3	-	-	-	-	-

Total	100%	100%	100%	100%	100%

Total GAAP Fair Value	$2,251	$4,680	$7	$6,938	$ 270

	At December 31, 2008
	Assets				Liabilities
		Available-
	Trading	for-sale	Derivative		Derivative
	Securities	Securities	Assets (1)	Total	Liabilities (1)

Level 1	-%	-%	-%	-%	-%
Level 2	100	100	100	100	100
Level 3	-	-	-	-	-

Total	100%	100%	100%	100%	100%

Total GAAP Fair Value	$3	$2,512	$17	$2,532	$ 286

(1)	Based on total fair value of derivative assets and liabilities after effect of counterparty netting and cash collateral netting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2009, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of June 30, 2009, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of June 30, 2009, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $600,000 of such credit support during the three months ended June 30, 2009. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.
Item 6. Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of August 2009.
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