Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Cincinnati
filed 2009-11-12
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2009
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
☐ Yes ☑ No
     As of October 31, 2009, the registrant had 36,578,770 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$2,733,228	$2,867
Interest-bearing deposits	166	19,906,234
Federal funds sold	5,775,000	-
Trading securities	2,252,568	2,985
Available-for-sale securities	5,725,076	2,511,630
Held-to-maturity securities (includes $0 and $0 pledged as collateral at September 30, 2009 and December 31, 2008, respectively, that may be repledged) (a)	12,471,895	12,904,200
Advances	38,082,056	53,915,972
Mortgage loans held for portfolio, net	9,736,249	8,631,873
Accrued interest receivable	161,166	275,560
Premises, software, and equipment	10,154	9,611
Derivative assets	8,864	17,310
Other assets	27,140	27,827

TOTAL ASSETS	$76,983,562	$98,206,069

LIABILITIES
Deposits:
Interest bearing	$1,665,253	$1,192,593
Non-interest bearing	4,195	868

Total deposits	1,669,448	1,193,461

Consolidated Obligations, net:
Discount Notes	29,169,806	49,335,739
Bonds	41,202,616	42,392,785

Total Consolidated Obligations, net	70,372,422	91,728,524

Mandatorily redeemable capital stock	87,415	110,909
Accrued interest payable	290,706	394,346
Affordable Housing Program	105,144	102,615
Payable to REFCORP	15,372	14,054
Derivative liabilities	269,842	286,476
Other liabilities	113,587	93,815

Total liabilities	72,923,936	93,924,200

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value); 36,578 and 39,617 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	3,657,848	3,961,698
Retained earnings	406,895	326,446
Accumulated other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	76	(458)
Pension and postretirement plans	(5,193)	(5,817)

Total capital	4,059,626	4,281,869

TOTAL LIABILITIES AND CAPITAL	$76,983,562	$98,206,069

(a)	Fair values: $12,947,773 and $13,163,337 at September 30, 2009 and December 31, 2008, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Advances	$108,429	$438,097	$488,048	$1,450,982
Prepayment fees on Advances, net	1,716	913	6,569	1,627
Interest-bearing deposits	207	1,222	8,597	5,713
Securities purchased under agreements to resell	514	2,395	979	13,794
Federal funds sold	2,906	33,325	9,130	136,406
Trading securities	1,341	43	1,440	138
Available-for-sale securities	3,944	32	14,187	32
Held-to-maturity:
Securities	147,242	183,293	437,840	507,187
Securities of other FHLBanks	-	-	22	-
Mortgage loans held for portfolio	115,546	112,122	367,455	344,900
Loans to other FHLBanks	11	43	15	280

Total interest income	381,856	771,485	1,334,282	2,461,059

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	15,478	228,431	104,405	773,750
Consolidated Obligations – Bonds	271,561	443,016	910,220	1,388,784
Deposits	424	6,280	1,521	23,990
Loans from other FHLBanks	-	-	1	-
Mandatorily redeemable capital stock	3,287	1,788	5,485	6,643
Other borrowings	-	2	-	26

Total interest expense	290,750	679,517	1,021,632	2,193,193

NET INTEREST INCOME	91,106	91,968	312,650	267,866

OTHER INCOME:
Service fees	406	294	1,297	919
Net gains (losses) on trading securities	179	(22)	401	(35)
Net gains on held-to-maturity securities	-	-	5,943	-
Net gains on derivatives and hedging activities	4,846	9,893	12,797	9,391
Other, net	1,701	1,855	4,719	4,814

Total other income	7,132	12,020	25,157	15,089

OTHER EXPENSE:
Compensation and benefits	7,646	6,081	21,623	18,777
Other operating	3,926	3,398	10,844	9,800
Finance Agency	700	780	2,174	2,338
Office of Finance	596	476	2,258	1,791
Other	1,311	3,096	1,857	4,345

Total other expense	14,179	13,831	38,756	37,051

INCOME BEFORE ASSESSMENTS	84,059	90,157	299,051	245,904

Affordable Housing Program	7,197	7,543	24,972	20,752
REFCORP	15,373	16,522	54,816	45,030

Total assessments	22,570	24,065	79,788	65,782

NET INCOME	$61,489	$66,092	$219,263	$180,122

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Nine Months Ended September 30, 2009 and 2008
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Income	Capital

BALANCE, DECEMBER 31, 2007	34,734	$3,473,361	$286,428	$(5,203)	$3,754,586
Proceeds from sale of capital stock	3,558	355,817			355,817
Net reclassified to mandatorily redeemable capital stock	(82)	(8,222)			(8,222)

Comprehensive income:
Net income			180,122		180,122
Other comprehensive income:
Net unrealized loss on available-for-sale securities				(1,438)	(1,438)
Pension and postretirement benefits				479	479

Total other comprehensive income				(959)	(959)

Total comprehensive income					179,163

Dividends on capital stock:
Cash			(108)		(108)
Stock	1,474	147,490	(147,631)		(141)

BALANCE, SEPTEMBER 30, 2008	39,684	$3,968,446	$318,811	$(6,162)	$4,281,095

BALANCE, DECEMBER 31, 2008	39,617	$3,961,698	$326,446	$(6,275)	$4,281,869
Proceeds from sale of capital stock	869	86,948			86,948
Net reclassified to mandatorily redeemable capital stock	(3,908)	(390,798)			(390,798)

Comprehensive income:
Net income			219,263		219,263
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities				534	534
Pension and postretirement benefits				624	624

Total other comprehensive income				1,158	1,158

Total comprehensive income					220,421

Dividends on capital stock:
Cash			(138,814)		(138,814)

BALANCE, SEPTEMBER 30, 2009	36,578	$3,657,848	$406,895	$(5,117)	$4,059,626

*	Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:

Net income	$219,263	$180,122

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	(54,632)	(5,034)
Change in net fair value adjustment on derivative and hedging activities	119,981	(158,744)
Net fair value adjustment on trading securities	(401)	35
Other adjustments	(5,913)	4,854
Net change in:
Accrued interest receivable	114,417	42,184
Other assets	3,334	2,929
Accrued interest payable	(103,643)	(11,524)
Other liabilities	24,480	1,883

Total adjustments	97,623	(123,417)

Net cash provided by operating activities	316,886	56,705

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	20,145,191	(106,301)
Federal funds sold	(5,775,000)	(370,000)
Premises, software and equipment	(2,539)	(2,430)

Trading securities:
Net increase in short-term	(2,248,088)	-
Proceeds from long-term	246	474

Available-for-sale securities:
Net increase in short-term	(3,213,220)	-
Purchases of long-term	-	(28,755)

Held-to-maturity securities:
Net (increase) decrease in short-term	(661)	754,893
Net decrease in other FHLBanks	6	-
Proceeds from long-term	3,145,943	1,666,727
Purchases of long-term	(2,706,091)	(2,843,871)

Advances:
Proceeds	316,153,047	1,328,105,277
Made	(300,605,516)	(1,337,731,164)

Mortgage loans held for portfolio:
Principal collected	2,287,146	1,081,155
Purchases	(3,390,764)	(689,489)

Net cash provided by (used in) investing activities	23,789,700	(10,163,484)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	$468,187	$320,855
Net (payments) proceeds on derivative contracts with financing elements	(112,730)	228,879

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	493,773,421	719,677,329
Bonds	26,541,073	29,537,672
Bonds transferred from other FHLBanks	-	271,988

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(513,868,108)	(712,084,138)
Bonds	(27,711,910)	(28,239,184)

Proceeds from issuance of capital stock	86,948	355,817
Payments for redemption of mandatorily redeemable capital stock	(414,292)	(3)
Cash dividends paid	(138,814)	(108)

Net cash (used in) provided by financing activities	(21,376,225)	10,069,107

Net increase (decrease) in cash and cash equivalents	2,730,361	(37,672)
Cash and cash equivalents at beginning of the period	2,867	52,606

Cash and cash equivalents at end of the period	$2,733,228	$14,934

Supplemental Disclosures:
Interest paid	$1,189,466	$2,214,574

AHP payments, net	$22,443	$20,806

REFCORP assessments paid	$53,498	$45,046

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
Note 1— Basis of Presentation
The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2009 are not necessarily indicative of operating results for the full year.
The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements, which occurred on November 12, 2009, and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.
Note 2—Recently Issued Accounting Standards and Interpretations
Fair Value Measurements and Disclosures — Measuring Liabilities at Fair Value. On August 28, 2009, the Financial Accounting Standards Board (FASB) issued amended guidance for the fair value measurement of liabilities. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities or for similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of fair value measurements. This guidance is effective for the first reporting period (including interim periods) beginning after issuance (October 1, 2009 for the FHLBank). The FHLBank does not believe that the adoption of this guidance will have a material effect on its financial condition, results of operations or cash flows.
Codification of Accounting Standards. On June 30, 2009, the FASB established the FASB Accounting Standards Codification (ASC) as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The ASC does not change current GAAP; rather, its intent is to organize all accounting literature by topic in one place in order to enable users to quickly identify appropriate GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. The FHLBank adopted the ASC for the period ending September 30, 2009. The FHLBank’s adoption of the ASC did not have a material effect on its financial condition, results of operations or cash flows.
Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The FHLBank does not believe that the adoption of this guidance will have a material effect on its financial condition, results of operations or cash flows.
Recognition and Presentation of Other-Than-Temporary Impairments. On April 9, 2009, the FASB issued guidance amending the other-than-temporary impairment guidance in U.S. GAAP for debt securities. This “other-than-temporary impairment” guidance clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired and changes the presentation and calculation of the other-than-temporary impairment on debt securities recognized in earnings in the financial statements. The guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairment of equity securities. However, it expands and increases the frequency of existing disclosures about other-than-temporary impairment for both debt and equity securities and requires new disclosures to help users of financial statements understand the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.
If the fair value of a debt security is less than its amortized cost basis at the measurement date, an entity is required to assess whether (a) it has the intent to sell the debt security, or (b) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized.
In instances in which a determination is made that a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis) exists but the entity does not intend to sell the debt security and it is not more likely than not that the entity will be required to sell the debt security before the anticipated recovery of its remaining amortized cost basis, this guidance changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. In these instances, the impairment is separated into (a) the amount of the total impairment related to the credit loss, and (b) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income. Subsequent non-other-than-temporary impairment related increases and decreases in the fair value of available-for-sale securities are included in other comprehensive income. The other-than-temporary impairment recognized in other comprehensive income for debt securities classified as held-to-maturity is amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment related to credit loss recognized).
This “other-than-temporary impairment” guidance is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted. When adopting this guidance, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the non-credit component of any previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.
The FHLBank elected to adopt this “other-than-temporary impairment” guidance as of January 1, 2009. Adoption did not affect the FHLBank’s financial condition, results of operations or cash flows, nor did it require the FHLBank to record a cumulative effect adjustment, since the FHLBank did not consider any investments to be other-than-temporarily impaired.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. On April 9, 2009, the FASB issued guidance which clarifies the approach to and provides additional factors to consider in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. As required, the FHLBank adopted this guidance as of January 1, 2009 when it adopted the “other-than-temporary impairment” guidance. The adoption of this guidance did not affect the FHLBank’s financial condition, results of operations or cash flows.
Interim Disclosures about Fair Value of Financial Instruments. On April 9, 2009, the FASB issued guidance to require disclosures about the fair value of financial instruments, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. Early adoption of this guidance was permitted in conjunction with the early adoption of the “other-than-temporary impairment” guidance and “fair value measurement” guidance. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The FHLBank elected to adopt this guidance as of January 1, 2009, which resulted in increased interim financial statement disclosures.

Note 3—Trading Securities
Major Security Types. Trading securities as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30,	December 31,
	2009	2008
	Estimated	Estimated
	Fair Value	Fair Value

Government-sponsored enterprises*	$2,249,755	$-
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,813	2,985

Total	$2,252,568	$2,985

*	Consists of debt securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac), which are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) securities.
Net gain (loss) on trading securities for the three months ended September 30, 2009 and 2008 included changes in net unrealized gain (loss) (in thousands) of $179 and $(22), respectively, for securities held on September 30, 2009 and 2008. Net gain (loss) on trading securities for the nine months ended September 30, 2009 and 2008 included changes in net unrealized gain (loss) (in thousands) of $401 and $(35), respectively, for securities held on September 30, 2009 and 2008.
Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit	$5,725,000	$146	$(70)	$5,725,076

December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit and bank notes	$2,512,088	$93	$(551)	$2,511,630

All securities outstanding with gross unrealized losses at September 30, 2009 have been in a continuous unrealized loss position for less than 12 months.

Redemption Terms. The amortized cost and estimated fair value of available-for-sale securities by contractual maturity at the dates indicated are shown below (in thousands).

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$5,725,000	$5,725,076	$2,512,088	$2,511,630

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008

Amortized cost of available-for-sale securities:
Fixed-rate	$5,725,000	$2,512,088

Realized Gains and Losses. There were no sales of available-for-sale securities for the nine months ended September 30, 2009 or 2008.

Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
	Cost (1)	Gains	(Losses)	Fair Value
Government-sponsored enterprises *	$26,668	$16	$-	$26,684
State or local housing agency obligations	11,185	-	(413)	10,772
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,617	4	-	2,621
Government-sponsored enterprise residential mortgage-backed securities ***	12,220,789	482,595	(4,025)	12,699,359
Private-label residential mortgage-backed securities	210,636	-	(2,299)	208,337

Total mortgage-backed securities	12,434,042	482,599	(6,324)	12,910,317

Total	$12,471,895	$482,615	$(6,737)	$12,947,773

	December 31, 2008
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding	Estimated
	Cost (1)	Gains	(Losses)	Fair Value
Government-sponsored enterprises *	$26,012	$38	$-	$26,050
State or local housing agency obligations	12,080	-	(536)	11,544
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	9,103	-	(3)	9,100
Government-sponsored enterprise residential mortgage-backed securities ***	12,552,810	301,671	(1,138)	12,853,343
Private-label residential mortgage-backed securities	304,195	-	(40,895)	263,300

Total mortgage-backed securities	12,866,108	301,671	(42,036)	13,125,743

Total	$12,904,200	$301,709	$(42,572)	$13,163,337

(1)	Carrying value equals amortized cost.

*	Consists of debt securities issued or guaranteed by Freddie Mac and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

**	Consists of Ginnie Mae securities.

***	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
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
The FHLBank has increased exposure to the risk of loss on its investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosure, and when there are losses on the sale of foreclosed properties. Credit safeguards for the FHLBank’s mortgage-backed securities consist of either payment guarantees of principal and interest in the case of U.S. government-guaranteed mortgage-backed securities and government-sponsored enterprise mortgage-backed securities, or credit enhancements for residential mortgage-backed securities issued by entities other than government-sponsored enterprises (private-label mortgage-backed securities) in the form of subordinate tranches in a security structure that absorb the losses before the security purchased by the FHLBank takes a loss. Since the surety of the FHLBank’s private-label mortgage-backed securities holdings relies on credit enhancements and the quality of the underlying loan collateral, the FHLBank analyzes these investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and/or interest on the underlying mortgage loans. The FHLBank has not historically used monoline insurance as a form of credit enhancement for mortgage-backed securities.
The following table summarizes the par value of our six private-label mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of September 30, 2009 (in thousands, except percentages). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur within the specified senior tranches.

	As of September 30, 2009
				Percent	Serious
Private-Label		Unrealized	Investment	Average Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate (2)
Prime(1) – Year of Securitization
2003	$210,405	$(2,299)	AAA	7.5%	0.54%

Total	$210,405	$(2,299)

(1)	As defined by the originator at the time of origination.

(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2009 and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	September 30, 2009
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$-	$-	$10,772	$(413)	$10,772	$(413)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	746,535	(4,025)	-	-	746,535	(4,025)
Private-label residential mortgage- backed securities	-	-	208,337	(2,299)	208,337	(2,299)

Total	$746,535	$(4,025)	$219,109	$(2,712)	$965,644	$(6,737)

	December 31, 2008
	Less than 12 Months		12 Months or more		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$11,544	$(536)	$-	$-	$11,544	$(536)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	9,100	(3)	-	-	9,100	(3)
Government-sponsored enterprise residential mortgage-backed securities *	171,811	(1,138)	-	-	171,811	(1,138)
Private-label residential mortgage- backed securities	-	-	263,300	(40,895)	263,300	(40,895)

Total	$192,455	$(1,677)	$263,300	$(40,895)	$455,755	$(42,572)

*	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

**	Consists of Ginnie Mae securities.
Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at the dates indicated by year of contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost (1)	Fair Value	Cost (1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$26,668	$26,684	$26,012	$26,050
Due after 1 year through 5 years	-	-	-	-
Due after 5 years through 10 years	8,020	7,765	5	5
Due after 10 years	3,165	3,007	12,075	11,539

Total other	37,853	37,456	38,092	37,594

Mortgage-backed securities	12,434,042	12,910,317	12,866,108	13,125,743

Total	$12,471,895	$12,947,773	$12,904,200	$13,163,337

(1)	Carrying value equals amortized cost.

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net discounts (in thousands) of $10,913 and $27,521 at September 30, 2009 and December 31, 2008.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$34,688	$34,722
Variable-rate	3,165	3,370

Total other	37,853	38,092

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	8,600,052	7,443,417
Collateralized mortgage obligations:
Fixed-rate	3,833,990	5,422,691

Total mortgage-backed securities	12,434,042	12,866,108

Total	$12,471,895	$12,904,200

The FHLBank did not sell any securities out of its held-to-maturity portfolio during the year ended December 31, 2008.
The FHLBank sold securities out of its held-to-maturity portfolio during the nine months ended September 30, 2009, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are considered as maturities for the purposes of security classification. The FHLBank realized (in thousands) $5,943 in gross gains and no gross losses on these sales during the nine months ended September 30, 2009.
Note 6—Other-Than-Temporary Impairment Analysis
The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of its securities’ evaluation for other-than-temporary impairment, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs analyses to determine if any of these securities are other-than-temporarily impaired.
For its government-sponsored enterprise residential mortgage-backed securities, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of September 30, 2009, all of the gross unrealized losses on its government-sponsored enterprise mortgage-backed securities are temporary as the declines in market value of these securities are not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank does not consider any of these investments to be other-than-temporarily impaired at September 30, 2009.
Beginning with the third quarter of 2009, the FHLBank assessed whether the entire amortized cost bases of the private-label residential mortgage-backed securities would be recovered by initially selecting all private-label mortgage-backed securities in an unrealized loss position for cash flow analysis. For certain private-label mortgage-backed securities where underlying collateral data are not available, alternative procedures, such as a screening process, are used to assess these securities for other-than-temporary impairment. Prior to the third quarter of 2009, the FHLBank only performed a cash flow analysis if an initial screening process revealed conditions (i.e., a likely credit loss) suggesting that a detailed cash flow analysis was required. The FHLBank used a screening process for two securities for which underlying collateral data was not available.

The FHLBank performs cash flow analyses for securities in which underlying loan collateral data is available by using two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBank’s housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 20 percent over the next 9 to 15 months. Thereafter, home prices are projected to remain flat in the first six months, before increasing 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.
The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate of the present value of cash flows expected to be collected.
As a result of the evaluation, the FHLBank believes that it will recover the entire amortized cost basis in its private-label residential mortgage-backed securities. Additionally, because the FHLBank does not intend to sell such securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, it did not consider the private-label residential mortgage-backed securities to be other-than-temporarily impaired at September 30, 2009.
The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at September 30, 2009 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell its securities nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at September 30, 2009.

Note 7—Advances
Redemption Terms. At September 30, 2009 and December 31, 2008, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 12), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$349	0.19%	$82	0.46%

Due in 1 year or less	10,021,156	1.89	19,453,340	2.66
Due after 1 year through 2 years	3,704,579	3.52	7,027,588	3.29
Due after 2 years through 3 years	9,550,936	2.38	5,759,670	2.51
Due after 3 years through 4 years	3,689,743	1.85	8,022,345	3.36
Due after 4 years through 5 years	1,135,118	2.88	2,955,172	2.95
Thereafter	9,152,252	2.33	9,580,509	3.50

Total par value	37,254,133	2.31	52,798,706	3.00

Commitment fees	(1,125)		(1,160)
Discount on AHP Advances	(30,863)		(33,316)
Premiums	4,477		4,664
Discount	(7,934)		(6,689)
Hedging adjustments	863,368		1,153,767

Total	$38,082,056		$53,915,972

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2009 and December 31, 2008, the FHLBank had callable Advances (in thousands) of $14,304,834 and $21,634,101.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity	September 30,	Percentage	December 31,	Percentage
or Next Call Date	2009	of Total	2008	of Total

Overdrawn demand deposit accounts	$349	-%	$82	-%

Due in 1 year or less	20,404,103	55	32,026,608	61
Due after 1 year through 2 years	3,397,005	9	6,434,692	12
Due after 2 years through 3 years	6,072,336	16	2,276,596	4
Due after 3 years through 4 years	1,468,998	4	6,019,345	11
Due after 4 years through 5 years	955,490	3	968,120	2
Thereafter	4,955,852	13	5,073,263	10

Total par value	$37,254,133	100%	$52,798,706	100%

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At September 30, 2009 and December 31, 2008, the FHLBank had putable Advances outstanding totaling (in thousands) $7,045,350 and $6,981,250.

Through December 2005, the FHLBank offered convertible Advances. At September 30, 2009 and December 31, 2008, the FHLBank had convertible Advances outstanding totaling (in thousands) $3,230,700 and $3,478,700.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for putable/convertible Advances (in thousands):

Year of Contractual Maturity	September 30,	Percentage	December 31,	Percentage
or Next Put/Convert Date	2009	of Total	2008	of Total

Overdrawn demand deposit accounts	$349	-%	$82	-%

Due in 1 year or less	18,582,606	49.9	28,142,090	53.3
Due after 1 year through 2 years	3,116,779	8.4	6,735,288	12.7
Due after 2 years through 3 years	6,008,036	16.1	5,153,270	9.8
Due after 3 years through 4 years	3,284,243	8.8	4,341,845	8.2
Due after 4 years through 5 years	911,418	2.4	2,788,772	5.3
Thereafter	5,350,702	14.4	5,637,359	10.7

Total par value	$37,254,133	100.0%	$52,798,706	100.0%

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
The following table shows Advance balances at the dates indicated to members holding five percent or more of total Advances and includes any known affiliates of these members that are members of the FHLBank (dollars in millions):

September 30, 2009			December 31, 2008
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$10,315	28%	U.S. Bank, N.A.	$14,856	28%
National City Bank	4,409	12	National City Bank	6,435	12
Fifth Third Bank	2,038	5	Fifth Third Bank	5,639	11

Total	$16,762	45%	Total	$26,930	51%

Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at the dates indicated (in thousands):

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Par amount of Advances:
Fixed-rate	$18,452,950	50%	$24,501,522	46%
Variable-rate	18,801,183	50	28,297,184	54

Total	$37,254,133	100%	$52,798,706	100%

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated fair-value hedging adjustments on those Advances. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $4,791 and $293 for the three months ended September 30, 2009 and 2008, respectively, and $10,662 and $2,538 for the nine months ended September 30, 2009 and 2008, respectively.

Note 8—Mortgage Loans Held for Portfolio, Net
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	September 30, 2009	December 31, 2008
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,428,249	$1,177,689
Fixed rate long-term single-family mortgages	8,221,896	7,412,329

Subtotal fixed rate single-family mortgages	9,650,145	8,590,018

Premiums	99,946	61,390
Discounts	(9,616)	(9,934)
Hedging basis adjustments	(4,226)	(9,601)

Total	$9,736,249	$8,631,873

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008

Government-guaranteed/insured loans	$1,483,166	$1,396,411
Conventional loans	8,166,979	7,193,607

Total par value	$9,650,145	$8,590,018

The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the nine months ended September 30, 2009 (in thousands):

Lender Risk Account at December 31, 2008	$48,782
Additions	12,272
Claims	(1,094)
Scheduled distributions	(2,760)

Lender Risk Account at September 30, 2009	$57,200

The FHLBank had no nonaccrual loans at September 30, 2009 and December 31, 2008.
Mortgage loans, other than those included in large groups of smaller-balance homogeneous loans, are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all principal and interest amounts due according to the contractual terms of the mortgage loan agreement. At September 30, 2009 and December 31, 2008, the FHLBank had no mortgage loans that were considered impaired.
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
The following table shows unpaid principal balances at the dates indicated to members supplying five percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	September 30, 2009		December 31, 2008
	Principal	% of Total	Principal	% of Total

National City Bank	$3,763	39%	$4,709	55%
Union Savings Bank	3,078	32	1,995	23
Guardian Savings Bank FSB	809	8	544	6

Total	$7,650	79%	$7,248	84%

Note 9—Derivatives and Hedging Activities
Nature of Business Activity
The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources which finance these assets.
Consistent with Finance Agency policy, the FHLBank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank’s risk management objectives and to act as an intermediary between its members and counterparties. Finance Agency Regulations and the FHLBank’s financial management policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments. The FHLBank may only use derivatives to reduce funding costs for Consolidated Obligations and to manage its interest rate risk, mortgage prepayment risk and foreign currency risk positions. Derivatives are an integral part of the FHLBank’s financial management strategy.
The most common ways in which the FHLBank uses derivatives are to:
▪	reduce the interest rate sensitivity and repricing gaps of assets, liabilities, and certain other derivative instruments;

▪	manage embedded options in assets and liabilities;

▪	reduce funding costs by combining a derivative with a Consolidated Obligation, as the cost of a combined funding structure can be lower than the cost of a comparable Consolidated Obligation Bond;

▪	preserve a favorable interest rate spread between the yield of an asset (e.g., an Advance) and the cost of the related liability (e.g., the Consolidated Obligation Bond used to fund the Advance); without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the Advance does not match a change in the interest rate on the Bond; and

▪	protect the value of existing asset or liability positions.
Types of Derivatives
The FHLBank’s financial management policy establishes guidelines for its use of derivatives. The FHLBank may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, calls, puts, futures, and forward contracts to manage its exposure to changes in interest rates.
The FHLBank may use these types of derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as Advances, and Consolidated Obligations) to achieve risk/return management objectives.
The FHLBank uses either derivative strategies or embedded options in its funding to minimize hedging costs. Interest rate swaps are used to manage interest rate exposures. Swaptions, caps and floors may be used to manage interest rate and volatility exposures.
An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate received by the FHLBank in its interest rate swaps is LIBOR.

Application of Interest Rate Swaps
The FHLBank generally uses derivatives as fair value hedges of underlying financial instruments. However, because the FHLBank uses interest rate swaps when they are considered to be the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives, it may enter into interest rate swaps that do not necessarily qualify for hedge accounting (economic hedges). The FHLBank re-evaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.
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
The FHLBank manages the risk arising from changing market prices and volatility of a Consolidated Obligation by matching the cash inflow on a derivative with the cash outflow on the Consolidated Obligation. In addition, the FHLBank requires collateral on derivatives at specified levels correlated to counterparty credit ratings and contractual terms.
For instance, in a typical transaction, fixed-rate Consolidated Obligations are issued for one or more FHLBanks, and the FHLBank simultaneously enters into a matching interest rate swap in which the counterparty pays fixed cash flows to the FHLBank designed to mirror in timing and amount the cash outflows the FHLBank pays on the Consolidated Obligation. The FHLBank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate Advances, typically 3-month LIBOR. These transactions are treated as fair value hedges.
This strategy of issuing Bonds while simultaneously entering into derivatives enables the FHLBank to offer a wider range of attractively priced Advances to its members and may allow the FHLBank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the Bond and the derivative markets. If conditions in these markets change, the FHLBank may alter the types or terms of the Bonds that it issues. By acting in both the capital and the swap markets, the FHLBank can raise funds at lower costs than through the issuance of simple fixed- or variable-rate Consolidated Obligations in the capital markets alone.
Advances – The FHLBank offers a wide array of Advance structures to meet members’ funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The FHLBank may use derivatives to adjust the repricing and/or options characteristics of Advances in order to more closely match the characteristics of the FHLBank’s funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, the FHLBank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, the FHLBank may hedge a fixed-rate Advance with an interest rate swap where the FHLBank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. These types of hedges are treated as fair value hedges.
When issuing a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to put or extinguish the fixed-rate Advance, which the FHLBank normally would exercise when interest rates increase. The FHLBank may hedge these Advances by entering into a cancelable derivative.

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

Firm Commitment Strategies – Certain mortgage purchase commitments are considered derivatives. The FHLBank normally hedges these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.
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
Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. Based on credit analyses and collateral requirements at September 30, 2009, the management of the FHLBank does not expect any credit losses on its derivative agreements.
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
As of September 30, 2009 and December 31, 2008, the FHLBank’s maximum credit risk, as defined above, was approximately $44,066,000 and $60,317,000, respectively. These totals include $28,189,000 and $16,145,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty. The FHLBank held $35,202,000 and $43,007,000 of cash as collateral as of September 30, 2009 and December 31, 2008, for net uncollateralized balances of $8,864,000 and $17,310,000, respectively. The FHLBank held no securities as collateral as of September 30, 2009 or December 31, 2008. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.

Certain of the FHLBank’s interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating were lowered by a major credit rating agency, the FHLBank could be required to deliver additional collateral. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at September 30, 2009 was $802,582,000, for which the FHLBank has posted collateral of $532,753,000 in the normal course of business, resulting in a net balance of $269,829,000. If the FHLBank’s credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $159,422,000 of collateral (at fair value) to its derivatives counterparties at September 30, 2009. However, the FHLBank’s credit ratings have not changed during the previous 12 months.
The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. The FHLBank is not a derivative dealer and thus does not trade derivatives for short-term profit.
Financial Statement Effect and Additional Financial Information
The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. As indicated above, the notional amount represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk. Notional values are not meaningful measures of the risks associated with derivatives. The risks of derivatives only can be measured meaningfully on a portfolio basis that takes into account the derivatives, the items being hedged and any offsets between the two.

The following table summarizes the fair value of the FHLBank’s derivative instruments without the effect of netting arrangements or collateral (in thousands). For purposes of this disclosure, the derivative values include accrued interest on the instruments.

	September 30, 2009
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$27,055,050	$192,895	$(951,893)

Derivatives not designated as hedging instruments:
Interest rate swaps	396,800	9,019	(9,802)
Forward rate agreements	-	-	-
Mortgage delivery commitments	126,566	1,265	(13)

Total derivatives not designated as hedging instruments	523,366	10,284	(9,815)

Total derivatives before netting and collateral adjustments	$27,578,416	203,179	(961,708)

Netting adjustments		(159,113)	159,113
Cash collateral and related accrued interest		(35,202)	532,753

Total collateral and netting adjustments (1)		(194,315)	691,866

Derivative assets and derivative liabilities as reported on the Statement of Condition		$8,864	$(269,842)

	December 31, 2008
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$25,830,900	$226,043	$(1,221,004)

Derivatives not designated as hedging instruments:
Interest rate swaps	1,976,300	7,632	(13,191)
Forward rate agreements	386,000	-	(3,670)
Mortgage delivery commitments	917,435	6,282	(153)

Total derivatives not designated as hedging instruments	3,279,735	13,914	(17,014)

Total derivatives before netting and collateral adjustments	$29,110,635	239,957	(1,238,018)

Netting adjustments		(179,640)	179,640
Cash collateral and related accrued interest		(43,007)	771,902

Total collateral and netting adjustments (1)		(222,647)	951,542

Derivative assets and derivative liabilities as reported on the Statement of Condition		$17,310	$(286,476)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income for the dates indicated (in thousands):

	Three Months Ended September 30,
	2009	2008
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$3,291	$8,974

Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(1,863)	1,204
Forward rate agreements	(2,807)	281
Net interest settlements	400	(281)

Mortgage delivery commitments	5,825	(285)

Total net gain related to derivatives not designated as hedging instruments	1,555	919

Net gains on derivatives and hedging activities	$4,846	$9,893

	Nine Months Ended September 30,
	2009	2008
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$10,643	$10,756

Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	2,169	445
Forward rate agreements	339	2,830
Net interest settlements	1,138	(293)

Mortgage delivery commitments	(1,492)	(4,347)

Total net gain (loss) related to derivatives not designated as hedging instruments	2,154	(1,365)

Net gains on derivatives and hedging activities	$12,797	$9,391

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income for the dates indicated (in thousands):

	Three Months Ended September 30,
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income
2009
Hedged Item Type:
Advances	$(53,110)	$56,469	$3,359	$(135,551)
Consolidated Bonds	18,881	(18,949)	(68)	40,330

	$(34,229)	$37,520	$3,291	$(95,221)

2008
Hedged Item Type:
Advances	$11,730	$(17,315)	$(5,585)	$(63,513)
Consolidated Bonds	(8,674)	23,233	14,559	23,280

	$3,056	$5,918	$8,974	$(40,233)

	Nine Months Ended September 30,
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income
2009
Hedged Item Type:
Advances	$296,853	$(290,296)	$6,557	$(376,466)
Consolidated Bonds	(36,744)	40,830	4,086	111,927

	$260,109	$(249,466)	$10,643	$(264,539)

2008
Hedged Item Type:
Advances	$2,887	$(8,540)	$(5,653)	$(136,247)
Consolidated Bonds	(6,471)	22,880	16,409	58,583

	$(3,584)	$14,340	$10,756	$(77,664)

Note 10—Deposits
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
The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008

Interest bearing:
Demand and overnight	$1,563,508	$1,074,138
Term	78,050	94,150
Other	23,695	24,305

Total interest bearing	1,665,253	1,192,593

Non-interest bearing:
Other	4,195	868

Total non-interest bearing	4,195	868

Total deposits	$1,669,448	$1,193,461

The average interest rates paid on interest bearing deposits were 0.10 percent and 1.79 percent in the three months ended September 30, 2009 and 2008, respectively, and 0.12 percent and 2.18 percent in the nine months ended September 30, 2009 and 2008, respectively.
Aggregate time deposits with a denomination of $100 thousand or more were (in thousands) $77,950 and $94,050 as of September 30, 2009 and December 31, 2008.

Note 11—Consolidated Obligations
Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$14,067,600	2.12%	$17,162,400	3.02%
Due after 1 year through 2 years	6,899,750	2.30	5,271,000	3.98
Due after 2 years through 3 years	5,767,000	3.22	5,316,750	4.03
Due after 3 years through 4 years	4,378,450	3.60	3,805,000	4.57
Due after 4 years through 5 years	2,534,000	3.85	3,090,450	4.40
Thereafter	7,197,000	4.53	7,317,000	5.15
Index amortizing notes	216,747	4.99	251,757	4.99

Total par value	41,060,547	3.01	42,214,357	3.89

Premiums	35,326		35,868
Discounts	(29,712)		(35,726)
Deferred net loss on terminated hedges	659		1,496
Hedging adjustments	135,796		176,790

Total	$41,202,616		$42,392,785

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	September 30, 2009	December 31, 2008
Par amount of Consolidated Bonds:
Non-callable	$28,588,947	$30,239,957
Callable	12,471,600	11,974,400

Total par value	$41,060,547	$42,214,357

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

		Percent		Percent
Year of Contractual Maturity or Next Call Date	September 30, 2009	of Total	December 31, 2008	of Total

Due in 1 year or less	$24,493,600	60%	$28,372,400	67%
Due after 1 year through 2 years	7,884,750	19	4,786,000	11
Due after 2 years through 3 years	3,112,000	8	2,396,750	6
Due after 3 years through 4 years	2,513,450	6	2,430,000	6
Due after 4 years through 5 years	1,193,000	3	1,815,450	4
Thereafter	1,647,000	4	2,162,000	5
Index amortizing notes	216,747	-	251,757	1

Total par value	$41,060,547	100%	$42,214,357	100%

Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type (in thousands):

	September 30, 2009	December 31, 2008
Par value of Consolidated Bonds:
Fixed-rate	$39,289,947	$35,789,957
Variable-rate	1,770,600	6,424,400

Total par value	$41,060,547	$42,214,357

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

September 30, 2009	$29,169,806	$29,173,794	0.16%

December 31, 2008	$49,335,739	$49,388,776	0.79%

(1)	Represents an implied rate.
Note 12—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the nine months ended September 30, 2009 (in thousands):

Balance at December 31, 2008	$102,615
Expense (current year additions)	24,972
Subsidy uses, net	(22,443)

Balance at September 30, 2009	$105,144

Note 13—Capital
The following table demonstrates the FHLBank’s compliance with the Finance Agency’s capital requirements at the dates indicated (dollars in thousands):

	September 30, 2009		December 31, 2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$580,517	$4,152,158	$542,630	$4,399,053
Capital-to-assets ratio	4.00%	5.39%	4.00%	4.48%
Regulatory capital	$3,079,342	$4,152,158	$3,928,243	$4,399,053
Leverage capital-to-assets ratio	5.00%	8.09%	5.00%	6.72%
Leverage capital	$3,849,178	$6,228,237	$4,910,303	$6,598,580

As of September 30, 2009 and December 31, 2008, the FHLBank had (in thousands) $87,415 and $110,909 in capital stock classified as mandatorily redeemable capital stock on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	September 30, 2009		December 31, 2008
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals(1)	17	$87,415	15	$110,679
Other redemptions	-	-	1	230

Total	17	$87,415	16	$110,909

(1)	Withdrawals primarily include members that attain non-member status by merger or acquisition, charter termination, or involuntary termination of membership.
The following table provides the dollar amounts for activities recorded in mandatorily redeemable capital stock for the noted period as follows (in thousands):

Balance, December 31, 2008	$110,909
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	15,182
Other redemptions	375,616
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(38,446)
Other redemptions	(375,846)

Balance, September 30, 2009	$87,415

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	September 30, 2009	December 31, 2008
Due in 1 year or less	$5,268	$335
Due after 1 year through 2 years	8,694	7,043
Due after 2 years through 3 years	48,896	7,524
Due after 3 years through 4 years	9,335	83,057
Due after 4 years through 5 years	15,222	12,950

Total par value	$87,415	$110,909

Capital Concentration. The following table presents holdings of five percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes stock held by any known affiliates that are members of the FHLBank (dollars in millions):

September 30, 2009
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$591	16%
National City Bank	404	11
Fifth Third Bank	401	11
The Huntington National Bank	241	6

Total	$1,637	44%

December 31, 2008
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$841	21%
National City Bank	404	10
Fifth Third Bank	394	10
The Huntington National Bank	241	6
AmTrust Bank	223	5

Total	$2,103	52%

Note 14—Comprehensive Income
The following table shows the FHLBank’s comprehensive income for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income	$61,489	$66,092	$219,263	$180,122

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	510	(1,438)	534	(1,438)
Pension and postretirement benefits	311	129	624	479

Total other comprehensive income	821	(1,309)	1,158	(959)

Total comprehensive income	$62,310	$64,783	$220,421	$179,163

Note 15—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $844,000 and $697,000 in the three months ended September 30, 2009 and 2008, respectively, and $2,471,000 and $2,308,000 in the nine months ended September 30, 2009 and 2008, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $133,000 and $125,000 to this Plan in the three months ended September 30, 2009 and 2008, respectively, and $591,000 and $520,000 in the nine months ended September 30, 2009 and 2008, respectively.
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
The FHLBank’s contributions to the defined contribution feature of the BEP use the same matching rules as the qualified defined contribution plan discussed above as well as the market related earnings. The FHLBank’s contributions for the three and nine months ended September 30 were (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Matching contributions	$25	$26	$92	$93
Market related earnings (losses)	514	(225)	667	(488)

Net	$539	$(199)	$759	$(395)

Components of the net periodic benefit cost for the defined benefit feature of the BEP and the postretirement benefits plan for the three and nine months ended September 30 were (in thousands):

	Three Months Ended September 30,
			Postretirement
	BEP		Benefits Plan
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$157	$130	$14	$12
Interest cost	337	259	48	46
Amortization of unrecognized net loss	311	129	-	-

Net periodic benefit cost	$805	$518	$62	$58

	Nine Months Ended September 30,
			Postretirement
	BEP		Benefits Plan
	2009	2008	2009	2008
Net Periodic Benefit Cost
Service cost	$377	$296	$43	$37
Interest cost	884	748	144	136
Amortization of unrecognized net loss	624	479	-	-

Net periodic benefit cost	$1,885	$1,523	$187	$173

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
The following tables set forth the FHLBank’s financial performance by operating segment for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2009
Net interest income	$65,073	$26,033	$91,106
Other income	4,112	3,020	7,132
Other expenses	12,007	2,172	14,179

Income before assessments	57,178	26,881	84,059

Affordable Housing Program	5,003	2,194	7,197
REFCORP	10,435	4,938	15,373

Total assessments	15,438	7,132	22,570

Net income	$41,740	$19,749	$61,489

Average assets	$71,248,065	$9,807,156	$81,055,221

Total assets	$67,204,184	$9,779,378	$76,983,562

2008
Net interest income	$73,758	$18,210	$91,968
Other income	12,017	3	12,020
Other expenses	12,016	1,815	13,831

Income before assessments	73,759	16,398	90,157

Affordable Housing Program	6,205	1,338	7,543
REFCORP	13,510	3,012	16,522

Total assessments	19,715	4,350	24,065

Net income	$54,044	$12,048	$66,092

Average assets	$86,100,391	$8,610,778	$94,711,169

Total assets	$88,714,455	$8,568,614	$97,283,069

	Nine Months Ended September 30,
	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2009
Net interest income	$218,257	$94,393	$312,650
Other income (loss)	26,299	(1,142)	25,157
Other expenses	33,033	5,723	38,756

Income before assessments	211,523	87,528	299,051

Affordable Housing Program	17,827	7,145	24,972
REFCORP	38,739	16,077	54,816

Total assessments	56,566	23,222	79,788

Net income	$154,957	$64,306	$219,263

Average assets	$77,593,865	$9,602,215	$87,196,080

Total assets	$67,204,184	$9,779,378	$76,983,562

2008
Net interest income	$203,871	$63,995	$267,866
Other income (loss)	16,588	(1,499)	15,089
Other expenses	31,693	5,358	37,051

Income before assessments	188,766	57,138	245,904

Affordable Housing Program	16,088	4,664	20,752
REFCORP	34,535	10,495	45,030

Total assessments	50,623	15,159	65,782

Net income	$138,143	$41,979	$180,122

Average assets	$84,503,576	$8,767,183	$93,270,759

Total assets	$88,714,455	$8,568,614	$97,283,069

Note 17—Fair Value Disclosures
The FHLBank records derivatives, trading securities and available-for-sale securities at fair value on the Statements of Condition. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date (an exit price). The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In order to determine whether a transaction price represents the fair value (or exit price) of an asset or liability, the FHLBank must determine the unit of account, highest and best use, principal or most advantageous market for the asset or liability, and the market participants with whom the transaction would take place. These determinations allow the FHLBank to define the inputs for fair value. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition.
Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not otherwise carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. If the fair value option is elected, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The FHLBank did not elect to record any financial assets or financial liabilities at fair value during the nine months ended September 30, 2009.
Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of disclosure. Outlined below is the application of the fair value hierarchy to the FHLBank’s financial assets and financial liabilities that were carried at fair value at September 30, 2009.
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

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities carried at fair value at September 30, 2009 and December 31, 2008 on the Statements of Condition were as follows:
Trading securities: The FHLBank’s trading portfolio consists of discount notes issued by Freddie Mac and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each discount note is determined using indicative fair values derived from a discounted cash flow methodology using market-observed inputs for the interest rate environment. For mortgage-backed securities, the FHLBank requests prices from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median price as defined by the FHLBank’s methodology. The methodology also incorporates variance thresholds to assist in identifying prices that may require further review. In certain limited instances (i.e., prices remain outside of variance thresholds or there is no price available from the third-party services), the FHLBank could obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. The third-party vendors use price indications, which generally utilize processes that could include, but are not limited to, the following market observable components: trader inputs, calculated inputs, matrix development, and evaluation models. The third-party vendors derive the fair value from an option-adjusted spread or discounted cash flow methodology.
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
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of the fair values received from multiple third-party sources.
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
The FHLBank performs several validation steps to verify the reasonableness of the fair value output generated by the primary market value model. In addition to an annual model validation, the FHLBank prepares a monthly reconciliation of the model’s fair values to estimates of fair values provided by the derivative counterparties and to another third party model. The FHLBank believes these processes have provided a reasonable basis for it to place continued reliance on the derivative fair values generated by the primary model.
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
The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the FHLBank enters into derivatives with highly-rated institutions and executes master netting agreements with its derivative counterparties. In addition, to limit the FHLBank’s net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at September 30, 2009.
Fair Value on a Recurring Basis. The following table presents for each hierarchy level, the FHLBank’s assets and liabilities that were measured at fair value on its Statements of Condition at the dates indicated (in thousands):
Fair Value Measurements at September 30, 2009 Using:

				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral (1)	Total
Assets
Trading securities:
Non mortgage-backed securities government-sponsored enterprise debt	$-	$2,249,755	$-	$-	$2,249,755
Other U.S. obligation residential mortgage-backed securities	-	2,813	-	-	2,813
Available-for-sale securities:
Certificates of deposit	-	5,725,076	-	-	5,725,076
Derivative assets	-	203,179	-	(194,315)	8,864

Total assets at fair value	$-	$8,180,823	$-	$(194,315)	$7,986,508

Liabilities
Derivative liabilities	$-	$(961,708)	$-	$691,866	$(269,842)

Total liabilities at fair value	$-	$(961,708)	$-	$691,866	$(269,842)

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

Estimated Fair Values. The estimated fair value amounts shown on the following Fair Value Summary Table have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of September 30, 2009 and December 31, 2008. The estimated fair values reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Table does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities. The valuation techniques, inputs, and validation processes (as applicable) utilized by the FHLBank for the assets and liabilities at September 30, 2009 and December 31, 2008 on the Fair Value Summary Table were as follows:
Cash and due from banks: The estimated fair value approximates the recorded book balance.
Interest-bearing deposits and investment securities: The estimated fair value is determined based on each security’s quoted prices, excluding accrued interest, as of the last business day of the period.
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
Held-to-maturity securities: The estimated fair value for each individual mortgage-backed security and collateralized mortgage obligation is obtained by requesting prices from four specific third-party vendors, and, depending on the number of prices received for each security, selecting a median price as defined by the FHLBank’s methodology. The methodology also incorporates variance thresholds to assist in identifying prices that may require further review. In certain limited instances (i.e., prices remain outside of variance thresholds or there is no price available from the third-party services), the FHLBank could obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. The third-party vendors use price indications, which generally utilize processes that could include, but are not limited to, the following market observable components: trader inputs, calculated inputs, matrix development, and evaluation models. The third-party vendors derive the fair value from an option-adjusted spread or discounted cash flow methodology. The estimated fair value excludes accrued interest. The estimated fair value for taxable municipal bonds is determined based on each security’s indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.
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
Adjustments may be necessary to reflect the 12 FHLBanks’ credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability of Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustment during the nine months ended September 30, 2009.
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
The carrying values and estimated fair values of the FHLBank’s financial instruments at September 30, 2009 and December 31, 2008 were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
Financial Instruments	Value	Fair Value	Value	Fair Value

Assets:
Cash and due from banks	$2,733,228	$2,733,228	$2,867	$2,867
Interest-bearing deposits	166	166	19,906,234	19,906,234
Federal funds sold	5,775,000	5,775,000	-	-
Trading securities	2,252,568	2,252,568	2,985	2,985
Available-for-sale securities	5,725,076	5,725,076	2,511,630	2,511,630
Held-to-maturity securities	12,471,895	12,947,773	12,904,200	13,163,337
Advances	38,082,056	38,298,971	53,915,972	54,150,919
Mortgage loans held for portfolio, net	9,736,249	10,062,477	8,631,873	8,888,577
Accrued interest receivable	161,166	161,166	275,560	275,560
Derivative assets	8,864	8,864	17,310	17,310

Liabilities:
Deposits	(1,669,448)	(1,669,669)	(1,193,461)	(1,193,818)
Consolidated Obligations:
Discount Notes	(29,169,806)	(29,171,619)	(49,335,739)	(49,383,752)
Bonds	(41,202,616)	(42,042,752)	(42,392,785)	(43,298,966)
Mandatorily redeemable capital stock	(87,415)	(87,415)	(110,909)	(110,909)
Accrued interest payable	(290,706)	(290,706)	(394,346)	(394,346)
Derivative liabilities	(269,842)	(269,842)	(286,476)	(286,476)

Other:
Commitments to extend credit for Advances	-	-	-	284
Standby bond purchase agreements	-	2,174	-	2,155

Note 18—Commitments and Contingencies
During the third quarter of 2008, the FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by HERA. As of September 30, 2009, the FHLBank had provided the U.S. Treasury with listings of Advance collateral amounting to $19.0 billion, which provides for maximum borrowings of $16.8 billion. The 12 FHLBanks have joint and several liability for any liquidity accessed by an FHLBank under the GSECF. Neither the FHLBank nor any of the other FHLBanks had drawn on this available source of liquidity as of September 30, 2009.
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	September 30, 2009	December 31, 2008
Commitments to fund additional Advances	$-	$4,541
Mandatory Delivery Contracts for mortgage loans	126,566	917,435
Forward rate agreements	-	386,000
Outstanding Standby Letters of Credit	5,564,203	7,916,613
Consolidated Obligations – committed to, not settled (par value) (1)	385,300	225,000
Standby bond purchase agreements (principal)	411,965	413,125
(1) At September 30, 2009, $165 million of these commitments were hedged with associated interest rate swaps.
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amounts of the outstanding Consolidated Obligations of all 12 FHLBanks were $973.6 billion and $1,251.5 billion at September 30, 2009 and December 31, 2008, respectively.
Note 19—Transactions with Other FHLBanks
The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2009 or December 31, 2008. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. There were no such investments outstanding at September 30, 2009 or December 31, 2008. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the nine months ended September 30 (in thousands):

	Average Daily Balances
	2009	2008
Loans to other FHLBanks	$14,037	$14,792

Borrowings from other FHLBanks	1,832	-

Investments in other FHLBanks	9,092	-
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, the par amounts of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $265,000, being (in thousands) $150,000 transferred by the FHLBank of Dallas and $115,000 transferred by the FHLBank of Chicago. The net premiums associated with these transactions were (in thousands) $6,988 during the nine months ended September 30, 2008. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.

Note 20—Transactions with Stockholders
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

	September 30, 2009		December 31, 2008
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$1,210	3.2%	$734	1.4%
Mortgage Purchase Program	110	1.1	29	0.3
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	179	4.8	61	1.5
Derivatives	-	-	-	-
(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).
Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
September 30, 2009	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$591	16%	$10,315	$99
National City Bank	404	11	4,409	3,763
Fifth Third Bank	401	11	2,038	12
The Huntington National Bank	241	6	921	289

Total	$1,637	44%	$17,683	$4,163

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2008	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$841	21%	$14,856	$116
National City Bank	404	10	6,435	4,709
Fifth Third Bank	394	10	5,639	15
The Huntington National Bank	241	6	2,590	310
AmTrust Bank	223	5	2,338	-

Total	$2,103	52%	$31,858	$5,150

Non-member Affiliates. The FHLBank has relationships with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members’ bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the nine months ended September 30, 2009 or 2008. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $11,185,000 and $12,075,000 as of September 30, 2009 and December 31, 2008, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of September 30, 2009 and December 31, 2008. Charles J. Ruma, a Director of the FHLBank, serves on the board of the Ohio Housing Finance Agency. The FHLBank did not have any investments in or borrowings extended to any other non-member affiliates during the nine months ended September 30, 2009 or 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the FHLBank. These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:

▪	the effects of economic, financial, credit, market, and member conditions on our financial condition and results of operations, including changes in economic growth, general liquidity conditions, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, and members’ mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪	political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other FHLBanks and other government-sponsored enterprises, and/or investors in the FHLBank System’s Consolidated Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪	the financial results and actions of other FHLBanks that could affect our ability, in relation to the System’s joint and several liability for Consolidated Obligations, to access the capital markets on favorable terms or preserve our profitability, or could alter the regulations and legislation to which we are subject;

▪	changes in investor demand for Consolidated Obligations;

▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled individuals;

▪	the ability to sufficiently develop and support technology and information systems to effectively manage the risks we face;

▪	the ability to successfully manage new products and services;

▪	the risk of loss arising from litigation filed against us or one or more of the other FHLBanks; and

▪	inflation and deflation.
The FHLBank does not undertake any obligation to update any forward-looking statements made in this document.
In this filing, the interrelated disruptions in 2008’s and 2009’s financial, credit, housing, capital, and mortgage markets are referred to generally as the “financial crisis.”

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

Financial Condition
Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
				Nine Months Ended		Year Ended
	September 30,		December 31,	September 30,		December 31,
(Dollars in millions)	2009	2008	2008	2009	2008	2008

Advances (principal)	$37,254	$62,580	$52,799	$46,058	$60,441	$59,973

Mortgage Purchase Program:

Mortgage loans held for portfolio (principal)	9,650	8,462	8,590	9,489	8,661	8,621

Mandatory Delivery Contracts (notional)	126	178	917	705	141	182

Total Mortgage Purchase Program	9,776	8,640	9,507	10,194	8,802	8,803

Letters of Credit (notional)	5,564	8,023	7,917	6,057	7,824	7,894

Total Mission Asset Activity	$52,594	$79,243	$70,223	$62,309	$77,067	$76,670

Retained earnings	$407	$319	$326	$398	$327	$335

Capital-to-assets ratio	5.27%	4.40%	4.36%	4.98%	4.36%	4.37%

Regulatory capital-to-assets ratio (1)	5.39	4.54	4.48	5.16	4.50	4.51
     (1) See the “Capital Resources” section for further description of regulatory capital.
The trends in our financial condition that began in the fourth quarter of 2008 continued in the first nine months of 2009. The ending and average balances of Mission Asset Activity—comprised of Advances, Letters of Credit, and the Mortgage Purchase Program—decreased in each of the first three quarters of 2009. Overall, Advances and Letters of Credit fell, while balances in the Mortgage Purchase Program increased.
Comparing September 30, 2009 to December 31, 2008, the total principal balance of Mission Asset Activity decreased $17,629 million (25 percent). The principal balance of Advances fell $15,545 million (29 percent), the notional principal of Letters of Credit fell $2,353 million (30 percent), and aggregate balances and commitments in the Mortgage Purchase Program grew $269 million (3 percent). The decrease in Advances was even larger (a 40 percent reduction) from September 30, 2008 to September 30, 2009 because Advance balances began to decrease in the fourth quarter of 2008 after they had reached record highs in October 2008. The decrease in Advances occurred broadly throughout our membership but was disproportionately represented by our larger members.

We believe that Advance balances have decreased from their high point in 2008 for three reasons.
▪	The economic recession resulted in members’ slower loan growth in the second half of 2008 and a decrease in their loans outstanding in the first three quarters of 2009.

▪	There was a substantial increase in members’ retail deposits.

▪	The availability to members of new funding and liquidity options increased dramatically due to the various fiscal and monetary stimuli and financial guarantees initiated by the federal government, including most importantly the Federal Reserve System and Treasury Department, to combat the financial crisis and recession. In particular, new sources of government-induced liquidity through the Troubled Asset Relief Program (TARP) and the exponential increase in bank reserves initiated by the Federal Reserve have decreased demand for our Advances.
We expect Advance demand to remain weak until monetary policy tightens and an economic recovery begins with expansion of financial institutions’ lending.
Despite the decrease in Advance balances, we continued to fulfill our business role as an important provider of reliable and attractively priced wholesale funding to our members. Although various measures of market penetration have decreased this year, members overall continue to fund over five percent of their assets with our Advances. Our Advance business is cyclical, and we expect slower growth, if not a decrease, in an economic contraction, especially when combined with the extraordinary liquidity that the federal government has provided.
The total principal balance of the Mortgage Purchase Program grew in the first nine months of 2009 due to accelerated refinancing activity in response to lower mortgage rates, especially in the first quarter. The Program currently has strong member participation and interest. This was evidenced this year by the 23 members approved for the Program, with a similar number of additional applications currently being processed for approval, and an over 50 percent increase in regular sellers.
Based on the strong earnings in the first nine months of 2009, we accrued an additional $25 million for future use in the Affordable Housing Program, a $4 million increase over the same period in 2008. By regulation, we annually set aside 10 percent of net income before assessments for this Program. In addition, in April 2009, our Board authorized $5 million in commitments for two voluntary housing programs. We have disbursed more than $15 million of voluntary housing-related funds since 2003, which are over and above the statutory Affordable Housing requirements.
Capital
Our capital adequacy continued to be strong in the first nine months of 2009 and we maintained compliance with all of our regulatory and internal capital limits. Regulatory capital (which includes capital stock accounted for as a liability under mandatorily redeemable stock) at September 30, 2009 totaled $4,152 million, a $247 million (6 percent) decrease from year-end 2008. The decrease in capital resulted from our repurchase of $415 million of stock, most of which had been the subject of two members’ excess stock redemption requests. These repurchases were partially offset by required stock purchases from other members and increases in retained earnings. The regulatory capital-to-assets ratio at September 30 was 5.39 percent, well above the regulatory minimum of 4.00 percent and at a sufficient level to enable us to effectively manage our financial performance and risk exposures. Retained earnings, which totaled $407 million on September 30, grew $81 million (25 percent) in the first nine months. The business and market environment generated sufficient earnings for us to pay stockholders a competitive dividend return in each of the first three quarters as well as to retain a substantial portion of earnings to bolster our capitalization.

Results of Operations
The table below summarizes our results for operations.

	Three Months		Nine Months		Year Ended
	Ended September 30,		Ended September 30,		December 31,
(Dollars in millions)	2009	2008	2009	2008	2008

Net income	$61	$ 66	$219	$ 180	$ 236

Affordable Housing Program accrual	7	8	25	21	27

Return on average equity (ROE)	5.70%	6.26%	6.75%	5.92%	5.73%

Return on average assets	0.30	0.28	0.34	0.26	0.25

Weighted average dividend rate	5.00	5.50	4.67	5.42	5.31

Average 3-month LIBOR	0.41	2.91	0.83	2.98	2.92

Average overnight Federal Funds effective rate	0.15	1.94	0.17	2.40	1.92

ROE spread to 3-month LIBOR	5.29	3.35	5.92	2.94	2.81

Dividend rate spread to 3-month LIBOR	4.59	2.59	3.84	2.44	2.39

ROE spread to Federal Funds effective rate	5.55	4.32	6.58	3.52	3.81

Dividend rate spread to Federal Funds effective rate	4.85	3.56	4.50	3.02	3.39
When short-term interest rates decline dramatically, as occurred in 2009, net income normally decreases. However, earnings in the nine months ended September 30, 2009 improved substantially over the same period of 2008, as net income grew $39 million (22 percent) and ROE increased 0.83 percentage points. By contrast, in the third quarter of 2009 compared to the same period of 2008, net income fell $5 million (7 percent) and ROE decreased 0.56 percentage points.
The ROE spreads to 3-month LIBOR and overnight Federal funds are two market benchmarks we believe our stockholders use to assess the competitiveness of return on their capital investment in the FHLBank, which, along with access to our products and services, is a key source of membership value. These spreads in 2009 were significantly above those in the same periods of 2008.
There were four major reasons for the changes in earnings and profitability:

▪	Beginning in late 2008 and continuing in the first nine months of 2009, in response to the decline in intermediate- and long-term interest rates, we retired before their final maturities approximately $14 billion of high-cost long-term debt (i.e., Consolidated Bonds), which we had issued mostly to fund mortgage assets, and replaced them with new Bonds at substantially lower costs.

▪	Average portfolio spreads between short-term and adjustable-rate assets indexed to short-term LIBOR and their related funding costs were wider in the first nine months of 2009 than the same period in 2008 and wider than historical norms. The financial crisis raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. We believe this cost differential indicated that, during the financial crisis, market participants viewed the System’s short-term debt as a lower risk investment than other short-term investments. Because we use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of our LIBOR-indexed Advances, earnings benefited from our relatively more favorable funding costs.

In the third quarter of 2009, short-term LIBOR decreased, causing the spread between LIBOR and Discount Notes to revert back to, and even go below, historical average levels. We believe this was due to market participants’ view that the financial disruptions had eased and to the effects of the massive amounts of liquidity injected into the financial system. As a result, the higher profits from the wider LIBOR to Discount Note spreads dissipated during the third quarter.

▪	Market yield curves became significantly steeper as short-term interest rates fell to historical lows of close to zero. This benefited earnings due to our modest utilization of short-term debt to fund long-term assets. In addition, due to mismatches of principal paydowns of long-term assets versus liabilities, including muted acceleration of mortgage prepayments, the amount of short funding increased in the first three quarters of 2009.

▪	There were other gains totaling approximately $14 million, most of which occurred in the first quarter of 2009, including: $6 million from the sale of $216 million of mortgage-backed securities; a $4 million increase in Advance prepayment fees; and a $4 million increase in net market value (primarily unrealized) relating to accounting for derivatives and hedging activities.
Several factors partially offset the favorable earnings drivers. Most significant was the extremely low short-term interest rate environment, which substantially decreased the amount of earnings generated from funding assets with our interest-free capital. For example, the benchmark 3-month LIBOR rate averaged 0.83 percent in the first nine months of 2009, compared to 2.98 percent for the same period in 2008. The positive earnings factors also were partially offset by a reduction in assets, especially Advances.
The lower earnings for the third quarter of 2009 compared to the third quarter of 2008 were primarily the result of the narrowing of the LIBOR to Discount Note Spread discussed above, the decrease in short-term interest rates, the reduction in Advances, and a $5 million reduction in fair value gains from accounting for derivatives and hedging activity. We recognized substantial fair value gains in the third quarter of 2008 due principally to the sharp increase in short-term LIBOR as a result of the accelerating financial crisis.
Our Board authorized paying stockholders a cash dividend in each of the first two quarters of 2009 at a 4.50 percent annualized rate and in the third quarter at an annualized rate of 5.00 percent. These dividend payouts represented historically wide spreads to the average 3-month LIBOR. The difference between the 6.75 percent ROE in the first nine months of 2009 and the 4.67 percent average dividend rate enabled us to increase retained earnings by $81 million. The $239 million increase in retained earnings since year-end 2004 represents more than a doubling of retained earnings as a percent of regulatory capital stock. We believe the increase in retained earnings as a percent of capital stock has enhanced our ability to protect future dividends against earnings volatility and members’ capital stock against impairment risk.
Risk Exposure
Funding and Liquidity Risk
We believe that in the first nine months of 2009, our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to issue new debt, service our outstanding debt or pay competitive dividends is remote. The financial crisis significantly elevated our long-term funding costs, compared to U.S. Treasury securities and LIBOR, in the first half of 2009 as in most of 2008. As the financial crisis appeared to have eased, especially in the third quarter, our long-term funding costs improved relative to these market benchmarks. As a result, late in the second quarter and continuing in the third quarter, we determined it was acceptable from a risk perspective to partially reduce the amount of asset liquidity held, which can be at a cost to earnings, from funding short-term (mostly overnight) investments with longer-term Consolidated Obligation Discount Notes.
Market Risk
Our residual exposures to market risk continued to be moderate, at levels consistent with historical averages and with our cooperative business model. The current level of market risk exposure should ensure that profitability would be competitive across a wide range of stressed interest rate and business environments. We have historically emphasized strategies and tactics aimed at providing a competitive earnings stream over a multitude of market and business environments and a relative lack of earnings volatility. These strategies and tactics include (among others): 1) conservative management of market risk exposure, 2) controlled growth in mortgage assets, 3) holding a nominal amount of riskier types of mortgage-backed securities, 4) accounting and hedging practices that attempt to minimize earnings volatility from use of derivatives, and 5) limiting growth in operating expenses.

Credit Risk
We continued to have limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions. We have robust policies, strategies and processes designed to identify, manage and mitigate credit risk. Our Advances are overcollateralized and we have a perfected first lien position on all pledged loan collateral. The Mortgage Purchase Program is comprised only of conforming fixed-rate conventional loans and loans fully insured by the Federal Housing Administration. Multiple layers of credit enhancements on the Program’s loans protect us against credit losses down to approximately a 50 percent loan-to-value level (based on value at origination). Actual program delinquencies on conventional loans are well below national averages on similar loans and any losses have been well below the amount of our credit enhancements.
At September 30, 2009, 98 percent of our mortgage-backed securities were issued and guaranteed by Fannie Mae or Freddie Mac, which we believe have the backing of the United States government. Only 2 percent ($211 million) of the holdings were in private-label mortgage-backed securities; these securities are comprised of high-quality residential mortgage loans issued and purchased in 2003 and were rated triple-A at September 30, 2009. The underlying collateral has a de minimis level of delinquencies and foreclosures as reflected in the average serious delinquency rate (loans at least 60 days past due) of 0.54 percent of total principal, while their average credit enhancement stood at 7.5 percent.
Although most of our money market investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and believe we have strong credit underwriting practices. Finally, we collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion of our derivative asset position ($8 million at September 30, 2009) represents unsecured exposure. We continue to expect no credit losses on this source of unsecured credit exposure.
Overall, we have never experienced a credit-related loss on, nor have we ever established a loss reserve for any asset. In addition, we have not taken an impairment charge on any investment. Based on our analysis of exposures and application of GAAP we continue to believe no loss reserves are required for our Advances or mortgage assets, nor do we consider any of our investments to be other-than-temporarily impaired. We expect that this will continue to be the case.
Business Related Developments and Update on Risk Factors
Many of the issues related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the financial crisis and economic recession, and to the federal government’s actions to attempt to mitigate their unfavorable effects. During 2009, these factors have resulted in sharply improved profitability relative to short-term interest rates, substantially lower Advance balances, and a modest increase in Mortgage Purchase Program balances. This section provides relevant updates on several risk factors identified in our annual report on Form 10-K.
We continue to monitor several scenarios that could result in further reductions in Mission Asset Activity and lower profitability. Although cyclicality of our Mission Asset Activity and profitability relative to the state of the economy is expected, the effects from the recession and the financial crisis could result in a longer and more severe reduction in our Mission Asset Activity. The scenarios that could unfavorably affect Mission Asset Activity include:

▪	a continuation of the economic recession, which could further reduce Advance demand;

▪	a continuation of the financial crisis, which could result in additional measures to add even more liquidity to the financial markets;

▪	unfavorable effects on the competitiveness of our business model from current or future federal government actions to mitigate the recession and financial crisis;

▪	potentially unfavorable actions regarding the ultimate financial, legislative and regulatory disposition of issues involving the GSEs, especially actions related to Fannie Mae and Freddie Mac with whom the FHLBanks share a common regulator; and

▪	issues with earnings pressures and capital adequacy at other FHLBanks.

As discussed above, our profitability relative to short-term interest rates began to decrease in the third quarter of 2009. We expect our profitability will further decrease in the fourth quarter of 2009 and beyond. The profitability in the first nine months of 2009 is inconsistent with the sustained fundamental earnings generated by our business model. The following are the major factors affecting earnings that we are experiencing or expect to experience in the near-to intermediate-term future:

▪	extremely low short-term interest rates;

▪	the effects of the collapsing LIBOR to Discount Note spread back to, and even below, historically normal levels;

▪	replacing expected paydowns of mortgages earning wide net spreads with new mortgages assumed to earn lower net spreads;

▪	continued reductions in Advance balances; and

▪	because of the stressed mortgage markets and government purchases that are reducing acceptable mortgages to purchase, the possibility of not being able to fully utilize our mortgage-backed security regulatory authority at acceptable risk-adjusted returns.
Notwithstanding these concerns, we expect our profitability and capacity to pay dividends to remain competitive across a wide range of economic, business, and market rate environments—even many stressful ones. We believe that credit and operational risk will not affect our earnings materially. Based on our earnings simulations, we believe that short-term interest rates would have to increase dramatically, quickly, and last for a sustained period of time before ROE would not exceed 3-month LIBOR. We also believe that a decrease in mortgage rates by 100 basis points that lasted for three years, which would place the 30-year fixed mortgage note rate in a range of 4.00 to 4.50 percent, would not cause ROE to fall below 3-month LIBOR.
Our business model is able to absorb sharp changes in our Mission Asset Activity because we can undertake commensurate reductions in our liability balances and capital and because of our low operating expenses. However, if several large members were to withdraw from membership or otherwise reduce activity with us, the decrease in Mission Asset Activity and/or capital could materially reduce dividend rates available to our remaining members. On November 6, 2009, National City Bank, which was acquired in January 2009 by PNC Financial Services Group, Inc., notified us of its decision to withdraw from membership in our FHLBank. PNC Bank is not a member of our FHLBank because it is chartered outside our District.
Although in the last several years, National City has been one of our largest stockholders and Advance borrowers and our largest historical seller of loans in the Mortgage Purchase Program, we believe that losing this member will have no material affect on our business model. We also believe the membership loss will not materially affect the adequacy of our liquidity, our ability to make timely principal and interest payments on our participations in Consolidated Obligations and other liabilities, our ability to continue providing sufficient membership value to our members, or our profitability. This assessment is similar to one made, and subsequently experienced, when we lost one of our largest members (RBS Citizens, N.A.) in 2007 due to a consolidation of its charter outside of the Fifth District.
The Mortgage Purchase Program has expanded this year due to lower mortgage rates, increased refinancing activity and increased interest from our members. We continue to emphasize both recruiting community financial institution members to the Program and increasing the number of regular sellers. However, issues with our two Supplemental Mortgage Insurance providers could harm the Program’s sustainability. Due to the deterioration in the mortgage markets over the last two years, the providers currently have ratings below the double-A rating required by a Finance Agency Regulation, which means we are in technical violation of this Regulation. On August 11, 2009, the Finance Agency, with certain stipulations, granted a one-year waiver of the double-A rating requirement for existing loans and commitments and a six month waiver for new commitments. We have submitted a proposal to the Finance Agency that, if approved, would replace the current reliance on the credit enhancement provided by these insurers with increased use of the credit enhancement provided by members. We believe this change in credit enhancement structure would maintain compliance with the Program’s legal, accounting, and other regulatory requirements, preserve the Program’s minimal credit risk profile, and enable the Program to continue as a beneficial business activity for our member stockholders. We cannot provide at this time any assurance as to whether the Finance Agency will approve the proposal.

We cannot estimate the ultimate impact on the earnings and capital of other FHLBanks from the market value and credit losses on their private-label securities. Therefore, we can provide no assurance about the potential effects on us from System-wide earnings and capital issues identified in this risk factor in our 2008 annual report on Form 10-K. These potential effects could include 1) requiring us to provide financial assistance to one or more other FHLBanks, 2) higher and more volatile debt costs, 3) more difficulty in issuing debt, especially longer-term debt, at maturity points we would prefer for our asset/liability management needs, and 4) decreases in our Mission Asset Activity and profitability, which are the two key sources of membership value.
CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the financial, credit, and mortgage markets; and interest rates. The economy entered a sharp recession in December 2007, which continued through 2008 and into 2009. As measured by real Gross Domestic Product (GDP), the national economy contracted by 5.4 percent in the fourth quarter of 2008, 6.4 percent in the first quarter of 2009, and 0.7 percent in the second quarter, and expanded by an advance estimate of 3.5 percent in the third quarter (all rates are annualized).
Although there are indications—including the growth in third quarter GDP, reduction in credit spreads, and unfreezing of some credit markets—that the recession and financial crisis may have subsided, or even ended, in the second and third quarters, it is premature to know if the positive indications will be sustained. Contraindications against a robust pickup in economic activity are that lending by financial institutions appears not to have accelerated in the third quarter, unemployment appears to still be increasing (although unemployment is generally a lagging indicator of economic growth), financial institutions continue having credit difficulties, interest rates remain low, and most stock market indices remain well below the highs from earlier in the decade.
The residual effects on our members of the financial crisis and recession may continue to be serious for some time. These continued effects may include diminished lending activity, credit risk difficulties, strong deposit growth, and existence of substantial liquidity and funding alternatives from the federal government. To the extent these effects continue to be realized, we expect a continuation of subdued demand for our Advances.

Interest Rates
Trends in market interest rates affect members’ demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

					Nine Months Ended Sept 30,
	Quarter 3 2009		Quarter 2 2009		Quarter 1 2009		2009	2008	Year 2008
	Average	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending

Federal Funds Target	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	2.43%	2.09%	0.25%
Federal Funds Effective	0.15	0.07	0.18	0.22	0.18	0.16	0.17	2.40	1.92	0.14

3-month LIBOR	0.41	0.29	0.85	0.60	1.24	1.19	0.83	2.98	2.92	1.43
2-year LIBOR	1.40	1.28	1.50	1.53	1.54	1.38	1.48	3.16	2.95	1.48
5-year LIBOR	2.86	2.65	2.74	2.97	2.38	2.21	2.66	3.88	3.70	2.13
10-year LIBOR	3.72	3.46	3.50	3.78	2.94	2.86	3.39	4.46	4.25	2.56

2-year U.S. Treasury	1.01	0.95	1.01	1.11	0.89	0.80	0.97	2.26	2.00	0.77
5-year U.S. Treasury	2.45	2.31	2.23	2.56	1.75	1.66	2.15	3.00	2.79	1.55
10-year U.S. Treasury	3.50	3.31	3.31	3.54	2.71	2.67	3.18	3.79	3.64	2.21

15-year mortgage current coupon (1)	3.82	3.57	3.84	4.01	3.75	3.59	3.80	5.03	4.97	3.64
30-year mortgage current coupon (1)	4.50	4.26	4.31	4.63	4.13	3.89	4.31	5.58	5.47	3.93

15-year mortgage note rate (2)	4.61	4.46	4.63	4.87	4.72	4.58	4.65	5.64	5.63	4.91
30-year mortgage note rate (2)	5.16	5.04	5.01	5.42	5.06	4.85	5.08	6.09	6.05	5.14
(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lender’s mortgage rates surveyed and published by Freddie Mac.
After decreasing sharply in 2008, the overnight Federal funds target and effective rates were relatively stable in the first nine months of 2009. The Federal Reserve maintained the overnight Federal funds target rate at a range of zero to 0.25 percent, which it had established by the end of 2008. Short-term LIBOR decreased at a slower pace. By the third quarter of 2009, short-term LIBOR had decreased to a level consistent with its historical relationship to Federal funds. The slower pace of reduction in short-term LIBOR significantly improved our earnings in the first half of 2009.
In the first three quarters of 2009, longer-term LIBOR and U.S. Treasury rates tended to rise. However, spreads of our Consolidated Obligation Bonds to these indices narrowed, with the result being relatively stable and even lower Bond rates. The combination of falling short-term rates and more stable longer-term Bond rates resulted in a steeper funding yield curve, which improved earnings. In addition, earnings benefited from the reduction in Bond spreads relative to market indices. Likewise, mortgage note rates were more stable in 2009 than longer-term LIBOR and U.S. Treasuries, which, along with falling home prices, the recession, and difficult mortgage refinancing conditions, resulted in relatively small increases in mortgage prepayments.
More discussion of the effects on our earnings and market risk exposure from interest rate trends are discussed above in “Executive Overview” and below in “Results of Operations,” as well as in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

ANALYSIS OF FINANCIAL CONDITION
Asset Composition Data
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;

▪	the notional principal amount of available lines in the Letters of Credit program;

▪	the principal balance in the Mortgage Purchase Program (Mortgage Loans Held for Portfolio); and

▪	the notional principal amount of Mandatory Delivery Contracts.
The following two tables show the composition of our total assets, which support the discussions in this section and in the “Executive Overview.”
Asset Composition - Ending Balances (Dollars in millions)

	September 30, 2009		December 31, 2008		September 30, 2008		September 30, 2009
		% of		% of		% of	Change From		Change From
		Total		Total		Total	December 31, 2008		September 30, 2008
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$37,254	48%	$52,799	54%	$62,580	65%	$(15,545)	(29)%	$(25,326)	(40)%
Other items (1)	828	1	1,117	1	348	-	(289)	(26)	480	138

Total book value	38,082	49	53,916	55	62,928	65	(15,834)	(29)	(24,846)	(39)

Mortgage Loans Held for Portfolio
Principal	9,650	13	8,590	9	8,462	9	1,060	12	1,188	14
Other items	86	-	42	-	60	-	44	105	26	43

Total book value	9,736	13	8,632	9	8,522	9	1,104	13	1,214	14

Investments

Mortgage-backed securities
Principal	12,448	16	12,897	13	13,357	14	(449)	(3)	(909)	(7)
Other items	(11)	-	(28)	-	(37)	-	17	61	26	70

Total book value	12,437	16	12,869	13	13,320	14	(432)	(3)	(883)	(7)

Short-term money market	13,777	18	22,444	23	12,142	12	(8,667)	(39)	1,635	13

Other long-term investments	11	-	12	-	40	-	(1)	(8)	(29)	(73)

Total investments	26,225	34	35,325	36	25,502	26	(9,100)	(26)	723	3

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-

Total earning assets	74,043	96	97,873	100	96,952	100	(23,830)	(24)	(22,909)	(24)

Other assets	2,941	4	333	-	331	-	2,608	783	2,610	789

Total assets	$76,984	100%	$98,206	100%	$97,283	100%	$(21,222)	(22)	$(20,299)	(21)

Other Business Activity (Notional)

Letters of Credit	$5,564		$7,917		$8,023		$(2,353)	(30)	$(2,459)	(31)

Mandatory Delivery Contracts	$126		$917		$178		$(791)	(86)	$(52)	(29)

Total Mission Asset Activity (Principal and Notional)	$52,594	68%	$70,223	72%	$79,243	81%	$(17,629)	(25)	$(26,649)	(34)

(1)	The majority of these balances are hedging related adjustments.

Asset Composition - Average Balances (Dollars in millions)

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2009		December 31, 2008		September 30, 2008		September 30, 2009
							Change From		Change From
		% of		% of		% of	Year Ended		Nine Months Ended
		Total		Total		Total	December 31, 2008		September 30, 2008
	Balance	Assets	Balance	Assets	Balance	Assets	Amount	Pct	Amount	Pct
Advances
Principal	$46,058	53%	$59,973	64%	$60,441	65%	$(13,915)	(23)%	$(14,383)	(24)%
Other items (1)	895	1	526	-	503	-	369	70	392	78

Total book value	46,953	54	60,499	64	60,944	65	(13,546)	(22)	(13,991)	(23)

Mortgage Loans Held for Portfolio
Principal	9,489	11	8,621	9	8,661	10	868	10	828	10
Other items	68	-	62	-	63	-	6	10	5	8

Total book value	9,557	11	8,683	9	8,724	10	874	10	833	10

Investments

Mortgage-backed securities
Principal	12,166	14	12,623	14	12,448	13	(457)	(4)	(282)	(2)
Other items	(20)	-	(30)	-	(28)	-	10	33	8	29

Total book value	12,146	14	12,593	14	12,420	13	(447)	(4)	(274)	(2)

Short-term money market	18,221	21	12,206	13	10,814	12	6,015	49	7,407	68

Other long-term investments	11	-	16	-	16	-	(5)	(31)	(5)	(31)

Total investments	30,378	35	24,815	27	23,250	25	5,563	22	7,128	31

Loans to other FHLBanks	14	-	18	-	15	-	(4)	(22)	(1)	(7)

Total earning assets	86,902	100	94,015	100	92,933	100	(7,113)	(8)	(6,031)	(6)

Other assets	294	-	342	-	338	-	(48)	(14)	(44)	(13)

Total assets	$87,196	100%	$94,357	100%	$93,271	100%	$(7,161)	(8)	$(6,075)	(7)

Other Business Activity (Notional)

Letters of Credit	$6,057		$7,894		$7,824		$(1,837)	(23)	$(1,767)	(23)

Mandatory Delivery Contracts	$705		$182		$141		$523	287	$564	400

Total Mission Asset Activity (Principal and Notional)	$62,309	71%	$76,670	81%	$77,067	83%	$(14,361)	(19)	$(14,758)	(19)

(1)	The majority of these balances are hedging related adjustments.
To measure the extent of our success in achieving growth in Mission Asset Activity, we consider changes in both period-end balances and period-average balances. There can be large differences in the results of these two computations. Average data can provide more meaningful information about the ongoing condition of and trends in Mission Asset Activity and earnings than period-end data because day-to-day volatility can impact the latter.
On September 30, 2009, Advances represented just under half (49 percent) of our total assets, a decrease of six percentage points from year-end 2008. The Mortgage Portfolio Program increased to 13 percent of total assets, due to growth in the Program and the decrease in total assets, led by Advances. The large balance in other assets on September 30, 2009 was due to our decision to keep funds at the Federal Reserve on that day instead of investing with traditional unsecured counterparties because of the zero or negative interest rate available on overnight investments at the end of the quarter.

Credit Services
The principal balance of Advances decreased significantly in the first nine months of 2009. The decrease began in the fourth quarter of 2008, after Advances had reached record highs in October 2008. Available lines and member usage of the Letters of Credit program also fell substantially. Most of our Letters of Credit support members’ public unit deposits. We earn fees on the actual amount of the available lines members use, which can be substantially less than the lines outstanding.
The following table presents Advance balances by major program.

(Dollars in millions)	September 30, 2009		December 31, 2008		September 30, 2008
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$1,770	5%	$5,886	11%	$11,161	18%
LIBOR	15,354	41	24,225	46	29,619	47

Total	17,124	46	30,111	57	40,780	65

Long-Term
Regular Fixed Rate	7,830	21	9,722	18	9,332	15
Convertible (2)	3,231	9	3,479	7	3,506	6
Putable (2)	7,046	19	6,981	13	6,894	11
Mortgage Related	1,740	4	1,815	4	1,860	3

Total	19,847	53	21,997	42	21,592	35

Other Advances	283	1	691	1	208	-

Total Advances Principal	37,254	100%	52,799	100%	62,580	100%

Other Items	828		1,117		348

Total Advances Book Value	$38,082		$53,916		$62,928

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
Most of the reduction in balances occurred in the REPO, LIBOR, and Regular Fixed Rate Advance programs. REPO and LIBOR programs normally have the most fluctuation in balances because larger members tend to use them disproportionately more than smaller members do, they tend to have shorter-term maturities than other programs and, in the case of LIBOR Advances, they can be prepaid without a fee on repricing dates subject to pre-established prepayment “lock out” periods. Other Advance programs experienced smaller changes.

The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers.
     (Dollars in millions)

September 30, 2009			December 31, 2008
	Ending	Weighted Average		Ending	Weighted Average
Name	Balance	Interest Rate	Name	Balance	Interest Rate

U.S. Bank, N.A.	$10,315	1.57%	U.S. Bank, N.A.	$14,856	3.02%
National City Bank	4,409	1.00	National City Bank	6,435	2.83
Fifth Third Bank	2,038	2.40	Fifth Third Bank	5,639	3.18
AmTrust Bank	1,786	3.91	The Huntington National Bank	2,590	1.22
RBS Citizens, N.A.	1,287	0.33	AmTrust Bank	2,338	3.75

Total of Top 5	$19,835	1.66	Total of Top 5	$31,858	2.92

Total Advances (Principal)	$37,254	2.31	Total Advances (Principal)	$52,799	3.00

Top 5 Percent of Total	53%		Top 5 Percent of Total	60%

RBS Citizens, N.A. and National City Bank are former members. The decrease in total weighted average interest rates from the end of 2008 to September 30, 2009 was due to the reductions in short-term interest rates during 2009, especially LIBOR.
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
Although Advance usage fell broadly across the membership, usage decreased disproportionately among our largest borrowers. The top five borrowers accounted for 77 percent of the total decrease in Advance balances, but they represented a smaller proportion (53 percent) of total Advances. In addition, as shown in the following table, the unweighted average ratio of each member’s Advance balance to its most-recently available total assets decreased more for larger members than smaller members. Despite their decrease, we believe the level of these ratios and the fact that the number of borrowing members has held steady at approximately 77 percent of total membership continue to demonstrate that our members view Advances as important sources of funding and liquidity, even in business conditions in which retail deposit growth exceeds loan growth and in which there are abundant sources of liquidity.

	September 30, 2009	December 31, 2008

Average Advances-to-Assets for Members

Smaller members: assets less than $1.0 billion (681 members)	5.29%	6.11%

Larger members: assets over $1.0 billion (58 members)	4.45%	5.47%

All members	5.22%	6.06%
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
The expansion of the Mortgage Purchase Program in the first nine months of 2009 came after several years in which the Program’s balance was relatively stable. Significantly lower mortgage interest rates in the fourth quarter of 2008 and the first quarter of 2009 increased refinancing activity, which resulted in Program balances increasing. In addition, because of falling home prices, the recession, and difficult mortgage refinancing conditions, mortgage prepayments did not accelerate as much as would normally have been the case given the lower mortgage rates. The growth in the Program helped offset a portion of the earnings lost from the lower balances in the Advance portfolio. The Program’s growth slowed in the second and third quarters, primarily due to diminishing refinancing activity.

Our focus continues to be on recruiting community-based members to participate in the Program and on increasing the number of regular sellers. We approved 23 members to the Program in the first nine months of 2009 and there is a similar number of members in the pipeline either interested in joining the Program or in the process of joining. The number of regular sellers has doubled in the last year. Through September 30, members transacted approximately 3,300 separate commitments to sell us loans, 50 percent more than the amount in any prior full year. Because the recent increases in the number of sellers and new approvals to the Program have come from our smaller community-based members and because we have self-imposed constraints on growth, we expect that the Program will not grow significantly.
The following table reconciles changes in the Program’s principal balance (excluding Mandatory Delivery Contracts) for the nine months ended September 30, 2009.

Mortgage Purchase
(In millions)	Program Principal

Balance at December 31, 2008	$8,590
Principal purchases	3,347
Principal paydowns	(2,287)

Balance at September 30, 2009	$9,650

We closely track the refinancing incentives of all of our mortgage assets because the mortgage prepayment option represents almost all of our market risk exposure. The principal paydowns in the first three quarters equated to an annual constant prepayment rate of 29 percent, compared to 12 percent in all of 2008. The acceleration in prepayment rates reflected the significant drop in mortgage rates in late 2008 and early 2009. However, as noted above, the refinancing response was muted. The Program’s composition of balances by loan type and original final maturity did not change materially in the first nine months of 2009. However, the weighted average mortgage note rate fell from 5.80 percent at year-end 2008 to 5.56 percent at September 30, 2009, reflecting the prepayments of higher rate notes and the purchase of lower rate notes in the declining mortgage rate environment.
As shown in the following table, the percentage of principal balances from members supplying five percent or more of total principal decreased five percentage points from year-end 2008 to September 30, 2009.

	September 30, 2009		December 31, 2008
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

National City Bank	$ 3,763	39%	$ 4,709	55%
Union Savings Bank	3,078	32	1,995	23
Guardian Savings Bank FSB	809	8	544	6

Total	$ 7,650	79%	$ 7,248	84%

The decrease in the percentage of loans outstanding from National City Bank reflected its lack of new activity with us since mid-2007, while the increase from Union Savings Bank and Guardian Saving Bank FSB reflected refinancing activity in their portfolio that resulted in new loans sold to us.
As in prior years, in the first nine months of 2009, yields we earned on new mortgage loans in the Program relative to funding costs continued to provide profitable risk-adjusted returns. The federal government’s actions to purchase mortgage-backed securities put upward pressure on mortgage prices, which normally lowers yields, but the impact was not large enough to cause profitability on new mortgages to decrease substantially. We cannot predict whether the effects on net spreads from the government’s purchase activities will continue to be modest.

Investments
Money Market Investments
Short-term unsecured money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits; Federal funds sold; GSE discount notes, most of which are in our trading portfolio; and certificates of deposit and bank notes in our available-for-sale portfolio. In the first nine months of 2009, our investment portfolio continued to provide liquidity and helped us manage market risk and capital adequacy.
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
In the nine months ended September 30, 2009, we maintained average money market balances at higher than historical levels, with the portfolio having an average balance of $18,221 million. The increase in balances, which mostly had overnight maturities, began in the fourth quarter of 2008 and occurred primarily because the financial crisis and the Finance Agency’s guidance to target as many as 15 days of liquidity required us to increase asset liquidity. We funded the increased asset liquidity with longer-term Discount Notes. Because of the upward sloping yield curve, these actions tended to negatively affect our earnings.
In the third quarter of 2009, we began to invest in the short-term Discount Note obligations of Freddie Mac. These investments provide us a vehicle to diversify our short-term investments at attractive yields, and we believe that there is less credit risk of delayed or nonrepayment of the principal and interest on these obligations than of other unsecured short-term investments. On September 30, 2009 our investment in Freddie Mac Discount Notes totaled $2,250 million.
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
We historically have been permitted by Finance Agency Regulation to hold mortgage-backed securities up to a multiple of three times our regulatory capital. In May 2008, the Finance Agency approved our request, pursuant to a Finance Agency authorization permitting a higher multiple, to temporarily expand our mortgage-backed security percentage by up to an additional 1.5 times regulatory capital. In July 2008, we utilized a small portion of this authority. However, because of the financial crisis and recession, in the last twelve months there has been a limited availability of securities that fit our investment parameters, including offering an acceptable risk/return tradeoff. On September 30, 2009, the principal balance of our mortgage-backed securities was $12,448 million and regulatory capital was $4,152 million, for a multiple of 3.00. We cannot predict if we will find attractive securities to again utilize the temporary expanded authority before it expires on March 31, 2010.
As shown in the following table, throughout 2009 principal paydowns exceeded principal purchases of mortgage-backed securities. The principal paydowns equated to an annual constant prepayment rate of 28 percent, compared to 16 percent in all of 2008.

Mortgage-backed
(In millions)	Securities Principal

Balance at December 31, 2008	$12,897
Principal purchases	2,690
Principal paydowns	(2,923)
Principal sales	(216)

Balance at September 30, 2009	$12,448

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer. Most purchases in the first nine months of 2009 were 15-year pass-through collateral.

(In millions)	September 30, 2009	December 31, 2008

Security Type
Collateralized mortgage obligations	$3,843	$5,433
Pass-throughs (1)	8,605	7,464

Total	$12,448	$12,897

Collateral Type (2)
15-year collateral	$5,959	$5,169
20-year collateral	3,404	3,365
30-year collateral	3,085	4,363

Total	$12,448	$12,897

Issuer
GSE residential mortgage-backed securities	$12,232	$12,581
Agency residential mortgage-backed securities	6	12
Private-label residential mortgage-backed securities	210	304

Total	$12,448	$12,897

(1)	On each date, only $3 million of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs.
(2)	On each date, all but $3 million of principal were comprised of fixed-rate mortgages.
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

	Nine Months Ended		Year Ended		Nine Months Ended
(In millions)	September 30, 2009		December 31, 2008		September 30, 2008
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$29,174	$37,725	$49,389	$40,450	$43,134	$39,283
Discount	(4)	(17)	(53)	(94)	(127)	(94)

Total Consolidated Discount Notes	29,170	37,708	49,336	40,356	43,007	39,189

Consolidated Bonds:
Unswapped fixed-rate	25,822	25,383	25,650	25,468	27,737	24,788
Unswapped adjustable-rate	1,771	4,380	6,424	9,638	7,525	10,486
Swapped fixed-rate	13,467	11,979	10,140	11,969	12,485	11,966

Total Par Consolidated Bonds	41,060	41,742	42,214	47,075	47,747	47,240

Other items (1)	142	137	179	62	-	59

Total Consolidated Bonds	41,202	41,879	42,393	47,137	47,747	47,299

Total Consolidated Obligations (2)	$70,372	$79,587	$91,729	$87,493	$90,754	$86,488

(1)	Includes unamortized premiums/discounts, hedging and other basis adjustments.
(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 11 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $973,579 and $1,251,542 at September 30, 2009 and December 31, 2008, respectively.

Balances of the various Obligation types can fluctuate significantly based on Advance demand, money market investment balances, comparative changes in their cost levels relative to swapped Consolidated Bonds, supply and demand conditions, and our balance sheet management strategies. In the first nine months of 2009, the average balance of Discount Notes was similar to the average balances for all of 2008 and the first nine months of 2008. Beginning in the second quarter of 2009 and continuing in the third quarter, we decreased our issuance of Discount Notes compared to the first quarter of 2009 and all of 2008. The reduced reliance on Discount Notes reflected the reduction in Advance balances in 2009 and our lower holdings of asset liquidity using money market investments, which we normally fund with Discount Notes. By September 30, Discount Note balances were down substantially from levels earlier in 2009 and in 2008.
The relatively stable balance of unswapped fixed-rate Bonds in the first nine months of 2009 compared to the 2008 periods reflected primarily the relatively modest growth in our mortgage assets.
The following table shows the allocation on September 30, 2009 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable

Due in 1 year or less	$-	$4,429	$4	$4,433	$8,791
Due after 1 year through 2 years	445	3,005	4	3,454	1,695
Due after 2 years through 3 years	1,580	2,672	54	4,306	125
Due after 3 years through 4 years	1,695	2,339	14	4,048	-
Due after 4 years through 5 years	1,366	1,168	3	2,537	25
Thereafter	5,550	1,357	137	7,044	-

Total	$10,636	$14,970	$216	$25,822	$10,636

The allocations were consistent with those in the last several years. The Bonds were distributed relatively smoothly throughout the maturity spectrum. Twenty-seven percent had final remaining maturities greater than five years. These longer-term Bonds help us hedge the extension risk of long-term mortgage assets. Forty-one percent provide us with call options, which help manage the prepayment volatility of mortgage assets. Over 80 percent of the callable Bonds have next call dates within the next 12 months and most of them are callable daily after an initial lockout period. Daily call options provide considerable flexibility in managing market risk exposure to lower mortgage rates.
Relative Cost of Funding
Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. These spreads can be volatile, and in 2008 and the first quarter of 2009, they were significantly wider and more volatile than in prior years. The financial crisis caused investors to demand significantly more relative compensation for debt securities, especially longer-term securities, issued by non-government entities. We responded to the higher spreads on noncallable Bonds by issuing a greater percentage of callable Bonds and Discount Notes because callable Bond spreads did not widen as much as noncallable Bond spreads. Throughout 2009, both noncallable and callable Bonds spreads and volatility improved back towards historical norms compared to the previous distressed conditions. This reversion of spreads benefited our earnings to the extent we replaced called and matured Bonds.
Deposits
Members’ deposits with us are a relatively minor source of low-cost funding. As shown on the “Average Balance Sheet and Yield/Rates” table in the “Results of Operations,” the average balance of interest-bearing deposits increased $206 million (14 percent) in the first nine months of 2009 compared to the same period of 2008. We believe the growth reflected members’ excess liquidity available for investment. As shown on the Statements of Condition, comparing September 30, 2009 to year-end 2008, interest-bearing deposit balances increased more substantially (by $473 million).

Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.” We discuss our liquidity in “Executive Overview” and in the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management.” Further information on our use of derivatives is contained in our annual report on Form 10-K for year end 2008.
Capital Resources
Capital Leverage
The Gramm-Leach-Bliley Act of 1999 (GLB Act) and Finance Agency Regulations specify limits on how much we can leverage capital by requiring us to maintain at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, which targets a floor on the regulatory quarterly average capital-to-assets ratio of 4.20 percent. If our financial leverage increases too much, or becomes too close to the regulatory limit, we have discretionary ability within our Capital Plan to enact changes to ensure our capitalization remains strong and in compliance with all regulatory limits. The following tables present our capital and capital-to-assets ratios, on both a GAAP and regulatory basis.
GAAP and Regulatory Capital

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2009		December 31, 2008		September 30, 2008
(In millions)	Period End	Average	Period End	Average	Period End	Average
GAAP Capital Stock	$3,658	$3,949	$3,962	$3,798	$3,968	$3,745
Mandatorily Redeemable Capital Stock	87	155	111	127	131	124

Regulatory Capital Stock	3,745	4,104	4,073	3,925	4,099	3,869
Retained Earnings	407	398	326	335	319	327

Regulatory Capital	$4,152	$4,502	$4,399	$4,260	$4,418	$4,196

GAAP and Regulatory Capital-to-Assets Ratios

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2009		December 31, 2008		September 30, 2008
	Period End	Average	Period End	Average	Period End	Average
GAAP	5.27%	4.98%	4.36%	4.37%	4.40%	4.36%
Regulatory	5.39	5.16	4.48	4.51	4.54	4.50
The decrease in financial leverage in the first nine months of 2009 was due principally to the decrease in Advance balances. Retained earnings increased from year-end 2008 to September 30, 2009 by $81 million because we paid shareholders an average annualized dividend rate of 4.67 percent dividend in the first three quarters of 2009 while the ROE averaged 6.75 percent.

Changes in Capital Stock Balances
The following table presents changes in our regulatory capital stock balances.

(In millions)

Regulatory stock balance at December 31, 2008	$4,073

Stock purchases:
Membership stock	47
Activity stock	40
Stock repurchases:
Excess stock redemption	(376)
Other stock repurchases	(39)

Regulatory stock balance at September 30, 2009	$3,745

Regulatory capital stock balances decreased $328 million. The decrease resulted primarily from our repurchase of $376 million of excess stock, most of it the subject of two members’ redemption requests. Although total Advance balances decreased, Advance usage from several members increased, resulting in the $40 million increase in activity stock purchases. The membership stock purchases reflected the annual recalculation of the member capital investment requirement.
Excess Stock
The table below shows that, as our Advances fell in 2009, the amount of our excess capital stock outstanding increased and the amount of capital stock members cooperatively utilized within our Capital Plan decreased. A key component of our Capital Plan is cooperative utilization of capital stock, which, within constraints, permits members who have no excess stock of their own to capitalize additional Mission Asset Activity using excess stock owned by other members. Excess capital stock outstanding per our Capital Plan is reduced by the amount of cooperative utilization. If our Capital Plan did not have a cooperative capital feature, members would have been required to purchase up to $281 million of additional stock to capitalize the same total amount of Mission Asset Activity outstanding.

(In millions)	September 30, 2009	December 31, 2008

Excess capital stock (Capital Plan definition)	$907	$649

Cooperative utilization of capital stock	$281	$406

Mission Asset Activity capitalized with cooperative capital stock	$7,025	$10,150

A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively used) exceeds one percent of our total assets. Because of the recent reductions in Advance balances, at year-end 2008 and in each of the first three quarters of 2009, we were above the regulatory threshold and, therefore, were required to pay cash dividends. Until Advances grow substantially again, we expect to continue to be required to pay cash dividends.
Retained Earnings
On September 30, 2009, stockholders’ investment in our FHLBank was supported by $407 million of retained earnings. This represented 11 percent of total regulatory capital stock and 0.53 percent of total assets. When allocating earnings between dividends and retained earnings our Board of Directors considers the goals of paying stockholders a competitive dividend and having an adequate amount of retained earnings to mitigate impairment risk and potentially augment future dividend stability.
Membership and Stockholders
On September 30, 2009, we had 738 member stockholders. In the first nine months of 2009, 17 institutions became new member stockholders while seven were lost, producing a net gain of ten member stockholders. Of the seven members lost, three merged with other Fifth District members, two merged outside of the Fifth District, one was subject to an FDIC seizure and subsequent purchase and assumption agreement with another Fifth District member, and one relocated its charter outside the Fifth District. The impact on Mission Asset Activity and earnings from these membership changes was negligible. Modest fluctuations in Mission Asset Activity and earnings from membership changes are a normal part of our business operations. More pronounced effects could result from the loss of one or more of our largest users.

The following tables list institutions holding five percent or more of outstanding Class B capital stock. The amounts include stock held by any known affiliates that are members of our FHLBank.

(Dollars in millions)

September 30, 2009
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$591	16%
National City Bank	404	11
Fifth Third Bank	401	11
The Huntington National Bank	241	6

Total	$1,637	44%

December 31, 2008
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$841	21%
National City Bank	404	10
Fifth Third Bank	394	10
The Huntington National Bank	241	6
AmTrust Bank	223	5

Total	$2,103	52%

The decrease in stock held by U.S. Bank, N.A. was due to its request for redemption of a portion of its excess stock in order to reduce its total holdings of FHLBank System stock; we repurchased this excess stock in September 2009. On November 6, 2009, National City Bank, which had been acquired in January 2009 by PNC Financial Services Group, Inc., notified us of its membership withdrawal. See the discussion in the “Business Related Developments and Update on Risk Factors” in the “Executive Overview” for more information on this membership termination.
In the first nine months of 2009, there were no material changes in the percentage of members we have from total eligible companies, in the composition of membership by state, or in the allocation of member stockholders by their asset size. Because most existing eligible commercial banks and thrift/savings and loan associations are already members, our recruitment of new members focuses on credit unions, insurance companies, and de novo banks.
RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for the three and nine months ended September 30, 2009 and 2008. Each ROE percentage is computed as the annualized income or expense for the category divided by the average amount of stockholders’ equity for the period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009		2008		2009		2008
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)

Net interest income	$91	6.18%	$92	6.38%	$313	7.06%	$268	6.44%

Net gains on derivatives and hedging activities	5	0.33	10	0.69	13	0.29	9	0.23
Other non-interest income	2	0.16	2	0.15	12	0.28	6	0.14

Total non-interest income	7	0.49	12	0.84	25	0.57	15	0.37

Total revenue	98	6.67	104	7.22	338	7.63	283	6.81

Total other expense	(14)	(0.97)	(14)	(0.96)	(39)	(0.88)	(37)	(0.89)
Assessments	(23)	(b )	(24)	(b )	(80)	(b )	(66)	(b )

Net income	$61	5.70%	$66	6.26%	$219	6.75%	$180	5.92%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

(b)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.

As is normally the case for our FHLBank, in both the three- and nine-months comparison, the largest component of net income was net interest income, which is detailed in the next section.
Most of the income changes for derivatives and hedging activities in both periods represented unrealized market value adjustments. The adjustments resulted primarily from interest rate changes that affected the market values of derivatives differently from the market values of the hedged risks. For the three-months comparison, the smaller gain in the derivatives’ market value adjustment resulted from relatively large gains in the third quarter of 2008 due primarily to the sharp increase in short-term LIBOR from the accelerating financial crisis in that quarter. Overall, we consider the amount of volatility in these two periods to be moderate and consistent with the close hedging relationships of our derivative transactions.
The $6 million increase in other non-interest income for the nine-months comparison period resulted from a gain on the sales, in January 2009, of $216 million of mortgage-backed securities.
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
The following table shows the two major components of net interest income, as well as the three major subcomponents of the net interest spread.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2009		2008		2009		2008
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$77	0.38%	$60	0.25%	$263	0.41%	$171	0.25%
Net (amortization)/accretion (1) (2)	(9)	(0.04)	(6)	(0.02)	(25)	(0.04)	(26)	(0.04)
Prepayment fees on Advances, net (2)	2	0.01	1	-	6	0.01	2	-

Total net interest rate spread (3)	70	0.35	55	0.23	244	0.38	147	0.21

Earnings from funding assets with interest-free capital	21	0.10	37	0.16	69	0.10	121	0.18

Total net interest income/net interest margin	$91	0.45%	$92	0.39%	$313	0.48%	$268	0.39%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.
(2)	These components of net interest rate spread have been segregated here to display their relative impact.
(3)	Total earning assets multiplied by the difference in the book yield on interest-earning assets and book cost of interest-bearing liabilities.
Earnings From Capital. Earnings from capital decreased in both comparison periods because of the significant reductions in short-term interest rates. We deploy much of our capital in short-term and adjustable-rate assets in order to help ensure that our ROE moves with short-term interest rates and to help control market risk exposure.

Net Amortization/Accretion. Although volatility in net amortization of mortgage assets and callable Bonds can be substantial, the total change in such amortization was relatively small between the two comparison periods. The amortization of callable Bond concession expense was higher in the first nine months of 2009 than in the same period of 2008 primarily because we called a greater amount of Bonds in 2009.
Although changes in net amortization of purchase premiums and discounts on mortgage assets can be, and in the past have been, significant, they were not significant in the two comparison periods. Net amortization depends on actual and projected principal prepayments. Our mortgage assets normally have a net premium balance, which results in higher net amortization when mortgage rates fall and lower net amortization when mortgage rates rise. Although mortgage rates were generally lower in 2009 than in 2008, changes in actual and projected prepayment speeds were smaller than normally expected due to falling home prices, the recession, and difficult mortgage refinancing conditions. This resulted in smaller than expected changes in net amortization.
Prepayment Fees on Advances. Although Advance prepayment fees can be, and in the past have been, significant, they were relatively moderate in the 2009 and 2008. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances. Fees in one period do not necessarily indicate a trend that will continue in future periods.
Other Components of Net Interest Spread. Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread increased $92 million in the nine-months comparison and $17 million in the three-months comparison. When short-term interest rates decline dramatically, as occurred in 2009, net interest income normally decreases due to a reduction in the earnings from capital. However, several material factors resulted in an overall increase in net interest income for the nine-months comparison and a small $1 million decrease in the three-months comparison. These factors are discussed below in estimated order of impact from largest to smallest.
Nine-Months Comparison
▪	Re-issuing called Consolidated Bonds at lower debt costs—Favorable: During the fourth quarter of 2008 and the first three quarters of 2009, the reductions in intermediate- and long-term interest rates enabled us to retire (call) approximately $14 billion of unswapped Bonds before their final maturities and replace them with new debt (both Bonds and Discount Notes) at significantly lower interest rates. By contrast, the amount of mortgage paydowns, which we reinvested in assets with lower rates, was substantially less than the amount of Bonds called. In addition, the large amount of Bonds called enabled us to favorably alter the distribution of liability maturities, which raised earnings given the sharply upward sloping yield curve, without materially impacting market risk exposure.

▪	Wider portfolio spreads on short-term assets compared to funding costs—Favorable: We use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of our LIBOR-indexed Advances. For 2008 and the first six months of 2009, average portfolio spreads on short-term and adjustable-rate assets indexed to short-term LIBOR relative to their funding costs were substantially wider than the 18 to 20 basis points historical average. Spreads were wider in the first nine months of 2009 than the same period in 2008 because the financial crisis raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. In some months, LIBOR rose as other short-term market rates fell. The wider spreads were particularly acute in the fourth quarter of 2008 (which benefited 2009’s earnings) and the first quarter of 2009.

▪	Increase in benefit from short funding—Favorable: Market yield curves became significantly steeper in late 2008 and 2009 as short-term interest rates fell to historical lows of close to zero. This benefited earnings due to our modest utilization of short-term debt to fund long-term assets (short funding). In addition, differences in principal paydowns of long-term assets versus liabilities, including muted acceleration of mortgage prepayments, caused the amount of short funding to increase in the first three quarters of 2009.

▪	Decrease in financial leverage due to lower Advance balance—Unfavorable: The average principal balance of Advances was $14.4 billion lower in the first nine months of 2009 compared to the same period of 2008, which reduced our financial leverage. Much of the reduction in leverage occurred from repayment and maturities of LIBOR Advances. Because, as explained above, we had funded many of these LIBOR Advances with Discount Notes at elevated spreads until the third quarter, the loss of these Advances decreased net interest income. We did not replace the lower Advance balances with sufficient increases in other asset balances to fully offset the lost income.

Three-Months Comparison
For the three-months comparison, the same factors affected the other components of net interest rate spread as in the nine-months comparison and in approximately the same relative magnitude, except as noted below.
In the third quarter of 2009, short-term LIBOR decreased, causing the spread between LIBOR and Discount Notes to revert back to, and even go below, the levels in the third quarter of 2008 and historical average levels. We believe this was due to market participants’ view that the financial disruptions had eased and to the effects of the massive amounts of liquidity injected into the financial system. As a result, the higher profits from the wider LIBOR to Discount Note spreads dissipated during the third quarter, resulting in a slight decrease in net interest income for the three-months comparison. Partially offsetting this trend was a favorable earnings impact from the continuing calls of high-cost Consolidated Bonds; the impact of the Bond calls increased as 2009 progressed.

Average Balance Sheet and Yield/Rates
The following tables provide yields/rates and average balances for major balance sheet accounts. These tables provide details on the increases in the net interest rate spread. The average rate of each asset and liability category was lower in the 2009 periods than in the 2008 periods. The accounts with the largest reductions in average rates have short-term maturities or are adjustable rate, which means they repriced to lower rates in the first nine months of 2009, corresponding to the significant reductions in short-term market rates. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Advances	$41,530	$110	1.05%	$62,185	$439	2.81%
Mortgage loans held for portfolio (2)	9,761	116	4.70	8,569	112	5.21
Federal funds sold and securities purchased under resale agreements	9,070	4	0.15	7,329	36	1.94
Other short-term investments	2,275	1	0.23	26	-	2.81
Interest-bearing deposits in banks (3) (4)	5,847	4	0.28	2,898	19	2.60
Mortgage-backed securities	12,260	147	4.76	13,337	166	4.93
Other long-term investments	11	-	4.15	16	-	4.84
Loans to other FHLBanks	29	-	0.15	10	-	1.62

Total earning assets	80,783	382	1.88	94,370	772	3.25

Allowance for credit losses on mortgage loans		-			-
Other assets	272			341

Total assets	$81,055			$94,711

Liabilities and Capital
Term deposits	$176	-	0.61	$121	1	2.46
Other interest bearing deposits (4)	1,584	-	0.04	1,277	5	1.72
Short-term borrowings	32,216	16	0.19	39,578	229	2.30
Unswapped fixed-rate Consolidated Bonds	25,413	256	3.99	26,639	303	4.53
Unswapped adjustable-rate Consolidated Bonds	2,853	4	0.54	9,239	60	2.59
Swapped Consolidated Bonds	12,969	12	0.37	12,471	80	2.54
Mandatorily redeemable capital stock	251	3	5.19	129	2	5.50
Other borrowings	-	-	-	2	-	0.49

Total interest-bearing liabilities	75,462	291	1.53	89,456	680	3.02

Non-interest bearing deposits	6			2
Other liabilities	1,307			1,050
Total capital	4,280			4,203

Total liabilities and capital	$81,055			$94,711

Net interest rate spread			0.35%			0.23%

Net interest income and net interest margin		$91	0.45%		$92	0.39%

Average interest-earning assets to interest-bearing liabilities			107.05%			105.49%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.
(3)	Includes securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.
(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale or held-to-maturity securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Advances	$46,953	$495	1.41%	$60,944	$1,453	3.18%
Mortgage loans held for portfolio (2)	9,557	367	5.14	8,724	345	5.28
Federal funds sold and securities purchased under resale agreements	8,396	10	0.16	8,451	150	2.37
Other short-term investments	801	1	0.24	25	1	2.97
Interest-bearing deposits in banks (3) (4)	9,024	23	0.34	2,338	55	3.17
Mortgage-backed securities	12,146	438	4.82	12,420	456	4.91
Other long-term investments	11	-	4.24	16	1	5.10
Loans to other FHLBanks	14	-	0.14	15	-	2.53

Total earning assets	86,902	1,334	2.06	92,933	2,461	3.54

Allowance for credit losses on mortgage loans		-			-
Other assets	294			338

Total assets	$87,196			$93,271

Liabilities and Capital
Term deposits	$140	1	0.93	$102	2	3.07
Other interest bearing deposits (4)	1,536	1	0.05	1,368	22	2.11
Short-term borrowings	37,708	104	0.37	39,189	774	2.64
Unswapped fixed-rate Consolidated Bonds	25,388	802	4.23	24,789	863	4.64
Unswapped adjustable-rate Consolidated Bonds	4,380	32	0.98	10,486	247	3.15
Swapped Consolidated Bonds	12,111	76	0.84	12,024	279	3.11
Mandatorily redeemable capital stock	155	5	4.73	124	6	7.15
Other borrowings	2	-	0.07	2	-	1.64

Total interest-bearing liabilities	81,420	1,021	1.68	88,084	2,193	3.33

Non-interest bearing deposits	5			4
Other liabilities	1,429			1,115
Total capital	4,342			4,068

Total liabilities and capital	$87,196			$93,271

Net interest rate spread			0.38%			0.21%

Net interest income and net interest margin		$313	0.48%		$268	0.39%

Average interest-earning assets to interest-bearing liabilities			106.73%			105.50%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.
(3)	Includes securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.
(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale or held-to-maturity securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Volume/Rate Analysis
Another way to consider the change in net interest income is through a standard volume/rate analysis, as presented in the following table. For purposes of this table, we have allocated changes due to the combined volume/rate variance to the rate category.

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2009 over 2008			September 30, 2009 over 2008
	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income
Advances	$(146)	$(183)	$(329)	$(333)	$(625)	$(958)
Mortgage loans held for portfolio	16	(12)	4	33	(11)	22
Federal funds sold and securities purchased under resale agreements	9	(41)	(32)	(1)	(139)	(140)
Other short-term investments	16	(15)	1	17	(17)	-
Interest-bearing deposits in banks	19	(34)	(15)	159	(191)	(32)
Mortgage-backed securities	(14)	(5)	(19)	(10)	(8)	(18)
Other long-term investments	-	-	-	(1)	-	(1)
Loans to other FHLBanks	-	-	-	-	-	-

Total	(100)	(290)	(390)	(136)	(991)	(1,127)

Increase (decrease) in interest expense
Term deposits	-	(1)	(1)	1	(2)	(1)
Other interest-bearing deposits	2	(7)	(5)	3	(24)	(21)
Short-term borrowings	(43)	(170)	(213)	(30)	(640)	(670)
Unswapped fixed-rate Consolidated Bonds	(13)	(34)	(47)	20	(81)	(61)
Unswapped adjustable-rate Consolidated Bonds	(41)	(15)	(56)	(144)	(71)	(215)
Swapped Consolidated Bonds	3	(71)	(68)	2	(205)	(203)
Mandatorily redeemable capital stock	1	-	1	2	(3)	(1)
Other borrowings	-	-	-	-	-	-

Total	(91)	(298)	(389)	(146)	(1,026)	(1,172)

Increase (decrease) in net interest income	$(9)	$8	$(1)	$10	$35	$45

Because of the large reductions in interest rates from 2008 to 2009, changes in individual asset and liability categories in the volume/rate table cannot be aggregated or netted to reflect the changes in balances or spreads between various interest rates. For example, the earnings benefits we have realized from the spread between LIBOR and Discount Notes (short-term borrowings) and from calling high-cost Bonds cannot be distinguished in the table above.
Effect of the Use of Derivatives on Net Interest Income
As explained elsewhere, the primary reason we use derivatives, most of which are interest rate swaps, is to hedge the fixed interest rates of certain Advances and Consolidated Obligations as well as to manage certain embedded options in assets and liabilities. The following table shows the effect of derivatives on our net interest income.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Advances (1)	$(135)	$(63)	$(377)	$(136)
Mortgage purchase commitments (2)	-	-	3	1
Consolidated Obligations (1)	40	23	112	59

Decrease to net interest income	$(95)	$(40)	$(262)	$(76)

(1)	Represents interest rate swap interest.
(2)	Represents the amortization of derivative fair value adjustments.
Although our overall use of derivatives decreased net interest income more in the 2009 periods than in the 2008 periods, the derivatives made our earnings and market risk profile significantly more stable because they effectively created synthetic adjustable-rate LIBOR-based coupon rates for both fixed-rate Advances and fixed-rate Obligations. We funded the synthetic adjustable-rate Advances with short-term Discount Notes and the synthetic adjustable-rate swapped Obligations. Thus, the derivatives provided a much closer match of interest rate cash flows between assets and liabilities than would have occurred without their use.

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
In general, the relative magnitude of each factor depends on changes in both short-term LIBOR and in the notional principal amounts of swapped Advances versus swapped Obligations. The larger reduction in net interest income in the 2009 periods from our use of derivatives was primarily due to the lower short-term LIBOR in 2009 versus 2008, combined with a greater use of derivatives to transform fixed-rate Advances to adjustable-rate LIBOR than of derivatives to transform fixed-rate Obligations to adjustable-rate LIBOR. See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information.
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2009	2008	2009	2008

Other Income
Net gains on held-to-maturity securities	$-	$-	$6	$-
Net gains on derivatives and hedging activities	5	10	13	9
Other non-interest income, net	2	2	6	6

Total other income	$7	$12	$25	$15

Other Expense
Compensation and benefits	$8	$6	$22	$19
Other operating expense	4	3	11	10
Finance Agency	1	1	2	2
Office of Finance	-	1	2	2
Other expenses	1	3	2	4

Total other expense	$14	$14	$39	$37

Average total assets	$81,055	$94,711	$87,196	$93,271
Average regulatory capital	4,537	4,337	4,502	4,196

Total other expense to average total assets (1)	0.07%	0.06%	0.06%	0.05%
Total other expense to average regulatory capital (1)	1.24%	1.27%	1.15%	1.18%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
The net gain on held-to-maturity securities and the net gains on derivatives and hedging activities are discussed above under “Components of Earnings and Return on Equity.” Total other expenses grew less than $2 million, or 5 percent, in the nine-months comparison. Total other expense as a percentage of average total assets and average regulatory capital continued to be one of the lowest of the FHLBanks. We continue to maintain a sharp focus on controlling our operating costs.

REFCORP and Affordable Housing Program Assessments
Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to an approximately 27 percent effective annualized net assessment rate. Depending on the level of the FHLBank System’s earnings, the REFCORP assessment is currently expected to be statutorily retired within the next several years. Lower FHLBank System earnings would extend the retirement date and higher earnings would accelerate the date.
In the first three quarters of 2009, assessments totaled $80 million, which reduced ROE by 2.46 percentage points, compared to $66 million in the first three quarters of 2008, which reduced ROE by 2.16 percentage points. The relative burden of assessments was higher in 2009 than in 2008 because net income before assessments rose by 22 percent while average capital rose by only 7 percent; this means a larger assessment was applied to a modestly larger capital base.
Segment Information
Note 16 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. It is important to note that we manage our financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than exclusively at the level of individual operating business segments. Under this approach, the market risk/return profile of each operating business segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis.
The table below summarizes each segment’s operating results for the three and nine months ended September 30, 2009 and 2008.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended September 30, 2009

Net interest income	$65	$26	$91

Net income	$41	$20	$61

Average assets	$71,248	$9,807	$81,055

Assumed average capital allocation	$3,765	$515	$4,280

Return on Average Assets (1)	0.23%	0.80%	0.30%

Return on Average Equity (1)	4.40%	15.23%	5.70%

Three Months Ended September 30, 2008

Net interest income	$74	$18	$92

Net income	$54	$12	$66

Average assets	$86,100	$8,611	$94,711

Assumed average capital allocation	$3,820	$383	$4,203

Return on Average Assets (1)	0.25%	0.56%	0.28%

Return on Average Equity (1)	5.63%	12.53%	6.26%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Nine Months Ended September 30, 2009

Net interest income	$218	$95	$313

Net income	$155	$64	$219

Average assets	$77,594	$9,602	$87,196

Assumed average capital allocation	$3,864	$478	$4,342

Return on Average Assets (1)	0.27%	0.90%	0.34%

Return on Average Equity (1)	5.36%	17.98%	6.75%

Nine Months Ended September 30, 2008

Net interest income	$204	$64	$268

Net income	$138	$42	$180

Average assets	$84,504	$8,767	$93,271

Assumed average capital allocation	$3,685	$383	$4,068

Return on Average Assets (1)	0.22%	0.64%	0.26%

Return on Average Equity (1)	5.01%	14.67%	5.92%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
For the three-month comparison, the lower net income and lower ROE reflected the unfavorable effects of the reduction in the earnings from capital, the decrease in Advance balances, the decrease in the gain from market value adjustments on derivatives, and the narrower LIBOR-Discount Note spread. These were offset only partially by our calls of Consolidated Bonds identified to fund mortgage-backed securities and the higher gain from short funding. For the nine-months comparison, the increase in net income and ROE reflected the wider portfolio spreads on short-term assets, the Bond calls, the higher gain from short funding, a $4 million increase in Advance prepayment fees, the gains from selling mortgage-backed securities, and the increase in the gain from market value adjustments on derivatives. The last three factors were particularly prevalent in the first quarter of 2009.
Mortgage Purchase Program Segment
The net income and ROE increased in 2009 for both comparison periods. The unfavorable effects from lower earnings from capital were more than offset by replacing a large amount of called Bonds with lower cost debt. We believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay member stockholders, although this segment can exhibit more volatility in profitability over time relative to short-term interest rates than the Traditional Member Finance segment. As discussed elsewhere, mortgage assets are the largest source of our market risk exposure. The effect of market risk exposure from the mortgage-backed securities in the Traditional Member Finance segment is diluted by that segment’s Advances and money market investments, which each have a small amount of residual market risk.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Overview
Residual risk is defined as the risk exposure to our mission and corporate objectives remaining after applying our policies, controls, decisions, and procedures to manage and mitigate risk. Normally, our most significant residual risks are business/strategic risk and market risk. Currently, we believe the most significant risk is business/strategic risk, which we define as the potential adverse impact on corporate objectives from external factors and events over which we have limited control or influence. Our current business/strategic risks arise primarily from:
▪	residual effects from the economic recession, especially in our Fifth District;

▪	residual effects from the financial crisis;

▪	the various other actual and potential actions of the Federal government, including the Federal Reserve, Treasury Department and FDIC, to attempt to mitigate the financial crisis and economic recession;

▪	potentially unfavorable actions regarding the ultimate financial, legislative and regulatory disposition of issues involving the GSEs, especially actions related to Fannie Mae and Freddie Mac with whom the FHLBanks share a common regulator; and

▪	the evolving concerns about some other FHLBanks’ capital adequacy and profitability.
We believe that the residual exposures for our other risks—collectively market risk, capital adequacy, credit risk, and operational risk—continued to be modest in the first nine months of 2009. Market risk exposure continued to be moderate and at a level consistent with our cooperative business model. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk. We continue to conclude that we do not need a loss reserve for any asset class and that no assets are impaired. We did not experience any material operating risk event.
We also believe the funding/liquidity risk eased as 2009 progressed. Although we can make no assurances, we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote. The impact of the financial crisis on our debt issuance capabilities and funding costs lessened, as our long-term funding costs relative to LIBOR and U.S. Treasuries showed a relative improvement and less volatility.
Market Risk
Measurement and Management of Market Risk Exposure
Market risk exposure is the risk of fluctuations in both the economic value of our stockholders’ capital investment in the FHLBank and the level of future earnings from unexpected changes and volatility in the market environment (most importantly interest rates) and our business operating conditions. There is normally a tradeoff between our long-term market risk exposure and short-term earnings. We attempt to minimize long-term market risk exposure while earning a competitive return on members’ capital stock investment. Effective management of both components is important in order to attract and retain members and capital and to support growth in Mission Asset Activity.
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
Our Financial Management Policy established by our Board of Directors specifies five sets of limits regarding market risk exposure, which primarily address long-term market risk exposure. The policy limits address: 1) the sensitivity of the market value of equity to interest rate shocks; 2) the sensitivity of the duration of equity to interest rate shocks; 3) the market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) under two interest rate shocks; 4) the market value sensitivity of the mortgage assets portfolio; and 5) the amount of mortgage assets as a multiple of capital (this limit was implemented in October 2009). We determine compliance with these policy limits at every month-end or more frequently if market or business conditions change significantly. We complied with each of these policy limits in each of the first nine months of 2009, except one for which we had a minor temporary violation in March.
In addition, Finance Agency Regulations and our Financial Management Policy provide controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. We have a minimal amount of mortgage-backed securities of private-label issuers, which can have more volatility in prepayment speeds and credit risk than GSE mortgage-backed securities. We have tended to purchase the senior tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.
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
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Year-to-Date
Market Value of Equity	$4,139	$4,245	$4,330	$4,424	$4,477	$4,480	$4,374

% Change from Flat Case	(6.4)%	(4.0)%	(2.1)%	-	1.2%	1.3%	(1.1)%

2008 Full Year
Market Value of Equity	$3,698	$3,907	$3,979	$4,010	$3,998	$3,956	$3,840

% Change from Flat Case	(7.8)%	(2.6)%	(0.8)%	-	(0.3)%	(1.3)%	(4.2)%

Month-End Results

September 30, 2009
Market Value of Equity	$4,016	$4,110	$4,188	$4,294	$4,322	$4,290	$4,137

% Change from Flat Case	(6.5)%	(4.3)%	(2.5)%	-	0.7%	(0.1)%	(3.7)%

December 31, 2008
Market Value of Equity	$3,831	$3,965	$4,060	$4,153	$4,180	$4,136	$3,924

% Change from Flat Case	(7.8)%	(4.5)%	(2.2)%	-	0.7%	(0.4)%	(5.5)%

Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Year-to-Date	(2.6)	(3.8)	(4.4)	(3.4)	(1.2)	1.1	3.5

2008 Full Year	(5.7)	(4.3)	(2.4)	(0.2)	1.6	2.6	3.1

Month-End Results

September 30, 2009	(1.6)	(3.4)	(4.3)	(3.9)	0.5	2.3	4.8

December 31, 2008	(4.2)	(4.5)	(4.6)	(3.1)	0.6	3.6	6.4
Our residual exposures to market risk continued to be moderate, at levels consistent with historical averages and with our cooperative business model. As of September 30, 2009, for an up 200 basis points instantaneous and permanent interest rate shock, we estimated that the market value of equity would decrease 3.7 percent, or $157 million. Likewise, market risk exposure to lower long-term interest rates was also moderate on September 30, with an estimated loss in the market value of equity of 4.3 percent, or $184 million, for a down 100 basis points interest rate shock. Based on these long-term market risk metrics, which indicate the potential reduction in future earnings over the whole life of asset cash flows, as well as based on analysis of cash flows and earnings simulations, we do not expect that profitability would decrease to uncompetitive levels if interest rates were to change by a substantial amount.
Regarding lower mortgage rates, we called approximately $14 billion of unswapped Bonds in the fourth quarter of 2008 and the first three quarters of 2009 and replaced them with new debt at significantly lower interest costs. Mortgage prepayments did not increase proportionately to the amount of the Bonds called, in part due to the credit conditions—especially falling home prices—that have made refinancing difficult for many homeowners. The amount of Bonds we called will substantially mitigate—but not completely offset—the lower earnings resulting from a possible large acceleration in mortgage prepayment speeds if mortgage rates decrease again substantially.
On September 30, 2009, the mortgage asset portfolio had a net premium balance of $79 million, which was composed of a $90 million net premium balance on the Mortgage Purchase Program and an $11 million net discount balance on mortgage-backed securities. For a 1.00 percentage shock decrease to the currently low mortgage rates, we project there would have been a $16 million immediate increase in net amortization on mortgage asset net premiums (which would lower earnings), while for a 2.00 percentage shock increase to mortgage rates, there would have been a $6 million immediate decrease in net amortization (which would raise earnings). This amount of volatility would not materially affect our ongoing profitability.
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

	September 30, 2009	December 31, 2008

Market Value of Equity to Book Value of Regulatory Capital	103%	94%

Market Value of Equity to Par Value of Regulatory Capital Stock	115%	102%
Both ratios have increased in 2009, due to a combination of generally lower mortgage rates, narrower market spreads on new mortgage assets, the Bond calls discussed above and throughout this filing, and our repurchase of a material amount of excess capital stock in September 2009.
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
% Change in Market Value of Equity—Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results
2009 Year-to-Date	(29.4)%	(17.9)%	(9.3)%	-	5.4%	6.2%	(2.5)%
2008 Full Year	(47.4)%	(16.5)%	(5.4)%	-	(0.4)%	(4.6)%	(17.7)%

Month-End Results
September 30, 2009	(24.7)%	(15.9)%	(8.9)%	-	3.1%	1.6%	(8.3)%
December 31, 2008	(49.4)%	(27.4)%	(13.4)%	-	5.2%	0.8%	(25.0)%
The table shows that as of September 30, 2009 the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet, although the mortgage assets portfolio had substantially greater risk volatility than the entire balance sheet.
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

The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments. The allocation of our derivatives showed no significant trend or change in the last year outside of normal variations. This is as expected given the lack of growth of the types of Advances that we normally hedge with derivatives.

		September 30,	December 31,	September 30,
(In millions)		2009	2008	2008

Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$13,632	$10,140	$12,640
Convertible Advances	Interest rate swap	3,231	3,478	3,506
Putable Advances	Interest rate swap	7,046	6,981	6,894
Advances with purchased caps and/or floors	Interest rate swap	-	1,400	2,400
Regular Fixed-Rate Advances	Interest rate swap	3,543	5,808	5,573
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	-	386	35

Total based on Hedged Item (1)		$27,452	$28,193	$31,048

(1)	We enter into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedge them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including Mandatory Delivery Contracts (the hedged item) and to-be-announced mortgage-backed securities (their hedging instrument).

	September 30,	December 31,	September 30,
(In millions)	2009	2008	2008

Shortcut (Fair Value) Treatment
Advances	$5,918	$8,246	$7,914
Consolidated Obligations	449	860	1,020

Total	6,367	9,106	8,934

Long-haul (Fair Value) Treatment
Advances	7,705	7,790	10,228
Consolidated Obligations	12,983	8,935	11,620

Total	20,688	16,725	21,848

Economic Hedges
Advances	197	1,631	231
Consolidated Obligations	200	345	-
Mandatory Delivery Contracts	126	918	178
To-be-announced mortgage-backed securities hedges	-	386	35

Total	523	3,280	444

Total Derivatives	$27,578	$29,111	$31,226

Changes in the allocation of derivatives according to their accounting treatment reflected normal variations. In particular, the increase in long-haul treatment of Consolidated Obligations reflected greater use of these types of derivatives as a substitute for Discount Note funding. The overall changes shown did not represent a new hedging or risk management strategy or a change in accounting treatment of existing hedges. An economic hedge is defined as the use of a derivative that economically hedges a financial instrument but that is deemed to not qualify for hedge accounting treatment. The decrease in economic hedges from year-end 2008 to September 30, 2009 was primarily due to the maturity of a large Advance hedged with an interest rate swap.
Effective July 1, 2009, in light of the continued evolution of more rigid accounting interpretations surrounding shortcut accounting treatment and to minimize the related accounting risk, we decided to account for all new derivatives hedging Advances using the long-haul treatment. We expect this to result in some additional minor earnings volatility.

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
Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings that we believe is needed to mitigate impairment risk and augment dividend stability in light of all the material risks we face. The current Retained Earnings Policy establishes a range of adequate retained earnings from $140 million to $285 million, with a target level of $170 million. We believe that our retained earnings assessment is conservative. Our methodology biases it towards calculation of a higher amount of retained earnings than we believe actually is needed to protect against impairment risk. In particular, we assume that all unfavorable scenarios and conditions occur simultaneously, implying that each dollar of retained earnings can serve as protection against only one risk event. This scenario is extremely unlikely to occur. On September 30, 2009, we had $407 million of retained earnings, which we believe is sufficient to protect our capital stock against impairment risk and to enhance our ability to protect dividends against earnings volatility.
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

(Dollars in millions)
		Monthly Average
	Quarter End	Nine Months Ended	Year End
	September 30, 2009	September 30, 2009	2008

Total risk-based capital requirement	$ 580	$ 618	$ 543
Total permanent capital	4,152	4,502	4,399

Excess permanent capital	$ 3,572	$ 3,884	$ 3,856

Risk-based capital as a percent of permanent capital	14%	14%	12%
The risk-based capital calculation has historically not been a constraint on our operations. It has ranged from 12 to 20 percent, which is significantly less than the amount of our permanent capital, and has not changed materially during the financial crisis. We expect this to continue to be the case. We do not use the requirement to actively manage our market risk exposure.

Credit Risk
Overview
We assume a substantial amount of inherent credit risk exposure in our dealings with members, purchases of investments, and transactions of derivatives. Credit risk is the risk of monetary loss due to failure of any obligor to meet the terms of any contract with us. Most importantly, credit risk arises from delayed receipt, or no receipt, of principal and interest on assets lent to or purchased from members or investment counterparties, or due to counterparties’ nonpayment of interest due on derivative transactions. We focus on credit risk arising from Advances, loans in the Mortgage Purchase Program, investments, and derivative transactions. For the reasons detailed below, we believe we are exposed to a minimal amount of residual credit risk. Therefore, we have not established a loss reserve or taken an impairment charge on any financial instrument.
Credit Services
Overview. We have numerous policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite deterioration in the credit conditions of many of our members and in the value of some pledged collateral, we believe that we have a minimal residual amount of credit risk exposure in our secured lending activities. We base this assessment on the following factors:

▪	a conservative approach to collateralizing credit that results in significant over-collateralization. This includes 1) systematically raising collateral margins and collateral status as the financial condition of a member or of the collateral pledged deteriorates, and 2) adjusting collateral margins for subprime and nontraditional mortgage loans that we have identified and determined are not properly underwritten;

▪	close monitoring of members’ financial conditions and repayment capacities;

▪	a risk focused process for reviewing and verifying the quality, documentation, and administration of pledged loan collateral;

▪	our belief that we have a moderate level of exposure to poorly performing subprime and nontraditional mortgages pledged as collateral; and

▪	a history of never experiencing a credit loss or delinquency on any Advance.
Because of these factors, we have never established a loan loss reserve for Credit Services.
Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policy parameters is that we require each member’s borrowings to be over-collateralized. This means that each member must maintain borrowing capacity in excess of its credit outstanding and that its borrowing capacity is less than estimated market value of the collateral pledged. As of September 30, 2009, the over-collateralization resulted in total collateral pledged of $160.6 billion against a total borrowing capacity of $101.6 billion. Over-collateralization by one member is not applied to another member.
We assign each member one of four levels of collateral status—Blanket, Securities, Listing, and Physical Delivery—based on our credit rating (described below) that reflects our view of the member’s current financial condition, capitalization, level of problem assets, and other credit risk factors.
Blanket collateral status is the least restrictive and is available for lower risk institutions. We assign it to approximately 85 percent of members. Under a Blanket status, the borrowing member is not required to provide loan level detail on pledged loans. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers. Lower risk members that choose not to pledge loan collateral are assigned Securities status. Under Listing collateral status, a member must pledge, and provide us information on, specifically identified individual loans that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, most insurance companies pledging loans, and newly chartered institutions.

In addition to requiring physical delivery of collateral, we apply more conservative collateral requirements for insurance company members and for newly chartered institutions. The latter are required to deliver collateral until they have developed a solid financial history that trends strongly towards being profitable.
The table below shows the allocation of pledged collateral by collateral type as of September 30, 2009.

	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)
1-4 Family Residential	62%	$ 99.8
Home Equity Loans	20	32.6
Commercial Real Estate	9	14.3
Bond Securities	7	11.4
Multi-Family	1	2.0
Farm Real Estate	(a )	0.5

Total	100%	$ 160.6

(a)	Less than one percent of total pledged collateral.
Collateral is primarily 1-4 family whole first mortgages on residential property or securities representing a whole interest in such mortgages. Compared to December 31, 2008, the percentage of 1-4 family residential collateral rose four percentage points while the percentage of home equity collateral fell five percentage points. We value listed and physically delivered loan collateral at the lesser of par or our internally estimated market value. Securities collateral is valued using two third-party providers. The market value of loan collateral pledged under a Blanket status is assumed to equal the outstanding unpaid principal balance.
We determine borrowing capacity against pledged collateral by applying Collateral Maintenance Requirements (CMRs), which are informally referred to as over-collateralization rates or “haircuts.” CMRs are percentage adjustments (i.e., discounts) applied to the estimated market value of pledged collateral. The discounts are determined by dividing one by the CMR; for example, a CMR of 150 percent translates into a discount of 66.7 percent, which means that 66.7 percent of the market value is eligible for borrowing. CMRs, which are intended to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset in the event we must liquidate collateral, result in borrowing capacity that is less than the amount of pledged collateral. The table below shows the range of discounts resulting from the CMR process for each major collateral type segregated by collateral status.

Discount Range
1-4 Family Residential	57-80%
Home Equity Loans	25-67%
Commercial Real Estate	20-67%
Bond Securities	0-49%
Multi-Family	40-80%
Farm Real Estate	29-57%
We believe our CMR process results in conservative adjustments of borrowing capacity for all collateral types. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally subjected to higher CMRs. Loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information, due to unknown factors which may result in the market value being significantly below the book value of the Blanket loans. In most cases, higher quality assets such as 1-4 family residential mortgage loans must be pledged before we will accept lower quality collateral such as commercial real estate loans.
At September 30, 2009, we had $1,478 million of Advances outstanding to nonmembers that had been acquired by financial institutions who are members of other FHLBanks. The merger on November 6, 2009 of National City Bank into PNC Bank, which is chartered in a different FHLBank district, increased the amount of nonmember Advances and outstanding Letters of Credit, as of that date, by $4,433 million. Our Advances to nonmembers are secured either by marketable securities held in our custody (which totaled $269 million on September 30, 2009) or supported by subordination or other inter-FHLBank security agreements. In accordance with the terms of these agreements, each counterparty FHLBank is required to maintain sufficient collateral to cover our extensions of credit in accordance with its collateral policies and practices, all of which require overcollateralization and periodic verification of collateral levels. Subordination agreements mitigate our risk in the event of default by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing an incentive to ensure pledged collateral values are sufficient to cover all parties.
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

Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. Analysis focuses on asset quality, financial performance and earnings quality, liquidity, and capital adequacy. In addition to the credit ratings process, ongoing analyses are performed of institutions that pose elevated credit risk including problem institutions, insurance companies, and large borrowers. The following tables show the distribution of internal credit ratings we assigned to member and non-member borrowers.
September 30, 2009
     (Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	73	$ 2.0	43	$ 0.3	$ 1.2
2	125	40.2	76	16.8	39.5
3	169	11.5	136	5.8	11.0
4	201	27.8	174	7.7	27.4
5	73	12.7	65	7.1	12.6
6	66	2.8	59	2.0	2.5
7	45	4.6	42	3.1	4.6

Total	752	$ 101.6	595	$ 42.8	$ 98.8

December 31, 2008
     (Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	103	$ 32.7	69	$ 22.1	$ 31.8
2	149	5.8	107	2.4	5.2
3	223	23.9	196	15.3	23.4
4	165	23.5	142	9.0	23.2
5	35	10.1	26	7.2	10.0
6	49	2.6	46	1.8	2.5
7	16	4.5	14	2.9	4.5

Total	740	$ 103.1	600	$ 60.7	$ 100.6

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
Although our members overall have satisfactory credit risk profiles, many of them have been unfavorably affected by the financial crisis, which has resulted in a continuing significant downward trend in our member credit ratings. This trend began in the second half of 2007 and accelerated throughout 2008 and the first three quarters of 2009. As of September 30, 2009, 184 members and borrowing nonmembers (24 percent of the total) had credit ratings of 5 or below, with $20.1 billion of borrowing capacity. Between the end of 2007, when the recession and financial crisis began, and September 30, 2009, we moved a net of 141 institutions and $13.3 billion of borrowing capacity into one of the three lowest credit rating categories, and there has been a substantial movement (a net of 86) of members from the first three highest rating categories into the fourth highest rating category. The small amount of borrowing capacity on September 30 for the 73 members and borrowing nonmembers with the highest credit rating reflects the fact that these are all small financial institutions.
A lower internal credit rating can cause us to 1) decrease the institution’s borrowing capacity via a higher collateral maintenance requirement, 2) require it to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral to us in custody, and/or 4) prompt us to more closely and/or frequently monitor the institution using several established processes. The underwriting is largely performed in advance of individual extensions of credit and is reflected in an institution’s maximum borrowing capacity and, in some cases, maturity limits.
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
The combination of homeowners’ equity and credit enhancements protect us down to approximately a 50 percent loan-to-value level (based on values at loan origination), subject, in certain cases, to an aggregate stop-loss feature in the supplemental mortgage insurance policy. This means that the loan’s value (observed from a sale price or appraisal) can fall to half of its value at the time the loan was originated before we would be exposed to a potential loss.
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
If the implied rating falls below AA, risk-based capital Regulations require us to hold additional risk-based capital to help mitigate the perceived additional credit risk. On September 30, 2009, we had six pools totaling $1.3 billion that fell short of a AA rating, which resulted in an increase of $7 million in our risk-based capital.
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
The following table presents changes in the Lender Risk Account. The amount of loss claims was approximately $1 million for the nine months ended September 30, 2009. Since inception of the Program, loss claims have only used approximately $2 million, or 3 percent, of the Lender Risk Account.

(In millions)	Nine Months Ended
September 30, 2009
Lender Risk Account at December 31, 2008	$ 49
Additions	12
Claims	(1)
Scheduled distributions	(3)

Lender Risk Account at September 30, 2009	$ 57

Loan Characteristics and Credit Performance. Two indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO®). FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. Our policy currently stipulates that we will not purchase conventional loans with a FICO® score of less than 660. In current market conditions, the mortgage industry generally considers a FICO® score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. For conventional loans with FICO® scores between 620 to 660, we also have risk-based pricing adjustments and additional underwriting limitations to further mitigate risks. In addition, we require higher FICOs for loans with loan-to-values that exceed 90 percent.
The following table shows FICO® scores at origination for the conventional loan portfolio. The distributions were similar on September 30, 2009 as in the prior several years.

	September 30,	December 31,
FICO® Score	2009	2008

< 620	0%	0%
620 to < 660	4	5
660 to < 700	11	12
700 to < 740	19	21
>= 740	66	62

Weighted Average	751	745
High loan-to-value ratios, especially those above 90 percent in which homeowners have little or no equity at stake, are key drivers in potential mortgage delinquencies and defaults. The following table shows loan-to-value ratios for conventional loans based on values at origination dates and also values estimated as of September 30, 2009 based on original loan-to-values, principal paydowns that have occurred since origination, and one estimated method of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Origination Dates			Based On Estimated Current Value
	September 30,	December 31,		September 30,	December 31,
Loan-to-Value	2009	2008	Loan-to-Value	2009	2008

<= 60%	21%	21%	<= 60%	34%	34%
> 60% to 70%	19	18	> 60% to 70%	22	19
> 70% to 80%	52	53	> 70% to 80%	28	21
> 80% to 90%	5	5	> 80% to 90%	9	16
> 90%	3	3	> 90% to 100%	4	6
			> 100%	3	4

Weighted Average	70%	70%	Weighted Average	65%	67%

The relatively favorable original and estimated current loan-to-value ratios provide further support for our conclusion that the Mortgage Purchase Program has a strong credit quality. Only 7 percent of loans are estimated to have current ratios above 90 percent. The reduction in home prices since origination dates has been more than offset by regular principal amortization as well as partial prepayments. In large part, this reflects the heavy concentration of our mortgage loans from Ohio (discussed below), which several data sources indicate has had relatively modest decrease in home prices. Although the estimated current loan-to-values have a range of uncertainty based on sampling methods to determine current loan values, our research leads us to believe that the range is not large enough to alter the conclusion that the current loan-to-value ratios are favorable, despite the housing market’s difficulties in the last three years. To help derive this assessment, we evaluated two sources for estimates of current loan values.
The following tables provide additional detailed data on conventional loans with FICO® scores at origination below 660 and, separately, current estimated loan-to-value ratios above 90 percent. Some loans are in both categories.
Conventional Loans with FICO® Scores Below 660

	September 30,	December 31,
Loan-to-Value	2009	2008
<= 60%	25%	23%
> 60% to 70%	25	23
> 70% to 80%	27	25
> 80% to 90%	12	16
> 90% to 100%	5	7
> 100%	6	6
Conventional Loans with Loan-to-Values Above 90%

	September 30,	December 31,
FICO® Score	2009	2008

< 620	3%	3%
620 to < 660	3	3
660 to < 700	7	7
700 to < 740	13	12
>= 740	74	75
For loans with FICO® scores below 660, only 11 percent are estimated to have loan-to-values above 90 percent and their combined 60-day or more delinquency and foreclosure rate, although above the averages for the entire conventional portfolio, is below six percent, which we believe is less than national statistics for loans with FICO® scores below 660. For loans with loan-to-value ratios above 90 percent, only six percent have FICO® scores below 660 and their combined 60-day delinquency or more and foreclosure rate is below six percent.
Based on the available data, we believe we have little exposure to loans in the Program considered to have individual characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The geographical allocation of loans in the Program is concentrated in the Midwest, as shown on the following table based on unpaid principal balance.

	September 30,	December 31,
	2009	2008

Midwest	61%	52%
Southeast	21	24
Southwest	9	11
West	5	7
Northeast	4	6

Total	100%	100%

Midwest includes the states of IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI
Southeast includes the states of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV
Southwest includes the states of AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT
West includes the states of AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY
Northeast includes the states of CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT
After being relatively stable in recent years, loans became more concentrated in the Midwest in the first nine months of 2009 due to an increase in loan purchase activity from our second largest seller, which operates much of its business in Ohio. Our loan concentration in the Midwest may further increase due to the loss of one of our historically largest sellers of loans outside of the Midwest. Loans are less concentrated in the Northeast and West, regions that historically have had the most exposure to credit problems including foreclosures and housing price declines. In addition, less than two percent of total loans were originated in the depressed real-estate market of Florida.
Conventional loans in Ohio represented 50 percent of unpaid principal as of September 30, 2009, an increase from year-end 2008’s 40 percent. No other state had more than ten percent of unpaid principal. Our two largest current sellers operate much of their businesses in Ohio, which has had one of the highest state foreclosure rates in the past few years. To mitigate this concentration risk, we emphasize purchases of mortgage-backed securities in our investment portfolio whose underlying loans are not heavily originated in Ohio. However, delinquency rates (loans past due 90 days or more or in foreclosure) on our Ohio loans (0.3 percent) continue to be significantly lower than the overall delinquency rates (4.1 percent) for Ohio’s prime, fixed-rate mortgages.
The relatively low amount of delinquencies and foreclosures is another indication of the Program’s strong credit quality. An analysis of loans past due 90 days or more or in foreclosure is presented below. For comparison, the table shows the same data nationally, based on a nationally recognized delinquency survey. The 0.8 percent ratio translates into $62 million of principal balance.

	Mortgage Purchase Program		National Averages
	September 30,	December 31,	September 30, (1)	December 31,
	2009	2008	2009	2008
Delinquencies past due 90 days or more, or in foreclosure:

Conventional mortgage loans	0.8%	0.5%	3.5%	2.3%

FHA mortgage loans	3.7	2.9	7.4	6.6

(1)	September 30, 2009 national averages for conventional and FHA mortgage loans are based on the most recent national delinquency data, or June 30, 2009.
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

We perform a credit risk analysis for conventional loans, on a loan-by-loan basis, to determine if projected claims on loans 60 days or more delinquent would be significant enough to exhaust all the credit enhancements. The analysis uses a third party prepayment and housing credit model, which employs conservative assumptions on future home price trends. We also stress this model for an extremely pessimistic assumptions of future home prices. As a result of the analysis, we continue to expect no probable losses on these loans that would exceed the combined credit enhancements, and few losses that would exceed the Lender Risk Account.
Credit Risk Exposure to Supplemental Insurance Providers. The following table presents information on the concentration of supplemental mortgage insurance providers for our conventional loans and their related credit ratings as of September 30, 2009.

	Percent of	Credit Rating
	Portfolio	S&P	Moody’s	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	55%	BB	Ba2	BBB-
Genworth Residential Mortgage Insurance Corporation (Genworth)	45%	BBB+	Baa2	N/A

Total	100%

Genworth is our current sole provider of supplemental mortgage insurance for new business. We discontinued committing new business with MGIC in 2008, although 55 percent of our loans outstanding have supplemental mortgage insurance underwritten by MGIC. We subject both supplemental mortgage insurance providers to standard credit underwriting analysis. As of September 30, 2009, a stress test of potential exposure resulted in an estimated $13 million total gross credit exposure from both providers and net exposure after consideration of the protection afforded by the Lender Risk Account of $1 million. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of our entire conventional portfolio defaulting and the insurance providers being financially unable to pay any of the resulting claims. Over its life, we have had only 78 claims paid in the Mortgage Purchase Program, all of which we funded from the Lender Risk Account except for one partial claim paid by a supplemental mortgage insurance provider. Therefore, we believe we have a very small amount of expected credit exposure to both providers. See the related discussion in “Business Related Developments and Update on Risk Factors” of the “Executive Overview.”
Investments
Money Market Investments. Most money market investments are unsecured and therefore present credit risk exposure. A credit event for an investment security could be triggered by its default, by delayed payments of principal or interest, or by a rating downgrade that results in a realized market value loss. We believe our conservative investment policies and practices result in a nominal amount of credit risk exposure in our investment portfolio. Our Financial Management Policy permits us to invest only in highly rated counterparties and stipulates restrictions on the amount of exposure we are permitted to have to an individual counterparty and affiliated counterparties.
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

(In millions)	September 30, 2009	December 31, 2008

Federal Reserve deposits (1)	$ 2,733	$ 19,906
Aaa/AAA	2,250	-
Aa/AA	8,055	2,512
A	3,445	-
Baa/BBB	-	-

Total	$ 16,483	$ 22,418

(1)	The September 30, 2009 Federal Reserve deposit balance is included in Cash and due from banks on the Statement of Condition.
On September 30, 2009, the unsecured investments held with the Aaa/AAA counterparty were short-term Discount Notes issued by Freddie Mac. In the fourth quarter of 2008 and the first three months of 2009, contrary to our historical practice of investing with private companies, we held on average a majority of our short-term investments as overnight deposits at the Federal Reserve Bank. We believed this was prudent during the height of the financial and credit crisis because these deposits presented no credit risk exposure. Due to our perception that the credit crisis had eased beginning at the end of the first quarter, we decreased our holding of Federal Reserve deposits to smaller amounts. The balance on September 30 in this account resulted from our decision to keep funds at the Federal Reserve instead of investing with traditional unsecured counterparties due to the zero or negative interest rates available on overnight investments with those counterparties at the end of the quarter.
Mortgage-Backed Securities. We have never held any asset-backed securities other than mortgage-backed securities. Historically, almost all of our mortgage-backed securities have been GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. On September 30, 2009, we held six private-label mortgage-backed securities with an outstanding principal balance of $210 million. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.”
As indicated in Note 5 of the Notes to Unaudited Financial Statements, on September 30, 2009, our mortgage-backed securities issued by GSEs in the held-to-maturity securities portfolio had an estimated net unrealized gain totaling $479 million, which was four percent of their amortized cost. The gain reflects the lower overall level of mortgage rates on September 30 compared to when the securities were originated. Most of these securities were issued by Fannie Mae or Freddie Mac.
In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs continue to receive the highest senior debt ratings available from the NRSROs, which are based in part on their perceived backing by the U.S. government, although the U.S. government does not guarantee Fannie Mae or Freddie Mac securities, either directly or indirectly. Nonetheless, we believe the conservatorships lower the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.

Private-label mortgage-backed securities have more credit risk than GSE and agency mortgage-backed securities because the issuers do not guarantee principal and interest payments. However, we believe the private-label securities that we own are comprised of high quality mortgages and have, and will continue to have, a minimal amount of credit risk. We base this assessment on the following factors.
▪	Each carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating. See the table immediately below for information on credit subordination compared to delinquencies.

▪	Each is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003 or earlier, not in more recent years when the largest numbers of the mortgages with current and expected credit issues were issued.

▪	Each has loan characteristics consistent with favorable expected credit performance. Only 2.5 percent of original principal balances had original FICO® scores below 650, the average original FICO® score was 740, and the average current estimated loan-to-value ratio at September 30, 2009 was 50 percent.

▪	Each has a strong and seasoned credit performance experience. At September 30, 2009, the 60-day or more delinquency rate was only 0.20 percent and a de minimis amount (0.34 percent) of the loans backing the securities were in foreclosure or real-estate owned.

▪	Each continues to receive a triple-A rating.
The following table summarizes the credit support of our private-label mortgage-backed securities:

	Original	Current		Weighted
	Weighted-	Weighted	Minimum	Average
	Average	Average	Current	Collateral
	Credit Support	Credit Support	Credit Support	Delinquency (1)

Private-label mortgage-backed securities

September 30, 2009	4.7%	7.5%	5.4%	0.54%

December 31, 2008	4.7	6.7	5.1	0.33

(1)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
In addition, we perform a projected cash flow analysis that considers various factors that affect credit risk exposure, including under stressful conditions for defaults. At September 30, 2009, the analysis indicated that each security will continue to provide all contractual amounts of principal and interest on a timely basis.
The following table presents the fair value of our private-label mortgage-backed securities as a percent of unpaid principal balance:

(Dollars in millions)			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance

September 30, 2009	$208	$210	99.0%

December 31, 2008	263	304	86.6
As of September 30, 2009, our private-label mortgage-backed securities had an estimated net unrealized loss totaling $2 million, which was one percent of their amortized cost. On December 31, 2008, the same portfolio had an estimated unrealized loss totaling $41 million. The decrease in unrealized loss was due to overall reductions in mortgage rates in 2009 and to recovery of a portion of the illiquidity in the mortgage markets for these types of securities. As of September 30, 2009, our six private-label mortgage-backed securities had an average of 72 percent of their original principal balances paid down. Based on the analysis presented above, we have determined that the small amount of gross unrealized losses on our private-label mortgage-backed securities as of September 30, 2009, as for all previous periods, were temporary. We believe these losses were the result of interest rate changes and/or illiquidity in the credit and mortgage markets, which has increased market yields for these securities, rather than an indication of a material deterioration in the creditworthiness of the underlying collateral. We do not intend to sell these securities, and our analysis of available evidence indicates that it is more likely than not that we will recover their entire amortized cost basis. Therefore, we continue to believe that our private-label securities are not other-than-temporarily impaired. See Note 6 of the Notes to Unaudited Financial Statements for more detailed information supporting our assessment.
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
The table below presents, as of September 30, 2009, the gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.

(Dollars in millions)
			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	7	10,211	2	-	2
A	8	17,241	41	(35)	6

Total	15	$27,452	$43	$(35)	$8

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
After collateral exchanges, we had net unsecured credit exposure of $8 million. Because of the terms of our swap contracts, use of highly-rated institutions, and the collateralization process, which limit our credit risk exposure to threshold amounts, we continue to expect no credit losses from our derivative transactions.
The following table presents, as of September 30, 2009, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.
(In millions)

	Credit		Net
	Rating	Notional	Unsecured
Counterparty	Category	Principal	Exposure

Barclays Bank PLC	Aa/AA	$5,074	$-
Bank of America, N.A.	A	4,401	-
Credit Suisse International	A	3,111	3
All others (12 counterparties)	A to Aa/AA	14,866	5

Total		$27,452	$8

Although we cannot predict if we will realize credit or market risk losses from any of our counterparties, we have no reason to believe any of them will be unable to continue making timely interest payments or to more generally continue to satisfy the terms and conditions of their derivative contracts.

Liquidity Risk and Contractual Obligations
Liquidity Overview
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost-efficient manner. Liquidity risk is the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing permanent liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the first nine months of 2009, our share of participations in debt issuance totaled $493.8 billion of Discount Notes and $26.5 billion of Consolidated Bonds.
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
We actively monitor our liquidity measures. Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In the first nine months of 2009, as in all of 2008, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations.
We believe that in the first nine months of 2009, our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. We expect this to continue to be the case. The System’s triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.
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

(In millions)	September 30,	December 31,
	2009	2008
Total Contingency Liquidity Reserves	$25,181	$34,566
Total Requirement	(11,248)	(15,125)

Excess Contingency Liquidity Available	$13,933	$19,441

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

(In millions)	September 30,	December 31,
	2009	2008
Total Eligible Deposit Reserves	$39,967	$66,733
Total Member Deposits	(1,665)	(1,193)

Excess Deposit Reserves	$38,302	$65,540

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of September 30, 2009. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at year-end 2008, and changes reflected normal business variations. As discussed elsewhere in this filing, we believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$14,067	$12,719	$6,924	$7,350	$41,060
Mandatorily redeemable capital stock	5	58	24	-	87
Other long-term obligations (term deposits) – par	64	14	-	-	78
Pension and other postretirement benefit obligations	1	3	4	13	21
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	2	-	5

Total Contractual Obligations before off-balance sheet items	14,138	12,796	6,954	7,363	41,251

Off-balance sheet items (1)
Commitments to fund additional Advances	-	-	-	-	-
Standby Letters of Credit	5,409	60	17	78	5,564
Standby bond purchase agreements	144	68	200	-	412
Commitments to fund mortgage loans	126	-	-	-	126
Consolidated Obligations traded, not yet settled	15	370	-	-	385
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments (2)	-	-	-	-	-

Total off-balance sheet items	5,694	498	217	78	6,487

Total Contractual Obligations and off-balance sheet items	$19,832	$13,294	$7,171	$7,441	$47,738

(1)	Represents notional amount of off-balance sheet obligations.

(2)	In September 2008, all 12 FHLBank’s entered into an agreement with the United States Department of Treasury to establish a GSE secured lending credit facility. The facility is designed to serve as a contingent source of liquidity for the housing GSEs. The agreement terminates on December 31, 2009. The FHLBank does not currently expect to access funding under the facility.
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
We believe there were no material developments regarding our operational risk in the first nine months of 2009.

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
Our critical accounting policies and estimates are described in detail in our 2008 annual report on Form 10-K. Below is a description of our fair value processes as a result of applying new fair value measurement guidance. We have also provided an explanation of our other-than-temporary impairment analysis for investment securities as a result of recent adoption of new other-than-temporary impairment guidance. There have been no material changes during the period to our other policies and estimates described in the 2008 annual report on Form 10-K.
Other-Than-Temporary Impairment Analysis for Investment Securities
Due to the decline in value of residential U.S. real estate and difficult conditions in the credit and mortgage markets, we closely monitor the performance of our private-label mortgage-backed securities portfolio to evaluate our exposure to the risk of loss of principal or interest on these investments and to determine on a quarterly basis whether this risk of loss represents an other-than-temporary impairment. The other-than-temporary impairment analysis considers all available evidence and requires management to make a number of significant judgments, estimates, and assumptions.
An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we assess whether the amortized cost basis of the security will be recovered by considering numerous factors as described in Note 6 of the Notes to Unaudited Financial Statements. We recognize impairment losses if we intend to sell the security, or when available evidence indicates it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. We also recognize impairment losses when any credit losses are expected for the security. This requires consideration of market conditions and projections of future results.
We use a detailed cash flow analysis to determine if likely credit losses exist for a security. The cash flow analysis requires estimating the present value of cash flows expected to be collected based on the structure of a security and certain assumptions, such as delinquency, default rates, loss severity, and voluntary prepayment rates. These estimates of projected cash flows require significant judgments, estimates and assumptions, especially considering the unprecedented deterioration in the national housing market, the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity imprecise. Other parties could arrive at different conclusions as to the likelihood of various default and severity outcomes throughout the life of a security.
In addition to the base case cash flow analysis described in Note 6 of the Notes to Unaudited Financial Statements, we also performed a sensitivity test based on a different scenario that reflects a plausible but more adverse than the base case current-to-trough housing price decline with a more shallow and slower rate of housing price recovery. Specifically, the current-to-trough forecast showed a decline of 5 percentage points more than the base case current-to-trough housing price decline, and the housing price recovery path projected housing prices to remain unchanged from trough levels in the first year, to increase 1 percent in the second year, to increase 2 percent in the third year and to increase 3 percent per year thereafter. Under each of these scenarios, no shortfall of principal or interest is expected.
If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of September 30, 2009, we did not consider any of our investment securities to be other-than-temporarily impaired.

Fair Values
Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions, which may be reflected in the Statements of Condition or related Notes to Unaudited Financial Statements at fair value. We carry investments classified as available-for-sale and trading, and all derivatives, on the Statements of Condition at fair value.
Fair value measurement guidance establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statements of Condition. Fair value is defined as the price – the “exit price” – that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date.
In April 2009, the FASB issued guidance addressing the determination of when a market for a financial asset or a financial liability is not active and when a transaction is not distressed for fair value measurements. We elected to adopt this guidance in the first quarter of 2009 and applied it when determining the fair value of assets and liabilities.
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
We have control processes designed to ensure that fair value measurements are appropriate and reliable, that they are based on observable inputs for orderly transactions wherever possible and that our valuation approaches and assumptions are reasonable and consistently applied. Where applicable, valuations are also compared to alternative external market data (e.g., quoted market prices, broker or dealer indications, pricing services and comparative analyses to similar instruments). For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 17 of the Notes to Unaudited Financial Statements.

We categorize each of our financial instruments carried at fair value into one of three levels in accordance with the fair value hierarchy. The hierarchy is based upon the transparency (observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources (Levels 1 and 2), while unobservable inputs reflect our assumptions of market variables (Level 3). Management utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Because items classified as Level 3 are valued using significant unobservable inputs, the process for determining the fair value of these items is generally more subjective and involves a high degree of management judgment and use of assumptions. The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level of valuation hierarchy.
(Dollars in millions)

	At September 30, 2009
	Assets					Liabilities
		Available-
	Trading	for-sale	Derivative			Derivative
	Securities	Securities	Assets (1)		Total	Liabilities (1)
Level 1	-%	-%		-%	-%	-%
Level 2	100	100		100	100	100
Level 3	-	-		-	-	-

Total	100%	100%		100%	100%	100%

Total GAAP Fair Value	$2,253	$5,725		$9	$7,987	$270

	At December 31, 2008
	Assets					Liabilities
		Available-
	Trading	for-sale	Derivative			Derivative
	Securities	Securities	Assets (1)		Total	Liabilities (1)
Level 1	-%	-%		-%	-%	-%
Level 2	100	100		100	100	100
Level 3	-	-		-	-	-

Total	100%	100%		100%	100%	100%

Total GAAP Fair Value	$3	$2,512		$17	$2,532	$286

(1)	Based on total fair value of derivative assets and liabilities after effect of counterparty netting and cash collateral netting.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4. Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of September 30, 2009, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of September 30, 2009, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of September 30, 2009, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $190.1 million of such credit support during the three months ended September 30, 2009. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.
Item 5. Other Information.
(a)	On September 17, 2009, the Board of Directors of the FHLBank approved several amendments to the FHLBank’s Bylaws. Article IV of the Bylaws was amended to reflect changes made by the Housing the Economic Recovery Act of 2008 (HERA) in the composition of the Board, the qualifications of its directors and the nomination and election of independent directors. Additionally, a new section on vacancies on the Board was added. Certain other technical and clarifying amendments also were made.

The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the amended Bylaws, a copy of which is attached as Exhibit 3.2.
Item 6. Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of November 2009.

FEDERAL HOME LOAN BANK OF CINCINNATI (Registrant)

By:	/s/ David H. Hehman David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able Donald R. Able
Senior Vice President, Controller (principal financial officer)

INDEX OF EXHIBITS

Document incorporated
Exhibit		by reference, filed or
Number (1)	Description of exhibit	furnished, as indicated below

3.2	Bylaws, as amended through September 17, 2009	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.