Form 10-K
period 2009-12-31
Federal Home Loan Bank of Cincinnati
filed 2010-03-18
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
☐ Yes   ☑ No
     As of February 28, 2010, the registrant had 30,601,985 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.
Documents Incorporated by Reference: None

2 of 183

PART I
Special Cautionary Notice Regarding Forward Looking Information
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, credit, market, and member conditions on our financial condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, and members’ mergers and consolidations, deposit flows, liquidity needs, and loan demand;
▪	political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other FHLBanks and other government-sponsored enterprises, and/or investors in the Federal Home Loan Bank System’s (FHLBank System) debt securities, which are called Consolidated Obligations or Obligations;
▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;
▪	the financial results and actions of other FHLBanks that could affect our ability, in relation to the System’s joint and several liability for Consolidated Obligations, to access the capital markets on favorable terms or preserve our profitability, or could alter the regulations and legislation to which we are subject;
▪	changes in investor demand for Consolidated Obligations;
▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;
▪	the ability to attract and retain skilled individuals;
▪	the ability to develop and support technology and information systems that effectively manage the risks we face;
▪	the ability to successfully manage new products and services; and
▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.
We do not undertake any obligation to update any forward-looking statements made in this document.
In this filing, the interrelated disruptions in the financial, credit, housing, capital, and mortgage markets during 2008 and 2009 are referred to generally as the “financial crisis.”
Item 1.   Business.
COMPANY INFORMATION
Organizational Structure
The FHLBank is a regional wholesale bank that provides financial products and services to our member financial institutions. We are one of 12 District Banks in the FHLBank System; our region, known as the Fifth District, comprises Kentucky, Ohio and Tennessee. The U.S. Congress created the FHLBank System in the Federal Home Loan Bank Act of 1932 (the FHLBank Act) to improve liquidity in the U.S. housing market. Each District Bank is a government-sponsored

3 of 183

enterprise (GSE) of the United States of America and operates as a separate entity with its own stockholders, employees, and Board of Directors. A GSE combines private sector ownership with public sector sponsorship. The FHLBanks are not government agencies and are exempt from federal, state, and local taxation (except real property taxes). The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System.
The FHLBank System also includes the Federal Housing Finance Agency (Finance Agency) and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Agency also oversees the conservatorships of Fannie Mae and Freddie Mac. The Office of Finance is a joint office of the District Banks established and regulated by the Finance Agency to facilitate the issuing and servicing of the FHLBank System’s Consolidated Obligations.
In addition to being GSEs, the FHLBanks are cooperative institutions. Our stockholders are also our primary customers. Private-sector financial institutions voluntarily become members of our FHLBank and purchase capital stock in order to gain access to products and services. Only members can purchase capital stock. All Fifth District federally insured depository institutions, insurance companies that engage in residential housing finance, and community development financial institutions that meet standard eligibility requirements are permitted to apply for membership. By law, an institution is permitted to be a member of only one Federal Home Loan Bank, although a holding company through its subsidiaries may have memberships in more than one District Bank.
We require each member to purchase capital stock as a condition of membership and may require a member to purchase stock above the membership stock amount when utilizing products or services. We issue, redeem, repurchase, and exchange capital stock only at its stated par value of $100 per share. By law, our stock is not publicly traded. Our Capital Plan enables us to efficiently expand and contract capital needed to capitalize assets in response to changes in the membership base and their credit needs.
The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 17-member Board of Directors, all of whom our members elect. Ten directors are executives and/or directors of our member institutions, while the remaining directors are independent directors who represent the public interest.
The number and composition of our members have been relatively stable in the last 10 years, between 720 and 760, with the number of new members generally offset by a similar number of exiting members due to mergers and acquisitions. At the end of 2009, we had 735 members.
As of December 31, 2009, we had 196 full-time employees and 5 part-time employees. Our employees are not represented by a collective bargaining unit.
Mission and Corporate Objectives
The FHLBank’s mission is to provide financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing and flow of credit for housing and community lending throughout the Fifth District. We achieve our mission through a cooperative business model. We raise private-sector capital from member stockholders and issue high-quality debt in the capital markets with other FHLBanks to provide members with competitive services—primarily a reliable, readily available, low-cost source of funds called Advances—and a competitive return on their FHLBank capital investment through quarterly dividend payments. An important component of our mission related to public sector sponsorship is providing affordable housing programs and activities to support members in their efforts to assist lower-income housing markets.

4 of 183

Our corporate objectives are to:
▪	operate safely and soundly, remain able to raise funds in the capital markets, and optimize our counterparty and deposit ratings;
▪	expand business activity with members;
▪	earn and pay a stable long-term competitive return on members’ capital stock;
▪	maximize the effectiveness of contributions to Housing and Community Investment programs; and
▪	maintain effective corporate governance processes.
To accomplish these objectives, we operate under a philosophy of risk aversion. We strive to maintain modest exposure to business, market, credit, and operational risks and to operate with ample liquidity and capitalization. We believe our business is financially sound, conservatively managed, and well capitalized on a risk-adjusted basis.
Our company’s cooperative ownership structure and the constant par value of stockholders’ capital investment mean that member stockholders derive value from two sources:
▪	the competitive prices, terms, and characteristics of our products; and
▪	a competitive dividend return on their capital investment.
In order to maximize these two sources of membership value, we must strike a balance between offering more attractively priced products, which tend to decrease profitability and therefore dividend payments, and paying attractive dividends, which tends to result from higher priced products. We believe members’ investment in our capital stock is comparable to investing in high-grade short-term, or adjustable-rate, money market instruments or in adjustable-rate preferred equity instruments. We structure our risk exposure so that earnings tend to move in the same direction as changes in short-term market rates. Having relatively stable earnings measured against short-term market rates furnishes member stockholders a degree of predictability on their future dividend returns. There is normally a tradeoff between the level and stability of our stock returns, both in the near term and long term. One measure of our successful resolution of this tradeoff is that relatively few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.
Business Activities
Our principal activity is making readily available, competitively priced and fully collateralized Advances to members. Together with the issuance of collateralized Letters of Credit, Advances constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program and hold them as portfolio investments. This program offers members a competitive alternative to the traditional secondary mortgage market. Together, these product offerings constitute our “Mission Asset Activity.”
In addition, through various Housing and Community Investment programs, we assist members in serving very- low-, low-, and moderate-income housing markets and community economic development. These programs provide Advances at below-market rates of interest, as well as direct grants and subsidies, and can help members satisfy their regulatory requirements under the Community Reinvestment Act. In contrast to Mission Asset Activity, these programs normally generate no profits.
To a more limited extent, we also offer members various correspondent services that assist them in their administration of operations.
To help us achieve our mission, we invest in highly-rated debt instruments of financial institutions and the U.S. government and in mortgage-related securities. In practice, these investments normally include short-term money market instruments and longer-term mortgage-backed securities. Investments furnish additional liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.
Our primary source of funding and liquidity is through participating in the issuance of the FHLBank System’s unsecured debt securities—Consolidated Obligations—in the capital markets. Obligations are the joint and several obligations of all

5 of 183

12 District Banks, backed only by the financial resources of the 12 FHLBanks. A secondary source of funding is our capital. A critical component to the success of our operations is the ability to regularly issue Obligations under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR)) compared with many other financial institutions. We also execute cost-effective derivative transactions to help hedge market risk exposure. These capabilities enable us to offer members a wide range of Mission Asset Activity and enable members to access the capital markets, through their activities with the FHLBank, in ways that they may be unable to do without our services.
The System’s comparative advantage in funding is due largely to its GSE status, which is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody’s Investors Service (Moody’s) and Standard & Poor’s currently assign, and historically have assigned, the System’s Obligations the highest ratings available: long-term debt is rated Aaa by Moody’s and AAA by Standard & Poor’s, and short-term debt is rated P-1 by Moody’s and A-1+ by Standard & Poor’s. These two rating agencies also assign the highest counterparty and deposit ratings available (triple-A) to our FHLBank. These ratings indicate a belief that the FHLBanks have an extremely strong capacity to meet their commitments to pay timely principal and interest on their debt and that the debt is considered to be of the highest quality with minimal credit risk. Maintaining these ratings is vital to fulfilling our mission. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, any Obligation.
The agencies’ rationales for the System’s and our ratings include:
▪	the FHLBank System’s status as a GSE;
▪	the joint and several liability for Obligations;
▪	excellent overall asset quality;
▪	strong liquidity;
▪	conservative use of derivatives;
▪	adequate capitalization relative to our risk profile; and
▪	a permanent capital structure.
A credit rating is not a recommendation to buy, sell or hold securities. A rating organization may revise or withdraw its ratings at any time, and each rating should be evaluated independently of any other rating. We cannot predict what future actions, if any, a rating organization may take regarding the System’s and our ratings.
Sources of Earnings
Our major source of revenue is interest income earned on Advances, Mortgage Purchase Program notes, and investments. Major items of expense are:
▪	interest paid on Consolidated Obligations and deposits to fund assets;
▪	the requirement to pay 20 percent of annual net earnings to the Resolution Funding Corporation (REFCORP) fund;
▪	costs of providing below-market-cost Advances and direct grants and subsidies under the Affordable Housing Program; and
▪	non-interest expenses (i.e., other expenses on the Statements of Income).

6 of 183

The largest component of earnings is net interest income, which equals interest income minus interest expense. We derive net interest income from three elements, each of which can vary over time with changes in market conditions, including most importantly interest rates, business conditions and our risk management activities:
▪	the interest rate spread, being the difference between the interest we earn on assets and the interest we pay on liabilities;
▪	funding a portion of interest-earning assets with capital on which we do not pay interest; and
▪	leverage of capital with interest-earning assets.
Regulatory Oversight
The Finance Agency is headed by a director (the Director) who has sole authority to promulgate Agency regulations and to make other Agency decisions. The Finance Agency is charged with ensuring that each FHLBank:
▪	carries out its housing and community development finance mission;
▪	remains adequately capitalized;
▪	operates in a safe and sound manner; and
▪	complies with Finance Agency Regulations.
To carry out these responsibilities, the Finance Agency conducts on-site examinations at least annually of each FHLBank, as well as periodic on- and off-site reviews. Regulations prohibit the public disclosure of examination results. Each FHLBank must submit monthly information to the Agency on its financial condition and operating results. Penalties for non-compliance with Finance Agency Regulations are at the discretion of the Agency. While each FHLBank has substantial discretion in governance and operational structure, the Finance Agency maintains broad supervisory and regulatory authority. In addition, the Comptroller General has authority to audit or examine the Finance Agency and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the FHLBank Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.
BUSINESS SEGMENTS
We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity in two business segments: Traditional Member Finance and the Mortgage Purchase Program. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLBank. See the “Segment Information” section of “Results of Operations” in Item 7 and Note 18 of the Notes to Financial Statements for more information on our business segments including their results of operations.
Traditional Member Finance
Credit Services
Features. Advances provide members competitively priced sources of funding to manage their asset/liability and liquidity needs. Advances can both complement and be alternatives to retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient, fast, and continual access to funds for our members, which we believe provides substantial benefit to members. Because of our normally ample liquidity and because a member must have in place approved applications and processes—including adequate collateral—before it can borrow from us, in most cases members can access funds on a same-day basis.
Each member must supply us with a security interest in eligible collateral with total estimated market value of more than 100 percent of its borrowings outstanding. Collateral is composed primarily of high quality performing loans—primarily one- to four-family residential mortgages. We believe that the combination of conservative collateral policies and risk-based credit underwriting activities effectively mitigate credit risk associated with Advances. We have never experienced a credit loss on Advances, nor have we ever determined it necessary to establish a loss reserve. Item 7’s “Qualitative and

7 of 183

Quantitative Disclosures About Risk Management” has more detail on our credit risk management of member borrowings.
Letters of Credit are collateralized contractual commitments we issue on our members’ behalves to guarantee their performance to third parties. A Letter of Credit may obligate us to make direct payments to a third party, in which case it is treated as an Advance to the member. The most popular use of Letters of Credit is as collateral supporting public unit deposits. Public unit deposits are deposits held by governmental units at financial institutions. Our Letters of Credit have a triple-A rating because of our triple-A long-term credit ratings. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized.
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
Advance Programs. Repurchase based (REPO) Advances are structured similarly to repurchase agreements from investment banks, with one principal difference. Members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as they do in a repurchase agreement. REPO Advances have fixed rates of interest and short-term maturities from one day up to one year, with principal and interest paid at maturity. A majority of REPO Advances outstanding tend to have overnight maturities.
LIBOR Advances have adjustable interest rates typically priced off 1- or 3-month LIBOR indices. Generally, any prepayment is permitted without a fee if it is made on a repricing date.
Regular Fixed Rate Advances have terms of three months to 30 years, with interest normally paid monthly and principal repayment normally at maturity. They have no call or put options.
Putable and Convertible Advances are fixed or adjustable-rate Advances that provide us an option to terminate the Advance (for the Putable) or an option to convert it to a LIBOR Advance (for the Convertible), usually after an initial “lockout” period. Selling us these options enables members to secure lower rates on Putable/Convertible Advances compared to Regular Fixed Rate Advances with the same final maturity. Although we stopped offering Convertible Advances at the beginning of 2006, we still have a substantial amount outstanding.
Mortgage-Related Advances are fixed rate, amortizing Advances with final maturities of 5 to 30 years. Members structure amortization and prepayment schedules that may be similar to those of residential mortgage loans. We offer two basic prepayment structures for which we do not charge prepayment fees. The first structure is an annual constant prepayment rate, which establishes a fixed and required principal paydown schedule. The second structure permits the member, at its option, to repay principal, once annually, in excess of the scheduled amortization based on actual annualized prepayment speeds experienced on 15-year or 30-year current-coupon mortgage-backed securities from Fannie Mae and Freddie Mac specified on the Advance’s trade date. For each structure, members can prepay additional principal subject to our standard applicable prepayment fees.
We also offer several other Advance programs that have smaller outstanding balances.

8 of 183

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
We determine prepayment fees using standard present-value calculations that make us economically indifferent to the prepayment. The prepayment fee equals the present value of the estimated profit that we would have earned over the remaining life of the prepaid Advance. If a member prepays principal on an Advance that we have hedged with an interest rate swap, we may also assess the member a fee to compensate us for the cost we incur for terminating the swap before its stated final maturity.
Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year’s regulatory income. See Note 14 of the Notes to Financial Statements for a complete description of the Affordable Housing calculation. This assessment is mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA).
The Affordable Housing Program consists of the Competitive Program and two homeownership set-aside programs: the Welcome Home Program and the Mortgage Refinancing Assistance Program. Under the Competitive Program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in semiannual offerings. Under the Welcome Home Program, funds are normally available beginning in March until they have been fully committed. Members use Welcome Home to assist very low-, low-, and moderate-income families with the down payment and closing costs associated with home purchases. Under the Mortgage Refinancing Assistance Program, funds were first available beginning October 1, 2009, and remain available until the funds are fully committed or until July 30, 2010. Members may use the Mortgage Refinancing Assistance Program to assist homeowners in refinancing mortgages under qualified mortgage refinancing programs. Under both the competitive and set-aside programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. For 2010, up to 35 percent of the Affordable Housing accrual will be set aside for the Welcome Home Program and the Mortgage Refinancing Assistance Program and the remainder allocated to the Competitive Program.
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
Finally, the Board may allocate funds to two voluntary programs: the American Dream Homeownership Challenge program and the Preserving the American Dream program. Both programs are funded with voluntary contributions over and above any regulatory mandated programs. The American Dream Homeownership Challenge grant program provides funds through our members to increase homeownership by minorities and those with special needs. The Preserving the American Dream program provides grant funds through members to non-profit agencies to assist households facing delinquency and default. The Board reviews these programs annually to determine the amount to fund, if any.
Investments
We invest in short-term unsecured money market instruments and longer-term mortgage-related securities. There are five ways the investment portfolio helps us achieve our corporate objectives:
▪	Liquidity management. Investments, especially money market investments, help us manage liquidity. We can structure our short-term debt issuances so that money market investments mature sooner than this debt, providing a source of contingent liquidity when Advance demand spikes or in periods of market stresses when it may not be advantageous or possible to participate in new debt issuance. We also may be able to transform certain investments to cash without a significant loss of value. Money market investments also support our ability to issue most Advances on the same day members request them.

9 of 183

▪	Earnings enhancement. The investments portfolio assists with earning a competitive return on capital, which enhances the value of membership, members’ preferences to hold excess capital stock to support Mission Asset Activity, and our commitment to Housing and Community Investment programs.
▪	Market risk management. Short-term money market investments help stabilize earnings because they typically earn a “locked in” match-funded spread with little market risk.
▪	Debt issuance management. Maintaining a money market investment portfolio can help us participate in attractively priced debt issuance, on an opportunistic basis. We can temporarily invest proceeds from debt issuances in short-term liquid assets and quickly access them to fund demand for Mission Asset Activity, rather than having debt issuances dictated solely by the timing of member demand.
▪	Support of housing market. Investment in mortgage-backed securities and state housing finance agency bonds directly supports the residential mortgage market by providing capital and financing for mortgages.
We strive to ensure our investment purchases have a moderate degree of market risk and credit risk, which tends to limit the returns we expect to earn on these securities. We believe that a philosophy of purchasing investments with a high degree of market or credit risk would be inconsistent with our public sponsorship and GSE status. Finance Agency Regulations and our internal policies specify general guidelines for, and relatively tight constraints on, the types, amounts, and risk profile of investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We are permitted to invest only in the instruments of counterparties with high credit ratings, and because of our prudent investment policies and practices, we believe all of our investments have high credit quality. We have never had a credit loss or credit-related write down of any investment security. Item 7’s “Qualitative and Quantitative Disclosures About Risk Management” has more detail on our credit risk management of investments.
For short-term money market instruments, we are permitted to purchase overnight and term Federal funds, certificates of deposit, bank notes, bankers’ acceptances, and commercial paper. We may also place deposits at the Federal Reserve Bank. For longer-term investments, we are permitted to purchase:
▪	debt securities issued by the U.S. government or its agencies;
▪	mortgage-backed securities and collateralized mortgage obligations supported by mortgage securities (together, mortgage-backed securities) and issued by GSEs or private issuers;
▪	asset-backed securities collateralized by manufactured housing loans or home equity loans and issued by government-sponsored enterprises or private issuers; and
▪	marketable direct obligations of certain government units or agencies (such as state housing finance agencies) that supply needed funding for housing or community lending and that do not exceed 20 percent of our regulatory capital.
Each security in the last three categories, except those issued by GSEs, must be rated triple-A by Moody’s or Standard & Poor’s on its purchase date. We are not permitted to purchase most common stocks, instruments issued by non-U.S. entities, debt instruments that are non-investment grade on their trade dates, and interest-only and principal-only stripped securities, among other securities. We have never purchased any asset-backed security, have not purchased any adjustable-rate mortgage-backed security in the last fifteen years, and historically have limited our purchases of private-issued mortgage-backed securities to a small percentage of our total investments. We believe these types of securities historically have tended to provide a less favorable risk/return tradeoff, including credit risk, than fixed-rate and GSE mortgage-backed securities.
Per regulation, our total investment in mortgage-backed securities and asset-backed securities normally may not exceed, on a book value basis, 300 percent of previous month-end regulatory capital on the day we purchase the securities. (See the “Capital Resources” section below for the definition of regulatory capital.)
Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest idle funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits

10 of 183

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
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
Features and Benefits of the Mortgage Purchase Program
Finance Agency Regulations permit the FHLBanks to purchase and hold specified mortgage loans from their members. We offer the Mortgage Purchase Program, which purchases two types of loans: qualifying conforming fixed-rate conventional 1-4 family residential loans and residential mortgages fully guaranteed by the Federal Housing Administration (FHA). Members approved to sell us loans are referred to as Participating Financial Institutions (PFIs).We hold purchased mortgage loans on our balance sheet and account for them as Mortgage Loans Held for Portfolio. We do not securitize mortgage loans. Although we are permitted to purchase qualifying mortgage loans originated within any state or territory of the United States, we currently do not purchase loans originated in New York, Massachusetts, Maine, Rhode Island or New Jersey due to features of those states’ Anti-Predatory Lending laws that are less restrictive than we prefer. We do not use any trust or intermediary to purchase mortgage loans from members.
A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2010, the Finance Agency established that limit at $417,000, the same as 2006-2009, with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. However, our policies prohibit us from purchasing conforming mortgages subject to these higher amounts.
The Mortgage Purchase Program directly supports our public policy mission of supporting housing finance. By selling mortgage loans to us, members can increase their balance sheet liquidity and reduce their interest rate risk and mortgage prepayment risk. Our Program, along with similar programs at other FHLBanks, promotes a greater degree of competition among mortgage investors. It also enables small- and medium-sized community-based financial institutions to use their existing relationship with us to participate more effectively in the secondary mortgage market. Finally, the Program enhances our long-term profitability on a risk-adjusted basis, which augments the return on member stockholders’ capital investment.
Loan Purchase Process
We negotiate a Master Commitment Contract with each PFI, in which the PFI agrees to make a best efforts attempt to sell us a specific dollar amount of loans over a nine-month period. We purchase loans pursuant to a Mandatory Delivery Contract, which is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices. Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail including underwriting information. We apply procedures through the automated Loan Acquisition System designed to screen out loans that do not comply with our policies. Our underwriting guidelines generally mirror those of Fannie Mae and Freddie Mac for conforming conventional loans, although our guidelines and pool composition requirements are more conservative in a number of ways in order to further limit credit risk exposure. If the loan information satisfies the Master Commitment Contract, the Mandatory Delivery Contract and our underwriting guidelines, we purchase the loans for cash on the settlement date by placing funds into the PFI’s demand deposit account at our FHLBank.
PFIs are required to make certain representations and warranties against our underwriting guidelines on the loans they sell to us. If loans are sold in breach of those representations and warranties, we have the contractual right to require the PFI to repurchase those loans.
Allocation of Activities and Risks Between Members and the FHLBank
Because of the FHA guarantee, we bear no credit risk on purchased FHA loans.
A unique feature of the Mortgage Purchase Program is that it separates the various activities and risks associated with residential mortgage lending for conventional loans. We manage the funding of the loans, interest rate risk (including prepayment risk), and liquidity risk. PFIs manage marketing, originating and, in most cases, servicing. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). Because PFIs manage

11 of 183

and bear most of the credit risk, they do not pay us a guarantee fee to transfer credit risk. The conventional Program has a feature, the Lender Risk Account, that helps us manage residual credit risk. The Lender Risk Account is a purchase-price holdback that PFIs may receive back from the FHLBank for managing credit risk to pre-defined acceptable levels of exposure. Actual loan losses are deducted against the amount we ultimately pay the PFI. The Lender Risk Account provides PFIs a strong incentive to sell us high quality performing mortgage loans.
Credit risk exposure is mitigated for conventional loans through conservative underwriting and pool composition requirements and by applying several layers of credit enhancements. These enhancements include the collateral supporting the mortgage loan assets (i.e., homeowners’ equity) and several layers of credit enhancements including (in order of priority) primary mortgage insurance (when applicable), the Lender Risk Account, and Supplemental Mortgage Insurance that the PFI purchases from one of our approved third-party providers naming us as the beneficiary. Item 7’s “Qualitative and Quantitative Disclosures About Risk Management” has more detail on our credit risk management of the Mortgage Purchase Program.
The totality of these credit enhancements protects us against credit risk exposure on each conventional loan down to approximately a 50 percent “loan-to-value” level at the time of origination, subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy. Because of these credit enhancements, our actual and expected exposure to credit risk on conventional loans purchased in the Mortgage Purchase Program is de minimis.
Earnings from the Mortgage Purchase Program
We generate earnings in the Program from monthly interest payments minus the cost of funding and the cost of hedging the Program’s interest rate risk. Interest income on each loan is computed as the mortgage note rate multiplied by the loan’s principal balance:
▪	minus servicing costs (0.25 percent for conventional loans and 0.44 percent for FHA loans);
▪	minus the cost of Supplemental Mortgage Insurance (required for conventional loans only);
▪	adjusted for the amortization of purchase premiums or the accretion of purchase discounts; and
▪	adjusted for the amortization or the accretion of fair value adjustments on commitments.
We consider the cost of the Lender Risk Account and Supplemental Mortgage Insurance when we set conventional loan prices and evaluate the Program’s expected return. The pricing of each structure depends on a number of factors and is PFI specific. We do not receive fees or income for retaining the risk of losses in excess of the credit enhancements.
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

12 of 183

selling group members. The FHLBanks also have a TAP Issue Program for fixed-rate, noncallable (bullet) Bonds using specific maturities that may be reopened daily during a 3-month period through competitive auctions. The goal of the TAP Issue Program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.
We participate in the issuance of Discount Notes to fund short-term Advances, adjustable-rate Advances, swapped Advances, short-term money market investments, and a portion of longer-term fixed-rate assets, as well as to acquire liquidity. Discount Notes have maturities from one day to one year, with most of ours normally maturing within three months. Discount Notes are offered daily through a selling group or regularly scheduled competitive auctions. After issuance, Discount Notes are often traded in a liquid secondary market through securities dealers and banks.
Many Obligations are issued with the participating FHLBank(s) concurrently entering into interest rate exchange agreements with approved counterparties. No underwriter has a large concentration of issuance volume.
Pricing of Consolidated Obligations
There are frequent changes in the interest rates and prices of Obligations and in their interest cost relationship to other products such as U.S. Treasury securities and LIBOR. Interest costs are affected by a multitude of factors including (but not limited to) the following:
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
Regulatory Aspects
Finance Agency Regulations govern the issuance of Consolidated Obligations. The Office of Finance services Obligations, prepares the FHLBank System’s quarterly and annual combined financial statements, serves as a source of information for the FHLBanks on capital market developments, and administers REFCORP and the Financing Corporation. REFCORP and the Financing Corporation are separate corporations established by Congress to provide funding for the resolution and disposition of insolvent savings institutions.
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
The Finance Agency has never invoked this authority. If it did, the paying FHLBank(s) would be entitled to reimbursement from the non-complying FHLBank. If the Finance Agency were to determine that the non-complying

13 of 183

FHLBank was unable to satisfy its reimbursement obligations, the Finance Agency could allocate the outstanding liability among the remaining FHLBanks on any basis it might determine.
An FHLBank may not issue individual debt securities without Finance Agency approval.
LIQUIDITY
The FHLBank’s operations require a continual and substantial amount of liquidity to provide members access to timely Advance funding and mortgage loan sales in all financial environments and to meet financial obligations (primarily maturing Consolidated Obligations) as they come due in a timely and cost-efficient manner. Our liquidity requirements are significant because Advance balances can be highly volatile, many have short-term maturities, and we strive to offer access to Advances on the same day members request them. We regularly monitor liquidity risks and the investment and cash resources available to meet liquidity needs, as well as statutory and regulatory liquidity requirements.
Our primary long-term source of liquidity under most operating environments is participation in the issuance of Consolidated Obligations. Because Obligations are triple-A rated and because the FHLBank System is one of the largest sellers of debt in the worldwide capital markets, the System historically has been able to satisfy its liquidity needs through flexible debt issuance across a wide range of structures at relatively favorable spreads to benchmark market interest rates. During the recent financial crisis, the System had a reduced ability to issue long-term Obligations, especially noncallable Bonds. However, the System continued to be able to issue shorter-term Discount Notes and callable Bonds in adequate amounts and at cost effective rates to maintain sufficient liquidity and funding for our operations. This is discussed further in Item 1A’s “Risk Factors.”
Besides proceeds from debt issuances, our sources of liquidity include cash, maturing Advances, maturing investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Additionally, under certain circumstances, the U.S. Treasury historically has had the ability to acquire up to $4 billion of the FHLBank System’s Obligations. Although this has never happened, if it did, the terms, conditions, and interest rates would be determined by the Secretary of the Treasury. As noted above in the “Investments” section, money market investments and, to a lesser extent, mortgage-backed securities are sources of liquidity to fund ongoing operations.
Uses of liquidity include repayments of Obligations, issuances of new Advances, purchases of loans under the Mortgage Purchase Program, purchases of investments, and payments of interest.
CAPITAL RESOURCES
Capital Plan
Basic Characteristics
We are authorized by law (the Gramm-Leach-Bliley Act of 1999 (GLB Act)) to have either one or two classes of stock. Class A stock is conditionally redeemable with a member’s six-month written notice, and Class B stock is conditionally redeemable with a member’s five-year written notice. We have always offered only Class B stock. In accordance with the GLB Act, our Capital Plan permits us to issue shares of capital stock only under the following circumstances:
▪	as required for an institution to become a member or maintain membership;
▪	as required for a member to capitalize Mission Asset Activity; and
▪	to pay stock dividends.
Under Finance Agency Regulations, regulatory capital is composed of all capital stock (including stock classified as mandatorily redeemable), retained earnings, general loss allowances, and other amounts from sources the Finance Agency determines are available to absorb losses. Currently, our regulatory capital consists of capital stock and retained earnings. Under the GLB Act, permanent capital equals Class B stock plus retained earnings and is available to absorb financial losses.

14 of 183

GAAP capital excludes mandatorily redeemable capital stock, while regulatory capital includes it. We account for mandatorily redeemable capital stock as a liability on our Statements of Condition and account for related dividend payments as interest expense. The classification of some capital stock as a liability has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Obligations. Mandatorily redeemable capital stock is fully available to absorb losses until the stock is redeemed or repurchased. See Note 16 of the Notes to Financial Statements for more discussion of mandatorily redeemable capital stock.
The GLB Act also requires us to satisfy three capital requirements. The most important of these is a minimum 4.00 percent regulatory capital-to-assets ratio. Our capital requirements are further discussed in the “Capital Adequacy” section of Item 7’s “Quantitative and Qualitative Disclosures About Risk Management.”
Membership Stock, Activity Stock, Excess Stock, and Cooperative Capital
Our Capital Plan ties the amount of each member’s required capital stock to both the amount of the member’s assets (membership stock) and the amount and type of its Mission Asset Activity with us (activity stock). Membership stock is required to become a member and maintain membership. The amount required currently ranges from 0.15 percent to 0.03 percent of each member’s total assets, with a current minimum of $1 thousand and a current maximum of $100 million for each member. Each member’s asset information is updated at least annually.
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
The FHLBank must capitalize all Mission Asset Activity with capital stock at a rate of at least four percent. By contrast, each member must maintain an amount of Class B activity stock within the range of minimum and maximum percentages for each type of Mission Asset Activity. We can modify these percentages for new Mission Asset Activity based on our business needs. The current percentages, which have been in effect since the implementation of the Capital Plan, are as follows:

Mission Asset Activity	Minimum Activity Percentage	Maximum Activity Percentage

Advances	2%	4%

Advance Commitments	2	4

Mortgage Purchase Program	0	4
If a member’s capitalization of Mission Asset Activity falls to the minimum percentage, it must purchase additional stock to capitalize further Mission Asset Activity. If a member owns more stock than is needed to satisfy its membership stock requirement and the maximum activity stock percentage for its Mission Asset Activity, we designate the remaining stock as the member’s excess capital stock. The Capital Plan permits each member, within constraints, to use its own excess capital stock to capitalize additional Mission Asset Activity. In this case, the excess stock is re-allocated to activity stock for that member, at the maximum percentage rate in effect at the time. We are permitted to repurchase excess capital stock at any time, subject to the terms and conditions of the Capital Plan.
After a member’s excess stock falls to zero, the Capital Plan normally permits the member to capitalize additional Mission Asset Activity with excess stock owned by other members (at the maximum percentage rate), instead of having to purchase new stock. This essential feature, called “cooperative capital,” enables us to more efficiently utilize our capital stock. A member’s use of cooperative capital reduces the ratio of its activity stock to its Mission Asset Activity for each type of Mission Asset Activity. The Capital Plan currently has two limits on each member’s maximum use of cooperative capital.
▪	The member must maintain a ratio of activity stock to Mission Asset Activity at least equal to the minimum allocation percentage identified in the table above.
▪	It cannot use more than $100 million of cooperative capital.

15 of 183

When a member reaches one of these limits through either growth in its Mission Asset Activity or reduction in its capital stock balance, it must capitalize additional Mission Asset Activity with a purchase of new capital stock.
Benefits of the Capital Plan
The Capital Plan enables us to efficiently obtain new stock to capitalize asset growth, thus maintaining a prudent amount of financial leverage. It also enables us to deploy excess capital into Mission Assets. When Mission Asset Activity contracts, it permits us, at our option, to repurchase capital stock in a timely and prudent manner, thus maintaining an adequate level of profitability. Additionally, the concept of “cooperative capital” better aligns the interests of heavy users of our products with light users by enhancing the dividend return.
Prior to 2007, the “cooperative capital” feature of our Capital Plan enabled us to continue our long historical practice of paying dividends with additional shares of stock rather than in cash. We believe that paying stock dividends enables members to have more flexibility in managing the amount of their capital investment in our FHLBank in the context of their business needs and that it also is the most efficient and cost effective tool available to raise capital. However, under a Finance Agency capital rule effective in January 2007, if the sum of each member’s excess capital stock exceeds one percent of our total assets, we are not permitted to pay dividends in the form of additional shares of stock. In accordance with this rule, we paid cash dividends in the fourth quarter of 2008 and each quarter of 2009.
Retained Earnings
Retained earnings are important to protect members’ capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when current earnings are volatile. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLBank as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability, in which losses exceeded the amount of our retained earnings for a period of time determined to be other-than-temporary, could result in a determination that the value of our capital stock was impaired.
Our Retained Earnings Policy establishes a range for the amount of retained earnings needed to mitigate impairment risk and augment dividend stability in light of all the material risks we face. The current Retained Earnings Policy establishes a range of adequate retained earnings of $140 million to $285 million, with a target level of $170 million. At the end of 2009, our retained earnings were $412 million. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide the opportunity for dividend stability.
RISK MANAGEMENT
Our FHLBank faces various risks that could affect the ability to achieve our mission and corporate objectives. We categorize risks into 1) business/strategic risk (including regulatory/legislative), 2) market risk (also referred to as interest rate risk), 3) capital adequacy, 4) credit risk 5) funding/liquidity risk, 6) accounting risk, and 7) operational risk (including fraud risk). Our Board of Directors is required to monitor, oversee, and control all risks and to establish corporate objectives regarding risk philosophy, risk tolerances, and financial performance expectations. We have numerous Board-adopted policies and processes that address risk management. These policies establish risk tolerances, limits, and guidelines, must comply with all Finance Agency Regulations, and are designed to achieve continual safe and sound operations. The Board delegates day-to-day responsibility for managing and controlling most of these risks to senior management. Our cooperative business model, corporate objectives, and strong regulatory oversight provide us clear incentives to minimize risk exposures, and risk management practices are infused throughout all of our business activities.
Our policies and operating practices are designed to limit risk exposures from ongoing operations in the following broad ways:
▪	by anticipating potential business risks and appropriate responses;
▪	by defining permissible lines of business;
▪	by limiting the kinds of assets we are permitted to hold and the kinds of hedging and financing arrangements we are permitted to use;

16 of 183

▪	by limiting the amount of market risk to which we are permitted to be exposed; and
▪	by requiring strict adherence to internal controls, adequate insurance coverage, and comprehensive Human Resources policies, procedures, and strategies.
The FHLBank actively manages risk exposures on an enterprise-wide basis through regular formal meetings of several groups and committees. These include, among others, the Asset/Liability Management Committee, the Credit Risk Committee, the Information Technology Steering Committee, the Disclosure Committee, the Business Resumption and Contingency Planning Committee, the End User Computing Committee, the Financial and Correspondent Services Committee, and senior staff meetings. We also manage risk via regular reporting to and discussion with the Board of Directors and its committees, particularly the Financial and Risk Management Committee and the Audit Committee, as well as by continuous discussion and decision-making among key personnel across the FHLBank.
USE OF DERIVATIVES
Finance Agency Regulations and policies establish guidelines for the execution and use of derivative transactions. Permissible derivatives include interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, and futures and forward contracts executed as part of our market risk management and financing. We are prohibited from trading in or the speculative use of these instruments and have limits on the amount of credit risk to which we may be exposed from derivatives. Most of our derivatives activity involves interest rate swaps. We account for all derivatives at their fair values.
Similar to our participation in debt issuances, derivatives help us hedge market risk created by Advances and mortgage commitments. Derivatives related to Advances most commonly hedge either:
▪	below-market rates and/or the market risk exposure on Putable and Convertible Advances for which members have sold us options embedded within the Advances;
▪	the market risk exposure of options we have sold that are embedded with Advances; or
▪	Regular Fixed Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.
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
Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing earnings volatility, including volatility from the use of derivatives. Accordingly, our strategy is to execute derivatives that we expect both to be highly effective hedges of market risk exposure and to receive fair value hedge accounting treatment. Therefore, the volatility in the market value of equity and earnings from our use of derivatives has historically tended to be moderate.
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

17 of 183

COMPETITION
Numerous economic and financial factors influence the competition for Advance lending to members. The most important factor that affects Advance demand is the general availability of competitively-priced local retail deposits, which most members view as their primary funding source, in amounts and maturity structures that satisfy members’ funding needs. In addition, both small and large members typically have access to brokered deposits, repurchase agreements and public unit deposits, each of which presents competitive alternatives to Advances. Larger members typically have greater access to other competitive sources of funding and asset/liability management facilitated via the national and global credit markets. These sources include subordinated debt, interbank loans, covered bonds, interest rate swaps, options, bank notes, and commercial paper. An important new source of competition for Advances beginning in the fourth quarter of 2008 and continuing in 2009 was the combined effects of the various fiscal and monetary stimuli and financial guarantees initiated by the federal government to combat the financial crisis and recession. These recent government actions are discussed further in Item 1A’s “Risk Factors” and in Item 7’s “Executive Overview.”
The holding companies of some of our large asset members have membership(s) in other FHLBanks through affiliates chartered in other FHLBank Districts. Others could initiate memberships in other FHLBank Districts. The competition among FHLBanks for the business of multiple-membership institutions is similar to the FHLBanks’ competition with other wholesale lenders and other mortgage investors. We compete with other FHLBanks on the offerings and pricing of Mission Asset Activity, earnings and dividend performance, collateral policies, capital plans, and members’ perceptions of our relative safety and soundness. Some members may also evaluate the actual or perceived benefits of diversifying business relationships among FHLBank memberships. We regularly monitor, to the extent possible, these competitive forces among the FHLBanks.
The primary competitors for loans we purchase in the Mortgage Purchase Program are other housing GSEs, government agencies (Ginnie Mae), other FHLBanks, private issuers, and, beginning in 2009, the federal government. We compete primarily based on price, products, and services. Fannie Mae and Freddie Mac in particular have long-established and efficient programs and are the dominant purchasers of residential conforming fixed-rate conventional mortgages. In addition, a number of private financial institutions have well-established securitization programs, although they may not currently be active. The Program also may compete indirectly with the U.S. government to the extent it purchases mortgage-backed securities.
For debt issuance, the FHLBank System competes with issuers in the national and global debt markets, including most importantly the U.S. government and other GSEs. Competitive factors include, but are not limited to, the following:
▪	interest rates offered;
▪	the amount of debt offered;
▪	the market’s perception of the credit quality of the issuing institutions and the liquidity of the debt;
▪	the types of debt structures offered; and
▪	the effectiveness of marketing.
TAX STATUS
We are exempt from all federal, state, and local taxation other than real property taxes. However, we are obligated to make payments to REFCORP equal to 20 percent of net earnings after operating expenses and the Affordable Housing Program expense, but before charges for REFCORP. Currently, the combined assessments for REFCORP and the Affordable Housing Program are the equivalent of a 26.7 percent annualized net tax rate. Despite our tax exempt status, any cash dividends we issue are taxable to members and do not benefit from the corporate dividends received exclusion. Notes 1, 14, and 15 of the Notes to Financial Statements have additional details regarding the assessments for the Affordable Housing Program and REFCORP.

18 of 183

Item 1A. Risk Factors.
The following are the most important risks we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition, and, at the extreme, the viability of our business franchise. The effects could include reductions in Mission Asset Activity, lower dividends, and, in extreme situations, an inability to participate in issuances of Consolidated Obligations. Many of the risks are directly related to the residual effects from the financial crisis and the economic recession. The risks identified below are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also impact our business, and even the risks identified may adversely affect our business in ways not anticipated.
Another economic recession could further reduce Mission Asset Activity and could lower profitability.
Member demand for Mission Asset Activity depends in part on the general health of the economy and business conditions. A recessionary economy, or an economy characterized by stagflation in which growth is weak but inflation high, normally lowers the amount of Mission Asset Activity, could decrease profitability and could cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to here as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or changes in the legislative and regulatory environment relative to the FHLBank System. All of these changes occurred in 2009. The recession in 2008 and 2009 substantially decreased our Advances and Letters of Credit activity. Although our profitability relative to short-term interest rates increased and there was no unfavorable impact on our capitalization, we are concerned that another recession or a weak recovery from the recent recession could further decrease Advance balances and ultimately erode profitability. As discussed in another risk factor, an extremely severe economic downturn, especially if combined with significant disruptions in housing conditions or other external events, could result in credit losses on our assets.
Continuation of the recently elevated competitive environment could further decrease Mission Asset Activity and lower earnings and capitalization.
We operate in a highly competitive environment for our Mission Asset Activity and debt issuance. Increased competition can decrease the amount of Mission Asset Activity and narrow net spreads on that activity, both of which can reduce profitability and cause stockholders to request withdrawal of capital. Historically, our chief competition has been from other wholesale lenders and debt issuers, including other GSEs. A new and intense source of competition arose in the fourth quarter of 2008 and in 2009 from the federal government’s actions to stimulate the economy. These actions significantly expanded funding and liquidity available to members and provided various forms of additional government guarantees of financial institution liabilities, which lowered our Advance demand. We cannot predict how long these negative effects will continue or how much more severe the effects could be. However, we expect overall Advance demand will remain weak until the government reduces these initiatives, in particular the liquidity stimulus, by tightening monetary policy and winding down its purchases of mortgage-backed securities.
Congressional legislation to resolve the financial issues and reform the business models of Fannie Mae and Freddie Mac, combined with the heightened regulatory environment, could unfavorably affect our business model, financial condition, and results of operations.
The federal government put Fannie Mae and Freddie Mac into conservatorship in September 2008, after their financial condition, capital position, and actual and expected earnings losses worsened dramatically due to the financial crisis. These two GSEs and the FHLBank System have the same regulator, the Finance Agency, which is charged with helping resolve the current housing finance crisis and with addressing reform of Fannie Mae and Freddie Mac. While there is agreement that a permanent financial and political solution for Fannie Mae and Freddie Mac must be implemented, no consensus has evolved around any of the various options proposed to date and no legislation has been proposed. Fannie Mae and Freddie Mac, which are publicly traded, stockholder-owned companies, have a different business model than the FHLBanks, which are cooperatives owned by their member financial institutions and which have no publicly traded stock. However, because all these GSEs share a common regulator and housing mission, the FHLBanks could be subject to legislation related to the ultimate disposition of Fannie Mae and Freddie Mac. Such legislation could inadequately account for the significant differences between

19 of 183

those GSEs and the FHLBanks and, therefore, could imperil the ability of the FHLBanks to continue operating effectively within their current business model or could change the business model. Also, because of the financial crisis and financial challenges at Fannie Mae, Freddie Mac, and some FHLBanks discussed below, the FHLBanks have faced heightened regulatory scrutiny in the last several years, thereby imparting additional uncertainty regarding the political and regulatory environment in which the FHLBanks will ultimately operate in the future.
We believe the legislative and regulatory uncertainty has negatively impacted Mission Asset Activity and made some members less willing to hold a capital investment in our company. At this time, we are unable to predict what effects GSE reform and the related heightened regulatory environment will have on the FHLBanks’ business model, financial condition, or results of operations, or whether the effects will be positive or negative.
In addition, related to the housing crisis, in early February 2010, Fannie Mae and Freddie Mac announced plans to purchase loans that are 120 days or more delinquent out of mortgage pools. The initial purchases were slated to occur from February 2010 through May 2010, with additional delinquency purchases as needed thereafter. As Fannie Mae and Freddie Mac may need to raise additional funds for these loan purchases, funding costs in the short-end of the agency debt market may be affected. At this time, we cannot predict what effect this event will have on our financial condition or results of operation.
Impaired access to the capital markets for debt issuance could deteriorate our liquidity, decrease the amount of Mission Asset Activity, lower earnings by raising debt costs and, at the extreme, prevent the System from meeting its financial obligations.
Our principal long-term source of funding, liquidity, and market risk management is through access to the capital markets for participation in the issuance of debt securities and for execution of derivative transactions at attractive prices and yields. This is the fundamental source of the FHLBank System’s business franchise. The System’s triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management are instrumental in ensuring satisfactory access to the capital markets. However, our ability to access the capital markets could be affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters) and by our joint and several liability along with other FHLBanks for Consolidated Obligations (which exposes us to events at other FHLBanks).If our access were to be impaired for any extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System’s ability to achieve its mission and satisfy its financial obligations could be threatened.
During 2008 and the early part of 2009, the financial crisis and economic recession, and the federal government’s significant measures enacted to mitigate their effects, changed the traditional bases on which market participants valued GSE debt securities and consequently affected our funding costs and practices. Particularly in 2008, funding costs associated with issuing long-term Consolidated Obligations rose sharply and were more volatile compared to LIBOR and U.S. Treasury securities. We believe this reflected dealers’ reluctance to sponsor, and investors’ reluctance to buy, as much long-term GSE debt as they previously did, coupled with strong investor demand for short-term, high-quality assets. At various times in 2008 and early 2009 the System had a reduced ability to issue long-term noncallable debt Obligations at acceptable rates. As 2009 progressed, funding costs began to return to more normal levels relative to other market rates.
Although we believe that events to date have not materially or permanently raised debt costs or impeded access to the capital markets, and that the chance of a liquidity or funding crisis in the FHLBank System or external event that would impair access to the capital markets currently is remote, we can provide no assurance that this will remain true.
Financial difficulties at other FHLBanks could require us to provide financial assistance to another FHLBank and/or increase the System’s debt costs. Either of these events could materially and adversely affect our results of operations or our financial condition.
Each FHLBank has a joint and several liability for principal and interest payments on Consolidated Obligations, which are backed only the financial resources of the FHLBanks. Although, no FHLBank has ever defaulted on its principal or interest share of an Obligation and the Finance Agency has never required an FHLBank to make principal or interest payments based on another FHLBank’s Consolidated Obligation liability, there can be no

20 of 183

assurance that this will continue to be the case. In 2009, as in 2008, several FHLBanks reported, and are expected to continue reporting, issues with capital adequacy and profitability. These issues could require our FHLBank to provide financial assistance to one or more other FHLBanks, for example, by making a payment on an Obligation on behalf of another FHLBank. Such assistance could, at the extreme, adversely affect our financial condition, earnings, ability to pay dividends, or redeem or repurchase capital stock.
Capital and earnings at other FHLBanks have been pressured due primarily to impairment charges taken on private-label mortgage-backed securities. These issues could raise investors’ and rating agencies’ concern regarding the credit risk of FHLBank System debt securities, which could result in higher and more volatile debt costs, lower debt ratings, and impaired ability to issue debt. As a result, our financial condition and results of operations could be adversely affected.
We are exposed to credit risk that, if realized, could materially and adversely affect our financial condition and results of operations.
We believe that residual credit risk exposure to Advance collateral, loans in the Mortgage Purchase Program, investments, and derivatives, including exposure to loans that may have “subprime” and “alternative/nontraditional” characteristics, continues to be minimal. In general, however, and especially given the residual effects of the recent financial crisis and recession, we cannot make any assurances that credit losses will continue to be minimal. Most members are on a blanket lien status for Advances which, because it does not require specific loan collateral to be delivered, imparts a degree of uncertainty as to what types of loans members have pledged to collateralize their Advances. Also, in 2009, as in 2008, there was a significant downward trend in the internal credit ratings assigned to members. During the year, for certain members, it became necessary for us to reduce their borrowing capacity, increase their collateral requirements and/or require them to deliver collateral or provide greater detail on pledged assets. Regarding the Mortgage Purchase Program, although loans have strong credit enhancements, continuing substantial reductions in home prices could increase delinquencies and foreclosures sufficiently to result in credit losses. Money market investments and the uncollateralized portion of interest rate swaps are unsecured; we collateralize most credit risk exposure of swaps by exchanging cash or high-grade securities (daily, if necessary) with the counterparties based on the net market value positions of the swaps. Although we make investments in the securities of, and execute derivatives with, highly rated institutions, failure of a counterparty with which we have a large unsecured position could have a material adverse affect on our financial conditions and results of operations.
An extremely severe and prolonged economic downturn, especially if combined with significant disruptions in housing conditions, could result in credit losses on our assets that could materially impair our financial condition or results of operations.
Changes in interest rates and mortgage prepayment speeds could significantly reduce our ability to pay members a competitive dividend from current earnings.
Sharp increases in interest rates, especially short-term rates, or sharp decreases in long-term interest rates could threaten the competitiveness of dividend rates relative to member stockholders’ alternative investment choices. A major way that interest rate movements could lower profitability is by changes in mortgage prepayment speeds that we have not hedged appropriately with Consolidated Obligations. Exposure to unhedged changes in mortgage prepayment speeds is one of our largest ongoing risks. In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders’ expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and could request withdrawal of capital.
Spreads on assets to funding costs may narrow because of changes in market conditions and competitive factors, resulting in lower profitability.
Spreads on many of our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model, resulting in relatively lower profitability. Market conditions could cause asset spreads, and therefore our profitability, to decrease substantially. This could result in lower dividends, reductions in Mission Asset Activity, and members’ requests to withdraw their capital.

21 of 183

Members face increased regulatory scrutiny, especially from the FDIC, which could further decrease Mission Asset Activity and lower profitability.
In response to the financial crisis and ongoing elevations in financial institution failures, members’ regulators have appeared to heighten regulatory requirements and scrutiny, especially in the areas of capitalization, assessments of asset classifications, reliance on Advances for funding and interest rate risk management. We believe these activities have resulted in members’ decreased use of Advances. The Federal Deposit Insurance Corporation (FDIC) has made changes, or has proposed to make changes, in several of its practices that has reduced or could reduce members’ ability or preferences to engage in Mission Asset Activity. These practices include raising deposit insurance coverage levels; providing guarantees to unsecured debt issuance of insured depository institutions; and requiring certain depository institutions to include Advances when calculating their deposit insurance premiums.
The concentration of Mission Asset Activity and capital among a small number of members could reduce dividend rates available if several large members were to withdraw or sharply reduce their activity.
A relatively small number of members provide the bulk of our Mission Asset Activity and capital. These members could decrease their Mission Asset Activity and the amount of their FHLBank capital stock as a result of merger and acquisition activity or their reduced demand for our products. Our business model is structured to be able to absorb sharp changes in our Mission Asset Activity because we can undertake commensurate reductions in our liability balances and capital and because of our low operating expenses. Therefore, although possible, we believe the chance is small that a significant membership withdrawal of large members or a significant reduction in their Mission Asset Activity could negatively affect profitability sufficiently to threaten our ability to satisfy principal and interest payments on Consolidated Obligations or ability to pay competitive dividends to remaining members.
The amount of our retained earnings could become insufficient to preserve a competitive dividend return or protect stockholders’ capital investment against impairment.
If dividend rates paid to stockholders become uncompetitive because of an insufficient amount of current earnings, and/or because of an inability to distribute retained earnings, stockholders may request withdrawal of their capital. At the extreme, if the amount of retained earnings were insufficient to protect stockholders’ capital investment against losses, the value of our capital stock on their books could be written down below its par value and be designated as an impaired asset. Although we believe that we have a sufficient amount of retained earnings to protect against dividend volatility and impairment risk, we can provide no assurance that this will continue to be the case.
Changes in relevant accounting standards could materially increase earnings volatility and consequently reduce the quality of members’ capital investment, the amount of Mission Asset Activity and the amount of capital.
To date, we believe there have been no material effects on our Mission Asset Activity, capitalization, or earnings because of our application of accounting standards, especially those related to accounting for derivatives and hedging activities and accounting for premiums and discounts. Although unlikely to occur, changes in certain accounting standards could increase earnings volatility, causing less demand for Mission Asset Activity and stockholders to request withdrawal of capital. Earnings volatility could also increase if we began to execute more derivatives involving economic or macro hedges or if we significantly increased the amount of mortgage assets with premiums or discounts.
Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.
The success of our business mission depends, in large part, on the ability to attract and retain key personnel. Competition for qualified people can be intense. Should we be unable to hire or retain effective key personnel, our financial condition and results of operations could be harmed.

22 of 183

Failures or interruptions in our internal controls, information systems and other operating technologies could harm our financial condition, results of operations, reputation, and relations with members.
Control failures, including those over financial reporting, or business interruptions with members and counterparties could occur from human error, fraud, breakdowns in computer systems and operating processes, or natural or man-made disasters. We rely heavily on internal and third-party computer systems. Although we believe there are substantial control processes in place, if a significant credit or operational risk event were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of any such failure or interruption.
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

23 of 183

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
By law, only our members (and former members that have outstanding Mission Asset Activity) may own our stock. As a result, there is no public market for our stock. The par value of our capital stock is $100 per share. As of December 31, 2009, we had 735 stockholders and 31 million shares of capital stock outstanding, all of which were Class B Stock.
We paid quarterly dividends in 2009 and 2008 as outlined in the table below.
(Dollars in millions)

	2009			2008
		Percent Per			Percent Per
Quarter	Amount	Annum	Form	Amount	Annum	Form (1)
First	$45	4.50	Cash	$47	5.25	Capital Stock
Second	44	4.50	Cash	49	5.50	Capital Stock
Third	50	5.00	Cash	51	5.50	Capital Stock
Fourth	44	4.50	Cash	49	5.00	Cash

Total	$183	4.63		$196	5.31

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
On January 29, 2007, a final Finance Agency Capital Rule became effective that prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank’s assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned by all members that is in excess of each member’s membership and Mission Asset Activity requirements (as defined in our Capital Plan). In accordance with this Rule, we paid cash dividends in each quarter of 2009 and in the fourth quarter of 2008 and stock dividends in each of the first three quarters of 2008. Our Board, and we believe our members, continue to have a stated preference for paying dividends in the form of stock.
We may not declare a dividend if, at the time, we are not in compliance with all of our capital requirements. We also may not declare or pay a dividend if, after distributing the dividend, we would fail to meet any of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the FHLBank. We expect to continue to pay dividends at a spread above comparable short-term interest rates. See Note 16 of the Notes to the Financial Statements for additional information regarding our capital stock.
RECENT SALES OF UNREGISTERED SECURITIES
From time-to-time we provide Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $203 million, $200 million and $10 million of such credit support during 2009, 2008 and 2007, respectively. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

24 of 183

Item 6.  Selected Financial Data.
The following table presents selected Statement of Condition information (based on book balances), statement of income data and financial ratios for the five years ended December 31, 2009.

	Year Ended December 31,
(Dollars in millions)	2009	2008	2007	2006	2005
STATEMENT OF CONDITION DATA:

Total assets	$71,387	$98,206	$87,335	$81,381	$77,074
Advances	35,818	53,916	53,310	41,956	40,262
Mortgage loans held for portfolio, net	9,366	8,632	8,928	8,461	8,418
Investments (1)	24,193	35,325	24,678	30,614	28,114
Consolidated Obligations, net:
Discount Notes	23,187	49,336	35,437	21,947	17,578
Bonds	41,222	42,393	46,179	53,239	53,520

Total Consolidated Obligations, net	64,409	91,729	81,616	75,186	71,098
Mandatorily redeemable capital stock	676	111	118	137	418
Capital:
Capital stock – putable	3,063	3,962	3,473	3,658	3,504
Retained earnings	412	326	286	255	208
Accumulated other comprehensive income	(8)	(6)	(4)	(6)	(3)

Total capital	3,467	4,282	3,755	3,907	3,709

STATEMENT OF INCOME DATA:

Net interest income	$387	$364	$421	$386	$340
Provision for credit losses	-	-	-	-	-
Other income (loss)	38	9	(6)	6	3
Other expenses	59	51	48	46	42
Assessments	98	86	98	93	81

Net income	$268	$236	$269	$253	$220

Dividend payout ratio (2)	68%	83%	88%	81%	82%

Weighted average dividend rate (3)	4.63%	5.31%	6.59%	5.81%	5.00%
Return on average equity	6.38	5.73	6.87	6.70	5.79
Return on average assets	0.32	0.25	0.32	0.32	0.28
Net interest margin (4)	0.46	0.39	0.50	0.49	0.43
Average equity to average assets	4.96	4.37	4.63	4.76	4.78
Regulatory capital ratio (5)	5.81	4.48	4.44	4.98	5.36
Operating expense to average assets	0.057	0.041	0.046	0.046	0.042
(1)	Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income as a percentage of average earning assets.

(5)	Regulatory capital ratio is period end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period end total assets.

25 of 183

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
EXECUTIVE OVERVIEW
Financial Condition
Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(Dollars in millions)	2009	2008	2009	2008

Advances (principal)	$35,123	$52,799	$43,624	$59,973

Mortgage Purchase Program:

Mortgage loans held for portfolio (principal)	9,280	8,590	9,498	8,621

Mandatory Delivery Contracts (notional)	79	917	566	182

Total Mortgage Purchase Program	9,359	9,507	10,064	8,803

Letters of Credit (notional)	4,415	7,917	5,917	7,894

Total Mission Asset Activity	$48,897	$70,223	$59,605	$76,670

Retained earnings	$412	$326	$405	$335

Capital-to-assets ratio	4.86%	4.36%	4.96%	4.37%

Regulatory capital-to-assets ratio (1)	5.81	4.48	5.22	4.51
                 (1) See the “Capital Resources” section for further description of regulatory capital.
The trends in our financial condition that began in the fourth quarter of 2008 continued in 2009. Like many financial institutions, our asset balances—especially Advances—have been negatively affected by the economic recession and the residual effects of the financial crisis. The Advance business is cyclical and we normally experience slower growth, if not a decrease in balances, in an economic contraction. The effect of the recession on our financial condition has been exacerbated by the extraordinary liquidity programs and financial guarantees that the federal government continues to provide. We also lost Advances due to mergers, in 2009 and prior years, of former members with financial institutions chartered outside our Fifth District.
Ending and average balances of Mission Asset Activity—comprised of Advances, Letters of Credit, and the Mortgage Purchase Program—decreased in each quarter of 2009. Mission Asset Activity ended the year at $48,897 million, which was a decrease of $21,326 million (30 percent) from year-end 2008. The end-of-year principal balance of Advances fell $17,676 million (33 percent) and the notional principal of Letters of Credit fell $3,502 million (44 percent). Similar decreases were experienced for average balances.
The decrease in Advance balances began during the fourth quarter of 2008, after they had reached a record high in October 2008 as members’ demand for wholesale liquidity increased during the beginnings of the financial crisis before the federal government implemented its liquidity and guarantee programs. The FHLBank System was an early responder in providing additional needed liquidity to its members during this early stage of the financial crisis. The decrease occurred broadly throughout our membership but was disproportionately accounted for by the ten largest members, both

26 of 183

on an absolute and percentage basis. Members having assets below $1 billion reduced their Advances less than ten percent in 2009.
There were three reasons for the decrease in Advance balances from the high point in October 2008.
▪	The economic recession lowered demand for members’ consumer, mortgage, and commercial loans. Their loans decreased ten percent from the third quarter of 2008 to the end of 2009 (excluding our two largest members, which had acquisitions that would skew results).
▪	There was a substantial increase in many members’ deposit base. Members’ deposit base expanded four percent from the third quarter of 2008 to the end of 2009 (again, excluding the two largest members).
▪	The government significantly expanded funding and liquidity stimulus programs made available to members. These activities were implemented to combat the financial crisis and recession and were led by the Federal Reserve System. The most important aspects related to Advance demand were 1) new sources of government-provided liquidity through the Troubled Asset Relief Program (TARP), 2) various forms of additional government guarantees of liabilities of financial institutions, and 3) a dramatic increase in bank reserves created by the Federal Reserve’s expansion of its balance sheet, in particular its quantitative easing programs including massive direct purchases of mortgage-backed securities.
The decrease in the available lines in the Letters of Credit program occurred from the actions of a few large members consistent with their lower need for liquidity and financial guarantees from the FHLBank. This program is more concentrated than Advances.
The Mortgage Purchase Program’s principal balance totaled $9,280 million at the end of 2009, an increase of $690 million (eight percent) from the end of 2008. The Program expanded substantially in the fourth quarter of 2008 and the first quarter of 2009, due to increased overall financing activity in the mortgage markets in response to the generally lower mortgage rates. The $917 million of mandatory delivery contracts at the end of 2008 became principal balances in 2009 and contributed to the $3,627 million of principal purchases in 2009. Mortgage rates were on average modestly higher in the last three quarters of 2009, which led to lower volumes after the first quarter. The Program currently has strong member participation and interest. This was evidenced in 2009 by 26 approvals of new sellers to the Program, by a similar number of additional applications currently being processed for approval, and by an over 50 percent increase in regular sellers.
Despite the lower overall Mission Asset Activity, we continued to fulfill our business role as an important provider of reliable and attractively priced wholesale funding to our members. At the end of 2009, members funded on average approximately five percent of their assets with Advances, the penetration rate was relatively stable with almost 80 percent of members holding Mission Asset Activity, and, as noted above, the number of active sellers and participants in the Mortgage Purchase Program increased substantially.
During 2009, we accrued $31 million for future use in the Affordable Housing Program. Since the Program was established 20 years ago, we have set-aside from earnings $332 million of funds for affordable housing initiatives. Since 2003, we also have voluntarily disbursed over $16 million to support affordable housing. The voluntary contributions are over and above the regulatory Affordable Housing Program requirements.
Capital
Capital adequacy continued to be strong and exceeded all minimum regulatory and internal capital requirements. GAAP capital stood at $3.5 billion at the end of 2009, including $412 million of retained earnings. The GAAP capital-to-assets ratio ended the year at 4.86 percent. The year-end regulatory capital-to-assets ratio was 5.81 percent, well above the required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability, which provides the same protections as GAAP capital against losses to holders of our Consolidated Obligations. Financial leverage, as represented by these capital ratios, decreased in 2009, due primarily to the reduction in Advance balances.

27 of 183

Total capital decreased $815 million, or 19 percent, during 2009 due to the reclassification of a substantial amount of capital stock to mandatorily redeemable stock in response to excess stock redemption requests and the membership terminations of a few large members purchased by out-of-district financial institutions.
The difference between earnings generated and dividends paid to stockholders resulted in the change to retained earnings, which grew $86 million, or 26 percent, during all of 2009. The business and market environments allowed us to generate earnings sufficient to pay stockholders a very favorable dividend return in each quarter of 2009 and to increase retained earnings, thereby enhancing protection of future dividends against earnings volatility and members’ capital stock against impairment risk.
Other Assets
The balance of investments at the end of 2009 was $24,193 million, a decrease of $11,132 million (32 percent) from year-end 2008. Total investments included $11,437 million of mortgage-backed securities and $12,746 million of short-term money market instruments. The latter are generally held for liquidity purposes to support members’ funding needs and to protect against the potential inability to access capital markets for debt issuance. We generally decreased short-term money market investment balances after the first quarter of 2009 in response to the decreased Advance demand and the improvement in market and credit conditions.
Results of Operations
The table below summarizes our results for operations.

	Year Ended December 31,
(Dollars in millions)	2009	2008	2007

Net income	$268	$236	$269

Affordable Housing Program accrual	31	27	31

Return on average equity (ROE)	6.38%	5.73%	6.87%

Return on average assets	0.32	0.25	0.32

Weighted average dividend rate	4.63	5.31	6.59

Average 3-month LIBOR	0.69	2.92	5.29

Average overnight Federal Funds effective rate	0.16	1.92	5.02

ROE spread to 3-month LIBOR	5.69	2.81	1.58

Dividend rate spread to 3-month LIBOR	3.94	2.39	1.30

ROE spread to Federal Funds effective rate	6.22	3.81	1.85

Dividend rate spread to Federal Funds effective rate	4.47	3.39	1.57
Net income was $268 million in 2009, up 13 percent from $236 million in 2008, and return on average equity (ROE) was 6.38 percent compared to 5.73 percent in 2008. Earnings continued to represent a competitive level of profitability on stockholders’ capital investment in our company. The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the competitiveness of the return on their capital investment, which, along with access to our products and services, is a key source of membership value. These spreads were significantly above those benchmarks in both 2009 and 2008.
The increase in net income for the full year resulted primarily from the following factors:
▪	Beginning in late 2008 and continuing in 2009, in response to the decline in intermediate- and long-term interest rates, we retired before their final maturities approximately $17 billion of relatively high-cost long-term Consolidated Obligation Bonds and replaced them with new Obligations, much of which was at substantially lower interest costs.

28 of 183

▪	Until midyear, we earned wider portfolio spreads on many short-term and adjustable-rate assets indexed to LIBOR relative to short-term funding costs.
▪	Prepayment speeds of relatively high yielding mortgages did not accelerate sharply despite the lower overall mortgage rates, due to the ongoing difficulties in the housing and mortgage markets.
▪	Market yield curves were significantly steeper because short-term interest rates fell to historical lows of close to zero while longer-term rates fell less. This benefited earnings due to use of a modest amount of short-term debt to fund long-term assets.
The wider portfolio spreads earned during the first half of 2009 resulted from the financial market disruptions that began in 2008, which increased the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. We use Discount Notes to fund a large amount of our LIBOR-indexed Advances. In the second half of 2009, as market participants viewed that the financial crisis had subsided, short-term LIBOR decreased and the spread between LIBOR and Discount Notes reverted back to approximately its long-term historical level.
Earnings in 2009 also benefited from the following: increases in net market value gains (primarily unrealized) of almost $16 million in accounting for derivatives; the sale of mortgage-backed securities in the first and fourth quarters, resulting in gains of $12 million; and increases in Advance prepayment fees of $6 million.
Partially offsetting these favorable earnings factors was a significant decrease in earnings generated from funding assets with interest-free capital due to reductions in average interest rates. The benchmark 3-month LIBOR rate, for example, averaged 0.69 percent during 2009, compared to 2.92 percent in 2008. Another offset was the reduction in assets, especially Advances.
Our Board of Directors authorized payment of quarterly cash dividends to stockholders at an annual average rate of 4.63 percent. This was 3.94 percentage points above 2009’s average 3-month LIBOR. The dividend rate was an annualized 4.50 percent in the first, second, and fourth quarters, and 5.00 percent in the third quarter.
Business Outlook
This section outlines what we believe are our major current risk exposures. Item 1A’s “Risk Factors” has a more detailed discussion of risk factors that could affect our corporate objectives, financial condition, and results of operations. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. Many of the issues related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the recent financial crisis and economic recession, and to the federal government’s actions to attempt to mitigate their unfavorable effects.
Strategic/Business Risk
We expect overall Advance demand will remain weak until the Federal Reserve tightens monetary policy, an economic recovery brings an expansion of members’ loan demand, and the government’s funding and liquidity programs and purchases of mortgage-backed securities are wound down.
We expect the Mortgage Purchase Program to grow slowly, if at all, for the foreseeable future because most current sellers and recent new approvals are smaller community-based members. Growth could re-accelerate if mortgage rates fall substantially again for a sustained period, or if one or more larger members decides to sell us a significant volume of loans. We do not currently anticipate the latter event to occur. We continue to emphasize both recruiting community financial institution members to the Program and increasing the number of regular sellers.
Issues with our two Supplemental Mortgage Insurance providers could harm the sustainability of the Mortgage Purchase Program. Due to the deterioration in the mortgage markets over the last two years, the providers currently have ratings below the double-A rating required by a Finance Agency Regulation, which results in a technical violation of this Regulation. In August 2009, the Finance Agency, with certain stipulations, granted a one-year waiver of the double-A rating requirement for existing loans and commitments and a six-month initial waiver for new commitments, which was extended in early 2010. In addition, the insurer we use for new business has continually increased the cost of purchasing the insurance, which threatens to make the Program uncompetitive. We have submitted a proposal to the Finance Agency that, if approved, would replace the current reliance on the credit enhancement provided by these mortgage insurers with

29 of 183

increased use of the primary already-existing credit enhancement feature (the Lender Risk Account). We believe this change in credit enhancement structure would maintain compliance with the Program’s legal, accounting, and other regulatory requirements, preserve the Program’s minimal credit risk profile, and enable the Program to continue as a beneficial business activity for our members. We cannot provide at this time any assurance as to whether or when the Finance Agency will approve the proposal.
We continue to closely monitor several scenarios that could result in further reductions in Mission Asset Activity and lower profitability. The effects from the recession and the financial crisis could result in a longer and more severe reduction in Mission Asset Activity, which could reduce profitability. The scenarios that could unfavorably affect Mission Asset Activity include:
▪	a new economic recession, which could further reduce Advance demand;
▪	a renewal of the financial crisis;
▪	unfavorable effects on the competitiveness of our business model from the continuation of current or from new federal government actions to mitigate the recession and financial crisis; and
▪	issues with earnings pressures and capital adequacy at other FHLBanks, primarily resulting from market value losses and expected credit losses on their private-label mortgage-backed securities.
However, we believe that, even if Mission Asset Activity experiences further significant reductions, profitability would remain competitive.
We cannot determine the ultimate impact on our business operations from the issues with earnings and capital at some other FHLBanks. Potential effects could include 1) requiring us to provide financial assistance to one or more other FHLBanks, 2) higher and more volatile debt costs, 3) more difficulty in issuing debt, especially less reliance on FHLBank System issued longer-term debt, and 4) decreases in Mission Asset Activity and profitability.
Regulatory and Legislative Risk
The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, Mission Asset Activity and capitalization. These risks are discussed in Item 1A’s “Risk Factors.”
Funding and Liquidity Risk
We believe that in 2009 our liquidity position remained strong and our overall ability to fund operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to participate in issuances of new debt, service outstanding debt or pay competitive dividends is remote. The financial crisis significantly elevated our long-term funding costs, compared to U.S. Treasury securities and LIBOR, in the early part of 2009 as in most of 2008. As 2009 progressed, long-term funding costs began to return to more normal spreads relative to other market rates. In 2009, average money market balances were maintained at higher than historical levels because the financial crisis and economic uncertainty prompted us to hold more asset liquidity. Because the financial crisis appeared to subside as 2009 progressed, we determined in the second half of 2009 that it was acceptable from a risk perspective to partially reduce the amount of asset liquidity held from funding short-term (mostly overnight) investments with longer-term Consolidated Obligation Discount Notes. Holding excess liquidity can be at a cost to earnings.
Market Risk and Profitability
Residual exposure to market risk continued to be moderate and at levels consistent with historical averages. The current level of market risk exposure should ensure that profitability will be competitive across a wide range of stressed interest rate and business environments. However, even under the current market conditions, we expect profitability will decrease in 2010 and beyond compared to the levels of 2009. The level of profitability in 2009 was inconsistent with the sustained fundamental earnings generated by our business model.

30 of 183

The FHLBank has historically emphasized strategies aimed at providing a competitive earnings stream over a multitude of market and business environments and a relative lack of earnings volatility. These strategies include, among others: 1) conservative management of market risk exposure, 2) controlled growth in mortgage assets, 3) holding a nominal amount of riskier types of mortgage-backed securities, 4) accounting and hedging practices that attempt to minimize earnings volatility from use of derivatives, and 5) limiting growth in operating expenses.
The following are major factors that we are experiencing, or could experience in the near-to intermediate-term future, which could decrease profitability:
▪	continuation of extremely low short-term interest rates, especially if coupled with reductions in mortgage rates and accelerated mortgage prepayment speeds;
▪	the potential for significantly higher interest rates, especially if coupled with a flatter yield curve;
▪	replacing expected paydowns of mortgages earning wide net spreads with new mortgages at lower net spreads; and/or
▪	continued reductions in Advance balances.
Credit Risk
The FHLBank expects to continue to have limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions. We have robust policies, strategies and processes designed to identify, manage and mitigate credit risk. Advances are overcollateralized and we have a perfected first lien position on all pledged loan collateral, as well as very conservative policies and procedures related to managing Advances’ credit risk. As a result, we do not expect any losses from Advances or Letters of Credit. The Mortgage Purchase Program is comprised only of conforming fixed-rate conventional loans and loans fully insured by the Federal Housing Administration. Multiple layers of credit enhancements on the Program’s loans protect the FHLBank against credit losses down to approximately a 50 percent loan-to-value level (based on value at origination). Actual program delinquencies on conventional loans are well below national averages on similar loans and any losses have been well below the amount of credit enhancements, except for a de minimis loss expected in 2010.
On December 31, 2009, 98 percent, or $11.3 billion, of our mortgage-backed securities’ principal balances were issued and guaranteed by Fannie Mae or Freddie Mac, which we believe have the backing of the United States government. Only $187 million of the holdings were private-label mortgage-backed securities; these securities are comprised of high-quality residential mortgage loans issued and purchased in 2003 and continue to be rated triple-A. The underlying collateral has a de minimis level of delinquencies and foreclosures as reflected in the average serious delinquency rate (loans at least 60 days past due including foreclosures) of 0.54 percent of total principal, while their average credit enhancement stood at 7.6 percent.
Although most of our money market investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. Finally, we collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion of our derivative asset position (which was $9 million at the end of 2009) represents unsecured exposure. We continue to expect no credit losses on this source of unsecured credit exposure.
Overall, we have never experienced a credit-related loss on, nor have we ever established a loss reserve for, any asset other than as noted above. In addition, we have not taken an impairment charge on any investment. Based on our analysis of exposures and application of GAAP we continue to believe no loss reserves are required for Advances or mortgage assets, nor do we consider any investments to be other-than-temporarily impaired. We expect that this will continue to be the case.

31 of 183

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the financial, credit, and mortgage markets; and interest rates. The economy entered a sharp recession in the fourth quarter of 2007, which continued through 2008 and into 2009. As measured by real Gross Domestic Product (GDP), the national economy grew slightly by 0.4 percent overall in 2008 but contracted 5.4 percent in the fourth quarter of 2008, contracted 6.4 percent in the first quarter of 2009, and contracted 0.7 percent in the second quarter, before expanding 2.2 percent in the third quarter and by an estimated 5.9 percent in the fourth quarter (all rates are annualized).
Although there are indications—including the recent GDP growth, reduction in credit spreads, unfreezing of some credit markets and some positive signs in housing markets—that the recession has ended and the financial crisis subsided, it is premature to know if the positive indications will be sustained. Contraindications against a robust pickup in economic activity are that lending by financial institutions appears not to have accelerated, bank reserves continue to be at very high levels, unemployment appears to still be increasing or at least not falling (although unemployment is generally a lagging indicator of economic growth), financial institutions continue to have credit difficulties, interest rates remain low, and most stock market indices remain well below their historical highs.
The residual effects of the financial crisis and recession may continue for some time. These effects may include diminished lending activity, credit risk difficulties, strong deposit growth, and the existence of substantial liquidity and funding alternatives from the federal government. To the extent these effects continue to be realized, we expect a continuation of subdued demand for our Advances.

32 of 183

Interest Rates
Trends in market interest rates affect members’ demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Year 2009		Year 2008		Year 2007
	Average	Ending	Average	Ending	Ending

Federal Funds Target	0.25%	0.25%	2.09%	0.25%	4.25%
Federal Funds Effective	0.16	0.05	1.92	0.14	3.06

3-month LIBOR	0.69	0.25	2.92	1.43	4.70
2-year LIBOR	1.41	1.42	2.95	1.48	3.81
5-year LIBOR	2.66	2.99	3.70	2.13	4.18
10-year LIBOR	3.44	3.97	4.25	2.56	4.67

2-year U.S. Treasury	0.94	1.14	2.00	0.77	3.05
5-year U.S. Treasury	2.19	2.68	2.79	1.55	3.44
10-year U.S. Treasury	3.24	3.84	3.64	2.21	4.03

15-year mortgage current coupon (1)	3.73	3.78	4.97	3.64	4.95
30-year mortgage current coupon (1)	4.31	4.57	5.47	3.93	5.54

15-year mortgage note rate (2)	4.58	4.54	5.63	4.91	5.79
30-year mortgage note rate (2)	5.04	5.14	6.05	5.14	6.17

	Year 2009 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Federal Funds Target	0.25%	0.25%	0.25%	0.25%
Federal Funds Effective	0.18	0.18	0.15	0.12

3-month LIBOR	1.24	0.85	0.41	0.27
2-year LIBOR	1.54	1.50	1.40	1.21
5-year LIBOR	2.38	2.74	2.86	2.64
10-year LIBOR	2.94	3.50	3.72	3.59

2-year U.S. Treasury	0.89	1.01	1.01	0.86
5-year U.S. Treasury	1.75	2.23	2.45	2.29
10-year U.S. Treasury	2.71	3.31	3.50	3.45

15-year mortgage current coupon (1)	3.75	3.84	3.82	3.52
30-year mortgage current coupon (1)	4.13	4.31	4.50	4.28

15-year mortgage note rate (2)	4.72	4.63	4.61	4.38
30-year mortgage note rate (2)	5.06	5.01	5.16	4.92
(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lenders’ mortgage rates surveyed and published by Freddie Mac.
After decreasing sharply in 2008, the overnight Federal funds target and effective rates were relatively stable in 2009. The Federal Reserve maintained the overnight Federal funds target rate at a range of zero to 0.25 percent, which it had established by the end of 2008. Short-term LIBOR decreased at a slower pace. By the third quarter of 2009, short-term LIBOR had decreased to a level consistent with its historical relationship to Federal funds.
In the first three quarters of 2009, average longer-term LIBOR and U.S. Treasury rates tended to rise, with stability in the fourth quarter. However, spreads of our Consolidated Obligation Bonds to these indices narrowed, with the result being relatively stable and even lower Bond rates. The combination of falling short-term rates and more stable longer-term Bond rates resulted in a steeper funding yield curve, which improved earnings. In addition, earnings benefited from the reduction in Bond spreads relative to market indices. Likewise, mortgage note rates were more stable in 2009 than longer-term LIBOR and U.S. Treasuries. This, along with falling home prices, the recession, and difficult mortgage refinancing conditions, resulted in relatively moderate increases in mortgage prepayments.

33 of 183

ANALYSIS OF FINANCIAL CONDITION
Asset Composition Data
Mission Asset Activity includes the following components:
▪	the principal balance of Advances;
▪	the notional principal amount of available lines in the Letters of Credit program;
▪	the principal balance in the Mortgage Purchase Program (Mortgage Loans Held for Portfolio); and
▪	the notional principal amount of Mandatory Delivery Contracts.
The following two tables show the composition of total assets, which support the discussions in the “Analysis of Financial Condition” and the “Executive Overview.”
Asset Composition - Ending Balances (Dollars in millions)

	2009				2008				2007
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$35,123	49%	$(17,676)	(33)%	$52,799	54%	$(154)	-%	$52,953	61%	$11,011	26%
Other items (1)	695	1	(422)	(38)	1,117	1	760	213	357	-	343	2,450

Total book value	35,818	50	(18,098)	(34)	53,916	55	606	1	53,310	61	11,354	27
Mortgage Loans Held for Portfolio
Principal	9,280	13	690	8	8,590	9	(272)	(3)	8,862	10	483	6
Other items	86	-	44	105	42	-	(24)	(36)	66	-	(16)	(20)

Total book value	9,366	13	734	9	8,632	9	(296)	(3)	8,928	10	467	6

Investments

Mortgage-backed securities
Principal	11,448	16	(1,449)	(11)	12,897	13	740	6	12,157	14	93	1
Other items	(11)	-	17	61	(28)	-	(5)	(22)	(23)	-	(14)	(156)

Total book value	11,437	16	(1,432)	(11)	12,869	13	735	6	12,134	14	79	1

Short-term money market	12,746	18	(9,698)	(43)	22,444	23	9,917	79	12,527	15	(6,009)	(32)

Other long-term investments	10	-	(2)	(17)	12	-	(5)	(29)	17	-	(7)	(29)

Total investments	24,193	34	(11,132)	(32)	35,325	36	10,647	43	24,678	29	(5,937)	(19)

Loans to other FHLBanks	-	-	-	-	-	-	-	-	-	-	-	-

Total earning assets	69,377	97	(28,496)	(29)	97,873	100	10,957	13	86,916	100	5,884	7

Other assets	2,010	3	1,677	504	333	-	(86)	(21)	419	-	70	20

Total assets	$71,387	100%	$(26,819)	(27)	$98,206	100%	$10,871	12	$87,335	100%	$5,954	7

Other Business Activity (Notional)

Letters of Credit	$4,415		$(3,502)	(44)	$7,917		$994	14	$6,923		$425	7

Mandatory Delivery Contracts	$79		$(838)	(91)	$917		$869	1,810	$48		$(59)	(55)

Total Mission Asset Activity (Principal and Notional)	$48,897	68%	$(21,326)	(30)	$70,223	72%	$1,437	2	$68,786	79%	$11,860	21

          (1)     The majority of these balances are hedging related basis adjustments.

34 of 183

Asset Composition - Average Balances (Dollars in millions)

	2009				2008				2007
		% of	Change From			% of	Change From			% of	Change From
		Total	Prior Year			Total	Prior Year			Total	Prior Year
	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct	Balance	Assets	Amount	Pct

Advances
Principal	$43,624	52%	$(16,349)	(27)%	$59,973	64%	$10,671	22%	$49,302	59%	$3,528	8%
Other items (1)	880	1	354	67	526	-	466	777	60	-	33	122

Total book value	44,504	53	(15,995)	(26)	60,499	64	11,137	23	49,362	59	3,561	8
Mortgage Loans Held for Portfolio
Principal	9,498	11	877	10	8,621	9	(121)	(1)	8,742	10	417	5
Other items	72	-	10	16	62	-	(13)	(17)	75	-	(13)	(15)

Total book value	9,570	11	887	10	8,683	9	(134)	(2)	8,817	10	404	5

Investments

Mortgage-backed securities
Principal	12,135	14	(488)	(4)	12,623	14	507	4	12,116	15	289	2
Other items	(17)	-	13	43	(30)	-	(14)	(88)	(16)	-	(18)	(900)

Total book value	12,118	14	(475)	(4)	12,593	14	493	4	12,100	15	271	2

Short-term money market	18,166	22	5,960	49	12,206	13	(1,381)	(10)	13,587	16	545	4

Other long-term investments	11	-	(5)	(31)	16	-	(3)	(16)	19	-	(7)	(27)

Total investments	30,295	36	5,480	22	24,815	27	(891)	(3)	25,706	31	809	3

Loans to other FHLBanks	19	-	1	6	18	-	11	157	7	-	(3)	(30)

Total earning assets	84,388	100	(9,627)	(10)	94,015	100	10,123	12	83,892	100	4,771	6

Other assets	282	-	(60)	(18)	342	-	(59)	(15)	401	-	121	43

Total assets	$84,670	100%	$(9,687)	(10)	$94,357	100%	$10,064	12	$84,293	100%	$4,892	6

Other Business Activity (Notional)

Letters of Credit	$5,917		$(1,977)	(25)	$7,894		$2,343	42	$5,551		$3,666	194

Mandatory Delivery Contracts	$566		$384	211	$182		$94	107	$88		$12	16

Total Mission Asset Activity (Principal and Notional)	$59,605	70%	$(17,065)	(22)	$76,670	81%	$12,987	20	$63,683	76%	$7,623	14

     (1)     The majority of these balances are hedging related basis adjustments.
To measure the extent of our success in achieving growth in Mission Asset Activity, we consider changes in both period-end balances and period-average balances. There can be large differences in the results of these two computations. Average data can provide more meaningful information about the ongoing condition of and trends in Mission Asset Activity and earnings than period-end data because day-to-day volatility can impact the period-end data.
On December 31, 2009, total assets were $71,387 million, a decrease of $26,819 million (27 percent) from year-end 2008, led by reductions in balances of Advances and short-term money market instruments. The principal balance of Advances represented just under half (49 percent) of total assets, a decrease of five percentage points from year-end 2008. The Mortgage Portfolio Program increased from nine percent of total assets to 13 percent, due to growth in the Program’s principal balance and the decrease in total assets.
On an average-balance basis, total assets decreased $9,687 million (10 percent). Average total assets fell less than year-end assets because Advances declined throughout all of 2009 and the average balance of money market instruments increased $5,960, which offset some of the decline in Advances.

35 of 183

Credit Services
Credit Activity and Advance Composition
The principal balance of Advances began to decline in the fourth quarter of 2008, after they had reached record highs in October 2008. Balances were lower in each quarter of 2009 over the previous quarter. The “Financial Condition” section of the “Executive Overview” discusses the reasons for the decrease in Advance balances.
Members’ available lines and usage of the Letters of Credit program also fell substantially and for the same reasons. Most of our Letters of Credit support members’ public unit deposits. We earn fees on the actual amount of the available lines members use, which can be substantially less than the lines outstanding.
The following tables present Advance balances by major program for the years ended December 31, 2009 and 2008 and for each quarter of 2009.
(Dollars in millions)

	2009		2008
	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$1,605	5%	$5,886	11%
LIBOR	14,077	40	24,225	46

Total	15,682	45	30,111	57

Long-Term
Regular Fixed Rate	7,466	21	9,722	18
Convertible(2)	2,816	8	3,479	7
Putable(2)	7,037	20	6,981	13
Mortgage Related	1,748	5	1,815	4

Total	19,067	54	21,997	42

Other Advances	374	1	691	1

Total Advances Principal	35,123	100%	52,799	100%

Other Items	695		1,117

Total Advances Book Value	$35,818		$53,916

	December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
(Dollars in millions)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)	Balance	Pct(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$1,605	5%	$1,770	5%	$3,616	8%	$3,257	7%
LIBOR	14,077	40	15,354	41	18,142	41	20,612	45

Total	15,682	45	17,124	46	21,758	49	23,869	52

Long-Term
Regular Fixed Rate	7,466	21	7,830	21	9,983	23	9,818	21
Convertible(2)	2,816	8	3,231	9	3,253	7	3,335	7
Putable(2)	7,037	20	7,046	19	7,049	16	7,054	15
Mortgage Related	1,748	5	1,740	4	1,736	4	1,728	4

Total	19,067	54	19,847	53	22,021	50	21,935	47

Other Advances	374	1	283	1	313	1	307	1

Total Advances Principal	35,123	100%	37,254	100%	44,092	100%	46,111	100%

Other Items	695		828		773		1,001

Total Advances Book Value	$35,818		$38,082		$44,865		$47,112

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
Most of the year-over-year and quarterly reduction in balances occurred in the REPO, LIBOR, and Regular Fixed Rate Advance programs. REPO and LIBOR programs normally have the most fluctuation in balances because larger members tend to use them disproportionately more than smaller members do, they tend to have shorter-term maturities than other

36 of 183

programs, and in the case of LIBOR Advances, borrowers can prepay them without a fee on repricing dates subject to pre-established prepayment “lock out” periods. Other Advance programs experienced smaller changes, with the only increase being in Putable Advances.
Short-term and adjustable-rate Advances decreased to 45 percent of total Advances, while long-term Advances increased to 54 percent. The shift in composition reflected the larger decreases in short-term and adjustable-rate Advances, not a noticeable change in the preference of members for long-term Advances.
Advance Usage
The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers. The decrease in total weighted average interest rates from the end of 2008 to the end of 2009 was due to the reductions in short-term interest rates during 2009.
     (Dollars in millions)

December 31, 2009
	Ending	Weighted Average
Name	Balance	Interest Rate

U.S. Bank, N.A.	$9,315	1.64%
PNC Bank, N.A. (1)	4,282	0.70
Fifth Third Bank	2,538	1.96
New York Community Bank (2)	1,635	3.76
RBS Citizens, N.A.	1,269	0.24

Total of Top 5	$19,039	1.56

Total Advances (Principal)	$35,123	2.27

Top 5 Percent of Total	54%

December 31, 2008
	Ending	Weighted Average
Name	Balance	Interest Rate

U.S. Bank, N.A.	$14,856	3.02%
PNC Bank, N.A. (1)	6,435	2.83
Fifth Third Bank	5,639	3.18
The Huntington National Bank	2,590	1.22
AmTrust Bank	2,338	3.75

Total of Top 5	$31,858	2.92

Total Advances (Principal)	$52,799	3.00

Top 5 Percent of Total	60%

(1)	Formerly National City Bank.

(2)	Assumed Advances of AmTrust Bank during 2009.
Three of our top five Advance borrowers are now nonmembers. PNC Bank, N.A., New York Community Bank, and RBS Citizens, N.A. are chartered outside the Fifth District. PNC Bank, N.A. and RBS Citizens, N.A. hold Advances because they purchased financial institutions that previously had been chartered in our District. New York Community Bank assumed the Advances of AmTrust Bank after its assets were seized by the FDIC. All Advance balances held by nonmembers will eventually mature or be prepaid. Nonmembers are not eligible to increase their Advance holdings with us.
As indicated in the table above, Advances are concentrated among a small number of members. Concentration ratios to the top five borrowers have fluctuated in the range of 50 to 65 percent in the last several years. We believe that having large members who actively use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase financial leverage, possibly enhance dividend returns, obtain more favorable funding costs, and provide competitively priced Mission Asset Activity.
Although Advance usage fell broadly across the membership, usage decreased disproportionately among our largest borrowers. The top five borrowers accounted for 73 percent of the total decrease in balances, but they represented a smaller proportion (54 percent) of total Advances. In addition, as shown in the following table, the unweighted average ratio of each member’s Advance balance to its most-recently available total assets decreased more for larger members

37 of 183

than smaller members. Despite the decreases in these ratios, we believe that their levels and the fact that the number of borrowing members in recent years has been maintained at a high percentage of total membership (in the range of 70 to 85 percent) continue to demonstrate that members view Advances as important sources of funding and liquidity.

	December 31, 2009	December 31, 2008
Average Advances-to-Assets for Members

Assets less than $1.0 billion (678 members)	5.05%	6.11%

Assets over $1.0 billion (57 members)	4.06%	5.47%

All members	4.97%	6.06%
The number of Advances outstanding at the end of 2009 was 15,950. The average-sized Advance was $2.2 million. We have always placed emphasis on serving all of our members by not having a minimum size constraint for most Advance programs.
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
The growth in the principal balance of the Mortgage Purchase Program in 2009 came after several years in which the Program’s balance was relatively stable. Significantly lower mortgage interest rates in the fourth quarter of 2008 and the first quarter of 2009 increased refinancing activity, which resulted in Program balances increasing. In addition, because of falling home prices, the recession, and difficult mortgage refinancing conditions, mortgage prepayments did not accelerate as much as would normally have been the case given the lower mortgage rates. The Program’s growth helped offset a portion of the earnings lost from the lower balances in the Advance portfolio. Growth slowed after the first quarter principally because mortgage rates stabilized within a narrow range and the difficulties in the housing and mortgage markets continued, both of which reduced refinancing activity.
Our focus continues to be on recruiting community-based members to participate in the Program and on increasing the number of regular sellers. In 2009, we approved 26 new participants in the Program and the number of regular sellers doubled. A substantial number of members either are actively interested in joining the Program or are in the process of joining. Members transacted 4,639 separate commitments to sell us loans in 2009, over 50 percent more than the amount in any prior year.
The following table shows the percentage of principal balances from PFIs supplying five percent or more of total principal.

	December 31, 2009		December 31, 2008
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

PNC Bank, N.A. (1)	$ 3,608	39%	$ 4,709	55%
Union Savings Bank	2,726	29	1,995	23
Guardian Savings Bank FSB	751	8	544	6

Liberty Savings Bank	488	5

Total	$ 7,573	81%	$ 7,248	84%

              (1) Formerly National City Bank.
The decrease in the percentage of loans outstanding from PNC Bank, N.A. reflected its lack of new activity with us since mid-2007, while the increases from Union Savings Bank and Guardian Saving Bank FSB reflected refinancing activity in their portfolios that resulted in new loans sold to us.

38 of 183

The following table reconciles changes in the Program’s principal balances (excluding Mandatory Delivery Contracts) for 2009 and 2008.

(In millions)	2009	2008

Balance, beginning of year	$8,590	$8,862
Principal purchases	3,627	1,027
Principal paydowns	(2,937)	(1,299)

Balance, end of year	$9,280	$8,590

We closely track the refinancing incentives of all of our mortgage assets because the option for homeowners to change their principal payments represents almost all of our market risk exposure. The principal paydowns equated to a 23 percent annual constant prepayment rate in 2009, compared to 12 percent in 2008. The acceleration in prepayment rates reflected the significant decline in mortgage rates in the last quarter of 2008 and early 2009 and the overall low mortgage rate environment throughout 2009. However, as noted above, the refinancing response was more muted than normally would be expected given the amount of the reductions in mortgage rates.
The following table presents the composition of the Program’s principal balances by loan type, mortgage note rate, and loan age.

December 31, 2009 (Dollars in millions)
	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

Total Unpaid Principal	$6,180	$245	$1,320	$7,745	$1,535	$9,280

Percent of Total	66%	3%	14%	83%	17%	100%

Weighted Average Mortgage Note Rate	5.62%	5.38%	4.97%	5.50%	5.76%	5.54%

Weighted Average Loan Age (in months)	37	46	44	38	52	41

December 31, 2008 (Dollars in millions)
	Conventional				FHA (Gov’t
	30 Year	20 Year	15 Year	Total	Guaranteed)	Total

Total Unpaid Principal	$5,743	$282	$1,169	$7,194	$1,396	$8,590

Percent of Total	67%	3%	14%	84%	16%	100%

Weighted Average Mortgage Note Rate	5.89%	5.61%	5.22%	5.77%	5.97%	5.80%

Weighted Average Loan Age (in months)	38	56	54	42	55	44
The Program’s composition of balances by loan type and original final maturity did not change materially in 2009 compared to 2008. However, the weighted average mortgage note rate fell from 5.80 percent at year-end 2008 to 5.54 percent at year-end 2009, reflecting the prepayments of higher rate mortgages and our purchase of a substantial amount of lower rate mortgages in 2009’s low mortgage rate environment. Almost 40 percent of total principal balances at the end of 2009 came from new loans purchased in 2009.
As in prior years, yields earned in 2009 on new mortgage loans in the Program, relative to funding costs, offered acceptable risk-adjusted returns. The federal government’s actions to purchase mortgage-backed securities put upward pressure on mortgage prices, which normally lowers market yields, but the impact was not large enough to cause initial or expected profitability on new mortgages to decrease substantially. We cannot predict whether the effects on net spreads from the government’s purchase activities will continue to be modest.

39 of 183

Housing and Community Investment
Since its inception in 1990, our Affordable Housing Program has provided funding for more than 51,000 housing units. In 2009, we accrued $30.8 million of earnings for the Affordable Housing Program, which we can award to members in 2010. This amount represents a $3.6 million (13 percent) increase from 2008 and resulted from 2009’s greater income before assessments.
Including funds recaptured or de-obligated from previous years’ offerings, we had available $35.9 million of funds for the Affordable Housing Program in 2009. De-obligated funds represent Affordable Housing projects for which we committed funds in prior years but which used fewer subsidies than originally anticipated or were for projects that did not go forward. Funds are also recaptured from projects in accordance with Finance Agency Regulations. We redeploy Affordable Housing Program funds if they are not used for the purposes intended.
Of the total funds available in 2009 for the Affordable Housing Program, $24.5 million was awarded through two competitive offerings, for which we approved 83 applications. Funds totaling $9.4 million were awarded to 164 members through the Welcome Home Set-Aside Program to assist home owners with down payments and closing costs. Funds totaling $1 million were allocated to fund the Mortgage Refinance Assistance Set-Aside Program. In total, almost one-third of our members received approval for funding under the Affordable Housing Program.
In addition, in 2009, our Board authorized two voluntary commitments (American Dream Homeownership Challenge and Preserving the American Dream), for which a total of $2.8 million was awarded to assist minority families and persons with special needs to become homeowners and to assist households facing delinquency and defaults.
Our activities to support affordable housing also include offering Advances with below-market interest rates at or near zero profit for us. Average 2009 Advance balances related to Housing and Community Investment Programs totaled $174 million for Affordable Housing Program Advances and $412 million for the Community Investment and Economic Development Programs. This represented a sizeable reduction from the balances in 2008, due, we believe, to the economic contraction that created greater risk for affordable housing projects.
Investments
In 2009, our investments portfolio continued to provide liquidity, enhance earnings, help us manage market risk, and, in the case of mortgage-backed securities, help us support the housing market.
Money Market Investments
Short-term unsecured money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits; securities purchased under agreements to resell; Federal funds sold; GSE discount notes, most of which are in our trading portfolio; and certificates of deposit and bank notes in our available-for-sale portfolio. The composition of our money market investment portfolio varies over time based on relative value considerations. Daily balances can fluctuate significantly, usually within a range of $10,000 million to $20,000 million, due to numerous factors, including changes in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, net spreads, opportunities to warehouse debt at attractive rates for future use, and management of financial leverage. Money market investments normally have one of the lowest net spreads of any of our assets, typically ranging from 3 to 15 basis points.
In 2009, we maintained average money market balances at higher than historical levels. The portfolio’s balance averaged $18,166 million in 2009, compared to an annual average of between $12,000 million and $14,000 million from 2006-2008. The increase in balances, many of which had overnight maturities, began in the fourth quarter of 2008 and occurred for three reasons. First, we wanted more asset liquidity during the financial crisis and continuing economic uncertainty. Second, some of the higher money market balances offset a portion of earnings lost from the sharp reductions in Advance balances, without a significant increase in risk. Third, Finance Agency guidance to target as many as 15 days of liquidity required more money market balances. We generally funded the money market investments required for increased asset liquidity with longer-term Discount Notes. Because of the upward sloping yield curve, these actions tended to negatively affect our earnings.

40 of 183

Because the financial crisis appeared to subside as 2009 progressed, we determined in the second half of 2009 that it was acceptable from a risk perspective to partially reduce the amount of asset liquidity held from funding short-term (mostly overnight) investments with longer-term Consolidated Obligation Discount Notes.
In the third and fourth quarters of 2009, we invested in the short-term discount note obligations of Freddie Mac and Fannie Mae. These investments provide us a vehicle to diversify our short-term investments at attractive yields and augment liquidity. We also believe they present less credit risk of delayed or nonrepayment of principal and interest compared to other unsecured short-term investments. On December 31, 2009, our investments in Freddie Mac and Fannie Mae Discount Notes totaled $2,300 million and $1,500 million, respectively.
Mortgage-Backed Securities
Mortgage-backed securities currently comprise almost 100 percent of the held-to-maturity securities and $3 million of the trading securities on the Statements of Condition. Our current philosophy is to invest in the mortgage-backed securities of GSEs and government agencies. We have not purchased any mortgage-backed securities issued by other entities since 2003, and we have no plans to do so.
We historically have been permitted by Finance Agency Regulation to hold mortgage-backed securities up to a multiple of three times regulatory capital, measured at the time of additional mortgage purchases. Our strategy is to attempt to utilize as much of this authority as possible, subject to the availability of investments that fit our investment parameters, including an acceptable risk/return profile. In 2009, because of the financial crisis, recession and the Federal Reserve’s actions to directly purchase mortgage-backed securities, the availability of securities for us to purchase that fit our investment parameters was limited. As shown in the table below, in 2009 we purchased $992 million fewer securities than paydowns; we also sold $457 million of securities. We did not purchase any securities from September 2009 through year end. However, because the amount of regulatory capital fell in 2009, the mortgage-backed security multiple did not decrease significantly. On December 31, 2009, the principal balance of mortgage-backed securities totaled $11,448 million and regulatory capital was $4,151 million, for a multiple of 2.76.
In May 2008, the Finance Agency approved our request, pursuant to a Finance Agency authorization permitting a higher multiple, to temporarily expand our mortgage-backed security percentage by up to an additional 1.5 times regulatory capital until March 31, 2010. For the reasons discussed above, we have been unable to benefit substantially from the expanded authority. After purchasing $850 million of securities in January and February 2010 and repurchasing $269 million of additional excess capital stock in January (see the “Capital Resources” section below for discussion), the multiple increased to 3.00 on February 28, 2010.
The following table reconciles changes in the principal balance of mortgage-backed securities for 2009 and 2008.

(In millions)	2009	2008

Balance, beginning of year	$12,897	$12,157
Principal purchases	2,690	2,862
Principal paydowns	(3,682)	(2,122)
Principal sales	(457)	-

Balance, end of year	$11,448	$12,897

The principal paydowns equated to a 26 percent annual constant prepayment rate in 2009, compared to 16 percent in 2008. Similar to the Mortgage Purchase Program, the acceleration in prepayment rates reflected the overall low mortgage rate environment throughout 2009.

41 of 183

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer.

(In millions)	December 31, 2009	December 31, 2008

Security Type
Collateralized mortgage obligations	$3,268	$5,433
Pass-throughs (1)	8,180	7,464

Total	$11,448	$12,897

Collateral Type
15-year collateral	$5,455	$5,169
20-year collateral	3,225	3,365
30-year collateral	2,768	4,363

Total	$11,448	$12,897

Issuer
GSE residential mortgage-backed securities	$11,258	$12,581
Agency residential mortgage-backed securities	3	12
Private-label residential mortgage-backed securities	187	304

Total	$11,448	$12,897

(1)	At both year-end 2009 and 2008, $3 million of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs.
Most purchases in 2009 were 15-year pass-through collateral securities. This change was driven by our assessment that 15-year collateral had a more favorable risk/return tradeoff. We continued to own no pass-throughs backed by 30-year fixed-rate collateral. Because over 80 percent of Mortgage Purchase Program loans have 30-year original terms, purchasing pass-throughs with shorter than 30-year original terms is one way we diversify mortgage assets to help manage market risk exposure. We also tend to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less market value sensitivity than other tranches. As discussed elsewhere, we have historically held a very small amount of private-label securities.
In 2009, yields earned on new mortgage-backed securities relative to funding costs offered acceptable risk-adjusted returns. However, as discussed above, the availability of securities to purchase was limited. In addition, we were prudent in purchasing securities at the low levels of mortgage coupons in 2009 because of the potential for significantly higher interest rates in the future. If significantly higher rates occur, future earnings levels may be materially lower because the low-coupon mortgages would pay down more slowly than the maturities of Consolidated Obligations issued to fund and hedge them, thus obligating us to issue new debt in a higher interest rate environment. More discussion about our current and 2009 market risk management strategies is in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

42 of 183

Consolidated Obligations
Changes in Balances and Composition
Our primary source of funding and liquidity is through participating in the issuance of the System’s debt securities—Consolidated Obligations—in the capital markets. The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2009		2008
	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$23,189	$35,286	$49,389	$40,450
Discount	(2)	(14)	(53)	(94)

Total Consolidated Discount Notes	23,187	35,272	49,336	40,356

Consolidated Bonds:
Unswapped fixed-rate	25,090	25,528	25,650	25,468
Unswapped adjustable-rate	1,000	3,623	6,424	9,638
Swapped fixed-rate	14,997	12,543	10,140	11,969

Total Par Consolidated Bonds	41,087	41,694	42,214	47,075

Other items (1)	135	145	179	62

Total Consolidated Bonds	41,222	41,839	42,393	47,137

Total Consolidated Obligations (2)	$64,409	$77,111	$91,729	$87,493

(1)	Includes unamortized premiums/discounts, hedging and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 13 of the Notes to Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $930,617 and $1,251,542 at December 31, 2009 and 2008, respectively.
All of our Obligations issued and outstanding in 2009, as in the last several years, had “plain-vanilla” interest terms. None had step-up, inverse floating rate, convertible, range, or zero-coupon structures.
Balances and compositions of the various Obligation types can fluctuate significantly based on Advance demand, money market investment balances, comparative changes in their cost levels, supply and demand conditions, and our balance sheet management strategies. We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and money market investments with Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). The ability to have three different sources of short-term and adjustable-rate funding is an important component in managing financial performance. We fund long-term assets principally with unswapped fixed-rate Bonds to help manage the market risk exposure of the long-term assets.
In 2009, the average and ending balances of Discount Notes were lower than 2008’s balances. The reduced reliance on Discount Notes in 2009 resulted from the substantial decrease in Advance balances. The relatively stable balance of unswapped fixed-rate Bonds in 2009 compared to 2008 reflected the modest growth in our mortgage assets and the reduction in long-term fixed-rate Advances.

 43 of 183

The following table shows the allocation on December 31, 2009 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable

Due in 1 year or less	$-	$3,686	$4	$3,690	$7,516
Due after 1 year through 2 years	400	3,207	4	3,611	1,695
Due after 2 years through 3 years	1,245	3,089	51	4,385	125
Due after 3 years through 4 years	1,500	2,162	14	3,676	-
Due after 4 years through 5 years	1,161	1,196	4	2,361	25
Thereafter	5,055	2,182	130	7,367	-

Total	$9,361	$15,522	$207	$25,090	$9,361

The allocations were consistent with those in the last several years. The Bonds were distributed relatively smoothly throughout the maturity spectrum. Twenty-nine percent had final remaining maturities greater than five years. Thirty-seven percent provide us with call options, which help manage the prepayment volatility of mortgage assets. Over 80 percent of the callable Bonds have next call dates within the next 12 months and most of them are callable daily after an initial lockout period. Daily call options provide considerable flexibility in managing market risk exposure to lower mortgage rates.
Relative Cost of Funding
Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. These spreads can be volatile, and in 2008 and the first quarter of 2009, they were significantly wider and more volatile than in prior years. The financial crisis caused investors to demand significantly more relative compensation for debt securities, especially longer-term securities, issued by non-government entities. We responded to the higher spreads on noncallable Bonds by issuing a greater percentage of callable Bonds and Discount Notes because callable Bond spreads did not widen as much as noncallable Bond spreads. In the last three quarters of 2009, both noncallable and callable Bonds spreads and volatility improved back towards historical norms. The reversion of spreads benefited our earnings to the extent we issued more Bonds and replaced called and matured Bonds.
For discussion of the relative cost of Discount Note funding, which was a major driver of 2009’s earnings, see the “Net Interest Income” section of “Results of Operations.”
Eligible Assets Requirement
Finance Agency Regulations require us to maintain certain eligible assets free from any lien or pledge in an amount at least equal to the outstanding amount of our participation in Obligations. Eligible assets principally include Advances, loans under the Mortgage Purchase Program, mortgage-backed securities, money market investments, and deposits. The following table shows that we complied with this requirement on the dates presented, which are indicative of ongoing compliance.

(In millions)	December 31, 2009	December 31, 2008

Total Book Value Eligible Assets	$71,786	$98,922
Total Book Value Consolidated Obligations	(64,409)	(91,729)

Excess Eligible Assets	$7,377	$7,193

Deposits
Members’ deposits with us are a relatively minor source of low-cost funding. As shown on the “Average Balance Sheet and Yield/Rates” table in the “Results of Operations,” the average balance of term deposits and other interest-bearing deposits increased $287 million (20 percent) in 2009 compared to the same period of 2008. On December 31, 2009, the balance of deposits was $2,085 million, an increase of $891 million (75 percent) over year-end 2008. Deposit growth reflected members’ greater excess liquidity.

 44 of 183

Derivatives Hedging Activity and Liquidity
We discuss our use of and accounting for derivatives in the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.” We discuss liquidity in “Executive Overview” and in the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Capital Resources
Capital Leverage
The Gramm-Leach-Bliley Act of 1999 (GLB Act) and Finance Agency Regulations specify limits on how much we can leverage capital by requiring at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, which targets a floor on the regulatory quarterly average capital-to-assets ratio of 4.20 percent. If financial leverage increases too much, or becomes too close to the regulatory limit, we have discretionary ability within our Capital Plan to enact changes to ensure capitalization remains strong and in compliance with regulatory limits. The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.
          GAAP and Regulatory Capital

	Year Ended December 31,
(In millions)	2009		2008
	Year End	Average	Year End	Average
GAAP Capital Stock	$3,063	$3,801	$3,962	$3,798
Mandatorily Redeemable Capital Stock	676	211	111	127

Regulatory Capital Stock	3,739	4,012	4,073	3,925
Retained Earnings	412	405	326	335

Regulatory Capital	$4,151	$4,417	$4,399	$4,260

     GAAP and Regulatory Capital-to-Assets Ratios

	2009		2008
	Year End	Average	Year End	Average
GAAP	4.86%	4.96%	4.36%	4.37%
Regulatory	5.81	5.22	4.48	4.51
The decrease in financial leverage in 2009, as measured by higher capital-to-asset ratios, was due principally to the decrease in Advance balances. Retained earnings increased in 2009 over year-end 2008 by $86 million because we paid stockholders an average annualized dividend rate of 4.63 percent dividend while the ROE averaged 6.38 percent.
The substantial decrease in GAAP capital stock and substantial increase in mandatorily redeemable capital stock were due primarily to requests from a number of members for redemption of their excess stock balances and to the termination of several memberships as a result of mergers with financial institutions outside our Fifth District. When a membership terminates, the outstanding GAAP capital stock of the former member is automatically converted to mandatorily redeemable capital stock. Based on our communications with members, the increase in excess stock redemption requests in 2009 reflected attempts by several members to limit their investment concentrations and concerns with the financial condition of the FHLBank System, knowing that System Consolidated Obligations are the joint and several responsibilities of all FHLBanks. Members expressed no concern about our FHLBank’s financial condition or performance. Per the GLB Act and our Capital Plan, we have up to five years to repurchase mandatorily redeemable capital stock after a request for redemption of excess stock or a termination of membership (assuming, in the latter case, that Advances collateralized by the stock have been repaid).

 45 of 183

Changes in Capital Stock Balances
The following table presents changes in our regulatory capital stock balances.

(In millions)	2009	2008

Regulatory stock balance at beginning of year	$4,073	$3,591

Stock purchases:
Membership stock	47	72
Activity stock	45	303
Stock dividends	-	152
Stock repurchases:
Member redemptions	(376)	(23)
Withdrawals	(50)	(22)

Regulatory stock balance at the end of the year	$3,739	$4,073

Regulatory capital stock balances decreased $334 million, resulting primarily from our repurchase of $376 million of excess stock that several members had requested be redeemed. Although total Advance balances decreased, some members increased their Mission Asset Activity, resulting in the $45 million increase in activity stock. The increase in membership stock resulted from the annual recalculation of members’ minimum capital investment requirement. In January 2010, we repurchased $269 million of mandatorily redeemable excess capital stock.
Excess Stock
Because Advances declined during 2009, the amount of excess capital stock outstanding increased and the amount of capital stock members cooperatively utilized within our Capital Plan decreased. This occurred despite our repurchase of $376 million of members’ excess stock. A key component of our Capital Plan is cooperative utilization of capital stock, which, within constraints, permits members who have no excess stock of their own to capitalize additional Mission Asset Activity using excess stock owned by other members. Excess capital stock outstanding under our Capital Plan is reduced by the amount of cooperative utilization. If our Capital Plan did not have a cooperative capital feature, members would have been required to purchase up to $216 million of additional stock to capitalize the same total amount of Mission Asset Activity.

(In millions)	December 31, 2009	December 31, 2008

Excess capital stock (Capital Plan definition)	$905	$649

Cooperative utilization of capital stock	$216	$406

Mission Asset Activity capitalized with cooperative capital stock	$5,394	$10,150

A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively used) exceeds one percent of our total assets. At year-end 2008 and in each quarter of 2009, we were above the regulatory threshold and, therefore, were required to pay cash dividends for these quarters. Until Advances grow substantially again, we expect to continue to pay cash dividends.
Retained Earnings
On December 31, 2009, stockholders’ investment in our FHLBank was supported by $412 million of retained earnings. This represented 11 percent of total regulatory capital stock and 0.58 percent of total assets. When allocating earnings between dividends and retained earnings our Board of Directors considers the goals of paying stockholders a competitive dividend and having an adequate amount of retained earnings to mitigate impairment risk and potentially augment future dividend stability.

 46 of 183

Membership and Stockholders
On December 31, 2009, we had 735 member stockholders. In 2009, 19 institutions became new member stockholders while 12 were lost, producing a net gain of seven member stockholders. Most of the new members were community financial institutions with relatively small borrowing capacity. We lost members for the following reasons: four merged with other members; five merged with a nonmember (four outside our District); one relocated its charter outside our District; one was subject to an FDIC seizure with its assets subsequently purchased by another member; and one (AmTrust Bank) was subject to an FDIC seizure with its assets subsequently purchased by a financial institution chartered outside our District.
Of the members lost in 2009, two were National City Bank and AmTrust Bank, which have been among our largest stockholders and borrowers. The decrease in Mission Asset Activity from these lost members was modest in 2009, but will become greater over time as their Advances mature or are prepaid. We believe that these membership losses will not materially affect our business model, the adequacy of our liquidity, the ability to make timely principal and interest payments on participations in Consolidated Obligations and other liabilities, the ability to continue providing sufficient membership value to remaining members, or our profitability. We believe the impact on profitability will not be material because, as these former members’ Advances decrease, we can repurchase their capital stock, which will reduce the unfavorable impact on profitability from losing the Advances.
The following tables list institutions holding five percent or more of our outstanding Class B capital stock. The amounts include stock held by any known affiliates that are members of our FHLBank.
   (Dollars in millions)

December 31, 2009			December 31, 2008
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$591	16%	U.S. Bank, N.A.	$841	21%
PNC Bank, N.A.(1)	404	11	PNC Bank, N.A.(1)	404	10
Fifth Third Bank	401	11	Fifth Third Bank	394	10
The Huntington National Bank	241	6	The Huntington National Bank	241	6

			AmTrust Bank	223	5

Total	$1,637	44%

			Total	$2,103	52%

          (1) Formerly National City Bank.
The decrease in stock held by U.S. Bank, N.A. was due to its request for redemption of a portion of its excess stock in order to reduce its total holdings of FHLBank System stock. We repurchased this excess stock in September 2009. In November 2009, National City Bank notified us of its membership withdrawal due to a charter consolidation with a non-Fifth District financial institution, PNC Financial Services Group, Inc., which acquired National City in January 2009.
The following table provides the number of member stockholders by charter type.

	December 31,
	2009	2008

Commercial Banks	473	474
Thrifts and Savings Banks	128	130
Credit Unions	110	104
Insurance Companies	24	20

Total Member Stockholders	735	728

 47 of 183

In 2009, net membership growth came from credit unions and insurance companies. The membership market share by charter for institutions that are eligible for membership and also satisfy performance trend criteria are as follows, as of December 31, 2009: 96 percent of commercial banks, 99 percent of thrifts and savings banks, and 62 percent of credit unions with assets above $25 million. There are approximately 85 Fifth District depository institutions eligible for membership that are not already members. The number of eligible insurance companies is difficult to compute accurately, but we believe several dozen are not members. At the end of 2009, the composition of membership by state was Ohio with 311, Kentucky with 218, and Tennessee with 206.
The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2009	2008

Commercial Banks	$2,422	$3,053
Thrifts and Savings Banks	455	667
Credit Unions	98	94
Insurance Companies	168	149
Other (1)	596	110

Total	$3,739	$4,073

(1)	“Other” includes capital stock of former members that have been, or will be, merged with non-members. This stock is mandatorily redeemable capital stock.
Credit union members hold relatively less stock because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock because they tend to be larger than average and borrow more. Stock outstanding to commercial banks decreased substantially in 2009, due to requests for redemption of excess stock, some of which we subsequently repurchased, and mergers with non-members.
The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2009	2008

Up to $100 million	226	235
> $100 up to $500 million	395	381
> $500 million up to $1 billion	57	58
> $1 billion	57	54

Total Member Stockholders	735	728

(1)	The December 31, 2009 membership composition reflects members’ assets as of September 30, 2009.
Most members are small financial institutions, with approximately 85 percent having assets up to $500 million. As noted elsewhere, having larger members, such as those with assets over $1 billion, is critical to helping achieve our mission objectives, including providing valuable products and services to all members.

 48 of 183

RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for each of the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders’ equity for the period.

(Dollars in millions)	2009		2008		2007
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)

Net interest income	$387	6.75%	$364	6.46%	$421	7.90%

Net gain (loss) on derivatives and hedging activities	18	0.31	2	0.03	(12)	(0.22)
Other non-interest income	20	0.35	7	0.13	6	0.11

Total non-interest income (loss)	38	0.66	9	0.16	(6)	(0.11)

Total revenue	425	7.41	373	6.62	415	7.79

Total other expense	(59)	(1.03)	(51)	(0.89)	(48)	(0.92)
Assessments	(98)	(b )	(86)	(b )	(98)	(b )

Net income	$268	6.38%	$236	5.73%	$269	6.87%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

(b)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Net Interest Income
For our FHLBank, the largest component of net income is almost always net interest income. We manage net interest income within the context of managing the tradeoff between market risk and return. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation. Our ROE normally is lower than that of many other financial institutions because of our cooperative wholesale business model, our members’ desire to have dividends correlate with short-term interest rates, and our modest overall risk profile.
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
▪	Net interest rate spread. This component equals the balance of total earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion, prepayment fees on Advances, and all other earnings from interest-earning assets net of funding costs. The latter is the largest component and represents the coupon yields of interest-earning assets net of the coupon costs of Consolidated Obligations and deposits.

▪	Earnings from funding assets with interest-free capital (“earnings from capital”). Because yields on assets funded with capital change when market interest rates move, earnings from capital funding move in the same direction as rates change. We deploy much of our capital in short-term and adjustable-rate assets in order to help ensure that ROE moves in the same direction as short-term interest rates and to help control market risk exposure. Earnings from capital can be computed as the average capital balance multiplied by the average cost of interest-bearing liabilities.

 49 of 183

The following table shows the two major components of net interest income, as well as the three major subcomponents of the net interest spread, for each of the last three years.

	2009		2008		2007
(Dollars in millions)		Pct of		Pct of		Pct of
		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets

Components of net interest rate spread:
Other components of net interest rate spread	$326	0.39%	$253	0.27%	$229	0.27%
Net (amortization)/accretion (1) (2)	(34)	(0.04)	(48)	(0.05)	(30)	(0.03)
Prepayment fees on Advances, net (2)	8	0.01	2	-	3	-

Total net interest rate spread	300	0.36	207	0.22	202	0.24

Earnings from funding assets with interest-free capital	87	0.10	157	0.17	219	0.26

Total net interest income/net interest margin	$387	0.46%	$364	0.39%	$421	0.50%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.
The increase in 2009’s net interest income, compared to 2008’s, was due primarily to the factors identified in the “Other Components of Net Interest Rate Spread” section below. The decrease in 2008’s net interest income, compared to 2007’s, was due to the earnings from capital and net amortization/accretion categories.
Earnings From Capital. Earnings from capital decreased in 2009 versus 2008 and in 2008 versus 2007 because of the significant reductions each year in annual average market interest rates, especially short-term rates. Short-term interest rates had mostly reached their low points by the end of 2008. However, on an annual average basis, short-term rates were much lower in 2009 than in 2008, resulting in a 1.53 percentage points decrease in the average cost of interest-bearing liabilities, which in turn caused a steep decrease ($70 million, or 0.07 percentage points of interest earning assets) in 2009’s earnings from capital. A similar decrease ($62 million) in the earnings from capital occurred in 2008 compared to 2007.
Net Amortization/Accretion. Net amortization/accretion includes purchase premiums and discounts on mortgage assets and concessions on Consolidated Obligations. Amortization/accretion depends primarily on the levels of, and changes in, intermediate- and long-term interest rates and the shape of the Consolidated Obligation yield curve. Interest rates affect amortization/accretion of purchase premiums and discounts on mortgage assets by changing actual and projected principal prepayments. Our mortgage assets normally have an overall net premium balance, which results in more amortization when mortgage rates fall and less amortization when mortgage rates rise. Interest rates affect the amortization of Bond concessions by changing the amount of Bonds we call before maturity; when Bonds are called, remaining concessions are recognized immediately.
Net amortization decreased in 2009 versus 2008 and increased in 2008 versus 2007. Although interest rates trended downward in the last three years, which normally increases net amortization, some quarters had sufficient increases in mortgage rates to result in partial reductions in amortization. Most of 2009’s amortization was due to Bond concessions, as we economically retired over $14 billion of Bonds before their final maturities. Amortization in 2008 was approximately evenly split between mortgages and Bonds. Most of the year-over-year volatility in amortization was due to differences in mortgage amortization, not amortization of Bond concessions. The largest amortization in the last three years occurred in 2008 because of the relatively large decreases in mortgage rates in the first and fourth quarters of 2008.
Prepayment Fees on Advances. Although Advance prepayment fees can be, and in the past have been, significant, they were moderate in each of the last three years. Prepayment fees depend mostly on the actions and preferences of members to continue holding our Advances. Fees in one period do not necessarily indicate a trend that will continue in future periods.

 50 of 183

Other Components of Net Interest Rate Spread. Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread increased $73 million in 2009 compared to 2008 and increased $24 million in 2008 compared to 2007. Several factors, discussed below in estimated order of impact from largest to smallest, were primarily responsible for these increases.
     2009 Versus 2008
▪	Re-issuing called Consolidated Bonds at lower debt costs—Favorable: Between the fourth quarter of 2008 and the end of 2009, the reductions in intermediate- and long-term interest rates enabled us to retire (call) approximately $17 billion of unswapped Bonds before their final maturities and replace them with new Consolidated Obligations, many at significantly lower interest rates. Most of the called Bonds funded mortgage assets. By contrast, the amount of mortgage paydowns, which we reinvested in assets with lower rates, was substantially less than the amount of Bonds called. In addition, Bond calls and replacements with new debt enabled us to favorably alter the distribution of liability maturities, which raised earnings given the sharply upward sloping yield curve, without materially affecting market risk exposure.

▪	Wider portfolio spreads on LIBOR Advances—Favorable: We use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of LIBOR-indexed Advances. In the first six months of 2009, average portfolio spreads on LIBOR-indexed Advances relative to their Discount Note funding were substantially wider than the 18 to 20 basis points historical average and wider than the average spreads in 2008. Spreads widened because the financial crisis raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. In some months, LIBOR rose as other short-term market rates fell. The spreads were particularly wide in the fourth quarter of 2008 (which benefited 2009’s earnings) and the first quarter of 2009.

Early in the third quarter of 2009, short-term LIBOR decreased and the spread between LIBOR and Discount Notes reverted back to approximately its long-term historical level. The spread reversion, which lowered the cost of inter-bank lending relative to Discount Notes, appears to have been due to the market’s perception that the financial crisis had eased combined with the effects of the massive amounts of government liquidity injected into the financial system.

▪	Increase in benefit from short funding from steeper yield curve—Favorable: Market yield curves became significantly steeper in late 2008 and 2009 as short-term interest rates fell to historical lows of close to zero. This benefited earnings due to our use of a modest amount of short-term debt Obligations to fund long-term assets (short funding). In addition, differences in principal paydowns of long-term assets versus liabilities, including muted acceleration of mortgage prepayments, caused the amount of short funding to increase in the first three quarters of 2009, before we reduced the amount of short funding in the fourth quarter to protect future earnings against the potential for large increases in long-term interest rates.

▪	Decrease in financial leverage due to lower Advance balances—Unfavorable: The average principal balance of Advances was $16.3 billion lower in 2009 compared to 2008, which reduced our financial leverage. Although many Advance programs experienced reductions in balances, much of the decrease occurred from repayment and maturities of LIBOR Advances. Because, as explained above, we had funded many of these LIBOR Advances with Discount Notes at elevated spreads until the third quarter of 2009, the loss of these Advances decreased net interest income even more. We did not replace the lower Advance balances with sufficient increases in other asset balances to fully offset the lost income.

 51 of 183

2008 Versus 2007
For 2008 versus 2007, the following other components of the net interest rate spread combined to increase net interest income by $24 million, which partially offset the reduction in the earnings from capital and increase in net amortization. Overall, net interest income was down sharply (by $57 million) in 2008.
▪	Favorable Factors: Annual average spreads between LIBOR Advances and Discount Notes widened in 2008 compared to 2007, as the financial crisis took hold. We called over $7.0 billion of Bonds and replaced them with Consolidated Obligations at lower interest costs. Average total assets expanded by $10.1 billion. The average amount of capital grew by $221 million, which we invested in interest-earnings assets.

▪	Unfavorable Factors: A large amount of low cost debt matured, most of which we replaced with new Bonds at higher interest costs. We carried a large amount of overnight Advances and money market investments funded mostly with longer-term Discount Notes, and the sharp reductions in overnight interest rates decreased earnings by causing the overnight assets to reprice at the lower rates sooner than the funding. Finally, we lowered market risk exposure to protect against the potential for increases in interest rates by issuing more long-term Bonds. This decreased earnings given the steep upward sloping debt curves and the reductions in short-term interest rates.

 52 of 183

Average Balance Sheet and Yield/Rates
The following table provides yields/rates and average balances for major balance sheet accounts. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

	2009			2008			2007
	Average		Average	Average		Average	Average		Average
(Dollars in millions)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
Assets

Advances	$44,504	$578	1.30%	$60,499	$1,895	3.13%	$49,362	$2,592	5.25%

Mortgage loans held for portfolio (2)	9,570	484	5.06	8,683	437	5.03	8,817	467	5.30

Federal funds sold and securities purchased under resale agreements	8,382	12	0.15	8,181	159	1.95	6,737	346	5.14

Other short-term investments	1,281	3	0.19	25	1	2.93	693	37	5.33

Interest-bearing deposits in banks (3) (4)	8,503	27	0.31	4,000	69	1.73	6,157	325	5.28

Mortgage-backed securities	12,118	578	4.77	12,593	627	4.98	12,100	580	4.79

Other long-term investments	11	-	4.20	16	1	5.01	19	1	5.72

Loans to other FHLBanks	19	-	0.13	18	-	1.79	7	-	4.70

Total earning assets	84,388	1,682	2.00	94,015	3,189	3.39	83,892	4,348	5.18

Allowance for credit losses on mortgage loans	-			-			-
Other assets	282			342			401

Total assets	$84,670			$94,357			$84,293

Liabilities and Capital

Term deposits	$123	1	0.94	$103	3	2.87	$131	7	5.15

Other interest bearing deposits (4)	1,613	1	0.04	1,346	23	1.69	932	44	4.78

Short-term borrowings	35,272	112	0.32	40,356	947	2.35	24,763	1,235	4.99

Unswapped fixed-rate Consolidated Bonds	25,539	1,059	4.15	25,469	1,175	4.62	25,875	1,178	4.55

Unswapped adjustable-rate Consolidated Bonds	3,623	33	0.90	9,638	301	3.12	4,670	244	5.23

Swapped Consolidated Bonds	12,677	80	0.63	12,030	368	3.06	22,948	1,210	5.27

Mandatorily redeemable capital stock	211	9	4.43	127	8	6.45	132	9	6.90

Other borrowings	1	-	0.07	1	-	1.64	-	-	-

Total interest-bearing liabilities	79,059	1,295	1.64	89,070	2,825	3.17	79,451	3,927	4.94

Non-interest bearing deposits	5			4			14

Other liabilities	1,405			1,155			921

Total capital	4,201			4,128			3,907

Total liabilities and capital	$84,670			$94,357			$84,293

Net interest rate spread			0.36%			0.22%			0.24%

Net interest income and net interest margin		$387	0.46%		$364	0.39%		$421	0.50%

Average interest-earnings assets to interest-bearing liabilities			106.74%			105.55%			105.59%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Includes securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale or held-to-maturity securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

 53 of 183

From 2008 to 2009, all accounts had reductions in their average rates, except for Mortgage Loans Held in Portfolio (i.e, the Mortgage Purchase Program). The accounts with the largest reductions in average rates have short-term maturities or adjustable-rate interest resets, as expected given the sharp reductions in average short-term rates. The Mortgage Purchase Program had a slight increase in average rate because its net amortization was $29 million, or 0.30 percentage points of balance, lower in 2009 than in 2008.
Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	2009 over 2008			2008 over 2007
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total

Increase (decrease) in interest income
Advances	$(409)	$(908)	$(1,317)	$500	$(1,197)	$(697)
Mortgage loans held for portfolio	45	2	47	(7)	(23)	(30)
Federal funds sold and securities purchased under resale agreements	4	(151)	(147)	62	(249)	(187)
Other short-term investments	3	(1)	2	(24)	(12)	(36)
Interest-bearing deposits in banks	41	(83)	(42)	(88)	(168)	(256)
Mortgage-backed securities	(23)	(26)	(49)	24	23	47
Other long-term investments	(1)	-	(1)	-	-	-
Loans to other FHLBanks	-	-	-	-	-	-

Total	(340)	(1,167)	(1,507)	467	(1,626)	(1,159)

Increase (decrease) in interest expense
Term deposits	-	(2)	(2)	(2)	(2)	(4)
Other interest-bearing deposits	4	(26)	(22)	15	(36)	(21)
Short-term borrowings	(106)	(729)	(835)	554	(842)	(288)
Unswapped fixed-rate Consolidated Bonds	4	(120)	(116)	(19)	16	(3)
Unswapped adjustable-rate Consolidated Bonds	(125)	(143)	(268)	184	(127)	57
Swapped Consolidated Bonds	18	(306)	(288)	(447)	(395)	(842)
Mandatorily redeemable capital stock	4	(3)	1	-	(1)	(1)
Other borrowings	-	-	-	-	-	-

Total	(201)	(1,329)	(1,530)	285	(1,387)	(1,102)

Increase (decrease) in net interest income	$(139)	$162	$23	$182	$(239)	$(57)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)	Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
Effect of the Use of Derivatives on Net Interest Income
As explained elsewhere, the primary reason we use derivatives, most of which are interest rate swaps, is to hedge the market risk exposure including earnings volatility resulting from the fixed interest rates of certain Advances and Consolidated Obligations and from certain embedded options in assets and liabilities. The following table shows the effect of using derivatives on net interest income.

(In millions)	2009	2008	2007

Advances (1)	$(505)	$(189)	$63
Mortgage purchase commitments (2)	3	-	2
Consolidated Obligations (1)	158	69	(103)

Decrease in net interest income	$(344)	$(120)	$(38)

(1)	Represents interest rate swap interest.

(2)	Represents the amortization of derivative fair value adjustments.
The derivatives synthetically convert the fixed interest rates on the swapped Advances and Consolidate Obligations to adjustable-coupon rates tied to short-term LIBOR (mostly three-month), which normally have lower interest rates than the fixed rates. Using derivatives decreased net interest income in each of the last three years because the fixed interest rates on the swapped Advances were higher than the fixed interest rates on the swapped Obligations.

 54 of 183

The swapped Advances are normally financed with short-term adjustable-rate liabilities and the swapped Obligations normally finance short-term or adjustable-rate Advances. Therefore, use of derivatives resulted in, as we intended, a much closer match of interest rate cash flows between assets and liabilities than would have occurred without their use. If we had not used derivatives, net interest would have been higher by the amounts indicated, however, earnings and market risk exposure to changes in interest rates would have experienced an unacceptable amount of volatility.
The effect on net interest income from derivatives activity represents the net effects of:
▪	the economic cost of hedging purchased options embedded in Advances;

▪	converting fixed-rate Regular Advances and Advances with below-market coupons and purchased options to at-market coupons tied to adjustable-rate LIBOR; and

▪	converting fixed-rate coupons to an adjustable-rate LIBOR coupon on swapped Obligations.
In general, the relative magnitude of each factor depends on changes in both short-term LIBOR and in the net notional principal amounts of swapped Advances versus swapped Obligations. The larger reduction in net interest income in 2009 from use of derivatives was primarily due to the significantly lower short-term LIBOR in 2009 versus 2008. See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information.
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2009	2008	2007

Other Income (Loss)
Net gains on held-to-maturity securities	$12	$-	$-
Net gain (loss) on derivatives and hedging activities	18	2	(12)
Other non-interest income, net	8	7	6

Total other income (loss)	$38	$9	$(6)

Other Expense
Compensation and benefits	$34	$26	$25
Other operating expense	15	13	13
Finance Agency	3	3	3
Office of Finance	3	3	3
Other expenses	4	6	4

Total other expense	$59	$51	$48

Average total assets	$84,670	$94,357	$84,293
Average regulatory capital	4,417	4,260	4,044

Total other expense to average total assets (1)	0.07%	0.05%	0.06%
Total other expense to average regulatory capital (1)	1.33%	1.18%	1.20%
(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
For both 2009 versus 2008 and 2008 versus 2007, the net gain on derivatives and hedging activities represented unrealized market value adjustments resulting primarily from the reductions in interest rates and the amortization of market value gains from the replacement of terminated interest rate swaps in September 2008 that had been outstanding with Lehman Brothers. The changes in the market values as a percentage of notional principal were modest, less than 0.10 percentage points. We consider the amount of volatility in the last three years to be moderate and consistent with the close hedging relationships of our derivative transactions.
The increase in 2009 other non-interest income included a $12 million gain on sales of $457 million of mortgage-backed securities in the first and fourth quarters. We may from time to time sell mortgage-backed securities when their remaining principal balance is below 15 percent of their original balances.

 55 of 183

Total other expense increased $8 million (17 percent) in 2009. Most of the increase came from compensation and benefits, in particular funding of pension programs in the volatile financial environment. See Note 17 of the Notes to Financial Statement for further discussion. We continue to maintain a sharp focus on controlling operating costs. The increase in these expenses lowered ROE approximately 0.15 percentage points in 2009.
REFCORP and Affordable Housing Program Assessments
Currently, the combined assessments for REFCORP and the Affordable Housing Program equate to an approximately 27 percent effective annualized net assessment rate. Depending on the level of the FHLBank System’s earnings, the REFCORP assessment is currently expected to be statutorily retired in the next several years. Lower FHLBank System earnings would extend the retirement date and higher earnings would accelerate the date.
In 2009, assessments totaled $98 million, which reduced ROE by 2.33 percentage points. In 2008, assessments were $86 million, which reduced ROE by 2.09 percentage points. The relative burden of assessments was higher in 2009 than in 2008 because net income before assessments rose 13 percent while average capital rose only 2 percent; this means a larger assessment was applied to a relatively stable capital base.
Analysis of Quarterly ROE
The following table summarizes the components of 2009’s quarterly ROE and provides quarterly ROE for 2008 and 2007.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Components of 2009 ROE:
Net interest income:
Other net interest income	8.37%	7.43%	6.66%	6.24%	7.20%
Net (amortization)/accretion	(0.90)	(0.23)	(0.60)	(0.62)	(0.58)
Prepayment fees	0.26	0.07	0.12	0.07	0.13

Total net interest income	7.73%	7.27%	6.18%	5.69%	6.75%

Net gain on derivatives and hedging activities	0.31	0.23	0.33	0.36	0.31
Other non-interest income	0.56	0.12	0.16	0.60	0.35

Total non-interest income	0.87	0.35	0.49	0.96	0.66

Total revenue	8.60	7.62	6.67	6.65	7.41

Total other expense	(0.82)	(0.84)	(0.97)	(1.54)	(1.03)
Assessments	(a )	(a )	(a )	(a )	(a )

2009 ROE	7.78%	6.78%	5.70%	5.11%	6.38%

2008 ROE	5.06%	6.38%	6.26%	5.19%	5.73%

2007 ROE	6.63%	7.11%	6.80%	6.96%	6.87%

(a)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Quarterly ROE in 2009 was volatile, ranging from 5.11 percent to 7.78 percent, while one of the main earnings drivers, short-term interest rates, was relatively stable. The fact that the level of quarterly ROE was significantly higher than short-term interest rates enabled us to distribute quarterly dividends to stockholders that were less volatile than ROE.
ROE fell in each quarter of 2009. The first quarter benefitted from the widest spreads on LIBOR-indexed Advances to Discount Note funding, the largest amount of short funding, 0.26 percentage points of Advance prepayment fees, and 0.56 percentage points of other non-interest income, principally from a gain on sales of mortgage-backed securities. On the unfavorable side, net amortization was high and the full impact of our Bond calls had not occurred.

 56 of 183

The decrease in 2009’s second quarter ROE compared to the first quarter reflected further reductions in Advance balances, the beginning of the dissipation of the wide LIBOR to Discount Note spread, a decrease in Advance prepayment fees, and no gains on securities sales. These unfavorable factors were offset partially by an increase in the benefit from calling Bonds and replacing them with lower rate debt and less net amortization.
The decrease in 2009’s third quarter ROE compared to the second quarter reflected reversal of the LIBOR to Discount Note spread to historical levels, even lower Advance balances, and higher net amortization. These unfavorable factors were partially offset by the continued benefit from calling Bonds.
The decrease in 2009’s fourth quarter ROE compared to the third quarter reflected a decrease in the amount of short funding in order to reduce market risk exposure to higher interest rates and further reductions in Advance balances. These unfavorable factors were partially offset by the cumulative benefit from calling Bonds and a gain on sales of mortgage-backed securities.
Segment Information
Note 18 of the Notes to Financial Statements presents information on our two operating business segments. It is important to note that we manage financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis.
The table below summarizes each segment’s operating results for each of the last three years.
(Dollars in millions)

	Traditional	Mortgage
	Member	Purchase
	Finance	Program	Total
2009

Net interest income	$276	$111	$387

Net income	$193	$75	$268

Average assets	$75,054	$9,616	$84,670

Assumed average capital allocation	$3,724	$477	$4,201

Return on Average Assets (1)	0.26%	0.78%	0.32%

Return on Average Equity (1)	5.19%	15.65%	6.38%

2008

Net interest income	$305	$59	$364

Net income	$196	$40	$236

Average assets	$85,593	$8,764	$94,357

Assumed average capital allocation	$3,745	$383	$4,128

Return on Average Assets (1)	0.23%	0.46%	0.25%

Return on Average Equity (1)	5.24%	10.51%	5.73%

2007

Net interest income	$331	$90	$421

Net income	$208	$61	$269

Average assets	$74,226	$10,067	$84,293

Assumed average capital allocation	$3,441	$466	$3,907

Return on Average Assets (1)	0.28%	0.61%	0.32%

Return on Average Equity (1)	6.03%	13.10%	6.87%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

 57 of 183

Traditional Member Finance Segment
The decrease in 2009’s net income and ROE, compared to 2008, reflected the unfavorable effects of the reduction in the earnings from capital, the lower Advance balances, and a $13 million decrease in net accretion of purchase discounts on mortgage-backed securities. These factors were offset only partially by calls of Consolidated Bonds funding mortgage-backed securities; the wider average spreads on LIBOR-indexed Advances relative to Discount Note funding; the steeper yield curve which improved earnings derived from short funding; the increase in Advance prepayment fees; and the larger gain on derivatives’ market value adjustments.
The most important factors in 2008’s decreased net income and ROE, compared to 2007, were the reduction in the earnings from capital and the maturity of a large amount of low cost debt.
Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be favorable, while not significantly raising market risk and maintaining limited credit risk. The Program ended the year at 13 percent of total assets but accounted for approximately 28 percent of earnings in 2009. The increase in 2009’s profitability compared to 2008 resulted from replacing a large amount of called Bonds with lower cost debt, the steeper yield curve which improved earnings derived from short funding, and a reduction in net amortization of purchase premiums. The reduction in 2008’s net income and ROE, compared to 2007, resulted primarily from a $24 million increase in net amortization of purchase premiums and the maturity of a large amount of low cost debt.
Although this segment can exhibit more earnings volatility relative to short-term interest rates than the Traditional Member Finance segment, we believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay as dividends. As discussed elsewhere, mortgage assets are the largest source of our market risk, but we believe we have managed it prudently over time and that it does not significantly raise overall market risk exposure. The effect of market risk exposure from the mortgage-backed securities in the Traditional Member Finance segment is diluted by that segment’s Advances and money market investments, which each have a small amount of residual market risk.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Overview
Residual risk is defined as the risk exposure to our mission and corporate objectives remaining after applying policies, controls, decisions, and procedures to manage and mitigate risk. Normally, our most significant residual risks are business/strategic risk and market risk. Currently, we believe the most significant risk is business/strategic risk, which we define as the potential adverse impact on corporate objectives from external factors and events over which we have limited control or influence. The current business/strategic risks arise primarily from:
▪	residual effects from the economic recession;

▪	residual effects from the financial crisis;

▪	the various actual and potential actions of the federal government, including the Federal Reserve, Treasury Department and FDIC, to attempt to mitigate the financial crisis and recession;

▪	potentially unfavorable actions regarding the ultimate financial, legislative and regulatory disposition of issues involving the GSEs, especially actions related to Fannie Mae and Freddie Mac with whom the FHLBanks share a common regulator; and

▪	the ongoing concerns about some other FHLBanks’ capital adequacy and profitability.
We believe that the residual exposures for our other risks—collectively market risk, capital adequacy, credit risk, and operational risk—continued to be modest in 2009. Market risk exposure continued to be moderate and at a level consistent with our cooperative business model. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk. We continue to conclude that we do not need a loss reserve for any asset class and that no assets are impaired. We did not experience any material operating risk event.

 58 of 183

We also believe the funding/liquidity risk subsided as 2009 progressed. Although we can make no assurances, we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote. The impact of the financial crisis on our debt issuance capabilities and funding costs lessened, as our long-term funding costs relative to LIBOR and U.S. Treasuries showed a relative improvement and less volatility.
Market Risk
Management of Market Risk Exposure
Market risk exposure is the risk of fluctuations in both the economic (i.e., market) value of our stockholders’ capital investment in the FHLBank and the level of future earnings from unexpected changes and volatility in the market environment (most importantly interest rates) and our business operating conditions. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. We attempt to minimize long-term market risk exposure while earning a competitive return on members’ capital stock investment. Effective management of both components is important in order to attract and retain members and capital and to support growth in Mission Asset Activity.
The primary challenges in managing the level and volatility of long-term earnings exposure—i.e., market risk exposure—arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets for which we have sold prepayment options that tend to change unfavorably when interest rates change. We mitigate the market risk of mortgage assets with a portfolio of long-term unswapped fixed-rate callable and noncallable Consolidated Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk typically remains after funding and hedging activities.
We analyze market risk using numerous analytical measures under a variety of interest rate scenarios, including stressed scenarios, and perform sensitivity analysis on the many variables that can affect market risk, using several market risk models from third-party software companies. These models employ rigorous valuation techniques for the optionality that exists in mortgage prepayments, call and put options, and caps/floors. We regularly assess the effects of different assumptions, techniques and methodologies on the measurements of market risk exposure, including comparisons to alternative models and information from brokers/dealers. After thorough research and consideration, we may also update these models and our assumptions and methods when market conditions and/or our business conditions change significantly. For example, throughout the last two years, we enhanced modeling of mortgage prepayment projections to respond to the historical stresses in the housing and mortgage markets.
Regulatory and Policy Limits on Market Risk Exposure
The FHLBank has five sets of policy limits regarding market risk exposure, which primarily address long-term market risk exposure. We determine compliance with our policy limits at every month-end or more frequently if market or business conditions change significantly. We complied with each of our policy limits for market risk exposure in each month of 2009 and 2008, except for one minor policy limit violation in March of 2009.
▪	Market Value of Equity Sensitivity. The market value of equity for the entire balance sheet in two hypothetical interest rate scenarios (up 200 basis points and down 200 basis points from the current interest rate environment) must be between positive and negative 15 percent of the current balance sheet’s market value of equity. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

▪	Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment must be between positive and negative six years. In addition, the duration of equity in up and down 200 basis points interest rate shocks must be within positive and negative eight years.

▪	Market Capitalization. The market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) must be 95 percent in the current rate environment and must be above 85 percent in each of two stressful interest rate shocks.

 59 of 183

▪	Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive three percent and negative three percent in each of the up and down 200 basis points interest rate shocks. Net market value is defined here as the market value of assets minus the market value of liabilities, with no assumed capital allocation.

▪	Mortgage Assets as a Multiple of Regulatory Capital. The amount of mortgage assets must be less than seven times the amount of regulatory capital.
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
The duration of equity is a second way to measure long-term market risk exposure. Duration is a measure of price volatility. It indicates the expected percentage change in an instrument’s market value from a small movement in interest rates. The duration of equity can be computed as the duration of liabilities plus the product of the amount of capital leverage and the duration gap (which is the difference between the duration of assets and the duration of liabilities). For example, a positive five duration of equity indicates that the market value of equity is expected to change inversely with interest rates, such that, for example, a 100 basis points increase in all interest rates would be expected to decrease the market value of equity by 5.0 percent. The duration of equity will change as interest rates move because there will be changes in the expected cash flows of instruments with options.
The following table presents the sensitivity profiles for the market value of equity and the duration of equity for the entire balance sheet under interest rate shocks (in basis points). Average results are compiled using data for each month end.
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Full Year
Market Value of Equity	$4,146	$4,247	$4,324	$4,404	$4,446	$4,442	$4,334
% Change from Flat Case	(5.9)%	(3.6)%	(1.8)%	-	1.0%	0.9%	(1.6)%

2008 Full Year
Market Value of Equity	$3,698	$3,907	$3,979	$4,010	$3,998	$3,956	$3,840
% Change from Flat Case	(7.8)%	(2.6)%	(0.8)%	-	(0.3)%	(1.3)%	(4.2)%

Month-End Results

December 31, 2009
Market Value of Equity	$4,184	$4,251	$4,271	$4,280	$4,256	$4,208	$4,066
% Change from Flat Case	(2.2)%	(0.7)%	(0.2)%	-	(0.6)%	(1.7)%	(5.0)%

December 31, 2008
Market Value of Equity	$3,831	$3,965	$4,060	$4,153	$4,180	$4,136	$3,924
% Change from Flat Case	(7.8)%	(4.5)%	(2.2)%	-	0.7%	(0.4)%	(5.5)%

 60 of 183

Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Full Year	(2.3)	(3.3)	(3.8)	(2.9)	(0.7)	1.3	3.5

2008 Full Year	(5.7)	(4.3)	(2.4)	(0.2)	1.6	2.6	3.1

Month-End Results

December 31, 2009	(0.8)	(0.7)	(0.6)	0.6	1.8	2.8	4.1

December 31, 2008	(4.2)	(4.5)	(4.6)	(3.1)	0.6	3.6	6.4
These measures indicate that in 2009 residual market risk exposure continued to be moderate and at levels consistent with the historical market risk profile. Based on these market risk metrics, as well as analysis of cash flows and earnings simulations, we do not expect that profitability would decrease to uncompetitive levels if interest rates were to change by a substantial amount, unless long-term rates were to increase immediately and permanently by 4.00 percentage points or more or short-term rates were to increase immediately and permanently to at least eight percent. This amount of extreme change in interest rates would not result in negative earnings, unless possibly coupled with many other market and business variables experiencing extremely unfavorable changes, and would not threaten the impairment of capital stock.
Regarding lower mortgage rates, we called approximately $17 billion of unswapped Bonds between the fourth quarter of 2008 and the end of 2009 and replaced them with new Consolidated Obligations at significantly lower interest costs. Mortgage prepayments did not increase proportionately to the amount of the Bonds called, in part due to the credit conditions—especially falling home prices—that have made refinancing difficult for many homeowners. The amount of Bonds we called will substantially mitigate—but not completely offset—the lower earnings resulting from a possible large acceleration in mortgage prepayment speeds if mortgage rates decrease again substantially.
On December 31, 2009, the mortgage asset portfolio had a net premium balance of $76 million. For a 1.00 percentage decrease to the currently low mortgage rates, we project there would be a $13 million immediate one-time increase in net amortization on mortgage asset net premiums (which would lower earnings), while for a 2.00 percentage shock increase to mortgage rates, there would be a $7 million immediate one-time decrease in net amortization (which would raise earnings). This amount of volatility would not materially affect profitability.
Market Capitalization Ratios
The ratio of the market value of equity to the book value of regulatory capital indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities, as a percent of regulatory capital. To the extent the ratio is lower than 100 percent, it reflects a potential reduction in future earnings from the current balance sheet. The market values used in the ratio can represent potential real economic losses, unrealized opportunity losses, or temporary fluctuations. However, the ratio does not measure the market value of equity from the perspective of an ongoing business. We also track the ratio of the market value of equity to the par value of regulatory capital stock. This ratio excludes retained earnings in the denominator and therefore shows the ability of the market value of equity to protect the value of stockholders’ investment in our company.
The following table presents both ratios for the current (flat rate) interest rate environment. Because both ratios were at or above 100 percent in 2009, they support the assessment that we have a moderate amount of market risk exposure.

		Monthly Average
		Year Ended
	December 31, 2009	December 31, 2009	December 31, 2008
Market Value of Equity to Book Value of Regulatory Capital	103%	100%	94%

Market Value of Equity to Par Value of Regulatory Capital Stock	114%	111%	102%

 61 of 183

Both ratios increased in 2009, due to a combination of generally lower mortgage rates, narrower market spreads on new mortgage assets, the Bond calls discussed above and throughout this filing, repurchase of a material amount of excess capital stock in September 2009, and, for the second ratio, the large increase in retained earnings.
Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. We closely analyze the mortgage assets portfolio both together with and separately from the entire balance sheet. The portfolio includes mortgage-backed securities; loans and commitments under the Mortgage Purchase Program; Consolidated Obligations we have issued to finance and hedge these assets; to-be-announced mortgage-backed securities we have sold short to hedge the market risk of Mandatory Delivery Contracts; overnight assets or funding for balancing the portfolio; and allocated capital.
The following table presents the sensitivities of the market value of equity for the mortgage assets portfolio under interest rate shocks (in basis points). Average results are compiled using data for each month end. We allocate equity to this portfolio using the entire balance sheet’s regulatory capital-to-assets ratio. This allocation is not what would necessarily result from an economic allocation of equity to the mortgage assets portfolio but, because it uses the same regulatory capital-to-assets ratio as the entire balance sheet, the results are comparable to the sensitivity results for the entire balance sheet.
% Change in Market Value of Equity—Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2009 Full Year	(25.0)%	(14.8)%	(7.5)%	-	4.0%	4.0%	(4.7)%

2008 Full Year	(47.4)%	(16.5)%	(5.4)%	-	(0.4)%	(4.6)%	(17.7)%

Month-End Results

December 31, 2009	(8.0)%	(2.4)%	(0.7)%	-	(1.9)%	(5.8)%	(17.3)%

December 31, 2008	(49.4)%	(27.4)%	(13.4)%	-	5.2%	0.8%	(25.0)%
The table shows that, for 2009 and 2008, the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet although, as expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet.
Earnings Volatility
We focus on managing expected and unexpected earnings volatility. An important measure of potential earnings volatility is earnings-at-risk simulations over a multi-year horizon under various interest rate scenarios, balance sheet projections, asset spreads, risk management strategies and sensitivities of mortgage prepayment speeds. We expect our business will continue to generate a competitive return on member stockholders’ capital investment across a wide range of business and market economic environments. The most significant earnings risk occurs from a scenario of a large, rapid and sustained increase in short-term interest rates, especially if coupled with a flatter yield curve, and a scenario of a large, rapid, and sustained decrease in long-term interest rates. Earnings simulations performed during 2009 using a three to five year time horizon indicated that short-term interest rates would have to increase to eight percent or more, and persist for an extended period of time at those levels, before profitability would be uncompetitive.
Use of Derivatives in Market Risk Management
As with our participation in debt issuances, derivatives help us hedge market risk created by Advances and mortgage commitments. Derivatives related to Advances most commonly hedge:
▪	the market risk exposure on Putable and Convertible Advances for which members have sold us options embedded within the Advances;

▪	the market risk exposure of options we have sold that are embedded with Advances; and

▪	Regular Fixed Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.

 62  of  183

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
The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments.

		December 31,
(In millions)		2009	2008

Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$15,523	$10,140
Convertible Advances	Interest rate swap	2,816	3,478
Putable Advances	Interest rate swap	7,037	6,981
Advances with purchased caps and/or floors	Interest rate swap	—	1,400
Regular Fixed Rate Advances	Interest rate swap	3,469	5,808
Mandatory Delivery	Commitments to sell to-be-announced
Contracts	mortgage-backed securities	—	386

Total based on Hedged Item (1)		$28,845	$28,193

(1)	We enter into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedge them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including Mandatory Delivery Contracts (the hedged item) and to-be-announced mortgage-backed securities (their hedging instrument).

	December 31,
(In millions)	2009	2008

Shortcut (Fair Value) Treatment
Advances	$5,733	$8,246
Consolidated Obligations	450	860

Total	6,183	9,106

Long-haul (Fair Value) Treatment
Advances	7,405	7,790
Consolidated Obligations	14,873	8,935

Total	22,278	16,725

Economic Hedges
Advances	184	1,631
Consolidated Obligations	200	345
Mandatory Delivery Contracts	79	918
To-be-announced mortgage-backed securities hedges	—	386

Total	463	3,280

Total Derivatives	$28,924	$29,111

 63  of  183

The overall changes shown did not represent new hedging or risk management strategies or a change in accounting treatment of existing hedges. Interest rate swaps associated with Consolidated Obligations increased in 2009, as we allocated short-term funding needs between these transactions and Discount Notes. The decrease in the amount of Advance hedges (except for Putable Advances) reflects the overall reduction in Advance balances. The increase in long-haul treatment of Consolidated Obligations reflects greater incremental use of these types of derivatives for short-term funding.
Effective July 1, 2009, in light of the continued evolution of more rigid accounting interpretations surrounding shortcut accounting treatment and to minimize the related accounting risk, we decided to account for all new derivatives hedging Advances using the long-haul treatment. We expect this to result in minor additional earnings volatility. An economic hedge is a derivative that hedges a financial instrument but that is deemed to not qualify for hedge accounting treatment. The decrease in economic hedges in 2009 from 2008 was due primarily to the maturity of a large Advance that had been hedged with an interest rate swap and to a reduction in Mandatory Delivery Contracts at year end.
Capital Adequacy
Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate that we must comply with three limits on capital leverage and risk-based capital.
▪	We must maintain at least a 4.00 percent minimum regulatory capital-to-assets ratio.

▪	We must maintain at least a 5.00 percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all of our Class B stock is permanent capital, this requirement is met automatically if we satisfy the 4.00 percent unweighted capital requirement.

▪	We are subject to a risk-based capital rule, as discussed below.
We have always complied with each capital requirement. See the “Capital Resources” section of “Analysis of Financial Condition” for information on the most important requirement, the minimum regulatory capital-to-assets ratio.
Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the material risks we face. The Policy conservatively establishes a range of adequate retained earnings from $140 million to $285 million, with a target level of $170 million. On December 31, 2009, we had $412 million of retained earnings. Our methodology of establishing thresholds for retained earnings results in a higher amount of required retained earnings than we believe actually is needed to protect against impairment risk. In particular, we assume that all unfavorable scenarios and conditions occur simultaneously, implying that each dollar of retained earnings can serve as protection against only one risk event. This scenario is extremely unlikely to occur. However, we believe that, given the recent financial and regulatory environment, an abundance of caution is prudent and therefore in the last several years we have been carrying a greater amount of retained earnings than required by our policy.
Components of Capital Plan That Promote Capital Adequacy
The GLB Act and our Capital Plan strongly promote the adequacy of our capital to absorb financial losses in three ways:
▪	the five-year redemption period for Class B stock;

▪	the option we have to call on members to purchase additional capital if required to preserve safety and soundness; and

▪	the limitations on our ability to honor requested redemptions of capital if we are at risk of not maintaining safe and sound operations.
These combine to give member stockholders a clear incentive to require us to minimize our risk profile.

 64  of  183

Risk-Based Capital Regulatory Requirement
We must hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. The GLB Act and Finance Agency Regulations require total permanent capital, which includes retained earnings and the regulatory amount of Class B capital stock, to be at least equal to the amount of risk-based capital. Risk-based capital is the sum of market risk, credit risk, and operational risk as specified by the Regulations. The following table shows the amount of risk-based capital required based on the measurements, the amount of permanent capital, and the amount of excess permanent capital.

(Dollars in millions)	Year End 2009	Monthly Average 2009	Year End 2008

Market risk-based capital	$ 116	$ 232	$ 237
Credit risk-based capital	184	216	181
Operational risk-based capital	90	134	125

Total risk-based capital requirement	390	582	543
Total permanent capital	4,151	4,417	4,399

Excess permanent capital	$ 3,761	$ 3,835	$ 3,856

Risk-based capital as a percent of permanent capital	9%	13%	12%

The risk-based capital calculation has historically not been a constraint on operations and we do not use the risk-based capital requirement to actively manage any of our risks. It has normally ranged from 10 to 20 percent, which is significantly less than the amount of permanent capital. The amount of risk-based capital was at one of its lowest points at the end of 2009 due to volatility in the statistical measurement methods of the market risk component in different market environments and reductions in asset levels which reduced the credit risk requirement. The operational risk requirement decreased at the end of 2009 because that is defined to be 30 percent of the sum of the other two requirements.
Credit Risk
Overview
We assume a substantial amount of inherent credit risk exposure in our dealings with members, purchases of investments, and transactions of derivatives. Credit risk is the risk of monetary loss due to failure of any obligor to meet the terms of any contract with us. Most importantly, credit risk arises from delayed receipt, or no receipt, of principal and interest on assets lent to or purchased from members or investment counterparties, or due to counterparties’ nonpayment of interest due on derivative transactions. We focus on credit risk arising from Advances, loans in the Mortgage Purchase Program, investments, and derivative transactions. For the reasons detailed below, we believe we have a minimal amount of residual credit risk exposure.
Credit Services
Overview. We have numerous policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite deterioration in the credit conditions of many of our members and in the value of some pledged collateral, we believe that we have a minimal amount of residual credit risk exposure in our secured lending activities. We base this assessment on the following factors:
▪	a conservative approach to collateralizing credit that results in significant over-collateralization. This includes 1) systematically raising collateral margins and collateral status as the financial condition of a member or of the collateral pledged deteriorates, and 2) adjusting collateral margins for subprime and nontraditional mortgage loans that we have identified and determined are not properly underwritten;

▪	close monitoring of members’ financial conditions and repayment capacities;

▪	a risk focused process for reviewing and verifying the quality, documentation, and administration of pledged loan collateral;

▪	our belief that we have a moderate level of exposure to poorly performing subprime and nontraditional mortgages pledged as collateral; and

▪	a history of never experiencing a credit loss or delinquency on any Advance.
Because of these factors, we have never established a loan loss reserve for Credit Services.

 65  of  183

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policy parameters is that each member must overcollateralize its borrowings and must maintain borrowing capacity in excess of its credit outstanding. As of December 31, 2009, the over-collateralization resulted in total collateral pledged of $152.2 billion with total borrowing capacity of $100.0 billion. Lower borrowing capacity results after downward adjustments are made to the collateral pledged to recognize collateral risks that may affect its realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.
We assign each member one of four levels of collateral status—Blanket, Securities, Listing, and Physical Delivery— based on our credit rating (described below) that reflects our view of the member’s current financial condition, capitalization, level of problem assets, and other credit risk factors.
Blanket collateral status is the least restrictive and is available for lower risk institutions. We assign it to approximately 85 percent of members and borrowing nonmembers. Under a Blanket status, the borrowing member is not required to provide loan level detail on pledged loans. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers. Lower risk members that choose not to pledge loan collateral are assigned Securities status. Under Listing collateral status, a member must pledge and provide us information on specifically identified individual loans that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, most insurance companies pledging loans, and newly chartered institutions. We require borrowers assigned to Physical Delivery to deliver into our possession securities and/or original notes, mortgages or deeds of trust. The instruments we accept are highly restrictive and subject to a conservative valuation process.
For insurance company members and for newly chartered institutions, in addition to requiring physical delivery of collateral, we apply more conservative collateral requirements. We generally require insurance companies to deliver us collateral because they do not have the backing of the FDIC or other deposit insurance funds controlled by a regulator. Newly chartered institutions are required to deliver collateral until they have developed a solid financial history that trends strongly towards being profitable.
The table below identifies the major types of collateral we accept and shows the allocation of pledged collateral as of December 31, 2009.

	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)

1-4 Family Residential	62%	$ 94.0
Home Equity Loans	18	27.6
Commercial Real Estate	9	14.0
Bond Securities	9	14.0
Multi-Family	2	2.1
Farm Real Estate	(a )	0.5

Total	100%	$ 152.2

(a)	Less than one percent of total pledged collateral.
1-4 family residential collateral represents whole first mortgages on residential property or securities representing a whole interest in such mortgages. We value listed and physically delivered loan collateral at the lesser of par or our internally estimated market value. Securities collateral is valued using two third-party providers. The market value of loan collateral pledged under a Blanket status is assumed to equal the outstanding unpaid principal balance.
We determine borrowing capacity against pledged collateral by applying Collateral Maintenance Requirements (CMRs), which are informally referred to as over-collateralization rates or “haircuts.” CMRs are intended to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset in the event we must liquidate collateral. CMRs are percentage adjustments (i.e., discounts) applied to the estimated market value of pledged collateral, and therefore their application results in borrowing capacity that is less than the amount of pledged collateral.

 66  of  183

The discounts are determined by dividing one by the CMR; for example, a CMR of 150 percent translates into a discount of 66.7 percent, which means that 66.7 percent of the market value is eligible for borrowing. The table below shows the range of discounts resulting from the CMR process for each major collateral type segregated by collateral status.

Discount Range
1-4 Family Residential	57-80%
Home Equity Loans	25-67%
Commercial Real Estate	20-67%
Bond Securities	0-49%
Multi-Family	40-80%
Farm Real Estate	29-67%
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
At December 31, 2009, we had $7,623 million of Advances outstanding to former members that had been acquired by financial institutions who are not members of our FHLBank. Of this amount, $5,709 million is supported by subordination or other intercreditor security agreements with other FHLBanks, totaling $8,566 million of collateral based on our required collateral levels. The remainder is collateralized by $402 million of marketable securities and $2,963 million in loan collateral held in our custody. In accordance with the terms of the subordination agreements, each counterparty FHLBank is required to maintain sufficient collateral to cover our extensions of credit in accordance with the counterparty’s collateral policies and practices, all of which require overcollateralization and periodic verification of collateral levels. Subordination agreements mitigate our risk in the event of default by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing an incentive to ensure pledged collateral values are sufficient to cover all parties.
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
We perfect our security interest in collateral by 1) filing financing statements on each member pledging loan collateral, 2) taking possession or control of all pledged securities and cash collateral, and 3) taking physical possession of pledged loan collateral when we deem it appropriate based on a member’s financial condition. In addition, at our discretion and consistent with our Credit Policy, we are permitted to call on members to pledge additional collateral at any time during the life of a borrowing. Credit losses could occur should a regulatory agency, for an unknown reason, prevent us from liquidating our collateral position. Credit risk exposure also exists in cases of fraud by a failing institution or its employees.
Subprime and Nontraditional Mortgage Loan Collateral. We have policies and processes to identify subprime loans pledged by members to which we have high credit risk exposure or have extended significant credit. We perform on-site collateral reviews, sometimes engaging third parties, of members we deem to have high credit risk exposure. The reviews include identification of loans that meet our definitions of subprime and nontraditional. Our definitions of subprime loans and nontraditional mortgage loans (NTM) are expansive and conservative. During the review process, we estimate overall subprime and nontraditional mortgage exposure levels by performing random statistical sampling of residential loans in the members’ pledged portfolios.

 67  of  183

We have instituted a multi-year program to review all members for exposure to subprime and nontraditional collateral. The members on which we have performed on-site credit reviews to date have encompassed approximately half of the residential mortgage collateral pledged. Based on these reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics. Although we have estimated NTM exposure for some members, due to the fact this is a relatively new process, we have not yet reviewed a sufficient number of members to offer a statistically valid estimate of exposure.
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
Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. Analysis focuses on asset quality, financial performance and earnings quality, liquidity, and capital adequacy. In addition to the credit ratings process, we perform ongoing analyses of institutions that pose elevated credit risk, including problem institutions, insurance companies, and large borrowers. The following tables show the distribution of internal credit ratings we assigned to member and non-member borrowers.
December 31, 2009
     (Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	66	$2.1	37	$0.3	$1.1
2	129	36.6	82	14.4	35.9
3	155	9.8	116	4.0	9.1
4	202	39.7	176	15.6	39.3
5	71	6.5	60	1.6	6.4
6	80	3.3	73	2.4	3.3
7	45	2.0	41	1.2	1.9

Total	748	$100.0	585	$39.5	$97.0

December 31, 2008

(Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	103	$32.7	69	$22.1	$31.8
2	149	5.8	107	2.4	5.2
3	223	23.9	196	15.3	23.4
4	165	23.5	142	9.0	23.2
5	35	10.1	26	7.2	10.0
6	49	2.6	46	1.8	2.5
7	16	4.5	14	2.9	4.5

Total	740	$103.1	600	$60.7	$100.6

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

 68  of  183

Many of our members continue to be unfavorably affected by the recent financial crisis, which has resulted in a continuing significant downward trend in our member credit ratings. This trend began in the second half of 2007 and accelerated throughout 2008 and 2009. As of December 31, 2009, 196 members and borrowing nonmembers (26 percent of the total) had credit ratings of 5 or below, with $11.8 billion of borrowing capacity. Between the end of 2007, when the recession and financial crisis began, and year-end 2009, we moved a net of 153 institutions and $5.0 billion of borrowing capacity into one of the three lowest credit rating categories, and there was a substantial movement (a net of 87) of members into the fourth highest rating category. The small amount of borrowing capacity at the end of 2009 for the 66 members and borrowing nonmembers with the highest credit rating reflects the fact that these are all small financial institutions.
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
Member Failures, Closure, and Receiverships. Although nationwide in 2009 there were over 140 failures or FDIC closures of financial institutions, only two member institutions in our District were placed into receivership and subsequently closed by the FDIC. In each instance, the FHLBank’s Advances were assumed by a financially strong institution. As a result, these failures had no material effects on our earnings or operations; and we suffered no losses.
Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is de minimis and that it is probable we will be able to collect all remaining principal and interest amounts due according to contractual terms. We base this assessment on the following factors:
▪	the strong credit enhancements for conventional loans;

▪	the U.S. government insurance on FHA mortgage loans;

▪	no credit losses experienced on any of the approximately 127,000 loans purchased since inception of the Program other than a de minimis loss expected in early 2010;

▪	minimal delinquencies and defaults experienced in the Program’s loan portfolio;

▪	underwriting and loan characteristics consistent with favorable expected credit performance; and

▪	only de minimis losses experienced by supplemental mortgage insurance providers.
Because of these factors, we have not established a loan loss reserve for the Program and have determined that our mortgage loans were not impaired at December 31, 2009.
Credit Enhancements. We use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances. The primary management of credit risk for conventional loans involves the collateral supporting the mortgage loans (i.e., homeowners’ equity) and several layers of credit enhancement. Credit enhancements, listed in order of priority, include:
▪	primary mortgage insurance (when applicable);

▪	the Lender Risk Account; and

▪	supplemental mortgage insurance coverage on a loan-by-loan basis that the participating financial institution (PFI) purchases from one of our approved third-party providers, naming us the beneficiary.
The combination of homeowners’ equity and credit enhancements protect us down to approximately a 50 percent loan-to-value level (based on values at loan origination), subject to a stop-loss feature in the supplemental mortgage insurance policy on approximately 61 percent of all conventional loans. This means that the loan’s value (observed from a sale price or appraisal) can fall to half of its value at the time the loan was originated before we would be exposed to a potential loss.

 69  of  183

Finance Agency Regulations require that the combination of mortgage loan collateral and credit enhancements be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of BBB, although we internally enhance the loans to an implied credit rating of AA when each pool is closed. We analyze all pools and determine the amount of credit enhancement needed using a credit risk model licensed from Standard & Poor’s.
If the implied rating falls below AA, risk-based capital Regulations require us to hold additional risk-based capital to help mitigate the perceived additional credit risk. On December 31, 2009, we had six pools totaling $1.2 billion that fell short of a AA rating, which resulted in an increase of $6 million in risk-based capital.
Lender Risk Account. The Lender Risk Account is a key feature that helps protect us against credit losses on conventional mortgage loans. It is a purchase price holdback from the PFI on each conventional loan the PFI sells to the FHLBank. Therefore, it provides members an incentive to sell us high quality loans. These funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on loans in the pool we have purchased. The Lender Risk Account percentage currently ranges from 30 basis points to 50 basis points of a loan’s purchased principal balance, based on our determination of expected loan losses.
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
The following table presents changes in the Lender Risk Account. In 2009, the amount of loss claims was approximately $3 million. Since inception of the Program, loss claims have only used approximately $4 million, or 5 percent, of the Lender Risk Account.

(In millions)	2009	2008

Lender Risk Account at beginning of year	$49	$50
Additions	12	3
Claims	(3)	(1)
Scheduled distributions	(3)	(3)

Lender Risk Account at end of year	$55	$49

Loan Characteristics and Credit Performance. Two indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO®). FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. Our policy currently stipulates that we do not purchase conventional loans with a FICO® score of less than 660. Prior to November 2009 we had accepted loans with FICO® scores as low as 620. In current market conditions, the mortgage industry generally considers a FICO® score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. For remaining conventional loans with FICO® scores between 620 to 660, we also have risk-based pricing adjustments and additional underwriting limitations to further mitigate risks. In addition, we require a higher minimum FICO® score for loans with loan-to-value ratios that exceed 90 percent.

 70  of  183

The following table shows FICO® scores at origination for the conventional loan portfolio.

	December 31,	December 31,
FICO® Score	2009	2008

< 620	0%	0%
620 to < 660	4	5
660 to < 700	11	12
700 to < 740	19	21
>= 740	66	62

Weighted Average	751	745
We believe these data indicate the loan portfolio is of high credit quality. The FICO® distribution improved in 2009 compared to 2008, with four percent more in the highest category, while the distribution in 2008 was similar to those of prior years. The distribution improved because we purchased approximately one-third of the conventional loan portfolio in 2009 and we had instituted additional incentives in 2008 for members to sell us higher quality loans.
High loan-to-value ratios, especially those above 90 percent in which homeowners have little or no equity at stake, are key drivers in potential mortgage delinquencies and defaults. The following table shows loan-to-value ratios for conventional loans based on values at origination dates and also values estimated as of the end of 2009. The estimates of current ratios are based on original loan values, principal paydowns that have occurred since origination, and one third-party estimate of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Origination Dates			Based On Estimated Current Value
	December 31,	December 31,		December 31,	December 31,
Loan-to-Value	2009	2008	Loan-to-Value	2009	2008

<= 60%	21%	21%	<= 60%	31%	34%
> 60% to 70%	19	18	> 60% to 70%	20	19
> 70% to 80%	52	53	> 70% to 80%	29	21
> 80% to 90%	5	5	> 80% to 90%	10	16
> 90%	3	3	> 90% to 100%	5	6
			> 100%	5	4

Weighted Average	70%	70%	Weighted Average	68%	67%
The relatively favorable original and estimated current loan-to-value ratios provide further support for our conclusion that the Mortgage Purchase Program has a strong credit quality. Ten percent of loans are estimated to have current ratios above 90 percent. The reduction in home prices since origination dates has been approximately offset by regular principal amortization as well as partial prepayments. In large part, this reflects the heavy concentration of our mortgage loans from Ohio (discussed below), which has had relatively modest decreases in home prices according to several sources that track housing prices. Although the estimated current loan-to-value ratios have a range of uncertainty based on sampling methods to determine current loan values, our research leads us to believe that the range is not large enough to alter the conclusion that the current loan-to-value ratios are favorable, despite the housing market’s difficulties in the last three years. In reaching this conclusion, we evaluated two sources for estimates of current loan values.

 71  of  183

The following tables provide additional detailed data on conventional loans with FICO® scores at origination below 660 and, separately, current estimated loan-to-value ratios above 90 percent. Some loans are in both categories.

Conventional Loans with FICO® Scores Below 660

(Dollars in millions)
	December 31, 2009		December 31, 2008
Loan-to-Value	Amount	% of Total	Amount	% of Total
<= 60%	$62	22%	$73	23%
> 60% to 70%	64	23	72	23
> 70% to 80%	71	26	79	25
> 80% to 90%	46	16	50	16
> 90% to 100%	14	5	22	7
> 100%	22	8	21	6

Total	$279	100%	$317	100%

Weighted Average Loan-to-Value		73%		72%

Conventional Loans with Loan-to-Values Above 90%

(Dollars in millions)
	December 31, 2009		December 31, 2008
FICO® Score	Amount	% of Total	Amount	% of Total

< 620	$19	3%	$23	3%
620 to < 660	17	2	20	3
660 to < 700	55	7	48	7
700 to < 740	92	12	88	12
>= 740	561	76	552	75

Total	$744	100%	$731	100%

Weighted Average FICO® Score		761		760
We believe these data also support our view that the Program is comprised of high quality loans. For the $279 million of conventional loans with FICO® scores below 660, we estimate that $36 million (13 percent) have loan-to-value ratios above 90 percent. Of these, the combined 60-day or more delinquency and foreclosure rate is 14 percent. For the $744 million of conventional loans with loan-to-value ratios above 90 percent, $36 million (five percent) have FICO® scores below 660 and their combined 60-day delinquency or more and foreclosure rate is four percent.
Based on the available data, we believe we have little exposure to loans in the Program considered to have individual characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

 72  of  183

The geographical allocation of loans in the Program is concentrated in the Midwest, as shown on the following table based on unpaid principal balance.

	December 31,
	2009	2008
Midwest	60%	52%
Southeast	21	24
Southwest	10	11
West	5	7
Northeast	4	6

Total	100%	100%

Midwest includes the states of IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI
Southeast includes the states of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV
Southwest includes the states of AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT
West includes the states of AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY
Northeast includes the states of CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT
After being relatively stable in recent years, loans became more concentrated in the Midwest in 2009 due to an increase in loan purchase activity from our second largest seller, which operates much of its business in Ohio. Our loan concentration in the Midwest may further increase due to the loss of one of our historically largest sellers of loans outside of the Midwest. Loans are less concentrated in the Northeast and West, regions that historically have had the most exposure to credit problems including foreclosures and housing price declines. In addition, two percent and three percent of total loans were originated in the depressed real-estate markets of Florida and California, respectively.
Conventional loans in Ohio represented 49 percent of unpaid principal as of year-end 2009, an increase from year-end 2008’s 40 percent. No other state had more than ten percent of unpaid principal. Ohio has had one of the higher state foreclosure rates in the past few years. To mitigate this concentration risk, we emphasize purchases of mortgage-backed securities in our investment portfolio whose underlying loans are not heavily originated in Ohio. However, delinquency rates (loans past due 90 days or more or in foreclosure) on our Ohio loans (0.3 percent) continue to be significantly lower than the overall delinquency rates (4.8 percent) for Ohio’s prime, fixed-rate mortgages.
The relatively low amount of delinquencies and foreclosures is another indication of the Program’s strong credit quality. An analysis of loans past due 90 days or more or in foreclosure is presented below. For comparison, the table shows the same data nationally, based on a nationally recognized delinquency survey. The 0.9 percent ratio for conventional loans at the end of 2009 translates into $84 million of unpaid principal balance.

	Mortgage Purchase Program		National Averages

	December 31,		December 31,
	2009	2008	2009 (1)	2008
Delinquencies past due 90 days or more, or in foreclosure:

Conventional mortgage loans	0.9%	0.5%	4.3%	2.3%

FHA mortgage loans	4.1	2.9	8.4	6.6

(1)	December 31, 2009 national averages for conventional and FHA mortgage loans are based on the most recent national delinquency data, or September 30, 2009.
During the recent financial crisis, our delinquency/foreclosure rates on both conventional and FHA loans continued to be well below the national averages and we expect this to continue. For government-insured (FHA) mortgages, the delinquency rate is higher than for the conventional mortgages held in the Program. We rely on government insurance, which generally provides a 100 percent guarantee, as well as quality control processes, to maintain the credit quality of the FHA portfolio.

 73  of  183

We perform a credit risk analysis for conventional loans, on a loan-by-loan basis, to determine if projected claims on loans 60 days or more delinquent would be significant enough to exhaust all the credit enhancements. The analysis uses a recognized third-party prepayment and housing credit model, which employs conservative assumptions on future home price trends. We also stress this model for an extremely pessimistic assumptions of future home prices and other variables. As a result of the analysis, we continue to expect no probable losses on these loans that would exceed the combined credit enhancements.
Credit Risk Exposure to Supplemental Insurance Providers. The following table presents information on the concentration of supplemental mortgage insurance providers for our conventional loans and their related credit ratings as of December 31, 2009.

	Percent of	Credit Rating
	Portfolio	S&P	Moody’s	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	54%	B+	Ba2	BB-
Genworth Residential Mortgage Insurance Corporation (Genworth)	46%	BBB-	Baa2	N/A

Total	100%

Genworth is our current sole provider of supplemental mortgage insurance for new business. We discontinued committing new business with MGIC in 2008, although 54 percent of our loans outstanding have supplemental mortgage insurance underwritten by MGIC. We subject both supplemental mortgage insurance providers to standard credit underwriting analysis. As of December 31, 2009, the net exposure from both providers, including consideration of the protection afforded by the Lender Risk Account, was an estimated $2 million. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of the entire conventional portfolio defaulting and the insurance providers being financially unable to pay any of the resulting claims. Over its life, we have had only 108 claims paid by the Mortgage Purchase Program. Because of these factors, we believe we have a very small amount of expected credit risk exposure to both providers. See the related discussion in “Business Related Developments and Update on Risk Factors” of the “Executive Overview.”
Investments
Money Market Investments. Most money market investments are unsecured and therefore present credit risk exposure. A credit event for an investment security could be triggered by its default, by delayed payments of principal or interest, or by a rating downgrade that results in a realized market value loss. We believe our conservative investment policies and practices result in a nominal amount of credit risk exposure in our investment portfolio. By policy, we are permitted to invest only in highly rated counterparties and we have restrictions on the amount of exposure we are permitted to have to an individual counterparty and affiliated counterparties.
We supplement the formulaic limits on credit exposure with internal credit underwriting analysis and active trading room monitoring of counterparties’ credit conditions, which can result in: 1) suspending new activity, 2) putting them on a trading room “watch list,” 3) applying tighter maturity or dollar limits, 4) liquidating securities holdings, and/or 5) steering investment priorities away from particular counterparties or market segments. The short-term nature of these investments and the negotiability of investment types generally enable us to quickly mitigate actual or perceived credit exposure problems. During 2008 and 2009’s financial crisis, we suspended activity with or applied tighter maturity or dollar limits on a substantial number of our unsecured credit counterparties.

 74  of  183

The following table presents the par amount of deposits held at the Federal Reserve and unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services.

(In millions)	December 31, 2009	December 31, 2008

Federal Reserve deposits (1)	$ 1,807	$ 19,906
Aaa/AAA	3,800	—
Aa/AA	6,830	2,512
A	1,990	—
Baa/BBB	—	—

Total	$ 14,427	$ 22,418

(1)	The Federal Reserve deposit balance are included in Cash and due from banks on the Statement of Condition.
On December 31, 2009, the unsecured investments held with the Aaa/AAA counterparty were short-term Discount Notes issued by Freddie Mac and Fannie Mae. We held these as trading securities to augment liquidity. In the fourth quarter of 2008 and the first three months of 2009, contrary to our historical practice of investing with private companies, we held on average a majority of our short-term investments as overnight deposits at the Federal Reserve Bank. We believed this was prudent during the height of the financial and credit crisis because these deposits presented no credit risk exposure. Due to our perception that the credit crisis had eased beginning at the end of the first quarter, we decreased our holding of Federal Reserve deposits to smaller amounts. The balance in this account at the end of 2009 resulted from our decision to keep funds at the Federal Reserve instead of investing with traditional unsecured counterparties due to the zero or negative interest rates available on overnight investments with those counterparties on that date.
Mortgage-Backed Securities. We have never held any asset-backed securities other than mortgage-backed securities. Historically, almost all of our mortgage-backed securities have been GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. On December 31, 2009, we held six private-label mortgage-backed securities with an outstanding principal balance of $187 million. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.”
As indicated in Note 7 of the Notes to Financial Statements, at the end of 2009, our mortgage-backed securities issued by GSEs in the held-to-maturity securities portfolio had an estimated net unrealized gain totaling $367 million, which was three percent of their amortized cost. The gain reflects the lower overall level of mortgage rates at year-end 2009 compared to when the securities were originated.
In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs continue to receive the highest senior debt ratings available from the NRSROs, which are based in part on their perceived backing by the U.S. government, although the U.S. government does not explicitly guarantee Fannie Mae or Freddie Mac securities. Nonetheless, we believe the conservatorships lower the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.
Private-label mortgage-backed securities have more credit risk than GSE and agency mortgage-backed securities because the issuers do not guarantee principal and interest payments. We believe our private-label securities are composed of high quality mortgages and have had, and will continue to have, a minimal amount of credit risk. We base this assessment on the following factors.
▪	Each carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating. See the table immediately below for information on credit subordination compared to delinquencies.

▪	Each is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003 or earlier, not in more recent years when the largest numbers of the mortgages with current and expected credit issues were issued.

 75  of  183

▪	Each has loan characteristics consistent with favorable expected credit performance. Only 2.4 percent of original principal balances had original FICO® scores below 650, the average original FICO® score was 740, and the average current estimated loan-to-value ratio at December 31, 2009 was 53 percent.

▪	Each has a strong and seasoned credit performance history. At December 31, 2009, the 60-day or more delinquency rate was only 0.38 percent and a de minimis amount (0.16 percent) of the loans backing the securities were in foreclosure or real-estate owned.

▪	Each continues to receive a triple-A rating.
The following table summarizes the credit support of our private-label mortgage-backed securities:

	Original	Current		Weighted
	Weighted-	Weighted	Minimum	Average
	Average	Average	Current	Collateral
	Credit Support	Credit Support	Credit Support	Delinquency (1)
Private-label mortgage-backed securities

December 31, 2009	4.7%	7.6%	5.4%	0.54%

December 31, 2008	4.7	6.7	5.1	0.33

(1)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real-estate owned.
The following table presents the fair value of our private-label mortgage-backed securities as a percent of unpaid principal balance:
(Dollars in millions)

			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance
December 31, 2009	$187	$187	99.9%
December 31, 2008	263	304	86.6
As of the end of 2009, our private-label mortgage-backed securities had an estimated net unrealized loss totaling only $0.2 million and a gross unrealized loss of $0.4 million, compared to a net unrealized loss of $40.9 million at the end of 2008. The decrease in unrealized loss was due mostly to recovery of a portion of the illiquidity in the mortgage markets for these types of securities. As of the end of 2009, the six private-label mortgage-backed securities on average had paid down 75 percent of their original principal balances.
In addition, we perform a projected cash flow analysis that considers a multitude of factors that affect credit risk exposure, including under stressful conditions for defaults. As of the end of 2009, the analysis indicated that each security will continue to provide all contractual amounts of principal and interest on a timely basis.
Based on the analyses presented above, we have determined that the gross unrealized losses on the private-label mortgage-backed securities as of December 31, 2009, as for all previous periods, was temporary. We do not intend to sell these securities, and our analysis of available evidence indicates that it is more likely than not that we will recover their entire amortized cost basis. Therefore, we continue to believe that our private-label securities are not other-than-temporarily impaired. See Note 8 of the Notes to Financial Statements for more detailed information supporting this assessment.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments, that it defaults, or that swaps are terminated before their maturity date, which could occur because of a failure of the counterparty or us. Any one of these events could result in us having to replace the derivative transaction

 76  of  183

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
On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. (“LBSF”), with a total notional principal amount of $5.7 billion. Under the provisions of our master agreement with LBSF, all of these swaps automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The close-out provisions of the Agreement required us to pay LBSF a net fee of approximately $189 million, which represented the swaps’ total estimated market value at the close of business on Friday, September 12, 2008. We paid LBSF approximately $14 million to settle all of the transactions, comprised of the $189 million market value fee minus the value of collateral we had delivered previously and other interest and expenses. On Tuesday, September 16, 2008 we replaced these swaps with new swaps transacted with other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net fee of approximately $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.
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
In early March 2010, we were advised by representatives of the Lehman bankruptcy estate that they believe the bankruptcy estate is entitled to the $43 million difference between the market value fee we paid Lehman and the market value fee we received on the replacement swaps. We believe that our obligations to Lehman were fully satisfied in September 2008 and intend to vigorously dispute any claim for additional amounts. See Note 20 of the Notes to Financial Statements for further discussion.
The table below presents, as of the end of 2009, the gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.

(Dollars in millions)
			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	7	11,986	4	-	4
A	7	16,859	37	(32)	5

Total	14	$28,845	$41	$(32)	$9

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
After collateral exchanges, we had net unsecured credit exposure of $9 million. Because of the terms of our swap contracts, use of highly-rated institutions, and the collateralization process, which limit our credit risk exposure to threshold amounts, we continue to expect no credit losses from our derivative transactions.

 77  of  183

The following table presents, as of the end of 2009, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.
(In millions)

	Credit		Net
	Rating	Notional	Unsecured
Counterparty	Category	Principal	Exposure

Barclays Bank PLC	Aa/AA	$5,569	$-
Bank of America, N.A.	A	4,189	-
Credit Suisse International	A	3,111	3
All others (11 counterparties)	A to Aa/AA	15,976	6

Total		$28,845	$9

Although we cannot predict if we will realize credit or market risk losses from any of our derivatives counterparties, we have no reason to believe any of them will be unable to continue making timely interest payments or more generally to continue to satisfy the terms and conditions of their derivative contracts with us.
Liquidity Risk and Contractual Obligations
Liquidity Overview
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost-efficient manner. Liquidity risk is the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing permanent liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in 2009, our share of participations in debt issuance totaled $636.9 billion for Discount Notes and $33.1 billion for Consolidated Bonds.
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
We actively monitor our liquidity measures. Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In 2009, as in 2008, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations.
We believe that, in 2009, our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. We expect this to continue to be the case. The System’s triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

 78  of  183

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

Contingency Liquidity Requirement (In millions)	2009	2008

Total Contingency Liquidity Reserves	$21,199	$34,566
Total Requirement	(6,937)	(15,125)

Excess Contingency Liquidity Available	$14,262	$19,441

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

Deposit Reserve Requirement (In millions)	2009	2008

Total Eligible Deposit Reserves	$33,465	$66,733
Total Member Deposits	(2,077)	(1,193)

Excess Deposit Reserves	$31,388	$65,540

 79  of  183

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments as of the end of 2009. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at year-end 2008, and changes reflected normal business variations. As discussed elsewhere in this filing, we believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$14,319	$12,765	$6,380	$7,623	$41,087
Mandatorily redeemable capital stock	7	56	613	-	676
Other long-term obligations (term deposits) – par	76	4	-	-	80
Pension and other postretirement benefit obligations	1	3	4	17	25
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	2	-	5

Total Contractual Obligations before off-balance sheet items	14,404	12,830	6,999	7,640	41,873

Off-balance sheet items (1)

Commitments to fund additional Advances	-	-	-	-	-
Standby Letters of Credit	4,254	57	26	78	4,415
Standby bond purchase agreements	144	68	200	-	412
Commitments to fund mortgage loans	79	-	-	-	79
Consolidated Obligations traded, not yet settled	101	500	25	25	651
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments	-	-	-	-	-

Total off-balance sheet items	4,578	625	251	103	5,557

Total Contractual Obligations and off-balance sheet items	$18,982	$13,455	$7,250	$7,743	$47,430

(1)	Represents notional amount of off-balance sheet obligations.
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
We believe there were no material developments regarding our operational risk in 2009.
Internal Department Procedures and Controls
Each of our departments maintains and regularly reviews and enhances as needed a system of internal procedures and controls, including those that address proper segregation of duties. Each system is designed to prevent any one individual from processing the entirety of a transaction that affect member accounts, correspondent FHLBank accounts and third-party servicers providing support to us. We review daily and periodic transaction activity reports in a timely manner to detect erroneous or fraudulent activity. Procedures and controls also are assessed on an enterprise-wide basis, independently from the business unit departments. We also are in compliance with Sarbanes-Oxley Sections 302 and 404, which focus on the control environment over financial reporting.
Information Systems
We have a committee of the Board of Directors that has oversight responsibility for the timely and effective application and support of appropriate automated facilities in concert with our business objectives. A related management committee reports to the Board Committee, approves long-range information technology initiatives and annual disaster recovery test plans, and reviews data security standards and safeguards. Additionally, separate groups validate the strength of our security and that established policies and procedures are being followed.

 80  of  183

We employ a systems development life cycle and test methodology for all significant software changes, new applications, system upgrades and disaster recovery tests. This testing and validation is designed to ensure continuity of business processing. The methodology includes documented test plans, cases and evaluations.
Disaster Recovery Provisions
We have a Business Resumption Contingency Plan that provides us with the ability to maintain operations in various scenarios of business disruption. A committee of staff reviews and updates this plan periodically to ensure that it serves our changing operational needs and that of our members. We have an off-site facility in a suburb of Cincinnati, Ohio, which is tested at least annually. We also have a back-up agreement in place with the FHLBank of Indianapolis in the event that both of our Cincinnati-based facilities are inoperable.
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

 81  of  183

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Introduction
The preparation of financial statements in accordance with GAAP requires management to make a number of significant judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities (if applicable), and the reported amounts of income and expenses during the reported periods. Although management believes its judgments, estimates, and assumptions are reasonable, actual results may differ and other parties could arrive at different conclusions.
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
We plan our use of derivatives to maximize the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments. Accordingly, we are permitted to designate most of our derivative transactions so that they receive shortcut or long-haul fair value hedge accounting. The result is that there has been moderate earnings volatility from hedging market risk with derivatives.
In accordance with Finance Agency Regulations, we execute all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2009 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We have not engaged in any macro hedging of market risk or credit risk using derivatives. We have not executed any indexed principal swaps, futures, caps, collars and floors, except to the extent they have been embedded in interest rate swaps that hedge assets or liabilities with identical options.
We consider hedges of committed Advances and Obligations to be eligible for the shortcut provisions so long as settlement of the committed Advance or Obligation occurs within the shortest period possible for that type of instrument. We have defined the market settlement conventions to be five business days or less for Advances and thirty calendar days or less (using a next business day convention) for Obligations. We also believe that the conditions required by the shortcut provisions are met if the fair value of the swap is zero on the date we enter into the commitment to issue the hedged item. These conditions are necessary, in addition to other requirements of the shortcut method, to assume no hedge ineffectiveness. Effective July 1, 2009, in light of the continued evolution of more rigid accounting interpretations surrounding shortcut accounting treatment and to minimize the related accounting risk, we decided to account for all new derivatives hedging Advances using the long-haul treatment. Previously, we made the same decision effective as of the end of 2007, for all new derivatives hedging Obligations.
In order to determine if a derivative can receive long-haul accounting, we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged in the related hedged

 82  of  183

instrument. To do this, each month we perform effectiveness testing using a consistently applied standard statistical methodology, regression analysis, that measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass pre-defined critical values to enable us to conclude that the fair values of the derivative transaction have a close correlation and strong relationship with the fair values of the hedged instrument and that long-haul accounting is permitted. If these measures are outside any of the tolerances, the hedge no longer qualifies for hedge accounting and we must record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument. Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test will be infrequent in most market conditions. This has been the case historically.
Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2009, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of stressed interest rate environments was in a range of negative $10 million to positive $25 million. Compared to the amount of notional principal amount, this range was modest. As noted previously, each derivative/hedged instrument transaction had very closely related, or exactly matched, characteristics such as notional amount, final maturity, options, interest payment frequencies, reset dates, etc. Fair value differences that have actually occurred have historically resulted in relatively moderate earnings volatility. These differences are primarily because 1) our interest rate swaps have an adjustable-rate LIBOR leg (which is referenced to 1- or 3-month LIBOR), whereas the hedged instruments do not, and 2) option values of the swaps versus hedged instruments may have different changes in values.
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
Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities
The accounting for amortization/accretion of premiums/discounts can result in substantial earnings volatility, most of which relates to our Mortgage Purchase Program, mortgage-backed securities, and Obligations. Normally, earnings volatility associated with amortization/accretion of premiums/discounts for Obligations is less pronounced than that for mortgage assets.
When we purchase or invest in mortgages, we normally pay an amount that differs from the principal balance. A premium price is paid if the purchase price exceeds the principal amount. A discount price is paid if the purchase price is less than the principal amount. Premiums/discounts are required to be deferred and amortized/accreted to net interest income in a manner such that the yield recognized each month on the underlying asset is constant over the asset’s historical life and estimated future life. This is called the constant effective (level) yield method.
We typically pay more than the principal balance when the interest rate on a purchased mortgage is greater than the prevailing market rate for similar mortgages. The net purchase premium is amortized as a reduction in the mortgage’s book yield. Similarly, if we pay less than the principal balance, the net discount is accreted in the same manner as the premium, resulting in an increase in the mortgage’s book yield. We have purchased most of the loans in the Mortgage Purchase Program at premiums. Mortgage-backed securities have been purchased at net discounts, generally at prices close to par, which reduces amortization/accretion volatility for these securities compared to purchased mortgage loans. At the end of 2009, the Mortgage Purchase Program had a net premium balance of $87 million and mortgage-backed securities had a net discount balance of $11 million, resulting in a total mortgage net premium balance of $76 million.

 83  of  183

We update the constant effective yield method monthly using actual historical and projected principal cash flows. Projected principal cash flows require an estimation of prepayment speeds, which are normally driven most by changes in interest rates. When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the mortgages’ book yields on premium balances and an increase in book yields on discount balances. The opposite effect tends to occur when interest rates rise. When interest rates are volatile, there can be substantial fluctuation in the accounting recognition of premiums and discounts.
Our mortgages under the Mortgage Purchase Program are stratified for amortization purposes into multiple portfolios according to common characteristics such as coupon interest rate, state of origination, final original maturity (mostly 15, 20, and 30 years), loan age, and type of mortgage (i.e., conventional and FHA). We compute amortization/accretion for each mortgage-backed security separately. Projected prepayment speeds are derived using a nationally recognized, market-tested third-party prepayment model. They are computed based on a single interest rate scenario of implied forward interest rates for LIBOR and residential mortgages computed from the daily average market interest rate environment from the previous month. Implied forward interest rates are used because they underlie many market practices, both from a theoretical and operating perspective. We regularly test the reasonableness and accuracy of the prepayment model by comparing its projections to actual prepayment results experienced over time and to dealer prepayment indications.
As projections of future prepayment speeds change and as actual prepayments received in the prior month differ from those projected for the prior month, our amortization/accretion is adjusted accordingly. The immediate adjustment and the schedules for future amortization/accretion are based on applying the new constant effective yield as if it had been in effect since the purchase of the assets. When actual and/or projected prepayments are higher than previously estimated, amortization/accretion normally accelerates. When actual and/or projected prepayments are lower than previously estimated, amortization/accretion normally decelerates. In general, reductions in interest rates are expected to result in a larger acceleration of amortization/accretion for mortgage assets, compared to the deceleration effect of higher interest rates on future months’ amortization/accretion. See Note 1 of the Notes to Financial Statements for additional information.
It is difficult to calculate how much amortization/accretion is likely to change over time. Exact trends depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization/accretion also depend on 1) the accuracy of prepayment projections compared to actual realized prepayments and 2) term structure models used to simulate possible future evolution of various interest rates. The prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict either future market conditions or the response of prepayments to these conditions even if they were able to be known. The term structure models depend heavily on theories and assumptions related to future interest rates and interest rate volatility. We strive to maintain a consistency in our use of prepayment and term structure models, although we do from time to time enhance these models based on developments in theories, technologies, best practices, and market conditions.
We regularly perform analyses that test the sensitivity of premium/discount recognition for our mortgage assets to changes in prepayment speeds. The following table shows, as of year-end 2009, the estimated adjustments to the immediate recognition of premium amortization/discount accretion for various interest rate shocks. The adjustments are determined mostly by changes in long-term mortgage rates.

(In millions)	-200	-100	-50	Base	+50	+100	+200

	$(26)	$(13)	$(5)	$-	$3	$5	$7

 84  of  183

Provision for Credit Losses
We evaluate Advances and the Mortgage Purchase Program monthly to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios. For the reasons discussed below, no reserve for credit losses has been deemed necessary for either Advances or the Mortgage Purchase Program.
Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2009, we had rights to collateral (either loans or securities), on a member-by-member basis, with a fair value in excess of outstanding Advances. At the end of 2009 the aggregate estimated value of this collateral was $152.2 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member’s pledged collateral would be available as necessary to cover any of that member’s credit obligations to the FHLBank.
Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members’ prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses has been necessary. See Notes 1 and 9 of the Notes to Financial Statements for additional information.
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
We may acquire both FHA and conventional fixed-rate mortgage loans under the Mortgage Purchase Program. Because FHA mortgage loans are U.S. government insured, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans from several sources, in order of priority:
▪	having the related real estate as collateral, which effectively includes the borrower’s equity,

▪	by credit enhancements including 1) primary mortgage insurance, if applicable, 2) the member’s Lender Risk Account, and 3) Supplemental Mortgage Insurance applied on a loan by loan basis.
For conventional loans, primary mortgage insurance, if applicable, covers losses or exposure down to approximately a loan-to-value ratio of between 65 and 80 percent, based upon the original appraisal. Once the borrower’s equity and primary insurance are exhausted, the Lender Risk Account provides credit loss coverage for pools of conventional loans until it is exhausted. After the Lender Risk Account is exhausted, the Supplemental Mortgage Insurance protects against credit losses down to a loan-to-value ratio of approximately 50 percent (subject, in certain cases, to an aggregate stop-loss provision in the Supplemental Mortgage Insurance policy). We would assume any credit exposure if the severity of losses were to exceed the supplemental coverage.
The key estimates and assumptions that affect our loan loss reserve analysis generally include: the characteristics of specific delinquent conventional loans outstanding under the Program; evaluations of the overall delinquent loan portfolio through the use of trend analysis reviews; loss severity trends; historical default experience; collateral valuation; expected proceeds from credit enhancements; comparisons to industry reported data; and current economic trends and conditions. In addition, we perform a review of the observable data used in the estimates to ensure it is representative of prevailing economic conditions or other existing events.

 85  of  183

These estimates require significant judgments, especially considering the current unprecedented deterioration in the national housing market, the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity increasingly imprecise.
The review of credit enhancements (in addition to any private mortgage insurance) includes the Lender Risk Account and Supplemental Mortgage Insurance policy, as well as outstanding claims against those enhancements. The conventional loans are associated with specific Master Commitment Contracts and their related Lender Risk Accounts and are considered in such groups when we evaluate credit quality.
Supplemental Mortgage Insurance coverage, if applicable, is applied on a loan-by-loan basis. Two key factors contribute to the possibility of exceeding the coverage: first, the severity of the loss and, secondly, on the total losses within a particular Master Commitment Contract. Since the first half of 2005, SMI policies for Master Commitment Contracts issued in amounts greater than $35 million have had a stop-loss feature that limits the total dollar amount of coverage provided by the insurer on each Master Commitment Contract. Beginning in May 2008, policies for all Master Commitment Contracts include a stop-loss feature. The stop-loss is equal to the total initial principal balance of loans under the Master Commitment Contract multiplied by the stop-loss percentage and represents the maximum aggregate amount payable by the Supplemental Mortgage Insurance provider under the policy for that pool. The stop-loss is established at a level that permits the affected loan pools to attain an investment-grade double-A implied credit rating at the time a Master Commitment Contract is closed.
Based on our analysis, as of December 31, 2009, we determined that no provision for credit losses was required for our conventional mortgage loans in the Mortgage Purchase Program.
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
An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we assess whether the amortized cost basis of the security will be recovered by considering numerous factors, as described in Note 8 of the Notes to Financial Statements. We must recognize impairment losses if we intend to sell the security or if available evidence indicates it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. We also must recognize impairment losses when any credit losses are expected for the security. This requires consideration of market conditions and projections of future results.
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
In addition to the base case cash flow analysis described in Note 8 of the Notes to Financial Statements, we also perform a sensitivity test based on a different scenario that reflects a plausible but more adverse than the base case current-to-trough housing price decline with a more shallow and slower rate of housing price recovery. At December 31, 2009, the sensitivity test based current-to-trough forecast showed a decline of 5 percentage points more than the base case current-to-trough housing price decline, and the housing price recovery path projected housing prices to remain unchanged from trough levels in the first year, to increase 1 percent in the second year, to increase 2 percent in the third and fourth years and to increase 3 percent per year thereafter. Under each of these scenarios, no shortfall of principal or interest is expected.

 86  of  183

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2009, we did not consider any of our investment securities to be other-than-temporarily impaired.
Fair Values
Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions, which may be reflected in the Statements of Condition or related Notes to the Financial Statements at fair value. We carry investments classified as available-for-sale and trading, and all derivatives, on the Statements of Condition at fair value.
Fair value is defined as the price – the “exit price” – that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Because our investments currently do not have available quoted market prices, we determine fair values based on 1) our valuation models or 2) dealer indications, which may be based on the dealers’ own valuation models and/or prices of similar instruments.
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
We have control processes designed to ensure that fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches and assumptions are reasonable and consistently applied. Where applicable, valuations are also compared to alternative external market data (e.g., quoted market prices, broker or dealer indications, pricing services and comparative analyses to similar instruments). For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 19 of the Notes to Financial Statements.
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

 87  of  183

The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level of valuation hierarchy.
     (Dollars in millions)

	At December 31, 2009
	Assets				Liabilities
		Available-
	Trading	for-sale	Derivative		Derivative
	Securities	Securities	Assets (1)	Total	Liabilities (1)
Level 1	-%	-%	-%	-%	-%
Level 2	100	100	100	100	100
Level 3	-	-	-	-	-

Total	100%	100%	100%	100%	100%

Total GAAP Fair Value	$3,802	$6,670	$9	$10,481	$228

     (Dollars in millions)

	At December 31, 2008
	Assets				Liabilities
		Available-
	Trading	for-sale	Derivative		Derivative
	Securities	Securities	Assets (1)	Total	Liabilities (1)
Level 1	-%	-%	-%	-%	-%
Level 2	100	100	100	100	100
Level 3	-	-	-	-	-

Total	100%	100%	100%	100%	100%

Total GAAP Fair Value	$3	$2,512	$17	$2,532	$286

(1)	Based on total fair value of derivative assets and liabilities after effect of counterparty netting and cash collateral netting.
RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS
See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

 88 of 183

OTHER FINANCIAL INFORMATION
Income Statements
Summary income statements for each quarter within the two years ended December 31, 2009 are provided in the tables below.

	2009
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$515	$438	$382	$347	$1,682
Interest expense	402	329	291	273	1,295

Net interest income	113	109	91	74	387

Provision for credit loss	-	-	-	-	-
Non-interest income	13	5	7	13	38
Non-interest expense	42	40	37	38	157

Net income	$84	$74	$61	$49	$268

	2008
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Interest income	$925	$764	$772	$728	$3,189
Interest expense	845	668	680	632	2,825

Net interest income	80	96	92	96	364

Provision for credit loss	-	-	-	-	-
Non-interest (loss) income	(1)	4	12	(6)	9
Non-interest expense	30	35	38	34	137

Net income	$49	$65	$66	$56	$236

Investment Securities
Data on investment securities for the years ended December 31, 2009, 2008 and 2007 are provided in the tables below.

Held-to-maturity securities (book value)
(In millions)	2009	2008	2007

Certificates of deposit and bank notes	$-	$-	$2,065
Government-sponsored enterprises	27	26	26
States and political subdivisions	10	12	17
Mortgage-backed securities:
Other U.S. obligations	-	9	16
Government-sponsored enterprises	11,247	12,553	11,759
Other	187	304	355

Total mortgage-backed securities	11,434	12,866	12,130

Total held-to-maturity securities	$11,471	$12,904	$14,238

 89 of 183

As of December 31, 2009, held-to-maturity securities had the following maturity and yield characteristics.

(Dollars in millions)	Book Value	Yield
Government-sponsored enterprises
Due in one year or less	$27	0.30%

	$27	0.30

States and political subdivisions
After five but within ten years	$7	5.55
After ten years	3	0.69

	$10	4.07

Mortgage-backed securities*
After five but within ten years	$2,559	4.45
After ten years	8,875	4.55

	$11,434	4.53

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

Available-for-sale securities (book value)
(In millions)	2009	2008	2007

Certificates of deposit and bank notes	$6,670	$2,512	$-

Total available-for-sale securities	$6,670	$2,512	$-

As of December 31, 2009, available-for-sale securities had the following maturity and yield characteristics.

(Dollars in millions)	Book Value	Yield
Certificates of deposit
Due in one year or less	$6,670	0.19%

Trading securities (book value)
(In millions)	2009	2008	2007

Government-sponsored enterprises	$3,799	$-	$-
Mortgage-backed securities:
U.S. agency obligations - guaranteed	3	3	4

Total trading securities	$3,802	$3	$4

As of December 31, 2009, trading securities had the following maturity and yield characteristics.

(Dollars in millions)	Book Value	Yield

Government-sponsored enterprises
Due in one year or less	$3,799	0.11%

Mortgage-backed securities – Other U.S. obligations*
After ten years	$3	5.17

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

 90 of 183

As of December 31, 2009, the FHLBank held securities of the following issuers, excluding certificates of deposit, with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises and government agencies. All other issuers are combined in the table below.

(In millions)	Total	Total
Name of Issuer	Book Value	Fair Value

Freddie Mac	$7,593	$7,779
Fannie Mae	7,480	7,661
Government National Mortgage Association	3	3
Certificates of deposit (18 issuers)	6,670	6,670
All other investments (6 issuers)	197	196

Total investments	$21,943	$22,309

Loan Portfolio Analysis
The FHLBank’s outstanding loans, nonperforming loans and loans 90 days or more past due and accruing interest for the five years ended December 31, 2009 were as follows:

(In millions)	2009	2008	2007	2006	2005

Domestic:
Advances	$35,818	$53,916	$53,310	$41,956	$40,262

Real estate mortgages	$9,366	$8,632	$8,928	$8,461	$8,418

Nonperforming real estate mortgages	$-	$-	$-	$-	$-

Real estate mortgages past due 90 days or more and still accruing interest (1)	$73	$48	$34	$51	$49

Interest contractually due during the year	$484	$437	$467	$430	$428
Interest actually received during the year	(484)	(437)	(467)	(430)	(428)

Shortfall	$-	$-	$-	$-	$-

(1)	Government loans (e.g., FHA) continue to accrue after 90 days or more delinquent, as do all loans purchased where the FHLBank’s agreements with the PFIs include monthly settlement on a schedule/scheduled basis and are therefore considered well secured and in the process of collection. Schedule/scheduled means that the PFI is obligated to remit the contractual mortgage payments on loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagee. In 2007, the FHLBank began offering loans with monthly settlement on an actual/actual basis which also continue to accrue after 90 days or more delinquent if they are considered well secured and in the process of collection. There were no net (charge-offs) recoveries to average loans outstanding for the five years ended December 31, 2009.

 91 of 183

Other Borrowings
Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings for the years ended December 31, 2009, 2008 and 2007:

(Dollars in millions)	2009	2008	2007

Federal funds purchased
Outstanding at year end	$-	$-	$-
Weighted average rate at year end	-%	-%	-%
Daily average outstanding for the year	$-	$1	$-
Weighted average rate for the year (1)	-%	1.59%	-%
Highest outstanding at any month end	$-	$-	$-

Securities under repurchase agreements
Outstanding at year end	$-	$-	$-
Weighted average rate at year end	-%	-%	-%
Daily average outstanding for the year	$-	$-	$-
Weighted average rate for the year (1)	-%	2.19%	-%
Highest outstanding at any month end	$-	$-	$-

Other FHLBanks
Outstanding at year end	$-	$-	$-
Weighted average rate at year end	-%	-%	-%
Daily average outstanding for the year	$1	$-	$-
Weighted average rate for the year (1)	0.07%	-%	-%
Highest outstanding at any month end	$-	$-	$-

Consolidated Discount Notes
Outstanding at year end	$23,187	$49,336	$35,437
Weighted average rate at year end	0.08%	0.79%	4.20%
Daily average outstanding for the year	$35,272	$40,356	$24,763
Weighted average rate for the year (1)	0.32%	2.35%	4.99%
Highest outstanding at any month end	$52,568	$49,336	$35,437
(1)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.
Term Deposits
At December 31, 2009, term deposits in denominations of $100,000 or more totaled $80,150,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

		Over 3	Over 6	Over 12
		months but	months but	months but
	3 months	within 6	within 12	within 24
By remaining maturity at December 31, 2009	or less	months	months	months	Total
(In millions)
Time certificates of deposit
($1 or more)	$29	$24	$23	$4	$80

Ratios

	2009	2008	2007
Return on average assets	0.32%	0.25%	0.32%
Return on average equity	6.38	5.73	6.87
Average equity to average assets	4.96	4.37	4.63
Dividend payout ratio	68%	83%	88%

 92 of 183

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Information required under this Item is set forth in the “Quantitative and Qualitative Disclosures About Risk Management” caption at Part II, Item 7, of this filing.

 93 of 183

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Cincinnati:
In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the “FHLBank”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Cincinnati, OH
March 18, 2010

 94 of 183

FINANCIAL STATEMENTS
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2009	2008
ASSETS
Cash and due from banks (Note 3)	$1,807,343	$2,867
Interest-bearing deposits	126	19,906,234
Securities purchased under agreements to resell (Note 4)	100,000	-
Federal funds sold	2,150,000	-
Trading securities (Note 5)	3,802,013	2,985
Available-for-sale securities (Note 6)	6,669,636	2,511,630
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2009 and 2008 that may be repledged) (a) (Note 7)	11,471,081	12,904,200
Advances (Note 9)	35,818,425	53,915,972
Mortgage loans held for portfolio, net (Note 10)	9,365,752	8,631,873
Accrued interest receivable	151,690	275,560
Premises, software, and equipment, net	10,368	9,611
Derivative assets (Note 11)	9,065	17,310
Other assets	31,133	27,827

TOTAL ASSETS	$71,386,632	$98,206,069

LIABILITIES
Deposits (Note 12):
Interest bearing	$2,076,826	$1,192,593
Non-interest bearing	7,995	868

Total deposits	2,084,821	1,193,461

Consolidated Obligations, net (Note 13):
Discount Notes	23,186,731	49,335,739
Bonds	41,222,590	42,392,785

Total Consolidated Obligations, net	64,409,321	91,728,524

Mandatorily redeemable capital stock (Note 16)	675,479	110,909
Accrued interest payable	309,007	394,346
Affordable Housing Program payable (Note 14)	98,341	102,615
Payable to REFCORP (Note 15)	12,190	14,054
Derivative liabilities (Note 11)	228,197	286,476
Other liabilities	102,129	93,815

Total liabilities	67,919,485	93,924,200

Commitments and contingencies (Note 20)

CAPITAL (Note 16)
Capital stock: Class B putable ($100 par value); 30,635 and 39,617 shares issued and outstanding in 2009 and 2008, respectively	3,063,473	3,961,698
Retained earnings	411,782	326,446
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities (Note 6)	(364)	(458)
Pension and postretirement benefits (Note 17)	(7,744)	(5,817)

Total accumulated other comprehensive loss:	(8,108)	(6,275)

Total capital	3,467,147	4,281,869

TOTAL LIABILITIES AND CAPITAL	$71,386,632	$98,206,069

(a)	Fair values: $11,837,712 and $13,163,337 at December 31, 2009 and 2008, respectively.
The accompanying notes are an integral part of these financial statements.

 95 of 183

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007

INTEREST INCOME:
Advances	$570,144	$1,893,346	$2,589,246
Prepayment fees on Advances, net	7,523	2,018	2,631
Interest-bearing deposits	8,756	14,910	1,683
Securities purchased under agreements to resell	1,170	13,898	36,984
Federal funds sold	11,238	145,375	308,999
Trading securities	2,511	176	234
Available-for-sale securities	17,822	1,163	35,690
Held-to-maturity:
Securities	578,253	681,531	905,174
Securities of other FHLBanks	22	-	-
Mortgage loans held for portfolio	484,383	436,769	467,298
Loans to other FHLBanks	25	316	334

Total interest income	1,681,847	3,189,502	4,348,273

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	111,736	947,035	1,234,743
Consolidated Obligations – Bonds	1,171,972	1,844,405	2,631,881
Deposits	1,820	25,718	51,236
Loans from other FHLBanks	1	-	-
Mandatorily redeemable capital stock	9,348	8,192	9,115
Other borrowings	-	26	-

Total interest expense	1,294,877	2,825,376	3,926,975

NET INTEREST INCOME	386,970	364,126	421,298

OTHER INCOME (LOSS):
Service fees	1,725	1,237	1,280
Net gains (losses) on trading securities	308	(63)	(25)
Net gains on held-to-maturity securities	12,039	-	-
Net gains (losses) on derivatives and hedging activities	17,411	1,520	(11,907)
Other, net	6,098	6,053	4,528

Total other income (loss)	37,581	8,747	(6,124)

OTHER EXPENSE:
Compensation and benefits	33,286	25,764	25,481
Other operating	15,087	13,351	12,968
Finance Agency	3,179	3,112	2,843
Office of Finance	3,106	2,573	2,923
Other	4,048	5,481	4,435

Total other expense	58,706	50,281	48,650

INCOME BEFORE ASSESSMENTS	365,845	322,592	366,524

Affordable Housing Program	30,819	27,170	30,850
REFCORP	67,005	59,084	67,135

Total assessments	97,824	86,254	97,985

NET INCOME	$268,021	$236,338	$268,539

The accompanying notes are an integral part of these financial statements.

 96 of 183

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, DECEMBER 31, 2006	36,576	$3,657,645	$255,529	$(6,325)	$3,906,849
Proceeds from sale of capital stock	3,568	356,769			356,769
Net shares reclassified to mandatorily redeemable capital stock	(5,410)	(541,053)			(541,053)
Comprehensive income:
Net income			268,539		268,539
Other comprehensive income:
Net unrealized losses on available-for-sale securities				531	531
Pension and postretirement benefits				591	591

Total comprehensive income					269,661

Dividends on capital stock:
Cash			(237,640)		(237,640)

BALANCE, DECEMBER 31, 2007	34,734	3,473,361	286,428	(5,203)	3,754,586
Proceeds from sale of capital stock	3,746	374,572			374,572
Net shares reclassified to mandatorily redeemable capital stock	(337)	(33,725)			(33,725)
Comprehensive income:
Net income			236,338		236,338
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(458)	(458)
Pension and postretirement benefits				(614)	(614)

Total comprehensive income					235,266

Dividends on capital stock:
Cash			(48,689)		(48,689)
Stock	1,474	147,490	(147,631)		(141)

BALANCE, DECEMBER 31, 2008	39,617	3,961,698	326,446	(6,275)	4,281,869
Proceeds from sale of capital stock	924	92,353			92,353
Net shares reclassified to mandatorily redeemable capital stock	(9,906)	(990,578)			(990,578)
Comprehensive income:
Net income			268,021		268,021
Other comprehensive income:
Net unrealized losses on available-for-sale securities				94	94
Pension and postretirement benefits				(1,927)	(1,927)

Total comprehensive income					266,188

Dividends on capital stock:
Cash			(182,685)		(182,685)

BALANCE, DECEMBER 31, 2009	30,635	$3,063,473	$411,782	$(8,108)	$3,467,147

*Putable (Note 16)
The accompanying notes are an integral part of these financial statements.

 97 of 183

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:

Net income	$268,021	$236,338	$268,539

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	(51,799)	26,425	41,811
Change in net fair value adjustment on derivative and hedging activities	145,297	(133,922)	56,043
Net change in fair value adjustments on trading securities	(308)	63	25
Other adjustments	(12,016)	5,164	(11)
Net change in:
Accrued interest receivable	123,908	30,190	(5,284)
Other assets	(3,481)	396	(3,530)
Accrued interest payable	(85,343)	(36,520)	(128,485)
Other liabilities	570	4,716	18,931

Total adjustments	116,828	(103,488)	(20,500)

Net cash provided by operating activities	384,849	132,850	248,039

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	20,220,290	(20,490,246)	(182,238)
Securities purchased under agreements to resell	(100,000)	300,000	850,000
Federal funds sold	(2,150,000)	10,136,000	(494,300)
Premises, software, and equipment	(3,378)	(3,571)	(2,700)

Trading securities:
Net increase in short-term	(3,796,724)	-	-
Proceeds from long-term	388	539	990

Available-for-sale securities:
Net (increase) decrease in short-term	(4,158,220)	(2,512,257)	1,224,672
Proceeds from long-term	-	28,755	-
Purchases of long-term	-	(28,755)	-

Held-to-maturity securities:
Net (increase) decrease in short-term	(681)	2,064,712	4,464,046
Net decrease in other FHLBanks	6	-	-
Proceeds from maturities of long-term	3,683,471	2,127,676	2,088,521
Proceeds from sale of long-term	469,245	-	-
Purchases of long-term	(2,706,091)	(2,843,871)	(2,527,944)
The accompanying notes are an integral part of these financial statements.

 98 of 183

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007

Advances:
Proceeds	$391,629,721	$1,576,271,832	$1,732,023,103
Made	(373,951,474)	(1,576,116,179)	(1,743,032,593)

Mortgage loans held for portfolio:
Principal collected	2,937,151	1,298,486	1,027,343
Purchases	(3,672,015)	(1,038,392)	(1,505,230)

Net cash provided by (used in) investing activities	28,401,689	(10,805,271)	(6,066,330)

FINANCING ACTIVITIES:

Net increase in deposits and pass-through reserves	879,960	182,537	126,691
Net (payments) proceeds on derivative contracts with financing elements	(154,955)	213,759	-

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	636,871,617	942,960,466	625,424,375
Bonds	33,069,190	31,582,383	34,773,537
Bonds transferred from other FHLBanks	-	286,860	120,000

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(662,946,366)	(929,052,075)	(611,987,159)
Bonds	(34,185,168)	(35,831,698)	(42,149,160)

Proceeds from issuance of capital stock	92,353	374,572	356,769
Payments for redemption of mandatorily redeemable capital stock	(426,008)	(45,433)	(560,538)
Cash dividends paid	(182,685)	(48,689)	(237,640)

Net cash (used in) provided by financing activities	(26,982,062)	10,622,682	5,866,875

Net increase (decrease) in cash and cash equivalents	1,804,476	(49,739)	48,584
Cash and cash equivalents at beginning of the year	2,867	52,606	4,022

Cash and cash equivalents at end of the year	$1,807,343	$2,867	$52,606

Supplemental Disclosures:

Interest paid	$1,458,368	$2,851,223	$3,938,336

AHP payments, net	$35,093	$27,929	$23,716

REFCORP assessments paid	$68,869	$61,569	$67,801

The accompanying notes are an integral part of these financial statements.

 99 of 183

FEDERAL HOME LOAN BANK OF CINCINNATI
NOTES TO FINANCIAL STATEMENTS
NOTES TO FINANCIAL STATEMENTS
Background Information
The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank provides a readily available, competitively-priced source of funds to its member institutions. The FHLBank is a cooperative whose member institutions own nearly all of the capital stock of the FHLBank and may receive dividends on their investment to the extent declared by the FHLBank’s Board of Directors. Former members own the remaining capital stock to support business transactions still carried on the FHLBank’s Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the FHLBank; while eligible to borrow, housing authorities are not members of the FHLBank and, as such, are not allowed to hold capital stock.
All members must purchase stock in the FHLBank. Members must own capital stock in the FHLBank based on the amount of their total assets. Each member also may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank. As a result of these requirements, the FHLBank conducts business with stockholders in the normal course of business. For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank’s outstanding capital stock. See Note 22 for more information relating to transactions with stockholders.
The Federal Housing Finance Board, an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Banks’ Office of Finance (Office of Finance) through July 29, 2008. With the passage of the “Housing and Economic Recovery Act of 2008” (HERA), the Federal Housing Finance Agency was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Federal Housing Finance Board was merged into the Federal Housing Finance Agency as of October 27, 2008. Collectively, they are referred to as the “Finance Agency.” The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the authorizing statutes; each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the authorizing statutes; and the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBank does not have any special purpose entities or any other type of off-balance sheet conduits.
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

 100 of 183

Note 1—Summary of Significant Accounting Policies
Subsequent Events. The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.
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
Interest Bearing Deposits, Securities Purchased Under Agreements to Resell (Resale Agreements), and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. The FHLBank treats securities purchased under agreements to resell as collateralized financings. The FHLBank invests in certificates of deposits (CDs) not meeting the definition of a security that are recorded, at amortized cost, as interest-bearing deposits. The FHLBank also invests in certain CDs that meet the definition of a security and are recorded as held-to-maturity and available-for-sale securities.
Investment Securities. The FHLBank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.
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
The FHLBank carries, at amortized cost, investments that it has both the ability and intent to hold to maturity (classified as held-to-maturity), adjusted for periodic principal repayments, amortization of premiums and accretion of discounts.
Certain changes in circumstances may cause the FHLBank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBank that could not have been reasonably anticipated may cause the FHLBank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.
In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of the security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the security or to scheduled payments on the security payable in equal installments (both principal and interest) over its term.
The FHLBank amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities and other investments with a term of greater than one year using the retrospective level-yield method (retrospective method). The retrospective method requires that the FHLBank estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLBank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLBank amortizes

 101 of 183

premiums and accretes discounts on other investments with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the level-yield methodology have been performed by the FHLBank and the FHLBank has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.
The FHLBank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.
The FHLBank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment on a quarterly basis. An investment is considered impaired when its fair value is less than its amortized cost. The FHLBank considers an other-than-temporary impairment to have occurred under any of the following circumstances:
•	If the FHLBank has an intent to sell the debt security and its fair value is less than its amortized cost;
•	If, based on available evidence, the FHLBank believes it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis; or
•	If the FHLBank does not expect to recover the entire amortized cost basis of the debt security.
If either of the first two conditions above is met, the FHLBank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date.
For securities in an unrealized loss position that meet neither of the first two conditions, the FHLBank performs cash flow analysis to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the principal cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the principal cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive income, which is a component of equity. The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in accumulated other comprehensive income. Subsequent non-other-than-temporary impairment-related changes in the fair value of available-for-sale securities will be included in accumulated other comprehensive income. The other-than-temporary impairment recognized in accumulated other comprehensive income for debt securities classified as held-to-maturity will be accreted over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment related to credit loss recognized).
For subsequent accounting of other-than-temporarily impaired securities, if the present value of principal cash flows expected to be collected is less than the amortized cost basis, the FHLBank would record an additional other-than-temporary impairment. The amount of total other-than-temporary impairment for an available-for-sale security that was previously impaired is determined as the difference between its amortized cost less the amount of other-than-temporary impairment recognized in accumulated other comprehensive income prior to the determination of other-than-temporary impairment and its fair value.
The FHLBank only acquires private-label mortgage-backed securities that are believed to be of high credit quality at acquisition, and thus these investments are not initially subject to the incremental impairment guidance for certain beneficial interests in securitized financial assets, specifically those that are not of “high credit quality.” Authoritative GAAP does not specifically address whether impairments or credit downgrades subsequent to acquisition require the application of the incremental impairment guidance to a beneficial interest that was not in scope at the time of purchase. The FHLBank did not experience any other-than-temporary impairment in the value of its investments during 2009, 2008, or 2007.

 102 of 183

Advances. The FHLBank reports Advances (loans to members or housing associates) net of unearned commitment fees and discounts on Advances related to the Affordable Housing Program (AHP), as discussed below. The FHLBank amortizes the premiums and accretes the discounts on Advances to interest income using a contractual level-yield methodology. The FHLBank records interest on Advances to income as earned. Following the requirements of the FHLBank Act, the FHLBank obtains sufficient collateral on Advances to protect it from losses. The FHLBank Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the FHLBank, and other eligible real estate-related assets. As Note 9 more fully describes, Community Financial Institutions (CFIs) (the purposes of Advances to which have been redefined by HERA to also include community development activities) are eligible to utilize expanded statutory collateral rules. The FHLBank evaluates the creditworthiness of its members and non-member borrowers on an ongoing basis and classifies as impaired any Advance with respect to which management believes it is probable that all principal and interest due will not be collected according to its contractual terms. The FHLBank has not experienced any credit losses on Advances since it was founded in 1932 and, based on its credit extension and collateral policies, the FHLBank’s management currently does not anticipate any credit losses on Advances. Accordingly, the FHLBank has not provided any allowance for losses on Advances at December 31, 2009.
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
To ensure the retention of credit risk on conventional loans originated or acquired by a member, a Lender Risk Account (LRA) is funded by the FHLBank as a portion of the purchase proceeds of the loans to cover, at a minimum, the expected losses. This account is established to conform to Finance Agency Regulations for all conventional Mortgage Purchase Programs that stipulate the member is responsible for all expected losses on the mortgages being sold to the FHLBank. In order to comply with this Regulation, the FHLBank evaluates, through the use of a Nationally Recognized Statistical Rating Organization (NRSRO) model, the proposed conventional mortgages to be sold (either the specific portfolio or a representative sample) to determine the amount of expected losses. This amount is deposited into the LRA and these funds are used to offset any losses that may occur. After five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a nine-month period. No LRA balance is required after eleven years. The LRA is recorded in other liabilities and totaled $55,070,000 and $48,782,000 at December 31, 2009 and 2008.
In addition to the expected losses covered by the LRA, the member selling conventional loans also is required to purchase Supplemental Mortgage Insurance (SMI) and to designate the FHLBank as the beneficiary as an enhancement to cover losses over and above losses covered by the LRA. The LRA and SMI are calculated to provide, at a minimum, the equivalent to an investment grade rating (e.g., double-A credit rating) for the loans purchased. In the event the LRA and the standard SMI policy do not provide sufficient loss protection to support the equivalent investment grade rating, additional mortgage insurance coverage called SMI Plus also must be purchased by the member. This policy covers the expected losses, over and above the LRA and SMI, to achieve an investment grade rating equivalent to double-A at the time of acquisition.
The FHLBank classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of unamortized premiums and discounts and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments. The FHLBank has the intent and ability to hold these mortgage loans to maturity.

 103 of 183

The FHLBank defers and amortizes mortgage premiums and discounts paid to and received by the FHLBank’s participating members (Participating Financial Institutions, or PFIs) as interest income using the retrospective method. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates for the retrospective method.
The FHLBank may receive non-origination fees, called pair-off fees. Pair-off fees represent a make-whole provision and are assessed when a member fails to deliver the quantity of loans committed to in a Mandatory Delivery Contract. Pair-off fees are recorded in other income. A Mandatory Delivery Contract is a legal commitment the FHLBank makes to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices.
The FHLBank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. However, there may be exceptions, such as when a loan is well secured and in the process of collection (e.g., through credit enhancements). For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The FHLBank generally records cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. Government-insured loans are not placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loans and (2) contractual obligation of the loan servicer.
The FHLBank performs periodic reviews of its mortgage loan portfolio to identify losses inherent within the portfolio at the Statement of Condition date and to determine the likelihood of collection of the portfolio. The overall allowance is determined by an analysis that includes consideration of various data observations such as past performance, current performance, loan portfolio characteristics, other collateral related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for loan losses may consist of (1) reviewing specifically identified loans; (2) reviewing homogeneous pools of residential mortgage loans; and/or (3) estimating credit losses in the remaining portfolio. The estimation of credit losses in the remaining mortgage loan portfolio involves assessing the effect of current economic trends and specific events on the allowance for loan losses and assessing a factor for the margin for imprecision, if deemed necessary. The actual loss that may occur may be more or less than the estimated loss for a specific mortgage loan.
Primary mortgage insurance (PMI) and any credit enhancement are factored into the allowance for loan loss determination, provided collection is determined to be probable. Any potential losses that would be recovered from the PMI and credit enhancements, as well as any Federal Housing Administration (FHA) insurance, are not reserved for as part of the allowance for loan losses. In such cases, the FHLBank does not record a charge-off to the allowance for loan losses when losses occur or record a recovery to the allowance for loan losses for any cash payments received as a result of the credit enhancements or amounts under PMI or FHA insurance.
As a result of this analysis, the FHLBank has determined that as of December 31, 2009, each member’s obligation for losses and the mortgage insurance coverage exceeded the inherent loss in the portfolio. Accordingly, no allowance for loan losses is considered necessary.
Mortgage loans are considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement, with the exception of mortgage loans collectively evaluated for impairment.
Premises, Software and Equipment, Net. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank’s accumulated depreciation and amortization related to these items was $15,177,000 and $12,914,000 at December 31, 2009 and 2008. The FHLBank computes depreciation on a straight-line methodology over the estimated useful lives of relevant assets ranging from three to ten years. The FHLBank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,598,000, $2,412,000, and $2,361,000 for the years ended December 31, 2009, 2008, and 2007.

 104 of 183

The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized (loss) gain on disposal of premises, software and equipment was $(23,000), $(312,000), and $11,000 in 2009, 2008, and 2007.
The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2009 and 2008, the FHLBank had $7,914,000 and $6,407,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $1,497,000, $1,189,000, and $1,283,000 for the years ended December 31, 2009, 2008, and 2007.
Derivatives. All derivatives are recognized on the Statements of Condition at their fair values. The FHLBank has elected to report derivative assets and derivative liabilities on the Statements of Condition net of cash collateral and accrued interest from counterparties.
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
An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the FHLBank’s risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLBank’s income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows, unless the derivative meets the criteria to be a financing derivative.
The difference between accruals of interest receivables and payables on derivatives that are designated as fair value hedge relationships is recognized as adjustments to the interest income or expense of the designated underlying investment securities, Advances, Consolidated Obligations or other financial instruments. The differentials between accruals of interest receivables and payables on economic hedges are recognized in other income as “Net gain (loss) on derivatives and hedging activities.”
The FHLBank may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments that are eligible for the fair value option), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

 105 of 183

If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the FHLBank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.
Derivatives are typically executed at the same time as the hedged Advances or Consolidated Obligations and the FHLBank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the FHLBank may designate the hedging relationship upon its commitment to disburse an Advance or trade a Consolidated Obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLBank defines market settlement conventions for Advances to be five business days or less and for Consolidated Obligations to be thirty calendar days or less, using a next business day convention. The FHLBank records the changes in fair value of the derivative and the hedged item beginning on the trade date. When the hedging relationship is designated on the trade date and the fair value of the derivative is zero on that date, the hedge meets the conditions for applying the shortcut method of hedge accounting, provided all the other conditions for applying the shortcut method of hedge accounting are also met.
The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.
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
Mandatorily Redeemable Capital Stock. The FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member provides written notice of redemption, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination, or involuntary termination from membership, because the member shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.
If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.
Prepayment Fees. The FHLBank charges a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. The FHLBank records prepayment fees, net of basis adjustments related to hedging activities included in the book value of the Advances, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income. In cases in which the FHLBank funds a new Advance concurrent with or within a short period of time after the prepayment of an existing Advance, the FHLBank evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance.
If the new Advance qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized/accreted over the life of the modified Advance using a level-yield methodology. This amortization/accretion is recorded in Advance interest income.

 106 of 183

For prepaid Advances that are hedged and meet the hedge accounting requirements, the FHLBank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBank funds a new Advance to a member concurrent with or within a short period of time after the prepayment of a previous Advance to that member, the FHLBank evaluates whether the new Advance qualifies as a modification of the original hedged Advance. If the new Advance qualifies as a modification of the original hedged Advance, the fair value gains or losses of the Advance and the prepayment fees are included in the carrying amount of the modified Advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified Advance using a level-yield methodology. If the modified Advance is also hedged and the hedge meets the hedging criteria, the modified Advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income.
If the FHLBank determines that the transaction does not qualify as a modification of an existing Advance, it is treated as an Advance termination with subsequent funding of a new Advance and the existing fees net of related hedging adjustments are recorded in interest income as “Prepayment fees on Advances, net.”
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
Concessions on Consolidated Obligations. The FHLBank defers and amortizes, over the terms to maturity or expected lives and using a level-yield methodology, amounts paid to dealers in connection with the issuance of certain Consolidated Obligation Bonds. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Unamortized Bond concessions were $19,383,000 at both December 31, 2009 and 2008 and are included in other assets. Amortization of such concessions is included in Consolidated Obligation interest expense and totaled $27,984,000, $18,331,000, and $10,760,000 in 2009, 2008, and 2007.
The FHLBank charges to expense as incurred the concessions applicable to Consolidated Obligation Discount Notes because of the short maturities of these Notes. Analyses of expensing concessions as incurred compared to a level-yield methodology have been performed by the FHLBank and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material. Such concessions are included in Consolidated Obligation interest expense and totaled $5,380,000, $9,231,000, and $4,414,000 in 2009, 2008, and 2007.
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
Employee Benefit Plans. The FHLBank records the periodic benefit cost associated with its employee retirement plans and its contributions associated with its defined contribution plans as compensation and benefits in the Statements of Income.
Finance Agency Expenses. The FHLBank funds its proportionate share of the costs of operating the Finance Agency. The Finance Agency allocated its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined regulatory capital stock plus retained earnings through July 29, 2008. Since July 30, 2008, the portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks has been allocated among the FHLBanks based on the pro rata share of the annual assessments (which are based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank). Each FHLBank must pay an amount equal to one-half of its annual assessment twice each year.

 107 of 183

Office of Finance Expenses. The FHLBank is assessed for its proportionate share of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank’s percentage of capital stock, percentage of Consolidated Obligations issued and percentage of Consolidated Obligations outstanding.
Other Expenses. The FHLBank classifies third-party volume-related mortgage loan costs and amounts awarded under its American Dream Homeownership Challenge grant fund as other expenses.
Affordable Housing Program (AHP). The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLBank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBank issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. When the FHLBank makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLBank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. As an alternative, the FHLBank also has the authority to make the AHP subsidy available to members as a grant. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance. See Note 14 for more information.
Resolution Funding Corporation (REFCORP). Although the FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, they are required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 15 for more information.
Fair Values. Some of the FHLBank’s financial instruments lack an available trading market characterized as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the FHLBank uses pricing services and/or internal models employing significant estimates and present value calculations when disclosing fair values. See Note 19 for more information.
Cash Flows. In the Statements of Cash Flows, the FHLBank considers non-interest bearing cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.
Reclassifications. Certain amounts in the 2008 and 2007 financial statements and footnotes have been reclassified to conform to the 2009 presentation.

 108 of 183

Note 2—Recently Issued Accounting Standards and Interpretations
Improving Disclosures about Fair Value Measurements. On January 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance for the fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The FHLBank’s adoption of this amended guidance may result in increased annual and interim financial statement disclosures but will not affect the FHLBank’s results of operations, financial condition, or cash flows.
Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. The FHLBank’s investment in VIEs includes senior interests in private-label mortgage-backed securities. The FHLBank does not have the power to significantly affect the economic performance of any of its investments in VIEs since it does not act as a key decision-maker and does not have the unilateral ability to replace a key decision-maker. Additionally, since the FHLBank holds the senior interest, rather than the residual interest, in its investment in VIEs, the FHLBank does not have either the obligation to absorb losses of, or the right to receive benefits from, any of its investment in VIEs that could potentially be significant to the VIEs. Furthermore, the FHLBank does not design, sponsor, transfer, service, or provide credit or liquidity support in any of its investments in VIEs. This guidance was effective as of January 1, 2010 for the FHLBank. Earlier application was prohibited. The FHLBank evaluated its investments in VIEs that it held as of January 1, 2010 and determined that consolidation accounting was not required under the new accounting guidance since the FHLBank is not the primary beneficiary as described above. Therefore, the FHLBank’s adoption of this guidance did not have a material effect on its financial condition, results of operations, or cash flows.
Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (January 1, 2010 for the FHLBank), for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application was prohibited. The FHLBank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the FHLBank’s financial condition, results of operations, or cash flows.
Note 3—Cash and Due from Banks
The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2009 and 2008 were approximately $138,000 and $134,000.
In addition, the FHLBank maintained average required balances with various Federal Reserve Banks of approximately $1,000,000 for the years ended December 31, 2009 and 2008. These represent average balances legally required to be maintained over each 14-day cycle and contain no legal restrictions on the withdrawal of the funds. The FHLBank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

 109 of 183

Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $7,995,000 and $868,000 as of December 31, 2009 and 2008.
Note 4—Securities Purchased Under Agreements to Resell
The FHLBank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statements of Condition. The securities purchased under agreements to resell are held in safekeeping in the name of the FHLBank by third-party custodians approved by the FHLBank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty must place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly.
Note 5—Trading Securities
Major Security Types. Trading securities as of December 31 were as follows (in thousands):

	2009	2008
	Fair Value	Fair Value
Government-sponsored enterprises*	$3,799,336	$-
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,677	2,985

Total	$3,802,013	$2,985

*	Consists of debt securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) securities.
Net gain (loss) on trading securities for the years ended December 31, 2009, 2008, and 2007 includes a change in net unrealized gain (loss) (in thousands) of $308, $(63), and $(25), respectively, for securities held on December 31, 2009, 2008, and 2007.

 110 of 183

Note 6—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of December 31, 2009 and 2008 were as follows (in thousands):

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit	$6,670,000	$40	$(404)	$6,669,636

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit and bank notes	$2,512,088	$93	$(551)	$2,511,630

All securities outstanding with gross unrealized losses at December 31, 2009 and 2008 have been in a continuous unrealized loss position for less than 12 months.
Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at December 31, 2009 and 2008 are shown below (in thousands).

	December 31, 2009		December 31, 2008
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$6,670,000	$6,669,636	$2,512,088	$2,511,630

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale at December 31 (in thousands):

	2009	2008
Amortized cost of available-for-sale securities:
Fixed-rate	$6,670,000	$2,512,088

Realized Gains and Losses. There were no sales of available-for-sale securities for the years ended December 31, 2009, 2008 and 2007.

 111 of 183

Note 7—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding
	Cost (1)	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$26,688	$4	$–	$26,692
State or local housing agency obligations	10,375	–	(510)	9,865
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities **	11,246,925	386,591	(19,217)	11,614,299
Private-label residential mortgage-backed securities	187,093	165	(402)	186,856

Total mortgage-backed securities	11,434,018	386,756	(19,619)	11,801,155

Total	$11,471,081	$386,760	$(20,129)	$11,837,712

	December 31, 2008
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding
	Cost (1)	Gains	(Losses)	Fair Value

Government-sponsored enterprises *	$26,012	$38	$–	$26,050
State or local housing agency obligations	12,080	–	(536)	11,544
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	9,103	–	(3)	9,100
Government-sponsored enterprise residential mortgage-backed securities **	12,552,810	301,671	(1,138)	12,853,343
Private-label residential mortgage-backed securities	304,195	–	(40,895)	263,300

Total mortgage-backed securities	12,866,108	301,671	(42,036)	13,125,743

Total	$12,904,200	$301,709	$(42,572)	$13,163,337

(1)	Carrying value equals amortized cost.

*	Consists of debt securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

**	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

***	Consists of Ginnie Mae securities.
The FHLBank’s mortgage-backed security investments consist of senior classes of agency guaranteed securities, government-sponsored enterprise securities, and private-label prime residential mortgage-backed securities. The FHLBank’s investments in mortgage-backed securities must be triple-A rated at the time of purchase.

 112 of 183

The FHLBank has increased exposure to the risk of loss on its investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, and when there are losses on the sale of foreclosed properties. Credit safeguards for the FHLBank’s mortgage-backed securities consist of either payment guarantees of principal and interest in the case of U.S. government-guaranteed mortgage-backed securities and government-sponsored enterprise (GSE) mortgage-backed securities, or credit enhancements for residential mortgage-backed securities issued by entities other than GSEs (private-label mortgage-backed securities) in the form of subordinate tranches in a security’s structure that absorb the losses before the FHLBank does. Since the surety of the FHLBank’s private-label mortgage-backed securities holdings relies on credit enhancements and the quality of the underlying loan collateral, the FHLBank analyzes these investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and/or interest on the underlying mortgage loans. The FHLBank has not used monoline insurance as a form of credit enhancement for mortgage-backed securities.
The following tables summarize the par value of the FHLBank’s six private-label mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities as of December 31, 2009 and 2008 (in thousands, except percentages). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur within the specified senior tranches.

	As of December 31, 2009
				Percent
				Average	Serious
Private-Label		Unrealized	Investment	Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime(1) – Year of Securitization
2003	$186,909	$(402)	AAA	7.6%	0.54%

Total	$186,909	$(402)

	As of December 31, 2008
				Percent
				Average	Serious
Private-Label		Unrealized	Investment	Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime(1) – Year of Securitization
2003	$304,017	$(40,895)	AAA	6.7%	0.33%

Total	$304,017	$(40,895)

(1)	As defined by the originator at the time of origination.
(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

 113 of 183

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2009 and 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	December 31, 2009
	Less than 12 Months		12 Months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$-	$-	$9,865	$(510)	$9,865	$(510)

Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	1,578,801	(19,217)	-	-	1,578,801	(19,217)
Private-label residential mortgage- backed securities	-	-	129,046	(402)	129,046	(402)

Total temporarily impaired	$1,578,801	$(19,217)	$138,911	$(912)	$1,717,712	$(20,129)

	December 31, 2008
	Less than 12 Months		12 Months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$11,544	$(536)	$-	$-	$11,544	$(536)

Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	9,100	(3)	-	-	9,100	(3)
Government-sponsored enterprise residential mortgage-backed securities *	171,811	(1,138)	-	-	171,811	(1,138)
Private-label residential mortgage- backed securities	-	-	263,300	(40,895)	263,300	(40,895)

Total temporarily impaired	$192,455	$(1,677)	$263,300	$(40,895)	$455,755	$(42,572)

*	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

**	Consists of Ginnie Mae securities.

 114 of 183

Redemption Terms. The amortized cost and fair value of held-to-maturity securities at December 31 by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	2009		2008
	Amortized		Amortized
Year of Maturity	Cost (1)	Fair Value	Cost (1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$26,688	$26,692	$26,012	$26,050
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	7,210	6,858	5	5
Due after 10 years	3,165	3,007	12,075	11,539

Total other	37,063	36,557	38,092	37,594

Mortgage-backed securities	11,434,018	11,801,155	12,866,108	13,125,743

Total	$11,471,081	$11,837,712	$12,904,200	$13,163,337

(1)	Carrying value equals amortized cost.
The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net purchased discounts (in thousands) of $11,036 and $27,521 at December 31, 2009 and 2008.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as held-to-maturity at December 31 (in thousands):

	2009	2008
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$33,898	$34,722
Variable-rate	3,165	3,370

Total other	37,063	38,092

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	8,175,384	7,443,417
Collateralized mortgage obligations:
Fixed-rate	3,258,634	5,422,691

Total mortgage-backed securities	11,434,018	12,866,108

Total	$11,471,081	$12,904,200

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the year ended December 31, 2009, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are considered as maturities for purposes of security classification. The FHLBank realized (in thousands) $12,039 in gross gains and no gross losses on these sales during the year ended December 31, 2009. The FHLBank did not sell any securities out of its held-to-maturity portfolio during the years ended December 31, 2008 or 2007.

 115 of 183

Note 8—Other-Than-Temporary Impairment Analysis
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
For its government-sponsored enterprise residential mortgage-backed securities, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank has determined that, as of December 31, 2009, all of the gross unrealized losses on its government-sponsored enterprise mortgage-backed securities are temporary as the declines in market value of these securities are not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank does not consider any of these investments to be other-than-temporarily impaired at December 31, 2009.
Beginning with the third quarter of 2009 and continuing throughout 2009, the FHLBank assessed whether the entire amortized cost bases of the private-label residential mortgage-backed securities would be recovered by initially selecting all private-label mortgage-backed securities in an unrealized loss position for cash flow analysis. Prior to the third quarter of 2009, the FHLBank only performed a detailed cash flow analysis if an initial screening process revealed conditions (i.e., a likely credit loss) suggesting that such an analysis was required.
The FHLBank’s evaluation includes estimating projected principal cash flows that the FHLBank is likely to collect based on an assessment of available information about the applicable security on an individual basis, including the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank’s security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether the FHLBank will recover the entire amortized cost basis of the security. If this estimate results in a present value of expected principal cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred.
The FHLBank performs cash flow analyses for securities in which underlying loan collateral data is available by using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBank’s December 31, 2009 housing price forecast assumed CBSA level current-to-trough home price declines ranging from 0 percent to 15 percent over the next 9 to 15 months. Thereafter, home prices are projected to remain flat in the first six months, before increasing 0.5 percent in the next six months, 3 percent in the next year and 4 percent in each subsequent year.
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

116 of 183

As a result of the evaluation, the FHLBank believes that it will recover the entire amortized cost basis of its private-label residential mortgage-backed securities. Additionally, because the FHLBank does not intend to sell these securities nor is it more likely than not that the FHLBank will be required to sell the securities before its anticipated recovery of the remaining amortized cost basis, it did not consider the private-label residential mortgage-backed securities to be other-than-temporarily impaired at December 31, 2009.
The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at December 31, 2009 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at December 31, 2009.
Note 9—Advances
Redemption Terms. At December 31, 2009 and 2008, the FHLBank had Advances outstanding, including AHP Advances (see Note 14), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	2009		2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$5,768	0.16%	$82	0.46%

Due in 1 year or less	7,847,507	2.21	19,453,340	2.66
Due after 1 year through 2 years	3,995,206	2.60	7,027,588	3.29
Due after 2 years through 3 years	8,453,929	2.78	5,759,670	2.51
Due after 3 years through 4 years	3,594,664	1.30	8,022,345	3.36
Due after 4 years through 5 years	2,309,201	1.74	2,955,172	2.95
Thereafter	8,917,209	2.22	9,580,509	3.50

Total par value	35,123,484	2.27	52,798,706	3.00

Commitment fees	(1,098)		(1,160)
Discount on AHP Advances	(30,062)		(33,316)
Premiums	4,724		4,664
Discounts	(7,871)		(6,689)
Hedging adjustments	729,248		1,153,767

Total	$35,818,425		$53,915,972

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2009 and 2008, the FHLBank had callable Advances (in thousands) of $12,372,949 and $21,634,101.

117 of 183

The following table summarizes Advances at December 31 by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity
or Next Call Date	2009	2008

Overdrawn demand deposit accounts	$5,768	$82

Due in 1 year or less	17,458,003	32,026,608
Due after 1 year through 2 years	3,724,132	6,434,692
Due after 2 years through 3 years	6,500,929	2,276,596
Due after 3 years through 4 years	1,607,613	6,019,345
Due after 4 years through 5 years	1,089,180	968,120
Thereafter	4,737,859	5,073,263

Total par value	$35,123,484	$52,798,706

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At December 31, 2009 and 2008, the FHLBank had putable Advances outstanding totaling (in thousands) $7,037,350 and $6,981,250.
Through December 2005, the FHLBank offered convertible Advances. At December 31, 2009 and 2008, the FHLBank had convertible Advances outstanding totaling (in thousands) $2,816,000 and $3,478,700.
The following table summarizes Advances at December 31 by year of contractual maturity or next put/convert date for putable/convertible Advances (in thousands):

Year of Contractual Maturity
or Next Put/Convert Date	2009	2008

Overdrawn demand deposit accounts	$5,768	$82

Due in 1 year or less	16,204,957	28,142,090
Due after 1 year through 2 years	3,440,406	6,735,288
Due after 2 years through 3 years	4,805,929	5,153,270
Due after 3 years through 4 years	3,445,264	4,341,845
Due after 4 years through 5 years	1,865,801	2,788,772
Thereafter	5,355,359	5,637,359

Total par value	$35,123,484	$52,798,706

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

118 of 183

At December 31, 2009 and 2008, the FHLBank had rights to collateral with estimated values exceeding $152 billion and $157 billion, respectively. The estimated value of the collateral required to secure each member’s (or borrower’s) obligations is calculated by applying collateral discounts or haircuts. The FHLBank requires a member (or borrower) to execute a written security agreement and, based upon the financial condition of the member (or borrower), the type of security agreement, and other factors, the FHLBank may either:
1.	Allow the member (or borrower) to retain possession of the collateral assigned to the FHLBank, with the member (or borrower) agreeing to hold such collateral for the benefit of the FHLBank; or

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
Credit Risk. While the FHLBank has never experienced a credit loss on an Advance to a member, the expanded statutory collateral rules for CFIs provide the potential for additional credit risk for the FHLBank. To date, the FHLBank has no collateral under the expanded rules for CFIs pledged to support Advance activity. The management of the FHLBank has policies and procedures in place that it believes enable it to appropriately manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each Advance request, verifications of collateral and continuous monitoring of borrowings and the member’s financial condition. The FHLBank continues to monitor the collateral and creditworthiness of its members. Accordingly, the FHLBank has not provided any allowances for losses on Advances.
The FHLBank’s potential credit risk from Advances is concentrated in commercial banks and savings institutions. At December 31, 2009 and 2008, the FHLBank had $20 billion and $36 billion of Advances outstanding that were greater than or equal to $1 billion per borrower. These Advances were made to 6 and 8 borrowers, respectively, representing 57.5 percent and 67.9 percent of total Advances outstanding. The FHLBank held sufficient collateral to cover the Advances to these institutions, and the FHLBank does not expect to incur any credit losses on these Advances.
The following table shows Advance balances at December 31 to borrowers holding five percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

2009			2008
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$9,315	27%	U.S. Bank, N.A.	$14,856	28%
PNC Bank, N.A. (1)	4,282	12	PNC Bank, N.A. (1)	6,435	12
Fifth Third Bank	2,538	7	Fifth Third Bank	5,639	11

Total	$16,135	46%	Total	$26,930	51%

(1)	Formerly National City Bank.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at December 31 (in thousands):

	2009	2008

Par value of Advances:
Fixed-rate	$17,748,767	$24,501,522
Variable-rate	17,374,717	28,297,184

Total	$35,123,484	$52,798,706

119 of 183

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated basis adjustments related to hedging activities on those Advances and/or net of any deferrals on Advance modifications. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $11,995, $3,669 and $8,497 for the years ended December 31, 2009, 2008, and 2007.
Note 10—Mortgage Loans Held for Portfolio, Net
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

	2009	2008
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,327,321	$1,177,689
Fixed rate long-term single-family mortgages	7,952,670	7,412,329

Subtotal fixed rate single-family mortgages	9,279,991	8,590,018

Premiums	96,551	61,390
Discounts	(9,590)	(9,934)
Hedging basis adjustments	(1,200)	(9,601)

Total	$9,365,752	$8,631,873

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at December 31 (in thousands):

	2009	2008

Conventional loans	$7,745,396	$7,193,607
Government-guaranteed/insured loans	1,534,595	1,396,411

Total par value	$9,279,991	$8,590,018

The conventional mortgage loans are supported by primary and supplemental mortgage insurance and the LRA (see Note 1) in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the years ended December 31 (in thousands):

	2009	2008

Lender Risk Account at beginning of year	$48,782	$49,853
Additions	12,341	3,162
Claims	(2,532)	(531)
Scheduled distributions	(3,521)	(3,702)

Lender Risk Account at end of year	$55,070	$48,782

The FHLBank had no nonaccrual loans at December 31, 2009 and 2008.
At December 31, 2009 and 2008, the FHLBank had no mortgage loans that were considered impaired.

120 of 183

The FHLBank had experienced no credit losses on mortgage loans through December 31, 2009 and, based on an analysis as of December 31, 2009, does not believe it will have to absorb any credit losses on these mortgage loans. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The following table shows unpaid principal balances at December 31 to members and former members supplying five percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	2009		2008
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$ 3,608	39%	$ 4,709	55%
Union Savings Bank	2,726	29	1,995	23
Guardian Savings Bank FSB	751	8	544	6

Liberty Savings Bank	488	5

Total	$ 7,573	81%	$ 7,248	84%

(1)	Formerly National City Bank.
Note 11—Derivatives and Hedging Activities
Nature of Business Activity
The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the funding sources that finance these assets.
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

121 of 183

Types of Derivatives
The FHLBank’s financial management policy establishes guidelines for its use of derivatives. The FHLBank may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, calls, puts, futures, and forward contracts to manage its exposure to changes in interest rates.
An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate received by the FHLBank in its interest rate swaps is the London Interbank Offered Rate (LIBOR).
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

122 of 183

Advances – The FHLBank offers a wide array of Advance structures to meet members’ funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The FHLBank may use derivatives to adjust the repricing and/or options characteristics of Advances in order to more closely match the characteristics of the FHLBank’s funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, the FHLBank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, the FHLBank may hedge a fixed-rate Advance with an interest rate swap where the FHLBank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. These types of hedges are treated as fair-value hedges.
When issuing a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to put or extinguish the fixed-rate Advance, which the FHLBank normally would exercise when interest rates increase. The FHLBank may hedge these Advances by entering into a cancelable derivative.
Mortgage Loans – The FHLBank invests in fixed rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The FHLBank may manage the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The FHLBank issues both callable and noncallable debt and prepayment linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank is also permitted to use derivatives to match the expected prepayment characteristics of the mortgages, although to date it has not done so.
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
Investments – The FHLBank invests in certificates of deposit, bank notes, U.S. agency obligations, government-sponsored enterprise debt securities, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and, possibly, derivatives. The FHLBank may manage the prepayment and interest rate risks by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions.
Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. Based on credit analyses and collateral requirements at December 31, 2009, the management of the FHLBank does not anticipate any credit losses on its derivative agreements. See Note 19 for discussion regarding the FHLBank’s fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.
The contractual or notional amount of derivatives reflects the involvement of the FHLBank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the FHLBank, and the maximum credit exposure of the FHLBank is substantially less than the notional amount. The FHLBank requires collateral agreements on all derivatives which establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing interest rate swaps, forward rate agreements, and mandatory delivery contracts for mortgage loans that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the FHLBank. The FHLBank has not sold or repledged the collateral it received.

123 of 183

As of December 31, 2009 and 2008, the FHLBank’s maximum credit risk, as defined above, was approximately $40,668,000 and $60,317,000, respectively. These totals include $30,518,000 and $16,145,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty. The FHLBank held $31,603,000 and $43,007,000 of cash as collateral as of December 31, 2009 and 2008, for net uncollateralized balances of $9,065,000 and $17,310,000, respectively. The FHLBank held no securities as collateral as of December 31, 2009 or 2008. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.
Certain of the FHLBank’s interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating were lowered by a major credit rating agency, the FHLBank could be required to deliver additional collateral. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at December 31, 2009 was $685,061,000, for which the FHLBank had posted collateral of $457,681,000 in the normal course of business, resulting in a net balance of $227,380,000. If the FHLBank’s credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $142,038,000 of collateral (at fair value) to its derivatives counterparties at December 31, 2009. However, the FHLBank’s credit ratings have not changed during the previous 12 months.
The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. The FHLBank is not a derivatives dealer and thus does not trade derivatives for short-term profit.
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

124 of 183

The following tables summarize the fair value of the FHLBank’s derivative instruments without the effect of netting arrangements or collateral (in thousands). For purposes of this disclosure, the derivative values include accrued interest on the instruments.

	December 31, 2009
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$28,460,850	$181,621	$(824,187)

Derivatives not designated as hedging instruments:
Interest rate swaps	384,000	6,206	(8,053)
Mortgage delivery commitments	79,391	20	(817)

Total derivatives not designated as hedging instruments	463,391	6,226	(8,870)

Total derivatives before netting and collateral adjustments	$28,924,241	187,847	(833,057)

Netting adjustments		(147,179)	147,179
Cash collateral and related accrued interest		(31,603)	457,681

Total collateral and netting adjustments (1)		(178,782)	604,860

Derivative assets and derivative liabilities as reported on the Statement of Condition		$9,065	$(228,197)

	December 31, 2008
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$25,830,900	$226,043	$(1,221,004)

Derivatives not designated as hedging instruments:
Interest rate swaps	1,976,300	7,632	(13,191)
Forward rate agreements	386,000	-	(3,670)
Mortgage delivery commitments	917,435	6,282	(153)

Total derivatives not designated as hedging instruments	3,279,735	13,914	(17,014)

Total derivatives before netting and collateral adjustments	$29,110,635	239,957	(1,238,018)

Netting adjustments		(179,640)	179,640
Cash collateral and related accrued interest		(43,007)	771,902

Total collateral and netting adjustments (1)		(222,647)	951,542

Derivative assets and derivative liabilities as reported on the Statement of Condition		$17,310	$(286,476)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

125 of 183

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Year Ended
	2009	2008	2007
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$14,013	$3,897	$(12,453)

Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	2,646	(3,590)	(1,658)
Forward rate agreements	183	(2,180)	1,059
Net interest settlements	1,651	(1,308)	685

Mortgage delivery commitments	(1,082)	4,701	460

Total net gain (loss) related to derivatives not designated as hedging instruments	3,398	(2,377)	546

Net gains (losses) on derivatives and hedging activities	$17,411	$1,520	$(11,907)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Year Ended
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income (1)
2009
Hedged Item Type:
Advances	$432,257	$(424,352)	$7,905	$(505,369)
Consolidated Bonds	(69,993)	76,101	6,108	157,690

	$362,264	$(348,251)	$14,013	$(347,679)

2008
Hedged Item Type:
Advances	$(736,379)	$746,574	$10,195	$(188,642)
Consolidated Bonds	149,177	(155,475)	(6,298)	68,364

	$(587,202)	$591,099	$3,897	$(120,278)

2007
Hedged Item Type:
Advances	$(352,982)	$342,755	$(10,227)	$63,328
Consolidated Bonds	178,315	(180,541)	(2,226)	(102,641)

	$(174,667)	$162,214	$(12,453)	$(39,313)

(1)	The net interest on derivatives in fair value hedge relationships is presented in the interest income/expense line item of the respective hedged item.

126 of 183

Note 12—Deposits
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
Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are classified as interest bearing in the deposits section on the accompanying financial statements. The compensating balances held by the FHLBank averaged (in thousands) $1,417,598 and $76,117 during 2009 and 2008.
Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits during 2009 and 2008 were 0.10 percent and 1.78 percent.
Non-interest bearing deposits represent funds for which the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.
The following table details interest bearing and non-interest bearing deposits with the FHLBank at December 31 (in thousands):

	2009	2008
Interest bearing:
Demand and overnight	$1,969,815	$1,074,138
Term	80,200	94,150
Other	26,811	24,305

Total interest bearing	2,076,826	1,192,593

Non-interest bearing:
Other	7,995	868

Total non-interest bearing	7,995	868

Total deposits	$2,084,821	$1,193,461

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $80,150 and $94,050 as of December 31, 2009 and 2008.
Note 13—Consolidated Obligations
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

127 of 183

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
The par values of the 12 FHLBanks’ outstanding Consolidated Obligations were approximately $930.6 billion and $1,251.5 billion at December 31, 2009 and 2008. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.
General Terms. Consolidated Obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets, including LIBOR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate bonds and variable-rate bonds may contain features that result in complex coupon payment terms and call options. When such Consolidated Obligations are issued, the FHLBank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or of a fixed-rate bond.
These Consolidated Obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad principal repayment terms:
Indexed principal redemption Consolidated Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. At December 31, 2009 and 2008, the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the maturity of the index amortizing notes extends (contracts); and
Optional principal redemption Consolidated Bonds (callable bonds) that the FHLBank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the Consolidated Bond offerings.
Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type at December 31 (in thousands):

	2009	2008
Par value of Consolidated Bonds:
Fixed-rate	$40,087,689	$35,789,957
Variable-rate	1,000,000	6,424,400

Total par value	$41,087,689	$42,214,357

128 of 183

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at December 31 by year of contractual maturity (dollars in thousands):

	2009		2008
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$14,319,000	1.80%	$17,162,400	3.02%
Due after 1 year through 2 years	6,666,750	2.47	5,271,000	3.98
Due after 2 years through 3 years	6,048,600	3.11	5,316,750	4.03
Due after 3 years through 4 years	3,946,450	3.44	3,805,000	4.57
Due after 4 years through 5 years	2,422,500	3.78	3,090,450	4.40
Thereafter	7,477,000	4.44	7,317,000	5.15
Index amortizing notes	207,389	4.99	251,757	4.99

Total par value	41,087,689	2.87	42,214,357	3.89

Premiums	62,871		35,868
Discounts	(28,955)		(35,726)
Deferred net loss on terminated hedges	524		1,496
Hedging adjustments	100,461		176,790

Total	$41,222,590		$42,392,785

The FHLBank’s Consolidated Bonds outstanding at December 31 included (in thousands):

	2009	2008
Par value of Consolidated Bonds:
Non-callable/nonputable	$28,256,689	$30,239,957
Callable	12,831,000	11,974,400

Total par value	$41,087,689	$42,214,357

The following table summarizes Consolidated Bonds outstanding at December 31 by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	2009	2008

Due in 1 year or less	$24,630,000	$28,372,400
Due after 1 year through 2 years	6,516,750	4,786,000
Due after 2 years through 3 years	3,703,600	2,396,750
Due after 3 years through 4 years	2,336,450	2,430,000
Due after 4 years through 5 years	1,271,500	1,815,450
Thereafter	2,422,000	2,162,000
Index amortizing notes	207,389	251,757

Total par value	$41,087,689	$42,214,357

129 of 183

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

December 31, 2009	$23,186,731	$23,188,797	0.08%

December 31, 2008	$49,335,739	$49,388,776	0.79%

(1)	Represents an implied rate.
Note 14—Affordable Housing Program (AHP)
The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net earnings (income before assessments and before interest expense related to mandatorily redeemable capital stock, but after the assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues AHP expense monthly based on its net earnings. The FHLBank reduces the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 15.
If the FHLBank experienced a net loss during a quarter, but still had net earnings for the year, the FHLBank’s obligation to the AHP would be calculated based on the FHLBank’s year-to-date net earnings. If the FHLBank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to the AHP for the year, because each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, each FHLBank would be required to contribute a pro rata amount sufficient to assure that the aggregate contributions of the FHLBanks equaled $100 million. The pro ration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year.
There was no shortfall, as described above, in 2009, 2008 or 2007. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $170,627 and $178,642 at December 31, 2009 and 2008. An analysis of the AHP liability for the years ended December 31 follows (in thousands):

	2009	2008
Balance at beginning of year	$102,615	$103,374
Expense (current year additions)	30,819	27,170
Subsidy uses, net	(35,093)	(27,929)

Balance at end of year	$98,341	$102,615

130 of 183

Note 15—Resolution Funding Corporation (REFCORP)
Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 14. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.
The FHLBanks will continue to be obligated for these amounts until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time because it depends both on the future earnings of all FHLBanks and on interest rates. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank’s obligation to REFCORP would be calculated based on the FHLBank’s year-to-date GAAP net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.
Due to certain other FHLBanks overpaying their 2009 and 2008 REFCORP assessment, and as directed by the U.S. Treasury, these FHLBanks will use their respective overpayments as a credit against future REFCORP assessments (to the extent these FHLBanks have positive net income in the future) over an indefinite period of time. These overpayments of $33 million and $198 million were recorded as deferred assets by the other FHLBanks. Over time, as an FHLBank uses this credit against its future REFCORP assessments, the deferred asset will be reduced until it has been exhausted. If any amount of an FHLBank’s deferred asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that an FHLBank will be able to collect on its remaining deferred asset.
An analysis of the FHLBank’s REFCORP liability for the years ended December 31 follows (in thousands):

	2009	2008
Balance at beginning of year	$14,054	$16,539
Expense	67,005	59,084
Cash payments	(68,869)	(61,569)

Balance at end of year	$12,190	$14,054

The Finance Agency is required to extend the term of the FHLBanks’ obligation to REFCORP for each calendar quarter in which the FHLBanks’ quarterly payment falls short of $75 million.
The FHLBanks’ aggregate payments through 2009 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to April 15, 2012, effective December 31, 2009. The FHLBanks’ aggregate payments through 2009 have satisfied $2.3 million of the $75 million scheduled payment due on April 15, 2012 and all scheduled payments thereafter. This date assumes the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is satisfied.
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

131 of 183

Note 16—Capital
The FHLBank is subject to three capital requirements under its Capital Plan and the Finance Agency rules and regulations: (1) risk-based capital, (2) total capital and (3) leverage capital. First, under the risk-based capital requirement, the FHLBank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. Second, the FHLBank is required to maintain at all times a total regulatory capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Third, the FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining the FHLBank’s compliance with its regulatory requirements. At December 31, 2009 and 2008, the FHLBank was in compliance with each of these capital requirements.
The following table demonstrates the FHLBank’s compliance with the Finance Agency’s capital requirements at December 31 (dollars in thousands):

	2009		2008
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$389,380	$4,150,734	$542,630	$4,399,053
Capital-to-assets ratio	4.00%	5.81%	4.00%	4.48%
Regulatory capital	$2,855,465	$4,150,734	$3,928,243	$4,399,053
Leverage capital-to-assets ratio	5.00%	8.72%	5.00%	6.72%
Leverage capital	$3,569,332	$6,226,101	$4,910,303	$6,598,580
The FHLBank currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLBank. The membership stock requirement is based upon a percentage of the member’s total assets, currently determined within a declining range from 0.15 percent to 0.03 percent of each member’s total assets, with a current minimum of $1 thousand and a current maximum of $100 million for each member. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLBank.
Mission Asset Activity includes Advances, certain funds and rate Advance commitments, and Mortgage Purchase Program activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain an activity stock balance at least equal to the minimum activity allocation percentage, which currently is zero percent of Mission Asset Activity for the Mortgage Purchase Program and two percent of Mission Asset Activity for all other Mission Asset Activity. If a member owns more than the maximum activity allocation percentage, which currently is four percent of Mission Asset Activity, the additional stock is that member’s excess stock. The FHLBank’s unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a stock dividend, and shares subject to redemption and withdrawal notices. The FHLBank’s excess stock may normally be used by members to support a portion of their activity requirement as long as those members maintain their minimum activity stock allocation percentage.
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

132 of 183

The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership in the FHLBanks voluntary for all members. Any member that has withdrawn from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that was held as a condition of membership, unless the institution has cancelled its notice of withdrawal prior to the divestiture date. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.
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
Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. For the years ended December 31, 2009, 2008, and 2007 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $9,348, $8,192, and $9,115 were recorded as interest expense.
As of December 31, 2009 and 2008, the FHLBank had (in thousands) $675,479 and $110,909 in capital stock classified as mandatorily redeemable on its Statements of Condition. At December 31, 2009 and 2008, these balances were comprised as follows:

	2009		2008
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals (1)	18	$596,366	15	$110,679
Other redemptions	5	79,113	1	230

Total	23	$675,479	16	$110,909

(1)	Withdrawals primarily include members that attain non-member status by merger or acquisition, charter termination, or involuntary termination of membership.

133 of 183

The following table provides the related dollar amounts (in thousands) for activities recorded in mandatorily redeemable capital stock during 2009, 2008 and 2007:

	2009	2008	2007
Balance, beginning of year	$110,909	$117,624	$137,109
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	535,850	10,495	530,928
Other redemptions	454,728	23,230	10,125
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(50,163)	(22,433)	(463,143)
Other redemptions	(375,845)	(23,000)	(97,395)
Stock dividend classified as mandatorily redeemable	-	4,993	-

Balance, end of year	$675,479	$110,909	$117,624

As of December 31, 2009, there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.
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

Contractual Year of Redemption	2009	2008
Due in 1 year or less	$7,025	$335
Due after 1 year through 2 years	7,231	7,043
Due after 2 years through 3 years	48,269	7,524
Due after 3 years through 4 years	9,375	83,057
Due after 4 years through 5 years	603,579	12,950

Total	$675,479	$110,909

Excess Capital Stock. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. At December 31, 2009, the FHLBank had excess capital stock outstanding totaling more than one percent of its total assets.
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

134 of 183

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
Capital Concentration. The following table presents holdings of five percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at December 31 and includes stock held by any known affiliates that are members of the FHLBank (dollars in millions):

2009			2008
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total
U.S. Bank, N.A.	$591	16%	U.S. Bank, N.A.	$841	21%
PNC Bank, N.A. (1)	404	11	PNC Bank, N.A. (1)	404	10
Fifth Third Bank	401	11	Fifth Third Bank	394	10
The Huntington National Bank	241	6	The Huntington National Bank	241	6

			AmTrust Bank	223	5

Total	$1,637	44%	Total	$2,103	52%

(1)	Formerly National City Bank.
Note 17—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $7,049,000, $3,239,000, and $3,152,000 in 2009, 2008 and 2007. For 2009, the costs included $3,196,000 for the minimum funding contribution and administrative costs and $3,853,000 for an excess funding contribution. The Pentegra Defined Benefit Plan is a multiemployer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the

135 of 183

accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBank are not presented herein.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $743,000, $662,000, and $602,000 in the years ended December 31, 2009, 2008, and 2007.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan which restores those pension benefits that would be available under the qualified plans (both defined benefit and defined contribution features) were it not for legal limitations on such benefits. The defined contribution feature of the BEP was terminated in December 2009.
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
The FHLBank’s contributions to the defined contribution feature of the BEP used the same matching rules as the qualified defined contribution plan discussed above as well as the market related earnings. The FHLBank’s contributions for the years ended December 31, 2009, 2008, and 2007 were (in thousands):

	2009	2008	2007

Matching contributions	$124	$130	$100
Market related earnings (losses)	883	(1,059)	262

Net	$1,007	$(929)	$362

The obligations and funding status of the defined benefit feature of the FHLBank’s BEP and postretirement benefits plan as of December 31 were as follows (in thousands):

			Postretirement
			Benefits
	BEP		Plan
Change in benefit obligation(1):	2009	2008	2009	2008

Benefit obligation at beginning of year	$17,978	$16,404	$3,496	$3,126
Service cost	502	407	59	50
Interest cost	1,180	1,027	197	183
Actuarial loss (gain)	2,837	1,014	(78)	207
Benefits paid	(1,075)	(874)	(51)	(70)

Benefit obligation at end of year	21,422	17,978	3,623	3,496

Change in plan assets:
Fair value of plan assets at beginning of year	-	-	-	-
Employer contribution	1,075	874	51	70
Benefits paid	(1,075)	(874)	(51)	(70)

Fair value of plan assets at end of year	-	-	-	-

Funded status at end of year	(21,422)	(17,978)	(3,623)	(3,496)
Unrecognized net actuarial loss	7,552	5,548	193	271
Unrecognized prior service benefit	(1)	(2)	-	-

Net amount recognized in earnings	$(13,871)	$(12,432)	$(3,430)	$(3,225)

(1)	Represents projected benefit obligation and accumulated postretirement benefit obligation for the BEP and postretirement benefits plan, respectively.

136 of 183

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLBank’s defined benefit feature of the BEP and postretirement benefits plan as of December 31, 2009 and 2008 were (in thousands) $25,045 and $21,474.
Amounts recognized in accumulated other comprehensive income as of December 31, 2009 and 2008 consist of (in thousands):

			Postretirement
			Benefits
	BEP		Plan
	2009	2008	2009	2008

Net actuarial loss	$7,552	$5,548	$193	$271
Prior service benefit	(1)	(2)	-	-

	$7,551	$5,546	$193	$271

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit feature of the BEP and postretirement benefits plan for the years ended December 31 were (in thousands):

				Postretirement
				Benefits
	BEP			Plan
Net Periodic Benefit Cost	2009	2008	2007	2009	2008	2007
Service cost	$502	$407	$328	$59	$50	$47
Interest cost	1,180	1,027	930	197	183	178
Amortization of unrecognized prior service benefit	(1)	(1)	(1)	-	-	-
Amortization of unrecognized net loss	833	608	816	-	-	-

Net periodic benefit cost	2,514	2,041	2,073	256	233	225

Other Changes in Benefit Obligations
Recognized in Other Comprehensive Income
Net loss (gain)	2,837	1,014	267	(78)	207	(43)
Amortization of unrecognized net loss	(833)	(608)	(816)	-	-	-
Amortization of unrecognized prior service benefit	1	1	1	-	-	-

Total recognized in other comprehensive income	2,005	407	(548)	(78)	207	(43)

Total recognized in net periodic benefit cost and other comprehensive income	$4,519	$2,448	$1,525	$178	$440	$182

The estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are (in thousands):

		Postretirement
		Benefits
	BEP	Plan
Net actuarial loss	$902	$ -
Prior service benefit	(1)	-

Total	$901	$ -

The measurement date used to determine the current year’s benefit obligation was December 31, 2009.

137 of 183

Key assumptions and other information used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the BEP for the years ended December 31 were (dollars in thousands):

	2009	2008	2007
Discount rate	5.58%	6.21%	6.13%
Salary increases	4.50%	4.50%	4.50%
Benefits paid during the year	$1,075	$874	$906
Key assumptions and other information used for the actuarial calculations for the postretirement benefits plan for the years ended December 31 were:

	2009	2008	2007
Discount rate (to determine net periodic benefit cost)	5.75%	6.00%	6.00%
Discount rate at the end of the year (to determine benefit obligations)	6.15%	5.75%	6.00%
Health care cost trend rates:
Assumed for next year	9.00%	8.00%	8.50%
Ultimate rate	5.25%	5.25%	5.25%
Year that ultimate rate is reached	2020	2017	2017
The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $51,000 and in accumulated postretirement benefit obligation (APBO) of $627,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $40,000 and in APBO of $506,000.
The discount rates for the disclosures as of December 31, 2009 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan’s census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2009, and solving for the single discount rate that produces the same present value.
The defined benefit feature of the BEP and the postretirement benefits plan are not funded; therefore, no contributions will be made in 2010 except for the payment of benefits. Estimated future benefits payments reflecting expected future services for the years ended after December 31, 2009 were (in thousands):

		Postretirement Benefit Plan
		Gross Benefit	Estimated Medicare
Years	BEP	Payments	Retiree Drug Subsidy

2010	$1,088	$180	$21
2011	1,256	187	22
2012	1,456	196	25
2013	1,543	204	28
2014	1,945	216	29
Years 2015 - 2019	9,776	1,264	163

138 of 183

Note 18—Segment Information
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
Overall financial performance and risk management are dynamically managed primarily at the level of, and within the context of, the entire balance sheet rather than at the level of individual business segments or product lines. Also, the FHLBank hedges specific asset purchases and specific subportfolios in the context of the entire mortgage asset portfolio and the entire balance sheet. Under this holistic approach, the market risk/return profile of each business segment does not correspond, in general, to the performance that each segment would generate if it were completely managed on a separate basis, and it is not possible to accurately determine what the performance would be if the two business segments were managed on a stand-alone basis. Further, because financial and risk management is a dynamic process, the performance of a segment over a single identified period may not reflect the long-term expected or actual future trends for the segment.
The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Income from the Mortgage Purchase Program is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment’s average assets based on the total balance sheet’s average capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. AHP and REFCORP assessments are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the Mortgage Purchase Program’s market risk. All derivatives classified as mandatory delivery commitments and forward rate agreements are allocated to the Mortgage Purchase Program segment.

139 of 183

The following table sets forth the FHLBank’s financial performance by operating segment for the years ended December 31 (in thousands):

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2009
Net interest income	$276,071	$110,899	$386,970
Other income (loss)	38,466	(885)	37,581
Other expenses	50,291	8,415	58,706

Income before assessments	264,246	101,599	365,845

Affordable Housing Program	22,525	8,294	30,819
REFCORP	48,344	18,661	67,005

Total assessments	70,869	26,955	97,824

Net income	$193,377	$74,644	$268,021

Average assets	$75,054,187	$9,615,520	$84,669,707

Total assets	$61,979,463	$9,407,169	$71,386,632

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2008
Net interest income	$304,671	$59,455	$364,126
Other income	6,202	2,545	8,747
Other expenses	43,094	7,187	50,281

Income before assessments	267,779	54,813	322,592

Affordable Housing Program	22,695	4,475	27,170
REFCORP	49,016	10,068	59,084

Total assessments	71,711	14,543	86,254

Net income	$196,068	$40,270	$236,338

Average assets	$85,592,850	$8,763,730	$94,356,580

Total assets	$89,534,119	$8,671,950	$98,206,069

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2007
Net interest income	$331,428	$89,870	$421,298
Other (loss) income	(7,675)	1,551	(6,124)
Other expenses	40,313	8,337	48,650

Income before assessments	283,440	83,084	366,524

Affordable Housing Program	24,068	6,782	30,850
REFCORP	51,875	15,260	67,135

Total assessments	75,943	22,042	97,985

Net income	$207,497	$61,042	$268,539

Average assets	$74,225,302	$10,067,217	$84,292,519

Total assets	$78,046,267	$9,289,195	$87,335,462

140 of 183

Note 19—Fair Value
The FHLBank records trading securities, available-for-sale securities, derivative assets and derivative liabilities at fair value on the Statements of Condition. Fair value is a market-based measurement and is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In order to determine whether a transaction price represents the fair value (or exit price) of an asset or liability, the FHLBank must determine the unit of account, highest and best use, principal or most advantageous market for the asset or liability, and the market participants with whom the transaction would take place. These determinations allow the FHLBank to define the inputs for fair value. In general, the transaction price will equal the exit price and, therefore, represent the fair value of the asset or liability at initial recognition.
Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on Advances and Consolidated Bonds at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. The FHLBank did not elect the fair value option for any financial assets or financial liabilities during the year ended December 31, 2009.
Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is.
Outlined below is the application of the fair value hierarchy to the FHLBank’s financial assets and financial liabilities that were carried at fair value at December 31, 2009.
Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market is a market in which the transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
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

141 of 183

Fair Value on a Recurring Basis. The following table presents for each hierarchy level, the FHLBank’s assets and liabilities that were measured at fair value on its Statements of Condition at December 31 (in thousands):

	Fair Value Measurements at December 31, 2009 Using:
				Netting
	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities:
Non mortgage-backed securities government-sponsored enterprise debt	$-	$3,799,336	$-	$-	$3,799,336
Other U.S. obligation residential mortgage-backed securities	-	2,677	-	-	2,677
Available-for-sale securities:
Certificates of deposit	-	6,669,636	-	-	6,669,636
Derivative assets	-	187,847	-	(178,782)	9,065

Total assets at fair value	$-	$10,659,496	$-	$(178,782)	$10,480,714

Liabilities
Derivative liabilities	$-	$(833,057)	$-	$604,860	$(228,197)

Total liabilities at fair value	$-	$(833,057)	$-	$604,860	$(228,197)

	Fair Value Measurements at December 31, 2008 Using:
				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$-	$2,985	$-	$-	$2,985
Available-for-sale securities:
Certificates of deposit and bank notes	-	2,511,630	-	-	2,511,630
Derivative assets	-	239,957	-	(222,647)	17,310

Total assets at fair value	$-	$2,754,572	$-	$(222,647)	$2,531,925

Liabilities
Derivative liabilities	$-	$(1,238,018)	$-	$951,542	$(286,476)

Total liabilities at fair value	$-	$(1,238,018)	$-	$951,542	$(286,476)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.
For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of a level at fair value in the quarter in which the changes occur.

142 of 183

Fair Values. The fair value amounts have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These amounts are based on pertinent information available to the FHLBank as of December 31, 2009 and 2008. The fair values reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
Cash and due from banks: The fair value approximates the recorded book balance.
Interest-bearing deposits: The fair value is determined based on each security’s quoted prices, excluding accrued interest, as of the last business day of the period.
Securities purchased under agreements to resell: The fair value approximates the recorded book balance.
Federal funds sold: The fair value of overnight Federal funds approximates the recorded book balance. The fair value of term Federal funds is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms, as approximated by adding an estimated current spread to the LIBOR swap curve for Federal funds with similar terms. The fair value excludes accrued interest.
Trading securities: The FHLBank’s trading portfolio consists of discount notes issued by Freddie Mac and/or Fannie Mae and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities. The fair value of each discount note is determined using indicative fair values derived from a discounted cash flow methodology using market-observed inputs for the interest rate environment. For mortgage-backed securities, the FHLBank requests prices from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median price as defined by the FHLBank’s methodology. The methodology also incorporates variance thresholds to assist in identifying prices that may require further review. In certain limited instances (i.e., prices remain outside of variance thresholds or there is no price available from the third-party services), the FHLBank could obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. The third-party vendors use price indications, which generally utilize processes that could include, but are not limited to, the following market observable components: trader inputs, calculated inputs, matrix development, and evaluation models. The third-party vendors derive the fair value from an option-adjusted spread or discounted cash flow methodology.
Available-for-sale securities: The FHLBank’s available-for-sale portfolio consists of certificates of deposit. Quoted market prices in active markets are not available for these securities. Therefore, the fair value of each security is determined using indicative fair values derived from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.
The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a comparison of fair values received from multiple third-party sources.
Held-to-maturity securities: The fair value for each individual mortgage-backed security and collateralized mortgage obligation is obtained utilizing the same methodology noted above for mortgage-backed securities held in the FHLBank’s trading portfolio. The fair value excludes accrued interest. The fair value for taxable municipal bonds is determined based on each security’s indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.
Advances: The FHLBank determines the fair values of Advances by calculating the present value of expected future cash flows from the Advances excluding accrued interest. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR swap curve or by using current indicative market yields, as indicated by the FHLBank’s pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLBank’s rates on Consolidated Obligations. In accordance with Finance Agency Regulations, Advances with a maturity and repricing period greater

143 of 183

than six months require a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the Advances. Therefore, the fair value of Advances does not assume prepayment risk.
For swapped option-based Advances, the fair value is determined (independently of the related derivative) by the discounted cash flow methodology based on the LIBOR swap curve and forward rates at year end adjusted for the estimated current spread on new swapped Advances to the swap curve. For swapped Advances with a conversion option, the conversion option is valued by taking into account the LIBOR swap curve and forward rates at year end and the market’s expectations of future interest rate volatility implied from current market prices of similar options.
Mortgage loans held for portfolio, net: The fair values of mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank’s Mortgage Purchase Program pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank’s Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:
▪	the Mortgage Purchase Program’s credit enhancements;

▪	marketing adjustments that reflect the FHLBank’s cooperative business model, and preferences for particular kinds of loans and mortgage note rates.
These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.
Accrued interest receivable and payable: The fair value approximates the recorded book value.
Derivative assets/liabilities: The FHLBank’s derivative assets/liabilities consist of interest rate swaps, to-be-announced mortgage-backed securities and mortgage delivery commitments. The FHLBank’s interest rate swaps are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate swap using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate swaps, including the period to maturity, and estimate fair value based on the LIBOR swap curve and forward rates at period end and, for agreements containing options, on market-based expectations of future interest rate volatility implied from current market prices for similar options. The fair value uses the standard valuation technique of discounted cash flow analysis.
The FHLBank performs several validation steps to verify the reasonableness of the fair value output generated by the primary market value model. In addition to an annual model validation, the FHLBank prepares a monthly reconciliation of the model’s fair values to estimates of fair values provided by the derivative counterparties and to another third-party model. The FHLBank believes these processes provide a reasonable basis for it to place continued reliance on the derivative fair values generated by the primary model.
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

144 of 183

The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at December 31, 2009.
Deposits: The FHLBank determines the fair values of FHLBank deposits with fixed rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.
Consolidated Obligations: The FHLBank determines the fair values of Discount Notes by calculating the present value of expected future cash flows from the Discount Notes excluding accrued interest. The discount rates used in these calculations are current replacement rates for Discount Notes with similar current terms, as approximated by adding an estimated current spread to the LIBOR swap curve. Each month’s cash flow is discounted at that month’s replacement rate.
The FHLBank determines the fair values of non-callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. The discount rates used in these calculations are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.
The FHLBank determines the fair values of callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of expected future cash flows from the bonds excluding accrued interest. The fair values are determined by the discounted cash flow methodology based on the LIBOR swap curve and forward rates adjusted for the estimated spread on new callable bonds to the swap curve and based on the market’s expectations of future interest rate volatility implied from current market prices of similar options.
Adjustments may be necessary to reflect the 12 FHLBanks’ credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability of Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the year ended December 31, 2009.
Mandatorily redeemable capital stock: The fair value of capital subject to mandatory redemption is par value for the dates presented as indicated by member contemporaneous purchases and sales at par value. FHLBank stock can only be acquired by members at par value and redeemed at par value. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.
Commitments: The fair values of the FHLBank’s commitments to extend credit are determined using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of Standby Letters of Credit are based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair values of standby bond purchase agreements are based on the present value of the estimated fees taking into account the remaining terms of the agreements.
Subjectivity of estimates. Estimates of the fair values of Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speeds, interest rate volatility, distributions of future interest rates used to value options, and discount rates that appropriately reflect market and credit risks. The judgments also include the parameters, methods, and assumptions used in models to value the options. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

145 of 183

The carrying values and fair values of the FHLBank’s financial instruments as of December 31, 2009 and 2008 were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	December 31, 2009		December 31, 2008
	Carrying		Carrying
Financial Instruments	Value	Fair Value	Value	Fair Value

Assets:
Cash and due from banks	$1,807,343	$1,807,343	$2,867	$2,867
Interest-bearing deposits	126	126	19,906,234	19,906,234
Securities purchased under resale agreements	100,000	100,000	-	-
Federal funds sold	2,150,000	2,150,000	-	-
Trading securities	3,802,013	3,802,013	2,985	2,985
Available-for-sale securities	6,669,636	6,669,636	2,511,630	2,511,630
Held-to-maturity securities	11,471,081	11,837,712	12,904,200	13,163,337
Advances	35,818,425	35,977,680	53,915,972	54,150,919
Mortgage loans held for portfolio, net	9,365,752	9,617,913	8,631,873	8,888,577
Accrued interest receivable	151,690	151,690	275,560	275,560
Derivative assets	9,065	9,065	17,310	17,310

Liabilities:
Deposits	(2,084,821)	(2,084,975)	(1,193,461)	(1,193,818)
Consolidated Obligations:
Discount Notes	(23,186,731)	(23,187,365)	(49,335,739)	(49,383,752)
Bonds	(41,222,590)	(41,836,797)	(42,392,785)	(43,298,966)
Mandatorily redeemable capital stock	(675,479)	(675,479)	(110,909)	(110,909)
Accrued interest payable	(309,007)	(309,007)	(394,346)	(394,346)
Derivative liabilities	(228,197)	(228,197)	(286,476)	(286,476)

Other:
Commitments to extend credit for Advances	-	-	-	284
Standby bond purchase agreements	-	1,947	-	2,155

146 of 183

Note 20—Commitments and Contingencies
As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency Regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2009, and through the filing date of this report, the FHLBank does not believe that it is probable that it will be asked to do so.
The FHLBank determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks’ Consolidated Obligations at December 31, 2009 or 2008. The joint and several obligations are mandated by Finance Agency Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. The par values of the FHLBanks’ outstanding Consolidated Obligations for which the FHLBank is jointly and severally liable were approximately $930.6 billion and $1,251.5 billion at December 31, 2009 and 2008.
During the third quarter of 2008, the FHLBank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by HERA. The GSECF was designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under the GSECF would have been considered Consolidated Obligations with the same joint and several liability as all other Consolidated Obligations. The terms of any borrowings would have been agreed to at the time of issuance. Loans under the Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consisted of FHLBank Advances to members that had been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The FHLBank was required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral updated on a weekly basis. The amount of collateral was subject to an increase or a decrease (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. The GSECF expired on December 31, 2009. No FHLBank drew on this available source of liquidity prior to expiration.
Commitments that legally bind the FHLBank for additional Advances totaled approximately (in thousands) $4,541 at December 31, 2008. There were no such commitments outstanding at December 31, 2009. Commitments generally are for periods up to 12 months. Standby Letters of Credit are executed for members for a fee. A Standby Letter of Credit is a short-term financing arrangement between the FHLBank and its member. If the FHLBank is required to make payment for a beneficiary’s draw, the payment amount is converted into a collateralized Advance to the member. Outstanding Standby Letters of Credit at December 31 were as follows:

	2009	2008
Outstanding Notional (in thousands)	$4,414,743	$7,916,613
Original Terms	16 days to 18 years	15 days to 18 years
Final Expiration Year	2024	2024
Unearned fees for transactions prior to 2003 as well as the value of the guarantees related to Standby Letters of Credit entered into after 2002 are recorded in other liabilities and amounted to (in thousands) $2,336 and $3,104 at December 31, 2009 and 2008. Based on credit analyses performed by the FHLBank’s management as well as collateral requirements, the FHLBank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 9).
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

147 of 183

The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority’s bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank have expiration periods up to five years, currently no later than 2013, although some are renewable at the option of the FHLBank. Total commitments for standby bond purchases were $412.0 million and $413.1 million at December 31, 2009 and 2008. During 2009, the FHLBank was not required to purchase any bonds under these agreements. During 2008, the FHLBank was required to purchase $28.8 million of principal investments in the bonds of the Ohio Housing Finance Agency, none of which were still held at December 31, 2008.
Commitments that unconditionally obligate the FHLBank to purchase mortgage loans totaled $79.4 million and $917.4 million at December 31, 2009 and 2008. Commitments are generally for periods not to exceed 90 days. Such commitments are recorded as derivatives at their fair values.
The FHLBank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral pledge (collateral) agreements. As of December 31, 2009 and 2008, the FHLBank had no securities pledged as collateral to broker-dealers.
The FHLBank was committed to issue $550.0 million (par value) in Consolidated Bonds, $525.0 million of which were hedged with associated interest rate swaps, and $101.2 million (par value) of Discount Notes that had traded but not settled at December 31, 2009.
The FHLBank charged to operating expenses net rental and related costs of approximately $2,035,000, $1,913,000, and $1,865,000 for the years ending December 31, 2009, 2008, and 2007. Future minimum rentals at December 31, 2009 were as follows (in thousands):

Year	Premises	Equipment	Total

2010	$927	$108	$1,035
2011	870	105	975
2012	889	105	994
2013	904	92	996
2014	678	-	678
Thereafter	-	-	-

Total	$4,268	$410	$4,678

Lease agreements for FHLBank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBank.
The FHLBank is subject to legal proceedings arising in the normal course of business. In particular, in early March 2010, the FHLBank was advised by representatives of the Lehman bankruptcy estate that they believe the bankruptcy estate is entitled to the $43 million difference between the market value fee the FHLBank paid Lehman in connection with the automatic termination of interest rate swap transactions resulting from Lehman Brothers Holding, Inc. bankruptcy filing in 2008 and the market value fee the FHLBank received when replacing these swaps with new swaps transacted with other counterparties. The FHLBank believes that its obligations to Lehman were fully satisfied in September 2008 and intends to vigorously dispute any claim for additional amounts. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank’s financial condition or results of operations.
Notes 1, 9, 11, 12, 13, 14, 15, 16, and 17 discuss other commitments and contingencies.

148 of 183

Note 21—Transactions with Other FHLBanks
The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2009, 2008, or 2007. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. There were no such investments outstanding at December 31, 2009, 2008, 2007. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the years ended December 31 (in thousands).

	Average Daily Balances
	2009	2008	2007

Loans to other FHLBanks	$19,033	$17,634	$7,112

Borrowings from other FHLBanks	1,370	-	-

Investments in other FHLBanks	6,800	-	-
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There are no formal arrangements governing the transfer of Consolidated Obligations between the FHLBanks, and these transfers are not investments of one FHLBank in another FHLBank. Transferring debt at current market rates enables the FHLBank System to satisfy the debt issuance needs of individual FHLBanks without incurring the additional selling expenses (concession fees) associated with new debt. It also provides the transferring FHLBanks with outlets for extinguishing debt structures no longer required for their balance sheet management strategies.
There were no Consolidated Obligations transferred to the FHLBank during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, the par amount of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $280,000 and $120,000, respectively. During the year ended December 31, 2008, the FHLBank of Dallas and the FHLBank of Chicago transferred par amounts of (in thousands) $150,000 and $130,000, respectively. All such transfers during the year ended December 31, 2007 were from the FHLBank of Dallas. The net premiums (discounts) associated with these transactions were (in thousands) $6,860 and $(142) in 2008 and 2007, respectively. The FHLBank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 13). The FHLBank did not transfer any Consolidated Obligations to other FHLBanks in 2009, 2008, or 2007.
Note 22—Transactions with Stockholders
As a cooperative, the FHLBank’s capital stock is owned by its members, by former members that retain the stock as provided in the FHLBank’s Capital Plan and by non-member institutions that have acquired members and must retain the stock to support Advances or other activities with the FHLBank. All Advances are issued to members and all mortgage loans held for portfolio are purchased from members. The FHLBank also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLBank may enter into interest rate swaps with its stockholders. The FHLBank may not invest in any equity securities issued by its stockholders and it has not purchased any mortgage-backed securities securitized by, or other direct long-term investments in, its stockholders.
For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorships, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorships, the FHLBank’s Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to statutory limitation, for each

 149 of 183

applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitations, no member owned more than 10 percent of the voting interests of the FHLBank at December 31, 2009 and 2008.
All transactions with stockholders are entered into in the ordinary course of business. Finance Agency Regulations require the FHLBank to offer the same pricing for Advances and other services to all members regardless of asset or transaction size, charter type, or geographic location. However, the FHLBank may, in pricing its Advances, distinguish among members based upon its assessment of the credit and other risks to the FHLBank of lending to any particular member, or other reasonable criteria that may be applied equally to all members. The FHLBank’s policies and procedures require that such standards and criteria be applied consistently and without discrimination to all members applying for Advances.
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

	2009		2008
	Balance	% of Total (1)	Balance	% of Total(1)
Advances	$1,146	3.3%	$734	1.4%
Mortgage Purchase Program	113	1.2	29	0.3
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	179	4.8	61	1.5
Derivatives	-	-	-	-

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

 150 of 183

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and includes any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2009	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$591	16%	$9,315	$94
PNC Bank, N.A. (1)	404	11	4,282	3,608
Fifth Third Bank	401	11	2,538	12
The Huntington National Bank	241	6	170	322

Total	$1,637	44%	$16,305	$4,036

(1)	Formerly National City Bank.

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2008	Balance	% of Total	Principal	Principal Balance

U. S. Bank, N.A.	$841	21%	$14,856	$116
PNC Bank, N.A. (1)	404	10	6,435	4,709
Fifth Third Bank	394	10	5,639	15
The Huntington National Bank	241	6	2,590	310
AmTrust Bank	223	5	2,338	-

Total	$2,103	52%	$31,858	$5,150

(1)	Formerly National City Bank.
Non-member Affiliates. The FHLBank has a relationship with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members’ bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the years ended December 31, 2009, 2008, or 2007. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $10,375,000, $12,075,000, and $13,140,000 as of December 31, 2009, 2008, and 2007, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of December 31, 2009 or 2008. The FHLBank did not have any investments in or borrowings extended to any other non-member affiliates during the years ended December 31, 2009, 2008, or 2007.
SUPPLEMENTAL FINANCIAL DATA
Supplemental financial data required is set forth in the “Other Financial Information” caption at Part II, Item 7. of this filing.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.

 151 of 183

Item 9A.	Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of December 31, 2009, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2009, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
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
The FHLBank’s management assessed the effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the FHLBank determined that, as of December 31, 2009, the FHLBank’s internal control over financial reporting was effective based on those criteria.
The FHLBank’s registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report expressing an unqualified opinion on internal control over financial reporting as of December 31, 2009. This report is included in “Item 8. Financial Statements and Supplementary Data.”
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in the FHLBank’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

 152 of 183

Item 9B.	Other Information.
AMENDMENT TO BYLAWS
On March 18, 2010, in accordance with Finance Agency Regulation, the Board of Directors amended Article IV, Section 1 of the Bylaws of the FHLBank to include the procedures that are followed in the nomination and election of the FHLBank’s independent directors.
DIRECTORSHIP ELECTIONS
In 2009, the FHLBank conducted its regular election of directors to fill member directorships in Kentucky and Ohio. There were no directorships up for election in Tennessee. The FHLBank also conducted an election to fill independent directorships.
Member Directorship Election
In Kentucky, five individuals were nominated for the two open seats that were held by B. Proctor Caudill, Jr. and Billie W. Wade whose terms expired on December 31, 2009. All five of the nominees accepted the nomination to run for the two open seats. One hundred and forty nine members participated in the Kentucky election. The election results are provided below:

Name	Votes Received
B. Proctor Caudill, Jr.	583,560
Billie W. Wade	466,609
Claude E. Bentley	209,084
Linda D. Blanchard	101,157
William W. James	93,731
In Ohio, three individuals were nominated for the open seat that was held by William J. Small whose term expired on December 31, 2009. All three of the nominees accepted the nomination to run for the open seat. One hundred and eighty one members participated in the Ohio election. The election results are provided below:

Name	Votes Received
William J. Small	1,639,680
A. Barry Parmiter	659,699
Mark A. Klein	254,843
The Kentucky and Ohio election results were ratified by the Board of Directors at its November 19, 2009 meeting. As a result, the following individuals will serve four-year terms that began January 1, 2010 and expire December 31, 2013.

B. Proctor Caudill, Jr.	Billie W. Wade	William J. Small
Director	Chief Executive Officer	Chairman
Kentucky Bank	Citizens Union Bank	First Federal Bank of the Midwest
Paris, Kentucky	Shelbyville, Kentucky	Defiance, Ohio
The terms of the following member directors continue in 2010:
Robert E. Brosky
William Y. Carroll
James R. DeRoberts
Mark N. DuHamel
Stephen D. Hailer
Michael R. Melvin
R. Stan Puckett

 153 of 183

Independent Directorship Election
The FHLBank has seven independent directorships of which two are designated by the Board as public interest directors. The terms of both public interest directors, Grady P. Appleton and Donald R. Ball, expired on December 31, 2009. Mr. Appleton requested to be considered as a nominee for election to the Board in 2010 but Mr. Ball did not.
In order to focus more on the financial expertise attributes of the Board, we requested and were granted permission by the Finance Agency to redesignate the independent directorship of Alvin J. Nance, who also possesses public interest director qualifications, as a public interest directorship. As a result of this redesignation, we conducted two separate elections – one for a public interest director and one for an independent director. The Board nominated Mr. Appleton to run for the public interest director seat and Dr. Donald J. Mullineaux to run for the independent director seat. Three hundred and forty nine members participated in the elections of these two nominees. The election results are provided below:

Name	Votes Received
Donald J. Mullineaux	3,336,413
Grady P. Appleton	3,224,347
The independent director election results were ratified by the Board of Directors on December 23, 2009. The Finance Agency has prescribed the terms of Mr. Appleton and Dr. Mullineaux. Mr. Appleton will serve a four-year term that began January 1, 2010 and expires December 31, 2013. Dr. Mullineaux will serve a two-year term that began January 1, 2010 and expires December 31, 2011.
The terms of the following independent directors continue in 2010:
Leslie D. Dunn
Charles J. Koch
Alvin J. Nance
Charles J. Ruma
Carl F. Wick

 154 of 183

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
NOMINATION AND ELECTION OF DIRECTORS
We currently are authorized to have a total of seventeen directors. The Board is comprised of ten member directors and seven independent directors of which at least two must be designated as public interest directors. All directors are now elected by our members.
The Finance Agency has issued regulations that govern the election process and also designate annually the total number of directorships and the number of member directorships for each state in the District.
For both member and independent directorship elections, a member institution may cast one vote per position up for election for each share of stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year. However, the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of FHLBank stock that were required to be held by all members located in its state. The election process is conducted by mail. Our Board of Directors does not solicit proxies nor is any member institution permitted to solicit proxies in an election.
DIRECTORS
The following table sets forth certain information (ages as of March 1, 2010) regarding each of our current directors.

			Expiration of	Independent or
Name	Age	Director Since	Term as Director	Member (State)

Grady P. Appleton	62	2007	12/31/13	Independent (OH)
Robert E. Brosky	66	2003	12/31/12	Member (OH)
William Y. Carroll	70	2002	12/31/10	Member (TN)
B. Proctor Caudill, Jr., Vice Chair	60	2004	12/31/13	Member (KY)
James R. DeRoberts	53	2008	12/31/10	Member (OH)
Mark N. DuHamel	52	2009	12/31/11	Member (OH)
Leslie D. Dunn	64	2007	12/31/12	Independent (OH)
Stephen D. Hailer	59	(1993-1998) 2002	12/31/12	Member (OH)
Charles J. Koch	63	2008 (1)	12/31/10	Independent (OH)
Michael R. Melvin	65	(1995-2001) 2006	12/31/11	Member (OH)
Donald J. Mullineaux	64	2010	12/31/11	Independent (KY)
Alvin J. Nance	52	2009	12/31/12	Independent (TN)
R. Stan Puckett	53	2005	12/31/10	Member (TN)
Charles J. Ruma	68	(2002-2004) 2007	12/31/11	Independent (OH)
William J. Small	59	2007	12/31/13	Member (OH)
Billie W. Wade	60	2007	12/31/13	Member (KY)
Carl F. Wick, Chair	70	2003	12/31/10	Independent (OH)

(1)	Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.
Member Directors
Finance Agency regulations also govern the eligibility requirements for our member directors. Each member director, and each nominee to a member directorship, must be a U.S. citizen and an officer or director of a member that: is located in the voting state to be represented by the member directorship, was a member of the FHLBank as of the record date, and meets all minimum capital requirements established by its appropriate Federal banking agency or appropriate state regulator.

 155 of 183

Each member director is nominated and elected by our members through an annual voting process administered by us. Any member that is entitled to vote in the election may nominate an eligible individual to fill each available member directorship for its voting state, and all eligible nominees must be presented to the membership in the voting state. In accordance with Finance Agency regulations, except when acting in a personal capacity, no director, officer, attorney, employee or agent of the FHLBank may communicate in any manner that he or she directly or indirectly, supports or opposes the nomination or election of a particular individual for a member directorship or take any other action to influence the voting with respect to a particular individual.
Mr. Brosky was President and Chief Executive Officer of First Federal Savings and Loan Association of Lorain, Lorain, Ohio, from 1984 to January 2008 and has served as Chairman of its Board of Directors since December 1999.
Mr. Carroll is Chairman of the Board and Director of Business Development of SmartBank, a state chartered bank in Pigeon Forge, Tennessee, that opened in January 2007. He previously served as President and Chief Executive Officer of Citizens National Bank, Sevierville, Tennessee, from 1982 until 1999 and as Citizen National Bank’s Chairman and Chief Executive Officer from 1999 until his retirement in November 2005. Mr. Carroll also is a director of Carter County Bank, Elizabethton, Tennessee.
Mr. Caudill has been involved in banking for over 40 years. He served as President and Chief Executive Officer of Peoples Bank, Morehead and Sandy Hook, Kentucky, from 1981 until July 2006. Since August 2006, Mr. Caudill has served as a director of Kentucky Bancshares, Inc. and its subsidiary, Kentucky Bank, of Paris, Kentucky.
Mr. DeRoberts is a founding director of The Arlington Bank, headquartered in Upper Arlington, Ohio, and has served the bank as its Chairman since 1999. In addition, from June 1978 to April 2006, Mr. DeRoberts was associated with Dick DeRoberts & Company, Inc., an independent insurance agency headquartered in Columbus, Ohio. He served as President beginning in 1995. In April 2006, Dick DeRoberts & Company merged with Gardiner Allen Insurance Associates to form Gardiner Allen DeRoberts Insurance LLC where Mr. DeRoberts serves as a partner.
Mr. DuHamel has been a director and the Executive Vice President of FirstMerit Bank, NA, Akron, Ohio, since February 2005. Previously, he had been a Senior Vice President of FirstMerit Bank, NA since 1996.
Mr. Hailer has been a director and President and Chief Executive Officer of North Akron Savings Bank, Akron, Ohio, since 1991.
Mr. Melvin has been President and a director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.
Mr. Puckett has been Chairman and Chief Executive Officer of Green Bankshares, Inc., a community bank holding company, and its subsidiary, GreenBank, of Greeneville, Tennessee, since February 2001. Previously, he had been President and Chief Executive Officer of Green Bankshares since 1990 and President and Chief Executive Officer of GreenBank since 1989.
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
Independent Directors
The Finance Agency has also issued regulations that govern the eligibility requirements of our independent directors. Each independent director, and each nominee to an independent directorship, must be a U.S. citizen and bona fide resident of our District. At least two of our independent directors must be designated by our Board as public interest directors. Public interest independent directors must have more than four years experience representing consumer or community interest in banking services, credit needs, housing, or consumer financial protections. All other independent

 156 of 183

directors must have knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; and the law. Our Board of Directors nominates candidates for independent directorships. Directors, officers, employees, attorneys, or agents of the FHLBank are permitted to support directly or indirectly the nomination or election of a particular individual for an independent directorship.
Mr. Appleton has served as Executive Director of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, for 27 years. The EANDC’s mission is to develop East Akron and other communities through housing and economic development activities, such as affordable housing programs and programs to support home ownership. Mr. Appleton’s years of experience with EANDC bring insight to the Board that contributes to the FHLBank’s corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton was a member of the FHLBank’s Advisory Council from 1997 until 2006.
Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corporation, a New York Stock Exchange listed retailer now owned by Luxottica Group S.p.A., from September 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones, Day law firm. She currently is engaged in private investing and serves in leadership positions with a number of civic and philanthropic organizations. Ms. Dunn’s experience as a senior officer of a publicly held company and as a law firm partner representing numerous publicly held companies bring perspective to the Board regarding the FHLBank’s status as an SEC registrant, corporate governance matters, and the Board’s responsibility to oversee the FHLBank’s operations.
Mr. Koch is the retired Chairman of the Board and Chief Executive Officer of Charter One Bank, N.A., Cleveland, Ohio. Mr. Koch served as Charter One’s Chief Executive Officer from 1987 to 2004, and as its Chairman of the Board from 1995 to 2004, when the bank was sold to Royal Bank of Scotland. Mr. Koch was a director of the Royal Bank of Scotland from 2004 until February 2009. He is currently a director of Assurant Inc. and Home Properties, Inc. Mr. Koch’s prior leadership positions within the banking industry and various board positions held contribute skills important to the Board’s responsibility for approving a strategic business plan that supports the FHLBank’s mission and corporate objectives.
Dr. Mullineaux, who joined the Board on January 1, 2010, has held the duPont Endowed Chair in Banking and Financial Services in the Gatton College of Business and Economics at the University of Kentucky since 1984. Previously, he was on the staff of the Federal Reserve Bank of Philadelphia, where he served as Senior Vice President and Director of Research from 1979 until 1984. He also served as a director of Farmers Capital Bank Corporation from 2005 until 2009. He has published numerous articles and lectured on a variety of banking topics, including risk management, financial markets and economics. Dr. Mullineaux brings knowledge and experience to the Board in areas vital to the operation of financial institutions in today’s economy.
Mr. Nance has been Executive Director and the Chief Executive Officer of Knoxville’s Community Development Corporation (KCDC) Knoxville, Tennessee since 2000. The KCDC strives to improve Knoxville’s neighborhoods and communities, including through providing quality affordable housing. Mr. Nance also serves as Vice Chairman of the Tennessee Housing Development Agency, the state’s housing finance agency, which promotes the production of more affordable new housing units for very low, low and moderate income individuals and families in the state. Mr. Nance’s depth of experience with these organizations brings insight to the Board that contributes to the FHLBank’s corporate objective of maximizing the effectiveness of its contributions to Housing and Community Investment programs.
Mr. Ruma has been President and Chief Executive Officer of Virginia Homes Ltd., a Columbus, Ohio area homebuilder, since 1975. He served on the board of the Ohio Housing Finance Agency (OHFA), the state’s housing agency, from 2004 to 2009. OHFA helps Ohio’s first-time homebuyers, renters, senior citizens, and others find quality, affordable housing that meets their needs. OHFA’s programs also support developers and property managers of affordable housing throughout the state. Mr. Ruma’s years of experience in the home building industry and with the OHFA bring insight to the Board that contributes to the FHLBank’s mission and corporate objectives.
Mr. Wick was employed by NCR Corporation (one of the two largest manufacturers and suppliers of computer banking systems in the world at the time) from 1966 to 1994, when he retired. He continued with NCR into 1997 on a contractual basis. Mr. Wick’s work at NCR over the years included training and support for many NCR computer banking system installations; management of NCR customer support and education centers, including its central location in the U.S. for

 157 of 183

customer banking systems training; and serving as a director in NCR’s R&D division where he was responsible for NCR’s worldwide engineering human resources function. He’s currently the owner of Wick and Associates, a business consulting firm. He also served as a member of the Ohio Board of Education for 8 1/2 years chairing several key policy committees and serving as a member of the executive committee. He retired from the State Board in 2009. Mr. Wick’s qualifications and insight provide valuable skills to the Board, particularly in the important areas of technology, personnel matters and organizational development.
EXECUTIVE OFFICERS
The following table sets forth certain information (ages as of March 1, 2010) regarding our executive officers.

			Employee of
Name	Age	Position	the FHLBank Since

David H. Hehman	61	President and Chief Executive Officer	1977
Andrew S. Howell	48	Executive Vice President and Chief Operating Officer	1989
Donald R. Able	49	Senior Vice President-Controller; Principal Financial Officer	1981
Thomas J. Ciresi	56	Senior Vice President-Member Services	1981
Carole L. Cossé	62	Senior Vice President and Chief Financial Officer	1979
R. Kyle Lawler	52	Senior Vice President-Credit Services	2000
Robin C. McNulty	61	Senior Vice President-Mortgage Purchase Program	2005
Stephen J. Sponaugle	47	Senior Vice President and Chief Risk Officer	1992
Except as described below, all of the executive officers named above have held their current positions for at least the past five years.
Mr. Howell became Executive Vice President and Chief Operating Officer in January 2008. Prior to that, he had served as the FHLBank’s Executive Vice President-Mission Asset Activity since January 2007 and as the FHLBank’s Senior Vice President-Credit Services from 2000 to 2007.
Mr. Able became Principal Financial Officer in January 2007. He also has been Senior Vice President-Controller since March 2006. Previously, he had served as the FHLBank’s Vice President, Accounting since January 2001.
Mr. Ciresi became the Senior Vice President-Member Services in March 2010. Prior to that, he had served as the FHLBank’s Vice President of Marketing since 1990.
Mrs. Cossé became Senior Vice President and Chief Financial Officer in January 2007. Prior to that, she had served as the FHLBank’s Senior Vice President-Treasurer since 1998.
Mr. Lawler became the Senior Vice President-Credit Services in May 2007. Prior to that, he had served as the FHLBank’s Senior Vice President-Mortgage Purchase Program since June 2000.
Mr. McNulty became the Senior Vice President-Mortgage Purchase Program in January 2010. Prior to that, he had served as the FHLBank’s Vice President-Mortgage Purchase Program since December 2005 and as Chief Operating Officer of Cincinnati Development Fund, a non-profit community development financial institution, from April 2003 to December 2005.
Mr. Sponaugle became the Senior Vice President and Chief Risk Officer in January 2007. Prior to that, he had served as the FHLBank’s Vice President-Financial Analysis since January 2001.
All officers are appointed annually by our Board of Directors.

 158 of 183

AUDIT COMMITTEE FINANCIAL EXPERT
The Board of Directors has determined (1) that each of Mr. Billie W. Wade, Chairman of the Audit Committee, and Committee member Mr. Mark N. DuHamel have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Mr. Wade has extensive auditing experience in the financial industry and was a partner in a public accounting firm. Mr. DuHamel’s experience has principally been in the accounting, finance and treasury disciplines within the financial industry, and has included managing various accounting functions. For additional information regarding the independence of the directors of the FHLBank, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
CODES OF ETHICS
The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer and the principal financial officer, as well as all other executive officers. This policy serves to promote honest and ethical conduct, full, fair and accurate disclosure in the FHLBank’s reports to regulatory authorities and other public communications, and compliance with applicable laws, rules and regulations. The Code is posted on the FHLBank’s Web site (www.fhlbcin.com). If a waiver of any provision of the Code is granted to a covered officer, information concerning the waiver will be posted on our Web site.
The Board of Directors has also adopted a “Standards of Conduct” policy that applies to all employees. The purpose of this policy is to promote a strong ethical climate that protects the FHLBank against fraudulent activities and fosters an environment in which open communication is expected and protected.

 159 of 183

Item 11.	Executive Compensation.
2009 COMPENSATION DISCUSSION AND ANALYSIS
The following discussion and analysis provides information on our compensation program for executive officers for 2009, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers).
Compensation Program Overview (Philosophy and Objectives)
Our Board of Directors is responsible for determining the philosophy and objectives of the compensation program. The philosophy of the program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve strategic business initiatives and thereby enhance stockholder value. The program is primarily designed to focus executives on achieving the FHLBank’s mission through increased business with member institutions within established risk and profitability tolerance levels, while also encouraging teamwork.
To achieve this, we compensate executive officers using a combination of base salary, short and long-term variable (incentive-based) compensation, retirement benefits and modest fringe benefits. We believe the compensation program communicates short and long-term goals and standards of performance for the FHLBank’s mission and key business objectives and appropriately motivates and rewards executives commensurate with their contributions and achievements. The combination of base salary, which rewards individual performance, and short and long-term incentives, which reward teamwork, creates a total compensation opportunity for executives who contribute to and influence strategic plans and who are primarily responsible for the FHLBank’s performance.
Oversight of the compensation program is the responsibility of the Personnel Committee (the Committee) of the Board. The Committee annually reviews the components of the compensation program to ensure that it is consistent with and supports the FHLBank’s mission, strategic business objectives and annual goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the compensation program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own the FHLBank’s capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.
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
Management Involvement – Executive Compensation
While the Board is ultimately responsible for determining the compensation of the President and all other executive officers, the President and Human Resources department periodically advise the Committee regarding competitive and administrative issues affecting our compensation program. The President and Human Resources department also present recommendations to the Committee regarding the compensation of all other executive officers.
Finance Agency Oversight – Executive Compensation
Section 1113 of HERA requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. The Finance Agency has issued proposed rules to implement these statutory requirements with respect to the FHLBanks. Until such time as final rules are issued, the FHLBanks have been directed to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board’s November 2009 and January 2010 meetings, we submitted the 2010 base salaries as well as short and long-term incentive payments earned for 2009 for our Named Executive Officers to the Finance

 160 of 183

Agency. At this time, we do not expect the statutory requirements to have a material impact on our executive compensation plans.
Compensation Benchmarking
The compensation program is designed to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. Since 2004, the Committee has engaged the services of McLagan Partners, a nationally recognized compensation consulting firm specializing in the financial services industry, to provide annual custom benchmarking data to the Committee and the President. McLagan Partners compiles group data relating to three categories of financial institutions – mortgage banks, commercial banks/diversified financial firms, and other FHLBanks – and also provides composite data for the groups. Although mortgage banks do not engage in wholesale lending as their primary source of business and are not comparable in total assets to the FHLBank, they are included because many of the skills and experiences acquired through employment with a mortgage bank are transferable to the FHLBank. Commercial banks are included because we both engage in wholesale/institutional lending and have similarities in middle office and support areas. The other FHLBanks are included because we share the same public policy mission, interact routinely with each other, and share a common regulator and common regulatory constraints.
McLagan Partners’ custom benchmarking analysis aligns FHLBank positions to positions at the employers listed below that are similar in terms of scope, complexity, needed experience, and responsibility. As a result, comparative data for large commercial banks is generally drawn from the divisional level rather than the level of overall management. Additionally, while a number of multinational financial institutions are included in the analysis, McLagan Partners selectively utilizes compensation data for comparable positions of the firms’ U.S. based subsidiaries.
Lists of the non-FHLBank companies included by McLagan Partners in our benchmarking analyses for purposes of 2009 and 2010 compensation are as follows:

2009 Only	Both 2009 and 2010	2010 Only

AEGON USA Realty Advisors, Inc.	Banco Bilbao Vizcaya Argentaria	Banco Santander
AIB Capital Markets	Bank of America	Bank of the West
Australia & New Zealand Banking Group	Bank of Tokyo – Mitsubishi UFJ	BBVA Compass
Bank Hapoalim	BMO Financial Group	Brown Brothers Harriman & Co.
CALYON	BNP Paribas	Capital One
Cargill	Branch Banking & Trust Co.	Fannie Mae
CIBC World Markets	Citigroup	Freddie Mac
Credit Industriel et Commercial	Commerzbank	Huntington Bancshares, Inc.
GMAC	Fifth Third Bank	Marshall & Ilsley Corporation
Hypo Vereinsbank	Fortis Financial Services LLC	Mizuho Corporate Bank, Ltd.
KBC Bank	GE Commercial Finance	National City Corporation
Nordea Bank	HSBC	PNC Bank
Prudential Financial	ING	Regions Financial Corporation
Skandinaviska Enskilda Banken	JP Morgan	Sovereign Bank
Standard Chartered Banks	KeyCorp	State Street Bank & Trust Company
Washington Mutual	Lloyds	Sumitomo Mitsui Banking Corporation
	Rabobank Nederland	SVB Financial Group
	Royal Bank of Scotland	Synovus
	Royal Bank of Canada	The Bank of New York Mellon
	Societe Generale	The Bank of Nova Scotia
	SunTrust Banks	UniCredit
The CIT Group
The Northern Trust Company
Wachovia Corporation
Wells Fargo Bank

 161 of 183

In addition to McLagan Partners’ data on other FHLBanks, we participate in the annual Federal Home Loan Bank System Key Position Compensation Survey conducted by Riemer Consulting, which contains executive and non-executive compensation information for various positions across the 12 FHLBanks. We consider McLagan Partners’ compensation information and that from the FHLBank System survey to be our “peer group” information.
When determining compensation for our executive officers, the Committee and the President use our peer group information as a reference point for determining the amount of total compensation, individual components of compensation, and relative proportion of each component of compensation. This benchmarking data also assists in evaluating the reasonableness and effectiveness of our total compensation program. We tend to look more closely at the survey data for other FHLBanks than the data for mortgage banks and commercial banks because the positions at other FHLBanks are more directly comparable. However, there are significant differences across the FHLBank System, including differences in the sizes of the various FHLBanks, the complexity of their operations, and the types of compensation packages offered. For example, we currently are one of only three FHLBanks with a long-term incentive plan. Thus, we do not—and, as a practical matter, could not—calculate compensation packages for our Named Executive Officers based solely on peer group information.
Compensation Program Elements and Why We Chose Each
The Committee utilizes a balanced approach for delivering base salary and short and long-term incentive pay with our compensation program. While our short-term incentive compensation plan rewards all officers and staff for the achievement of FHLBank annual strategic business goals, our long-term incentive compensation plan is provided to executive and senior officers for achievement of specific, strategic and mission-related goals for which FHLBank performance is measured over a three-year period. The Committee has not established or assigned specific target percentages to each element of the FHLBank’s executive compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, short and long-term incentive compensation and other benefits (including retirement plan contributions), to each executive officer that, when the FHLBank meets its target performance goals, is at or near the market median of our peer group benchmark comparisons. However, individual elements of compensation as well as total compensation for individual executives may vary from the market median for the peer group due to an executive’s tenure or the fact that the nature of his or her responsibilities does not directly coincide with available comparisons.
The Committee believes that the differences between the compensation of the President and the compensation of our other executive officers are consistent with such differences found in our peer group and are appropriate.
While the competitiveness of the compensation program is considered an important factor for attracting and retaining executives, the Committee also reviews the overall value of the total compensation package to ensure the program is well designed and fiscally responsible from both a regulatory and corporate governance perspective.
Impact of Risk-Taking on Compensation Program
As is further discussed below, the Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten the long-term value of the FHLBank. Risk management is an integral part of our culture. The Committee believes that base salary, which generally exceeds incentive compensation, is a sufficient percentage of total compensation to discourage such risk-taking by our executive officers. The Committee also believes that the mix of functional short and long-term incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk and achieves an appropriate balance of incentive for performance between the short and long-term organizational goals. Moreover, the Committee retains the discretion to reduce or withhold incentive compensation payments if it determines that an executive has caused the FHLBank to incur such a risk. In March 2009, at the request of the Committee, McLagan Partners provided an analysis of the FHLBank’s executive compensation competitiveness in the context of volatile financial markets and the overall weak labor market. McLagan Partners’ report concluded that the FHLBank’s conservative approach to executive compensation is competitive, discourages high risk-taking behavior and has served the FHLBank well.

 162 of 183

Elements of Total Compensation Program
The following table summarizes all compensation to the FHLBank’s Named Executive Officers for the years ended December 31, 2009, 2008 and 2007. Discussion of each component follows the table.
Summary Compensation Table

				Change in
				Pension
				Value &
			Non-Equity	Non-Qualified
			Incentive	Deferred
			Plan	Compensation	All Other
Name and Principal Position	Year	Salary (1)	Compensation (2)	Earnings (3)	Compensation (4)	Total

David H. Hehman	2009	$613,124	$531,068	$1,757,000	$62,086	$2,963,278
President and Chief Executive Officer	2008	600,023	575,923	1,034,000	67,106	2,277,052
Principal Executive Officer	2007	561,481	550,588	668,000	57,042	1,837,111

Donald R. Able	2009	194,115	108,110	300,000	16,697	618,922
Senior Vice President – Controller	2008	181,619	113,852	228,000	15,040	538,511
Principal Financial Officer	2007	171,115	93,897	102,000	14,166	381,178

Andrew S. Howell	2009	297,000	195,215	359,000	27,104	878,319
Executive Vice President and Chief	2008	274,954	190,835	221,000	24,089	710,878
Operating Officer	2007	227,704	158,556	82,000	18,469	486,729

Carole L. Cossé	2009	260,846	146,019	652,000	16,065	1,074,930
Senior Vice President and Chief	2008	242,365	152,547	373,000	11,427	779,339
Financial Officer	2007	233,831	147,578	282,000	19,612	683,021

R. Kyle Lawler	2009	223,600	130,015	129,000	19,595	502,210
Senior Vice President	2008	213,385	141,609	88,000	18,015	461,009
Credit Services	2007	209,575	138,806	48,000	17,772	414,153

(1)	Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2009 were as follows: Mr. Hehman, $26,174; Mr. Able, $11,115; Mr. Howell, $13,000; Mrs. Cossé, $13,846; and Mr. Lawler, $9,600.

(2)	Amounts shown for 2009 reflect total payments pursuant to the 2009 Short-Term Non-Equity Incentive Plan and the 2007-2009 Long-Term Non-Equity Incentive Plan performance period, as follows:

	Short-Term	Long-Term
Name	Incentive Plan	Incentive Plan	Total

David H. Hehman	$326,174	$204,894	$531,068

Donald R. Able	67,514	40,596	108,110

Andrew S. Howell	126,279	68,936	195,215

Carole L. Cossé	91,125	54,894	146,019

R. Kyle Lawler	78,951	51,064	130,015

(3)	Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. No above market or preferential earnings are paid on deferred compensation.

(4)	All 2009 amounts represent matching contributions to the qualified and non-qualified defined contribution pension plans.
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

 163 of 183

Each of the Named Executive Officers received a base salary increase in 2009. Merit increases ranged from 2.9 percent to 3.5 percent. Mr. Able, Mr. Howell and Mrs. Cossé also received market adjustment increases that ranged from 4.1 percent to 6.3 percent. For the Named Executive Officers other than the President, the Committee’s actions were based on the President’s recommendation for each executive, an analysis of market data corresponding to each position, and an evaluation of each executive’s annual performance. Mr. Hehman’s merit increase was 3.5 percent. In recommending and approving this increase, the Committee and Board took into consideration the directors’ appraisals of Mr. Hehman’s performance during the year and noted, in particular, his leadership during the onset of the economic crisis and the FHLBank’s solid financial performance despite the market turmoil.
In October 2009, the Committee recommended and the Board approved a 3.25 percent salary increase pool for 2010 for all employees, comprised of 2.50 percent for merit increases and 0.75 percent for market and promotional adjustments. At meetings in November 2009, the Committee recommended, and the Board approved, the following 2010 base salaries for the Named Executive Officers: Mr. Hehman, $606,000; Mr. Able, $203,000; Mr. Howell, $294,000; Mrs. Cossé, $255,000; and, Mr. Lawler, $219,000. The 2010 merit increases in base salary ranged from 2.3 percent to 2.5 percent. In response to current labor market data, Mr. Hehman, Mr. Howell and Mrs. Cossé also received market adjustments to their respective base salaries for 2009, which ranged from 0.7 percent to 1.0 percent. Mr. Able received a market adjustment increase of 8.4 percent primarily in response to an expansion of the scope of his operational responsibilities at the FHLBank to include oversight of the information technology function.
As in prior years, for the Named Executive Officers other than the President, the Committee’s actions were based on the President’s recommendations for each individual executive, an analysis of recent market data corresponding to the positions, and an evaluation of the executive’s annual performance. In determining Mr. Hehman’s salary the Committee and Board considered the directors’ evaluations of his performance and the survey data provided by McLagan Partners. In particular, the Committee noted that Mr. Hehman’s overall evaluations were excellent and that directors had rated him especially highly on qualities of importance in turbulent times – leadership, strategic vision and direction, and long-term management of financial resources. Moreover, although Mr. Hehman’s 2009 salary was above the 50th percentile of McLagan Partners’ composite survey amount for the President and CEO position, it was below the 50th percentile of pay for that position in the portion of the survey limited to the twelve Federal Home Loan Banks. The Committee also noted, however, that the abnormally high profitability experienced by the FHLBank in the first nine months of 2009, due to unusual interest rate spreads, was inconsistent with the fundamental earnings generated by the FHLBank’s business model and was not expected to continue in 2010. Therefore, although members of the Committee believed a higher amount was justified, the Committee recommended, and the FHLBank subsequently approved, a salary increase for Mr. Hehman limited to the 3.25 percent salary increase pool for 2010.
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
Each executive officer, including the Named Executive Officers, is assigned an annual incentive award opportunity, stated as a percentage of base salary, which corresponds to the individual’s level of organizational responsibility and ability to contribute to and influence overall performance. The annual incentive award opportunity established for executives is designed to be comparable with the annual incentive opportunities for executives with similar duties and responsibilities in our peer group composite. The Board believes the annual incentive opportunity and plan design provide an appropriate, competitive reward to all officers, including the Named Executive Officers, commensurate with the achievement levels expected for the incentive goals.

 164 of 183

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
For calendar year 2009, the Board approved a total of nine goals in the functional areas of Member Asset Activity, Community Outreach, Risk, Profitability and New Membership. The mix of financial and non-financial goals measures performance across the FHLBank’s mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.
The following table presents the incentive weights, target performance level, and the actual results achieved for the 2009 STI goals.

(Dollars in thousands)
	Incentive	Target		Results
Member Asset Activity	Weight	Performance		Achieved

a) Average Advances	5.0%	$54,000,000		$43,623,332

b) Average Credit Balances for Members with Assets ≤ $1billion	7.5	$8,900,000		$8,054,463

c) New Credit Services Users	7.5	85		44

d) MPP New Delivery Commitments	5.0	$900,000		$1,208,210

e) MPP Participating Financial Institutions – 2009 New Users	5.0	18		26

Community Outreach

Community Outreach Events	10.0	47		50

Risk
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock Post Interest Rate Shock	15.0	92.0%		105.5%

Profitability

Adjusted Net Income (1) Divided by Average Shares Outstanding compared to Average Three-Month LIBOR Plus Basis Point Spread (bps)	35.0	250	bps	565	bps

New Membership

2009 Membership Approvals	10.0	22		19

(1)	Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of hedge accounting and further adjusted to amortize Advance prepayment fees over their remaining weighted average term (at the time of prepayment) instead of when they occur.
During 2009, the Board, the Committee and the President periodically reviewed the STI goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the STI goals during 2009.

 165 of 183

The incentive award opportunities for the 2009 plan year were as follows:

	Incentive	Incentive	Incentive
	Opportunity	Opportunity	Opportunity
Name	at Threshold	at Target	at Maximum

David H. Hehman	25.0%	55.0%	75.0%

Donald R. Able	17.5	35.0	50.0

Andrew S. Howell	17.5	45.0	60.0

Carole L. Cossé	17.5	35.0	50.0

R. Kyle Lawler	17.5	35.0	50.0
At its January 2010 meeting, following certification of the 2009 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the STI awards shown in Note 2 to the Summary Compensation Table. For the 2009 plan year, we cumulatively achieved approximately 74 percent of the available maximum incentive opportunity. This was a decrease in overall FHLBank performance from the 99 percent achieved for 2008 and primarily reflected a significant decline in members’ use of our Credit Services, particularly Advances, due to the economic recession and the availability of alternatives through the government’s funding and liquidity programs.
At its February 2010 meeting, the Board established the STI goals, the incentive weights and performance levels (measures) corresponding to each STI goal and the STI award opportunities for the 2010 plan year. The 2010 incentive award opportunities for our executives are set forth below.
2010 Short-Term Incentive Goals

Member Asset Activity

a) Average Advances for Members	Weight: 7.5%

b) Average Advance Balances for Members with Assets of $1 Billion or Less	Weight: 7.5%

c) MPP New Delivery Commitments	Weight: 5.0%

d) MPP Sellers	Weight: 5.0%

e) AHP Competitive Program Disbursement and Deobligation Rate	Weight: 5.0%

Community Outreach

Community Outreach Events	Weight: 5.0%

Risk

Market Value of Equity Volatility	Weight: 20.0%

Profitability

Adjusted Net Income (1) Divided by Average Shares Outstanding compared to Average Three-Month LIBOR Plus Basis Point Spread (bps)	Weight: 35.0%

New Membership

Membership Approvals	Weight: 10.0%

(1)	Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of hedge accounting and further adjusted to amortize Advance prepayment fees over their remaining weighted average term (at the time of prepayment) instead of when they occur.

 166 of 183

In setting the performance measures for 2010, the Board considered STI results against target for 2009 and relevant aspects of our financial outlook for 2010, including the extent to which, and length of time for which, the disruptions in the financial markets may continue to affect Mission Asset Activity and profitability, both positively and negatively. The Board also considered opportunities to increase membership and members’ business with us.
For 2010, the Board decided to maintain the same five general categories of goals, with nine detail goals. Within the Member Asset Activity category there will be two goals for Advances, which focus on maintaining or expanding member balances. The prior Average Advances goal included non-member balances, which generally result from out-of-district mergers and decrease over time as former members (who cannot initiate new business) repay the amounts owed. Since these balances are outside of management’s control, it was determined to remove them from this goal. There will again be two Mortgage Purchase Program goals: one focused on new commitment activity, which is unchanged except for a downward adjustment of the metrics to reflect the current mortgage lending and economic environments, and one focused on the number of active sellers. The latter replaces the previous new user goal, and results in a slight change in focus to maintaining and increasing the number of currently approved Participating Financial Institutions. A new goal was added in the Member Asset Activity category related to the Affordable Housing Program. The goal replaces the New Credit Service Users goal and is based on the amount of prior year-end committed but undisbursed funds in the Competitive Affordable Housing Program. This goal is intended to insure that either projects move forward or funds are reallocated to other projects on a timely basis and is also consistent with recent regulatory guidance regarding incentive compensation goals.
The Community Outreach goal remains unchanged as does the Profitability goal, except the levels of achievement for the latter have been adjusted for the current economic environment and expectations. The New Membership goal was retained although at lower levels reflecting the reduced opportunities in the marketplace due to the high saturation rate of membership already achieved and the current financial condition of many prospects. The Risk goal was changed from the Ratio of the Market Value of Equity to Par Value of Regulatory Capital Stock to a new measure, the Market Value of Equity Volatility. The Board believes the new goal is a more effective measure for the STI Plan because it is aligned with practices of managing tradeoffs between market risk (risk-taking) and return (short-term profitability), strengthens incentives to limit excessive risk-taking and continues to satisfy regulatory guidance for including risk-related goals in the plan. The Market Value of Equity goal was retained and moved to the long-term incentive plan because the Board believes it provides a measure of, among other things, stock impairment, and less a measure of earnings volatility than the new goal added to the STI Plan.
At its February 2009 meeting, the Board added clawback provisions to the STI Plan and the LTI Plan described below. These provisions allow the FHLBank to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. Our Board believes these clawback requirements will serve as deterrents to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.
Long-Term Non-Equity Incentive Plan Compensation
The Executive Long-Term Incentive (LTI) Plan is a cash-based, performance unit plan designed to promote higher levels of performance and long-term employment retention by selected executive and senior officers, including the Named Executive Officers, for accomplishing Board-approved long-term goals. The LTI goals reflect desired financial, operational and public mission objectives measured over a three-year period, which we believe promotes and encourages our long-term success and financial viability and thereby enhances our value to our stockholders. Historically, the Board of Directors has approved LTI goals in the areas of Operating Efficiency, Risk Adjusted Profitability, Market Penetration and Affordable Housing/Community Investment. For the 2010 – 2012 performance period, the Board approved an additional goal in the area of Market Capitalization, as described below. Each approved LTI goal is assigned an incentive weight reflecting its relative importance and potential impact on the strategic long-term initiatives, and each is assigned a quantitative threshold, target and maximum level of performance.
The LTI Plan was initially established in 2005 with a performance period of January 1, 2005 through December 31, 2007. Since then, the Board has established a new three-year performance period each year, commencing each January 1, so that three overlapping performance periods are in effect at one time. The Board continued this practice for the 2010 – 2012 LTI performance time period.

 167 of 183

At the beginning of each performance period, the Board establishes a base award opportunity for each executive officer in the form of a grant of a fixed number of performance units, with an assigned value of $100 per unit, equal to a percentage of the participant’s base salary. The value of each performance unit then fluctuates as a function of the actual performance in comparison with the performance levels established for each LTI goal. Generally, the higher the level of an executive officer’s organizational responsibility, the higher the LTI award opportunity. The award opportunity established for each executive officer for target performance is designed to be comparable with the LTI opportunities available to executives with similar duties and responsibilities in our peer group composite.
When establishing LTI goals for a performance period and the corresponding performance levels, the Board anticipates the successful achievement of the threshold level of performance nearly every performance period. The target level is aligned with expected performance and is anticipated to be reasonably achievable. The maximum level reflects a graduated level of difficulty from the target performance level and requires exceptional performance for the FHLBank to achieve.
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
If, however, actual performance fails to meet the threshold (minimum) level for the Affordable Housing/Community Investment goal, no LTI award is paid to any participant for that performance period. If actual performance falls below the threshold level of performance for any other LTI goal, no payment is made for that goal. Also, if actual performance exceeds the performance maximum for an LTI goal, only the maximum for that goal is paid. The Board also has sole discretion to increase or decrease LTI awards by up to ten percent to recognize performance that is not captured by the total achievement level of the LTI goals.
In connection with its early 2009 engagement of McLagan Partners to evaluate the executive compensation program in light of the current economic conditions, the Committee asked McLagan Partners to determine whether the FHLBank should continue to provide, or adjust the design of, the LTI Plan. Based on this review, McLagan did not recommend any immediate changes to the LTI. However, they suggested that, if future changes were desired, the Committee might want to consider weighting the LTI component of compensation more heavily. After consideration of the review, the Committee determined to make no changes but to continue to monitor developments in the marketplace to ensure an appropriate mix of incentive compensation.
The Board established the following 2009 – 2011 LTI goals and related incentive weights for each goal:

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
During 2009, as with the STI Plan, the Board, the Committee and the President periodically reviewed progress toward LTI goals for each ongoing performance period. At its January 2010 meeting, following certification of the performance results for the 2007 – 2009 performance period and in accordance with those results, the Board authorized the distribution of LTI Plan payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 77 percent of the available maximum incentive opportunity for FHLBank goals. The LTI Plan payments for the 2007 – 2009 performance period are shown in Note 2 to the Summary Compensation Table.

 168 of 183

The following table presents the incentive weights, target performance level, and the actual results achieved for the 2007 – 2009 LTI goals.

	Incentive	Target	Results
	Weight	Performance	Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	33 1/3%	2nd quartile	1st quartile

RISK ADJUSTED PROFITABILITY:
Ranking of Return on Average Equity (ROAE) in comparison to other FHLBanks	33 1/3%	2nd quartile	1st quartile

MARKET PENETRATION:
Ratio of Member Advances to Member Assets	33 1/3%	5.50%	5.30%

		Target	Results
	Multiplier	Performance	Achieved
AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	+/- 10%	32.00%	37.10%
At the February 2010 meeting, the Board also reviewed the performance for each LTI goal for the remaining three-year performance periods operating concurrently. Based on the results to date, we project an achievement level between the target and maximum levels of performance for the 2008 – 2010 performance period and an achievement level between the threshold and target levels of performance for the 2009 – 2011 performance period.
Lastly, at the February 2010 meeting, the Board established the LTI goals for the 2010 – 2012 performance period, the incentive weights and performance measures corresponding to each LTI goal and the LTI award opportunities for our executive officers. In setting the performance measures, the Committee considered the results of the past three years, as well as future expectations. In order to further discourage unnecessary or excessive risk-taking and because risk management is considered to be an essential component in the achievement of mission and corporate objectives, the Board added an additional LTI goal for the 2010 – 2012 performance period in the area of Market Capitalization. Market Capitalization measures the ratio of market value of equity to par value of regulatory capital stock. This ratio was previously included in the STI Plan goals, as discussed above.
The Board established the following 2010 – 2012 LTI goals and related incentive weights:

OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 25%

RISK ADJUSTED PROFITABILITY:
Ranking of Return on Average Equity (ROAE) in comparison to other FHLBanks	Weight: 25%

MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity (MVE) to Par Value of Regulatory Capital Stock	Weight: 25%

MARKET PENETRATION:
Ratio of Member Advances to Member Assets	Weight: 25%

AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	Multiplier: +/- 10%
As discussed above, in February 2009, the Board also adopted a clawback provision for the LTI Plan. This provision allows the FHLBank to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading.

 169 of 183

The following table provides information on grants made during 2009 under the STI Plan for 2009 and the LTI Plan for the 2009 – 2011 performance period.
2009 Grants of Plan-Based Awards

			Estimated Future Payouts Under
		Grant	Non-Equity Incentive Plan Awards
Name	Plan	Date	Threshold	Target	Maximum
David H. Hehman	STI	February 19, 2009	$146,738	$322,823	$440,213
	LTI	March 19, 2009	79,238	176,085	290,540

Donald R. Able	STI	February 19, 2009	32,025	64,050	91,500
	LTI	March 19, 2009	16,470	36,600	60,390

Andrew S. Howell	STI	February 19, 2009	49,700	127,800	170,400
	LTI	March 19, 2009	31,950	71,000	117,150

Carole L. Cossé	STI	February 19, 2009	43,225	86,450	123,500
	LTI	March 19, 2009	22,230	49,400	81,510

R. Kyle Lawler	STI	February 19, 2009	37,450	74,900	107,000
	LTI	March 19, 2009	19,260	42,800	70,620
Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified pension plans – a defined benefit plan and a defined contribution plan – and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions. The non-qualified plan, the Benefit Equalization Plan (BEP), has had two components, one restoring benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limits on benefits from the defined benefit plan and the other restoring benefits that these persons would have received but for IRS limits on contributions to the defined contribution plan. As discussed below, the latter component of the BEP has been terminated. Generally, benefits under the BEP vest or have vested, and are or were payable, according to the corresponding provisions of the qualified plans.
The pension plans provide benefits based on a combination of an employee’s tenure (or length of service) and annual compensation. As such, the benefits provided by the pension plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since pension benefits increase as executives’ tenure and compensation with the FHLBank grow.
In late 2009, the Board decided to terminate the non-qualified defined contribution component of the BEP (DC/BEP). The Board’s decision was made in light of recent events and trends affecting, or likely to affect, the financial services industry and the FHLBank System in particular. The Board believed this action would eliminate some of the uncertainty surrounding benefits due to participants under the DC/BEP while maintaining our ability to attract and retain high quality employees. As part of its consideration of the matter, the Board sought and received advice from Aon Corporation, a leading provider of human capital and management consulting and the parent company of McLagan Partners. The DC/BEP was effectively terminated on December 23, 2009. The total balance of the DC/BEP for the Named Executive Officers on December 31, 2009 was $4,104,897. As a result of the Board’s decision, the “grandfathered” portion of the DC/BEP, comprised of those amounts deferred or vested prior to January 1, 2005 and earnings thereon, was distributed in lump sum payments to participants on February 24, 2010. The accumulated benefits for the Named Executive Officers attributable to this portion of the DC/BEP aggregated $1,119,256. The remaining funds, or “non-grandfathered” benefits, comprised of those amounts deferred or vested after December 31, 2004 and earnings thereon, will be distributed, also in lump sum payments, within the 12 to 24 month period after termination as required by Section 409A of the Internal Revenue Code.

 170 of 183

Qualified Defined Benefit Pension Plan. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB) is a funded tax-qualified plan that is maintained on a non-contributory basis, i.e., employee contributions are not required. Participants’ pension benefits vest upon completion of five years of service.
The pension benefits payable under the Pentegra DB plan are determined using a pre-established formula that provides a single life annuity payable monthly at age 65 or normal retirement. The benefit formula for employees hired prior to January 1, 2006, which includes all Named Executive Officers, is 2.5 percent for each year of benefit service multiplied by the highest three-year average compensation. Average compensation is defined as base salary and annual bonus (STI compensation) and excludes any incentive payments received from the LTI Plan. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as (attainment of) age 45. The Pentegra DB plan also provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option.
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
2009 Pension Benefits

	Plan	Number of Years	Present Value (2) of
Name	Name	Credited Service (1)	Accumulated Benefits

David H. Hehman	Pentegra DB	31.92	$1,908,000
	DB/BEP	31.92	6,354,000

Donald R. Able	Pentegra DB	28.42	860,000
	DB/BEP	28.42	88,000

Andrew S. Howell	Pentegra DB	19.50	552,000
	DB/BEP	19.50	389,000

Carole L. Cossé	Pentegra DB	29.92	2,008,000
	DB/BEP	29.92	1,013,000

R. Kyle Lawler	Pentegra DB	8.50	297,000
	DB/BEP	8.50	103,000

(1)	For pension plan purposes, the calculation of credited service begins upon completion of a required waiting period following the date of employment. Accordingly, the years shown are less than the executive’s actual years of employment. Because IRS regulations generally prohibit the crediting of additional years of service under the qualified plan, such additional service also is precluded under the DB/BEP, which only restores those benefits lost under the qualified plan.

(2)	See Note 17 of the Notes to Financial Statements for details regarding valuation assumptions.

 171 of 183

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
Non-Qualified Defined Contribution Plan. Until its termination in December 2009, executive officers and other highly compensated employees were eligible to participate in the DC/BEP, an unfunded, non-qualified, contributory pension plan that mirrored the Pentegra DC plan. The DC/BEP restored benefits that participants would have received absent IRS limits on contributions to the Pentegra DC plan. The DC/BEP mirrored the Pentegra DC plan in all material respects and required participants to make contributions in order to continue receiving matching contributions.
Under the DC/BEP, participants could elect to contribute up to 100 percent of eligible compensation (as defined in the Pentegra DC) on a pre-tax basis only. Additionally, effective April 1, 2008, participants in the LTI Plan could defer up to 100 percent of an LTI award. However, since LTI awards are not considered eligible compensation (as defined in the Pentegra DC), such deferrals did not receive a matching contribution from the FHLBank. The DC/BEP permitted executives to self-direct investment elections into one or more phantom (proxy) investment funds that mirrored those funds available under the qualified plan. The investment returns credited to a participant’s DC/BEP account also mirrored the investment returns that the participant would have received on those amounts had the contributions been permitted under the Pentegra DC plan.
The following table provides information for 2009 relating to the DC/BEP.
2009 Non-Qualified Deferred Compensation

	Executive	FHLBank	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Balance
Name	In 2009 (1)	In 2009 (2)	In 2009	12/31/2009 (3)

David H. Hehman	$614,728	$56,601	$510,833	$3,122,023

Donald R. Able	11,329	6,757	7,341	48,934

Andrew S. Howell	74,060	18,819	97,086	395,677

Carole L. Cossé	32,452	4,870	11,618	119,733

R. Kyle Lawler	73,259	11,359	21,143	418,530

(1)	Deferral amounts shown are included as “Salary” and/or “Non-Equity Incentive Plan Compensation” reported on the Summary Compensation Table.

(2)	These amounts represent the non-qualified portion of the matching contributions identified in Note 4 to the Summary Compensation Table.

(3)	Includes executive and FHLBank contributions that previously have been reported in the Summary Compensation Table since 2006 as follows: Mr. Hehman, $1,264,667; Mr. Able, $29,055; Mr. Howell, $121,609; Mrs. Cossé, $46,079; and Mr. Lawler, $111,402.

 172 of 183

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
In accordance with Board policy, the perquisites provided by the FHLBank represent a small fraction of an executive officer’s annual compensation and are provided in accordance with market practices for executives in similar positions and with similar responsibilities. During 2009, the President and the Executive Vice President were each provided with an FHLBank-owned vehicle for their business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer’s personal use of an FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on an authorized business trip. The transportation and other related expenses associated with the spouse’s travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2009, perquisites for each Named Executive Officer did not individually or collectively exceed $10,000 and are therefore excluded from the Summary Compensation Table.
Other than normal pension benefits and eligibility to participate in our retiree medical and/or retiree life insurance programs, no perquisites or other special benefits are provided to our executive officers in the event of a change in control, resignation, retirement or other termination of employment.
Employment Arrangements and Severance Benefits
Pursuant to the FHLBank Act, all employees of the FHLBank are “at will” employees. Generally, the President works at the pleasure of the Board and all other employees work at the pleasure of the President. Accordingly, an employee may resign employment at any time and we may terminate an employee’s employment at any time for any reason, with or without cause and with or without notice.
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

 173 of 183

COMPENSATION COMMITTEE REPORT
The Personnel Committee of the Board of the Directors of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:
The Personnel Committee has reviewed and discussed the 2009 Compensation Discussion and Analysis set forth above with the FHLBank’s management. Based on such review and discussions, the Personnel Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Carl F. Wick (Chair)
Robert E. Brosky
William Y. Carroll
B. Proctor Caudill, Jr.
Stephen D. Hailer
Charles J. Koch
Michael R. Melvin
COMPENSATION OF DIRECTORS
As required by Finance Agency Regulations and the FHLBank Act, we have established a formal policy governing the compensation and travel reimbursement provided to our directors. The goal of the policy is to compensate Board members for work performed on behalf of the FHLBank. Under our policy, compensation is comprised of per meeting fees, subject to an annual cap, and reimbursement for reasonable FHLBank travel-related expenses. The meeting fees are intended to compensate directors for time spent reviewing materials sent to them, preparing for meetings, participating in other FHLBank activities and attending the meetings of the Board of Directors and its committees.
The following table sets forth the per meeting fees and the annual caps for 2009 and 2010:

	Per Meeting Fee	Annual Cap
Chair	$7,800	$60,000
Vice Chair	7,150	55,000
Other Members	5,800	45,000
In addition, the chairs of Board committees are paid the following annual fees: Audit Committee, $10,000; Financial and Risk Management Committee, $10,000; and other committees, $5,000. Other members of the Audit Committee receive an additional $5,000. Beginning in 2010, other members of the Finance and Risk Management Committee will receive an additional $5,000. However, the Board Chair does not receive additional compensation for chairing any committee and no director may receive fees totaling more than the annual amount paid to the Board Chair.
During 2009, total directors’ fees and travel expenses incurred by the FHLBank were $840,600 and $227,184, respectively.
We maintained a non-qualified deferred compensation plan for members of the Board of Directors (the Directors’ Plan) until its termination on December 23, 2009. The Directors’ Plan was an unfunded, contributory, deferred compensation plan that permitted a participant to defer all or part of the annual remuneration, plus any investment returns thereon, to future years. Under the Directors’ Plan, directors could self-direct investment elections into one or more phantom (proxy) investment funds that mirrored those funds available under the Pentegra DC plan. The investment returns credited to a participating director’s account were at the market rate for the selected investment. We did not contribute to the Directors’ Plan. Generally, distribution began following a participating director’s retirement from the Board.
At the time of its decision to terminate the DC/BEP, the Board also decided to terminate the Directors’ Plan. The total balance of the Directors’ Plan was $2,029,261 on December 31, 2009. As with the DC/BEP, all accumulated benefits attributable to the “grandfathered” portion of the Plan, aggregating $1,890,510 and comprised of those amounts deferred or vested prior to January 1, 2005 and earnings thereon, were distributed on February 24, 2010. The remaining funds, or

 174 of 183

“non-grandfathered” benefits, comprised of those amounts deferred or vested after December 31, 2004 and earnings thereon, will be distributed, also in lump sum payments, within the 12 to 24 month period after termination as required by Section 409A of the Internal Revenue Code. At the time of its termination, 18 current and retired directors participated in or had account balances under the Directors’ Plan.
With prior approval, our current Travel Policy permits a spouse to accompany a director on an authorized business trip. The transportation and other related expenses associated with the spouse’s travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2009, ten directors received reimbursement for spousal travel expenses.
The following table sets forth the meeting fees earned by each director and expenses paid to each director for the year ended December 31, 2009.
2009 Directors Compensation Table

	Fees
	Earned or	Total
Name	Paid in Cash	Expenses (1)	Total

Grady P. Appleton	$50,000	$1,124	$51,124

Donald R. Ball	45,000	-	45,000

Robert E. Brosky	50,000	928	50,928

William Y. Carroll	50,000	1,007	51,007

B. Proctor Caudill, Jr., Vice Chair	55,000	1,775	56,775

James R. DeRoberts	50,000	530	50,530

Mark N. DuHamel	45,600	-	45,600

Leslie D. Dunn	50,000	770	50,770

Stephen D. Hailer	55,000	974	55,974

Charles J. Koch	45,000	-	45,000

Michael R. Melvin	45,000	1,114	46,114

Alvin J. Nance	45,000	-	45,000

R. Stan Puckett	50,000	295	50,295

Charles J. Ruma	45,000	-	45,000

William J. Small	45,000	1,271	46,271

Billie W. Wade	55,000	-	55,000

Carl F. Wick, Chair	60,000	986	60,986

Total	$840,600	$10,774	$851,374

(1)	Total expenses are comprised of spousal travel expenses reimbursed to the director by the FHLBank; directors’ travel expenses are not included.

 175 of 183

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2009 and 2008.

Number of Meetings Held
Meeting Type	2009
Board Meeting	13
Audit Committee	11
Financial and Risk Management Committee (1)	6
Governance (1)	5
Housing and Community Development Committee	5
Personnel Committee	6

Number of Meetings Held
Meeting Type	2008
Board Meeting	13
Audit Committee	11
Financial Management Committee (2)	3
Housing and Community Development Committee	3
Personnel Committee	7
Information Technology Committee (2)	2
Credit Policy Committee (2)	2

(1)	New committee created in 2009.

(2)	Committee combined in 2009 to create the Financial and Risk Management Committee.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Personnel Committee of the Board of Directors is charged with responsibility for the FHLBank’s compensation policies and programs. For both 2009 and 2010, this Committee was and is composed of Carl F. Wick (Chair), Robert E. Brosky, William Y. Carroll, B. Proctor Caudill, Jr., Stephen D. Hailer, Charles J. Koch and Michael R. Melvin, none of whom is or previously was an officer or employee of the FHLBank. None of the FHLBank’s executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank’s Personnel Committee or Board of Directors.

 176 of 183

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.
The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2010 and includes any known affiliates that are members of the FHLBank:

(Dollars in millions)

		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares

U.S. Bank, N.A.	Cincinnati, OH	$591	17%	5,912,089
Fifth Third Bank	Cincinnati, OH	401	12	4,006,191
PNC Bank, N.A.	Pittsburgh, PA	285	8	2,851,871
KeyBank, N.A.	Brooklyn, OH	179	5	1,789,971
The following table lists capital stock outstanding as of February 28, 2010 held by member institutions that have an officer or director who serves as a director of the FHLBank:

(Dollars in millions)

		Capital	Percent of Total
Name	Address	Stock	Capital Stock

FirstMerit Bank, N.A.	Akron, OH	$119	3.4%
First Federal Bank of the Midwest	Defiance, OH	19	0.6
GreenBank	Greeneville, TN	12	0.3
Citizens Union Bank (1)	Shelbyville, KY	8	0.2
Kentucky Bank	Paris, KY	7	0.2
First Federal S&LA of Lorain	Lorain, OH	4	0.1
Perpetual Federal Savings Bank	Urbana, OH	3	0.1
North Akron Savings Bank	Akron, OH	2	0.1
The Arlington Bank	Columbus, OH	1	0.0
SmartBank	Pigeon Forge, TN	1	0.0

(1)	Includes one affiliate institution which is an FHLBank member.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
DIRECTOR INDEPENDENCE
Because we are a cooperative, capital stock ownership is a prerequisite to transacting any business with us. Transactions with our stockholders are part of the ordinary course of – and are essential to the purpose of – our business.
Our capital stock is not permitted to be publicly traded and is not listed on any stock exchange. Therefore, we are not governed by stock exchange rules relating to director independence. If we were so governed, arguably none of our industry directors, who are elected by our members, would be deemed independent because all are directors and/or officers of members that do business with us. Messrs. Wick, Appleton, Koch, Mullineaux, Nance and Ruma and Ms. Dunn, our seven non-industry directors, have no transactions, relationships or arrangements with the FHLBank other than in their capacity as directors. Therefore, our Board of Directors has determined that each of them is independent under the independence standards of the New York Stock Exchange.

 177 of 183

A Finance Agency Regulation (12 C.F.R. § 917.7(c)), available at www.fhfa.gov, specifies independence criteria for members of our Audit Committee. Under these criteria, all of our directors are independent.
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
See Note 22 of the Notes to Financial Statements for more information on transactions with stockholders, including information on transactions with Directors’ Financial Institutions and concentrations of business, and transactions with non-member affiliates, which information is incorporated herein by reference.
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
As required by Finance Agency Regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLBank and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Agency’s conflict of interest Regulation (12 C.F.R. § 915.11, available at www.fhfa.gov) and our conflict of interest policy (posted on our Web site at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC’s requirements governing transactions with related persons. In March 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Agency and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our Insider Trading Policy provides that any request for redemption of excess stock (except for de minimis amounts) held by a Director’s Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.
We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2009 have been so reviewed and approved.

 178 of 183

Item 14.	Principal Accountant Fees and Services.
The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2009 and 2008 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2009	2008

Audit fees	$809	$874
Audit-related fees	45	88
Tax fees	-	-
All other fees	-	-

Total fees	$854	$962

Audit fees were for professional services rendered for the audits of the financial statements.
Audit-related fees were for assurance and related services primarily related to accounting consultations and control advisory services.
The FHLBank is exempt from all federal, state and local income taxation. Therefore, no fees were paid for tax services during the years presented.
There were no other fees paid during the years presented.
The Audit Committee approves the annual engagement letter for the FHLBank’s audit. The Audit Committee also establishes a fixed dollar limit for other recurring annual accounting related consultations, which include the FHLBank’s share of FHLBank System-related accounting issues. The status of these services is periodically reviewed by the Audit Committee throughout the year with any increase in these services requiring pre-approval. All other services provided by the independent accounting firm are specifically approved by the Audit Committee in advance of commitment.

 179 of 183

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. above, are filed as a part of this registration statement.
Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2009 and 2008
Statements of Income for the years ended December 31, 2009, 2008 and 2007
Statements of Capital for the years ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

 180 of 183

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 18th day of March 2010.

FEDERAL HOME LOAN BANK OF CINCINNATI (Registrant)

By:	/s/ David H. Hehman

David H. Hehman
President and Chief Executive Officer (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 18th day of March 2010.

Signatures	Title

/s/ David H. Hehman	President and Chief Executive Officer

David H. Hehman	(principal executive officer)

/s/ Donald R. Able	Senior Vice President - Controller

Donald R. Able	(principal financial officer)

/s/ Grady P. Appleton*	Director

Grady P. Appleton

/s/ Robert E. Brosky*	Director

Robert E. Brosky

/s/ William Y. Carroll*	Director

William Y. Carroll

/s/ B. Proctor Caudill, Jr.*	Director (Vice Chair)

B. Proctor Caudill, Jr.

/s/ James R. DeRoberts*	Director

James R. DeRoberts

/s/ Mark N. DuHamel*	Director

Mark N. DuHamel

/s/ Leslie D. Dunn*	Director

Leslie D. Dunn

/s/ Stephen D. Hailer*	Director

Stephen D. Hailer

/s/ Charles J. Koch*	Director

Charles J. Koch

/s/ Michael R. Melvin*	Director

Michael R. Melvin

/s/ Donald J. Mullineaux*	Director

Donald J. Mullineaux

 181 of 183

/s/ Alvin J. Nance*	Director

Alvin J. Nance

/s/ R. Stan Puckett*	Director

R. Stan Puckett

/s/ Charles J. Ruma*	Director

Charles J. Ruma

/s/ William J. Small*	Director

William J. Small

/s/ Billie W. Wade*	Director

Billie W. Wade

/s/ Carl F. Wick*	Director (Chair)

Carl F. Wick

* Pursuant to Power of Attorney

/s/ David H. Hehman

David H. Hehman
Attorney-in-fact

 182 of 183

INDEX OF EXHIBITS

Document incorporated by
Exhibit		reference from a previous filing or
Number*	Description of exhibit	filed herewith, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through March 18, 2010	Filed Herewith

4	Capital Plan, as amended through November 19, 2009	Filed Herewith

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.5**	Executive Incentive Compensation Plan, as amended February, 2009	Form 10-K, filed March 19, 2009

10.6**	Executive Long-Term Incentive Plan, as amended March, 2009	Form 10-K, filed March 19, 2009

10.7**	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan, (December 2008 Restatement)	Filed Herewith

10.8**	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Filed Herewith

10.9**	Federal Home Loan Bank of Cincinnati Nonqualified Deferred Compensation Program for Directors [terminated December 23, 2009]	Form 10, filed December 5, 2005

10.10**	Form of indemnification agreement effective as of July 29, 2009 between the Federal Home Loan Bank and each of its directors and executive officers	Form 8-K, filed July 30, 2009

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

*	Numbers coincide with Item 601 of Regulation S-K.

**	Indicates management compensation plan or arrangement.

  183 of 183