Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Cincinnati
filed 2010-05-13
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
(513) 852-7500
(Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
     As of April 30, 2010, the registrant had 30,811,236 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$1,732,745	$1,807,343
Interest-bearing deposits	143	126
Securities purchased under agreements to resell	100,000	100,000
Federal funds sold	5,965,000	2,150,000
Trading securities	1,552,603	3,802,013
Available-for-sale securities	3,924,817	6,669,636
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2010 and December 31, 2009, respectively, that may be repledged) (a)	12,332,889	11,471,081
Advances	32,969,196	35,818,425
Mortgage loans held for portfolio, net	9,032,237	9,365,752
Accrued interest receivable	144,485	151,690
Premises, software, and equipment, net	10,317	10,368
Derivative assets	3,350	9,065
Other assets	28,231	31,133

TOTAL ASSETS	$67,796,013	$71,386,632

LIABILITIES
Deposits:
Interest bearing	$1,584,923	$2,076,826
Non-interest bearing	5,990	7,995

Total deposits	1,590,913	2,084,821

Consolidated Obligations, net:
Discount Notes	25,037,849	23,186,731
Bonds	36,060,909	41,222,590

Total Consolidated Obligations, net	61,098,758	64,409,321

Mandatorily redeemable capital stock	411,833	675,479
Accrued interest payable	256,596	309,007
Affordable Housing Program payable	98,364	98,341
Payable to REFCORP	10,684	12,190
Derivative liabilities	245,294	228,197
Other liabilities	596,272	102,129

Total liabilities	64,308,714	67,919,485

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value); 30,787 and 30,635 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	3,078,701	3,063,473
Retained earnings	416,300	411,782
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(183)	(364)
Pension and postretirement plans benefits	(7,519)	(7,744)

Total accumulated other comprehensive loss:	(7,702)	(8,108)

Total capital	3,487,299	3,467,147

TOTAL LIABILITIES AND CAPITAL	$67,796,013	$71,386,632

(a)	Fair values: $12,747,917 and $11,837,712 at March 31, 2010 and December 31, 2009, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME:
Advances	$71,062	$222,482
Prepayment fees on Advances, net	2,119	3,795
Interest-bearing deposits	159	7,754
Securities purchased under agreements to resell	350	197
Federal funds sold	2,438	2,675
Trading securities	909	37
Available-for-sale securities	2,565	4,846
Held-to-maturity:
Securities	134,058	155,776
Securities of other FHLBanks	-	16
Mortgage loans held for portfolio	112,041	116,917
Loans to other FHLBanks	1	-

Total interest income	325,702	514,495

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	6,452	61,421
Consolidated Obligations – Bonds	245,180	338,495
Deposits	289	594
Loans from other FHLBanks	1	1
Mandatorily redeemable capital stock	5,519	1,085

Total interest expense	257,441	401,596

NET INTEREST INCOME	68,261	112,899

OTHER INCOME:
Service fees	422	459
Net (losses) gains on trading securities	(225)	52
Net gains on held-to-maturity securities	-	5,943
Net gains on derivatives and hedging activities	1,956	4,558
Other, net	1,435	1,770

Total other income	3,588	12,782

OTHER EXPENSE:
Compensation and benefits	7,563	6,748
Other operating	3,434	3,327
Finance Agency	1,005	775
Office of Finance	822	915
Other	245	243

Total other expense	13,069	12,008

INCOME BEFORE ASSESSMENTS	58,780	113,673

Affordable Housing Program	5,361	9,390
REFCORP	10,684	20,857

Total assessments	16,045	30,247

NET INCOME	$42,735	$83,426

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Three Months Ended March 31, 2010 and 2009
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, DECEMBER 31, 2008	39,617	$3,961,698	$326,446	$(6,275)	$4,281,869
Proceeds from sale of capital stock	484	48,389			48,389
Net reclassified to mandatorily redeemable capital stock	(122)	(12,230)			(12,230)

Comprehensive income:
Net income			83,426		83,426
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(620)	(620)
Pension and postretirement benefits				156	156

Total comprehensive income					82,962

Dividends on capital stock:
Cash			(44,740)		(44,740)

BALANCE, MARCH 31, 2009	39,979	$3,997,857	$365,132	$(6,739)	$4,356,250

BALANCE, DECEMBER 31, 2009	30,635	$3,063,473	$411,782	$(8,108)	$3,467,147

Proceeds from sale of capital stock	202	20,240			20,240
Net reclassified to mandatorily redeemable capital stock	(50)	(5,012)			(5,012)

Comprehensive income:
Net income			42,735		42,735
Other comprehensive income:
Net unrealized losses on available-for-sale securities				181	181
Pension and postretirement benefits				225	225

Total comprehensive income					43,141

Dividends on capital stock:
Cash			(38,217)		(38,217)

BALANCE, MARCH 31, 2010	30,787	$3,078,701	$416,300	$(7,702)	$3,487,299

*Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:

Net income	$42,735	$83,426

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	3,507	(21,276)
Change in net fair value adjustment on derivative and hedging activities	66,342	54,588
Net change in fair value adjustments on trading securities	225	(52)
Other adjustments	-	(5,913)
Net change in:
Accrued interest receivable	7,190	49,401
Other assets	2,368	1,052
Accrued interest payable	(52,412)	(81,196)
Other liabilities	(12,019)	8,601

Total adjustments	15,201	5,205

Net cash provided by operating activities	57,936	88,631

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	13,893	13,870,912
Securities purchased under agreements to resell	-	(1,000,000)
Federal funds sold	(3,815,000)	(10,755,000)
Premises, software, and equipment	(644)	(678)

Trading securities:
Net decrease in short-term	2,250,000	-
Proceeds from long-term	69	86

Available-for-sale securities:
Net decrease (increase) in short-term	2,745,000	(1,773,200)

Held-to-maturity securities:
Net (increase) decrease in short-term	(370)	26,012
Net (increase) in other FHLBanks	-	(25,333)
Proceeds from maturities of long-term	885,450	798,343
Proceeds from sale of long-term	-	222,143
Purchases of long-term	(1,241,157)	-

Advances:
Proceeds	67,653,517	138,294,074
Made	(64,800,103)	(131,606,603)

Mortgage loans held for portfolio:
Principal collected	463,476	794,844
Purchases	(133,105)	(1,937,893)

Net cash provided by investing activities	4,021,026	6,907,707

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

FINANCING ACTIVITIES:

Net (decrease) increase in deposits and pass-through reserves	$(511,308)	$619,795
Net payments on derivative contracts with financing elements	(42,284)	(33,303)

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	150,336,033	237,898,166
Bonds	4,623,050	12,365,471

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(148,485,904)	(244,584,188)
Bonds	(9,786,512)	(13,243,004)

Proceeds from issuance of capital stock	20,240	48,389
Payments for redemption of mandatorily redeemable capital stock	(268,658)	(24,145)
Cash dividends paid	(38,217)	(44,740)

Net cash used in financing activities	(4,153,560)	(6,997,559)

Net decrease in cash and cash equivalents	(74,598)	(1,221)
Cash and cash equivalents at beginning of the period	1,807,343	2,867

Cash and cash equivalents at end of the period	$1,732,745	$1,646

Supplemental Disclosures:

Interest paid	$276,167	$511,938

AHP payments, net	$5,338	$7,136

REFCORP assessments paid	$12,190	$15,232

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
Note 1— Basis of Presentation
The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2010 are not necessarily indicative of operating results for the full year.
Certain amounts in the 2009 financial statements and notes have been reclassified to conform to the first quarter 2010 presentation.
The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.
Note 2—Recently Issued Accounting Standards and Interpretations
Improving Disclosures about Fair Value Measurements. On January 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance was effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The FHLBank adopted this guidance as of January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Its adoption resulted in increased financial statement disclosures but did not affect the FHLBanks’ financial condition, results of operations, or cash flows.
Accounting for the Consolidation of Variable Interest Entities. On June 12, 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. The FHLBank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.
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
Note 3—Trading Securities
Major Security Types. Trading securities as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31,	December 31,
	2010	2009
	Fair Value	Fair Value
Government-sponsored enterprises*	$1,549,987	$3,799,336
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,616	2,677

Total	$1,552,603	$3,802,013

*	Consists of debt securities issued or guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.
Net unrealized (losses) gains on trading securities during the three months ended March 31 were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Net unrealized (losses) gains on trading securities held at period end	$(51)	$52
Net unrealized losses on trading securities matured during the period	(174)	-

Net (losses) gains on trading securities	$(225)	$52

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit and bank notes	$3,925,000	$-	$(183)	$3,924,817

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit	$6,670,000	$40	$(404)	$6,669,636

All securities outstanding with gross unrealized losses at March 31, 2010 have been in a continuous unrealized loss position for less than 12 months.
Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at the dates indicated are shown below (in thousands).

	March 31, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$3,925,000	$3,924,817	$6,670,000	$6,669,636

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Amortized cost of available-for-sale securities:
Fixed-rate	$3,925,000	$6,670,000

Realized Gains and Losses. There were no sales of available-for-sale securities for the three months ended March 31, 2010 or 2009.

Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding
	Cost(1)	Gains	(Losses)	Fair Value

U.S. Treasury obligations	$27,058	$-	$(1)	$27,057
State or local housing agency obligations	8,395	-	(390)	8,005
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	12,133,158	421,389	(6,306)	12,548,241
Private-label residential mortgage-backed securities	164,278	404	(68)	164,614

Total mortgage-backed securities	12,297,436	421,793	(6,374)	12,712,855

Total	$12,332,889	$421,793	$(6,765)	$12,747,917

	December 31, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding
	Cost (1)	Gains	(Losses)	Fair Value

Government-sponsored enterprises **	$26,688	$4	$-	$26,692
State or local housing agency obligations	10,375	-	(510)	9,865
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	11,246,925	386,591	(19,217)	11,614,299
Private-label residential mortgage-backed securities	187,093	165	(402)	186,856

Total mortgage-backed securities	11,434,018	386,756	(19,619)	11,801,155

Total	$11,471,081	$386,760	$(20,129)	$11,837,712

(1)	Carrying value equals amortized cost.

*	Consists of mortgage-backed securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

**	Consists of debt securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
The FHLBank’s mortgage-backed security investments consist of senior classes of government-sponsored enterprise securities and private-label prime residential mortgage-backed securities. The FHLBank’s investments in mortgage-backed securities must be triple-A rated at the time of purchase.
The FHLBank has increased exposure to the risk of loss on its investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, and when there are losses on the sale of foreclosed properties. Credit safeguards for the FHLBank’s mortgage-backed securities consist of either payment guarantees of principal and interest in the case of government-sponsored enterprise (GSE) mortgage-backed securities or, for residential mortgage-backed securities issued by entities other than GSEs (private-label mortgage-backed securities), credit enhancements in the form of subordinate tranches in a security’s structure that absorb the losses before the FHLBank does.

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
The following table summarizes the par value of the FHLBank’s six private-label mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities (in thousands, except percentages). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur within the FHLBank-owned senior tranches.

	As of March 31, 2010
				Percent
				Average	Serious
Private-Label		Unrealized	Investment	Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime(1) – Year of Securitization 2003	$164,143	$(68)	AAA	7.9%	1.05%

Total	$164,143	$(68)

	As of December 31, 2009
				Percent
				Average	Serious
Private-Label		Unrealized	Investment	Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime(1) – Year of Securitization 2003	$186,909	$(402)	AAA	7.6%	0.54%

Total	$186,909	$(402)

(1)	As defined by the originator at the time of origination.

(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	March 31, 2010
	Less than 12 Months		12 Months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

U.S. Treasury obligations	$27,057	$(1)	$-	$-	$27,057	$(1)
State or local housing agency obligations	-	-	8,005	(390)	8,005	(390)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities*	1,643,794	(6,306)	-	-	1,643,794	(6,306)
Private-label residential mortgage-backed securities	30,563	(68)	-	-	30,563	(68)

Total temporarily impaired	$1,701,414	$(6,375)	$8,005	$(390)	$1,709,419	$(6,765)

	December 31, 2009
	Less than 12 Months		12 Months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$-	$-	$9,865	$(510)	$9,865	$(510)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities*	1,578,801	(19,217)	-	-	1,578,801	(19,217)
Private-label residential mortgage-backed securities	-	-	129,046	(402)	129,046	(402)

Total temporarily impaired	$1,578,801	$(19,217)	$138,911	$(912)	$1,717,712	$(20,129)

*	Consists of securities issued or guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at the dates indicated by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2010		December 31, 2009
	Amortized		Amortized
Year of Maturity	Cost(1)	Fair Value	Cost(1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$27,058	$27,057	$26,688	$26,692
Due after 1 year through 5 years	-	-	-	-
Due after 5 years through 10 years	5,335	5,098	7,210	6,858
Due after 10 years	3,060	2,907	3,165	3,007

Total other	35,453	35,062	37,063	36,557

Mortgage-backed securities	12,297,436	12,712,855	11,434,018	11,801,155

Total	$12,332,889	$12,747,917	$11,471,081	$11,837,712

(1)	Carrying value equals amortized cost.

The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net purchased premiums (discounts) (in thousands) of $16,793 and $(11,036) at March 31, 2010 and December 31, 2009.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as held-to-maturity at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$32,393	$33,898
Variable-rate	3,060	3,165

Total other	35,453	37,063

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	9,438,832	8,175,384
Collateralized mortgage obligations:
Fixed-rate	2,858,604	3,258,634

Total mortgage-backed securities	12,297,436	11,434,018

Total	$12,332,889	$11,471,081

Realized Gains and Losses. The FHLBank did not sell any securities out of its held-to-maturity portfolio during the three months ended March 31, 2010. The FHLBank sold securities out of its held-to-maturity portfolio during the three months ended March 31, 2009, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are considered as maturities for purposes of security classification. The FHLBank realized (in thousands) $5,943 in gross gains and no gross losses on these sales during the three months ended March 31, 2009.
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
For its government-sponsored enterprise residential mortgage-backed securities, the FHLBank determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of March 31, 2010, all of the gross unrealized losses on its government-sponsored enterprise mortgage-backed securities were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at March 31, 2010.
The FHLBank assesses whether the entire amortized cost bases of the private-label residential mortgage-backed securities will be recovered by initially selecting all private-label mortgage-backed securities in an unrealized loss position for cash flow analysis.
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
The FHLBank performs cash flow analyses for securities in which underlying loan collateral data is available by using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBank’s housing price forecast as of March 31, 2010 assumed CBSA level current-to-trough home price declines ranging from 0 percent to 12 percent over the next 6 to 12 month period beginning January 1, 2010. Thereafter, home prices are projected to remain flat in the first six months, before increasing 0.5 percent in the next six months, 3 percent in the next year and 4 percent in each subsequent year.
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
As a result of the evaluation, the FHLBank believes that it will recover the entire amortized cost basis in its private-label residential mortgage-backed securities. Additionally, because the FHLBank does not intend to sell such securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, it did not consider the private-label residential mortgage-backed securities to be other-than-temporarily impaired at March 31, 2010.
The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at March 31, 2010 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell its securities nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at March 31, 2010.

Note 7—Advances
Redemption Terms. At March 31, 2010 and December 31, 2009, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 12), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$532	0.26%	$5,768	0.16%

Due in 1 year or less	6,397,972	2.34	7,847,507	2.21
Due after 1 year through 2 years	3,747,266	2.52	3,995,206	2.60
Due after 2 years through 3 years	9,629,556	2.32	8,453,929	2.78
Due after 3 years through 4 years	1,251,853	3.40	3,594,664	1.30
Due after 4 years through 5 years	2,678,905	1.69	2,309,201	1.74
Thereafter	8,564,399	2.18	8,917,209	2.22

Total par value	32,270,483	2.30	35,123,484	2.27

Commitment fees	(1,079)		(1,098)
Discount on AHP Advances	(29,257)		(30,062)
Premiums	4,644		4,724
Discount	(7,830)		(7,871)
Hedging adjustments	732,235		729,248

Total	$32,969,196		$35,818,425

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2010 and December 31, 2009, the FHLBank had callable Advances (in thousands) of $13,245,397 and $12,372,949.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity	March 31,	December 31,
or Next Call Date	2010	2009

Overdrawn demand deposit accounts	$532	$5,768

Due in 1 year or less	14,943,838	17,458,003
Due after 1 year through 2 years	3,731,692	3,724,132
Due after 2 years through 3 years	6,721,556	6,500,929
Due after 3 years through 4 years	1,219,547	1,607,613
Due after 4 years through 5 years	1,269,289	1,089,180
Thereafter	4,384,029	4,737,859

Total par value	$32,270,483	$35,123,484

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At March 31, 2010 and December 31, 2009, the FHLBank had putable Advances outstanding totaling (in thousands) $6,982,850 and $7,037,350.

Through December 2005, the FHLBank offered convertible Advances. At March 31, 2010 and December 31, 2009, the FHLBank had convertible Advances outstanding totaling (in thousands) $2,398,000 and $2,816,000.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for putable/convertible Advances (in thousands):

Year of Contractual Maturity	March 31,	December 31,
or Next Put/Convert Date	2010	2009

Overdrawn demand deposit accounts	$532	$5,768
Due in 1 year or less	14,494,622	16,204,957
Due after 1 year through 2 years	3,409,266	3,440,406
Due after 2 years through 3 years	5,964,556	4,805,929
Due after 3 years through 4 years	1,037,353	3,445,264
Due after 4 years through 5 years	1,972,405	1,865,801
Thereafter	5,391,749	5,355,359

Total par value	$32,270,483	$35,123,484

The FHLBank has never experienced a credit loss on an Advance to a member. Based upon the collateral pledged as security for its Advances and the creditworthiness of its members, management believes that an allowance for losses on Advances is unnecessary.
The following table shows Advance balances at the dates indicated to borrowers holding five percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

March 31, 2010			December 31, 2009
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$8,315	26%	U.S. Bank, N.A.	$9,315	27%
PNC Bank, N.A. (1)	4,001	12	PNC Bank, N.A. (1)	4,282	12
Fifth Third Bank	2,538	8	Fifth Third Bank	2,538	7

Total	$14,854	46%	Total	$16,135	46%

(1)	Formerly National City Bank.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at the dates indicated (in thousands):

	March 31,	December 31,
	2010	2009
Par value of Advances:
Fixed-rate	$16,003,554	$17,748,767
Variable-rate	16,266,929	17,374,717

Total	$32,270,483	$35,123,484

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated basis adjustments related to hedging activities on those Advances and/or net of any deferrals on Advance modifications. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $3,707 and $3,815 for the three months ended March 31, 2010 and 2009, respectively.

Note 8—Mortgage Loans Held for Portfolio, Net
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	March 31, 2010	December 31, 2009
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,248,025	$1,327,321
Fixed rate long-term single-family mortgages	7,699,904	7,952,670

Subtotal fixed rate single-family mortgages	8,947,929	9,279,991

Premiums	94,115	96,551
Discounts	(9,293)	(9,590)
Hedging basis adjustments	(514)	(1,200)

Total	$9,032,237	$9,365,752

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	March 31, 2010	December 31, 2009

Conventional loans	$7,411,536	$7,745,396
Government-guaranteed/insured loans	1,536,393	1,534,595

Total par value	$8,947,929	$9,279,991

The conventional mortgage loans are supported by some combination of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the three months ended March 31, 2010 (in thousands):

Lender Risk Account at December 31, 2009	$55,070
Additions	302
Claims	(1,213)
Scheduled distributions	(867)

Lender Risk Account at March 31, 2010	$53,292

The FHLBank had no nonaccrual loans at March 31, 2010 and December 31, 2009.
At March 31, 2010 and December 31, 2009, the FHLBank had no mortgage loans that were considered impaired.
The FHLBank has realized no credit losses on mortgage loans to date and no event has occurred that would cause the FHLBank to believe it will have to absorb any other than de minimis credit losses on the mortgage loans held at period end. Accordingly, the FHLBank has not provided any allowances for losses on these mortgage loans.
The following table shows unpaid principal balances at the dates indicated to members and former members supplying five percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	March 31, 2010		December 31, 2009
	Principal	% of Total	Principal	% of Total

PNC Bank, N.A. (1)	$3,450	39%	$3,608	39%
Union Savings Bank	2,551	29	2,726	29
Guardian Savings Bank FSB	696	8	751	8
Liberty Savings Bank	518	6	488	5

Total	$7,215	82%	$7,573	81%

(1)	Formerly National City Bank.

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
Investments – The FHLBank invests in certificates of deposit, bank notes, U.S. Treasury obligations, government-sponsored enterprise debt securities, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and, possibly, derivatives. The FHLBank may manage the prepayment and interest rate risk by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions.
Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. Based on credit analyses and collateral requirements at March 31, 2010, the management of the FHLBank does not anticipate any credit losses on its derivative agreements. See Note 16 for discussion regarding the FHLBank’s fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.
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
As of March 31, 2010 and December 31, 2009, the FHLBank’s maximum credit risk, as defined above, was approximately $17,552,000 and $40,668,000, respectively. These totals include $7,926,000 and $30,518,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty. The FHLBank held $14,202,000 and $31,603,000 of cash as collateral as of March 31, 2010 and December 31, 2009, for net uncollateralized balances of $3,350,000 and $9,065,000, respectively. The FHLBank held no securities as collateral as of March 31, 2010 and December 31, 2009. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.
Certain of the FHLBank’s interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating were lowered by a major credit rating agency, the FHLBank could be required to deliver additional collateral. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at March 31, 2010 was $688,828,000, for which the FHLBank had posted collateral of $443,785,000 in the normal course of business, resulting in a net balance of $245,043,000. If the FHLBank’s credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $134,448,000 of collateral (at fair value) to its derivatives counterparties at March 31, 2010. However, the FHLBank’s credit ratings have not changed during the previous 12 months.
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

	March 31, 2010
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$22,281,350	$143,108	$(812,797)

Derivatives not designated as hedging instruments:
Interest rate swaps	384,000	6,550	(8,220)
Mortgage delivery commitments	58,459	83	(251)

Total derivatives not designated as hedging instruments	442,459	6,633	(8,471)

Total derivatives before netting and collateral adjustments	$22,723,809	149,741	(821,268)

Netting adjustments		(132,189)	132,189
Cash collateral and related accrued interest		(14,202)	443,785

Total collateral and netting adjustments (1)		(146,391)	575,974

Derivative assets and derivative liabilities as reported on the Statement of Condition		$3,350	$(245,294)

	December 31, 2009
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$28,460,850	$181,621	$(824,187)

Derivatives not designated as hedging instruments:
Interest rate swaps	384,000	6,206	(8,053)
Mortgage delivery commitments	79,391	20	(817)

Total derivatives not designated as hedging instruments	463,391	6,226	(8,870)

Total derivatives before netting and collateral adjustments	$28,924,241	187,847	(833,057)

Netting adjustments		(147,179)	147,179
Cash collateral and related accrued interest		(31,603)	457,681

Total collateral and netting adjustments (1)		(178,782)	604,860

Derivative assets and derivative liabilities as reported on the Statement of Condition		$9,065	$(228,197)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

The following table presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income for the dates indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$1,743	$4,770

Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(1,526)	2,284
Forward rate agreements	-	(1,455)
Net interest settlements	568	284

Mortgage delivery commitments	1,171	(1,325)

Total net gain (loss) related to derivatives not designated as hedging instruments	213	(212)

Net gains on derivatives and hedging activities	$1,956	$4,558

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income for the dates indicated (in thousands):

	Three Months Ended March 31, 2010
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income(1)
Hedged Item Type:
Advances	$(2,214)	$3,050	$836	$(119,249)
Consolidated Bonds	2,214	(1,307)	907	43,609

	$-	$1,743	$1,743	$(75,640)

	Three Months Ended March 31, 2009
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income(1)
Hedged Item Type:
Advances	$116,451	$(118,614)	$(2,163)	$(110,060)
Consolidated Bonds	(30,760)	37,693	6,933	33,999

	$85,691	$(80,921)	$4,770	$(76,061)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Note 10—Deposits
The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	March 31, 2010	December 31, 2009

Interest bearing:
Demand and overnight	$1,312,116	$1,969,815
Term	247,525	80,200
Other	25,282	26,811

Total interest bearing	1,584,923	2,076,826

Non-interest bearing:
Other	5,990	7,995

Total non-interest bearing	5,990	7,995

Total deposits	$1,590,913	$2,084,821

The average interest rates paid on interest bearing deposits were 0.07 percent and 0.17 percent in the three months ended March 31, 2010 and 2009, respectively.
The aggregate amount of time deposits with a denomination of $100 thousand or more were (in thousands) $247,525 and $80,150 as of March 31, 2010 and December 31, 2009.
Note 11—Consolidated Obligations
Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type (in thousands):

	March 31, 2010	December 31, 2009
Par value of Consolidated Bonds:
Fixed-rate	$34,921,177	$ 40,087,689
Variable-rate	1,000,000	1,000,000

Total par value	$35,921,177	$ 41,087,689

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$9,204,750	2.02%	$14,319,000	1.80%
Due after 1 year through 2 years	6,630,000	2.48	6,666,750	2.47
Due after 2 years through 3 years	5,593,600	3.05	6,048,600	3.11
Due after 3 years through 4 years	4,102,450	3.38	3,946,450	3.44
Due after 4 years through 5 years	2,384,500	3.76	2,422,500	3.78
Thereafter	7,809,000	4.36	7,477,000	4.44
Index amortizing notes	196,877	4.99	207,389	4.99

Total par value	35,921,177	3.06	41,087,689	2.87

Premiums	65,832		62,871
Discounts	(28,192)		(28,955)
Deferred net loss on terminated hedges	389		524
Hedging adjustments	101,703		100,461

Total	$36,060,909		$41,222,590

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	March 31, 2010	December 31, 2009
Par value of Consolidated Bonds:
Non-callable/nonputable	$23,461,177	$28,256,689
Callable	12,460,000	12,831,000

Total par value	$35,921,177	$41,087,689

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2010	2009

Due in 1 year or less	$18,695,750	$24,630,000
Due after 1 year through 2 years	6,987,000	6,516,750
Due after 2 years through 3 years	3,520,600	3,703,600
Due after 3 years through 4 years	2,470,450	2,336,450
Due after 4 years through 5 years	1,548,500	1,271,500
Thereafter	2,502,000	2,422,000
Index amortizing notes	196,877	207,389

Total par value	$35,921,177	$41,087,689

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate(1)

March 31, 2010	$25,037,849	$25,041,602	0.13%

December 31, 2009	$23,186,731	$23,188,797	0.08%

(1)	Represents an implied rate.

Note 12—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the three months ended March 31, 2010 (in thousands):

Balance at December 31, 2009	$98,341
Expense (current year additions)	5,361
Subsidy uses, net	(5,338)

Balance at March 31, 2010	$98,364

Note 13—Capital
The following table demonstrates the FHLBank’s compliance with the Finance Agency’s capital requirements at the dates indicated (dollars in thousands):

	March 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$416,688	$3,906,834	$389,380	$4,150,734
Capital-to-assets ratio	4.00%	5.76%	4.00%	5.81%
Regulatory capital	$2,711,841	$3,906,834	$2,855,465	$4,150,734
Leverage capital-to-assets ratio	5.00%	8.64%	5.00%	8.72%
Leverage capital	$3,389,801	$5,860,251	$3,569,332	$6,226,101
As of March 31, 2010 and December 31, 2009, the FHLBank had (in thousands) $411,833 and $675,479 in capital stock classified as mandatorily redeemable on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	March 31, 2010		December 31, 2009
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals(1)	16	$411,833	18	$596,366
Other redemptions	-	-	5	79,113

Total	16	$411,833	23	$675,479

(1)	Withdrawals primarily include members that attain non-member status by merger or acquisition, charter termination, or involuntary termination of membership.
The following table provides the dollar amounts (in thousands) for activities recorded in mandatorily redeemable capital stock for the noted period:

Balance, December 31, 2009	$675,479
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	12
Other redemptions	5,000
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(184,545)
Other redemptions	(84,113)

Balance, March 31, 2010	$411,833

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	March 31, 2010	December 31, 2009
Due in 1 year or less	$9,916	$7,025
Due after 1 year through 2 years	4,012	7,231
Due after 2 years through 3 years	48,745	48,269
Due after 3 years through 4 years	7,464	9,375
Due after 4 years through 5 years	341,696	603,579

Total par value	$411,833	$675,479

Capital Concentration. The following table presents holdings of five percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes stock held by any known affiliates that are members of the FHLBank (dollars in millions):

March 31, 2010			December 31, 2009
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$591	17%	U.S. Bank, N.A.	$591	16%
Fifth Third Bank	401	11	PNC Bank, N.A. (1)	404	11
PNC Bank, N.A. (1)	285	8	Fifth Third Bank	401	11
KeyBank, N.A.	179	5	The Huntington National Bank	241	6

Total	$1,456	41%	Total	$1,637	44%

(1)	Formerly National City Bank.
Note 14—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $784,000 and $813,000 in the three months ended March 31, 2010 and 2009, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $305,000 and $299,000 in the three months ended March 31, 2010 and 2009, respectively.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan which restores those pension benefits that would be available under the defined benefit plan (and, until December 2009, also restored benefits that would be available under the defined contribution plan) were it not for legal limitations on such benefits. The defined contribution feature of the BEP was terminated in December 2009. The FHLBank also sponsors a fully insured postretirement benefits program that includes health care and life insurance benefits for eligible retirees.

The FHLBank’s contributions to the defined contribution feature of the BEP used the same matching rules as the qualified defined contribution plan discussed above as well as the market related earnings. The FHLBank’s contributions for the three months ended March 31 were (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Matching contributions	$-	$37
Market related earnings (losses)	119	(257)

Net	$119	$(220)

Components of the net periodic benefit cost for the defined benefit feature of the BEP and the postretirement benefits plan for the three months ended March 31 were (in thousands):

	Three Months Ended March 31,
			Postretirement
	BEP		Benefits Plan
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$128	$110	$12	$13
Interest cost	294	274	48	45
Amortization of unrecognized net loss	225	156	-	-

Net periodic benefit cost	$647	$540	$60	$58

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
The following tables set forth the FHLBank’s financial performance by operating segment for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2010
Net interest income	$41,646	$26,615	$68,261
Other income	2,415	1,173	3,588
Other expenses	11,103	1,966	13,069

Income before assessments	32,958	25,822	58,780

Affordable Housing Program	3,253	2,108	5,361
REFCORP	5,941	4,743	10,684

Total assessments	9,194	6,851	16,045

Net income	$23,764	$18,971	$42,735

Average assets	$64,084,270	$9,230,810	$73,315,080

Total assets	$58,723,848	$9,072,165	$67,796,013

2009
Net interest income	$91,267	$21,632	$112,899
Other income (loss)	15,556	(2,774)	12,782
Other expenses	10,300	1,708	12,008

Income before assessments	96,523	17,150	113,673

Affordable Housing Program	7,990	1,400	9,390
REFCORP	17,707	3,150	20,857

Total assessments	25,697	4,550	30,247

Net income	$70,826	$12,600	$83,426

Average assets	$86,646,054	$9,111,189	$95,757,243

Total assets	$81,897,294	$9,815,714	$91,713,008

Note 16—Fair Value Disclosures
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
Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. Interest income and interest expense carried on Advances and Consolidated Bonds at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid. Any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. The FHLBank did not elect the fair value option for any financial assets or financial liabilities during the three months ended March 31, 2010.
Fair Value Hierarchy. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is.
Outlined below is the application of the fair value hierarchy to the FHLBank’s financial assets and financial liabilities that were carried at fair value at March 31, 2010.
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
Fair Value Measurements at March 31, 2010 Using:

				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Assets
Trading securities:
Government-sponsored enterprises debt securities	$-	$1,549,987	$-	$-	$1,549,987
Other U.S. obligation residential mortgage-backed securities	-	2,616	-	-	2,616

Total trading securities	-	1,552,603	-	-	1,552,603

Available-for-sale securities:
Certificates of deposit and bank notes	-	3,924,817	-	-	3,924,817
Derivative assets:
Interest rate swaps	-	149,658	-	(146,391)	3,267
Mortgage delivery commitments	-	83	-	-	83

Total derivative assets	-	149,741	-	(146,391)	3,350

Total assets at fair value	$-	$5,627,161	$-	$(146,391)	$5,480,770

Liabilities
Derivative liabilities:
Interest rate swaps	$-	$(821,017)	$-	$575,974	$(245,043)
Mortgage delivery commitments	-	(251)	-	-	(251)

Total derivative liabilities	-	(821,268)	-	575,974	(245,294)

Total liabilities at fair value	$-	$(821,268)	$-	$575,974	$(245,294)

Fair Value Measurements at December 31, 2009 Using:

				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral(1)	Total
Assets
Trading securities:
Government-sponsored enterprises debt securities	$-	$3,799,336	$-	$-	$3,799,336
Other U.S. obligation residential mortgage-backed securities	-	2,677	-	-	2,677

Total trading securities	-	3,802,013	-	-	3,802,013

Available-for-sale securities:
Certificates of deposit	-	6,669,636	-	-	6,669,636

Derivative assets:
Interest rate swaps	-	187,827	-	(178,782)	9,045
Mortgage delivery commitments	-	20	-	-	20

Total derivative assets	-	187,847	-	(178,782)	9,065

Total assets at fair value	$-	$10,659,496	$-	$(178,782)	$10,480,714

Liabilities
Derivative liabilities:
Interest rate swaps	$-	$(832,240)	$-	$604,860	$(227,380)
Mortgage delivery commitments	-	(817)	-	-	(817)

Total derivative liabilities	-	(833,057)	-	604,860	(228,197)

Total liabilities at fair value	$-	$(833,057)	$-	$604,860	$(228,197)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same counterparties.
For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Any transfers are reported as of the beginning of the period. The FHLBank did not have any transfers during the three months ended March 31, 2010 or 2009.
Significant Inputs of Recurring Fair Value Measurements. The following significant inputs are used to determine the fair value of those instruments carried on the Statement of Condition at fair value which are classified as Level 2 or Level 3 within the fair value hierarchy. A description of the valuation methodologies and techniques is provided below under the section entitled Fair Value Methodologies and Techniques.
Investment securities – Non-mortgage-backed securities: The FHLBank uses either an income approach based on a market-observable interest rate curve adjusted for a spread or prices received from pricing services to determine the fair value of non-mortgage-backed investment securities. The FHLBank believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured. The significant inputs include either a market-observable interest rate curve and a discount spread, if applicable, or the price received from the pricing service.

See the following table for the inputs used for each non-mortgage-backed security investment class at March 31, 2010 (in thousands).

	Interest Rate Curve/	Spread Range to
	Pricing Services	the Interest Rate Curve	Fair Value
Government-sponsored enterprises debt securities	Agency Discount Note	None	$1,549,987
Certificates of deposit and bank notes	Pricing Services	N/A	3,924,817
Investment securities – Mortgage-backed securities: For mortgage-backed securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank establishes a price for each mortgage-backed security using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.
As of March 31, 2010, all of the FHLBank’s mortgage-backed securities holdings were priced using this valuation technique. The relative proximity of the prices received support the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value.
Derivative assets/liabilities: The fair value of derivatives is determined using discounted cash flow analysis (income approach). The discounted cash flow model utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
     Interest-rate swaps:
▪	LIBOR swap curve; and

▪	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
     Mortgage delivery commitments:
▪	TBA price. Market-based prices of TBAs by coupon class and expected term until settlement, adjusted to reflect the contractual terms of the mortgage delivery commitments, similar to the mortgage loans held for portfolio process. The adjustments to the market prices are market observable, or can be corroborated with observable market data.
Fair Value Methodologies and Techniques. The fair value amounts recorded on the Statement of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of March 31, 2010 and December 31, 2009. The fair values reflect the FHLBank’s judgment of how a market participant would estimate the fair values. The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
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
Trading securities: The FHLBank’s trading portfolio consists of discount notes issued by Freddie Mac and/or Fannie Mae and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities. The FHLBank determines the fair value of each discount note using indicative fair values derived from a discounted cash flow methodology using the market-observed inputs described above. For mortgage-backed securities, the FHLBank determines the fair value by using the third-party vendor approach described above.
Available-for-sale securities: The FHLBank’s available-for-sale portfolio consists of certificates of deposit and bank notes. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security’s indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.
Held-to-maturity securities: The FHLBank’s held-to-maturity portfolio consists of U.S. Treasury obligations, taxable municipal bonds, and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security and collateralized mortgage obligation is determined by using the third-party vendor approach described above. The fair value for U.S. Treasury obligations is determined using indicative fair values derived from a discounted cash flow methodology using observable market inputs as their basis. The fair value for taxable municipal bonds is determined based on each security’s indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.
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
Derivative assets/liabilities: The FHLBank’s derivative assets/liabilities consist of interest rate swaps and mortgage delivery commitments. The FHLBank’s interest rate swaps are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate swap using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources) as noted above. The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate swaps, including the period to maturity, as well as the significant inputs noted above.
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
The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjustments noted above, similar to the mortgage loans held for portfolio process.
The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the FHLBank enters into derivatives with highly-rated institutions and executes master netting agreements with its derivative counterparties. In addition, to limit the FHLBank’s net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at March 31, 2010 or December 31, 2009.
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
Adjustments may be necessary to reflect the 12 FHLBanks’ credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability of Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the three months ended March 31, 2010 or 2009.
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

The carrying values and fair values of the FHLBank’s financial instruments at March 31, 2010 and December 31, 2009 were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	March 31, 2010		December 31, 2009
	Carrying		Carrying
Financial Instruments	Value	Fair Value	Value	Fair Value

Assets:
Cash and due from banks	$1,732,745	$1,732,745	$1,807,343	$1,807,343
Interest-bearing deposits	143	143	126	126
Securities purchased under resale agreements	100,000	100,000	100,000	100,000
Federal funds sold	5,965,000	5,965,000	2,150,000	2,150,000
Trading securities	1,552,603	1,552,603	3,802,013	3,802,013
Available-for-sale securities	3,924,817	3,924,817	6,669,636	6,669,636
Held-to-maturity securities	12,332,889	12,747,917	11,471,081	11,837,712
Advances	32,969,196	33,144,310	35,818,425	35,977,680
Mortgage loans held for portfolio, net	9,032,237	9,310,300	9,365,752	9,617,913
Accrued interest receivable	144,485	144,485	151,690	151,690
Derivative assets	3,350	3,350	9,065	9,065

Liabilities:
Deposits	(1,590,913)	(1,591,012)	(2,084,821)	(2,084,975)
Consolidated Obligations:
Discount Notes	(25,037,849)	(25,037,810)	(23,186,731)	(23,187,365)
Bonds	(36,060,909)	(36,768,649)	(41,222,590)	(41,836,797)
Mandatorily redeemable capital stock	(411,833)	(411,833)	(675,479)	(675,479)
Accrued interest payable	(256,596)	(256,596)	(309,007)	(309,007)
Derivative liabilities	(245,294)	(245,294)	(228,197)	(228,197)

Other:
Standby bond purchase agreements	-	2,251	-	1,947
Note 17—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	March 31, 2010	December 31, 2009
Mandatory Delivery Contracts for mortgage loans	$58,459	$79,391
Outstanding Standby Letters of Credit	3,585,868	4,414,743
Consolidated Obligations – committed to, not settled (par value) (1)	470,532	651,159
Standby bond purchase agreements (principal)	406,690	411,965
(1)	At March 31, 2010 and December 31, 2009, $80 million and $525 million, respectively, of these commitments were hedged with associated interest rate swaps.
In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par values of the outstanding Consolidated Obligations of all 12 FHLBanks were $870.9 billion and $930.6 billion at March 31, 2010 and December 31, 2009, respectively.
In early March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the automatic termination of those transactions and the market value fee the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. In early May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously dispute any claim for additional amounts.
The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank’s financial condition or results of operations.
Note 18—Transactions with Other FHLBanks
The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2010 or December 31, 2009. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. There were no such investments outstanding at March 31, 2010 or December 31, 2009. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the three months ended March 31 (in thousands):

	Average Daily Balances
	2010	2009
Loans to other FHLBanks	$4,444	$278

Borrowings from other FHLBanks	1,389	5,556

Investments in other FHLBanks	-	19,979
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issue new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the three months ended March 31, 2010 or 2009. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.
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

	March 31, 2010		December 31, 2009
	Balance	% of Total (1)	Balance	% of Total(1)
Advances	$829	2.6%	$1,146	3.3%
Mortgage Purchase Program	55	0.6	113	1.2
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	158	4.5	179	4.8
Derivatives	-	-	-	-
(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
March 31, 2010	Balance	% of Total	Principal	Principal Balance

U.S. Bank, N.A.	$591	17%	$ 8,315	$ 90
Fifth Third Bank	401	11	2,538	11
PNC Bank, N.A. (1)	285	8	4,001	3,450
Keybank, N.A.	179	5	174	-

Total	$1,456	41%	$ 15,028	$ 3,551

(1) Formerly National City Bank.

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2009	Balance	% of Total	Principal	Principal Balance

U.S. Bank, N.A.	$591	16%	$ 9,315	$ 94
PNC Bank, N.A. (1)	404	11	4,282	3,608
Fifth Third Bank	401	11	2,538	12
The Huntington National Bank	241	6	170	322

Total	$1,637	44%	$ 16,305	$ 4,036

(1) Formerly National City Bank.
Non-member Affiliates. The FHLBank has relationships with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members’ bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the three months ended March 31, 2010 or 2009. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $8,395,000 and $10,375,000 as of March 31, 2010 and December 31, 2009, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of March 31, 2010 or December 31, 2009. The FHLBank did not have any investments in or borrowings extended to any other non-member affiliates during the three months ended March 31, 2010 or 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, credit, market, and member conditions on our financial condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, and members’ mergers and consolidations, deposit flows, liquidity needs, and loan demand;
▪	political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other FHLBanks and other government-sponsored enterprises, and/or investors in the Federal Home Loan Bank System’s (FHLBank System) debt securities, which are called Consolidated Obligations or Obligations;
▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;
▪	the financial results and actions of other FHLBanks that could affect our ability, in relation to the FHLBank System’s joint and several liability for Consolidated Obligations, to access the capital markets on favorable terms or preserve our profitability, or could alter the regulations and legislation to which we are subject;
▪	changes in investor demand for Consolidated Obligations;
▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;
▪	the ability to attract and retain skilled individuals;
▪	the ability to develop and support technology and information systems that effectively manage the risks we face;
▪	the ability to successfully manage new products and services; and
▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.
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
Financial Condition
Assets and Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
				Three Months Ended		Year Ended
	March 31,		December 31,	March 31,		December 31,
(Dollars in millions)	2010	2009	2009	2010	2009	2009

Advances (principal)	$32,270	$46,111	$35,123	$33,440	$51,209	$43,624

Mortgage Purchase Program:

Mortgage loans held for portfolio (principal)	8,948	9,708	9,280	9,102	9,023	9,498

Mandatory Delivery Contracts (notional)	59	580	79	62	1,471	566

Total Mortgage Purchase Program	9,007	10,288	9,359	9,164	10,494	10,064

Letters of Credit (notional)	3,586	6,460	4,415	3,898	7,039	5,917

Total Mission Asset Activity	$44,863	$62,859	$48,897	$46,502	$68,742	$59,605

Retained earnings	$416	$365	$412	$429	$375	$405

Capital-to-assets ratio	5.14%	4.75%	4.86%	4.75%	4.54%	4.96%

Regulatory capital-to-assets ratio (1)	5.76	4.87	5.81	5.44	4.67	5.22

(1) See the “Capital Resources” section for further description of regulatory capital.
Total assets at March 31, 2010 were $67,796 million, a decline of $3,591 million (five percent) from year-end 2009. Average total assets in the first three months of 2010 were $73,315 million, a decline of $22,442 million (23 percent) from the same period of 2009.

The trends in our financial condition that began in the fourth quarter of 2008 and that persisted during 2009 continued in the first three months of 2010. Like many financial institutions, our asset balances—especially Advances—have been negatively affected by the ongoing effects of the economic recession and the financial crisis in 2008 and 2009. We also lost Advances due to mergers, in 2009 and prior years, of former members with financial institutions chartered outside our Fifth District.
Mission Asset Activity—comprised of Advances, Letters of Credit, and the Mortgage Purchase Program—totaled $44,863 million on March 31, 2010, a decrease of $4,034 million (eight percent) from the end of 2009. Advance principal fell $2,853 million (eight percent) from year end and $13,841 million (30 percent) from March 31, 2009, while the notional principal of Letters of Credit fell $829 million (19 percent) from year-end 2009 and $2,874 million (44 percent) from March 31, 2009. The Mortgage Purchase Program’s principal balance declined $332 million (four percent) from year-end 2009 and $760 million (eight percent) from March 31, 2009.
The lower Advances occurred broadly throughout our membership on a percentage basis for three primary reasons.
▪	The recession lowered demand for our bank and credit union members’ consumer, mortgage, and commercial loans, with their total loans decreasing six percent ($37 billion) in 2009.
▪	Our bank and credit union members’ overall deposit base increased, with their total deposits expanding four percent ($23 billion) in 2009. The differential between members’ changes in loan versus deposit balances was ten percent, or $60 billion. We believe the loan and deposit trends continued in the first quarter of 2010.
▪	The government, led by the Federal Reserve System, maintained many of the significant funding and liquidity stimulus programs that had been made available to members beginning in 2008 to combat the financial crisis and recession. The most significant aspects related to Advance demand between the first quarter of 2009 and the first quarter of 2010 were 1) liquidity provided through the Troubled Asset Relief Program (TARP) and other direct lending and capital programs, 2) various forms of additional government guarantees of liabilities of financial institutions, and, especially, 3) the dramatic increase in excess bank reserves created by the Federal Reserve’s expansion of its balance sheet, in particular its quantitative easing programs including significant direct purchases of mortgage-backed securities. In particular, excess reserves continued to expand in the second half of 2009 and the first three months of 2010, which we believe were a significant reason for the continuing decrease in Advance balances.
The decrease in the available lines in the Letters of Credit program was due to reduced usage by a few large members, consistent with their lower need for liquidity and financial guarantees from the FHLBank. This program is more concentrated than Advances.
Mortgage Purchase Program balances declined as mortgage rates stabilized within a narrow range and the difficulties in the housing and mortgage markets continued, both of which reduced refinancing activity. In addition, sharp recent increases in the cost of supplemental mortgage insurance, discussed below, have negatively affected the competitiveness of the prices we offer to purchase mortgages from our members. We purchased only $131 million of loans in the first quarter.
Despite the lower overall Mission Asset Activity, we continued to provide reliable and attractively priced wholesale funding to our members. As of March 31, 2010, members funded on average well over four percent of their assets with Advances, the penetration rate was relatively stable with almost 80 percent of members holding Mission Asset Activity, and the number of active sellers and participants in the Mortgage Purchase Program continued to be robust.
Capital
Capital adequacy continued to be strong and exceeded all minimum regulatory capital requirements. GAAP capital stood at $3,487 million on March 31, 2010, including $416 million of retained earnings. The GAAP capital-to-assets ratio was at 5.14 percent. The regulatory capital-to-assets ratio was 5.76 percent, which was well above the required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability, which provides the same protections as GAAP capital against losses to holders of our Consolidated Obligations.
Other Assets
The balance of investments on March 31, 2010 was $23,875 million, almost the same as at the end of 2009. Total investments included $12,283 million of mortgage-backed securities principal and $11,567 million of short-term money market instruments. The latter are generally held for liquidity purposes to support members’ funding needs and to protect against the potential inability to access capital markets for debt issuance.
Results of Operations
The table below summarizes our results of operations.

	Three Months		Year Ended
	Ended March 31,		December 31,
(Dollars in millions)	2010	2009	2009

Net income	$43	$83	$ 268

Affordable Housing Program accrual	5	9	31

Return on average equity (ROE)	4.98%	7.78%	6.38%

Return on average assets	0.24	0.35	0.32

Weighted average dividend rate	4.50	4.50	4.63

Average 3-month LIBOR	0.26	1.24	0.69

Average overnight Federal Funds effective rate	0.13	0.18	0.16

ROE spread to 3-month LIBOR	4.72	6.54	5.69

Dividend rate spread to 3-month LIBOR	4.24	3.26	3.94

ROE spread to Federal Funds effective rate	4.85	7.60	6.22

Dividend rate spread to Federal Funds effective rate	4.37	4.32	4.47
The $43 million of net income in the first quarter of 2010 was down $40 million (49 percent) from the same period in 2009. Return on average equity (ROE) was 4.98 percent compared to 7.78 percent in the first quarter of 2009. However, earnings continued to represent a competitive level of profitability on stockholders’ capital investment in our company. The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the competitiveness of the return on their capital investment, which, along with access to our products and services, is a key source of membership value. These spreads in the first quarter of 2010 were below those in the first quarter and full year of 2009, but continued to be significantly above those benchmarks and very favorable compared to long-term historical levels.
The decrease in net income and ROE resulted primarily from the following factors:
▪	Until mid-year 2009, the FHLBank earned significantly wider-than-normal portfolio spreads on many short-term and adjustable-rate assets indexed to LIBOR and funded with short-term Discount Notes.
▪	The first quarter of 2009 had $14 million in income from: $6 million in gains from the sale of mortgage-backed securities, $4 million in Advance prepayment fees, and $4 million in net market value gains (primarily unrealized) relating to accounting for derivatives. By comparison, income from the latter two items totaled $4 million in the first quarter of 2010 and there were no security sales.
▪	Average short-term interest rates were lower in the first quarter of 2010 compared to the first quarter of 2009, which reduced the amount of earnings generated from funding assets with interest-free capital. The benchmark 3-month LIBOR rate averaged 0.26 percent in the first quarter of 2010, compared to 1.24 percent in the same period of 2009.
▪	The over $20 billion reduction in total average assets also decreased income.
The wider portfolio spreads earned in the first half of 2009 resulted from the financial market disruptions that began in 2008, which increased the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as FHLBank Discount Notes. Discount Notes are used to fund a large amount of LIBOR-indexed assets. In the second half of 2009, short-term LIBOR decreased, reverting the spread between LIBOR and Discount Notes back to approximate long-term historical levels. The LIBOR-Discount Note spread was at a relatively normal level in the first quarter of 2010.

These unfavorable impacts on earnings were partially offset by lower interest expense because, throughout 2009 and the first quarter of 2010, we retired a significant amount—approximately $17 billion—of Consolidated Obligation Bonds before their final maturities, in response to the decline in intermediate- and long-term interest rates. The Bonds were replaced with new debt at substantially lower interest costs.
The business and market environments allowed us to generate earnings sufficient to pay stockholders a very competitive dividend return in the first quarter and to increase retained earnings. Our Board of Directors authorized payment to stockholders of a cash dividend at an annual rate of 4.50 percent. This was 4.24 percentage points above the first quarter’s average 3-month LIBOR.
In the first quarter of 2010, we accrued $5 million for future use in the Affordable Housing Program.
Business Outlook
This section summarizes and updates from the Form 10-K filing what we believe are our major current risk exposures. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. Many of the issues related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to ongoing effects from the recent financial crisis and economic recession and to the federal government’s actions to attempt to mitigate their unfavorable effects.
Strategic/Business Risk
We expect overall Advance demand will remain weak until the Federal Reserve tightens monetary policy, an economic recovery brings an expansion of members’ loan demand, and the government’s funding and liquidity programs are wound down.
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
Due to the deterioration in the mortgage markets over the last two years, the providers of supplemental mortgage insurance used in the Mortgage Purchase Program currently have ratings below the double-A rating required by a Finance Agency Regulation. This results in a technical violation of the Regulation. In addition, the insurer we use for new business has continually increased the cost of purchasing supplemental mortgage insurance, which threatens to make the Program uncompetitive. We submitted a proposal to the Finance Agency requesting approval to reduce our use of supplemental mortgage insurance and to replace it with increased use of the Lender Risk Account, which is already the primary credit enhancement feature of the Mortgage Purchase Program. We believe this change in credit enhancement structure will maintain compliance with the Program’s legal, accounting, and other regulatory requirements, preserve the Program’s minimal credit risk profile, and enable the Program to continue as a beneficial business activity for our members. In March 2010, the Finance Agency approved the proposal, subject to certain conditions that we are addressing. We anticipate introducing the improved credit enhancement structure in the next several months.
Regulatory and Legislative Risk
The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe have affected, and could continue to affect, Mission Asset Activity and capitalization. Financial markets reform legislation is in the process of being addressed by the U.S. Congress. On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (Reform Act), which would, among other things, create an inter-agency oversight council to identify and regulate systemically-important financial institutions, and regulate the over-the-counter derivatives market. On March 22, 2010, the Senate Committee on Banking, Housing, and Urban Affairs approved the Restoring American Financial Stability Act of 2010 (Financial Stability Act). The Financial Stability Act, would, among other things, end “too big to fail” by creating a way to liquidate failed financial firms, impose new capital and leverage requirements, update the Federal Reserve’s authority to allow narrowly tailored system-wide support, and establish rigorous standards and supervision to protect the economy and American consumers, investors and businesses.

Although at this time we cannot predict the final content of any financial reform legislation, we believe that if the proposals were to be passed in their current form, the FHLBanks’ housing finance mission, financial condition, and results of operations would most likely be negatively affected. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could materially impair an FHLBank’s ability to hedge its interest-rate risk exposure, achieve the FHLBank’s risk management objectives, and act as an intermediary between its members and counterparties. In addition, the Financial Stability Act contains a provision that would prohibit each FHLBank from lending to any of its members an amount that exceeds 25 percent of the FHLBank’s capital stock. It also contains a provision that would treat FHLBank debt differently than other agency debt for certain trading purposes. These legislative provisions would cause a significant decrease in the aggregate amount of our Advances, and could affect the ability of the FHLBanks to raise funds in the capital markets, increase our Advance rates paid by members, raise our risk exposures, and lower our profitability and the dividends members receive on their capital investment.
Additionally, because of the ongoing effects of the financial crisis and the financial challenges at Fannie Mae, Freddie Mac, and some FHLBanks, the FHLBanks have faced heightened regulatory scrutiny in the last several years. The financial and political situations of Fannie Mae and Freddie Mac, with whom the Federal Home Loan Banks share a common regulator, remain unresolved. Legislation related to solutions could inadequately account for the significant differences between those two GSEs and the FHLBanks and, therefore, could imperil the ability of the FHLBanks to continue operating effectively within their current business model or could change the business model.
We believe the legislative and regulatory uncertainty has negatively impacted Mission Asset Activity and made some members less willing to hold a capital investment in our company. At this time, we are unable to predict what effects general financial markets reform, GSE reform, and the related heightened regulatory environment might have on the FHLBanks’ business model, financial condition, or results of operations.
Other Risks Including Profitability
We believe that the collective exposures from our other risks—market risk, funding/liquidity risk, capital adequacy, credit risk, and operational risk—continued to be modest in the first three months of 2010. Market risk exposure was moderate and at a level consistent with our cooperative business model, which provides strong incentives for us to minimize risk. Although we expect profitability will decrease in 2010 and beyond compared to the elevated levels of 2009, we believe our business will continue to generate a competitive return on member stockholders’ capital investment except potentially in the most extreme case of market and business risk. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk.
We also believe that, after being elevated in late 2008 and early 2009, funding/liquidity risk subsided as 2009 progressed and was at normal levels in the first quarter of 2010. Although we can make no assurances, we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote.
The FHLBank continued to experience limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions, due to the FHLBank’s conservative underwriting, collateral and counterparty policies and limits. Based on analysis of actual and expected future exposures and application of GAAP, the FHLBank continues to believe that no loss reserves are required for Advances or mortgage assets and that no investments are other-than-temporarily impaired.
Finally, we did not experience any material operating risk events in the first quarter of 2010.

Financial Highlights
The following table presents selected Statement of Condition information (based on book balances), Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
STATEMENT OF CONDITION DATA AT QUARTER END:

Total assets	$67,796	$71,387	$76,984	$79,677	$91,713
Advances	32,969	35,818	38,082	44,865	47,112
Mortgage loans held for portfolio, net	9,032	9,366	9,736	9,690	9,773
Investments (1)	23,875	24,193	26,225	24,883	34,553
Consolidated Obligations, net:
Discount Notes	25,038	23,187	29,170	28,469	42,619
Bonds	36,061	41,222	41,202	44,182	41,490

Total Consolidated Obligations, net	61,099	64,409	70,372	72,651	84,109
Mandatorily redeemable capital stock	412	676	87	111	99
Capital:
Capital stock – putable	3,079	3,063	3,658	4,000	3,998
Retained earnings	416	412	407	395	365
Accumulated other comprehensive income	(8)	(8)	(5)	(6)	(7)

Total capital	3,487	3,467	4,060	4,389	4,356

STATEMENT OF INCOME DATA FOR THE QUARTER:

Net interest income	$68	$74	$91	$109	$113
Provision for credit losses	-	-	-	-	-
Other income	4	13	7	5	12
Other expenses	13	20	14	13	12
Assessments	16	18	23	27	30

Net income	$43	$49	$61	$74	$83

Dividend payout ratio (2)	89%	90%	81%	59%	54%

Weighted average dividend rate (3)	4.50%	4.50%	5.00%	4.50%	4.50%
Return on average equity	4.98	5.11	5.70	6.78	7.78
Return on average assets	0.24	0.25	0.30	0.35	0.35
Net interest margin (4)	0.38	0.38	0.45	0.51	0.48
Average equity to average assets	4.75	4.90	5.28	5.17	4.54
Regulatory capital ratio (5)	5.76	5.81	5.39	5.65	4.87
Operating expense to average assets	0.061	0.082	0.057	0.051	0.043

(1)	Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income as a percentage of average earning assets.

(5)	Regulatory capital ratio is period end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period end total assets.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in the states of our District; conditions in the financial, credit, and mortgage markets; and interest rates. The economy entered a sharp recession in the fourth quarter of 2007, which continued through 2008 and into 2009. However, by mid-2009 there were indications—including a return to growth in the Gross Domestic Product (GDP), reduction in credit spreads, rebound in corporate profits, sharp increases in many stock markets, unfreezing of credit markets, increases in industrial production and consumer spending, and some positive, although sporadic, signs of health in housing markets—that the recession had ended and the financial crisis subsided. The following table presents real Gross Domestic Product (GDP) growth (obtained from the Bureau of Economic Analysis):

Real GDP Growth
(annualized rates)

Q4 2008	(5.4)%
Q1 2009	(6.4)
Q2 2009	(0.7)
Q3 2009	2.2
Q4 2009	5.6
Q1 2010	3.2
However, the recent positive signs of an emerging economic recovery have not resulted in expansion of our Mission Asset Activity, particularly Advances and Letters of Credit. Members’ loan demand is stagnant, if not still decreasing, while their deposit growth is positive. Excess bank reserves continue to be at extraordinarily high levels, which diminishes the need for alternative liquidity sources including Advances. Many of our members continue to have credit difficulties, which can put downward pressure on their willingness to lend funds. There also appears to be pressure from members’ regulators to limit use of wholesale funding, including Advances.
Even though the financial crisis has subsided and the recession may have ended, their effects may continue for some time. The ongoing effects are likely to include diminished lending activity especially relative to deposit growth, credit risk difficulties, and the continued existence of substantial liquidity and funding alternatives from the federal government. To the extent these effects continue, we expect Advance demand to continue to be very weak.

Interest Rates
Trends in market interest rates affect members’ demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Quarter 1 2010		Year 2009		Quarter 1 2009
	Average	Ending	Average	Ending	Average	Ending

Federal Funds Target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal Funds Effective	0.13	0.09	0.16	0.05	0.18	0.16

3-month LIBOR	0.26	0.29	0.69	0.25	1.24	1.19
2-year LIBOR	1.15	1.18	1.41	1.42	1.54	1.38
5-year LIBOR	2.70	2.73	2.66	2.99	2.38	2.21
10-year LIBOR	3.78	3.82	3.44	3.97	2.94	2.86

2-year U.S. Treasury	0.91	1.02	0.94	1.14	0.89	0.80
5-year U.S. Treasury	2.42	2.55	2.19	2.68	1.75	1.66
10-year U.S. Treasury	3.70	3.83	3.24	3.84	2.71	2.67

15-year mortgage current coupon (1)	3.55	3.62	3.73	3.78	3.75	3.59
30-year mortgage current coupon (1)	4.40	4.52	4.31	4.57	4.13	3.89

15-year mortgage note rate (2)	4.38	4.34	4.58	4.54	4.72	4.58
30-year mortgage note rate (2)	5.00	4.99	5.04	5.14	5.06	4.85

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lenders’ mortgage rates surveyed and published by Freddie Mac.
In the first quarter of 2010, the interest rate environment remained favorable for the FHLBank. The patterns of relatively stable rates and a steep yield curve are normally beneficial to our earnings and market risk exposure. The overnight Federal funds target and effective rates were maintained between zero and 0.25 percent. Other short-term interest rates maintained their very low levels and were generally consistent with their historical relationship to Federal funds. Intermediate- and long-term interest rates, including mortgage rates, moved within a general range of plus and minus 0.25 percentage points compared to year-end 2009 levels and the yield curve remained extremely steep. Levels and spreads on our Consolidated Obligation Bonds to LIBOR and U.S. Treasury rates likewise remained fairly stable.
The stability in mortgage rates, along with continued difficulties in housing market conditions, resulted in relatively modest prepayment speeds for our mortgage assets.
During the first quarter of 2010, the agency debt markets continued to function relatively well. However, by the end of the period and continuing in April, spreads on short-term Discount Notes to LIBOR and spreads on FHLBank System swapped funding substantially deteriorated due to a variety of factors in the interest-rate swaps market, including actions by Fannie Mae and Freddie Mac to issue significant amounts of discount notes related to their loan modification and buyback programs. Although we cannot predict if the pressures on short-term funding costs will continue for an extended period, if they do our earnings will experience downward pressures.

ANALYSIS OF FINANCIAL CONDITION
Credit Services
Credit Activity and Advance Composition
The principal balance of Advances continued to decrease in the first quarter of 2010. The balance at March 31, 2010 was $2,853 million (eight percent) lower than the end of 2009 and $13,841 million (30 percent) lower than at March 31, 2009. The decrease in Advance balances began in the fourth quarter of 2008, after they had reached record highs in October 2008. The “Financial Condition” section of the “Executive Overview” discusses the reasons for the decrease in Advance balances.
The following tables present Advance balances by major program for the dates selected.

(Dollars in millions)	March 31, 2010		December 31, 2009		March 31, 2009
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$834	3%	$1,605	5%	$3,257	7%
LIBOR	13,041	40	14,077	40	20,612	45

Total	13,875	43	15,682	45	23,869	52

Long-Term
Regular Fixed Rate	6,876	21	7,466	21	9,818	21
Convertible (2)	2,398	7	2,816	8	3,335	7
Putable (2)	6,983	22	7,037	20	7,054	15
Mortgage Related	1,803	6	1,748	5	1,728	4

Total	18,060	56	19,067	54	21,935	47

Other Advances	335	1	374	1	307	1

Total Advances Principal	32,270	100%	35,123	100%	46,111	100%

Other Items	699		695		1,001

Total Advances Book Value	$32,969		$35,818		$47,112

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
Most of the reductions in balances occurred in the REPO, LIBOR, Regular Fixed Rate Advance, and Convertible programs. REPO and LIBOR programs normally have the most fluctuation in balances because larger members tend to use them disproportionately more than smaller members do, they tend to have shorter-term maturities than other programs, and in the case of LIBOR Advances, borrowers can prepay them without a fee on repricing dates subject to pre-established prepayment “lock out” periods. Convertible Advances decreased because we no longer offer that program. Other Advance programs experienced smaller changes, with the only increase being in Mortgage Related Advances.
Short-term and adjustable-rate Advances decreased to 43 percent of total Advances, while long-term Advances increased to 56 percent. The shift in composition reflected the larger decreases in short-term and adjustable-rate Advances, not a noticeable change in the preference of members for long-term Advances.
Members’ available lines and usage of the Letters of Credit program also continued a substantial decrease, for the same reasons as the decrease in Advances. The notional amount of available lines was $3,586 million at March 31, 2010, a reduction of $829 million (19 percent) from the end of 2009. Most of our Letters of Credit support members’ public unit deposits. We earn fees on the actual amount of the available lines members use, which can be substantially less than the lines outstanding.

Advance Usage
The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers.

(Dollars in millions)

March 31, 2010			December 31, 2009
	Ending	Weighted Average		Ending	Weighted Average
Name	Balance	Interest Rate	Name	Balance	Interest Rate

U.S. Bank, N.A.	$8,315	1.79%	U.S. Bank, N.A.	$9,315	1.64%
PNC Bank, N.A. (1)	4,001	0.30	PNC Bank, N.A. (1)	4,282	0.70
Fifth Third Bank	2,538	1.96	Fifth Third Bank	2,538	1.96
New York Community Bank (2)	1,359	3.87	New York Community Bank (2)	1,635	3.76
RBS Citizens, N.A.	1,258	0.23	RBS Citizens, N.A.	1,269	0.24

Total of Top 5	$17,471	1.52	Total of Top 5	$19,039	1.56

Total Advances (Principal)	$32,270	2.30	Total Advances (Principal)	$35,123	2.27

Top 5 Percent of Total	54%		Top 5 Percent of Total	54%

(1)	Acquired National City Bank.

(2)	Assumed Advances of AmTrust Bank during 2009.
On both dates, three of our top five Advance borrowers—PNC Bank, N.A., New York Community Bank, and RBS Citizens, N.A.—were nonmembers that hold the Advances because they acquired a financial institution, or the assets of a financial institution, chartered in our District. Nonmembers are not eligible to increase their Advance holdings with us.
As indicated in the table, Advances are concentrated among a small number of members. Concentration ratios to the top five borrowers have fluctuated in the range of 50 to 65 percent in the last several years. We believe that having large members who actively use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase financial leverage, obtain more favorable funding costs, provide competitively priced Mission Asset Activity and possibly enhance dividend returns.
Although Advance usage has fallen broadly across the membership in the last eighteen months, it has tended to decrease disproportionately among our largest borrowers over this period. However, as shown in the following table, the unweighted average ratio of each member’s Advance balance to its most-recently available total assets decreased approximately the same amount for larger members as for smaller members between year-end 2009 and March 31, 2010. Smaller members continued to fund a larger portion of their assets than larger members.

	March 31, 2010	December 31, 2009
Average Advances-to-Assets for Members

Assets less than $1.0 billion (678 members)	4.72%	5.05%

Assets over $1.0 billion (58 members)	3.65%	4.06%

All members	4.64%	4.97%

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
After growing in 2009, the principal loan balance in the Mortgage Purchase Program decreased in the first quarter of 2010. The principal balance at March 31, 2010 was $8,948 million, a reduction of $332 million (four percent) from the end of 2009 and $760 million (eight percent) from March 31, 2009. Balances declined in the first quarter of 2010 because mortgage rates stabilized within a narrow range and the difficulties in the credit, housing, and mortgage markets continued, both of which reduced refinancing activity. In addition, we believe that the sharp increases in the last year in the cost of supplemental mortgage insurance has affected loan balances because it has reduced the competitiveness of the prices we offer to purchase mortgages. We purchased only $131 million of loans in the first quarter. See the “Executive Overview” for discussion of potential future changes in the Program.
Our focus continues to be on recruiting community-based members to participate in the Program and on increasing the number of regular sellers. The number of regular sellers remains at relatively high levels compared to historical trends, and a substantial number of other members either are actively interested in joining the Program or are in the process of joining.
The following table reconciles changes in the Program’s principal balances (excluding Mandatory Delivery Contracts) in the first three months of 2010.

Mortgage Purchase
(In millions)	Program Principal

Balance at December 31, 2009	$9,280
Principal purchases	131
Principal paydowns	(463)

Balance at March 31, 2010	$8,948

We closely track the refinancing incentives of all of our mortgage assets because the option for homeowners to change their principal payments represents almost all of our market risk exposure. The $463 million in principal paydowns equated to a 16 percent annual constant prepayment rate, compared to 23 percent in all of 2009. The deceleration in prepayment rates reflected both the wind down of the refinancing wave that had been brought about by the low mortgage rates of 2009 and the continuing difficult credit and housing market conditions, which we believe has limited the ability for many homeowners to refinance their mortgage loans.
As indicated in the following table, the percentage of principal balances from participants in the Program supplying five percent or more of total principal experienced little change in the first three months of 2010. The decrease in the amount of loans outstanding from PNC Bank, N.A. reflected its lack of new activity with us since mid-2007.

	March 31, 2010		December 31, 2009
(Dollars in millions)	Unpaid Principal	% of Total	Unpaid Principal	% of Total

PNC Bank, N.A. (1)	$3,450	39%	$3,608	39%
Union Savings Bank	2,551	29	2,726	29
Guardian Savings Bank FSB	696	8	751	8
Liberty Savings Bank	518	6	488	5

Total	$7,215	82%	$7,573	81%

(1)	Formerly National City Bank.
The Program’s weighted-average mortgage note rate and composition of balances by loan type and by original final maturity did not change materially in the first three months of 2010. As in prior years, yields earned in the first quarter of 2010 on new mortgage loans in the Program, relative to funding costs, offered acceptable risk-adjusted returns.

Investments
In the first three months of 2010, our investments portfolio continued to provide liquidity, enhance earnings, help us manage market risk, and, in the case of mortgage-backed securities, help us support the housing market.
Money Market Investments
Short-term unsecured money market instruments consist of the following accounts on the Statements of Condition: interest-bearing deposits; securities purchased under agreements to resell; Federal funds sold; GSE discount notes; U.S. Treasury obligations; and certificates of deposit and bank notes in our available-for-sale portfolio. The composition of our money market investment portfolio varies over time based on relative value considerations. Daily balances can fluctuate significantly, usually within a range of $10,000 million to $20,000 million, due to numerous factors, including changes in the actual and anticipated amount of Mission Asset Activity, liquidity requirements, net spreads, opportunities to warehouse debt at attractive rates for future use, and management of financial leverage. Money market investments normally have one of the lowest net spreads of any of our assets, typically ranging from 3 to 15 basis points.
In the first three months of 2010, as in 2009, we continued to maintain money market balances at high levels relative to historical comparisons. The portfolio averaged $18,105 million in the first quarter, almost the same balance as in all of 2009. The balance at March 31, 2010 was $11,567 million. The maintenance of higher average balances, many of which had overnight maturities, was due to our desire to hold more asset liquidity in light of the continuing financial and economic uncertainties and to offset a portion of earnings lost from the sharp reductions in Advance balances. In addition, Finance Agency guidance to target as many as 15 days of liquidity requires a substantial amount of money market balances. We generally funded the money market investments required for increased asset liquidity with longer-term Discount Notes. Because of the upward sloping yield curve, these actions tended to negatively affect our earnings.
Mortgage-Backed Securities
Mortgage-backed securities currently comprise almost 100 percent of held-to-maturity securities and $3 million of trading securities on the Statements of Condition. Our current philosophy is to invest in the mortgage-backed securities of GSEs and government agencies. We have not purchased any mortgage-backed securities issued by other entities since 2003, and we have no plans to do so. Finance Agency Regulations currently limit our holdings of mortgage-backed securities to a multiple of three times regulatory capital. Our strategy is to attempt to utilize as much of this authority as possible, subject to the availability of securities that fit our investment parameters, including providing an acceptable risk/return profile.
In the first quarter of 2010, the mortgage-backed securities portfolio had an average book balance of $11,531 million. The following table reconciles changes in the principal balance of mortgage-backed securities in the first three months of 2010.

Mortgage-backed
(In millions)	Securities Principal

Balance at December 31, 2009	$11,448
Principal purchases	1,719
Principal paydowns	(884)

Balance at March 31, 2010	$12,283

The principal paydowns equated to a 26 percent annual constant prepayment rate, the same rate as in all of 2009.
The first-quarter 2010 purchases were all pass-through securities composed of 15-year collateral. Yields earned on new mortgage-backed securities relative to funding costs continued to offer acceptable risk-adjusted returns in the first three months of 2010.
The multiple at the end of the quarter was above the normal three times regulatory limit because the Finance Agency approved our May 2008 request, pursuant to a Finance Agency authorization permitting a higher multiple, to expand purchases of mortgage-backed securities until March 31, 2010 to a maximum of 4.5 times capital. For the reasons noted below, we did not benefit substantially from utilizing the expanded authority. On March 31, 2010, the book balance of mortgage-backed securities totaled $12,300 million and regulatory capital was $3,907 million, resulting in a multiple of 3.15. Since the temporary expanded authority has expired, the multiple will return to within the three times capital limit as principal paydowns occur in the next several months.

Because of the effects of the financial crisis and recession and the Federal Reserve’s actions to directly purchase mortgage-backed securities, the availability of securities to purchase that fit our investment parameters was more limited than usual. In addition, because we believe that future mortgage rates are likely to be higher than they are in the current low rate environment, we were selective in the first quarter of 2010, as in 2009, in purchasing mortgage-backed securities. The profitability of owning mortgage assets relative to their funding tends to decrease when long-term interest rates rise substantially because, when rates increase, principal paybacks of mortgages tend to decelerate as homeowners refinance fewer loans.
The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer.

(In millions)	March 31, 2010	December 31, 2009

Security Type
Collateralized mortgage obligations	$2,867	$3,268
Pass-throughs (1)	9,416	8,180

Total	$12,283	$11,448

Collateral Type
15-year collateral	$6,857	$5,455
20-year collateral	3,009	3,225
30-year collateral	2,417	2,768

Total	$12,283	$11,448

Issuer
GSE residential mortgage-backed securities	$12,116	$11,258
Agency residential mortgage-backed securities	3	3
Private-label residential mortgage-backed securities	164	187

Total	$12,283	$11,448

(1)	At both March 31, 2010 and year-end 2009, $3 million of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs.

Consolidated Obligations
Changes in Balances and Composition
Our primary source of funding and liquidity is through participating in the issuance of the FHLBank System’s debt securities—Consolidated Obligations—in the capital markets. All of our Obligations issued and outstanding in the first three months of 2010, as in the last several years, had “plain-vanilla” interest terms. None had step-up, inverse floating rate, convertible, range, or zero-coupon structures. The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended		Three Months Ended
(In millions)	March 31, 2010		December 31, 2009		March 31, 2009
	Ending	Average	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$25,042	$26,693	$23,189	$35,286	$42,637	$47,256
Discount	(4)	(2)	(2)	(14)	(18)	(33)

Total Consolidated Discount Notes	25,038	26,691	23,187	35,272	42,619	47,223

Consolidated Bonds:
Unswapped fixed-rate	24,847	25,094	25,090	25,528	25,937	25,290
Unswapped adjustable-rate	1,000	1,000	1,000	3,623	4,475	5,421
Swapped fixed-rate	10,074	13,360	14,997	12,543	10,937	10,219

Total Par Consolidated Bonds	35,921	39,454	41,087	41,694	41,349	40,930

Other items (1)	140	150	135	145	141	152

Total Consolidated Bonds	36,061	39,604	41,222	41,839	41,490	41,082

Total Consolidated Obligations (2)	$61,099	$66,295	$64,409	$77,111	$84,109	$88,305

(1)	Includes unamortized premiums/discounts, hedging and other basis adjustments.

(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 11 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $870,928 and $930,617 at March 31, 2010 and December 31, 2009, respectively.
We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and money market investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). We fund long-term assets principally with unswapped fixed-rate Bonds to manage the market risk exposure of the long-term assets.
In the first quarter of 2010, the average and ending balances of Discount Notes were significantly lower than 2009’s average balance and moderately above the balance at the end of 2009. The reduced reliance on Discount Notes during 2009 and the first quarter of 2010, compared to levels earlier in 2009, particularly in the 2009 first quarter, resulted from the substantial decrease in Advance balances. The increase in Discount Notes in the first quarter of 2010, compared to the end of 2009, reflected reduced reliance on swapped fixed-rate Obligations, as the cost of Discount Notes improved relative to swapped funding.
The relatively stable balance of unswapped fixed-rate Bonds in the first three months of 2010 compared to 2009 reflected the relatively stable amount of mortgage assets and lower balances of long-term fixed rate Advances.

The following table shows the allocation on March 31, 2010 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds).

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable

Due in 1 year or less	$-	$3,480	$4	$3,484	$7,201
Due after 1 year through 2 years	305	3,010	4	3,319	1,582
Due after 2 years through 3 years	1,375	3,069	58	4,502	202
Due after 3 years through 4 years	1,332	2,321	3	3,656	25
Due after 4 years through 5 years	821	1,498	3	2,322	-
Thereafter	5,177	2,262	125	7,564	-

Total	$9,010	$15,640	$197	$24,847	$9,010

The allocations were consistent with those in the last several years. The Bonds were distributed relatively smoothly throughout the maturity spectrum. Thirty percent had final remaining maturities greater than five years. Thirty-six percent provide us with call options, which help manage the prepayment volatility of mortgage assets. Approximately 80 percent of the callable Bonds have next call dates within the next 12 months and most of them are callable daily after an initial lockout period. Daily call options provide considerable flexibility in managing market risk exposure to lower mortgage rates.
Relative Cost of Funding
Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. These spreads were wider and more volatile in 2008 and the first several months of 2009 compared to historical trends, but lowered towards historical norms as 2009 progressed. In the first quarter of 2010, spreads and volatility were at levels comparable to historical averages. The reversion of spreads and volatility benefited our earnings to the extent we issued more Bonds and replaced called and matured Bonds.
For discussion of the cost of Discount Note funding relative to LIBOR, which has been a major driver of earnings, see the “Net Interest Income” section of “Results of Operations.”
Deposits
Members’ deposits with us are a relatively minor source of low-cost funding. As shown on the “Average Balance Sheet and Yield/Rates” table in the “Results of Operations,” the average balance of term deposits and other interest-bearing deposits in the first three months of 2010 was $1,789 million, an increase of $344 million (24 percent) compared to the same period of 2009. We believe deposit growth reflected members’ greater excess liquidity.
Derivatives Hedging Activity and Liquidity
Our use of and accounting for derivatives is discussed in the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.” Liquidity is discussed in the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management.”

Capital Resources
Capital Leverage
The Gramm-Leach-Bliley Act of 1999 (GLB Act) and Finance Agency Regulations specify limits on how much we can leverage capital by requiring at all times at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. We have adopted a more restrictive additional limit in our Financial Management Policy, which targets a floor on the regulatory quarterly average capital-to-assets ratio of 4.20 percent. If financial leverage increases too much, or becomes too close to the regulatory limit, we have discretionary ability within our Capital Plan to implement changes to ensure capitalization remains strong and in compliance with regulatory limits. The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.
     GAAP and Regulatory Capital

	Three Months Ended		Year Ended
	March 31, 2010		December 31, 2009
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,079	$3,062	$3,063	$3,801
Mandatorily Redeemable Capital Stock	412	495	676	211

Regulatory Capital Stock	3,491	3,557	3,739	4,012
Retained Earnings	416	429	412	405

Regulatory Capital	$3,907	$3,986	$4,151	$4,417

     GAAP and Regulatory Capital-to-Assets Ratios

	Three Months Ended		Year Ended
	March 31, 2010		December 31, 2009
	Period End	Average	Period End	Average
GAAP	5.14%	4.75%	4.86%	4.96%
Regulatory	5.76	5.44	5.81	5.22
We consider the regulatory capital-to-assets ratio to be a better representation of financial leverage than the GAAP ratio because the GAAP ratio treats mandatorily redeemable capital stock as a liability although it provides the same economic function as GAAP capital stock and retained earnings in protecting investors in our debt. Regulatory financial leverage was relatively stable in the first three months of 2010, compared to the average and ending ratios in 2009. Leverage continued to be at reduced levels in the first quarter, as in 2009, relative to historical averages in the last five years, because of the reductions in Advance balances.
The substantial decreases in GAAP capital stock in the first quarter and year-end 2009 compared to the average level in 2009 were due primarily to the termination of several memberships as a result of mergers with financial institutions outside our Fifth District and to requests from a number of members for redemption of their excess stock balances. When a membership terminates, the outstanding GAAP capital stock of the former member is automatically converted to mandatorily redeemable capital stock. Based on our communications with members, the increase in excess stock redemption requests reflected attempts by several members to limit their investment concentrations and concerns with the financial condition of the FHLBank System, knowing that System Consolidated Obligations are the joint and several responsibilities of all FHLBanks. Members expressed no concern about our FHLBank’s financial condition or performance.

Components and Changes in Capital Stock Balances
The following table presents changes in our regulatory capital stock balances.
     (In millions)

Regulatory stock balance at December 31, 2009	$3,739

Stock purchases:
Membership stock	18
Activity stock	2
Stock repurchases:
Member redemptions	(84)
Withdrawals	(184)

Regulatory stock balance at March 31, 2010	$3,491

Regulatory capital stock balances decreased $248 million in the first three months of 2010, resulting primarily from our repurchase of $268 million of mandatorily redeemable excess capital stock. The increase in membership stock reflected the annual computation of the amount of stock each member is required to hold as a condition of being a member, which is based on each member’s total assets.
Excess Stock
The table below shows the amount of excess capital stock.

(In millions)	March 31, 2010	December 31, 2009

Excess capital stock (Capital Plan definition)	$985	$905

Cooperative utilization of capital stock	$195	$216

Mission Asset Activity capitalized with cooperative capital stock	$4,868	$5,394

Because Advances continued to decrease in the first quarter, the amount of excess capital stock outstanding increased and the amount of capital stock members cooperatively utilized in accordance with our Capital Plan decreased. This occurred despite our repurchase of excess stock. A key component of the Capital Plan is cooperative utilization of capital stock, which, within constraints, permits members who have no excess stock of their own to capitalize additional Mission Asset Activity using excess stock owned by other members, which provides for a more effective utilization of excess stock. Excess capital stock outstanding under our Capital Plan is reduced by the amount of cooperative utilization. If our Capital Plan did not have a cooperative capital feature, members would have been required to purchase up to $195 million of additional stock to capitalize the same total amount of Mission Asset Activity.
A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively used) exceeds one percent of our total assets. In the first quarter of 2010, as since the end of 2008, we were above the regulatory threshold and, therefore, were required to pay cash dividends. Until Advances grow substantially again, we expect to continue to pay cash dividends.
Retained Earnings
Retained earnings at March 31, 2010 totaled $416 million, an increase of $4 million over year-end 2009. Retained earnings grew because the first quarter ROE of 4.98 percent exceeded the 4.50 percent annualized first quarter dividend rate we paid to stockholders.
Membership and Stockholders
On March 31, 2010, we had 736 member stockholders. During the first quarter, two institutions became new member stockholders while one was lost due to a merger with another member. The impact on Mission Asset Activity and earnings from these membership changes was negligible because the membership loss was from an institution with relatively small amounts of Mission Asset Activity and capital stock.

The following tables list institutions holding five percent or more of our outstanding capital stock. The amounts include stock held by any known affiliates that are members of our FHLBank.
(Dollars in millions)

March 31, 2010			December 31, 2009
		Percent			Percent
Name	Balance	of Total	Name	Balance	of Total

U.S. Bank, N.A.	$591	17%	U.S. Bank, N.A.	$591	16%
Fifth Third Bank	401	11	PNC Bank, N.A. (1)	404	11
PNC Bank, N.A. (1)	285	8	Fifth Third Bank	401	11
KeyBank, N.A.	179	5	The Huntington National Bank	241	6

Total	$1,456	41%	Total	$1,637	44%

(1)	Formerly National City Bank.
In the first quarter, as noted above, we repurchased $268 million of excess stock. The decrease in stock held by PNC Bank, N.A. in the first quarter was due to the November 2009 membership withdrawal of National City Bank, which was acquired by PNC Bank, a non-Fifth District financial institution, in January 2009. A former member’s excess stock automatically becomes mandatorily redeemable stock upon membership termination. The Huntington National Bank requested redemption of a portion of its excess stock in the fourth quarter of 2009. We repurchased the stock of both institutions in January 2010, in accordance with the Capital Plan.
In the first three months of 2010, there were no material changes in the percentage of members we have from total eligible companies, in the composition of membership by state, or in the allocation of member stockholders by their asset size. Because most existing eligible commercial banks and thrift/savings and loan associations are already members, our recruitment of new members focuses on insurance companies, credit unions, and de novo banks.
RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for the three months ended March 31, 2010 and 2009. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders’ equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2010		2009
	Amount	ROE (a)	Amount	ROE (a)

Net interest income	$68	5.79%	$113	7.73%

Net gains on derivatives and hedging activities	2	0.17	4	0.31
Other non-interest income	2	0.14	8	0.56

Total non-interest income	4	0.31	12	0.87

Total revenue	72	6.10	125	8.60

Total other expense	(13)	(1.12)	(12)	(0.82)
Assessments	(16)	(b )	(30)	(b )

Net income	$43	4.98%	$83	7.78%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

(b)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.

Compared to the first quarter of 2009, the first quarter of 2010’s earnings performance was more normal relative to historical experiences, given the low levels of interest rates in both periods. The earnings performance in the first quarter of 2009 reflected extremely wide spreads on LIBOR-indexed Advances that resulted from high short-term LIBOR relative to our short-term Consolidated Obligation funding costs, as explained below.
Net Interest Income
Components of Net Interest Income
For our FHLBank, the largest component of net income is almost always net interest income. We manage net interest income within the context of managing the tradeoff between market risk and return. Our ROE normally is lower than that of many other financial institutions because of our cooperative wholesale business model, our members’ desire to have dividends correlate with short-term interest rates, and our modest overall risk profile. We generate net interest income from two components described below. The sum of these, when expressed as a percentage of the average book balance of interest-earning assets, equals the net interest margin.
▪	Net interest rate spread. This component equals the balance of total earning assets multiplied by the difference between the book yield on interest-earning assets and the book cost of interest-bearing liabilities. It is composed of net (amortization)/accretion, prepayment fees on Advances, and all other earnings from interest-earning assets net of funding costs. The latter is normally the largest component and represents the coupon yields of interest-earning assets net of the coupon costs of interest-bearing liabilities.
▪	Earnings from funding assets with interest-free capital (“earnings from capital”). We deploy much of our interest-free capital in short-term and adjustable-rate assets in order to help ensure that ROE moves in the same direction as short-term interest rates and to help control market risk exposure. Earnings from capital can be computed as the average capital balance multiplied by the average cost of interest-bearing liabilities. Because of our relatively low net interest rate spread compared to other financial institutions, we normally derive a substantial portion of net interest income from deploying our capital to fund assets.
The following table shows the two major components of net interest income, as well as the three major subcomponents of the net interest spread.

	Three Months Ended March 31,
(Dollars in millions)	2010		2009
		Pct of		Pct of
		Earning		Earning
	Amount	Assets	Amount	Assets
Components of net interest rate spread:
Other components of net interest rate spread	$54	0.30%	$97	0.41%
Net (amortization)/accretion (1) (2)	(5)	(0.02)	(13)	(0.06)
Prepayment fees on Advances, net (2)	2	0.01	4	0.02

Total net interest rate spread	51	0.29	88	0.37

Earnings from funding assets with interest-free capital	17	0.09	25	0.11

Total net interest income/net interest margin	$68	0.38%	$113	0.48%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.
(2)	These components of net interest rate spread have been segregated here to display their relative impact.
Earnings From Capital. The earnings from capital decreased $8 million (32 percent) because of the lower market interest rate environment in the first three months of 2010, which was a primary reason for the 0.29 percentage points decrease in the average rate on interest-bearing liabilities (as shown in the Average Balance Sheet and Yield/Rates table below).

Net Amortization/Accretion. Net amortization/accretion includes recognition of premiums and discounts purchased on mortgage assets and of concessions on Consolidated Obligation Bonds. The $8 million change in net amortization, which improved net interest income, occurred mostly because Bond concession amortization was $10 million higher in the first three months of 2009 than in the same period of 2010. The reductions in interest rates in late 2008 and the first quarter of 2009 increased the amount of Consolidated Bonds we called before their final maturity; when Bonds are called, remaining concession amounts are recognized immediately.
Prepayment Fees on Advances. Although fees we charge for early repayment of certain Advances can be, and in the past have been, significant, they were moderate in the first quarters of 2010 and 2009. The prepayment fees make us economically indifferent to whether these Advances are repaid early or held to maturity.
Other Components of Net Interest Rate Spread. Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread decreased $43 million (44 percent) in the first three months of 2010 compared to the same period in 2009. Several factors, discussed below in estimated order of impact from largest to smallest, were primarily responsible for the decrease.
▪	Narrower portfolio spreads on LIBOR Advances—Unfavorable: We use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of LIBOR-indexed Advances. In the last six months of 2008 and the first six months of 2009, average portfolio spreads on LIBOR-indexed Advances relative to their Discount Note funding were substantially and abnormally wider than the 18 to 20 basis points historical average; in some months, the spreads were more than 100 basis points. In the first quarter of 2010, the spreads were close to their historical average.
Spreads widened because the financial crisis raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. Early in the third quarter of 2009, short-term LIBOR decreased, and the spread between LIBOR and Discount Notes reverted to approximately its long-term historical level, due to the market’s perception that the financial crisis had eased combined with the effects of the massive amounts of government liquidity injected into the financial system.
▪	Re-issuing called Consolidated Bonds at lower debt costs—Favorable: Throughout 2009 and the first quarter of 2010, the reductions in intermediate- and long-term interest rates enabled us to retire (call) approximately $17 billion of unswapped Bonds before their final maturities and replace them with new Consolidated Obligations, many at significantly lower interest rates. Most of the called Bonds funded mortgage assets. As Bonds were called throughout 2009 and the first quarter of 2010, the earnings benefit increased over time. By contrast, the amount of paydowns of high yielding mortgage assets, which we tended to reinvest in assets with lower rates, was substantially less than the amount of Bonds called.
▪	Decrease in financial leverage due to lower Advance balances—Unfavorable: The average principal balance of Advances was $17.8 billion lower in the first quarter of 2010 compared to the same quarter in 2009. We did not replace the lower Advance balances with sufficient increases in other asset balances to fully offset the lost income.
▪	Other Factors—Unfavorable: Two factors had a more modest unfavorable impact on net interest income compared to the three factors identified above. These were a $899 million decrease in the average book balance of mortgage-backed securities and a reduction in market risk exposure.

Average Balance Sheet and Yield/Rates
The following table provides yields/rates and average balances for major balance sheet accounts. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)
Assets
Advances	$34,186	$73	0.87%	$52,210	$226	1.76%
Mortgage loans held for portfolio (2)	9,188	112	4.95	9,067	117	5.23
Federal funds sold and securities purchased under resale agreements	8,862	3	0.13	6,155	3	0.19
Other short-term investments	3,277	1	0.11	25	-	0.84
Interest-bearing deposits in banks (3) (4)	5,966	3	0.19	15,536	13	0.33
Mortgage-backed securities	11,531	134	4.71	12,430	156	5.08
Other long-term investments	9	-	3.82	12	-	4.33
Loans to other FHLBanks	4	-	0.09	-	-	-

Total earning assets	73,023	326	1.81	95,435	515	2.18

Allowance for credit losses on mortgage loans	-			-
Other assets	292			322

Total assets	$73,315			$95,757

Liabilities and Capital
Term deposits	$140	-	0.46	$111	-	1.41
Other interest bearing deposits (4)	1,649	-	0.03	1,334	-	0.06
Short-term borrowings	26,691	7	0.10	47,223	62	0.53
Unswapped fixed-rate Consolidated Bonds	25,134	242	3.90	25,295	283	4.54
Unswapped adjustable-rate Consolidated Bonds	1,000	-	0.07	5,421	19	1.37
Swapped Consolidated Bonds	13,470	3	0.09	10,366	37	1.45
Mandatorily redeemable capital stock	495	6	4.53	113	1	3.89
Other borrowings	2	-	0.21	6	-	0.07

Total interest-bearing liabilities	68,581	258	1.52	89,869	402	1.81

Non-interest bearing deposits	7			3
Other liabilities	1,243			1,535
Total capital	3,484			4,350

Total liabilities and capital	$73,315			$95,757

Net interest rate spread			0.29%			0.37%

Net interest income and net interest margin		$68	0.38%		$113	0.48%

Average interest-earning assets to interest-bearing liabilities			106.48%			106.19%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Includes securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

The 0.37 percentage points reduction in the average rate on total earning assets and the 0.29 percentage points reduction in the average rate on total interest-bearing liabilities resulted primarily from three factors:
▪	the lower short-term interest rate environment, especially short-term LIBOR, in the first quarter of 2010;
▪	our ability, as described above, to call and replace Bonds at lower rates throughout 2009 and the first quarter of 2010; and
▪	the continuation of low rates on new mortgages throughout 2009 and the first quarter of 2010, which resulted in decreases in the average rates on mortgage loans held for portfolio and on mortgage-backed securities.
The average rates on Advances, adjustable-rate Bonds, and swapped Bonds decreased mostly because of the sharp decrease in short-term LIBOR. All accounts had reductions in their average rates, except for mandatorily redeemable capital stock and certain accounts with very small balances.
Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes these changes and trends in interest income and interest expense.

	Three Months Ended
(In millions)	March 31, 2010 over 2009
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(62)	$(91)	$(153)
Mortgage loans held for portfolio	2	(7)	(5)
Federal funds sold and securities purchased under resale agreements	1	(1)	-
Other short-term investments	1	-	1
Interest-bearing deposits in banks	(6)	(4)	(10)
Mortgage-backed securities	(11)	(11)	(22)
Other long-term investments	-	-	-
Loans to other FHLBanks	-	-	-

Total	(75)	(114)	(189)

Increase (decrease) in interest expense
Term deposits	-	-	-
Other interest-bearing deposits	-	-	-
Short-term borrowings	(19)	(36)	(55)
Unswapped fixed-rate Consolidated Bonds	(2)	(39)	(41)
Unswapped adjustable-rate Consolidated Bonds	(9)	(10)	(19)
Swapped Consolidated Bonds	9	(43)	(34)
Mandatorily redeemable capital stock	5	-	5
Other borrowings	-	-	-

Total	(16)	(128)	(144)

Increase (decrease) in net interest income	$(59)	$14	$(45)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)	Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
As explained elsewhere, the primary reason we use derivatives, most of which are interest rate swaps, is to hedge the market risk exposure resulting from the fixed interest rates of certain Advances and Consolidated Obligations and from certain embedded options in assets and liabilities. Swaps of fixed rate Advances and Consolidated Obligations synthetically convert the fixed rates of interest to adjustable rates, normally with one-month and three-month resets. We normally fund the swapped Advances with short-term and adjustable-rate liabilities and we normally use the Obligation swaps to hedge short-term or adjustable-rate Advances. Therefore, use of derivatives results in a much closer match of actual cash flows between assets and liabilities than would occur without their use. If we had not used derivatives, net interest income would have been higher by the amounts indicated in the table below. However, earnings exposure to changes in interest rates would have experienced unacceptable levels of volatility.
The following table shows the effect of using derivatives on net interest income. The table does not provide the effect on earnings from accounting for derivatives under derivative and fair value accounting rules; this is provided in the next section.

(In millions)	Three Months Ended March 31,
	2010	2009

Advances (1)	$(119)	$(110)
Mortgage purchase commitments (2)	-	2
Consolidated Obligations (1)	44	34

Decrease to net interest income	$(75)	$(74)

(1)	Represents interest rate swap interest.

(2)	Represents the amortization of derivative fair value adjustments.
The derivatives synthetically convert the fixed interest rates on the swapped Advances and Consolidated Obligations to adjustable-coupon rates tied to short-term LIBOR (mostly three-month), which normally have lower interest rates than the fixed rates. This is especially true in the current interest rate environment, which has a very steep yield curve. In the first three months of 2010 compared to the same period of 2009, use of Advance swaps decreased net interest income by $9 million and use of Obligation swaps increased net interest income $10 million. This was because the fixed rates on swapped Advances and swapped Obligations were higher than short-term LIBOR, as short-term LIBOR decreased between these periods. Including derivatives used to hedge mortgage commitments, the net impact of using derivatives was to decrease net interest income $1 million.
See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information.

Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(Dollars in millions)	2010	2009

Other Income
Net gains on held-to-maturity securities	$-	$6
Net gains on derivatives and hedging activities	2	4
Other non-interest income, net	2	2

Total other income	$4	$12

Other Expense
Compensation and benefits	$8	$7
Other operating expense	3	3
Finance Agency	1	1
Office of Finance	1	1

Total other expense	$13	$12

Average total assets	$73,315	$95,757
Average regulatory capital	3,986	4,469

Total other expense to average total assets (1)	0.07%	0.05%
Total other expense to average regulatory capital (1)	1.33%	1.09%

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
The $8 million higher total other income in the first three months of 2009 primarily resulted from our sales of mortgage-backed securities in that quarter. We did not sell any securities in the first three months of 2010. We may from time to time sell mortgage-backed securities when their remaining principal balance is below 15 percent of their original balances.
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
In the first quarter of 2010, assessments totaled $16 million, which reduced ROE by 1.87 percentage points. In the first three months of 2009, assessments totaled $30 million, which reduced ROE by 2.82 percentage points. The relative burden of assessments decreased because net income before assessments fell 48 percent while average GAAP capital fell only 20 percent.

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
The table below summarizes each segment’s operating results for the three months ended March 31, 2010 and 2009.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended March 31, 2010

Net interest income	$42	$26	$68

Net income	$24	$19	$43

Average assets	$64,084	$9,231	$73,315

Assumed average capital allocation	$3,045	$439	$3,484

Return on Average Assets (1)	0.15%	0.83%	0.24%

Return on Average Equity (1)	3.17%	17.54%	4.98%

Three Months Ended March 31, 2009

Net interest income	$91	$22	$113

Net income	$71	$12	$83

Average assets	$86,646	$9,111	$95,757

Assumed average capital allocation	$3,936	$414	$4,350

Return on Average Assets (1)	0.33%	0.56%	0.35%

Return on Average Equity (1)	7.30%	12.35%	7.78%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
The decrease in net income and ROE for the first quarter of 2010, compared to the first quarter of 2009, reflected primarily the return to an historical-normal spread between LIBOR-indexed Advances and Discount Note funding, the reduction in the earnings from capital, the lower Advance balances, and the $6 million gain from the sale of mortgage-backed securities in the first quarter of 2009. These factors were offset only partially by calls of Consolidated Bonds funding mortgage-backed securities.
Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be favorable, while not significantly raising market risk and maintaining limited credit risk. The Program averaged at 13 percent of total assets but accounted for approximately 44 percent of earnings in the first quarter of 2010. The increase in profitability between the first quarter of 2009 and the same period of 2010 resulted from replacing a large amount of called Bonds with lower cost debt and the steeper market yield curve, which improved earnings derived from our modest amount of short funding of this segment.
Although this segment can exhibit more earnings volatility relative to short-term interest rates than the Traditional Member Finance segment, we believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay as dividends.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Overview
Residual risk is defined as the risk exposure to our mission and corporate objectives remaining after applying policies, controls, decisions, and procedures to manage and mitigate risk. Normally, our most significant residual risks are business/strategic risk and market risk. Currently, we believe the most significant risks are business/strategic risk, which we define as the potential adverse impact on corporate objectives from external factors and events over which we have limited control or influence, and legislative/regulatory risk. The current business/strategic risks arise primarily from:
▪	ongoing effects from the economic recession;
▪	ongoing effects from the financial crisis;
▪	the various actual and potential actions of the federal government, including the Federal Reserve, Treasury Department and FDIC, to attempt to continue to mitigate the effects of the financial crisis and recession;
▪	potentially unfavorable actions regarding the ultimate financial, legislative and regulatory disposition of issues involving the GSEs, especially actions related to Fannie Mae and Freddie Mac with whom the FHLBanks share a common regulator;
▪	the ongoing concerns about some other FHLBanks’ capital adequacy and profitability; and
▪	the potential for serious unfavorable effects on our business model if the general financial market reforms being considered by the U.S. Congress are enacted in their current formulations.
We believe that the collective residual exposures from our other risks—market risk, funding/liquidity risk, capital adequacy, credit risk, and operational risk—continued to be modest in the first three months of 2010. Market risk exposure continued to be moderate and at a level consistent with our cooperative business model. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk. We continue to conclude that we do not need a loss reserve for any asset class and that no assets are impaired. We did not experience any material operating risk event.
We also believe that, after being elevated in late 2008 and early 2009, funding/liquidity risk subsided as 2009 progressed and was at normal levels in the first quarter of 2010. Although we can make no assurances, we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote.

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
The primary challenges in managing the level and volatility of long-term earnings exposure—i.e., market risk exposure—arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets for which we have sold prepayment options that tend to change unfavorably when interest rates change. We mitigate the market risk of mortgage assets by issuing a portfolio of long-term unswapped fixed-rate callable and noncallable Consolidated Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk typically remains after funding and hedging activities.
The FHLBank has five sets of policy limits regarding market risk exposure, which primarily address long-term market risk exposure. The policy limits address: 1) the sensitivity of the market value of equity to interest rate shocks; 2) the duration of equity in the base-case interest rate environment and in up and down interest rate shocks; 3) the market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) in the base-case interest rate environment and in up and down interest rate shocks; 4) the market value sensitivity of the mortgage assets portfolio under interest rate shocks; and 5) the amount of mortgage assets as a multiple of capital. We complied with each of these policy limits in each of the first three months of 2010, as in 2009 (except one for limit for which we had a minor temporary violation in March 2009).
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
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2010 Year-to-Date
Market Value of Equity	$3,914	$4,012	$4,052	$4,069	$4,038	$3,988	$3,843

% Change from Flat Case	(3.8)%	(1.4)%	(0.4)%	-	(0.8)%	(2.0)%	(5.6)%

2009 Full Year
Market Value of Equity	$4,146	$4,247	$4,324	$4,404	$4,446	$4,442	$4,334

% Change from Flat Case	(5.9)%	(3.6)%	(1.8)%	-	1.0%	0.9%	(1.6)%

Month-End Results

March 31, 2010
Market Value of Equity	$3,916	$4,007	$4,040	$4,042	$3,994	$3,930	$3,774

% Change from Flat Case	(3.1)%	(0.9)%	0.0%	-	(1.2)%	(2.8)%	(6.6)%

December 31, 2009
Market Value of Equity	$4,184	$4,251	$4,271	$4,280	$4,256	$4,208	$4,066

% Change from Flat Case	(2.2)%	(0.7)%	(0.2)%	-	(0.6)%	(1.7)%	(5.0)%
Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2010 Year-to-Date	(1.7)	(1.9)	(1.2)	0.8	2.1	3.1	4.3

2009 Full Year	(2.3)	(3.3)	(3.8)	(2.9)	(0.7)	1.3	3.5

Month-End Results
March 31, 2010	(1.8)	(1.6)	(0.8)	1.7	2.9	3.7	4.4

December 31, 2009	(0.8)	(0.7)	(0.6)	0.6	1.8	2.8	4.1
These measures indicate that in the first three months of 2010, as in 2009, residual market risk exposure continued to be moderate and at levels consistent with the historical market risk profile. Based on these market risk metrics, as well as analysis of cash flows and earnings simulations, we do not expect that profitability would decrease to uncompetitive levels if interest rates were to change by a substantial amount, unless long-term rates were to increase immediately and permanently by four percentage points or more, or short-term rates were to increase immediately and permanently to at least eight percent. This amount of extreme change in interest rates would not result in negative earnings, unless possibly coupled with many other market and business variables experiencing extremely unfavorable changes, and would not threaten the impairment of capital stock. The increase in the sensitivity of the market value of equity to higher interest rates in the first quarter of 2010, compared to 2009, primarily reflected abnormal market conditions in much of 2009 that artificially lowered the measured exposure. The sensitivity in the first quarter of 2010 is more in line with the historical positioning of market risk exposure.
Regarding lower mortgage rates, we called a significant amount of unswapped Bonds between the fourth quarter of 2008 and March 31, 2010 and replaced them with new Consolidated Obligations at significantly lower interest costs. Mortgage prepayments did not increase proportionately to the amount of the Bonds called, in part due to the credit conditions—especially falling home prices—that have made refinancing difficult for many homeowners. The amount of Bonds we called will substantially mitigate—but not completely offset—the lower earnings resulting from a possible large acceleration in mortgage prepayment speeds if mortgage rates decrease again substantially.

On March 31, 2010, the mortgage asset portfolio had a net premium balance of $102 million. We project that a 1.00 percentage decrease in the currently low mortgage rates would cause a $16 million immediate one-time increase in net amortization of mortgage asset net premiums (which would lower earnings), while a 2.00 percentage increase to mortgage rates would cause a $6 million immediate one-time decrease in net amortization (which would raise earnings). This amount of volatility would result in a substantial reduction in ROE in the quarter the rate change occurred, but would not materially threaten the competiveness of profitability. Further, the reduction would be only for one quarter.
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
The following table presents both ratios for the current (flat rate) interest rate environment. Because both ratios were above 100 percent, they support the assessment that we have a moderate amount of market risk exposure.

	March 31, 2010	December 31, 2009

Market Value of Equity to Book Value of Regulatory Capital	103%	103%

Market Value of Equity to Par Value of Regulatory Capital Stock	116%	114%
Both ratios were relatively stable in the first three months of 2010. Currently the ratios are at favorable (high) levels, due to a combination of generally low mortgage rates, narrower expected market spreads on new mortgage assets, the Bond calls discussed above, and (for the second ratio) the fact that retained earnings totaled twelve percent of capital stock.
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
% Change in Market Value of Equity—Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2010 Year-to-Date	(12.8)%	(4.8)%	(1.4)%	-	(2.4)%	(6.4)%	(17.9)%

2009 Full Year	(25.0)%	(14.8)%	(7.5)%	-	4.0%	4.0%	(4.7)%

Month-End Results

March 31, 2010	(11.3)%	(3.4)%	(0.4)%	-	(3.9)%	(9.2)%	(22.1)%

December 31, 2009	(8.0)%	(2.4)%	(0.7)%	-	(1.9)%	(5.8)%	(17.3)%
These measures indicate that the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet. However, as expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet.
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

The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments. The large reduction in Consolidated Obligation swaps was because the cost of Discount Notes improved relative to swapped funding in the first quarter of 2010.

		March 31,	December 31,
(In millions)		2010	2009
Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$10,154	$15,523
Convertible Advances	Interest rate swap	2,398	2,816
Putable Advances	Interest rate swap	6,983	7,037
Regular Fixed Rate Advances	Interest rate swap	3,130	3,469

Total based on Hedged Item		$22,665	$28,845

The following table presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including Mandatory Delivery Contracts. The changes shown did not represent new hedging or risk management strategies or a change in accounting treatment of existing hedges.

	March 31,	December 31,
(In millions)	2010	2009

Shortcut (Fair Value) Treatment
Advances	$5,229	$5,733
Consolidated Obligations	450	450

Total	5,679	6,183

Long-haul (Fair Value) Treatment
Advances	7,098	7,405
Consolidated Obligations	9,504	14,873

Total	16,602	22,278

Economic Hedges
Advances	184	184
Consolidated Obligations	200	200
Mandatory Delivery Contracts	59	79

Total	443	463

Total Derivatives	$22,724	$28,924

Capital Adequacy
Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate that we must comply with three limits on capital leverage and risk-based capital.
▪	We must maintain at least a 4.00 percent minimum regulatory capital-to-assets ratio.
▪	We must maintain at least a 5.00 percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all Class B stock is permanent capital and we have never hand any other class of stock, this requirement is met automatically if the 4.00 percent unweighted capital requirement is satisfied.
▪	We are subject to a risk-based capital rule, as discussed below.
We have always complied with each capital requirement. See the “Capital Resources” section of “Analysis of Financial Condition” for information on the most important requirement, the minimum regulatory capital-to-assets ratio.

Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the material risks we face. The Policy conservatively establishes a range of adequate retained earnings from $140 million to $285 million, with a target level of $170 million. On March 31, 2010, we had $416 million of retained earnings. Given the recent financial and regulatory environment, we believe that an abundance of caution is prudent and therefore in the last several years we have been carrying a greater amount of retained earnings than required by our policy.
Components of Capital Plan That Promote Capital Adequacy
The GLB Act and our Capital Plan strongly promote the adequacy of our capital to absorb financial losses by providing:
▪	a five-year redemption period for Class B stock;
▪	an option to call on members to purchase additional capital if required to preserve safety and soundness; and
▪	limitations on our ability to honor requested redemptions of capital if we are at risk of not maintaining safe and sound operations.
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

(Dollars in millions)		Monthly Average
	Quarter End	Three Months Ended	Year End
	March 31, 2010	March 31, 2010	2009

Total risk-based capital requirement	$ 417	$ 451	$390
Total permanent capital	3,907	3,986	4,151

Excess permanent capital	$ 3,490	$ 3,535	$3,761

Risk-based capital as a percent of permanent capital	11%	11%	9%

The risk-based capital calculation has historically not been a constraint on operations and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent, which is significantly less than the amount of permanent capital.
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

Credit Services
Overview. We have numerous policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite deterioration in the credit conditions of many of our members and in the value of some pledged collateral over the last two years, we believe that we have a minimal amount of residual credit risk exposure in our secured lending activities. We base this assessment on the following factors:
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
Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policy parameters is that each member must overcollateralize its borrowings and must maintain borrowing capacity in excess of its credit outstanding. As of March 31, 2010, the over-collateralization resulted in total collateral pledged of $150.2 billion with total borrowing capacity of $94.4 billion. Lower borrowing capacity results after we make downward adjustments to the collateral pledged to recognize risks that may affect its realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.
We assign each member one of four levels of collateral status—Blanket, Securities, Listing, and Physical Delivery—based on our credit rating (described below) that reflects our view of the member’s current financial condition, capitalization, level of problem assets, and other credit risk factors. Blanket collateral status, which is assigned to approximately 85 percent of members, is the least restrictive and is available for lower risk institutions that meet minimum capital levels and maximum problem asset levels relative to their credit ratings. Under Blanket status, the borrower is not required to provide loan level detail on pledged loans. Lower risk members that choose not to pledge loan collateral are assigned Securities status. Under Listing collateral status, a member must pledge and provide us information on specifically identified individual loans. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, most insurance companies pledging loans, and newly chartered institutions. We require borrowers assigned to Physical Delivery to deliver into our possession securities and/or original notes, mortgages or deeds of trust. The collateral we accept is highly restrictive and subject to a conservative valuation process.
The table below identifies the major types of collateral we accept and shows the allocation of pledged collateral as of March 31, 2010. There was a significant ($7 billion) decrease in 1-4 Family Residential collateral from the end of 2009 due primarily to both lower levels of loans carried on a few large members’ balance sheets and lower amounts of eligible collateral due to identification of ineligible loans as a result of collateral due diligence reviews.

	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)

1-4 Family Residential	58%	$ 87.4
Home Equity Loans	19	28.2
Bond Securities	11	16.7
Commercial Real Estate	10	14.7
Multi-Family	2	2.8
Farm Real Estate	(a )	0.4

Total	100%	$ 150.2

(a)	Less than one percent of total pledged collateral.

We determine borrowing capacity against pledged collateral by applying Collateral Maintenance Requirements (CMRs), which are informally referred to as over-collateralization rates or “haircuts.” CMRs are percentage adjustments (i.e., discounts) applied to the estimated market value of pledged collateral that are intended to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset in the event we must liquidate collateral. Their application results in borrowing capacity, or lendable value, that is less than the amount of pledged collateral. We believe the CMR process results in conservative adjustments of borrowing capacity for all collateral types. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally subject to higher CMRs.
The table below indicates for each major collateral type the range of lendable values, as a percentage of the market value of the collateral, remaining after the CMRs are applied. The ranges exclude subprime and nontraditional mortgage loan collateral.

Lendable Value

1-4 Family Residential	57-83%
Home Equity Loans	18-69%
Commercial Real Estate	36-63%
Bond Securities	49-99%
Multi-Family	35-57%
Farm Real Estate	51-69%
On March 31, 2010, we had $7,036 million of Advances outstanding to former members that had been acquired by financial institutions who are not members of our FHLBank. Of this amount, $5,398 million was supported by subordination or other intercreditor security agreements with other FHLBanks, totaling $7,765 million of collateral based on our required collateral levels. The remainder was collateralized by $342 million of marketable securities and $3,005 million in loan collateral held in our custody. In accordance with the terms of the subordination agreements, each counterparty FHLBank is required to maintain sufficient collateral to cover our extensions of credit in accordance with the counterparty’s collateral policies and practices, all of which require overcollateralization and periodic verification of collateral levels. Subordination agreements mitigate our risk in the event of default by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing an incentive to ensure pledged collateral values are sufficient to cover all parties.
We also have an internal policy that, with certain exceptions granted on a case-by-case basis, we will not extend additional credit to any member (except under the Affordable Housing or the Community Investment and Economic Development Programs) that would result in total borrowings exceeding 50 percent of its total assets.
With certain unlikely statutory exceptions, the FHLBank Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. As additional security for borrowers’ indebtedness, we have a statutory lien on their FHLBank capital stock. At our discretion, we are permitted to call on members to pledge additional collateral at any time during the life of a borrowing.
Subprime and Nontraditional Mortgage Loan Collateral. We have policies and processes to identify subprime and nontraditional loans pledged by members to which we have high credit risk exposure or have extended significant credit. Our definitions of subprime loans and nontraditional mortgage loans (NTM) are expansive and conservative. We perform on-site collateral reviews, sometimes engaging third parties, of members we deem to have high credit risk exposure. The reviews include random sampling of loans that meet our definitions of subprime and nontraditional. Based on the reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately eight percent of pledged collateral meets the definition of “nontraditional.”
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
March 31, 2010

(Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	60	$1.8	31	$0.3	$0.9
2	111	34.6	58	12.2	33.7
3	197	10.0	154	3.6	9.2
4	205	38.8	175	14.6	38.2
5	69	4.5	61	1.7	4.5
6	70	3.0	65	2.2	2.9
7	37	1.7	34	1.3	1.7

Total	749	$94.4	578	$35.9	$91.1

December 31, 2009

(Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	66	$2.1	37	$0.3	$1.1
2	129	36.6	82	14.4	35.9
3	155	9.8	116	4.0	9.1
4	202	39.7	176	15.6	39.3
5	71	6.5	60	1.6	6.4
6	80	3.3	73	2.4	3.3
7	45	2.0	41	1.2	1.9

Total	748	$100.0	585	$39.5	$97.0

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
Many of our members continue to be adversely affected by the recent financial crisis and recession, with a resulting significant downward trend in our member credit ratings. This trend began in the second half of 2007 and accelerated thereafter. As of March 31, 2010, 176 members and borrowing nonmembers (23 percent of the total) had credit ratings of 5 or below, with $9.2 billion of borrowing capacity. The decrease in the number of members and borrowing nonmembers with a credit rating of 5 or below from the end of 2009 was due primarily to improvements made to our credit ratings model based on a review by a third party. These changes involve enhanced balancing of mitigating factors that influence a member’s overall financial condition, which we believe enables us to better identify the riskiest institutions.
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
Member Failures, Closures, and Receiverships. Two member institutions in our District were placed into receivership and subsequently closed by the FDIC in 2009; there were no member failures in the first three months of 2010. In each instance in 2009, the FHLBank’s Advances were assumed by a financially strong institution. As a result, these failures had no material effects on our earnings or operations and we suffered no monetary losses.
Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is de minimis and that it is probable we will be able to collect all remaining principal and interest amounts due according to contractual terms. We base this assessment on the following factors:
▪	the strong credit enhancements for conventional loans;
▪	the U.S. government insurance on FHA mortgage loans;
▪	no credit losses realized on any of the approximately 127,000 conventional loans purchased since inception of the Program other than a de minimis loss expected in early 2010;
▪	minimal delinquencies and defaults experienced in the Program’s loan portfolio;
▪	underwriting and loan characteristics consistent with favorable expected credit performance; and
▪	only de minimis losses experienced by supplemental mortgage insurance providers.
Because of these factors, we have not established a loan loss reserve for the Program and have determined that our mortgage loans were not impaired at March 31, 2010, as at all previous dates.
Credit Enhancements. We use similar credit underwriting standards and processes for approving members to participate in the Mortgage Purchase Program as for members who borrow Advances. The primary management of credit risk for conventional loans involves the collateral supporting the mortgage loans (i.e., homeowners’ equity) and several layers of credit enhancement. Credit enhancements, listed in order of priority, include:
▪	primary mortgage insurance (when applicable);
▪	the Lender Risk Account; and
▪	supplemental mortgage insurance coverage on a loan-by-loan basis that each member participating in the Program (Participating Financial Institution, or PFI) purchases from one of our approved third-party providers, naming us the beneficiary.
The combination of homeowners’ equity and credit enhancements protect us down to approximately a 50 percent loan-to-value level (based on values at loan origination), subject to a stop-loss feature in the supplemental mortgage insurance policy on approximately 62 percent of all conventional loans. This means that the loan’s value (observed from a sale price or appraisal) can fall to half of its value at the time the loan was originated before we would be exposed to a potential loss.
Finance Agency Regulations require that the combination of mortgage loan collateral and credit enhancements be sufficient to raise the implied credit ratings on pools of conventional mortgage loans to at least an investment-grade rating of BBB, although under our current credit enhancement structure we internally enhance the loans to an implied credit rating of AA when each pool is closed. We analyze all pools and determine the amount of credit enhancement needed using a credit risk model licensed from Standard & Poor’s.
Lender Risk Account. The Lender Risk Account is a key feature that helps protect us against credit losses on conventional mortgage loans. It is a purchase price holdback from the PFI on each conventional loan the PFI sells to the FHLBank and, therefore, provides members an incentive to sell us high quality loans. Lender Risk Account funds are available to cover credit losses in excess of the borrower’s equity and primary mortgage insurance on loans in the pool. The holdback percentage currently ranges from 30 basis points to 50 basis points of a loan’s purchased principal balance, based on our determination of expected loan losses using the Standard & Poor’s credit default model. Any portion of the Account not needed to help cover these losses is distributed to the PFI over a pre-determined schedule, beginning in the sixth year.

The following table presents changes in the Lender Risk Account for the first three months of 2010. The amount of loss claims was approximately $1 million. Since inception of the Program, loss claims have only used approximately $5 million, or 7 percent, of the Lender Risk Account.

Three Months Ended
(In millions)	March 31, 2010

Lender Risk Account at December 31, 2009	$55
Additions	-
Claims	(1)
Scheduled distributions	(1)

Lender Risk Account at March 31, 2010	$53

Portfolio Loan Characteristics. Two indications of credit quality are loan-to-value ratios and credit scores provided by Fair Isaac and Company (FICO®). FICO® provides a commonly used measure to assess a borrower’s credit quality, with scores ranging from a low of 300 to a high of 850. Our policy currently stipulates that we do not purchase conventional loans with a FICO® score of less than 660. Prior to November 2009, we had accepted loans with FICO® scores as low as 620. In current market conditions, the mortgage industry generally considers a FICO® score of over 660, and a loan-to-value ratio of 80 percent or lower, as benchmarks indicating a good credit risk. For remaining conventional loans with FICO® scores between 620 to 660, we also have risk-based pricing adjustments and additional underwriting limitations to further mitigate risks. In addition, we require a higher minimum FICO® score for loans with loan-to-value ratios that exceed 90 percent.
The following table shows FICO® scores at origination for the conventional loan portfolio. We believe these data indicate the loan portfolio is of high credit quality. After improving in 2009 compared to 2008, there was little change in the FICO® distribution in the first three months of 2010.

	March 31,	December 31,
FICO® Score	2010	2009

< 620	0%	0%
620 to < 660	4	4
660 to < 700	11	11
700 to < 740	19	19
>= 740	66	66

Weighted Average	751	751
High loan-to-value ratios, especially those above 90 percent in which homeowners have little or no equity at stake, are key drivers in potential mortgage delinquencies and defaults. The following table shows loan-to-value ratios for conventional loans based on values at origination dates and values estimated as of March 31, 2010 and December 31, 2009. The estimates of current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Origination Dates			Based On Estimated Current Value
	March 31,	December 31,		March 31,	December 31,
Loan-to-Value	2010	2009	Loan-to-Value	2010	2009

<= 60%	21%	21%	<= 60%	31%	31%
> 60% to 70%	18	19	> 60% to 70%	21	20
> 70% to 80%	53	52	> 70% to 80%	28	29
> 80% to 90%	5	5	> 80% to 90%	11	10
> 90%	3	3	> 90% to 100%	5	5
			> 100%	4	5

Weighted Average	70%	70%	Weighted Average	67%	68%

The relatively favorable original and estimated current loan-to-value ratios provide further support for our conclusion that the Mortgage Purchase Program has a strong credit quality. Only nine percent of loans are estimated to have current ratios above 90 percent. The reduction in home prices since origination dates has been approximately offset by regular principal amortization as well as partial prepayments. In large part, this reflects the heavy concentration of our mortgage loans from Ohio (discussed below), which has had relatively modest decreases in home prices according to several sources that track housing prices. Although the estimated current loan-to-value ratios have a range of uncertainty based on sampling methods to determine current loan values, our research leads us to believe that the uncertainty is not large enough to alter the conclusion that the current loan-to-value ratios are favorable, despite the housing market’s difficulties in the last three years. In reaching this conclusion, we evaluated two sources for estimates of current loan values.
The following tables provide additional detailed data on conventional loans with FICO® scores at origination below 660 and conventional loans with current estimated loan-to-value ratios above 90 percent. Some loans are in both categories.
Conventional Loans with FICO® Scores Below 660

(Dollars in millions)
	March 31, 2010		December 31, 2009
Loan-to-Value	Amount	% of Total	Amount	% of Total
<= 60%	$85	26%	$88	27%
> 60% to 70%	74	23	74	22
> 70% to 80%	73	23	77	23
> 80% to 90%	47	15	47	14
> 90% to 100%	18	5	19	6
> 100%	25	8	28	8

Total	$322	100%	$333	100%

Weighted Average Loan-to-Value		71%		71%
Conventional Loans with Loan-to-Values Above 90%

(Dollars in millions)
	March 31, 2010		December 31, 2009
FICO® Score	Amount	% of Total	Amount	% of Total
< 620	$1	0%	$1	0%
620 to < 660	44	7	47	6
660 to < 700	89	13	97	13
700 to < 740	159	24	169	23
>= 740	374	56	430	58

Total	$667	100%	$744	100%

Weighted Average FICO® Score		740		741
We believe these data provide further support that the Program is comprised of high quality loans. For the $322 million of conventional loans with FICO® scores below 660 as of March 31, 2010, only $43 million (13 percent) are estimated to have loan-to-value ratios above 90 percent while their combined 60-day or more delinquency and foreclosure rate is 18 percent. For the $667 million of conventional loans with loan-to-value ratios above 90 percent, $622 million (93 percent) have FICO® scores above 660. The reduction of approximately $80 million in conventional loans with estimated loan-to-value ratios above 90 percent between December 31, 2009 and March 31, 2010 is a result of the projection of a moderate increase in home prices in some regional core based statistical areas (CBSAs) where we hold a heavy concentration of loans. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. With many of these loans having estimated loan-to-value ratios very close to 90 percent, small changes in home price projects can result in moderate shifts in the distribution of loans by estimated loan-to-value.

As shown in the following table based on unpaid principal balance, the geographical allocation of loans in the Program is concentrated in the Midwest and did not change materially in the first three months of 2010.

	March 31,	December 31,
	2010	2009

Midwest	60%	60%
Southeast	21	21
Southwest	10	10
West	5	5
Northeast	4	4

Total	100%	100%

Midwest includes the states of IA, IL, IN, MI, MN, ND, NE, OH, SD, and WI
Southeast includes the states of AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA, and WV
Southwest includes the states of AR, AZ, CO, KS, LA, MO, NM, OK, TX, and UT
West includes the states of AK, CA, GU, HI, ID, MT, NV, OR, WA, and WY
Northeast includes the states of CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI, and VT
The concentration of loans in the Midwest may further increase due to the loss of one of our historically largest sellers of loans outside of the Midwest. Loans are less concentrated in the Northeast and West, regions that historically have had the most exposure to credit problems including foreclosures and housing price declines. In addition, only two percent and three percent of total loans were originated in the depressed real-estate markets of Florida and California, respectively.
Conventional loans in Ohio represented 49 percent of unpaid principal as of March 31, 2010, the same percentage as year-end 2009. No other state had more than ten percent of unpaid principal. Ohio has had one of the higher state foreclosure rates in the past few years. To mitigate this concentration risk, we emphasize purchases of mortgage-backed securities in our investment portfolio whose underlying loans are not heavily originated in Ohio. However, delinquency rates (loans past due 90 days or more or in foreclosure) on our Ohio loans (0.4 percent) continue to be significantly lower than the overall delinquency rates (5.3 percent) for Ohio’s prime, fixed-rate mortgages.
Finally, based on the available data, we believe we have little exposure to loans in the Program considered to have individual characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.
Credit Quality Performance. Reflecting the high-quality loans purchased, the Mortgage Purchase Program has had a relatively low amount of delinquencies and foreclosures. An analysis of loans past due 90 days or more or in foreclosure is presented below along with, for comparison, the same data nationally, based on a nationally recognized delinquency survey. The 1.1 percent ratio for conventional loans at March 31, 2010 translates into $78 million of unpaid principal balance.

	Mortgage Purchase Program		National Averages

	March 31,	December 31,	December 31,
	2010	2009	2009
Delinquencies past due 90 days or more, or in foreclosure:

Conventional mortgage loans	1.1%	0.9%	5.0%

FHA mortgage loans	4.1	4.1	9.2
During the recent financial crisis, our delinquency/foreclosure rates on both conventional and FHA loans have increased substantially but continued to be well below the national averages and we expect this to continue. For government-insured (FHA) mortgages, the delinquency rate is higher than for the conventional mortgages held in the Program, as expected. We rely on government insurance, which generally provides a 100 percent guarantee, as well as quality control processes, to maintain the credit quality of the FHA portfolio.
We perform a credit risk analysis for conventional loans, on a loan-by-loan basis, to determine if projected claims on loans 60 days or more delinquent would be significant enough to exhaust all the credit enhancements. The analysis uses a recognized third-party prepayment and housing credit model, which we believe employs reasonably conservative assumptions on future home price trends. We also stress this model for extremely pessimistic assumptions of future home prices and other variables. We continue to expect no material probable losses on these loans that would exceed the combined credit enhancements.
Credit Risk Exposure to Supplemental Insurance Providers. The following table presents information on the concentration of supplemental mortgage insurance providers for our conventional loans and their related credit ratings as of March 31, 2010.

	Percent of	Credit Rating
	Portfolio	S&P	Moody’s	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	53%	B+	Ba3	N/A
Genworth Residential Mortgage Insurance Corporation (Genworth)	47%	BBB-	Baa2	N/A

Total	100%

Genworth is our current sole provider of supplemental mortgage insurance for new business. We discontinued committing new business with MGIC in 2008, although 53 percent of our loans outstanding have supplemental mortgage insurance underwritten by MGIC. We subject both supplemental mortgage insurance providers to standard credit underwriting analysis. As of March 31, 2010, the net exposure to both providers, after consideration of the protection afforded by the Lender Risk Account, was an estimated $2 million. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of the entire conventional portfolio defaulting and the insurance providers being financially unable to pay any of the resulting claims. Over its life, we have had only 131 claims paid in the Mortgage Purchase Program. Because of these factors, we believe we have a very small amount of credit risk exposure to these providers. See the related discussion in “Business Outlook” of the “Executive Overview.”
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
We supplement the formulaic limits on credit exposure with internal credit underwriting analysis and active trading room monitoring of counterparties’ credit conditions, which can result in: 1) suspending new activity, 2) putting them on a trading room “watch list,” 3) applying tighter maturity or dollar limits, 4) liquidating securities holdings, and/or 5) steering investment priorities away from particular counterparties or market segments. The short-term nature of these investments and the negotiability of investment types generally enable us to quickly mitigate actual or perceived credit exposure problems. During 2008 and 2009’s financial crisis, we suspended activity with or applied tighter maturity or dollar limits on a substantial number of our unsecured credit counterparties. Some of these remained in effect in the first three months of 2010.
The following table presents the par amount of deposits held at the Federal Reserve and unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services.

(In millions)	March 31, 2010	December 31, 2009

Federal Reserve deposits (1)	$1,733	$1,807
Aaa/AAA	1,550	3,800
Aa/AA	6,070	6,830
A	3,820	1,990
Baa/BBB	-	-

Total	$13,173	$14,427

(1)	Federal Reserve deposit balances are included in Cash and due from banks on the Statement of Condition.

On both dates, the unsecured investments held with the Aaa/AAA counterparties were short-term Discount Notes issued by Freddie Mac and Fannie Mae. We held these as trading securities to augment liquidity. The investment in Federal Reserve deposits at the end of each period resulted from our decision to keep funds at the Federal Reserve instead of investing with traditional unsecured counterparties due to the zero or negative interest rates available on overnight investments with those counterparties on that date.
Mortgage-Backed Securities. We have never held any asset-backed securities other than mortgage-backed securities. Historically, almost all of our mortgage-backed securities have been GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. On March 31, 2010, we held six private-label mortgage-backed securities with an outstanding principal balance of $164 million. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.”
As indicated in Note 5 of the Notes to Unaudited Financial Statements, at March 31, 2010, our mortgage-backed securities issued by GSEs in the held-to-maturity securities portfolio had an estimated net unrealized gain totaling $415 million, which was three percent of their amortized cost. The gain reflects the lower overall level of mortgage rates at March 31, 2010 compared to when the securities were originated.
In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs continue to receive the highest senior debt ratings available from the NRSROs, which are based in part on their perceived backing by the U.S. government. We believe the conservatorships lower the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.
Private-label mortgage-backed securities have more credit risk than GSE and agency mortgage-backed securities because the issuers do not guarantee principal and interest payments. We believe our private-label securities are composed of high quality mortgages and have had, and will continue to have, a minimal amount of credit risk. We base this assessment on the following factors.
▪	Each carries increased credit subordination involving additional tranches that absorb the first credit losses beyond that required to receive the triple-A rating. See the table immediately below for information on credit subordination compared to delinquencies.
▪	Each is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003 or earlier, not in more recent years when the largest numbers of the mortgages with current and expected credit issues were issued.
▪	Each has loan characteristics consistent with favorable expected credit performance. Only 2.4 percent of original principal balances had original FICO® scores below 650, the average original FICO® score was 740, and the average current estimated loan-to-value ratio at March 31, 2010 was 51 percent.
▪	Each has a strong and seasoned credit performance history. At March 31, 2010, the 60-day or more delinquency rate was 0.86 percent and a de minimis amount (0.19 percent) of the loans backing the securities were in foreclosure or real-estate owned.
▪	Each continues to receive a triple-A rating.

The following table summarizes the credit support of our private-label mortgage-backed securities. Credit support significantly exceeds collateral delinquencies.

	Original	Current		Weighted	Maximum
	Weighted-	Weighted	Minimum	Average	Current
	Average	Average	Current	Collateral	Collateral
	Credit Support	Credit Support	Credit Support (1)	Delinquency (2)	Delinquency (1) (2)

Private-label mortgage-backed securities

March 31, 2010	4.7%	7.9%	5.5%	1.05%	1.37%

December 31, 2009	4.7	7.6	5.4	0.54	0.76

(1)	Represents percentage applicable to an individual security holding within the private-label mortgage-backed securities portfolio.

(2)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.
The following table presents the fair value of our private-label mortgage-backed securities as a percent of unpaid principal balance. Fair values were approximately par on both dates. As of March 31, 2010, the six private-label mortgage-backed securities on average had paid down 78 percent of their original principal balances.

(Dollars in millions)			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance

March 31, 2010	$165	$164	100.3%

December 31, 2009	187	187	99.9
In addition to the base case cash flow analysis described in Note 6 of the Notes to Unaudited Financial Statements, we also perform a sensitivity test based on a different scenario that reflects a plausible but more adverse than the base case current-to-trough housing price decline with a more shallow and slower rate of housing price recovery. At March 31, 2010, the sensitivity test current-to-trough forecast showed a decline of 5 percentage points more than the base case current-to-trough housing price decline, and the housing price recovery path projected housing prices to remain unchanged from trough levels in the first year, and to increase 1 percent in the second year, 2 percent in the third and fourth years and 3 percent in each subsequent year. Under each of these scenarios, the analysis indicates that each security will continue to provide all contractual amounts of principal and interest on a timely basis.
Based on the analyses presented above, we have determined that the gross unrealized losses (which totaled only $68 thousand) on the private-label mortgage-backed securities as of March 31, 2010, as for all previous periods, were temporary. We do not intend to sell these securities, and our analysis of available evidence indicates that it is more likely than not that we will recover their entire amortized cost basis. Therefore, we continue to believe that our private-label securities are not other-than-temporarily impaired. See Note 6 of the Notes to Unaudited Financial Statements for more detailed information supporting this assessment.
Derivatives
The credit exposure on an interest rate swap derivative transaction is the risk that the counterparty does not make timely interest payments, that it defaults, or that the swap is terminated before its maturity date, which could occur because of a failure of the counterparty or us. Any one of these events could result in us having to replace the derivative transaction with that from another counterparty on less favorable terms or could expose us to market risk during the time it takes to replace the transaction.
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
The table below presents, as of March 31, 2010, the gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.

(Dollars in millions)
			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	6	9,414	1	-	1
A	8	13,251	16	(14)	2

Total	14	$22,665	$17	$(14)	$3

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
After collateral exchanges, we had net unsecured credit exposure of $3 million. Because of the terms of our swap contracts, use of highly rated institutions, and the collateralization process, which limit our credit risk exposure to threshold amounts, we continue to expect no credit losses from our derivative transactions.
The following table presents, as of March 31, 2010, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.
(In millions)

	Credit		Net
	Rating	Notional	Unsecured
Counterparty	Category	Principal	Exposure

Barclays Bank PLC	Aa/AA	$5,542	$-
Morgan Stanley Capital Services	A	3,186	-
Bank of America, N.A.	A	2,836	-
Deutsche Bank AG	A	2,397	-
All others (10 counterparties)	A to Aa/AA	8,704	3

Total		$22,665	$3

Although we cannot predict if we will realize credit or market risk losses from any of our derivatives counterparties, we have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.
On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. (“LBSF”), with a total notional principal amount of $5.7 billion. Under the provisions of our master agreement with LBSF, all of these swaps automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The close-out provisions of the Agreement required us to pay LBSF a net fee of approximately $189 million, which represented the swaps’ total estimated market value at the close of business on Friday, September 12, 2008. We paid LBSF approximately $14 million to settle all of the transactions, comprised of the $189 million market value fee minus the value of collateral we had delivered previously and other interest and expenses. On Tuesday, September 16, 2008, we replaced these swaps with new swaps transacted with other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net fee of approximately $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.
The $43 million difference between the settlement amount we paid Lehman and the market value fee we received on the replacement swaps represented an economic gain to us based on changes in the interest rate environment between the termination date and the replacement date. Although the difference was a gain to us in this instance, because it represented exposure from terminating and replacing derivatives, it could have been a loss if the interest rate environment had been different. We will amortize the gain into earnings according to the swaps’ final maturities, most of which will occur by the end of 2012.
In early March 2010, representatives of the Lehman bankruptcy estate advised us that they believed that we had been unjustly enriched and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount we paid Lehman and the market value fee we received on the replacement swaps. In early May 2010, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. We believe that we correctly calculated, and fully satisfied our obligation to Lehman in September 2008, and we intend to vigorously dispute any claim for additional amounts.
Liquidity Risk and Contractual Obligations
Liquidity Overview
Our operations require a continual and substantial amount of liquidity to provide members access to Advance funding and mortgage loan sales in all financial environments and to meet financial obligations as they come due in a timely and cost-efficient manner. Liquidity risk is the risk that we will be unable to satisfy these obligations or meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Our primary source of ongoing permanent liquidity is through our ability to participate in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the first three months of 2010, our share of participations in debt issuance totaled $150.3 billion for Discount Notes and $4.6 billion for Consolidated Bonds.
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
We actively monitor our liquidity measures. Our operational liquidity must equal or exceed our contingency liquidity. To meet the operational liquidity requirement, we are permitted to include the sources of liquidity under the contingency liquidity requirement as well as our access to the capital markets to issue Consolidated Obligations, purchase Federal funds, and borrow deposits. In the first three months of 2010, as in prior years, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations.
We believe that in the first three months of 2010 our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. We expect this to continue to be the case. The System’s triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.
Contingency Liquidity Requirement
To meet the contingency liquidity requirement, we must hold sources of liquidity to meet obligations in the event our access to the capital markets is impeded for seven business days. Liquidity obligations include, among others, maturing net liabilities in the next seven business days, assets traded not yet settled, Advance commitments, and a three percent hypothetical increase in Advances. Sources of liquidity include, among others, cash, overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available-for-sale negotiable securities, and 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities.

The following table presents the components of our contingency liquidity reserves. We continued to hold an adequate amount of liquidity reserves to protect against impaired access to the debt markets for at least seven business days.

Contingency Liquidity Requirement (In millions)	March 31,	December 31,
	2010	2009

Total Contingency Liquidity Reserves	$24,634	$21,199
Total Requirement	(9,776)	(6,937)

Excess Contingency Liquidity Available	$14,858	$14,262

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

Deposit Reserve Requirement (In millions)	March 31,	December 31,
	2010	2009

Total Eligible Deposit Reserves	$34,683	$33,465
Total Member Deposits	(1,585)	(2,077)

Excess Deposit Reserves	$33,098	$31,388

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments at March 31, 2010. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at year-end 2009, and changes reflected normal business variations. As discussed elsewhere in this filing, we believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$9,205	$12,281	$6,487	$7,948	$35,921
Mandatorily redeemable capital stock	10	53	349	-	412
Other long-term obligations (term deposits) – par	246	2	-	-	248
Pension and other postretirement benefit obligations	1	3	4	17	25
Capital lease obligations	-	-	-	-	-
Operating leases (include premises and equipment)	1	2	1	-	4

Total Contractual Obligations before off-balance sheet items	9,463	12,341	6,841	7,965	36,610

Off-balance sheet items (1)
Commitments to fund additional Advances	-	-	-	-	-
Standby Letters of Credit	3,412	72	24	78	3,586
Standby bond purchase agreements	94	230	83	-	407
Commitments to fund mortgage loans	59	-	-	-	59
Consolidated Obligations traded, not yet settled	26	25	175	245	471
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments	-	-	-	-	-

Total off-balance sheet items	3,591	327	282	323	4,523

Total Contractual Obligations and off-balance sheet items	$13,054	$12,668	$7,123	$8,288	$41,133

(1)	Represents notional amount of off-balance sheet obligations.

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
We believe there were no material developments regarding our operational risk during the first quarter of 2010.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.
Item 4.    Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of March 31, 2010, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of March 31, 2010, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of March 31, 2010, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A.    Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $5.7 million of such credit support during the three months ended March 31, 2010. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.
Item 6.    Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 13th day of May 2010.
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