Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Cincinnati
filed 2010-08-11
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
☐ Yes   ☑ No
        As of July 31, 2010, the registrant had 31,083,357 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.       Financial Statements.
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$3,184,862	$1,807,343
Interest-bearing deposits	117	126
Securities purchased under agreements to resell	1,500,000	100,000
Federal funds sold	5,385,000	2,150,000
Trading securities	2,567	3,802,013
Available-for-sale securities	3,899,458	6,669,636
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2010 and December 31, 2009, respectively, that may be repledged) (a)	11,274,672	11,471,081
Advances	32,602,527	35,818,425
Mortgage loans held for portfolio, net	8,789,603	9,365,752
Accrued interest receivable	139,683	151,690
Premises, software, and equipment, net	10,139	10,368
Derivative assets	3,282	9,065
Other assets	27,884	31,133

TOTAL ASSETS	$66,819,794	$71,386,632

LIABILITIES
Deposits:
Interest bearing	$1,608,480	$2,076,826
Non-interest bearing	6,534	7,995

Total deposits	1,615,014	2,084,821

Consolidated Obligations, net:
Discount Notes	25,519,958	23,186,731
Bonds	35,087,896	41,222,590

Total Consolidated Obligations, net	60,607,854	64,409,321

Mandatorily redeemable capital stock	396,059	675,479
Accrued interest payable	231,094	309,007
Affordable Housing Program payable	93,672	98,341
Payable to REFCORP	10,257	12,190
Derivative liabilities	238,867	228,197
Other liabilities	90,424	102,129

Total liabilities	63,283,241	67,919,485

Commitments and contingencies

CAPITAL
Capital stock Class B putable ($100 par value); 31,210 and 30,635 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	3,121,036	3,063,473
Retained earnings	423,352	411,782
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(542)	(364)
Pension and postretirement plans benefits	(7,293)	(7,744)

Total accumulated other comprehensive loss	(7,835)	(8,108)

Total capital	3,536,553	3,467,147

TOTAL LIABILITIES AND CAPITAL	$66,819,794	$71,386,632

(a)	Fair values: $11,828,169 and $11,837,712 at June 30, 2010 and December 31, 2009, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

INTEREST INCOME:
Advances	$72,036	$157,137	$143,098	$379,619
Prepayment fees on Advances, net	1,094	1,058	3,213	4,853
Interest-bearing deposits	230	636	389	8,390
Securities purchased under agreements to resell	752	268	1,102	465
Federal funds sold	3,617	3,549	6,055	6,224
Trading securities	31	62	940	99
Available-for-sale securities	2,791	5,397	5,356	10,243
Held-to-maturity:
Securities	137,542	134,822	271,600	290,598
Securities of other FHLBanks	-	6	-	22
Mortgage loans held for portfolio	103,899	134,992	215,940	251,909
Loans to other FHLBanks	2	4	3	4

Total interest income	321,994	437,931	647,696	952,426

INTEREST EXPENSE:
Consolidated Obligations – Discount Notes	10,003	27,506	16,455	88,927
Consolidated Obligations – Bonds	243,092	300,164	488,272	638,659
Deposits	389	503	678	1,097
Loans from other FHLBanks	-	-	1	1
Mandatorily redeemable capital stock	4,615	1,113	10,134	2,198

Total interest expense	258,099	329,286	515,540	730,882

NET INTEREST INCOME	63,895	108,645	132,156	221,544

OTHER INCOME:
Service fees	433	432	855	891
Net gains (losses) on trading securities	8	170	(217)	222
Net losses on available-for-sale securities	(90)	-	(90)	-
Net gains on held-to-maturity securities	6,450	-	6,450	5,943
Net (losses) gains on derivatives and hedging activities	(3,074)	3,393	(1,118)	7,951
Other, net	1,015	1,248	2,450	3,018

Total other income	4,742	5,243	8,330	18,025

OTHER EXPENSE:
Compensation and benefits	6,972	7,229	14,535	13,977
Other operating	3,466	3,591	6,900	6,918
Finance Agency	897	699	1,902	1,474
Office of Finance	659	747	1,481	1,662
Other	289	303	534	546

Total other expense	12,283	12,569	25,352	24,577

INCOME BEFORE ASSESSMENTS	56,354	101,319	115,134	214,992

Affordable Housing Program	5,072	8,385	10,433	17,775
REFCORP	10,256	18,586	20,940	39,443

Total assessments	15,328	26,971	31,373	57,218

NET INCOME	$41,026	$74,348	$83,761	$157,774

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Six Months Ended June 30, 2010 and 2009
(In thousands)
(Unaudited)

				Accumulated
	Capital Stock			Other
	Class B*		Retained	Comprehensive	Total
	Shares	Par Value	Earnings	Loss	Capital

BALANCE, DECEMBER 31, 2008	39,617	$3,961,698	$326,446	$(6,275)	$4,281,869
Proceeds from sale of capital stock	618	61,805			61,805
Net reclassified to mandatorily redeemable capital stock	(239)	(23,857)			(23,857)

Comprehensive income:
Net income			157,774		157,774
Other comprehensive income:
Net unrealized gains on available-for-sale securities				24	24
Pension and postretirement benefits				313	313

Total comprehensive income					158,111

Dividends on capital stock:
Cash			(88,903)		(88,903)

BALANCE, JUNE 30, 2009	39,996	$3,999,646	$395,317	$(5,938)	$4,389,025

BALANCE, DECEMBER 31, 2009	30,635	$3,063,473	$411,782	$(8,108)	$3,467,147
Proceeds from sale of capital stock	651	65,124			65,124
Net reclassified to mandatorily redeemable capital stock	(76)	(7,561)			(7,561)

Comprehensive income:
Net income			83,761		83,761
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(178)	(178)
Pension and postretirement benefits				451	451

Total comprehensive income					84,034

Dividends on capital stock:
Cash			(72,191)		(72,191)

BALANCE, JUNE 30, 2010	31,210	$3,121,036	$423,352	$(7,835)	$3,536,553

*Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:

Net income	$83,761	$157,774

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	12,102	(39,477)
Change in net fair value adjustment on derivative and hedging activities	122,910	105,317
Net change in fair value adjustments on trading securities	217	(222)
Other adjustments	(6,360)	(5,913)
Net change in:
Accrued interest receivable	11,986	84,388
Other assets	1,781	1,395
Accrued interest payable	(77,915)	(92,353)
Other liabilities	(17,226)	12,907

Total adjustments	47,495	66,042

Net cash provided by operating activities	131,256	223,816

INVESTING ACTIVITIES:

Net change in:
Interest-bearing deposits	(83,313)	20,149,489
Securities purchased under agreements to resell	(1,400,000)	–
Federal funds sold	(3,235,000)	(6,380,000)
Premises, software, and equipment	(1,156)	(1,872)

Trading securities:
Net decrease (increase) in short-term	3,800,000	(2,248,088)
Proceeds from maturities of long-term	121	165

Available-for-sale securities:
Net decrease (increase) in short-term	2,769,910	(2,168,220)

Held-to-maturity securities:
Net (increase) decrease in short-term	(380)	660
Net decrease in other FHLBanks	–	6
Proceeds from maturities of long-term	1,738,213	1,956,762
Proceeds from sale of long-term	213,620	222,143
Purchases of long-term	(1,743,805)	(842,995)

Advances:
Proceeds	114,961,988	241,937,276
Made	(111,651,036)	(233,230,098)

Mortgage loans held for portfolio:
Principal collected	817,466	1,724,457
Purchases	(251,281)	(2,775,155)

Net cash provided by investing activities	5,935,347	18,344,530

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

FINANCING ACTIVITIES:

Net (decrease) increase in deposits and pass-through reserves	$(499,707)	$540,182
Net payments on derivative contracts with financing elements	(84,847)	(71,668)

Net proceeds from issuance of Consolidated Obligations:
Discount Notes	288,929,500	343,230,760
Bonds	10,667,974	21,997,641

Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(286,598,980)	(364,047,490)
Bonds	(16,808,976)	(20,166,641)

Proceeds from issuance of capital stock	65,124	61,805
Payments for redemption of mandatorily redeemable capital stock	(286,981)	(24,145)
Cash dividends paid	(72,191)	(88,903)

Net cash used in financing activities	(4,689,084)	(18,568,459)

Net increase (decrease) in cash and cash equivalents	1,377,519	(113)
Cash and cash equivalents at beginning of the period	1,807,343	2,867

Cash and cash equivalents at end of the period	$3,184,862	$2,754

Supplemental Disclosures:

Interest paid	$542,735	$852,278

AHP payments, net	$15,102	$10,858

REFCORP assessments paid	$22,873	$34,910

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
Note 1— Basis of Presentation
The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2010 are not necessarily indicative of operating results for the full year.
Certain amounts in the 2009 financial statements and notes have been reclassified to conform to the 2010 presentation.
The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.
Note 2—Recently Issued Accounting Standards and Interpretations
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires disclosure of the following: (i) the nature of credit risk inherent in financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank). The adoption of this amended guidance will likely result in increased financial statement disclosures, but will not affect the FHLBank’s financial condition, results of operations, or cash flows.
Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describes the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank), except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBank), and for interim periods within those fiscal years. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. The FHLBank adopted this guidance as of January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Its adoption resulted in increased financial statement disclosures but did not affect the FHLBank’s financial condition, results of operations, or cash flows.
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
Note 3—Trading Securities
Major Security Types. Trading securities as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30,	December 31,
	2010	2009
	Fair Value	Fair Value
Government-sponsored enterprises*	$-	$3,799,336
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,567	2,677

Total	$2,567	$3,802,013

*	Consists of debt securities issued and guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.
Net unrealized (losses) gains on trading securities during the six months ended June 30 were as follows (in thousands):

	Six Months Ended June 30,
	2010	2009

Net unrealized gains on trading securities held at period end	$12	$222
Net unrealized losses on trading securities matured during the period	(229)	-

Net (losses) gains on trading securities	$(217)	$222

Note 4—Available-for-Sale Securities
Major Security Types. Available-for-sale securities as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit	$3,900,000	$-	$(542)	$3,899,458

December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	(Losses)	Value

Certificates of deposit	$6,670,000	$40	$(404)	$6,669,636

All securities outstanding with gross unrealized losses at June 30, 2010 have been in a continuous unrealized loss position for less than 12 months.
Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at the dates indicated are shown below (in thousands).

	June 30, 2010		December 31, 2009
	Amortized	Fair	Amortized	Fair
Year of Maturity	Cost	Value	Cost	Value

Due in one year or less	$3,900,000	$3,899,458	$6,670,000	$6,669,636

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009

Amortized cost of available-for-sale securities:
Fixed-rate	$3,900,000	$6,670,000

Realized Gains and Losses. The FHLBank received (in thousands) $854,910 in proceeds from the sale of available-for-sale securities for the six months ended June 30, 2010. The FHLBank realized (in thousands) $90 in gross losses and no gross gains on these sales. The FHLBank did not sell any securities out of its available-for-sale portfolio during the six months ended June 30, 2009.

Note 5—Held-to-Maturity Securities
Major Security Types. Held-to-maturity securities as of June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding
	Cost(1)	Gains	(Losses)	Fair Value

U.S. Treasury obligations	$27,068	$-	$-	$27,068
State or local housing agency obligations	7,365	-	(368)	6,997
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	11,096,598	552,599	-	11,649,197
Private-label residential mortgage-backed securities	143,641	1,266	-	144,907

Total mortgage-backed securities	11,240,239	553,865	-	11,794,104

Total	$11,274,672	$553,865	$(368)	$11,828,169

	December 31, 2009
		Gross	Gross
		Unrecognized	Unrecognized
	Amortized	Holding	Holding
	Cost (1)	Gains	(Losses)	Fair Value

Government-sponsored enterprises **	$26,688	$4	$-	$26,692
State or local housing agency obligations	10,375	-	(510)	9,865
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	11,246,925	386,591	(19,217)	11,614,299
Private-label residential mortgage-backed securities	187,093	165	(402)	186,856

Total mortgage-backed securities	11,434,018	386,756	(19,619)	11,801,155

Total	$11,471,081	$386,760	$(20,129)	$11,837,712

(1)	Carrying value equals amortized cost.

*	Consists of mortgage-backed securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

**	Consists of debt securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
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

	As of June 30, 2010
				Percent
				Average	Serious
Private-Label		Unrealized	Investment	Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime(1) – Year of Securitization
2003	$143,557	$-	AAA	8.1%	0.74%

Total	$143,557	$-

	As of December 31, 2009
				Percent
				Average	Serious
Private-Label		Unrealized	Investment	Credit	Delinquency
Mortgage-Backed Securities	Par	(Losses)	Rating	Enhancement	Rate(2)
Prime(1) – Year of Securitization
2003	$186,909	$(402)	AAA	7.6%	0.54%

Total	$186,909	$(402)

(1)	As defined by the originator at the time of origination.

(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	June 30, 2010
	Less than 12 Months		12 Months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$-	$-	$6,997	$(368)	$6,997	$(368)

Total temporarily impaired	$-	$-	$6,997	$(368)	$6,997	$(368)

	December 31, 2009
	Less than 12 Months		12 Months or more		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	(Losses)	Value	(Losses)	Value	(Losses)

State or local housing agency obligations	$-	$-	$9,865	$(510)	$9,865	$(510)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities*	1,578,801	(19,217)	-	-	1,578,801	(19,217)
Private-label residential mortgage-backed securities	-	-	129,046	(402)	129,046	(402)

Total temporarily impaired	$1,578,801	$(19,217)	$138,911	$(912)	$1,717,712	$(20,129)

*	Consists of securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at the dates indicated by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010		December 31, 2009
	Amortized		Amortized
Year of Maturity	Cost(1)	Fair Value	Cost(1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$27,068	$27,068	$26,688	$26,692
Due after 1 year through 5 years	-	-	-	-
Due after 5 years through 10 years	4,305	4,090	7,210	6,858
Due after 10 years	3,060	2,907	3,165	3,007

Total other	34,433	34,065	37,063	36,557

Mortgage-backed securities	11,240,239	11,794,104	11,434,018	11,801,155

Total	$11,274,672	$11,828,169	$11,471,081	$11,837,712

(1)	Carrying value equals amortized cost.
The amortized cost of the FHLBank’s mortgage-backed securities classified as held-to-maturity includes net purchased premiums (discounts) (in thousands) of $20,795 and $(11,036) at June 30, 2010 and December 31, 2009.

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as held-to-maturity at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$31,373	$33,898
Variable-rate	3,060	3,165

Total other	34,433	37,063

Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	8,931,613	8,175,384
Collateralized mortgage obligations:
Fixed-rate	2,308,626	3,258,634

Total mortgage-backed securities	11,240,239	11,434,018

Total	$11,274,672	$11,471,081

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the six months ended June 30, 2010 and 2009, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are considered as maturities for purposes of security classification. The FHLBank received (in thousands) $213,620 and $222,143 in proceeds from the sale of held-to-maturity securities during the six months ended June 30, 2010 and 2009, respectively. The FHLBank realized (in thousands) $6,450 and $5,943 in gross gains and no gross losses on these sales during the six months ended June 30, 2010 and 2009, respectively.
Note 6—Other-Than-Temporary Impairment Analysis
The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of its securities’ evaluation for other-than-temporary impairment, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs analyses to determine if any of these securities are other-than-temporarily impaired. At June 30, 2010, the FHLBank did not have any government-sponsored enterprise residential mortgage-backed securities or private-label residential mortgage-backed securities in an unrealized loss position. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at June 30, 2010.
The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at June 30, 2010 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell its securities nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at June 30, 2010.
The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2009.

Note 7—Advances
Redemption Terms. At June 30, 2010 and December 31, 2009, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 12), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Overdrawn demand deposit accounts	$46	0.26%	$5,768	0.16%

Due in 1 year or less	6,204,122	2.45	7,847,507	2.21
Due after 1 year through 2 years	4,494,880	1.97	3,995,206	2.60
Due after 2 years through 3 years	8,372,603	2.61	8,453,929	2.78
Due after 3 years through 4 years	1,433,402	2.98	3,594,664	1.30
Due after 4 years through 5 years	2,818,047	1.59	2,309,201	1.74
Thereafter	8,490,634	2.27	8,917,209	2.22

Total par value	31,813,734	2.33	35,123,484	2.27

Commitment fees	(1,061)		(1,098)
Discount on AHP Advances	(28,962)		(30,062)
Premiums	4,563		4,724
Discount	(8,128)		(7,871)
Hedging adjustments	822,381		729,248

Total	$32,602,527		$35,818,425

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2010 and December 31, 2009, the FHLBank had callable Advances (in thousands) of $10,589,641 and $12,372,949.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity	June 30, 2010	December 31, 2009
or Next Call Date

Overdrawn demand deposit accounts	$46	$5,768

Due in 1 year or less	15,749,354	17,458,003
Due after 1 year through 2 years	3,775,756	3,724,132
Due after 2 years through 3 years	5,442,602	6,500,929
Due after 3 years through 4 years	1,260,096	1,607,613
Due after 4 years through 5 years	1,189,431	1,089,180
Thereafter	4,396,449	4,737,859

Total par value	$31,813,734	$35,123,484

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At June 30, 2010 and December 31, 2009, the FHLBank had putable Advances outstanding totaling (in thousands) $6,926,350 and $7,037,350.

Through December 2005, the FHLBank offered convertible Advances. At June 30, 2010 and December 31, 2009, the FHLBank had convertible Advances outstanding totaling (in thousands) $2,330,000 and $2,816,000.
The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for putable/convertible Advances (in thousands):

Year of Contractual Maturity	June 30, 2010	December 31, 2009
or Next Put/Convert Date

Overdrawn demand deposit accounts	$46	$5,768
Due in 1 year or less	14,223,772	16,204,957
Due after 1 year through 2 years	4,088,880	3,440,406
Due after 2 years through 3 years	4,827,603	4,805,929
Due after 3 years through 4 years	1,211,802	3,445,264
Due after 4 years through 5 years	2,137,647	1,865,801
Thereafter	5,323,984	5,355,359

Total par value	$31,813,734	$35,123,484

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
The following table shows Advance balances at the dates indicated to borrowers holding five percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

June 30, 2010			December 31, 2009
	Principal	% of Total		Principal	% of Total

U.S. Bank, N.A.	$7,315	23%	U.S. Bank, N.A.	$9,315	27%
PNC Bank, N.A. (1)	4,001	13	PNC Bank, N.A. (1)	4,282	12
Fifth Third Bank	2,537	8	Fifth Third Bank	2,538	7

Total	$13,853	44%	Total	$16,135	46%

(1)	Formerly National City Bank.
Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at the dates indicated (in thousands):

	June 30,	December 31,
	2010	2009
Par value of Advances:
Fixed-rate	$16,453,047	$17,748,767
Variable-rate	15,360,687	17,374,717

Total	$31,813,734	$35,123,484

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated basis adjustments related to hedging activities on those Advances and/or net of any deferrals on Advance modifications. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $2,011 and $2,056 for the three months ended June 30, 2010 and 2009, respectively, and $5,718 and $5,871 for the six months ended June 30, 2010 and 2009, respectively.

Note 8—Mortgage Loans Held for Portfolio, Net
The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	June 30, 2010	December 31, 2009
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,192,747	$1,327,321
Fixed rate long-term single-family mortgages	7,517,873	7,952,670

Subtotal fixed rate single-family mortgages	8,710,620	9,279,991

Premiums	87,000	96,551
Discounts	(8,016)	(9,590)
Hedging basis adjustments	(1)	(1,200)

Total	$8,789,603	$9,365,752

(1)	Medium-term is defined as a term of 15 years or less.
The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	June 30, 2010	December 31, 2009
Conventional loans	$7,180,631	$7,745,396
Government-guaranteed/insured loans	1,529,989	1,534,595

Total par value	$8,710,620	$9,279,991

The conventional mortgage loans are supported by some combination of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the six months ended June 30, 2010 (in thousands):

Lender Risk Account at December 31, 2009	$55,070
Additions	637
Claims	(3,666)
Scheduled distributions	(1,992)

Lender Risk Account at June 30, 2010	$50,049

The FHLBank had no nonaccrual loans at June 30, 2010 and December 31, 2009.
At June 30, 2010 and December 31, 2009, the FHLBank had no mortgage loans that were considered impaired.
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
The following table shows unpaid principal balances at the dates indicated to members and former members supplying five percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	June 30, 2010		December 31, 2009
	Principal % of Total		Principal % of Total

PNC Bank, N.A. (1)	$3,306	38%	$3,608	39%
Union Savings Bank	2,435	28	2,726	29
Guardian Savings Bank FSB	668	8	751	8
Liberty Savings Bank	535	6	488	5

Total	$6,944	80%	$7,573	81%

(1)	Formerly National City Bank.

Note 9—Derivatives and Hedging Activities
Nature of Business Activity
The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the funding sources that finance these assets.
Consistent with Finance Agency policy, the FHLBank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank’s risk management objectives and to act as an intermediary between its members and counterparties. Finance Agency Regulations and the FHLBank’s financial management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from them. The FHLBank may only use derivatives to reduce funding costs for Consolidated Obligations and to manage its interest rate risk, mortgage prepayment risk and foreign currency risk positions. Derivatives are an integral part of the FHLBank’s financial management strategy.
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
Managing Credit Risk on Derivatives
The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. Based on credit analyses and collateral requirements at June 30, 2010, the management of the FHLBank does not anticipate any credit losses on its derivative agreements. See Note 17 for discussion regarding the FHLBank’s fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.
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
As of June 30, 2010 and December 31, 2009, the FHLBank’s maximum credit risk, as defined above, was approximately $4,983,000 and $40,668,000, respectively. These totals include $395,000 and $30,518,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty. The FHLBank held $1,701,000 and $31,603,000 of cash as collateral as of June 30, 2010 and December 31, 2009, for net uncollateralized balances of $3,282,000 and $9,065,000, respectively. The FHLBank held no securities as collateral as of June 30, 2010 and December 31, 2009. Additionally, collateral related to derivatives with member institutions can include collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.
Certain of the FHLBank’s interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating were lowered by a major credit rating agency, the FHLBank could be required to deliver additional collateral. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at June 30, 2010 was $779,849,000, for which the FHLBank had posted collateral of $541,024,000 in the normal course of business, resulting in a net balance of $238,825,000. If the FHLBank’s credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $132,500,000 of collateral (at fair value) to its derivatives counterparties at June 30, 2010. However, the FHLBank’s credit ratings have not changed during the previous 12 months.
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

	June 30, 2010
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$20,497,350	$133,860	$(903,322)

Derivatives not designated as hedging instruments:
Interest rate swaps	1,384,000	4,490	(11,043)
Forward rate agreements	5,000	-	(23)
Mortgage delivery commitments	98,003	1,149	(19)

Total derivatives not designated as hedging instruments	1,487,003	5,639	(11,085)

Total derivatives before netting and collateral adjustments	$21,984,353	139,499	(914,407)

Netting adjustments		(134,516)	134,516
Cash collateral and related accrued interest		(1,701)	541,024

Total collateral and netting adjustments (1)		(136,217)	675,540

Derivative assets and derivative liabilities as reported on the Statement of Condition		$3,282	$(238,867)

	December 31, 2009
	Notional
	Amount of	Derivative	Derivative
	Derivatives	Assets	Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$28,460,850	$181,621	$(824,187)

Derivatives not designated as hedging instruments:
Interest rate swaps	384,000	6,206	(8,053)
Mortgage delivery commitments	79,391	20	(817)

Total derivatives not designated as hedging instruments	463,391	6,226	(8,870)

Total derivatives before netting and collateral adjustments	$28,924,241	187,847	(833,057)

Netting adjustments		(147,179)	147,179
Cash collateral and related accrued interest		(31,603)	457,681

Total collateral and netting adjustments (1)		(178,782)	604,860

Derivative assets and derivative liabilities as reported on the Statement of Condition		$9,065	$(228,197)

(1)	Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

The following table presents the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income for the dates indicated (in thousands):

	Three Months Ended June 30,
	2010	2009
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(2,837)	$2,582

Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(3,897)	1,748
Forward rate agreements	(23)	4,601
Net interest settlements	811	454

Mortgage delivery commitments	2,872	(5,992)

Total net (loss) gain related to derivatives not designated as hedging instruments	(237)	811

Net (loss) gain on derivatives and hedging activities	$(3,074)	$3,393

	Six Months Ended June 30,
	2010	2009
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(1,094)	$7,352

Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(5,423)	4,032
Forward rate agreements	(23)	3,146
Net interest settlements	1,379	738

Mortgage delivery commitments	4,043	(7,317)

Total net (loss) gain related to derivatives not designated as hedging instruments	(24)	599

Net (loss) gain on derivatives and hedging activities	$(1,118)	$7,951

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income for the dates indicated (in thousands):

	Three Months Ended June 30,
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income(1)
2010
Hedged Item Type:
Advances	$(93,323)	$90,209	$(3,114)	$(113,839)
Consolidated Bonds	2,582	(2,305)	277	30,331

	$(90,741)	$87,904	$(2,837)	$(83,508)

2009
Hedged Item Type:
Advances	$233,512	$(228,151)	$5,361	$(130,855)
Consolidated Bonds	(24,865)	22,086	(2,779)	37,598

	$208,647	$(206,065)	$2,582	$(93,257)

	Six Months Ended June 30,
				Effect of
	Gain/(Loss)	Gain/(Loss)	Net Fair	Derivatives on
	on	on Hedged	Value Hedge	Net Interest
	Derivative	Item	Ineffectiveness	Income(1)
2010
Hedged Item Type:
Advances	$(95,537)	$93,259	$(2,278)	$(233,088)
Consolidated Bonds	4,796	(3,612)	1,184	73,940

	$(90,741)	$89,647	$(1,094)	$(159,148)

2009
Hedged Item Type:
Advances	$349,963	$(346,765)	$3,198	$(240,915)
Consolidated Bonds	(55,625)	59,779	4,154	71,597

	$294,338	$(286,986)	$7,352	$(169,318)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Note 10—Deposits
The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	June 30, 2010	December 31, 2009

Interest bearing:
Demand and overnight	$1,331,922	$1,969,815
Term	254,325	80,200
Other	22,233	26,811

Total interest bearing	1,608,480	2,076,826

Non-interest bearing:
Other	6,534	7,995

Total non-interest bearing	6,534	7,995

Total deposits	$1,615,014	$2,084,821

The average interest rates paid on interest bearing deposits were 0.10 percent and 0.11 percent in the three months ended June 30, 2010 and 2009, respectively, and 0.08 percent and 0.14 percent in the six months ended June 30, 2010 and 2009, respectively.
The aggregate amount of time deposits with a denomination of $100 thousand or more were (in thousands) $254,325 and $80,150 as of June 30, 2010 and December 31, 2009.
Note 11—Consolidated Obligations
Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type (in thousands):

	June 30, 2010	December 31, 2009
Par value of Consolidated Bonds:
Fixed-rate	$33,947,713	$40,087,689
Variable-rate	1,000,000	1,000,000

Total par value	$34,947,713	$41,087,689

Redemption Terms. The following is a summary of the FHLBank’s participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	June 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Interest		Interest
Year of Contractual Maturity	Amount	Rate	Amount	Rate

Due in 1 year or less	$11,659,750	1.91%	$14,319,000	1.80%
Due after 1 year through 2 years	5,111,000	2.80	6,666,750	2.47
Due after 2 years through 3 years	4,869,050	3.17	6,048,600	3.11
Due after 3 years through 4 years	3,341,000	3.46	3,946,450	3.44
Due after 4 years through 5 years	2,451,500	3.48	2,422,500	3.78
Thereafter	7,331,000	4.31	7,477,000	4.44
Index amortizing notes	184,413	4.99	207,389	4.99

Total par value	34,947,713	3.00	41,087,689	2.87

Premiums	62,990		62,871
Discounts	(26,971)		(28,955)
Deferred net loss on terminated hedges	253		524
Hedging adjustments	103,911		100,461

Total	$35,087,896		$41,222,590

The FHLBank’s Consolidated Bonds outstanding at the dates indicated included (in thousands):

	June 30, 2010	December 31, 2009
Par value of Consolidated Bonds:
Non-callable/nonputable	$24,202,713	$28,256,689
Callable	10,745,000	12,831,000

Total par value	$34,947,713	$41,087,689

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

	June 30,	December 31,
Year of Contractual Maturity or Next Call Date	2010	2009

Due in 1 year or less	$19,235,750	$24,630,000
Due after 1 year through 2 years	5,878,000	6,516,750
Due after 2 years through 3 years	3,676,050	3,703,600
Due after 3 years through 4 years	2,064,000	2,336,450
Due after 4 years through 5 years	1,435,500	1,271,500
Thereafter	2,474,000	2,422,000
Index amortizing notes	184,413	207,389

Total par value	$34,947,713	$41,087,689

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank’s participation in Consolidated Discount Notes was as follows (dollars in thousands):

			Weighted Average
	Book Value	Par Value	Interest Rate (1)

June 30, 2010	$25,519,958	$25,523,490	0.13%

December 31, 2009	$23,186,731	$23,188,797	0.08%

(1)	Represents an implied rate.

Note 12—Affordable Housing Program (AHP)
The following table presents changes in the AHP liability for the six months ended June 30, 2010 (in thousands):

Balance at December 31, 2009	$98,341
Expense (current year additions)	10,433
Subsidy uses, net	(15,102)

Balance at June 30, 2010	$93,672

Note 13—Capital
The following table demonstrates the FHLBank’s compliance with the Finance Agency’s capital requirements at the dates indicated (dollars in thousands):

	June 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$573,814	$3,940,447	$389,380	$4,150,734
Capital-to-assets ratio	4.00%	5.90%	4.00%	5.81%
Regulatory capital	$2,672,792	$3,940,447	$2,855,465	$4,150,734
Leverage capital-to-assets ratio	5.00%	8.85%	5.00%	8.72%
Leverage capital	$3,340,990	$5,910,671	$3,569,332	$6,226,101
As of June 30, 2010 and December 31, 2009, the FHLBank had (in thousands) $396,059 and $675,479 in capital stock classified as mandatorily redeemable on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	June 30, 2010		December 31, 2009
	Number of		Number of
	Stockholders	Amount	Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals(1)	17	$396,059	18	$596,366
Other redemptions	-	-	5	79,113

Total	17	$396,059	23	$675,479

(1)	Withdrawals primarily include members that attain non-member status by merger or acquisition, charter termination, or involuntary termination of membership.
The following table provides the dollar amounts (in thousands) for activities recorded in mandatorily redeemable capital stock for the noted period:

Balance, December 31, 2009	$675,479
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	806
Other redemptions	6,755
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(201,113)
Other redemptions	(85,868)

Balance, June 30, 2010	$396,059

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	June 30, 2010	December 31, 2009
Due in 1 year or less	$10,568	$7,025
Due after 1 year through 2 years	1,935	7,231
Due after 2 years through 3 years	52,969	48,269
Due after 3 years through 4 years	2,252	9,375
Due after 4 years through 5 years	328,335	603,579

Total par value	$396,059	$675,479

Capital Concentration. The following table presents holdings of five percent or more of the FHLBank’s total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes stock held by any known affiliates that are members of the FHLBank (dollars in millions):

June 30, 2010
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$591	17%
Fifth Third Bank	401	11
PNC Bank, N.A. (1)	278	8
KeyBank, N.A.	179	5

Total	$1,449	41%

December 31, 2009
		Percent
Name	Balance	of Total

U.S. Bank, N.A.	$591	16%
PNC Bank, N.A. (1)	404	11
Fifth Third Bank	401	11
The Huntington National Bank	241	6

Total	$1,637	44%

(1)	Formerly National City Bank.
Note 14—Comprehensive Income
The following table shows the FHLBank’s comprehensive income for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$41,026	$74,348	$83,761	$157,774

Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(359)	644	(178)	24
Pension and postretirement benefits	226	157	451	313

Total other comprehensive income	(133)	801	273	337

Total comprehensive income	$40,893	$75,149	$84,034	$158,111

Note 15—Employee Retirement Plans
The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $784,000 and $814,000 in the three months ended June 30, 2010 and 2009, respectively, and $1,568,000 and $1,627,000 in the six months ended June 30, 2010 and 2009, respectively.
The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants’ compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $181,000 and $159,000 to this Plan in the three months ended June 30, 2010 and 2009, respectively, and $486,000 and $458,000 in the six months ended June 30, 2010 and 2009, respectively.
The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan which restores those pension benefits that would be available under the defined benefit plan (and, until December 2009, also restored benefits that would be available under the defined contribution plan) were it not for legal limitations on such benefits. The defined contribution feature of the BEP was terminated in December 2009. The FHLBank also sponsors a fully insured postretirement benefits plan that includes health care and life insurance benefits for eligible retirees.
The FHLBank’s contributions to the defined contribution feature of the BEP used the same matching rules as the qualified defined contribution plan discussed above as well as the market related earnings. The FHLBank’s contributions for the three and six months ended June 30 were (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Matching contributions	$-	$30	$-	$67
Market related (losses) earnings	(246)	410	(127)	153

Net	$(246)	$440	$(127)	$220

Components of the net periodic benefit cost for the defined benefit feature of the BEP and the postretirement benefits plan for the three and six months ended June 30 were (in thousands):

	Three Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$127	$110	$11	$16
Interest cost	293	273	49	51
Amortization of unrecognized net loss	226	157	-	-

Net periodic benefit cost	$646	$540	$60	$67

	Six Months Ended June 30,
			Postretirement
	BEP		Benefits Plan
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$255	$220	$23	$29
Interest cost	587	547	97	96
Amortization of unrecognized net loss	451	313	-	-

Net periodic benefit cost	$1,293	$1,080	$120	$125

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
The following tables set forth the FHLBank’s financial performance by operating segment for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2010
Net interest income	$43,524	$20,371	$63,895
Other income	1,892	2,850	4,742
Other expenses	10,398	1,885	12,283

Income before assessments	35,018	21,336	56,354

Affordable Housing Program	3,330	1,742	5,072
REFCORP	6,337	3,919	10,256

Total assessments	9,667	5,661	15,328

Net income	$25,351	$15,675	$41,026

Average assets	$58,572,385	$8,952,327	$67,524,712

Total assets	$57,991,309	$8,828,485	$66,819,794

2009
Net interest income	$69,183	$39,462	$108,645
Other income (loss)	6,631	(1,388)	5,243
Other expenses	10,726	1,843	12,569

Income before assessments	65,088	36,231	101,319

Affordable Housing Program	5,427	2,958	8,385
REFCORP	11,931	6,655	18,586

Total assessments	17,358	9,613	26,971

Net income	$47,730	$26,618	$74,348

Average assets	$75,056,684	$9,880,652	$84,937,336

Total assets	$69,943,676	$9,733,597	$79,677,273

	Six Months Ended June 30,

	Traditional Member	Mortgage Purchase
	Finance	Program	Total
2010
Net interest income	$85,170	$46,986	$132,156
Other income	4,307	4,023	8,330
Other expenses	21,501	3,851	25,352

Income before assessments	67,976	47,158	115,134

Affordable Housing Program	6,583	3,850	10,433
REFCORP	12,278	8,662	20,940

Total assessments	18,861	12,512	31,373

Net income	$49,115	$34,646	$83,761

Average assets	$61,313,102	$9,090,799	$70,403,901

Total assets	$57,991,309	$8,828,485	$66,819,794

2009
Net interest income	$160,450	$61,094	$221,544
Other income (loss)	22,187	(4,162)	18,025
Other expenses	21,026	3,551	24,577

Income before assessments	161,611	53,381	214,992

Affordable Housing Program	13,417	4,358	17,775
REFCORP	29,638	9,805	39,443

Total assessments	43,055	14,163	57,218

Net income	$118,556	$39,218	$157,774

Average assets	$80,819,354	$9,498,047	$90,317,401

Total assets	$69,943,676	$9,733,597	$79,677,273

Note 17—Fair Value Disclosures
The fair value amounts recorded on the Statement of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of June 30, 2010 and December 31, 2009. The fair values reflect the FHLBank’s judgment of how a market participant would estimate the fair values.
The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.
The carrying values and fair values of the FHLBank’s financial instruments at June 30, 2010 and December 31, 2009 were as follows (in thousands):
FAIR VALUE SUMMARY TABLE

	June 30, 2010		December 31, 2009
	Carrying		Carrying
Financial Instruments	Value	Fair Value	Value	Fair Value

Assets:
Cash and due from banks	$3,184,862	$3,184,862	$1,807,343	$1,807,343
Interest-bearing deposits	117	117	126	126
Securities purchased under resale agreements	1,500,000	1,500,000	100,000	100,000
Federal funds sold	5,385,000	5,385,000	2,150,000	2,150,000
Trading securities	2,567	2,567	3,802,013	3,802,013
Available-for-sale securities	3,899,458	3,899,458	6,669,636	6,669,636
Held-to-maturity securities	11,274,672	11,828,169	11,471,081	11,837,712
Advances	32,602,527	32,859,187	35,818,425	35,977,680
Mortgage loans held for portfolio, net	8,789,603	9,279,939	9,365,752	9,617,913
Accrued interest receivable	139,683	139,683	151,690	151,690
Derivative assets	3,282	3,282	9,065	9,065

Liabilities:
Deposits	(1,615,014)	(1,614,806)	(2,084,821)	(2,084,975)
Consolidated Obligations:
Discount Notes	(25,519,958)	(25,519,666)	(23,186,731)	(23,187,365)
Bonds	(35,087,896)	(36,069,867)	(41,222,590)	(41,836,797)
Mandatorily redeemable capital stock	(396,059)	(396,059)	(675,479)	(675,479)
Accrued interest payable	(231,094)	(231,094)	(309,007)	(309,007)
Derivative liabilities	(238,867)	(238,867)	(228,197)	(228,197)

Other:
Commitments to extend credit for Advances	-	9	-	-
Standby bond purchase agreements	-	2,574	-	1,947
Fair Value Hierarchy. The FHLBank records trading securities, available-for-sale securities, derivative assets and derivative liabilities at fair value. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value for assets and liabilities carried at fair value on the Statements of Condition. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is.

Outlined below is the application of the fair value hierarchy to the FHLBank’s financial assets and financial liabilities that are carried at fair value.
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
For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the six months ended June 30, 2010 or 2009.
Valuation Techniques and Significant Inputs. The following valuation techniques and significant inputs are used to determine fair value.
Cash and due from banks: The fair value equals the carrying value.
Interest-bearing deposits: The fair value is determined based on each security’s quoted prices, excluding accrued interest, as of the last business day of the period.
Securities purchased under agreements to resell: The fair value approximates the carrying value.
Federal funds sold: The fair value of overnight Federal funds sold approximates the carrying value. The fair value of term Federal funds sold is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms, as approximated by adding an estimated current spread to the LIBOR swap curve for Federal funds with similar terms. The fair value excludes accrued interest.
Trading securities: The FHLBank’s trading portfolio consists of discount notes issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities) and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.
In general, in order to determine the fair value of its non-mortgage backed securities, the FHLBank uses either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from pricing services. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLBank believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured.
For its discount notes issued by Freddie Mac and/or Fannie Mae, the FHLBank determines the fair value using the income approach.
For mortgage-backed securities, the FHLBank’s valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank establishes a price for each mortgage-backed security using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.
As of June 30, 2010, all of the FHLBank’s mortgage-backed securities holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supported the FHLBank’s conclusion that the final computed prices are reasonable estimates of fair value.
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
The following table presents the significant inputs (either an interest rate curve and a discount spread, if applicable, or the price received from the pricing service) used to measure the fair value for each class of non-mortgage-backed security investment carried at fair value as of June 30, 2010 (in thousands).

	Interest Rate Curve/	Spread Range to
	Pricing Services	the Interest Rate Curve	Fair Value

Certificates of deposit	Pricing Services	N/A	$3,899,458
Held-to-maturity securities: The FHLBank’s held-to-maturity portfolio consists of U.S. Treasury obligations, discount notes issued by Freddie Mac and/or Fannie Mae, taxable municipal bonds, and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security and collateralized mortgage obligation is determined by using the third-party vendor approach described above. The fair value for U.S. Treasury obligations and discount notes is determined using the income approach described above. The fair value for taxable municipal bonds is determined based on each security’s indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.
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

Mortgage loans held for portfolio, net: The fair values of mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank’s Mortgage Purchase Program pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank’s Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:
▪	the Mortgage Purchase Program’s credit enhancements; and

▪	marketing adjustments that reflect the FHLBank’s cooperative business model, and preferences for particular kinds of loans and mortgage note rates.
These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.
Accrued interest receivable and payable: The fair value approximates the carrying value.
Derivative assets/liabilities: The FHLBank’s derivative assets/liabilities consists of interest rate swaps and mortgage delivery commitments. The FHLBank’s interest rate swaps are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate swap using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate swaps, including the period to maturity, as well as the significant inputs noted below. The fair value determination uses the standard valuation technique of discounted cash flow analysis.
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
The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjustments noted below.
The discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:
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
The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank’s net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at June 30, 2010 or December 31, 2009.

The fair values of the FHLBank’s derivatives include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of the FHLBank’s master netting agreements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.
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
Adjustments may be necessary to reflect the 12 FHLBanks’ credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the six months ended June 30, 2010 or 2009.
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
Subjectivity of estimates. Estimates of the fair values of Advances with options, mortgage instruments, derivatives with embedded options and bonds with options using the methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speeds, interest rate volatility, distributions of future interest rates used to value options, and discount rates that appropriately reflect market and credit risks. The judgments also include the parameters, methods, and assumptions used in models to value the options. The use of different assumptions could have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

Fair Value on a Recurring Basis. The following table presents for each hierarchy level, the FHLBank’s assets and liabilities that were measured at fair value on its Statements of Condition at the dates indicated (in thousands):

	Fair Value Measurements at June 30, 2010
				Netting
				Adjustment
				and Cash
	Level 1	Level 2	Level 3	Collateral (1)	Total
Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$-	$2,567	$-	$-	$2,567
Available-for-sale securities:
Certificates of deposit	-	3,899,458	-	-	3,899,458
Derivative assets:
Interest rate swaps	-	138,350	-	(136,217)	2,133
Mortgage delivery commitments	-	1,149	-	-	1,149

Total derivative assets	-	139,499	-	(136,217)	3,282

Total assets at fair value	$-	$4,041,524	$-	$(136,217)	$3,905,307

Liabilities
Derivative liabilities:
Interest rate swaps	$-	$(914,365)	$-	$675,540	$(238,825)
Forward rate agreements	-	(23)	-	-	(23)
Mortgage delivery commitments	-	(19)	-	-	(19)

Total derivative liabilities	-	(914,407)	-	675,540	(238,867)

Total liabilities at fair value	$-	$(914,407)	$-	$675,540	$(238,867)

	Fair Value Measurements at December 31, 2009
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
Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. If elected, interest income and interest expense carried on Advances and Consolidated Bonds at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid and any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. The FHLBank did not elect the fair value option for any financial assets or financial liabilities during the six months ended June 30, 2010.
Note 18—Commitments and Contingencies
The following table sets forth the FHLBank’s commitments at the dates indicated (in thousands):

	June 30, 2010	December 31, 2009
Commitments to fund additional Advances	$8,000	$-
Mandatory Delivery Contracts for mortgage loans	98,003	79,391
Forward rate agreements	5,000	-
Outstanding Standby Letters of Credit	5,850,239	4,414,743
Consolidated Obligations – committed to, not settled (par value) (1)	586,518	651,159
Standby bond purchase agreements (principal)	406,690	411,965

(1)	At December 31, 2009, $525 million of these commitments were hedged with associated interest rate swaps.

In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par values of the outstanding Consolidated Obligations of all 12 FHLBanks were $846.5 billion and $930.6 billion at June 30, 2010 and December 31, 2009, respectively.
In early March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the automatic termination of those transactions and the market value fee the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. In early May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, a non-binding mediation is now scheduled for August 25, 2010. The FHLBank intends to fully participate in the mediation as required by the court. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously dispute any claim for additional amounts.
The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank’s financial condition or results of operations.
Note 19—Transactions with Other FHLBanks
The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2010 or December 31, 2009. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. There were no such investments outstanding at June 30, 2010 or December 31, 2009. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the six months ended June 30 (in thousands):

	Average Daily Balances
	2010	2009
Loans to other FHLBanks	$4,199	$6,541

Borrowings from other FHLBanks	691	2,762

Investments in other FHLBanks	-	13,713
The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the six months ended June 30, 2010 or 2009. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.

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

	June 30, 2010		December 31, 2009
	Balance	% of Total(1)	Balance	% of Total(1)
Advances	$771	2.4%	$1,146	3.3%
Mortgage Purchase Program	55	0.6	113	1.2
Mortgage-backed securities	-	-	-	-
Regulatory capital stock	158	4.5	179	4.8
Derivatives	-	-	-	-

(1)	Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).
Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
June 30, 2010	Balance	% of Total	Principal	Principal Balance

U.S. Bank, N.A.	$591	17%	$7,315	$86
Fifth Third Bank	401	11	2,537	10
PNC Bank, N.A. (1)	278	8	4,001	3,306
Keybank, N.A.	179	5	431	-

Total	$1,449	41%	$14,284	$3,402

(1)	Formerly National City Bank.

	Regulatory			Mortgage Purchase
	Capital Stock		Advance	Program Unpaid
December 31, 2009	Balance	% of Total	Principal	Principal Balance

U.S. Bank, N.A.	$591	16%	$9,315	$94
PNC Bank, N.A. (1)	404	11	4,282	3,608
Fifth Third Bank	401	11	2,538	12
The Huntington National Bank	241	6	170	322

Total	$1,637	44%	$16,305	$4,036

(1)	Formerly National City Bank.
Non-member Affiliates. The FHLBank has relationships with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members’ bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the six months ended June 30, 2010 or 2009. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $7,365,000 and $10,375,000 as of June 30, 2010 and December 31, 2009, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of June 30, 2010 or December 31, 2009. The FHLBank did not have any investments in or borrowings extended to any other non-member affiliates during the six months ended June 30, 2010 or 2009.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:
▪	the effects of economic, financial, credit, market, and member conditions on our financial condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, and members’ mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪	political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other FHLBanks and other government-sponsored enterprises, and/or investors in the Federal Home Loan Bank System’s (FHLBank System) debt securities, which are called Consolidated Obligations or Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪	the financial results and actions of other FHLBanks that could affect our ability, in relation to the FHLBank System’s joint and several liability for Consolidated Obligations, to access the capital markets on favorable terms or preserve our profitability, or could alter the regulations and legislation to which we are subject;

▪	changes in investor demand for Consolidated Obligations;

▪	the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.
We do not undertake any obligation to update any forward-looking statements made in this document.
In this filing, the interrelated disruptions in the financial, credit, housing, capital, and mortgage markets during 2008 and 2009 are referred to generally as the “financial crisis.”

EXECUTIVE OVERVIEW
Financial Condition
Assets and Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
				Six Months Ended		Year Ended
	June 30,		December 31,	June 30,		December 31,
(Dollars in millions)	2010	2009	2009	2010	2009	2009

Advances (principal)	$31,814	$44,092	$35,123	$32,377	$48,758	$43,624

Mortgage Purchase Program:

Mortgage loans held for portfolio (principal)	8,711	9,604	9,280	8,964	9,395	9,498

Mandatory Delivery Contracts (notional)	98	376	79	67	951	566

Total Mortgage Purchase Program	8,809	9,980	9,359	9,031	10,346	10,064

Letters of Credit (notional)	5,850	5,121	4,415	3,885	6,399	5,917

Total Mission Asset Activity	$46,473	$59,193	$48,897	$45,293	$65,503	$59,605

Retained earnings	$423	$395	$412	$431	$387	$405

Capital-to-assets ratio	5.29%	5.51%	4.86%	4.98%	4.84%	4.96%

Regulatory capital-to-assets ratio (1)	5.90	5.65	5.81	5.63	4.97	5.22

(1)	See the “Capital Resources” section for further description of regulatory capital.
Total assets at June 30, 2010 were $66,820 million, a decline of $4,567 million (six percent) from year-end 2009. Average total assets in the first six months of 2010 were $70,404 million, a decline of $19,913 million (22 percent) from the same period of 2009. Mission Asset Activity—comprised of Advances, Letters of Credit, and the Mortgage Purchase Program—totaled $46,473 million on June 30, 2010, a decrease of $2,424 million (five percent) from the end of 2009. Advance principal fell $3,309 million (nine percent) from year-end 2009 and $12,278 million (28 percent) from June 30, 2009. The notional principal of Letters of Credit increased $1,435 million (33 percent) from year-end 2009 and $729 million (14 percent) from June 30, 2009. The Mortgage Purchase Program’s principal balance declined $569 million (six percent) from year-end 2009 and $893 million (nine percent) from June 30, 2009.
The trends in our financial condition that began in the fourth quarter of 2008 and that persisted during 2009 continued in the first six months of 2010. Like many financial institutions, our asset balances—especially Advances—have been negatively affected by the ongoing effects of the economic recession and the financial crisis in 2008 and 2009. We also lost Advances due to mergers, in 2009 and prior years, of former members with financial institutions chartered outside our Fifth District.
The increase in the available lines in the Letters of Credit program at June 30, 2010 compared to year-end 2009 was due to renewed usage by one large member to support its public unit deposits.
Mortgage Purchase Program balances declined primarily because mortgage rates stabilized within a relatively narrow range and the difficulties in the housing and mortgage markets continued, both of which reduced refinancing activity. We purchased $248 million of loans in the first six months of 2010.
Despite the lower overall Mission Asset Activity, we continued to fulfill our mission of providing reliable and attractively priced wholesale funding to our members. As of June 30, 2010, members funded on average well over four percent of their assets with Advances, the penetration rate was relatively stable with almost 80 percent of members holding Mission Asset Activity, and the number of active sellers and participants in the Mortgage Purchase Program continued to grow.

Capital
Capital adequacy continued to be strong and exceeded all minimum regulatory capital requirements. GAAP capital stood at $3,537 million on June 30, 2010. Included in the capital figure is $423 million of retained earnings. The GAAP capital-to-assets ratio was 5.29 percent, while the regulatory capital-to-assets ratio was 5.90 percent, which was well above the required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability.
Other Assets
The balance of investments on June 30, 2010 was $22,062 million, down $2,131 million (nine percent) from the end of 2009. Total investments included $11,222 million of mortgage-backed securities principal and $10,812 million of short-term money market instruments. Mortgage-backed securities are held primarily to enhance profitability. Money market investments are held primarily for liquidity purposes to support members’ funding needs and to protect against the potential inability to access capital markets for debt issuance.
Results of Operations
The table below summarizes our results of operations.

	Three Months		Six Months		Year Ended
	Ended June 30,		Ended June 30,		December 31,
(Dollars in millions)	2010	2009	2010	2009	2009

Net income	$41	$74	$84	$158	$ 268

Affordable Housing Program accrual	5	8	10	18	31

Return on average equity (ROE)	4.66%	6.78%	4.82%	7.28%	6.38%

Return on average assets	0.24	0.35	0.24	0.35	0.32

Weighted average dividend rate	4.50	4.50	4.50	4.50	4.63

Average 3-month LIBOR	0.43	0.85	0.35	1.05	0.69

Average overnight Federal Funds effective rate	0.19	0.18	0.16	0.18	0.16

ROE spread to 3-month LIBOR	4.23	5.93	4.47	6.23	5.69

Dividend rate spread to 3-month LIBOR	4.07	3.65	4.15	3.45	3.94

ROE spread to Federal Funds effective rate	4.47	6.60	4.66	7.10	6.22

Dividend rate spread to Federal Funds effective rate	4.31	4.32	4.34	4.32	4.47
Net income of $84 million in the first six months of 2010 was down $74 million (47 percent) from the first six months of 2009. Return on average equity (ROE) also fell sharply, from 7.28 percent to 4.82 percent. However, earnings continued to represent a competitive level of profitability on stockholders’ capital investment in our company. The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the return on their capital investment, which, along with access to our products and services, is a key source of membership value. These spreads in the first two quarters of 2010 were below those in the first two quarters and full year of 2009, but continued to be significantly above the market benchmarks and very favorable compared to long-term historical levels.
The business and market environments allowed us to generate earnings sufficient to pay stockholders a competitive dividend return in each of the first two quarters of 2010 and to increase retained earnings by $11 million from year-end 2009. Our Board of Directors authorized payment to stockholders of a cash dividend at an annual rate of 4.50 percent in each of the first and second quarters. This was over 4.0 percentage points above average 3-month LIBOR in each quarter.
In the first six months of 2010, we accrued $10 million for future use in the Affordable Housing Program.

The decreases in net income and ROE resulted primarily from the following factors:
▪	In the first half of 2009, the FHLBank earned abnormally wide portfolio spreads on many short-term and adjustable-rate assets indexed to LIBOR and funded with short-term Discount Notes. These wide spreads resulted from the financial market disruptions that began in 2008, which increased the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as FHLBank Discount Notes. The FHLBank normally uses Discount Notes to fund a large amount of LIBOR-indexed assets. Beginning in the second half of 2009, the spread between LIBOR and Discount Notes moved back toward long-term historical levels.

▪	Over the past year, net spreads relative to funding costs on purchased mortgage assets (loans in the Mortgage Purchase Program and mortgage-backed securities) were on average narrower than the net spreads that had been earned on the mortgage assets paid down. In part, this was due to management actions to reduce market risk exposure to higher interest rates by extending the maturities of debt issued to fund the new assets.

▪	Total average assets decreased substantially.

▪	Short-term interest rates were lower in the first two quarters of 2010 compared to the same period of 2009, which reduced the amount of earnings generated from funding interest-earning assets with interest-free capital. For example, the benchmark 3-month LIBOR rate averaged 0.35 percent in the first six months of 2010, compared to 1.05 percent in the same period of 2009. The earnings reduction totaled approximately $13 million in the first six months of 2010 compared to the same period of 2009.

▪	The first six months of 2009 had $8 million in net market value gains (primarily unrealized) relating to accounting for derivatives. By comparison, there were net market value losses related to derivatives of $1 million in the first six months of 2010.
These unfavorable effects on earnings were partially offset by lower interest expense resulting from the FHLBank retiring, throughout 2009 and the first two quarters of 2010, a significant amount of relatively high-cost Consolidated Obligation Bonds before their final maturities. These actions were in response to declines in intermediate- and long-term interest rates.
Business Outlook and Update on Risk Factors
This section summarizes and updates from the Form 10-K filing what we believe are our major current risk exposures and the current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. Many of the issues related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the ongoing effects from the financial crisis and economic recession and to the federal government’s actions to attempt to mitigate their unfavorable effects.
Strategic/Business Risk
Advances. After falling sharply in 2009 and the first quarter of 2010, Advance balances fell only slightly in the second quarter from first quarter levels. The continuing economic recovery (although not strong), the possible subsiding in some members’ credit deterioration, and slower deposit growth are factors that could indicate a bottoming out of the substantial reduction in Advance demand since the fall of 2008. We cannot predict the future trend of Advance demand because it depends on, among other things, the evolution of the economy, conditions in the general and housing markets, the state of the government’s liquidity programs, and the willingness of financial institutions to expand lending. When improvements occur in economic conditions, such as expansion of members’ loan demand from a stronger recovery, tightening in the Federal Reserve System’s monetary policy, or winding down of the government’s funding and liquidity programs, we would expect to see increases in Advance demand.
Mortgage Purchase Program. We expect the Mortgage Purchase Program balance to continue to experience moderate declines because most current sellers and recent new approvals are smaller community-based members. Growth could re-accelerate if mortgage rates fall again for a sustained period of time, or if one or more larger members decides to sell us a significant volume of loans. We do not currently anticipate the latter event to occur. We continue to emphasize both recruiting community financial institution members to the Program and increasing the number of regular sellers.
Due to the deterioration in the mortgage markets over the last two years, the providers of supplemental mortgage insurance used in the Mortgage Purchase Program currently have ratings below the double-A rating required by a Federal Housing Finance Agency (Finance Agency) Regulation. This results in a technical violation of the Regulation, for which the Finance Agency granted waivers as to both existing and new business. In addition, the insurer we use for new business has continually increased the cost of purchasing supplemental mortgage insurance, which threatens to make the Program uncompetitive.
We have submitted two proposals to the Finance Agency. The first, relating to new Program business, requested approval to reduce our use of supplemental mortgage insurance and to replace it with increased use of the Lender Risk Account, which is already the primary credit enhancement feature of the Program. We believe this change in credit enhancement structure will maintain compliance with the Program’s legal, accounting, and other regulatory requirements, preserve the Program’s minimal credit risk profile, and enable the Program to continue as a beneficial business activity for our members. In March 2010, the Finance Agency approved the proposal, subject to certain technical and operational conditions that we are addressing. We anticipate introducing the improved credit enhancement structure as soon as the conditions are met.
The second proposal involves an analysis of credit enhancement alternatives that do not rely on supplemental mortgage insurance for existing pools in the Program. In July 2010, the Finance Agency extended the waiver and agreed to consider a formal request to cancel supplemental insurance coverage related to existing pools that can achieve a triple-B rating without the supplemental insurance. We expect to submit the request as soon as possible. We believe that the request to cancel supplemental insurance on these pools would only nominally increase the credit risk exposure of existing pools because the amounts of other credit enhancements in place relative to loan losses are sufficient, without supplemental insurance, to protect against expected losses except in the most stressful economic scenarios.
Regulatory and Legislative Risk
On July 21, 2010, President Obama signed into law an overhaul of financial regulation, the Dodd-Frank Wall Street Reform and Consumer Protection Act. The FHLBanks were exempted from a number of provisions in the bill that would have significantly curtailed lending and increased costs to members. However, the FHLBanks are subject to the law’s derivatives trading and reporting requirements, which could raise our expenses and reduce our ability to act as an intermediary between members and the capital markets. In addition, provisions in the law that affect our member financial institutions could affect the ability to carry out our housing finance business model. Further, if the FHLBanks are identified as being systemically important financial institutions by the Federal Reserve, we would be subject to heightened prudential standards, which could include, among other things, new risk-based capital, liquidity, and risk management requirements. Until various regulatory agencies begin the process of adopting the 2,319-page law into regulations governing the financial industry, we cannot predict how the FHLBanks in general and our FHLBank in particular may be directly or indirectly affected.
The FHLBank System includes the 12 District FHLBanks, the Finance Agency and the Office of Finance. The FHLBank System’s regulator, the Finance Agency, also regulates the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including our distinctive cooperative business model; however, because of the ongoing effects of the financial crisis and financial challenges at Fannie Mae and Freddie Mac, as well as at some FHLBanks, the FHLBank System has faced heightened scrutiny in the last several years. This level of scrutiny is expected to continue as legislators and the White House address government-sponsored enterprise (GSE) reform. We cannot predict what effects GSE reform might have on the FHLBanks’ business model, financial condition or results of operations.
Other Risks Including Profitability
We believe that the collective exposures from our other risks—market risk, funding/liquidity risk, capital adequacy, credit risk, and operational risk—continued to be modest in the first six months of 2010. Market risk exposure was modest and below historical average levels, especially exposure to higher interest rates. Although we expect profitability will decrease in the remainder of 2010 and beyond compared to the levels of 2009 and the first six months of 2010, we believe our business will continue to generate a competitive return on member stockholders’ capital investment except potentially in the most extreme cases of market and business risk. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk. No material operational risk event was experienced in the first six months of 2010.
We also believe that, after being elevated in late 2008 and early 2009, funding/liquidity risk subsided as 2009 progressed and was at comparatively normal levels in the first six months of 2010. Although there can be no assurances, we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank’s ability to service our debt or pay competitive dividends is remote.

Our FHLBank continued to experience limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions, due to our conservative underwriting, collateral and counterparty policies and limits. Based on analysis of actual and expected future exposures and application of GAAP, we believe that no loss reserves are required for Advances or mortgage assets and that no investments are other-than-temporarily impaired.
Financial Highlights
The following table presents selected Statement of Condition information (based on book balances), Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	June 30,	March 31,	December 31,	September 30,	June 30,
	2010	2010	2009	2009	2009

STATEMENT OF CONDITION DATA AT QUARTER END:

Total assets	$66,820	$67,796	$71,387	$76,984	$79,677
Advances	32,603	32,969	35,818	38,082	44,865
Mortgage loans held for portfolio, net	8,790	9,032	9,366	9,736	9,690
Investments (1)	22,062	23,875	24,193	26,225	24,883
Consolidated Obligations, net:
Discount Notes	25,520	25,038	23,187	29,170	28,469
Bonds	35,088	36,061	41,222	41,202	44,182

Total Consolidated Obligations, net	60,608	61,099	64,409	70,372	72,651
Mandatorily redeemable capital stock	396	412	676	87	111
Capital:
Capital stock – putable	3,121	3,079	3,063	3,658	4,000
Retained earnings	423	416	412	407	395
Accumulated other comprehensive income	(7)	(8)	(8)	(5)	(6)

Total capital	3,537	3,487	3,467	4,060	4,389

STATEMENT OF INCOME DATA FOR THE QUARTER:

Net interest income	$64	$68	$74	$91	$109
Provision for credit losses	-	-	-	-	-
Other income	5	4	13	7	5
Other expenses	13	13	20	14	13
Assessments	15	16	18	23	27

Net income	$41	$43	$49	$61	$74

Dividend payout ratio (2)	83%	89%	90%	81%	59%

Weighted average dividend rate (3)	4.50%	4.50%	4.50%	5.00%	4.50%
Return on average equity	4.66	4.98	5.11	5.70	6.78
Return on average assets	0.24	0.24	0.25	0.30	0.35
Net interest margin (4)	0.38	0.38	0.38	0.45	0.51
Average equity to average assets	5.22	4.75	4.90	5.28	5.17
Regulatory capital ratio (5)	5.90	5.76	5.81	5.39	5.65
Operating expense to average assets	0.062	0.061	0.082	0.057	0.051

(1)	Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income as a percentage of average earning assets.

(5)	Regulatory capital ratio is period end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period end total assets.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS
Economy
The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District (comprised of Kentucky, Ohio, and Tennessee); conditions in the financial, credit, and mortgage markets; and interest rates. The economy entered a sharp recession in the fourth quarter of 2007, which continued throughout 2008 and into 2009. However, starting in mid-2009 it appeared that the recession and financial crisis ended based on numerous indications, including among others:
▪	a return to growth in the Gross Domestic Product (GDP);

▪	reduction in credit spreads;

▪	rebound in corporate profits;

▪	sharp increases in many stock markets;

▪	unfreezing of credit markets;

▪	increases in industrial production and consumer spending; and

▪	some positive, although sporadic, signs of health in the housing market.
Although we believe the recession and financial crisis have ended, their unfavorable effects may last for some time. The ongoing effects are likely to continue to include subdued member lending demand, member deposit growth, overall financial difficulties for many of our members that may continue to make them hesitant to increase lending, and substantial liquidity and funding alternatives available from the federal government to combat the recession and financial crisis. To the extent these effects and conditions continue, we expect Advance demand across our membership to remain slow. In addition, the economic recovery so far has been relatively weak by historical standards and has not yet resulted in expansion of our Mission Asset Activity.
Regarding member loan demand and deposit activity, the following data provide an indication of the lower need for our wholesale Advance funds. In the nine months after June 30, 2009, our member bank and credit union consumer, mortgage, and commercial loans decreased six percent ($32 billion), while their deposit base increased two percent ($13 billion). The differential between the loan versus deposit balances was eight percent, or $45 billion. We have no reason to believe that these loan and deposit trends reversed in the second quarter of 2010.
Another key reason for the lack of growth in Advance demand is the extraordinarily high amount of excess bank reserves, which diminishes the need for alternative liquidity sources, including Advances. In addition, many financial institutions, as well as other companies, appear uncertain as to the state of the economy, the appropriateness of the government’s fiscal and monetary policy for business conditions, and the still-evolving changes in the financial regulatory environment. We believe this uncertainty is also constraining economic activity and, therefore, our Advance demand.

Interest Rates
Trends in market interest rates affect members’ demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

					Six Months Ended June 30,
	Quarter 2 2010		Quarter 1 2010		2010	2009	Year 2009
	Average	Ending	Average	Ending	Average	Average	Average	Ending

Federal Funds Target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal Funds Effective	0.19	0.09	0.13	0.09	0.16	0.18	0.16	0.05

3-month LIBOR	0.43	0.53	0.26	0.29	0.35	1.05	0.69	0.25
2-year LIBOR	1.16	0.96	1.15	1.18	1.16	1.52	1.41	1.42
5-year LIBOR	2.49	2.05	2.70	2.73	2.59	2.56	2.66	2.99
10-year LIBOR	3.52	3.00	3.78	3.82	3.65	3.22	3.44	3.97

2-year U.S. Treasury	0.86	0.61	0.91	1.02	0.88	0.95	0.94	1.14
5-year U.S. Treasury	2.24	1.78	2.42	2.55	2.33	2.00	2.19	2.68
10-year U.S. Treasury	3.47	2.93	3.70	3.83	3.59	3.01	3.24	3.84

15-year mortgage current coupon (1)	3.40	3.00	3.55	3.62	3.48	3.80	3.73	3.78
30-year mortgage current coupon (1)	4.24	3.76	4.40	4.52	4.32	4.22	4.31	4.57

15-year mortgage note rate (2)	4.30	4.13	4.38	4.34	4.34	4.67	4.58	4.54
30-year mortgage note rate (2)	4.92	4.69	5.00	4.99	4.96	5.04	5.04	5.14

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.
(2)	Simple weekly average of 125 national lenders’ mortgage rates surveyed and published by Freddie Mac.
In the second quarter of 2010, as in the first quarter and in 2009, the interest rate environment remained favorable for the FHLBank. Although interest rates did fluctuate, as summarized in the table, the continued trend of relatively stable rates and a steep yield curve benefitted our earnings and market risk exposure. The Federal Reserve maintained overnight Federal funds target and effective rates between zero and 0.25 percent. Levels of other short-term interest rates remained very low and on average were generally consistent with their historical relationship to Federal funds.
Intermediate- and long-term interest rates, including mortgage rates, decreased moderately in the second quarter, especially towards the end of the quarter, while spreads on our Consolidated Obligation Bonds to LIBOR and U.S. Treasury rates remained fairly stable. This trend improved earnings because it allowed us to continue retiring higher-cost callable Bonds before their final maturities. Market rates on mortgages also declined in the second quarter, especially towards the end of the quarter. However, the continued difficulties in the housing market resulted in relatively moderate prepayment speeds for our mortgage assets compared to historical experience, particularly given how much the rates on the mortgage assets were above current market rates.

ANALYSIS OF FINANCIAL CONDITION
Credit Services
Credit Activity and Advance Composition
After decreasing eight percent in the first quarter of 2010 from year-end 2009, the principal balance of Advances fell much less in the second quarter. As shown in the table below, the principal balance at June 30, 2010 was down $3,309 million (nine percent) from year end but down only $456 million (one percent) from March 31, 2010. The relative stabilization of Advance balances in the second quarter compared to the first quarter was not limited only to larger members.

(Dollars in millions)	June 30, 2010		March 31, 2010		December 31, 2009

	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)

Short-Term and Adjustable-Rate
REPO/Cash Management	$1,586	5%	$834	3%	$1,605	5%
LIBOR	12,182	38	13,041	40	14,077	40

Total	13,768	43	13,875	43	15,682	45

Long-Term
Regular Fixed Rate	6,364	20	6,876	21	7,466	21
Convertible (2)	2,330	7	2,398	7	2,816	8
Putable (2)	6,926	22	6,983	22	7,037	20
Mortgage Related	1,881	6	1,803	6	1,748	5

Total	17,501	55	18,060	56	19,067	54

Other Advances	545	2	335	1	374	1

Total Advances Principal	31,814	100%	32,270	100%	35,123	100%

Other Items	789		699		695

Total Advances Book Value	$32,603		$32,969		$35,818

(1)	As a percentage of total Advances principal.
(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.
Between year-end 2009 and June 30, 2010, most of the decrease in balances occurred in the LIBOR, Regular Fixed Rate Advance, and Convertible programs.
The only Advance programs to increase between March 31, 2010 and June 30, 2010 were the REPO/Cash Management programs, the Mortgage Related Program and various smaller other Advance programs. REPO and Cash Management programs typically are the first programs to experience growth when Advances begin to grow.
After falling $829 million (19 percent) in the first quarter, members’ available lines and usage of the Letters of Credit program grew in the second quarter by $2,264 million (63 percent). The growth primarily reflected increased activity with one member who expanded usage to support public unit deposits.

Advance Usage
The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers.

(Dollars in millions)

June 30, 2010			December 31, 2009
	Ending	Weighted Average		Ending	Weighted Average
Name	Balance	Interest Rate	Name	Balance	Interest Rate

U.S. Bank, N.A.	$7,315	2.11%	U.S. Bank, N.A.	$9,315	1.64%
PNC Bank, N.A. (1)	4,001	0.44	PNC Bank, N.A. (1)	4,282	0.70
Fifth Third Bank	2,537	2.03	Fifth Third Bank	2,538	1.96
RBS Citizens, N.A.	1,258	0.47	New York Community Bank (2)	1,635	3.76
New York Community Bank (2)	1,208	3.93	RBS Citizens, N.A.	1,269	0.24

Total of Top 5	$16,319	1.69	Total of Top 5	$19,039	1.56

Total Advances (Principal)	$31,814	2.33	Total Advances (Principal)	$35,123	2.27

Top 5 Percent of Total	51%		Top 5 Percent of Total	54%

(1)	Acquired National City Bank.
(2)	Assumed Advances of AmTrust Bank during 2009.
On both dates, three of our top five Advance borrowers—PNC Bank, N.A., New York Community Bank, and RBS Citizens, N.A.—were nonmembers that hold Advances because they acquired a financial institution, or the assets of a financial institution, chartered in our District. All Advance balances held by nonmembers will eventually mature or be prepaid. Nonmembers are not eligible to increase their Advance holdings with us. Advances are concentrated among a small number of members, with the concentration ratio to the top five borrowers fluctuating in the range of 50 to 65 percent in the last several years.
Although Advance usage has fallen broadly across the membership since the fall of 2008, the rate of decline slowed in 2010, especially for larger members (with assets over $1.0 billion). As shown in the following table, between the first and second quarters of 2010, the unweighted average ratio of each member’s Advance balance to its most-recently available figures for total assets was constant for larger members. For smaller members, the ratio fell less in the second quarter than in the first quarter. As with second quarter trends in aggregate Advance balances discussed above, these data could indicate a bottoming out of Advance demand.

	June 30, 2010	March 31, 2010	December 31, 2009

Average Advances-to-Assets for Members

Assets less than $1.0 billion (676 members)	4.51%	4.72%	5.05%

Assets over $1.0 billion (59 members)	3.65%	3.65%	4.06%

All members	4.44%	4.64%	4.97%
Mortgage Purchase Program (Mortgage Loans Held for Portfolio)
The principal loan balance in the Mortgage Purchase Program decreased in each of the first and second quarters of 2010. The principal balance at June 30, 2010 fell $569 million (six percent) from the end of 2009 as shown in the table below. Balances declined despite generally lower mortgage rates, primarily because the difficulties in the credit, housing, and mortgage markets continued, which reduced refinancing activity. In addition, we believe that the sharp increases in the cost of supplemental mortgage insurance during the last year has affected loan balances by reducing the competitiveness of the prices we offer to purchase mortgages. We purchased only $248 million of loans in the first six months of 2010. See the “Executive Overview” for discussion of an anticipated change in the Program.
Our focus continues to be on recruiting community-based members to participate in the Program and on increasing the number of regular sellers. The number of regular sellers remains at a relatively high level compared to historical trends, and a substantial number of other members either are actively interested in joining the Program or are in the process of joining.

The following table reconciles changes in the Program’s principal balances (excluding Mandatory Delivery Contracts) in the first six months of 2010.

Mortgage Purchase
(In millions)	Program Principal

Balance at December 31, 2009	$9,280
Principal purchases	248
Principal paydowns	(817)

Balance at June 30, 2010	$8,711

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. The $817 million in principal paydowns equated to a 14 percent annual constant prepayment rate, compared to 23 percent in all of 2009. The deceleration in prepayment rates reflected both the wind down of the refinancing wave that had been brought about by the low mortgage rates of 2009 and the continuing difficult credit and housing market conditions, which we believe has limited the ability for many homeowners to refinance their mortgage loans.
The Program’s weighted-average mortgage note rate and composition of balances by loan type and by original final maturity did not change materially in the first six months of 2010. As in prior years, yields earned on new mortgage loans in the Program, relative to funding costs, continued to offer acceptable risk-adjusted returns.
Investments
In the first six months of 2010, our investments portfolio continued to provide liquidity, enhance earnings, help us manage market risk, and, in the case of mortgage-backed securities, help us support the housing market. We continued to maintain money market balances at relatively high levels compared to historical comparisons. This was due both to our desire to offset a portion of earnings lost from the sharp declines in Advance balances and to Finance Agency guidance to target as many as 15 days of liquidity. The portfolio averaged $16,324 million in the first six months of 2010, compared to $18,166 million in all of 2009. The balance at June 30, 2010 was $10,812 million, when we elected to hold $3,185 million in funds at the Federal Reserve instead of with traditional unsecured counterparties, due to the zero or negative interest rates available on overnight investments with those counterparties on that date. This has been a trend at recent quarter ends.
The book balance of the mortgage-backed securities portfolio averaged $11,658 million in the first six months of 2010. The balance on June 30, 2010 was $11,243 million, which represented a multiple to regulatory capital of 2.85, which is below the regulatory limit of three times regulatory capital.
The following table shows that principal purchases of mortgage-backed securities were almost the same as principal paydowns, which equated to a 26 percent annual constant prepayment rate (the same rate as in all of 2009).

Mortgage-backed
(In millions)	Securities Principal

Balance at December 31, 2009	$11,448
Principal purchases	1,717
Principal paydowns	(1,736)
Principal sales	(207)

Balance at June 30, 2010	$11,222

Although initial net spreads on new mortgage-backed securities relative to funding costs continued to offer acceptable risk-adjusted returns in the first six months of 2010, market prices on new securities were substantially higher than would be expected based only on their note rates. (See the discussion in the “Market Capitalization Ratios” section of “Qualitative and Quantitative Disclosures About Risk Management.”) The premium market prices increase the possibility for future earnings volatility from amortizing the premiums. Because of this, we were selective in purchasing new securities.

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer. The decreases in collateralized mortgage obligations and in 20- and 30-year original collateral and the increase in pass-throughs and 15-year original collateral occurred because all purchases in the first six months of 2010 were pass-through securities composed of 15-year collateral.

(In millions)	June 30, 2010	December 31, 2009

Security Type
Collateralized mortgage obligations	$2,314	$3,268
Pass-throughs (1)	8,908	8,180

Total	$11,222	$11,448

Collateral Type (Original)
15-year collateral	$6,350	$5,455
20-year collateral	2,790	3,225
30-year collateral	2,082	2,768

Total	$11,222	$11,448

Issuer
GSE residential mortgage-backed securities	$11,076	$11,258
Agency residential mortgage-backed securities	2	3
Private-label residential mortgage-backed securities	144	187

Total	$11,222	$11,448

(1)	At June 30, 2010, $2 million of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs.
Consolidated Obligations
The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended
(In millions)	June 30, 2010		December 31, 2009
	Ending	Average	Ending	Average
	Balance	Balance	Balance	Balance

Consolidated Discount Notes:
Par	$25,524	$25,979	$23,189	$35,286
Discount	(4)	(3)	(2)	(14)

Total Consolidated Discount Notes	25,520	25,976	23,187	35,272

Consolidated Bonds:
Unswapped fixed-rate	24,303	24,882	25,090	25,528
Unswapped adjustable-rate	1,000	1,000	1,000	3,623
Swapped fixed-rate	9,645	11,519	14,997	12,543

Total Par Consolidated Bonds	34,948	37,401	41,087	41,694

Other items (1)	140	140	135	145

Total Consolidated Bonds	35,088	37,541	41,222	41,839

Total Consolidated Obligations (2)	$60,608	$63,517	$64,409	$77,111

(1)	Includes unamortized premiums/discounts, hedging and other basis adjustments.
(2)	The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. See Note 11 of the Notes to Unaudited Financial Statements for additional detail and discussion related to Consolidated Obligations. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $846,481 and $930,617 at June 30, 2010 and December 31, 2009, respectively.
We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and money market investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). We fund long-term assets principally with unswapped fixed-rate Bonds to manage the market risk exposure of the long-term assets.

In the first six months of 2010, the average and ending balances of Discount Notes were significantly lower than 2009’s average balance and moderately above the year-end 2009 balance. The reduced reliance on Discount Notes in the first six months of 2010 compared to 2009’s average balances resulted from the substantial decrease in Advance balances. The increase in Discount Notes in the first six months of 2010 compared to the end of 2009 reflected reduced reliance on swapped fixed-rate Obligations, as the cost of Discount Notes improved relative to swapped funding.
The relatively stable balance of unswapped fixed-rate Bonds reflected the modest change in mortgage asset balances and lower balances of long-term fixed rate Advances. The allocations of unswapped fixed-rate Bonds at June 30, 2010 according to their final maturities, percentage of callable Bonds, and next call dates for callable Bonds were similar compared to year-end 2009 and the last several years. We believe that the allocations of the Bonds among these spectrums provide effective mitigation of market risk exposure to both higher and lower mortgage rates.
Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. After being wider and more volatile than normal in the first several months of 2009, the spreads and volatility were at levels comparable to historical averages in the first six months of 2010, which benefitted our earnings.
For discussion of the cost of Discount Note funding relative to LIBOR, which in the last two years has been a major driver of earnings, see the “Net Interest Income” section of “Results of Operations.”
Deposits
Total deposits were $1,615 million at June 30, 2010, a decrease of $470 million (23 percent) from year-end 2009. As shown on the “Average Balance Sheet and Yield/Rates” table in “Results of Operations,” the average balance of term deposits and other interest-bearing deposits in the first six months of 2010 was $1,710 million, which was $78 million higher than the same period of 2009.
Derivatives Hedging Activity and Liquidity
Our use of and accounting for derivatives is discussed in the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.” Liquidity is discussed in the “Liquidity Risk and Contractual Obligations” section of “Quantitative and Qualitative Disclosures About Risk Management.”
Capital Resources
The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital
	Six Months Ended		Year Ended
	June 30, 2010		December 31, 2009
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,121	$3,082	$3,063	$3,801
Mandatorily Redeemable Capital Stock	396	453	676	211

Regulatory Capital Stock	3,517	3,535	3,739	4,012
Retained Earnings	423	431	412	405

Regulatory Capital	$3,940	$3,966	$4,151	$4,417

GAAP and Regulatory Capital-to-Assets Ratios

	Six Months Ended		Year Ended
	June 30, 2010		December 31, 2009
	Period End	Average	Period End	Average
GAAP	5.29%	4.98%	4.86%	4.96%
Regulatory	5.90	5.63	5.81	5.22
We consider the regulatory capital-to-assets ratio to be a better representation of financial leverage than the GAAP ratio because the GAAP ratio treats mandatorily redeemable capital stock as a liability; although it provides the same economic function as GAAP capital stock and retained earnings in protecting investors in our debt. Regulatory financial leverage was lower in the first six months of 2010 compared to 2009’s average leverage ratio because of the reductions in Advance balances.
The substantial decrease in GAAP capital stock in the first six months of 2010, compared to 2009’s average balance, was due primarily to the termination of several memberships as a result of mergers with financial institutions outside our Fifth District and to requests from several members for redemption of their excess stock balances. Based on our communications with members, some of these redemption requests reflected the desire of a few members to limit their investment concentrations due to concerns with the financial condition of the FHLBank System, knowing that System Consolidated Obligations are the joint and several responsibilities of all FHLBanks. Members expressed no concern about our FHLBank’s financial condition or performance.
Regulatory capital stock balances decreased $222 million in the first six months of 2010. This resulted primarily from our repurchase of $287 million of mandatorily redeemable excess capital stock, $201 million of which was held by former members.
The table below shows the amount of excess capital stock. Because Advances continued to decrease in the first six months of 2010, the amount of excess capital stock outstanding increased and the amount of capital stock members cooperatively utilized in accordance with our Capital Plan decreased. This occurred despite our repurchase of excess stock.

(In millions)	June 30, 2010	December 31, 2009

Excess capital stock (Capital Plan definition)	$997	$905

Cooperative utilization of capital stock	$194	$216

Mission Asset Activity capitalized with cooperative capital stock	$4,850	$5,394

A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively used) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, we have exceeded the regulatory threshold and, therefore, have been required to pay cash dividends. Until Advances grow substantially again, we expect to continue paying cash dividends.
Retained earnings at June 30, 2010 totaled $423 million, an increase of $11 million over year-end 2009. Retained earnings grew because the 4.82 percent average ROE in the first six months exceeded the 4.50 percent annualized dividend rate we paid to stockholders.
Membership and Stockholders
On June 30, 2010, we had 735 member stockholders. During the first half of 2010, five institutions became new member stockholders while five were lost. The five lost members were composed of three members that merged with other Fifth District members, one that merged out of the Fifth District, and one that involuntarily withdrew from membership. The impact on Mission Asset Activity and earnings from these membership changes was negligible.
In the first six months of 2010, there were no material changes in the percentage of total eligible companies that were members, in the composition of membership by state, or in the allocation of member stockholders by their asset size. Because most existing eligible commercial banks and thrifts are already members, our recruitment of new members focuses primarily on insurance companies and credit unions.

RESULTS OF OPERATIONS
Components of Earnings and Return on Equity
The following table is a summary income statement for the three and six months ended June 30, 2010 and 2009. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders’ equity for the period.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010		2009		2010		2009
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)

Net interest income	$64	5.30%	$109	7.27%	$132	5.54%	$222	7.50%

Net (losses) gains on derivatives and hedging activities	(3)	(0.26)	3	0.23	(1)	(0.05)	8	0.27
Other non-interest income	8	0.65	2	0.12	9	0.40	10	0.34

Total non-interest income	5	0.39	5	0.35	8	0.35	18	0.61

Total revenue	69	5.69	114	7.62	140	5.89	240	8.11

Total other expense	(13)	(1.03)	(13)	(0.84)	(25)	(1.07)	(25)	(0.83)
Assessments	(15)	(b )	(27)	(b )	(31)	(b )	(57)	(b )

Net income	$41	4.66%	$74	6.78%	$84	4.82%	$158	7.28%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

(b)	The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.
Compared to the first two quarters of 2009, the earnings performance in each of the first two quarters of 2010 was more normal relative to historical experiences, given the low levels of interest rates in both years. The abnormally wide earnings relative to short-term interest rates in the first six months of 2009 reflected extremely wide spreads earned on LIBOR-indexed Advances resulting from high short-term LIBOR relative to our short-term Consolidated Obligation funding costs during that period. This is explained in more detail below.
Net Interest Income
Components of Net Interest Income
The following table shows the two major components of net interest income, as well as the three major subcomponents of the net interest spread, for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2010		2009		2010		2009
		Pct of		Pct of		Pct of		Pct of
		Earning		Earning		Earning		Earning
	Amount	Assets	Amount	Assets	Amount	Assets	Amount	Assets

Components of net interest rate spread:
Other components of net interest rate spread	$53	0.31%	$88	0.42%	$107	0.31%	$185	0.42%
Net (amortization)/accretion (1) (2)	(8)	(0.05)	(3)	(0.02)	(13)	(0.04)	(16)	(0.04)
Prepayment fees on Advances, net (2)	1	0.01	1	-	3	0.01	5	0.01

Total net interest rate spread	46	0.27	86	0.40	97	0.28	174	0.39

Earnings from funding assets with interest-free capital	18	0.11	23	0.11	35	0.10	48	0.11

Total net interest income/net interest margin	$64	0.38%	$109	0.51%	$132	0.38%	$222	0.50%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.
(2)	These components of net interest rate spread have been segregated here to display their relative impact.

Earnings From Capital. Earnings generated from funding interest-earning assets with interest-free capital (“earnings from capital”) decreased in both comparisons because of the significant reductions in interest rates, especially short-term rates, that reduced yields earned on interest-earning assets funded with interest-free capital. We deploy much of our capital in short-term and adjustable-rate assets to help ensure that our ROE moves with short-term interest rates and to help control market risk exposure.
Net Amortization/Accretion. Net amortization/accretion includes recognition of premiums and discounts purchased on mortgage assets and of premiums, discounts and concessions paid on Consolidated Obligation Bonds. Although volatility in net amortization can be substantial, the total change in such amortization was moderate in both comparisons.
Prepayment Fees on Advances. Prepayment fees depend mostly on the actions and preferences of members to continue holding Advances. Fees in one period of time do not necessarily indicate a trend that will continue in future periods. Although the fees we charge for early repayment of certain Advances can be, and in the past have been, significant, they were modest in the both 2010 and 2009. The prepayment fees are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before their maturity.
Other Components of Net Interest Rate Spread. Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread decreased by $78 million (42 percent) in the six-months comparison and by $35 million in the three-months comparison. Several factors, discussed below in estimated order of impact from largest to smallest, were primarily responsible for the reductions.
Six-Months Comparison
▪	Narrower portfolio spreads on LIBOR Advances—Unfavorable: We use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of LIBOR-indexed Advances. In the first six months of 2009, average portfolio spreads on LIBOR-indexed Advances relative to their Discount Note funding were abnormally wider than the 18 to 20 basis points historical average; in some months, the spreads were more than 100 basis points. In the first six months of 2010, the spreads were close to their historical average.

Spreads widened because the financial crisis raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. Early in the third quarter of 2009, the spread between LIBOR and Discount Notes moved back to approximately its long-term historical level. This was due to the market’s perception that the financial crisis had ended combined with the effects of the massive amounts of government liquidity injected into the financial system.

▪	Re-issuing called Consolidated Bonds at lower debt costs—Favorable: Between June 30, 2009 and June 30, 2010, the low intermediate- and long-term interest rate environment enabled us to retire (call) approximately $10 billion of unswapped Bonds before their final maturities and replace them with new Consolidated Obligations, many at substantially lower interest rates. Most of the called Bonds funded mortgage assets. The favorable impact of these actions was somewhat muted because we extended the maturities of the new Bonds in order to reduce market risk exposure to higher interest rates.

▪	Lower net spreads on new mortgage assets—Unfavorable: Between June 30, 2009 and June 30, 2010, we purchased $4.7 billion of new mortgage assets (loans in the Mortgage Purchase Program and mortgage-backed securities). Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgage assets paid down in this period. In part, this was due to our actions to reduce market risk exposure to higher interest rates by extending the maturities of debt issued to fund the new assets.

▪	Decrease in financial leverage due to lower balances of Advances and mortgage assets—Unfavorable: In the first six months of 2010 compared to the same period of 2009, the average principal balance of Advances declined by $16.4 billion and the average principal balance of mortgage assets (including the Mortgage Purchase Program and mortgage-backed securities) declined by $0.9 billion.
Three-Months Comparison
For the three-months comparison, the same factors affected the other components of net interest rate spread as in the six-months comparison and in approximately the same relative magnitude.

Average Balance Sheet and Yield/Rates
The following two tables provide yields/rates and average balances for major balance sheet accounts. They provide details on the decreases in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship.

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Advances	$32,033	$73	0.92%	$47,235	$158	1.34%
Mortgage loans held for portfolio (2)	8,910	104	4.68	9,834	135	5.51
Federal funds sold and securities purchased under resale agreements	9,637	4	0.18	9,932	4	0.15
Other short-term investments	60	-	0.12	77	-	0.22
Interest-bearing deposits in banks (3) (4)	4,865	3	0.25	5,796	6	0.42
Mortgage-backed securities	11,784	138	4.68	11,751	135	4.60
Other long-term investments	8	-	3.59	11	-	4.24
Loans to other FHLBanks	4	-	0.20	13	-	0.13

Total earning assets	67,301	322	1.92	84,649	438	2.07

Allowance for credit losses on mortgage loans	-			-
Other assets	224			288

Total assets	$67,525			$84,937

Liabilities and Capital
Term deposits	$242	-	0.38	$132	-	0.98
Other interest bearing deposits (4)	1,390	-	0.05	1,686	-	0.04
Short-term borrowings	25,269	10	0.16	33,851	28	0.33
Unswapped fixed-rate Consolidated Bonds	24,709	238	3.86	25,454	264	4.16
Unswapped adjustable-rate Consolidated Bonds	1,000	-	0.14	4,896	10	0.81
Swapped Consolidated Bonds	9,791	5	0.21	12,970	26	0.82
Mandatorily redeemable capital stock	411	5	4.50	99	1	4.50
Other borrowings	-	-	-	-	-	-

Total interest-bearing liabilities	62,812	258	1.65	79,088	329	1.67

Non-interest bearing deposits	7			5
Other liabilities	1,178			1,449
Total capital	3,528			4,395

Total liabilities and capital	$67,525			$84,937

Net interest rate spread			0.27%			0.40%

Net interest income and net interest margin		$64	0.38%		$109	0.51%

Average interest-earning assets to interest-bearing liabilities			107.15%			107.03%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were no non-accrual loans for the periods displayed.

(3)	Includes securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
	Average		Average	Average		Average
	Balance	Interest	Rate (1)	Balance	Interest	Rate (1)

Assets
Advances	$33,104	$146	0.89%	$49,709	$384	1.56%
Mortgage loans held for portfolio (2)	9,048	216	4.81	9,453	252	5.37
Federal funds sold and securities purchased under resale agreements	9,252	7	0.16	8,054	7	0.17
Other short-term investments	1,660	1	0.11	52	-	0.37
Interest-bearing deposits in banks (3) (4)	5,412	6	0.21	10,639	19	0.35
Mortgage-backed securities	11,658	272	4.70	12,088	291	4.84
Other long-term investments	8	-	3.71	12	-	4.29
Loans to other FHLBanks	4	-	0.14	6	-	0.12

Total earning assets	70,146	648	1.86	90,013	953	2.13

Allowance for credit losses on mortgage loans	-			-
Other assets	258			304

Total assets	$70,404			$90,317

Liabilities and Capital
Term deposits	$191	-	0.41	$121	1	1.17
Other interest bearing deposits (4)	1,519	-	0.04	1,511	-	0.05
Short-term borrowings	25,976	17	0.13	40,500	89	0.44
Unswapped fixed-rate Consolidated Bonds	24,920	480	3.88	25,375	547	4.35
Unswapped adjustable-rate Consolidated Bonds	1,000	1	0.10	5,157	28	1.11
Swapped Consolidated Bonds	11,621	8	0.14	11,675	64	1.10
Mandatorily redeemable capital stock	453	10	4.52	106	2	4.17
Other borrowings	1	-	0.21	3	-	0.07

Total interest-bearing liabilities	65,681	516	1.58	84,448	731	1.74

Non-interest bearing deposits	7			4
Other liabilities	1,210			1,492
Total capital	3,506			4,373

Total liabilities and capital	$70,404			$90,317

Net interest rate spread			0.28%			0.39%

Net interest income and net interest margin		$132	0.38%		$222	0.50%

Average interest-earning assets to interest-bearing liabilities			106.80%			106.59%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Nonperforming loans are included in average balances used to determine average rate. There were none for the periods displayed.

(3)	Includes securities classified as available-for-sale, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity for available-for-sale securities.

(4)	Amounts include certificates of deposits and bank notes that are classified as available-for-sale securities in the Statements of Condition. Additionally, the average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.
The 0.13 and 0.11 percentage points reductions in the net interest rate spread for the three-month and six-month comparisons, respectively, resulted primarily from the net impacts of the factors discussed above in “Other Components of Net Interest Rate Spread.”
The average rates on Advances, short-term borrowings, adjustable-rate Bonds, and swapped Bonds decreased mostly because of the sharp declines in short-term LIBOR. The average rates on Federal funds sold were relatively stable, as the Federal Reserve had dropped the overnight Federal funds rate to its current level by the end of 2008.

The average rates on mortgage loans held for portfolio and mortgage-backed securities decreased due to the lower yields on new mortgages versus existing mortgages (except as noted in the next sentence). The rate on mortgage-backed securities increased in the three-months comparison because of a sharp reduction in net amortization on that account, primarily in response to higher mortgage rates in the second quarter of 2009 and lower mortgage rates in the second quarter of 2010.
Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes these changes and trends in interest income and interest expense.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2010 over 2009			June 30, 2010 over 2009
	Volume(1)(3)	Rate (2)(3)	Total	Volume(1)(3)	Rate (2)(3)	Total

Increase (decrease) in interest income
Advances	$(43)	$(42)	$(85)	$(104)	$(134)	$(238)
Mortgage loans held for portfolio	(12)	(19)	(31)	(11)	(25)	(36)
Federal funds sold and securities purchased under resale agreements	-	-	-	1	(1)	-
Other short-term investments	-	-	-	1	-	1
Interest-bearing deposits in banks	(1)	(2)	(3)	(7)	(6)	(13)
Mortgage-backed securities	-	3	3	(10)	(9)	(19)
Other long-term investments	-	-	-	-	-	-
Loans to other FHLBanks	-	-	-	-	-	-

Total	(56)	(60)	(116)	(130)	(175)	(305)

Increase (decrease) in interest expense
Term deposits	-	-	-	-	(1)	(1)
Other interest-bearing deposits	-	-	-	-	-	-
Short-term borrowings	(6)	(12)	(18)	(24)	(48)	(72)
Unswapped fixed-rate Consolidated Bonds	(8)	(18)	(26)	(9)	(58)	(67)
Unswapped adjustable-rate Consolidated Bonds	(5)	(5)	(10)	(13)	(14)	(27)
Swapped Consolidated Bonds	(5)	(16)	(21)	(1)	(55)	(56)
Mandatorily redeemable capital stock	4	-	4	8	-	8
Other borrowings	-	-	-	-	-	-

Total	(20)	(51)	(71)	(39)	(176)	(215)

Increase (decrease) in net interest income	$(36)	$(9)	$(45)	$(91)	$1	$(90)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)	Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.
Effect of the Use of Derivatives on Net Interest Income
The following table shows the effect of using derivatives on net interest income. The table does not provide the effect on earnings from accounting for derivatives under derivative and fair value accounting rules; this is provided in the next section “Non-Interest Income and Non-Interest Expense.”

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Advances (1)	$(114)	$(131)	$(233)	$(241)
Mortgage purchase commitments (2)	(1)	-	(1)	2
Consolidated Obligations (1)	31	38	74	72

Decrease to net interest income	$(84)	$(93)	$(160)	$(167)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.
The primary reasons we use derivatives, most of which are interest rate swaps, are to manage interest rate risk exposure and to reduce funding costs for Consolidated Obligations. The use of derivatives results in a much closer match of actual cash flows between assets and liabilities than would occur otherwise, but has a consequent reduction in earnings. Most of our derivatives synthetically convert the fixed interest rates on the swapped Advances and Consolidated Obligations to adjustable-coupon rates tied to short-term LIBOR (mostly three-month), which normally have lower interest rates than the fixed rates. This was especially true in the interest rate environments of 2009 and 2010, which had very steep yield curves. The total net impact of using derivatives was to decrease net interest income by nearly the same amount in both comparison periods. However, the reduction in earnings from using derivatives was acceptable because it enabled us to significantly lower risk exposure.
See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information.
Non-Interest Income and Non-Interest Expense
The following table presents non-interest income and non-interest expense for the three and six months ended June 30, 2010 and 2009.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Other Income
Net gains on held-to-maturity securities	$6	$-	$6	$6
Net (losses) gains on derivatives and hedging activities	(3)	3	(1)	8
Other non-interest income, net	2	2	3	4

Total other income	$5	$5	$8	$18

Other Expense
Compensation and benefits	$7	$7	$15	$14
Other operating expense	4	4	7	7
Finance Agency	1	1	2	1
Office of Finance	1	1	1	2
Other expenses	-	-	-	1

Total other expense	$13	$13	$25	$25

Average total assets	$67,525	$84,937	$70,404	$90,317
Average regulatory capital	3,946	4,501	3,966	4,485

Total other expense to average total assets (1)	0.07%	0.06%	0.07%	0.05%
Total other expense to average regulatory capital (1)	1.25%	1.12%	1.29%	1.11%
(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
The net gains on held-to-maturity securities resulted from our sales of mortgage-backed securities in the second quarter of 2010 and in the first quarter of 2009.
The changes in net gains or losses on derivatives and hedging activities in all periods shown in the table represented mostly unrealized market value adjustments, which resulted primarily from the reductions in interest rates, and secondarily represented the amortization of market value gains. The market values adjustments as a percentage of notional derivatives principal were modest, less than 0.05 percentage points. We consider the amount of volatility in these periods to be modest and consistent with the close hedging relationships of our derivative transactions.
Although other expense was relatively stable in all periods shown, it increased as a percent of regulatory capital because of the reduction in capital in 2010 versus 2009.

REFCORP and Affordable Housing Program Assessments
In the first two quarters of 2010, assessments totaled $31 million, which reduced ROE by 1.80 percentage points. In the first two quarters of 2009, assessments totaled $57 million, which reduced ROE by 2.64 percentage points. The relative burden of assessments decreased because net income before assessments fell 46 percent while average GAAP capital fell only 20 percent.
Segment Information
Note 16 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. The table below summarizes each segment’s operating results for the three and six months ended June 30, 2010 and 2009.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Three Months Ended June 30, 2010

Net interest income	$44	$20	$64

Net income	$25	$16	$41

Average assets	$58,573	$8,952	$67,525

Assumed average capital allocation	$3,060	$468	$3,528

Return on Average Assets (1)	0.17%	0.70%	0.24%

Return on Average Equity (1)	3.32%	13.45%	4.66%

Three Months Ended June 30, 2009

Net interest income	$69	$40	$109

Net income	$48	$26	$74

Average assets	$75,057	$9,880	$84,937

Assumed average capital allocation	$3,890	$505	$4,395

Return on Average Assets (1)	0.26%	1.08%	0.35%

Return on Average Equity (1)	4.92%	21.13%	6.78%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

	Traditional	Mortgage
(Dollars in millions)	Member	Purchase
	Finance	Program	Total
Six Months Ended June 30, 2010

Net interest income	$85	$47	$132

Net income	$49	$35	$84

Average assets	$61,313	$9,091	$70,404

Assumed average capital allocation	$3,053	$453	$3,506

Return on Average Assets (1)	0.16%	0.77%	0.24%

Return on Average Equity (1)	3.24%	15.42%	4.82%

Six Months Ended June 30, 2009

Net interest income	$161	$61	$222

Net income	$119	$39	$158

Average assets	$80,819	$9,498	$90,317

Assumed average capital allocation	$3,913	$460	$4,373

Return on Average Assets (1)	0.30%	0.83%	0.35%

Return on Average Equity (1)	6.11%	17.20%	7.28%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
Traditional Member Finance Segment
For both the three- and six-month comparisons, the decrease in net income and ROE reflected primarily the return to an historically-normal spread between LIBOR-indexed Advances and Discount Note funding, the reduction in the earnings from capital, the lower Advance balances, and narrower net spreads on new mortgage-backed securities compared to the spreads that had been earned on mortgages that paid down. These factors were offset only partially by calls of Consolidated Bonds funding mortgage-backed securities. See the discussion above in “Other Components of Net Interest Rate Spread.”
Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be favorable, while not significantly raising market risk and maintaining limited credit risk. The Program averaged 13 percent of total assets but accounted for 41 percent of earnings in the first six months of 2010. The decrease in profitability for both the three- and six-month comparisons resulted from two factors: 1) narrower spreads earned on new mortgages purchased compared to spreads that had been earned on mortgages that paid down and 2) higher net amortization for the Program, including premiums paid on mortgages and concessions recognized on called Bonds. These unfavorable factors were only partially offset by replacing called Bonds with lower cost debt.
Although this segment can exhibit more earnings volatility relative to short-term interest rates than the Traditional Member Finance segment, we believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay as dividends.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT
Market Risk
Overview
Market risk exposure of our earnings and the value of stockholders’ capital investment in the FHLBank to unexpected changes and volatility in the market environment and business conditions is normally one of our largest residual risk exposures. We attempt to minimize market risk exposure while earning a competitive return on members’ capital stock investment.
Market Value of Equity and Duration of Equity – Entire Balance Sheet
Two key measures of market risk exposure—the sensitivity of the market value of equity and the duration of equity for the entire balance sheet under interest rate shocks (in basis points)—are presented in the following table. Average results are compiled using data for each month end.
Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2010 Year-to-Date
Market Value of Equity	$3,928	$4,027	$4,085	$4,127	$4,123	$4,089	$3,958

% Change from Flat Case	(4.8)%	(2.4)%	(1.0)%	-	(0.1)%	(0.9)%	(4.1)%

2009 Full Year
Market Value of Equity	$4,146	$4,247	$4,324	$4,404	$4,446	$4,442	$4,334

% Change from Flat Case	(5.9)%	(3.6)%	(1.8)%	-	1.0%	0.9%	(1.6)%

Month-End Results

June 30, 2010
Market Value of Equity	$3,915	$4,009	$4,107	$4,227	$4,299	$4,294	$4,185

% Change from Flat Case	(7.4)%	(5.2)%	(2.8)%	-	1.7%	1.6%	(1.0)%

December 31, 2009
Market Value of Equity	$4,184	$4,251	$4,271	$4,280	$4,256	$4,208	$4,066

% Change from Flat Case	(2.2)%	(0.7)%	(0.2)%	-	(0.6)%	(1.7)%	(5.0)%

Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2010 Year-to-Date	(1.9)	(2.6)	(2.3)	(0.7)	1.2	2.4	4.0

2009 Full Year	(2.3)	(3.3)	(3.8)	(2.9)	(0.7)	1.3	3.5

Month-End Results

June 30, 2010	(2.3)	(4.4)	(5.6)	(5.2)	(0.9)	1.2	3.7

December 31, 2009	(0.8)	(0.7)	(0.6)	0.6	1.8	2.8	4.1
These measures indicate that in the first six months of 2010, as in 2009, residual market risk exposure was moderate. By June 30, 2010, market risk exposure was below historical average levels, especially exposure to higher interest rates. In 2009 and the first six months of 2010, we lowered exposure to higher interest rates, primarily by extending the average maturity of unswapped Bonds used to fund mortgage assets.
Based on the market risk metrics, as well as analysis of cash flows and earnings simulations, we expect that profitability will remain competitive even if interest rates were to change by a substantial amount. Profitability could become uncompetitive if long-term rates were to increase immediately and permanently by four percentage points or more, or short-term rates were to increase immediately and permanently to at least eight percent. This amount of extreme change in interest rates would not result in negative earnings, unless possibly coupled with many other market and business variables experiencing extremely unfavorable changes, and would not threaten to impair our capital stock.
Regarding lower mortgage rates, we made calls of unswapped Bonds totaling $22 billion between the fourth quarter of 2008 and June 30, 2010 and replaced them with new Consolidated Obligations, many of them at significantly lower interest costs. Mortgage prepayments did not increase proportionately to the amount of the Bonds called, in part due to the credit conditions—especially falling home prices—that have made refinancing difficult for many homeowners. The amount of Bonds we called will substantially mitigate—but not completely offset—the lower earnings resulting from a possible large acceleration in mortgage prepayment speeds if mortgage rates decrease again substantially and for a long period of time.
On June 30, 2010, the mortgage asset portfolio had a net premium balance of $100 million. We project that a 0.50 percentage decrease in the currently low mortgage rates would result in a $12 million immediate one-time increase in net amortization of mortgage asset net premiums (which would lower earnings), while a 2.00 percentage increase to mortgage rates would result in a $6 million immediate one-time decrease in net amortization (which would raise earnings). Although either amount of volatility would result in a substantial change in ROE in the quarter the rate change occurred, it would not materially threaten the competiveness of profitability. Further, the earnings reduction from the change in net amortization would occur for only one quarter.
Market Capitalization Ratios
The following table presents two market capitalization ratios for the current (flat rate) interest rate environment.

	June 30, 2010	December 31, 2009

Market Value of Equity to Book Value of Regulatory Capital	107%	103%

Market Value of Equity to Par Value of Regulatory Capital Stock	120%	114%
Because both ratios were above 100 percent and relatively stable in the first six months of 2010, they support the assessment that we have a moderate amount of market risk exposure. Currently the ratios are at very favorable (high) levels, due to the combination of generally low mortgage rates, the anomaly of extremely high market prices on mortgage assets, narrower than expected market spreads on new mortgage assets, the Bond calls discussed above, and (for the second ratio) the fact that retained earnings comprise 11 percent of regulatory capital.
Market Risk Exposure of the Mortgage Assets Portfolio
Sensitivities of the market value of equity for the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. Average results are compiled using data for each month end.
% Change in Market Value of Equity—Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200

Average Results

2010 Year-to-Date	(15.8)%	(7.8)%	(3.3)%	-	(0.2)%	(2.9)%	(12.9)%

2009 Full Year	(25.0)%	(14.8)%	(7.5)%	-	4.0%	4.0%	(4.7)%

Month-End Results

June 30, 2010	(23.2)%	(15.7)%	(8.6)%	-	5.2%	4.9%	(2.6)%

December 31, 2009	(8.0)%	(2.4)%	(0.7)%	-	(1.9)%	(5.8)%	(17.3)%
These measures indicate that the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet. We believe that our mortgage assets portfolio has a moderate amount of market risk exposure and is consistent with our conservative risk philosophy and cooperative business model. However, as expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet.

Use of Derivatives in Market Risk Management
The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments. The large reduction in Consolidated Obligation swaps was because the cost of Discount Notes decreased relative to swapped funding in the first six months of 2010.

		June 30,	December 31,
(In millions)		2010	2009
Hedged Item	Hedging Instrument

Consolidated Obligations	Interest rate swap	$9,644	$15,523
Convertible Advances	Interest rate swap	2,330	2,816
Putable Advances	Interest rate swap	6,926	7,037
Regular Fixed Rate Advances	Interest rate swap	2,981	3,469
Mandatory Delivery Contracts	Commitments to sell to-be-announced mortgage-backed securities	5	-

Total based on Hedged Item (1)		$21,886	$28,845

(1)	We enter into Mandatory Delivery Contracts (commitments to purchase loans) in the normal course of business and economically hedge them with interest rate forward agreements (commitments to sell to-be-announced mortgage-backed securities). Therefore, the Mandatory Delivery Contracts (which are derivatives) are the objects of the hedge (the Hedged Item) and are not listed as a Hedging Instrument in this table.
The table below presents the notional principal amounts of derivatives according to their accounting treatment and hedge relationship. This table differs from the one above in that it displays all derivatives, including Mandatory Delivery Contracts. The changes shown did not represent new hedging or risk management strategies or a change in accounting treatment of existing hedges.

	June 30,	December 31,
(In millions)	2010	2009

Shortcut (Fair Value) Treatment
Advances	$4,970	$5,733
Consolidated Obligations	450	450

Total	5,420	6,183

Long-haul (Fair Value) Treatment
Advances	7,083	7,405
Consolidated Obligations	7,995	14,873

Total	15,078	22,278

Economic Hedges
Advances	184	184
Consolidated Obligations	1,199	200
Mandatory Delivery Contracts	98	79
To-be-announced mortgage-backed securities hedges	5	-

Total	1,486	463

Total Derivatives	$21,984	$28,924

Capital Adequacy
We have always complied with each of the Finance Agency’s capital requirements. See the “Capital Resources” section of “Analysis of Financial Condition” and Note 13 of the Notes to Unaudited Financial Statements for more information on our capital adequacy.
Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the material risks we face. The Policy conservatively establishes a range of adequate retained earnings from $140 million to $285 million, with a target level of $170 million. On June 30, 2010, we had $423 million of retained earnings. Given the recent financial and regulatory environment, we believe that an abundance of caution is prudent; therefore, in the last several years we have been carrying a greater amount of retained earnings than required by our policy.

Credit Risk
Overview
For the reasons detailed below, we believe we have a minimal amount of residual credit risk exposure related to our dealings with members, purchases of investments, and transactions in derivatives.
Credit Services
Overview. We have numerous policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite deterioration in the credit conditions of many of our members and in the value of some pledged collateral over the last two years, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first six months of 2010. We base this assessment on the following factors:
▪	a conservative approach to collateralizing credit that results in significant over-collateralization. This includes 1) systematically raising collateral margins and collateral status as the financial condition of a member or of the collateral pledged deteriorates, and 2) adjusting collateral margins for subprime and nontraditional mortgage loans that we have identified and determined are not properly underwritten;

▪	close monitoring of members’ financial conditions and repayment capacities;

▪	a risk focused process for reviewing and verifying the quality, documentation, and administration of pledged loan collateral;

▪	a moderate level of exposure to poorly performing subprime and nontraditional mortgages pledged as collateral; and

▪	a history of never experiencing a credit loss or delinquency on any Advance.
Because of these factors, we have never established a loan loss reserve for Credit Services.
Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policy parameters is that each member must overcollateralize its borrowings and must maintain borrowing capacity in excess of its credit outstanding. As of June 30, 2010, the over-collateralization resulted in total collateral pledged of $142.5 billion with total borrowing capacity of $87.1 billion. Lower borrowing capacity results because we make downward adjustments to the collateral pledged to recognize risks that may affect its realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.
The table below identifies the allocation of pledged collateral as of June 30, 2010. 1-4 Family Residential collateral decreased substantially ($8 billion) from the end of 2009, due primarily to both lower levels of loans carried on a few large members’ balance sheets and lower amounts of eligible collateral due to identification of ineligible loans as a result of collateral due diligence reviews.

	June 30, 2010		December 31, 2009
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)

1-4 Family Residential	60%	$ 86.2	62%	$ 94.0
Home Equity Loans	21	29.3	18	27.6
Commercial Real Estate	10	14.4	9	14.0
Bond Securities	7	9.4	9	14.0
Multi-Family	2	2.7	2	2.1
Farm Real Estate	(a )	0.5	(a )	0.5

Total	100%	$ 142.5	100%	$ 152.2

(a)	Less than one percent of total pledged collateral.

The table below indicates for each major collateral type the range of lendable values, as a percentage of the market value of the collateral, remaining after the application of Collateral Maintenance Requirements (CMRs), which are informally referred to as over-collateralization rates or “haircuts.” The ranges exclude subprime and nontraditional mortgage loan collateral. All collateral types receive significant downward adjustments.

Lendable Value

1-4 Family Residential	57-83%
Home Equity Loans	18-69%
Commercial Real Estate	36-63%
Bond Securities	49-99%
Multi-Family	35-57%
Farm Real Estate	51-69%
On June 30, 2010, we had $6,866 million of Advances outstanding to former members that had been acquired by financial institutions who are not members of our FHLBank. Of this amount, $5,375 million was supported by subordination or other intercreditor security agreements with other FHLBanks, with collateral totaling $7,792 million based on our required collateral levels. The remainder was collateralized by $390 million of marketable securities and $2,399 million in loan collateral held in our custody. Subordination agreements mitigate our risk in the event of default of the counterparty FHLBank by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing an incentive to ensure pledged collateral values are sufficient to cover all parties.
Subprime and Nontraditional Mortgage Loan Collateral. Based on our collateral reviews, we continue to estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately eight percent of pledged collateral meets the definition of “nontraditional.”

Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The analysis focuses on asset quality, financial performance and earnings quality, liquidity, and capital adequacy. In addition to the credit ratings process, we perform ongoing analyses of institutions that pose elevated credit risk. The following tables show the distribution of internal credit ratings we assigned to member and non-member borrowers, which we use to help manage credit risk exposure.
June 30, 2010
  (Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	58	$1.9	31	$0.3	$0.9
2	112	34.1	60	13.7	33.3
3	204	10.8	154	4.2	9.9
4	205	31.2	175	14.1	30.8
5	71	5.4	65	2.5	5.3
6	58	1.8	51	1.5	1.8
7	42	1.9	36	1.4	1.9

Total	750	$87.1	572	$37.7	$83.9

December 31, 2009

(Dollars in billions)

	All Members and Borrowing
	Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity

1	66	$2.1	37	$0.3	$1.1
2	129	36.6	82	14.4	35.9
3	155	9.8	116	4.0	9.1
4	202	39.7	176	15.6	39.3
5	71	6.5	60	1.6	6.4
6	80	3.3	73	2.4	3.3
7	45	2.0	41	1.2	1.9

Total	748	$100.0	585	$39.5	$97.0

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
Many of our members continue to be adversely affected by the recent financial crisis and recession, with a resulting significant downward trend in our member credit ratings. This trend began in the second half of 2007 and accelerated thereafter. As of June 30, 2010, 171 members and borrowing nonmembers (23 percent of the total) had credit ratings of 5 or below, with $9.1 billion of borrowing capacity. The decrease in the number of members and borrowing nonmembers with a credit rating of 5 or below from the end of 2009 was due primarily to improvements made to our credit ratings model. These changes involve enhanced balancing of mitigating factors that influence a member’s overall financial condition, which we believe enables us to better identify the riskiest institutions for greater resource focus on these members.
Member Failures, Closures, and Receiverships. There were no member failures in the first six months of 2010.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is minimal and that it is probable we will be able to collect essentially all remaining principal and interest amounts due. We base this assessment on the following factors:
▪	the strong credit enhancements for conventional loans;

▪	the U.S. government insurance on FHA mortgage loans;

▪	no credit losses realized by us on any of the approximately 128,000 conventional loans purchased since inception of the Program other than a very small amount expected in 2010;

▪	minimal delinquencies and defaults experienced in the Program’s loan portfolio;

▪	underwriting and loan characteristics consistent with favorable expected credit performance; and

▪	only de minimis losses experienced by supplemental mortgage insurance providers.
Because of these factors, we have not established a loan loss reserve for the Program and have determined that our mortgage loans were not impaired at June 30, 2010, as at all previous dates.
Lender Risk Account. The amount of loss claims against the Lender Risk Account in the first six months of 2010 was approximately $4 million. Since inception of the Program, loss claims have only used approximately $7 million, or 11 percent, of the Lender Risk Account.
Portfolio Loan Characteristics. Our policy is to originate loans that are of high credit quality. The following table shows Fair Isaac and Company (FICO®) credit scores at origination for the conventional loan portfolio. There was little change in the FICO® distribution in the first six months of 2010.

	June 30,	December 31,
FICO® Score (1)	2010	2009

< 620	0%	0%
620 to < 660	4	4
660 to < 700	11	11
700 to < 740	19	19
>= 740	66	66

Weighted Average	751	751
(1)	Represents the original FICO® score of the lowest borrower for the related loan.
High loan-to-value ratios, especially those above 90 percent in which homeowners have little or no equity at stake, are key drivers in potential mortgage delinquencies and defaults. The following table shows loan-to-value ratios for conventional loans based on values at origination dates and values estimated as of June 30, 2010 and December 31, 2009. The estimates of current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Origination Dates			Based On Estimated Current Value
	June 30,	December 31,		June 30,	December 31,
Loan-to-Value	2010	2009	Loan-to-Value	2010	2009

<= 60%	21%	21%	<= 60%	29%	31%
> 60% to 70%	18	19	> 60% to 70%	18	20
> 70% to 80%	53	52	> 70% to 80%	24	29
> 80% to 90%	5	5	> 80% to 90%	16	10
> 90%	3	3	> 90% to 100%	6	5
			> 100%	7	5

Weighted Average	70%	70%	Weighted Average	70%	68%

Although there has been some deterioration in the loan-to-value ratios, as expected in the current economic conditions and housing markets, the data provide further support for our assessment that the Mortgage Purchase Program has a strong overall credit quality. As of June 30, 2010, only 13 percent of loans were estimated to have current loan-to-value ratios above 90 percent, up from ten percent at year-end 2009 and up from three percent at origination dates. By comparison, national average housing prices have fallen by more than 20 percent in the last several years.
Further analysis of high-risk loans shows the following, as of June 30, 2010, which we believe provides further support that the Program is comprised of high quality loans:
▪	Of the $279 million of conventional principal balances with FICO® scores below 660 and current loan-to-values less than 100 percent, only $11 million (four percent) were seriously delinquent.

▪	Of the $456 million of conventional principal balances with FICO® scores above 660 and current loan-to-values above 100 percent, only $23 million (five percent) were seriously delinquent.

▪	Of the $33 million of conventional principal balances with FICO® scores below 660 and current loan-to-values above 100 percent, only $5 million (14 percent) were seriously delinquent.
The geographical allocation of loans in the Program, based on unpaid principal balance of conventional loans, is concentrated in the Midwest (63 percent), with 50 percent of the loans in Ohio. This allocation did not change materially in the first six months of 2010. The concentration of loans in the Midwest may further increase due to the loss of one of our historically largest sellers of loans outside of the Midwest. Loans are less concentrated in the Northeast and West, regions that historically have had the most exposure to credit problems including foreclosures and housing price declines. In addition, only one percent and four percent of total conventional loans were originated in the depressed real-estate markets of Florida and California, respectively.
Based on the available data, we believe we have little exposure to loans in the Program considered to have individual characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.
Credit Performance. The Mortgage Purchase Program has had a relatively low amount of delinquencies and foreclosures. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate. The national average is based on a nationally recognized delinquency survey. Since the financial crisis, our delinquency/foreclosure rates on both conventional and FHA loans have increased substantially but continued to be well below the national averages, and we expect this to continue to be the case.

	Conventional Loan Delinquencies

	June 30,	December 31,
(Dollars in millions)	2010	2009

30 to 59 days delinquent and not in foreclosure	$70	$64
60 to 89 days delinquent and not in foreclosure	20	23
90 days or more delinquent and not in foreclosure	23	28
In process of foreclosure (1)	48	43

Serious delinquency rate (2)	1.0%	0.9%

National average serious delinquency rate (3)	5.1	5.0
(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
(2)	Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio. The FHLBank’s conventional loan portfolio consists only of fixed-rate prime conventional mortgage loans.
(3)	National average of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data.

The following table presents additional information on FHA and conventional loans that are past due at the dates indicated.

	June 30,	December 31,
(In millions)	2010	2009
Total par value past due 90 days or more and still accruing interest	$133	$135
We perform a credit risk analysis for conventional loans, on a loan-by-loan basis, to determine if projected claims on delinquent loans would be significant enough to exhaust all the credit enhancements. The analysis uses a recognized third-party prepayment and housing credit model, which we believe employs reasonably conservative assumptions on future home price trends. We also stress this model for extremely pessimistic assumptions of future home prices and other variables. At June 30, 2010, we continued to expect no material probable losses on these loans in excess of the combined credit enhancements.
Credit Risk Exposure to Supplemental Insurance Providers. The following table presents information on the concentration of supplemental mortgage insurance providers for our conventional loans and their related credit ratings as of June 30, 2010.

	Percent of	Credit Rating
	Portfolio	S&P	Moody’s	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	53%	B+	Ba3	N/A
Genworth Residential Mortgage Insurance Corporation (Genworth)	47%	BBB-	Baa2	N/A

Total	100%

Genworth is our current sole provider of supplemental mortgage insurance for new business. We discontinued committing new business with MGIC in 2008, although 53 percent of our loans outstanding have supplemental mortgage insurance underwritten by MGIC. We subject both supplemental mortgage insurance providers to a standard credit underwriting analysis. At June 30, 2010, the net exposure to both providers, after consideration of the protection afforded by the Lender Risk Account, was an estimated $4 million. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of the entire conventional portfolio defaulting and the insurance providers being financially unable to pay any of the resulting claims. Over its life, we have had claims paid on 174 loans in the Mortgage Purchase Program. Because of these factors, we believe we have a very small amount of credit risk exposure to these providers. See the related discussion in “Business Outlook and Update on Risk Factors” of the “Executive Overview.”
Investments
Money Market Investments. The following table presents the par amount of deposits held at the Federal Reserve and unsecured money market investments outstanding in relation to the counterparties’ long-term credit ratings provided by Moody’s, Standard & Poor’s, and/or Fitch Advisory Services.

(In millions)	June 30, 2010	December 31, 2009

Federal Reserve deposits (1)	$3,185	$1,807
Aaa/AAA	-	3,800
Aa/AA	4,680	6,830
A	4,605	1,990
Baa/BBB	-	-

Total	$12,470	$14,427

(1)	Federal Reserve deposit balances are included in Cash and due from banks on the Statement of Condition.
The unsecured investments held with Aaa/AAA counterparties at year-end 2009 were short-term Discount Notes issued by Freddie Mac and Fannie Mae. We held these as trading securities to augment liquidity. The investment in Federal Reserve deposits at the end of each period resulted from our decision to keep funds at the Federal Reserve instead of investing with traditional unsecured counterparties due to the zero or negative interest rates available on overnight investments with those counterparties on that date.
Mortgage-Backed Securities. Historically, almost all of our mortgage-backed securities have been GSE securities issued by Fannie Mae or Freddie Mac. On June 30, 2010, we held six private-label mortgage-backed securities with an outstanding principal balance of only $144 million. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.”
As indicated in Note 5 of the Notes to Unaudited Financial Statements, at June 30, 2010, our mortgage-backed securities issued by GSEs in the held-to-maturity securities portfolio had an estimated net unrealized gain totaling $553 million, which was five percent of their amortized cost. The gain reflects the lower overall level of mortgage rates at June 30, 2010 compared to when the securities were originated, and elevated market prices on GSE mortgage-backed securities. The elevated market prices are commonly attributed to the combination of the high demand for mortgage-related securities including from the government, the view of market participants that GSE mortgage-backed securities have little if any credit risk, and the currently reduced prepayment risk.
Private-label mortgage-backed securities have more credit risk than GSE and agency mortgage-backed securities because the issuers do not guarantee principal and interest payments. We believe our private-label securities are composed of high quality mortgages and have had, and will continue to have, a minimal amount of credit risk. We base this assessment on the following factors, among others.
▪	Each carries increased credit subordination.

▪	Each is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003 or earlier, not in more recent years when the largest numbers of the mortgages with current and expected credit issues were issued.

▪	Each has loan characteristics consistent with favorable expected credit performance. The average original FICO® score was 740, and the average current estimated loan-to-value ratio at June 30, 2010 was 51 percent.

▪	Each has a strong and seasoned credit performance history. At June 30, 2010, the 60-day or more delinquency rate was 0.24 percent and a minor amount (0.50 percent) of the loans backing the securities were in foreclosure or real-estate owned.
The following table summarizes the credit support of our private-label mortgage-backed securities. Credit support significantly exceeds collateral delinquencies.

	Original	Current		Weighted	Maximum
	Weighted-	Weighted	Minimum	Average	Current
	Average	Average	Current	Collateral	Collateral
	Credit Support	Credit Support	Credit Support (1)	Delinquency (2)	Delinquency (1) (2)
Private-label mortgage-backed securities

June 30, 2010	4.7%	8.1%	5.6%	0.74%	1.44%

December 31, 2009	4.7	7.6	5.4	0.54	0.76
(1)	Represents percentage applicable to an individual security holding within the private-label mortgage-backed securities portfolio.

(2)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

The following table presents the fair value of our private-label mortgage-backed securities as a percent of unpaid principal balance. Fair values were approximately par on both dates. As of June 30, 2010, the six private-label mortgage-backed securities on average had paid down 81 percent of their original principal balances.

(Dollars in millions)			Fair Value as
			a Percent of
		Unpaid Principal	Unpaid Principal
	Fair Value	Balance	Balance

June 30, 2010	$145	$144	100.9%

December 31, 2009	187	187	99.9
Based on these factors, we did not consider any of our investments to be other-than-temporarily impaired at June 30, 2010.
Derivatives
Credit Risk Exposure. The table below presents, as of June 30, 2010, the gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.
(Dollars in millions)

			Gross	Fair Value	Net
Credit Rating	Number of	Notional	Credit	of Collateral	Unsecured
Category (1)	Counterparties	Principal	Exposure	Held	Exposure

Aaa/AAA	-	$-	$-	$-	$-
Aa/AA	6	8,961	1	-	1
A	8	12,920	3	(2)	1

Total	14	$21,881	$4	$(2)	$2

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).
The following table presents, as of June 30, 2010, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding. The allocation did not change materially from the end of 2009. Although we cannot predict if we will realize credit or market risk losses from any of our derivatives counterparties, we continue to have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

(In millions)	Credit		Net
	Rating	Notional	Unsecured
Counterparty	Category	Principal	Exposure

Barclays Bank PLC	Aa/AA	$5,359	$-
Morgan Stanley Capital Services	A	2,481	-
Bank of America, N.A.	A	2,411	-
Deutsche Bank AG	A	2,341	-
All others (10 counterparties)	A to Aa/AA	9,289	2

Total		$21,881	$2

Lehman Brothers Derivatives. On September 15, 2008, Lehman Brothers Holdings, Inc. (“Lehman Brothers”) filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. (“LBSF”), with a total notional principal amount of $5.7 billion. Under the provisions of our master agreement with LBSF, all of these swaps automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The close-out provisions of the Agreement required us to pay LBSF a net fee of approximately $189 million, which represented the swaps’ total estimated market value at the close of business on Friday, September 12, 2008. We paid LBSF approximately $14 million to settle all of the transactions, comprised of the $189 million market value fee minus the value of collateral we had delivered previously and other interest and expenses. On Tuesday, September 16, 2008, we replaced these swaps with new swaps transacted with other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net fee of approximately $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.
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
In early March 2010, representatives of the Lehman bankruptcy estate advised us that they believed that we had been unjustly enriched and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount we paid Lehman and the market value fee we received on the replacement swaps. In early May 2010, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, a non-binding mediation is now scheduled for August 25, 2010. We intend to fully participate in the mediation as required by the court. We believe that we correctly calculated, and fully satisfied, our obligation to Lehman in September 2008, and we intend to vigorously dispute any claim for additional amounts.
Liquidity Risk and Contractual Obligations
Liquidity Overview
We believe that in the first six months of 2010 our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Our primary source of ongoing liquidity is through our participation in the issuance of FHLBank System Consolidated Obligations. As shown on the Statements of Cash Flows, in the first six months of 2010, our share of participations in debt issuance totaled $288.9 billion for Discount Notes and $10.7 billion for Consolidated Bonds. The System’s triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.
We must meet both operational and contingency liquidity requirements. In the first six months of 2010, as in prior years, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations.
Contingency Liquidity Requirement
The following table presents the components of our contingency liquidity reserves. We continued to hold an ample amount of liquidity reserves to protect against impaired access to the debt markets for at least seven business days.

Contingency Liquidity Requirement (In millions)	June 30,	December 31,
	2010	2009

Total Contingency Liquidity Reserves	$26,136	$21,199
Total Requirement	(13,970)	(6,937)

Excess Contingency Liquidity Available	$12,166	$14,262

Deposit Reserve Requirement
To support our member deposits, we also must meet a statutory deposit reserve requirement. The following table presents the components of this liquidity requirement.

Deposit Reserve Requirement (In millions)	June 30,	December 31,
	2010	2009

Total Eligible Deposit Reserves	$35,082	$33,465
Total Member Deposits	(1,608)	(2,077)

Excess Deposit Reserves	$33,474	$31,388

Contractual Obligations
The following table summarizes our contractual obligations and off-balance sheet commitments at June 30, 2010. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2009, and changes reflected normal business variations. As discussed elsewhere in this filing, we believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total

Contractual Obligations
Long-term debt (Consolidated Bonds) – par	$11,660	$10,034	$5,849	$7,405	$34,948
Mandatorily redeemable capital stock	10	55	331	-	396
Other long-term obligations (term deposits) – par	253	1	-	-	254
Pension and other postretirement benefit obligations	1	3	4	16	24
Capital lease obligations	-	-	-	-	-

Operating leases (include premises and equipment)	1	2	2	-	5

Total Contractual Obligations before off-balance sheet items	11,925	10,095	6,186	7,421	35,627

Off-balance sheet items (1)
Commitments to fund additional Advances	8	-	-	-	8
Standby Letters of Credit	5,670	79	31	70	5,850
Standby bond purchase agreements	44	315	48	-	407
Commitments to fund mortgage loans	98	-	-	-	98
Consolidated Obligations traded, not yet settled	12	-	145	430	587
Other purchase obligations	-	-	-	-	-
Unused line of credits and other commitments	-	-	-	-	-

Total off-balance sheet items	5,832	394	224	500	6,950

Total Contractual Obligations and off-balance sheet items	$17,757	$10,489	$6,410	$7,921	$42,577

(1)	Represents notional amount of off-balance sheet obligations.
Operational Risk
There were no material developments regarding our operational risk during the first six months of 2010.
Item 3.     Quantitative and Qualitative Disclosures About Market Risk.
Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.
Item 4.     Controls and Procedures.
DISCLOSURE CONTROLS AND PROCEDURES
As of June 30, 2010, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of June 30, 2010, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As of June 30, 2010, the FHLBank’s management, including its principal executive officer and principal financial officer, evaluated the FHLBank’s internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the FHLBank’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors.
Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members’ obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $8.7 million of such credit support during the three months ended June 30, 2010. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.
Item 6. Exhibits.
(a)	Exhibits.

See Index of Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 11th day of August 2010.
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