Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Cincinnati
filed 2010-11-10
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File No. 000-51399

FEDERAL HOME LOAN BANK OF CINCINNATI
(Exact name of registrant as specified in its charter)

Federally chartered corporation	31-6000228
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Atrium Two, P.O. Box 598,
Cincinnati, Ohio	45201-0598
(Address of principal executive offices)	(Zip Code)
(513) 852-7500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes   ☐ No

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

As of October 31, 2010, the registrant had 31,097,975 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$38,591	$1,807,343
Interest-bearing deposits	151	126
Securities purchased under agreements to resell	2,500,000	100,000
Federal funds sold	5,965,000	2,150,000
Trading securities	1,709,045	3,802,013
Available-for-sale securities	5,854,595	6,669,636
Held-to-maturity securities (includes $0 and $0 pledged as collateral at September 30, 2010 and December 31, 2009, respectively, that may be repledged) (a)	11,432,961	11,471,081
Advances	30,375,242	35,818,425
Mortgage loans held for portfolio	8,330,770	9,365,752
Less allowance for credit losses on mortgage loans	3,000	—
Mortgage loans held for portfolio, net	8,327,770	9,365,752
Accrued interest receivable	137,349	151,690
Premises, software, and equipment, net	10,501	10,368
Derivative assets	3,151	9,065
Other assets	24,368	31,133
TOTAL ASSETS	$66,378,724	$71,386,632
LIABILITIES
Deposits:
Interest bearing	$1,512,865	$2,076,826
Non-interest bearing	11,009	7,995
Total deposits	1,523,874	2,084,821
Consolidated Obligations, net:
Discount Notes	28,468,292	23,186,731
Bonds	31,503,386	41,222,590
Total Consolidated Obligations, net	59,971,678	64,409,321
Mandatorily redeemable capital stock	367,930	675,479
Accrued interest payable	207,455	309,007
Affordable Housing Program payable	88,320	98,341
Payable to REFCORP	9,162	12,190
Derivative liabilities	235,491	228,197
Other liabilities	448,502	102,129
Total liabilities	62,852,412	67,919,485
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); 31,087 and 30,635 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	3,108,680	3,063,473
Retained earnings	425,209	411,782
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(405)	(364)
Pension and postretirement plans benefits	(7,172)	(7,744)
Total accumulated other comprehensive loss	(7,577)	(8,108)
Total capital	3,526,312	3,467,147
TOTAL LIABILITIES AND CAPITAL	$66,378,724	$71,386,632

(a)	Fair values: $11,914,006 and $11,837,712 at September 30, 2010 and December 31, 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Advances	$76,966	$108,429	$220,064	$488,048
Prepayment fees on Advances, net	889	1,716	4,102	6,569
Interest-bearing deposits	275	207	664	8,597
Securities purchased under agreements to resell	1,387	514	2,489	979
Federal funds sold	2,776	2,906	8,831	9,130
Trading securities	140	1,341	1,080	1,440
Available-for-sale securities	3,516	3,944	8,872	14,187
Held-to-maturity:
Securities	125,110	147,242	396,710	437,840
Securities of other FHLBanks	—	—	—	22
Mortgage loans held for portfolio	93,698	115,546	309,638	367,455
Loans to other FHLBanks	3	11	6	15
Total interest income	304,760	381,856	952,456	1,334,282
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	11,348	15,478	27,803	104,405
Consolidated Obligations - Bonds	228,758	271,561	717,030	910,220
Deposits	381	424	1,059	1,521
Loans from other FHLBanks	—	—	1	1
Mandatorily redeemable capital stock	4,398	3,287	14,532	5,485
Total interest expense	244,885	290,750	760,425	1,021,632
NET INTEREST INCOME	59,875	91,106	192,031	312,650
Provision for credit losses	3,827	—	3,827	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	56,048	91,106	188,204	312,650

OTHER INCOME:
Service fees	436	406	1,291	1,297
Net gains on trading securities	273	179	56	401
Net losses on available-for-sale securities	—	—	(90)	—
Net gains on held-to-maturity securities	1,517	—	7,967	5,943
Net gains on derivatives and hedging activities	3,800	4,846	2,682	12,797
Other, net	1,831	1,701	4,281	4,719
Total other income	7,857	7,132	16,187	25,157

OTHER EXPENSE:
Compensation and benefits	7,850	7,646	22,385	21,623
Other operating	3,906	3,926	10,806	10,844
Finance Agency	897	700	2,799	2,174
Office of Finance	675	596	2,156	2,258
Other	203	1,311	737	1,857
Total other expense	13,531	14,179	38,883	38,756

INCOME BEFORE ASSESSMENTS	50,374	84,059	165,508	299,051

Affordable Housing Program	4,561	7,197	14,994	24,972
REFCORP	9,163	15,373	30,103	54,816
Total assessments	13,724	22,570	45,097	79,788

NET INCOME	$36,650	$61,489	$120,411	$219,263

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Nine Months Ended September 30, 2010 and 2009
(In thousands)
(Unaudited)

	Capital Stock Class B*
	Shares	Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital

BALANCE, DECEMBER 31, 2008	39,617	$3,961,698	$326,446	$(6,275)	$4,281,869
Proceeds from sale of capital stock	869	86,948			86,948
Net reclassified to mandatorily redeemable capital stock	(3,908)	(390,798)			(390,798)
Comprehensive income:
Net income			219,263		219,263
Other comprehensive income:
Net unrealized gains on available-for-sale securities				534	534
Pension and postretirement benefits				624	624
Total comprehensive income					220,421
Dividends on capital stock:
Cash			(138,814)		(138,814)
BALANCE, SEPTEMBER 30, 2009	36,578	$3,657,848	$406,895	$(5,117)	$4,059,626

BALANCE, DECEMBER 31, 2009	30,635	$3,063,473	$411,782	$(8,108)	$3,467,147
Proceeds from sale of capital stock	660	66,034			66,034
Net reclassified to mandatorily redeemable capital stock	(208)	(20,827)			(20,827)
Comprehensive income:
Net income			120,411		120,411
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(41)	(41)
Pension and postretirement benefits				572	572
Total comprehensive income					120,942
Dividends on capital stock:
Cash			(106,984)		(106,984)
BALANCE, SEPTEMBER 30, 2010	31,087	$3,108,680	$425,209	$(7,577)	$3,526,312

*	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$120,411	$219,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,533	(54,632)
Change in net fair value adjustment on derivative and hedging activities	164,604	119,981
Net change in fair value adjustments on trading securities	(56)	(401)
Other adjustments	(4,009)	(5,913)
Net change in:
Accrued interest receivable	14,299	114,417
Other assets	3,761	3,334
Accrued interest payable	(101,554)	(103,643)
Other liabilities	(26,336)	24,480
Total adjustments	80,242	97,623
Net cash provided by operating activities	200,653	316,886

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(143,735)	20,145,191
Securities purchased under agreements to resell	(2,400,000)	—
Federal funds sold	(3,815,000)	(5,775,000)
Premises, software, and equipment	(2,231)	(2,539)
Trading securities:
Net decrease (increase) in short-term	2,093,332	(2,248,088)
Proceeds from maturities of long-term	184	246
Available-for-sale securities:
Net decrease (increase) in short-term	814,878	(3,213,220)
Held-to-maturity securities:
Net increase in short-term	(893)	(661)
Net decrease in other FHLBanks	—	6
Proceeds from maturities of long-term	2,699,455	2,923,800
Proceeds from sale of long-term	325,453	222,143
Purchases of long-term	(2,610,391)	(2,706,091)
Advances:
Proceeds	250,312,451	316,153,047
Made	(244,702,303)	(300,605,516)
Mortgage loans held for portfolio:
Principal collected	1,528,141	2,287,146
Purchases	(514,223)	(3,390,764)
Net cash provided by investing activities	3,585,118	23,789,700

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009

FINANCING ACTIVITIES:

Net (decrease) increase in deposits and pass-through reserves	$(586,948)	$468,187
Net payments on derivative contracts with financing elements	(132,241)	(112,730)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	447,681,790	493,773,421
Bonds	14,427,413	26,541,073
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(442,405,057)	(513,868,108)
Bonds	(24,170,154)	(27,711,910)
Proceeds from issuance of capital stock	66,034	86,948
Payments for redemption of mandatorily redeemable capital stock	(328,376)	(414,292)
Cash dividends paid	(106,984)	(138,814)
Net cash used in financing activities	(5,554,523)	(21,376,225)
Net (decrease) increase in cash and cash equivalents	(1,768,752)	2,730,361
Cash and cash equivalents at beginning of the period	1,807,343	2,867
Cash and cash equivalents at end of the period	$38,591	$2,733,228
Supplemental Disclosures:
Interest paid	$799,846	$1,189,466
AHP payments, net	$25,015	$22,443
REFCORP assessments paid	$33,131	$53,498

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results for the full year.

Certain amounts in the 2009 financial statements and notes have been reclassified to conform to the 2010 presentation.

The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires disclosure of the following: (i) the nature of credit risk inherent in financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank). The adoption of this amended guidance will likely result in increased financial statement disclosures, but will not affect the FHLBank's financial condition, results of operations, or cash flows.

Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBank) and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The FHLBank adopted this guidance as of January 1, 2010 with the exception of the changes noted above related to the reconciliation of Level 3 fair values, which the FHLBank will adopt on January 1, 2011. Adoption resulted in increased financial statement disclosures but did not affect the FHLBank's financial condition, results of operations, or cash flows.

Accounting for the Consolidation of Variable Interest Entities.  On June 12, 2009, the FASB issued guidance which is intended to improve financial reporting by enterprises involved with variable interest entities (VIEs) by providing more relevant and reliable information to users of financial statements. This guidance amends the manner in which entities evaluate whether consolidation is required for VIEs. An entity must first perform a qualitative analysis in determining whether it must consolidate a VIE, and if the qualitative analysis is not determinative, the entity must perform a quantitative analysis. This guidance also requires that an entity continually evaluate VIEs for consolidation, rather than making such an assessment based upon the occurrence of triggering events. The FHLBank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the FHLBank's financial condition, results of operations or cash flows.

Accounting for Transfers of Financial Assets. On June 12, 2009, the FASB issued guidance that is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The FHLBank adopted this guidance as of January 1, 2010. Its adoption did not have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Major Security Types. Trading securities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010	December 31, 2009
	Fair Value	Fair Value
U.S. Treasury obligations	$1,706,538	$—
Government-sponsored enterprises*	—	3,799,336
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,507	2,677
Total	$1,709,045	$3,802,013

*
Consists of debt securities issued and guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Net unrealized gains on trading securities during the nine months ended September 30 were as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net unrealized gains on trading securities held at period end	$285	$401
Net unrealized losses on trading securities matured during the period	(229)	—
Net gains on trading securities	$56	$401

Note 4 - Available-for-Sale Securities

Major Security Types. Available-for-sale securities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit and bank notes	$5,855,000	$1	$(406)	$5,854,595

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Certificates of deposit	$6,670,000	$40	$(404)	$6,669,636

All securities outstanding with gross unrealized losses at September 30, 2010 have been in a continuous unrealized loss position for less than 12 months.

Redemption Terms. The amortized cost and fair value of available-for-sale securities by contractual maturity at the dates indicated are shown below (in thousands).

	September 30, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,855,000	$5,854,595	$6,670,000	$6,669,636

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as available-for-sale as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Amortized cost of available-for-sale securities:
Fixed-rate	$5,855,000	$6,670,000

Realized Gains and Losses. The FHLBank received (in thousands) $854,910 in proceeds from the sale of available-for-sale securities for the nine months ended September 30, 2010. The FHLBank realized (in thousands) $90 in gross losses and no gross gains on these sales. The FHLBank did not sell any securities out of its available-for-sale portfolio during the nine months ended September 30, 2009.

Note 5 - Held-to-Maturity Securities

Major Security Types. Held-to-maturity securities as of September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
U.S. Treasury obligations	$27,581	$3	$—	$27,584
State or local housing agency obligations	2,955	—	(148)	2,807
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	11,287,845	480,147	(1,366)	11,766,626
Private-label residential mortgage-backed securities	114,580	2,409	—	116,989
Total mortgage-backed securities	11,402,425	482,556	(1,366)	11,883,615
Total	$11,432,961	$482,559	$(1,514)	$11,914,006

	December 31, 2009
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises **	$26,688	$4	$—	$26,692
State or local housing agency obligations	10,375	—	(510)	9,865
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities *	11,246,925	386,591	(19,217)	11,614,299
Private-label residential mortgage-backed securities	187,093	165	(402)	186,856
Total mortgage-backed securities	11,434,018	386,756	(19,619)	11,801,155
Total	$11,471,081	$386,760	$(20,129)	$11,837,712

(1)	Carrying value equals amortized cost.
*	Consists of mortgage-backed securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
**	Consists of debt securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

The FHLBank's mortgage-backed security investments consist of senior classes of government-sponsored enterprise securities and private-label prime residential mortgage-backed securities. The FHLBank's investments in mortgage-backed securities must be triple-A rated at the time of purchase.

The FHLBank has increased exposure to the risk of loss on its investments in mortgage-backed securities when the loans backing the mortgage-backed securities exhibit high rates of delinquency and foreclosures, and when there are losses on the sale of foreclosed properties. Credit safeguards for the FHLBank's mortgage-backed securities consist of either payment guarantees of principal and interest in the case of government-sponsored enterprise (GSE) mortgage-backed securities or, for residential mortgage-backed securities issued by entities other than GSEs (private-label mortgage-backed securities), credit enhancements in the form of subordinate tranches in a security's structure that absorb losses before the FHLBank does. Since the surety of the FHLBank's private-label mortgage-backed securities holdings relies on credit enhancements and the quality of the underlying loan collateral, the FHLBank analyzes these investments on an ongoing basis in an effort to determine whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and/or interest on the underlying mortgage loans. The FHLBank has not used monoline insurance as a form of credit enhancement for mortgage-backed securities.

The following table summarizes the par value of the FHLBank's six private-label mortgage-backed securities by year of issuance, as well as the weighted-average credit enhancement on the applicable securities (in thousands, except percentages). The weighted-average credit enhancement is the percent of protection in place to absorb losses of principal that could occur within the FHLBank-owned senior tranches.

	As of September 30, 2010
Private-Label Mortgage-Backed Securities	Par	Unrealized (Losses)	Investment Rating	Percent Average Credit Enhancement	Serious Delinquency Rate(2)
Prime(1) - Year of Securitization 2003	$114,533	$—	AAA	8.6%	0.94%
Total	$114,533	$—

	As of December 31, 2009
Private-Label Mortgage-Backed Securities	Par	Unrealized (Losses)	Investment Rating	Percent Average Credit Enhancement	Serious Delinquency Rate(2)
Prime(1) - Year of Securitization 2003	$186,909	$(402)	AAA	7.6%	0.54%
Total	$186,909	$(402)

(1)	As defined by the originator at the time of origination.

(2)	Seriously delinquent is defined as loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position (in thousands).

	September 30, 2010
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State or local housing agency obligations	$—	$—	$2,807	$(148)	$2,807	$(148)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities*	1,016,478	(1,366)	—	—	1,016,478	(1,366)
Total temporarily impaired	$1,016,478	$(1,366)	$2,807	$(148)	$1,019,285	$(1,514)

	December 31, 2009
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State or local housing agency obligations	$—	$—	$9,865	$(510)	$9,865	$(510)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities*	1,578,801	(19,217)	—	—	1,578,801	(19,217)
Private-label residential mortgage-back securities	—	—	129,046	(402)	129,046	(402)
Total temporarily impaired	$1,578,801	$(19,217)	$138,911	$(912)	$1,717,712	$(20,129)

*	Consists of securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities at the dates indicated by contractual maturity are shown below (in thousands). Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	September 30, 2010		December 31, 2009
Year of Maturity	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$27,581	$27,584	$26,688	$26,692
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	2,955	2,807	7,210	6,858
Due after 10 years	—	—	3,165	3,007
Total other	30,536	30,391	37,063	36,557
Mortgage-backed securities	11,402,425	11,883,615	11,434,018	11,801,155
Total	$11,432,961	$11,914,006	$11,471,081	$11,837,712

(1)     Carrying value equals amortized cost.

The amortized cost of the FHLBank's mortgage-backed securities classified as held-to-maturity includes net purchased premiums (discounts) (in thousands) of $77,491 and $(11,036) at September 30, 2010 and December 31, 2009.

Interest Rate Payment Terms. The following table details additional interest rate payment terms for investment securities classified as held-to-maturity at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$27,581	$33,898
Variable-rate	2,955	3,165
Total other	30,536	37,063
Amortized cost of held-to-maturity mortgage-backed securities:
Pass-through securities:
Fixed-rate	9,545,356	8,175,384
Collateralized mortgage obligations:
Fixed-rate	1,857,069	3,258,634
Total mortgage-backed securities	11,402,425	11,434,018
Total	$11,432,961	$11,471,081

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the nine months ended September 30, 2010 and 2009, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are considered as maturities for purposes of security classification. The FHLBank received (in thousands) $325,453 and $222,143 in proceeds from the sale of held-to-maturity securities during the nine months ended September 30, 2010 and 2009, respectively. The FHLBank realized (in thousands) $7,967 and $5,943 in gross gains and no gross losses on these sales during the nine months ended September 30, 2010 and 2009, respectively.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of its securities' evaluation for other-than-temporary impairment, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the

FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs analyses to determine if any of these securities are other-than-temporarily impaired.

For its government-sponsored enterprise residential mortgage-backed securities, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of September 30, 2010, all of the gross unrealized losses on its government-sponsored enterprise mortgage-backed securities were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at September 30, 2010.

At September 30, 2010, the FHLBank did not have any private-label residential mortgage-backed securities in an unrealized loss position. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at September 30, 2010.

The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at September 30, 2010 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell its securities nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at September 30, 2010.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2009.

Note 7 - Advances

Redemption Terms. At September 30, 2010 and December 31, 2009, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 12), at interest rates ranging from 0.00 percent to 9.75 percent, as summarized below (dollars in thousands). Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

	September 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Overdrawn demand deposit accounts	$—	—%	$5,768	0.16%

Due in 1 year or less	4,419,253	2.62	7,847,507	2.21
Due after 1 year through 2 years	8,184,424	2.69	3,995,206	2.60
Due after 2 years through 3 years	4,263,929	1.71	8,453,929	2.78
Due after 3 years through 4 years	1,476,954	2.57	3,594,664	1.30
Due after 4 years through 5 years	3,076,594	1.51	2,309,201	1.74
Thereafter	8,098,861	2.31	8,917,209	2.22
Total par value	29,520,015	2.30	35,123,484	2.27

Commitment fees	(1,116)		(1,098)
Discount on AHP Advances	(28,251)		(30,062)
Premiums	4,554		4,724
Discount	(12,956)		(7,871)
Hedging adjustments	892,996		729,248

Total	$30,375,242		$35,818,425

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2010 and December 31, 2009, the FHLBank had callable Advances (in thousands) of $10,210,626 and $12,372,949.

The following table summarizes Advances at the dates indicated by year of contractual maturity or next call date for callable Advances (in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Overdrawn demand deposit accounts	$—	$5,768

Due in 1 year or less	13,840,280	17,458,003
Due after 1 year through 2 years	6,598,424	3,724,132
Due after 2 years through 3 years	2,325,185	6,500,929
Due after 3 years through 4 years	1,192,326	1,607,613
Due after 4 years through 5 years	1,206,244	1,089,180
Thereafter	4,357,556	4,737,859
Total par value	$29,520,015	$35,123,484

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At September 30, 2010 and December 31, 2009, the FHLBank had putable Advances outstanding totaling (in thousands) $6,785,850 and $7,037,350.

Through December 2005, the FHLBank offered convertible Advances. At September 30, 2010 and December 31, 2009, the FHLBank had convertible Advances outstanding totaling (in thousands) $1,874,500 and $2,816,000.

The following table summarizes Advances at the dates indicated by year of contractual maturity or next put/convert date for putable/convertible Advances (in thousands):

Year of Contractual Maturity or Next Put/Convert Date	September 30, 2010	December 31, 2009
Overdrawn demand deposit accounts	$—	$5,768

Due in 1 year or less	12,245,403	16,204,957
Due after 1 year through 2 years	4,686,024	3,440,406
Due after 2 years through 3 years	3,886,429	4,805,929
Due after 3 years through 4 years	1,253,254	3,445,264
Due after 4 years through 5 years	2,416,694	1,865,801
Thereafter	5,032,211	5,355,359
Total par value	$29,520,015	$35,123,484

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

The following table shows Advance balances at the dates indicated to borrowers holding five percent or more of total Advances and includes any known affiliates that are members of the FHLBank (dollars in millions):

September 30, 2010			December 31, 2009
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$7,315	25%	U.S. Bank, N.A.	$9,315	27%
PNC Bank, N.A. (1)	4,000	14	PNC Bank, N.A. (1)	4,282	12
Fifth Third Bank	2,537	9	Fifth Third Bank	2,538	7
Total	$13,852	48%	Total	$16,135	46%

(1)	Former member.

Interest Rate Payment Terms. The following table details additional interest rate payment terms for Advances at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Par value of Advances:
Fixed-rate	$14,520,389	$17,748,767
Variable-rate	14,999,626	17,374,717
Total	$29,520,015	$35,123,484

Prepayment Fees. The FHLBank records prepayment fees received from members on prepaid Advances net of any associated basis adjustments related to hedging activities on those Advances and/or net of any deferrals on Advance modifications. The net amount of prepayment fees is reflected as interest income in the Statements of Income. Gross Advance prepayment fees received from members (in thousands) were $22,744 and $4,791 for the three months ended September 30, 2010 and 2009, respectively, and $28,462 and $10,662 for the nine months ended September 30, 2010 and 2009, respectively.

Note 8 - Mortgage Loans Held for Portfolio, Net

The following table presents information at the dates indicated on mortgage loans held for portfolio (in thousands):

	September 30, 2010	December 31, 2009
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,146,810	$1,327,321
Fixed rate long-term single-family mortgages	7,110,557	7,952,670
Subtotal fixed rate single-family mortgages	8,257,367	9,279,991
Premiums	75,716	96,551
Discounts	(5,914)	(9,590)
Hedging basis adjustments	3,601	(1,200)
Total mortgage loans held for portfolio	$8,330,770	$9,365,752

(1)	Medium-term is defined as a term of 15 years or less.

The following table details the par value of mortgage loans held for portfolio outstanding at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Conventional loans	$6,767,750	$7,745,396
Government-guaranteed/insured loans	1,489,617	1,534,595
Total par value	$8,257,367	$9,279,991

The conventional mortgage loans are supported by some combination of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account in addition to the associated property as collateral. The following table presents changes in the Lender Risk Account for the periods indicated (in thousands):

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
Lender Risk Account at beginning of year	$55,070	$48,782
Additions	1,635	12,341
Claims	(7,371)	(2,532)
Scheduled distributions	(2,681)	(3,521)
Lender Risk Account at end of period	$46,653	$55,070

The FHLBank places a conventional mortgage loan on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due. However, there may be exceptions, such as when a loan is well secured and in the process of collection (e.g., through credit enhancements). The FHLBank had no nonaccrual loans at September 30, 2010 and December 31, 2009.

The FHLBank does not evaluate loans individually for impairment, rather impairment analysis and the measurement of the allowance for credit losses is performed by collectively evaluating homogeneous pools of residential mortgage loans. As a result, the FHLBank has established an allowance for credit losses to cover probable losses estimated in the mortgage loans held for portfolio as follows (in thousands):

Allowance for credit losses on mortgage loans at December 31, 2009	$—
Charge-offs	(827)
Provision for credit losses	3,827
Allowance for credit losses on mortgage loans at September 30, 2010	$3,000

The following table shows unpaid principal balances at the dates indicated to members and former members supplying five percent or more of total unpaid principal and includes any known affiliates that are members of the FHLBank (dollars in millions):

	September 30, 2010		December 31, 2009
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$3,125	38%	$3,608	39%
Union Savings Bank	2,122	26	2,726	29
Guardian Savings Bank FSB	594	7	751	8
Liberty Savings Bank	520	6	488	5
Total	$6,361	77%	$7,573	81%

(1)	Former member.

Note 9 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the funding sources that finance these assets.

Consistent with Finance Agency policy, the FHLBank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank's risk management objectives and to act as an intermediary between its members and counterparties. Derivatives are an integral part of the FHLBank's financial management strategy. However, Finance Agency Regulations and the FHLBank's financial management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from them. The FHLBank may only use derivatives to reduce funding costs for Consolidated Obligations and to manage its interest rate risk, mortgage prepayment risk and foreign currency risk positions.

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

Types of Derivatives

The FHLBank's financial management policy establishes guidelines for its use of derivatives. The FHLBank may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, calls, puts, futures, and forward contracts to manage its exposure to changes in interest rates.

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

Application of Interest Rate Swaps

The FHLBank generally uses derivatives as fair value hedges of underlying financial instruments. However, because the FHLBank uses interest rate swaps when they are considered to be the most cost-effective alternative to achieve the FHLBank's financial and risk management objectives, it may enter into interest rate swaps that do not necessarily qualify for hedge accounting (economic hedges). The FHLBank re-evaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Types of Assets and Liabilities Hedged

The FHLBank documents at inception all relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and liabilities on the Statements of Condition. The FHLBank also formally assesses (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value of the hedged items and whether those derivatives may be expected to remain effective in future periods. The FHLBank currently uses regression analyses to assess the effectiveness of its hedges. The types of assets and liabilities currently hedged with derivatives are:

▪	Consolidated Obligations

▪	Advances

▪	Firm Commitments

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. Based on credit analyses and collateral requirements at September 30, 2010, the management of the FHLBank does not anticipate any credit losses on its derivative agreements. See Note 17 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

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

As of September 30, 2010 and December 31, 2009, the FHLBank's maximum credit risk, as defined above, was approximately $8,752,000 and $40,668,000, respectively. These totals include $2,965,000 and $30,518,000 of net accrued interest receivable. In determining maximum credit risk, the FHLBank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities, by counterparty. The FHLBank held $5,601,000 and $31,603,000 of cash as collateral as of September 30, 2010 and December 31, 2009, for net uncollateralized balances of $3,151,000 and $9,065,000, respectively. The FHLBank held no securities as collateral as of September 30, 2010 and December 31, 2009. Additionally, collateral related to derivatives with member institutions can include collateral assigned to the FHLBank, as evidenced by a written security agreement, and held by the member institution for the benefit of the FHLBank.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at September 30, 2010 was $835,709,000, for which the FHLBank had posted collateral of $601,432,000 in the normal course of business, resulting in a net balance of $234,277,000. If one of the FHLBank's credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $133,410,000 of collateral (at fair value) to its derivatives counterparties at September 30, 2010. However, the FHLBank's credit ratings have not changed during the previous 12 months.

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

The following tables summarize the fair value of the FHLBank's derivative instruments without the effect of netting arrangements or collateral (in thousands). For purposes of this disclosure, the derivative values include accrued interest on the instruments.

	September 30, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$19,172,600	$137,149	$(957,278)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,134,000	6,783	(14,106)
Forward rate agreements	27,000	—	(58)
Mortgage delivery commitments	203,884	495	(1,156)
Total derivatives not designated as hedging instruments	1,364,884	7,278	(15,320)
Total derivatives before netting and collateral adjustments	$20,537,484	144,427	(972,598)
Netting adjustments		(135,675)	135,675
Cash collateral and related accrued interest		(5,601)	601,432
Total collateral and netting adjustments (1)		(141,276)	737,107
Derivative assets and derivative liabilities as reported on the Statement of Condition		$3,151	$(235,491)

	December 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$28,460,850	$181,621	$(824,187)
Derivatives not designated as hedging instruments:
Interest rate swaps	384,000	6,206	(8,053)
Mortgage delivery commitments	79,391	20	(817)
Total derivatives not designated as hedging instruments	463,391	6,226	(8,870)
Total derivatives before netting and collateral adjustments	$28,924,241	187,847	(833,057)
Netting adjustments		(147,179)	147,179
Cash collateral and related accrued interest		(31,603)	457,681
Total collateral and netting adjustments (1)		(178,782)	604,860
Derivative assets and derivative liabilities as reported on the Statement of Condition		$9,065	$(228,197)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

The following table presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income for the dates indicated (in thousands):

	Three Months Ended September 30,
	2010	2009
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$5,147	$3,291
Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(4,010)	(1,863)
Forward rate agreements	(70)	(2,807)
Net interest settlements	1,667	400
Mortgage delivery commitments	1,066	5,825
Total net (loss) gain related to derivatives not designated as hedging instruments	(1,347)	1,555
Net gains on derivatives and hedging activities	$3,800	$4,846

	Nine Months Ended September 30,
	2010	2009
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$4,053	$10,643
Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(9,433)	2,169
Forward rate agreements	(93)	339
Net interest settlements	3,046	1,138
Mortgage delivery commitments	5,109	(1,492)
Total net (loss) gain related to derivatives not designated as hedging instruments	(1,371)	2,154
Net gains on derivatives and hedging activities	$2,682	$12,797

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income for the dates indicated (in thousands):

	Three Months Ended September 30,
2010	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$(64,574)	$70,769	$6,195	$(105,953)
Consolidated Bonds	13,500	(14,548)	(1,048)	19,843
	$(51,074)	$56,221	$5,147	$(86,110)

2009
Hedged Item Type:
Advances	$(53,110)	$56,469	$3,359	$(135,551)
Consolidated Bonds	18,881	(18,949)	(68)	40,330
	$(34,229)	$37,520	$3,291	$(95,221)

	Nine Months Ended September 30,
2010	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$(160,111)	$164,028	$3,917	$(339,041)
Consolidated Bonds	18,296	(18,160)	136	93,783
	$(141,815)	$145,868	$4,053	$(245,258)

2009
Hedged Item Type:
Advances	$296,853	$(290,296)	$6,557	$(376,466)
Consolidated Bonds	(36,744)	40,830	4,086	111,927
	$260,109	$(249,466)	$10,643	$(264,539)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Note 10 - Deposits

The following table details interest bearing and non-interest bearing deposits with the FHLBank at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Interest bearing:
Demand and overnight	$1,239,496	$1,969,815
Term	248,500	80,200
Other	24,869	26,811
Total interest bearing	1,512,865	2,076,826

Non-interest bearing:
Other	11,009	7,995
Total non-interest bearing	11,009	7,995
Total deposits	$1,523,874	$2,084,821

The average interest rates paid on interest bearing deposits were 0.09 percent and 0.10 percent in the three months ended September 30, 2010 and 2009, respectively, and 0.08 percent and 0.12 percent in the nine months ended September 30, 2010 and 2009, respectively.

The aggregate amounts of time deposits with a denomination of $100 thousand or more were (in thousands) $248,500 and $80,150 as of September 30, 2010 and December 31, 2009.

Note 11 - Consolidated Obligations

Interest Rate Payment Terms. The following table details Consolidated Bonds by interest rate payment type (in thousands):

	September 30, 2010	December 31, 2009
Par value of Consolidated Bonds:
Fixed-rate	$30,336,535	$40,087,689
Variable-rate	1,000,000	1,000,000
Total par value	$31,336,535	$41,087,689

Redemption Terms. The following is a summary of the FHLBank's participation in Consolidated Bonds outstanding at the dates indicated by year of contractual maturity (dollars in thousands):

	September 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$10,244,750	1.66%	$14,319,000	1.80%
Due after 1 year through 2 years	3,758,000	3.40	6,666,750	2.47
Due after 2 years through 3 years	5,071,050	3.11	6,048,600	3.11
Due after 3 years through 4 years	3,330,500	3.38	3,946,450	3.44
Due after 4 years through 5 years	1,324,000	3.31	2,422,500	3.78
Thereafter	7,436,000	4.03	7,477,000	4.44
Index amortizing notes	172,235	4.99	207,389	4.99
Total par value	31,336,535	2.94	41,087,689	2.87

Premiums	73,733		62,871
Discounts	(24,863)		(28,955)
Deferred net loss on terminated hedges	115		524
Hedging adjustments	117,866		100,461

Total	$31,503,386		$41,222,590

The FHLBank's Consolidated Bonds outstanding at the dates indicated included (in thousands):

	September 30, 2010	December 31, 2009
Par value of Consolidated Bonds:
Non-callable/nonputable	$23,422,535	$28,256,689
Callable	7,914,000	12,831,000
Total par value	$31,336,535	$41,087,689

The following table summarizes Consolidated Bonds outstanding at the dates indicated by year of contractual maturity or next call date (in thousands):

Year of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Due in 1 year or less	$17,639,750	$24,630,000
Due after 1 year through 2 years	3,950,000	6,516,750
Due after 2 years through 3 years	3,988,050	3,703,600
Due after 3 years through 4 years	2,063,500	2,336,450
Due after 4 years through 5 years	1,034,000	1,271,500
Thereafter	2,489,000	2,422,000
Index amortizing notes	172,235	207,389

Total par value	$31,336,535	$41,087,689

Consolidated Discount Notes. Consolidated Discount Notes are issued to raise short-term funds. Discount Notes are Consolidated Obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The FHLBank's participation in Consolidated Discount Notes was as follows (dollars in thousands):

	Book Value	Par Value	Weighted Average Interest Rate(1)
September 30, 2010	$28,468,292	$28,473,686	0.15%
December 31, 2009	$23,186,731	$23,188,797	0.08%

(1)	Represents an implied rate.

Note 12 - Affordable Housing Program (AHP)

The following table presents changes in the AHP liability for the nine months ended September 30, 2010 (in thousands):

Balance at December 31, 2009	$98,341
Expense (current year additions)	14,994
Subsidy uses, net	(25,015)
Balance at September 30, 2010	$88,320

Note 13 - Capital

The following table demonstrates the FHLBank's compliance with the Finance Agency's capital requirements at the dates indicated (dollars in thousands):

	September 30, 2010		December 31, 2009
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$495,085	$3,901,819	$389,380	$4,150,734
Capital-to-assets ratio	4.00%	5.88%	4.00%	5.81%
Regulatory capital	$2,655,149	$3,901,819	$2,855,465	$4,150,734
Leverage capital-to-assets ratio	5.00%	8.82%	5.00%	8.72%
Leverage capital	$3,318,936	$5,852,729	$3,569,332	$6,226,101

As of September 30, 2010 and December 31, 2009, the FHLBank had (in thousands) $367,930 and $675,479 in capital stock classified as mandatorily redeemable on its Statements of Condition. At the dates indicated, these balances were comprised as follows:

	September 30, 2010		December 31, 2009
	Number of Stockholders	Amount	Number of Stockholders	Amount
Capital stock subject to mandatory redemption due to:
Withdrawals (1)	15	$367,930	18	$596,366
Other redemptions	—	—	5	79,113
Total	15	$367,930	23	$675,479

(1)	Withdrawals primarily include members that attain non-member status by merger or acquisition, charter termination, or involuntary termination of membership.

The following table provides the dollar amounts (in thousands) for activities recorded in mandatorily redeemable capital stock for the noted period:

Balance, December 31, 2009	$675,479
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	10,455
Other redemptions	10,372
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(238,891)
Other redemptions	(89,485)
Balance, September 30, 2010	$367,930

The following table shows the amount of mandatorily redeemable capital stock by year of redemption at the dates indicated (in thousands):

Contractual Year of Redemption	September 30, 2010	December 31, 2009
Due in 1 year or less	$11,589	$7,025
Due after 1 year through 2 years	37,425	7,231
Due after 2 years through 3 years	7,768	48,269
Due after 3 years through 4 years	1,185	9,375
Due after 4 years through 5 years	309,963	603,579
Total par value	$367,930	$675,479

Capital Concentration. The following table presents holdings of five percent or more of the FHLBank's total Class B stock, including mandatorily redeemable capital stock, outstanding at the dates indicated and includes stock held by any known affiliates that are members of the FHLBank (dollars in millions):

September 30, 2010			December 31, 2009
Name	Balance	Percent of Total	Name	Balance	Percent of Total
U.S. Bank, N.A.	$591	17%	U.S. Bank, N.A.	$591	16%
Fifth Third Bank	401	12	PNC Bank, N.A. (1)	404	11
PNC Bank, N.A. (1)	273	8	Fifth Third Bank	401	11
KeyBank, N.A.	179	5	The Huntington National Bank	241	6
Total	$1,444	42%	Total	$1,637	44%

(1)	Former member.

Note 14 - Comprehensive Income
The following table shows the FHLBank's comprehensive income for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$36,650	$61,489	$120,411	$219,263
Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities	137	510	(41)	534
Pension and postretirement benefits	121	311	572	624
Total other comprehensive income	258	821	531	1,158

Total comprehensive income	$36,908	$62,310	$120,942	$220,421

Note 15 - Employee Retirement Plans

The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified multiemployer defined benefit pension plan. The plan covers substantially all officers and employees of the FHLBank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expenses were $1,226,000 and $844,000 in the three months ended September 30, 2010 and 2009, respectively, and $2,794,000 and $2,471,000 in the nine months ended September 30, 2010 and 2009, respectively.

The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $170,000 and $133,000 to this Plan in the three months ended September 30, 2010 and 2009, respectively, and $656,000 and $591,000 in the nine months ended September 30, 2010 and 2009, respectively.

The FHLBank has a Benefit Equalization Plan (BEP). The BEP is a non-qualified supplemental retirement plan which restores those pension benefits that would be available under the defined benefit plan (and, until December 2009, also restored benefits that would be available under the defined contribution plan) were it not for legal limitations on such benefits. The defined contribution feature of the BEP was terminated in December 2009. The FHLBank also sponsors a postretirement benefits plan that includes health care and life insurance benefits for eligible retirees. The FHLBank's contributions for the three and nine months ended September 30, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Matching contributions	$—	$25	$—	$92
Market related earnings	269	514	142	667
Net	$269	$539	$142	$759

Components of the net periodic benefit cost for the defined benefit feature of the BEP and the postretirement benefits plan for the three and nine months ended September 30, were (in thousands):

	Three Months Ended September 30,
	BEP		Postretirement Benefits Plan
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$141	$157	$12	$14
Interest cost	255	337	47	48
Amortization of unrecognized prior service benefit	(1)	—	—	—
Amortization of unrecognized net loss	122	311	—	—
Net periodic benefit cost	$517	$805	$59	$62

	Nine Months Ended September 30,
	BEP		Postretirement Benefits Plan
	2010	2009	2010	2009
Net Periodic Benefit Cost
Service cost	$396	$377	$35	$43
Interest cost	842	884	144	144
Amortization of unrecognized prior service benefit	(1)	—	—	—
Amortization of unrecognized net loss	573	624	—	—
Net periodic benefit cost	$1,810	$1,885	$179	$187

Note 16 - Segment Information

The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank's two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the primary ways the FHLBank provides services to member stockholders.

The following tables set forth the FHLBank's financial performance by operating segment for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2010
Net interest income	$45,299	$14,576	$59,875
Provision for credit losses	—	3,827	3,827
Net interest income after provision for credit losses	45,299	10,749	56,048
Other income	6,858	999	7,857
Other expenses	11,363	2,168	13,531
Income before assessments	40,794	9,580	50,374
Affordable Housing Program	3,779	782	4,561
REFCORP	7,404	1,759	9,163
Total assessments	11,183	2,541	13,724
Net income	$29,611	$7,039	$36,650
Average assets	$57,891,970	$8,657,470	$66,549,440
Total assets	$58,014,277	$8,364,447	$66,378,724

2009
Net interest income	$66,675	$24,431	$91,106
Other income	4,112	3,020	7,132
Other expenses	12,007	2,172	14,179
Income before assessments	58,780	25,279	84,059
Affordable Housing Program	5,134	2,063	7,197
REFCORP	10,730	4,643	15,373
Total assessments	15,864	6,706	22,570
Net income	$42,916	$18,573	$61,489
Average assets	$71,248,065	$9,807,156	$81,055,221
Total assets	$67,204,184	$9,779,378	$76,983,562

	Nine Months Ended September 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2010
Net interest income	$130,469	$61,562	$192,031
Provision for credit losses	—	3,827	3,827
Net interest income after provision for credit losses	130,469	57,735	188,204
Other income	11,165	5,022	16,187
Other expenses	32,864	6,019	38,883
Income before assessments	108,770	56,738	165,508
Affordable Housing Program	10,362	4,632	14,994
REFCORP	19,682	10,421	30,103
Total assessments	30,044	15,053	45,097
Net income	$78,726	$41,685	$120,411
Average assets	$60,160,194	$8,944,768	$69,104,962
Total assets	$58,014,277	$8,364,447	$66,378,724

2009
Net interest income	$227,125	$85,525	$312,650
Other income (loss)	26,299	(1,142)	25,157
Other expenses	33,033	5,723	38,756
Income before assessments	220,391	78,660	299,051
Affordable Housing Program	18,551	6,421	24,972
REFCORP	40,368	14,448	54,816
Total assessments	58,919	20,869	79,788
Net income	$161,472	$57,791	$219,263
Average assets	$77,593,865	$9,602,215	$87,196,080
Total assets	$67,204,184	$9,779,378	$76,983,562

Note 17 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of September 30, 2010 and December 31, 2009. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

The carrying values and fair values of the FHLBank's financial instruments at September 30, 2010 and December 31, 2009 were as follows (in thousands):

FAIR VALUE SUMMARY TABLE

	September 30, 2010		December 31, 2009
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$38,591	$38,591	$1,807,343	$1,807,343
Interest-bearing deposits	151	151	126	126
Securities purchased under resale agreements	2,500,000	2,500,000	100,000	100,000
Federal funds sold	5,965,000	5,965,000	2,150,000	2,150,000
Trading securities	1,709,045	1,709,045	3,802,013	3,802,013
Available-for-sale securities	5,854,595	5,854,595	6,669,636	6,669,636
Held-to-maturity securities	11,432,961	11,914,006	11,471,081	11,837,712
Advances	30,375,242	30,681,166	35,818,425	35,977,680
Mortgage loans held for portfolio, net	8,327,770	8,748,675	9,365,752	9,617,913
Accrued interest receivable	137,349	137,349	151,690	151,690
Derivative assets	3,151	3,151	9,065	9,065

Liabilities:
Deposits	(1,523,874)	(1,523,880)	(2,084,821)	(2,084,975)
Consolidated Obligations:
Discount Notes	(28,468,292)	(28,468,781)	(23,186,731)	(23,187,365)
Bonds	(31,503,386)	(32,595,317)	(41,222,590)	(41,836,797)
Mandatorily redeemable capital stock	(367,930)	(367,930)	(675,479)	(675,479)
Accrued interest payable	(207,455)	(207,455)	(309,007)	(309,007)
Derivative liabilities	(235,491)	(235,491)	(228,197)	(228,197)

Other:
Commitments to extend credit for Advances	—	(8)	—	—
Standby bond purchase agreements	—	2,850	—	1,947

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

Outlined below is the application of the fair value hierarchy to the FHLBank's financial assets and financial liabilities that are carried at fair value.

Level 1 - defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - defined as those instruments for which inputs to the valuation methodology include quoted prices for similar instruments in active markets, and for which inputs are observable, either directly or indirectly, for substantially the full term of the financial instrument. The FHLBank's trading securities, available-for-sale securities and derivative instruments are considered Level 2 instruments based on the inputs utilized to derive fair value.

Level 3 - defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the nine months ended September 30, 2010 or 2009.

Valuation Techniques and Significant Inputs. The following valuation techniques and significant inputs are used to determine fair value.

Cash and due from banks: The fair value equals the carrying value.

Interest-bearing deposits: The fair value is determined based on each security's quoted prices, excluding accrued interest, as of the last business day of the period.

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

Trading securities: The FHLBank's trading portfolio consists of U.S. Treasury obligations, discount notes issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities) and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

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

For its U.S. Treasury obligations and discount notes issued by Freddie Mac and/or Fannie Mae, the FHLBank determines the fair value using the income approach. The following table presents the significant inputs (either an interest rate curve and a discount spread, if applicable, or the price received from the pricing service) used to measure the fair value for each class of non-mortgage-backed trading security carried at fair value as of September 30, 2010 (in thousands).

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
U.S. Treasury obligations	Treasury	-	$1,706,538

For mortgage-backed securities, the FHLBank's valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank establishes a price for each mortgage-backed security using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.

As of September 30, 2010, all of the FHLBank's mortgage-backed securities holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supported the FHLBank's conclusion that the final computed prices are reasonable estimates of fair value.

Available-for-sale securities: The FHLBank's available-for-sale portfolio consists of certificates of deposit and bank notes. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

The following table presents the significant inputs (either an interest rate curve and a discount spread, if applicable, or the price received from the pricing service) used to measure the fair value for each class of non-mortgage-backed available-for-sale security carried at fair value as of September 30, 2010 (in thousands).

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
Certificates of deposit and bank notes	Pricing Services	N/A	$5,854,595

Held-to-maturity securities: The FHLBank's held-to-maturity portfolio consists of U.S. Treasury obligations, discount notes issued by Freddie Mac and/or Fannie Mae, taxable municipal bonds, and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security and collateralized mortgage obligation is determined by using the third-party vendor approach described above. The fair value for U.S. Treasury obligations and discount notes is determined using the income approach described above. The fair value for taxable municipal bonds is determined based on each security's indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.

Advances: The FHLBank determines the fair values of Advances by calculating the present value of expected future cash flows from the Advances excluding accrued interest. The discount rates used in these calculations are the replacement rates for Advances with similar terms, as approximated either by adding an estimated current spread to the LIBOR swap curve or by using current indicative market yields, as indicated by the FHLBank's pricing methodologies for Advances with similar current terms. Advance pricing is determined based on the FHLBank's rates on Consolidated Obligations. In accordance with Finance Agency Regulations, Advances with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower's decision to prepay the Advances. Therefore, the fair value of Advances does not assume prepayment risk.

For swapped option-based Advances, the fair value is determined (independently of the related derivative) by the discounted cash flow methodology based on the LIBOR swap curve and forward rates at period end adjusted for the estimated current spread on new swapped Advances to the swap curve. For swapped Advances with a conversion option, the conversion option is valued by taking into account the LIBOR swap curve and forward rates at period end and the market's expectations of future interest rate volatility implied from current market prices of similar options.

Mortgage loans held for portfolio, net: The fair values of mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank's Mortgage Purchase Program pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank's Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:

▪	the Mortgage Purchase Program's credit enhancements; and

▪	marketing adjustments that reflect the FHLBank's cooperative business model, and preferences for particular kinds of loans and mortgage note rates.

These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued interest receivable and payable: The fair value approximates the carrying value.

Derivative assets/liabilities: The FHLBank's derivative assets/liabilities consist of interest rate swaps, to-be-announced mortgage-backed securities (forward rate agreements), and mortgage delivery commitments. The FHLBank's interest rate swaps are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate swap using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate swaps, including the period to maturity, as well as the significant inputs noted below. The fair value determination uses the standard valuation technique of discounted cash flow analysis.

The FHLBank performs several validation steps to verify the reasonableness of the fair value output generated by the primary market value model. In addition to an annual model validation, the FHLBank prepares a monthly reconciliation of the model's fair values to estimates of fair values provided by the derivative counterparties and to another third-party model. The FHLBank believes these processes provide a reasonable basis for it to place continued reliance on the derivative fair values generated by the primary model.

The fair value of to-be-announced (TBA) mortgage-backed securities is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjustments noted below.

The discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Significant inputs by class of derivative are as follows:

Interest-rate swaps:

▪	LIBOR swap curve; and

▪	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

To-be-announced mortgage-backed securities:

▪	Market-based prices of to-be-announced mortgage-backed securities are determined by coupon class and expected term until settlement.

Mortgage delivery commitments:

▪
TBA price. Market-based prices of TBAs by coupon class and expected term until settlement, adjusted to reflect the contractual terms of the mortgage delivery commitments, similar to the mortgage loans held for portfolio process. The adjustments to the market prices are market observable, or can be corroborated with observable market data.

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at September 30, 2010 or December 31, 2009.

The fair values of the FHLBank's derivatives include accrued interest receivable/payable and cash collateral remitted to/received from counterparties; the estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of the FHLBank's master netting agreements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.

Deposits: The FHLBank determines the fair values of FHLBank deposits with fixed rates by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations: The FHLBank determines the fair values of Discount Notes by calculating the present value of expected future cash flows from the Discount Notes excluding accrued interest. The discount rates used in these calculations are current replacement rates for Discount Notes with similar current terms, as approximated by adding an estimated current spread to the LIBOR swap curve. Each month's cash flow is discounted at that month's replacement rate.

The FHLBank determines the fair values of non-callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. The discount rates used in these calculations are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.

The FHLBank determines the fair values of callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of expected future cash flows from the bonds excluding accrued interest. The fair values are determined by the discounted cash flow methodology based on the LIBOR swap curve and forward rates adjusted for the estimated spread on new callable bonds to the swap curve and based on the market's expectations of future interest rate volatility implied from current market prices of similar options.

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the nine months ended September 30, 2010 or 2009.

Mandatorily redeemable capital stock: The fair value of capital stock subject to mandatory redemption is par value for the dates presented, as indicated by member contemporaneous purchases and sales at par value. FHLBank stock can only be acquired by members at par value and redeemed at par value. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

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

Fair Value on a Recurring Basis. The following table presents for each hierarchy level, the FHLBank's assets and liabilities that were measured at fair value on its Statements of Condition at the dates indicated (in thousands):

	Fair Value Measurements at September 30, 2010
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,706,538	$—	$—	$1,706,538
Other U.S. obligation residential mortgage-backed securities	—	2,507	—	—	2,507
Total trading securities	—	1,709,045	—	—	1,709,045
Available-for-sale securities:
Certificates of deposit and bank notes	—	5,854,595	—	—	5,854,595
Derivative assets:
Interest rate swaps	—	143,932	—	(141,276)	2,656
Mortgage delivery commitments	—	495	—	—	495
Total derivative assets	—	144,427	—	(141,276)	3,151
Total assets at fair value	$—	$7,708,067	$—	$(141,276)	$7,566,791

Liabilities
Derivative liabilities:
Interest rate swaps	$—	$(971,384)	$—	$737,107	$(234,277)
Forward rate agreement	—	(58)	—	—	(58)
Mortgage delivery commitments	—	(1,156)	—	—	(1,156)
Total derivative liabilities	—	(972,598)	—	737,107	(235,491)
Total liabilities at fair value	$—	$(972,598)	$—	$737,107	$(235,491)

	Fair Value Measurements at December 31, 2009
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
Government-sponsored enterprises debt securities	$—	$3,799,336	$—	$—	$3,799,336
Other U.S. obligation residential mortgage-backed securities	—	2,677	—	—	2,677
Total trading securities	—	3,802,013	—	—	3,802,013
Available-for-sale securities:
Certificates of deposit	—	6,669,636	—	—	6,669,636
Derivative assets:
Interest rate swaps	—	187,827	—	(178,782)	9,045
Mortgage delivery commitments	—	20	—	—	20
Total derivative assets	—	187,847	—	(178,782)	9,065
Total assets at fair value	$—	$10,659,496	$—	$(178,782)	$10,480,714

Liabilities
Derivative liabilities:
Interest rate swaps	$—	$(832,240)	$—	$604,860	$(227,380)
Mortgage delivery commitments	—	(817)	—	—	(817)
Total derivative liabilities	—	(833,057)	—	604,860	(228,197)
Total liabilities at fair value	$—	$(833,057)	$—	$604,860	$(228,197)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. If elected, interest income and interest expense carried on Advances and Consolidated Bonds at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid and any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. The FHLBank did not elect the fair value option for any financial assets or financial liabilities during the nine months ended September 30, 2010.

Note 18 - Commitments and Contingencies

The following table sets forth the FHLBank's commitments at the dates indicated (in thousands):

	September 30, 2010	December 31, 2009
Commitments to fund additional Advances	$5,000	$—
Mandatory Delivery Contracts for mortgage loans	203,884	79,391
Forward rate agreements	27,000	—
Outstanding Standby Letters of Credit	5,949,639	4,414,743
Consolidated Obligations - committed to, not settled (par value) (1)	1,260,000	651,159
Standby bond purchase agreements (principal)	399,825	411,965

(1)	At September 30, 2010 and December 31, 2009, $1,045 million and $525 million, respectively, of these commitments were hedged with associated interest rate swaps.

In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par values of the outstanding Consolidated Obligations of all 12 FHLBanks were $806.0 billion and $930.6 billion at September 30, 2010 and December 31, 2009, respectively.

In early March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the automatic early termination of those transactions and the market value fee the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. In early May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLBank participated in a non-binding mediation in New York on August 25, 2010, and counsel for the FHLBank continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded on October 15, 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously dispute any claim for additional amounts.

The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank's financial condition or results of operations.

Note 19 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2010 or December 31, 2009. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. There were no such investments outstanding at September 30, 2010 or December 31, 2009. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the nine months ended September 30 (in thousands):

	Average Daily Balances
	2010	2009
Loans to other FHLBanks	$5,275	$14,037
Borrowings from other FHLBanks	458	1,832
Investments in other FHLBanks	—	9,092

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the nine months ended September 30, 2010 or 2009. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.

Note 20 - Transactions with Stockholders

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors' Financial Institutions). Finance Agency regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below at the dates indicated (dollars in millions):

	September 30, 2010		December 31, 2009
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$669	2.3%	$1,146	3.3%
Mortgage Purchase Program	55	0.7	113	1.2
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	158	4.6	179	4.8
Derivatives	—	—	—	—

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

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of Mortgage Loans Held for Portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank (dollars in millions):

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
September 30, 2010	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$83
Fifth Third Bank	401	12	2,537	10
PNC Bank, N.A. (1)	273	8	4,000	3,125
KeyBank, N.A.	179	5	188	—
Total	$1,444	42%	$14,040	$3,218

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2009	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	16%	$9,315	$94
PNC Bank, N.A. (1)	404	11	4,282	3,608
Fifth Third Bank	401	11	2,538	12
The Huntington National Bank	241	6	170	322
Total	$1,637	44%	$16,305	$4,036

(1)	Former member.

Non-member Affiliates. The FHLBank has relationships with two non-member affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these non-members' bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the nine months ended September 30, 2010 or 2009. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $2,955,000 and $10,375,000 as of September 30, 2010 and December 31, 2009, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of September 30, 2010 or December 31, 2009. The FHLBank did not have any investments in or borrowings extended to any other non-member affiliates during the nine months ended September 30, 2010 or 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:

▪
the effects of economic, financial, credit, market, and member conditions on our financial condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, and members' mergers and consolidations, deposit flows, liquidity needs, and loan demand;

▪
political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other FHLBanks and other government-sponsored enterprises, and/or investors in the Federal Home Loan Bank System's (FHLBank System) debt securities, which are called Consolidated Obligations or Obligations;

▪	competitive forces, including those related to other sources of funding available to members, to purchases of mortgage loans, and to our issuance of Consolidated Obligations;

▪
the financial results and actions of other FHLBanks that could affect our ability, in relation to the FHLBank System's joint and several liability for Consolidated Obligations, to access the capital markets on favorable terms or preserve our profitability, or could alter the regulations and legislation to which we are subject;

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

(Dollars in millions)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$66,379	$66,820	$67,796	$71,387	$76,984
Advances	30,375	32,603	32,969	35,818	38,082
Mortgage loans held for portfolio	8,331	8,790	9,032	9,366	9,736
Allowance for credit losses on mortgage loans	3	—	—	—	—
Investments (1)	27,462	22,062	23,875	24,193	26,225
Consolidated Obligations, net:
Discount Notes	28,468	25,520	25,038	23,187	29,170
Bonds	31,504	35,088	36,061	41,222	41,202
Total Consolidated Obligations, net	59,972	60,608	61,099	64,409	70,372
Mandatorily redeemable capital stock	368	396	412	676	87
Capital:
Capital stock - putable	3,109	3,121	3,079	3,063	3,658
Retained earnings	425	423	416	412	407
Accumulated other comprehensive income	(8)	(7)	(8)	(8)	(5)
Total capital	3,526	3,537	3,487	3,467	4,060

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$60	$64	$68	$74	$91
Provision for credit losses	4	—	—	—	—
Other income	8	5	4	13	7
Other expenses	13	13	13	20	14
Assessments	14	15	16	18	23
Net income	$37	$41	$43	$49	$61

Dividend payout ratio (2)	95%	83%	89%	90%	81%

Weighted average dividend rate (3)	4.50%	4.50%	4.50%	4.50%	5.00%
Return on average equity	4.11	4.66	4.98	5.11	5.70
Return on average assets	0.22	0.24	0.24	0.25	0.30
Net interest margin (4)	0.36	0.38	0.38	0.38	0.45
Average equity to average assets	5.32	5.22	4.75	4.90	5.28
Regulatory capital ratio (5)	5.88	5.90	5.76	5.81	5.39
Operating expense to average assets	0.070	0.062	0.061	0.082	0.057

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period end total assets.

Financial Condition

Assets and Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2010	2009	2009	2010	2009	2009

Advances (principal)	$29,520	$37,254	$35,123	$32,175	$46,058	$43,624
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	8,257	9,650	9,280	8,822	9,489	9,498
Mandatory Delivery Contracts (notional)	204	126	79	96	705	566
Total Mortgage Purchase Program	8,461	9,776	9,359	8,918	10,194	10,064
Letters of Credit (notional)	5,950	5,564	4,415	4,570	6,057	5,917
Total Mission Asset Activity	$43,931	$52,594	$48,897	$45,663	$62,309	$59,605

Retained earnings	$425	$407	$412	$434	$398	$405
Capital-to-assets ratio	5.31%	5.27%	4.86%	5.09%	4.98%	4.96%
Regulatory capital-to-assets ratio (1)	5.88	5.39	5.81	5.72	5.16	5.22

(1)	See the “Capital Resources” section for further description of regulatory capital.

Total assets at September 30, 2010 declined $5,008 million (seven percent) from year-end 2009. Average total assets in the first nine months of 2010 were $69,105 million, a decline of $18,091 million (21 percent) from the same period of 2009. Mission Asset Activity, comprised of Advances, Letters of Credit, and the Mortgage Purchase Program, decreased $4,966 million (ten percent) from the end of 2009, led by a $5,603 million (16 percent) decline in Advance balances.

The trends in our financial condition that began in the fourth quarter of 2008 and that persisted during 2009 continued in the first nine months of 2010. Our asset balances (especially Advances) have been negatively affected primarily by the slow recovery from the economic recession and financial crisis of 2008-2009 and the significant amounts of liquidity being provided to financial institutions by the Federal Reserve. We also lost Advances due to mergers, in 2009 and prior years, of several large former members with financial institutions chartered outside our Fifth District.

The increase in the available lines in the Letters of Credit program at September 30, 2010 compared to year-end 2009 was due mostly to renewed usage by one large member to support its public unit deposits.

Mortgage Purchase Program balances decreased, with paydowns of $1,529 million exceeding purchases of $506 million, primarily because we currently do not have large member sellers in the Program who can replace the principal paydowns that have resulted from the extremely low interest rate environment. In addition, the continued difficulties in the housing and mortgage markets have limited new mortgage originations.

Despite the lower overall Mission Asset Activity, we continued to fulfill our mission of providing reliable and attractively priced wholesale funding to our members. As of September 30, 2010, members funded on average well over four percent of their assets with Advances, the penetration rate was relatively stable with almost 80 percent of members holding Mission Asset Activity, and the number of active sellers and participants in the Mortgage Purchase Program continued to grow.

Capital
Capital adequacy continued to be strong and exceeded all minimum regulatory capital requirements. At September 30, 2010, the GAAP capital-to-assets ratio was 5.31 percent, and the regulatory capital-to-assets ratio was 5.88 percent, which was well above the required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability.

Other Assets
The balance of investments on September 30, 2010 was up $3,269 million (14 percent) from the end of 2009, and was comprised of $11,405 million of mortgage-backed securities and $16,054 million of short-term money market instruments. The average balance of investments for the first nine months of 2010 was $27,027 million, down $3,351 million (11 percent) from the same period of 2009, primarily because of lower holdings of money market instruments. Mortgage-backed securities are held primarily to enhance profitability. Money market investments are held primarily for liquidity purposes to support members' funding needs and to protect against the potential inability to access capital markets for debt issuance.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2010	2009	2010	2009	2009

Net income	$37	$61	$120	$219	$268

Affordable Housing Program accrual	5	7	15	25	31

Return on average equity (ROE)	4.11%	5.70%	4.58%	6.75%	6.38%

Return on average assets	0.22	0.30	0.23	0.34	0.32

Weighted average dividend rate	4.50	5.00	4.50	4.67	4.63

Average 3-month LIBOR	0.39	0.41	0.36	0.83	0.69

Average overnight Federal Funds effective rate	0.19	0.15	0.17	0.17	0.16

ROE spread to 3-month LIBOR	3.72	5.29	4.22	5.92	5.69

Dividend rate spread to 3-month LIBOR	4.11	4.59	4.14	3.84	3.94

ROE spread to Federal Funds effective rate	3.92	5.55	4.41	6.58	6.22

Dividend rate spread to Federal Funds effective rate	4.31	4.85	4.33	4.50	4.47

Net income in the first nine months of 2010 was down $99 million (45 percent) from the first nine months of 2009. Return on average equity (ROE) also fell sharply (2.17 percentage points) between these two periods. Similarly, in the three months ended September 30, 2010 compared to the same period in 2009, net income decreased $24 million and the ROE decreased 1.59 percentage points.

Despite the reduction in earnings, our business continued to generate a competitive level of profitability for stockholders' capital investment in our FHLBank. The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the return on their capital investment, which, along with access to our products and services, is a key source of membership value. While these spreads in the first three quarters of 2010 were below those in the first three quarters and full year of 2009, they continued to be significantly above the market benchmarks and very favorable compared to long-term historical levels.

The business and market environments enabled us to generate earnings sufficient to pay stockholders a competitive dividend return of an annualized 4.50 percent in each of the first three quarters of 2010 and to increase retained earnings by $13 million (three percent) from year-end 2009. The dividend rate was over 4.0 percentage points above average 3-month LIBOR in each quarter.

In the first nine months of 2010, we accrued $15 million for future use in the Affordable Housing Program.

The lower profitability in both comparison periods, which reflected a return to more historical levels given the extremely low interest rates, occurred primarily from the following factors:

▪
In the first six months of 2009, we earned abnormally wide portfolio spreads on many short-term and adjustable-rate assets indexed to LIBOR and funded with short-term Discount Notes. We normally use Discount Notes to fund a large amount of LIBOR-indexed assets. In the second half of 2009, the spread between LIBOR and Discount Notes moved back toward long-term historical levels. This trend continued into 2010 and, in the third quarter of 2010, the spread was substantially below long-term levels, which reduced earnings in the quarter.

▪	Total average assets decreased substantially, largely due to lower Advance demand.

▪
Earnings generated from funding interest-earning assets with interest-free capital decreased approximately $16 million due to lower short-term interest rates. For example, the benchmark 3-month LIBOR rate averaged 0.36 percent in the first three quarters of 2010, compared to 0.83 percent in the same period of 2009.

▪
Net spreads relative to funding costs on new loans in the Mortgage Purchase Program and on mortgage-backed securities were on average narrower than the net spreads that had been earned on the mortgage assets paid down.

▪
Net amortization/accretion of premiums associated with mortgage assets and discounts and concessions associated with Consolidated Obligation Bonds lowered earnings by approximately $7 million and $5 million more in the three and nine months ended September 30, 2010 periods than in the same respective periods of 2009.

▪	Net market value gains (primarily unrealized) relating to accounting for derivatives were $3 million in the first nine months of 2010 compared to $13 million in the first nine months of 2009.

▪	We recorded a $4 million provision for credit losses on loans in the Mortgage Purchase Program in the third quarter of 2010.

These unfavorable effects on earnings were partially offset, for each comparison period, by lower interest expense resulting from retiring throughout 2009 and 2010 a significant amount of relatively high-cost Consolidated Obligation Bonds before their final maturities. These actions were in response to declines in intermediate- and long-term interest rates.

Business Outlook and Update on Risk Factors

This section summarizes and updates from the Form 10-K filing what we believe are our major current risk exposures and the current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. Many of the issues related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the ongoing effects of the weak recovery from the 2008-2009 recession and to the federal government's actions to stimulate economic growth.

Strategic/Business Risk
Advances. After falling sharply in 2009 and the first quarter of 2010, Advance balances stabilized in the second and third quarters. The economic recovery (although not strong), the apparent subsiding of some members' credit deterioration, and slower deposit growth are factors that could indicate a bottoming out of the substantial reduction in Advance demand since the fall of 2008. We cannot predict the future trend of Advance demand because it depends on, among other things, the evolution of the economy, conditions in the general and housing markets, the state of the government's liquidity programs, and the willingness of financial institutions to expand lending. When improvements occur in economic conditions, such as expansion of members' loan demand from a stronger recovery, tightening in the Federal Reserve System's monetary policy, or winding down of the government's funding and liquidity programs, we would expect to see increases in Advance demand.

As of September 30, 2010, Advances held by nonmembers totaled $6.1 billion (20 percent of total Advances). Advances held by nonmembers will eventually mature or be prepaid and nonmembers are not eligible to increase their Advance holdings with us. Without a stronger economy it will be a challenge to replace the expected paydowns of these nonmember Advances over the next several years.

Mortgage Purchase Program. We expect the Mortgage Purchase Program balance to continue to experience declines because most current sellers and recent new approvals are smaller community-based members. Balances could stabilize if several medium-sized sellers begin selling us larger quantities of their mortgage loans. Growth could re-accelerate if mortgage rates fall again for a sustained period of time, or if one or more larger members decides to sell us a significant volume of loans. We do not currently anticipate the latter event to occur. We will continue to emphasize both recruiting community financial institution members to the Program and increasing the number of regular sellers.

Due to the deterioration in the mortgage markets over the last two years, the providers of supplemental mortgage insurance used in the Mortgage Purchase Program currently have ratings below the double-A rating required by a Federal Housing Finance Agency (Finance Agency) Regulation. This results in a technical violation of the Regulation, for which the Finance Agency granted waivers as to both existing and new business. In addition, the insurer we use for new business has continually increased the cost of purchasing supplemental mortgage insurance, which threatens the Program's ability to competitively price mortgages. We have submitted two proposals to the Finance Agency.

The first is that we not be required to use supplemental mortgage insurance for new loan purchases and that we replace it with increased use of the Lender Risk Account, which is already the primary credit enhancement feature of the Program. Additionally, to further mitigate credit risk, the FHLBank would offer pool aggregation as a means to share the Lender Risk Account across all participants within a larger, aggregated pool. These changes in credit enhancement structure will maintain compliance with the Program's legal, accounting, and other regulatory requirements, preserve the Program's favorable credit risk profile, and enable the Program to continue as a beneficial business activity for our members. In March 2010, the Finance Agency approved the proposal, subject to certain technical and operational conditions, which we are addressing with the Agency. Pending final approval of this proposal, we anticipate introducing the improved credit enhancement structure; until such time, an extension of the waiver has been requested and is being reviewed.

The second proposal involves an analysis of credit enhancement alternatives that do not rely on supplemental mortgage insurance for existing pools in the Program and a request to cancel supplemental insurance coverage on existing pools that can achieve a triple-B rating without the supplemental insurance. We believe this change would only nominally increase the credit risk exposure of existing pools because the amounts of other credit enhancements in place are sufficient, without supplemental insurance, to protect against potential losses except in the most stressful future economic scenarios. In addition, we would use the savings from canceling supplemental insurance to bolster retained earnings, which augments protection against dividend instability from credit losses. We are currently addressing several requests from the Finance Agency for more information on this proposal.

Regulatory and Legislative Risk
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act into law. The FHLBanks are subject to the law's derivatives trading and reporting requirements, which could raise our expenses and reduce our ability to act as an intermediary between members and the capital markets. In addition, provisions in the law that affect our member financial institutions could affect the ability to carry out our housing finance business mission. Further, if the FHLBanks are identified as being systemically important financial institutions by the Federal Reserve, we would be subject to heightened prudential standards, which could include, among other things, new risk-based capital, liquidity, and risk management requirements. Until various regulatory agencies complete the process of adopting regulations governing the financial industry, we cannot predict how the FHLBanks in general and our FHLBank in particular may be directly or indirectly affected.

The FHLBank System includes the 12 District FHLBanks, the Finance Agency and the Office of Finance. The FHLBank System's regulator, the Finance Agency, also regulates the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including our distinctive cooperative business model; however, because of the ongoing financial challenges at Fannie Mae and Freddie Mac, as well as at some FHLBanks, the FHLBank System has faced heightened scrutiny in the last several years. This level of scrutiny is expected to continue as legislators and the White House address government-sponsored enterprise (GSE) reform. We cannot predict what effects GSE reform might have on the FHLBanks' business model, financial condition or results of operations.

Other Risks Including Profitability
We believe that the collective exposures from our other risks (market risk, funding/liquidity risk, capital adequacy, credit risk, and operational risk) continued to be modest in the first nine months of 2010. Market risk exposure was modest and below historical levels, especially exposure to higher interest rates. See the discussion in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.” Although we expect profitability will decrease in 2011 compared to the levels of 2010, assuming the current interest rate environment continues, we believe our business will continue to generate a competitive return on member stockholders' capital investment, except potentially in the most extreme cases of market and business risk. We have always maintained compliance with our capital requirements and we believe we hold a sufficient amount of retained earnings to protect our capital stock against earnings losses and impairment risk. We experienced no material operational risk event in the first nine months of 2010.

After being elevated in late 2008 and early 2009, funding/liquidity risk subsided as 2009 progressed and returned to comparatively normal levels in the first nine months of 2010. Although there can be no assurances, we believe the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service our debt or pay competitive dividends is remote.

Our FHLBank continued to experience limited credit risk exposure from offering Advances, purchasing mortgage loans, making investments, and executing derivative transactions, due to our conservative underwriting, collateral and counterparty policies and limits. Based on analysis of actual and expected future exposures and application of GAAP, we believe that no loss reserves are required for Advances and no investments are considered to be other-than-temporarily impaired. While we believe that credit risk for the Mortgage Purchase Program will continue to be low due to its robust underwriting standards and various credit enhancements, we established a $4 million provision for credit losses during the third quarter of 2010 based on actual losses experienced in the quarter and an analysis of estimated incurred losses within the portfolio that have not yet been realized.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Economy

The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District (comprised of Kentucky, Ohio, and Tennessee); conditions in the financial, credit, and mortgage markets; and interest rates. The economy entered a sharp recession in the fourth quarter of 2007, which continued throughout 2008 and into 2009. However, starting in mid-2009 it appeared that the recession and financial crisis ended based on numerous indications, including among others:

▪	a return to growth in the Gross Domestic Product (GDP);

▪	a reduction in credit spreads;

▪	a rebound in corporate profits;

▪	sharp increases in many stock markets;

▪	the unfreezing of credit markets;

▪	increases in industrial production and consumer spending; and

▪	a few sporadic signs of health in the housing market.

Although the recession and financial crisis have officially ended, the economic recovery so far has been weak. The ongoing effects are likely to continue to include subdued member lending demand, member deposit growth, overall financial difficulties for many of our members that could continue to make them hesitant to increase lending, and substantial liquidity and funding alternatives available from the federal government to forestall a "double dip" recession and stimulate growth. To the extent these effects and conditions continue, we expect Advance demand across our membership to remain slow.

Regarding member loan demand and deposit activity, the following data provide an indication of the lower need for our wholesale Advance funds. Based on the most recent data available, from June 30, 2009 to June 30, 2010, consumer, mortgage, and commercial loans by our member banks (adjusted for mergers) decreased five percent ($26 billion), while their deposit base increased two percent ($13 billion). The differential between the loan and deposit balances was $39 billion. We have no reason to believe that these loan and deposit trends reversed in the third quarter of 2010.

Another key reason for the lack of growth in Advance demand is the extraordinarily high amount of excess bank reserves, which diminishes the need for alternative liquidity sources, including Advances. In addition, many financial institutions, as well as other companies, appear uncertain as to the state of the economy, the appropriateness of the government's fiscal and monetary policy for business conditions, and the still-evolving changes in the financial regulatory environment. We believe this uncertainty is also constraining economic activity and, therefore, our Advance demand.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

							Nine Months Ended September 30,
	Quarter 3 2010		Quarter 2 2010		Quarter 1 2010		2010	2009	Year 2009
	Average	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending
Federal Funds Target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal Funds Effective	0.19	0.15	0.19	0.09	0.13	0.09	0.17	0.17	0.16	0.05

3-month LIBOR	0.39	0.29	0.43	0.53	0.26	0.29	0.36	0.83	0.69	0.25
2-year LIBOR	0.75	0.61	1.16	0.96	1.15	1.18	1.02	1.48	1.41	1.42
5-year LIBOR	1.77	1.51	2.49	2.05	2.70	2.73	2.32	2.66	2.66	2.99
10-year LIBOR	2.79	2.57	3.52	3.00	3.78	3.82	3.36	3.39	3.44	3.97

2-year U.S. Treasury	0.54	0.43	0.86	0.61	0.91	1.02	0.76	0.97	0.94	1.14
5-year U.S. Treasury	1.55	1.27	2.24	1.78	2.42	2.55	2.06	2.15	2.19	2.68
10-year U.S. Treasury	2.78	2.51	3.47	2.93	3.70	3.83	3.32	3.18	3.24	3.84

15-year mortgage current coupon (1)	2.76	2.66	3.40	3.00	3.55	3.62	3.24	3.80	3.73	3.78
30-year mortgage current coupon (1)	3.55	3.41	4.24	3.76	4.40	4.52	4.06	4.31	4.31	4.57

15-year mortgage note rate (2)	3.92	3.75	4.30	4.13	4.38	4.34	4.19	4.65	4.58	4.54
30-year mortgage note rate (2)	4.45	4.32	4.92	4.69	5.00	4.99	4.77	5.08	5.04	5.14

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lenders' mortgage rates surveyed and published by Freddie Mac.

In the first nine months of 2010, as in 2009, the interest rate environment remained, on a net basis, favorable for our FHLBank. Although interest rates did fluctuate, as summarized in the table, the relatively stable short-term rates and a steep Consolidated Obligation yield curve benefited our earnings and market risk exposure. However, the extremely low level of interest rates resulted in a historically small amount of earnings generated from funding assets with interest-free capital.

The Federal Reserve maintained overnight Federal funds target and effective rates between zero and 0.25 percent. Levels of other short-term interest rates remained very low and, on average, were generally consistent with their historical relationship to Federal funds. Intermediate- and long-term interest rates, including mortgage rates, decreased in the first nine months of 2010, especially towards the end of the second quarter and in the third quarter, while spreads on our Consolidated Obligation Bonds to LIBOR and U.S. Treasury rates remained relatively stable. This improved earnings because it allowed us to continue retiring a large amount of higher-cost callable Bonds before their final maturities.

In addition, despite the decreases in mortgage rates, the continued difficulties in the housing and mortgage markets resulted in relatively moderate prepayment speeds for our mortgage assets compared to historical experience in low rate environments. The relatively muted prepayment speeds also benefited our earnings by enabling us to retain more higher yielding mortgages than would be expected in normal housing and mortgage markets.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
As shown in the table below, the principal balance of Advances at September 30, 2010 was down $5,603 million (16 percent) from year-end 2009. However, after decreasing eight percent in the first quarter of 2010 from year-end 2009, Advance balances showed a stabilizing trend in the second and third quarters. On an average balance basis, the principal balance in the third quarter of 2010 was $31,778 million, up $453 million (one percent) from the second quarter and down $1,662 million (five percent) from the first quarter. The relative stability in the last two quarters was not limited only to larger members and could indicate a bottoming out of the reductions in the last two years in Advance demand.

(Dollars in millions)	September 30, 2010		June 30, 2010		March 31, 2010		December 31, 2009
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Short-Term and Adjustable-Rate
REPO/Cash Management	$860	3%	$1,586	5%	$834	3%	$1,605	5%
LIBOR	11,815	40	12,182	38	13,041	40	14,077	40
Total	12,675	43	13,768	43	13,875	43	15,682	45
Long-Term
Regular Fixed Rate	5,830	20	6,364	20	6,876	21	7,466	21
Convertible (2)	1,874	6	2,330	7	2,398	7	2,816	8
Putable (2)	6,786	23	6,926	22	6,983	22	7,037	20
Mortgage Related	1,982	7	1,881	6	1,803	6	1,748	5
Total	16,472	56	17,501	55	18,060	56	19,067	54
Other Advances	373	1	545	2	335	1	374	1
Total Advances Principal	29,520	100%	31,814	100%	32,270	100%	35,123	100%
Other Items	855		789		699		695
Total Advances Book Value	$30,375		$32,603		$32,969		$35,818

(1)As a percentage of total Advances principal.
(2)Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.

Between year-end 2009 and September 30, 2010, most of the decrease in Advance balances occurred in the REPO/Cash Management, LIBOR, Regular Fixed Rate Advance, and Convertible programs.

After falling $829 million (19 percent) in the first quarter, ending balances of members' available lines and usage of the Letters of Credit program grew in the second quarter by $2,264 million (63 percent) and by $100 million (two percent) in the third quarter. The growth primarily reflected increased activity with one member that expanded usage to support public unit deposits.

Advance Usage
The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers.

(Dollars in millions)
September 30, 2010			December 31, 2009
Name	Ending Balance	Weighted Average Interest Rate	Name	Ending Balance	Weighted Average Interest Rate

U.S. Bank, N.A.	$7,315	2.09%	U.S. Bank, N.A.	$9,315	1.64%
PNC Bank, N.A. (1)	4,000	0.48	PNC Bank, N.A. (1)	4,282	0.70
Fifth Third Bank	2,537	1.97	Fifth Third Bank	2,538	1.96
Western-Southern Life Assurance Co.	1,201	4.21	New York Community Bank (1)	1,635	3.76
RBS Citizens, N.A. (1)	1,008	0.28	RBS Citizens, N.A. (1)	1,269	0.24
Total of Top 5	$16,061	1.72	Total of Top 5	$19,039	1.56
Total Advances (Principal)	$29,520	2.30	Total Advances (Principal)	$35,123	2.27
Top 5 Percent of Total	54%		Top 5 Percent of Total	54%

(1)Former member.

A substantial portion of Advances to our top five borrowers (31 percent at September 30, 2010) are held by nonmembers. Advances continued to be concentrated among a small number of members, with the concentration ratio to the top five borrowers fluctuating in the range of 50 to 65 percent in the last several years.

Although Advance usage has declined broadly across the membership since the fall of 2008, the rate of decline has slowed in 2010, especially for larger members (with assets over $1.0 billion). As shown in the following table, the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets fell less as the first three quarters of 2010 progressed. As with the quarterly trends in aggregate Advance balances discussed above, these data could indicate a bottoming out of Advance demand.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Average Advances-to-Assets for Members
Assets less than $1.0 billion (672 members)	4.33%	4.51%	4.72%	5.05%
Assets over $1.0 billion (60 members)	3.54%	3.65%	3.65%	4.06%
All members	4.27%	4.44%	4.64%	4.97%

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

The principal loan balance in the Mortgage Purchase Program has decreased in each quarter since September 30, 2009. As shown in the table below, the principal balance at September 30, 2010 fell $1,023 million (11 percent) from the end of 2009. Balances declined primarily because of a lack of large sellers currently in the Program and because, despite lower mortgage rates, the continued difficulties in the credit, housing, and mortgage markets have reduced refinancing and home purchase activity. In addition, we believe that the sharp increase in the cost of supplemental mortgage insurance during the last year has affected loan balances by reducing the competitiveness of the prices we offer to purchase mortgages. See the “Executive Overview” for more discussion of the Program and anticipated changes.

Our focus continues to be on recruiting community-based members to participate in the Program and on increasing the number of regular sellers. The number of regular sellers remains at a relatively high level compared to historical trends, and a substantial number of other members either are actively interested in joining the Program or are in the process of joining. However, we continue to lack enough active large and medium-sized sellers to maintain balances at recent historical levels.

The following table reconciles changes in the Program's principal balances (excluding Mandatory Delivery Contracts) in the first nine months of 2010.

(In millions)	Mortgage Purchase Program Principal
Balance at December 31, 2009	$9,280
Principal purchases	506
Principal paydowns	(1,529)
Balance at September 30, 2010	$8,257

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. The $1,529 million in principal paydowns equated to an 18 percent annual constant prepayment rate, compared to 23 percent in all of 2009. The deceleration in prepayment rates reflected both the wind down of the refinancing wave that had occurred from the low mortgage rates of 2009 and the continuing difficult conditions in the mortgage credit and housing markets.

The Program's weighted-average mortgage note rate and composition of balances by loan type and by original final maturity did not change materially in the first nine months of 2010. As in prior years, yields earned on new mortgage loans in the Program, relative to funding costs, continued to offer acceptable risk-adjusted returns.

Investments

In the first nine months of 2010, our investments portfolio continued to provide liquidity, enhance earnings, help us manage market risk, and, in the case of mortgage-backed securities, help us support the housing market. We continued to maintain money market balances at relatively high levels. This was due both to our desire to offset a portion of earnings lost from the sharp declines in Advance balances and to comply with Finance Agency guidance to target as many as 15 days of liquidity. The portfolio averaged $15,597 million in the first nine months of 2010, compared to $18,166 million in all of 2009, with the balance at September 30, 2010 of $16,054 million.

The book balance of the mortgage-backed securities portfolio averaged $11,423 million in the first nine months of 2010. The book balance on September 30, 2010 of $11,405 million represented a multiple to regulatory capital of 2.92, which is slightly below the regulatory limit of three times regulatory capital. Principal purchases of mortgage-backed securities were almost the same as principal paydowns and sales. Paydowns equated to a 27 percent annual constant prepayment rate, compared to 26 percent in all of 2009. Each of the securities sold had less than 15 percent of the acquired principal outstanding at the time of the sale.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2009	$11,448
Principal purchases	2,889
Principal paydowns	(2,692)
Principal sales	(318)
Balance at September 30, 2010	$11,327

Although initial net spreads on new mortgage-backed securities relative to funding costs continued to offer acceptable risk-adjusted returns in the first nine months of 2010, market prices on new securities were substantially higher than would be expected based only on their note rates. (See the discussion in the “Market Capitalization Ratios” section of “Qualitative and Quantitative Disclosures About Risk Management.”) The premium market prices increase the possibility for future earnings volatility from amortizing the premiums. Because of this, we were selective in purchasing new mortgage-backed securities.

The following table presents the composition of the principal balances of the mortgage-backed securities portfolio by security type, collateral type, and issuer. The decreases in collateralized mortgage obligations and in 20- and 30-year original collateral and the increase in pass-throughs and 15-year original collateral occurred because all purchases in the first nine months of 2010, as in most of 2009, were pass-through securities composed of 15-year collateral.

(In millions)	September 30, 2010	December 31, 2009
Security Type
Collateralized mortgage obligations	$1,859	$3,268
Pass-throughs (1)	9,468	8,180
Total	$11,327	$11,448
Collateral Type (Original)
15-year collateral	$7,103	$5,455
20-year collateral	2,557	3,225
30-year collateral	1,667	2,768
Total	$11,327	$11,448
Issuer
GSE residential mortgage-backed securities	$11,210	$11,258
Agency residential mortgage-backed securities	2	3
Private-label residential mortgage-backed securities	115	187
Total	$11,327	$11,448

(1)	At September 30, 2010, $2 million of the pass-throughs were 30-year adjustable-rate mortgages. All others were 15-year or 20-year fixed-rate pass-throughs.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2010		December 31, 2009
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$28,474	$26,215	$23,189	$35,286
Discount	(6)	(4)	(2)	(14)
Total Consolidated Discount Notes	28,468	26,211	23,187	35,272
Consolidated Bonds:
Unswapped fixed-rate	22,427	24,276	25,090	25,528
Unswapped adjustable-rate	1,000	1,000	1,000	3,623
Swapped fixed-rate	7,910	10,625	14,997	12,543
Total Par Consolidated Bonds	31,337	35,901	41,087	41,694
Other items (1)	167	145	135	145
Total Consolidated Bonds	31,504	36,046	41,222	41,839
Total Consolidated Obligations (2)	$59,972	$62,257	$64,409	$77,111

(1)	Includes unamortized premiums/discounts, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $806,006 and $930,617 at September 30, 2010 and December 31, 2009, respectively.

We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and money market investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). We fund long-term assets principally with unswapped fixed-rate Bonds to manage market risk exposure.

In the first nine months of 2010, the average and ending balances of Discount Notes were significantly lower than 2009's average balance and moderately above the year-end 2009 balance. The reduced reliance on Discount Notes in the first nine months of 2010, compared to 2009's average balances, resulted from the substantial decrease in Advance balances. The increase in Discount Notes in the first nine months of 2010 compared to the end of 2009 reflected reduced reliance on swapped fixed-rate Bonds, as the cost of Discount Notes tended to improve relative to swapped funding.

The $2,663 million decrease from year-end 2009 to September 30, 2010 in the balance of unswapped fixed-rate Bonds reflected the reductions in balances of mortgage assets and long-term fixed rate Advances. The allocations of unswapped fixed-rate Bonds at September 30, 2010 according to their final maturities, percentage of callable Bonds, and next call dates for callable Bonds were similar compared to year-end 2009 and the last several years. We believe that the allocations of the Bonds among these spectrums provide effective mitigation of market risk exposure to both higher and lower mortgage rates.

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. After being wider and more volatile than normal throughout 2009, the spreads and volatility were at levels comparable to historical averages in the first nine months of 2010, which benefitted our earnings.

For discussion of the cost of Discount Note funding relative to LIBOR, which in the last two years has been a major driver of earnings, see the “Net Interest Income” section of “Results of Operations.”

Deposits

Total deposits were $1,524 million at September 30, 2010, a decrease of $561 million (27 percent) from year-end 2009. As shown on the “Average Balance Sheet and Yield/Rates” table in “Results of Operations,” the average balance of total deposits in the first nine months of 2010 was $1,677 million, which was virtually identical to the same period of 2009.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the “Use of Derivatives in Market Risk Management” section of “Quantitative and Qualitative Disclosures About Risk Management.” Liquidity is discussed in the “Liquidity Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.”

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Nine Months Ended		Year Ended
	September 30, 2010		December 31, 2009
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,109	$3,091	$3,063	$3,801
Mandatorily Redeemable Capital Stock	368	430	676	211
Regulatory Capital Stock	3,477	3,521	3,739	4,012
Retained Earnings	425	434	412	405
Regulatory Capital	$3,902	$3,955	$4,151	$4,417

GAAP and Regulatory Capital-to-Assets Ratio	Nine Months Ended		Year Ended
	September 30, 2010		December 31, 2009
	Period End	Average	Period End	Average
GAAP	5.31%	5.09%	4.86%	4.96%
Regulatory	5.88	5.72	5.81	5.22

We consider the regulatory capital-to-assets ratio to be a better representation of financial leverage than the GAAP ratio because the GAAP ratio treats mandatorily redeemable capital stock as a liability; although it provides the same economic function as GAAP capital stock and retained earnings in protecting investors in our debt. Regulatory financial leverage was lower in the first nine months of 2010 compared to 2009's average leverage ratio because of the reductions in Advance balances.

There were substantial decreases both in the average regulatory capital stock balance in the first nine months of 2010 (compared to 2009's average balance) and in the ending balance at September 30, 2010 compared to year-end 2009. The reductions were due to our repurchase, throughout 2010, of $328 million of mandatorily redeemable excess capital stock, which had resulted from the termination of several memberships due to mergers with financial institutions outside our Fifth District, and from several members' requests for redemption of their excess stock balances. The FHLBank can repurchase mandatorily redeemable excess capital stock at any time within five years from the date a membership terminates or a request for redemption is made. Based on communications with members, we believe the redemption requests did not represent members' concern about our FHLBank's financial condition or performance.

The table below shows the amount of excess capital stock. Because Advances continued to decrease in the first nine months of 2010, the amount of excess capital stock outstanding increased and the amount of capital stock members cooperatively utilized in accordance with our Capital Plan decreased. This occurred despite our repurchase of excess stock.

(In millions)	September 30, 2010	December 31, 2009
Excess capital stock (Capital Plan definition)	$1,202	$905
Cooperative utilization of capital stock	$181	$216
Mission Asset Activity capitalized with cooperative capital stock	$4,525	$5,394

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

Retained earnings at September 30, 2010 totaled $425 million, an increase of $13 million over year-end 2009. Retained earnings grew because the 4.58 percent average ROE in the first nine months exceeded the 4.50 percent annualized dividend rate we paid to stockholders.

Membership and Stockholders

On September 30, 2010, we had 732 member stockholders. During the first nine months of 2010, five institutions became new member stockholders and eight were lost. Of the eight, three merged with other Fifth District members, three merged with non-Fifth District financial institutions, one went into FDIC receivership and was subsequently acquired by a Fifth District member, and one involuntarily withdrew from membership. The impact on Mission Asset Activity and earnings from these membership changes was negligible.

In the first nine months of 2010, there were no material changes in the percentage of total eligible companies that were members, in the composition of membership by state, or in the allocation of member stockholders by their asset size. Because most existing eligible commercial banks and thrifts are already members, our recruitment of new members focuses primarily on insurance companies and credit unions.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2010 and 2009. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010		2009		2010		2009
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$60	4.89%	$91	6.18%	$192	5.32%	$313	7.06%
Provision for credit losses	(4)	(0.31)	—	—	(4)	(0.11)	—	—
Net interest income after provision for credit losses	56	4.58	91	6.18	188	5.21	313	7.06
Net gains on derivatives and hedging activities	4	0.31	5	0.33	3	0.08	13	0.29
Other non-interest income	4	0.33	2	0.16	13	0.38	12	0.28
Total non-interest income	8	0.64	7	0.49	16	0.46	25	0.57
Total revenue	64	5.22	98	6.67	204	5.67	338	7.63
Total other expense	(13)	(1.11)	(14)	(0.97)	(39)	(1.09)	(39)	(0.88)
Assessments	(14)	(b)	(23)	(b)	(45)	(b)	(80)	(b)
Net income	$37	4.11%	$61	5.70%	$120	4.58%	$219	6.75%

(a)    The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.
(b)    The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.

Compared to the first three quarters of 2009, the earnings performance in each of the first three quarters of 2010 was more consistent with experience before 2009, given the low levels of interest rates in both years. The abnormally wide earnings relative to short-term interest rates in the first nine months of 2009 primarily reflected extremely wide spreads earned on LIBOR-indexed Advances relative to our short-term Consolidated Obligation funding costs during that period.

Net Interest Income

Components of Net Interest Income
The following table shows the two major components of net interest income, as well as the three major subcomponents of the net interest rate spread, for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2010		2009		2010		2009
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$57	0.34%	$77	0.38%	$165	0.32%	$263	0.41%
Net (amortization)/accretion (1) (2)	(16)	(0.10)	(9)	(0.04)	(30)	(0.06)	(25)	(0.04)
Prepayment fees on Advances, net (2)	1	0.01	2	0.01	4	0.01	6	0.01
Total net interest rate spread	42	0.25	70	0.35	139	0.27	244	0.38
Earnings from funding assets with interest-free capital	18	0.11	21	0.10	53	0.10	69	0.10
Total net interest income/net interest margin (3)	$60	0.36%	$91	0.45%	$192	0.37%	$313	0.48%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

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

Net Amortization/Accretion. Net amortization/accretion includes recognition of premiums and discounts purchased on mortgage assets and of premiums, discounts and concessions paid on Consolidated Obligation Bonds. Changes in net amortization can be substantial as movements in interest rates affect mortgage prepayment speeds and decisions to retire Consolidated Bonds before their maturity. The relatively large increase in net amortization for the three months ended September 30, 2010 reflected the substantial decrease in mortgage interest rates in the third quarter of 2010, which accelerated actual and projected prepayment speeds and resulted in faster amortization of mortgage premiums.

Prepayment Fees on Advances. Prepayment fees are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before their maturity. Advance prepayments in one period do not necessarily indicate a trend that will continue in future periods. Although the fees we charge for early repayment of certain Advances can be, and in the past have been significant, their amounts were modest in both 2010 and 2009.

Other Components of Net Interest Rate Spread. Excluding net amortization and Advance prepayment fees, the other components of the net interest rate spread decreased by $98 million (37 percent) in the nine-months comparison and by $20 million (26 percent) in the three-months comparison. Several factors, discussed below in estimated order of impact from largest to smallest, were primarily responsible for the reductions in earnings from other components.

Nine-Months Comparison

▪
Narrower portfolio spreads on LIBOR Advances-Unfavorable: We use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of LIBOR-indexed Advances. In the first nine months of 2009, average portfolio spreads on LIBOR-indexed Advances relative to their Discount Note funding were abnormally wider than the 18 to 20 basis points historical average; in some months, the spreads were more than 100 basis points. In the first nine months of 2010, the spreads were close to their historical average.

Spreads had widened because the financial crisis of 2008-2009 raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. Early in the third quarter of 2009, the spread between LIBOR and Discount Notes moved back to approximately its long-term historical level.

The narrowing of spreads continued into 2010. In the third quarter of 2010, the spread between LIBOR and Discount Notes was substantially narrower than its long-term historical level due to the continuing difficulties in the economy. This contributed to the decrease in earnings in the three and nine months ended September 30, 2010 compared to the same periods of 2009.

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: Between September 30, 2009 and September 30, 2010, the low intermediate- and long-term interest rate environment enabled us to retire (call) almost $12 billion of unswapped Bonds before their final maturities and replace them with new Consolidated Obligations, many at substantially lower interest rates. Most of the called Bonds funded mortgage assets. The favorable impact of these actions was somewhat muted because we extended the maturities of the new Bonds in order to reduce market risk exposure to higher interest rates.

▪
Lower net spreads on new mortgage assets-Unfavorable: Between September 30, 2009 and September 30, 2010, we purchased $3.7 billion of new mortgage assets (loans in the Mortgage Purchase Program and mortgage-backed securities). Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgage assets paid down in this period. In part, this was due to our actions to reduce market risk exposure to higher interest rates by extending the maturities of debt issued to fund the new assets.

▪
Decrease in financial leverage due to lower balances of Advances and mortgage assets-Unfavorable: In the first nine months of 2010 compared to the same period of 2009, the average principal balance of interest-earnings assets declined by $17.9 billion: the principal balance of Advances decreased $13.9 billion, the principal balance of mortgage assets (including the Mortgage Purchase Program and mortgage-backed securities) decreased $1.4 billion, and the principal balance of short-term money market instruments decreased $2.6 billion.

Three-Months Comparison

For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the nine-months comparison and in approximately the same relative magnitude.

Average Balance Sheet and Yield/Rates
The following two tables provide yields/rates and average balances for major balance sheet accounts. They provide details on the decreases in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The reductions in the net interest rate spread for the three-month and nine-month comparisons resulted primarily from the net impacts of the factors discussed above in “Other Components of Net Interest Rate Spread.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$32,612	$78	0.95%	$41,530	$110	1.05%
Mortgage loans held for portfolio (2)	8,616	94	4.31	9,761	116	4.70
Federal funds sold and securities purchased under resale agreements	8,571	4	0.19	9,070	4	0.15
Other short-term investments	265	—	0.19	2,275	1	0.23
Interest-bearing deposits in banks (3) (4)	5,333	4	0.28	5,847	4	0.28
Mortgage-backed securities	10,962	125	4.53	12,260	147	4.76
Other long-term investments	3	—	0.81	11	—	4.15
Loans to other FHLBanks	7	—	0.16	29	—	0.15
Total earning assets	66,369	305	1.82	80,783	382	1.88
Allowance for credit losses on mortgage loans (5)	—			—
Other assets	180			272
Total assets	$66,549			$81,055
Liabilities and Capital
Term deposits	$269	—	0.36	$176	—	0.61
Other interest bearing deposits (4)	1,322	—	0.04	1,584	—	0.04
Short-term borrowings	26,673	11	0.17	32,216	16	0.19
Unswapped fixed-rate Consolidated Bonds	23,126	220	3.77	25,413	256	3.99
Unswapped adjustable-rate Consolidated Bonds	1,000	1	0.21	2,853	4	0.54
Swapped Consolidated Bonds	8,978	8	0.37	12,969	12	0.37
Mandatorily redeemable capital stock	388	5	4.50	251	3	5.19
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	61,756	245	1.57	75,462	291	1.53
Non-interest bearing deposits	9			6
Other liabilities	1,246			1,307
Total capital	3,538			4,280
Total liabilities and capital	$66,549			$81,055

Net interest rate spread			0.25%			0.35%
Net interest income and net interest margin (6)		$60	0.36%		$91	0.45%
Average interest-earning assets to interest-bearing liabilities			107.47%			107.05%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were no non-accrual loans for the periods displayed.
(3)
Includes certificates of deposits and bank notes that are classified as available-for-sale securities, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity for available-for-sale securities.

(4)
The average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(5)	Average balance based on recognition of allowance as of September 30, 2010.
(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$32,938	$224	0.91%	$46,953	$495	1.41%
Mortgage loans held for portfolio (2)	8,903	310	4.65	9,557	367	5.14
Federal funds sold and securities purchased under resale agreements	9,022	11	0.17	8,396	10	0.16
Other short-term investments	1,190	1	0.12	801	1	0.24
Interest-bearing deposits in banks (3) (4)	5,386	9	0.24	9,024	23	0.34
Mortgage-backed securities	11,423	397	4.64	12,146	438	4.82
Other long-term investments	6	—	3.25	11	—	4.24
Loans to other FHLBanks	5	—	0.15	14	—	0.14
Total earning assets	68,873	952	1.85	86,902	1,334	2.06
Allowance for credit losses on mortgage loans (5)	—			—
Other assets	232			294
Total assets	$69,105			$87,196
Liabilities and Capital
Term deposits	$217	1	0.39	$140	1	0.93
Other interest bearing deposits (4)	1,452	—	0.04	1,536	1	0.05
Short-term borrowings	26,211	28	0.14	37,708	104	0.37
Unswapped fixed-rate Consolidated Bonds	24,316	699	3.85	25,388	802	4.23
Unswapped adjustable-rate Consolidated Bonds	1,000	1	0.14	4,380	32	0.98
Swapped Consolidated Bonds	10,730	16	0.21	12,111	76	0.84
Mandatorily redeemable capital stock	431	15	4.51	155	5	4.73
Other borrowings	1	—	0.21	2	—	0.07
Total interest-bearing liabilities	64,358	760	1.58	81,420	1,021	1.68
Non-interest bearing deposits	8			5
Other liabilities	1,222			1,429
Total capital	3,517			4,342
Total liabilities and capital	$69,105			$87,196

Net interest rate spread			0.27%			0.38%
Net interest income and net interest margin (6)		$192	0.37%		$313	0.48%
Average interest-earning assets to interest-bearing liabilities			107.02%			106.73%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were no non-accrual loans for the periods displayed.
(3)
Includes certificates of deposits and bank notes that are classified as available-for-sale securities, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity for available-for-sale securities.

(4)
The average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(5)	Average balance based on recognition of allowance as of September 30, 2010.
(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

The average rates on Advances, short-term borrowings, adjustable-rate Bonds, and swapped Bonds decreased mostly because of the sharp declines in short-term LIBOR. The average rates on Federal funds sold and interest-bearing deposits in banks were comparatively stable because the Federal Reserve had dropped the overnight Federal funds rate to its current level by the end of 2008 and deposit rates tended to experience corresponding reductions.

The average rates on mortgage loans held for portfolio and mortgage-backed securities decreased due to the lower yields on new mortgages versus the yields on mortgage that paid down and due to the increase in net amortization.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes these changes and trends in interest income and interest expense.

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2010 over 2009			September 30, 2010 over 2009
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(22)	$(10)	$(32)	$(124)	$(147)	$(271)
Mortgage loans held for portfolio	(13)	(9)	(22)	(24)	(33)	(57)
Federal funds sold and securities purchased under resale agreements	(1)	1	—	1	—	1
Other short-term investments	(1)	—	(1)	1	(1)	—
Interest-bearing deposits in banks	—	—	—	(8)	(6)	(14)
Mortgage-backed securities	(15)	(7)	(22)	(26)	(15)	(41)
Other long-term investments	—	—	—	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—
Total	(52)	(25)	(77)	(180)	(202)	(382)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	(1)	(1)
Short-term borrowings	(3)	(2)	(5)	(25)	(51)	(76)
Unswapped fixed-rate Consolidated Bonds	(22)	(14)	(36)	(33)	(70)	(103)
Unswapped adjustable-rate Consolidated Bonds	(2)	(1)	(3)	(15)	(16)	(31)
Swapped Consolidated Bonds	(4)	—	(4)	(8)	(52)	(60)
Mandatorily redeemable capital stock	2	—	2	10	—	10
Other borrowings	—	—	—	—	—	—
Total	(29)	(17)	(46)	(71)	(190)	(261)
Increase (decrease) in net interest income	$(23)	$(8)	$(31)	$(109)	$(12)	$(121)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the effect of using derivatives on net interest income. The table does not provide the effect on earnings from the non-interest components of derivatives; this is provided in the next section “Non-Interest Income and Non-Interest Expense.”

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Advances (1)	$(106)	$(135)	$(339)	$(377)
Mortgage purchase commitments (2)	1	—	—	3
Consolidated Obligations (1)	20	40	94	112
Decrease to net interest income	$(85)	$(95)	$(245)	$(262)

(1)	Relates to interest rate swap interest.

(2)	Relates to the amortization of derivative fair value adjustments.

The primary reasons we use derivatives, most of which are interest rate swaps, are to manage interest rate risk exposure and to reduce funding costs for Consolidated Obligations. Most of our derivatives synthetically convert the fixed interest rates on the swapped Advances and Consolidated Obligations to adjustable-coupon rates tied to short-term LIBOR (mostly three-month), which normally have lower interest rates than the fixed rates. Our use of derivatives results in a much closer match of actual cash flows between assets and liabilities than would occur otherwise, but has a consequent impact on earnings. This earnings impact was especially pronounced in the interest rate environments of 2009 and 2010, which had very steep yield curves and resulted in an earnings reduction. However, the reduction in earnings from using derivatives was acceptable because it enabled us to significantly lower risk exposure.

See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for the three and nine months ended September 30, 2010 and 2009.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Other Income
Net gains on held-to-maturity securities	$1	$—	$8	$6
Net gains on derivatives and hedging activities	4	5	3	13
Other non-interest income, net	3	2	5	6
Total other income	$8	$7	$16	$25

Other Expense
Compensation and benefits	$8	$8	$22	$22
Other operating expense	4	4	11	11
Finance Agency	1	1	3	2
Office of Finance	—	—	2	2
Other expenses	—	1	1	2
Total other expense	$13	$14	$39	$39
Average total assets	$66,549	$81,055	$69,105	$87,196
Average regulatory capital	3,934	4,537	3,955	4,502
Total other expense to average total assets (1)	0.08%	0.07%	0.08%	0.06%
Total other expense to average regulatory capital (1)	1.36	1.24	1.31	1.15

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities resulted from our sales of mortgage-backed securities, especially in the second quarter of 2010 and the first quarter of 2009. Each of the securities sold had less than 15 percent of the acquired principal outstanding at the time of the sale.

The changes in net gains on derivatives and hedging activities primarily represented unrealized market value adjustments, which resulted principally from the reductions in interest rates, and secondarily represented the amortization of market value gains. The market value adjustments as a percentage of notional derivatives principal were modest, less than 0.05 percentage points. We consider the amount of volatility in these periods to be modest and consistent with the close hedging relationships of our derivative transactions.

Although other expense was relatively stable in the periods shown, it increased as a percent of regulatory capital because of the reduction in capital in 2010 versus 2009.

REFCORP and Affordable Housing Program Assessments

In the first three quarters of 2010, assessments totaled $45 million, which reduced ROE by 1.71 percentage points. In the first three quarters of 2009, assessments totaled $80 million, which reduced ROE by 2.46 percentage points. The relative burden of assessments decreased because net income before assessments fell more than average GAAP capital (45 percent versus 19 percent).

Segment Information

Note 16 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. The table below summarizes each segment's operating results for the three and nine months ended September 30, 2010 and 2009.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended September 30, 2010
Net interest income after provision for credit losses	$45	$11	$56
Net income	$30	$7	$37
Average assets	$57,892	$8,657	$66,549
Assumed average capital allocation	$3,079	$459	$3,538
Return on Average Assets (1)	0.20%	0.32%	0.22%
Return on Average Equity (1)	3.82%	6.07%	4.11%

Three Months Ended September 30, 2009
Net interest income	$67	$24	$91
Net income	$43	$18	$61
Average assets	$71,248	$9,807	$81,055
Assumed average capital allocation	$3,765	$515	$4,280
Return on Average Assets (1)	0.24%	0.75%	0.30%
Return on Average Equity (1)	4.52%	14.32%	5.70%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Nine Months Ended September 30, 2010
Net interest income after provision for credit losses	$130	$58	$188
Net income	$79	$41	$120
Average assets	$60,160	$8,945	$69,105
Assumed average capital allocation	$3,062	$455	$3,517
Return on Average Assets (1)	0.17%	0.62%	0.23%
Return on Average Equity (1)	3.44%	12.24%	4.58%

Nine Months Ended September 30, 2009
Net interest income	$227	$86	$313
Net income	$161	$58	$219
Average assets	$77,594	$9,602	$87,196
Assumed average capital allocation	$3,864	$478	$4,342
Return on Average Assets (1)	0.28%	0.80%	0.34%
Return on Average Equity (1)	5.59%	16.16%	6.75%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
For both the three- and nine-month comparisons, the decrease in net income and ROE reflected primarily a return to an historically-normal spread between LIBOR-indexed Advances and Discount Note funding, reductions in the earnings from capital, lower Advance balances, and narrower net spreads on new mortgage-backed securities compared to the spreads that had been earned on mortgages that paid down. These factors were offset only partially by calls of Consolidated Bonds funding mortgage-backed securities. See the discussion above in “Other Components of Net Interest Rate Spread.”

Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be favorable, while not significantly raising market risk and maintaining modest credit risk. The Program averaged 13 percent of total assets but accounted for 35 percent of earnings in the first nine months of 2010. The decrease in profitability for both the three- and nine-month comparisons resulted from three factors: 1) narrower spreads earned on new mortgages purchased compared to spreads that had been earned on mortgages that paid down, 2) higher net amortization for the Program, including premiums paid on mortgages and concessions recognized on called Bonds, and 3) a $4 million provision for loan losses in the third quarter of 2010. These unfavorable factors were offset only partially by replacing called Bonds with lower cost debt. Without the higher net amortization and the loss provision, ROE in the third quarter would have been approximately 15 percent.

Although this segment can exhibit more earnings volatility relative to short-term interest rates than the Traditional Member Finance segment, we believe the Mortgage Purchase Program will continue to provide competitive risk-adjusted returns and augment earnings available to pay as dividends.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Overview
Market risk exposure, which is the exposure of our earnings and the value of stockholders' capital investment in the FHLBank to unexpected changes and volatility in the market environment and business conditions, is normally one of our largest residual risks. We attempt to minimize market risk exposure while earning a competitive return on members' capital stock investment.

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Two key measures of market risk exposure are presented in the following table. Average results are compiled using data for each month end.

Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
Average Results
2010 Year-to-Date
Market Value of Equity	$3,902	$3,994	$4,059	$4,131	$4,174	$4,164	$4,056
% Change from Flat Case	(5.5)%	(3.3)%	(1.7)%	—	1.0%	0.8%	(1.8)%
2009 Full Year
Market Value of Equity	$4,146	$4,247	$4,324	$4,404	$4,446	$4,442	$4,334
% Change from Flat Case	(5.9)%	(3.6)%	(1.8)%	—	1.0%	0.9%	(1.6)%

Month-End Results
September 30, 2010
Market Value of Equity	$3,759	$3,816	$3,879	$3,991	$4,103	$4,126	$4,035
% Change from Flat Case	(5.8)%	(4.4)%	(2.8)%	—	2.8%	3.4%	1.1%
December 31, 2009
Market Value of Equity	$4,184	$4,251	$4,271	$4,280	$4,256	$4,208	$4,066
% Change from Flat Case	(2.2)%	(0.7)%	(0.2)%	—	(0.6)%	(1.7)%	(5.0)%

Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
Average Results
2010 Year-to-Date	(2.1)	(3.2)	(3.6)	(2.9)	(0.5)	1.5	3.7
2009 Full Year	(2.3)	(3.3)	(3.8)	(2.9)	(0.7)	1.3	3.5

Month-End Results
September 30, 2010	(2.2)	(3.8)	(5.4)	(6.4)	(3.0)	0.3	4.0
December 31, 2009	(0.8)	(0.7)	(0.6)	0.6	1.8	2.8	4.1

In the first nine months of 2010, as in 2009, market risk exposure was moderate and below historical average levels, especially exposure to higher interest rates. In 2009 and the first nine months of 2010, we lowered exposure to higher interest rates, primarily by extending the average maturity of unswapped Bonds used to fund mortgage assets.

Throughout much of the third quarter of 2010, including at September 30, 2010, the duration of equity in the flat rates scenario violated our policy that this measure of market risk exposure be within plus and minus six years. The violation resulted primarily from the low interest rates/high mortgage prices environment, and secondarily from management's action to lower risk exposure to higher interest rates by extending maturities of debt used to fund mortgage assets.

The low duration of equity in the flat rates scenario indicates elevated exposure to further reductions in mortgage rates, as lower rates would accelerate mortgage prepayment speeds and force reinvestment of additional principal in a lower rate environment. However, other measures of market risk, such as earnings simulations (as shown in the tables above) and the sensitivity of the market value of equity and duration of equity to interest rate changes, indicate less severe exposure to lower rates. In addition, the base-case duration of equity has limitations in the current market environment as an accurate measure of risk exposure. It materially overstates the actual amount of earnings and market value exposure to further reductions in mortgage rates and is very sensitive to small changes in rates, mortgage prices, and other market variables. Base-case duration is only one of many measures management considers when assessing market risk exposure. Finally, taking actions to return to compliance with this policy violation would require us to take on a significant amount of additional exposure to higher interest rates.

For all these reasons, the Board of Directors concurred with management's strategy of not taking extraordinary actions to return to compliance and approved a temporary waiver of compliance with the policy limit. Maintaining a large negative duration of equity does indicate that current earnings are under pressure from the low mortgage rates and that we face greater earnings exposure to further decreases in interest rates. Therefore, we are monitoring the market risk profile on a more frequent basis.

Despite the policy violation, based on the market risk metrics, as well as analysis of cash flows and earnings simulations, we expect that profitability will remain competitive even if interest rates were to change by a substantial amount. Profitability could become uncompetitive if long-term rates were to increase immediately and permanently by four percentage points or more, or short-term rates were to increase immediately and permanently to at least eight percent. This amount of extreme change in interest rates would not result in negative earnings, unless possibly, at the extreme, it were coupled with extremely unfavorable changes in many other market and business variables, and it would not threaten to impair our capital stock.

Regarding lower mortgage rates, we made calls of unswapped Bonds totaling $26 billion between the fourth quarter of 2008 and September 30, 2010 and replaced them with new Consolidated Obligations, many of them at significantly lower interest costs. Mortgage prepayments did not increase proportionately to the amount of the Bonds called, in part due to the credit conditions (especially falling home prices) that have made refinancing difficult for many homeowners. The amount of Bonds we called will substantially mitigate (although not completely offset) the lower earnings resulting from a possible large acceleration in mortgage prepayment speeds if mortgage rates decrease again substantially and the lower rates persist for a long period of time.

On September 30, 2010, the mortgage asset portfolio had a net premium balance of $151 million. We project that a 0.50 percentage decrease in the currently low mortgage rates would result in a $17 million immediate one-time increase in net amortization of mortgage asset net premiums (which would lower earnings), while a 2.00 percentage increase to mortgage rates would result in a $10 million immediate one-time decrease in net amortization (which would raise earnings). Although either amount of volatility would result in a substantial change in ROE in the quarter the rate change occurred, it would not materially threaten the competiveness of profitability. Further, the earnings reduction from the change in net amortization would occur for only one quarter.

Market Capitalization Ratios
The following table presents two market capitalization ratios for the current (flat rate) interest rate environment.

	September 30, 2010	December 31, 2009
Market Value of Equity to Book Value of Regulatory Capital	102%	103%
Market Value of Equity to Par Value of Regulatory Capital Stock	115%	114%

Because both ratios were above 100 percent and relatively stable in the first nine months of 2010, they support the assessment that we have a moderate amount of market risk exposure. Currently the ratios are at very favorable (high) levels, due to the combination of generally low mortgage rates, the anomaly of extremely high market prices on mortgage assets, narrower than expected market spreads on new mortgage assets, the Bond calls discussed above, and (for the second ratio) the fact that retained earnings comprise 11 percent of regulatory capital.

Market Risk Exposure of the Mortgage Assets Portfolio
Sensitivities of the market value of equity for the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. Average results are compiled using data for each month end.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
Average Results
2010 Year-to-Date	(18.3)%	(10.8)%	(5.5)%	—	3.2%	2.4%	(5.9)%
2009 Full Year	(25.0)%	(14.8)%	(7.5)%	—	4.0%	4.0%	(4.7)%

Month-End Results
September 30, 2010	(21.6)%	(15.7)%	(9.8)%	—	9.6%	11.8%	4.7%
December 31, 2009	(8.0)%	(2.4)%	(0.7)%	—	(1.9)%	(5.8)%	(17.3)%

These measures indicate that the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet. We believe that our mortgage assets portfolio has a moderate amount of market risk exposure that is consistent with our conservative risk philosophy and cooperative business model. However, as expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet.

Use of Derivatives in Market Risk Management
The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments. The large reduction in Consolidated Obligation swaps was primarily because the cost of Discount Notes decreased relative to swapped funding in the first nine months of 2010 and, secondarily, because of lower Advance balances.

(In millions)		September 30, 2010	December 31, 2009
Hedged Item	Hedging Instrument
Consolidated Obligations	Interest rate swap	$8,954	$15,523
Convertible Advances	Interest rate swap	1,874	2,816
Putable Advances	Interest rate swap	6,786	7,037
Regular Fixed Rate Advances	Interest rate swap	2,692	3,469
Mandatory Delivery Contracts	Commitments to sell to-be-announced mortgage-backed securities	27	—

Total based on Hedged Item(1)		$20,333	$28,845

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

(In millions)	September 30, 2010	December 31, 2009
Shortcut (Fair Value) Treatment
Advances	$4,451	$5,733
Consolidated Obligations	450	450
Total	4,901	6,183
Long-haul (Fair Value) Treatment
Advances	6,717	7,405
Consolidated Obligations	7,554	14,873
Total	14,271	22,278
Economic Hedges
Advances	184	184
Consolidated Obligations	950	200
Mandatory Delivery Contracts	204	79
To-be-announced mortgage-backed securities hedges	27	—
Total	1,365	463
Total Derivatives	$20,537	$28,924

Capital Adequacy

We have always complied with each of the Finance Agency's capital requirements. See the “Capital Resources” section of “Analysis of Financial Condition” and Note 13 of the Notes to Unaudited Financial Statements for more information on our capital adequacy.

Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the material risks we face. The policy establishes a conservative upper amount of adequate retained earnings at $285 million. Given the recent financial and regulatory environment, we believe that an abundance of caution is prudent; therefore, in the last several years we have been carrying a greater amount of retained earnings than required by our policy. On September 30, 2010, we had $425 million of retained earnings.

Credit Risk

Overview
For the reasons detailed below, we believe we have a minimal amount of residual credit risk exposure related to our dealings with members, purchases of investments, and transactions in derivatives.

Credit Services
Overview. We have numerous policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite deterioration in the credit conditions of many of our members and in the value of some pledged collateral over the last two years, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first nine months of 2010. We base this assessment on the following factors:

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

▪	close monitoring of members' financial conditions and repayment capacities;

▪	a risk-focused process for reviewing and verifying the quality, documentation, and administration of pledged loan collateral;

▪	a moderate level of exposure to poorly performing subprime and nontraditional mortgages pledged as collateral; and

▪	a history of never experiencing a credit loss or delinquency on any Advance.
Because of these factors, we have never established a loan loss reserve for Credit Services.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policies is that each member must overcollateralize its borrowings and must maintain borrowing capacity in excess of its credit outstanding. As of September 30, 2010, the over-collateralization resulted in total collateral pledged of $147.1 billion with total borrowing capacity of $91.2 billion. Lower borrowing capacity results because we make downward adjustments to the collateral pledged to recognize risks that may affect its realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

The table below identifies the allocation of pledged collateral as of September 30, 2010. 1-4 Family Residential collateral decreased from the end of 2009, primarily due to lower levels of loans carried on a few large members' balance sheets and also to lower net amounts of eligible collateral due to identification of ineligible loans as a result of collateral due diligence reviews.

	September 30, 2010		December 31, 2009
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)
1-4 Family Residential	61%	$90.4	62%	$94.0
Home Equity Loans	19	28.5	18	27.6
Commercial Real Estate	10	14.6	9	14.0
Bond Securities	8	10.8	9	14.0
Multi-Family	2	2.3	2	2.1
Farm Real Estate	(a)	0.5	(a)	0.5
Total	100%	$147.1	100%	$152.2

(a)	Less than one percent of total pledged collateral.

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

On September 30, 2010, we had $6,051 million of Advances outstanding to former members that had been acquired by financial institutions who are not members of our FHLBank. Of this amount, $5,122 million was supported by subordination or other intercreditor security agreements with other FHLBanks, with collateral totaling $7,433 million based on our required collateral levels. The remainder was collateralized by $438 million of marketable securities and $2,000 million in loan collateral held in our custody.  Subordination agreements mitigate our risk in the event of default of the counterparty FHLBank by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing an incentive to ensure pledged collateral values are sufficient to cover all parties.

Subprime and Nontraditional Mortgage Loan Collateral. Based on our collateral reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately eight percent of pledged collateral meets the definition of “nontraditional.” These percentages have remained steady over the past year.

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

September 30, 2010
(Dollars in billions)
	All Members and Borrowing Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	58	$2.5	31	$0.3	$1.5
2	119	37.3	72	14.6	36.5
3	210	10.2	158	3.6	9.3
4	184	32.3	159	12.6	31.8
5	74	4.8	66	1.3	4.7
6	57	2.2	49	1.8	2.1
7	43	1.9	38	1.3	1.8
Total	745	$91.2	573	$35.5	$87.7

December 31, 2009
(Dollars in billions)

	All Members and Borrowing Nonmembers		All Borrowers
		Collateral-Based		Credit	Collateral-Based
Credit		Borrowing		Services	Borrowing
Rating	Number	Capacity	Number	Outstanding	Capacity
1	66	$2.1	37	$0.3	$1.1
2	129	36.6	82	14.4	35.9
3	155	9.8	116	4.0	9.1
4	202	39.7	176	15.6	39.3
5	71	6.5	60	1.6	6.4
6	80	3.3	73	2.4	3.3
7	45	2.0	41	1.2	1.9
Total	748	$100.0	585	$39.5	$97.0

The left table shows the borrowing capacity (Advances and Letters of Credit) of both members and non-member borrowers. The right side includes only institutions with outstanding credit activity, which includes Advances and Letters of Credit obligations, along with their total borrowing capacity. The lower the numerical rating, the higher our assessment of the member's credit quality. A “4” rating is our assessment of the lowest level of satisfactory performance.

Many of our members continue to be adversely affected by the recession and weak economy with a resulting significant downward trend in our member credit ratings since 2007. As of September 30, 2010, 174 members and borrowing nonmembers (23 percent of the total) had credit ratings of 5 or below, with $8.9 billion of borrowing capacity.

Member Failures, Closures, and Receiverships. There was one member failure in the first nine months of 2010. This institution had approximately $5 million in Advances, all of which were assumed and repaid by another Fifth District member, along with accrued interest and prepayment penalties.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is modest. We base this assessment on the following factors:

▪	the various credit enhancements for conventional loans;

▪	the U.S. government insurance on FHA mortgage loans;

▪	less than $1 million of charge-offs through September 30, 2010 on the approximately 129,000 conventional loans purchased since inception of the Program;

▪	a modest overall amount of delinquencies and defaults experienced in the Program's loan portfolio; and

▪	underwriting and loan characteristics consistent with favorable expected credit performance.

In the third quarter of 2010, we established a $4 million provision for credit losses on mortgage loans to cover actual losses recently experienced ($1 million) and to create an allowance ($3 million) for net credit losses estimated in the portfolio at period end.

Lender Risk Account. The amount of loss claims against the Lender Risk Account in the first nine months of 2010 was approximately $7 million. Since inception of the Program, loss claims have only used approximately $11 million, or 16 percent, of the Lender Risk Account.

Portfolio Loan Characteristics. Our policy is to originate loans that are of high credit quality. The following table shows Fair Isaac and Company (FICO®) credit scores at origination for the conventional loan portfolio. There was little change in the FICO® distribution in the first nine months of 2010.

FICO® Score (1)	September 30, 2010	December 31, 2009
< 620	—%	—%
620 to < 660	4	4
660 to < 700	11	11
700 to < 740	20	19
>= 740	65	66

Weighted Average	750	751

(1)	Represents the original FICO® score of the lowest borrower for the related loan.

High loan-to-value ratios, especially those above 90 percent in which homeowners have little or no equity at stake, are key drivers in potential mortgage delinquencies and defaults. The following tables show loan-to-value ratios for conventional loans based on values at origination dates and values estimated as of September 30, 2010 and December 31, 2009. The estimates of current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Origination Dates			Based On Estimated Current Value
Loan-to-Value	September 30, 2010	December 31, 2009	Loan-to-Value	September 30, 2010	December 31, 2009
<= 60%	21%	21%	<= 60%	29%	31%
> 60% to 70%	18	19	> 60% to 70%	17	20
> 70% to 80%	53	52	> 70% to 80%	25	29
> 80% to 90%	5	5	> 80% to 90%	16	10
> 90%	3	3	> 90% to 100%	6	5
			> 100%	7	5
Weighted Average	70%	70%	Weighted Average	70%	68%

Although there has been some deterioration in the loan-to-value ratios, as expected in the current economic conditions and housing markets, the relatively moderate increases provide further support for our assessment of the credit risk in the Mortgage Purchase Program. As of September 30, 2010, 13 percent of loans were estimated to have current loan-to-value ratios above 90 percent, up from 10 percent at year-end 2009 and up from three percent at origination dates (despite national average housing prices falling by more than 25 percent in the last several years).

As of September 30, 2010, our high risk loans had experienced relatively moderate amounts and percentages of serious delinquencies (delinquencies that are 90 days or more past due or in the process of foreclosure). We believe this provides further support that the Program is comprised of high quality loans:

▪	Of the $269 million of conventional principal balances with FICO® scores below 660 and current loan-to-values less than 100 percent, $10 million (four percent) were seriously delinquent.

▪	Of the $436 million of conventional principal balances with FICO® scores above 660 and current loan-to-values above 100 percent, $22 million (five percent) were seriously delinquent.

▪	Of the $34 million of conventional principal balances with FICO® scores below 660 and current loan-to-values above 100 percent, only $4 million (11 percent) were seriously delinquent.

The geographical allocation of loans in the Program, based on unpaid principal balance of conventional loans, is concentrated in the Midwest (62 percent), with 49 percent of the loans in Ohio. This allocation did not change materially in the first nine months of 2010. The concentration of loans in the Midwest may further increase due to the loss of one of our historically largest sellers of loans originated outside of the Midwest. Loans are less concentrated in the states that historically have had the most exposure to credit problems including foreclosures and housing price declines. In addition, only one percent and four percent of total conventional loans were originated in the depressed real-estate markets of Florida and California, respectively.

Based on the available data, we believe we have little exposure to loans in the Program considered to have individual characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Credit Performance. The Mortgage Purchase Program has had a relatively low amount of delinquencies and foreclosures. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate. The national average is based on a nationally recognized delinquency survey. Over the past few years, our delinquency/foreclosure rates on both conventional and FHA loans have increased substantially but continued to be well below the national averages, and we expect this to continue to be the case.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2010	December 31, 2009
30 to 59 days delinquent and not in foreclosure	$72	$64
60 to 89 days delinquent and not in foreclosure	21	23
90 days or more delinquent and not in foreclosure	16	28
In process of foreclosure (1)	55	43

Serious delinquency rate (2)	1.1%	0.9%

National average serious delinquency rate (3)	4.9	5.0

(1)	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

(2)
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio. The FHLBank's conventional loan portfolio consists only of fixed-rate prime conventional mortgage loans.

(3)	National average of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data.

The following table presents additional information on FHA and conventional loans that are past due at the dates indicated, as well as the changes in the allowance for credit losses on mortgage loans.

(In millions)	September 30, 2010	December 31, 2009
Total par value past due 90 days or more and still accruing interest	$130	$135

Allowance for credit losses on mortgage loans at December 31, 2009	$—
Charge-offs	(1)
Provision for credit losses	4
Allowance for credit losses on mortgage loans at September 30, 2010	$3

We have performed analyses to determine potential ranges of credit risk exposure, including stressed scenarios, in the Mortgage Purchase Program. Based on these analyses, we do not expect a substantial reduction in the overall profitability of the Program.

Credit Risk Exposure to Supplemental Insurance Providers. The following table presents information on the concentration of supplemental mortgage insurance providers for our conventional loans and their related credit ratings as of September 30, 2010.

	Percent of	Credit Rating
	Portfolio	S&P	Moody's	Fitch
Mortgage Guaranty Insurance Corporation (MGIC)	52%	B+	Ba3	N/A
Genworth Residential Mortgage Insurance Corporation (Genworth)	48	BBB-	Baa2	N/A
Total	100%

Genworth is our current sole provider of supplemental mortgage insurance for new business. We discontinued committing new business with MGIC in 2008, although 52 percent of our loans outstanding have supplemental mortgage insurance underwritten by MGIC. We subject both supplemental mortgage insurance providers to a standard credit underwriting analysis. At September 30, 2010, the net exposure to both providers, after consideration of the protection afforded by the Lender Risk Account, was an estimated $2 million. We believe this constitutes an acceptable amount of exposure under the very extreme scenario of the entire conventional portfolio defaulting and the insurance providers being financially unable to pay any of the resulting claims. Because of these factors, we believe we have a very small amount of credit risk exposure to these providers. See the related discussion in “Business Outlook and Update on Risk Factors” of the “Executive Overview.”

Investments
Money Market Investments. The following table presents the par amount of deposits held at the Federal Reserve and unsecured money market investments outstanding in relation to the counterparties' long-term credit ratings provided by Moody's, Standard & Poor's, and/or Fitch Advisory Services. We believe our short-term unsecured investments are made with counterparties who have a strong ability to repay principal and interest.

(In millions)	September 30, 2010	December 31, 2009
Federal Reserve deposits (1)	$38	$1,807
Aaa/AAA	—	—
Aa/AA	7,240	6,830
A	4,580	1,990
Baa/BBB	—	—
Total	$11,858	$10,627

(1)	Federal Reserve deposit balances are included in Cash and due from banks on the Statements of Condition.

The unsecured investments exclude U.S. Treasury securities and short-term Discount Notes issued by Freddie Mac and Fannie Mae, which we may hold as trading securities to augment liquidity and which we believe are fully secured by guarantee of the U.S. government. The investment in Federal Reserve deposits at the end of 2009 resulted from our decision to keep funds at the Federal Reserve instead of investing with traditional unsecured counterparties due to the zero or negative interest rates available on overnight investments with those counterparties on that date.

Mortgage-Backed Securities. Historically, almost all of our mortgage-backed securities have been GSE securities issued by Fannie Mae or Freddie Mac. As indicated in Note 5 of the Notes to Unaudited Financial Statements, at September 30, 2010, our mortgage-backed securities issued by GSEs in the held-to-maturity securities portfolio had an estimated net unrealized gain totaling $479 million, which was four percent of their amortized cost. The gain reflects the lower overall level of mortgage rates at September 30, 2010, compared to when the securities were originated, and elevated market prices on GSE mortgage-backed securities. The elevated market prices are commonly attributed to the combination of the high demand for mortgage-related securities (including from the Federal Reserve), the view of market participants that GSE mortgage-backed securities have little if any credit risk, the currently reduced prepayment risk, and a relative lack of supply of new mortgage securities.

The following table presents the unpaid principal balance and fair value of our portfolio of six private-label mortgage-backed securities as a percent of unpaid principal balance. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.” As of September 30, 2010, the private-label mortgage-backed securities on average had paid down 85 percent of their original principal balances.

(Dollars in millions)	Fair Value	Unpaid Principal Balance	Fair Value as a Percent of Unpaid Principal Balance
September 30, 2010	$117	$115	102.1%
December 31, 2009	187	187	99.9

Unlike GSE and agency mortgage-backed securities, our holdings of private-label mortgage-backed securities expose us to credit risk because the issuers do not guarantee principal and interest payments. We believe our private-label securities are composed of high quality mortgages and have had, and will continue to have, a minimal amount of credit risk. We base this assessment on the following factors, among other things.

▪	Each carries increased credit subordination.

▪
Each is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003 or earlier, not in more recent years when the largest numbers of the mortgages with current and expected credit issues were issued.

▪
Each has loan characteristics consistent with favorable expected credit performance. The average original FICO® score was 741, and the average current estimated loan-to-value ratio at September 30, 2010 was 50 percent.

▪
Each has a strong and seasoned credit performance history. At September 30, 2010, the 60-day or more delinquency rate was 0.59 percent and a minor amount (0.35 percent) of the loans backing the securities were in foreclosure or real-estate owned.

The following table summarizes the credit support of our private-label mortgage-backed securities. Credit support significantly exceeds collateral delinquencies.

	Original Weighted-Average Credit Support	Current Weighted- Average Credit Support	Minimum Current Credit Support (1)	Weighted Average Collateral Delinquency (2)	Maximum Current Collateral Delinquency (1) (2)
Private-label mortgage-backed securities
September 30, 2010	4.7%	8.6%	5.7%	0.94%	2.03%
December 31, 2009	4.7	7.6	5.4	0.54	0.76

(1)	Represents percentage applicable to an individual security holding within the private-label mortgage-backed securities portfolio.

(2)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

Based on these factors, we did not consider any of our investments to be other-than-temporarily impaired at September 30, 2010 or any other past date.

Derivatives
Credit Risk Exposure. The table below presents, as of September 30, 2010, the gross credit risk exposure (i.e., the market value) of interest rate swap derivatives outstanding, as well as the net unsecured exposure.

(Dollars in millions)
Credit Rating Category (1)	Number of Counterparties	Notional Principal	Gross Credit Exposure	Fair Value of Collateral Held	Net Unsecured Exposure
Aaa/AAA	—	$—	$—	$—	$—
Aa/AA	6	7,756	2	—	2
A	8	12,550	6	(5)	1
Total	14	$20,306	$8	$(5)	$3

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

The following table presents, as of September 30, 2010 and December 31, 2009, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding. The allocation changed as presented. Although we cannot predict if we will realize credit or market risk losses from any of our derivatives counterparties, we continue to have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

(In millions)
September 30, 2010				December 31, 2009
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Barclays Bank PLC	Aa/AA	$5,065	$—	Barclays Bank PLC	Aa/AA	$5,569	$—
Deutsche Bank AG	A	2,365	—	Bank of America, N.A.	A	4,189	—
All others (12 counterparties)	A to Aa/AA	12,876	3	Credit Suisse International	A	3,111	3
Total		$20,306	$3	All others (11 counterparties)	A to Aa/AA	15,976	6
				Total		$28,845	$9

Lehman Brothers Derivatives. On September 15, 2008, Lehman Brothers Holdings, Inc. ("Lehman Brothers") filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. ("LBSF"), with a total notional principal amount of $5.7 billion. Under the provisions of our master agreement with LBSF, all of these swaps automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The close-out provisions of the Agreement required us to pay LBSF a net fee of approximately $189 million, which represented the swaps' total estimated market value at the close of business on Friday, September 12, 2008. We paid LBSF approximately $14 million to settle all of the transactions, comprised of the $189 million market value fee minus the value of collateral we had delivered previously and other interest and expenses. On Tuesday, September 16, 2008, we replaced these swaps with new swaps transacted with other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net fee of approximately $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.

The $43 million difference between the settlement amount we paid Lehman and the market value fee we received on the replacement swaps represented an economic gain to us based on changes in the interest rate environment between the termination date and the replacement date. Although the difference was a gain to us in this instance, because it represented exposure from terminating and replacing derivatives, it could have been a loss if the interest rate environment had been different. We will amortize the gain into earnings according to the swaps' final maturities, most of which will occur by the end of 2012.

In early March 2010, representatives of the Lehman bankruptcy estate advised us that they believed that we had been unjustly enriched and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount we paid Lehman and the market value fee we received on the replacement swaps. In early May 2010, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management participated in a non-binding mediation in New York on August 25, 2010, and our legal counsel continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded on October 15, 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. We believe that we correctly calculated, and fully satisfied, our obligation to Lehman in September 2008, and we intend to vigorously dispute any claim for additional amounts.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding, liquidity, and market risk management is through cost effective access to the capital markets for participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and for execution of derivative transactions. This also is the fundamental source of the FHLBank System's business franchise. We believe that in the first nine months of 2010 our liquidity position remained strong and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt or pay competitive dividends is remote.

As shown on the Statements of Cash Flows, in the first nine months of 2010, our share of participations in debt issuance totaled $447.7 billion for Discount Notes and $14.4 billion for Consolidated Bonds. The System's triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

We must meet both operational and contingency liquidity requirements. In the first nine months of 2010, as in prior years, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations.

Contingency Liquidity Requirement
The following table presents the components of our contingency liquidity reserves. We continued to hold an ample amount of liquidity reserves to protect against impaired access to the debt markets for at least seven business days.

Contingency Liquidity Requirement (In millions)	September 30, 2010	December 31, 2009
Total Contingency Liquidity Reserves (1)	$26,459	$21,199
Total Requirement (2)	(9,869)	(6,937)
Excess Contingency Liquidity Available	$16,590	$14,262

(1)     Includes, among others, cash, overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available-for-sale negotiable securities, and 75 percent of the market value of held-to-maturity obligations of the United States, U.S. government agencies and mortgage-backed securities.

(2)    Includes maturing net liabilities in the next seven business days, assets traded not yet settled, Advance commitments outstanding, Advances maturing in the next seven business days, and a three percent hypothetical increase in Advances.

Deposit Reserve Requirement
To support our member deposits, we also must meet a statutory deposit reserve requirement. The following table presents the components of this liquidity requirement.

Deposit Reserve Requirement (In millions)	September 30, 2010	December 31, 2009
Total Eligible Deposit Reserves	$30,241	$33,465
Total Member Deposits	(1,513)	(2,077)
Excess Deposit Reserves	$28,728	$31,388

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2010. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2009, and changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$10,245	$8,880	$4,769	$7,443	$31,337
Capital lease obligations	—	—	—	—	—
Operating leases (include premises and equipment)	1	2	1	—	4
Mandatorily redeemable capital stock	12	45	311	—	368
Commitments to fund mortgage loans	204	—	—	—	204
Pension and other postretirement benefit obligations	2	3	4	15	24
Total Contractual Obligations	$10,464	$8,930	$5,085	$7,458	$31,937

(1)    Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at September 30, 2010. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2009, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$5	$—	$—	$—	$5
Standby Letters of Credit	5,750	104	29	67	5,950
Standby bond purchase agreements	—	400	—	—	400
Consolidated Obligations traded, not yet settled	25	1,000	45	190	1,260
Total off-balance sheet items	$5,780	$1,504	$74	$257	$7,615

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk during the first nine months of 2010.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.        Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2010, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of September 30, 2010, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2010, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors.

Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $2.8 million of such credit support during the three months ended September 30, 2010. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.    Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of November 2010.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Senior Vice President, Controller (principal financial officer)

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document incorporated by reference, filed or furnished, as indicated below

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.