Form 10-K
period 2010-12-31
Federal Home Loan Bank of Cincinnati
filed 2011-03-18
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant's telephone number, including area code
(513) 852-7500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class B Stock, par value $100 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d).
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☒ No

As of February 28, 2011, the registrant had 30,958,704 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

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

The FHLBank System also includes the Federal Housing Finance Agency (Finance Agency) and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Agency oversees the conservatorships of Fannie Mae and Freddie Mac. The Office of Finance is a joint office of the District Banks established and regulated by the Finance Agency to facilitate the issuing and servicing of the FHLBank System's Consolidated Obligations.

In addition to being GSEs, the FHLBanks are cooperative institutions. This means that our stockholders are also our primary customers. Private-sector financial institutions voluntarily become members of our FHLBank and purchase capital stock in order to gain access to products and services. Only members can purchase capital stock. All Fifth District federally insured depository institutions, insurance companies that engage in residential housing finance, and community development financial institutions that meet standard eligibility requirements are permitted to apply for membership. By law, an institution is permitted to be a member of only one Federal Home Loan Bank, although a holding company through its subsidiaries may have memberships in more than one District Bank.

We require each member to own capital stock as a condition of membership and to hold additional stock above the membership stock amount when utilizing certain services. We issue, redeem, and repurchase capital stock only at its stated par value of $100 per share. By law, our stock is not publicly traded.

The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 17-member Board of Directors, all of whom our members elect. Ten directors are officers and/or directors of our member institutions, while the remaining directors are independent directors who represent the public interest.

The number of our members has been relatively stable in the last 10 years, ranging between 720 and 760. At the end of 2010, we had 735 members. As of December 31, 2010, we had 193 full-time employees and 4 part-time employees. Our employees are not represented by a collective bargaining unit.

Mission and Corporate Objectives

The FHLBank's mission is to provide financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing and flow of credit for housing and community lending throughout the Fifth District. We raise private-sector capital from member stockholders and issue high-quality debt in the capital markets with other FHLBanks to provide members with competitive services and a competitive return on their FHLBank capital investment through quarterly dividend payments. The services primarily include a reliable, readily available, low-cost source of funds called Advances and purchases of mortgage loans sold by our qualifying members. An important component of our mission related to public sector sponsorship is providing affordable housing programs and activities to support members in their efforts to assist low- and moderate- income people and communities.

Our corporate objectives are to:

▪	operate safely and soundly, remain able to raise funds in the capital markets, and optimize our counterparty and deposit ratings;

▪	expand business activity with members;

▪	earn and pay a stable long-term competitive return on members' capital stock;

▪	maximize the effectiveness of contributions to Housing and Community Investment programs; and

▪	maintain effective corporate governance processes.

To accomplish these objectives, we operate with a risk adverse philosophy. We strive to maintain modest exposure to business, market, credit, and operational risks and to operate with ample liquidity and capitalization. We believe our business is financially sound, conservatively managed, and well capitalized on a risk-adjusted basis.

Our company's cooperative ownership structure and the constant par value of stockholders' capital investment mean that member stockholders derive value from two sources: the competitive prices, terms, and characteristics of our products, and a competitive dividend return on their capital investment.

In order to maximize these two sources of membership value, we must strike a balance between offering more attractively priced products, which tend to lower dividend payments, and paying attractive dividends. We believe members' investment in our capital stock is comparable to investing in high-grade short-term, or adjustable-rate, money market instruments or in adjustable-rate preferred equity instruments. Therefore, we structure our risk exposure so that earnings tend to move in the same direction as changes in short-term market rates. Having relatively stable levels of profitability measured against short-term market rates furnishes member stockholders a degree of predictability on their dividend returns. One measure of the degree to which we have been successful in paying competitive dividends is that relatively few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.

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

To help us achieve our mission, we invest in highly-rated debt instruments of financial institutions and the U.S. government and in mortgage-related securities. In practice, these investments normally include liquidity instruments and longer-term mortgage-backed securities. Investments furnish liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.

Our primary source of funding and liquidity is through participation in the issuance of the FHLBank System's unsecured debt securities - Consolidated Obligations - in the capital markets. A secondary source of funding is our capital. Obligations are the joint and several obligations of all 12 FHLBanks, backed only by the financial resources of these institutions. A critical component of the success of our operations is the ability to regularly issue Obligations under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR)) compared with many other financial institutions. We also execute cost-effective derivative transactions to help hedge market risk exposure. These capabilities enable us to offer members a wide range of Mission Asset Activity and enable members to access the capital markets, through their activities with the FHLBank, in ways that they may be unable to do without our services.

The System's comparative advantage in funding is due largely to its GSE status, which is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) and Standard & Poor's currently assign, and historically have assigned, the System's Obligations the highest ratings available: long-term debt is rated Aaa by Moody's and AAA by Standard & Poor's, and short-term debt is rated P-1 by Moody's and A-1+ by Standard & Poor's. These two rating agencies also assign the highest counterparty and deposit ratings available (triple-A) to our FHLBank. These ratings indicate a belief that the FHLBanks have an extremely strong capacity to meet their commitments to pay timely principal and interest on their debt and that the debt is considered to be of the highest quality with minimal credit risk. Maintaining these ratings is vital to fulfilling our mission. No FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, any Obligation.

The agencies' rationales for the System's and our ratings include the FHLBank System's status as a GSE, the joint and several liability for Obligations, excellent overall asset quality, strong liquidity, conservative use of derivatives, adequate capitalization relative to our risk profile, and a stable capital structure.

A credit rating is not a recommendation to buy, sell or hold securities. A rating organization may revise or withdraw its ratings at any time, and each rating should be evaluated independently of any other rating. We cannot predict what future actions, if any, a rating organization may take regarding the System's and our ratings.

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

The largest component of earnings is net interest income, which equals interest income minus interest expense. We derive net interest income from the interest rate spread earned on assets and the use of financial leverage. Each of these can vary over time with changes in market conditions, including most importantly interest rates, business conditions and our risk management activities. The interest rate spread is the difference between the interest we earn on assets and the interest we pay on liabilities. Financial leverage results from funding a portion of interest-earning assets with capital on which we do not pay interest.

Regulatory Oversight

The Finance Agency is headed by a director (the Director) who has sole authority to promulgate Agency regulations and to make other Agency decisions. The Finance Agency is charged with ensuring that each FHLBank carries out its housing and community development finance mission, remains adequately capitalized, operates in a safe and sound manner, and complies with Finance Agency Regulations.

To carry out these responsibilities, the Finance Agency conducts on-site examinations at least annually of each FHLBank, as well as periodic on- and off-site reviews, and receives monthly information on each FHLBank's financial condition and operating results. While an individual FHLBank has substantial discretion in governance and operational structure, the Finance Agency maintains broad supervisory and regulatory authority. In addition, the Comptroller General has authority to audit or examine the Finance Agency and the FHLBanks, to decide the extent to which the FHLBanks fairly and effectively fulfill the purposes of the FHLBank Act, and to review any audit, or conduct its own audit, of the financial statements of an FHLBank.

BUSINESS SEGMENTS

We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity in two business segments: Traditional Member Finance and the Mortgage Purchase Program. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLBank. See the “Segment Information” section of “Results of Operations” in Item 7 and Note 19 of the Notes to Financial Statements for more information on our business segments, including their results of operations.

Traditional Member Finance

Credit Services
Features. Advances provide members competitively priced sources of funding to manage their asset/liability and liquidity needs. Advances can both complement and be alternatives to retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient, fast, and continual access to funds for our members, which we believe provides them with substantial benefits. In most cases members can access funds on a same-day basis.

Each member is required to supply us with a security interest in eligible collateral with an estimated value in excess of total Advances and Letters of Credit. Collateral is comprised primarily of 1-4 family residential mortgage loans. We believe that the combination of conservative collateral policies and risk-based credit underwriting activities effectively mitigate credit risk associated with Advances. We have never experienced a credit loss on Advances, nor have we ever determined it necessary to establish a loss reserve. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” and Notes 9 and 11 of the Notes to Financial Statements have more detail on our credit risk management of member borrowings.

Letters of Credit are collateralized contractual commitments we issue on a member's behalf to guarantee its performance to third parties. A Letter of Credit may obligate us to make direct payments to a third party, in which case it is treated as an Advance to the member. The most popular use of Letters of Credit is as collateral supporting public unit deposits, which are deposits held by governmental units at financial institutions. Our Letters of Credit have a triple-A rating because of our triple-A long-term credit ratings. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized.

We price 13 standard Advance programs every business day and several other standard programs on demand. We also offer customized, non-standard Advances that fall under one of the standard programs. Having diverse programs gives members the flexibility to choose and customize their borrowings according to size, maturity, interest rate, interest rate index (for adjustable-rate coupons), interest rate options, and other features.

Advance Programs. Repurchase based (REPO) Advances are short-term, fixed-rate instruments structured similarly to repurchase agreements from investment banks, with one principal difference. Members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as they do in a repurchase agreement. A majority of REPO Advances outstanding tend to have overnight maturities.

LIBOR Advances have adjustable interest rates typically priced off 1- or 3-month LIBOR indices. Generally, prepayment is permitted without a fee if it is made on a repricing date.

Regular Fixed Rate Advances have terms of three months to 30 years, with interest normally paid monthly and principal repayment normally at maturity. Members may choose to purchase call options on these Advances, although in the last 5 years, balances with call options have been at or close to zero.

Putable and Convertible Advances are fixed- or adjustable-rate Advances that provide us an option to terminate the Advance (for the Putable) or an option to convert it to a LIBOR Advance (for the Convertible), usually after an initial “lockout” period. Selling us these options enables members to secure lower rates on Putable/Convertible Advances compared to Regular Fixed Rate Advances with the same final maturity. Although we stopped offering Convertible Advances at the beginning of 2006, we still have outstanding balances.

Mortgage-Related Advances are fixed-rate, amortizing Advances with final maturities of 5 to 30 years. Some of these Advances, at the choice of the member, have prepayment options without fees.

We also offer several other Advance programs that have smaller outstanding balances.

Advance Prepayment Fees. For many Advance programs, Finance Agency Regulations require us to charge members prepayment fees for early termination of principal when the early termination results in an economic loss to us. We do not charge prepayment fees for certain Advance programs. Some Advance programs are structured as non-prepayable, such as REPO Advances.

We determine prepayment fees using standard present-value calculations that make us economically indifferent to the prepayment. The prepayment fee equals the present value of the estimated profit that we would have earned over the remaining life of the prepaid Advance. If a member prepays principal on an Advance that we have hedged with an interest rate swap, we may also assess the member a fee to compensate us for the cost we incur in terminating the swap before its stated final maturity.

Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year's regulatory income. See Note 15 of the Notes to Financial Statements for a complete description of the Affordable Housing calculation. This assessment is mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA).

The Affordable Housing Program consists of a competitive program and a homeownership set-aside program, called the Welcome Home Program. Under the competitive program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in semiannual offerings. Under the Welcome Home Program, funds are normally available beginning in March until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. Up to 35 percent of the Affordable Housing accrual is set aside for the Welcome Home Program and the remainder allocated to the competitive program. Our Board of Directors also may allocate funds to voluntary housing programs, which it reviews annually. In 2010, the Board allocated $1.0 million for the Carol M. Peterson Housing Fund. The funds will be used as grants to pay for materials to build ramps for mobility restricted homeowners.

Two other housing programs that fall outside the auspices of the Affordable Housing Program are the Community Investment Program and the smaller Economic Development Advance Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds plus three basis points. Members use the Community Investment Program to serve housing needs of low- and moderate-income people and, under certain conditions, community economic development projects; they use Economic Development Advances exclusively for economic development projects.

Investments
We hold both liquidity investments, most of which have historically been short-term instruments, and longer-term investments. Liquidity investments are comprised of overnight and term Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, and debt securities issued by the U.S. government or its agencies. We also may place deposits with the Federal Reserve Bank.

We are also permitted to purchase the following other investments, most of which have longer-term original maturities:

▪	mortgage-backed securities and collateralized mortgage obligations supported by mortgage securities (together, referred to as mortgage-backed securities) and issued by GSEs or private issuers;

▪	asset-backed securities collateralized by manufactured housing loans or home equity loans and issued by GSEs or private issuers; and

▪
marketable direct obligations of certain government units or agencies (such as state housing finance agencies) that supply needed funding for housing or community lending and that do not exceed 20 percent of our regulatory capital.

These other investments must be rated triple-A by Moody's or Standard & Poor's on their purchase dates. We have never purchased any asset-backed security and historically have limited our purchases of privately-issued mortgage-backed securities to a small percentage of our total investments. Per regulation, the total investment in mortgage-backed securities and asset-backed securities may not exceed, on a book value basis, 300 percent of previous month-end regulatory capital on the day we purchase the securities. (See the “Capital Resources” section below for the definition of regulatory capital.)

There are five ways the investments portfolio helps achieve our corporate objectives:

▪
Liquidity management. As their name implies, liquidity investments help us manage liquidity and support our ability to fund most Advances on the same day members request them. We can structure short-term debt issuances so that the liquidity investments mature sooner than this debt, providing a source of contingent liquidity. We also may be able to transform certain investments to cash without a significant loss of value.

▪	Earnings enhancement. The investments portfolio assists with earning a competitive return on capital, which also increases our commitment to Housing and Community Investment programs.

▪
Market risk management. Liquidity investments help stabilize earnings because they typically earn a relatively stable spread to the cost of debt issued to fund them, with less market risk than mortgage assets.

▪
Debt issuance management. Maintaining a short-term liquidity investment portfolio can help us participate in attractively priced debt issuances, on an opportunistic basis. We can temporarily invest proceeds from debt issuances in short-term liquid assets and quickly access them to fund demand for Mission Asset Activity, rather than having debt issuances dictated solely by the timing of member demand.

▪
Support of housing market. Investment in mortgage-backed securities and state housing finance agency bonds directly supports the residential mortgage market by providing capital and financing for mortgages.

We strive to ensure our investment purchases have a moderate degree of market risk and limited credit risk, which tends to lower the returns we can expect to earn on these securities. We believe that a philosophy of purchasing investments with a high degree of market or credit risk would be inconsistent with our public sponsorship and GSE status. Finance Agency Regulations and our internal policies specify general guidelines for, and relatively tight constraints on, the types, amounts, and risk profile of investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We are permitted to invest only in the instruments of counterparties with high credit ratings, and because of our investment policies and practices, we believe all of our investments have high credit quality. We have never had a credit loss or credit-related write down of any investment security. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” has more detail on our credit risk management of investments.

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

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

Features and Benefits of the Mortgage Purchase Program
Finance Agency Regulations permit the FHLBanks to purchase and hold specified mortgage loans from their members. We offer the Mortgage Purchase Program, which directly supports our public policy mission of supporting housing finance. By selling mortgage loans to us, members can increase their balance sheet liquidity and reduce their interest rate and mortgage prepayment risks. Our Program, along with similar programs at other FHLBanks, promotes a greater degree of competition among mortgage investors. It also enables small- and medium-sized community-based financial institutions to use their existing relationship with us to participate more effectively in the secondary mortgage market. Finally, the Program enhances our long-term profitability on a risk-adjusted basis, which augments the return on member stockholders' capital investment.

Under the Mortgage Purchase Program, we purchase two types of loans: qualifying conforming fixed-rate conventional 1-4 family residential loans and residential mortgages fully guaranteed by the Federal Housing Administration (FHA). Members approved to sell us loans are referred to as Participating Financial Institutions (PFIs).We hold purchased mortgage loans on our balance sheet and account for them as mortgage loans held for portfolio. Although we are permitted to purchase qualifying mortgage loans originated within any state or territory of the United States, we currently do not purchase loans originated in New York, Massachusetts, Maine, Rhode Island or New Jersey due to features of those states' Anti-Predatory Lending laws that are less restrictive than we prefer.

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2011, the Finance Agency established that limit at $417,000, the same as 2006-2010, with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. Our policies prohibit us from purchasing conforming mortgages subject to these higher amounts.

Loan Purchase Process
A Master Commitment Contract is negotiated with each PFI, in which the PFI agrees to make a best efforts attempt to sell us a specific dollar amount of loans over a nine-month period. We purchase loans pursuant to a Mandatory Delivery Contract, which is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices. Shortly before delivering the loans that will fill the Mandatory Delivery Contract, the PFI must submit loan level detail including underwriting information. We apply procedures through the automated Loan Acquisition System designed to screen out loans that do not comply with our policies. Our underwriting guidelines generally mirror those of Fannie Mae and Freddie Mac for conforming conventional loans, although our guidelines and pool composition requirements are more conservative in a number of ways in order to further limit credit risk exposure. PFIs are required to make certain representations and warranties against our underwriting guidelines on the loans they sell to us. If loans are sold in breach of those representations and warranties, we have the contractual right to require the PFI to repurchase those loans.

Allocation of Activities and Risks Between Members and the FHLBank
A unique feature of the Mortgage Purchase Program is that it separates the various activities and risks associated with residential mortgage lending for conventional loans. We manage the funding of the loans, interest rate risk (including prepayment risk), and liquidity risk. PFIs manage marketing, originating and, in most cases, servicing. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). Because PFIs manage and bear most of the credit risk, they do not pay us a guarantee fee to transfer credit risk. The conventional Program has a feature, the Lender Risk Account, that helps us manage residual credit risk. The Lender Risk Account is a purchase-price holdback that PFIs may receive back from us, starting five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. Actual loan losses are deducted against the amount we return to the PFI. The Lender Risk Account provides PFIs with a strong incentive to sell us high quality performing mortgage loans. Because of the FHA guarantee, we bear no credit risk on purchased FHA loans.

Credit risk exposure is mitigated for conventional loans through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, include (in order of priority) primary mortgage insurance (when applicable), the Lender Risk Account, and Supplemental Mortgage Insurance (when applicable) that the PFI purchases from one of our approved third-party providers naming us as the beneficiary. Beginning in February 2011, we discontinued use of Supplemental Mortgage Insurance for new loan purchases, while we also expanded use of the Lender Risk Account and began aggregating loan purchases into larger pools. We believe these changes will further mitigate our credit risk exposure. The amount of credit enhancements needed to protect us against credit losses is determined through use of a third-party default model. The totality of the credit enhancements have historically protected us against credit risk exposure on each conventional loan down to approximately a 50 percent “loan-to-value” level at the time of origination, subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy. The "Business Outlook" section in the "Executive Overview" of Item 7 has more information on the changes in credit enhancement structure. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” has more detail on our credit risk management of the Mortgage Purchase Program.

Earnings from the Mortgage Purchase Program
We generate earnings in the Program from monthly interest payments minus the cost of funding and the cost of hedging the Program's interest rate risk. Interest income on each loan is computed as the mortgage note rate multiplied by the loan's principal balance:

▪	minus servicing costs (0.25 percent for conventional loans and 0.44 percent for FHA loans);

▪	minus the cost of Supplemental Mortgage Insurance (as applicable); and

▪	adjusted for the amortization of purchase premiums or the accretion of purchase discounts and for the amortization or accretion of fair value adjustments on commitments.

For new loan purchases, we consider the cost of the Lender Risk Account when we set conventional loan prices and evaluate the Program's expected return. The pricing of each structure depends on a number of factors and is specific to the PFI and to the loan pool. We do not receive fees or income for retaining the risk of losses in excess of any credit enhancements.

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

Bonds may have fixed or adjustable (i.e., variable) rates of interest. Fixed-rate Bonds are either noncallable or callable. Generally, our adjustable-rate Bonds use LIBOR for interest rate resets. In the last three years, we have not issued step-up Bonds, range Bonds, zero coupon Bonds or other similarly complex instruments. The maturity of Bonds typically ranges from one year to 20 years. We participate in the issuance of Discount Notes to fund short-term Advances, adjustable-rate Advances, swapped Advances, liquidity investments, and a portion of longer-term fixed-rate assets. Discount Notes have maturities from one day to one year, with most of ours normally maturing within three months.

There are frequent changes in the interest rates and prices of Obligations and in their interest cost relationship to other products such as U.S. Treasury securities and LIBOR. Interest costs are affected by a multitude of factors including (but not limited to): overall economic and credit conditions; credit ratings of the FHLBank System; investor demand and preferences for our debt securities; the level of interest rates and the shape of the U.S. Treasury curve and the LIBOR swap curve; and the supply, volume, timing, and characteristics of debt issuances by the FHLBanks, other GSEs, and other highly rated issuers.

Finance Agency Regulations govern the issuance of Consolidated Obligations. The Office of Finance services Obligations, prepares the FHLBank System's quarterly and annual combined financial statements, serves as a source of information for the FHLBanks on capital market developments, and administers REFCORP and the Financing Corporation. REFCORP and the Financing Corporation are separate corporations established by Congress to provide funding for the resolution and disposition of insolvent savings institutions.

We have the primary liability for our portion of Obligations, i.e., those issued on our behalf for which we receive the proceeds. However, we also are jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all Obligations. If we do not pay the principal or interest in full when due on any Obligation issued on our FHLBank's behalf, we are prohibited from paying dividends or redeeming or repurchasing shares of capital stock. If another FHLBank were unable to repay its participation in an Obligation for which it is the primary obligor, the Finance Agency could call on each of the other FHLBanks to repay all or part of the Obligation. The Finance Agency has never invoked this authority.

An FHLBank may not issue individual debt securities without Finance Agency approval.

LIQUIDITY

The FHLBank's operations require a continual and substantial amount of liquidity to provide members access to timely Advance funding and mortgage loan sales in all financial environments and to meet financial obligations (primarily maturing Consolidated Obligations) as they come due in a timely and cost-efficient manner. Liquidity risk is the risk that we will be unable to satisfy these obligations or to meet the Advance and Mortgage Purchase Program funding needs of members in a timely and cost-efficient manner. Liquidity requirements are significant because Advance balances can be highly volatile, many have short-term maturities, and we strive to offer access to Advances on the same day members request them. We regularly monitor liquidity risks and the investment and cash resources available to meet liquidity needs, as well as statutory and regulatory liquidity requirements.

Because Obligations are triple-A rated and because the FHLBank System is one of the largest sellers of debt in the worldwide capital markets, the System historically has been able to satisfy its liquidity needs through flexible debt issuance across a wide range of structures at relatively favorable spreads to benchmark market interest rates. During the financial crisis of late 2008 and early 2009, the System had a reduced ability to issue long-term Obligations. However, the System continued to be able to issue shorter-term Discount Notes and callable Bonds in adequate amounts and at cost effective rates to maintain sufficient liquidity and funding for our operations.

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

CAPITAL RESOURCES

Capital Plan

Basic Characteristics
Our Capital Plan enables us to efficiently expand and contract capital needed to capitalize assets in response to changes in the membership base and their credit needs. We have always offered only one class of capital stock, Class B, which is conditionally redeemable upon a member's five-year advance written notice. The Capital Plan permits us to issue shares of capital stock only under the following circumstances:

▪	as required for an institution to become a member or maintain membership;

▪	as required for a member to capitalize Mission Asset Activity; and

▪	to pay stock dividends.

Under Finance Agency Regulations, regulatory capital is composed of all capital stock (including stock classified as mandatorily redeemable), retained earnings, general loss allowances, and other amounts from sources the Finance Agency determines are available to absorb losses. Currently, our regulatory capital consists of capital stock and retained earnings. Under the Gramm-Leach-Bliley Act of 1999 (GLB Act), permanent capital equals Class B stock plus retained earnings and is available to absorb financial losses.

GAAP capital excludes mandatorily redeemable capital stock, while regulatory capital includes it. Mandatorily redeemable capital stock is accounted for as a liability on our Statements of Condition and related dividend payments are accounted for as interest expense. The classification of some capital stock as a liability has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Obligations. Mandatorily redeemable capital stock is fully available to absorb losses until the stock is redeemed or repurchased. See Note 17 of the Notes to Financial Statements for more discussion of mandatorily redeemable capital stock.

The GLB Act also requires us to satisfy three capital requirements, the most important of which is a minimum 4.00 percent regulatory capital-to-assets ratio. Capital requirements are further discussed in the “Capital Adequacy” section of Item 7's “Quantitative and Qualitative Disclosures About Risk Management.”

The Capital Plan enables us to efficiently obtain new stock to capitalize asset growth, thereby maintaining a prudent amount of financial leverage. It also enables us to deploy excess capital into Mission Assets. When Mission Asset Activity contracts, it permits us, at our option, to repurchase capital stock in a timely and prudent manner, thereby maintaining adequate profitability. Additionally, the concept of “cooperative capital” explained below better aligns the interests of heavy users of our products with light users by enhancing the dividend return.

Membership Stock, Activity Stock, Excess Stock, and Cooperative Capital
Our Capital Plan ties the amount of each member's required capital stock to both the amount of the member's assets (membership stock) and the amount and type of its Mission Asset Activity with us (activity stock). Membership stock is required to become a member and maintain membership. The amount required currently ranges from 0.15 percent to 0.03 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $50 million for each member, which was reduced in 2010 from the previous limit of $100 million.

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

The FHLBank must capitalize all Mission Asset Activity with capital stock at a rate of at least four percent. By contrast, each member must maintain an amount of Class B activity stock within the range of minimum and maximum percentages for each type of Mission Asset Activity. The current percentages are as follows:

Mission Asset Activity	Minimum Activity Percentage	Maximum Activity Percentage
Advances	2%	4%
Advance Commitments	2	4
Mortgage Purchase Program	0	4

If a member's capitalization of Mission Asset Activity falls to the minimum percentage, it must purchase additional stock to capitalize further Mission Asset Activity. If a member owns more stock than is needed to satisfy its membership stock requirement and the maximum activity stock percentage for its Mission Asset Activity, we designate the remaining stock as the member's excess capital stock. We are permitted to repurchase excess capital stock at any time, subject to the terms and conditions of the Capital Plan.

If an individual member's excess stock reaches zero, the Capital Plan normally permits us, within certain limits, to capitalize additional Mission Asset Activity of that member with excess stock owned by other members at the maximum percentage rate. This essential feature, called “cooperative capital,” enables us to more efficiently utilize our existing capital stock. A member's use of cooperative capital reduces the ratio of its activity stock to its Mission Asset Activity for each type of Mission Asset Activity. When this ratio reaches the minimum activity stock percentage for a type of Mission Asset Activity, the member must capitalize additional Mission Asset Activity of that type by purchasing capital stock. When the member has used more than $100 million of cooperative capital, it also must capitalize additional Mission Asset Activity by purchasing capital stock.

Retained Earnings

Retained earnings are important to protect members' capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when earnings may be volatile in light of the risks we face. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLBank as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability, in which losses exceeded the amount of our retained earnings for a period of time determined to be other-than-temporary, could result in a determination that the value of our capital stock was impaired.

Our Retained Earnings Policy establishes a range for the amount of retained earnings needed to mitigate impairment risk and augment dividend stability. The current Retained Earnings Policy establishes a range of adequate retained earnings of $140 million to $285 million, with a target level of $170 million. At the end of 2010, our retained earnings were $438 million. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide the opportunity for dividend stability.

USE OF DERIVATIVES

Finance Agency Regulations and FHLBank policies establish guidelines for the execution and use of derivative transactions. We are prohibited from trading in or the speculative use of derivatives and have limits on the amount of credit risk to which we may be exposed. Most of our derivatives activity involves interest rate swaps, some of which may include options. We account for all derivatives at their fair values.

Similar to our participation in debt issuances, derivatives help us hedge market risk created by Advances and mortgage commitments. Derivatives related to Advances most commonly hedge either:

▪	below-market rates and/or the market risk exposure on Putable and Convertible Advances, and certain other Advances, for which members have sold us options embedded within the Advances; or

▪	Regular Fixed Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.

We also use derivatives to hedge the market risk created by commitment periods of Mandatory Delivery Contracts in the Mortgage Purchase Program.

Other derivatives related to Consolidated Obligation Bonds help us intermediate between the normal preferences of capital market investors for intermediate- and long-term fixed-rate debt securities and the normal preferences of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and entering into an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances, thereby preserving a favorable interest rate spread.

Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing earnings volatility, including volatility from the use of derivatives. Accordingly, our strategy is to execute derivatives that we expect to be highly effective hedges of market risk exposure. Therefore, the volatility in the market value of equity and earnings from our use of derivatives has historically tended to be moderate. In this context, we have not executed derivatives, nor do we currently plan to do so, to hedge market risk exposure outside of specifically identified assets or liabilities or to hedge the market risk of mortgage assets, except for the commitment period of loans in the Mortgage Purchase Program. We believe that the economic benefits of using derivatives to hedge at the level of the entire balance sheet instead of individual instruments, or to hedge mortgage assets (except commitment periods), would generally be less than the increased hedging costs and risks, which include potentially higher earnings volatility.

RISK MANAGEMENT

Our FHLBank faces various risks that could affect the ability to achieve our mission and corporate objectives. We categorize risks into 1) business/strategic risk (including regulatory/legislative risk), 2) market risk (also referred to as interest rate or prepayment risk), 3) capital adequacy, 4) credit risk 5) funding/liquidity risk, 6) accounting risk, and 7) operational risk (including fraud risk). Our Board of Directors is required to monitor, oversee, and control all risks and to establish corporate objectives regarding risk philosophy, risk tolerances, and financial performance expectations. We have numerous Board-adopted policies and processes that address risk management. These policies establish risk tolerances, limits, and guidelines, must comply with all Finance Agency Regulations, and are designed to achieve continual safe and sound operations. The Board delegates day-to-day responsibility for managing and controlling most of these risks to senior management. Our cooperative business model, corporate objectives, and strong regulatory oversight provide us clear incentives to minimize risk exposures to the extent possible. Risk management practices are infused throughout all of our business activities.

Our policies and operating practices are designed to limit risk exposures from ongoing operations in the following broad ways:

▪	by anticipating potential business risks and appropriate responses;

▪	by defining permissible lines of business;

▪	by limiting the kinds of assets we are permitted to hold in terms of their credit risk exposure and the kinds of hedging and financing arrangements we are permitted to use;

▪	by limiting the amount of market risk and capital risk to which we are permitted to be exposed;

▪	by specifying very conservative tolerances for credit risk posed by Advances;

•	by specifying capital adequacy minimums; and

▪	by requiring strict adherence to internal controls and operating procedures, adequate insurance coverage, and comprehensive Human Resources policies, procedures, and strategies.

We actively manage risk exposures on a departmental basis and through a company-wide enterprise risk management framework. We also manage risk via regular reporting to and discussion with the Board of Directors and its committees, particularly the Finance and Risk Management Committee and the Audit Committee, as well as by continuous discussion and decision-making among key personnel across the FHLBank.

COMPETITION

Numerous economic and financial factors influence the use of Advances by our members as a competitive alternative for their balance sheet funding needs. The most important factor that affects Advance demand is the general availability of competitively-priced local retail deposits, which most members view as their primary funding source. In addition, both small and large members typically have access to brokered deposits, repurchase agreements and public unit deposits, each of which presents a competitive alternative to Advances. Larger members also have greater access to other competitive sources of funding and asset/liability management facilitated via the national and global credit markets. These sources include subordinated debt, interbank loans, covered bonds, interest rate swaps, options, bank notes, and commercial paper. An important new source of competition for Advances has arisen from the various fiscal and monetary stimuli and financial guarantees initiated by the federal government to combat the financial crisis and recession. These recent government actions are discussed further in Item 1A's “Risk Factors” and in Item 7's “Executive Overview.”

The holding companies of some of our large asset members have membership(s) in other FHLBanks through affiliates chartered in other FHLBank Districts. Others could initiate memberships in other Districts. The competition among FHLBanks for the business of multiple-membership institutions is similar to the FHLBanks' competition with other wholesale lenders and other mortgage investors. We compete with other FHLBanks on the offerings and pricing of Mission Asset Activity, earnings and dividend performance, collateral policies, capital plans, and members' perceptions of our relative safety and soundness. Some members may also evaluate benefits of diversifying business relationships among FHLBank memberships. We regularly monitor, to the extent possible, these competitive forces among the FHLBanks.

The primary competitors for loans we purchase in the Mortgage Purchase Program are other housing GSEs, government agencies (Ginnie Mae), other FHLBanks, private issuers, and, beginning in 2009, the U.S. government. We compete primarily based on price, products, and services. Fannie Mae and Freddie Mac in particular have long-established and efficient programs and are the dominant purchasers of residential conforming fixed-rate conventional mortgages. In addition, a number of private financial institutions have well-established securitization programs, although they may not currently be as active as historically. The Program also may compete with the Federal Reserve to the extent it purchases mortgage-backed securities.

For debt issuance, the FHLBank System competes with issuers in the national and global debt markets, including most importantly the U.S. government and other GSEs. Competitive factors include, but are not limited to, interest rates offered; the amount of debt offered; the market's perception of the credit quality of the issuing institutions and the liquidity of the debt; the types of debt structures offered; and the effectiveness of debt marketing activities.

TAX STATUS

We are exempt from all federal, state, and local taxation other than real property taxes. However, we are obligated to make payments to REFCORP equal to 20 percent of net earnings after operating expenses and the Affordable Housing Program expense, but before charges for REFCORP. Currently, the combined assessments for REFCORP and the Affordable Housing Program are the equivalent of a 27.2 percent annualized net tax rate. Despite our tax exempt status, any cash dividends we issue are taxable to members and do not benefit from the corporate dividends received exclusion. Notes 1, 15, and 16 of the Notes to Financial Statements have additional details regarding the assessments for the Affordable Housing Program and REFCORP.

Item 1A.    Risk Factors.

The following are the most important risks we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition, and, at the extreme, the viability of our business franchise. The effects could include reductions in Mission Asset Activity, lower dividends, and, in extreme situations, an inability to participate in issuances of Consolidated Obligations. Many of the risks are directly related to the residual effects from the financial crisis, the economic recession, and the weak economic recovery. The risks identified below are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also impact our business, and even the risks identified may adversely affect our business in ways not anticipated.

An economic downturn could further reduce Mission Asset Activity and lower profitability.

Member demand for Mission Asset Activity depends in part on the general health of the economy and business conditions. Because our business tends to be cyclical, a recessionary economy, or an economy characterized by stagflation in which growth is weak but inflation high, normally lowers the amount of Mission Asset Activity, can decrease profitability and can cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to here as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or changes in the legislative and regulatory environment relative to the FHLBank System. All of these factors existed in 2010, which negatively impacted balances of Mission Asset Activity. Although our profitability relative to short-term interest rates continued to be favorable and there was no unfavorable impact on our capitalization, another recession or continued weak recovery from the recent recession could further decrease Mission Asset balances and ultimately erode profitability. As discussed in another risk factor, an extremely severe economic downturn, especially if combined with significant disruptions in housing conditions or other external events, could result in additional and substantial credit losses in the Mortgage Purchase Program and, at the extreme, credit losses on other assets.

Continuation of the recently elevated competitive environment could further decrease Mission Asset Activity and further lower earnings and capitalization.

We operate in a highly competitive environment for our Mission Asset Activity and debt issuance. Increased competition can decrease the amount of Mission Asset Activity outstanding and narrow net spreads on that activity, both of which can reduce profitability and cause stockholders to request withdrawal of capital. Historically, our chief competition has been from other wholesale lenders and debt issuers, including other GSEs. Since late 2008, an intense source of competition has come from the federal government's actions to stimulate the economy. These actions significantly expanded funding and liquidity available to members and, in 2008 and 2009, provided various forms of additional government guarantees of financial institution liabilities, which lowered our Advance demand. We cannot predict how long these negative effects will continue or how much more severe the effects could be. However, we expect overall Advance demand will remain weak until the government reduces these initiatives, in particular the liquidity stimulus, by tightening monetary policy and winding down its purchases of mortgage-backed securities.

GSE reform being considered by the U.S. government could unfavorably affect our business model, financial condition, and results of operations.

The FHLBank System's regulator, the Finance Agency, also regulates Fannie Mae and Freddie Mac. The federal government put Fannie Mae and Freddie Mac into conservatorship in September 2008, after their financial condition, capital position, and actual and expected earnings losses worsened dramatically due to the financial crisis. While there is agreement that a permanent financial and political solution for Fannie Mae and Freddie Mac must be implemented, no consensus has evolved around any of the various options proposed to date, and no legislation has been proposed. Because all the GSEs share a common regulator and general housing mission, the FHLBanks could be subject to legislation related to the ultimate disposition of Fannie Mae and Freddie Mac. There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and our distinctive cooperative business model. However, such legislation could inadequately account for these differences and, therefore, could imperil the ability of the FHLBanks to continue operating effectively within their current business model or could change the business model.

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America's Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report noted that the Obama Administration would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market is substantially reduced. Specifically, with respect to the FHLBanks, the report stated the Obama Administration supports limiting the level of Advances and reducing portfolio investments. If housing GSE reform legislation is enacted incorporating these requirements, the FHLBanks could be significantly limited in their ability to make Advances to their members and could be subject to additional limitations on their investment authority. The report also supports consideration of additional means of providing funding to housing lenders, including potentially the development of a covered bond market, which could significantly compete with Advances.

The report's various reforms set forth for Fannie Mae and Freddie Mac would ultimately wind down those entities. We have historically allocated a significant portion of our investment portfolio to mortgage-backed securities issued by Fannie Mae and Freddie Mac. Accordingly, if those entities are wound down, it could significantly affect our investment strategies. Also, to the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase and securitize, our members may determine to increase their mortgage loans held in portfolio, which could potentially increase demand for FHLBank Advances.

We believe the legislative uncertainty surrounding GSE reform has negatively impacted Mission Asset Activity and made several members less willing to hold a capital investment in our company. At this time, we are unable to predict what effects GSE reform will ultimately have on the FHLBank System's business model or our financial condition and results of operations, or whether the effects will be positive or negative.

The regulatory environment continues to be heightened, which could continue to unfavorably affect our business model, financial condition, and results of operations.

In part because of the financial crisis and financial challenges at Fannie Mae, Freddie Mac, and some FHLBanks (discussed below), the FHLBanks have faced heightened regulatory scrutiny in the last several years, including numerous regulations promulgated in the last two years and more in the process of being promulgated. The recent regulatory environment has imparted additional uncertainty regarding the business model under which the FHLBanks could operate in the future. In particular, we are concerned about an advance notice of proposed rulemaking that could decrease the number of financial institutions eligible for membership and a proposed regulation that could limit each FHLBank's investments in mortgage-backed securities. At this time, we are unable to predict what ultimate effects the heightened regulatory environment will have on the FHLBank System's business model or our financial condition and results of operations.

The legislation addressing financial regulatory reform enacted in 2010 could adversely affect our financial condition and results of operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FHLBanks are subject to additional statutory and regulatory requirements for derivatives transactions and reporting. These requirements could raise expenses of transacting derivatives, negatively impact the liquidity and pricing of certain derivative transactions, harm our ability to use derivatives as effective risk mitigation tools, and reduce our ability to act as an intermediary between members and the capital markets.

Further, if the FHLBanks are identified as being systemically important financial institutions by the Financial Stability Oversight Council, we would be subject to supervision by the Federal Reserve Board and to heightened prudential standards, which could include, among other things, new risk-based capital, liquidity, and risk management requirements. Under a rule proposed by the Federal Reserve Board on February 11, 2011, the FHLBank would likely meet the tests for being a "significant nonbank financial company" that is "predominantly engaged in financial activities." The Oversight Council has proposed related rules providing that, in determining whether to subject a nonbank financial company to Federal Reserve Board supervision and prudential standards, it will consider various factors including the availability of substitutes for the financial services the company provides as well as the company's size, interconnectedness with other financial firms, leverage, liquidity risk and existing regulatory scrutiny.

Together with the other FHLBanks, we are participating in the development of the regulations under the Dodd-Frank Act by providing comments to regulators regarding the rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until at least the latter half of 2011. We are also in the process of implementing new systems and processes to comply with the law.

Until the various regulatory agencies complete the process of adopting regulations related to the Dodd-Frank Act, we cannot predict how the FHLBanks in general and our FHLBank in particular may be directly or indirectly affected by the law.

Impaired access to the capital markets for debt issuance could deteriorate our liquidity, decrease the amount of Mission Asset Activity, lower earnings by raising debt costs and, at the extreme, prevent the System from meeting its financial obligations.

Our principal long-term source of funding, liquidity, and market risk management is through access to the capital markets for participation in the issuances of debt securities, and for execution of derivative transactions, both at attractive prices and yields. Access to the capital markets on favorable terms is the fundamental source of the FHLBank System's business franchise. The System's triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management are instrumental in ensuring satisfactory access to the capital markets. Our ability to access the capital markets could be affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters) and by our joint and several liability along with other FHLBanks for Consolidated Obligations, which exposes us to events at other FHLBanks. If our access were to be impaired for any extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

Although in 2010 we were able to access the capital markets for debt issuances on acceptable terms, and we believe the chance of a liquidity or funding crisis in the FHLBank System is currently very remote, we can provide no assurance that this will remain true.

We are exposed to credit risk that, if realized, could materially affect our ability to pay members a competitive dividend.

We believe we have a minimal overall amount of residual credit risk exposure related to Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of credit risk exposure related to the Mortgage Purchase Program. In general, however, and especially given the residual effects of the financial crisis and the economic recession, we cannot make any assurances that credit losses will not materially affect our financial condition or results of operations. An extremely severe and prolonged economic downturn, especially if combined with continued significant disruptions in housing conditions, could result in credit losses on our assets that could materially impair our financial condition or results of operations.

The FHLBank is a collateral-based asset lender for Advances and Letters of Credit. Although Advances are overcollateralized and we have a perfected first lien position on all pledged loan collateral, most members are on a blanket lien status for Advances which, because it does not require specific loan collateral to be delivered, imparts a degree of uncertainty as to what types of loans members have pledged to collateralize their Advances and what their market values are. Also, because of the continued difficult credit environment for many members in 2010, it became necessary for us to reduce borrowing capacity for certain members, increase their collateral requirements and/or require them to deliver collateral or provide greater detail on pledged assets.

We recorded a provision for credit losses in the Mortgage Purchase Program for the first time in 2010 primarily because of the increase in defaults on loans in the Program, as a result of the sharp declines in home prices and recent difficult economic conditions. The increase in defaults has resulted in the exhaustion of, or estimated exhaustion of, credit enhancements on some loans in certain mortgage pools. Adverse economic scenarios involving further significant reductions in home prices and sustained elevated levels of unemployment could substantially increase our credit losses in the portfolio.

A majority of our liquidity investments are unsecured, as are all of the uncollateralized portions of interest rate swaps. Although we make liquidity investments in and transact derivatives with highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, failure of an investment or derivative counterparty with which we have a large unsecured position could have a material adverse effect on our financial conditions and results of operations.

Changes in interest rates and mortgage prepayment speeds could significantly reduce our ability to pay members a competitive dividend from current earnings.

Sharp increases in interest rates, especially short-term rates, or sharp decreases in long-term interest rates could threaten the competitiveness of dividend rates relative to member stockholders' alternative investment choices. A major way that interest rate movements can lower profitability is via changes in mortgage prepayment speeds that we have not fully hedged with Consolidated Obligations. Exposure to unhedged changes in mortgage prepayment speeds is one of our largest ongoing risks. In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and could request withdrawal of capital.

Spreads on assets to funding costs may narrow because of changes in market conditions and competitive factors, resulting in lower profitability.

Spreads on many of our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model, resulting in relatively lower profitability. Market conditions could cause asset spreads, and therefore our profitability, to decrease substantially. This could result in lower dividends, reductions in Mission Asset Activity, and members' requests to withdraw their capital.

The concentration of Mission Asset Activity and capital among a small number of members could reduce dividend rates available if several large members were to withdraw or sharply reduce their activity.

A few members provide the majority of our Mission Asset Activity and capital. These members could decrease their Mission Asset Activity and the amount of their FHLBank capital stock as a result of merger and acquisition activity or their reduced demand for Mission Assets. These effects have occurred in the last several years. Our business model is structured to be able to absorb sharp changes in our Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively low operating expenses. However, a significant enough reduction in Mission Asset Activity from large members (resulting from either membership withdrawals or reduced demand for our products) could sufficiently affect profitability to threaten our ability to pay competitive dividends.

Financial difficulties at other FHLBanks could require us to provide financial assistance to another FHLBank, which could adversely affect our results of operations or our financial condition.

Each FHLBank has a joint and several liability for principal and interest payments on Consolidated Obligations, which are backed only by the financial resources of the FHLBanks. Although, no FHLBank has ever defaulted on its principal or interest share of an Obligation, there can be no assurance that this will continue to be the case. In 2010, as in 2008 and 2009, several FHLBanks reported, and are expected to continue reporting, concerns with capital adequacy and profitability, although the concerns appeared to diminish in 2010. Financial performance issues could require our FHLBank to provide financial assistance to one or more other FHLBanks, for example, by making a payment on an Obligation on behalf of another FHLBank. Such assistance could adversely affect our financial condition, earnings, ability to pay dividends, or redeem or repurchase capital stock.

Members face increased regulatory scrutiny, especially from the FDIC, which could further decrease Mission Asset Activity and lower profitability.

In response to the financial crisis and elevated number of financial institution failures, members' regulators have heightened regulatory requirements and scrutiny, especially in the areas of capitalization, assessments of asset classifications, reliance on Advances for funding and interest rate risk management. We believe these activities have resulted in members' decreased use of Advances. The Federal Deposit Insurance Corporation (FDIC) has made changes, or has proposed to make changes, in several of its practices that has reduced or could reduce members' ability or preferences to engage in Mission Asset Activity. These practices include raising deposit insurance coverage levels; providing guarantees to unsecured debt issuance of insured depository institutions; and requiring certain depository institutions to include Advances when calculating their deposit insurance premiums.

The Basel Committee on Banking Supervision (the Basel Committee) has developed a new capital regime for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital, with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the regime's more stringent capital requirements, thereby tending to decrease Advance demand. In addition, new liquidity requirements proposed in the capital regime may adversely impact Advance demand and investor demand for Consolidated Obligations because it limits the ability of members to fully include Advances and Consolidated Obligations in required liquidity calculations. The latter could raise our debt costs and, in turn, raise the Advance rates we are able to offer members, thereby harming the ability to fulfill our business model.

Changes in relevant accounting standards could materially increase earnings volatility and consequently reduce the quality of members' capital investment, the amount of Mission Asset Activity and the amount of capital.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law, only our members (and former members that have outstanding Mission Asset Activity) may own our stock. As a result, there is no public market for our stock. The par value of our capital stock is $100 per share. As of December 31, 2010, we had 735 stockholders and 31 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2010 and 2009 as outlined in the table below.

(Dollars in millions)
	2010				2009
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$38	4.50	Cash	First	$45	4.50	Cash
Second	34	4.50	Cash	Second	44	4.50	Cash
Third	35	4.50	Cash	Third	50	5.00	Cash
Fourth	31	4.00	Cash	Fourth	44	4.50	Cash
Total	$138	4.38		Total	$183	4.63

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

A Finance Agency Capital Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned by all members that is in excess of each member's membership and Mission Asset Activity requirements (as defined in our Capital Plan). In accordance with this Rule, we paid cash dividends in each quarter of 2010 and 2009. Our Board, and we believe our members, continue to have a stated preference for dividends in the form of stock.

We may not declare a dividend if, at the time, we are not in compliance with all of our capital requirements. We also may not declare or pay a dividend if, after distributing the dividend, we would fail to meet any of our capital requirements or if we determine that the dividend would create a safety and soundness issue for the FHLBank. We expect to continue to pay dividends at a spread above comparable short-term interest rates. See Note 17 of the Notes to the Financial Statements for additional information regarding our capital stock.

RECENT SALES OF UNREGISTERED SECURITIES

From time to time we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $21 million, $203 million and $200 million of such credit support during 2010, 2009 and 2008, respectively. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.    Selected Financial Data.

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the five years ended December 31, 2010.

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008	2007	2006
STATEMENT OF CONDITION DATA:
Total assets	$71,631	$71,387	$98,206	$87,335	$81,381
Advances	30,181	35,818	53,916	53,310	41,956
Mortgage loans held for portfolio	7,782	9,366	8,632	8,928	8,461
Allowance for credit losses on mortgage loans	12	—	—	—	—
Investments (1)	33,314	24,193	35,325	24,678	30,614
Consolidated Obligations, net:
Discount Notes	35,003	23,187	49,336	35,437	21,947
Bonds	30,697	41,222	42,393	46,179	53,239
Total Consolidated Obligations, net	65,700	64,409	91,729	81,616	75,186
Mandatorily redeemable capital stock	357	676	111	118	137
Capital:
Capital stock - putable	3,092	3,063	3,962	3,473	3,658
Retained earnings	438	412	326	286	255
Accumulated other comprehensive loss	(7)	(8)	(6)	(4)	(6)
Total capital	3,523	3,467	4,282	3,755	3,907

STATEMENT OF INCOME DATA:
Net interest income	$275	$387	$364	$421	$386
Provision for credit losses	13	—	—	—	—
Other income (loss)	20	38	9	(6)	6
Other expenses	56	59	51	48	46
Assessments	62	98	86	98	93
Net income	$164	$268	$236	$269	$253

Dividend payout ratio (2)	84%	68%	83%	88%	81%

Weighted average dividend rate (3)	4.38%	4.63%	5.31%	6.59%	5.81%
Return on average equity	4.67	6.38	5.73	6.87	6.70
Return on average assets	0.24	0.32	0.25	0.32	0.32
Net interest margin (4)	0.40	0.46	0.39	0.50	0.49
Average equity to average assets	5.08	4.96	4.37	4.63	4.76
Regulatory capital ratio (5)	5.43	5.81	4.48	4.44	4.98
Operating expense to average assets	0.070	0.057	0.041	0.046	0.046

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Financial Condition

Assets and Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2010	2009	2010	2009
Total Assets	$71,631	$71,387	$69,367	$84,670
Mission Asset Activity:
Advances (principal)	29,512	35,123	31,382	43,624
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	7,701	9,280	8,616	9,498
Mandatory Delivery Contracts (notional)	92	79	105	566
Total Mortgage Purchase Program	7,793	9,359	8,721	10,064
Letters of Credit (notional)	6,799	4,415	5,174	5,917
Total Mission Asset Activity	$44,104	$48,897	$45,277	$59,605

The year 2010 brought a continuation of the trends in our financial condition experienced since the fourth quarter of 2008. Overall Mission Asset balances were negatively impacted by ongoing effects of the recent economic recession and the financial crisis, the relatively weak economic recovery, and the extraordinary liquidity programs that the federal government continues to provide. Our business is cyclical and Mission Asset Activity normally decreases in difficult economic conditions and when liquidity or the money supply is ample. We also lost Advances in 2010 due to mergers of former members with financial institutions chartered outside our Fifth District. These mergers occurred in 2010 and prior years.

Although total assets were relatively constant between the end of 2009 and the end of 2010, average total assets in 2010 were down $15.3 billion (18 percent) from average total assets in 2009. Mission Asset Activity--composed of Advances, Letters of Credit, and the Mortgage Purchase Program--was $44.1 billion at the end of 2010, down $4.8 billion (ten percent) from the end of 2009. The principal balance of Advances fell $5.6 billion (16 percent) from year-end 2009 to end 2010 at $29.5 billion. On both an absolute dollar and percentage basis, most of the decrease in Advances occurred from the FHLBank's ten largest borrowers.

The increase in the available lines in the Letters of Credit program at December 31, 2010 compared to year-end 2009 was due mostly to renewed usage by a few large members to support their public unit deposits.

The principal balance of mortgage loans held for portfolio (the Mortgage Purchase Program) was $7.7 billion at December 31, 2010, a decrease of $1.6 billion (17 percent) from year-end 2009. In 2010, the FHLBank purchased $0.9 billion of mortgage loans, while principal paydowns totaled $2.4 billion. Purchases fell short of paydowns for two reasons: 1) the volume of purchases from community financial institutions, who make up the bulk of current sellers, was less than the principal prepayments from two larger sellers who formerly sold into the program; and 2) the difficulties in the housing and mortgage markets continued to negatively impact the primary mortgage market.

Despite the lower overall Mission Asset Activity, we continued to fulfill our mission of providing reliable and attractively priced wholesale funding to our members. As of December 31, 2010, members funded on average over four percent of their assets with Advances, the penetration rate was relatively stable with almost 80 percent of members holding Mission Asset Activity, and the number of active sellers and participants in the Mortgage Purchase Program continued to be strong.

Other Assets
The balance of investments at December 31, 2010 was $33.3 billion, an increase of 38 percent, or $9.1 billion, from year-end 2009. Total investments included $11.7 billion of mortgage-backed securities and $21.6 billion of mostly short-term liquidity investments. Only one percent ($0.1 billion) of the mortgage-backed securities held were private-label mortgage-backed securities (triple-A rated), while 99 percent were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. Agency. None of the FHLBank's investments were considered to be other-than-temporarily impaired at December 31, 2010.

Capital
Capital adequacy continued to be strong and exceeded all minimum regulatory capital requirements. Our operations were, at December 31, 2010, supported by $3,092 million of GAAP capital stock, $3,449 million of regulatory capital stock, and $438 million of retained earnings. The GAAP capital-to-assets ratio at December 31, 2010 was 4.92 percent, while the regulatory capital-to-assets ratio was 5.43 percent. Both ratios were well above the required minimum of 4.00 percent. (Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.) Total GAAP capital increased $56 million (two percent) during 2010, while regulatory capital decreased $264 million (six percent) due to our repurchase of mandatorily redeemable capital stock.

The business and market environments were conducive to generating sufficient earnings to allow us to continue paying stockholders a competitive dividend return in each quarter of 2010 while also increasing retained earnings $26 million (six percent) in 2010. The amount of retained earnings was well above our assessment of the minimum amount needed to protect against impairment risk.

Results of Operations

The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008

Net income	$164	$268	$236
Affordable Housing Program accrual	20	31	27
Return on average equity (ROE)	4.67%	6.38%	5.73%
Return on average assets	0.24	0.32	0.25
Weighted average dividend rate	4.38	4.63	5.31
Average 3-month LIBOR	0.34	0.69	2.92
Average overnight Federal Funds effective rate	0.18	0.16	1.92
ROE spread to 3-month LIBOR	4.33	5.69	2.81
Dividend rate spread to 3-month LIBOR	4.04	3.94	2.39
ROE spread to Federal Funds effective rate	4.49	6.22	3.81
Dividend rate spread to Federal Funds effective rate	4.20	4.47	3.39

Despite the reductions in net income and ROE in 2010 over 2009, our business continued to generate a competitive level of profitability for stockholders' capital investment in the FHLBank. The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the competitiveness of return on their capital investment. While these spreads in 2010 were below those in 2009, they continued to be significantly above the market benchmarks and very favorable compared to long-term historical levels. We paid stockholders a 4.50 percent annualized cash dividend in each of the first three quarters of 2010 and a 4.00 percent annualized cash dividend in the fourth quarter.

During 2010, $20 million was accrued for future use in the Affordable Housing Program, continuing the trend of adding to the available funds since the inception of the program.

The lower net income and ROE for 2010 resulted principally from the following factors, with the first factor accounting for approximately half of the change in each:

▪
Net income in 2009, especially in the first half of the year, benefited significantly from abnormally wide portfolio spreads on many short-term and adjustable-rate assets indexed to LIBOR and funded with short-term Discount Notes. The FHLBank normally uses Discount Notes to fund a substantial amount of LIBOR-indexed assets. During the second half of 2009 and continuing into 2010, the spread between LIBOR and Discount Notes reverted towards long-term historical levels.

▪	Total average assets decreased substantially in 2010, due to lower Advance demand as well as reduced balances in the Mortgage Purchase Program which tend to earn wider spreads than Advances.

▪	Earnings generated from funding interest-earning assets with interest-free capital decreased approximately $18 million due to lower short-term interest rates in 2010 compared to 2009.

▪
A $13.6 million provision for credit losses on mortgage loans held in our Mortgage Purchase Program was recorded in 2010 to reflect actual losses, primarily realized during the latter half of the year, and an assessment of a higher level of incurred losses in the portfolio as of December 31, 2010. No provision for credit losses was recorded prior to 2010.

▪	Net market value gains (primarily unrealized) relating to accounting for derivatives were $8 million in 2010, compared to $18 million in 2009.

These unfavorable effects on earnings were partially offset by, among other things, lower interest expense resulting from the FHLBank retiring throughout 2009 and 2010 a significant amount of relatively high-cost Consolidated Obligation Bonds before their final maturities. These actions were in response to trend declines in intermediate- and long-term interest rates.

Business Outlook

This section summarizes the business outlook and what we believe are our major current risk exposures. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. Item 1A's “Risk Factors” has a more detailed discussion of risk factors that could affect our corporate objectives, financial condition, and results of operations. Many of the issues related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the ongoing effects of the weak recovery from the 2008-2009 recession and to the federal government's actions to stimulate economic growth.

Strategic/Business Risk
Advances. After falling sharply in the fourth quarter of 2008 and in 2009, Advance balances began to stabilize in 2010. This could indicate a bottoming out of the reduction in Advance demand. We cannot predict the future trend of Advance demand because it depends on, among other things, the evolution of the economy, conditions in the general and housing markets, the state of the government's liquidity programs, and the willingness of financial institutions to expand lending. When improvements occur in economic conditions, such as expansion of members' loan demand from a stronger recovery, tightening in the Federal Reserve System's monetary policy, or winding down of the government's liquidity programs, we would expect to experience increases in Advance demand. However, without these improvements, it will be a challenge to replace the expected paydowns over the next several years of sizeable Advances ($5.8 billion) currently held by nonmembers.

Mortgage Purchase Program. We expect the Mortgage Purchase Program to grow slowly or continue to experience declines because most current sellers and new approvals in the last several years have been smaller community-based members. Balances could stabilize if several medium-sized members began selling us larger quantities of their mortgage loans. Growth could re-accelerate if mortgage rates fell again for a sustained period of time, or if one or more larger members decided to sell us a sufficient volume of loans. We will continue to emphasize both recruiting community financial institution members to the Program and increasing the number of regular sellers.

Due to the deterioration in the mortgage markets over the last two years, the providers of supplemental mortgage insurance used in the Mortgage Purchase Program currently have ratings below the double-A rating required by a Finance Agency Regulation. The Finance Agency granted waivers of this requirement for both existing and new business. In addition, the insurer we use for new business has continually increased the cost of purchasing supplemental mortgage insurance, which threatens our ability to competitively price mortgages in the Program. To address these issues the FHLBank submitted two proposals to the Finance Agency.

The first proposal was that we not be required to use supplemental mortgage insurance for new loan purchases and that we replace it with increased use of the Lender Risk Account. Additionally, to further mitigate credit risk, the FHLBank would offer pool aggregation as a means to share the Lender Risk Account across all participants within a larger, aggregated pool. These changes in credit enhancement structure will maintain compliance with the Program's legal, accounting, and other regulatory requirements, preserve the Program's favorable credit risk profile, and enable the Program to continue as a beneficial business activity for our members. In November 2010, the Finance Agency approved the proposal, and on February 1, 2011 we implemented the changes for new business.

The second proposal involves an analysis of credit enhancement alternatives that do not rely on supplemental mortgage insurance for existing pools in the Program and a request to cancel supplemental insurance coverage on existing pools that can achieve a triple-B rating without the supplemental insurance. We believe this change would only nominally increase the credit risk exposure of existing pools because the amounts of other credit enhancements in place are sufficient, without supplemental insurance, to protect against losses except in the most stressful future economic and housing scenarios. In addition, we would use the savings from canceling supplemental insurance to bolster retained earnings, which augments protection against dividend instability arising from credit losses. The Finance Agency is currently evaluating this proposal.

Regulatory and Legislative Risk
The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, Mission Asset Activity and capitalization. These risks are discussed in Item 1A's “Risk Factors.”

Market Risk and Profitability
Market risk exposure continued to be moderate and for most of 2010 below historical levels, especially exposure to higher interest rates. At the end of the year, market risk exposure was generally consistent with long-term average historical levels. We believe our business will continue to generate a competitive return on member stockholders' capital investment, except potentially in the most extreme cases of greater market and business risks, especially in scenarios in which short-term interest rates quickly rise to eight percent or more and stay at those levels for an extended period of time.

Capital Adequacy
On February 28, 2011, all the Federal Home Loan Banks entered into a Joint Capital Enhancement Agreement (the “Agreement”) that will bolster each FHLBank's capital adequacy. The Agreement provides that upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a Restricted Retained Earnings Account (the “Account”). REFCORP is anticipated to be satisfied in 2011. The 20 percent reserve allocation to the Account is equal to what has been required under REFCORP. Each FHLBank is required to build its Account to an amount equal to one percent of the most recent-quarter's total book value (excluding certain fair value adjustments) of its share of Consolidated Obligations. Amounts in the Account are not permitted to be paid to stockholders as dividends. The Agreement does not limit the ability of any FHLBank to use its retained earnings not in the Account to pay dividends. Based on historical earnings levels, we expect that it will take many years to achieve the one percent requirement. The Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically, if a change in the FHLBank Act, Finance Agency regulations, or other applicable law results in certain pre-determined conditions being met.

Although we have always maintained compliance with our capital requirements and we believe that we hold a sufficient amount of retained earnings to protect our capital stock against foreseeable earnings losses and impairment risk, the Agreement will enhance risk mitigation by building a larger capital buffer to absorb unexpected losses, if any, that we may experience. Therefore, the Agreement is expected to result in additional protection against impairment risk to stockholders' capital investment. We believe the Agreement will also provide even greater certainty to investors regarding the FHLBank's ability to pay principal and interest on Consolidated Obligations, augment the stability of members' returns on their capital investment, and strengthen the long-term viability of the Affordable Housing Program, which will receive increased contributions as a result of the change.

Credit Risk
We believe we have a minimal overall amount of residual credit risk exposure related to our Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of credit risk exposure related to the Mortgage Purchase Program.

The FHLBank is a collateral-based asset lender for Advances and Letters of Credit. We have robust policies, strategies and processes designed to identify, manage and mitigate credit risk on Credit Services. Advances are overcollateralized and we have a perfected first lien position on all pledged loan collateral, as well as conservative policies and procedures related to managing credit risk on Advances. We do not expect any losses from Advances or Letters of Credit. Based on analysis of the FHLBank's exposures and application of GAAP, no loss reserve was required for Advances in 2010.

The Mortgage Purchase Program is comprised of conforming fixed-rate conventional loans and loans fully insured by the Federal Housing Administration. Credit enhancements on the Program's conventional loans have historically protected the FHLBank against credit losses down to approximately a 50 percent loan-to-value level (based on value at origination). Actual Program delinquencies on conventional loans are well below national averages on similar loans. However, in 2010, we charged off $1.5 million of losses not covered by credit enhancements and recorded an additional $12.1 million provision for other estimated incurred losses in the Program primarily because of the sharp declines in home price and difficult economic conditions and the resulting increase in defaults on loans in the Program. The increase in defaults has resulted in the exhaustion of, or estimated exhaustion of, credit enhancements on some loans in certain mortgage pools. Although further significant reductions in home prices and sustained elevated levels of unemployment could increase credit losses in the portfolio, we believe that our exposure to credit losses will remain moderate except in the most unlikely adverse scenarios.

We believe we face limited credit risk exposure in our investments. Based on our analysis, we did not consider any investments to be other-than-temporarily impaired in 2010. On December 31, 2010, 99 percent, or $11.6 billion, of the principal balance of our mortgage-backed securities were issued and guaranteed by Fannie Mae or Freddie Mac, which we believe have the backing of the U.S. government, or by the National Credit Union Administration, which issues guaranteed securities. Only $0.1 billion of the holdings were private-label mortgage-backed securities, which are comprised of high-quality residential mortgage loans issued and purchased in 2003 and continue to be rated triple-A. The underlying collateral has a minor level of delinquencies and foreclosures as reflected in the average serious delinquency rate (loans at least 60 days past due including foreclosures) of 0.85 percent of total principal, while their average credit enhancement stood at 8.9 percent.

Liquidity investments are either unsecured, guaranteed by the U.S. government, or secured (i.e., collateralized). Although a majority of liquidity investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices.

Finally, we collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion, which is normally relatively small, of our derivative asset position represents unsecured exposure.

Funding and Liquidity Risk
We believe that during 2010 the liquidity position remained strong, as did our overall ability to fund operations through Consolidated Obligation issuances on terms and costs suitable for our business operations. We continued to have ample asset liquidity. Although there can be no assurances, we believe the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends is very remote.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Effect of Economy and Financial Markets on Mission Asset Activity

The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District (comprised of Kentucky, Ohio, and Tennessee); conditions in the financial, credit, mortgage, and housing markets; and interest rates. The economy entered a sharp recession in the fourth quarter of 2007, which continued throughout 2008 and into 2009. The recession and financial crisis ended in 2009 based on numerous indicators, including among others: a return to growth in the Gross Domestic Product (GDP); a reduction in credit spreads; a rebound in corporate profits; sharp increases in many stock market indices; improvements in the credit markets; increases in industrial production and consumer spending; and sporadic signs of health in the housing market. However, the economic recovery so far has been relatively weak by historical standards. The ongoing effects of the weak recovery include subdued member lending demand, financial difficulties for many of our members that could continue to make them hesitant to increase new lending, and substantial liquidity still being provided by the federal government to stimulate growth. To the extent these conditions continue, we expect Advance demand across our membership to remain slow.

Regarding member loan demand and deposit activity, the relatively weak economic recovery brought low growth in new consumer, mortgage and commercial loans, which reduced members' demand for Advances. From December 31, 2009 to September 30, 2010 (the most recent data period available), members' overall loan portfolios and deposit balances were essentially flat, each changing less than one-half percent (less than $3 billion). We believe these trends did not materially change during the fourth quarter of 2010. In addition, significant government liquidity programs continued to be available to members, which negatively impacted Advance demand in 2010 as in 2009. The government's activities were led by the Federal Reserve System and its quantitative easing programs, which resulted in the banking system holding an extremely large amount of excess reserves.

In addition, many financial institutions, as well as other companies, appear uncertain as to the state of the economy, the appropriateness of the government's fiscal and monetary policy for business conditions, and the still-evolving changes in the financial regulatory environment. We believe this uncertainty is also constraining economic activity and, therefore, our Advance demand.

The economy was also partly responsible for the reduction in 2010 in Mortgage Purchase Program balances, as the continuing difficulties in the mortgage and housing markets continued to result in subdued refinancings of mortgage loans and modest amounts of new loan originations.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following tables present key market interest rates (obtained from Bloomberg L.P.).

	Year 2010		Year 2009		Year 2008
	Average	Ending	Average	Ending	Average	Ending
Federal Funds Target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	2.09%	0.25%
Federal Funds Effective	0.18	0.13	0.16	0.05	1.92	0.14

3-month LIBOR	0.34	0.30	0.69	0.25	2.92	1.43
2-year LIBOR	0.93	0.79	1.41	1.42	2.95	1.48
5-year LIBOR	2.17	2.17	2.66	2.99	3.70	2.13
10-year LIBOR	3.26	3.38	3.44	3.97	4.25	2.56

2-year U.S. Treasury	0.69	0.60	0.94	1.14	2.00	0.77
5-year U.S. Treasury	1.92	2.01	2.19	2.68	2.79	1.55
10-year U.S. Treasury	3.20	3.30	3.24	3.84	3.64	2.21

15-year mortgage current coupon (1)	3.14	3.43	3.73	3.78	4.97	3.64
30-year mortgage current coupon (1)	3.98	4.15	4.31	4.57	5.47	3.93

15-year mortgage note rate (2)	4.10	4.20	4.58	4.54	5.63	4.91
30-year mortgage note rate (2)	4.69	4.86	5.04	5.14	6.05	5.14

	Year 2010 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal Funds Target	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal Funds Effective	0.13	0.19	0.19	0.19

3-month LIBOR	0.26	0.43	0.39	0.29
2-year LIBOR	1.15	1.16	0.75	0.67
5-year LIBOR	2.70	2.49	1.77	1.73
10-year LIBOR	3.78	3.52	2.79	2.96

2-year U.S. Treasury	0.91	0.86	0.54	0.48
5-year U.S. Treasury	2.42	2.24	1.55	1.48
10-year U.S. Treasury	3.70	3.47	2.78	2.85

15-year mortgage current coupon (1)	3.55	3.40	2.76	2.87
30-year mortgage current coupon (1)	4.40	4.24	3.55	3.72

15-year mortgage note rate (2)	4.38	4.30	3.92	3.82
30-year mortgage note rate (2)	5.00	4.92	4.45	4.44

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lenders' mortgage rates surveyed and published by Freddie Mac.

In 2010, as in 2009, the interest rate environment remained, on a net basis, favorable for our FHLBank. As summarized in the tables, although interest rates did fluctuate, with a general downward trend in intermediate- and long-term rates until December 2010, the relatively stable short-term rates and a steep Consolidated Obligation yield curve benefited earnings. However, the extremely low level of interest rates resulted in a smaller amount of earnings generated from funding assets with interest-free capital.

The Federal Reserve maintained overnight Federal funds target and effective rates between zero and 0.25 percent throughout 2010. Levels of other short-term interest rates remained very low and, on average, were generally consistent with their historical relationship to Federal funds. As noted above, intermediate- and long-term interest rates, including mortgage rates, decreased in the first three quarters of 2010, while spreads on our Consolidated Obligation Bonds to LIBOR and U.S. Treasury rates remained relatively stable. This improved earnings because it allowed us to continue retiring a substantial amount of higher-cost callable Bonds before their final maturities.

The lower mortgage rates resulted in a substantial amount of principal paydowns of mortgage loans; this reduced earnings because we were not able to replace all the paydowns with new mortgages and because many of the mortgages that paid down had earned wider spreads to funding costs than the spreads on the new mortgages we did purchase. However, the continued difficulties in the housing and mortgage markets moderated prepayment speeds for our mortgage assets compared to historical experience in low rate environments, which benefited earnings by enabling us to retain more higher yielding mortgages than would otherwise be expected.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show annual and quarterly trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	2010		2009
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$10,917	37%	$14,077	40%
Other	288	1	252	1
Total	11,205	38	14,329	41

Fixed-Rate:
REPO	2,266	8	1,281	4
Regular Fixed Rate	5,620	19	8,138	23
Putable (2) (3)	6,658	22	6,946	20
Convertible (3)	1,356	5	2,416	7
Amortizing/Mortgage Matched	2,165	7	1,799	5
Other	242	1	208	—
Total	18,307	62	20,788	59

Other Advances	—	—	6	—
Total Advances Principal	$29,512	100%	$35,123	100%

Letters of Credit (notional)	$6,799		$4,415

	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$10,917	37%	$11,815	40%	$12,182	38%	$13,041	40%
Other	288	1	150	1	139	1	185	1
Total	11,205	38	11,965	41	12,321	39	13,226	41

Fixed-Rate:
REPO	2,266	8	640	2	1,364	4	586	2
Regular Fixed Rate	5,620	19	6,440	22	6,967	22	7,183	22
Putable (2) (3)	6,658	22	6,695	22	6,860	21	6,883	21
Convertible (3)	1,356	5	1,536	5	2,137	7	2,331	7
Amortizing/Mortgage Matched	2,165	7	2,042	7	1,943	6	1,868	6
Other	242	1	202	1	222	1	193	1
Total	18,307	62	17,555	59	19,493	61	19,044	59

Other Advances	—	—	—	—	—	—	—	—
Total Advances Principal	$29,512	100%	$29,520	100%	$31,814	100%	$32,270	100%

Letters of Credit (notional)	$6,799		$5,950		$5,850		$3,586

(1)As a percentage of total Advances principal.
(2)Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.

(3)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The principal balance of Advances at December 31, 2010 was down $5,611 million (16 percent) from year-end 2009. Advance balances showed a stabilizing trend after the first quarter. Slightly more than half of the year-over-year reduction occurred in the first quarter of 2010, and Advance balances were essentially the same at the end of the third quarter and at year-end 2010. These trends could indicate a bottoming out of the decrease in Advance demand. Most of the decreases in Advance balances in 2010 occurred in the LIBOR, Regular Fixed Rate, and Convertible programs.

Members sharply expanded their available lines in the Letters of Credit program from the end of 2009 to the end of 2010, with lines up $2,384 million (54 percent) year over year. The growth primarily reflected increased activity by a few members that increased usage to support public unit deposits. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Our pricing of Advance products relative to funding costs did not materially change in 2010 from the last several years.

Advance Usage
The following table presents Advances outstanding by member type.

(Dollars in millions)	December 31, 2010		December 31, 2009
	Par Value of Advances	Percent of Total Par Value of Advances	Par Value of Advances	Percent of Total Par Value of Advances
Commercial banks	$16,837	57%	$20,753	59%
Thrifts and Savings Banks	3,519	12	3,467	10
Credit unions	616	2	860	2
Insurance companies	2,754	9	2,420	7
Total member Advances	23,726	80	27,500	78
Nonmember borrowers	5,786	20	7,623	22
Total par value of Advances	$29,512	100%	$35,123	100%

Commercial banks continue to hold by far the largest proportion of Advances. This reflects both the larger number of commercial bank members (see "Membership and Stockholders" below) and the fact that there are more large commercial banks than large members with other charter types in the Fifth District. Nonmembers held 20 percent of Advances at the end of 2010.

The following tables present the principal balances and percentages of Advances held by each of our top five Advance borrowers.

(Dollars in millions)
December 31, 2010			December 31, 2009
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

U.S. Bank, N.A.	$7,315	25%	U.S. Bank, N.A.	$9,315	27%
PNC Bank, N.A. (1)	4,000	14	PNC Bank, N.A. (1)	4,282	12
Fifth Third Bank	1,536	5	Fifth Third Bank	2,538	7
Western-Southern Life Assurance Co.	1,225	4	New York Community Bank (1)	1,635	5
RBS Citizens, N.A. (1)	1,007	3	RBS Citizens, N.A. (1)	1,269	3
Total of Top 5	$15,083	51%	Total of Top 5	$19,039	54%

(1)Former member.

Advances continued to be concentrated among a small number of members, with the concentration ratio to the top five borrowers fluctuating in the range of 50 to 65 percent in the last several years. As indicated in the table above, a substantial portion of Advances to our top five borrowers are held by nonmembers.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Average Advances-to-Assets for Members
Assets less than $1.0 billion (676 members)	4.12%	4.33%	4.51%	4.72%	5.05%
Assets over $1.0 billion (59 members)	3.54%	3.54%	3.65%	3.65%	4.06%
All members	4.07%	4.27%	4.44%	4.64%	4.97%

After Advance usage declined in 2009 (by 1.09 percentage points), the rate of decline slowed in 2010, albeit not significantly (by 0.90 percentage points). The slower decline was especially noteworthy for larger members, whose usage fell 1.41 percentage points in 2009 versus 0.52 percentage points in 2010. As with the quarterly trends in aggregate Advance balances discussed above, these data could indicate a bottoming out of Advance demand.

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

The table below shows principal paydowns and purchases for each of the last two years.

(In millions)	2010	2009
Balance, beginning of year	$9,280	$8,590
Principal purchases	859	3,627
Principal paydowns	(2,438)	(2,937)
Balance, end of year	$7,701	$9,280

After increasing $690 million in 2009, the principal loan balance in the Mortgage Purchase Program decreased in each quarter of 2010 and ended the year down $1,579 million (17 percent). Purchases fell short of paydowns in 2010 for two reasons; 1) the volume of purchases from community financial institutions, who make up the bulk of current sellers, was less than the principal prepayments from two larger sellers who formerly sold into the program; and 2) the difficulties in the housing and mortgage markets, which continued to negatively impact the home purchase market.

The following table shows the percentage of principal balances from PFIs supplying five percent or more of total principal and the percentage of principal balances from all other PFIs.

(Dollars in millions)	December 31, 2010		December 31, 2009
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$2,896	38%	$3,608	39%
Union Savings Bank	1,772	23	2,726	29
Guardian Savings Bank FSB	500	6	751	8
Liberty Savings Bank	475	6	488	5
All others	2,058	27	1,707	19
Total	$7,701	100%	$9,280	100%
(1)Former member.

We reduced reliance on large sellers, by eight percent in 2010, by focusing on purchases from community financial institutions. The unpaid principal balance supplied by sellers providing less than five percent of balances increased by $351 million (21 percent) in 2010 and by the end of the year these sellers accounted for 27 percent to total unpaid principal. Our focus for the Program continues to be on recruiting community-based members to sell us mortgage loans and on increasing the number of regular sellers. The number of regular sellers remains at a relatively high level compared to historical trends, and a substantial number of other members either are actively interested in joining the Program or are in the process of joining. However, we continue to lack enough active large and medium-sized sellers to maintain balances at recent historical levels. See the “Business Outlook" section of the "Executive Overview” for discussion of recent and anticipated changes in the Program.

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. The $2,438 million of principal paydowns in 2010 equated to a 22 percent annual constant prepayment rate, almost the same rate as 2009's 23 percent.
The Program’s composition of balances, by loan type and original final maturity, did not change materially in 2010 compared to 2009. The weighted average mortgage note rate fell from 5.54 percent at the end of 2009 to 5.46 percent at the end of 2010. This decrease reflected the prepayments of higher rate mortgages and the purchase of lower rate mortgages in 2010's low-rate environment. The portfolio is moderately seasoned, as it has a weighted average portfolio loan age of 48 months as of the end of 2010.
As in prior years, yields earned in 2010 on new mortgage loans in the Program, relative to funding costs, offered acceptable risk-adjusted returns. The steep Consolidated Obligation yield curve provided attractive spreads. The federal government’s actions to purchase mortgage-backed securities put upward pressure on mortgage prices, which normally lowers market yields, but the impact was not large enough to offset the impact of the yield curve.

Housing and Community Investment

Since its inception in 1990, the Affordable Housing Program has provided funding for more than 55,000 housing units. In 2010, we accrued $20 million of earnings for the Affordable Housing Program, which can be awarded to members in 2011. This amount represents an $11 million (34 percent) decrease from 2009, which resulted from 2010's lower income before assessments.

Including funds recaptured or de-obligated from previous years' offerings, we had available $40 million of funds for the Affordable Housing Program in 2010. De-obligated funds represent Affordable Housing projects for which we committed funds in prior years but which used fewer subsidies than originally anticipated or were for projects that did not go forward. Funds are also recaptured from non-compliant projects in accordance with Finance Agency Regulations. We redeploy Affordable Housing Program funds if they are not used for the purposes intended.

Of the total funds available in 2010 for the Affordable Housing Program, $29 million was awarded through two competitive offerings, for which we approved 71 applications. Funds totaling $11 million were awarded to 170 members through the Welcome Home Set-Aside Program to assist homeowners with down payments and closing costs. In total, almost one-quarter of members received approval for funding under the Affordable Housing Program. In addition, in 2010, our Board authorized funding for one voluntary housing program (Carol M. Peterson Fund) with a commitment of $1 million.

Our activities to support affordable housing also include offering Advances with below-market interest rates at or near zero profit for us. At the end of 2010 Advance balances related to Housing and Community Investment Programs totaled $160 million for Affordable Housing Program Advances and $361 million for the Community Investment and Economic Development Programs. These amounts represented sizable reductions from the balances in 2008 and 2009, due to the weak economic recovery that created greater risk for affordable housing projects.

Investments

We hold a substantial amount of investments in order to provide liquidity, enhance earnings, help manage market risk, and, in the case of mortgage-backed securities, help support the housing market. In 2010, we continued to maintain balances in liquidity investments at relatively high levels, reflecting both our desire to offset a portion of earnings lost from the sharp declines in Advance balances and to comply with regulatory and business liquidity requirements. The liquidity portfolio averaged $16,358 million in 2010, compared to $17,590 million in 2009, with the balance at December 31, 2010 being $21,654 million.

The book balance of the mortgage-backed securities portfolio averaged $11,414 million in 2010, a decrease of $704 million from the 2009 average. The book balance on December 31, 2010 of $11,657 million represented a multiple to regulatory capital that was slightly below the regulatory limit of three times regulatory capital. Principal purchases of mortgage-backed securities were almost the same as principal paydowns and sales in 2010. Paydowns equated to a 30 percent annual constant prepayment rate, compared to 26 percent in 2009. Each of the securities sold had less than 15 percent of the acquired principal outstanding at the time of the sale.

	Mortgage-backed Securities Principal
(In millions)	2010	2009
Balance, beginning of year	$11,448	$12,897
Principal purchases	4,513	2,690
Principal paydowns	(4,052)	(3,682)
Principal sales	(318)	(457)
Balance, end of year	$11,591	$11,448

Initial net spreads on new mortgage-backed securities relative to funding costs continued to offer acceptable risk-adjusted returns in 2010. Also, similar to the Mortgage Purchase Program, upward pressure on mortgage prices from the federal government’s purchases of mortgage-backed securities, which normally would be expected to lower market yields, was not large enough to offset the impact of the yield curve.

The "Credit Risk-Investments" section of "Quantitative and Qualitative Disclosures About Risk Management" provides more information on the investments we held at the end of 2010 and 2009.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2010		2009
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$35,008	$27,918	$23,189	$35,286
Discount	(5)	(4)	(2)	(14)
Total Consolidated Discount Notes	35,003	27,914	23,187	35,272
Consolidated Bonds:
Unswapped fixed-rate	21,256	23,677	25,090	25,528
Unswapped adjustable-rate	—	852	1,000	3,623
Swapped fixed-rate	9,294	9,974	14,997	12,543
Total Par Consolidated Bonds	30,550	34,503	41,087	41,694
Other items (1)	147	148	135	145
Total Consolidated Bonds	30,697	34,651	41,222	41,839
Total Consolidated Obligations (2)	$65,700	$62,565	$64,409	$77,111

(1)	Includes unamortized premiums/discounts, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $796,374 and $930,617 at December 31, 2010 and 2009, respectively.

We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and most liquidity investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). We fund long-term assets principally with unswapped fixed-rate Bonds to manage market risk exposure. Total Consolidated Obligations were up slightly from year-end 2009 to year-end 2010, reflecting stable total asset levels between these two dates. Total Obligations on an average annual basis were down $14.5 billion (19 percent) from 2009 to 2010, reflecting the decline in average total assets.

In 2010, the average balance of Discount Notes was significantly lower than 2009's average balance; however, the 2010 ending balance was significantly above both the year-end 2009 balance and the 2010 average balance. The 2010 decrease in Discount Notes on an average-balance basis reflected the substantial decrease in average Advance balances. The 2010 increase in Discount Notes on an ending-balance basis reflected a higher ending balance of liquidity investments and reduced reliance on swapped fixed-rate Bonds, as the cost of Discount Notes in 2010 tended to be more favorable compared to swapped funding.

The $3,834 million decrease from the end of 2009 to the end of 2010 in the balance of unswapped fixed-rate Bonds reflected lower balances of mortgage assets and long-term fixed rate Advances, as well as greater use of Discount Notes to fund mortgage assets at the end of 2010.

The following table shows the allocation on December 31, 2010 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). The allocations were similar compared to those of the last several years. We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower mortgage rates.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable
Due in 1 year or less	$—	$3,252	$3	$3,255	$5,715
Due after 1 year through 2 years	20	3,339	40	3,399	367
Due after 2 years through 3 years	840	3,421	10	4,271	77
Due after 3 years through 4 years	962	1,766	3	2,731	25
Due after 4 years through 5 years	150	742	94	986	—
Thereafter	4,212	2,396	6	6,614	—
Total	$6,184	$14,916	$156	$21,256	$6,184

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. After being wider and more volatile than normal throughout 2009, the spreads and volatility were at levels comparable to historical averages in 2010, which benefited our earnings. For discussion of the cost of Discount Note funding relative to LIBOR, which in the last two years has been a major driver of earnings, see the “Net Interest Income” section of “Results of Operations.”

Deposits

Members' deposits with us are a relatively minor source of low-cost funding. As shown on the “Average Balance Sheet and Yield/Rates” table in “Results of Operations,” the annual average balance of total interest bearing deposits in 2010 was $1,636 million, a decrease of $100 million (six percent) from 2009's average balance. Total interest bearing deposits at December 31, 2010 were $1,438 million, a decrease of $639 million (31 percent) from year-end 2009. The large decline from year-end 2009 to year-end 2010 reflects the daily volatility of deposit balances, mostly from the actions of a few larger members. Despite members' substantial increase in excess reserves and their stagnant loan demand, deposit balances did not increase in 2010. We believe this could have been due to the substantially higher interest rates that the Federal Reserve currently offers on member deposits compared to what we can offer based on the need to earn a profitable spread on member deposits.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the “Use of Derivatives in Market Risk Management” and liquidity is discussed in the "Liquidity Risk" section, each in “Quantitative and Qualitative Disclosures About Risk Management.”

Capital Resources

The GLB Act and Finance Agency Regulations specify limits on how much we can leverage capital by requiring that we maintain, at all times, at least a 4.00 percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. If financial leverage increases too much, or becomes too close to the regulatory limit, we have discretionary ability within our Capital Plan to enact changes to ensure capitalization remains strong and in compliance with regulatory limits. The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Year Ended December 31,
	2010		2009
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,092	$3,093	$3,063	$3,801
Mandatorily Redeemable Capital Stock	357	413	676	211
Regulatory Capital Stock	3,449	3,506	3,739	4,012
Retained Earnings	438	436	412	405
Regulatory Capital	$3,887	$3,942	$4,151	$4,417

GAAP and Regulatory Capital-to-Assets Ratio
	2010		2009
	Period End	Average	Period End	Average
GAAP	4.92%	5.08%	4.86%	4.96%
Regulatory	5.43	5.68	5.81	5.22

We consider the regulatory capital-to-assets ratio to be a better representation of financial leverage than the GAAP ratio because the GAAP ratio treats mandatorily redeemable capital stock as a liability, although it provides the same economic function as GAAP capital stock and retained earnings in protecting investors in our debt. Average regulatory financial leverage was lower in 2010 compared to 2009, as indicated by a higher capital-to-assets ratio, because the 18 percent reduction in average asset balances exceeded the 11 percent reduction in average regulatory capital. By contrast, year-end regulatory financial leverage increased, as indicated by a lower capital-to-assets ratio, because regulatory capital decreased while total assets were relatively constant at the end of 2010 compared to the end of 2009.

The following table presents changes in our regulatory capital stock balance. The decrease in the balance from 2009 to 2010 was due to our repurchase, throughout 2010, of $360 million of mandatorily redeemable excess capital stock. The repurchases resulted from the termination and withdrawal of several memberships due to mergers with financial institutions outside our Fifth District and from several members' requests for redemption of their excess stock balances. The FHLBank can repurchase mandatorily redeemable excess capital stock at any time within five years from the date a membership terminates or a request for redemption is made. Based on communications with members, we have no reason to believe the redemption requests represented members' concern about our FHLBank's financial condition or performance.

(In millions)	2010	2009
Regulatory stock balance at beginning of year	$3,739	$4,073
Stock purchases:
Membership stock	59	47
Activity stock	11	45
Stock repurchases:
Member redemptions	(90)	(376)
Withdrawals	(270)	(50)
Regulatory stock balance at the end of the year	$3,449	$3,739

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2010	December 31, 2009
Excess capital stock (Capital Plan definition)	$1,192	$905
Cooperative utilization of capital stock	$179	$216
Mission Asset Activity capitalized with cooperative capital stock	$4,483	$5,394

Because Advance balances decreased in 2010, the amount of excess capital stock outstanding increased and the amount of capital stock members cooperatively utilized in accordance with our Capital Plan decreased. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock cooperatively used) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, we have exceeded the regulatory threshold and, therefore, have been required to pay cash dividends. Until Advances grow substantially again, we expect to continue paying cash dividends.

Retained earnings at December 31, 2010 totaled $438 million, an increase of $26 million from year-end 2009. Earnings were sufficient to generate a 4.67 percent average ROE in 2010 and still enable us to pay stockholders a competitive annualized dividend rate of 4.38 percent.

Membership and Stockholders

On December 31, 2010, we had 735 member stockholders, the same number as at the end of 2009. In 2010, nine institutions became new member stockholders and nine were lost. The new members included four insurance companies, two credit unions, one thrift, one commercial bank, and our first non-depository Community Development Financial Institution (CDFI). This type of CDFI became eligible for membership as a result of the 2008 HERA legislation, and we have approximately 40 such institutions in our District. Because nearly all eligible commercial banks and thrifts/savings banks in our District are already members, recruitment of new members focuses primarily on insurance companies and credit unions. In total, approximately 65 eligible Fifth District depository institutions and approximately 25 eligible insurance companies are not members.

The nine lost members included four that merged with other Fifth District members, three that merged with non-Fifth District financial institutions, one that went into FDIC receivership and was subsequently acquired by a Fifth District member, and one that involuntarily withdrew from membership. The impact on Mission Asset Activity and earnings from these membership changes was negligible.

In 2010, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2010, the composition of membership by state was Ohio with 314, Kentucky with 218, and Tennessee with 203.

The following table provides the number of member stockholders by charter type.

	December 31,
	2010	2009
Commercial Banks	470	473
Thrifts and Savings Banks	126	128
Credit Unions	110	110
Insurance Companies	28	24
Community Development Financial Institutions	1	—
Total	735	735

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2010	2009
Commercial Banks	$2,315	$2,342
Thrifts and Savings Banks	453	455
Credit Unions	103	98
Insurance Companies	221	168
Total GAAP Capital Stock	3,092	3,063
Mandatorily Redeemable Capital Stock	357	676
Total Regulatory Capital Stock	$3,449	$3,739

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than average and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2010	2009
Up to $100 million	213	226
> $100 up to $500 million	399	395
> $500 million up to $1 billion	64	57
> $1 billion	59	57
Total Member Stockholders	735	735

(1)    The December 31, 2010 membership composition reflects members' assets as of September 30, 2010.

Most members are small financial institutions, with 83 percent having assets up to $500 million. As noted elsewhere, having larger members, such as those with assets over $1 billion, is critical to helping achieve our mission objectives, including providing valuable products and services to all members.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for each of the last three years. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

(Dollars in millions)	2010		2009		2008
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$275	5.70%	$387	6.75%	$364	6.46%
Provision for credit losses	(13)	(0.28)	—	—	—	—
Net interest income after provision for credit losses	262	5.42	387	6.75	364	6.46
Net gains on derivatives and hedging activities	8	0.16	18	0.31	2	0.03
Other non-interest income	12	0.25	20	0.35	7	0.13
Total non-interest income	20	0.41	38	0.66	9	0.16
Total revenue	282	5.83	425	7.41	373	6.62
Total other expense	(56)	(1.16)	(59)	(1.03)	(51)	(0.89)
Assessments	(62)	(b)	(98)	(b)	(86)	(b)
Net income	$164	4.67%	$268	6.38%	$236	5.73%

(a)    The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.
(b)    The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.

Our earnings performance in 2010 was more consistent with the levels of interest rates than was 2009's performance. The major reason for the abnormally wide earnings relative to short-term interest rates in 2009 was the extremely wide spreads earned on LIBOR-indexed Advances relative to our short-term Consolidated Obligation funding costs. The remainder of the "Results of Operations" provides more details on 2010's profitability.

Net Interest Income

For our FHLBank, the largest component of net income has historically been net interest income. We manage net interest income within the context of managing the tradeoff between market risk and return. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation. Our ROE normally is lower than that of many other financial institutions because of the cooperative wholesale business model, the moderate overall risk profile and the management of our balance sheet that results in a positive correlation of dividends to short-term interest rates.

Components of Net Interest Income
We generate net interest income from two components, described below, which combine to equal the net interest margin. Because of our relatively low net interest rate spread compared to other financial institutions, we normally derive a substantial proportion of net interest income from deploying capital to fund assets.

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

▪
Earnings from funding assets with interest-free capital (“earnings from capital”). Because yields on assets funded with interest-free capital change when market interest rates move, earnings from capital funding move in the same direction as rate changes. We deploy much of our capital in short-term and adjustable-rate assets in order to help ensure that ROE moves in the same direction as short-term interest rates and to help control market risk exposure. One way to compute earnings from capital is the average capital balance multiplied by the average cost of interest-bearing liabilities.

The following table shows the major components of net interest income for each of the last three years.

(Dollars in millions)	2010		2009		2008
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$230	0.33%	$326	0.39%	$253	0.27%
Net (amortization)/accretion (1) (2)	(32)	(0.04)	(34)	(0.04)	(48)	(0.05)
Prepayment fees on Advances, net (2)	8	0.01	8	0.01	2	—
Total net interest rate spread	206	0.30	300	0.36	207	0.22
Earnings from funding assets with interest-free capital	69	0.10	87	0.10	157	0.17
Total net interest income/net interest margin (3)	$275	0.40%	$387	0.46%	$364	0.39%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. Earnings from capital decreased in 2010 versus 2009 and even more so in 2009 versus 2008 because of the significant reductions during the last several years in annual average market interest rates, especially short-term rates. The larger decrease in the earnings from capital from 2008 to 2009 than from 2009 to 2010 occurred because annual average rates fell much more in 2009 compared to 2010.

Net Amortization/Accretion. Net amortization/accretion includes recognition of premiums and discounts paid on purchased mortgage assets and of premiums, discounts and concessions paid on Consolidated Obligation Bonds. Changes in net amortization can be substantial because movements in interest rates affect actual and projected mortgage prepayment speeds and decisions to retire ("call") Consolidated Bonds before their maturity. Our mortgage assets normally have an overall net premium balance, which results in more amortization when mortgage rates fall and less amortization when mortgage rates rise. Interest rates affect the amortization of Bond concessions by changing the amount of Bonds we call before maturity; when Bonds are called, remaining concessions are recognized immediately.

Although mortgage and Bond rates were moderately lower on average in 2010 than in 2009, the 2010 change in net amortization was relatively small. This is because, in 2010, the increase in mortgage net amortization (which occurred almost completely in the Mortgage Purchase Program) from faster prepayment speeds was offset by lower amortization on Bonds, as we called fewer Bonds in 2010 than in 2009. In 2009 versus 2008, net amortization decreased because, even though average mortgage and Bond rates declined sharply in 2009, some quarters in 2009 had sufficient increases in mortgage rates to lower net amortization.

Prepayment Fees on Advances. Advance prepayment fees are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayments depend mostly on the actions and preferences of members to continue holding Advances. Prepayments in one period do not necessarily indicate a trend that will continue in future periods. Although Advance prepayment fees can be, and in the past have been, significant, they were modest in each of the last three years.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of the net interest rate spread decreased by $96 million (29 percent) in 2010 versus 2009, after increasing by $73 million (29 percent) in 2009 versus 2008. Several factors, discussed below in estimated order of impact from largest to smallest, were primarily responsible for the annual changes in earnings from other components.

2010 Versus 2009

▪
Narrower portfolio spreads on LIBOR Advances-Unfavorable: We use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of LIBOR-indexed Advances. In 2010, the average portfolio spread on LIBOR-indexed Advances relative to their Discount Note funding was close to the 18 to 20 basis points historical average. In 2009, however, the spread was abnormally wider -- in some months more than 100 basis points -- because the financial market disruptions of 2008 and 2009 raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. As the financial crisis dissipated, the spread returned towards its historical average.

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: In 2010, the reductions in intermediate- and long-term interest rates enabled us to call over $10 billion of unswapped Bonds before their final maturities and replace them with new Consolidated Obligations, most at substantially lower interest rates. By contrast, the amount of mortgage paydowns, which we reinvested in assets with lower rates, was substantially less ($6.5 billion) than the amount of Bonds called. Most of the called Bonds funded mortgage assets. The favorable impact of these actions was somewhat muted because we extended the maturities of some of the new Bonds in order to reduce market risk exposure to higher interest rates.

▪
Decrease in financial leverage due to lower balances of Advances and mortgage assets-Unfavorable: The average principal balance of interest-earnings assets declined by $15.2 billion in 2010. Most of the reduction occurred from a $12.2 billion decrease in the principal balance of Advances and a $1.6 billion decrease in the principal balance of mortgage assets (including the Mortgage Purchase Program and mortgage-backed securities). Because our mortgage assets normally have substantially wider spreads than Advances, the reduction in earnings from the lower balance of mortgage assets was approximately the same as that of Advances.

▪
Lower net spreads on new mortgage assets-Unfavorable: In 2010, we purchased $5.4 billion of new mortgage assets. Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgage principal that paid down. This was due in part to actions we took to reduce market risk exposure to higher interest rates in the first half of 2010.

2009 Versus 2008

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: In 2009, the reductions in intermediate- and long-term interest rates enabled us to call almost $15 billion of unswapped Bonds before their final maturities and replace them with new Consolidated Obligations, many at substantially lower interest rates. By contrast, the amount of mortgage paydowns, which we reinvested in assets with lower rates, was substantially less than the amount of Bonds called.

▪	Wider portfolio spreads on LIBOR Advances-Favorable: The average portfolio LIBOR-Discount Note spread was significantly wider in 2009 than in 2008, as discussed in the "2010 Versus 2009" comparison.

▪
Increase in benefit from short funding from steeper yield curve-Favorable: Market yield curves were very steep in late 2008 and all of 2009 as short-term interest rates fell to historical lows of close to zero. This benefited earnings due to our use of a modest amount of Discount Notes to fund long-term assets ("short funding").

▪
Decrease in financial leverage due to lower Advance balances-Unfavorable: The average principal balance of Advances was $16.3 billion lower in 2009 compared to 2008, which reduced our financial leverage. Although many Advance programs experienced reductions in balances, much of the decrease occurred from repayment and maturities of LIBOR Advances. Because, as explained above, we had funded many of these LIBOR Advances with Discount Notes at elevated spreads in 2009, the loss of these Advances decreased net interest income even more. We did not replace the lower Advance balances with sufficient increases in other asset balances to fully offset the lost income.

Average Balance Sheet and Yield/Rates
The following table provides yields/rates and average balances for major balance sheet accounts. They provide details on the changes in the net interest rate spread in the last three years. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread in 2010 versus 2009 and in 2009 versus 2008 resulted primarily from the net impacts of the factors discussed above in “Other Components of Net Interest Rate Spread.”

(Dollars in millions)	2010			2009			2008
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$32,158	$294	0.91%	$44,504	$578	1.30%	$60,499	$1,895	3.13%
Mortgage loans held for portfolio (2)	8,696	413	4.75	9,570	484	5.06	8,683	437	5.03
Federal funds sold and securities purchased under resale agreements	9,414	17	0.17	8,382	12	0.15	8,181	159	1.95
Interest-bearing deposits in banks (3) (4)	5,535	13	0.24	8,503	27	0.31	4,000	69	1.73
Mortgage-backed securities	11,414	510	4.47	12,118	578	4.77	12,593	627	4.98
Other investments	1,927	7	0.37	1,292	3	0.23	41	2	3.73
Loans to other FHLBanks	5	—	0.16	19	—	0.13	18	—	1.79
Total earning assets	69,149	1,254	1.81	84,388	1,682	2.00	94,015	3,189	3.39
Allowance for credit losses on mortgage loans	1			—			—
Other assets	219			282			342
Total assets	$69,367			$84,670			$94,357
Liabilities and Capital
Term deposits	$221	1	0.37	$123	1	0.94	$103	3	2.87
Other interest bearing deposits (4)	1,415	—	0.04	1,613	1	0.04	1,346	23	1.69
Short-term borrowings	27,914	41	0.15	35,272	112	0.32	40,356	947	2.35
Unswapped fixed-rate Consolidated Bonds	23,719	897	3.78	25,539	1,059	4.15	25,469	1,175	4.62
Unswapped adjustable-rate Consolidated Bonds	852	1	0.15	3,623	33	0.90	9,638	301	3.12
Swapped Consolidated Bonds	10,080	21	0.21	12,677	80	0.63	12,030	368	3.06
Mandatorily redeemable capital stock	413	18	4.28	211	9	4.43	127	8	6.45
Other borrowings	1	—	0.32	1	—	0.07	1	—	1.64
Total interest-bearing liabilities	64,615	979	1.51	79,059	1,295	1.64	89,070	2,825	3.17
Non-interest bearing deposits	9			5			4
Other liabilities	1,222			1,405			1,155
Total capital	3,521			4,201			4,128
Total liabilities and capital	$69,367			$84,670			$94,357

Net interest rate spread			0.30%			0.36%			0.22%
Net interest income and net interest margin (5)		$275	0.40%		$387	0.46%		$364	0.39%
Average interest-earning assets to interest-bearing liabilities			107.02%			106.74%			105.55%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were no non-accrual loans for the periods displayed.
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

(5)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

2010 Versus 2009

Average rates on Advances, short-term borrowings (mostly Discount Notes), adjustable-rate Bonds, and swapped Bonds decreased mostly because of the declines in short-term LIBOR. Average rates on Federal funds sold and other interest-bearing deposits in banks were comparatively stable because the Federal Reserve had dropped the overnight Federal funds rate to its current level by the end of 2008 and deposit rates tended to experience corresponding reductions. Average rates on other investments increased modestly because we purchased instruments in that account with longer maturities in 2010 than in 2009. Average rates on mortgage loans held for portfolio (the Mortgage Purchase Program), mortgage-backed securities, and unswapped fixed-rate Consolidated Bonds decreased because average rates on instruments having intermediate- and long-term maturities were lower.

2009 Versus 2008

All accounts had reductions in their average rates, except for mortgage loans held for portfolio. The accounts with the largest reductions in average rates have short-term maturities or adjustable-rate interest resets, as expected given the sharp reductions in average short-term rates in 2009. The Mortgage Purchase Program had a slight increase in average rate because its net amortization was lower in 2009 than in 2008, which offset the impact of lower average mortgage rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	2010 over 2009			2009 over 2008
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(137)	$(147)	$(284)	$(409)	$(908)	$(1,317)
Mortgage loans held for portfolio	(43)	(28)	(71)	45	2	47
Federal funds sold and securities purchased under resale agreements	2	3	5	4	(151)	(147)
Interest-bearing deposits in banks	(8)	(6)	(14)	41	(83)	(42)
Mortgage-backed securities	(33)	(35)	(68)	(23)	(26)	(49)
Other investments	2	2	4	2	(1)	1
Total	(217)	(211)	(428)	(340)	(1,167)	(1,507)
Increase (decrease) in interest expense
Term deposits	1	(1)	—	—	(2)	(2)
Other interest-bearing deposits	(1)	—	(1)	4	(26)	(22)
Short-term borrowings	(20)	(51)	(71)	(106)	(729)	(835)
Unswapped fixed-rate Consolidated Bonds	(72)	(90)	(162)	4	(120)	(116)
Unswapped adjustable-rate Consolidated Bonds	(15)	(17)	(32)	(125)	(143)	(268)
Swapped Consolidated Bonds	(14)	(45)	(59)	18	(306)	(288)
Mandatorily redeemable capital stock	9	—	9	4	(3)	1
Total	(112)	(204)	(316)	(201)	(1,329)	(1,530)
Increase (decrease) in net interest income	$(105)	$(7)	$(112)	$(139)	$162	$23

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the effect of using derivatives on net interest income. The table does not provide the effect on earnings from the non-interest components of derivatives related to market value adjustments; this is provided in the next section “Non-Interest Income and Non-Interest Expense.”

(In millions)	2010	2009	2008
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$—	$—
Net interest settlements included in net interest income	(439)	(505)	(189)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	3	—
Consolidated Obligation Bonds:
Amortization/accretion of hedging activities in net interest income	2	—	—
Net interest settlements included in net interest income	113	158	69
Decrease to net interest income	$(325)	$(344)	$(120)

The primary reasons we use derivatives, most of which have historically been interest rate swaps, are to manage market risk exposure and lower funding costs on Consolidated Obligation Bonds. Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Consolidated Obligation Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly three-month). These adjustable-rate coupons normally have lower interest rates than the fixed rates. Use of derivatives results in a much closer match of actual cash flows between assets and liabilities than would occur otherwise and, therefore, as designed, reduces market risk exposure. It can also lower earnings when short-term rates are lower than intermediate- and long-term rates (as is normally the case) if the reduction in net interest income from Advance-related derivatives exceeds the increase in net interest income from Bond-related derivatives.

This was the case in each of the last three years, primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. The earnings impact was especially pronounced in the interest rate environments of 2009 and 2010, which had very steep yield curves with large differences between adjustable-rate LIBOR and the fixed rates. The reduction in earnings from using derivatives was acceptable because it enabled us to significantly lower market risk exposure.

See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information on our use of derivatives.

Provision for Credit Losses

In 2010, we recorded a $13.6 million provision for credit losses in the Mortgage Purchase Program. This provision was based on actual losses experienced of $1.5 million and an assessment of additional estimated incurred losses. After having no mortgage loan credit losses until 2010, the actual and incurred losses occurred from the build-up effect of the sharp decline in home prices and other economic variables that affect mortgage defaults and the resulting increase in loan foreclosures in many areas of the country. See the "Credit Risk-Mortgage Purchase Program" section in "Quantitative and Qualitative Disclosures About Risk Management" for further discussion on credit risk exposure in the Mortgage Purchase Program. See "Critical Accounting Policies and Estimates" and Note 11 of the Notes to Financial Statements for more discussion on the loan loss provision and allowance.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2010	2009	2008
Other Income
Net gains from sale of held-to-maturity securities	$8	$12	$—
Net gains on derivatives and hedging activities	8	18	2
Other non-interest income, net	4	8	7
Total other income	$20	$38	$9

Other Expense
Compensation and benefits	$34	$34	$26
Other operating expense	15	15	13
Finance Agency	4	3	3
Office of Finance	3	3	3
Other expenses	—	4	6
Total other expense	$56	$59	$51
Average total assets	$69,367	$84,670	$94,357
Average regulatory capital	3,942	4,417	4,260
Total other expense to average total assets (1)	0.08%	0.07%	0.05%
Total other expense to average regulatory capital (1)	1.42	1.33	1.18

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities resulted from our sales of mortgage-backed securities in 2009 and 2010. Each of the securities sold had less than 15 percent of the acquired principal outstanding at the time of the sale.

We continue to maintain a sharp focus on controlling operating costs. Most of the increase in 2009's compensation and benefits reflected funding of pension programs in the volatile interest rate environment. See Note 18 of the Notes to Financial Statement for further discussion. Although total other expense declined in 2010 over 2009, it increased as a percent of regulatory capital because of the decrease in regulatory capital in 2010.

Detail on Net Gains on Derivatives and Hedging Activities

(In millions)	2010	2009	2008
Advances:
Gains on fair value hedges	$8	$8	$10
(Losses) gains on derivatives not receiving hedge accounting	(7)	2	(12)
Mortgage loans:
Gains (losses) on derivatives not receiving hedge accounting	2	(1)	3
Consolidated Obligation Bonds:
Gains (losses) on fair value hedges	1	6	(6)
Gains on derivatives not receiving hedge accounting	4	3	7
Total net gains on derivatives and hedging activities	$8	$18	$2

The changes in net gains on derivatives and hedging activities primarily represented unrealized market value adjustments, which resulted principally from the reductions in interest rates and secondarily represented the amortization of market value gains. The market value adjustments as a percentage of notional derivatives principal were less than 0.05 percentage points. We consider the amount of volatility in these periods to be modest and consistent with the close hedging relationships of our derivative transactions.

REFCORP and Affordable Housing Program Assessments

In 2010, assessments totaled $62 million, which reduced ROE by 1.74 percentage points. In 2009, assessments totaled $98 million, which reduced ROE by 2.33 percentage points. The relative burden of assessments decreased because net income before assessments fell more than average GAAP capital (38 percent versus 16 percent).

Analysis of Quarterly ROE

The following table summarizes the components of 2010's quarterly ROE and provides quarterly ROE for 2009 and 2008.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2010 ROE:
Net interest income:
Other net interest income	6.02%	5.91%	6.18%	6.67%	6.20%
Net (amortization)/accretion	(0.41)	(0.70)	(1.36)	(0.16)	(0.67)
Prepayment fees	0.18	0.09	0.07	0.33	0.17
Total net interest income	5.79	5.30	4.89	6.84	5.70
Provision for credit losses	—	—	(0.31)	(0.81)	(0.28)
Net interest income after provision for credit losses	5.79	5.30	4.58	6.03	5.42
Net gains (losses) on derivatives and hedging activities	0.17	(0.26)	0.31	0.43	0.16
Other non-interest income (loss)	0.14	0.65	0.33	(0.12)	0.25
Total non-interest income	0.31	0.39	0.64	0.31	0.41
Total revenue	6.10	5.69	5.22	6.34	5.83
Total other expense	(1.12)	(1.03)	(1.11)	(1.40)	(1.16)
Assessments	(a)	(a)	(a)	(a)	(a)
2010 ROE	4.98%	4.66%	4.11%	4.94%	4.67%

2009 ROE	7.78%	6.78%	5.70%	5.11%	6.38%

2008 ROE	5.06%	6.38%	6.26%	5.19%	5.73%

(a)    The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.

Quarterly ROE in 2010 was volatile, ranging from 4.11 percent to 4.98 percent, even though one of the main drivers of earnings, short-term interest rates, was stable. Because quarterly ROE was significantly higher than short-term interest rates, we were able to distribute quarterly dividends to stockholders that were less volatile than ROE.

ROE fell in each of the first three quarters of 2010, mostly because net amortization expense increased in response to declines in mortgage and Bond rates and because of (for the third quarter) the establishment of a provision for loan losses. ROE rose in the fourth quarter because: 1) we rebalanced the market risk profile back towards historical levels, 2) net amortization expense decreased in response to higher mortgage and Bond rates, and 3) Advance prepayment fees increased. These fourth-quarter factors more than offset the additional loan loss provision, decrease in other non-interest income (primarily unrealized losses on trading securities), and increase in other expense in the fourth quarter.

Segment Information

Note 19 of the Notes to Financial Statements presents information on our two operating business segments. It is important to note that we manage financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes each segment's operating results for each of the last three years.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
2010
Net interest income after provision for credit losses	$180	$82	$262
Net income	$109	$55	$164
Average assets	$60,632	$8,735	$69,367
Assumed average capital allocation	$3,077	$444	$3,521
Return on Average Assets (1)	0.18%	0.63%	0.24%
Return on Average Equity (1)	3.55%	12.45%	4.67%

2009
Net interest income	$276	$111	$387
Net income	$193	$75	$268
Average assets	$75,054	$9,616	$84,670
Assumed average capital allocation	$3,724	$477	$4,201
Return on Average Assets (1)	0.26%	0.78%	0.32%
Return on Average Equity (1)	5.19%	15.65%	6.38%

2008
Net interest income	$305	$59	$364
Net income	$196	$40	$236
Average assets	$85,593	$8,764	$94,357
Assumed average capital allocation	$3,745	$383	$4,128
Return on Average Assets (1)	0.23%	0.46%	0.25%
Return on Average Equity (1)	5.24%	10.51%	5.73%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The decrease in 2010's net income and ROE reflected the return to an historically-normal spread between LIBOR-indexed Advances and Discount Note funding, lower earnings from capital, lower average balances on Advances and mortgage-backed securities, and narrower net spreads on new mortgage-backed securities. These factors were offset only partially by calls of Consolidated Bonds funding mortgage-backed securities. See the discussion above in “Other Components of Net Interest Rate Spread.” The market risk exposure from the mortgage-backed securities in the Traditional Member Finance segment is diluted by that segment's Advances and money market investments, which each have a small amount of residual market risk.

Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be at a significant level over market interest rates, while not significantly raising market risk and maintaining moderate credit risk despite the establishment of a loan loss reserve. In 2010, the Program averaged 13 percent of total average assets but accounted for 34 percent of earnings. The 3.2 percentage points decrease in ROE on capital allocated to the program reflected narrower spreads earned on new mortgages purchased and the $13.6 million provision for loan losses. These unfavorable factors were offset only partially by replacing called Bonds with lower cost debt.

Compared to the Traditional Member Finance segment, the Mortgage Purchase Program segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure. The Mortgage Purchase Program also provides the opportunity for enhanced risk-adjusted returns which can augment earnings available to pay as dividends. As discussed elsewhere, although mortgage assets are the largest source of our market risk, we believe we have historically managed this risk prudently and that these assets do not excessively elevate the balance sheet's overall market risk exposure.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Overview
Market risk exposure is the risk that net income and the value of stockholders' capital investment in the FHLBank may decrease, and that profitability may be uncompetitive, as a result of unexpected changes and volatility in the market environment and business conditions. Along with business/strategic risk, market risk is normally one of our largest residual risks. We attempt to minimize market risk exposure while earning a competitive return on members' capital stock investment. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. Effective management of both components is important in order to attract and retain members and capital and to support Mission Asset Activity.

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that tend to change unfavorably for us when interest rates change. We mitigate the market risk of mortgage assets with a portfolio of long-term unswapped fixed-rate callable and noncallable Consolidated Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. We have not used derivatives to manage the market risk of mortgage assets, except for hedging a portion of commitments in the Mortgage Purchase Program. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk normally remains after funding and hedging activities.

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

We have historically emphasized strategies aimed at having moderate market risk, with the goal of providing a competitive earnings stream over a multitude of market and business environments and having a relative small amount of earnings volatility. These strategies include, among others: 1) conservative management of market risk exposure, 2) controlled growth in mortgage assets, 3) holding a nominal amount of riskier types of mortgage-backed securities, 4) accounting and hedging practices that attempt to minimize earnings volatility from use of derivatives, and 5) limiting growth in operating expenses.

Regulatory and Policy Limits on Market Risk Exposure
The FHLBank has five sets of policy limits regarding market risk exposure, which primarily address long-term market risk exposure. We determine compliance with our policy limits at every month-end or more frequently if market or business conditions change significantly or are volatile.

▪
Market Value of Equity Sensitivity. The market value of equity for the entire balance sheet in two hypothetical interest rate scenarios (up 200 basis points and down 200 basis points from the current interest rate environment) must be between positive and negative 15 percent of the current balance sheet's market value of equity. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount.

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

▪
Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive and negative three percent in each of the up and down 200 basis points interest rate shocks. Net market value is defined as the market value of assets minus the market value of liabilities, with no assumed capital allocation.

▪	Mortgage Assets as a Multiple of Regulatory Capital. The amount of mortgage assets must be less than seven times the amount of regulatory capital.

In addition, Finance Agency Regulations and an internal policy provide controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. Historically, we have not purchased a large amount of mortgage-backed securities of private-label issuers, which we believe can have more volatility in prepayment speeds than GSE mortgage-backed securities. We have tended to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.

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

The duration of equity is a second way to measure long-term market risk exposure. Duration is a measure of price volatility. It indicates the expected percentage change in an instrument's market value from a small movement in interest rates. For example, a positive five duration of equity indicates that the market value of equity is expected to change inversely with interest rates, such that, for example, a 100 basis points increase in all interest rates would be expected to decrease the market value of equity by 5.0 percent. The duration of equity will change as interest rates move because there will be changes in the expected cash flows of instruments with options.

These key measures of market risk exposure are presented in the following interest rate shock tables. Average results are compiled using data for each month-end. Given the very low level of rates, the down rate shocks are nonparallel scenarios, with short-term rates decreased less than long-term rates so that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
Average Results
2010 Full Year
Market Value of Equity	$3,894	$3,978	$4,041	$4,113	$4,155	$4,141	$4,017
% Change from Flat Case	(5.3)%	(3.3)%	(1.8)%	—	1.0%	0.7%	(2.3)%
2009 Full Year
Market Value of Equity	$4,146	$4,247	$4,324	$4,404	$4,446	$4,442	$4,334
% Change from Flat Case	(5.9)%	(3.6)%	(1.8)%	—	1.0%	0.9%	(1.6)%

Month-End Results
December 31, 2010
Market Value of Equity	$3,870	$3,944	$4,005	$4,021	$3,967	$3,882	$3,661
% Change from Flat Case	(3.8)%	(1.9)%	(0.4)%	—	(1.3)%	(3.5)%	(9.0)%
December 31, 2009
Market Value of Equity	$4,184	$4,251	$4,271	$4,280	$4,256	$4,208	$4,066
% Change from Flat Case	(2.2)%	(0.7)%	(0.2)%	—	(0.6)%	(1.7)%	(5.0)%

Duration of Equity

(In years)	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
Average Results
2010 Full Year	(1.9)	(3.0)	(3.5)	(2.9)	(0.4)	1.8	4.2
2009 Full Year	(2.3)	(3.3)	(3.8)	(2.9)	(0.7)	1.3	3.5

Month-End Results
December 31, 2010	(1.2)	(2.0)	(2.0)	1.7	3.7	5.1	6.5
December 31, 2009	(0.8)	(0.7)	(0.6)	0.6	1.8	2.8	4.1

In 2010, as in 2009, we believe the market risk exposure was moderate. The trend reductions in mortgage rates and, secondarily, our actions to lower exposure to higher interest rates (primarily by extending the average maturity of unswapped Bonds used to fund mortgage assets) had resulted during 2009 and 2010 (until November 2010) in market risk being below historical average levels, especially exposure to higher interest rates. This market risk profile had a moderately unfavorable impact on earnings as there is normally a tradeoff between current earnings and longer-term market risk exposure.

We took measured actions in the third and fourth quarters of 2010 to rebalance market risk exposure by increasing funding of longer-term mortgage assets with shorter-term Consolidated Obligations. More importantly, in November and December, mortgage rates increased by 0.50 to 1.00 percentage points and market prices on our mortgage assets fell modestly. The result of these developments was that market risk exposure to higher interest rates increased, but the exposure at the end of 2010 was consistent with the long-term historical average exposure and well within internal policy limits.

Based on analysis of all of our market risk metrics, including simulations of earnings trends, we expect that profitability will remain competitive even if interest rates were to change by a substantial amount. Profitability could become uncompetitive if long-term rates were to increase immediately and permanently by four percentage points or more, or short-term rates were to increase immediately and permanently to at least eight percent. This amount of extreme change in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables.

Market Capitalization Ratios
The ratio of the market value of equity to the book value of regulatory capital indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities. We also track the ratio of the market value of equity to the par value of regulatory capital stock; this ratio excludes retained earnings in the denominator and therefore shows the ability of the market value of equity to protect the value of stockholders' investment in our company. To the extent the ratios are lower than 100 percent, they indicate a potential reduction in future earnings from the current balance sheet.

To the extent the two ratios differ from 100 percent, they can represent potential real economic gains or losses, unrealized opportunity benefits or costs, temporary fluctuations in asset or liability prices, or market value remaining under a company liquidation under which all assets were sold and all liabilities were terminated or transferred. Neither ratio completely measures the value of our company as a going concern because neither considers franchise value, future new business activity, future risk management strategies, or the net profitability of assets after funding costs.

The following table presents these two market capitalization ratios for the current (flat rate) interest rate environment.

		Monthly Average
		Year Ended
	December 31, 2010	December 31, 2010	December 31, 2009
Market Value of Equity to Book Value of Regulatory Capital	103%	105%	103%
Market Value of Equity to Par Value of Regulatory Capital Stock	117%	118%	114%

Because both ratios were above 100 percent and relatively stable in 2010, they help support the assessment that we have a moderate amount of market risk exposure. Currently the ratios are at favorable (high) levels, due to the combination of generally low mortgage rates, the anomaly of high market prices on mortgage assets, and (for the second ratio) the fact that retained earnings comprise 11 percent of regulatory capital.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity for the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. Average results are compiled using data for each month-end. We allocate equity to this portfolio using the entire balance sheet's regulatory capital-to-assets ratio.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 200	Down 100	Down 50	Flat Rates	Up 50	Up 100	Up 200
Average Results
2010 Full Year	(18.4)%	(11.1)%	(5.8)%	—	3.5%	2.7%	(6.4)%
2009 Full Year	(25.0)%	(14.8)%	(7.5)%	—	4.0%	4.0%	(4.7)%

Month-End Results
December 31, 2010	(15.9)%	(8.2)%	(2.4)%	—	(3.0)%	(9.0)%	(25.5)%
December 31, 2009	(8.0)%	(2.4)%	(0.7)%	—	(1.9)%	(5.8)%	(17.3)%

These measures indicate that the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet. We believe that the mortgage assets portfolio has a moderate amount of market risk exposure that is consistent with our conservative risk philosophy and cooperative business model. However, as expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet. At the end of 2010, the portfolio's risk exposure was similar to the long-term historical average profile.

Use of Derivatives in Market Risk Management
The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments.

(In millions)		December 31, 2010		December 31, 2009
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive floating interest rate swap (without options)	Converts the Advance's fixed rate to a variable rate index.	$2,397	$—	$3,469	$—
Pay-fixed, receive floating interest rate swap (with options)	Converts the Advance's fixed rate to a variable rate index and offsets option risk in the Advance.	8,053	184	9,669	184
Total Advances		10,450	184	13,138	184
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	40	—	—
Consolidated Obligations Bonds:
Receive-fixed, pay floating interest rate swap (without options)	Converts the Bond's fixed rate to a variable rate index.	4,339	1,000	11,658	200
Receive-fixed, pay floating interest rate swap (with options)	Converts the Bond's fixed rate to a variable rate index and offsets option risk in the Bond.	3,905	50	3,665	—
Total Consolidated Obligations Bonds		8,244	1,050	15,323	200
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	—	92	—	79
Total		$18,694	$1,366	$28,461	$463

The overall changes shown did not represent new hedging or risk management strategies or a change in accounting treatment of existing hedges. The decrease in the amount of Advance hedges corresponded to the overall reduction in Advance balances. The large reduction from the end of 2009 to the end of 2010 in Consolidated Obligation Bond hedges was primarily because the cost of Discount Notes decreased relative to swapped funding in 2010 and, secondarily, because of lower Advance balances.

The increase in 2010 in Bond hedges accounted for as economic hedges reflected several swaps that failed effectiveness testing required to receive fair value hedge accounting treatment. However, only seven percent ($1,366 million) of hedges were classified as economic hedges at the end of 2010. This reflects the close hedging relationship of most of our derivatives transactions, because most of the hedges are associated with specific assets or liabilities in which the characteristics of the derivative instruments are closely related to the characteristics of the hedged items. This practice normally results in modest earnings volatility from accounting for derivatives. See "Critical Accounting Policies and Estimates" for further discussion.

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

We have always complied with each capital requirement. See the “Capital Resources” section of “Analysis of Financial Condition” and Note 17 of the Notes to Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the material risks we face. The range is from $140 million to $285 million, with a target level of $170 million. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. On December 31, 2010, we had $438 million of retained earnings.

Components of Capital Plan That Promote Capital Adequacy
The GLB Act and our Capital Plan promote the adequacy of our capital to absorb financial losses in three ways:

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

Risk-Based Capital Regulatory Requirement
We must hold sufficient capital to protect against exposure to market risk, credit risk, and operational risk. The GLB Act and Finance Agency Regulations require total permanent capital, which includes retained earnings and the regulatory amount of Class B capital stock, to be at least equal to the amount of risk-based capital. Risk-based capital is the sum of market, credit, and operational risk-based capital as specified by the Regulations. The following table shows the amount of risk-based capital required based on the measurements, the amount of permanent capital, and the amount of excess permanent capital.

(Dollars in millions)	Year-end 2010	Monthly Average 2010	Year-end 2009
Market risk-based capital	$158	$199	$116
Credit risk-based capital	184	195	184
Operational risk-based capital	102	118	90
Total risk-based capital requirement	444	512	390
Total permanent capital	3,887	3,942	4,151
Excess permanent capital	$3,443	$3,430	$3,761
Risk-based capital as a percent of permanent capital	11%	13%	9%

The risk-based capital requirement has historically not been a constraint on operations and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent, which is significantly less than the amount of permanent capital.

Credit Risk

Overview
We assume a substantial amount of inherent credit risk exposure in our dealings with members, purchases of investments, and transactions of derivatives. Credit risk is the risk of monetary loss resulting from failure of any obligor to meet the terms of any contract with us. Most importantly, credit risk arises from delayed receipt, or no receipt, of principal and interest on assets lent to or purchased from members or investment counterparties, or due to counterparties' nonpayment of interest due on derivative transactions. For the reasons detailed below, we believe we have a minimal overall amount of residual credit risk exposure related to our Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of credit risk exposure related to the Mortgage Purchase Program.

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite deterioration in the credit conditions of many of our members and in the value of some pledged collateral starting in 2008, we believe that credit risk exposure in our secured lending activities continued to be minimal in 2010. We base this assessment on the following factors:

▪
a conservative approach to collateralizing credit that results in significant over-collateralization. This includes, among other actions: 1) systematically raising collateral margins and becoming more restrictive on collateral status as the financial condition of a member or of the collateral pledged deteriorates, and 2) adjusting collateral margins for subprime and nontraditional mortgage loans that we have identified and determined are not properly underwritten;

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
Because of these factors, we have never established a loan loss reserve for Advances. We expect to collect all amounts due according to the contractual terms of Advances and Letters of Credit.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policies is that each member must overcollateralize its borrowings and must maintain borrowing capacity in excess of its credit outstanding. As of December 31, 2010, the over-collateralization resulted in total collateral pledged of $150.5 billion with total borrowing capacity of $91.6 billion. Lower borrowing capacity results because we make downward adjustments to the collateral pledged to recognize risks that may affect its realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

The table below identifies the allocation of pledged collateral as of each of the last two year ends. Collateral allocation was fairly constant in 2010 across stockholders.

	December 31, 2010		December 31, 2009
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)
Single family loans	62%	$93.4	62%	$94.0
Home equity loans/lines of credit	19	28.0	18	27.6
Commercial real estate	10	15.5	9	14.0
Bond securities	7	10.6	9	14.0
Multi-family loans	2	2.5	2	2.1
Farm real estate	(a)	0.5	(a)	0.5
Total	100%	$150.5	100%	$152.2

(a)	Less than one percent of total pledged collateral.

We assign each member one of four levels of collateral status-Blanket, Securities, Listing, and Physical Delivery-
based on our credit rating (described below) that reflects our view of the member's current financial condition, capitalization, level of problem assets, and other credit risk factors.

Blanket collateral status is the least restrictive and is available for lower risk institutions. We assign it to approximately 85 percent of members and borrowing nonmembers. Under Blanket status, the borrowing member is not required to provide loan level detail on pledged loans. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers. Lower risk members that choose not to pledge loan collateral are assigned Securities status. Under Listing collateral status, a member must pledge and provide us information on specifically identified individual loans that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, most insurance companies pledging loans, and newly chartered institutions. We require borrowers assigned to Physical Delivery to deliver into our possession securities and/or original notes, mortgages or deeds of trust. The instruments we accept are highly restrictive and subject to a conservative valuation process.

For insurance company members and for newly chartered institutions, we require physical delivery of collateral, in part because they do not have the backing of the FDIC or other deposit insurance funds controlled by a regulator. Newly chartered institutions are required to deliver collateral until they have developed a solid financial history that trends strongly towards being profitable.

Over 90 percent of single family mortgage loan collateral and commercial real estate collateral is under blanket status and almost all home equity loan collateral is under blanket status. All bond securities are under physical delivery collateral status.

We determine borrowing capacity against pledged collateral by applying Collateral Maintenance Requirements (CMRs). CMRs are intended to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset in the event we must liquidate collateral. They are percentage adjustments (i.e., discounts) applied to the estimated market value of pledged collateral, and therefore their application results in borrowing capacity that is less than the amount of pledged collateral. The discounts are determined by dividing one by the CMR; for example, a CMR of 150 percent translates into a discount of 66.7 percent, which means that 66.7 percent of the market value is eligible for borrowing.

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

The table below indicates, for each major collateral type, the range of lendable values remaining after the application of CMRs as of December 31, 2010. The ranges of lendable values are as a percentage of the market value of the collateral and exclude subprime and nontraditional mortgage loan collateral, which is further adjusted. All collateral types receive significant downward adjustments.

Lending Values Applied to Collateral
Blanket Status
Single family loans	57-80%
Multi-family loans	35-49%
Home equity loans/lines of credit	26-61%
Commercial real estate	36-54%
Other loan collateral	53-69%

Listing Status/Physical Delivery
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	93-100%
U.S. agency mortgage-backed securities	89-96%
Private-label mortgage-backed securities	63-80%
Commercial mortgage-backed securities	49-83%
Single family loans	69-83%
Other government-guaranteed loans	91%
Multi-family loans	41-57%
Home equity loans/lines of credit	50-69%
Commercial real estate	43-63%

In the fourth quarter of 2010, we engaged a third-party consultant to re-evaluate the levels of our CMRs in light of current financial and credit conditions and updated collateral data, using the same methodology previously used to determine CMRs. Based on the results of the engagement, our Board in the first quarter of 2011 approved modest reductions in some of the CMRs, with the overall result being expanded collateral borrowing capacity for many members but continued maintenance of our conservative approach to determining CMRs.

On December 31, 2010, we had $5,786 million of Advances outstanding to former members that had been acquired by financial institutions who are not members of our FHLBank. Of this amount, $5,113 million was supported by subordination or other intercreditor security agreements with other FHLBanks, with collateral totaling $7,423 million based on our required collateral levels. The remainder was collateralized by $410 million of marketable securities and $1,725 million in loan collateral held in our custody. Subordination agreements mitigate our risk in the event of default of the counterparty FHLBank by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing an incentive to ensure pledged collateral values are sufficient to cover all parties.

Perfection. With certain statutory exceptions that are unlikely to be applicable, the FHLBank Act affords any security interest granted to us by a member, or by an affiliate of a member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. As additional security for members' indebtedness, we have a statutory lien on their FHLBank capital stock.

We perfect our security interest in collateral by 1) filing financing statements on each member pledging loan collateral, 2) taking possession or control of all pledged securities and cash collateral, and 3) taking physical possession of pledged loan collateral when we deem it appropriate based on a member's financial condition. In addition, at our discretion and consistent with our Credit Policy, we are permitted to call on members to pledge additional collateral at any time during the life of a borrowing. Credit losses could occur should a regulatory agency, for an unknown reason, prevent us from liquidating our collateral position. Credit risk exposure also exists in cases of fraud by a failing institution or its employees.

Subprime and Nontraditional Mortgage Loan Collateral. We have policies and processes to identify subprime loans pledged by members to which we have high credit risk exposure or have extended significant credit. We perform on-site collateral reviews, sometimes engaging third parties, of members we deem to have high credit risk exposure. The reviews include identification of loans that meet our definitions of subprime and nontraditional. Our definitions of subprime loans and nontraditional mortgage loans (NTM) are expansive and conservative. During the review process, we estimate overall subprime and nontraditional mortgage exposure levels by performing random statistical sampling of residential loans in the members' pledged portfolios.

Based on our collateral reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately eight percent of pledged collateral meets the definition of “nontraditional.” These percentages have remained steady over the last two years.

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

A lower internal credit rating can cause us to 1) decrease the institution's borrowing capacity via a higher collateral maintenance requirement, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral to us in custody, and/or 4) prompt us to more closely and/or frequently monitor the institution using several established processes. The underwriting is largely performed in advance of individual extensions of credit and is reflected in an institution's maximum borrowing capacity and, in some cases, maturity limits.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure. The lower the numerical rating, the higher our assessment of the member's credit quality. A “4” rating is our assessment of the lowest level of satisfactory performance.

(Dollars in billions)
December 31, 2010			December 31, 2009
	All Members and Borrowing Nonmembers			All Members and Borrowing Nonmembers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	394	$50.7	1-3	350	$48.5
4	186	32.5	4	202	39.7
5	72	4.7	5	71	6.5
6	53	1.8	6	80	3.3
7	43	1.9	7	45	2.0
Total	748	$91.6	Total	748	$100.0

Many of our members continue to be adversely affected by the recession and weak economy with a resulting significant downward trend in our member credit ratings since 2007. As of the end of 2010, 168 members and borrowing nonmembers (22 percent of the total) had credit ratings of 5 or below, with $8.4 billion of borrowing capacity. The decrease in 2010 in the number of members and borrowing nonmembers with a credit rating of 5 or below was due primarily to improvements made to the credit ratings model. These changes involve enhanced balancing of mitigating factors that influence a member's overall financial condition, which we believe enables us to better identify the riskiest institutions for greater resource focus on these members.

Member Failures, Closures, and Receiverships. There was one member failure in 2010. This institution had approximately $5 million in Advances, all of which were assumed and repaid by another Fifth District member, along with accrued interest and prepayment penalties.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is moderate. We base this assessment on the following factors:

▪	various credit enhancements for conventional loans, that generally protect us against losses to a 50 percent loss severity on each loan;

▪	underwriting and loan characteristics consistent with favorable expected credit performance;

▪	U.S. government insurance on FHA mortgage loans, which totaled $1,416 million (18 percent) of total Program unpaid principal balance at December 31, 2010;

▪	a relatively moderate (albeit increasing) overall amount of delinquencies and defaults experienced when compared to national averages;

▪	less than $2 million of program-to-date charge-offs through December 31, 2010; and

▪
our estimate that $12.1 million of additional losses have been incurred in the Program as of December 31, 2010, as recognized in our allowance for credit losses, which represent less than 0.20 percentage points of unpaid principal balance.

The primary reasons for the recording of a loan loss provision and reserve, and analysis of credit risk exposure, are discussed below in "Potential Credit Risk Exposure."

Lender Risk Account. The amount of loss claims against the Lender Risk Account in 2010 was approximately $10 million. Since inception of the Program, loss claims have used approximately $14 million, or 20 percent, of the Lender Risk Account. The balance of the Lender Risk Account was $44 million and $55 million at December 31, 2010 and 2009, respectively.

Use of the Lender Risk Account increased in 2010 for the reasons discussed below in "Potential Credit Risk Exposure." See also Note 10 of the Notes to Financial Statements.

Portfolio Loan Characteristics. Our policy is to originate loans that are of high credit quality. The following table shows Fair Isaac and Company (FICO®) credit scores at origination for the conventional loan portfolio. There was little change in the FICO® distribution in 2010 compared with prior years.

FICO® Score (1)	December 31, 2010	December 31, 2009
< 620	—%	—%
620 to < 660	4	4
660 to < 700	11	11
700 to < 740	20	19
>= 740	65	66

Weighted Average	750	751

(1)	Represents the original FICO® score.

High loan-to-value ratios, in which homeowners have little or no equity at stake, are key drivers in potential mortgage delinquencies and defaults. The following tables show loan-to-value ratios for conventional loans based on values estimated at the origination dates and values estimated as of each of the last two year ends. The estimated current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2010	December 31, 2009	Loan-to-Value	December 31, 2010	December 31, 2009
<= 60%	20%	21%	<= 60%	27%	31%
> 60% to 70%	18	19	> 60% to 70%	17	20
> 70% to 80%	54	52	> 70% to 80%	28	29
> 80% to 90%	5	5	> 80% to 90%	16	10
> 90%	3	3	> 90% to 100%	6	5
			> 100%	6	5
Weighted Average	70%	70%	Weighted Average	71%	68%

Although there has been some deterioration in the loan-to-value ratios, as expected in the current economic conditions and housing markets, the relatively moderate increases provide further support for our assessment of credit risk exposure in the Mortgage Purchase Program. As of December 31, 2010, 12 percent of loans were estimated to have current loan-to-value ratios above 90 percent, up from 10 percent at year-end 2009 and up from three percent at origination dates, despite national average housing prices falling by more than 25 percent in the last several years.

Based on the available data, we believe we have little exposure to loans in the Program considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The geographical allocation of loans in the Program is concentrated in Ohio, as shown on the following table based on unpaid principal balance.

	December 31,
	2010	2009
Ohio	49%	49%
Kentucky	9	8
Indiana	7	8
California	4	4
Texas	3	3
All others	28	28
Total	100%	100%

Credit Performance. The Mortgage Purchase Program has had a moderate amount of delinquencies and foreclosures. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate. The national average is based on a nationally recognized delinquency survey. Over the past few years, delinquency/foreclosure rates on both our conventional and FHA loans have increased substantially but continued to be well below the national averages, and we expect this to continue to be the case.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2010	December 31, 2009
Early stage delinquencies - unpaid principal balance (1)	$94	$87
Serious delinquencies - unpaid principal balance (2)	78	71
Early stage delinquency rate (3)	1.5%	1.1%
Serious delinquency rate (4)	1.2	0.9
National average serious delinquency rate (5)	4.6	5.0

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)	National average of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data.

As of December 31, 2010, high risk loans, measured by FICO® scores and loan-to-value ratios, had experienced relatively moderate serious delinquencies (delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $250 million of conventional principal balances with FICO® scores below 660 and current loan-to-values less than 100 percent, $11 million (five percent) were seriously delinquent. Of the $353 million of conventional principal balances with FICO® scores above 660 and current loan-to-values above 100 percent, $23 million (six percent) were seriously delinquent. Finally, of the $31 million of conventional principal balances with FICO® scores below 660 and current loan-to-values above 100 percent, $4 million (15 percent) were seriously delinquent. We believe these data provide further support that the overall portfolio is comprised of high quality loans.

Potential Credit Risk Exposure. The data presented above in this section are aggregated and provide useful information on the health of the overall portfolio. However, exposure to potential future credit losses depends on defaults and severity of losses in specific mortgage pools because credit enhancements are applied at the loan and pool levels. A mortgage pool is a collection of mortgage loans made to a single seller. Beginning in February 2011, a mortgage pool may have loans sold to us by more than one seller, a new feature expected to further mitigate credit risk. Credit risk exposure depends on the actual and potential performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including primary mortgage insurance (for individual loans), the Lender Risk Account, and supplemental mortgage insurance. See the "Mortgage Loans Held for Portfolio" section in Item 1 for discussion of credit enhancements. Although the overwhelming majority of pools have not experienced credit losses, and are not projected to except under extremely stressful economic conditions or in the event of further home price declines, some pools have experienced losses.

The FHLBank began to experience credit losses in 2010 within the Mortgage Purchase Program from the combined effects of several factors:

▪	The difficult economic conditions of the last four years have increased unemployment rates, resulting in some homeowners being unable to continue paying their mortgages.

▪	In the last four years, houses in many areas of the country have been difficult to sell on a timely basis at favorable prices to sellers.

▪	Home prices in numerous areas have declined sharply since the peak of the housing market in 2006, with some states and localities experiencing declines of 50 percent or more.

▪
Loan delinquencies and defaults on our loans, both of which are heavily influenced by the elevated unemployment levels and home price declines, have increased in the last several years, even though they are still well below national averages.

▪
Some mortgage pools have a concentration of loans originated in states and localities (e.g., California, Arizona, Florida, Nevada, and Michigan) that have had the most severe declines in home prices and resulting delinquencies. We purchased most of these loan pools from a former member that stopped selling us mortgage loans in 2007.

▪
Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses of approximately 50 percent, the magnitude of the declines in home prices and delinquencies in some areas have resulted in losses in some of the mortgage pools that have exhausted certain credit enhancements. When a mortgage pool's credit enhancements are exhausted, the FHLBank realizes any additional loan losses in that pool.

In addition to the analysis performed to determine the allowance for credit losses, we perform analysis to estimate potential ranges of credit risk exposure in the Mortgage Purchase Program, including in stressed scenarios. Under further adverse conditions for future home prices or unemployments, a substantial amount of additional losses could occur over the life of the mortgages. However, we do not expect further credit losses, even under reasonably possible adverse scenarios, to significantly reduce the overall profitability of the FHLBank, annual dividends payable to members, or our capital adequacy. We believe that our future total losses will be moderate except in the most unlikely adverse scenarios.

Credit Risk Exposure to Insurance Providers. The following table presents information on exposure to primary mortgage insurance providers for our conventional loans as of December 31, 2010.

(In millions)			Seriously Delinquent Loans with Primary Mortgage Insurance
Insurance Provider	Credit Rating (1)	Credit Rating Outlook (1)	Unpaid Principal Balance (2)	Maximum Coverage Outstanding (3)
Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$3	$1
Genworth Residential Mortgage Insurance Corporation (Genworth)	BBB-	Negative	3	1
United Guaranty Residential Insurance	BBB	Stable	2	1
Republic Mortgage Insurance	BB+	Negative	1	—
Radian Guaranty, Inc.	B+	Negative	1	—
All Others	B+ to BBB	Negative	1	—
Total			$11	$3

(1)    Represents the lowest credit rating and outlook of Standard & Poor's, Moody's, or Fitch Advisory Services stated in terms of the Standard & Poor's equivalent, as of December 31, 2010.
(2)    Represents the unpaid principal balance of conventional loans 90 days or more delinquent or in the process of foreclosure with primary mortgage insurance in effect at time of origination. Insurance coverage may be discontinued once a certain loan-to-value ratio is met.
(3)    Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the primary mortgage insurance at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

Genworth is our current sole provider of supplemental mortgage insurance for new business. We discontinued committing new business with MGIC in 2008, although 50 percent of our loans outstanding have supplemental mortgage insurance underwritten by MGIC. We subject both supplemental mortgage insurance providers to a standard credit underwriting analysis which is stressed. At December 31, 2010, the net exposure to each provider, after consideration of the protection afforded by the Lender Risk Account, was estimated to be less than $1 million. Under a very extreme scenario in which all of the Lender Risk Account was exhausted and the insurance providers were financially unable to pay any of the remaining claims, the estimated net exposure to Genworth would be $19 million and to MGIC would be $20 million. We believe these analyses support our assessment that we have a small amount of credit risk exposure to these providers except in the most unlikely adverse scenarios. See the related discussion in “Business Outlook” of the “Executive Overview.”

Investments
Liquidity Investments. The following table presents the par amount of liquidity investments outstanding in relation to the counterparties' long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

(In millions)	December 31, 2010
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,930	$2,550	$5,480
Certificates of deposit	—	4,715	1,075	5,790
Total unsecured liquidity investments	—	7,645	3,625	11,270
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (1)	2,950	—	—	2,950
U.S. Treasury obligations	1,905	—	—	1,905
Government-sponsored enterprises (2)	4,518	—	—	4,518
TLGP (3)	1,011	—	—	1,011
Total guaranteed/secured liquidity investments	10,384	—	—	10,384
Total liquidity investments	$10,384	$7,645	$3,625	$21,654

	December 31, 2009
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,285	$865	$2,150
Certificates of deposit	—	5,545	1,125	6,670
Total unsecured liquidity investments	—	6,830	1,990	8,820
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (1)	100	—	—	100
Government-sponsored enterprises (2)	3,826	—	—	3,826
Total guaranteed/secured liquidity investments	3,926	—	—	3,926
Total liquidity investments	$3,926	$6,830	$1,990	$12,746

(1)	See Note 4 of the Notes to Financial Statements for a description of the collateralization of securities purchased under agreements to resell.

(2)	Consists of securities that are issued and guaranteed by Fannie Mae and/or Freddie Mac, which are not obligations of the U.S. government.

(3)	Represents corporate debentures issued or guaranteed by the FDIC under the Temporary Liquidity Guarantee Program (TLGP).

We believe these investments are made with counterparties who have a strong ability to repay principal and interest. At the end of 2010, 48 percent of our liquidity investments were with counterparties that provide explicit guarantees by the U.S. government (Treasuries and TLGP securities), or that we believe are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell).

Mortgage-Backed Securities
GSE Mortgage-Backed Securities. We have never held any asset-backed securities other than mortgage-backed securities. Historically, almost all of our mortgage-backed securities have been residential GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees.

In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs continue to receive the highest senior debt ratings available from the NRSROs, which are based in part on their perceived backing by the U.S. government, although the U.S. government does not explicitly guarantee Fannie Mae or Freddie Mac securities. Nonetheless, we believe the conservatorships lower the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.

As indicated in Note 7 of the Notes to Financial Statements, at December 31, 2010, the book value of our GSE mortgage-backed securities was $10,657 million. Most of the securities are fixed-rate pass-throughs or collateralized mortgage obligations. The portfolio had an estimated net unrealized gain totaling $328 million, which was three percent higher than its amortized cost. The market value gain reflects the lower overall level of mortgage rates as of year-end 2010, compared to when the securities were originated, and elevated market prices on GSE mortgage-backed securities. The elevated market prices are commonly attributed to the combination of the high demand for mortgage-related securities (including from the Federal Reserve), the view of market participants that GSE mortgage-backed securities have little if any credit risk, and a relative lack of supply of new mortgage securities.

Mortgage-Backed Securities Issued by Other Government Agencies. In the fourth quarter of 2010, we invested in mortgage-backed securities issued and guaranteed by the National Credit Union Administration with a book value at the end of the year totaling $910 million. These securities are floating rate tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. This portfolio had a market value loss of $1.5 million, or 0.2 percent below amortized cost, at December 31, 2010. We believe that the strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses.

Private Label Mortgage-Backed Securities. The following table presents the unpaid principal balance and fair value of our portfolio of private-label mortgage-backed securities as a percent of unpaid principal balance. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.” As of December 31, 2010, the five private-label mortgage-backed securities had a book value of $88 million and the portfolio had paid down 83 percent of its original principal balances.

(Dollars in millions)	Investment Rating	Fair Value	Unpaid Principal Balance	Fair Value as a Percent of Unpaid Principal Balance
December 31, 2010	AAA	$90	$88	102.1%
December 31, 2009	AAA	187	187	99.9

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

▪
Each has loan characteristics consistent with favorable expected credit performance. The average original FICO® score was 741, and the average current estimated loan-to-value ratio at December 31, 2010 was 48 percent.

▪
Each has a strong and seasoned credit performance history. At December 31, 2010, the 60-day or more delinquency rate was only 0.52 percent and a minor amount (0.32 percent) of the loans backing the securities were in either foreclosure or real estate owned.

The following table summarizes the credit support of the private-label mortgage-backed securities. Credit support significantly exceeds collateral delinquencies.

	Original Weighted-Average Credit Support	Current Weighted- Average Credit Support	Minimum Current Credit Support (1)	Weighted Average Collateral Delinquency (2)	Maximum Current Collateral Delinquency (1) (2)
Private-label mortgage-backed securities
December 31, 2010	5.0%	8.9%	5.9%	0.85%	2.19%
December 31, 2009	4.7	7.6	5.4	0.54	0.76

(1)	Represents percentage applicable to an individual security holding within the private-label mortgage-backed securities portfolio.

(2)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

Based on these factors, we have not considered any of these investments to be other-than-temporarily impaired on any date.

Derivatives
Credit Risk Exposure. The table below presents, as of December 31, 2010, the gross credit risk exposure (i.e., the market value) of derivatives outstanding, as well as the net exposure.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	7,065	1	—	1
A	12,903	5	(4)	1
Member institutions (2)	92	—	—	—
Total	$20,060	$6	$(4)	$2

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents, as of year-ends 2010 and 2009, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding. Although we cannot predict if we will realize credit or market risk losses from any of our derivatives counterparties, we continue to have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

(In millions)
December 31, 2010				December 31, 2009
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Barclays Bank PLC	Aa/AA	$4,866	$—	Barclays Bank PLC	Aa/AA	$5,569	$—
Credit Suisse International	A	3,030	—	Bank of America, N.A.	A	4,189	—
Morgan Stanley Capital Services	A	2,414	—	Credit Suisse International	A	3,111	3
All others (11 counterparties)	A to Aa/AA	9,618	2	All others (11 counterparties)	A to Aa/AA	15,976	6
Total		$19,928	$2	Total		$28,845	$9

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

The $43 million difference between the settlement amount we paid Lehman and the market value fee we received on the replacement swaps represented an economic gain to us based on changes in the interest rate environment between the termination date and the replacement date. Although the difference was a gain to us in this instance, because it represented exposure from terminating and replacing derivatives, it could have been a loss if the interest rate environment had been different. We are amortizing the gain into earnings according to the swaps' final maturities, most of which will occur by the end of 2012.

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

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is through cost effective access to the capital markets for participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and for execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. In the second half of 2010, we enhanced asset liquidity, and earnings, by investing in short-term U.S. Treasury securities and GSE discount notes.

Our liquidity position remained strong in 2010 and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt or pay competitive dividends is very remote.

As shown on the Statements of Cash Flows, in 2010, our share of participations in debt issuances totaled $675.4 billion for Discount Notes and $19.3 billion for Consolidated Bonds. The System's triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

We must meet both operational and contingency liquidity requirements. In 2010, as in prior years, we satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity. In practice, we tend to hold well over 20 days of positive liquidity and the amount of liquidity over these days tended to average in the range of $4 billion to $6 billion in 2010. Both the contingency liquidity and the 15-days positive liquidity requirement are measures of the sufficiency of asset liquidity.

Contingency Liquidity Requirement
Contingency liquidity risk is the potential inability to meet liquidity needs because our access to the capital markets to issue Consolidated Obligations is restricted or suspended for a period of time due to a market disruption, operational failure, or real or perceived credit quality problems. To meet the contingency liquidity requirement, we must hold liquidity to meet obligations in the event our access to the capital markets is impeded for seven business days.

The following table presents the components of our contingency liquidity reserves. We continued to hold an ample amount of liquidity reserves to protect against contingency liquidity risk.

Contingency Liquidity Requirement (In millions)	2010	2009
Total Contingency Liquidity Reserves (1)	$35,292	$21,199
Total Requirement (2)	(13,268)	(6,937)
Excess Contingency Liquidity Available	$22,024	$14,262

(1)     Includes, among others, cash, overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available-for-sale negotiable securities, and 75 percent of the market value of certain held-to-maturity obligations, including obligations of the United States, U.S. government agency obligations and mortgage-backed securities.

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

Deposit Reserve Requirement (In millions)	2010	2009
Total Eligible Deposit Reserves	$29,755	$33,465
Total Member Deposits	(1,438)	(2,077)
Excess Deposit Reserves	$28,317	$31,388

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2010. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2009, and changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$8,272	$11,385	$4,009	$6,884	$30,550
Operating leases (include premises and equipment)	1	2	1	—	4
Mandatorily redeemable capital stock	3	44	310	—	357
Commitments to fund mortgage loans	92	—	—	—	92
Pension and other postretirement benefit obligations	8	3	4	17	32
Total contractual obligations	$8,376	$11,434	$4,324	$6,901	$31,035

(1)    Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2010. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2009, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$6,651	$62	$31	$55	$6,799
Standby bond purchase agreements	13	387	—	—	400
Consolidated Obligations traded, not yet settled	13	—	—	—	13
Total off-balance sheet items	$6,677	$449	$31	$55	$7,212

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. We mitigate operational risk through adherence to internal policies, department procedures and controls, use of tested information systems, disaster recovery provisions for those systems, acquisition of insurance coverage to help protect us from financial exposure relating to errors or fraud by our personnel, and comprehensive policies and procedures related to Human Resources. In addition, the Internal Audit Department, which reports directly to the Audit Committee of the Board of Directors, regularly monitors and tests compliance with our policies, procedures, applicable regulatory requirements and best practices.

We believe there were no material developments regarding our operational risk in 2010.

Internal Department Procedures and Controls
Each of our departments maintains and regularly reviews and enhances as needed a system of internal procedures and controls, including those that address proper segregation of duties. Each system is designed to prevent any one individual from processing the entirety of a transaction that affects member accounts, correspondent FHLBank accounts or third-party servicers providing support to us. We review daily and periodic transaction activity reports in a timely manner to detect erroneous or fraudulent activity. Procedures and controls also are assessed on an enterprise-wide basis, independently from the business unit departments. We also are in compliance with Sarbanes-Oxley Sections 302 and 404, which focus on the control environment over financial reporting.

Information Systems
We have a committee of the Board of Directors that has oversight responsibility for the timely and effective application and support of appropriate automated facilities in concert with our business objectives. A related management committee reports to the Board Committee, approves short- and long-range information technology initiatives and annual disaster recovery test plans, and reviews data security standards and safeguards. Additionally, separate groups validate the strength of our security and confirm that established policies and procedures are being followed.

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

Insurance Coverage
We have insurance coverage for employee fraud, forgery and wrongdoing, as well as Directors' and Officers' liability coverage that provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability.

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

Accounting for Derivatives and Hedging Activity

In accordance with Finance Agency Regulations, we execute all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2010 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings.

We generally plan our use of derivatives to maximize the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting, partially or fully, the change in fair value of the derivatives. We are permitted to designate most of our derivative transactions so that they receive fair value hedge accounting. The result is that there has been moderate earnings volatility from hedging market risk with derivatives.

In order to determine if a derivative qualifies for fair value hedge accounting, we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged. To do this, each month we perform effectiveness testing using a consistently applied standard statistical methodology, regression analysis, that measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass pre-defined critical values to enable us to conclude that the fair values of the derivative transaction have a close correlation and strong relationship with the fair values of the hedged instrument. If any of the measures are outside of its respective tolerance, the hedge no longer qualifies for hedge accounting and we must record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument. Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test will be infrequent. This has been the case historically.

Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2010, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of stressed interest rate environments was in a range of negative $10 million to positive $25 million. Compared to the amount of notional principal amount, this range was modest. As noted previously, each derivative/hedged instrument transaction had very closely related, or exactly matched, characteristics such as notional amount, final maturity, options, interest payment frequencies, reset dates, etc. Fair value differences that have actually occurred have historically resulted in relatively moderate earnings volatility. These differences are primarily because 1) our interest rate swaps have an adjustable-rate LIBOR leg (which is referenced to 1- or 3-month LIBOR), whereas the hedged instruments do not, and 2) option values of the swaps versus hedged instruments may have different changes in values.

An important element of effectiveness testing is the duration of the derivative and the hedged instrument. The effective duration is affected primarily by the final maturity and any option characteristics. In general, the shorter the effective duration the more likely it is that effectiveness testing will fail. This is because, given a relatively short duration, the LIBOR leg of the swap is a relatively important component (i.e., very small dollar changes may result in relatively large statistical movements) of the monthly change in the derivative's fair value, and there is no offsetting LIBOR leg on the hedged instrument.

If a derivative/hedged instrument transaction fails effectiveness testing, it does not mean that the hedge relationship is no longer successful in achieving its intended economic purpose. For example, an Obligation hedged with an interest rate swap creates adjustable-rate LIBOR funding, which is used to match fund adjustable-rate LIBOR and other short-term Advances. The hedge achieves the desired result (matching the net funding with the asset) because, economically, the Advance is part of the overall hedging strategy and the reason for engaging in the derivative transaction.

Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities

The accounting for amortization/accretion of premiums/discounts can result in substantial earnings volatility, most of which relates to our Mortgage Purchase Program, mortgage-backed securities, and Consolidated Obligations. Normally, earnings volatility associated with amortization/accretion of premiums/discounts for Obligations is less pronounced than that for mortgage assets.

When we purchase or invest in mortgages, we normally pay an amount that differs from the principal balance. A premium price is paid if the purchase price exceeds the principal amount. A discount price is paid if the purchase price is less than the principal amount. Premiums/discounts are required to be deferred and amortized/accreted to net interest income in a manner such that the yield recognized each month on the underlying asset is constant over the asset's historical life and estimated future life. This is called the constant effective (level) yield method.

We typically pay more than the principal balance when the interest rate on a purchased mortgage is greater than the prevailing market rate for similar mortgages. The net purchase premium is amortized as a reduction in the mortgage's book yield. Similarly, if we pay less than the principal balance, the net discount is accreted in the same manner as the premium, resulting in an increase in the mortgage's book yield. We have historically purchased most of the loans in the Mortgage Purchase Program at premiums. Most recently, mortgage-backed securities have been purchased at net premiums, generally at prices close to par. At the end of 2010, the Mortgage Purchase Program had a net premium balance of $81 million and mortgage-backed securities had a net premium balance of $67 million, resulting in a total mortgage net premium balance of $148 million.

We update the constant effective yield method monthly using actual historical and projected principal cash flows. Projected principal cash flows require an estimation of prepayment speeds, which are normally driven most by changes in interest rates. When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the mortgages' book yields on premium balances and an increase in book yields on discount balances. The opposite effect tends to occur when interest rates rise. When interest rates are volatile, there can be substantial fluctuation in the accounting recognition of premiums and discounts.

Our mortgages under the Mortgage Purchase Program are stratified for amortization purposes into multiple portfolios according to common characteristics such as coupon interest rate, state of origination, final original maturity (mostly 15, 20, and 30 years), loan age, and type of mortgage (i.e., conventional and FHA). We compute amortization/accretion for each mortgage-backed security separately. Projected prepayment speeds are derived using a nationally-recognized, market-tested third-party prepayment model. We estimated prepayment speeds using a single interest rate scenario of implied forward interest rates for LIBOR and residential mortgages computed from the daily average market interest rate environment from the previous month. We use implied forward interest rates because they underlie many market practices, both from a theoretical and operating perspective. We regularly test the reasonableness and accuracy of the prepayment model by comparing its projections to actual prepayment results experienced over time and to dealer prepayment indications.

As projections of future prepayment speeds change and as actual prepayments received in the prior month differ from those projected for that month, we adjust our amortization/accretion accordingly. The immediate adjustment and the schedules for future amortization/accretion are based on applying the new constant effective yield as if it had been in effect since the purchase of the assets. When actual and/or projected prepayments are higher than previously estimated, amortization/accretion normally accelerates. When actual and/or projected prepayments are lower than previously estimated, amortization/accretion normally decelerates. In general, reductions in interest rates are expected to result in a larger acceleration of amortization/accretion for mortgage assets, compared to the deceleration effect of higher interest rates on future months' amortization/accretion. See Note 1 of the Notes to Financial Statements for additional information.

It is difficult to calculate how much amortization/accretion is likely to change over time. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict either future market conditions or the prepayment response to these conditions even if they were able to be known. Exact trends depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization/accretion also depend on 1) the accuracy of prepayment projections compared to actual realized prepayments and 2) term structure models used to simulate possible future evolution of various interest rates. The term structure models depend heavily on theories and assumptions related to future interest rates and interest rate volatility. We strive to maintain a consistency in our use of prepayment and term structure models, although we do from time to time enhance these models based on developments in theories, technologies, best practices, and market conditions.

We regularly perform analyses that test the sensitivity of premium/discount recognition for mortgage assets to changes in prepayment speeds. The following table shows, as of year-end 2010, the estimated adjustments to the immediate recognition of premium amortization/discount accretion for various interest rate shocks. The adjustments are determined mostly by changes in mortgage rates. Although some of the changes shown below would result in a substantial change in ROE in the quarter in which the rate change occurred, it currently would not materially threaten the competitiveness of profitability. Further, the earnings reduction from the change in net amortization would occur for only one quarter.

(In millions)	-200	-100	-50	Base	+50	+100	+200
	$(38)	$(19)	$(7)	$(2)	$1	$2	$4

Provision for Credit Losses

We evaluate Advances and the Mortgage Purchase Program to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios.

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2010, we had rights to collateral (either loans or securities), on a member-by-member basis, with a fair value significantly in excess of outstanding Advances. At the end of 2010 the aggregate estimated value of this collateral was $150.5 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member's pledged collateral would be available as necessary to cover any of that member's credit obligations to the FHLBank.

Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members' prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses was necessary at December 31, 2010. See Notes 1 and 9 of the Notes to Financial Statements for additional information.

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

We acquire both FHA and conventional fixed-rate mortgage loans under the Mortgage Purchase Program. Because FHA mortgage loans are U.S. government insured, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans from several sources, in order of priority:

▪	having the related real estate as collateral, which effectively includes the borrower's equity,

▪
by credit enhancements including 1) primary mortgage insurance, if applicable, 2) the member's Lender Risk Account, and 3) Supplemental Mortgage Insurance, if applicable, applied on a loan-by-loan basis.

We assume any credit exposure if losses exceed the related real estate value and credit enhancements.
The key estimates and assumptions that affect our allowance for credit losses generally include: the characteristics of specific conventional loans outstanding under the Program; evaluations of the overall delinquent loan portfolio through the use of migration analysis; loss severity estimates; historical claims and default experience; expected proceeds from credit enhancements; comparisons to industry reported data; and current economic trends and conditions. During 2010, actual claim levels increased significantly, which resulted in the first losses experienced by the FHLBank. We used this new information and the build-up of historical delinquency information to further emphasize claims experience and migration analysis in our estimate of credit losses incurred.

These estimates require significant judgments, especially considering the current unprecedented deterioration in the national housing market, the inability to readily determine the fair value of all underlying properties, the application of pool level credit enhancements, and the uncertainty in other macroeconomic factors that make estimating defaults and severity imprecise.

The review of credit enhancements (in addition to any primary mortgage insurance) includes the Lender Risk Account and any Supplemental Mortgage Insurance policy, as well as outstanding claims against those enhancements. The conventional loans are associated with specific Master Commitment Contracts and their related Lender Risk Accounts and are considered in such groups when we evaluate credit quality.

Supplemental Mortgage Insurance coverage, if applicable, is applied on a loan-by-loan basis. Two key factors contribute to the possibility of exceeding the coverage: first, the severity of the loss and, second, the total losses within a particular Master Commitment Contract. Since the first half of 2005, SMI policies for Master Commitment Contracts issued in amounts greater than $35 million have had a stop-loss feature that limits the total dollar amount of coverage provided by the insurer on each Master Commitment Contract. Beginning in May 2008, policies for all Master Commitment Contracts include a stop-loss feature. The stop-loss is equal to the total initial principal balance of loans under the Master Commitment Contract multiplied by the stop-loss percentage and represents the maximum aggregate amount payable by the Supplemental Mortgage Insurance provider under the policy for that pool. The stop-loss is established at a level that permits the affected loan pools to attain an investment-grade double-A implied credit rating at the time a Master Commitment Contract is closed. We do not expect that the stop-loss feature will have a negative effect on the estimate of our credit losses.

Based on our analysis, as of December 31, 2010, we determined that an allowance for credit losses of $12.1 million was required for our conventional mortgage loans in the Mortgage Purchase Program. However, further material reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

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

An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we assess whether the amortized cost basis of the security will be recovered by considering numerous factors, as described in Notes 1 and 8 of the Notes to Financial Statements. We must recognize impairment losses if we intend to sell the security or if available evidence indicates it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. We also must recognize impairment losses when any credit losses are expected for the security. This requires consideration of market conditions and projections of future results.

We use a detailed cash flow analysis to determine if credit losses on a security are likely. The cash flow analysis requires estimating the present value of cash flows expected to be collected based on the structure of a security and certain assumptions, such as delinquency, default rates, loss severity, and voluntary prepayment rates. These estimates of projected cash flows require significant judgments, estimates and assumptions, especially considering the unprecedented deterioration in the national housing market, the inability to readily determine the fair value of all underlying properties and the uncertainty in other macroeconomic factors that make estimating defaults and severity imprecise.

In addition to the base case cash flow analysis described in Note 1 of the Notes to Financial Statements, we also perform a sensitivity test based on a more stressful housing price scenario. This more stressful scenario is based on a housing price forecast that is five percentage points lower at the trough than the base case scenario, followed by a flatter recovery path. Under each of these scenarios, no expected shortfall of principal or interest was found at December 31, 2010.

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2010 we did not consider any of our investment securities to be other-than-temporarily impaired.

Fair Values

Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions, which may be presented in the Statements of Condition or related Notes to the Financial Statements at fair value. We carry investments classified as available-for-sale and trading, and all derivatives, on the Statements of Condition at fair value. Additionally, any financial instruments where the fair value option election has been made are carried at fair value on the Statements of Condition.

Fair value is defined as the price - the “exit price” - that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Because our investments currently do not have available quoted market prices, we determine fair values based on 1) our valuation models or 2) dealer indications, which may be based on the dealers' own valuation models and/or prices of similar instruments.

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

We have control processes designed to ensure that fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that our valuation approaches and assumptions are reasonable and consistently applied. Where applicable, valuations are also compared to alternative external market data (e.g., quoted market prices, broker or dealer indications, pricing services and comparative analyses to similar instruments). For further discussion regarding how we measure financial assets and financial liabilities at fair value, see Note 20 of the Notes to Financial Statements.

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

The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level of valuation hierarchy.

(Dollars in millions)	At December 31, 2010
	Assets				Liabilities
	Trading Securities	Available-for-sale Securities	Derivative Assets(1)	Total	Derivative Liabilities(1)
Level 1	—%	—%	—%	—%	—%
Level 2	100	100	100	100	100
Level 3	—	—	—	—	—
Total	100%	100%	100%	100%	100%
Total GAAP Fair Value	$6,403	$5,790	$2	$12,195	$228

(Dollars in millions)	At December 31, 2009
	Assets				Liabilities
	Trading Securities	Available-for-sale Securities	Derivative Assets(1)	Total	Derivative Liabilities(1)
Level 1	—%	—%	—%	—%	—%
Level 2	100	100	100	100	100
Level 3	—	—	—	—	—
Total	100%	100%	100%	100%	100%
Total GAAP Fair Value	$3,802	$6,670	$9	$10,481	$228

(1)     Based on total fair value of derivative assets and liabilities after effect of counterparty netting and cash collateral netting.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements

Summary income statements for each quarter within the two years ended December 31, 2010 are provided in the tables below.

	2010
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$325	$322	$305	$302	$1,254
Interest expense	257	258	245	219	979
Net interest income	68	64	60	83	275
Provision for credit loss	—	—	4	9	13
Non-interest income	4	5	8	3	20
Non-interest expense	29	28	28	33	118
Net income	$43	$41	$36	$44	$164

	2009
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$515	$438	$382	$347	$1,682
Interest expense	402	329	291	273	1,295
Net interest income	113	109	91	74	387
Provision for credit loss	—	—	—	—	—
Non-interest income	13	5	7	13	38
Non-interest expense	42	40	37	38	157
Net income	$84	$74	$61	$49	$268

Investment Securities

Data on investments for the years ended December 31, 2010, 2009 and 2008 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2010	2009	2008
Trading securities:
U.S. Treasury obligations	$1,905	$—	$—
Government-sponsored enterprises	4,496	3,799	—
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities	2	3	3
Total trading securities	6,403	3,802	3

Available-for-sale securities:
Certificates of deposit and bank notes	5,790	6,670	2,512
Total available-for-sale securities	5,790	6,670	2,512

Held-to-maturity securities:
Government-sponsored enterprises	22	27	26
States and local housing agency obligations	3	10	12
TLGP	1,011	—	—
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities	910	—	9
Government-sponsored enterprise residential mortgage-backed securities	10,657	11,247	12,553
Private-label residential mortgage-backed securities	88	187	304
Total held-to-maturity securities	12,691	11,471	12,904

Total securities	24,884	21,943	15,419

Interest-bearing deposits	—	—	19,906
Securities purchased under agreements to resell	2,950	100	—
Federal funds sold	5,480	2,150	—
Total investments	$33,314	$24,193	$35,325

As of December 31, 2010, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$1,905	$—	$—	$—	$1,905
Government-sponsored enterprises	4,496	—	—	—	4,496
Mortgage-backed securities*:
Other U.S. obligation residential mortgage-backed securities	—	—	—	2	2
Total trading securities	6,401	—	—	2	6,403
Yield on trading securities	0.22%	—%	—%	3.10%

Available-for-sale securities:
Certificates of deposit	5,790	—	—	—	5,790
Total available-for-sale securities	5,790	—	—	—	5,790
Yield on available-for sale securities	0.25%	—%	—%	—%

Held-to-maturity securities:
Government-sponsored enterprises	22	—	—	—	22
States and local housing agency obligations	—	—	3	—	3
TLGP	1,011	—	—	—	1,011
Mortgage-backed securities*:
Other U.S. obligation residential mortgage-backed securities	—	—	910	—	910
Government-sponsored enterprise residential mortgage-backed securities	—	—	2,194	8,463	10,657
Private-label residential mortgage-backed securities	—	—	71	17	88
Total held-to-maturity securities	1,033	—	3,178	8,480	12,691
Yield on held-to-maturity securities	0.29%	—%	3.65%	3.96%

Total securities	13,224	—	3,178	8,482	24,884

Securities purchased under agreements to resell	2,950	—	—	—	2,950
Federal funds sold	5,480	—	—	—	5,480
Total investments	$21,654	$—	$3,178	$8,482	$33,314

*     Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2010, the FHLBank held securities of the following issuers, excluding certificates of deposit, with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises, securities of the U.S. government, and government agencies and corporations. All other issuers are combined in the table below.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Freddie Mac	$6,365	$6,500
Fannie Mae	8,810	9,003
Federal Deposit Insurance Corporation	1,011	1,011
United States Treasury	1,905	1,905
National Credit Union Administration Trust	910	909
Government National Mortgage Association	2	2
Certificates of deposit (16 issuers)	5,790	5,790
All other investments (6 issuers)	91	92
Total investment securities	$24,884	$25,212

Loan Portfolio Analysis

The FHLBank's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLBank did not have any loans that were in non-accrual status, or considered to be troubled debt restructurings during the periods presented.

(Dollars in millions)	2010	2009	2008	2007	2006
Domestic:
Advances	$30,181	$35,818	$53,916	$53,310	$41,956
Real estate mortgages	$7,782	$9,366	$8,632	$8,928	$8,461
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest (1)	$133	$135	$73	$50	$51
Allowance for credit losses on mortgage loans, beginning of year	$—	$—	$—	$—	$—
Charge-offs	1	—	—	—	—
Provision for credit losses	13	—	—	—	—
Allowance for credit losses on mortgage loans, end of year	$12	$—	$—	$—	$—
Ratio of net charge-offs during the period to average loans outstanding during the period	0.02%	—%	—%	—%	—%
(1)    Government loans (e.g., FHA) continue to accrue after 90 days or more delinquent, as do all loans purchased where the FHLBank's agreements with the PFIs include monthly settlement on a schedule/scheduled basis and are therefore considered well secured and in the process of collection. Schedule/scheduled means that the PFI is obligated to remit the contractual mortgage payments on loans sold to the FHLBank, regardless of whether or not the PFI received payment from the mortgagee. In 2007, the FHLBank began offering loans with monthly settlement on an actual/actual basis which also continue to accrue after 90 days or more delinquent if they are considered well secured and in the process of collection.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2010	2009	2008
Consolidated Discount Notes
Outstanding at year-end (book value)	$35,003	$23,187	$49,336
Weighted average rate at year-end (1) (2)	0.11%	0.07%	0.75%
Daily average outstanding for the year (book value)	$27,914	$35,272	$40,356
Weighted average rate for the year (2)	0.15%	0.32%	2.35%
Highest outstanding at any month-end (book value)	$36,101	$52,568	$49,336
Consolidated Bonds (short-term)
Outstanding at year-end (par value)	$2,350	$5,992	$6,155
Weighted average rate at year-end (2) (3)	0.43%	0.83%	2.69%
Daily average outstanding for the year (par value)	$3,187	$6,211	$7,978
Weighted average rate for the year (2) (3)	0.56%	1.31%	3.10%
Highest outstanding at any month-end (par value)	$5,859	$7,132	$9,375

(1)     Represents an implied rate without consideration of concessions.
(2)     Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.
(3)     Represents the effective coupon rate.

Term Deposits

At December 31, 2010, term deposits in denominations of $100,000 or more totaled $210,625,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

By remaining maturity at December 31, 2010	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
(In millions)
Time certificates of deposit
($1 or more)	$91	$67	$41	$12	$211

Ratios

	2010	2009	2008
Return on average assets	0.24%	0.32%	0.25%
Return on average equity	4.67	6.38	5.73
Average equity to average assets	5.08	4.96	4.37
Dividend payout ratio	84%	68%	83%

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

In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the "FHLBank") at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Cincinnati, Ohio
March 16, 2011

FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2010	2009
ASSETS
Cash and due from banks (Note 3)	$197,623	$1,807,343
Interest-bearing deposits	108	126
Securities purchased under agreements to resell (Note 4)	2,950,000	100,000
Federal funds sold	5,480,000	2,150,000
Investment securities:
Trading securities (Note 5)	6,402,781	3,802,013
Available-for-sale securities (Note 6)	5,789,736	6,669,636
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2010 and 2009, respectively, that may be repledged) (a) (Note 7)	12,691,545	11,471,081
Total investment securities	24,884,062	21,942,730
Advances (Note 9)	30,181,017	35,818,425
Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 10)	7,782,140	9,365,752
Less: allowance for credit losses on mortgage loans (Note 11)	12,100	—
Mortgage loans held for portfolio, net	7,770,040	9,365,752
Accrued interest receivable	132,355	151,690
Premises, software, and equipment, net	10,441	10,368
Derivative assets (Note 12)	2,499	9,065
Other assets	23,117	31,133
TOTAL ASSETS	$71,631,262	$71,386,632
LIABILITIES
Deposits (Note 13):
Interest bearing	$1,437,671	$2,076,826
Non-interest bearing	14,756	7,995
Total deposits	1,452,427	2,084,821
Consolidated Obligations, net (Note 14):
Discount Notes	35,003,280	23,186,731
Bonds	30,696,791	41,222,590
Total Consolidated Obligations, net	65,700,071	64,409,321
Mandatorily redeemable capital stock (Note 17)	356,702	675,479
Accrued interest payable	190,728	309,007
Affordable Housing Program payable (Note 15)	88,037	98,341
Payable to REFCORP (Note 16)	11,002	12,190
Derivative liabilities (Note 12)	227,982	228,197
Other liabilities	81,785	102,129
Total liabilities	68,108,734	67,919,485
Commitments and contingencies (Note 21)
CAPITAL (Note 17)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 30,924 shares in 2010 and 30,635 shares in 2009	3,092,377	3,063,473
Retained earnings	437,874	411,782
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities (Note 6)	(264)	(364)
Pension and postretirement plans benefits (Note 18)	(7,459)	(7,744)
Total accumulated other comprehensive loss	(7,723)	(8,108)
Total capital	3,522,528	3,467,147
TOTAL LIABILITIES AND CAPITAL	$71,631,262	$71,386,632

(a)	Fair values: $13,019,799 and $11,837,712 at December 31, 2010 and 2009, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2010	2009	2008
INTEREST INCOME:
Advances	$285,803	$570,144	$1,893,346
Prepayment fees on Advances, net	8,168	7,523	2,018
Interest-bearing deposits	923	8,756	14,910
Securities purchased under agreements to resell	4,311	1,170	13,898
Federal funds sold	12,076	11,238	145,375
Trading securities	6,754	2,511	176
Available-for-sale securities	12,254	17,822	1,163
Held-to-maturity:
Securities	510,698	578,253	681,531
Securities of other FHLBanks	—	22	—
Mortgage loans held for portfolio	413,237	484,383	436,769
Loans to other FHLBanks	8	25	316
Total interest income	1,254,232	1,681,847	3,189,502
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	40,959	111,736	947,035
Consolidated Obligations - Bonds	918,886	1,171,972	1,844,405
Deposits	1,401	1,820	25,718
Loans from other FHLBanks	1	1	—
Mandatorily redeemable capital stock	17,664	9,348	8,192
Other borrowings	1	—	26
Total interest expense	978,912	1,294,877	2,825,376
NET INTEREST INCOME	275,320	386,970	364,126
Provision for credit losses	13,601	—	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	261,719	386,970	364,126

OTHER INCOME:
Service fees	1,733	1,725	1,237
Net (losses) gains on trading securities	(3,348)	308	(63)
Net losses from sale of available-for-sale securities	(90)	—	—
Net gains from sale of held-to-maturity securities	7,967	12,039	—
Net gains on derivatives and hedging activities	7,825	17,411	1,520
Other, net	5,774	6,098	6,053
Total other income	19,861	37,581	8,747
OTHER EXPENSE:
Compensation and benefits	34,058	33,286	25,764
Other operating	14,728	15,087	13,351
Finance Agency	3,944	3,179	3,112
Office of Finance	3,164	3,106	2,573
Other	(67)	4,048	5,481
Total other expense	55,827	58,706	50,281

INCOME BEFORE ASSESSMENTS	225,753	365,845	322,592

Affordable Housing Program	20,231	30,819	27,170
REFCORP	41,104	67,005	59,084
Total assessments	61,335	97,824	86,254

NET INCOME	$164,418	$268,021	$236,338

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

	Capital Stock Class B*
	Shares	Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2007	34,734	$3,473,361	$286,428	$(5,203)	$3,754,586
Proceeds from sale of capital stock	3,746	374,572			374,572
Net reclassified to mandatorily redeemable capital stock	(337)	(33,725)			(33,725)
Comprehensive income:
Net income			236,338		236,338
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(458)	(458)
Pension and postretirement benefits				(614)	(614)
Total comprehensive income					235,266
Dividends on capital stock:
Cash			(48,689)		(48,689)
Stock	1,474	147,490	(147,631)		(141)
BALANCE, DECEMBER 31, 2008	39,617	3,961,698	326,446	(6,275)	4,281,869
Proceeds from sale of capital stock	924	92,353			92,353
Net reclassified to mandatorily redeemable capital stock	(9,906)	(990,578)			(990,578)
Comprehensive income:
Net income			268,021		268,021
Other comprehensive income:
Net unrealized gains on available-for-sale securities				94	94
Pension and postretirement benefits				(1,927)	(1,927)
Total comprehensive income					266,188
Dividends on capital stock:
Cash			(182,685)		(182,685)
BALANCE, DECEMBER 31, 2009	30,635	3,063,473	411,782	(8,108)	3,467,147
Proceeds from sale of capital stock	698	69,811			69,811
Net reclassified to mandatorily redeemable capital stock	(409)	(40,907)			(40,907)
Comprehensive income:
Net income			164,418		164,418
Other comprehensive income:
Net unrealized gains on available-for-sale securities				100	100
Pension and postretirement benefits				285	285
Total comprehensive income					164,803
Dividends on capital stock:
Cash			(138,326)		(138,326)
BALANCE, DECEMBER 31, 2010	30,924	$3,092,377	$437,874	$(7,723)	$3,522,528

*	Putable (Note 17)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income	$164,418	$268,021	$236,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,903	(51,799)	26,425
Change in net fair value adjustment on derivative and hedging activities	199,442	145,297	(133,922)
Net change in fair value adjustments on trading securities	3,348	(308)	63
Other adjustments	5,766	(12,016)	5,164
Net change in:
Accrued interest receivable	19,315	123,908	30,190
Other assets	2,717	(3,481)	396
Accrued interest payable	(118,281)	(85,343)	(36,520)
Other liabilities	(31,369)	570	4,716
Total adjustments	110,841	116,828	(103,488)
Net cash provided by operating activities	275,259	384,849	132,850

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	13,644	20,220,290	(20,490,246)
Securities purchased under agreements to resell	(2,850,000)	(100,000)	300,000
Federal funds sold	(3,330,000)	(2,150,000)	10,136,000
Premises, software, and equipment	(2,839)	(3,378)	(3,571)
Trading securities:
Net increase in short-term	(2,602,439)	(3,796,724)	—
Proceeds from maturities of long-term	256	388	539
Available-for-sale securities:
Net decrease (increase) in short-term	879,878	(4,158,220)	(2,512,257)
Proceeds from maturities of long-term	—	—	28,755
Purchases of long-term	—	—	(28,755)
Held-to-maturity securities:
Net (increase) decrease in short-term	(691,714)	(681)	2,064,712
Net decrease in other FHLBanks	—	6	—
Proceeds from maturities of long-term	4,059,393	3,683,471	2,127,676
Proceeds from sale of long-term	325,453	469,245	—
Purchases of long-term	(4,905,967)	(2,706,091)	(2,843,871)
Advances:
Proceeds	315,883,571	391,629,721	1,576,271,832
Made	(310,263,889)	(373,951,474)	(1,576,116,179)
Mortgage loans held for portfolio:
Principal collected	2,436,554	2,937,151	1,298,486
Purchases	(873,495)	(3,672,015)	(1,038,392)
Net cash (used in) provided by investing activities	(1,921,594)	28,401,689	(10,805,271)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2010	2009	2008

FINANCING ACTIVITIES:
Net (decrease) increase in deposits and pass-through reserves	$(659,994)	$879,960	$182,537
Net (payments) proceeds on derivative contracts with financing elements	(174,120)	(154,955)	213,759
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	675,425,546	636,871,617	942,960,466
Bonds	19,347,546	33,069,190	31,582,383
Bonds transferred from other FHLBanks	161,722	—	286,860
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(663,614,538)	(662,946,366)	(929,052,075)
Bonds	(30,021,349)	(34,185,168)	(35,831,698)
Proceeds from issuance of capital stock	69,811	92,353	374,572
Payments for redemption of mandatorily redeemable capital stock	(359,683)	(426,008)	(45,433)
Cash dividends paid	(138,326)	(182,685)	(48,689)
Net cash provided by (used in) financing activities	36,615	(26,982,062)	10,622,682
Net (decrease) increase in cash and cash equivalents	(1,609,720)	1,804,476	(49,739)
Cash and cash equivalents at beginning of the period	1,807,343	2,867	52,606
Cash and cash equivalents at end of the period	$197,623	$1,807,343	$2,867
Supplemental Disclosures:
Interest paid	$1,036,296	$1,458,368	$2,851,223
AHP payments, net	$30,535	$35,093	$27,929
REFCORP assessments paid	$42,292	$68,869	$61,569

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank provides a readily available, competitively-priced source of funds to its member institutions. The FHLBank is a cooperative whose member institutions own nearly all of the capital stock of the FHLBank and may receive dividends on their investment to the extent declared by the FHLBank's Board of Directors. Former members own the remaining capital stock to support business transactions still carried on the FHLBank's Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. State and local housing authorities that meet certain statutory criteria may also borrow from the FHLBank; while eligible to borrow, housing authorities are not members of the FHLBank and, as such, are not allowed to hold capital stock.

All members must purchase stock in the FHLBank. Members must own capital stock in the FHLBank based on the amount of their total assets. Each member also may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank. As a result of these requirements, the FHLBank conducts business with stockholders in the normal course of business. For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank's outstanding capital stock. See Note 23 for more information relating to transactions with stockholders.

The Federal Housing Finance Board, an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Federal Home Loan Banks' Office of Finance (Office of Finance) through July 29, 2008. With the passage of the “Housing and Economic Recovery Act of 2008” (HERA), the Federal Housing Finance Agency was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Federal Housing Finance Board was merged into the Federal Housing Finance Agency as of October 27, 2008. Collectively, they are referred to as the “Finance Agency.” The Finance Agency's principal purpose is to ensure that the FHLBanks operate in a safe and sound manner including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the authorizing statutes; each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the authorizing statutes; and the activities of each FHLBank and the manner in which it is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The FHLBank does not have any special purpose entities or any other type of off-balance sheet conduits.

The Office of Finance is a joint office of the FHLBanks established by the Finance Agency to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as Consolidated Obligations, and to prepare combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), or by Finance Agency Regulation, the FHLBanks' Consolidated Obligations are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The FHLBank primarily uses its funds to provide Advances to members and to purchase loans from members through its Mortgage Purchase Program. The FHLBank also provides member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement services.

Note 1 - Summary of Significant Accounting Policies

Basis of Presentation. The FHLBank's accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

Cash Flows. In the Statements of Cash Flows, the FHLBank considers non-interest bearing cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statements of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statements of Cash Flows.

Reclassifications. Certain amounts in the 2009 and 2008 financial statements and footnotes have been reclassified to conform to the 2010 presentation.

Subsequent Events. The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Fair Values. Some of the FHLBank's financial instruments lack an available trading market with prices characterized as those that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Therefore, the FHLBank uses pricing services and/or internal models employing significant estimates and present value calculations when disclosing fair values. See Note 20 for more information.

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

Certain changes in circumstances may cause the FHLBank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the FHLBank that could not have been reasonably anticipated may cause the FHLBank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

In addition, sales of debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to the security's maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security's fair value, or (2) the sale of the security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the security or to scheduled payments on the security payable in equal installments (both principal and interest) over its term.

The FHLBank amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities and other investment categories with a term of greater than one year using the retrospective level-yield method (retrospective method). The retrospective method requires that the FHLBank estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLBank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLBank amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the level-yield methodology have been performed by the FHLBank and the FHLBank has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

The FHLBank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

Investment Securities - Other-than-Temporary-Impairment. The FHLBank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost. The FHLBank considers an other-than-temporary impairment to have occurred under any of the following circumstances:

▪	If the FHLBank has an intent to sell the debt security and its fair value is less than its amortized cost;

▪	If, based on available evidence, the FHLBank believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

▪	If the FHLBank does not expect to recover the entire amortized cost basis of the debt security.

If either of the first two conditions above is met, the FHLBank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date.

For securities in an unrealized loss position that meet neither of the first two conditions, the FHLBank performs an analysis to determine if it will recover the entire amortized cost basis of each of these securities; this analysis includes a cash flow test for private-label mortgage-backed securities. The present value of the principal cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the principal cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive income, which is a component of equity. The total other-than-temporary impairment is presented in the income statement with an offset for the amount of the total other-than-temporary impairment that is recognized in accumulated other comprehensive income. Subsequent non-other-than-temporary impairment-related changes in the fair value of available-for-sale securities are included in accumulated other comprehensive income. The other-than-temporary impairment recognized in accumulated other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment related to credit loss recognized).

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

The FHLBank only acquires private-label mortgage-backed securities that are believed to be of high credit quality at acquisition, and thus these investments are not initially subject to the incremental impairment guidance for certain beneficial interests in securitized financial assets, specifically those that are not of “high credit quality.” Accounting guidance does not specifically address whether impairments or credit downgrades subsequent to acquisition require the application of the incremental impairment guidance to a beneficial interest that was not in scope at the time of purchase. The FHLBank did not experience any other-than-temporary impairment in the value of its investments during 2010, 2009, or 2008.

Advances. The FHLBank reports Advances (loans to members, former members or housing associates) net of premiums, discounts (including discounts on Advances related to the Affordable Housing Program (AHP), as discussed below), unearned commitment fees and hedging adjustments. The FHLBank amortizes the premiums and accretes the discounts on Advances to interest income using a level-yield methodology. The FHLBank records interest on Advances to income as earned.

In cases in which the FHLBank funds a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance, the FHLBank evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance. The FHLBank compares the present value of cash flows on the new Advance to the present value of cash flows remaining on the existing Advance. If there is at least a 10 percent difference in the cash flows or if the FHLBank concludes the differences between the Advances are more than minor based on qualitative factors, the Advance is accounted for as a new Advance. In all other instances, the new Advance is accounted for as a modification.

The FHLBank charges a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. The FHLBank records prepayment fees, net of basis adjustments related to hedging activities included in the book value of the Advances, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income.

If a new Advance qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized/accreted using a level-yield methodology over the life of the modified Advance to Advance interest income.

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

If a new Advance does not qualify as a modification of an existing Advance, it is treated as an Advance termination with subsequent funding of a new Advance and the existing fees net of related hedging adjustments are recorded in interest income as “Prepayment fees on Advances, net.”

The FHLBank defers commitment fees for Advances and amortizes them to interest income using a level-yield methodology. Refundable fees are deferred until the commitment expires or until the Advance is made. The FHLBank records commitment fees for Standby Letters of Credit as a deferred credit when it receives the fees and accretes them using a straight-line methodology over the term of the Standby Letter of Credit. Based upon past experience, the FHLBank's management believes that the likelihood of Standby Letters of Credit being drawn upon is remote.

Mortgage Loans Held for Portfolio. The FHLBank classifies mortgage loans as held for portfolio and, accordingly, reports them at their principal amount outstanding net of unamortized premiums and discounts and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments. The FHLBank has the intent and ability to hold these mortgage loans to maturity.

The FHLBank defers and amortizes mortgage premiums and discounts paid to and received by the FHLBank's participating members (Participating Financial Institutions, or PFIs) and mark-to-market basis adjustments, as interest income using the retrospective method. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates for the retrospective method.

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

Allowance for Credit Losses. An allowance for credit losses is separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the FHLBank's portfolio as of the Statements of Condition date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 11 for details on each allowance methodology.

A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The FHLBank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) Advances, letters of credit and other extensions of credit to members, collectively referred to as “credit products”; (2) government-guaranteed or insured mortgage loans held for portfolio; and (3) conventional loans held for portfolio.

Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent needed to understand the exposure to credit risk arising from these financing receivables. The FHLBank determined that no further disaggregation of the portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by the FHLBank at the portfolio segment level.

A loan is considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

The FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either (1) the collection of interest or principal is doubtful, or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and with monthly settlements on a schedule/scheduled basis). For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the FHLBank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

The FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.

Premises, Software and Equipment, Net. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank's accumulated depreciation and amortization related to these items was $14,473,000 and $15,177,000 at December 31, 2010 and 2009. The FHLBank computes depreciation on a straight-line methodology over the estimated useful lives of relevant assets ranging from three to ten years. The FHLBank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,724,000, $2,598,000, and $2,412,000 for the years ended December 31, 2010, 2009, and 2008.

The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized loss on disposal of premises, software and equipment was $42,000, $23,000, and $312,000 in 2010, 2009, and 2008.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2010 and 2009, the FHLBank had $8,605,000 and $7,914,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $1,954,000, $1,497,000, and $1,189,000 for the years ended December 31, 2010, 2009, and 2008.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values. The FHLBank has elected to report derivative assets and derivative liabilities on the Statements of Condition net of cash collateral and accrued interest from counterparties.

Each derivative is designated as one of the following:

1.	a qualifying hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); or

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

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the FHLBank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLBank's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statements of Cash Flows, unless the derivative meets the criteria to be a financing derivative.

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

If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the FHLBank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The FHLBank discontinued use of the shortcut method effective July 1, 2009 for all new hedging relationships.

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

Consolidated Obligations. Consolidated Obligations are recorded at amortized cost. The FHLBank defers and amortizes, over the terms to maturity or expected lives and using a level-yield methodology, amounts paid to dealers in connection with the issuance of certain Consolidated Obligation Bonds. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Unamortized Bond concessions were $14,261,000 and $19,383,000 at December 31, 2010 and 2009 and are included in other assets. Amortization of such concessions is included in Consolidated Obligation interest expense and totaled $20,854,000, $27,984,000, and $18,331,000 in 2010, 2009, and 2008.

The FHLBank charges to expense as incurred the concessions applicable to Consolidated Obligation Discount Notes because of the short maturities of these Notes. Analyses of expensing concessions as incurred compared to a level-yield methodology have been performed by the FHLBank and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material. Such concessions are included in Consolidated Obligation interest expense and totaled $3,806,000, $5,380,000, and $9,231,000 in 2010, 2009, and 2008.

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

Mandatorily Redeemable Capital Stock. The FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member provides written notice of redemption, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, because the member shares then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank reclassifies the mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Employee Benefit Plans. The FHLBank records the periodic benefit cost associated with its employee retirement plans and its contributions associated with its defined contribution plans as compensation and benefits in the Statements of Income.

Finance Agency Expenses. The FHLBank funds its proportionate share of the costs of operating the Finance Agency. The Finance Agency allocated its operating and capital expenditures to the FHLBanks based on each FHLBank's percentage of total combined regulatory capital stock plus retained earnings through July 29, 2008. Since July 30, 2008, the portion of the Finance Agency's expenses and working capital fund paid by each FHLBank has been allocated based on the FHLBank's pro rata share of total annual assessments (which are based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

Office of Finance Expenses. The FHLBank is assessed for its proportionate share of the costs of operating the Office of Finance. The Office of Finance allocates its operating and capital expenditures based equally on each FHLBank's percentage of capital stock, percentage of Consolidated Obligations issued and percentage of Consolidated Obligations outstanding.

Other Expenses. The FHLBank classifies third-party volume-related mortgage loan costs and amounts awarded under its voluntary housing programs as other expenses.

Affordable Housing Program (AHP). The FHLBank Act requires each FHLBank to establish and fund an AHP. The FHLBank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The FHLBank issues AHP Advances at interest rates below the customary interest rate for non-subsidized Advances. When the FHLBank makes an AHP Advance, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP Advance rate and the FHLBank's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP Advance. As an alternative, the FHLBank also has the authority to make the AHP subsidy available to members as a grant. The discount on AHP Advances is accreted to interest income on Advances using a level-yield methodology over the life of the Advance. See Note 15 for more information.

Resolution Funding Corporation (REFCORP). Although the FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, they are required to make quarterly payments to REFCORP to be used to pay a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 16 for more information.

Note 2 - Recently Issued Accounting Standards and Interpretations

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the Financial Accounting Standards Board (FASB) issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The amended guidance requires disclosure of the following: (i) the nature of credit risk inherent in financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses, and (iii) the changes and reasons for those changes in the allowance for credit losses. The required disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). The required disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank). The adoption of this amended guidance resulted in increased financial statement disclosures, but did not affect the FHLBank's financial condition, results of operations, or cash flows.

Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The update requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. Furthermore, this update requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, and clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBank) and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The FHLBank adopted this guidance as of January 1, 2010 with the exception of the changes noted above related to the reconciliation of Level 3 fair values, which the FHLBank adopted on January 1, 2011. Adoption resulted in increased financial statement disclosures but did not affect the FHLBank's financial condition, results of operations, or cash flows.

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

Note 3 - Cash and Due from Banks

Compensating Balances. The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2010 and 2009 were approximately $57,000 and $138,000.

In addition, the FHLBank maintained average required balances with various Federal Reserve Banks of approximately $1,000,000 for the years ended December 31, 2010 and 2009. These represent average balances legally required to be maintained over each 14-day cycle and contain no legal restrictions on the withdrawal of the funds. The FHLBank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $14,756,000 and $7,995,000 as of December 31, 2010 and 2009.

Note 4 - Securities Purchased Under Agreements to Resell

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

Note 5 - Trading Securities

Major Security Types.

Table 5.1 - Trading Securities by Major Security Types (in thousands)

	December 31, 2010	December 31, 2009
	Fair Value	Fair Value
U.S. Treasury obligations	$1,904,834	$—
Government-sponsored enterprises *	4,495,516	3,799,336
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,431	2,677
Total	$6,402,781	$3,802,013

*
Consists of debt securities issued and guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which are not obligations of the U.S. government.

**	Consists of securities issued or guaranteed by Government National Mortgage Association (Ginnie Mae).

Table 5.2 - Net (Losses) Gains on Trading Securities (in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Net unrealized (losses) gains on trading securities held at period end	$(3,119)	$308	$(63)
Net unrealized losses on securities matured during the year	(229)	—	—
Net (losses) gains on trading securities	$(3,348)	$308	$(63)

Note 6 - Available-for-Sale Securities

Major Security Types.

Table 6.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$5,790,000	$28	$(292)	$5,789,736

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$6,670,000	$40	$(404)	$6,669,636

All securities outstanding with gross unrealized losses at December 31, 2010 and 2009 have been in a continuous unrealized loss position for less than 12 months.

Redemption Terms.

Table 6.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,790,000	$5,789,736	$6,670,000	$6,669,636

Interest Rate Payment Terms.

Table 6.3 - Available-for-Sale Securities with Additional Interest Rate Payment Terms (in thousands)

	December 31, 2010	December 31, 2009
Amortized cost of available-for-sale securities:
Fixed-rate	$5,790,000	$6,670,000

Realized Gains and Losses. The FHLBank received (in thousands) $854,910 in proceeds from the sale of available-for-sale securities for the year ended December 31, 2010. The FHLBank realized (in thousands) $90 in gross losses and no gross gains on these sales. The FHLBank did not sell any securities out of its available-for-sale portfolio during the years ended December 31, 2009 and 2008.

Note 7 - Held-to-Maturity Securities

Major Security Types.

Table 7.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2010
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises *	$22,108	$—	$(1)	$22,107
State or local housing agency obligations	2,955	—	(148)	2,807
TLGP **	1,011,260	33	(142)	1,011,151
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	910,284	—	(1,502)	908,782
Government-sponsored enterprise residential mortgage-backed securities ****	10,656,957	367,285	(39,050)	10,985,192
Private-label residential mortgage-backed securities	87,981	1,779	—	89,760
Total mortgage-backed securities	11,655,222	369,064	(40,552)	11,983,734
Total	$12,691,545	$369,097	$(40,843)	$13,019,799

	December 31, 2009
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises *	$26,688	$4	$—	$26,692
State or local housing agency obligations	10,375	—	(510)	9,865
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities ****	11,246,925	386,591	(19,217)	11,614,299
Private-label residential mortgage-backed securities	187,093	165	(402)	186,856
Total mortgage-backed securities	11,434,018	386,756	(19,619)	11,801,155
Total	$11,471,081	$386,760	$(20,129)	$11,837,712

(1)	Carrying value equals amortized cost.
*	Consists of debt securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
**	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
***	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.
****	Consists of mortgage-backed securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

The FHLBank's investments in mortgage-backed securities must be triple-A rated at the time of purchase.

Table 7.2 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 7.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2010
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Government-sponsored enterprises *	$22,107	$(1)	$—	$—	$22,107	$(1)
State or local housing agency obligations	—	—	2,807	(148)	2,807	(148)
TLGP **	634,041	(142)	—	—	634,041	(142)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	908,782	(1,502)	—	—	908,782	(1,502)
Government-sponsored enterprise residential mortgage-backed securities ****	1,493,725	(39,050)	—	—	1,493,725	(39,050)
Total temporarily impaired	$3,058,655	$(40,695)	$2,807	$(148)	$3,061,462	$(40,843)

	December 31, 2009
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State or local housing agency obligations	$—	$—	$9,865	$(510)	$9,865	$(510)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities ****	1,578,801	(19,217)	—	—	1,578,801	(19,217)
Private-label residential mortgage-back securities	—	—	129,046	(402)	129,046	(402)
Total temporarily impaired	$1,578,801	$(19,217)	$138,911	$(912)	$1,717,712	$(20,129)

*	Consists of debt securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.
**	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.
***	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.
****	Consists of securities issued and guaranteed by Freddie Mac and/or Fannie Mae, which are not obligations of the U.S. government.

Redemption Terms.

Table 7.3 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2010		December 31, 2009
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$1,033,368	$1,033,258	$26,688	$26,692
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	2,955	2,807	7,210	6,858
Due after 10 years	—	—	3,165	3,007
Total other	1,036,323	1,036,065	37,063	36,557
Mortgage-backed securities	11,655,222	11,983,734	11,434,018	11,801,155
Total	$12,691,545	$13,019,799	$11,471,081	$11,837,712

(1)     Carrying value equals amortized cost.

Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms.

Table 7.4 - Held-to-Maturity Securities with Additional Interest Rate Payment Terms (in thousands)

	December 31, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,033,368	$33,898
Variable-rate	2,955	3,165
Total other	1,036,323	37,063
Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate	10,744,938	11,434,018
Variable-rate	910,284	—
Total mortgage-backed securities	11,655,222	11,434,018
Total	$12,691,545	$11,471,081

The amortized cost of the FHLBank's mortgage-backed securities classified as held-to-maturity includes net purchased premiums (discounts) (in thousands) of $66,518 and $(11,036) at December 31, 2010 and 2009.

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the years ended December 31, 2010 and 2009, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are considered as maturities for purposes of security classification. The FHLBank did not sell any securities out of its held-to maturity portfolio during the year ended December 31, 2008.

Table 7.5 - Proceeds and Gains from Sale of Held-to-Maturity Securities (in thousands)

	December 31,
	2010	2009	2008
Proceeds from sale of held-to-maturity securities	$325,453	$469,245	$—
Gains from sale of held-to-maturity securities	7,967	12,039	—

Note 8 - Other-Than-Temporary Impairment Analysis

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

At December 31, 2010, the FHLBank did not have any private-label residential mortgage-backed securities in an unrealized loss position. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at December 31, 2010.

For its other U.S. obligations, government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities), and TLGP investments, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of December 31, 2010, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at December 31, 2010.

The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at December 31, 2010 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at December 31, 2010.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2009.

Note 9 - Advances

General Terms. The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. At December 31, 2010 and 2009, the FHLBank had Advances outstanding, including AHP Advances (see Note 15), at interest rates ranging from 0.00 percent to 9.20 percent and 0.00 percent to 9.75 percent, respectively. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 9.1 - Advance Redemption Terms (dollars in thousands)

	December 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Overdrawn demand deposit accounts	$—	—%	$5,768	0.16%

Due in 1 year or less	6,418,438	1.39	7,847,507	2.21
Due after 1 year through 2 years	6,603,018	3.43	3,995,206	2.60
Due after 2 years through 3 years	3,908,985	1.35	8,453,929	2.78
Due after 3 years through 4 years	2,778,172	1.65	3,594,664	1.30
Due after 4 years through 5 years	1,943,751	1.57	2,309,201	1.74
Thereafter	7,859,330	2.30	8,917,209	2.22
Total par value	29,511,694	2.12	35,123,484	2.27

Commitment fees	(1,095)		(1,098)
Discounts on AHP Advances	(26,738)		(30,062)
Premiums	4,469		4,724
Discounts	(13,318)		(7,871)
Hedging adjustments	706,005		729,248

Total	$30,181,017		$35,818,425

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member pays a higher fixed rate for the Advance relative to an equivalent maturity, non-callable, fixed-rate Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2010 and 2009, the FHLBank had callable Advances (in thousands) of $10,525,489 and $12,372,949.

Table 9.2 - Advances Redemption Terms: Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2010	December 31, 2009
Overdrawn demand deposit accounts	$—	$5,768

Due in 1 year or less	14,935,025	17,458,003
Due after 1 year through 2 years	5,968,018	3,724,132
Due after 2 years through 3 years	1,951,934	6,500,929
Due after 3 years through 4 years	1,351,351	1,607,613
Due after 4 years through 5 years	923,101	1,089,180
Thereafter	4,382,265	4,737,859
Total par value	$29,511,694	$35,123,484

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At December 31, 2010 and 2009, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $6,658,150 and $6,946,350.

Through December 2005, the FHLBank offered convertible Advances. At December 31, 2010 and 2009, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $1,356,000 and $2,416,500.

Table 9.3 - Advances Redemption Terms: Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	December 31, 2010	December 31, 2009
Overdrawn demand deposit accounts	$—	$5,768

Due in 1 year or less	14,071,588	16,204,957
Due after 1 year through 2 years	3,025,518	3,440,406
Due after 2 years through 3 years	3,763,585	4,805,929
Due after 3 years through 4 years	2,334,772	3,445,264
Due after 4 years through 5 years	1,523,551	1,865,801
Thereafter	4,792,680	5,355,359
Total par value	$29,511,694	$35,123,484

Table 9.4 - Advances by Interest Rate Payment Terms (in thousands)

	December 31, 2010	December 31, 2009
Par value of Advances
Fixed-rate (1)
Due in one year or less	$4,812,906	$5,813,425
Due after one year	13,494,298	14,975,342
Total fixed-rate	18,307,204	20,788,767
Variable-rate (1)
Due in one year or less	1,605,532	2,039,850
Due after one year	9,598,958	12,294,867
Total variable-rate	11,204,490	14,334,717
Total par value	$29,511,694	$35,123,484

(1)     Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At December 31, 2010 and 2009, 58 percent and 64 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a floating rate.

Credit Risk Exposure and Security Terms. The FHLBank's potential credit risk from Advances is concentrated in commercial banks and savings institutions. At December 31, 2010 and 2009, the FHLBank had $15 billion and $20 billion of Advances outstanding that were greater than or equal to $1 billion per borrower. These Advances were made to 5 and 6 borrowers (members and nonmembers), respectively, representing 51.1 percent and 57.5 percent of total Advances outstanding.

The FHLBank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the FHLBank Act, which requires the FHLBank to hold, or have access to, collateral to secure its Advances. The management of the FHLBank has policies and procedures in place that it believes enable it to appropriately manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each Advance request, verifications of collateral, and continuous monitoring of borrowings and the member's financial condition. Based on the collateral pledged as security for Advances, management's credit analyses of members' financial condition, and credit extension and collateral policies, the FHLBank expects to collect all amounts due according to the contractual terms of the Advances. For additional information related to the FHLBank's credit risk on Advances, see Note 11 - Allowance for Credit Losses.

Table 9.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (in millions)

December 31, 2010			December 31, 2009
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$7,315	25%	U.S. Bank, N.A.	$9,315	27%
PNC Bank, N.A. (1)	4,000	14	PNC Bank, N.A. (1)	4,282	12
Fifth Third Bank	1,536	5	Fifth Third Bank	2,538	7
Total	$12,851	44%	Total	$16,135	46%

(1)	Former member.

Note 10 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent home mortgage loans under the Mortgage Purchase Program that the FHLBank's members originate, service in some cases, credit enhance, and then sell to the FHLBank. Members participating in the servicing-released program do not service the loans owned by the FHLBank; they sell the servicing on these loans concurrently to a designated mortgage service provider. The FHLBank plans to retain its existing portfolio of mortgage loans.

Table 10.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2010	December 31, 2009
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,062,384	$1,327,321
Fixed rate long-term single-family mortgages	6,638,284	7,952,670
Subtotal fixed rate single-family mortgages	7,700,668	9,279,991
Premiums	88,811	96,551
Discounts	(7,516)	(9,590)
Hedging basis adjustments	177	(1,200)
Total mortgage loans held for portfolio	$7,782,140	$9,365,752

(1)	Medium-term is defined as a term of 15 years or less.

Table 10.2 - Outstanding Unpaid Principal Balance of Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2010	December 31, 2009
Conventional loans	$6,284,952	$7,745,396
Government-guaranteed/insured loans	1,415,716	1,534,595
Total unpaid principal balance	$7,700,668	$9,279,991

The conventional mortgage loans under the Mortgage Purchase Program are supported by some combination of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account (LRA) in addition to the associated property as collateral. The LRA is funded by the FHLBank as a portion of the purchase proceeds to cover expected losses. After five years, excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract, subject to performance of the related loan pool. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a nine-month period. No LRA balance is required after eleven years.

Table 10.3 - Changes in LRA (in thousands)

	December 31, 2010	December 31, 2009
LRA at beginning of year	$55,070	$48,782
Additions	3,087	12,341
Claims	(10,573)	(2,532)
Scheduled distributions	(3,480)	(3,521)
LRA at end of year	$44,104	$55,070

For information related to FHLBanks' credit risk on mortgage loans and allowance for credit losses, see Note 11 - Allowance for Credit Losses.

Table 10.4 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Supplying Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2010		December 31, 2009
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$2,896	38%	$3,608	39%
Union Savings Bank	1,772	23	2,726	29
Guardian Savings Bank FSB	500	6	751	8
Liberty Savings Bank	475	6	488	5
Total	$5,643	73%	$7,573	81%

(1)	Former member.

Note 11 - Allowance for Credit Losses

The FHLBank has established an allowance methodology for each of the FHLBank's portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLBank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with federal statutes and Finance Agency Regulations, including the FHLBank Act, which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLBank's capital stock owned is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. Thus, the FHLBank’s potential credit exposure is limited based on these factors. The FHLBank can call for additional or substitute collateral to protect its security interest. Management of the FHLBank believes that these policies effectively manage the FHLBank's credit risk from credit products.

Members experiencing financial difficulties are subject to FHLBank performed “stress tests” of the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests and the level of overcollateralization, a member may be allowed to maintain pledged loan assets in its custody, or may be required to deliver those loans into the custody of the FHLBank or its agent, and/or may be required to provide details on these loans to facilitate an estimate of their fair value. The FHLBank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLBank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At December 31, 2010 and 2009, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2010 and 2009, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there have been no troubled debt restructurings related to credit products of the FHLBank during 2010 and 2009.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not believe it had incurred any credit losses on credit products as of December 31, 2010 and 2009. Accordingly, the FHLBank has not recorded any allowance for credit losses.

At December 31, 2010 and 2009, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 21 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans - Government-guaranteed or Insured

The FHLBank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans guaranteed or insured by the Federal Housing Administration (FHA). Any losses from such loans are expected to be recovered from the FHA. Any losses from such loans that are not recovered from the FHA are absorbed by the selling PFIs. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

Mortgage Loans - Conventional Mortgage Purchase Program

The allowance for conventional loans is determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses may consist of: (1) reviewing specifically identified loans for impairment; (2) reviewing homogeneous pools of residential mortgage loans; and/or (3) estimating credit losses in the remaining portfolio.

The FHLBank's allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the Mortgage Purchase Program. Specifically, the determination of the allowance generally factors in primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA). Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the FHLBank's allowance for credit losses.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities and incorporates the credit enhancements of the mortgage loan program. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. Migration analysis is a methodology for determining, through the FHLBank's experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on categories such as current, 30, 60, and 90 days past due. The FHLBank then estimates how many loans in these categories may migrate to a realized loss position and applies a loss severity to estimate losses incurred at the Statement of Condition date.

Individually Evaluated Mortgage Loans. Although the FHLBank did not evaluate any loans individually at December 31, 2010 or 2009, certain conventional mortgage loans may be specifically identified for purposes of calculating the allowance for credit losses.

Estimating Credit Loss in the Remaining Portfolio. The FHLBank also assesses a factor for the margin of imprecision to the estimation of loan losses for the homogeneous population. The margin for imprecision is a factor in the allowance for credit losses that recognizes the imprecise nature of the measurement process and is included as part of the mortgage loan allowance for credit loss. This amount represents a subjective management judgment based on facts and circumstances that exist as of the reporting date that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not otherwise be captured in the methodology described within.

Rollforward of Allowance for Credit Losses on Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2010, 2009 and 2008 as well as the recorded investment in mortgage loans by impairment methodology at December 31, 2010.

Table 11.1 - Allowance Rollforward for Credit Losses on Conventional Mortgage Loans (in thousands)

Allowance for credit losses:	2010	2009	2008
Balance, beginning of year	$—	$—	$—
Charge-offs	(1,501)	—	—
Provision for credit losses	13,601	—	—
Balance, end of year	$12,100	$—	$—
Ending balance, collectively evaluated for impairment	$12,100
Recorded investment, end of year:
Collectively evaluated for impairment	$6,376,435

The FHLBank did not have any impaired loans individually assessed for impairment at December 31, 2010. In addition, there were no troubled debt restructurings related to mortgage loans during 2010.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 11.2 - Recorded Investment (1) in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2010
Mortgage loans:	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$72,914	$85,791	$158,705
Past due 60-89 days delinquent	23,291	32,555	55,846
Past due 90 days or more delinquent	78,468	56,062	134,530
Total past due	174,673	174,408	349,081
Total current loans	6,201,762	1,264,033	7,465,795
Total mortgage loans	$6,376,435	$1,438,441	$7,814,876
Other delinquency statistics:
In process of foreclosure, included above (2)	$55,075	$25,418	$80,493
Serious delinquency rate (3)	1.23%	3.90%	1.72%
Past due 90 days or more still accruing interest	$78,468	$56,062	$134,530

(1)
The recorded investment in a loan is the unpaid principal balance of the loan adjusted for accrued interest, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any allowance.

(2)
Includes loans where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

(3)	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class recorded investment amount.

December 31, 2009
Total
Mortgage loans held for portfolio, net	$9,365,752
Unpaid principal balance of mortgage loans held for portfolio past due 30-89 days and still accruing interest	$207,359
Unpaid principal balance of mortgage loans held for portfolio past due 90 days or more and still accruing interest	$72,926
Unpaid principal balance of loans in foreclosure	$62,573

The FHLBank did not have any loans classified as real estate owned at December 31, 2010 or 2009 because the servicers pay off loans during foreclosure and subsequently submit any claims to the FHLBank. Additionally, the FHLBank did not have any non-accrual loans at December 31, 2010 and 2009 based on its analysis of loans being well secured and in the process of collection as a result of the credit enhancements and schedule/scheduled settlement.

Note 12 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the funding sources that finance these assets. The goal of the FHLBank's interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLBank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLBank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources.

Consistent with Finance Agency Regulation, the FHLBank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank's risk management objectives and to act as an intermediary between its members and counterparties. The use of derivatives is an integral part of the FHLBank's financial management strategy. However, Finance Agency Regulations and the FHLBank's financial management policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from them.

The most common ways in which the FHLBank uses derivatives are to:

▪	reduce the interest rate sensitivity and repricing gaps of assets and liabilities;

▪	manage embedded options in assets and liabilities;

▪	reduce funding costs by combining a derivative with a Consolidated Obligation, as the cost of a combined funding structure can be lower than the cost of a comparable Consolidated Obligation Bond;

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

An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate received by the FHLBank in its derivatives is the LIBOR.

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

Types of Hedged Items

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

Consolidated Obligations - The FHLBank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The FHLBank manages the risk arising from changing market prices and volatility of a Consolidated Obligation by matching the cash inflow on a derivative with the cash outflow on the Consolidated Obligation.

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

This strategy of issuing Bonds while simultaneously entering into derivatives enables the FHLBank to offer a wider range of attractively priced Advances to its members and may allow the FHLBank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the Bond and the derivative markets. If conditions in these markets change, the FHLBank may alter the types or terms of the Bonds that it issues. By acting in both the capital and the swap markets, the FHLBank may raise funds at lower costs than through the issuance of simple fixed- or variable-rate Consolidated Obligations in the capital markets alone.

Advances - The FHLBank offers a wide array of Advance structures to meet members' funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The FHLBank may use derivatives to adjust the repricing and/or options characteristics of Advances in order to more closely match the characteristics of the FHLBank's funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, the FHLBank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, the FHLBank may hedge a fixed-rate Advance with an interest rate swap where the FHLBank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. These types of hedges are typically treated as fair value hedges.

When issuing a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to put or extinguish the fixed-rate Advance, which the FHLBank normally would exercise when interest rates increase. The FHLBank may hedge these Advances by entering into a cancelable derivative.

Mortgage Loans - The FHLBank invests in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The FHLBank may manage the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The FHLBank issues both callable and noncallable debt and prepayment linked Consolidated Obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank is also permitted to use derivatives to match the expected prepayment characteristics of the mortgages, although to date it has not done so.

Firm Commitments - Certain mortgage purchase commitments are considered derivatives. The FHLBank normally hedges these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Investments - The interest rate and prepayment risks associated with the FHLBank's investment securities are managed through a combination of debt issuance and, possibly, derivatives. The FHLBank may manage the prepayment and interest rate risks by funding investment securities with Consolidated Obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions.

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at December 31, 2010, the management of the FHLBank does not anticipate any credit losses on its derivative agreements. See Note 20 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Table 12.1 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 12.1 - Credit Risk Exposure (in thousands)

	December 31, 2010	December 31, 2009
Total net exposure at fair value (1)	$6,499	$40,668
Cash collateral	4,000	31,603
Net positive exposure after cash collateral	$2,499	$9,065

(1)	Includes net accrued interest receivables of $1,722,000 and $30,518,000 at December 31, 2010 and 2009.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at December 31, 2010 was $671,552,000, for which the FHLBank had posted collateral of $444,075,000 in the normal course of business, resulting in a net balance of $227,477,000. If one of the FHLBank's credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $129,579,000 of collateral (at fair value) to its derivatives counterparties at December 31, 2010. However, the FHLBank's credit ratings have not changed during the previous 12 months.

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

Table 12.2 summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 12.2 - Derivative Instruments Fair Value (in thousands)

	December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$18,694,035	$112,905	$(771,864)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,234,000	4,212	(10,601)
Forward rate agreements	40,000	—	(124)
Mortgage delivery commitments	92,274	295	(381)
Total derivatives not designated as hedging instruments	1,366,274	4,507	(11,106)
Total derivatives before netting and collateral adjustments	$20,060,309	117,412	(782,970)
Netting adjustments		(110,913)	110,913
Cash collateral and related accrued interest		(4,000)	444,075
Total collateral and netting adjustments (1)		(114,913)	554,988
Derivative assets and derivative liabilities as reported on the Statement of Condition		$2,499	$(227,982)

	December 31, 2009
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$28,460,850	$181,621	$(824,187)
Derivatives not designated as hedging instruments:
Interest rate swaps	384,000	6,206	(8,053)
Mortgage delivery commitments	79,391	20	(817)
Total derivatives not designated as hedging instruments	463,391	6,226	(8,870)
Total derivatives before netting and collateral adjustments	$28,924,241	187,847	(833,057)
Netting adjustments		(147,179)	147,179
Cash collateral and related accrued interest		(31,603)	457,681
Total collateral and netting adjustments (1)		(178,782)	604,860
Derivative assets and derivative liabilities as reported on the Statement of Condition		$9,065	$(228,197)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 12.3 presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

Table 12.3 - Net Gains (Losses) on Derivatives and Hedging Instruments (in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$8,799	$14,013	$3,897
Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(6,622)	2,646	(3,590)
Forward rate agreements	(399)	183	(2,180)
Net interest settlements	3,247	1,651	(1,308)
Mortgage delivery commitments	2,800	(1,082)	4,701
Total net (loss) gain related to derivatives not designated as hedging instruments	(974)	3,398	(2,377)
Net gains on derivatives and hedging activities	$7,825	$17,411	$1,520

Table 12.4 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 12.4 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2010	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$30,673	$(22,673)	$8,000	$(439,664)
Consolidated Bonds	(15,123)	15,922	799	114,579
	$15,550	$(6,751)	$8,799	$(325,085)

2009
Hedged Item Type:
Advances	$432,257	$(424,352)	$7,905	$(505,369)
Consolidated Bonds	(69,993)	76,101	6,108	157,690
	$362,264	$(348,251)	$14,013	$(347,679)

2008
Hedged Item Type:
Advances	$(736,379)	$746,574	$10,195	$(188,642)
Consolidated Bonds	149,177	(155,475)	(6,298)	68,364
	$(587,202)	$591,099	$3,897	$(120,278)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Note 13 - Deposits

The FHLBank offers demand and overnight deposits to members and qualifying nonmembers. In addition, the FHLBank offers short-term interest bearing deposit programs to members. A member that services mortgage loans may deposit in the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans; the FHLBank classifies these items as other interest bearing deposits.

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLBank averaged (in thousands) $1,480,312 and $1,417,598 during 2010 and 2009.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits during 2010, 2009, and 2008 were 0.09 percent, 0.10 percent, and 1.78 percent.

Non-interest bearing deposits represent funds for which the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 13.1 - Deposits (in thousands)

	December 31, 2010	December 31, 2009
Interest bearing:
Demand and overnight	$1,199,619	$1,969,815
Term	210,625	80,200
Other	27,427	26,811
Total interest bearing	1,437,671	2,076,826

Non-interest bearing:
Other	14,756	7,995
Total non-interest bearing	14,756	7,995
Total deposits	$1,452,427	$2,084,821

Note 14 - Consolidated Obligations

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

Although the FHLBank is primarily liable for its portion of Consolidated Obligations (i.e., those issued on its behalf), the FHLBank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the other FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a Consolidated Obligation on behalf of another FHLBank that is primarily liable for the Consolidated Obligation, Finance Agency Regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for those payments and other associated costs (including interest to be determined by the Finance Agency). If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, the Finance

Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par values of the 12 FHLBanks' outstanding Consolidated Obligations were approximately $796.4 billion and $930.6 billion at December 31, 2010 and 2009. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

The following is a summary of the FHLBank's participation in Consolidated Bonds outstanding at December 31 by year of contractual maturity.

Table 14.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,271,750	1.91%	$14,319,000	1.80%
Due after 1 year through 2 years	6,703,600	2.34	6,666,750	2.47
Due after 2 years through 3 years	4,635,450	3.10	6,048,600	3.11
Due after 3 years through 4 years	2,918,500	3.29	3,946,450	3.44
Due after 4 years through 5 years	987,000	3.49	2,422,500	3.78
Thereafter	6,878,000	3.97	7,477,000	4.44
Index amortizing notes	156,041	4.99	207,389	4.99
Total par value	30,550,341	2.85	41,087,689	2.87

Premiums	86,114		62,871
Discounts	(23,293)		(28,955)
Hedging adjustments	83,629		100,985

Total	$30,696,791		$41,222,590

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

Table 14.2 - Consolidated Bonds Outstanding by Features (in thousands)

	December 31, 2010	December 31, 2009
Par value of Consolidated Bonds
Non-callable/nonputable	$20,541,341	$28,256,689
Callable	10,009,000	12,831,000
Total par value	$30,550,341	$41,087,689

Table 14.3 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2010	December 31, 2009
Due in 1 year or less	$17,196,750	$24,630,000
Due after 1 year through 2 years	4,285,600	6,516,750
Due after 2 years through 3 years	3,672,450	3,703,600
Due after 3 years through 4 years	1,861,500	2,336,450
Due after 4 years through 5 years	792,000	1,271,500
Thereafter	2,586,000	2,422,000
Index amortizing notes	156,041	207,389

Total par value	$30,550,341	$41,087,689

These Consolidated Obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad principal repayment terms:

Indexed principal redemption Consolidated Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. At December 31, 2010 and 2009, the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the maturity of the index amortizing notes extends (contracts); and

Optional principal redemption Consolidated Bonds (callable bonds) that the FHLBank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the Consolidated Bond offerings.

Interest Rate Payment Terms.

Table 14.4 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2010	December 31, 2009
Par value of Consolidated Bonds
Fixed-rate	$30,550,341	$40,087,689
Variable-rate	—	1,000,000
Total par value	$30,550,341	$41,087,689

At December 31, 2010 and 2009, 30 percent and 39 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a floating rate.

Consolidated Discount Notes. Discount Notes are Consolidated Obligations with original maturities up to one year. Table 14.5 summarizes the FHLBank's participation in Consolidated Discount Notes, all of which are due within one year.

Table 14.5 - Consolidated Discount Notes (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
December 31, 2010	$35,003,280	$35,008,410	0.11%
December 31, 2009	$23,186,731	$23,188,797	0.07%

(1)	Represents an implied rate without consideration of concessions.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $14,261 and $19,383 at December 31, 2010 and 2009. The amortization of such concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $24,659, $33,364 and $27,562 in 2010, 2009, and 2008.

Note 15 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net earnings. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP. The requirement to add back interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues AHP expense monthly based on its net earnings. The FHLBank reduces the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 16.

If the FHLBank experienced a net loss during a quarter, but still had net earnings for the year, the FHLBank's obligation to the AHP would be calculated based on the FHLBank's year-to-date net earnings. If the FHLBank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to the AHP for the year, because each FHLBank's required annual AHP contribution is limited to its annual net earnings. If the aggregate 10 percent calculation described above was less than $100 million for all 12 FHLBanks, each FHLBank would be required to contribute a pro rata amount sufficient to assure that the aggregate contributions of the FHLBanks equaled $100 million. The pro ration would be made on the basis of an FHLBank's income in relation to the income of all FHLBanks for the previous year.

There was no shortfall, as described above, in 2010, 2009 or 2008. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $159,975 and $170,627 at December 31, 2010 and 2009.

Table 15.1 - Analysis of the FHLBank's AHP Liability (in thousands)

	2010	2009
Balance at beginning of year	$98,341	$102,615
Expense (current year additions)	20,231	30,819
Subsidy uses, net	(30,535)	(35,093)
Balance at end of year	$88,037	$98,341

Note 16 - Resolution Funding Corporation (REFCORP)

Each FHLBank is required to pay to REFCORP 20 percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence. The FHLBank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 15. REFCORP has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides its net income before AHP and REFCORP assessments to REFCORP, which then performs the calculations for each quarter end.

The FHLBanks will continue to be obligated for REFCORP payments until the aggregate amounts actually paid by all 12 FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time because it depends both on the future earnings of all FHLBanks and on interest rates. If the FHLBank experienced a net loss during a quarter, but still had net income for the year, the FHLBank's obligation to REFCORP would be calculated based on the FHLBank's year-to-date GAAP net income. The FHLBank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the FHLBank experienced a net loss for a full year, the FHLBank would have no obligation to REFCORP for the year.

Due to certain other FHLBanks overpaying their REFCORP assessment in prior years, and as directed by the U.S. Treasury, these FHLBanks will use their respective overpayments as a credit against future REFCORP assessments (to the extent these

FHLBanks have positive net income in the future) over an indefinite period of time. Overpayments of $1 million and $33 million were recorded as deferred assets by the other FHLBanks at December 31, 2010 and 2009. The FHLBanks used $50 million and $115 million of credits during the years ended December 31, 2010 and 2009. Over time, as an FHLBank uses this credit against its future REFCORP assessments, the deferred asset will be reduced until it has been exhausted. If any amount of an FHLBank's deferred asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, or almost fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that an FHLBank will be able to collect on its remaining deferred asset.

Table 16.1 - Analysis of the FHLBank's REFCORP Liability (in thousands)

	2010	2009
Balance at beginning of year	$12,190	$14,054
Expense	41,104	67,005
Cash payments	(42,292)	(68,869)
Balance at end of year	$11,002	$12,190

The Finance Agency is required to extend the term of the FHLBanks' obligation to REFCORP for each calendar quarter in which the FHLBanks' quarterly payment falls short of $75 million.

The FHLBanks' aggregate payments through 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2011, effective December 31, 2010. The FHLBanks' aggregate payments through 2010 have satisfied $64.6 million of the $75 million scheduled payment due on October 15, 2011 and all scheduled payments thereafter. This date assumes the FHLBanks will pay exactly $75 million per quarter after December 31, 2010 until the annuity is satisfied.

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

Note 17 - Capital

The FHLBank is subject to three capital requirements under its Capital Plan and the Finance Agency rules and regulations:

1.     Risk-based capital. Under this capital requirement, the FHLBank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements.

2.     Total regulatory capital. Under this capital requirement, the FHLBank is required to maintain at all times a total regulatory capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.     Leverage capital. Under this capital requirement, the FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining the FHLBank's compliance with its regulatory requirements.

At December 31, 2010 and 2009, the FHLBank was in compliance with each of these capital requirements.

Table 17.1 - Capital Requirements (dollars in thousands)

	December 31, 2010		December 31, 2009
	Required	Actual	Required	Actual
Risk-based capital	$443,823	$3,886,953	$389,380	$4,150,734
Capital-to-assets ratio	4.00%	5.43%	4.00%	5.81%
Regulatory capital	$2,865,250	$3,886,953	$2,855,465	$4,150,734
Leverage capital-to-assets ratio	5.00%	8.14%	5.00%	8.72%
Leverage capital	$3,581,563	$5,830,430	$3,569,332	$6,226,101

The FHLBank currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLBank. The membership stock requirement is based upon a percentage of the member's total assets, currently determined within a declining range from 0.15 percent to 0.03 percent of each member's total assets, with a current minimum of $1 thousand and a current maximum of $50 million for each member. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLBank.

Mission Asset Activity includes Advances, certain funds and rate Advance commitments, and Mortgage Purchase Program activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain an activity stock balance at least equal to the minimum activity allocation percentage, which currently is zero percent of Mission Asset Activity for the Mortgage Purchase Program and two percent of Mission Asset Activity for all other Mission Asset Activity. If a member owns more than the maximum activity allocation percentage, which currently is four percent of Mission Asset Activity, the additional stock is that member's excess stock. The FHLBank's unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a stock dividend, and shares subject to redemption and withdrawal notices. The FHLBank's excess stock may normally be used by members to support a portion of their activity requirement as long as those members maintain their minimum activity stock allocation percentage.

A member may request redemption of all or part of its Class B stock or may withdraw from membership by giving five years' advance written notice. When the FHLBank repurchases capital stock, it must first repurchase shares for which a redemption or withdrawal notice's five-year redemption period or withdrawal period has expired. Since its Capital Plan was implemented, the FHLBank has repurchased, at its discretion, all member shares subject to outstanding redemption notices prior to the expiration of the five-year redemption period.

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

The FHLBank's retained earnings are owned proportionately by the current holders of Class B stock. The holders' interest in the retained earnings is realized at the time the FHLBank periodically declares dividends or at such time as the FHLBank is liquidated. The FHLBank's Board of Directors may declare and pay dividends in either cash or capital stock, assuming the FHLBank is in compliance with Finance Agency rules.

Mandatorily Redeemable Capital Stock. The FHLBank is a cooperative whose members and former members own all of the FHLBank's capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value. The FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member submits a written redemption request or withdrawal notice, or when the member attains nonmember status by merger or acquisition, charter termination, or involuntary termination of membership. A member may cancel or revoke its written redemption request or its withdrawal notice prior to the end of the five-year redemption period. Under the FHLBank's Capital Plan, there is a five calendar day “grace period” for revocation of a redemption request and a 30 calendar day “grace period” for revocation of a withdrawal notice during which the member may cancel the redemption request or withdrawal notice without a penalty or fee. The cancellation fee after the “grace period” is currently two percent of the requested amount in the first year and increases one percent a year until it reaches a maximum of six percent in the fifth year.

The cancellation fee can be waived by the FHLBank's Board of Directors for a bona fide business purpose.

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. For the years ended December 31, 2010, 2009, and 2008 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $17,664, $9,348, and $8,192 were recorded as interest expense.

As of December 31, 2010 and 2009, the FHLBank had (in thousands) $356,702 and $675,479 in capital stock classified as mandatorily redeemable on its Statements of Condition.

Table 17.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

	2010	2009	2008
Balance, beginning of year	$675,479	$110,909	$117,624
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	10,455	535,850	10,495
Other redemptions	30,452	454,728	23,230
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(270,119)	(50,163)	(22,433)
Other redemptions	(89,565)	(375,845)	(23,000)
Stock dividend classified as mandatorily redeemable	—	—	4,993
Balance, end of year	$356,702	$675,479	$110,909

The number of stockholders holding the mandatorily redeemable capital stock was 16, 23, and 16 at December 31, 2010, 2009, and 2008.

As of December 31, 2010, there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

Table 17.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption. The year of redemption in the table is the end of the five-year redemption period. Consistent with the Capital Plan currently in effect, the FHLBank is not required to redeem membership stock until five years after either (i) the membership is terminated or (ii) the FHLBank receives notice of withdrawal. The FHLBank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the FHLBank may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital stock redemption discussed below.

The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount.

Table 17.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2010	December 31, 2009
Due in 1 year or less	$2,758	$7,025
Due after 1 year through 2 years	36,826	7,231
Due after 2 years through 3 years	6,819	48,269
Due after 3 years through 4 years	289,277	9,375
Due after 4 years through 5 years	21,022	603,579
Total par value	$356,702	$675,479

Excess Capital Stock. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank's excess stock to exceed one percent of its total assets. At December 31, 2010, the FHLBank had excess capital stock outstanding totaling more than one percent of its total assets. At December 31, 2010, the FHLBank was in compliance with the Finance Agency's excess stock rules.

Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the GLB Act, FHLBank stock is putable by the member. However, there are significant statutory and regulatory restrictions on the FHLBank's obligation or right to redeem outstanding stock, including the following:

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

If the FHLBank is liquidated, after payment in full to the FHLBank's creditors, the FHLBank's stockholders will be entitled to receive the par value of their capital stock. In addition, each stockholder will be entitled to any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation of the FHLBank, the Board of Directors shall determine the rights and preferences of the FHLBank's stockholders, subject to any terms and conditions imposed by the Finance Agency.

In addition to possessing the authority to prohibit stock redemptions, the FHLBank's Board of Directors has the right to call for the FHLBank's members, as a condition of membership, to make additional capital stock purchases as needed to satisfy statutory and regulatory capital requirements under the GLB Act.

The FHLBank's Board of Directors has a statutory obligation to review and adjust member capital stock requirements in order to comply with the FHLBank's minimum capital requirements, and each member must comply promptly with any such requirement. However a member could reduce its outstanding business with the FHLBank as an alternative to purchasing stock.

Note 18 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined-benefit pension plan. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the FHLBank is not presented herein. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank that meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $8,141,000, $7,049,000 and $3,239,000 in 2010, 2009 and 2008.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined-contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $797,000, $743,000, and $662,000 in the years ended December 31, 2010, 2009, and 2008.

Nonqualified Supplemental Defined Contribution Retirement Plan. The FHLBank maintained an unfunded supplemental defined contribution plan that restored contributions to those employees who had their qualified defined contribution benefits limited by IRS regulations. The FHLBank terminated the nonqualified supplemental defined contribution plan in December 2009.
Table 18.1 presents the FHLBank’s contributions to the nonqualified supplemental defined contribution plan during the years ended December 31, which used the same matching rules as the qualified defined contribution plan discussed above, as well as the market related earnings.
Table 18.1 - Nonqualified Supplemental Defined Contribution Matching Contributions and Market Related Earnings (in thousands)

	2010	2009	2008
Matching contributions	$—	$124	$130
Market related earnings (losses)	238	883	(1,059)
Net	$238	$1,007	$(929)

Nonqualified Supplemental Defined Benefit Retirement Plan. The FHLBank maintains a nonqualified, unfunded defined benefit plan. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets. The FHLBank has established a grantor trust to meet future benefit obligations and current payments to beneficiaries.

Postretirement Benefits Plan. The FHLBank also sponsors a postretirement benefits plan that includes health care and life insurance benefits for eligible retirees. Future retirees are eligible for the postretirement benefits plan if they were hired prior to August 1, 1990, are age 55 or older, and their age plus years of continuous service at retirement are greater than or equal to 80. Spouses are covered subject to required contributions. There are no funded plan assets that have been designated to provide postretirement benefits.

Table 18.2 presents the obligations and funding status of the FHLBank's nonqualified supplemental defined benefit retirement plan and postretirement benefits plan.

Table 18.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation(1):	2010	2009	2010	2009
Benefit obligation at beginning of year	$21,422	$17,978	$3,623	$3,496
Service cost	527	502	46	59
Interest cost	1,123	1,180	192	197
Actuarial loss (gain)	687	2,837	(208)	(78)
Benefits paid	(943)	(1,075)	(146)	(51)
Benefit obligation at end of year	22,816	21,422	3,507	3,623
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	943	1,075	146	51
Benefits paid	(943)	(1,075)	(146)	(51)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	(22,816)	(21,422)	(3,507)	(3,623)
Unrecognized net actuarial loss (gain)	7,475	7,552	(15)	193
Unrecognized prior service benefit	(1)	(1)	—	—
Net amount recognized in earnings	$(15,342)	$(13,871)	$(3,522)	$(3,430)

(1)    Represents projected benefit obligation and accumulated postretirement benefit obligation for the defined benefit retirement plan and postretirement benefits plan, respectively.

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLBank's nonqualified supplemental defined benefit plan and postretirement benefits plan as of December 31, 2010 and 2009 were (in thousands) $26,323 and $25,045.

Table 18.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2010	2009	2010	2009
Net actuarial loss (gain)	$7,475	$7,552	$(15)	$193
Prior service benefit	(1)	(1)	—	—
	$7,474	$7,551	$(15)	$193

Table 18.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the years ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost
Service cost	$527	$502	$407	$46	$59	$50
Interest cost	1,123	1,180	1,027	192	197	183
Amortization of unrecognized prior service benefit	—	(1)	(1)	—	—	—
Amortization of unrecognized net loss	764	833	608	—	—	—
Net periodic benefit cost	2,414	2,514	2,041	238	256	233

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	687	2,837	1,014	(208)	(78)	207
Amortization of unrecognized net loss	(764)	(833)	(608)	—	—	—
Amortization of unrecognized prior service benefit	—	1	1	—	—	—
Total recognized in other comprehensive income	(77)	2,005	407	(208)	(78)	207
Total recognized in net periodic benefit cost and other comprehensive income	$2,337	$4,519	$2,448	$30	$178	$440

Table 18.5 presents the estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Table 18.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$866	$—
Prior service benefit	(1)	—
Total	$865	$—

Table 18.6 presents the key assumptions and other information used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the nonqualified supplemental defined benefit retirement plan.

Table 18.6 - Defined Benefit Retirement Plan Key Assumptions (dollars in thousands)

	2010	2009	2008
Discount rate	4.99%	5.58%	6.21%
Salary increases	4.50%	4.50%	4.50%
Benefits paid during the year	$943	$1,075	$874

Table 18.7 presents the key assumptions and other information used for the actuarial calculations for the postretirement benefits plan.

Table 18.7 - Postretirement Benefits Plan Key Assumptions

	2010	2009	2008
Discount rate (to determine net periodic benefit cost)	6.15%	5.75%	6.00%
Discount rate at the end of the year (to determine benefit obligations)	5.72%	6.15%	5.75%
Health care cost trend rates:
Assumed for next year	8.50%	9.00%	8.00%
Ultimate rate	5.25%	5.25%	5.25%
Year that ultimate rate is reached	2020	2020	2017

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $42,000 and in accumulated postretirement benefit obligation (APBO) of $553,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $33,000 and in APBO of $449,000.

The discount rates for the disclosures as of December 31, 2010 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2010, and solving for the single discount rate that produces the same present value.

The nonqualified supplemental defined benefit plan and postretirement benefits plan are not funded; therefore, no contributions will be made in 2011 other than for the payment of benefits. Table 18.8 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2010.

Table 18.8 - Estimated Future Benefit Payments (in thousands)

		Postretirement Benefit Plan
Years	Defined Benefit Retirement Plan	Gross Benefit Payments	Estimated Medicare Retiree Drug Subsidy
2011	$1,286	$147	$17
2012	1,517	157	19
2013	1,537	162	22
2014	1,965	172	24
2015	1,922	188	24
Years 2016 - 2020	9,697	1,147	146

Note 19 - Segment Information

The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the Mortgage Purchase Program. These segments reflect the FHLBank's two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways the FHLBank provides services to member stockholders. The FHLBank, as an interest rate spread manager, considers a segment's net interest income, net interest rate spread and, ultimately, net income as the key factors in allocating resources. Resource allocation decisions are made by considering these profitability measures in the context of the historical, current and expected risk profile of each segment and the entire balance sheet, as well as current incremental profitability measures relative to the incremental market risk profile.

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

The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Income from the Mortgage Purchase Program is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment's average assets based on the total balance sheet's average capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. AHP and REFCORP assessments are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the Mortgage Purchase Program's market risk. All derivatives classified as mandatory delivery commitments and forward rate agreements are allocated to the Mortgage Purchase Program segment.

The following tables set forth the FHLBank's financial performance by operating segment for the years ended December 31.

Table 19.1 - Financial Performance by Operating Segment (in thousands)

	For the years ended December 31,
	Traditional Member Finance	Mortgage Purchase Program	Total
2010
Net interest income	$180,304	$95,016	$275,320
Provision for credit losses	—	13,601	13,601
Net interest income after provision for credit losses	180,304	81,415	261,719
Other income	17,452	2,409	19,861
Other expenses	47,191	8,636	55,827
Income before assessments	150,565	75,188	225,753
Affordable Housing Program	14,093	6,138	20,231
REFCORP	27,294	13,810	41,104
Total assessments	41,387	19,948	61,335
Net income	$109,178	$55,240	$164,418
Average assets	$60,631,703	$8,735,556	$69,367,259
Total assets	$63,827,138	$7,804,124	$71,631,262

2009
Net interest income	$276,071	$110,899	$386,970
Other income (loss)	38,466	(885)	37,581
Other expenses	50,291	8,415	58,706
Income before assessments	264,246	101,599	365,845
Affordable Housing Program	22,525	8,294	30,819
REFCORP	48,344	18,661	67,005
Total assessments	70,869	26,955	97,824
Net income	$193,377	$74,644	$268,021
Average assets	$75,054,187	$9,615,520	$84,669,707
Total assets	$61,979,463	$9,407,169	$71,386,632

2008
Net interest income	$304,671	$59,455	$364,126
Other income	6,202	2,545	8,747
Other expenses	43,094	7,187	50,281
Income before assessments	267,779	54,813	322,592
Affordable Housing Program	22,695	4,475	27,170
REFCORP	49,016	10,068	59,084
Total assessments	71,711	14,543	86,254
Net income	$196,068	$40,270	$236,338
Average assets	$85,592,850	$8,763,730	$94,356,580
Total assets	$89,534,119	$8,671,950	$98,206,069

Note 20 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of December 31, 2010 and 2009. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 20.1 - Fair Value Summary Table (in thousands)

	December 31, 2010		December 31, 2009
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$197,623	$197,623	$1,807,343	$1,807,343
Interest-bearing deposits	108	108	126	126
Securities purchased under resale agreements	2,950,000	2,950,000	100,000	100,000
Federal funds sold	5,480,000	5,480,000	2,150,000	2,150,000
Trading securities	6,402,781	6,402,781	3,802,013	3,802,013
Available-for-sale securities	5,789,736	5,789,736	6,669,636	6,669,636
Held-to-maturity securities	12,691,545	13,019,799	11,471,081	11,837,712
Advances	30,181,017	30,386,792	35,818,425	35,977,680
Mortgage loans held for portfolio, net	7,770,040	8,094,128	9,365,752	9,617,913
Accrued interest receivable	132,355	132,355	151,690	151,690
Derivative assets	2,499	2,499	9,065	9,065

Liabilities:
Deposits	(1,452,427)	(1,452,333)	(2,084,821)	(2,084,975)
Consolidated Obligations:
Discount Notes	(35,003,280)	(35,003,517)	(23,186,731)	(23,187,365)
Bonds	(30,696,791)	(31,414,061)	(41,222,590)	(41,836,797)
Mandatorily redeemable capital stock	(356,702)	(356,702)	(675,479)	(675,479)
Accrued interest payable	(190,728)	(190,728)	(309,007)	(309,007)
Derivative liabilities	(227,982)	(227,982)	(228,197)	(228,197)

Other:
Standby bond purchase agreements	—	2,361	—	1,947

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the years ended December 31, 2010 or 2009.

Valuation Techniques and Significant Inputs.

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

Trading securities: The FHLBank's trading portfolio consists of U.S. Treasury obligations, discount notes and bonds issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities) and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

In general, in order to determine the fair value of its non-mortgage-backed securities, the FHLBank uses either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from pricing services. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLBank believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured.

For its U.S. Treasury obligations and discount notes and bonds issued by Freddie Mac and/or Fannie Mae, the FHLBank determines the fair value using the income approach.

Table 20.2 - Significant Inputs for Non-Mortgage-Backed Securities in the Trading Portfolio Carried at Levels 2 and 3 Within the Fair Value Hierarchy as of December 31, 2010 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
U.S. Treasury obligations	Treasury Curve	-	$1,904,834
Government-sponsored enterprises	Agency Discount Note Curve	-	4,495,516

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

As of December 31, 2010, substantially all of the FHLBank's mortgage-backed securities holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supported the FHLBank's conclusion that the final computed prices are reasonable estimates of fair value.

Available-for-sale securities: The FHLBank's available-for-sale portfolio consists of certificates of deposits. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Table 20.3 - Significant Inputs for Non-Mortgage-Backed Securities in the Available-for-Sale Portfolio Carried at Levels 2 and 3 Within the Fair Value Hierarchy as of December 31, 2010 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
Certificates of deposit	Pricing Services	N/A	$5,789,736

Held-to-maturity securities: The FHLBank's held-to-maturity portfolio consists of discount notes issued by Freddie Mac and/or Fannie Mae, taxable municipal bonds, TLGP notes, and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security and collateralized mortgage obligation is determined by using the third-party vendor approach described above. The fair value for discount notes is determined using the income approach described above. The fair value for taxable municipal bonds and TLGP notes is determined based on each security's indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.

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

These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

In order to determine the fair values, the adjusted prices are also reduced for the FHLBank's estimate of credit losses expected in the portfolio.

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

The fair value of TBA mortgage-backed securities is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjustments noted below.

The discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Significant inputs by class of derivative are as follows:

Interest-rate swaps:

▪	LIBOR swap curve; and

▪	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

To-be-announced mortgage-backed securities:

▪	Market-based prices by coupon class and expected term until settlement.

Mortgage delivery commitments:

▪
TBA price. Market-based prices of TBAs by coupon class and expected term until settlement, adjusted to reflect the contractual terms of the mortgage delivery commitments, similar to the mortgage loans held for portfolio process. The adjustments to the market prices are market observable, or can be corroborated with observable market data.

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at December 31, 2010 or 2009.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the years ended December 31, 2010 or 2009.

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

Fair Value on a Recurring Basis.

Table 20.4 presents the fair value of financial assets and liabilities by level within the fair value hierarchy which are recorded on a recurring basis at December 31, 2010 and 2009.

Table 20.4 - Hierarchy Level for Assets and Liabilities (in thousands)

	Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,904,834	$—	$—	$1,904,834
Government-sponsored enterprises debt securities	—	4,495,516	—	—	4,495,516
Other U.S. obligation residential mortgage-backed securities	—	2,431	—	—	2,431
Total trading securities	—	6,402,781	—	—	6,402,781
Available-for-sale securities:
Certificates of deposit	—	5,789,736	—	—	5,789,736
Derivative assets:
Interest rate swaps	—	117,117	—	(114,913)	2,204
Mortgage delivery commitments	—	295	—	—	295
Total derivative assets	—	117,412	—	(114,913)	2,499
Total assets at fair value	$—	$12,309,929	$—	$(114,913)	$12,195,016

Liabilities
Derivative liabilities:
Interest rate swaps	$—	$(782,465)	$—	$554,988	$(227,477)
Forward rate agreement	—	(124)	—	—	(124)
Mortgage delivery commitments	—	(381)	—	—	(381)
Total derivative liabilities	—	(782,970)	—	554,988	(227,982)
Total liabilities at fair value	$—	$(782,970)	$—	$554,988	$(227,982)

	Fair Value Measurements at December 31, 2009
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
Government-sponsored enterprises debt securities	$—	$3,799,336	$—	$—	$3,799,336
Other U.S. obligation residential mortgage-backed securities	—	2,677	—	—	2,677
Total trading securities	—	3,802,013	—	—	3,802,013
Available-for-sale securities:
Certificates of deposit	—	6,669,636	—	—	6,669,636
Derivative assets:
Interest rate swaps	—	187,827	—	(178,782)	9,045
Mortgage delivery commitments	—	20	—	—	20
Total derivative assets	—	187,847	—	(178,782)	9,065
Total assets at fair value	$—	$10,659,496	$—	$(178,782)	$10,480,714

Liabilities
Derivative liabilities:
Interest rate swaps	$—	$(832,240)	$—	$604,860	$(227,380)
Mortgage delivery commitments	—	(817)	—	—	(817)
Total derivative liabilities	—	(833,057)	—	604,860	(228,197)
Total liabilities at fair value	$—	$(833,057)	$—	$604,860	$(228,197)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. If elected, interest income and interest expense carried on Advances and Consolidated Bonds at fair value is recognized under the level-yield method based solely on the contractual amount of interest due or unpaid and any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. The FHLBank did not elect the fair value option, or carry any financial assets or financial liabilities that were elected under the fair value option in a prior period, during the years ended December 31, 2010 or 2009.

Note 21 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency Regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2010, and through the filing date of this report, the FHLBank does not believe that it is probable that it will be asked to do so.

The FHLBank determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2010 or 2009. The joint and several obligations are mandated by Finance Agency Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. The par values of the FHLBanks' outstanding Consolidated Obligations for which the FHLBank is jointly and severally liable were approximately $796.4 billion and $930.6 billion at December 31, 2010 and 2009.

Table 21.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2010			December 31, 2009
Notional Amount	Expire within one year	Expire after one year	Total	Total
Standby Letters of Credit outstanding	$6,651,149	$148,231	$6,799,380	$4,414,743
Commitments for standby bond purchases	12,930	386,895	399,825	411,965
Commitment to purchase mortgage loans	92,274	—	92,274	79,391
Unsettled Consolidated Bonds, at par (1)	—	—	—	550,000
Unsettled Consolidated Discount Notes, at par	12,547	—	12,547	101,159

(1)    Of the total unsettled Consolidated Bonds, $525,000 thousand were hedged with associated interest rate swaps at December 31, 2009.

Commitments to Extend Credit. Standby Letters of Credit are executed for members for a fee. A Standby Letter of Credit is a financing arrangement between the FHLBank and its member. If the FHLBank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these Standby Letters of Credit, including related commitments, range from less than one month to 18 years, including a final expiration in 2024. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to $2,153 thousand and $2,336 thousand at December 31, 2010 and 2009. Commitments that legally bind the FHLBanks to fund additional Advances are generally for periods up to 12 months.

The FHLBank monitors the creditworthiness of its Standby Letters of Credit based on an evaluation of its members. Based on credit analyses performed by the FHLBank's management as well as collateral requirements, the FHLBank has not deemed it necessary to record any additional liability on these commitments. Commitments are fully collateralized at the time of issuance (see Note 9).

Standby Bond Purchase Agreements. The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank have expiration periods up to five years, currently no later than 2013, although some are renewable at the option of the FHLBank. During 2010 and 2009, the FHLBank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The FHLBank enters into commitments that unconditionally obligate the FHLBank to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Pledged Collateral. The FHLBank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral pledge (collateral) agreements. As of December 31, 2010 and 2009, the FHLBank had no securities pledged as collateral to broker-dealers.

Lease Commitments. The FHLBank charged to operating expenses net rental and related costs of approximately $1,813,000, $2,035,000, and $1,913,000 for the years ending December 31, 2010, 2009, and 2008.

Table 21.2 - Future Minimum Rentals for Operating Leases (in thousands)

Year	Premises	Equipment	Total
2011	$949	$108	$1,057
2012	984	105	1,089
2013	1,000	93	1,093
2014	775	—	775
2015	99	—	99
Thereafter	17	—	17
Total	$3,824	$306	$4,130

Lease agreements for FHLBank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBank.

Legal Proceedings. The FHLBank is subject to legal proceedings arising in the normal course of business. In early March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the automatic early termination of those transactions and the market value fee the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. In early May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLBank participated in a non-binding mediation in New York on August 25, 2010, and counsel for the FHLBank continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded on October 15, 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously dispute any claim for additional amounts.

The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank's financial condition or results of operations.

Further discussion of other commitments and contingencies is provided in Notes 9, 12, 14, 17, and 20.

Note 22 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2010, 2009, or 2008. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. There were no such investments outstanding at December 31, 2010, 2009, or 2008. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the years ended December 31.

Table 22.1 - Lending, Borrowing, and Investing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances
	2010	2009	2008
Loans to other FHLBanks	$4,907	$19,033	$17,634
Borrowings from other FHLBanks	342	1,370	—
Investments in other FHLBanks	—	6,800	—

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

During the year ended December 31, 2010, the par amount of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $145,000. All such transfers during the year ended December 31, 2010 were from the FHLBank of Chicago. The net premiums associated with these transactions were (in thousands) $16,722 in 2010. There were no Consolidated Obligations transferred to the FHLBank during the year ended December 31, 2009. During the year ended December 31, 2008 the par amount of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $280,000. The FHLBank of Dallas and the FHLBank of Chicago transferred par amounts of (in thousands) $150,000 and $130,000, respectively. The net premiums associated with these transactions were (in thousands) $6,860 in 2008. The FHLBank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 14). The FHLBank did not transfer any Consolidated Obligations to other FHLBanks in 2010, 2009, or 2008.

Note 23 - Transactions with Stockholders

As a cooperative, the FHLBank's capital stock is owned by its members, by former members that retain the stock as provided in the FHLBank's Capital Plan and by nonmember institutions that have acquired members and must retain the stock to support Advances or other activities with the FHLBank. All Advances are issued to members and all mortgage loans held for portfolio are purchased from members. The FHLBank also maintains demand deposit accounts for members, primarily to facilitate settlement activities that are directly related to Advances and mortgage loan purchases. Additionally, the FHLBank may enter into interest rate swaps with its stockholders. The FHLBank may not invest in any equity securities issued by its stockholders and it has not purchased any mortgage-backed securities securitized by, or other direct long-term investments in, its stockholders.

For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorships, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorships, the FHLBank's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitation, no member owned more than 10 percent of the voting interests of the FHLBank at December 31, 2010 or 2009.

All transactions with stockholders are entered into in the ordinary course of business. Finance Agency Regulations require the FHLBank to offer the same pricing for Advances and other services to all members regardless of asset or transaction size, charter type, or geographic location. However, the FHLBank may, in pricing its Advances, distinguish among members based upon its assessment of the credit and other risks to the FHLBank of lending to any particular member or upon other reasonable criteria that may be applied equally to all members. The FHLBank's policies and procedures require that such standards and criteria be applied consistently and without discrimination to all members applying for Advances.

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors' Financial Institutions). Finance Agency Regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below as of December 31.

Table 23.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	2010		2009
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$609	2.1%	$1,146	3.3%
Mortgage Purchase Program	51	0.7	113	1.2
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	158	4.6	179	4.8
Derivatives	—	—	—	—

(1)
Percentage of total principal (Advances), unpaid principal balance (Mortgage Purchase Program), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following tables show regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 23.2 - Capital Stock, Advances, and Mortgage Purchase Program Principal Balances to Members and Former Members (dollars in millions)

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2010	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$78
Fifth Third Bank	401	12	1,536	9
PNC Bank, N.A. (1)	262	8	4,000	2,896
KeyBank, N.A.	179	5	905	—
Total	$1,433	42%	$13,756	$2,983

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2009	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	16%	$9,315	$94
PNC Bank, N.A. (1)	404	11	4,282	3,608
Fifth Third Bank	401	11	2,538	12
The Huntington National Bank	241	6	170	322
Total	$1,637	44%	$16,305	$4,036

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with two nonmember affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these nonmembers' bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the years ended December 31, 2010, 2009, or 2008. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $2,955,000, $10,375,000, and $12,075,000 as of December 31, 2010, 2009, and 2008, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of December 31, 2010, 2009 or 2008. The FHLBank did not have any investments in or borrowings extended to any other nonmember affiliates during the years ended December 31, 2010, 2009, or 2008.

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

Item 9A.    Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2010, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2010, the FHLBank maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the FHLBank is responsible for establishing and maintaining adequate internal control over financial reporting. The FHLBank's internal control over financial reporting is designed by, or under the supervision of, the FHLBank's management, including its principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The FHLBank's management assessed the effectiveness of the FHLBank's internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the FHLBank determined that, as of December 31, 2010, the FHLBank's internal control over financial reporting was effective based on those criteria.

The FHLBank's registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report expressing an unqualified opinion on internal control over financial reporting as of December 31, 2010. This report is included in “Item 8. Financial Statements and Supplementary Data.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLBank's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

Item 9B.    Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

NOMINATION AND ELECTION OF DIRECTORS

We currently are authorized to have a total of seventeen directors. The Board is comprised of ten member directors and seven independent directors of whom at least two must be designated as public interest directors. All directors are now elected by our members.

The Finance Agency has issued regulations that govern the election process as well as the annual total number of directorships and number of member directorships for each state in the District.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2011) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
Grady P. Appleton	63	2007	12/31/13	Independent (OH)
Robert E. Brosky	67	2003	12/31/12	Member (OH)
B. Proctor Caudill, Jr., Vice Chair	61	2004	12/31/13	Member (KY)
James R. DeRoberts	54	2008	12/31/14	Member (OH)
Mark N. DuHamel	53	2009	12/31/11	Member (OH)
Leslie D. Dunn	65	2007	12/31/12	Independent (OH)
James A. England	59	2011	12/31/14	Member (TN)
Stephen D. Hailer	60	(1993-1998) 2002	12/31/12	Member (OH)
Charles J. Koch	64	2008 (1)	12/31/14	Independent (OH)
Michael R. Melvin	66	(1995-2001) 2006	12/31/11	Member (OH)
Donald J. Mullineaux	65	2010	12/31/11	Independent (KY)
Alvin J. Nance	53	2009	12/31/12	Independent (TN)
Charles J. Ruma	69	(2002-2004) 2007	12/31/11	Independent (OH)
William J. Small	60	2007	12/31/13	Member (OH)
William S. Stuard Jr.	56	2011	12/31/14	Member (TN)
Billie W. Wade	61	2007	12/31/13	Member (KY)
Carl F. Wick, Chair	71	2003	12/31/14	Independent (OH)

(1)     Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.

Member Directors

Finance Agency regulations govern the eligibility requirements for our member directors. Each member director, and each nominee to a member directorship, must be a U.S. citizen and an officer or director of a member that: is located in the voting state to be represented by the member directorship, was a member of the FHLBank as of the record date, and meets all minimum capital requirements established by its appropriate Federal banking agency or state regulator.

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

Mr. Brosky was President and Chief Executive Officer of First Federal Savings and Loan Association of Lorain, Lorain, Ohio, from 1984 to June 2008 and has served as Chairman of its Board of Directors since December 1999.

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

Mr. DuHamel has been a director and the Executive Vice President of FirstMerit Bank, NA, Akron, Ohio, since February 2005 and Treasurer of FirstMerit Bank, NA since March 1996.

Mr. England has been Chairman and Chief Executive Officer of Decatur County Bank, Decaturville, Tennessee since 1990.

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

Mr. Stuard has been President and Chief Executive Officer of F&M Bank, Clarksville, Tennessee, since January 1991.

Mr. Wade has worked as a self-employed consultant to affordable housing organizations and real estate developers since August 2010. Mr. Wade was the Chief Executive Officer of Citizens Union Bank, Shelbyville, Kentucky, from 1991 to March 2010. He also served as President of Citizens Union Bank from 1991 through 2007. Mr. Wade has been a Director of First Farmers Bank and Trust Company, Owenton, Kentucky, since 1993 and a Director of Dupont State Bank, Dupont, Indiana, since 2001.

Independent Directors

Finance Agency regulations also govern the eligibility requirements of our independent directors. Each independent director, and each nominee to an independent directorship, must be a U.S. citizen and bona fide resident of our District. At least two of our independent directors must be designated by our Board as public interest directors. Public interest independent directors must have more than four years experience representing consumer or community interest in banking services, credit needs, housing, or consumer financial protections. All other independent directors must have knowledge of or experience in one or more of the following areas: auditing and accounting; derivatives; financial management; organizational management; project development; risk management practices; and the law. Our Board of Directors nominates candidates for independent directorships. Directors, officers, employees, attorneys, or agents of the FHLBank are permitted to support directly or indirectly the nomination or election of a particular individual for an independent directorship.

Mr. Appleton has served as Executive Director of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, for 28 years. The EANDC's mission is to develop East Akron and other communities through housing and economic development activities, such as affordable housing programs and programs to support home ownership. Mr. Appleton's years of experience with EANDC bring insight to the Board that contributes to the FHLBank's corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton was a member of the FHLBank's Advisory Council from 1997 until 2006.

Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corporation, a New York Stock Exchange listed retailer now owned by Luxottica Group S.p.A., from September 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones, Day law firm. She currently is engaged in private investing and serves in leadership positions with a number of civic and philanthropic organizations. Ms. Dunn's experience as a senior officer of a publicly held company and as a law firm partner representing numerous publicly held companies brings perspective to the Board regarding the FHLBank's status as an SEC registrant, corporate governance matters, and the Board's responsibility to oversee the FHLBank's operations.

Mr. Koch is the retired Chairman of the Board and Chief Executive Officer of Charter One Bank, N.A., Cleveland, Ohio. He served as Charter One's Chief Executive Officer from 1987 to 2004, and as its Chairman of the Board from 1995 to 2004, when the bank was sold to Royal Bank of Scotland. Mr. Koch was a director of the Royal Bank of Scotland from 2004 until February 2009. He is currently a director of Assurant Inc. and Home Properties, Inc. Mr. Koch's prior leadership positions within the banking industry and various board positions held contribute skills important to the Board's responsibility for approving a strategic business plan that supports the FHLBank's mission and corporate objectives.

Dr. Mullineaux has held the duPont Endowed Chair in Banking and Financial Services in the Gatton College of Business and Economics at the University of Kentucky since 1984. Previously, he was on the staff of the Federal Reserve Bank of Philadelphia, where he served as Senior Vice President and Director of Research from 1979 until 1984. He also served as a director of Farmers Capital Bank Corporation from 2005 until 2009. He has published numerous articles and lectured on a variety of banking topics, including risk management, financial markets and economics. He has served as the Curriculum Director for the ABA's Stonier Graduate School of Banking since 2001. Dr. Mullineaux brings knowledge and experience to the Board in areas vital to the operation of financial institutions in today's economy.

Mr. Nance has been Executive Director and the Chief Executive Officer of Knoxville's Community Development Corporation (KCDC) Knoxville, Tennessee since 2000. The KCDC strives to improve Knoxville's neighborhoods and communities, including through providing quality affordable housing. Mr. Nance also serves as Vice Chairman of the Tennessee Housing Development Agency, the state's housing finance agency, which promotes the production of more affordable new housing units for very low, low, and moderate, income individuals and families in the state. Mr. Nance's depth of experience with these organizations brings insight to the Board that contributes to the FHLBank's corporate objective of maximizing the effectiveness of its contributions to Housing and Community Investment programs.

Mr. Ruma has been President and Chief Executive Officer of Virginia Homes Ltd., a Columbus, Ohio area homebuilder, since 1975. He served on the board of the Ohio Housing Finance Agency (OHFA), the state's housing agency, from 2004 to 2009. OHFA helps Ohio's first-time homebuyers, renters, senior citizens, and others find quality, affordable housing that meets their needs. OHFA's programs also support developers and property managers of affordable housing throughout the state. Mr. Ruma's years of experience in the home building industry and with the OHFA bring insight to the Board that contributes to the FHLBank's mission and corporate objectives.

Mr. Wick was employed by NCR Corporation (one of the two largest manufacturers and suppliers of computer banking systems in the world at the time) from 1966 to 1994, when he retired. He continued with NCR into 1997 on a contractual basis. Mr. Wick's work at NCR over the years included training and support for many NCR computer banking system installations; management of NCR customer support and education centers, including its central location in the U.S. for customer banking systems training; and serving as a director in NCR's R&D division where he was responsible for NCR's worldwide engineering human resources function. He's currently the owner of Wick and Associates, a business consulting firm. He also served as a member of the Ohio Board of Education for 8½ years, chairing several key policy committees and serving as a member of the executive committee. He retired from the State Board in 2009. Mr. Wick's qualifications and insight provide valuable skills to the Board, particularly in the important areas of technology, personnel matters and organizational development.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2011) regarding our executive officers.

Name	Age	Position	Employee of the FHLBank Since
David H. Hehman	62	President and Chief Executive Officer	1977
Andrew S. Howell	49	Executive Vice President-Chief Operating Officer	1989
Donald R. Able	50	Senior Vice President-Chief Accounting and Technology Officer; Principal Financial Officer	1981
Thomas J. Ciresi	57	Senior Vice President-Member Services	1981
Carole L. Cossé	63	Senior Vice President-Chief Financial Officer	1979
R. Kyle Lawler	53	Senior Vice President-Chief Credit Officer	2000
Robin C. McNulty	62	Senior Vice President-Mortgage Purchase Program and Correspondent Services	2005
W. Jeff Reynolds	64	Senior Vice President-Housing and Community Investment	2002
Stephen J. Sponaugle	48	Senior Vice President-Chief Risk Officer	1992

Except as described below, all of the executive officers named above have held their current positions for at least the past five years.

Mr. Howell became Executive Vice President-Chief Operating Officer in January 2008. He had served as the FHLBank's Executive Vice President-Mission Asset Activity since January 2007 and as the FHLBank's Senior Vice President-Credit Services from 2000 to 2007.

Mr. Able became Principal Financial Officer in January 2007. He also has been Senior Vice President-Chief Accounting and Technology Officer since January 2011. Prior to that, he had served as the Senior Vice President-Controller since March 2006 and as the FHLBank's Vice President, Accounting since January 2001.

Mr. Ciresi became the Senior Vice President-Member Services in March 2010. Prior to that, he had served as the FHLBank's Vice President of Marketing since 1990.

Mrs. Cossé became Senior Vice President-Chief Financial Officer in January 2007. Prior to that, she had served as the FHLBank's Senior Vice President-Treasurer since 1998.

Mr. Lawler became the Senior Vice President-Chief Credit Officer in May 2007. Prior to that, he had served as the FHLBank's Senior Vice President-Mortgage Purchase Program since June 2000.

Mr. McNulty became the Senior Vice President-Mortgage Purchase Program and Correspondent Services in January 2010. Prior to that, he had served as the FHLBank's Vice President-Mortgage Purchase Program since December 2005 and as Chief Operating Officer of Cincinnati Development Fund, a non-profit community development financial institution, from April 2003 to December 2005.

Mr. Reynolds became the Senior Vice President-Housing and Community Investment in March 2010. Prior to that, he had served as the FHLBank's Vice President-Housing and Community Investment since March 2002.

Mr. Sponaugle became the Senior Vice President-Chief Risk Officer in January 2007. Prior to that, he had served as the FHLBank's Vice President-Financial Analysis since January 2001.

All officers are appointed annually by our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that each of Mr. Billie W. Wade, Chairman of the Audit Committee, and Committee member Mr. Mark N. DuHamel have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Mr. Wade has extensive auditing experience in the financial industry and was a partner in a public accounting firm. Mr. DuHamel's experience has principally been in the accounting, finance and treasury disciplines within the financial industry, and has included managing various accounting functions. For additional information regarding the independence of the directors of the FHLBank, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

CODES OF ETHICS

The Board of Directors has adopted a “Code of Ethics for Senior Financial Officers” that applies to the principal executive officer and the principal financial officer, as well as all other executive officers. This policy serves to promote honest and ethical conduct, full, fair and accurate disclosure in the FHLBank's reports to regulatory authorities and other public communications, and compliance with applicable laws, rules and regulations. The Code is posted on the FHLBank's Web site (www.fhlbcin.com). If a waiver of any provision of the Code is granted to a covered officer, information concerning the waiver will be posted on our Web site.

The Board of Directors has also adopted a “Standards of Conduct” policy that applies to all employees. The purpose of this policy is to promote a strong ethical climate that protects the FHLBank against fraudulent activities and fosters an environment in which open communication is expected and protected.

Item 11.    Executive Compensation.

2010 COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information on our compensation program for executive officers for 2010, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers).

Compensation Program Overview (Philosophy and Objectives)

Our Board of Directors is responsible for determining the philosophy and objectives of the compensation program. The philosophy of the program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve strategic business initiatives and thereby enhance stockholder value. The program is primarily designed to focus executives on achieving the FHLBank's mission through increased business with member institutions within established risk and profitability tolerance levels, while also encouraging teamwork.

To achieve this, we compensate executive officers using a combination of base salary, short and long-term variable (incentive-based) compensation, retirement benefits and modest fringe benefits. We believe the compensation program communicates short and long-term goals and standards of performance for the FHLBank's mission and key business objectives and appropriately motivates and rewards executives commensurate with their contributions and achievements. The combination of base salary, which rewards individual performance, and short and long-term incentives, which reward teamwork, creates a total compensation opportunity for executives who contribute to and influence strategic plans and who are primarily responsible for the FHLBank's performance.

Oversight of the compensation program is the responsibility of the Personnel Committee (the Committee) of the Board. The Committee annually reviews the components of the compensation program to ensure that it is consistent with and supports the FHLBank's mission, strategic business objectives and annual goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the compensation program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own the FHLBank's capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.

The Committee recommends the President's annual compensation package to the Board, which is responsible for approving all compensation provided to the President. Additionally, the Committee is responsible for reviewing and approving the compensation of all officers, including the other Named Executive Officers, and submitting its recommendations to the Board for final approval.

Management Involvement - Executive Compensation

While the Board is ultimately responsible for determining the compensation of the President and all other executive officers, the President and the Human Resources department periodically advise the Committee regarding competitive and administrative issues affecting our compensation program. The President and Human Resources department also present recommendations to the Committee regarding the compensation of all other executive officers.

Finance Agency Oversight - Executive Compensation

Section 1113 of HERA requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. The Finance Agency has issued proposed rules to implement these statutory requirements with respect to the FHLBanks. Until such time as final rules are issued, the FHLBanks have been directed to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2010 and January 2011 meetings, we submitted the 2011 base salaries as well as short and long-term incentive payments earned for 2010 for our Named Executive Officers to the Finance Agency. At this time, we do not expect the statutory requirements to have a material impact on our executive compensation plans.

Compensation Benchmarking

The compensation program is designed to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. To this end, we gather compensation data from a wide variety of sources, including broad-based national and regional surveys, presentations at FHLBank System meetings, and formal and informal interactions with our (and the FHLBank System's) compensation consultant. Our consultant is associated with McLagan Partners, a nationally recognized compensation consulting firm specializing in the financial services industry. When determining compensation for our executive officers, the Committee and the President use this information to inform themselves regarding trends in compensation practices and as a comparison check against general market data (market check) to evaluate the reasonableness and effectiveness of our total compensation program and its components.

In addition to consulting on compensation matters, for a number of years McLagan Partners has provided us with custom benchmarking group and composite data relating to three categories of financial institutions - mortgage banks, commercial banks/diversified financial firms, and other FHLBanks. Its surveys align FHLBank positions to positions that are similar in terms of scope, complexity, experience, and responsibility. The non-FHLBank companies included by McLagan Partners in an October 2009 analysis for purposes of 2010 compensation were as follows:

Banco Bilbao Vizcaya Argentaria	Banco Santander	Bank of America
Bank of the West	Bank of Tokyo - Mitsubishi UFJ	BBVA Compass
BMO Financial Group	Brown Brothers Harriman & Co.	BNP Paribas
Branch Banking & Trust Co.	Capital One	Citigroup
Commerzbank	Fannie Mae	Fifth Third Bank
Fortis Financial Services LLC	Freddie Mac	GE Commercial Finance
HSBC	Huntington Bancshares, Inc.	ING
JP Morgan	KeyCorp	Lloyds
Marshall & Ilsley Corporation	Mizuho Corporate Bank, Ltd.	National City Corporation
PNC Bank	Rabobank Nederland	Regions Financial Corporation
Royal Bank of Scotland	Royal Bank of Canada	Societe Generale
Sovereign Bank	State Street Bank & Trust Company	Sumitomo Mitsui Banking Corporation
SunTrust Banks	SVB Financial Group	Synovus
The Bank of New York Mellon	The Bank of Nova Scotia	The CIT Group
The Northern Trust Company	UniCredit	Wachovia Corporation
Wells Fargo Bank

We also participate in an annual Federal Home Loan Bank System Key Position Compensation Survey conducted by Riemer Consulting, which contains executive and non-executive compensation information for various positions across the 12 FHLBanks.

In setting 2011 compensation, we concentrated our attention on information from the Reimer survey, on information relating to 2010 and expected 2011 compensation from other FHLBanks, and on trend information from our consultant and broad-based surveys. We moved away from use of McLagan Partners' data for mortgage banks and commercial institutions, as we believe the positions at other FHLBanks generally are more directly comparable to ours. Additionally, the FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and common regulatory constraints, including the need for Finance Agency review of all compensation actions affecting our executive officers. However, there are significant differences across the FHLBank System, including differences in the sizes of the various FHLBanks, the complexity of their operations, their cost structures and the types of compensation packages offered. Thus, we do not-and, as a practical matter, could not-calculate compensation packages for our Named Executive Officers based solely on benchmarking to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary and short and long-term incentive pay with our compensation program. While our short-term incentive compensation plan rewards all officers and staff for the achievement of FHLBank annual strategic business goals, our long-term incentive compensation plan is provided to executive and senior officers for achievement of specific, strategic and mission-related goals for which FHLBank performance is measured over a three-year period. The Committee has not established or assigned specific percentages to each element of the FHLBank's executive compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, short and long-term incentive compensation and other benefits (including retirement plan contributions), to each executive officer that, when the FHLBank meets its target performance goals, is at or near the median of the other FHLBanks and generally consistent with our market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

While the competitiveness of the compensation program is considered an important factor for attracting and retaining executives, the Committee also reviews all elements of compensation to ensure the program is well designed and fiscally responsible from both a regulatory and corporate governance perspective.

Impact of Risk-Taking on Compensation Program

As is further discussed below, the Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten the long-term value of the FHLBank. Risk management is an integral part of our culture. The Committee believes that base salary, which generally exceeds incentive compensation, is a sufficient percentage of total compensation to discourage such risk-taking by our executive officers. The Committee also believes the mix of short and long-term incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk and achieves an appropriate balance of incentive for performance between the short and long-term organizational goals. Moreover, the Committee retains the discretion to reduce or withhold incentive compensation payments if it determines an executive has caused the FHLBank to incur such a risk. In March 2009, at the request of the Committee, McLagan Partners provided an analysis of the FHLBank's executive compensation competitiveness in the context of volatile financial markets and the overall weak labor market. McLagan Partners' report concluded that the FHLBank's conservative approach to executive compensation is competitive, discourages high risk-taking behavior and has served the FHLBank well. We believe that the report's conclusions remain valid because neither the FHLBank's overall compensation nor market conditions have changed significantly since the report was issued.

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLBank's Named Executive Officers for the years ended December 31, 2010, 2009 and 2008. Discussion of each component follows the table.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
David H. Hehman	2010	$645,506	$547,269	$1,382,000	$14,700	$2,589,475
President and Chief Executive Officer	2009	613,124	531,068	1,757,000	62,086	2,963,278
Principal Executive Officer	2008	600,023	575,923	1,034,000	67,106	2,277,052

Donald R. Able	2010	229,450	123,050	296,000	14,700	663,200
Senior Vice President-Chief	2009	194,115	108,110	300,000	16,697	618,922
Accounting and Technology Officer	2008	181,619	113,852	228,000	15,040	538,511
Principal Financial Officer

Andrew S. Howell	2010	312,569	211,729	377,000	14,700	915,998
Executive Vice President -Chief	2009	297,000	195,215	359,000	27,104	878,319
Operating Officer	2008	274,954	190,835	221,000	24,089	710,878

Carole L. Cossé	2010	275,900	150,149	583,000	12,529	1,021,578
Senior Vice President-Chief	2009	260,846	146,019	652,000	16,065	1,074,930
Financial Officer	2008	242,365	152,547	373,000	11,427	779,339

R. Kyle Lawler	2010	229,700	132,019	125,000	14,700	501,419
Senior Vice President-Chief	2009	223,600	130,015	129,000	19,595	502,210
Credit Officer	2008	213,385	141,609	88,000	18,015	461,009

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2010 were as follows: Mr. Hehman, $39,506; Mr. Able, $13,373; Mr. Howell, $18,569; Mrs. Cossé, $20,900; and Mr. Lawler, $10,700.

(2)	Amounts shown for 2010 reflect total payments pursuant to the 2010 Short-Term Non-Equity Incentive Plan and the 2008-2010 Long-Term Non-Equity Incentive Plan, as follows:

Name	Short-Term Incentive Plan	Long-Term Incentive Plan	Total
David H. Hehman	$370,569	$176,700	$547,269
Donald R. Able	87,731	35,319	123,050
Andrew S. Howell	144,207	67,522	211,729
Carole L. Cossé	103,403	46,746	150,149
R. Kyle Lawler	88,805	43,214	132,019

(3)    Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. No above market or preferential earnings are paid on deferred compensation.
(4)    All 2010 amounts represent matching contributions to the qualified defined contribution pension plan. Prior years' amounts also included contributions to the non-qualified defined contribution plan, which was terminated in December 2009.

Salary
Base salary is both a key component of the total compensation program and a key factor when attracting and retaining executive talent. While base salaries for the Named Executive Officers are influenced by a number of factors, they generally target the median of the competitive market. Other factors affecting an executive's base salary include length of time in position, relevant experience, individual achievement, and the size and scope of assigned responsibilities as compared to the responsibilities of other executives. Base salary increases traditionally take effect at the beginning of each calendar year and are granted after a review of the individual's performance and leadership contributions to the achievement of our annual business plan goals and strategic objectives.

Each of the Named Executive Officers received a base salary increase in 2010. Merit increases ranged from 2.3 percent to 2.5 percent. Mr. Hehman, Mr. Howell and Mrs. Cossé also received market adjustment increases that ranged from 0.7 percent to 1.0 percent. Mr. Able received a market adjustment increase of 8.4 percent primarily in response to an expansion of the scope of his operational responsibilities at the FHLBank to include oversight of the information technology function. For the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. Mr. Hehman's merit increase was 2.5 percent. In recommending and approving this increase, the Committee and Board took into consideration the directors' appraisals of Mr. Hehman's performance during the year and noted, in particular, that directors had rated him especially highly on qualities of importance in turbulent times - leadership, strategic vision and direction, and long-term management of financial resources.

In October 2010, the Committee recommended and the Board approved a 3.50 percent salary increase pool for 2011 for all employees, comprised of 2.25 percent for merit increases and 1.25 percent for market and promotional adjustments. At meetings in November 2010, the Committee recommended, and the Board approved, the following 2011 base salaries for the Named Executive Officers: Mr. Hehman, $621,150; Mr. Able, $226,000; Mr. Howell, $304,000; Mrs. Cossé, $261,000; and, Mr. Lawler, $224,000. Each person's 2011 merit increase was 2.25 percent. In response to current labor market data, all of the Named Executive Officers received market adjustments to their respective base salaries for 2010, which ranged from 0.03 percent to 1.15 percent.

As in prior years, for the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendations for each individual executive, which took into consideration recent market data corresponding to the positions and an evaluation of the executive's performance over the past year. In determining Mr. Hehman's salary, the Committee and Board discussed his outstanding leadership, particularly in continuing difficult economic circumstances, as reflected in the directors' individual evaluations of his performance. Despite Mr. Hehman's suggestion that his salary not be changed, the Committee believed his strong performance should not go unrecognized. Therefore, it recommended, and the Board subsequently approved, a salary increase for Mr. Hehman of 2.5 percent.

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

Each executive officer, including the Named Executive Officers, is assigned an annual incentive award opportunity, stated as a percentage of base salary, which corresponds to the individual's level of organizational responsibility and ability to contribute to and influence overall performance. The annual incentive award opportunity established for executives is designed to be comparable with the annual incentive opportunities for executives with similar duties and responsibilities at other financial institutions, primarily other FHLBanks, and generally consistent with our market check. The Board believes the annual incentive opportunity and plan design provide an appropriate, competitive reward to all officers, including the Named Executive Officers, commensurate with the achievement levels expected for the incentive goals.

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

For calendar year 2010, the Board approved a total of nine goals in the functional areas of Member Asset Activity, Community Outreach, Risk, Profitability and New Membership. The mix of financial and non-financial goals measures performance across the FHLBank's mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

The following table presents the incentive weights, target performance level, and the actual results achieved for the 2010 STI goals.

(Dollars in thousands)
Member Asset Activity	Incentive Weight	Target Performance	Results Achieved
a) Average Advances for Members	7.5%	$29,000,000	$24,815,685
b) Average Advance Balances for Members with Assets $1 Billion or less	7.5	$7,500,000	$6,813,207
c) Mortgage Purchase Program New Delivery Commitments	5.0	$600,000	$919,539
d) Mortgage Purchase Program Sellers	5.0	60	64
e) AHP Competitive Program Disbursement	5.0	$23,000	$27,096
and Deobligation Rate		36%	42%
Community Outreach
Community Outreach Events	5.0	47	63
Risk
Market Value of Equity Volatility	20.0	< 12%	5.6%
Profitability
Adjusted Net Income (1) Divided by Average Shares Outstanding compared to Average Three-Month LIBOR Plus Basis Point Spread (bps)	35.0	350 bps	465 bps
New Membership
Membership Approvals	10.0	13	13

(1)    Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of hedge accounting and further adjusted to amortize Advance prepayment fees over their remaining weighted average term (at the time of prepayment) instead of when they occur.

During 2010, the Board, the Committee and the President periodically reviewed the STI goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the STI goals during 2010.

The incentive award opportunities for the 2010 plan year were as follows:

Name	Incentive Opportunity at Threshold	Incentive Opportunity at Target	Incentive Opportunity at Maximum
David H. Hehman	25.0%	55.0%	75.0%
Donald R. Able	17.5	35.0	50.0
Andrew S. Howell	17.5	45.0	60.0
Carole L. Cossé	17.5	35.0	50.0
R. Kyle Lawler	17.5	35.0	50.0

At its January 2011 meeting, following certification of the 2010 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the STI awards shown in Note 2 to the Summary

Compensation Table. For the 2010 plan year, we cumulatively achieved approximately 81 percent of the available maximum incentive opportunity. This was an increase in overall FHLBank performance from the 74 percent achieved for 2009 and primarily reflected improved performance on the Community Outreach and Membership goals, as well as performance well over target on the new AHP Competitive Program goal. For both periods, the FHLBank did not reach its threshold levels on the goals related to average Advances, primarily due to the decrease in members' Advance demand as their liquidity needs in 2009 and 2010 remained well below the highs reached in late 2008.

At its February 2011 meeting, the Board established the STI goals, the incentive weights and performance levels (measures) corresponding to each STI goal and the STI award opportunities for the 2011 plan year. The 2011 incentive award opportunities for our executives are set forth below.

2011 Short-Term Incentive Goals

Member Asset Activity
Average Advances for Members	Weight: 7.5%
Average Advance Balances for Members with Assets of $1 Billion or Less	Weight: 7.5%
Mortgage Purchase Program New Mandatory Delivery Commitments	Weight: 10.0%
Franchise Value Promotion
Advance Product Users	Weight: 5.0%
Mortgage Purchase Program Sellers	Weight: 5.0%
AHP Competitive Program Disbursement and Deobligation Rate	Weight: 5.0%
Community Outreach Events	Weight: 5.0%
Membership Approvals	Weight: 5.0%
Stockholder Risk/Return
Market Value of Equity Volatility	Weight: 20.0%
Adjusted Net Income (1) Divided by Average Shares Outstanding compared to Average Three-Month LIBOR Plus Basis Point Spread (bps)	Weight: 30.0%

(1)    Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of hedge accounting and further adjusted to amortize Advance prepayment fees over their remaining weighted average term (at the time of prepayment) instead of when they occur.

In setting the performance measures for 2011, the Board considered STI results against target for 2010 and relevant aspects of our financial outlook for 2011, including the extent to which the recent economic recession, the relatively weak economic recovery, and the government's liquidity programs may continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to increase membership and members' business with us.

For 2011, the Board decided to reorganize the general categories of goals into the following: Member Asset Activity, Franchise Value Promotion and Stockholder Risk/Return. The Board approved ten specific goals within the three general categories. Nine of the 2011 goals are the same as those in 2010 with one new goal added.

Within the Member Asset Activity category there will be two goals for Advances and one Mortgage Purchase Program goal. These are unchanged except for an increase in the Mortgage Purchase Program goal's overall weight to ten percent.

The Franchise Value Promotion category features five goals. The Mortgage Purchase Program Sellers, AHP Competitive Program Disbursement and Deobligation Rate, Community Outreach Events and New Membership goals are unchanged from last year. However, the overall weight of the New Membership goal was decreased from ten percent in 2010 to five percent in 2011. The Board also approved a new goal in the Franchise Value Promotion category related to Advance Product Users. This new transaction-based goal places additional focus on expanding the breadth of Advance program users in order to enhance the FHLBank's franchise value.

The Stockholder Risk/Return category consists of the Market Value of Equity Volatility and profitability related goals which remain unchanged except the overall weight of the profitability related goal was decreased from 35 percent in 2010 to 30 percent in 2011.

Both the STI Plan and the LTI Plan described below include clawback provisions. These provisions allow the FHLBank to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. Our Board believes these clawback requirements will serve as deterrents to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

Long-Term Non-Equity Incentive Plan Compensation
The Executive Long-Term Incentive (LTI) Plan is a cash-based, performance unit plan designed to promote higher levels of performance and long-term employment retention by selected executive and senior officers, including the Named Executive Officers, for accomplishing Board-approved long-term goals. The LTI Plan was initially established in 2005 with a performance period of January 1, 2005 through December 31, 2007. Since then, the Board has established a new three-year performance period each year, commencing each January 1, so that three overlapping performance periods are in effect at one time. The LTI goals reflect desired financial, operational and public mission objectives measured over each three-year period, which we believe promotes and encourages our long-term success and financial viability and thereby enhances our value to our stockholders. Historically, the Board of Directors has approved LTI goals in the areas of Operating Efficiency, Risk Adjusted Profitability, Market Penetration and Affordable Housing/Community Investment. In early 2010, the Board added a Market Capitalization goal beginning with the 2010-2012 performance period. Each approved LTI goal is assigned an incentive weight reflecting its relative importance and potential impact on the strategic long-term initiatives, and each is assigned a quantitative threshold, target and maximum level of performance.

At the beginning of each performance period, the Board establishes a base award opportunity for each executive officer in the form of a grant of a fixed number of performance units, with an assigned value of $100 per unit, equal to a percentage of the participant's base salary. The value of each performance unit then fluctuates as a function of the actual performance in comparison with the performance levels established for each LTI goal. Generally, the higher the level of an executive officer's organizational responsibility, the higher the LTI award opportunity. The award opportunity established for each executive officer for target performance is designed to be comparable with the LTI opportunities available to executives with similar duties and responsibilities at other financial institutions, primarily other FHLBanks, and generally consistent with our market check.

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

LTI incentive awards are calculated based on the actual performance or achievement level for each LTI goal at the end of each three-year performance period, with interpolations made for results between achievement levels. The achievement level for each LTI goal then is multiplied by the corresponding incentive weight assigned to that goal. The results for each goal are summed and multiplied by the executive officer's respective number of performance units to arrive at the final LTI award payable.

If, however, actual performance fails to meet the threshold (minimum) level for the Affordable Housing/Community Investment goal, no LTI award is paid to any participant for that performance period. If actual performance falls below the threshold level of performance for any other LTI goal, no payment is made for that goal. Also, if actual performance exceeds the performance maximum for an LTI goal, only the maximum for that goal is paid. The Board also has sole discretion to increase or decrease LTI awards up to ten percent to recognize performance not captured by the total achievement level of the LTI goals.

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

The Board established the following 2010 - 2012 LTI goals and related incentive weights for each goal:

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

During 2010, as with the STI Plan, the Board, the Committee and the President periodically reviewed progress toward LTI goals for each ongoing performance period. At its January 2011 meeting, following certification of the performance results for the 2008 - 2010 performance period and in accordance with those results, the Board authorized the distribution of LTI Plan payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 63 percent of the available maximum incentive opportunity for FHLBank goals. The LTI Plan payments for the 2008 - 2010 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents the incentive weights, target performance level, and the actual results achieved for the 2008 - 2010 LTI goals.

	Incentive Weight	Target Performance	Results Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	33 1/3%	2nd quartile	1st quartile
RISK ADJUSTED PROFITABILITY:
Ranking of Return on Average Equity (ROAE) in comparison to other FHLBanks	33 1/3%	2nd quartile	1st quartile
MARKET PENETRATION:
Ratio of Member Advances to Member Assets	33 1/3%	5.50%	5.13%
	Multiplier	Target Performance	Results Achieved
AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	+/- 10%	32.00%	35.10%

At the February 2011 meeting, the Board also reviewed the performance for each LTI goal for the remaining three-year performance periods operating concurrently. Based on the results to date, we project an achievement level between the target and maximum levels of performance for the 2009 - 2011 performance period and an achievement level between the threshold and target levels of performance for the 2010 - 2012 performance period.

Lastly, at the February 2011 meeting, the Board established the LTI goals for the 2011 - 2013 performance period, the incentive weights and performance measures corresponding to each LTI goal and the LTI award opportunities for our executive officers. In setting the performance measures, the Committee considered the results of the past three years, as well as future expectations.

The Board established the following 2011 - 2013 LTI goals and related incentive weights:

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

The following table provides information on grants made during 2010 under the STI Plan for 2010 and the LTI Plan for the 2010 - 2012 performance period.

2010 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan	Grant Date	Threshold	Target	Maximum
David H. Hehman	STI	February 18, 2010	$151,500	$333,300	$454,500
	LTI	February 18, 2010	81,810	181,800	299,970

Donald R. Able	STI	February 18, 2010	37,813	75,627	108,039
	LTI	February 18, 2010	19,447	43,215	71,305

Andrew S. Howell	STI	February 18, 2010	51,450	132,300	176,400
	LTI	February 18, 2010	33,075	73,500	121,275

Carole L. Cossé	STI	February 18, 2010	44,625	89,250	127,500
	LTI	February 18, 2010	22,950	51,000	84,150

R. Kyle Lawler	STI	February 18, 2010	38,325	76,650	109,500
	LTI	February 18, 2010	19,710	43,800	72,270

Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified pension plans - a defined benefit plan and a defined contribution plan - and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions. Prior to 2010, the non-qualified plan, the Benefit Equalization Plan (BEP), had two components, one restoring benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limits on benefits from the defined benefit plan and the other restoring benefits these persons would have received but for IRS limits on contributions to the defined contribution plan. As discussed below, the latter component of the BEP has been terminated. Generally, benefits under the BEP vest (or vested) and are (or were) payable according to the corresponding provisions of the qualified plans.

The pension plans provide benefits based on a combination of an employee's tenure (or length of service) and annual compensation. As such, the benefits provided by the pension plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since pension benefits increase as executives' tenure and compensation with the FHLBank grow.

In late 2009, the Board decided to terminate the non-qualified defined contribution component of the BEP (DC/BEP). The Board's decision was made in light of recent events and trends affecting, or likely to affect, the financial services industry and the FHLBank System in particular. The Board believed this action would eliminate some of the uncertainty surrounding benefits due to participants under the DC/BEP while maintaining our ability to attract and retain high quality employees. As part of its consideration of the matter, the Board sought and received advice from Aon Corporation, the parent company of McLagan Partners and a leading provider of human capital and management consulting. The DC/BEP was effectively terminated on December 23, 2009. The total balance of the DC/BEP for the Named Executive Officers on December 31, 2009 was $4,104,897. As a result of the Board's decision, the “grandfathered” portion of the DC/BEP, comprised of those amounts deferred or vested prior to January 1, 2005 and earnings thereon, was distributed in lump sum payments to participants on February 24, 2010. The accumulated benefits for the Named Executive Officers attributable to this portion of the DC/BEP aggregated $1,119,256. The remaining funds, or “non-grandfathered” benefits, comprised of those amounts deferred or vested after December 31, 2004 and earnings thereon, were distributed, also in lump sum payments, on December 28, 2010.

Qualified Defined Benefit Pension Plan. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB) is a funded tax-qualified plan that is maintained on a non-contributory basis, i.e., employee contributions are not required. Participants' pension benefits vest upon completion of five years of service.

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

Non-Qualified Defined Benefit Pension Plan. Executive officers and other employees whose pay exceeds IRS pension limitations are eligible to participate in the Defined Benefit component of the Benefit Equalization Plan (DB/BEP), an unfunded, non-qualified pension plan that mirrors the Pentegra DB plan in all material respects. In determining whether a restoration of retirement benefits is due an eligible employee, the DB/BEP utilizes the identical benefit formula applicable to the Pentegra DB plan. In the event that the benefits payable from the Pentegra DB plan have been reduced or otherwise limited, the executive's lost benefits are payable under the terms of the DB/BEP. Because the DB/BEP is a non-qualified plan, the benefits received from this plan do not receive the same tax treatment and funding protection associated with the qualified plan.

The following table provides the present value of benefits payable to the Named Executive Officers upon retirement at age 65 from the Pentegra DB plan and the DB/BEP, and is calculated in accordance with the formula currently in effect for specified years-of-service and remuneration for participating in both plans. Our pension benefits do not include any reduction for a participant's Social Security benefits.

2010 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
David H. Hehman	Pentegra DB	32.92	$2,247,000
	DB/BEP	32.92	7,397,000

Donald R. Able	Pentegra DB	29.42	1,066,000
	DB/BEP	29.42	178,000

Andrew S. Howell	Pentegra DB	20.50	698,000
	DB/BEP	20.50	620,000

Carole L. Cossé	Pentegra DB	30.92	2,359,000
	DB/BEP	30.92	1,245,000

R. Kyle Lawler	Pentegra DB	9.50	393,000
	DB/BEP	9.50	132,000

(1)
For pension plan purposes, the calculation of credited service begins upon completion of a required waiting period following the date of employment. Accordingly, the years shown are less than the executive's actual years of employment. Because IRS regulations generally prohibit the crediting of additional years of service under the qualified plan, such additional service also is precluded under the DB/BEP, which only restores those benefits lost under the qualified plan.

(2)	See Note 18 of the Notes to Financial Statements for details regarding valuation assumptions.

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

Non-Qualified Defined Contribution Plan. Until its termination in December 2009, executive officers and certain other employees participated in the DC/BEP, an unfunded, non-qualified, contributory pension plan that mirrored the Pentegra DC plan in all material respects. The DC/BEP restored benefits participants would have received absent IRS limits on contributions to the Pentegra DC plan. The DC/BEP permitted executives to self-direct investment elections into one or more phantom (proxy) investment funds that mirrored those funds available under the qualified plan. The investment returns credited to a participant's DC/BEP account also mirrored the investment returns the participant would have received on those amounts had the contributions been permitted under the Pentegra DC plan.

The following table provides information for 2010 relating to the DC/BEP. No contributions were made in 2010. Undistributed amounts continued to be credited with earnings until distributed on December 28, 2010.

2010 Non-Qualified Deferred Compensation

Name	Aggregate Earnings in 2010	Aggregate 2010 Withdrawals/ Distributions	Aggregate Balance 12/31/2010
David H. Hehman	$99,435	$3,221,458	$—
Donald R. Able	762	49,696	—
Andrew S. Howell	26,190	421,867	—
Carole L. Cossé	3,137	122,870	—
R. Kyle Lawler	12,231	430,761	—

Fringe Benefits and Perquisites
Executive officers are eligible to participate in the traditional fringe benefit plans made available to all other employees, including participation in the pension plans, medical, dental and vision insurance program and group term life and long term disability (LTD) insurance plans, as well as annual leave (i.e., vacation) and sick leave policies. Executives participate in our subsidized medical, dental and vision insurance and group term life and LTD insurance programs on the same basis and terms as do all our employees. Executive officers also receive on-site parking at our expense.

In accordance with Board policy, the perquisites provided by the FHLBank represent a small fraction of an executive officer's annual compensation and are provided in accordance with market practices for executives in similar positions and with similar responsibilities. During 2010, the President and the Executive Vice President were each provided with an FHLBank-owned vehicle for their business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer's personal use of an FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on an authorized business trip. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. We also maintain a membership in our President's name in an airline waiting area designated for frequent travelers. During 2010, perquisites for each Named Executive Officer did not individually or collectively exceed $10,000 and are therefore excluded from the Summary Compensation Table.

Other than normal pension benefits and eligibility to participate in our retiree medical and/or retiree life insurance programs, no perquisites or other special benefits are provided to our executive officers in the event of a change in control, resignation, retirement or other termination of employment.

Employment Arrangements and Severance Benefits

Pursuant to the FHLBank Act, all employees of the FHLBank are “at will” employees. Generally, the President works at the pleasure of the Board and all other employees work at the pleasure of the President. Accordingly, an employee may resign employment at any time and an employee's employment may be terminated at any time for any reason, with or without cause and with or without notice.

We have a severance policy under which employees, including executive officers, may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation or a planned reduction in staff that causes an involuntary termination of employment. Under this policy, an employee is entitled to one month pay for every full year of employment, pro-rated for partial years of employment, with a minimum of one month and a maximum of six months severance pay. At our discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.

We have no termination of employment, severance or change-in-control arrangements with any Named Executive Officer or other employee.

COMPENSATION COMMITTEE REPORT

The Personnel Committee of the Board of the Directors of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:

The Personnel Committee has reviewed and discussed the 2010 Compensation Discussion and Analysis set forth above with the FHLBank's management. Based on such review and discussions, the Personnel Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Carl F. Wick (Chair)
Grady P. Appleton
Robert E. Brosky
B. Proctor Caudill, Jr. (Vice Chair)
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

The following table sets forth the per meeting fees and the annual caps for 2010 and 2011:

	2010		2011
	Per Meeting Fee	Annual Cap	Per Meeting Fee	Annual Cap
Chair	$7,800	$60,000	$9,000	$72,000
Vice Chair	7,150	55,000	8,250	66,000
Other Members	5,800	45,000	6,750	54,000

In addition, annual fees are paid as follows for certain Board Committee assignments that involve significant time and responsibilities.

	2010	2011
Audit Committee:
Chair	$10,000	$12,000
Other members	5,000	6,000
Finance and Market Risk Management Committee:
Chair	10,000	12,000
Other members	5,000	6,000
All other committees:
Chair	5,000	6,000

However, the Board Chair does not receive additional compensation for chairing any committee and no director may receive fees totaling more than the annual amount paid to the Board Chair.

During 2010, total directors' fees and travel expenses incurred by the FHLBank were $848,000 and $223,614, respectively.

We maintained a non-qualified deferred compensation plan for members of the Board of Directors (the Directors' Plan) until its termination on December 23, 2009. The Directors' Plan was an unfunded, contributory, deferred compensation plan that permitted a participant to defer all or part of the annual remuneration, plus any investment returns thereon, to future years. Under the Directors' Plan, directors could self-direct investment elections into one or more phantom (proxy) investment funds that mirrored those funds available under the Pentegra DC plan. The investment returns credited to a participating director's account were at the market rate for the selected investment. We did not contribute to the Directors' Plan. Generally, distribution began following a participating director's retirement from the Board.

At the time of its decision to terminate the DC/BEP, the Board also decided to terminate the Directors' Plan. The total balance of the Directors' Plan was $2,029,261 on December 31, 2009. As with the DC/BEP, all accumulated benefits attributable to the “grandfathered” portion of the Plan, aggregating $1,890,510 and comprised of those amounts deferred or vested prior to January 1, 2005 and earnings thereon, were distributed on February 24, 2010. The remaining funds, or “non-grandfathered” benefits, comprised of those amounts deferred or vested after December 31, 2004 and earnings thereon, were distributed, also in lump sum payments, on December 28, 2010. At the time of its termination, 18 current and retired directors participated in or had account balances under the Directors' Plan.

With prior approval, our current Travel Policy permits a spouse to accompany a director on an authorized business trip. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2010, 14 directors received reimbursement for spousal travel expenses.

The following table sets forth the meeting fees earned by each director and expenses paid to each director for the year ended December 31, 2010.

2010 Directors Compensation Table

Name	Fess Earned or Paid in Cash	Total Expenses (1)	Total
Grady P. Appleton	$50,000	$590	$50,590
Robert E. Brosky	50,000	573	50,573
William Y. Carroll	50,000	—	50,000
B. Proctor Caudill, Jr., Vice Chair	55,000	1,081	56,081
James R. DeRoberts	50,000	784	50,784
Mark N. DuHamel	53,750	—	53,750
Leslie D. Dunn	50,000	1,727	51,727
Stephen D. Hailer	55,000	1,497	56,497
Charles J. Koch	45,600	1,097	46,697
Michael R. Melvin	50,000	691	50,691
Donald J. Mullineaux	50,000	1,567	51,567
Alvin J. Nance	45,000	243	45,243
R. Stan Puckett	19,900	—	19,900
Charles J. Ruma	50,000	1,505	51,505
William J. Small	53,750	2,897	56,647
Billie W. Wade	60,000	152	60,152
Carl F. Wick, Chair	60,000	651	60,651
Total	$848,000	$15,055	$863,055

(1)     Total expenses are comprised of spousal travel expenses reimbursed to the director by the FHLBank; directors' travel expenses are not included.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2009 and 2010.

	Number of Meetings Held
Meeting Type	2009	2010
Board Meeting	13	10
Audit Committee	11	11
Finance and Risk Management Committee	6	5
Governance	5	5
Housing and Community Development Committee	5	4
Personnel Committee	6	6

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel Committee of the Board of Directors is charged with responsibility for the FHLBank's compensation policies and programs. None of the 2010 or 2011 Personnel Committee members is or previously was an officer or employee of the FHLBank. Additionally, none of the FHLBank's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank's Personnel Committee or Board of Directors. This Committee was and is composed of the following members:

2010	2011
Carl F. Wick (Chair)	Carl F. Wick (Chair)
Robert E. Brosky	Grady P. Appleton
William Y. Carroll	Robert E. Brosky
B. Proctor Caudill, Jr. (Vice Chair)	B. Proctor Caudill, Jr. (Vice Chair)
Stephen D. Hailer	Stephen D. Hailer
Charles J. Koch	Charles J. Koch
Michael R. Melvin	Michael R. Melvin

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2011 and includes any known affiliates that are members of the FHLBank:

(Dollars in millions)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
U.S. Bank, N.A.	Cincinnati, OH	$591	17%	5,912,089
Fifth Third Bank	Cincinnati, OH	401	12	4,006,191
PNC Bank, N.A.	Pittsburgh, PA	262	8	2,623,306
KeyBank, N.A.	Brooklyn, OH	179	5	1,789,971

The following table lists capital stock outstanding as of February 28, 2011 held by member institutions that have an officer or director who serves as a director of the FHLBank:

(Dollars in millions)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
FirstMerit Bank, N.A.	Akron, OH	$119	3.5%
First Federal Bank of the Midwest	Defiance, OH	19	0.6
Kentucky Bank	Paris, KY	7	0.2
First Federal S&LA of Lorain	Lorain, OH	4	0.1
Perpetual Federal Savings Bank	Urbana, OH	3	0.1
F&M Bank	Clarksville, TN	3	0.1
North Akron Savings Bank	Akron, OH	2	0.1
First Farmers Bank and Trust Company	Owenton, KY	2	0.1
The Arlington Bank	Columbus, OH	1	0.0
Decatur County Bank	Decaturville, TN	1	0.0

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

DIRECTOR INDEPENDENCE

Because we are a cooperative, capital stock ownership is a prerequisite to transacting any business with us. Transactions with our stockholders are part of the ordinary course of - and are essential to the purpose of - our business.
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

TRANSACTIONS WITH RELATED PERSONS

See Note 23 of the Notes to Financial Statements for information on transactions with stockholders, including information on transactions with Directors' Financial Institutions and concentrations of business, and transactions with nonmember affiliates, which information is incorporated herein by reference.

See also “Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation.”

Review and Approval of Related Persons Transactions. Ordinary course transactions with Directors' Financial Institutions and with members holding 5 percent or more of our capital stock are reviewed and approved by our management in the normal course of events so as to assure compliance with Finance Agency Regulations.

As required by Finance Agency Regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLBank and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Agency's conflict of interest Regulation (12 C.F.R. § 915.11, available at www.fhfa.gov) and our conflict of interest policy (posted on our Web site at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC's requirements governing transactions with related persons. In March 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Agency and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our Insider Trading Policy provides that any request for redemption of excess stock (except for de minimis amounts) held by a Director's Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2010 have been so reviewed and approved.

Item 14.    Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2010 and 2009 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2010	2009
Audit fees	$729	$809
Audit-related fees	142	45
Tax fees	—	—
All other fees	—	—
Total fees	$871	$854

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

The Audit Committee approves the annual engagement letter for the FHLBank's audit. The Audit Committee also establishes a fixed dollar limit for other recurring annual accounting related consultations, which include the FHLBank's share of FHLBank System-related accounting issues. The status of these services is periodically reviewed by the Audit Committee throughout the year with any increase in these services requiring pre-approval. All other services provided by the independent accounting firm are specifically approved by the Audit Committee in advance of commitment.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8. above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2010 and 2009
Statements of Income for the years ended December 31, 2010, 2009 and 2008
Statements of Capital for the years ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 18th day of March 2011.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 18th day of March 2011.

Signatures	Title

/s/ David H. Hehman	President and Chief Executive Officer
David H. Hehman	(principal executive officer)

/s/ Donald R. Able	Senior Vice President - Chief Accounting and
Donald R. Able	Technology Officer (principal financial officer)

/s/ Grady P. Appleton*	Director
Grady P. Appleton

/s/ Robert E. Brosky*	Director
Robert E. Brosky

/s/ B. Proctor Caudill, Jr.*	Director (Vice Chair)
B. Proctor Caudill, Jr.

/s/ James R. DeRoberts*	Director
James R. DeRoberts

/s/ Mark N. DuHamel*	Director
Mark N. DuHamel

/s/ Leslie D. Dunn*	Director
Leslie D. Dunn

/s/ James A. England*	Director
James A. England

/s/ Stephen D. Hailer*	Director
Stephen D. Hailer

/s/ Charles J. Koch*	Director
Charles J. Koch

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ Donald J. Mullineaux*	Director
Donald J. Mullineaux

/s/ Alvin J. Nance*	Director
Alvin J. Nance

/s/ Charles J. Ruma*	Director
Charles J. Ruma

/s/ William J. Small*	Director
William J. Small

/s/ William S. Stuard Jr.*	Director
William S. Stuard Jr.

/s/ Billie W. Wade*	Director
Billie W. Wade

/s/ Carl F. Wick*	Director (Chair)
Carl F. Wick

* Pursuant to Power of Attorney

/s/ David H. Hehman
David H. Hehman
Attorney-in-fact

INDEX OF EXHIBITS

Exhibit Number*	Description of exhibit	Document incorporated by reference from a previous filing or filed herewith, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through March 18, 2010	Form 10-K, filed March 18, 2010

4	Capital Plan, as amended through November 19, 2009	Form 10-K, filed March 18, 2010

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4	Federal Home Loan Banks Joint Capital Enhancement Agreement, entered into as of February 28, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed March 1, 2011

10.5**	Executive Incentive Compensation Plan, as amended February, 2011	Filed Herewith

10.6**	Executive Long-Term Incentive Plan, as amended February, 2011	Filed Herewith

10.7**	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.8**	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9**	Form of indemnification agreement effective as of July 29, 2009 between the Federal Home Loan Bank and each of its directors and executive officers	Form 8-K, filed July 30, 2009

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

*    Numbers coincide with Item 601 of Regulation S-K.

**    Indicates management compensation plan or arrangement.