Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Cincinnati
filed 2011-05-12
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
☐ Yes   ☒ No

As of April 30, 2011, the registrant had 31,124,935 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$3,323,399	$197,623
Interest-bearing deposits	151	108
Securities purchased under agreements to resell	1,875,000	2,950,000
Federal funds sold	3,730,000	5,480,000
Investment securities:
Trading securities	7,961,162	6,402,781
Available-for-sale securities	5,299,698	5,789,736
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2011 and December 31, 2010, respectively, that may be repledged) (a)	13,213,659	12,691,545
Total investment securities	26,474,519	24,884,062
Advances	28,292,478	30,181,017
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	7,473,225	7,782,140
Less: allowance for credit losses on mortgage loans	14,200	12,100
Mortgage loans held for portfolio, net	7,459,025	7,770,040
Accrued interest receivable	138,109	132,355
Premises, software, and equipment, net	9,984	10,441
Derivative assets	4,261	2,499
Other assets	18,582	23,117
TOTAL ASSETS	$71,325,508	$71,631,262
LIABILITIES
Deposits:
Interest bearing	$1,323,459	$1,437,671
Non-interest bearing	11,227	14,756
Total deposits	1,334,686	1,452,427
Consolidated Obligations, net:
Discount Notes	35,160,355	35,003,280
Bonds (includes $1,131,591 and $0 at fair value under fair value option at March 31, 2011 and December 31, 2010)	30,154,603	30,696,791
Total Consolidated Obligations, net	65,314,958	65,700,071
Mandatorily redeemable capital stock	330,818	356,702
Accrued interest payable	189,839	190,728
Affordable Housing Program payable	87,638	88,037
Payable to REFCORP	10,478	11,002
Derivative liabilities	199,101	227,982
Other liabilities	324,738	81,785
Total liabilities	67,792,256	68,108,734
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); 30,962 and 30,924 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	3,096,181	3,092,377
Retained earnings	444,616	437,874
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(302)	(264)
Pension and postretirement plans benefits	(7,243)	(7,459)
Total accumulated other comprehensive loss	(7,545)	(7,723)
Total capital	3,533,252	3,522,528
TOTAL LIABILITIES AND CAPITAL	$71,325,508	$71,631,262

(a)	Fair values: $13,489,293 and $13,019,799 at March 31, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME:
Advances	$60,665	$71,062
Prepayment fees on Advances, net	501	2,119
Interest-bearing deposits	159	159
Securities purchased under agreements to resell	1,179	350
Federal funds sold	1,943	2,438
Trading securities	8,383	909
Available-for-sale securities	3,381	2,565
Held-to-maturity securities	109,665	134,058
Mortgage loans held for portfolio	91,175	112,041
Loans to other FHLBanks	1	1
Total interest income	277,052	325,702
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	11,665	6,452
Consolidated Obligations - Bonds	190,544	245,180
Deposits	276	289
Loans from other FHLBanks	—	1
Mandatorily redeemable capital stock	4,214	5,519
Total interest expense	206,699	257,441
NET INTEREST INCOME	70,353	68,261
Provision for credit losses	2,559	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	67,794	68,261

OTHER INCOME:
Service fees	406	422
Net losses on trading securities	(3,316)	(225)
Net losses on Consolidated Obligation Bonds held under fair value option	(111)	—
Net gains on derivatives and hedging activities	5,066	1,956
Other, net	1,810	1,435
Total other income	3,855	3,588

OTHER EXPENSE:
Compensation and benefits	8,053	7,563
Other operating	3,797	3,434
Finance Agency	898	1,005
Office of Finance	1,001	822
Other	382	245
Total other expense	14,131	13,069

INCOME BEFORE ASSESSMENTS	57,518	58,780

Affordable Housing Program	5,125	5,361
REFCORP	10,479	10,684
Total assessments	15,604	16,045

NET INCOME	$41,914	$42,735

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Three Months Ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable
	Shares	Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital

BALANCE, DECEMBER 31, 2009	30,635	$3,063,473	$411,782	$(8,108)	$3,467,147
Proceeds from sale of capital stock	202	20,240			20,240
Net reclassified to mandatorily redeemable capital stock	(50)	(5,012)			(5,012)
Comprehensive income:
Net income			42,735		42,735
Other comprehensive income:
Net unrealized gains on available-for-sale securities				181	181
Pension and postretirement benefits				225	225
Total comprehensive income					43,141
Dividends on capital stock:
Cash			(38,217)		(38,217)
BALANCE, MARCH 31, 2010	30,787	$3,078,701	$416,300	$(7,702)	$3,487,299

BALANCE, DECEMBER 31, 2010	30,924	$3,092,377	$437,874	$(7,723)	$3,522,528
Proceeds from sale of capital stock	38	3,804			3,804
Comprehensive income:
Net income			41,914		41,914
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(38)	(38)
Pension and postretirement benefits				216	216
Total comprehensive income					42,092
Dividends on capital stock:
Cash			(35,172)		(35,172)
BALANCE, MARCH 31, 2011	30,962	$3,096,181	$444,616	$(7,545)	$3,533,252

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$41,914	$42,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,642	3,507
Change in net fair value adjustment on derivative and hedging activities	34,141	66,342
Net change in fair value adjustments on trading securities	3,316	225
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	111	—
Other adjustments	2,556	—
Net change in:
Accrued interest receivable	(5,730)	7,190
Other assets	3,082	2,368
Accrued interest payable	(409)	(52,412)
Other liabilities	(5,488)	(12,019)
Total adjustments	33,221	15,201
Net cash provided by operating activities	75,135	57,936

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	59,622	13,893
Securities purchased under agreements to resell	1,075,000	—
Federal funds sold	1,750,000	(3,815,000)
Premises, software, and equipment	(212)	(644)
Trading securities:
Net (increase) decrease in short-term	(1,559,337)	2,250,000
Proceeds from maturities of long-term	88	69
Available-for-sale securities:
Net decrease in short-term	490,008	2,745,000
Held-to-maturity securities:
Net increase in short-term	(779,790)	(370)
Proceeds from maturities of long-term	1,055,249	885,450
Purchases of long-term	(555,000)	(1,241,157)
Advances:
Proceeds	61,439,363	67,653,517
Made	(59,647,339)	(64,800,103)
Mortgage loans held for portfolio:
Principal collected	554,592	463,476
Purchases	(249,883)	(133,105)
Net cash provided by investing activities	3,632,361	4,021,026

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

FINANCING ACTIVITIES:
Net decrease in deposits and pass-through reserves	$(115,841)	$(511,308)
Net payments on derivative contracts with financing elements	(42,069)	(42,284)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	230,097,537	150,336,033
Bonds	2,701,658	4,623,050
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(229,941,308)	(148,485,904)
Bonds	(3,224,444)	(9,786,512)
Proceeds from issuance of capital stock	3,804	20,240
Payments for redemption of mandatorily redeemable capital stock	(25,885)	(268,658)
Cash dividends paid	(35,172)	(38,217)
Net cash used in financing activities	(581,720)	(4,153,560)
Net increase (decrease) in cash and cash equivalents	3,125,776	(74,598)
Cash and cash equivalents at beginning of the period	197,623	1,807,343
Cash and cash equivalents at end of the period	$3,323,399	$1,732,745
Supplemental Disclosures:
Interest paid	$213,250	$276,167
AHP payments, net	$5,524	$5,338
REFCORP assessments paid	$11,003	$12,190

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2011 are not necessarily indicative of operating results for the full year.

The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank). This guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The FHLBank is currently evaluating the effect of the adoption of this guidance on its financial condition, results of operations, and cash flows.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. It is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. The required disclosures are effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank) and apply retrospectively to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. The adoption of this amended guidance is likely to result in increased financial statement disclosures, but will not affect the FHLBank's financial condition, results of operations, or cash flows.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. On July 21, 2010, the FASB issued amended guidance to enhance disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. The required disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the FHLBank). The required disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010 (January 1, 2011 for the FHLBank). The adoption of this amended guidance resulted in increased financial statement disclosures, but did not affect the FHLBank's financial condition, results of operations, or cash flows.

On January 19, 2011, the FASB issued guidance to defer temporarily the effective date of disclosures about troubled debt restructurings required by the amended guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses. The effective date for these new disclosures is effective for interim and annual periods ending after June 15, 2011 as noted above.

Improving Disclosures about Fair Value Measurements. On January 21, 2010, the FASB issued amended guidance for fair value measurements and disclosures. The new guidance became effective for interim and annual reporting periods beginning after December 15, 2009 (January 1, 2010 for the FHLBank), except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which were effective for fiscal years beginning after December 15, 2010 (January 1, 2011 for the FHLBank) and for interim periods within those fiscal years. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. Adoption of this guidance resulted in increased financial statement disclosures but did not affect the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Major Security Types.

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	March 31, 2011	December 31, 2010
	Fair Value	Fair Value
U.S. Treasury obligations	$2,101,609	$1,904,834
Government-sponsored enterprises*	5,857,218	4,495,516
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,335	2,431
Total	$7,961,162	$6,402,781

*
Consists of debt securities issued and effectively guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae), which have the backing of the U.S. government, although they are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Three Months Ended March 31,
	2011	2010
Net unrealized losses on trading securities held at period end	$(2,380)	$(51)
Net unrealized losses on securities matured during the period	(936)	(174)
Net losses on trading securities	$(3,316)	$(225)

Note 4 - Available-for-Sale Securities

Major Security Types.

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$5,300,000	$7	$(309)	$5,299,698

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$5,790,000	$28	$(292)	$5,789,736

All securities outstanding with gross unrealized losses at March 31, 2011 have been in a continuous unrealized loss position for less than 12 months.

Redemption Terms.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,300,000	$5,299,698	$5,790,000	$5,789,736

Interest Rate Payment Terms.

Table 4.3 - Available-for-Sale Securities with Additional Interest Rate Payment Terms (in thousands)

	March 31, 2011	December 31, 2010
Amortized cost of available-for-sale securities:
Fixed-rate	$5,300,000	$5,790,000

Realized Gains and Losses. The FHLBank did not sell any securities out of its available-for-sale portfolio during the three months ended March 31, 2011 or 2010.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2011
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises *	$22,120	$6	$—	$22,126
State or local housing agency obligations	2,750	—	(138)	2,612
TLGP **	1,788,980	170	(173)	1,788,977
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,434,294	2,649	(324)	1,436,619
Government-sponsored enterprise residential mortgage-backed securities ****	9,895,292	318,325	(45,979)	10,167,638
Private-label residential mortgage-backed securities	70,223	1,106	(8)	71,321
Total mortgage-backed securities	11,399,809	322,080	(46,311)	11,675,578
Total	$13,213,659	$322,256	$(46,622)	$13,489,293

	December 31, 2010
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises *	$22,108	$—	$(1)	$22,107
State or local housing agency obligations	2,955	—	(148)	2,807
TLGP **	1,011,260	33	(142)	1,011,151
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	910,284	—	(1,502)	908,782
Government-sponsored enterprise residential mortgage-backed securities ****	10,656,957	367,285	(39,050)	10,985,192
Private-label residential mortgage-backed securities	87,981	1,779	—	89,760
Total mortgage-backed securities	11,655,222	369,064	(40,552)	11,983,734
Total	$12,691,545	$369,097	$(40,843)	$13,019,799

(1)	Carrying value equals amortized cost.
*	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.
**	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
***	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.
****
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

The FHLBank's investments in mortgage-backed securities must be triple-A rated at the time of purchase.

Table 5.2 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2011
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State or local housing agency obligations	$—	$—	$2,612	$(138)	$2,612	$(138)
TLGP *	1,069,765	(173)	—	—	1,069,765	(173)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	296,720	(324)	—	—	296,720	(324)
Government-sponsored enterprise residential mortgage-backed securities ***	1,753,253	(45,979)	—	—	1,753,253	(45,979)
Private-label residential mortgage- backed securities	7,278	(8)	—	—	7,278	(8)
Total temporarily impaired	$3,127,016	$(46,484)	$2,612	$(138)	$3,129,628	$(46,622)

	December 31, 2010
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Government-sponsored enterprises ****	$22,107	$(1)	$—	$—	$22,107	$(1)
State or local housing agency obligations	—	—	2,807	(148)	2,807	(148)
TLGP *	634,041	(142)	—	—	634,041	(142)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	908,782	(1,502)	—	—	908,782	(1,502)
Government-sponsored enterprise residential mortgage-backed securities ***	1,493,725	(39,050)	—	—	1,493,725	(39,050)
Total temporarily impaired	$3,058,655	$(40,695)	$2,807	$(148)	$3,061,462	$(40,843)

*	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.
**	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.
***
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

****	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

Table 5.3 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$1,811,100	$1,811,103	$1,033,368	$1,033,258
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	2,750	2,612	2,955	2,807
Due after 10 years	—	—	—	—
Total other	1,813,850	1,813,715	1,036,323	1,036,065
Mortgage-backed securities	11,399,809	11,675,578	11,655,222	11,983,734
Total	$13,213,659	$13,489,293	$12,691,545	$13,019,799

(1)     Carrying value equals amortized cost.

Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.4 - Held-to-Maturity Securities with Additional Interest Rate Payment Terms (in thousands)

	March 31, 2011	December 31, 2010
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,811,100	$1,033,368
Variable-rate	2,750	2,955
Total other	1,813,850	1,036,323
Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate	9,965,515	10,744,938
Variable-rate	1,434,294	910,284
Total mortgage-backed securities	11,399,809	11,655,222
Total	$13,213,659	$12,691,545

The amortized cost of the FHLBank's mortgage-backed securities classified as held-to-maturity includes net purchased premiums (in thousands) of $64,731 and $66,518 at March 31, 2011 and December 31, 2010.

Realized Gains and Losses. The FHLBank did not sell any securities out of its held-to-maturity portfolio during the three months ended March 31, 2011 or 2010.

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

The FHLBank assesses whether the entire amortized cost basis of the private-label residential mortgage-backed securities will be recovered by initially selecting all private-label mortgage-backed securities in an unrealized loss position for cash flow analysis.

The FHLBank's evaluation includes estimating projected principal cash flows that the FHLBank is likely to collect based on an assessment of available information about the applicable security on an individual basis, including the structure of the security, and certain assumptions, such as the remaining payment terms for the security, prepayment speeds, default rates, loss severity on the collateral supporting the FHLBank's security based on underlying loan-level borrower and loan characteristics, expected housing price changes, and interest-rate assumptions, to determine whether the FHLBank will recover the entire amortized cost basis of the security. If this estimate results in a present value of expected principal cash flows (discounted at the security's effective yield) that is less than the amortized cost basis of a security, a credit loss exists and an other-than-temporary impairment is considered to have occurred.

The FHLBank performs cash flow analyses for securities in which underlying loan collateral data is available by using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBank's housing price forecast as of March 31, 2011 assumed CBSA level current-to-trough home price declines ranging from 0 percent to 10 percent over the 3 to 9 month period beginning January 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in their first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

As a result of the evaluation, the FHLBank believes that it will recover the entire amortized cost basis in its private-label residential mortgage-backed securities. Additionally, because the FHLBank does not intend to sell such securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, it did not consider the private-label residential mortgage-backed securities to be other-than-temporarily impaired at March 31, 2011.

For its other U.S. obligations, government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities), and TLGP investments, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of March 31, 2011, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at March 31, 2011.

The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at March 31, 2011 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at March 31, 2011.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2010.

Note 7 - Advances

General Terms. The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At March 31, 2011 and December 31, 2010, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Overdrawn demand deposit accounts	$183	0.21%	$—	—%

Due in 1 year or less	4,914,066	1.81	6,418,438	1.39
Due after 1 year through 2 years	8,784,189	2.51	6,603,018	3.43
Due after 2 years through 3 years	1,573,077	3.00	3,908,985	1.35
Due after 3 years through 4 years	3,159,735	1.67	2,778,172	1.65
Due after 4 years through 5 years	3,302,629	2.08	1,943,751	1.57
Thereafter	5,987,274	2.19	7,859,330	2.30
Total par value	27,721,153	2.20	29,511,694	2.12

Commitment fees	(1,074)		(1,095)
Discount on AHP Advances	(26,291)		(26,738)
Premiums	4,384		4,469
Discount	(13,826)		(13,318)
Hedging adjustments	608,132		706,005

Total	$28,292,478		$30,181,017

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2011 and December 31, 2010, the FHLBank had callable Advances (in thousands) of $10,358,215 and $10,525,489.

Table 7.2 - Advances Redemption Terms: Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2011	December 31, 2010
Overdrawn demand deposit accounts	$183	$—

Due in 1 year or less	13,580,654	14,935,025
Due after 1 year through 2 years	6,019,189	5,968,018
Due after 2 years through 3 years	1,570,771	1,951,934
Due after 3 years through 4 years	1,633,319	1,351,351
Due after 4 years through 5 years	1,564,179	923,101
Thereafter	3,352,858	4,382,265
Total par value	$27,721,153	$29,511,694

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At March 31, 2011 and December 31, 2010, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $6,591,650 and $6,658,150.

Through December 2005, the FHLBank offered convertible Advances. At March 31, 2011 and December 31, 2010, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $1,282,000 and $1,356,000.

Table 7.3 - Advances Redemption Terms: Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	March 31, 2011	December 31, 2010
Overdrawn demand deposit accounts	$183	$—

Due in 1 year or less	12,479,716	14,071,588
Due after 1 year through 2 years	5,210,189	3,025,518
Due after 2 years through 3 years	1,358,577	3,763,585
Due after 3 years through 4 years	2,475,235	2,334,772
Due after 4 years through 5 years	2,255,629	1,523,551
Thereafter	3,941,624	4,792,680
Total par value	$27,721,153	$29,511,694

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	March 31, 2011	December 31, 2010
Par value of Advances
Fixed-rate (1)
Due in one year or less	$3,062,564	$4,812,906
Due after one year	13,621,190	13,494,298
Total fixed-rate	16,683,754	18,307,204
Variable-rate (1)
Due in one year or less	1,463,441	1,605,532
Due after one year	9,573,958	9,598,958
Total variable-rate	11,037,399	11,204,490
Total par value	$27,721,153	$29,511,694

(1)     Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At March 31, 2011 and December 31, 2010, 63 percent and 58 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a floating rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

March 31, 2011			December 31, 2010
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$7,315	26%	U.S. Bank, N.A.	$7,315	25%
PNC Bank, N.A. (1)	3,999	14	PNC Bank, N.A. (1)	4,000	14
Fifth Third Bank	1,536	6	Fifth Third Bank	1,536	5
Total	$12,850	46%	Total	$12,851	44%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2011	December 31, 2010
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,098,402	$1,062,384
Fixed rate long-term single-family mortgages	6,295,123	6,638,284
Subtotal fixed rate single-family mortgages	7,393,525	7,700,668
Premiums	88,917	88,811
Discounts	(7,599)	(7,516)
Hedging basis adjustments	(1,618)	177
Total mortgage loans held for portfolio	$7,473,225	$7,782,140

(1)	Medium-term is defined as a term of 15 years or less.

Table 8.2 - Outstanding Unpaid Principal Balance of Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2011	December 31, 2010
Conventional loans	$6,020,889	$6,284,952
Government-guaranteed/insured loans	1,372,636	1,415,716
Total unpaid principal balance	$7,393,525	$7,700,668

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9-Allowance for Credit Losses.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Supplying Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2011		December 31, 2010
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$2,712	37%	$2,896	38%
Union Savings Bank	1,676	23	1,772	23
Guardian Savings Bank FSB	480	6	500	6
Liberty Savings Bank	458	6	475	6
Total	$5,326	72%	$5,643	73%

(1)	Former member.

Note 9 - Allowance for Credit Losses

The FHLBank has established an allowance methodology for each of the FHLBank's portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLBank manages its credit exposure to credit products through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with federal statutes, including the Federal Home Loan Bank Act (FHLBank Act), and Finance Agency Regulations, which require the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs)

are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLBank's capital stock owned by the member is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLBank can call for additional or substitute collateral to protect its security interest. Management of the FHLBank believes that these policies effectively manage the FHLBank's credit risk from credit products.

Members experiencing financial difficulties are subject to FHLBank-performed “stress tests” of the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests and the level of overcollateralization, a member may be allowed to maintain pledged loan assets in its custody, or may be required to deliver those loans into the custody of the FHLBank or its agent, and/or may be required to provide details on these loans to facilitate an estimate of their fair value. The FHLBank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLBank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At March 31, 2011 and December 31, 2010, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

At March 31, 2011 and December 31, 2010, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there have been no troubled debt restructurings related to credit products of the FHLBank during the three months ended March 31, 2011 or 2010.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not believe it had incurred any credit losses on credit products as of March 31, 2011 or December 31, 2010. Accordingly, the FHLBank has not recorded any allowance for credit losses on Advances.

At March 31, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans - Government-guaranteed or Insured

The FHLBank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans guaranteed or insured by the Federal Housing Administration (FHA). Any losses from such loans are expected to be recovered from the FHA. Any losses from such loans that are not recovered from the FHA would be due to a claim rejection by the FHA, and as such, would be recoverable from the selling PFIs. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

Mortgage Loans - Conventional Mortgage Purchase Program

The allowance for conventional loans is determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses may consist of: (1) reviewing specifically identified loans for impairment; (2) collectively evaluating homogeneous pools of residential mortgage loans; and/or (3) estimating credit losses in the remaining portfolio.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities, and incorporates the credit enhancements of the Mortgage Purchase Program. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a nine-month period.

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

Individually Evaluated Mortgage Loans. Although the FHLBank did not evaluate any loans individually at March 31, 2011 or December 31, 2010, certain conventional mortgage loans may be specifically identified for purposes of calculating the allowance for credit losses.

Estimating Credit Loss in the Remaining Portfolio. The FHLBank also assesses a factor for the margin of imprecision to the estimation of loan losses for the homogeneous population. The margin for imprecision is a factor in the allowance for credit losses that recognizes the imprecise nature of the measurement process and is included as part of the mortgage loan allowance for credit loss. This amount represents a subjective management judgment, based on facts and circumstances that exist as of the reporting date, that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not otherwise be captured in the methodology described within.

Non-accrual Loans. The FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either (1) the collection of interest or principal is doubtful, or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and with monthly settlements on a schedule/scheduled basis). For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful, cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the FHLBank expects repayment of the remaining contractual interest and principal, or (2) it otherwise becomes well secured and in the process of collection.

Rollforward of Allowance for Credit Losses on Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2011 as well as the recorded investment in mortgage loans by impairment methodology at March 31, 2011. The recorded investment in a loan is the unpaid principal balance of the loan adjusted for accrued interest, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any allowance.

Table 9.1 - Allowance Rollforward for Credit Losses on Conventional Mortgage Loans (in thousands)

Allowance for credit losses:	March 31, 2011
Balance, beginning of year	$12,100
Charge-offs	(459)
Provision for credit losses	2,559
Balance, end of period	$14,200
Ending balance, collectively evaluated for impairment	$14,200
Recorded investment, end of period:
Collectively evaluated for impairment	$6,109,313

The FHLBank did not have any impaired loans individually assessed for impairment at March 31, 2011. In addition, there were no troubled debt restructurings related to mortgage loans during 2011.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, loans in process of foreclosure, and impaired loans. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.2 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2011
Mortgage loans:	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$76,997	$76,283	$153,280
Past due 60-89 days delinquent	22,561	30,800	53,361
Past due 90 days or more delinquent	88,822	55,588	144,410
Total past due	188,380	162,671	351,051
Total current loans	5,920,933	1,232,548	7,153,481
Total mortgage loans	$6,109,313	$1,395,219	$7,504,532
Other delinquency statistics:
In process of foreclosure, included above (1)	$66,425	$26,235	$92,660
Serious delinquency rate (2)	1.46%	4.01%	1.93%
Past due 90 days or more still accruing interest	$88,822	$55,588	$144,410

	December 31, 2010
Mortgage loans:	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$72,914	$85,791	$158,705
Past due 60-89 days delinquent	23,291	32,555	55,846
Past due 90 days or more delinquent	78,468	56,062	134,530
Total past due	174,673	174,408	349,081
Total current loans	6,201,762	1,264,033	7,465,795
Total mortgage loans	$6,376,435	$1,438,441	$7,814,876
Other delinquency statistics:
In process of foreclosure, included above (1)	$55,075	$25,418	$80,493
Serious delinquency rate (2)	1.23%	3.90%	1.72%
Past due 90 days or more still accruing interest	$78,468	$56,062	$134,530

(1)
Includes loans where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

(2)
Loans that are 90 days or more past due or in the process of foreclosure (including past due or current loans in the process of foreclosure) expressed as a percentage of the total loan portfolio class recorded investment amount.

The FHLBank did not have any loans classified as real estate owned at March 31, 2011 or December 31, 2010 because the servicers pay off loans during foreclosure and subsequently submit any claims to the FHLBank. Additionally, the FHLBank did not have any non-accrual loans at March 31, 2011 or December 31, 2010 based on its analysis of loans being well secured and in the process of collection as a result of the credit enhancements and schedule/scheduled settlement.

Credit Enhancements. The FHLBank's allowance for credit losses considers the credit enhancements associated with conventional mortgage loans. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the FHLBank's allowance for credit losses.

The conventional mortgage loans under the Mortgage Purchase Program are supported by some combination of primary mortgage insurance, supplemental mortgage insurance and the LRA in addition to the associated property as collateral. The LRA is funded by the FHLBank as a portion of the purchase proceeds to cover expected losses. Excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract, subject to performance of the related loan pool.

Table 9.3 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2011
Lender Risk Account at beginning of year	$44,104
Additions	1,418
Claims	(1,150)
Scheduled distributions	(530)
Lender Risk Account at end of period	$43,842

Note 10 - Derivatives and Hedging Activities

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

Consistent with Finance Agency Regulations, the FHLBank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank's risk management objectives and to act as an intermediary between its members and counterparties. The use of derivatives is an integral part of the FHLBank's financial management strategy. However, Finance Agency Regulations and the FHLBank's financial management policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from them.

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

An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate received by the FHLBank in its derivatives is the London Interbank Offered Rate (LIBOR).

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

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at March 31, 2011, the management of the FHLBank does not anticipate any credit losses on its derivative agreements. See Note 18 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Table 10.1 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 10.1 - Credit Risk Exposure (in thousands)

	March 31, 2011	December 31, 2010
Total net exposure at fair value (1)	$10,162	$6,499
Cash collateral	5,901	4,000
Net positive exposure after cash collateral	$4,261	$2,499

(1)	Includes net accrued interest receivables of $5,025,000 and $1,722,000 at March 31, 2011 and December 31, 2010.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at March 31, 2011 was $580,714,000, for which the FHLBank had posted collateral of $384,386,000 in the normal course of business, resulting in a net balance of $196,328,000. If one of the FHLBank's credit ratings had been lowered from its current rating to the next lower rating, the FHLBank would have been required to deliver up to an additional $117,762,000 of collateral (at fair value) to its derivatives counterparties at March 31, 2011. None of the FHLBank's credit ratings were lowered during the previous 12 months. However, on April 20, 2011, Standard & Poor's Rating Services revised its outlooks on the debt issues of the FHLBank System from stable to negative while affirming its respective debt issue ratings. Standard & Poor's also revised its outlook from stable to negative for the FHLBank while affirming the FHLBank's triple-A long-term counterparty credit rating. These ratings actions reflect Standard & Poor's revision of the outlook on the long-term sovereign credit rating on the United States of America to negative from stable. In the application of Standard & Poor's Government Related Entities criteria, the ratings of the FHLBank System and the FHLBank are constrained by the long-term sovereign rating of the United States of America.

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

Table 10.2 summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 10.2 - Derivative Instruments Fair Value (in thousands)

	March 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$18,189,660	$97,764	$(665,454)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,765,000	5,425	(9,309)
Forward rate agreements	221,000	968	(317)
Mortgage delivery commitments	253,482	54	(2,456)
Total derivatives not designated as hedging instruments	3,239,482	6,447	(12,082)
Total derivatives before netting and collateral adjustments	$21,429,142	104,211	(677,536)
Netting adjustments		(94,049)	94,049
Cash collateral and related accrued interest		(5,901)	384,386
Total collateral and netting adjustments (1)		(99,950)	478,435
Derivative assets and derivative liabilities as reported on the Statement of Condition		$4,261	$(199,101)

	December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$18,694,035	$112,905	$(771,864)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,234,000	4,212	(10,601)
Forward rate agreements	40,000	—	(124)
Mortgage delivery commitments	92,274	295	(381)
Total derivatives not designated as hedging instruments	1,366,274	4,507	(11,106)
Total derivatives before netting and collateral adjustments	$20,060,309	117,412	(782,970)
Netting adjustments		(110,913)	110,913
Cash collateral and related accrued interest		(4,000)	444,075
Total collateral and netting adjustments (1)		(114,913)	554,988
Derivative assets and derivative liabilities as reported on the Statement of Condition		$2,499	$(227,982)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 10.3 presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

Table 10.3 - Net Gains (Losses) on Derivatives and Hedging Instruments (in thousands)

	Three Months Ended March 31,
	2011	2010
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$5,846	$1,743
Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	939	(1,526)
Forward rate agreements	1,029	—
Net interest settlements	1,581	568
Mortgage delivery commitments	(4,329)	1,171
Total net (loss) gain related to derivatives not designated as hedging instruments	(780)	213
Net gains on derivatives and hedging activities	$5,066	$1,956

Table 10.4 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.4 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended March 31,
2011	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$103,031	$(97,440)	$5,591	$(94,248)
Consolidated Bonds	(14,906)	15,161	255	21,378
	$88,125	$(82,279)	$5,846	$(72,870)

2010
Hedged Item Type:
Advances	$(2,214)	$3,050	$836	$(119,249)
Consolidated Bonds	2,214	(1,307)	907	43,609
	$—	$1,743	$1,743	$(75,640)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	March 31, 2011	December 31, 2010
Interest bearing:
Demand and overnight	$1,095,404	$1,199,619
Term	204,150	210,625
Other	23,905	27,427
Total interest bearing	1,323,459	1,437,671

Non-interest bearing:
Other	11,227	14,756
Total non-interest bearing	11,227	14,756
Total deposits	$1,334,686	$1,452,427

The average interest rates paid on interest bearing deposits were 0.08 percent and 0.07 percent in the three months ended March 31, 2011 and 2010, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$9,095,000	1.80%	$8,271,750	1.91%
Due after 1 year through 2 years	6,379,600	2.24	6,703,600	2.34
Due after 2 years through 3 years	4,197,450	3.18	4,635,450	3.10
Due after 3 years through 4 years	2,648,500	3.41	2,918,500	3.29
Due after 4 years through 5 years	880,000	3.48	987,000	3.49
Thereafter	6,683,000	3.96	6,878,000	3.97
Index amortizing notes	143,346	4.99	156,041	4.99
Total par value	30,026,896	2.78	30,550,341	2.85

Premiums	80,919		86,114
Discounts	(22,020)		(23,293)
Hedging adjustments	68,217		83,629
Fair value option valuation adjustment and accrued interest	591		—

Total	$30,154,603		$30,696,791

Table 12.2 - Consolidated Bonds Outstanding by Features (in thousands)

	March 31, 2011	December 31, 2010
Par value of Consolidated Bonds:
Non-callable/nonputable	$20,436,896	$20,541,341
Callable	9,590,000	10,009,000
Total par value	$30,026,896	$30,550,341

Table 12.3 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2011	December 31, 2010
Due in 1 year or less	$17,238,000	$17,196,750
Due after 1 year through 2 years	4,005,600	4,285,600
Due after 2 years through 3 years	3,470,450	3,672,450
Due after 3 years through 4 years	1,848,500	1,861,500
Due after 4 years through 5 years	680,000	792,000
Thereafter	2,641,000	2,586,000
Index amortizing notes	143,346	156,041

Total par value	$30,026,896	$30,550,341

Interest Rate Payment Terms.

Table 12.4 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2011	December 31, 2010
Par value of Consolidated Bonds:
Fixed-rate	$30,026,896	$30,550,341

At March 31, 2011 and December 31, 2010, 35 percent and 30 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a floating rate.

Consolidated Discount Notes. Discount Notes are Consolidated Obligations with original maturities up to one year. Table 12.5 summarizes the FHLBank's participation in Consolidated Discount Notes, all of which are due within one year.

Table 12.5 - Consolidated Discount Notes (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
March 31, 2011	$35,160,355	$35,164,218	0.10%
December 31, 2010	$35,003,280	$35,008,410	0.11%

(1)	Represents an implied rate without consideration of concessions.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $12,848 and $14,261 at March 31, 2011 and December 31, 2010. The amortization of such concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $2,675 and $4,599 during the three months ended March 31, 2011 and 2010, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2010	$88,037
Expense (current year additions)	5,125
Subsidy uses, net	(5,524)
Balance at March 31, 2011	$87,638

Note 14 - Resolution Funding Corporation (REFCORP)

Table 14.1— Analysis of FHLBank's REFCORP Liability (in thousands)

Balance at December 31, 2010	$11,002
Expense	10,479
Cash payment	(11,003)
Balance at March 31, 2011	$10,478

The FHLBanks' aggregate payments through the first quarter of 2011 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to July 15, 2011, effective March 31, 2011. The FHLBanks' aggregate payments through the first quarter of 2011 satisfied $1.6 million of the $75 million scheduled payment due on July 15, 2011 and all scheduled payments thereafter.

Note 15 - Capital

Table 15.1 - Capital Requirements (dollars in thousands)

	March 31, 2011		December 31, 2010
	Required	Actual	Required	Actual

Risk-based capital	$450,140	$3,871,615	$443,823	$3,886,953
Capital-to-assets ratio (regulatory)	4.00%	5.43%	4.00%	5.43%
Regulatory capital	$2,853,020	$3,871,615	$2,865,250	$3,886,953
Leverage capital-to-assets ratio (regulatory)	5.00%	8.14%	5.00%	8.14%
Leverage capital	$3,566,275	$5,807,423	$3,581,563	$5,830,430

As of March 31, 2011 and December 31, 2010, the FHLBank had (in thousands) $330,818 and $356,702 in capital stock classified as mandatorily redeemable on its Statements of Condition.

Table 15.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2010	$356,702
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(5,884)
Other redemptions	(20,000)
Balance, March 31, 2011	$330,818

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2011	December 31, 2010
Due in 1 year or less	$2,687	$2,758
Due after 1 year through 2 years	38,075	36,826
Due after 2 years through 3 years	5,306	6,819
Due after 3 years through 4 years	283,820	289,277
Due after 4 years through 5 years	930	21,022
Total par value	$330,818	$356,702

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank that meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,047,000 and $784,000 in the three months ended March 31, 2011 and 2010, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $331,000 and $305,000 in the three months ended March 31, 2011 and 2010, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$126	$128	$13	$12
Interest cost	279	294	47	48
Amortization of unrecognized net loss	216	225	—	—
Net periodic benefit cost	$621	$647	$60	$60

Note 17 - Segment Information

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	Mortgage Purchase Program	Total
2011
Net interest income	$44,022	$26,331	$70,353
Provision for credit losses	—	2,559	2,559
Net interest income after provision for credit losses	44,022	23,772	67,794
Other income (loss)	7,153	(3,298)	3,855
Other expenses	12,133	1,998	14,131
Income before assessments	39,042	18,476	57,518
Affordable Housing Program	3,617	1,508	5,125
REFCORP	7,085	3,394	10,479
Total assessments	10,702	4,902	15,604
Net income	$28,340	$13,574	$41,914
Average assets	$63,107,507	$7,637,255	$70,744,762
Total assets	$63,833,802	$7,491,706	$71,325,508

2010
Net interest income	$41,646	$26,615	$68,261
Other income	2,415	1,173	3,588
Other expenses	11,103	1,966	13,069
Income before assessments	32,958	25,822	58,780
Affordable Housing Program	3,253	2,108	5,361
REFCORP	5,941	4,743	10,684
Total assessments	9,194	6,851	16,045
Net income	$23,764	$18,971	$42,735
Average assets	$64,084,270	$9,230,810	$73,315,080
Total assets	$58,723,848	$9,072,165	$67,796,013

Note 18 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of March 31, 2011 and December 31, 2010. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary Table (in thousands)

	March 31, 2011		December 31, 2010
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$3,323,399	$3,323,399	$197,623	$197,623
Interest-bearing deposits	151	151	108	108
Securities purchased under resale agreements	1,875,000	1,875,000	2,950,000	2,950,000
Federal funds sold	3,730,000	3,730,000	5,480,000	5,480,000
Trading securities	7,961,162	7,961,162	6,402,781	6,402,781
Available-for-sale securities	5,299,698	5,299,698	5,789,736	5,789,736
Held-to-maturity securities	13,213,659	13,489,293	12,691,545	13,019,799
Advances	28,292,478	28,471,868	30,181,017	30,386,792
Mortgage loans held for portfolio, net	7,459,025	7,725,871	7,770,040	8,094,128
Accrued interest receivable	138,109	138,109	132,355	132,355
Derivative assets	4,261	4,261	2,499	2,499

Liabilities:
Deposits	1,334,686	1,334,666	1,452,427	1,452,333
Consolidated Obligations:
Discount Notes	35,160,355	35,160,996	35,003,280	35,003,517
Bonds (1)	30,154,603	30,761,933	30,696,791	31,414,061
Mandatorily redeemable capital stock	330,818	330,818	356,702	356,702
Accrued interest payable	189,839	189,839	190,728	190,728
Derivative liabilities	199,101	199,101	227,982	227,982

Other:
Standby bond purchase agreements	—	2,259	—	2,361
(1)     Includes (in thousands) $1,131,591 and $0 of Consolidated Bonds recorded under the fair value option at March 31, 2011 and December 31, 2010, respectively.

Fair Value Hierarchy. The FHLBank records trading securities, available-for-sale securities, derivative assets, derivative liabilities and certain Consolidated Obligation Bonds at fair value. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value for assets and liabilities carried at fair value on the Statements of Condition. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is.

Outlined below is the application of the fair value hierarchy to the FHLBank's financial assets and financial liabilities that are carried at fair value.

Level 1 - defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - defined as those instruments for which inputs to the valuation methodology include quoted prices for similar instruments in active markets, and for which inputs are observable, either directly or indirectly, for substantially the full term of the financial instrument. The FHLBank's trading securities, available-for-sale securities, Consolidated Obligations Bonds and derivative instruments are considered Level 2 instruments based on the inputs utilized to derive fair value.

Level 3 - defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the three months ended March 31, 2011 or 2010.

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

In general, in order to determine the fair value of its non-mortgage backed securities, the FHLBank can use either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from pricing services. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLBank believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured.

For its U.S. Treasury obligations and discount notes and bonds issued by Freddie Mac and/or Fannie Mae, the FHLBank determines the fair value using the income approach.

Table 18.2 - Significant Inputs for Non-Mortgage-Backed Securities in the Trading Portfolio Carried at Level 2 Within the Fair Value Hierarchy as of March 31, 2011 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
U.S. Treasury obligations	Treasury	-	$2,101,609
Government-sponsored enterprises	Agency Discount Note Curve	-	$5,857,218

For mortgage-backed securities, the FHLBank's valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank establishes a price for each mortgage-backed security using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. In addition to using specified price tolerance thresholds, the computed prices are tested for reasonableness through a comparison to the FHLBank's expectation of prices based on its knowledge of the securities and their expected price sensitivity relative to changes in market rates. Computed prices within the established thresholds and expectations are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.

As of March 31, 2011, substantially all of the FHLBank's mortgage-backed securities holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supported the FHLBank's conclusion that the final computed prices are reasonable estimates of fair value.

Available-for-sale securities: The FHLBank's available-for-sale portfolio consists of certificates of deposit. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Table 18.3 - Significant Inputs for Non-Mortgage-Backed Securities in the Available-for-Sale Portfolio Carried at Level 2 Within the Fair Value Hierarchy as of March 31, 2011 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
Certificates of deposit	Pricing Services	N/A	$5,299,698

Held-to-maturity securities: The FHLBank's held-to-maturity portfolio consists of discount notes issued by Freddie Mac and/or Fannie Mae, taxable municipal bonds, TLGP notes, and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security is determined by using the third-party vendor approach described above. The fair value for discount notes is determined using the income approach described above. The fair value for taxable municipal bonds and TLGP notes is determined based on each security's indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.

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

The discounted cash flow analysis utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Significant inputs, by class of derivative, are as follows:

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at March 31, 2011 or December 31, 2010.

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

The FHLBank determines the fair values of non-callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. Significant inputs used to determine fair value of these Consolidated Obligation Bonds are as follows:

▪
The discount rates used, which are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms. There was no spread adjustment to the Office of Finance indications used to value the non-callable Consolidated Obligations carried at fair value on the Statements of Condition.

The FHLBank determines the fair values of callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of expected future cash flows from the bonds excluding accrued interest. The fair values are determined by the discounted cash flow methodology based on the following significant inputs for these Consolidated Obligations:

▪	LIBOR swap curve;

▪	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options; and

▪
Spread assumption.  As of March 31, 2011 the spread adjustment to the LIBOR Swap Curve was -45 to +5 basis points for callable Consolidated Obligations carried at fair value on the Statements of Condition.

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the three months ended March 31, 2011 or 2010.

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

Fair Value on a Recurring Basis.

Table 18.4 presents the fair value of financial assets and liabilities, by level, within the fair value hierarchy which are recorded on a recurring basis at March 31, 2011 and December 31, 2010.

Table 18.4 - Hierarchy Level for Assets and Liabilities (in thousands)

	Fair Value Measurements at March 31, 2011
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$2,101,609	$—	$—	$2,101,609
Government-sponsored enterprises debt securities		5,857,218			5,857,218
Other U.S. obligation residential mortgage-backed securities	—	2,335	—	—	2,335
Total trading securities	—	7,961,162	—	—	7,961,162
Available-for-sale securities:
Certificates of deposit	—	5,299,698	—	—	5,299,698
Derivative assets:
Interest rate swaps	—	103,189	—	(99,950)	3,239
Forward rate agreement		968			968
Mortgage delivery commitments	—	54	—	—	54
Total derivative assets	—	104,211	—	(99,950)	4,261
Total assets at fair value	$—	$13,365,071	$—	$(99,950)	$13,265,121

Liabilities
Consolidated Obligation Bonds (2)	$—	$1,131,591	$—	$—	$1,131,591
Derivative liabilities:
Interest rate swaps	—	674,763	—	(478,435)	196,328
Forward rate agreement	—	317	—	—	317
Mortgage delivery commitments	—	2,456	—	—	2,456
Total derivative liabilities	—	677,536	—	(478,435)	199,101
Total liabilities at fair value	$—	$1,809,127	$—	$(478,435)	$1,330,692

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Includes Consolidated Obligation Bonds recorded under the fair value option.

	Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,904,834	$—	$—	$1,904,834
Government-sponsored enterprises debt securities	—	4,495,516	—	—	4,495,516
Other U.S. obligation residential mortgage-backed securities	—	2,431	—	—	2,431
Total trading securities	—	6,402,781	—	—	6,402,781
Available-for-sale securities:
Certificates of deposit	—	5,789,736	—	—	5,789,736
Derivative assets:
Interest rate swaps	—	117,117	—	(114,913)	2,204
Mortgage delivery commitments	—	295	—	—	295
Total derivative assets	—	117,412	—	(114,913)	2,499
Total assets at fair value	$—	$12,309,929	$—	$(114,913)	$12,195,016

Liabilities
Derivative liabilities:
Interest rate swaps	$—	$782,465	$—	$(554,988)	$227,477
Forward rate agreements	—	124	—	—	124
Mortgage delivery commitments	—	381	—	—	381
Total derivative liabilities	—	782,970	—	(554,988)	227,982
Total liabilities at fair value	$—	$782,970	$—	$(554,988)	$227,982

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Includes Consolidated Obligation Bonds recorded under the fair value option.

Fair Value Option. The fair value option provides an irrevocable option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the Statements of Condition. Fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. If elected, interest income and interest expense on Advances and Consolidated Bonds carried at fair value are recognized based solely on the contractual amount of interest due or unpaid and any transaction fees or costs are immediately recognized into other non-interest income or other non-interest expense. Additionally, concessions paid on Consolidated Obligations designated under the fair value option are expensed as incurred in other non-interest expense.

During the three months ended March 31, 2011, the FHLBank elected the fair value option for certain Consolidated Obligation Bond transactions. The FHLBank elected the fair value option for these transactions so as to mitigate the income statement volatility that can arise when only the corresponding derivatives are marked at fair value in transactions that do not, or may not, meet hedge effectiveness requirements or otherwise qualify for hedge accounting (i.e., economic hedging transactions).

The following table summarizes the activity related to financial liabilities for which the fair value option was elected during the three months ended March 31, 2011.

Table 18.5 – Fair Value Option Financial Liabilities (in thousands)

Three Months Ended March 31, 2011
Consolidated Bonds
Balance, beginning of year	$—
New transactions elected for fair value option	(2,131,000)
Maturities and terminations	1,000,000
Net losses on instruments held under fair value option	(111)
Change in accrued interest	(480)
Balance, end of period	$(1,131,591)

Table 18.6 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option at March 31, 2011 (in thousands)

	Interest Expense	Net Losses on Changes in Fair Value Under Fair Value Option	Total Changes in Fair Value Included in Current Period Earnings
Consolidated Bonds	$(1,730)	$(111)	$(1,841)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net losses on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of March 31, 2011.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.7 – Aggregate Unpaid Balance and Aggregate Fair Value at March 31, 2011 (in thousands)

	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$1,131,000	$1,131,591	$591

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2011			December 31, 2010
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$5,250,292	$136,626	$5,386,918	$6,651,149	$148,231	$6,799,380
Commitments for standby bond purchases	32,920	366,535	399,455	12,930	386,895	399,825
Commitment to purchase mortgage loans	253,482	—	253,482	92,274	—	92,274
Unsettled Consolidated Bonds, at par (1) (2)	470,000	—	470,000	—	—	—
Unsettled Consolidated Discount Notes, at par (2)	20,855	—	20,855	12,547	—	12,547

(1)	Of the total unsettled Consolidated Bonds, $350,000 thousand were hedged with associated interest rate swaps at March 31, 2011.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par values of the outstanding Consolidated Obligations of all 12 FHLBanks were $766.0 billion and $796.4 billion at March 31, 2011 and December 31, 2010, respectively.

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

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2011 or December 31, 2010. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the three months ended March 31.

Table 20.1 - Lending, Borrowing, and Investing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances
	2011	2010
Loans to other FHLBanks	$3,433	$4,444
Borrowings from other FHLBanks	—	1,389

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the three months ended March 31, 2011 or 2010. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.

Note 21 - Transactions with Stockholders

Transactions with Directors' Financial Institutions. In the ordinary course of its business, the FHLBank may provide products and services to members whose officers or directors serve as directors of the FHLBank (Directors' Financial Institutions). Finance Agency Regulations require that transactions with Directors' Financial Institutions be made on the same terms as those with any other member. The following table reflects balances with Directors' Financial Institutions for the items indicated below.

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2011		December 31, 2010
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$639	2.3%	$609	2.1%
Mortgage Purchase Program	48	0.7	51	0.7
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	161	4.7	158	4.6
Derivatives	—	—	—	—

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

Table 21.2 - Capital Stock, Advances, and MPP Principal Balances to Members and Former Members (dollars in millions)

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
March 31, 2011	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$75
Fifth Third Bank	401	12	1,536	8
PNC Bank, N.A. (1)	258	8	3,999	2,712
KeyBank, N.A.	179	5	205	—
Total	$1,429	42%	$13,055	$2,795

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2010	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$78
Fifth Third Bank	401	12	1,536	9
PNC Bank, N.A. (1)	262	8	4,000	2,896
KeyBank, N.A.	179	5	905	—
Total	$1,433	42%	$13,756	$2,983

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with two nonmember affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these nonmembers' bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the three months ended March 31, 2011 or 2010. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $2,750,000 and $2,955,000 as of March 31, 2011 and December 31, 2010, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of March 31, 2011 or December 31, 2010. The FHLBank did not have any investments in or borrowings extended to any other nonmember affiliates during the three months ended March 31, 2011 or 2010.

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

EXECUTIVE OVERVIEW

Financial Highlights

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$71,326	$71,631	$66,379	$66,820	$67,796
Advances	28,292	30,181	30,375	32,603	32,969
Mortgage loans held for portfolio	7,473	7,782	8,331	8,790	9,032
Allowance for credit losses on mortgage loans	14	12	3	—	—
Investments (1)	32,080	33,314	27,462	22,062	23,875
Consolidated Obligations, net:
Discount Notes	35,160	35,003	28,468	25,520	25,038
Bonds	30,155	30,697	31,504	35,088	36,061
Total Consolidated Obligations, net	65,315	65,700	59,972	60,608	61,099
Mandatorily redeemable capital stock	331	357	368	396	412
Capital:
Capital stock - putable	3,096	3,092	3,109	3,121	3,079
Retained earnings	445	438	425	423	416
Accumulated other comprehensive loss	(8)	(7)	(8)	(7)	(8)
Total capital	3,533	3,523	3,526	3,537	3,487

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$70	$83	$60	$64	$68
Provision for credit losses	2	10	4	—	—
Other income	4	4	8	5	4
Other expenses	14	17	13	13	13
Assessments	16	16	14	15	16
Net income	$42	$44	$37	$41	$43

Dividend payout ratio (2)	84%	71%	95%	83%	89%

Weighted average dividend rate (3)	4.50%	4.00%	4.50%	4.50%	4.50%
Return on average equity	4.80	4.94	4.11	4.66	4.98
Return on average assets	0.24	0.25	0.22	0.24	0.24
Net interest margin (4)	0.40	0.47	0.36	0.38	0.38
Average equity to average assets	5.01	5.04	5.32	5.22	4.75
Regulatory capital ratio (5)	5.43	5.43	5.88	5.90	5.76
Operating expense to average assets	0.068	0.088	0.070	0.062	0.061

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Assets and Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2011	2010	2010	2011	2010	2010

Total Assets	$71,326	$67,796	$71,631	$70,745	$73,315	$69,367
Mission Asset Activity:
Advances (principal)	27,721	32,270	29,512	28,521	33,440	31,382
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	7,394	8,948	7,701	7,535	9,102	8,616
Mandatory Delivery Contracts (notional)	253	59	92	112	62	105
Total Mortgage Purchase Program	7,647	9,007	7,793	7,647	9,164	8,721
Letters of Credit (notional)	5,387	3,586	6,799	6,173	3,898	5,174
Total Mission Asset Activity	$40,755	$44,863	$44,104	$42,341	$46,502	$45,277

The first three months of 2011 brought a continuation of the trends in our financial condition experienced after Mission Asset Activity peaked in the fourth quarter of 2008. Overall Mission Asset balances were negatively impacted by ongoing effects of the economic recession of 2007-2009, the financial crisis of 2008-2009, the relatively weak economic recovery, and the extraordinary liquidity programs that the federal government continues to provide. Our business is cyclical and Mission Asset Activity normally declines in difficult economic conditions when members demand for funding normally decreases and their liquidity is ample.

Total assets were nearly constant between the end of 2010 and March 31, 2011. Mission Asset Activity--composed of Advances, Letters of Credit, and the Mortgage Purchase Program--was $40.8 billion at March 31, 2011, down $3.3 billion (eight percent) from the end of 2010 and down $4.1 billion (nine percent) from a year ago. The average balance of Mission Asset Activity experienced similar reductions.

Continuation of a relatively weak economic recovery brought slow growth in new consumer, mortgage and commercial loans, which resulted in members' on-going subdued demand for Advances in the first quarter. In addition, significant government funding and liquidity programs continued to be available to members, which further reduced Advance demand in the first quarter of 2011, a trend that began two years ago. The government's activities were led by the Federal Reserve System and its quantitative easing programs, which resulted in the banking system holding an extremely large amount of excess reserves. We would expect to see increased Advance demand when improvements occur in economic conditions, the Federal Reserve System's monetary policy tightens, or the government's liquidity programs wind down.

The decrease in the available lines in the Letters of Credit program at March 31, 2011 compared to year-end 2010 was due mostly to lower usage by a few large members.

The principal balance of mortgage loans held for portfolio (the Mortgage Purchase Program) decreased in the first three months of 2011 due to the ongoing difficulties in the housing and mortgage markets negatively impacting the volume of origination and refinancing of mortgage loans that some members could sell to the FHLBank. In addition, we limited the amount of loans purchased from certain sellers as we transitioned to an enhanced credit support structure in the first quarter.

Despite the challenging economic and housing environment and lower overall Mission Asset Activity, we continued to fulfill our mission of providing reliable and attractively priced wholesale funding to our members. As of March 31, 2011, members funded on average almost four percent of their assets with Advances, the penetration rate was relatively stable with almost 80 percent of members holding Mission Asset Activity, and the number of active sellers and participants in the Mortgage Purchase Program remained strong.

Other Assets
The balance of investments at March 31, 2011 was $32.1 billion, a decrease of four percent, or $1.2 billion, from year-end 2010. Total investments at the end of the quarter included $11.4 billion of mortgage-backed securities and $20.7 billion of liquidity instruments, which are generally held to support members' funding needs, protect against the potential inability to access capital markets for debt issuances, and augment earnings. Only one percent ($0.1 billion) of the mortgage-backed securities held were private-label mortgage-backed securities (triple-A rated), while 99 percent were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. Agency. None of the FHLBank's investments were considered to be other-than-temporarily impaired on any date.

Capital
Capital adequacy continued to be strong, exceeding all minimum regulatory capital requirements. On March 31, 2011, GAAP capital stood at $3.5 billion. The amount of GAAP and regulatory capital changed less than one percent between the end of 2010 and March 31, 2011. The GAAP capital-to-assets ratio at March 31, 2011 was 4.95 percent, while the regulatory capital-to-assets ratio was 5.43 percent. Both rates were well above the regulatory required minimum of 4.00 percent. (Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.)

Retained earnings were $445 million at March 31, 2011, an increase of $7 million (two percent) from year-end 2010. Retained earnings are well above the FHLBank's assessment of the minimum amount needed to protect against unforeseen earnings losses and impairment risk of capital stock. The business and market environments were conducive to generating sufficient earnings to allow us to continue paying stockholders a competitive dividend return in the first quarter of 2011 while also increasing retained earnings. Retained earnings have increased in each quarter since 2001.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2011	2010	2010

Net income	$42	$43	$164
Affordable Housing Program accrual	5	5	20
Return on average equity (ROE)	4.80%	4.98%	4.67%
Return on average assets	0.24	0.24	0.24
Weighted average dividend rate	4.50	4.50	4.38
Average 3-month LIBOR	0.31	0.26	0.34
Average overnight Federal funds effective rate	0.15	0.13	0.18
ROE spread to 3-month LIBOR	4.49	4.72	4.33
Dividend rate spread to 3-month LIBOR	4.19	4.24	4.04
ROE spread to Federal funds effective rate	4.65	4.85	4.49
Dividend rate spread to Federal funds effective rate	4.35	4.37	4.20

In the first quarter of 2011, our business continued to generate a competitive level of profitability for stockholders' capital investment in the FHLBank. The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the competitiveness of return on their capital investment. These spreads continued to be significantly above market benchmarks and very favorable compared to long-term historical levels. We paid stockholders a 4.50 percent annualized cash dividend in the first quarter.

During the first quarter of 2011, $5 million was added for future use in the Affordable Housing Program, continuing the trend of adding to the available funds since the inception of the program in 1990.

The similar operating results and profitability for the periods shown reflected a relatively stable interest rate environment, balance sheet, and risk exposure. Negative factors that each moderately impacted net income were as follows:

▪	a decrease in earnings from funding assets with interest-free capital, as assets continued to reprice into the historically low interest rate environment;

▪	lower Mortgage Purchase Program balances, which normally earn wider spreads than most other assets;

▪	an increase in the provision for Mortgage Purchase Program credit losses; and

▪	slightly higher operating expenses.

Several positive factors offset these negative factors, including:

▪	lower interest expense resulting from retiring a significant amount of relatively high-cost Consolidated Obligation Bonds before their final maturities throughout 2010 and the first quarter of 2011;

▪	lower net amortization expense;

▪	a moderate increase in market risk exposure; and

▪	normal changes in the market values of derivatives.

The impact of each of these factors was moderate between the first quarter of 2010 and the first quarter of 2011.

Business Outlook and Update on Risk Factors and Exposure

This section summarizes and updates from the Form 10-K filing our major current risk exposures and the current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Strategic/Business Risk
We cannot predict the future trend of Advance demand because it depends on, among other things, the evolution of the economy, conditions in the general and housing markets, the state of the government's liquidity programs, and the willingness and ability of financial institutions to expand lending. When improvements occur in economic conditions, such as expansion of members' loan demand from a stronger recovery, tightening in the Federal Reserve System's monetary policy, or winding down of the government's liquidity programs, we would expect to experience increases in Advance demand. However, without these improvements, it will be a challenge to replace the expected paydowns over the next several years of sizeable Advances ($5.8 billion) currently held by nonmembers.

Our strategy for the Mortgage Purchase Program is for moderate growth, with a prudent limit on the Program's size relative to capital to help ensure exposure to market and credit risk remains consistent with our conservative risk management principles. However, because most current sellers are smaller community-based members and because of the continuing stresses in the housing markets, the Program's balances could experience declines in the short- to intermediate-term until market and business environments return to more normal conditions. We will continue to emphasize the business model of recruiting community financial institution members to the Program and increasing the number of regular sellers.

Liquidity and Funding Risk
The pricing and resulting member usage of our products and services depends significantly on the FHLBank System's comparative advantage in funding, due largely to its GSE status. This status is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) and Standard & Poor's currently and historically have assigned the System's Obligations the highest ratings available (triple-A). These two rating agencies also assign our FHLBank the highest counterparty and deposit ratings available. Our liquidity position remained strong with ample asset liquidity, as did the overall ability to fund operations through Consolidated Obligation issuances on terms and costs suitable for business operations. Although there can be no assurances, the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends is considered to be very remote.

On April 18, 2011, Standard & Poor's, while affirming its triple-A rating on long-term United States (U.S.) government debt, revised its outlook from stable to negative based on the overall debt burden of the U.S. government and related fiscal challenges in reducing the federal budget deficit. As a result, on April 20, 2011, Standard & Poor's affirmed its triple-A rating on the FHLBank System Consolidated Obligations, but revised its outlook on the System's debt issuances from stable to negative. Standard & Poor's also affirmed its triple-A rating of our long-term counterparty credit rating, but revised its outlook from stable to negative. These ratings actions reflect Standard & Poor's revision of the outlook on the long-term sovereign credit rating on the U.S. from stable to negative. In the application of Standard & Poor's Government Related Entities criteria, our ratings and the ratings of the FHLBank System are constrained by the long-term sovereign rating of the U.S. To the extent this rating action increases our cost of funds, it may adversely impact our results of operations, financial condition and the value of membership. As of the date of this report, the ratings action has had little if any noticeable impact on the System's debt costs or access to capital markets.

Under current spending and revenue streams, the U.S. will exhaust the statutory debt limit in the next several months. If Congress does not increase the debt limit, the Treasury would have no remaining borrowing authority once the debt limit is reached and a broad range of government payments would have to be stopped. If the Treasury is not able to make interest payments on U.S. debt and meet other obligations, disruptions may occur in the capital markets which could result in higher interest rates and borrowing costs for the FHLBanks. To the extent that the System cannot access capital markets funding when needed on acceptable terms, our financial condition and results of operations and the value of FHLBank membership may be negatively impacted.

Market Risk
Market risk exposure was moderate and consistent with long-term historical ranges, although in the fourth quarter of 2010 and continuing in the first quarter of 2011 exposure to higher interest rates increased. We expect our business will continue to generate a competitive return on member stockholders' capital investment, except potentially in the most extreme cases of greater market and business risks.

Credit Risk
We continue to have a minimal amount of residual credit risk exposure related to our credit services (Advances and Letters of Credit), purchases of investments, and transactions in derivatives and a moderate amount of credit risk exposure related to the Mortgage Purchase Program. Based on analysis of credit risk exposures and application of GAAP, we required no loss reserve for Advances and considered no investments to be other-than-temporarily impaired as of March 31, 2011. We believe our policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivatives counterparties continue to mitigate our credit risk exposure on these instruments.

Credit risk exposure in the Mortgage Purchase Program has increased, reflecting the sharp decline in home prices in many areas of the country since 2006 and resulting increase in loan defaults. Although the allowance for credit losses in the Program grew to $14.2 million during the first quarter of 2011, we believe that the portfolio's credit risk will remain moderate. However, in an adverse scenario of further large reductions in home prices and sustained elevated levels of unemployment, credit losses experienced in the portfolio could sharply increase.

Capital Adequacy
On February 28, 2011, all the Federal Home Loan Banks entered into a Joint Capital Enhancement Agreement (the “Agreement”) that will bolster each FHLBank's capital adequacy. The Agreement provides that upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a Restricted Retained Earnings Account (the “Account”). REFCORP is anticipated to be satisfied as early as mid-2011. The 20 percent reserve allocation to the Account is similar to what has been required under REFCORP. Each FHLBank is required to build its Account to an amount equal to one percent of the most recent-quarter's average carrying value (excluding certain fair value adjustments) of its share of Consolidated Obligations. Amounts in the Account are not permitted to be paid to stockholders as dividends. The Agreement does not limit the ability of any FHLBank to use its retained earnings not in the Account to pay dividends. Based on historical earnings levels, we expect that it will take many years to achieve the one percent requirement.

Although we have always maintained compliance with our capital requirements, the Agreement will enhance risk mitigation by building a larger capital buffer to absorb unexpected losses, if any, that we may experience. Therefore, the Agreement is expected to result in additional protection against impairment risk to stockholders' capital investment. We believe the Agreement will also provide even greater certainty to investors regarding the FHLBank's ability to pay principal and interest on Consolidated Obligations, augment the stability of members' returns on their capital investment, and strengthen the long-term viability of the Affordable Housing Program, which will receive increased contributions as a result of the change.

The Agreement further requires that each FHLBank submit an application to the Finance Agency for approval to amend its Capital Plan or capital plan submission, as applicable, consistent with the terms of the Agreement. As of the date of this report, we are considering amending our Capital Plan to incorporate the terms of the Agreement, which would include, among other things, possible revisions to termination provisions and mechanics of the separate restricted retained earnings account time period.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Effect of Economy and Financial Markets on Mission Asset Activity

The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District (comprised of Kentucky, Ohio, and Tennessee); conditions in the financial, credit, mortgage, and housing markets; interest rates; and competitive alternatives to our products such as retail deposits and other sources of wholesale funding. The economic recovery, to date, from the recession and financial crisis has been relatively weak by historical standards. Among other indications, gross domestic product has grown only modestly since the end of the recession, loan growth at financial institutions has been sluggish, unemployment rates have not fallen significantly, the housing market continues to be distressed, and many of our members continue to experience financial difficulties that are making them hesitant to increase lending. To the extent these conditions continue, we expect Advance activity across our membership to remain slow.

The relatively weak economic recovery has resulted in minimal growth in new consumer, mortgage and commercial loans, which has reduced members' demand for Advances. From December 31, 2009 to December 31, 2010 (the most recent data period available), members' aggregate loan portfolios grew only $3.8 billion (0.7 percent) while their aggregate deposit balances increased $20.5 billion (three percent). We believe these trends did not materially change during the first quarter of 2011.

Also continuing to negatively affect demand for our credit services is the substantial liquidity being made available to depository institutions by the federal government in an attempt to stimulate economic growth, extending a practice that began in late 2008. The government's activities are being led by the Federal Reserve System and its quantitative easing programs, which have resulted in an historic expansion of its balance sheet and in the banking system holding extremely large and unprecedented levels of excess reserves.

In addition, many financial institutions, as well as other companies, appear uncertain as to future economic and business conditions and the effect of still-evolving changes in the financial regulatory environment. We believe this uncertainty is also constraining economic activity and, therefore, our Advance demand.

The economy also negatively affected Mortgage Purchase Program balances in the first three months in 2011, as the ongoing difficulties in the mortgage and housing markets continued to result in relatively subdued refinancings of mortgage loans and modest amounts of new loan originations.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following tables present key market interest rates (obtained from Bloomberg L.P.).

	Quarter 1 2011		Year 2010		Quarter 1 2010
	Average	Ending	Average	Ending	Average	Ending
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.15	0.10	0.18	0.13	0.13	0.09

3-month LIBOR	0.31	0.30	0.34	0.30	0.26	0.29
2-year LIBOR	0.89	1.00	0.93	0.79	1.15	1.18
5-year LIBOR	2.32	2.47	2.17	2.17	2.70	2.73
10-year LIBOR	3.54	3.58	3.26	3.38	3.78	3.82

2-year U.S. Treasury	0.67	0.83	0.69	0.60	0.91	1.02
5-year U.S. Treasury	2.10	2.28	1.92	2.01	2.42	2.55
10-year U.S. Treasury	3.44	3.47	3.20	3.30	3.70	3.83

15-year mortgage current coupon (1)	3.46	3.48	3.14	3.43	3.55	3.62
30-year mortgage current coupon (1)	4.26	4.33	3.98	4.15	4.40	4.52

15-year mortgage note rate (2)	4.12	4.09	4.10	4.20	4.38	4.34
30-year mortgage note rate (2)	4.85	4.86	4.69	4.86	5.00	4.99

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lenders' mortgage rates surveyed and published by Freddie Mac.

The interest rate environment was relatively stable in the first three months of 2011 compared to 2010 and it remained, on a net basis, favorable for our FHLBank's results of operations. In the first quarter of 2011, short-term rates remained at historic lows while intermediate- and long-term rates showed a generally modest upward trend. The Federal Reserve maintained overnight Federal funds target and effective rates between zero and 0.25 percent in the first quarter, with other short-term rates generally consistent with their historical relationships to Federal funds.

The rate environment has been a net benefit to our earnings and profitability because yield curves continue to be very steep, which has increased gains from a moderate amount of short funding of longer-term assets and provided us the opportunity to retire many Consolidated Bonds before their final maturities and replace them with lower cost Obligations. However, the rate environment over the last several years has also harmed profitability to the extent it coincided with lower Mission Asset Activity resulting from weak economic growth.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2011		December 31, 2010		March 31, 2010
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$10,881	39%	$10,917	37%	$13,041	40%
Other	156	1	288	1	185	1
Total	11,037	40	11,205	38	13,226	41

Fixed-Rate:
REPO	750	3	2,266	8	586	2
Regular Fixed Rate	5,650	20	5,620	19	7,183	22
Putable (2) (3)	6,592	24	6,658	22	6,883	21
Convertible (2) (3)	1,282	4	1,356	5	2,331	7
Amortizing/Mortgage Matched	2,222	8	2,165	7	1,868	6
Other	188	1	242	1	193	1
Total	16,684	60	18,307	62	19,044	59

Other Advances	—	—	—	—	—	—
Total Advances Principal	$27,721	100%	$29,512	100%	$32,270	100%

Letters of Credit (notional)	$5,387		$6,799		$3,586

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.

(3)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The trends of lower Advance balances experienced in 2009 and 2010 continued in the first three months of 2011. The principal balance of Advances at March 31, 2011 was down $1,791 million (six percent) from year-end 2010, and the average principal balance was $28,521 million. Of the decrease from year-end 2010, only $33 million was due to paydowns from former members. Most of the decrease in Advance balances occurred in the short-term REPO program, which normally is the most volatile Advance program.

Members sharply reduced their available lines in the Letters of Credit program in the first three months of 2011. The lines were down $1,412 million (21 percent), principally due to decreased activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers.

(Dollars in millions)
March 31, 2011			December 31, 2010
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

U.S. Bank, N.A.	$7,315	26%	U.S. Bank, N.A.	$7,315	25%
PNC Bank, N.A. (1)	3,999	14	PNC Bank, N.A. (1)	4,000	14
Fifth Third Bank	1,536	6	Fifth Third Bank	1,536	5
Western-Southern Life Assurance Co.	1,241	4	Western-Southern Life Assurance Co.	1,225	4
RBS Citizens, N.A. (1)	1,007	4	RBS Citizens, N.A. (1)	1,007	3
Total of Top 5	$15,098	54%	Total of Top 5	$15,083	51%
(1)Former member.

The composition of the top five Advance borrowers did not change between year-end 2010 and March 31, 2011. Advances continued to be concentrated among a small number of members, with the concentration ratio to the top five borrowers fluctuating in the range of 50 to 65 percent in the last several years. As indicated in the table above, a substantial portion of Advances to our top five borrowers are held by nonmembers.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2011	December 31, 2010
Average Advances-to-Assets for Members
Assets less than $1.0 billion (681 members)	3.88%	4.12%
Assets over $1.0 billion (58 members)	3.12%	3.54%
All members	3.82%	4.07%

The overall Advance usage ratio declined in the first three months of 2011 (0.25 percentage points), with the rate of decline slightly faster from members having more than $1.0 billion of assets. This continued the trend of the last several years.

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

The table below shows principal paydowns and purchases for the first three months of 2011.

(In millions)	Mortgage Purchase Program Principal
Balance at December 31, 2010	$7,701
Principal purchases	248
Principal paydowns	(555)
Balance at March 31, 2011	$7,394

The principal loan balance in the Mortgage Purchase Program decreased $307 million (four percent) from year-end 2010 to March 31, 2011. The "Executive Overview" discusses the reasons for the decline in Program balances. We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. The $555 million of principal paydowns in the first three months of 2011 equated to a 23 percent annual constant prepayment rate, almost the same rate as 2010's 22 percent. The Program’s composition of balances, by loan type and original final maturity, did not change materially in the first three months of 2011 compared to 2010.

As in prior years, yields earned in the first quarter of 2011 on new mortgage loans in the Program, relative to funding costs, offered acceptable risk-adjusted returns due in part to the steep Consolidated Obligation yield curve.

Investments

We hold a substantial amount of investments in order to provide liquidity, enhance earnings available for dividends or retained earnings, help manage market risk, and, in the case of mortgage-backed securities, help support the housing market. We hold short-term liquidity investments and longer-term mortgage-backed securities. In the first quarter of 2011, as in 2010, we continued to maintain balances in liquidity investments, which normally have short-term maturities, at relatively high levels compared to our long-term historical experience. This reflected both our compliance with regulatory and business liquidity requirements and our desire to offset a portion of earnings lost from the sharp declines in Advance balances over the last several years.

The book balance of the liquidity portfolio averaged $21,956 million in the first three months of 2011, compared to $16,358 million in all of 2010. The balance at March 31, 2011 was $20,675 million compared to $21,654 million at December 31, 2010. At March 31, 2011, liquidity investments consisted of Federal funds sold, certificates of deposit, securities purchased under agreements to resell, U.S. Treasury securities, short-term debt of Fannie Mae and Freddie Mac, and guaranteed debentures issued by the Federal Deposit Insurance Corporation under the Temporary Liquidity Guarantee Program.

The book balance of the mortgage-backed securities portfolio at March 31, 2011 was $11,402 million compared to $11,657 million at December 31, 2010. These amounts represented multiples of regulatory capital slightly below the regulatory limit of three times. At March 31, 2011, the mortgage-backed securities portfolio consisted of $9,895 million of securities issued by Fannie Mae or Freddie Mac (all of which were fixed-rate pass-through securities and fixed-rate collateralized mortgage obligations), $1,435 million of floating-rate securities issued by the National Credit Union Administration, $70 million of fixed-rate private-label mortgage-backed securities, and $2 million of securities issued by Ginnie Mae.

The table below shows principal paydowns and purchases for mortgage-backed securities for the first three months of 2011.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2010	$11,591
Principal purchases	801
Principal paydowns	(1,055)
Balance at March 31, 2011	$11,337

The $1,055 million of principal paydowns in the first three months of 2011 equated to a 31 percent annual constant prepayment rate, almost the same rate as in 2010. As in prior years, yields earned in the first quarter of 2011 on new mortgage-backed securities, relative to funding costs, offered acceptable risk-adjusted returns due in part to the steep Consolidated Obligation yield curve.

See the "Credit Risk-Investments" section of "Quantitative and Qualitative Disclosures About Risk Management" for information on the credit quality of the investments portfolio.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2011		December 31, 2010
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$35,164	$33,689	$35,008	$27,918
Discount	(4)	(5)	(5)	(4)
Total Consolidated Discount Notes	35,160	33,684	35,003	27,914
Consolidated Bonds:
Unswapped fixed-rate	19,986	20,718	21,256	23,677
Unswapped adjustable-rate	—	—	—	852
Swapped fixed-rate	10,041	9,864	9,294	9,974
Total Par Consolidated Bonds	30,027	30,582	30,550	34,503
Other items (1)	128	141	147	148
Total Consolidated Bonds	30,155	30,723	30,697	34,651
Total Consolidated Obligations (2)	$65,315	$64,407	$65,700	$62,565

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $765,980 and $796,374 at March 31, 2011 and December 31, 2010, respectively.

We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and most liquidity investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). We fund long-term assets principally with unswapped fixed-rate Bonds to manage market risk exposure. The slight decrease in total Consolidated Obligations in the first three months of 2011 corresponded to the $305 million decrease in total assets and the relatively stable amount of deposits and capital.

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. The spreads and volatility of the spreads were at levels comparable to historical averages in the first three months of 2011.

Deposits

Members' deposits with us are a relatively minor source of low-cost funding. As shown on the “Average Balance Sheet and Rates” table in “Results of Operations,” the average balance of total interest bearing deposits in the first three months of 2011 was $1,419 million, a decrease of $370 million (21 percent) from the average balance in the first three months of 2010. Total interest bearing deposits at March 31, 2011 were $1,323 million, a decrease of $115 million (eight percent) from year-end 2010. Changes in deposit balances can be affected by the actions of a few larger members. Deposit balances fell over the last year despite members' substantial increase in excess reserves and their stagnant loan demand. We believe this may be due to the substantially higher interest rates that the Federal Reserve currently offers on member deposits compared to those we can offer at acceptable profitability.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy in using derivatives to manage market risk exposure in the first three months of 2011.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Three Months Ended		Year Ended
	March 31, 2011		December 31, 2010
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,096	$3,095	$3,092	$3,093
Mandatorily Redeemable Capital Stock	331	339	357	413
Regulatory Capital Stock	3,427	3,434	3,449	3,506
Retained Earnings	445	455	438	436
Regulatory Capital	$3,872	$3,889	$3,887	$3,942

GAAP and Regulatory Capital-to-Assets Ratio	Three Months Ended		Year Ended
	March 31, 2011		December 31, 2010
	Period End	Average	Period End	Average
GAAP	4.95%	5.01%	4.92%	5.08%
Regulatory	5.43	5.50	5.43	5.68

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

Our capital was relatively stable in the first three months of 2011. The amount of regulatory capital changed only $15 million from the end of 2010 to March 31, 2011. Similarly, the average and ending ratios for regulatory financial leverage did not change materially in the first quarter of 2011 compared to the average and ending ratios in 2010. The $26 million decrease in mandatorily redeemable capital stock in the first three months of 2011 was due to $20 million of repurchases from one member that had requested redemption of its excess stock balance and $6 million of repurchases from former members.

The table below shows the amount of excess capital stock.

(In millions)	March 31, 2011	December 31, 2010
Excess capital stock (Capital Plan definition)	$1,263	$1,192
Cooperative utilization of capital stock	$166	$179
Mission Asset Activity capitalized with cooperative capital stock	$4,156	$4,483

Because Advance balances decreased in the first three months of 2011, the amount of excess capital stock increased and the amount of capital stock members cooperatively utilized in accordance with our Capital Plan decreased. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock used cooperatively) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, we have exceeded the regulatory threshold and, therefore, have been required to pay cash dividends. Until Advances grow substantially again, we expect to continue paying cash dividends.

Retained earnings at March 31, 2011 totaled $445 million, an increase of $7 million from the end of 2010. Retained earnings have increased in each quarter since 2001.

Membership and Stockholders

On March 31, 2011, we had 739 member stockholders. During the first quarter of 2011, seven new members became stockholders and three members merged into other Fifth District members, producing a net gain of four member stockholders. Membership changes are a normal and ongoing part of our business operations. We will continue to recruit institutions eligible for membership in order to maintain and expand our customer base, with the focus continuing on insurance companies and credit unions. In the first three months of 2011, there were no material changes in the allocation of membership by state, charter type, or asset size.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2011 and 2010. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2011		2010
	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$70	5.88%	$68	5.79%
Provision for credit losses	(2)	(0.22)	—	—
Net interest income after provision for credit losses	68	5.66	68	5.79
Net gains on derivatives and hedging activities	5	0.43	2	0.17
Other non-interest (loss) income	(1)	(0.10)	2	0.14
Total non-interest income	4	0.33	4	0.31
Total revenue	72	5.99	72	6.10
Total other expense	(14)	(1.19)	(13)	(1.12)
Assessments	(16)	(b)	(16)	(b)
Net income	$42	4.80%	$43	4.98%

(a)    The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.
(b)    The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.

The similar operating results and profitability for the two periods shown reflected a relatively stable interest rate environment, balance sheet size and composition, and risk exposure, which are the major overall factors that can affect operating results.

Net Interest Income

Components of Net Interest Income

The following table shows the major components of net interest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(Dollars in millions)	2011		2010
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$59	0.34%	$54	0.30%
Net (amortization)/accretion (1) (2)	(3)	(0.01)	(5)	(0.02)
Prepayment fees on Advances, net (2)	—	—	2	0.01
Total net interest rate spread	56	0.33	51	0.29
Earnings from funding assets with interest-free capital	14	0.07	17	0.09
Total net interest income/net interest margin (3)	$70	0.40%	$68	0.38%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

Net interest income increased $2 million from that in the first quarter of 2010. An improvement in the net interest rate spread was largely offset by decreased earnings from interest-earning assets.

Earnings From Capital. Earnings generated from funding interest-earning assets with interest-free capital fluctuate when asset yields change. The $3 million decrease in earnings from capital was due to the continuing trend of reductions in market interest rates, particularly in long-term rates, which lowered yields on many of our assets. As shown in the "Average Balance Sheet and Rates" table, the average yield on earning assets fell 0.22 percentage points from the first quarter of 2010 to the first quarter of 2011.

Net Amortization/Accretion. Net amortization/accretion includes recognition of premiums and discounts paid on purchased mortgage assets and of premiums, discounts and concessions paid on most Consolidated Bonds. Changes in net amortization can be, and in the past have been, substantial because movements in interest rates affect actual and projected mortgage prepayment speeds and decisions to retire ("call") Bonds before their maturity. The change in net amortization in the first quarter was modest ($2 million) and was due mostly to a decrease in amortization of Bond concessions as we called fewer Bonds in the first quarter of 2011 than in the first quarter of 2010.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Prepayments in one period do not necessarily indicate a trend that will continue in future periods. Although Advance prepayment fees can be, and in the past have been, significant, they were small in the first quarters of 2011 and 2010.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of the net interest rate spread increased by $5 million (nine percent). Several factors, discussed below in estimated order of impact from largest to smallest, were primarily responsible for the change in earnings from other components.

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: In the last nine months of 2010 and the first three months of 2011, reductions in intermediate- and long-term interest rates enabled us to call over $9.0 billion of unswapped Bonds, most of which funded mortgage assets, before their final maturities and to replace them with new Consolidated Obligations, most at substantially lower interest rates. By contrast, the amount of mortgage paydowns in this period, which we reinvested in assets with lower rates, was substantially less ($6.8 billion) than the amount of Bonds called.

▪
Decrease in financial leverage due to lower balances of Advances and mortgage assets-Unfavorable: The average book balance of interest-earnings assets declined by $2.5 billion between the first quarter of 2010 and the first quarter of 2011. The decrease occurred from a $5.0 billion decrease in Advances and a $1.6 billion decrease in the Mortgage Purchase Program, partially offset by an increase in liquidity investments. Because our mortgage assets normally have substantially wider spreads than Advances, the reduction in earnings from the lower balance of mortgage assets was larger than that from the decrease in Advances.

▪
Increase in market risk exposure-Favorable: In the last six months of 2010 and the first three months of 2011, we took measured actions to rebalance market risk exposure, primarily by increasing funding of longer-term mortgage assets with shorter-term Consolidated Obligations. Because of the steep Consolidated Bond yield curve, these actions raised earnings.

▪    Lower net spreads on new mortgage assets-Unfavorable: In the last nine months of 2010 and the first three months of 2011, we purchased $4.6 billion of new mortgage assets. Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgages that paid down.

Average Balance Sheet and Rates
The following table provides average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin between the three months ended March 31, 2010 and the three months ended March 31, 2011 occurred primarily from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$29,156	$61	0.85%	$34,186	$73	0.87%
Mortgage loans held for portfolio (2)	7,615	91	4.86	9,188	112	4.95
Federal funds sold and securities purchased under resale agreements	8,252	3	0.15	8,862	3	0.13
Interest-bearing deposits in banks (3) (4)	5,903	4	0.24	5,966	3	0.19
Mortgage-backed securities	11,400	109	3.87	11,531	134	4.71
Other investments	8,214	9	0.46	3,286	1	0.12
Loans to other FHLBanks	3	—	0.12	4	—	0.09
Total earning assets	70,543	277	1.59	73,023	326	1.81
Less: allowance for credit losses on mortgage loans	13			—
Other assets	215			292
Total assets	$70,745			$73,315
Liabilities and Capital
Term deposits	$240	—	0.28	$140	—	0.46
Other interest bearing deposits (4)	1,179	—	0.04	1,649	—	0.03
Short-term borrowings	33,684	12	0.14	26,691	7	0.10
Unswapped fixed-rate Consolidated Bonds	20,781	185	3.61	25,134	242	3.90
Unswapped adjustable-rate Consolidated Bonds	—	—	—	1,000	—	0.07
Swapped Consolidated Bonds	9,942	6	0.23	13,470	3	0.09
Mandatorily redeemable capital stock	339	4	5.05	495	6	4.53
Other borrowings	—	—	—	2	—	0.21
Total interest-bearing liabilities	66,165	207	1.26	68,581	258	1.52
Non-interest bearing deposits	12			7
Other liabilities	1,026			1,243
Total capital	3,542			3,484
Total liabilities and capital	$70,745			$73,315

Net interest rate spread			0.33%			0.29%
Net interest income and net interest margin (5)		$70	0.40%		$68	0.38%
Average interest-earning assets to interest-bearing liabilities			106.62%			106.48%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were no non-accrual loans for the periods displayed.
(3)
Includes certificates of deposit and bank notes that are classified as available-for-sale securities, based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity for available-for-sale securities.

(4)
The average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(5)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

The average rate on both total earning assets and interest-bearing liabilities decreased, with the total net interest rate spread increasing modestly by 0.04 percentage points. The decrease in average rate for total assets and liabilities was driven by lower average rates on long-term assets and long-term liability accounts, which include mortgage loans held for portfolio, mortgage-backed securities, and unswapped fixed-rate Consolidated Bonds. This reflects the trend in the last several years of sharply lower intermediate- and long-term market rates; as the long-term assets and liabilities mature or are paid down over time, new long-term assets and liabilities are put on the balance sheet at lower rates, which cumulatively builds over time to reduced portfolio rates.

Short-term rates were relatively stable. The Federal Reserve had dropped the overnight Federal funds rate to its current level by the end of 2008 and has held it at approximately zero to 0.25 percent since then, and short-term LIBOR has been within a narrow range since mid 2009. Many of our short-term and adjustable-rate assets and liabilities have rates tied to these two market indices. Most accounts comprised primarily of short-term or adjustable-rate instruments increased slightly in average rate because, even though short-term rates did not change significantly, they did exhibit some normal modest fluctuations up and down as market conditions changed. The rate on other investments increased 0.34 percentage points because in the second half of 2010 and first quarter of 2011 we purchased a substantial amount of short-term liquidity investments that had slightly longer final maturities than the typical liquidity investment.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

	Three Months Ended
(In millions)	March 31, 2011 over 2010
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(11)	$(1)	$(12)
Mortgage loans held for portfolio	(19)	(2)	(21)
Federal funds sold and securities purchased under resale agreements	—	—	—
Interest-bearing deposits in banks	—	1	1
Mortgage-backed securities	(2)	(23)	(25)
Other investments	3	5	8
Loans to other FHLBanks	—	—	—
Total	(29)	(20)	(49)
Increase (decrease) in interest expense
Term deposits	—	—	—
Other interest-bearing deposits	—	—	—
Short-term borrowings	2	3	5
Unswapped fixed-rate Consolidated Bonds	(40)	(17)	(57)
Unswapped adjustable-rate Consolidated Bonds	—	—	—
Swapped Consolidated Bonds	(1)	4	3
Mandatorily redeemable capital stock	(2)	—	(2)
Other borrowings	—	—	—
Total	(41)	(10)	(51)
Increase (decrease) in net interest income	$12	$(10)	$2

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the effect of using derivatives on net interest income. The table does not show the effect on earnings from the non-interest components of derivatives related to market value adjustments; this is provided in the next section “Non-Interest Income and Non-Interest Expense.”

	Three Months Ended March 31,
(In millions)	2011	2010
Advances:
Net interest settlements included in net interest income	$(94)	$(119)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	21	44
Decrease to net interest income	$(73)	$(75)

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

Use of derivatives results in a much closer match of actual cash flows between assets and liabilities than would occur otherwise, which, as designed, reduces market risk exposure. It can also lower earnings when short-term rates are lower than intermediate- and long-term rates (as is normally the case) if the reduction in net interest income from Advance-related derivatives exceeds the increase in net interest income from Bond-related derivatives. This was the case in the first three months of both 2011 and 2010, primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. The reduction in earnings from using derivatives was acceptable because it enabled us to significantly lower market risk exposure.

Provision for Credit Losses

In the first three months of 2010, we recorded no provision for credit losses. We began to record a provision for credit losses on loans in the Mortgage Purchase Program in the third quarter of 2010, based on actual losses and our projection of incurred losses estimated to result in charge-offs. In the first three months of 2011, we recorded an additional $2 million provision for credit losses on loans in the Program based on an assessment of additional incurred losses that have occurred as a result of further declines in historical home prices and an increase in foreclosure rates. The allowance for credit losses increased by $2 million in the first quarter based on charge-offs of less than $1 million and the provision. At March 31, 2011, the allowance for credit losses was $14 million. For further information, see the "Credit Risk-Mortgage Purchase Program" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense.

(Dollars in millions)	Three Months Ended March 31,
	2011	2010
Other Income
Net gains on derivatives and hedging activities	$5	$2
Other non-interest (loss) income, net	(1)	2
Total other income	$4	$4

Other Expense
Compensation and benefits	$8	$8
Other operating expense	4	3
Finance Agency	1	1
Office of Finance	1	1
Total other expense	$14	$13
Average total assets	$70,745	$73,315
Average regulatory capital	3,889	3,986
Total other expense to average total assets (1)	0.08%	0.07%
Total other expense to average regulatory capital (1)	1.47	1.33

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The $3 million decrease in other non-interest (loss) income was mostly due to unrealized market value losses on trading securities. Total other expenses had a nominal change. The ratio of other expense to regulatory capital increased 0.14 percentage points due to the $1 million increase in other expense and a $97 million decrease in average regulatory capital. Overall, we continue to maintain a sharp focus on controlling operating costs.

Detail on Net Gains on Derivatives and Hedging Activities

	Three Months Ended March 31,
(In millions)	2011	2010
Net gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$6	$1
Losses on derivatives not receiving hedge accounting	—	(1)
Mortgage loans:
(Losses) gains on derivatives not receiving hedge accounting	(3)	1
Consolidated Obligation Bonds:
Gains on fair value hedges	—	1
Gains on derivatives not receiving hedge accounting	2	—
Total net gains on derivatives and hedging activities	$5	$2

The amount of income volatility in derivatives and hedging activities in the two periods was modest and consistent with the close hedging relationships of our derivative transactions. The change in net gains on derivatives and hedging activities primarily represented unrealized market value adjustments, which resulted from the modest changes in interest rates and the amortization of market value gains. For both periods, the market value adjustments as a percentage of notional derivatives principal were less than 0.03 percentage points.

REFCORP and Affordable Housing Program Assessments

The dollar amount and impact of assessments on profitability were similar in the three months ended March 31, 2011 and 2010, reflecting the small difference in net income between the two periods. In the first three months of 2011, assessments totaled $16 million, which reduced ROE by 1.79 percentage points. In the first three months of 2010, assessments also totaled $16 million, which reduced ROE by 1.87 percentage points.

Segment Information

Note 17 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. It is important to note that we manage financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes each segment's operating results.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended March 31, 2011
Net interest income after provision for credit losses	$44	$24	$68
Net income	$28	$14	$42
Average assets	$63,108	$7,637	$70,745
Assumed average capital allocation	$3,159	$383	$3,542
Return on Average Assets (1)	0.18%	0.72%	0.24%
Return on Average Equity (1)	3.64%	14.39%	4.80%

Three Months Ended March 31, 2010
Net interest income	$42	$26	$68
Net income	$24	$19	$43
Average assets	$64,084	$9,231	$73,315
Assumed average capital allocation	$3,045	$439	$3,484
Return on Average Assets (1)	0.15%	0.83%	0.24%
Return on Average Equity (1)	3.17%	17.54%	4.98%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net income and ROE from the first three months of 2010 to the first three months of 2011 reflected the calls of Consolidated Bonds that funded mortgage-backed securities and their replacement with lower cost debt as well as a moderate increase in market risk exposure. These factors were partially offset by lower earnings from capital and the decrease in average balances on Advances and mortgage-backed securities. See the discussion above in “Components of Net Interest Income.” The market risk exposure from mortgage-backed securities in the Traditional Member Finance segment is diluted by that segment's Advances and liquidity investments, which each have a small amount of residual market risk.

Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be at a substantial level over market interest rates, while not significantly raising market risk and maintaining moderate credit risk despite the establishment of a loan loss reserve. In 2011, the Program averaged 11 percent of total average assets but accounted for 32 percent of earnings. The 3.2 percentage points decrease in the Program's ROE reflected the $2 million increase in the provision for credit losses and lower spreads on new loans in the Program compared to spreads earned on assets that paid down. This was offset partially by replacing called Bonds funding Program loans with lower cost debt, an increase in market risk exposure, and a reduction in net amortization.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Market risk exposure is the risk that net income and the value of stockholders' capital investment in the FHLBank may decrease, and that profitability may be uncompetitive, as a result of unexpected changes and volatility in the market environment and business conditions. Along with business/strategic risk, market risk is normally one of our largest residual risks. We attempt to manage market risk exposure within a prudent range while earning a competitive return on members' capital stock investment.

Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables, as presented in the following tables for various parallel, instantaneous and permanent interest rate shocks. Average results are compiled using data for each month-end. Given the very low level of rates, the down rate shocks are nonparallel scenarios, with short-term rates decreased less than long-term rates so that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date
Market Value of Equity	$3,861	$3,895	$3,949	$3,997	$3,833	$3,603	$3,375
% Change from Flat Case	(3.4)%	(2.6)%	(1.2)%	—	(4.1)%	(9.9)%	(15.6)%
2010 Full Year
Market Value of Equity	$3,849	$3,894	$3,978	$4,113	$4,141	$4,017	$3,846
% Change from Flat Case	(6.4)%	(5.3)%	(3.3)%	—	0.7%	(2.3)%	(6.5)%

Month-End Results
March 31, 2011
Market Value of Equity	$3,881	$3,919	$3,966	$3,993	$3,818	$3,584	$3,349
% Change from Flat Case	(2.8)%	(1.9)%	(0.7)%	—	(4.4)%	(10.2)%	(16.1)%
December 31, 2010
Market Value of Equity	$3,832	$3,870	$3,944	$4,021	$3,882	$3,661	$3,434
% Change from Flat Case	(4.7)%	(3.8)%	(1.9)%	—	(3.5)%	(9.0)%	(14.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date	0.0	(0.4)	(1.1)	2.4	5.7	6.6	6.9
2010 Full Year	(1.5)	(1.9)	(3.0)	(2.9)	1.8	4.2	4.7

Month-End Results
March 31, 2011	0.2	(0.2)	(0.5)	2.8	5.8	6.7	6.9
December 31, 2010	(0.5)	(1.2)	(2.0)	1.7	5.1	6.5	6.8

In the first three months of 2011, as in prior years, market risk exposure was moderate, within policy limits, and was consistent with long-term historical average exposure. The average market risk exposure for the first three months of 2011 indicated more exposure to higher interest rates compared to the average exposure of 2010 and 2009 and was similar to the exposure at year-end 2010.

Market yield curves currently are unusually steep. Although market risk exposure could be considered to be significant under the up 300 basis points parallel rate shock, we believe that this scenario, in which short-term rates would be less than four percent while long-term mortgage rates would be eight percent or higher, has a smaller chance of occurring at this time than a scenario in which short-term rates increase more than long-term rates. In the latter scenario of substantially higher rates and a more normal shaped yield curve, the market value and duration metrics indicate that market risk exposure would be materially less than under the up 300 basis points parallel shock. In addition, earnings projections, in scenarios of both parallel and nonparallel rate movements in which long-term rates increase 300 basis points, indicate that over a five-year period profitability relative to short-term rate levels would be volatile but remain competitive. Finally, even an up 300 basis points parallel interest rate shock would leave the market value of equity to the par value of capital stock at, or slightly above, 100 percent.

Based on analysis of all of our market risk metrics, including simulations of earnings trends, we expect that profitability will remain competitive unless interest rates changed by extremely large amounts. We believe that our profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by 400 hundred basis points or more combined with short-term rates increasing to at least eight percent. These extreme changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables or our business model.

Market Capitalization Ratios
The following table presents the market capitalization ratio for the current (flat rate) interest rate environment.

	March 31, 2011	December 31, 2010
Market Value of Equity to Par Value of Regulatory Capital Stock	117%	117%

The ratio of the market value of equity to the par value of regulatory capital stock excludes retained earnings in the denominator and therefore shows the ability of the market value of equity to protect the value of stockholders' investment in our company. To the extent the ratio differs from 100 percent, it can represent potential real economic gains or losses, unrealized opportunity benefits or costs, temporary fluctuations in asset or liability prices, or market value remaining under a company liquidation under which all assets were sold and all liabilities were terminated or transferred. The ratio does not completely measure the value of our company as a going concern because it does not consider franchise value, future new business activity, future risk management strategies, or the net profitability of assets after funding costs.

Because the ratio was above 100 percent and relatively stable in the first three months of 2011, it helps support the assessment that we have a moderate amount of market risk exposure. Currently the ratio is at a favorable (high) level, due primarily to the fact that retained earnings currently comprise 13 percent of regulatory capital stock.

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

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date	(18.4)%	(13.3)%	(6.5)%	—	(11.5)%	(29.7)%	(48.1)%
2010 Full Year	(22.8)%	(18.4)%	(11.1)%	—	2.7%	(6.4)%	(19.3)%

Month-End Results
March 31, 2011	(17.4)%	(11.6)%	(4.9)%	—	(13.3)%	(32.9)%	(53.0)%
December 31, 2010	(20.7)%	(15.9)%	(8.2)%	—	(9.0)%	(25.5)%	(42.8)%

These measures indicate that the market risk exposure of the mortgage assets portfolio had similar directional trends across interest rate shocks as those of the entire balance sheet. We believe that the mortgage assets portfolio has a moderate amount of market risk exposure that is consistent with our conservative risk philosophy, cooperative business model, and the risk exposure accepted by investing in mortgage assets. As expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet. At March 31, 2011, the portfolio's risk exposure was similar to the long-term historical average profile.

Use of Derivatives in Market Risk Management
In addition to issuing long-term Consolidated Bonds, an important way that we manage and hedge market risk exposure is by engaging in derivatives transactions, primarily interest rate swaps. Our hedging and risk management strategies in using derivatives did not change in the first three months of 2011 compared to historical strategies, nor were there changes in the accounting treatment of new or existing derivative hedge transactions that materially impacted our results of operations. Because of this, and the fact that total assets were relatively stable in the first three months of 2011 compared to the end of 2010, the notional principal balances of derivatives did not change materially in this period versus the end of 2010.

Capital Adequacy

Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each of our regulatory capital requirements, the primary requirement being that the regulatory capital-to-assets ratio must exceed 4.00 percent. This ratio averaged 5.50 percent in the first three months of 2011 and ended the first quarter at 5.43 percent. Given a constant amount of regulatory capital as of March 31, 2011, total assets could increase by $25.5 billion before the capital-to-assets ratio would fall to 4.00 percent. This growth in assets is unlikely to occur, and if it did, additional amounts of capital would be required under our Capital Plan.

Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. The range is from $140 million to $285 million, with a target level of $170 million. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. On March 31, 2011, we had $445 million of retained earnings.

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite ongoing deterioration in the credit conditions of many of our members and in the value of some pledged collateral, which began in 2008, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first three months of 2011. We base this assessment on the following factors:

▪	a conservative approach to collateralizing credit services that results in significant over-collateralization;

▪	close monitoring of members' financial conditions and repayment capacities;

▪	a risk-focused process for reviewing and verifying the quality, documentation, and administration of pledged loan collateral;

▪	significant upward adjustments on collateral margins assigned to almost all of the subprime and nontraditional mortgages pledged as collateral; and

▪	a history of never experiencing a credit loss or delinquency on any Advance.
Because of these factors, we have never established a loan loss reserve for Advances. We expect to collect all amounts due according to the contractual terms of Advances and Letters of Credit.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. One of our most important policies is that each member must overcollateralize its borrowings and must maintain borrowing capacity in excess of its credit outstanding. As of March 31, 2011, the over-collateralization resulted in total collateral pledged of $149.1 billion with total borrowing capacity of $96.4 billion. Lower borrowing capacity results because we apply Collateral Maintenance Requirements (CMRs) to discount the value of pledged collateral in order to recognize market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

The table below identifies the allocation of total pledged collateral (unadjusted for CMRs) at March 31, 2011 and December 31, 2010. The collateral allocation did not change materially between these two dates. At March 31, 2011, 80 percent of collateral was related to residential mortgage lending in single family loans and home equity lines.

	March 31, 2011		December 31, 2010
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)
Single family loans	60%	$89.1	62%	$93.4
Home equity loans/lines of credit	20	29.5	19	28.0
Commercial real estate	11	16.2	10	15.5
Bond securities	7	11.0	7	10.6
Multi-family loans	2	2.9	2	2.5
Farm real estate	(a)	0.4	(a)	0.5
Total	100%	$149.1	100%	$150.5

(a)	Less than one percent of total pledged collateral.

We assign each member one of four levels of collateral status, listed in order of least restrictive to most restrictive: Blanket, Securities, Listing, and Physical Delivery. We determine each member's collateral status based on a credit rating (described below) that reflects our view of the member's current financial condition, capitalization, level of problem assets, and other credit risk factors. Blanket collateral status, which does not require the member to provide loan level detail on pledged loans, is assigned to approximately 85 percent of members and borrowing nonmembers, over 90 percent of single family mortgage loan collateral and commercial real estate collateral, and almost all home equity loan collateral. All bond securities are under physical delivery collateral status.

Applying CMRs results in conservative adjustments of borrowing capacity for all collateral types. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally subjected to higher CMRs. The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged as of March 31, 2011. The ranges of lendable values are expressed as percentages of collateral market value and exclude subprime and nontraditional mortgage loan collateral. Loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information.

Lending Values Applied to Collateral
Blanket Status
Single family loans	67-83%
Multi-family loans	41-53%
Home equity loans/lines of credit	37-63%
Commercial real estate	44-56%
Other loan collateral	51-69%

Listing Status/Physical Delivery
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	93-100%
U.S. agency MBS/CMOs	88-96%
Private-label MBS/CMOs	63-80%
Commercial mortgage-backed securities	49-83%
Single family loans	70-83%
Other government-guaranteed loans	91%
Multi-family loans	49-63%
Home equity loans/lines of credit	53-69%
Commercial real estate	53-67%

Subprime and Nontraditional Mortgage Loan Collateral. Based on our collateral reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately eight percent of pledged collateral meets the definition of “nontraditional.” These percentages have remained steady over the last several years.

We apply significantly upward adjustments to the standard CMRs on almost all collateral identified as subprime and/or nontraditional mortgages. We also apply separate adjustments to CMRs for pledged private-label residential mortgage-backed securities for which there is available information on subprime loan collateral. No security known to have more than one-third subprime collateral is eligible for pledge to support additional credit borrowings.

Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The analysis focuses on asset quality, financial performance, earnings quality, liquidity, and capital adequacy. The credit ratings are used in conjunction with other measures of the credit risk posed by members and pledged collateral, as described above, in managing credit risk exposure of Advances. A lower internal credit rating can cause us to 1) decrease the institution's borrowing capacity via higher CMRs, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral to us in custody, and/or 4) prompt us to more closely and/or frequently monitor the institution using several established processes.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure. The lower the numerical rating, the higher our assessment of the member's credit quality. A “4” rating is our assessment of the lowest level of satisfactory performance.

(Dollars in billions)
March 31, 2011			December 31, 2010
	All Members and Borrowing Nonmembers			All Members and Borrowing Nonmembers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	387	$51.4	1-3	394	$50.7
4	190	36.5	4	186	32.5
5	72	4.7	5	72	4.7
6	54	1.4	6	53	1.8
7	46	2.4	7	43	1.9
Total	749	$96.4	Total	748	$91.6

Many members continue to be adversely affected by the last recession, the housing crisis, and the weak economic recovery, with a resulting significant downward trend since 2007 in member credit ratings. As of March 31, 2011, 172 members and borrowing nonmembers (23 percent of the total) had credit ratings of 5 or below, with $8.5 billion of borrowing capacity. The ratings allocations did not change materially between the end of 2010 and March 31, 2011.

Member Failures, Closures, and Receiverships. There were no member failures in our District in the first three months of 2011.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is moderate. We base this assessment on the following factors:

▪	various credit enhancements for conventional loans, which generally protect us against losses to a 50 percent loss severity on each loan;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively moderate (albeit increasing) overall amount of delinquencies and defaults experienced when compared to national averages;

▪	approximately only $2 million of program-to-date charge-offs through March 31, 2011;

▪
our estimate that $14 million of additional losses have been incurred in the Program as of March 31, 2011, as recognized in our allowance for credit losses, which represent less than 0.24 percentage points of unpaid principal balance of conventional mortgages; and

▪
financial analysis suggesting that future credit losses will not materially harm capital adequacy and will not significantly affect profitability except in the most extreme conditions for mortgage defaults.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores at origination for the conventional loan portfolio. There was little change in the FICO® distribution in the first three months of 2011 compared with prior periods.

FICO® Score (1)	March 31, 2011	December 31, 2010
< 620	—%	—%
620 to < 660	4	4
660 to < 700	11	11
700 to < 740	20	20
>= 740	65	65

Weighted Average	750	750

(1)	Represents the original FICO® score.

The following tables show loan-to-value ratios for conventional loans based on values estimated at the origination dates and current values estimated at the noted periods. The estimated current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	March 31, 2011	December 31, 2010	Loan-to-Value	March 31, 2011	December 31, 2010
<= 60%	20%	20%	<= 60%	25%	27%
> 60% to 70%	18	18	> 60% to 70%	16	17
> 70% to 80%	54	54	> 70% to 80%	25	28
> 80% to 90%	5	5	> 80% to 90%	20	16
> 90%	3	3	> 90% to 100%	7	6
			> 100%	7	6
Weighted Average	70%	70%	Weighted Average	72%	71%

High loan-to-value ratios, in which homeowners have little or no equity at stake, are key drivers in many mortgage delinquencies and defaults. Loan-to-value ratios deteriorated modestly in the first three months of 2011, especially for loans with current estimated loan-to-value ratios of between 80 and 90 percent. At March 31, 2011, 14 percent of loans were estimated to have current loan-to-value ratios above 90 percent, up from three percent at origination, despite national average housing prices falling by more than 25 percent since 2006. There has been a more substantial increase in the percentage of loans with current loan-to-value ratios between 80 and 90 percent, from five percent at origination to 20 percent at March 31, 2011. Further significant reductions in home prices could move the ratios on these loans above 100 percent and increase defaults.

Based on the available data, we believe we have little exposure to loans in the Program considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account. The Lender Risk Account is funded by the FHLBank as a portion of the purchase proceeds to cover expected credit losses. The amount of loss claims against the Lender Risk Account in the first three months of 2011 was approximately $1 million. The balance of the Lender Risk Account was $44 million at both March 31, 2011 and December 31, 2010. See also Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The Mortgage Purchase Program has had a moderate amount of delinquencies and foreclosures. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate. The national average is based on a nationally recognized delinquency survey. Over the past few years, delinquency/foreclosure rates on both our conventional and FHA loans have increased substantially but continued to be well below the national averages. We expect this to continue to be the case.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2011	December 31, 2010
Early stage delinquencies - unpaid principal balance (1)	$98	$94
Serious delinquencies - unpaid principal balance (2)	88	78
Early stage delinquency rate (3)	1.6%	1.5%
Serious delinquency rate (4)	1.5	1.2
National average serious delinquency rate (5)	4.6	4.6

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)	National average of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data at year-end 2010.

As of March 31, 2011, high risk loans, measured by FICO® scores and loan-to-value ratios, had experienced relatively moderate serious delinquencies (delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $235 million of conventional principal balances with FICO® scores below 660 and current loan-to-values less than 100 percent, $13 million (six percent) were seriously delinquent. Of the $387 million of conventional principal balances with FICO® scores above 660 and current loan-to-values above 100 percent, $26 million (seven percent) were seriously delinquent. Finally, of the $33 million of conventional principal balances with FICO® scores below 660 and current loan-to-values above 100 percent, $4 million (13 percent) were seriously delinquent. We believe these data support our view that the overall portfolio is comprised of high quality loans.

Credit Risk Exposure to Insurance Providers. Some of our conventional loans carry primary mortgage insurance (PMI) as a credit enhancement feature. The following table presents information on credit risk exposure to PMI providers for our conventional loans as of March 31, 2011, if a PMI provider fails to fulfill its claims payment obligations to us. There is $4 million of PMI in force on $13 million of loans that are seriously delinquent; we currently expect that only a fraction of these loans will result in loss claims to us.

(In millions)			Seriously Delinquent Loans with Primary Mortgage Insurance
Insurance Provider	Credit Rating (1)	Credit Rating Outlook (1)	Unpaid Principal Balance (2)	Maximum Coverage Outstanding (3)
Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$4	$1
Genworth Residential Mortgage Insurance Corporation (Genworth)	BB+	Negative	2	1
United Guaranty Residential Insurance	BBB	Stable	2	1
Republic Mortgage Insurance	BB+	Negative	2	1
Radian Guaranty, Inc.	B+	Negative	2	—
All Others	B to BBB		1	—
Total			$13	$4
(1)    Represents the lowest credit rating and outlook of Standard & Poor's, Moody's, or Fitch Advisory Services stated in terms of the Standard & Poor's equivalent, as of March 31, 2011.
(2)    Represents the unpaid principal balance of conventional loans 90 days or more delinquent or in the process of foreclosure with PMI in effect at time of origination. Insurance coverage may be discontinued once a certain loan-to-value ratio is met.
(3)    Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

Another credit enhancement feature is Supplemental Mortgage Insurance (SMI) purchased from Genworth and MGIC. Since February 1, 2011, we no longer use SMI as a credit enhancement for new business; however, we have outstanding SMI coverage through Genworth and MGIC. We discontinued committing new business with MGIC in 2008, although 50 percent of our outstanding loans have SMI underwritten by MGIC. We subject both SMI providers to a standard credit underwriting analysis. Both providers have experienced weakened financial condition in the last several years. The lowest credit rating from NRSROs is B+ for MGIC and BB+ for Genworth, with both on negative outlook. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to fulfill any of their insurance coverage on defaulting loans, our exposure to the providers over the life of the loans would be an estimated $50 million. In a more adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims, our exposure to the providers over the life of the loans would be an estimated $80 million. At this time, we do not expect any of the providers to fail to fulfill their insurance contracts. Over time, as existing business in the Mortgage Purchase Program pays off and is replaced with new business which does not rely on SMI, the exposure to the two providers will diminish.

Credit Losses. The data presented above in this section are aggregated, which provides useful information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including primary mortgage insurance (for individual loans), the Lender Risk Account, and supplemental mortgage insurance. Although the overwhelming majority of pools have not experienced credit losses, and are not projected to except under extremely stressful economic conditions including further home price declines, some pools have experienced credit losses beginning in 2010.

The credit losses and estimated incurred losses within Program have resulted from the distressed housing market since 2006 in which home prices in many areas have declined sharply and from the increase in the unemployment rate. Some of our mortgage pools have a concentration of loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices and resulting delinquencies. We purchased most of these loan pools from a former member that stopped selling us mortgage loans in 2007. Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses of approximately 50 percent, the magnitude of the declines in home prices and delinquencies in some areas has resulted in losses in some of the mortgage pools that have exhausted credit enhancements. When a mortgage pool's credit enhancements are exhausted, the FHLBank realizes any additional loan losses in that pool.

In addition to the analysis performed to determine the allowance for credit losses as discussed in Note 9 of the Notes to Unaudited Financial Statements, we perform analysis using recognized third-party credit and prepayment models to estimate potential ranges of credit risk exposure over the loans in the Program. We believe that future credit losses will be moderate except in the most unlikely adverse scenarios for home prices or unemployment rates, under which a substantial amount of additional losses could occur over the life of the mortgages. Even under reasonably possible adverse scenarios for home prices (and assuming the SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease the overall profitability of the FHLBank or annual dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices we estimate that our credit losses would increase by $5 million to $22 million per year over the next five years, which would decrease annual return on equity by 0.12-0.58 percentage points.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

(In millions)	March 31, 2011
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$855	$2,875	$3,730
Certificates of deposit	—	3,950	1,350	5,300
Total unsecured liquidity investments	—	4,805	4,225	9,030
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (1)	1,875	—	—	1,875
U.S. Treasury obligations	2,102	—	—	2,102
Government-sponsored enterprises (2)	5,879	—	—	5,879
TLGP (3)	1,789	—	—	1,789
Total guaranteed/secured liquidity investments	11,645	—	—	11,645
Total liquidity investments	$11,645	$4,805	$4,225	$20,675

	December 31, 2010
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,930	$2,550	$5,480
Certificates of deposit	—	4,715	1,075	5,790
Total unsecured liquidity investments	—	7,645	3,625	11,270
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (1)	2,950	—	—	2,950
U.S. Treasury obligations	1,905	—	—	1,905
Government-sponsored enterprises (2)	4,518	—	—	4,518
TLGP (3)	1,011	—	—	1,011
Total guaranteed/secured liquidity investments	10,384	—	—	10,384
Total liquidity investments	$10,384	$7,645	$3,625	$21,654

(1)	Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties.

(2)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

(3)	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

We believe these investments were purchased from counterparties who have a strong ability to repay principal and interest. At March 31, 2011, 56 percent of our liquidity investments were purchased from counterparties that provide explicit guarantees from the U.S. government (Treasuries and TLGP securities), that are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell).

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

In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs continue to receive the highest senior debt ratings available from NRSROs, which are based in part on their backing by the U.S. government, although the U.S. government does not explicitly guarantee Fannie Mae or Freddie Mac securities. Nonetheless, we believe the conservatorships lower the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.

As indicated in Note 5 of the Notes to Unaudited Financial Statements, at March 31, 2011, our GSE mortgage-backed securities had a total book value of $9,895 million and an estimated net unrealized gain totaling $272 million, which resulted in a market value of 103 percent of its book value. The market value gain reflects the lower overall level of mortgage rates at March 31, 2011, compared to when the securities were originated, and elevated market prices on GSE mortgage-backed securities. The elevated market prices are commonly attributed to the combination of the high demand for mortgage-related securities (including from the Federal Reserve), the view of market participants that GSE mortgage-backed securities have little if any credit risk, and a relative lack of supply of new mortgage securities.

Mortgage-Backed Securities Issued by Other Government Agencies. Beginning in the fourth quarter of 2010 and continuing in the first quarter of 2011, we invested in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. At March 31, 2011, their book value totaled $1,434 million, with an estimated net market value gain of $2 million. We believe that the strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities. The following table presents the unpaid principal balance and fair value of our portfolio of private-label mortgage-backed securities. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.” At March 31, 2011, the five private-label mortgage-backed securities had a book value of $70 million, a reduction of $18 million from the end of 2010.

(Dollars in millions)	Investment Rating	Fair Value	Unpaid Principal Balance	Fair Value as a Percent of Unpaid Principal Balance
March 31, 2011	AAA	$71	$70	101.6%
December 31, 2010	AAA	90	88	102.1

Unlike GSE and agency mortgage-backed securities, our holdings of private-label mortgage-backed securities expose us to credit risk because the issuers do not guarantee principal and interest payments. We believe our private-label securities are composed of high quality mortgages and have had, and will continue to have, a minimal amount of credit risk. Each security carries increased credit subordination (as shown in the following table), is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003 or earlier, and has a strong credit performance history with an average serious delinquency rate of only 1.34 percent at March 31, 2011. The portfolio's average original FICO® score was 741 and its average current estimated loan-to-value ratio is 47 percent.

The following table summarizes the credit support of the private-label mortgage-backed securities, which significantly exceeds collateral delinquencies.

	Original Weighted-Average Credit Support	Current Weighted- Average Credit Support	Minimum Current Credit Support (1)	Weighted Average Collateral Delinquency (2)	Maximum Current Collateral Delinquency (1) (2)
Private-label mortgage-backed securities
March 31, 2011	5.0%	8.7%	6.0%	1.34%	2.43%
December 31, 2010	5.0	8.9	5.9	0.85	2.19

(1)	Represents percentage applicable to an individual security holding within the private-label mortgage-backed securities portfolio.

(2)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

Based on these factors, we have not considered any of these investments to be other-than-temporarily impaired on any date.

Derivatives
Credit Risk Exposure. The table below presents, as of March 31, 2011, the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	7,005	1	—	1
A	14,171	9	(6)	3
Member institutions (2)	253	—	—	—
Total	$21,429	$10	$(6)	$4

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents, as of March 31, 2011 and December 31, 2010, counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding. Although we cannot predict if we will realize credit or market risk losses from any of our derivatives counterparties, we continue to have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

(In millions)
March 31, 2011				December 31, 2010
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Barclays Bank PLC	AA	$4,861	$—	Barclays Bank PLC	Aa/AA	$4,866	$—
Credit Suisse International	A	3,434	—	Credit Suisse International	A	3,030	—
Morgan Stanley Capital Services	A	2,319	—	Morgan Stanley Capital Services	A	2,414	—
All others (10 counterparties)	A to Aa/AA	10,341	3	All others (11 counterparties)	A to Aa/AA	9,618	2
Total		$20,955	$3	Total		$19,928	$2

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

Our liquidity position remained strong in the first three months of 2011 and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt or pay competitive dividends is very remote. Beginning in the second half of 2010 and continuing in the first quarter of 2011, we enhanced asset liquidity, and earnings, by investing in short-term U.S. Treasury securities and GSE discount notes.

As shown on the Statements of Cash Flows, in the first three months of 2011, our share of participations in debt issuances totaled $230.1 billion for Discount Notes and $2.7 billion for Consolidated Bonds. The System's triple-A debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

We must meet both operational and contingency liquidity requirements. We satisfy the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity. In practice, we tend to hold over 20 days of positive liquidity and the amount of liquidity over these days tended to average in the range of $4 billion to $6 billion during the first quarter of 2011.

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

Contingency Liquidity Requirement (in millions)	March 31, 2011	December 31, 2010
Total Contingency Liquidity Reserves (1)	$34,359	$35,292
Total Requirement (2)	(10,538)	(13,268)
Excess Contingency Liquidity Available	$23,821	$22,024

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

Deposit Reserve Requirement (in millions)	March 31, 2011	December 31, 2010
Total Eligible Deposit Reserves	$30,349	$29,755
Total Member Deposits	(1,323)	(1,438)
Excess Deposit Reserves	$29,026	$28,317

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2011. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2010, and changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$9,095	$10,619	$3,630	$6,683	$30,027
Operating leases (include premises and equipment)	1	2	1	—	4
Mandatorily redeemable capital stock	3	43	285	—	331
Commitments to fund mortgage loans	253	—	—	—	253
Pension and other postretirement benefit obligations	2	3	4	17	26
Total Contractual Obligations	$9,354	$10,667	$3,920	$6,700	$30,641

(1)    Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at March 31, 2011. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2010, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$5,250	$50	$32	$55	$5,387
Standby bond purchase agreements	33	366	—	—	399
Consolidated Obligations traded, not yet settled	21	350	—	120	491
Total off-balance sheet items	$5,304	$766	$32	$175	$6,277

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk during the first three months of 2011.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.        Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2011, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of March 31, 2011, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2011, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors.

Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.

Item 6.    Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of May 2011.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Senior Vice President - Chief Accounting and Technology Officer (principal financial officer)

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