Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Cincinnati
filed 2011-08-10
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
☒ Yes   ☐ No

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
☐ Yes   ☒ No

As of July 31, 2011, the registrant had 31,177,250 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$1,802,114	$197,623
Interest-bearing deposits	157	108
Securities purchased under agreements to resell	1,700,000	2,950,000
Federal funds sold	2,360,000	5,480,000
Investment securities:
Trading securities	7,105,053	6,402,781
Available-for-sale securities	3,839,603	5,789,736
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2011 and December 31, 2010, respectively, that may be repledged) (a)	12,934,943	12,691,545
Total investment securities	23,879,599	24,884,062
Advances	29,172,490	30,181,017
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	7,561,038	7,782,140
Less: allowance for credit losses on mortgage loans	14,800	12,100
Mortgage loans held for portfolio, net	7,546,238	7,770,040
Accrued interest receivable	124,546	132,355
Premises, software, and equipment, net	9,956	10,441
Derivative assets	3,539	2,499
Other assets	19,265	23,117
TOTAL ASSETS	$66,617,904	$71,631,262
LIABILITIES
Deposits:
Interest bearing	$1,210,657	$1,437,671
Non-interest bearing	13,909	14,756
Total deposits	1,224,566	1,452,427
Consolidated Obligations, net:
Discount Notes	32,915,704	35,003,280
Bonds (includes $2,231,866 and $0 at fair value under fair value option at June 30, 2011 and December 31, 2010)	28,052,221	30,696,791
Total Consolidated Obligations, net	60,967,925	65,700,071
Mandatorily redeemable capital stock	323,698	356,702
Accrued interest payable	171,851	190,728
Affordable Housing Program payable	81,750	88,037
Payable to REFCORP	9,165	11,002
Derivative liabilities	199,561	227,982
Other liabilities	85,490	81,785
Total liabilities	63,064,006	68,108,734
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); 31,131 and 30,924 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	3,113,063	3,092,377
Retained earnings	448,214	437,874
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(353)	(264)
Pension and postretirement plans benefits	(7,026)	(7,459)
Total accumulated other comprehensive loss	(7,379)	(7,723)
Total capital	3,553,898	3,522,528
TOTAL LIABILITIES AND CAPITAL	$66,617,904	$71,631,262

(a)	Fair values: $13,302,931 and $13,019,799 at June 30, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Advances	$57,899	$72,036	$118,564	$143,098
Prepayment fees on Advances, net	729	1,094	1,230	3,213
Interest-bearing deposits	98	230	257	389
Securities purchased under agreements to resell	385	752	1,564	1,102
Federal funds sold	1,060	3,617	3,003	6,055
Trading securities	10,798	31	19,181	940
Available-for-sale securities	2,248	2,791	5,629	5,356
Held-to-maturity securities	104,442	137,542	214,107	271,600
Mortgage loans held for portfolio	85,300	103,899	176,475	215,940
Loans to other FHLBanks	2	2	3	3
Total interest income	262,961	321,994	540,013	647,696
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	6,437	10,003	18,102	16,455
Consolidated Obligations - Bonds	186,159	243,092	376,703	488,272
Deposits	133	389	409	678
Loans from other FHLBanks	—	—	—	1
Mandatorily redeemable capital stock	3,690	4,615	7,904	10,134
Total interest expense	196,419	258,099	403,118	515,540
NET INTEREST INCOME	66,542	63,895	136,895	132,156
Provision for credit losses	1,119	—	3,678	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	65,423	63,895	133,217	132,156
OTHER (LOSS) INCOME:
Service fees	396	433	802	855
Net (losses) gains on trading securities	(7,278)	8	(10,594)	(217)
Net realized losses from sale of available-for-sale securities	—	(90)	—	(90)
Net realized gains from sale of held-to-maturity securities	6,019	6,450	6,019	6,450
Net losses on Consolidated Obligation Bonds held under fair value option	(427)	—	(538)	—
Net gains (losses) on derivatives and hedging activities	98	(3,074)	5,164	(1,118)
Other, net	1,038	1,015	2,848	2,450
Total other (loss) income	(154)	4,742	3,701	8,330
OTHER EXPENSE:
Compensation and benefits	7,508	6,972	15,561	14,535
Other operating	3,502	3,466	7,299	6,900
Finance Agency	1,336	897	2,234	1,902
Office of Finance	768	659	1,769	1,481
Other	420	289	802	534
Total other expense	13,534	12,283	27,665	25,352
INCOME BEFORE ASSESSMENTS	51,735	56,354	109,253	115,134
Affordable Housing Program	4,626	5,072	9,751	10,433
REFCORP	9,165	10,256	19,644	20,940
Total assessments	13,791	15,328	29,395	31,373
NET INCOME	$37,944	$41,026	$79,858	$83,761

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Six Months Ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable
	Shares	Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total Capital

BALANCE, DECEMBER 31, 2009	30,635	$3,063,473	$411,782	$(8,108)	$3,467,147
Proceeds from sale of capital stock	651	65,124			65,124
Net shares reclassified to mandatorily redeemable capital stock	(76)	(7,561)			(7,561)
Comprehensive income:
Net income			83,761		83,761
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(178)	(178)
Pension and postretirement benefits				451	451
Total comprehensive income					84,034
Dividends on capital stock:
Cash			(72,191)		(72,191)
BALANCE, JUNE 30, 2010	31,210	$3,121,036	$423,352	$(7,835)	$3,536,553

BALANCE, DECEMBER 31, 2010	30,924	$3,092,377	$437,874	$(7,723)	$3,522,528
Proceeds from sale of capital stock	207	20,698			20,698
Net shares reclassified to mandatorily redeemable capital stock	—	(12)			(12)
Comprehensive income:
Net income			79,858		79,858
Other comprehensive income:
Net unrealized losses on available-for-sale securities				(89)	(89)
Pension and postretirement benefits				433	433
Total comprehensive income					80,202
Dividends on capital stock:
Cash			(69,518)		(69,518)
BALANCE, JUNE 30, 2011	31,131	$3,113,063	$448,214	$(7,379)	$3,553,898

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$79,858	$83,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,067	12,102
Change in net fair value adjustment on derivative and hedging activities	80,481	122,910
Net change in fair value adjustments on trading securities	10,594	217
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	538	—
Other adjustments	(2,350)	(6,360)
Net change in:
Accrued interest receivable	7,849	11,986
Other assets	3,373	1,781
Accrued interest payable	(17,549)	(77,915)
Other liabilities	(3,673)	(17,226)
Total adjustments	86,330	47,495
Net cash provided by operating activities	166,188	131,256

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	37,864	(83,313)
Securities purchased under agreements to resell	1,250,000	(1,400,000)
Federal funds sold	3,120,000	(3,235,000)
Premises, software, and equipment	(851)	(1,156)
Trading securities:
Net (increase) decrease in short-term	(707,959)	3,800,000
Proceeds from maturities of long-term	157	121
Available-for-sale securities:
Net decrease in short-term	1,950,065	2,769,910
Held-to-maturity securities:
Net increase in short-term	(1,096,664)	(380)
Proceeds from maturities of long-term	1,742,772	1,738,213
Proceeds from sale of long-term	231,748	213,620
Purchases of long-term	(1,126,906)	(1,743,805)
Advances:
Proceeds	113,345,178	114,961,988
Made	(112,407,844)	(111,651,036)
Mortgage loans held for portfolio:
Principal collected	855,095	817,466
Purchases	(642,698)	(251,281)
Net cash provided by investing activities	6,549,957	5,935,347

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

FINANCING ACTIVITIES:
Net decrease in deposits and pass-through reserves	$(228,561)	$(499,707)
Net payments on derivative contracts with financing elements	(84,591)	(84,847)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	326,110,807	288,929,500
Bonds	8,453,290	10,667,974
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(328,198,046)	(286,598,980)
Bonds	(11,082,717)	(16,808,976)
Proceeds from issuance of capital stock	20,698	65,124
Payments for redemption of mandatorily redeemable capital stock	(33,016)	(286,981)
Cash dividends paid	(69,518)	(72,191)
Net cash used in financing activities	(5,111,654)	(4,689,084)
Net increase in cash and cash equivalents	1,604,491	1,377,519
Cash and cash equivalents at beginning of the period	197,623	1,807,343
Cash and cash equivalents at end of the period	$1,802,114	$3,184,862
Supplemental Disclosures:
Interest paid	$425,063	$542,735
AHP payments, net	$16,038	$15,102
REFCORP assessments paid	$21,481	$22,873

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2011 are not necessarily indicative of operating results for the full year.

The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Presentation of Comprehensive Income. On June 16, 2011, the Financial Accounting Standards Board (FASB) issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single statement or in two consecutive statements. This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) and should be applied retrospectively for all periods presented. Early adoption is permitted. The FHLBank plans to elect the two-statement approach beginning on January 1, 2012. The adoption of this guidance is expected to be limited to the presentation of its financial statements.

Fair Value Measurement and Disclosure Convergence. On May 12, 2011, the FASB and the International Accounting Standards Board issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other standards within GAAP or International Financial Reporting Standards; these amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank) and should be applied prospectively. The adoption of this guidance may result in increased financial statement disclosures, but is not expected to have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank). This guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The FHLBank does not believe the adoption of this guidance will have a material effect on its financial condition, results of operations, and cash flows.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. This guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. The required disclosures were effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank) and applied retrospectively to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. The adoption of this amended guidance did not materially affect the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Major Security Types.

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	June 30, 2011	December 31, 2010
	Fair Value	Fair Value
U.S. Treasury obligations	$1,228,499	$1,904,834
Government-sponsored enterprises *	5,874,286	4,495,516
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,268	2,431
Total	$7,105,053	$6,402,781

*
Consists of either debt securities issued and effectively guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) which have the backing of the U.S. government, although they are not obligations of the U.S. government, and/or debt securities issued by Federal Farm Credit Bank (FFCB).

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Six Months Ended June 30,
	2011	2010
Net (losses) gains on trading securities held at period end	$(6,708)	$12
Net losses on securities matured during the period	(3,886)	(229)
Net losses on trading securities	$(10,594)	$(217)

Note 4 - Available-for-Sale Securities

Major Security Types.

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$3,340,000	$1	$(344)	$3,339,657
Other *	499,956	—	(10)	499,946
Total	$3,839,956	$1	$(354)	$3,839,603

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$5,790,000	$28	$(292)	$5,789,736

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

All securities outstanding with gross unrealized losses at June 30, 2011 have been in a continuous unrealized loss position for less than 12 months.

Redemption Terms.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	June 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,839,956	$3,839,603	$5,790,000	$5,789,736

Interest Rate Payment Terms.

Table 4.3 - Available-for-Sale Securities with Additional Interest Rate Payment Terms (in thousands)

	June 30, 2011	December 31, 2010
Amortized cost of available-for-sale securities:
Fixed-rate	$3,839,956	$5,790,000

Realized Gains and Losses. The FHLBank did not sell any securities out of its available-for-sale portfolio during the six months ended June 30, 2011. The FHLBank received (in thousands) $854,910 in proceeds and realized (in thousands) $90 in gross losses and no gross gains from the sale of available-for-sale securities during the six months ended June 30, 2010.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	June 30, 2011
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises *	$22,132	$2	$—	$22,134
State or local housing agency obligations	2,750	—	(336)	2,414
TLGP **	2,103,782	448	(137)	2,104,093
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,382,056	1,772	(457)	1,383,371
Government-sponsored enterprise residential mortgage-backed securities ****	9,365,641	388,705	(22,994)	9,731,352
Private-label residential mortgage-backed securities	58,582	989	(4)	59,567
Total mortgage-backed securities	10,806,279	391,466	(23,455)	11,174,290
Total	$12,934,943	$391,916	$(23,928)	$13,302,931

	December 31, 2010
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises *	$22,108	$—	$(1)	$22,107
State or local housing agency obligations	2,955	—	(148)	2,807
TLGP **	1,011,260	33	(142)	1,011,151
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	910,284	—	(1,502)	908,782
Government-sponsored enterprise residential mortgage-backed securities ****	10,656,957	367,285	(39,050)	10,985,192
Private-label residential mortgage-backed securities	87,981	1,779	—	89,760
Total mortgage-backed securities	11,655,222	369,064	(40,552)	11,983,734
Total	$12,691,545	$369,097	$(40,843)	$13,019,799

(1)	Carrying value equals amortized cost.
*	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.
**	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
***	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.
****
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

The FHLBank's investments in mortgage-backed securities must be AAA rated at the time of purchase.

Table 5.2 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	June 30, 2011
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
State or local housing agency obligations	$—	$—	$2,414	$(336)	$2,414	$(336)
TLGP *	708,227	(137)	—	—	708,227	(137)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	292,532	(457)	—	—	292,532	(457)
Government-sponsored enterprise residential mortgage-backed securities ***	1,378,998	(22,994)	—	—	1,378,998	(22,994)
Private-label residential mortgage- backed securities	2,169	(4)	—	—	2,169	(4)
Total temporarily impaired	$2,381,926	$(23,592)	$2,414	$(336)	$2,384,340	$(23,928)

	December 31, 2010
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Government-sponsored enterprises ****	$22,107	$(1)	$—	$—	$22,107	$(1)
State or local housing agency obligations	—	—	2,807	(148)	2,807	(148)
TLGP *	634,041	(142)	—	—	634,041	(142)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	908,782	(1,502)	—	—	908,782	(1,502)
Government-sponsored enterprise residential mortgage-backed securities ***	1,493,725	(39,050)	—	—	1,493,725	(39,050)
Total temporarily impaired	$3,058,655	$(40,695)	$2,807	$(148)	$3,061,462	$(40,843)

*	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.
**	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.
***
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

****	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

Table 5.3 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	June 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost(1)	Fair Value	Amortized Cost(1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$2,125,914	$2,126,227	$1,033,368	$1,033,258
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	2,750	2,414	2,955	2,807
Due after 10 years	—	—	—	—
Total other	2,128,664	2,128,641	1,036,323	1,036,065
Mortgage-backed securities	10,806,279	11,174,290	11,655,222	11,983,734
Total	$12,934,943	$13,302,931	$12,691,545	$13,019,799
(1)     Carrying value equals amortized cost.

Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.4 - Held-to-Maturity Securities with Additional Interest Rate Payment Terms (in thousands)

	June 30, 2011	December 31, 2010
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$2,125,914	$1,033,368
Variable-rate	2,750	2,955
Total other	2,128,664	1,036,323
Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate	9,424,223	10,744,938
Variable-rate	1,382,056	910,284
Total mortgage-backed securities	10,806,279	11,655,222
Total	$12,934,943	$12,691,545

The amortized cost of the FHLBank's mortgage-backed securities classified as held-to-maturity includes net purchased premiums (in thousands) of $62,464 and $66,518 at June 30, 2011 and December 31, 2010.

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the six months ended June 30, 2011 and 2010, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. The FHLBank received (in thousands) $231,748 and $213,620, respectively, in proceeds from the sale of these securities. The FHLBank realized (in thousands) $6,019 and $6,450 in gross gains and no gross losses on these sales during the six months ended June 30, 2011 and 2010, respectively.

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

The FHLBank performs cash flow analyses for securities in which underlying loan collateral data are available by using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which is based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The FHLBank's housing price forecast as of June 30, 2011 assumed CBSA level current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8 percent over the 3- to 9-month period beginning April 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in their first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

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

As a result of the evaluation, the FHLBank believes that it will recover the entire amortized cost basis in its private-label residential mortgage-backed securities. Additionally, because the FHLBank does not intend to sell such securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis, it did not consider the private-label residential mortgage-backed securities to be other-than-temporarily impaired at June 30, 2011.

For its other U.S. obligations, government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities), and TLGP investments, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of June 30, 2011, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at June 30, 2011.

The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at June 30, 2011 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at June 30, 2011.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2010.

Note 7 - Advances

General Terms. The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At June 30, 2011 and December 31, 2010, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in 1 year or less	$6,044,502	1.32%	$6,418,438	1.39%
Due after 1 year through 2 years	8,555,024	2.45	6,603,018	3.43
Due after 2 years through 3 years	1,749,543	2.63	3,908,985	1.35
Due after 3 years through 4 years	3,177,300	1.55	2,778,172	1.65
Due after 4 years through 5 years	3,505,651	1.95	1,943,751	1.57
Thereafter	5,545,528	2.28	7,859,330	2.30
Total par value	28,577,548	2.03	29,511,694	2.12

Commitment fees	(1,056)		(1,095)
Discount on AHP Advances	(25,117)		(26,738)
Premiums	4,299		4,469
Discount	(14,496)		(13,318)
Hedging adjustments	631,312		706,005

Total	$29,172,490		$30,181,017

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2011 and December 31, 2010, the FHLBank had callable Advances (in thousands) of $10,406,501 and $10,525,489.

Table 7.2 - Advances Redemption Terms: Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2011	December 31, 2010
Due in 1 year or less	$15,093,500	$14,935,025
Due after 1 year through 2 years	5,515,024	5,968,018
Due after 2 years through 3 years	1,571,237	1,951,934
Due after 3 years through 4 years	1,521,884	1,351,351
Due after 4 years through 5 years	1,587,000	923,101
Thereafter	3,288,903	4,382,265
Total par value	$28,577,548	$29,511,694

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At June 30, 2011 and December 31, 2010, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $6,513,650 and $6,658,150.

Through December 2005, the FHLBank offered convertible Advances. At June 30, 2011 and December 31, 2010, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $1,228,500 and $1,356,000.

Table 7.3 - Advances Redemption Terms: Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	June 30, 2011	December 31, 2010
Due in 1 year or less	$13,425,152	$14,071,588
Due after 1 year through 2 years	5,104,024	3,025,518
Due after 2 years through 3 years	1,537,943	3,763,585
Due after 3 years through 4 years	2,543,900	2,334,772
Due after 4 years through 5 years	2,461,651	1,523,551
Thereafter	3,504,878	4,792,680
Total par value	$28,577,548	$29,511,694

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	June 30, 2011	December 31, 2010
Par value of Advances
Fixed-rate (1)
Due in one year or less	$4,197,709	$4,812,906
Due after one year	13,294,337	13,494,298
Total fixed-rate	17,492,046	18,307,204
Variable-rate (1)
Due in one year or less	1,454,134	1,605,532
Due after one year	9,631,368	9,598,958
Total variable-rate	11,085,502	11,204,490
Total par value	$28,577,548	$29,511,694

(1)     Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At June 30, 2011 and December 31, 2010, 59 percent and 58 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a floating rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

June 30, 2011			December 31, 2010
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$7,315	26%	U.S. Bank, N.A.	$7,315	25%
PNC Bank, N.A. (1)	3,998	14	PNC Bank, N.A. (1)	4,000	14
Fifth Third Bank	2,785	10	Fifth Third Bank	1,536	5
Total	$14,098	50%	Total	$12,851	44%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2011	December 31, 2010
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,171,261	$1,062,384
Fixed rate long-term single-family mortgages	6,302,259	6,638,284
Subtotal fixed rate single-family mortgages	7,473,520	7,700,668
Premiums	92,757	88,811
Discounts	(6,739)	(7,516)
Hedging basis adjustments	1,500	177
Total mortgage loans held for portfolio	$7,561,038	$7,782,140

(1)	Medium-term is defined as a term of 15 years or less.

Table 8.2 - Outstanding Unpaid Principal Balance of Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2011	December 31, 2010
Conventional loans	$6,139,488	$6,284,952
Government-guaranteed/insured loans	1,334,032	1,415,716
Total unpaid principal balance	$7,473,520	$7,700,668

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9 - Allowance for Credit Losses.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Supplying Five Percent or more of Total Unpaid Principal (dollars in millions)

	June 30, 2011		December 31, 2010
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$2,591	35%	$2,896	38%
Union Savings Bank	1,795	24	1,772	23
Guardian Savings Bank FSB	550	7	500	6
Liberty Savings Bank	447	6	475	6
Total	$5,383	72%	$5,643	73%

(1)	Former member.

Note 9 - Allowance for Credit Losses

The FHLBank has established an allowance methodology for each of the FHLBank's portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLBank manages its credit exposure to credit products through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with detailed collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with federal statutes, including the Federal Home Loan Bank Act (FHLBank Act), and Finance Agency Regulations, which require the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLBank's capital stock owned by the member is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLBank can call for additional or substitute collateral to protect its security interest. Management of the FHLBank believes that these policies effectively manage the FHLBank's credit risk from credit products.

Members experiencing financial difficulties are subject to FHLBank-performed “stress tests” of the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests and the level of overcollateralization, a member may be allowed to maintain pledged loan assets in its custody, or may be required to deliver those loans into the custody of the FHLBank or its agent, and/or may be required to provide details on these loans to facilitate an estimate of their fair value. The FHLBank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLBank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At June 30, 2011 and December 31, 2010, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

At June 30, 2011 and December 31, 2010, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the six months ended June 30, 2011 or 2010.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank has not incurred any credit losses on credit products as of June 30, 2011 or December 31, 2010. Accordingly, the FHLBank has not recorded any allowance for credit losses on Advances.

At June 30, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 20 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans - Government-guaranteed or Insured

The FHLBank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans guaranteed or insured by the Federal Housing Administration (FHA). Any losses from such loans are expected to be recovered from the FHA. Any losses from such loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions (PFIs). Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

Mortgage Loans - Conventional Mortgage Purchase Program

The allowance for conventional loans is determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consists of: (1) collectively evaluating homogeneous pools of residential mortgage loans; (2) reviewing specifically identified loans for impairment; and (3) estimating a margin of imprecision.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the credit enhancements of the Mortgage Purchase Program. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a one-year period. Migration analysis is a methodology for determining, through the FHLBank's experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLBank then estimates how many loans in these categories may migrate to a realized loss position and applies a loss severity to estimate losses incurred at the Statement of Condition date.

Individually Evaluated Mortgage Loans. The FHLBank did not evaluate any loans individually at June 30, 2011 or December 31, 2010.

Estimating a Margin of Imprecision. The FHLBank also assesses a factor for the margin of imprecision to the estimation of loan losses for the homogeneous population. The margin for imprecision is a factor in the allowance for credit losses that recognizes the imprecise nature of the measurement process and is included as part of the mortgage loan allowance for credit loss. This amount represents a subjective management judgment, based on facts and circumstances that exist as of the reporting date, that is unallocated to any specific measurable economic or credit event and is intended to cover other inherent losses that may not otherwise be captured in the methodology described above.

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

Rollforward of Allowance for Credit Losses on Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for the six months ended June 30, 2011 as well as the recorded investment in mortgage loans by impairment methodology at June 30, 2011. The recorded investment in a loan is the unpaid principal balance of the loan adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment is not net of any allowance.

Table 9.1 - Allowance Rollforward for Credit Losses on Conventional Mortgage Loans (in thousands)

Allowance for credit losses:	June 30, 2011
Balance, beginning of year	$12,100
Charge-offs	(978)
Provision for credit losses	3,678
Balance, end of period	$14,800
Ending balance, collectively evaluated for impairment	$14,800
Recorded investment, end of period:
Collectively evaluated for impairment	$6,237,130

The FHLBank did not have any impaired loans individually assessed for impairment at June 30, 2011. In addition, there were no troubled debt restructurings related to mortgage loans during 2011.

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.2 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2011
Mortgage loans:	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$58,972	$70,172	$129,144
Past due 60-89 days delinquent	19,887	25,023	44,910
Past due 90 days or more delinquent	82,567	49,518	132,085
Total past due	161,426	144,713	306,139
Total current loans	6,075,704	1,210,575	7,286,279
Total mortgage loans	$6,237,130	$1,355,288	$7,592,418
Other delinquency statistics:
In process of foreclosure, included above (1)	$69,441	$24,727	$94,168
Serious delinquency rate (2)	1.34%	3.71%	1.76%
Past due 90 days or more still accruing interest	$82,567	$49,518	$132,085

	December 31, 2010
Mortgage loans:	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$72,914	$85,791	$158,705
Past due 60-89 days delinquent	23,291	32,555	55,846
Past due 90 days or more delinquent	78,468	56,062	134,530
Total past due	174,673	174,408	349,081
Total current loans	6,201,762	1,264,033	7,465,795
Total mortgage loans	$6,376,435	$1,438,441	$7,814,876
Other delinquency statistics:
In process of foreclosure, included above (1)	$55,075	$25,418	$80,493
Serious delinquency rate (2)	1.23%	3.90%	1.72%
Past due 90 days or more still accruing interest	$78,468	$56,062	$134,530

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

The FHLBank did not have any real estate owned at June 30, 2011 or December 31, 2010. Additionally, the FHLBank did not have any non-accrual loans at June 30, 2011 or December 31, 2010 based on its analysis of loans being well secured and in the process of collection as a result of the credit enhancements and schedule/scheduled settlement.

Credit Enhancements. The FHLBank's allowance for credit losses considers the credit enhancements associated with conventional mortgage loans. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the FHLBank's allowance for credit losses.

The conventional mortgage loans under the Mortgage Purchase Program are supported by some combination of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA) in addition to the associated property as collateral. The LRA is funded by the FHLBank as a portion of the purchase proceeds to cover expected losses. Excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract, subject to performance of the related loan pool.

Table 9.3 - Changes in the LRA (in thousands)

Six Months Ended
June 30, 2011
Lender Risk Account at beginning of year	$44,104
Additions	8,024
Claims	(2,563)
Scheduled distributions	(904)
Lender Risk Account at end of period	$48,661

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

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at June 30, 2011, the management of the FHLBank does not anticipate any credit losses on its derivative agreements. See Note 19 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Table 10.1 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 10.1 - Credit Risk Exposure (in thousands)

	June 30, 2011	December 31, 2010
Total net exposure at fair value (1)	$6,839	$6,499
Cash collateral	3,300	4,000
Net positive exposure after cash collateral	$3,539	$2,499

(1)	Includes net accrued interest receivables of (in thousands) $851 and $1,722 at June 30, 2011 and December 31, 2010.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at June 30, 2011 was (in thousands) $602,821, for which the FHLBank had posted collateral of (in thousands) $406,122 in the normal course of business, resulting in a net balance of (in thousands) $196,699. If one of the FHLBank's credit ratings had been lowered to the next lower rating, the FHLBank would have been required to deliver up to an additional (in thousands) $116,732 of collateral (at fair value) to its derivatives counterparties at June 30, 2011. None of the FHLBank's credit ratings were lowered during the 12 months ended June 30, 2011. However, on August 8, 2011, Standard & Poor's Rating Services downgraded the long-term credit ratings of the 10 FHLBanks with AAA ratings from AAA to AA+ (the FHLBanks of Chicago and Seattle were already rated AA+). The ratings of the FHLBanks are constrained by the long-term credit rating of the United States of America. On August 5, 2011, Standard & Poor's lowered its long-term credit rating on the United States of America from AAA to AA+ with a negative outlook. The outlook for the 12 FHLBanks is negative. Standard & Poor's actions did not affect the short-term A-1+ ratings of the FHLBanks.

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

Table 10.2 - Derivative Instruments Fair Value (in thousands)

	June 30, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$14,206,925	$92,771	$(681,024)
Derivatives not designated as hedging instruments:
Interest rate swaps	2,664,000	1,954	(11,154)
Forward rate agreements	319,300	603	(1,490)
Mortgage delivery commitments	360,586	868	(1,372)
Total derivatives not designated as hedging instruments	3,343,886	3,425	(14,016)
Total derivatives before netting and collateral adjustments	$17,550,811	96,196	(695,040)
Netting adjustments		(89,357)	89,357
Cash collateral and related accrued interest		(3,300)	406,122
Total collateral and netting adjustments (1)		(92,657)	495,479
Derivative assets and derivative liabilities as reported on the Statement of Condition		$3,539	$(199,561)

	December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$18,694,035	$112,905	$(771,864)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,234,000	4,212	(10,601)
Forward rate agreements	40,000	—	(124)
Mortgage delivery commitments	92,274	295	(381)
Total derivatives not designated as hedging instruments	1,366,274	4,507	(11,106)
Total derivatives before netting and collateral adjustments	$20,060,309	117,412	(782,970)
Netting adjustments		(110,913)	110,913
Cash collateral and related accrued interest		(4,000)	444,075
Total collateral and netting adjustments (1)		(114,913)	554,988
Derivative assets and derivative liabilities as reported on the Statement of Condition		$2,499	$(227,982)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 10.3 presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

Table 10.3 - Net Gains (Losses) on Derivatives and Hedging Instruments (in thousands)

	Three Months Ended June 30,
	2011	2010
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$1,671	$(2,837)
Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(2,282)	(3,897)
Forward rate agreements	(5,077)	(23)
Net interest settlements	940	811
Mortgage delivery commitments	4,846	2,872
Total net (losses) related to derivatives not designated as hedging instruments	(1,573)	(237)
Net gain (loss) on derivatives and hedging activities	$98	$(3,074)

	Six Months Ended June 30,
	2011	2010
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$7,517	$(1,094)
Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(1,343)	(5,423)
Forward rate agreements	(4,048)	(23)
Net interest settlements	2,521	1,379
Mortgage delivery commitments	517	4,043
Total net (losses) related to derivatives not designated as hedging instruments	(2,353)	(24)
Net gain (loss) on derivatives and hedging activities	$5,164	$(1,118)

Table 10.4 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.4 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended June 30,
2011	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$(21,673)	$23,769	$2,096	$(93,209)
Consolidated Bonds	4,548	(4,973)	(425)	18,801
	$(17,125)	$18,796	$1,671	$(74,408)
2010
Hedged Item Type:
Advances	$(93,323)	$90,209	$(3,114)	$(113,839)
Consolidated Bonds	2,582	(2,305)	277	30,331
	$(90,741)	$87,904	$(2,837)	$(83,508)

	Six Months Ended June 30,
2011	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$81,358	$(73,671)	$7,687	$(187,457)
Consolidated Bonds	(10,358)	10,188	(170)	40,179
	$71,000	$(63,483)	$7,517	$(147,278)
2010
Hedged Item Type:
Advances	$(95,537)	$93,259	$(2,278)	$(233,088)
Consolidated Bonds	4,796	(3,612)	1,184	73,940
	$(90,741)	$89,647	$(1,094)	$(159,148)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	June 30, 2011	December 31, 2010
Interest bearing:
Demand and overnight	$1,036,052	$1,199,619
Term	154,250	210,625
Other	20,355	27,427
Total interest bearing	1,210,657	1,437,671

Non-interest bearing:
Other	13,909	14,756
Total non-interest bearing	13,909	14,756
Total deposits	$1,224,566	$1,452,427

The average interest rates paid on interest bearing deposits were 0.04 percent and 0.10 percent in the three months ended June 30, 2011 and 2010, respectively, and 0.06 percent and 0.08 percent in the six months ended June 30, 2011 and 2010, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$7,371,000	1.97%	$8,271,750	1.91%
Due after 1 year through 2 years	5,914,050	2.40	6,703,600	2.34
Due after 2 years through 3 years	3,466,000	3.17	4,635,450	3.10
Due after 3 years through 4 years	2,778,500	3.03	2,918,500	3.29
Due after 4 years through 5 years	1,272,000	3.42	987,000	3.49
Thereafter	6,975,000	3.85	6,878,000	3.97
Index amortizing notes	136,073	4.99	156,041	4.99
Total par value	27,912,623	2.87	30,550,341	2.85

Premiums	86,782		86,114
Discounts	(22,067)		(23,293)
Hedging adjustments	73,017		83,629
Fair value option valuation adjustment and accrued interest	1,866		—

Total	$28,052,221		$30,696,791

Table 12.2 - Consolidated Bonds Outstanding by Features (in thousands)

	June 30, 2011	December 31, 2010
Par value of Consolidated Bonds:
Non-callable/nonputable	$21,038,623	$20,541,341
Callable	6,874,000	10,009,000
Total par value	$27,912,623	$30,550,341

Table 12.3 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2011	December 31, 2010
Due in 1 year or less	$13,508,000	$17,196,750
Due after 1 year through 2 years	6,046,050	4,285,600
Due after 2 years through 3 years	2,784,000	3,672,450
Due after 3 years through 4 years	1,828,500	1,861,500
Due after 4 years through 5 years	907,000	792,000
Thereafter	2,703,000	2,586,000
Index amortizing notes	136,073	156,041

Total par value	$27,912,623	$30,550,341

Interest Rate Payment Terms.

Table 12.4 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	June 30, 2011	December 31, 2010
Par value of Consolidated Bonds:
Fixed-rate	$26,662,623	$30,550,341
Variable-rate	1,250,000	—
Total par value	$27,912,623	$30,550,341

At June 30, 2011 and December 31, 2010, 24 percent and 30 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a floating rate.

Consolidated Discount Notes. Discount Notes are Consolidated Obligations with original maturities up to one year. Table 12.5 summarizes the FHLBank's participation in Consolidated Discount Notes, all of which are due within one year.

Table 12.5 - Consolidated Discount Notes (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
June 30, 2011	$32,915,704	$32,918,157	0.05%
December 31, 2010	$35,003,280	$35,008,410	0.11%

(1)	Represents an implied rate without consideration of concessions.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $13,866 and $14,261 at June 30, 2011 and December 31, 2010. The amortization of such concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $3,650 and $6,886 during the three months ended June 30, 2011 and 2010, respectively, and (in thousands) $6,325 and $11,485 during the six months ended June 30, 2011 and 2010, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2010	$88,037
Expense (current year additions)	9,751
Subsidy uses, net	(16,038)
Balance at June 30, 2011	$81,750

Note 14 - Resolution Funding Corporation (REFCORP)

Table 14.1— Analysis of FHLBank's REFCORP Liability (in thousands)

Balance at December 31, 2010	$11,002
Expense	19,644
Cash payment	(21,481)
Balance at June 30, 2011	$9,165

Note 15 - Capital

Table 15.1 - Capital Requirements (dollars in thousands)

	June 30, 2011		December 31, 2010
	Required	Actual	Required	Actual

Risk-based capital	$406,162	$3,884,975	$443,823	$3,886,953
Capital-to-assets ratio (regulatory)	4.00%	5.83%	4.00%	5.43%
Regulatory capital	$2,664,716	$3,884,975	$2,865,250	$3,886,953
Leverage capital-to-assets ratio (regulatory)	5.00%	8.75%	5.00%	8.14%
Leverage capital	$3,330,895	$5,827,463	$3,581,563	$5,830,430

Joint Capital Enhancement Agreement and REFCORP Certification. The 12 FHLBanks have entered into a Joint Capital Enhancement Agreement (Capital Agreement), which is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

Each FHLBank has been required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds until satisfaction of the REFCORP obligation. The Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

The FHLBank amended its Capital Plan to implement the provisions of the Capital Agreement. The Finance Agency approved the Capital Plan amendments on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income to a separate restricted retained earnings account.

Mandatorily Redeemable Capital Stock. As of June 30, 2011 and December 31, 2010, the FHLBank had (in thousands) $323,698 and $356,702 in capital stock classified as mandatorily redeemable on its Statements of Condition.

Table 15.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2010	$356,702
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	12
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(13,016)
Other redemptions	(20,000)
Balance, June 30, 2011	$323,698

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	June 30, 2011	December 31, 2010
Due in 1 year or less	$2,608	$2,758
Due after 1 year through 2 years	40,940	36,826
Due after 2 years through 3 years	1,847	6,819
Due after 3 years through 4 years	277,891	289,277
Due after 4 years through 5 years	412	21,022
Total par value	$323,698	$356,702

Note 16 - Comprehensive Income
Table 16.1 - Comprehensive Income (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$37,944	$41,026	$79,858	$83,761
Other comprehensive income (loss):
Net unrealized loss on available-for-sale securities	(51)	(359)	(89)	(178)
Pension and postretirement benefits	217	226	433	451
Total other comprehensive income (loss)	166	(133)	344	273

Total comprehensive income	$38,110	$40,893	$80,202	$84,034

Note 17 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,048,000 and $784,000 in the three months ended June 30, 2011 and 2010, respectively, and $2,095,000 and $1,568,000 in the six months ended June 30, 2011 and 2010, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $161,000 and $181,000 to this Plan in the three months ended June 30, 2011 and 2010, respectively, and $492,000 and $486,000 in the six months ended June 30, 2011 and 2010, respectively.

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

Table 17.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$126	$127	$14	$11
Interest cost	278	293	51	49
Amortization of unrecognized net loss	217	226	—	—
Net periodic benefit cost	$621	$646	$65	$60

	Six Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$252	$255	$27	$23
Interest cost	557	587	98	97
Amortization of unrecognized net loss	433	451	—	—
Net periodic benefit cost	$1,242	$1,293	$125	$120

Note 18 - Segment Information

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

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended June 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2011
Net interest income	$47,174	$19,368	$66,542
Provision for credit losses	—	1,119	1,119
Net interest income after provision for credit losses	47,174	18,249	65,423
Other income (loss)	74	(228)	(154)
Other expenses	11,607	1,927	13,534
Income before assessments	35,641	16,094	51,735
Affordable Housing Program	3,304	1,322	4,626
REFCORP	6,293	2,872	9,165
Total assessments	9,597	4,194	13,791
Net income	$26,044	$11,900	$37,944
Average assets	$60,530,524	$7,569,665	$68,100,189
Total assets	$59,038,943	$7,578,961	$66,617,904

2010
Net interest income	$43,524	$20,371	$63,895
Other income	1,892	2,850	4,742
Other expenses	10,398	1,885	12,283
Income before assessments	35,018	21,336	56,354
Affordable Housing Program	3,330	1,742	5,072
REFCORP	6,337	3,919	10,256
Total assessments	9,667	5,661	15,328
Net income	$25,351	$15,675	$41,026
Average assets	$58,572,385	$8,952,327	$67,524,712
Total assets	$57,991,309	$8,828,485	$66,819,794

	Six Months Ended June 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2011
Net interest income	$91,196	$45,699	$136,895
Provision for credit losses	—	3,678	3,678
Net interest income after provision for credit losses	91,196	42,021	133,217
Other income (loss)	7,227	(3,526)	3,701
Other expenses	23,740	3,925	27,665
Income before assessments	74,683	34,570	109,253
Affordable Housing Program	6,921	2,830	9,751
REFCORP	13,378	6,266	19,644
Total assessments	20,299	9,096	29,395
Net income	$54,384	$25,474	$79,858
Average assets	$61,811,897	$7,603,273	$69,415,170
Total assets	$59,038,943	$7,578,961	$66,617,904

2010
Net interest income	$85,170	$46,986	$132,156
Other income	4,307	4,023	8,330
Other expenses	21,501	3,851	25,352
Income before assessments	67,976	47,158	115,134
Affordable Housing Program	6,583	3,850	10,433
REFCORP	12,278	8,662	20,940
Total assessments	18,861	12,512	31,373
Net income	$49,115	$34,646	$83,761
Average assets	$61,313,102	$9,090,799	$70,403,901
Total assets	$57,991,309	$8,828,485	$66,819,794

Note 19 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of June 30, 2011 and December 31, 2010. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 19.1 - Fair Value Summary Table (in thousands)

	June 30, 2011		December 31, 2010
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$1,802,114	$1,802,114	$197,623	$197,623
Interest-bearing deposits	157	157	108	108
Securities purchased under resale agreements	1,700,000	1,700,000	2,950,000	2,950,000
Federal funds sold	2,360,000	2,360,000	5,480,000	5,480,000
Trading securities	7,105,053	7,105,053	6,402,781	6,402,781
Available-for-sale securities	3,839,603	3,839,603	5,789,736	5,789,736
Held-to-maturity securities	12,934,943	13,302,931	12,691,545	13,019,799
Advances	29,172,490	29,383,231	30,181,017	30,386,792
Mortgage loans held for portfolio, net	7,546,238	7,922,341	7,770,040	8,094,128
Accrued interest receivable	124,546	124,546	132,355	132,355
Derivative assets	3,539	3,539	2,499	2,499

Liabilities:
Deposits	1,224,566	1,224,555	1,452,427	1,452,333
Consolidated Obligations:
Discount Notes	32,915,704	32,916,035	35,003,280	35,003,517
Bonds (1)	28,052,221	28,776,945	30,696,791	31,414,061
Mandatorily redeemable capital stock	323,698	323,698	356,702	356,702
Accrued interest payable	171,851	171,851	190,728	190,728
Derivative liabilities	199,561	199,561	227,982	227,982

Other:
Standby bond purchase agreements	—	1,924	—	2,361
(1)     Includes (in thousands) $2,231,866 and $0 of Consolidated Bonds recorded under the fair value option at June 30, 2011 and December 31, 2010, respectively.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the six months ended June 30, 2011 or 2010.

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

Trading securities: The FHLBank's trading portfolio consists of U.S. Treasury obligations, discount notes and bonds issued by Freddie Mac, Fannie Mae and/or the Federal Farm Credit Bank (non-mortgage-backed securities), and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

In general, in order to determine the fair value of its non-mortgage backed securities, the FHLBank can use either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from third-party pricing vendors. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLBank believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured.

For its U.S. Treasury obligations and discount notes and bonds issued by Freddie Mac, Fannie Mae and/or the Federal Farm Credit Bank, the FHLBank determines the fair value using the income approach.

Table 19.2 - Significant Inputs for Non-Mortgage-Backed Securities in the Trading Portfolio Carried at Level 2 Within the Fair Value Hierarchy as of June 30, 2011 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
U.S. Treasury obligations	Treasury	-	$1,228,499
Government-sponsored enterprises	Agency Discount Note Curve	-	$5,874,286

For mortgage-backed securities, the FHLBank's valuation technique incorporates prices from up to four designated third-party pricing vendors when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The FHLBank establishes a price for each mortgage-backed security using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to some type of validation as described below. In addition to using specified price tolerance thresholds, the computed prices are tested for reasonableness through a comparison to the FHLBank's expectation of prices based on its knowledge of the securities and their expected price sensitivity relative to changes in market rates. Computed prices within the established thresholds and expectations are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis, including but not limited to, a comparison to the prices for similar securities and/or to non-binding dealer estimates and/or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.

As of June 30, 2011, all of the FHLBank's mortgage-backed securities holdings were priced using the valuation technique incorporating prices from third-party pricing vendors. The relative lack of dispersion among the vendor prices received for each of the securities supported the FHLBank's conclusion that the final computed prices are reasonable estimates of fair value.

Available-for-sale securities: The FHLBank's available-for-sale portfolio consists of certificates of deposit and discount notes. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Table 19.3 - Significant Inputs for Non-Mortgage-Backed Securities in the Available-for-Sale Portfolio Carried at Level 2 Within the Fair Value Hierarchy as of June 30, 2011 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
Certificates of deposit	Pricing Services	N/A	$3,339,657
Other *	Pricing Services	N/A	$499,946

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

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

Mortgage loans held for portfolio, net: The fair values of mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank's Mortgage Purchase Program pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank's Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:

▪	the Mortgage Purchase Program's credit enhancements; and

▪	marketing adjustments that reflect the FHLBank's cooperative business model and preferences for particular kinds of loans and mortgage note rates.

These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

In order to determine the fair values, the adjusted prices are also reduced for the FHLBank's estimate of expected credit losses.

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at June 30, 2011 or December 31, 2010.

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

▪
Spread assumption.  As of June 30, 2011 the spread adjustment to the LIBOR Swap Curve was -40 to -15 basis points for callable Consolidated Obligations carried at fair value on the Statements of Condition.

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the six months ended June 30, 2011 or 2010.

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

Fair Value on a Recurring Basis.

Table 19.4 presents the fair value of financial assets and liabilities, by level, within the fair value hierarchy which are recorded on a recurring basis at June 30, 2011 and December 31, 2010.

Table 19.4 - Hierarchy Level for Assets and Liabilities (in thousands)

	Fair Value Measurements at June 30, 2011
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$1,228,499	$—	$—	$1,228,499
Government-sponsored enterprises debt securities		5,874,286			5,874,286
Other U.S. obligation residential mortgage-backed securities	—	2,268	—	—	2,268
Total trading securities	—	7,105,053	—	—	7,105,053
Available-for-sale securities:
Certificates of deposit	—	3,339,657	—	—	3,339,657
Other non-mortgage-backed securities	—	499,946	—	—	499,946
Total available-for-sale securities	—	3,839,603	—	—	3,839,603
Derivative assets:
Interest rate swaps	—	94,725	—	(92,657)	2,068
Forward rate agreement		603			603
Mortgage delivery commitments	—	868	—	—	868
Total derivative assets	—	96,196	—	(92,657)	3,539
Total assets at fair value	$—	$11,040,852	$—	$(92,657)	$10,948,195

Liabilities
Consolidated Obligation Bonds (2)	$—	$2,231,866	$—	$—	$2,231,866
Derivative liabilities:
Interest rate swaps	—	692,178	—	(495,479)	196,699
Forward rate agreement	—	1,490	—	—	1,490
Mortgage delivery commitments	—	1,372	—	—	1,372
Total derivative liabilities	—	695,040	—	(495,479)	199,561
Total liabilities at fair value	$—	$2,926,906	$—	$(495,479)	$2,431,427

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

During the six months ended June 30, 2011, the FHLBank elected the fair value option for certain Consolidated Obligation Bond transactions. The FHLBank elected the fair value option for these transactions so as to mitigate the income statement volatility that can arise when only the corresponding derivatives are marked at fair value in transactions that do not, or may not, meet hedge effectiveness requirements or otherwise qualify for hedge accounting (i.e., economic hedging transactions).

The following table summarizes the activity related to financial liabilities for which the fair value option was elected during the three and six months ended June 30, 2011.

Table 19.5 – Fair Value Option Financial Liabilities (in thousands)

Three Months Ended June 30, 2011
Consolidated Bonds
Balance at March 31, 2011	$(1,131,591)
New transactions elected for fair value option	(1,665,000)
Maturities and terminations	566,000
Net losses on instruments held under fair value option	(427)
Change in accrued interest	(848)
Balance at June 30, 2011	$(2,231,866)

Six Months Ended June 30, 2011
Consolidated Bonds
Balance at December 31, 2010	$—
New transactions elected for fair value option	(3,796,000)
Maturities and terminations	1,566,000
Net losses on instruments held under fair value option	(538)
Change in accrued interest	(1,328)
Balance at June 30, 2011	$(2,231,866)

Table 19.6 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option at June 30, 2011 (in thousands)

	Interest Expense	Net Losses on Changes in Fair Value Under Fair Value Option	Total Changes in Fair Value Included in Current Period Earnings
Consolidated Bonds	$(3,308)	$(538)	$(3,846)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net losses on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of June 30, 2011.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 19.7 – Aggregate Unpaid Balance and Aggregate Fair Value at June 30, 2011 (in thousands)

	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$2,230,000	$2,231,866	$1,866

Note 20 - Commitments and Contingencies

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	June 30, 2011			December 31, 2010
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$5,163,577	$138,563	$5,302,140	$6,651,149	$148,231	$6,799,380
Commitments for standby bond purchases	39,990	359,465	399,455	12,930	386,895	399,825
Commitment to purchase mortgage loans	360,586	—	360,586	92,274	—	92,274
Unsettled Consolidated Bonds, at par (1)	20,000	—	20,000	—	—	—
Unsettled Consolidated Discount Notes, at par (1)	1,612,193	—	1,612,193	12,547	—	12,547

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par values of the outstanding Consolidated Obligations of all 12 FHLBanks were $727.5 billion and $796.4 billion at June 30, 2011 and December 31, 2010, respectively.

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

Note 21 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2011 or December 31, 2010. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the six months ended June 30.

Table 21.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Six Months Ended June 30,
	2011	2010
Loans to other FHLBanks	$5,644	$4,199
Borrowings from other FHLBanks	—	691

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the six months ended June 30, 2011 or 2010. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.

Note 22 - Transactions with Stockholders

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

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	June 30, 2011		December 31, 2010
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$642	2.2%	$609	2.1%
Mortgage Purchase Program	47	0.6	51	0.7
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	161	4.7	158	4.6
Derivatives	—	—	—	—

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

Table 22.2 - Capital Stock, Advances, and MPP Principal Balances to Members and Former Members (dollars in millions)

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
June 30, 2011	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$72
Fifth Third Bank	401	12	2,785	8
PNC Bank, N.A. (1)	252	7	3,998	2,591
KeyBank, N.A.	179	5	224	—
Total	$1,423	41%	$14,322	$2,671

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2010	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$78
Fifth Third Bank	401	12	1,536	9
PNC Bank, N.A. (1)	262	8	4,000	2,896
KeyBank, N.A.	179	5	905	—
Total	$1,433	42%	$13,756	$2,983

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with two nonmember affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these nonmembers' bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the six months ended June 30, 2011 or 2010. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $2,750,000 and $2,955,000 as of June 30, 2011 and December 31, 2010, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of June 30, 2011 or December 31, 2010. The FHLBank did not have any investments in or borrowings extended to any other nonmember affiliates during the six months ended June 30, 2011 or 2010.

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

▪
political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other FHLBanks and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System) debt securities, which are called Consolidated Obligations or Obligations;

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

•	changes in ratings assigned to FHLBank System Obligations or our FHLBank that could raise our funding cost;

▪	changes in investor demand for Obligations;

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

EXECUTIVE OVERVIEW

Financial Highlights

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$66,618	$71,326	$71,631	$66,379	$66,820
Advances	29,173	28,292	30,181	30,375	32,603
Mortgage loans held for portfolio	7,561	7,473	7,782	8,331	8,790
Allowance for credit losses on mortgage loans	15	14	12	3	—
Investments (1)	27,940	32,080	33,314	27,462	22,062
Consolidated Obligations, net:
Discount Notes	32,916	35,160	35,003	28,468	25,520
Bonds	28,052	30,155	30,697	31,504	35,088
Total Consolidated Obligations, net	60,968	65,315	65,700	59,972	60,608
Mandatorily redeemable capital stock	324	331	357	368	396
Capital:
Capital stock - putable	3,113	3,096	3,092	3,109	3,121
Retained earnings	448	445	438	425	423
Accumulated other comprehensive loss	(7)	(8)	(7)	(8)	(7)
Total capital	3,554	3,533	3,523	3,526	3,537

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$66	$70	$83	$60	$64
Provision for credit losses	1	2	10	4	—
Other income	—	4	4	8	5
Other expenses	13	14	17	13	13
Assessments	14	16	16	14	15
Net income	$38	$42	$44	$37	$41

Dividend payout ratio (2)	91%	84%	71%	95%	83%

Weighted average dividend rate (3)	4.50%	4.50%	4.00%	4.50%	4.50%
Return on average equity	4.28	4.80	4.94	4.11	4.66
Return on average assets	0.22	0.24	0.25	0.22	0.24
Net interest margin (4)	0.39	0.40	0.47	0.36	0.38
Average equity to average assets	5.23	5.01	5.04	5.32	5.22
Regulatory capital ratio (5)	5.83	5.43	5.43	5.88	5.90
Operating expense to average assets	0.065	0.068	0.088	0.070	0.062

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Assets and Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	June 30,		December 31,	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2011	2010	2010	2011	2010	2010

Total Assets	$66,618	$66,820	$71,631	$69,415	$70,404	$69,367
Mission Asset Activity:
Advances (principal)	28,578	31,814	29,512	28,223	32,377	31,382
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	7,473	8,711	7,701	7,499	8,964	8,616
Mandatory Delivery Contracts (notional)	361	98	92	205	67	105
Total Mortgage Purchase Program	7,834	8,809	7,793	7,704	9,031	8,721
Letters of Credit (notional)	5,302	5,850	6,799	5,801	3,885	5,174
Total Mission Asset Activity	$41,714	$46,473	$44,104	$41,728	$45,293	$45,277

The first six months of 2011 continued trends in our financial condition experienced since Mission Asset Activity peaked in the fourth quarter of 2008. Overall Mission Asset balances continued to be negatively impacted by ongoing effects of the economic recession of 2007-2009, the financial crisis of 2008-2009, the weak economic recovery, and the federal government's ongoing extraordinary liquidity programs. Our business is cyclical and Mission Asset Activity normally declines in difficult economic conditions when members' demand for funding normally decreases and their liquidity is unusually ample.

Total assets at June 30, 2011 were $5.0 billion (seven percent) lower than at year-end 2010, with the reduction led by declines in investment balances. However, average asset balances in the first six months of 2011 were only $1.0 billion lower than in the same period of 2010. The decline in average asset balances resulted from a decrease in members' Advance demand and lower loan balances in the Mortgage Purchase Program, which were offset by higher average investment balances.

The ending balance of Mission Asset Activity (comprising Advances, Letters of Credit, and the Mortgage Purchase Program) was $41.7 billion at June 30, 2011 compared to $44.1 billion at year-end 2010.

The principal balance of Advances fell three percent from year-end 2010 to $28.6 billion at June 30, 2011. The weak economic recovery brought slow growth in new consumer, mortgage and commercial loans, which limited members' need for Advances. In addition, significant government funding and liquidity programs continued to be available to members, which further reduced Advance demand, continuing a trend that began in 2008. The government's activities were led by the Federal Reserve System and its quantitative easing programs, which resulted in the banking system holding an extremely large amount of excess reserves. We do not expect Advance demand to grow materially until the economy shows sustained improvement, the Federal Reserve System tightens monetary policy, and the government winds down its liquidity programs.

The principal balance of mortgage loans held for portfolio (the Mortgage Purchase Program) was $7.5 billion at June 30, 2011, a decrease of $0.2 billion (three percent) from year-end 2010. In the first six months of 2011, the FHLBank purchased $0.6 billion of mortgage loans, while principal paydowns totaled $0.8 billion. Purchases fell short of paydowns because difficulties in the housing and mortgage markets continued to negatively impact the volume of origination and refinancing of mortgage loans which members could sell the FHLBank.

Both Advances and the Mortgage Purchase Program grew modestly in the second quarter compared to their balances at the end of the first quarter. Most of the three percent growth in Advances occurred from a handful of members. The $79 million increase in the principal balance in the Mortgage Purchase Program, net of paydowns, was due to activity from several new mid-size members, renewed activity with our two largest sellers, and slower prepayment speeds. In addition, at June 30, 2011, there were $361 million of mandatory delivery contracts outstanding.

Despite the recent years' difficulties in the economy and housing market and lower overall Mission Asset Activity, we continued to fulfill our mission of providing reliable and attractively priced wholesale funding to our members. As of June 30, 2011, members funded on average almost four percent of their assets with Advances, the penetration rate was relatively stable with almost 80 percent of members holding Mission Asset Activity, and the number of active sellers and participants in the Mortgage Purchase Program remained strong.

Other Assets
The balance of investments at June 30, 2011 was $27.9 billion, a decrease of $5.4 billion (16 percent), from year-end 2010. The change reflected normal day-to-day fluctuation in short-term investment balances, including the FHLBank's decision to hold $1.8 billion in Federal Reserve deposits on June 30, 2011 due to the extremely low yields available on some investments at quarter end. Average investment balances in the first six months of 2011 were $32.8 billion. Total investments at June 30, 2011 included $10.8 billion of mortgage-backed securities and $17.1 billion of other instruments, which are generally short-term and held to support members' potential unforeseen funding needs, protect against the potential inability to access capital markets for debt issuances, and augment earnings. Less than one percent ($0.1 billion) of the mortgage-backed securities held were private-label mortgage-backed securities (AAA rated), while over 99 percent were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. Agency. None of the FHLBank's investments were considered to be other-than-temporarily impaired at June 30, 2011.

Capital
Capital adequacy continued to be strong, exceeding all minimum regulatory capital requirements. The amounts of GAAP and regulatory capital changed less than one percent between December 31, 2010 and June 30, 2011. The GAAP capital-to-assets ratio at June 30 was 5.33 percent, while the regulatory capital-to-assets ratio was 5.83 percent. Both rates were well above the regulatory required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

Retained earnings were $448 million at June 30, 2011, an increase of $10 million (two percent) from year-end 2010. Retained earnings are well above our assessment of the minimum amount needed to protect against unforeseen earnings losses and impairment risk of capital stock. The business and market environments were conducive to generating sufficient earnings in the first two quarters of 2011 to allow continued payments to stockholders of a competitive dividend return while also increasing retained earnings. Retained earnings have increased in each quarter since 2001.

The 12 Federal Home Loan Banks have entered into a Joint Capital Enhancement Agreement (the “ Capital Agreement”) that will bolster each FHLBank's capital adequacy by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings account at that FHLBank. In August 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, we will be required to allocate 20 percent of net income to a separate restricted retained earnings account.

Although we have always maintained compliance with our capital requirements, the Capital Agreement will enhance risk mitigation by building a larger capital buffer over time to absorb unexpected losses, if any, that we may experience. Therefore, the Capital Agreement is expected to result in additional protection against impairment risk to stockholders' capital investment. We believe the Capital Agreement will also provide even greater certainty to investors about the FHLBank's ability to pay principal and interest on Consolidated Obligations, augment the stability of members' returns on their capital investment, and strengthen the long-term viability of the Affordable Housing Program, which will receive increased contributions as a result of this change.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(Dollars in millions)	2011	2010	2011	2010	2010

Net income	$38	$41	$80	$84	$164
Affordable Housing Program accrual	5	5	10	10	20
Return on average equity (ROE)	4.28%	4.66%	4.53%	4.82%	4.67%
Return on average assets	0.22	0.24	0.23	0.24	0.24
Weighted average dividend rate	4.50	4.50	4.50	4.50	4.38
Average 3-month LIBOR	0.26	0.43	0.29	0.35	0.34
Average overnight Federal funds effective rate	0.09	0.19	0.12	0.16	0.18
ROE spread to 3-month LIBOR	4.02	4.23	4.24	4.47	4.33
Dividend rate spread to 3-month LIBOR	4.24	4.07	4.21	4.15	4.04
ROE spread to Federal funds effective rate	4.19	4.47	4.41	4.66	4.49
Dividend rate spread to Federal funds effective rate	4.41	4.31	4.38	4.34	4.20

The similar operating results for the periods shown reflected relative stability in the primary factors that can affect results of operations, including the interest rate environment, balance sheet size and composition, and market and credit risk exposure. In the first two quarters of 2011, our business continued to generate a competitive level of profitability for stockholders' capital investment in the FHLBank. The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the competitiveness of return on their capital investment. These spreads continued to be significantly above market benchmarks and well above long-term historical experience. We paid stockholders a 4.50 percent annualized cash dividend in each of the first two quarters.

Negative factors impacting operating results were as follows:

▪	a decrease in earnings from funding assets with interest-free capital as assets continued to reprice into the historically low interest rate environment;

▪	lower average Mortgage Purchase Program balances, which normally earn wider spreads than most other assets;

▪	narrower spreads on new mortgage assets compared to spreads earned on mortgage assets that paid down; and

▪	the increase in the provision for Mortgage Purchase Program credit losses.

Several positive factors partially offset these negative factors, including:

▪
lower interest expense resulting from retiring a significant amount of relatively high-cost Consolidated Obligation Bonds before their final maturities throughout the second half of 2010 and the first six months of 2011;

▪	a moderate increase in market risk exposure, which provides a higher return; and

▪	normal and moderate changes in the unrealized market values of derivatives.

Based on our earnings, we added $10 million in the first six months of 2011 for future use in the Affordable Housing Program, which will be awarded to members in 2012, continuing the trend of adding to the available funds each quarter since the inception of the program in 1990. In addition to the Affordable Housing Program, the FHLBank maintains a voluntary housing program with a commitment of $1 million to help provide ramps for persons with mobility restrictions and accessibility rehab for special needs and elderly homeowners.

Update on Business Outlook, Risk Factors, and Risk Exposure

This section summarizes and updates from the Form 10-K filing our major current risk exposures and current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Strategic/Business Risk
We cannot predict the future trend of Advance demand because it depends on, among other things, the state of the economy, conditions in the housing markets, the government's liquidity programs, and the willingness and ability of financial institutions to expand lending. When improvements occur in economic conditions, including expansion of members' loan demand from a stronger recovery, tightening in the Federal Reserve System's monetary policy, and the winding down of the government's liquidity programs, we would expect Advance demand to grow. However, without these improvements, it will be a challenge to replace the expected paydowns over the next several years of the sizeable amount of Advances ($5.7 billion) currently held by nonmembers.

Our strategy for the Mortgage Purchase Program is for moderate growth, with a prudent limit on the Program's size relative to capital to help ensure that our exposure to market and credit risk remains consistent with our conservative risk management principles. We will continue to emphasize the business model of recruiting community financial institution members to the Program and increasing the number of regular sellers. We could experience moderate growth in the intermediate term based on several new mid-sized sellers joining the Program and renewed activity with our two largest sellers. However, the Program's balances continue to be pressured by the continuing stresses in the housing markets. Higher mortgage rates would likely also slow growth.

Liquidity and Funding Risk
Our liquidity position remained strong in the first six months of 2011. We had ample asset liquidity and we continued to be able to fund operations through Consolidated Obligation issuances on suitable terms and costs. Although there can be no assurances, the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends is considered to be remote.

The pricing and resulting member usage of our products and services depends significantly on the FHLBank System's comparative advantage in funding, due largely to its GSE status. This status is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) and Standard & Poor's historically have assigned the System's Obligations the highest ratings available (AAA). It should be noted that FHLBank debt is not guaranteed by, nor is it the obligation of, the United States or any government agency.

However, the immediate and long-term fiscal and political challenges regarding the amount of spending, the size of the budget deficits and the statutory debt limit of the federal government could cause long-lasting adverse reactions in the financial markets, which could result in substantial interest rate volatility, higher FHLBank borrowing costs and, in an extreme and unlikely scenario, an inability to access needed liquidity on acceptable terms. Because of the uncertainty of any consequences to the FHLBank from the federal government's immediate financial situation, we took actions beginning in July 2011 to temporarily bolster our asset liquidity beyond recent levels. We increased the available amount of liquidity and the number of days of positive liquidity in the event our funding costs had spiked upwards or access to the debt markets for debt issuance had been constrained.

This situation has resulted in changes in the views of the NRSROs. On August 5, 2011, Standard & Poor's downgraded the long-term sovereign rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. In conjunction, on August 8, Standard & Poor's lowered the ratings (among other government-sponsored enterprises) on the FHLBank System's senior unsecured long-term debt and the counterparty rating on our FHLBank from AAA to AA+ with a negative outlook. The ratings actions on the FHLBank System (as well as other government-sponsored enterprises) reflect the downgrade of the United States because in the application of Standard & Poor's Government Related Entities criteria, FHLBank ratings are constrained by the long-term sovereign rating of the United States.

On July 13, 2011, Moody's placed its AAA rating of U.S. government debt and consequently the ratings of government-sponsored enterprises, including those of the FHLBanks, on review for possible downgrade. In August, after the raising of the statutory debt limit, Moody's affirmed the AAA ratings of U.S. government debt and moved the outlook to negative. In conjunction, Moody's confirmed the AAA ratings on the FHLBank System's senior unsecured debt and each FHLBank, but moved their outlooks to negative. Moody's affirmed the Prime-1 short-term bond rating of each FHLBank and the Prime-1 short-term bond rating of the FHLBank System. This action was taken based on Moody's expectation that the respective long-term ratings are unlikely to fall below the AA level and that the FHLBanks have sufficient asset liquidity for business operations in the event there would be any short-term disruptions in the short-term debt markets.

Because of the unprecedented nature of the situation, we cannot predict future impacts on our financial condition, results of operations, Mission Asset Activity, or business model from further deterioration in the government's fiscal health or actions of the NRSROs. As of the date of this report, the financial markets' reactions to the recent activities of the federal government and

NRSROs have had no impact on the FHLBank System's ability to access the capital markets on acceptable terms. Investors continue to favor the System's debt issuances; spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR have not changed materially; and, after experiencing modest increases in late July, the System's short-term debt costs returned to the prevailing range from the first six months of 2011. The impact on our financial condition from being required to post additional collateral on derivative transactions (which depend on NRSRO ratings) has been minor and within manageable ranges.

Earnings and Market Risk
Market risk exposure in the first six months of 2011 was moderate, well within policy limits, and consistent with long-term historical average exposure. We expect our business will continue to generate a competitive return on member stockholders' capital investment, except potentially in the most extreme cases of interest rate movements and deterioration in our business volumes.

In August, intermediate- and long-term interest rates fell dramatically, with these interest rates now at or near all-time lows. The lower rate environment has resulted in unrealized losses (which will reverse over time) on derivatives and trading securities. More important, if the current rate environment continues, we expect to experience a large amount of net amortization of mortgage purchase premiums, faster prepayments of high yielding mortgage assets, and possibly reductions in the balance of our mortgage assets (which normally are our assets that earn the widest spreads). These factors, as well as the increased amount of asset liquidity held, are expected to negatively impact our results of operations. Although the overall impact of the current interest rate environment on earnings could be significant, we believe that our operations will continue to provide a competitive return on members' capital investment compared to the levels of market interest rates.

Credit Risk
We continue to have a minimal amount of residual credit risk exposure related to our credit services (Advances and Letters of Credit), purchases of investments, and transactions in derivatives and a moderate amount of credit risk exposure related to the Mortgage Purchase Program. Based on analysis of credit risk exposures and application of GAAP, we continued to require no loss reserve for Advances and considered no investments to be other-than-temporarily impaired. We believe our policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivatives counterparties continue to mitigate our credit risk exposure on these instruments.

Credit risk exposure in the Mortgage Purchase Program has increased in the last year, reflecting the sharp decline in home prices in many areas of the country since 2006 and the resulting increase in loan defaults. The allowance for credit losses in the Program was $15 million at June 30, 2011. We believe the portfolio's credit risk will remain moderate. However, in an adverse scenario of further large reductions in home prices and sustained elevated levels of unemployment, credit losses experienced in the portfolio could sharply increase.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Effect of Economy and Financial Markets on Mission Asset Activity

The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District (comprised of Kentucky, Ohio, and Tennessee); conditions in the financial, credit, mortgage, and housing markets; interest rates; and competitive alternatives to our products, such as retail deposits and other sources of wholesale funding. To date, the economic recovery from the recession and financial crisis of 2007-2009 has been weak by historical standards.

Some indications of the weak economy include only modest growth in gross domestic product since the end of the recession, lackluster consumer and business demand, sluggish loan growth at financial institutions, small reductions in unemployment rates, continued distress in housing markets, and continued financial difficulties experienced by many of our members that are making them hesitant to increase lending. It is clear that the economy is in a prolonged period of de-leveraging consumer and commercial debt that had been built up over many years, especially mortgage debt.

The weak economic recovery has resulted in minimal growth in new consumer, mortgage and commercial loans, which has reduced members' demand for Advances. From March 31, 2010 to March 31, 2011 (the most recent data period available), members' aggregate loan portfolios grew only $1.3 billion (0.2 percent) while their aggregate deposit balances increased $22.6 billion (four percent). Members' aggregate loan balances fell $9.4 billion in the first quarter of 2011. We have no reason to believe that these trends changed materially during the second quarter.

Also continuing to significantly lower demand for our credit services is the substantial liquidity still being made available to depository institutions by the federal government in an attempt to stimulate economic growth, extending a practice that began in late 2008. The government's activities are being led by the Federal Reserve System and its quantitative easing programs, which have resulted in an historic expansion of its balance sheet and in the banking system holding extremely large and unprecedented levels of excess reserves.

In addition, many financial institutions, as well as other companies, appear uncertain as to future economic and business conditions and the effect of massive and still-evolving changes in the financial regulatory environment. We believe this uncertainty is also constraining economic activity and, therefore, our Advance demand.

To the extent the economic and monetary conditions continue, we expect Advance activity across our membership to remain slow. Based on indications of a further slowdown in the economy in the third quarter, our Advance activity could experience additional reductions. The economy also continued to negatively affect Mortgage Purchase Program balances in the first six months in 2011, as the ongoing difficulties in the mortgage and housing markets resulted in relatively subdued refinancings of mortgage loans and modest amounts of new loan originations.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

					Six Months Ended June 30,
	Quarter 2 2011		Quarter 1 2011		2011	2010	Year 2010
	Average	Ending	Average	Ending	Average	Average	Average	Ending
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.09	0.07	0.15	0.10	0.12	0.16	0.18	0.13

3-month LIBOR	0.26	0.25	0.31	0.30	0.29	0.35	0.34	0.30
2-year LIBOR	0.75	0.70	0.89	1.00	0.82	1.16	0.93	0.79
5-year LIBOR	2.08	2.04	2.32	2.47	2.20	2.59	2.17	2.17
10-year LIBOR	3.29	3.28	3.54	3.58	3.41	3.65	3.26	3.38

2-year U.S. Treasury	0.55	0.46	0.67	0.83	0.61	0.88	0.69	0.60
5-year U.S. Treasury	1.84	1.76	2.10	2.28	1.97	2.33	1.92	2.01
10-year U.S. Treasury	3.19	3.16	3.44	3.47	3.31	3.59	3.20	3.30

15-year mortgage current coupon (1)	3.15	3.08	3.46	3.48	3.30	3.48	3.14	3.43
30-year mortgage current coupon (1)	4.06	4.04	4.26	4.33	4.16	4.32	3.98	4.15

15-year mortgage note rate (2)	3.84	3.69	4.12	4.09	3.98	4.34	4.10	4.20
30-year mortgage note rate (2)	4.65	4.51	4.85	4.86	4.75	4.96	4.69	4.86

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lenders' mortgage rates surveyed and published by Freddie Mac.

The interest rate environment was relatively stable in the first six months of 2011 and remained, on a net basis, favorable for our FHLBank's results of operations in terms of the level of profitability compared to levels of interest rates. Short-term rates remained at historic lows while intermediate- and long-term rates showed a generally modest upward trend in the first quarter and a modest downward trend in the second quarter. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds.

The rate environment has been a net benefit to our profitability because yield curves continue to be very steep. This has increased gains from a moderate amount of short funding of longer-term assets and provided us the opportunity to retire many Consolidated Bonds before their final maturities and replace them with lower cost Obligations. However, to a lesser degree, the rate environment has lowered profitability to the extent it has been associated with lower Mission Asset Activity resulting from weak economic growth.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

The table below shows information regarding Advance balances by major programs and the notional amount of Letters of Credit.

(Dollars in millions)	June 30, 2011		March 31, 2011		December 31, 2010
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$10,885	38%	$10,881	39%	$10,917	37%
Other	201	1	156	1	288	1
Total	11,086	39	11,037	40	11,205	38

Fixed-Rate:
REPO	1,905	6	750	3	2,266	8
Regular Fixed Rate	5,404	19	5,650	20	5,620	19
Putable (2) (3)	6,514	23	6,592	24	6,658	22
Convertible (2) (3)	1,228	4	1,282	4	1,356	5
Amortizing/Mortgage Matched	2,240	8	2,222	8	2,165	7
Other	201	1	188	1	242	1
Total	17,492	61	16,684	60	18,307	62

Other Advances	—	—	—	—	—	—
Total Advances Principal	$28,578	100%	$27,721	100%	$29,512	100%

Letters of Credit (notional)	$5,302		$5,387		$6,799

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.

(3)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The lower Advance balances experienced in 2009 and 2010 continued in the first six months of 2011. The principal balance of Advances at June 30, 2011 was down $934 million (three percent) from the end of 2010. All programs experienced lower balances except for Amortizing/Mortgage Matched Advances. The "Executive Overview" and "Conditions in the Economy and Financial Markets" discuss reasons for recent trends in Advance balances, which are related mostly to the poor economy and to liquidity being provided by the Federal Reserve. An additional factor putting downward pressure on Advance balances is that former members hold $5.7 billion (20 percent) of Advances, which will pay down without opportunity for replacement with new Advances from the former members.

However, Advance balances between March 31 and June 30 grew by $857 million (three percent), mostly from a small number of members. Based on the experience of only one quarter, it is too soon to predict whether Advances may have begun to stabilize, especially because it appears the economy has slowed in the third quarter.

Members reduced their available lines in the Letters of Credit program in the first six months of 2011 by $1,497 million, most of which occurred in the first quarter. The lines were down principally due to decreased activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

The following tables present the principal balances and related weighted average interest rates for our top five Advance borrowers.

(Dollars in millions)
June 30, 2011			December 31, 2010
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

U.S. Bank, N.A.	$7,315	26%	U.S. Bank, N.A.	$7,315	25%
PNC Bank, N.A. (1)	3,998	14	PNC Bank, N.A. (1)	4,000	14
Fifth Third Bank	2,785	10	Fifth Third Bank	1,536	5
Western-Southern Life Assurance Co.	1,114	4	Western-Southern Life Assurance Co.	1,225	4
RBS Citizens, N.A. (1)	1,007	3	RBS Citizens, N.A. (1)	1,007	3
Total of Top 5	$16,219	57%	Total of Top 5	$15,083	51%
(1)Former member.

The composition of the top five Advance borrowers did not change between year-end 2010 and June 30, 2011. Advances continued to be concentrated among a small number of members, with the concentration ratio to the top five borrowers fluctuating in the range of 50 to 65 percent in the last several years. As indicated in the table above, a substantial portion of Advances to our top five borrowers were held by nonmembers at June 30.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	June 30, 2011	March 31, 2011	December 31, 2010
Average Advances-to-Assets for Members
Assets less than $1.0 billion (677 members)	3.76%	3.88%	4.12%
Assets over $1.0 billion (61 members)	3.10%	3.12%	3.54%
All members	3.71%	3.82%	4.07%

Continuing a trend from the last several years and consistent with the trends in balances, Advance usage ratios declined in the first six months of 2011. The ratio for all members decreased by 0.36 percentage points, with most of the reduction occurring in the first quarter. Although balances grew in the second quarter as noted above, the usage ratio for all members decreased further in the quarter, although at a slower pace than in the last two years.

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

The table below shows principal paydowns and purchases for the first six months of 2011.

(In millions)	Mortgage Purchase Program Principal
Balance at December 31, 2010	$7,701
Principal purchases	628
Principal paydowns	(856)
Balance at June 30, 2011	$7,473

The principal loan balance in the Mortgage Purchase Program decreased $228 million (three percent) in the first six months. The "Executive Overview" discusses the reasons for the decline in Program balances. However, similar to Advances, the principal balance in the Mortgage Purchase Program grew slightly (by $79 million) in the second quarter compared to the balance at March 31. The increase was due to activity from several new mid-size members, renewed activity with our two largest sellers, and slower prepayment speeds.

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. The $856 million of principal paydowns in the first six months equated to an 18 percent annual constant prepayment rate, modestly lower than 2010's 22 percent rate. The Program’s composition of balances, by loan type and original final maturity, did not change materially in the first six months compared to 2010.

As in the last three years, yields earned in the first two quarters of 2011 on new mortgage loans in the Program, relative to funding costs, offered acceptable risk-adjusted returns due in part to the steep Consolidated Obligation yield curve.

Investments

We hold a substantial amount of investments in order to provide liquidity, enhance earnings, help manage market risk, and, in the case of mortgage-backed securities, help support the housing market. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. It is normal for daily balances of the liquidity portfolio to experience substantial fluctuation in response to market conditions, supply, and spreads available relative to funding costs. In the first six months of 2011, as in 2010, we continued to maintain balances in liquidity investments at higher levels compared to our long-term historical experience. This reflected both a decision to hold more liquidity and our desire to offset a portion of earnings lost from the declines in Mission Asset Activity balances over the last three years.

The book balance of the liquidity portfolio averaged $21,061 million in the first six months of 2011, compared to $16,358 million in all of 2010. The balance at June 30, 2011 was $17,128 million compared to $21,654 million at December 31, 2010. Liquidity investments currently consist of overnight Federal funds sold, certificates of deposit, securities purchased under agreements to resell, U.S. Treasury securities, short-term debt of government-sponsored enterprises (primarily Fannie Mae and Freddie Mac), guaranteed debentures issued by the Federal Deposit Insurance Corporation under the Temporary Liquidity Guarantee Program, and short-term unsecured debt of the International Bank for Reconstruction and Development.

In the second half of 2010 and continuing in the first half of 2011, in order to bolster asset liquidity, we increased purchases of short-term trading securities, including U.S. Treasury obligations and debt securities of Fannie Mae and Freddie Mac. There was a resulting decrease in other short-term investments which include interest bearing deposits, securities purchased under agreements to resell, and overnight Federal funds sold.

The book balance of the mortgage-backed securities portfolio fell $848 million in the first six months of 2011. The amount outstanding at June 30, 2011 ($10,809 million) amounted to a multiple of regulatory capital of 2.78, below the regulatory limit of three times. At June 30, 2011, the mortgage-backed securities portfolio consisted of $9,366 million of securities issued by Fannie Mae or Freddie Mac (all of which were fixed-rate pass-through securities and fixed-rate collateralized mortgage obligations), $1,382 million of floating-rate securities issued by the National Credit Union Administration, $59 million of fixed-rate private-label mortgage-backed securities, and $2 million of securities issued by Ginnie Mae.

The table below shows principal paydowns and principal purchases for our mortgage-backed securities for the first six months of 2011.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2010	$11,591
Principal purchases	1,124
Principal paydowns	(1,743)
Principal sales	(226)
Balance at June 30, 2011	$10,746

Our ongoing strategy is to attempt to hold balances of mortgage-backed securities close to the regulatory maximum of three times capital. When market conditions are unfavorable, as they were overall in the first six months of 2011, we may purchase fewer securities consistent with our conservative risk management philosophy. Purchases fell short of paydowns because there was a limited supply of securities that met our policy and procedural stipulations for market and credit risk exposure: purchase prices were well above par for otherwise attractive securities, which can create additional earnings volatility from amortizing purchase premiums; and most available securities had very low note rates on the underlying mortgage loan collateral, which can elevate market risk exposure under conditions of rising interest rates. When market conditions improve, we expect to return to purchasing these securities in greater quantities.

The $1,743 million of principal paydowns in the first six months of 2011 equated to a 27 percent annual constant prepayment rate, modestly lower than 2010's 30 percent rate. As in the last three years, yields earned in the first two quarters of 2011 on new mortgage-backed securities, relative to funding costs, offered acceptable risk-adjusted returns due in part to the steep Consolidated Obligation yield curve.

See the "Credit Risk-Investments" section of "Quantitative and Qualitative Disclosures About Risk Management" for information on the credit quality of the investments portfolio.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended
(In millions)	June 30, 2011		December 31, 2010
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$32,918	$33,261	$35,008	$27,918
Discount	(2)	(4)	(5)	(4)
Total Consolidated Discount Notes	32,916	33,257	35,003	27,914
Consolidated Bonds:
Unswapped fixed-rate	20,168	20,621	21,256	23,677
Unswapped adjustable-rate	1,250	47	—	852
Swapped fixed-rate	6,495	9,124	9,294	9,974
Total Par Consolidated Bonds	27,913	29,792	30,550	34,503
Other items (1)	139	141	147	148
Total Consolidated Bonds	28,052	29,933	30,697	34,651
Total Consolidated Obligations (2)	$60,968	$63,190	$65,700	$62,565

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $727,475 and $796,374 at June 30, 2011 and December 31, 2010, respectively.

We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and most liquidity investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). So as to manage market risk exposure, we fund long-term assets principally with unswapped fixed-rate Bonds. Balances of total Obligations fluctuate in accordance with changes in the amount of total assets. Changes to the mix of Obligations fluctuate in response to relative changes in short-term versus long-term assets, relative changes in fixed-rate and adjustable-rate assets, decisions on market risk management (particularly the amount of funding of longer-term assets with short-term Obligations), and differences in relative costs of various Obligations.

The $4,732 million decrease in the total ending balance of Consolidated Obligations from the end of 2010 to June 30, 2011 corresponded to the decrease in total assets and the relatively stable amount of deposits and capital. The slight $625 million increase in the average balance of Obligations in the first six months of 2011 compared to the full year average for 2010 reflected the stable balance in total average assets in these two periods.

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. The spreads and volatility of the spreads were at levels comparable to historical averages in the first six months.

Deposits

Members' deposits with us are a relatively minor source of low-cost funding. Total interest bearing deposits at June 30, 2011 were $1,211 million, a decrease of $227 million (16 percent) from year-end 2010. As shown on the “Average Balance Sheet and Rates” table in “Results of Operations,” the average balance of total interest bearing deposits in the first six months of 2011 was $1,316 million, a decrease of $394 million (23 percent) from the average balance in the same period of 2010.

Deposit balances can change substantially based on the actions of a few larger members. These balances fell over the last year despite members' substantial increase in excess reserves and their stagnant loan demand. We believe this may be due to the substantially higher interest rates that the Federal Reserve currently offers on member deposits compared to those we can offer at acceptable profitability.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first six months of 2011.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Six Months Ended		Year Ended
	June 30, 2011		December 31, 2010
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,113	$3,103	$3,092	$3,093
Mandatorily Redeemable Capital Stock	324	334	357	413
Regulatory Capital Stock	3,437	3,437	3,449	3,506
Retained Earnings	448	455	438	436
Regulatory Capital	$3,885	$3,892	$3,887	$3,942

GAAP and Regulatory Capital-to-Assets Ratio	Six Months Ended		Year Ended
	June 30, 2011		December 31, 2010
	Period End	Average	Period End	Average
GAAP	5.33%	5.12%	4.92%	5.08%
Regulatory	5.83	5.61	5.43	5.68

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

Our capital base was relatively stable in the first six months of 2011, with the amount of regulatory capital changing only $2 million from the end of 2010. Similarly, average GAAP and regulatory financial leverage, as represented by the capital-to-assets ratio, did not change materially in the first two quarters of 2011 compared to the 2010 average. Financial leverage ratios were lower at June 30, 2011 compared to the end of 2010 due to the smaller balance of total assets at June 30. The $33 million decrease in mandatorily redeemable capital stock in the first six months was due to $20 million of repurchases from one member that had requested redemption of its excess stock balance and $13 million of repurchases from former members.

The table below shows the amount of excess capital stock.

(In millions)	June 30, 2011	December 31, 2010
Excess capital stock (Capital Plan definition)	$1,213	$1,192
Cooperative utilization of capital stock	$167	$179
Mission Asset Activity capitalized with cooperative capital stock	$4,185	$4,483

The amount of excess capital stock and other metrics shown for the two dates presented in the table changed little. This reflected the small change in Mission Asset Activity between these two dates. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock used cooperatively) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, we have exceeded the regulatory threshold and, therefore, have been required to pay cash dividends. Until Advances grow again by a large amount, we expect to continue paying cash dividends.

Retained earnings at June 30, 2011 totaled $448 million, an increase of $10 million from the end of 2010. Retained earnings have increased in each quarter since 2001.

On February 28, 2011, all the Federal Home Loan Banks entered into a Joint Capital Enhancement Agreement (the “Capital Agreement”) that will bolster each FHLBank's capital adequacy. The Capital Agreement provides that upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (the “Account”). The 20 percent reserve allocation to the Account is similar to what has been required under REFCORP. Each FHLBank is required to build its Account to an amount equal to one percent of the most recent-quarter's average carrying value (excluding certain fair value adjustments) of its share of Consolidated Obligations. Amounts in the Account are not permitted to be paid to stockholders as dividends. The Capital Agreement does not limit the ability of any FHLBank to use its retained earnings outside of the Account to pay dividends. Based on historical earnings levels, we expect that it will take many years to achieve the one percent requirement.

The Capital Agreement further required each FHLBank to submit an application to the Finance Agency for approval of amendments to its Capital Plan or capital plan submission, as applicable, consistent with the terms of the Capital Agreement. We amended our Capital Plan accordingly, submitted it to the Finance Agency in July and received approval of the amended Capital Plan on August 5, 2011. The amended Capital Plan will become effective on September 5, 2011. The FHLBanks also amended the Capital Agreement to reflect differences between the original Capital Agreement and the Capital Plan amendments, including changes to the definition of an automatic termination event, provisions for determining whether an automatic termination event has occurred, and modifications to the provisions regarding the release of restricted retained earnings if the Agreement is terminated.

On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, we will be required to allocate 20 percent of net income to the separate restricted retained earnings account beginning in the third quarter of 2011.

Membership and Stockholders

On June 30, 2011, we had 738 member stockholders. During the first two quarters of 2011, nine financial institutions became new members and stockholders and six members merged into other Fifth District members, producing a net gain of three member stockholders. Membership changes are a normal and ongoing part of our business operations. We will continue to recruit institutions eligible for membership in order to maintain and expand our customer base, with the focus continuing on insurance companies and credit unions. In the first six months of 2011, there were no material changes in the allocation of membership by state, charter type, or asset size.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three- and six-months ended June 30, 2011 and 2010. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011		2010		2011		2010
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$66	5.50%	$64	5.30%	$137	5.69%	$132	5.54%
Provision for credit losses	(1)	(0.09)	—	—	(4)	(0.15)	—	—
Net interest income after provision for credit losses	65	5.41	64	5.30	133	5.54	132	5.54
Net gains (losses) on derivatives and hedging activities	—	0.01	(3)	(0.26)	5	0.21	(1)	(0.05)
Other non-interest (loss) income	—	(0.02)	8	0.65	(1)	(0.06)	9	0.40
Total non-interest (loss) income	—	(0.01)	5	0.39	4	0.15	8	0.35
Total revenue	65	5.40	69	5.69	137	5.69	140	5.89
Total other expense	(13)	(1.12)	(13)	(1.03)	(28)	(1.16)	(25)	(1.07)
Assessments	(14)	(b)	(15)	(b)	(29)	(b)	(31)	(b)
Net income	$38	4.28%	$41	4.66%	$80	4.53%	$84	4.82%

(a)    The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.
(b)    The effect on ROE of the REFCORP and Affordable Housing Program assessments is pro-rated within the other categories.

The similar operating results for the periods shown reflected relative stability in the primary factors that can affect results of operations, including the interest rate environment, balance sheet size and composition, and market and credit risk exposure. Details for the categories of the summary income statement are discussed in subsequent sections.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income for the three- and six-months ended June 30, 2011 and 2010.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2011		2010		2011		2010
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$61	0.36%	$53	0.31%	$120	0.35%	$107	0.31%
Net (amortization)/accretion (1) (2)	(9)	(0.05)	(8)	(0.05)	(11)	(0.03)	(13)	(0.04)
Prepayment fees on Advances, net (2)	1	—	1	0.01	1	—	3	0.01
Total net interest rate spread	53	0.31	46	0.27	110	0.32	97	0.28
Earnings from funding assets with interest-free capital	13	0.08	18	0.11	27	0.08	35	0.10
Total net interest income/net interest margin (3)	$66	0.39%	$64	0.38%	$137	0.40%	$132	0.38%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

The slight improvement in net interest income for both comparison periods reflected higher net interest rate spread that was partially offset by lower earnings from deploying capital in interest-earning assets.

Earnings From Capital. Earnings generated from funding interest-earning assets with interest-free capital fluctuate in the same direction as changes in asset yields. The reductions in the earnings from capital for both comparison periods was due to the continuing trend of reductions in market interest rates, particularly in long-term rates, which tended to lower yields on assets that paid down and were replaced. For example, as shown in the "Average Balance Sheet and Rates" table, the average rate on earning assets fell 0.29 percentage points between the first six months of 2010 and the first six months of 2011.

Net Amortization/Accretion. Net amortization/accretion includes recognition of premiums and discounts paid on purchased mortgage assets and of premiums, discounts and concessions paid on most Consolidated Bonds. Changes in net amortization can be, and in the past have been, substantial because movements in interest rates affect actual and projected mortgage prepayment speeds and decisions to retire ("call") Bonds before their maturity. Despite there being substantial fluctuation of more than $5 million in individual asset/liability accounts, total changes in net amortization in the two comparison periods were modest (within $2 million).

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Prepayments in one period do not necessarily indicate a trend that will continue in future periods. Although Advance prepayment fees can be, and in the past have been, significant, they were small in each of the first two quarters of both 2011 and 2010.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of the net interest rate spread increased by $13 million (12 percent) in the six-months comparison and by $8 million (15 percent) in the three-months comparison. Several factors, discussed below in estimated order of impact from largest to smallest, were primarily responsible for the changes in the net interest spread due to other components.

Six-Months Comparison

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: In the last six months of 2010 and the first six months of 2011, reductions in intermediate- and long-term interest rates enabled us to call $7.2 billion of unswapped Bonds, most of which funded mortgage assets, before their final maturities and to replace them with new Consolidated

Obligations, most at substantially lower interest rates. By contrast, the amount of mortgage paydowns in this period, most of which we reinvested in assets with lower rates, was less ($6.5 billion) than the amount of Bonds called; this also improved net interest income.

▪
Decrease in mortgage assets balances-Unfavorable: Although the average book balance of interest-earnings assets declined by only $942 million, the average book balance of mortgage assets--which are normally our most profitable assets--declined by $1,823 million. Mortgage assets include the Mortgage Purchase Program and investments in mortgage-backed securities.

▪
Higher overall market risk exposure-Favorable: Although we reduced market risk exposure in the second quarter of 2011 (after it had increased in the last two months of 2010 and the first quarter of 2011), average market risk exposure was higher in the first six months of 2011 than in the same period of 2010. This was primarily because we funded a greater amount of longer-term mortgage assets with shorter-term Consolidated Obligations. Because of the steep Obligation yield curve, the higher market risk exposure raised earnings.

▪    Trading securities-Favorable: In the second half of 2010 and continuing in the first half of 2011, we began to significantly increase purchases of short-term trading securities (which included instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity. Many of the trading securities were purchased with above-market coupon rates. The above-market coupon interest resulted in an estimated $8 million increase in net interest income. However, this was offset by earnings reductions in other non-interest income (net losses on trading securities), with the resulting overall earnings from the trading securities reflecting at-market rates. See “Non-Interest Income and Non-Interest Expense” below for a discussion of the net losses on trading securities.

▪
Narrower net spreads on new mortgage assets-Unfavorable: In the last six months of 2010 and the first six months of 2011, we purchased $5.2 billion of new mortgage assets. Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgages that paid down.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the six-months comparison and in approximately the same relative magnitude.

Average Balance Sheet and Rates
The following table provides average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin for the three-month and six-month comparisons occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$28,531	$59	0.82%	$32,033	$73	0.92%
Mortgage loans held for portfolio (2)	7,549	85	4.53	8,910	104	4.68
Federal funds sold and securities purchased under resale agreements	7,132	2	0.08	9,637	4	0.18
Interest-bearing deposits in banks (3) (4)	4,682	2	0.20	4,865	3	0.25
Mortgage-backed securities	11,204	103	3.69	11,784	138	4.68
Other investments	8,772	12	0.55	68	—	0.50
Loans to other FHLBanks	8	—	0.10	4	—	0.20
Total earning assets	67,878	263	1.55	67,301	322	1.92
Less: allowance for credit losses on mortgage loans	14			—
Other assets	236			224
Total assets	$68,100			$67,525
Liabilities and Capital
Term deposits	$175	—	0.20	$242	—	0.38
Other interest bearing deposits (4)	1,040	—	0.02	1,390	—	0.05
Short-term borrowings	32,835	6	0.08	25,269	10	0.16
Unswapped fixed-rate Consolidated Bonds	20,591	182	3.54	24,709	238	3.86
Unswapped adjustable-rate Consolidated Bonds	93	—	0.14	1,000	—	0.14
Swapped Consolidated Bonds	8,467	5	0.21	9,791	5	0.21
Mandatorily redeemable capital stock	329	4	4.50	411	5	4.50
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	63,530	197	1.24	62,812	258	1.65
Non-interest bearing deposits	13			7
Other liabilities	997			1,178
Total capital	3,560			3,528
Total liabilities and capital	$68,100			$67,525

Net interest rate spread			0.31%			0.27%
Net interest income and net interest margin (5)		$66	0.39%		$64	0.38%
Average interest-earning assets to interest-bearing liabilities			106.84%			107.15%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were no non-accrual loans for the periods displayed.
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

(5)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$28,842	$120	0.84%	$33,104	$146	0.89%
Mortgage loans held for portfolio (2)	7,582	176	4.69	9,048	216	4.81
Federal funds sold and securities purchased under resale agreements	7,689	5	0.12	9,252	7	0.16
Interest-bearing deposits in banks (3) (4)	5,290	6	0.22	5,412	6	0.21
Mortgage-backed securities	11,301	212	3.78	11,658	272	4.70
Other investments	8,494	21	0.51	1,668	1	0.13
Loans to other FHLBanks	6	—	0.11	4	—	0.14
Total earning assets	69,204	540	1.57	70,146	648	1.86
Less: allowance for credit losses on mortgage loans	14			—
Other assets	225			258
Total assets	$69,415			$70,404
Liabilities and Capital
Term deposits	$208	—	0.24	$191	—	0.41
Other interest bearing deposits (4)	1,108	—	0.03	1,519	—	0.04
Short-term borrowings	33,257	18	0.11	25,976	17	0.13
Unswapped fixed-rate Consolidated Bonds	20,685	367	3.57	24,920	480	3.88
Unswapped adjustable-rate Consolidated Bonds	47	—	0.14	1,000	1	0.10
Swapped Consolidated Bonds	9,201	10	0.22	11,621	8	0.14
Mandatorily redeemable capital stock	334	8	4.78	453	10	4.52
Other borrowings	—	—	—	1	—	0.21
Total interest-bearing liabilities	64,840	403	1.25	65,681	516	1.58
Non-interest bearing deposits	13			7
Other liabilities	1,011			1,210
Total capital	3,551			3,506
Total liabilities and capital	$69,415			$70,404

Net interest rate spread			0.32%			0.28%
Net interest income and net interest margin (5)		$137	0.40%		$132	0.38%
Average interest-earning assets to interest-bearing liabilities			106.73%			106.80%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Nonperforming loans are included in average balances used to determine average rate. There were no non-accrual loans for the periods displayed.
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

For both comparison periods, the average rate on both total earning assets and interest-bearing liabilities decreased and the total net interest rate spread rose by 0.04 percentage points. The decrease in average rate for total assets and liabilities was driven by lower average rates on long-term assets and long-term liability accounts, which include mortgage loans held for portfolio, mortgage-backed securities, and unswapped fixed-rate Consolidated Bonds. This reflects the trend in the last several years of sharply lower intermediate- and long-term market rates; as the long-term assets and liabilities mature or are paid down over time, new long-term assets and liabilities are put on the balance sheet at lower rates, which cumulatively builds over time to reduced portfolio rates.

Short-term rates were relatively stable in 2010 and the first six months of 2011. The Federal Reserve had dropped the overnight Federal funds target rate to its current level by the end of 2008 and has held the target at approximately zero to 0.25 percent since then, and short-term LIBOR has been within a narrow range since mid-2009. Many of our short-term and adjustable-rate assets and liabilities have rates tied to these two market indices. Some accounts comprised primarily of short-term or adjustable-rate instruments increased slightly in average rate in the two comparison periods because, even though short-term rates did not change significantly, they did exhibit some normal modest fluctuations up and down as market conditions changed. The average rate on other investments in the six-months comparison increased 0.38 percentage points because in the second half of 2010 and first six months of 2011 we purchased a substantial amount of short-term liquidity investments that had longer final maturities than the typical liquidity investment and the yield curve for liquidity investments is upward sloping.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

	Three Months Ended			Six Months Ended
(In millions)	June 30, 2011 over 2010			June 30, 2011 over 2010
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(7)	$(7)	$(14)	$(18)	$(8)	$(26)
Mortgage loans held for portfolio	(16)	(3)	(19)	(35)	(5)	(40)
Federal funds sold and securities purchased under resale agreements	(1)	(1)	(2)	(1)	(1)	(2)
Interest-bearing deposits in banks	—	(1)	(1)	—	—	—
Mortgage-backed securities	(7)	(28)	(35)	(8)	(52)	(60)
Other investments	12	—	12	12	8	20
Loans to other FHLBanks	—	—	—	—	—	—
Total	(19)	(40)	(59)	(50)	(58)	(108)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	2	(6)	(4)	4	(3)	1
Unswapped fixed-rate Consolidated Bonds	(38)	(18)	(56)	(77)	(36)	(113)
Unswapped adjustable-rate Consolidated Bonds	—	—	—	(1)	—	(1)
Swapped Consolidated Bonds	—	—	—	(2)	4	2
Mandatorily redeemable capital stock	(1)	—	(1)	(3)	1	(2)
Other borrowings	—	—	—	—	—	—
Total	(37)	(24)	(61)	(79)	(34)	(113)
Increase (decrease) in net interest income	$18	$(16)	$2	$29	$(24)	$5

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Advances:
Amortization/accretion of hedging activities in net interest income	$—	$—	$(1)	$—
Net interest settlements included in net interest income	(93)	(114)	(186)	(233)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	(1)	—	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	19	31	40	74
Decrease to net interest income	$(74)	$(84)	$(147)	$(160)

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

Use of derivatives results in a much closer match of actual cash flows between assets and liabilities than would occur otherwise, which, as designed, reduces market risk exposure. It can also lower earnings when short-term rates are lower than intermediate- and long-term rates (as is normally the case) if the reduction in net interest income from Advance-related derivatives exceeds the increase in net interest income from Bond-related derivatives. This was the case in the three- and six-months ended June 30, 2011, primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. The reduction in earnings from using derivatives was acceptable because it enabled us to significantly lower market risk exposure.

Provision for Credit Losses

We began to record a provision for credit losses on loans in the Mortgage Purchase Program for the first time in the third quarter of 2010, based on actual losses and our projection of incurred losses estimated to result in charge-offs. In the first six months of 2011, we recorded an additional $4 million provision for credit losses on loans in the Program based on an assessment of additional incurred losses as a result of further declines in historical home prices and an increase in foreclosure rates. The allowance for credit losses increased by $3 million in the first six months of 2011 after the additional $4 million provision and charge-offs of $1 million. At June 30, 2011, the allowance for credit losses was $15 million. For further information, see the "Credit Risk-Mortgage Purchase Program" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Other Income
Net gains on held-to-maturity securities	$6	$6	$6	$6
Net gains (losses) on derivatives and hedging activities	—	(3)	5	(1)
Other non-interest (loss) income, net	(6)	2	(7)	3
Total other income	$—	$5	$4	$8

Other Expense
Compensation and benefits	$8	$7	$16	$15
Other operating expense	3	4	7	7
Finance Agency	1	1	2	2
Office of Finance	1	1	2	1
Other	—	—	1	—
Total other expense	$13	$13	$28	$25
Average total assets	$68,100	$67,525	$69,415	$70,404
Average regulatory capital	3,896	3,946	3,892	3,966
Total other expense to average total assets (1)	0.08%	0.07%	0.08%	0.07%
Total other expense to average regulatory capital (1)	1.39	1.25	1.43	1.29

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Detail on Net Gains (Losses) on Derivatives and Hedging Activities

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2011	2010	2011	2010
Net gains (losses) on derivatives and hedging activities
Advances:
Gains (losses) on fair value hedges	$2	$(3)	$8	$(2)
Losses on derivatives not receiving hedge accounting	(3)	(4)	(3)	(5)
Mortgage loans:
Gains (losses) on derivatives not receiving hedge accounting	—	3	(4)	4
Consolidated Obligation Bonds:
Gains on fair value hedges	—	—	—	1
Gains on derivatives not receiving hedge accounting	1	1	4	1
Total net gains (losses) on derivatives and hedging activities	$—	$(3)	$5	$(1)
(1)     Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The $6 million in net gains on held-to-maturity securities for each period occurred from our sales of certain mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal outstanding at the time of the sale.

The decreases in other non-interest (loss) income for the comparison periods were mostly due to losses on trading securities. As discussed above in “Components of Net Interest Income,” these losses were driven by certain securities purchased with above-market coupon rates and, therefore, prices above par. The related premiums paid are reflected as losses to the securities' fair value as they approach maturity.

The amount of income volatility in derivatives and hedging activities in the periods noted was modest, well within the range of normal fluctuation relative to the notional amount of derivatives, and consistent with the close hedging relationships of our derivative transactions. The change in net gains on derivatives and hedging activities primarily represented unrealized market value adjustments, which resulted from the modest changes in interest rates and the amortization of market value gains. For both periods, the market value adjustments as a percentage of notional derivatives principal were less than 0.03 percentage points.
Total other expenses had modest increases. The ratios of other expense to regulatory capital rose due to both higher other expense amounts and decreases in average regulatory capital. We continue to maintain a sharp focus on controlling operating costs.

REFCORP and Affordable Housing Program Assessments

The dollar amounts and impact of assessments on profitability were similar in the three- and six-months ended June 30, 2011 and 2010, reflecting the small differences in net income between the periods. In the first six months of 2011, assessments totaled $29 million, which reduced ROE by 1.67 percentage points. In the first six months of 2010, assessments totaled $31 million, which reduced ROE by 1.80 percentage points.

As a result of fully satisfying the REFCORP obligation, we do not expect to record further REFCORP assessments in the Statements of Income, effective in the third quarter of 2011. For further information, see the "Capital Resources" section in "Analysis of Financial Condition."

Segment Information

Note 18 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. We manage financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes each segment's operating results.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended June 30, 2011
Net interest income after provision for credit losses	$47	$18	$65
Net income	$26	$12	$38
Average assets	$60,530	$7,570	$68,100
Assumed average capital allocation	$3,164	$396	$3,560
Return on Average Assets (1)	0.17%	0.63%	0.22%
Return on Average Equity (1)	3.30%	12.06%	4.28%

Three Months Ended June 30, 2010
Net interest income	$44	$20	$64
Net income	$25	$16	$41
Average assets	$58,573	$8,952	$67,525
Assumed average capital allocation	$3,060	$468	$3,528
Return on Average Assets (1)	0.17%	0.70%	0.24%
Return on Average Equity (1)	3.32%	13.45%	4.66%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Six Months Ended June 30, 2011
Net interest income after provision for credit losses	$91	$42	$133
Net income	$54	$26	$80
Average assets	$61,812	$7,603	$69,415
Assumed average capital allocation	$3,162	$389	$3,551
Return on Average Assets (1)	0.18%	0.68%	0.23%
Return on Average Equity (1)	3.47%	13.20%	4.53%

Six Months Ended June 30, 2010
Net interest income	$85	$47	$132
Net income	$49	$35	$84
Average assets	$61,313	$9,091	$70,404
Assumed average capital allocation	$3,053	$453	$3,506
Return on Average Assets (1)	0.16%	0.77%	0.24%
Return on Average Equity (1)	3.24%	15.42%	4.82%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net income and ROE from the first six months of 2010 to the first six months of 2011 primarily reflected the following items, each of which is discussed in more detail above: calls of Consolidated Bonds that funded mortgage-backed securities and their replacement with lower cost debt; a moderate increase in average market risk exposure; gains from sales of mortgage-backed securities; and, for the six-months comparison, unrealized gains on derivatives. These factors were partially offset by lower earnings from capital and lower balances on average assets, especially mortgage-backed securities. See the discussion above in “Components of Net Interest Income.”
Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be at a substantial level over market interest rates, with a moderate amount of market risk and credit risk. In the first six months of 2011, the Program averaged 11 percent of total average assets but accounted for 32 percent of earnings. The decreases in the Program's ROE reflected increases in the provision for credit losses and lower spreads on new loans in the Program compared to spreads earned on assets that paid down. These factors were partially offset by replacing called Bonds funding Program loans with lower cost debt, and a moderate increase in average market risk exposure.

Compared to the Traditional Member Finance segment, the Mortgage Purchase Program segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure. The Mortgage Purchase Program also provides the opportunity for enhanced risk-adjusted returns which can augment earnings. As discussed elsewhere, although mortgage assets are the largest source of our market risk, we believe that we have historically managed the risk prudently and that these assets do not excessively elevate the balance sheet's overall market risk exposure.

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

Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables, as presented in the following tables for various instantaneous and permanent interest rate shocks. Average results are compiled using data for each month end. Given the very low level of rates, the down rate shocks are nonparallel scenarios, with short-term rates decreased less than long-term rates so that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date
Market Value of Equity	$3,896	$3,935	$3,996	$4,062	$3,932	$3,719	$3,502
% Change from Flat Case	(4.1)%	(3.1)%	(1.6)%	—	(3.2)%	(8.4)%	(13.8)%
2010 Full Year
Market Value of Equity	$3,849	$3,894	$3,978	$4,113	$4,141	$4,017	$3,846
% Change from Flat Case	(6.4)%	(5.3)%	(3.3)%	—	0.7%	(2.3)%	(6.5)%

Month-End Results
June 30, 2011
Market Value of Equity	$3,976	$4,010	$4,057	$4,121	$4,034	$3,846	$3,650
% Change from Flat Case	(3.5)%	(2.7)%	(1.6)%	—	(2.1)%	(6.7)%	(11.4)%
December 31, 2010
Market Value of Equity	$3,832	$3,870	$3,944	$4,021	$3,882	$3,661	$3,434
% Change from Flat Case	(4.7)%	(3.8)%	(1.9)%	—	(3.5)%	(9.0)%	(14.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date	(0.3)	(0.8)	(1.2)	1.2	5.0	6.1	6.3
2010 Full Year	(1.5)	(1.9)	(3.0)	(2.9)	1.8	4.2	4.7

Month-End Results
June 30, 2011	(0.3)	(0.8)	(0.7)	(0.5)	4.0	5.2	5.3
December 31, 2010	(0.5)	(1.2)	(2.0)	1.7	5.1	6.5	6.8

Market risk exposure in the first six months of 2011 was moderate, well within policy limits, and consistent with long-term historical average exposure. The average market risk exposure in the first six months indicated more exposure to higher interest rates compared to 2010's average exposure. However, market risk exposure to higher interest rates at June 30 was reduced from the level at the end of 2010. This resulted from actions we took in the second quarter to increase the amount and maturities of long-term Consolidated Obligations and from modest reductions in mortgage rates.

Market yield curves currently are unusually steep. Although market risk exposure could be considered to be substantial under the up 300 basis points parallel rate shock, we believe that this scenario, in which short-term rates would be less than four percent while long-term mortgage rates would be eight percent or higher, has a smaller chance of occurring at this time than a scenario in which short-term rates increase more than long-term rates. Under the latter scenario in which short-term interest rates increase significantly and the yield curve takes on a more normal shape (less upward sloping than currently), the market value and duration metrics indicate that market risk exposure would be materially less than under the up 300 basis points parallel shock. In addition, even an up 300 basis points parallel interest rate shock would leave the market value of equity to the par value of capital stock at, or slightly above, 100 percent.

Finally, simulations of projected earnings under scenarios of both parallel and nonparallel rate movements in which long-term rates increase 300 basis points indicate that over a five-year period profitability relative to short-term rate levels would be volatile but remain competitive with ROE remaining well above short-term interest rates.

Based on analysis of all of our market risk metrics, including simulations of earnings trends, we expect that profitability will remain competitive unless interest rates change by extremely large amounts. We believe that our profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by 400 hundred basis points or more combined with short-term rates increasing to at least eight percent. These extreme changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables or our business model.

Market Capitalization Ratio
The following table presents the market capitalization ratio for the current (flat rate) interest rate environment.

	June 30, 2011	December 31, 2010
Market Value of Equity to Par Value of Regulatory Capital Stock	120%	117%

The ratio of the market value of equity to the par value of regulatory capital stock excludes retained earnings in the denominator and therefore shows the ability of the market value of equity to protect the value of stockholders' investment in our company. To the extent the ratio differs from 100 percent, it can represent potential real economic gains or losses, unrealized opportunity benefits or costs, temporary fluctuations in asset or liability prices, or market value remaining under a company liquidation under which all assets were sold and all liabilities were terminated or transferred. The ratio does not sufficiently measure the value of our company as a going concern because it does not consider franchise value, future new business activity, future risk management strategies, or the net profitability of assets after funding costs.

Because the ratio was above 100 percent and relatively stable in the first six months of 2011, it provides additional support for the assessment that we have a moderate amount of market risk exposure. Currently the ratio is at a favorable (high) level due primarily to the fact that retained earnings currently comprise 13 percent of regulatory capital stock.

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

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date	(20.5)%	(15.2)%	(7.8)%	—	(9.0)%	(25.9)%	(43.5)%
2010 Full Year	(22.8)%	(18.4)%	(11.1)%	—	2.7%	(6.4)%	(19.3)%

Month-End Results
June 30, 2011	(18.3)%	(13.3)%	(7.4)%	—	(6.1)%	(21.6)%	(37.9)%
December 31, 2010	(20.7)%	(15.9)%	(8.2)%	—	(9.0)%	(25.5)%	(42.8)%

These measures indicate that the market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet. As expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet. The exposure at June 30, 2011 was lower than that at the end of 2010 and consistent with the portfolio's long-term historical average profile. The average exposure to higher interest rates over the first six months of 2011 was substantially greater than 2010's average exposure to higher rates because 2010's exposure was at a very low level.

We believe that the mortgage assets portfolio continues to have a moderate amount of market risk exposure that is consistent with our conservative risk philosophy, cooperative business model, and the risk exposure generally associated with investing in mortgage assets.

Use of Derivatives in Market Risk Management
In addition to issuing long-term Consolidated Bonds, an important way that we manage and hedge market risk exposure is by engaging in derivatives transactions, primarily interest rate swaps. Our hedging and risk management strategies in using derivatives did not change in the first six months of 2011 compared to historical strategies, nor were there changes in the accounting treatment of new or existing derivative hedge transactions that materially impacted our results of operations. Because of this, and the fact that total assets did not change materially in the first six months compared to the end of 2010, the notional principal balances of derivatives also did not change materially. For further information, see Note 10 of the Notes to Unaudited Financial Statements.

Capital Adequacy

Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each of our regulatory capital requirements, the primary requirement being that the regulatory capital-to-assets ratio must exceed 4.00 percent. This ratio averaged 5.61 percent in the first six months of 2011 and at June 30 was 5.83 percent. Given the amount of regulatory capital at June 30, 2011, total assets could increase by $30.5 billion before the capital-to-assets ratio would fall to 4.00 percent. This amount of growth in assets is unlikely to occur and, if it did, additional amounts of capital would be required under our Capital Plan.

Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. The range is from $140 million to $285 million, with a target level of $170 million. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. On June 30, 2011, we had $448 million of retained earnings. As discussed in the "Capital Resources" section of "Analysis of Financial Condition," we also expect to bolster capital adequacy by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the Capital Agreement.

Credit Risk

Overview
We assume a substantial amount of inherent credit risk exposure in our dealings with members, purchases of investments, and transactions of derivatives. For the reasons detailed below, we believe we have a minimal overall amount of residual credit risk exposure related to our Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of legacy credit risk exposure related to the Mortgage Purchase Program.

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite ongoing deterioration in the credit conditions of many of our members and in the value of some pledged collateral, which began in 2008, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first six months of 2011. We base this assessment on the following factors:

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At June 30, 2011, our policy on over-collateralization resulted in total collateral pledged of $148.5 billion with total borrowing capacity of $96.3 billion. Lower borrowing capacity results because we apply Collateral Maintenance Requirements

(CMRs) to discount the value of pledged collateral in order to recognize market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it.

As indicated in the table below, the allocation of total pledged collateral (unadjusted for CMRs) between June 30, 2011 and December 31, 2010 did not change materially. At June 30, 80 percent of collateral was related to residential mortgage lending in single family loans and home equity lines.

	June 30, 2011		December 31, 2010
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)
Single family loans	61%	$90.8	62%	$93.4
Home equity loans/lines of credit	19	28.5	19	28.0
Commercial real estate	11	15.5	10	15.5
Bond securities	7	10.9	7	10.6
Multi-family loans	2	2.4	2	2.5
Farm real estate	(a)	0.4	(a)	0.5
Total	100%	$148.5	100%	$150.5

(a)	Less than one percent of total pledged collateral.

We assign each member one of four levels of collateral status, listed in order of least restrictive to most restrictive: Blanket, Securities, Listing, and Physical Delivery. We determine each member's collateral status based on a credit rating (described below) and other credit risk factors. Blanket collateral status, which does not require the member to provide loan level detail on pledged loans, is assigned to approximately 85 percent of members and borrowing nonmembers, over 90 percent of single family mortgage loan collateral and commercial real estate collateral, and almost all home equity loan collateral. All bond securities are under physical delivery collateral status.

Applying CMRs results in conservative adjustments of borrowing capacity for all collateral types. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally assigned higher CMRs. The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at June 30, 2011. The ranges of lendable values are expressed as percentages of collateral market value and exclude subprime and nontraditional mortgage loan collateral. Loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information.

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

Subprime and Nontraditional Mortgage Loan Collateral. Based on our collateral reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately five to seven percent of pledged collateral meets the definition of “nontraditional.” These percentages have increased slightly over the last several years. We apply significantly higher adjustments to the standard CMRs on almost all collateral identified as subprime and/or nontraditional mortgages. No security known to have more than one-third subprime collateral is eligible for pledge to support additional credit borrowings.

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

(Dollars in billions)
June 30, 2011			December 31, 2010
	All Members and Borrowing Nonmembers			All Members and Borrowing Nonmembers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	400	$51.7	1-3	394	$50.7
4	180	36.0	4	186	32.5
5	77	5.3	5	72	4.7
6	45	1.3	6	53	1.8
7	48	2.0	7	43	1.9
Total	750	$96.3	Total	748	$91.6

There has been a significant downward trend since 2007 in member credit ratings. Many members continue to be adversely affected by the last recession, the weak economic recovery, and the continued distress in the housing market. As of June 30, 2011, 170 members and borrowing nonmembers (23 percent of the total) had credit ratings of 5 or below, with $8.6 billion of borrowing capacity. The ratings allocations did not change materially between the end of 2010 and June 30.

Member Failures, Closures, and Receiverships. There were no member failures in our District in the first six months of 2011.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is moderate. We base this assessment on the following factors:

▪	various credit enhancements for conventional loans, which generally protect us against losses to a 50 percent loss severity on each loan;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively moderate overall amount of delinquencies and defaults experienced when compared to national averages;

▪	less than $3 million of program-to-date charge-offs through June 30, 2011;

▪
our estimate that $15 million of additional losses have been incurred in the Program as of June 30, as recognized in our allowance for credit losses, which represent only 0.24 percentage points of the unpaid principal balance of conventional mortgages; and

▪
financial analysis suggesting that future credit losses will not materially harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely conditions for mortgage defaults.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores at origination for the conventional loan portfolio. There was little change in the FICO® distribution in the first six months of 2011 compared with prior periods.

FICO® Score (1)	June 30, 2011	December 31, 2010
< 620	—%	—%
620 to < 660	4	4
660 to < 700	11	11
700 to < 740	19	20
>= 740	66	65

Weighted Average	751	750

(1)	Represents the original FICO® score.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	June 30, 2011	December 31, 2010	Loan-to-Value	June 30, 2011	December 31, 2010
<= 60%	20%	20%	<= 60%	23%	27%
> 60% to 70%	18	18	> 60% to 70%	14	17
> 70% to 80%	54	54	> 70% to 80%	22	28
> 80% to 90%	5	5	> 80% to 90%	24	16
> 90%	3	3	> 90% to 100%	9	6
			> 100%	8	6
Weighted Average	70%	70%	Weighted Average	75%	71%

High loan-to-value ratios, in which homeowners have little or no equity at stake, are key drivers in many mortgage delinquencies and defaults. Overall loan-to-value ratios deteriorated moderately in the first six months of 2011. At June 30, 2011, 17 percent of loans were estimated to have current loan-to-value ratios above 90 percent, up from three percent at origination, despite significant deterioration in national average housing prices in recent years. There has been a more substantial increase in the percentage of loans with current loan-to-value ratios between 80 and 90 percent, from five percent at origination to 24 percent at June 30, 2011. Further significant reductions in home prices could move the ratios on these loans above 100 percent and increase defaults.

Based on the available data, we believe we have little exposure to loans in the Program considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account. The Lender Risk Account is funded by the FHLBank as a portion of the purchase proceeds to cover expected credit losses. The amount of loss claims against the Lender Risk Account in the first six months of 2011 was approximately $3 million. The Lender Risk Account had balances of $49 million and $44 million at June 30, 2011 and December 31, 2010, respectively. See also Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	June 30, 2011	December 31, 2010
Early stage delinquencies - unpaid principal balance (1)	$77	$94
Serious delinquencies - unpaid principal balance (2)	83	78
Early stage delinquency rate (3)	1.3%	1.5%
Serious delinquency rate (4)	1.3	1.2
National average serious delinquency rate (5)	4.3	4.6

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The June 30, 2011 rate is based on March 31, 2011 data.

The Mortgage Purchase Program has had a moderate amount of delinquencies and foreclosures. Over the past few years, delinquency/foreclosure rates on both our conventional and FHA loans have increased substantially but continued to be well below the national averages. We expect this to continue to be the case. Growth in our overall delinquency/foreclosure rates slowed in the first six months of 2011, with early stage delinquency rates actually falling. We do not know if this data indicate a sustainable trend of a subsiding of stresses in the housing market or a respite based on slowdown of the rate at which financial institutions are initiating foreclosures.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At June 30, 2011, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $511 million of conventional principal balances with current loan-to-values above 100 percent, only $32 million (six percent) were seriously delinquent. We believe these data support our view that the overall portfolio is comprised of high quality loans.

Credit Risk Exposure to Insurance Providers.
Primary Mortgage Insurance
Some of our conventional loans carry primary mortgage insurance (PMI) as a credit enhancement feature. The following table presents information on credit risk exposure to PMI providers for our conventional loans as of June 30, 2011, if a PMI provider fails to fulfill its claims payment obligations to us. There is $4 million of PMI in force on $12 million of loans that are seriously delinquent; we currently expect that only a fraction of these loans will result in loss claims to us after credit enhancements.

(In millions)			Seriously Delinquent Loans with Primary Mortgage Insurance
Insurance Provider	Credit Rating (1)	Credit Rating Outlook (1)	Unpaid Principal Balance (2)	Maximum Coverage Outstanding (3)
Mortgage Guaranty Insurance Corporation (MGIC)	B+	Negative	$4	$1
Genworth Residential Mortgage Insurance Corporation (Genworth)	BB+	Negative	2	1
United Guaranty Residential Insurance	BBB	Stable	2	—
Republic Mortgage Insurance	BB	Negative	1	1
Radian Guaranty, Inc.	B+	Negative	2	1
All Others	B- to BBB		1	—
Total			$12	$4
(1)    Represents the lowest credit rating and outlook of Standard & Poor's, Moody's, or Fitch Advisory Services stated in terms of the Standard & Poor's equivalent, as of June 30, 2011.
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

Supplemental Mortgage Insurance
Another credit enhancement feature is Supplemental Mortgage Insurance (SMI) purchased from Genworth and MGIC. Beginning February 1, 2011, we no longer use SMI as a credit enhancement for new business; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have outstanding SMI coverage through Genworth and MGIC. We discontinued committing new business with MGIC in 2008, although 50 percent of our outstanding loans have SMI underwritten by MGIC.

We subject both SMI providers to a standard credit underwriting analysis. Both providers have experienced weakened financial condition in the last several years. The lowest credit rating from NRSROs is B+ for MGIC and BB+ for Genworth, with both on negative outlook. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to fulfill any of their insurance coverage on defaulting loans, our exposure to the providers over the life of the loans would be an estimated $51 million. In a more adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims, our exposure to the providers over the life of the loans would be an estimated $84 million.

At this time, we do not expect either of the providers to fail to fulfill their insurance contracts. Over time, as existing business in the Mortgage Purchase Program pays off and is replaced with new business which does not rely on SMI, the exposure to the two providers will diminish.

Credit Losses. The data presented above are aggregated, which provides useful information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including primary mortgage insurance (for individual loans), the Lender Risk Account, and supplemental mortgage insurance. Although the overwhelming majority of pools have not experienced credit losses and are not projected to do so except under extremely stressful economic conditions including further home price declines, some pools have experienced credit losses beginning in 2010.

Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses of approximately 50 percent, the magnitude of the declines in home prices, rise in unemployment rates, and increase in delinquencies in some areas since 2006 has resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have a concentration of loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from a former member that stopped selling us mortgage loans in 2007. When a mortgage pool's credit enhancements are exhausted, the FHLBank realizes any additional loan losses in that pool.

In addition to the analysis performed to determine the allowance for credit losses as discussed in Note 9 of the Notes to Unaudited Financial Statements, we perform analysis using recognized third-party credit and prepayment models to estimate potential ranges of credit risk exposure for the loans in the Program. We believe that future credit losses will be moderate, except in the most unlikely adverse scenarios for home prices or unemployment rates under which a substantial amount of additional losses could occur over the life of the mortgages. Even under adverse scenarios for home prices (and assuming the two SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease the overall profitability of the FHLBank or annual dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our annual credit losses could increase by $15 million over the next five years, which would decrease annual return on equity by 0.30 percentage points.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

(In millions)	June 30, 2011
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,710	$650	$2,360
Certificates of deposit	—	3,340	—	3,340
Other (1)	500	—	—	500
Total unsecured liquidity investments	500	5,050	650	6,200
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (2)	1,700	—	—	1,700
U.S. Treasury obligations	1,228	—	—	1,228
Government-sponsored enterprises (3)	5,896	—	—	5,896
TLGP (4)	2,104	—	—	2,104
Total guaranteed/secured liquidity investments	10,928	—	—	10,928
Total liquidity investments	$11,428	$5,050	$650	$17,128

	December 31, 2010
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,930	$2,550	$5,480
Certificates of deposit	—	4,715	1,075	5,790
Other (1)	—	—	—	—
Total unsecured liquidity investments	—	7,645	3,625	11,270
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (2)	2,950	—	—	2,950
U.S. Treasury obligations	1,905	—	—	1,905
Government-sponsored enterprises (3)	4,518	—	—	4,518
TLGP (4)	1,011	—	—	1,011
Total guaranteed/secured liquidity investments	10,384	—	—	10,384
Total liquidity investments	$10,384	$7,645	$3,625	$21,654

(1)	Consists of debt securities issued by International Bank for Reconstruction and Development.

(2)	Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties.

(3)
Consists of either securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the backing of the U.S. government, although they are not obligations of the U.S. government, and/or debt securities issued by Federal Farm Credit Bank (FFCB).

(4)	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

We believe these investments were purchased from counterparties that have a strong ability to repay principal and interest. At June 30, 2011, 64 percent of our liquidity investments were purchased from counterparties that provide explicit guarantees from the U.S. government (Treasuries and TLGP securities), that are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell).

As discussed in the "Update on Business Outlook, Risk Factors, and Risk Exposure" section of the "Executive Overview," in August 2011, Standard & Poor's downgraded the long-term sovereign ratings of the United States and the senior long-term ratings on select government-sponsored enterprises (including Fannie Mae, Freddie Mac, and FFCB) from AAA to AA+ with negative outlooks and affirmed the A-1+ short-term ratings.

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

In September 2008, the U.S. Treasury and the Finance Agency placed Fannie Mae and Freddie Mac into conservatorship, with the Finance Agency named as conservator. These GSEs are backed by the U.S. government, although the U.S. government does not explicitly guarantee Fannie Mae or Freddie Mac securities. Nonetheless, we believe the conservatorships lower the chance that Fannie Mae and Freddie Mac would not be able to fulfill their credit guarantees. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.

As indicated in Note 5 of the Notes to Unaudited Financial Statements, at June 30, 2011, our GSE mortgage-backed securities had a total book value of $9,366 million and an estimated net unrealized gain totaling $366 million, which resulted in a market value of 104 percent of book value. The market value gain reflects the lower overall level of mortgage rates at June 30, compared to when the securities were originated, and elevated market prices on GSE mortgage-backed securities. The elevated market prices are commonly attributed to the combination of the high demand for mortgage-related securities, the view of market participants that GSE mortgage-backed securities have little if any credit risk, and a relative lack of supply of new mortgage securities.

Mortgage-Backed Securities Issued by Other Government Agencies. Beginning in the fourth quarter of 2010, we invested in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. At June 30, 2011, their book value totaled $1,382 million, with an estimated net market value gain of $1 million. We believe that the strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities. The following table presents information on our portfolio of five private-label mortgage-backed securities with a book value of only $59 million at June 30, 2011.

(Dollars in millions)	Investment Rating	Fair Value	Unpaid Principal Balance	Fair Value as a Percent of Unpaid Principal Balance
June 30, 2011	AAA	$60	$59	101.7%
December 31, 2010	AAA	90	88	102.1

Unlike GSE and agency mortgage-backed securities, our holdings of private-label mortgage-backed securities expose us to credit risk because the issuers do not guarantee principal and interest payments. We have policies to limit, monitor and mitigate exposure to investments having collateral that could be considered “subprime” or “alternative/nontraditional.” We believe our private-label securities are composed of high quality mortgages and have had, and will continue to have, a minimal amount of credit risk. Each security carries increased credit subordination (as shown in the following table), is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003 or earlier, and has a strong credit performance history with an average serious delinquency rate of only 1.42 percent at June 30, 2011. The portfolio's average original FICO® score was 741 and its average current estimated loan-to-value ratio is 47 percent.

The following table summarizes the credit support of the private-label mortgage-backed securities, which significantly exceeds the amount of collateral delinquencies.

	Original Weighted-Average Credit Support	Current Weighted- Average Credit Support	Minimum Current Credit Support (1)	Weighted Average Collateral Delinquency (2)	Maximum Current Collateral Delinquency (1) (2)
Private-label mortgage-backed securities
June 30, 2011	5.0%	8.1%	6.0%	1.42%	2.66%
December 31, 2010	5.0	8.9	5.9	0.85	2.19

(1)	Represents percentage applicable to an individual security holding within the private-label mortgage-backed securities portfolio.

(2)	Collateral delinquency includes loans 60 days or more past due that underlie the securities, all bankruptcies, foreclosures, and real estate owned.

Based on all these factors, we have not considered any of these investments to be other-than-temporarily impaired on any date.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at June 30, 2011. On this date, we had a minimal amount of residual credit risk exposure.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	7,204	2	—	2
A	9,986	4	(3)	1
Member institutions (2)	361	1	—	1
Total	$17,551	$7	$(3)	$4

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

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

(In millions)
June 30, 2011				December 31, 2010
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Barclays Bank PLC	Aa/AA	$4,839	$—	Barclays Bank PLC	Aa/AA	$4,866	$—
Royal Bank of Scotland PLC	A	2,022	—	Credit Suisse International	A	3,030	—
Deutsche Bank AG	A	1,846	—	Morgan Stanley Capital Services	A	2,414	—
Morgan Stanley Capital Services	A	1,734	—	All others (11 counterparties)	A to Aa/AA	9,618	2
All others (8 counterparties)	A to Aa/AA	6,430	2	Total		$19,928	$2
Total		$16,871	$2

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

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is through cost effective access to the capital markets for participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and for execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first six months of 2011, our share of participations in debt issuances totaled $326.1 billion for Discount Notes and $8.5 billion for Consolidated Bonds. The System's AAA debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong in the first six months of 2011 and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt or pay competitive dividends is remote.

Beginning in the second half of 2010 and continuing in the first two quarters of 2011, we held additional asset liquidity by investing in short-term U.S. Treasury securities and GSE discount notes. This reflected both a decision to hold more liquidity and our desire to offset a portion of earnings lost from the declines in Mission Asset Activity balances over the last several years. We further increased asset liquidity in July 2011, in response to the government's actions related to the federal budget and debt ceiling and to the actions of Standard & Poor's and Moody's. The additional asset liquidity was achieved by both increasing the available amount of liquidity and the number of days of positive liquidity in the event access to the debt markets for debt issuance were to be constrained. Additional discussion is the "Update on Business Outlook, Risk Factors, and Risk Exposure" section of the "Executive Overview."

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we tend to hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance tended to average in the range of $4 billion to $6 billion during the first six months of 2011.

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

Contingency Liquidity Requirement (in millions)	June 30, 2011	December 31, 2010
Total Contingency Liquidity Reserves (1)	$31,249	$35,292
Total Requirement (2)	(10,601)	(13,268)
Excess Contingency Liquidity Available	$20,648	$22,024

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

Deposit Reserve Requirement (in millions)	June 30, 2011	December 31, 2010
Total Eligible Deposit Reserves	$28,360	$29,755
Total Member Deposits	(1,211)	(1,438)
Excess Deposit Reserves	$27,149	$28,317

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2011. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2010, and changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$7,390	$9,401	$4,147	$6,975	$27,913
Operating leases (include premises and equipment)	1	2	1	—	4
Mandatorily redeemable capital stock	3	43	278	—	324
Commitments to fund mortgage loans	361	—	—	—	361
Pension and other postretirement benefit obligations	2	4	4	16	26
Total Contractual Obligations	$7,757	$9,450	$4,430	$6,991	$28,628

(1)    Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at June 30, 2011. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2010, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$5,163	$51	$33	$55	$5,302
Standby bond purchase agreements	40	346	13	—	399
Consolidated Obligations traded, not yet settled	1,612	—	—	20	1,632
Total off-balance sheet items	$6,815	$397	$46	$75	$7,333

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk during the first six months of 2011.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.        Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2011, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of June 30, 2011, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2011, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors.

Information relating to this Item is set forth under the caption “Business Related Developments and Update on Risk Factors” in Part I, Item 2, of this filing.

Item 6.    Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of August 2011.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Senior Vice President - Chief Accounting and Technology Officer (principal financial officer)

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document incorporated by reference, filed or furnished, as indicated below

4	Capital Plan, as amended through July 21, 2011	Form 8-K, filed August 5, 2011

10	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	Furnished Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.