Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Cincinnati
filed 2011-11-10
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
☐ Yes   ☒ No

As of October 31, 2011, the registrant had 31,083,064 shares of capital stock outstanding. The capital stock of the Federal Home Loan Bank of Cincinnati is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$2,385,145	$197,623
Interest-bearing deposits	181	108
Securities purchased under agreements to resell	1,900,000	2,950,000
Federal funds sold	3,690,000	5,480,000
Investment securities:
Trading securities	4,386,554	6,402,781
Available-for-sale securities	3,619,364	5,789,736
Held-to-maturity securities (includes $0 and $0 pledged as collateral at September 30, 2011 and December 31, 2010, respectively, that may be repledged) (a)	12,457,939	12,691,545
Total investment securities	20,463,857	24,884,062
Advances	30,345,120	30,181,017
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	7,888,701	7,782,140
Less: allowance for credit losses on mortgage loans	15,300	12,100
Mortgage loans held for portfolio, net	7,873,401	7,770,040
Accrued interest receivable	125,730	132,355
Premises, software, and equipment, net	9,609	10,441
Derivative assets	5,276	2,499
Other assets	123,120	23,117
TOTAL ASSETS	$66,921,439	$71,631,262
LIABILITIES
Deposits:
Interest bearing	$1,275,174	$1,437,671
Non-interest bearing	14,366	14,756
Total deposits	1,289,540	1,452,427
Consolidated Obligations, net:
Discount Notes	33,339,516	35,003,280
Bonds (includes $4,107,393 and $0 at fair value under fair value option at September 30, 2011 and December 31, 2010)	27,510,687	30,696,791
Total Consolidated Obligations, net	60,850,203	65,700,071
Mandatorily redeemable capital stock	330,894	356,702
Accrued interest payable	153,299	190,728
Affordable Housing Program payable	75,881	88,037
Payable to REFCORP	—	11,002
Derivative liabilities	100,416	227,982
Other liabilities	586,800	81,785
Total liabilities	63,387,033	68,108,734
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); 31,060 and 30,924 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	3,105,991	3,092,377
Retained earnings:
Unrestricted	432,089	437,874
Restricted	3,723	—
Total retained earnings	435,812	437,874
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities	(617)	(264)
Pension and postretirement plans benefits	(6,780)	(7,459)
Total accumulated other comprehensive loss	(7,397)	(7,723)
Total capital	3,534,406	3,522,528
TOTAL LIABILITIES AND CAPITAL	$66,921,439	$71,631,262

(a)	Fair values: $12,918,884 and $13,019,799 at September 30, 2011 and December 31, 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INTEREST INCOME:
Advances	$54,801	$76,966	$173,365	$220,064
Prepayment fees on Advances, net	2,579	889	3,809	4,102
Interest-bearing deposits	113	275	370	664
Securities purchased under agreements to resell	252	1,387	1,816	2,489
Federal funds sold	946	2,776	3,949	8,831
Trading securities	9,715	140	28,896	1,080
Available-for-sale securities	917	3,516	6,546	8,872
Held-to-maturity securities	84,765	125,110	298,872	396,710
Mortgage loans held for portfolio	76,734	93,698	253,209	309,638
Loans to other FHLBanks	—	3	3	6
Total interest income	230,822	304,760	770,835	952,456
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	5,987	11,348	24,089	27,803
Consolidated Obligations - Bonds	177,421	228,758	554,124	717,030
Deposits	99	381	508	1,059
Loans from other FHLBanks	—	—	—	1
Mandatorily redeemable capital stock	2,881	4,398	10,785	14,532
Total interest expense	186,388	244,885	589,506	760,425
NET INTEREST INCOME	44,434	59,875	181,329	192,031
Provision for credit losses	2,289	3,827	5,967	3,827
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	42,145	56,048	175,362	188,204
OTHER (LOSS) INCOME:
Service fees	397	436	1,199	1,291
Net (losses) gains on trading securities	(7,637)	273	(18,231)	56
Net realized losses from sale of available-for-sale securities	—	—	—	(90)
Net realized gains from sale of held-to-maturity securities	2,830	1,517	8,849	7,967
Net losses on Consolidated Obligation Bonds held under fair value option	(355)	—	(893)	—
Net (losses) gains on derivatives and hedging activities	(3,316)	3,800	1,848	2,682
Other, net	1,613	1,831	4,461	4,281
Total other (loss) income	(6,468)	7,857	(2,767)	16,187
OTHER EXPENSE:
Compensation and benefits	8,157	7,850	23,718	22,385
Other operating	3,909	3,906	11,208	10,806
Finance Agency	1,336	897	3,570	2,799
Office of Finance	874	675	2,643	2,156
Other	398	203	1,200	737
Total other expense	14,674	13,531	42,339	38,883
INCOME BEFORE ASSESSMENTS	21,003	50,374	130,256	165,508
Affordable Housing Program	2,388	4,561	12,139	14,994
REFCORP	—	9,163	19,644	30,103
Total assessments	2,388	13,724	31,783	45,097
NET INCOME	$18,615	$36,650	$98,473	$120,411

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
Nine Months Ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital

BALANCE, DECEMBER 31, 2009	30,635	$3,063,473	$411,782	$—	$411,782	$(8,108)	$3,467,147
Proceeds from sale of capital stock	660	66,034					66,034
Net shares reclassified to mandatorily redeemable capital stock	(208)	(20,827)					(20,827)
Comprehensive income:
Net income			120,411	—	120,411		120,411
Other comprehensive income:
Net unrealized losses on available-for-sale securities						(41)	(41)
Pension and postretirement benefits						572	572
Total comprehensive income							120,942
Dividends on capital stock:
Cash			(106,984)		(106,984)		(106,984)
BALANCE, SEPTEMBER 30, 2010	31,087	$3,108,680	$425,209	$—	$425,209	$(7,577)	$3,526,312

BALANCE, DECEMBER 31, 2010	30,924	$3,092,377	$437,874	$—	$437,874	$(7,723)	$3,522,528
Proceeds from sale of capital stock	266	26,590					26,590
Net shares reclassified to mandatorily redeemable capital stock	(130)	(12,976)					(12,976)
Comprehensive income:
Net income			94,750	3,723	98,473		98,473
Other comprehensive income:
Net unrealized losses on available-for-sale securities						(353)	(353)
Pension and postretirement benefits						679	679
Total comprehensive income							98,799
Dividends on capital stock:
Cash			(100,535)		(100,535)		(100,535)
BALANCE, SEPTEMBER 30, 2011	31,060	$3,105,991	$432,089	$3,723	$435,812	$(7,397)	$3,534,406

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$98,473	$120,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,656	29,533
Change in net fair value adjustment on derivative and hedging activities	121,871	164,604
Net change in fair value adjustments on trading securities	18,231	(56)
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	893	—
Other adjustments	(2,891)	(4,009)
Net change in:
Accrued interest receivable	6,655	14,299
Other assets	4,299	3,761
Accrued interest payable	(35,929)	(101,554)
Other liabilities	32,429	(26,336)
Total adjustments	184,214	80,242
Net cash provided by operating activities	282,687	200,653

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(127,714)	(143,735)
Securities purchased under agreements to resell	1,050,000	(2,400,000)
Federal funds sold	1,790,000	(3,815,000)
Premises, software, and equipment	(1,108)	(2,231)
Trading securities:
Net decrease in short-term	2,004,674	2,093,332
Proceeds from maturities of long-term	226	184
Available-for-sale securities:
Net decrease in short-term	2,170,126	814,878
Held-to-maturity securities:
Net increase in short-term	(125,937)	(893)
Proceeds from maturities of long-term	2,568,875	2,699,455
Proceeds from sale of long-term	231,748	325,453
Purchases of long-term	(2,118,192)	(2,610,391)
Advances:
Proceeds	155,553,336	250,312,451
Made	(155,728,280)	(244,702,303)
Mortgage loans held for portfolio:
Principal collected	1,238,388	1,528,141
Purchases	(1,357,523)	(514,223)
Net cash provided by investing activities	7,148,619	3,585,118

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

FINANCING ACTIVITIES:
Net decrease in deposits and pass-through reserves	$(163,687)	$(586,948)
Net payments on derivative contracts with financing elements	(128,121)	(132,241)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	376,084,644	447,681,790
Bonds	13,374,401	14,427,413
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(377,749,716)	(442,405,057)
Bonds	(16,548,576)	(24,170,154)
Proceeds from issuance of capital stock	26,590	66,034
Payments for redemption of mandatorily redeemable capital stock	(38,784)	(328,376)
Cash dividends paid	(100,535)	(106,984)
Net cash used in financing activities	(5,243,784)	(5,554,523)
Net increase (decrease) in cash and cash equivalents	2,187,522	(1,768,752)
Cash and cash equivalents at beginning of the period	197,623	1,807,343
Cash and cash equivalents at end of the period	$2,385,145	$38,591
Supplemental Disclosures:
Interest paid	$621,901	$799,846
AHP payments, net	$24,295	$25,015
REFCORP assessments paid	$30,646	$33,131

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results for the full year.

The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Disclosures about an Employer's Participation in a Multiemployer Plan. On September 21, 2011, the Financial Accounting Standards Board (FASB) issued guidance to enhance disclosures about an employer's participation in a multiemployer pension plan. This guidance is effective for annual periods ending after December 15, 2011 (December 31, 2011 for the FHLBank) and should be applied retrospectively for all periods presented. Early adoption is permitted. The adoption of this guidance will result in increased annual financial statement disclosures, but will not effect the FHLBank's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single statement or in two consecutive statements. This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) and should be applied retrospectively for all periods presented. Early adoption is permitted. The FHLBank plans to elect the two-statement approach beginning on January 1, 2012. The adoption of this guidance is expected to be limited to the presentation of its financial statements.

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

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank). This guidance will be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The FHLBank does not believe the adoption of this guidance will have a material effect on its financial condition, results of operations, or cash flows.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. This guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. The required disclosures were effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank) and applied retrospectively to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. The adoption of this amended guidance resulted in increased financial statement disclosures, but did not materially affect the FHLBank's financial condition, results of operations, or cash flows. See Note 9 for additional disclosures required under this guidance.

Note 3 - Trading Securities

Major Security Types.

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	September 30, 2011	December 31, 2010
	Fair Value	Fair Value
U.S. Treasury obligations	$722,483	$1,904,834
Government-sponsored enterprises *	3,661,867	4,495,516
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,204	2,431
Total	$4,386,554	$6,402,781

*
Consists of either debt securities issued and effectively guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) which have the backing of the U.S. government, although they are not obligations of the U.S. government, and/or debt securities issued by Federal Farm Credit Bank (FFCB).

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net (Losses) Gains on Trading Securities (in thousands)

	Nine Months Ended September 30,
	2011	2010
Net (losses) gains on trading securities held at period end	$(11,883)	$285
Net losses on securities matured during the period	(6,348)	(229)
Net (losses) gains on trading securities	$(18,231)	$56

Note 4 - Available-for-Sale Securities

Major Security Types.

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Commercial paper	$299,988	$—	$(37)	$299,951
Certificates of deposit	3,245,000	—	(576)	3,244,424
Other *	74,993	—	(4)	74,989
Total	$3,619,981	$—	$(617)	$3,619,364

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$5,790,000	$28	$(292)	$5,789,736

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

All securities outstanding with gross unrealized losses at September 30, 2011 have been in a continuous unrealized loss position for less than 12 months.

Redemption Terms.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,619,981	$3,619,364	$5,790,000	$5,789,736

Interest Rate Payment Terms.

Table 4.3 - Available-for-Sale Securities with Additional Interest Rate Payment Terms (in thousands)

	September 30, 2011	December 31, 2010
Amortized cost of available-for-sale securities:
Fixed-rate	$3,619,981	$5,790,000

Realized Gains and Losses. The FHLBank did not sell any securities out of its available-for-sale portfolio during the nine months ended September 30, 2011. The FHLBank received (in thousands) $854,910 in proceeds and realized (in thousands) $90 in gross losses and no gross gains from the sale of available-for-sale securities during the nine months ended September 30, 2010.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2011
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises *	$23,893	$8	$—	$23,901
State or local housing agency obligations	2,655	—	—	2,655
TLGP **	1,129,232	28	(108)	1,129,152
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,458,877	2,037	—	1,460,914
Government-sponsored enterprise residential mortgage-backed securities ****	9,823,763	459,669	(1,035)	10,282,397
Private-label residential mortgage-backed securities	19,519	346	—	19,865
Total mortgage-backed securities	11,302,159	462,052	(1,035)	11,763,176
Total	$12,457,939	$462,088	$(1,143)	$12,918,884

	December 31, 2010
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Government-sponsored enterprises *	$22,108	$—	$(1)	$22,107
State or local housing agency obligations	2,955	—	(148)	2,807
TLGP **	1,011,260	33	(142)	1,011,151
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	910,284	—	(1,502)	908,782
Government-sponsored enterprise residential mortgage-backed securities ****	10,656,957	367,285	(39,050)	10,985,192
Private-label residential mortgage-backed securities	87,981	1,779	—	89,760
Total mortgage-backed securities	11,655,222	369,064	(40,552)	11,983,734
Total	$12,691,545	$369,097	$(40,843)	$13,019,799

(1)	Carrying value equals amortized cost.
*	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.
**	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
***	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.
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

Table 5.2 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	September 30, 2011
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
TLGP *	$701,870	$(108)	$—	$—	$701,870	$(108)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities **	211,572	(1,035)	—	—	211,572	(1,035)
Total temporarily impaired	$913,442	$(1,143)	$—	$—	$913,442	$(1,143)

	December 31, 2010
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Government-sponsored enterprises ***	$22,107	$(1)	$—	$—	$22,107	$(1)
State or local housing agency obligations	—	—	2,807	(148)	2,807	(148)
TLGP *	634,041	(142)	—	—	634,041	(142)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ****	908,782	(1,502)	—	—	908,782	(1,502)
Government-sponsored enterprise residential mortgage-backed securities **	1,493,725	(39,050)	—	—	1,493,725	(39,050)
Total temporarily impaired	$3,058,655	$(40,695)	$2,807	$(148)	$3,061,462	$(40,843)

*	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.
**
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

***	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.
****	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.

Table 5.3 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Other than mortgage-backed securities:
Due in 1 year or less	$1,153,125	$1,153,053	$1,033,368	$1,033,258
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	2,655	2,655	2,955	2,807
Due after 10 years	—	—	—	—
Total other	1,155,780	1,155,708	1,036,323	1,036,065
Mortgage-backed securities	11,302,159	11,763,176	11,655,222	11,983,734
Total	$12,457,939	$12,918,884	$12,691,545	$13,019,799
(1)     Carrying value equals amortized cost.

Expected maturities of some securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.4 - Held-to-Maturity Securities with Additional Interest Rate Payment Terms (in thousands)

	September 30, 2011	December 31, 2010
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,153,125	$1,033,368
Variable-rate	2,655	2,955
Total other	1,155,780	1,036,323
Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate	9,478,033	10,744,938
Variable-rate	1,824,126	910,284
Total mortgage-backed securities	11,302,159	11,655,222
Total	$12,457,939	$12,691,545

The amortized cost of the FHLBank's mortgage-backed securities classified as held-to-maturity includes net purchased premiums (in thousands) of $46,974 and $66,518 at September 30, 2011 and December 31, 2010.

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the three and nine months ended September 30, 2011 and 2010, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 5.5 - Proceeds and Gross Gains from Sale of Held-to-Maturity Securities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sale of long-term securities	$106,098	$111,833	$337,846	$325,453
Gross gains from sale of held-to-maturity securities	2,830	1,517	8,849	7,967

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of its securities' evaluation for other-than-temporary impairment, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the

FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs analyses to determine if any of these securities are other-than-temporarily impaired. At September 30, 2011, the FHLBank's private-label residential mortgage-back security was in an unrealized gain position. As a result, the FHLBank did not consider this investment to be other-than-temporarily impaired at September 30, 2011.

For its other U.S. obligations, government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities), and TLGP investments, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of September 30, 2011, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at September 30, 2011.

The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at September 30, 2011 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at September 30, 2011.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2010.

Note 7 - Advances

General Terms. The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At September 30, 2011 and December 31, 2010, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Overdrawn demand deposit accounts	$19,990	0.10%	$—	—%
Due in 1 year or less	11,842,448	1.83	6,418,438	1.39
Due after 1 year through 2 years	3,932,441	1.69	6,603,018	3.43
Due after 2 years through 3 years	1,843,948	2.25	3,908,985	1.35
Due after 3 years through 4 years	3,295,205	1.40	2,778,172	1.65
Due after 4 years through 5 years	3,531,688	1.87	1,943,751	1.57
Thereafter	5,224,984	2.37	7,859,330	2.30
Total par value	29,690,704	1.89	29,511,694	2.12

Commitment fees	(1,036)		(1,095)
Discount on AHP Advances	(23,878)		(26,738)
Premiums	4,213		4,469
Discount	(14,274)		(13,318)
Hedging adjustments	689,391		706,005

Total	$30,345,120		$30,181,017

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2011 and December 31, 2010, the FHLBank had callable Advances (in thousands) of $10,568,079 and $10,525,489.

Table 7.2 - Advances Redemption Terms: Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2011	December 31, 2010
Overdrawn demand deposit accounts	$19,990	$—
Due in 1 year or less	19,890,461	14,935,025
Due after 1 year through 2 years	2,122,696	5,968,018
Due after 2 years through 3 years	1,524,320	1,951,934
Due after 3 years through 4 years	1,413,055	1,351,351
Due after 4 years through 5 years	1,480,658	923,101
Thereafter	3,239,524	4,382,265
Total par value	$29,690,704	$29,511,694

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At September 30, 2011 and December 31, 2010, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $6,258,950 and $6,658,150.

Through December 2005, the FHLBank offered convertible Advances. At September 30, 2011 and December 31, 2010, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $1,208,500 and $1,356,000.

Table 7.3 - Advances Redemption Terms: Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	September 30, 2011	December 31, 2010
Overdrawn demand deposit accounts	$19,990	$—
Due in 1 year or less	15,957,498	14,071,588
Due after 1 year through 2 years	3,658,941	3,025,518
Due after 2 years through 3 years	1,632,248	3,763,585
Due after 3 years through 4 years	2,704,005	2,334,772
Due after 4 years through 5 years	2,512,688	1,523,551
Thereafter	3,205,334	4,792,680
Total par value	$29,690,704	$29,511,694

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	September 30, 2011	December 31, 2010
Par value of Advances
Fixed-rate (1)
Due in one year or less	$9,115,072	$4,812,906
Due after one year	9,908,563	13,494,298
Total fixed-rate	19,023,635	18,307,204
Variable-rate (1)
Due in one year or less	2,344,686	1,605,532
Due after one year	8,322,383	9,598,958
Total variable-rate	10,667,069	11,204,490
Total par value	$29,690,704	$29,511,694

(1)	Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At September 30, 2011 and December 31, 2010, 52 percent and 58 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a floating rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

September 30, 2011			December 31, 2010
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$7,315	25%	U.S. Bank, N.A.	$7,315	25%
PNC Bank, N.A. (1)	3,997	13	PNC Bank, N.A. (1)	4,000	14
Fifth Third Bank	3,935	13	Fifth Third Bank	1,536	5
Total	$15,247	51%	Total	$12,851	44%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2011	December 31, 2010
Real Estate:
Fixed rate medium-term single-family mortgages (1)	$1,479,382	$1,062,384
Fixed rate long-term single-family mortgages	6,304,762	6,638,284
Subtotal fixed rate single-family mortgages	7,784,144	7,700,668
Premiums	94,833	88,811
Discounts	(4,599)	(7,516)
Hedging basis adjustments	14,323	177
Total mortgage loans held for portfolio	$7,888,701	$7,782,140

(1)	Medium-term is defined as a term of 15 years or less.

Table 8.2 - Outstanding Unpaid Principal Balance of Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2011	December 31, 2010
Conventional loans	$6,485,965	$6,284,952
Government-guaranteed/insured loans	1,298,179	1,415,716
Total unpaid principal balance	$7,784,144	$7,700,668

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9 - Allowance for Credit Losses.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Supplying Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2011		December 31, 2010
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$2,485	32%	$2,896	38%
Union Savings Bank	2,040	26	1,772	23
Guardian Savings Bank FSB	668	9	500	6
Liberty Savings Bank	436	6	475	6
Total	$5,629	73%	$5,643	73%

(1)	Former member.

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

Members experiencing financial difficulties are subject to FHLBank-performed “stress tests” of the impact of poorly performing assets on the member’s capital and loss reserve positions. Depending on the results of these tests and the level of overcollateralization, a member may be allowed to maintain pledged loan assets in its custody, may be required to deliver those loans into the custody of the FHLBank or its agent, and/or may be required to provide details on these loans to facilitate an estimate of their fair value. The FHLBank perfects its security interest in all pledged collateral. The FHLBank Act affords any security interest granted to the FHLBank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and that are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At September 30, 2011 and December 31, 2010, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

At September 30, 2011 and December 31, 2010, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the nine months ended September 30, 2011 or 2010.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank has not incurred any credit losses on credit products as of September 30, 2011 or December 31, 2010. Accordingly, the FHLBank has not recorded any allowance for credit losses on Advances.

At September 30, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 20 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans - Government-guaranteed or Insured

The FHLBank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans guaranteed or insured by the Federal Housing Administration (FHA). Any losses from such loans are expected to be recovered from the FHA. Any losses from such loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions (PFIs). Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the FHA. Based on an assessment of the PFIs, the FHLBank did not establish an allowance for credit losses on government-guaranteed or insured mortgage loans.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the credit enhancements of the Mortgage Purchase Program in order to determine the FHLBank's best estimate of probable incurred losses. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a one-year period. Migration analysis is a methodology for determining, through the FHLBank's experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLBank then estimates how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses incurred at the Statement of Condition date.

Individually Evaluated Mortgage Loans. Conventional mortgage loans that are considered troubled debt restructurings are specifically identified for purposes of calculating the allowance for credit losses. The FHLBank measures impairment of these specifically identified loans by either estimating the present value of expected cash flows, or estimating the loan's observable market price. Specifically identified loans evaluated for impairment are removed from the collectively evaluated mortgage loan population.

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

Rollforward of Allowance for Credit Losses on Mortgage Loans. The following tables present a rollforward of the allowance for credit losses on conventional mortgage loans as well as the recorded investment in mortgage loans by impairment methodology. The recorded investment in a loan is the unpaid principal balance of the loan adjusted for accrued interest, unamortized premiums or discounts, and direct write-downs. The recorded investment is not net of any allowance.

Table 9.1 - Allowance Rollforward for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended September 30,
Allowance for credit losses:	2011	2010
Balance, beginning of period	$14,800	$—
Charge-offs	(1,789)	(827)
Provision for credit losses	2,289	3,827
Balance, end of period	$15,300	$3,000

	Nine Months Ended September 30,
Allowance for credit losses:	2011	2010
Balance, beginning of year	$12,100	$—
Charge-offs	(2,767)	(827)
Provision for credit losses	5,967	3,827
Balance, end of period	$15,300	$3,000

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	September 30, 2011	December 31, 2010
Ending balance, collectively evaluated for impairment	$15,240	$12,100
Ending balance, individually evaluated for impairment	$60	$—
Recorded investment, end of period:
Collectively evaluated for impairment	$6,601,208	$6,376,435
Individually evaluated for impairment	2,400	—
Total recorded investment	$6,603,608	$6,376,435

Credit Enhancements. The FHLBank's allowance for credit losses considers the credit enhancements associated with conventional mortgage loans. These credit enhancements apply after a homeowner's equity is exhausted. The amount of credit enhancements needed to protect the FHLBank against credit losses is determined through use of a third-party default model. The totality of the credit enhancements have historically protected the FHLBank against credit risk exposure on each conventional loan down to approximately a 50 percent “loan-to-value” level at the time of origination, subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy. This means that the loan's value (observed from a sale price or appraisal) can fall to approximately half of its value at the time the loan was originated before the FHLBank would be exposed to a potential credit loss. Any incurred losses that are expected to be recovered from the credit enhancements are not reserved as part of the FHLBank's allowance for credit losses.

The conventional mortgage loans under the Mortgage Purchase Program are supported by some combination of credit enhancements (primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated Mortgage Purchase Program pool), in addition to the associated property as collateral. The LRA is funded by the FHLBank as a portion of the purchase proceeds to cover expected losses. Excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract, subject to performance of the related loan pool.

Table 9.3 - Changes in the LRA (in thousands)

Nine Months Ended
September 30, 2011
Lender Risk Account at beginning of year	$44,104
Additions	20,058
Claims	(3,648)
Scheduled distributions	(1,300)
Lender Risk Account at end of period	$59,214

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2011
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$63,923	$77,400	$141,323
Past due 60-89 days delinquent	19,333	26,777	46,110
Past due 90 days or more delinquent	86,400	49,881	136,281
Total past due	169,656	154,058	323,714
Total current loans	6,433,952	1,162,939	7,596,891
Total mortgage loans	$6,603,608	$1,316,997	$7,920,605
Other delinquency statistics:
In process of foreclosure, included above (1)	$72,478	$23,689	$96,167
Serious delinquency rate (2)	1.31%	3.82%	1.73%
Past due 90 days or more still accruing interest	$86,400	$49,881	$136,281
Loans on non-accrual status, included above	$1,055	$—	$1,055

	December 31, 2010
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$72,914	$85,791	$158,705
Past due 60-89 days delinquent	23,291	32,555	55,846
Past due 90 days or more delinquent	78,468	56,062	134,530
Total past due	174,673	174,408	349,081
Total current loans	6,201,762	1,264,033	7,465,795
Total mortgage loans	$6,376,435	$1,438,441	$7,814,876
Other delinquency statistics:
In process of foreclosure, included above (1)	$55,075	$25,418	$80,493
Serious delinquency rate (2)	1.23%	3.90%	1.72%
Past due 90 days or more still accruing interest	$78,468	$56,062	$134,530
Loans on non-accrual status, included above	$—	$—	$—

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

For the period ends presented, each conventional loan past due 90 days or more is on a schedule/scheduled monthly settlement basis and contains one or more credit enhancements. Loans that are well secured and in the process of collection as a result of remaining credit enhancements and schedule/scheduled settlement are not placed on non-accrual status.

The FHLBank did not have any real estate owned at September 30, 2011 or December 31, 2010.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to the debtor that would not otherwise be considered for economic or legal reasons related to the debtor's financial difficulties. As a result of adopting the new accounting guidance on a creditor's determination of whether a restructuring is a troubled debt restructuring discussed in Note 2, the FHLBank reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings.

The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

September 30, 2011
Conventional Mortgage Purchase Program Loans	$2,400

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the three and nine months ended September 30, 2011.

Certain conventional Mortgage Purchase Program loans modified within the previous twelve months and considered troubled debt restructurings experienced a payment default during the three and nine months ended September 30, 2011 as noted in the table below.

Table 9.6 - Recorded Investment of Financing Receivables Modified within the Previous 12 Months and Considered Troubled Debt Restructurings that Subsequently Defaulted (in thousands)

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Defaulted troubled debt restructurings:
Conventional Mortgage Purchase Program Loans	$273	$273

Modified loans that subsequently default recognize a higher probability of loss when calculating the allowance for credit losses.

As a result of adopting the new accounting guidance discussed in Note 2, the FHLBank identified certain receivables as troubled debt restructurings as shown in the table below. The allowance for credit losses on these receivables had previously been measured under the collective evaluation methodology. Upon identifying those receivables as troubled debt restructurings, the FHLBank identified them as impaired and applied the impairment measurement guidance for those receivables prospectively.

Table 9.7 - Newly Identified Troubled Debt Restructurings (in thousands)

	September 30, 2011
Newly impaired loans identified as troubled debt restructurings:	Recorded Investment	Related Allowance
Conventional Mortgage Purchase Program Loans	$1,285	$18

Individually Evaluated Impaired Loans. At September 30, 2011, only certain conventional Mortgage Purchase Program loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans. The FHLBank did not evaluate any loans individually at December 31, 2010.

Table 9.8 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	September 30, 2011
Conventional Mortgage Purchase Program loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$1,345	$1,330	$—
With an allowance	1,055	1,044	60
Total	$2,400	$2,374	$60

Table 9.9 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional Mortgage Purchase Program Loans	$2,202	$30	$1,193	$49

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

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at September 30, 2011, the management of the FHLBank does not anticipate any credit losses on its derivative agreements. See Note 19 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk.

Table 10.1 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 10.1 - Credit Risk Exposure (in thousands)

	September 30, 2011	December 31, 2010
Total net exposure at fair value (1)	$8,476	$6,499
Cash collateral	3,200	4,000
Net positive exposure after cash collateral	$5,276	$2,499

(1)	Includes net accrued interest receivables of (in thousands) $843 and $1,722 at September 30, 2011 and December 31, 2010.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at September 30, 2011 was (in thousands) $670,369, for which the FHLBank had posted collateral of (in thousands) $571,685 in the normal course of business, resulting in a net balance of (in thousands) $98,684. The collateral posted reflects the August 8, 2011, Standard & Poor's Rating Services downgrade of the long-term credit ratings of the 10 FHLBanks with AAA ratings from AAA to AA+ (the FHLBanks of Chicago and Seattle were already rated AA+). The ratings of the FHLBanks were constrained by the long-term credit rating of the United States of America. On August 5, 2011, Standard & Poor's lowered its long-term credit rating on the United States of America from AAA to AA+ with a negative outlook. The outlook for the 12 FHLBanks is negative. Standard & Poor's actions did not affect the short-term A-1+ ratings of the FHLBanks.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $35,000 of collateral (at fair value) to its derivatives counterparties at September 30, 2011.

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

Table 10.2 - Derivative Instruments Fair Value (in thousands)

	September 30, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$12,133,975	$88,429	$(737,670)
Derivatives not designated as hedging instruments:
Interest rate swaps	4,569,000	959	(15,953)
Forward rate agreements	140,000	—	(1,633)
Mortgage delivery commitments	276,628	2,342	(99)
Total derivatives not designated as hedging instruments	4,985,628	3,301	(17,685)
Total derivatives before netting and collateral adjustments	$17,119,603	91,730	(755,355)
Netting adjustments		(83,254)	83,254
Cash collateral and related accrued interest		(3,200)	571,685
Total collateral and netting adjustments (1)		(86,454)	654,939
Derivative assets and derivative liabilities as reported on the Statement of Condition		$5,276	$(100,416)

	December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$18,694,035	$112,905	$(771,864)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,234,000	4,212	(10,601)
Forward rate agreements	40,000	—	(124)
Mortgage delivery commitments	92,274	295	(381)
Total derivatives not designated as hedging instruments	1,366,274	4,507	(11,106)
Total derivatives before netting and collateral adjustments	$20,060,309	117,412	(782,970)
Netting adjustments		(110,913)	110,913
Cash collateral and related accrued interest		(4,000)	444,075
Total collateral and netting adjustments (1)		(114,913)	554,988
Derivative assets and derivative liabilities as reported on the Statement of Condition		$2,499	$(227,982)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 10.3 presents the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.3 - Net (Losses) Gains on Derivatives and Hedging Instruments (in thousands)

	Three Months Ended September 30,
	2011	2010
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(571)	$5,147
Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(5,892)	(4,010)
Forward rate agreements	(13,209)	(70)
Net interest settlements	755	1,667
Mortgage delivery commitments	15,601	1,066
Total net losses related to derivatives not designated as hedging instruments	(2,745)	(1,347)
Net (loss) gain on derivatives and hedging activities	$(3,316)	$3,800

	Nine Months Ended September 30,
	2011	2010
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$6,946	$4,053
Derivatives not designated as hedging instruments:
Economic Hedges:
Interest rate swaps	(7,235)	(9,433)
Forward rate agreements	(17,257)	(93)
Net interest settlements	3,276	3,046
Mortgage delivery commitments	16,118	5,109
Total net losses related to derivatives not designated as hedging instruments	(5,098)	(1,371)
Net gains on derivatives and hedging activities	$1,848	$2,682

Table 10.4 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.4 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended September 30,
2011	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$(59,691)	$58,671	$(1,020)	$(91,942)
Consolidated Bonds	4,961	(4,512)	449	12,986
	$(54,730)	$54,159	$(571)	$(78,956)
2010
Hedged Item Type:
Advances	$(64,574)	$70,769	$6,195	$(105,953)
Consolidated Bonds	13,500	(14,548)	(1,048)	19,843
	$(51,074)	$56,221	$5,147	$(86,110)

	Nine Months Ended September 30,
2011	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$21,667	$(15,000)	$6,667	$(279,399)
Consolidated Bonds	(5,397)	5,676	279	53,165
	$16,270	$(9,324)	$6,946	$(226,234)
2010
Hedged Item Type:
Advances	$(160,111)	$164,028	$3,917	$(339,041)
Consolidated Bonds	18,296	(18,160)	136	93,783
	$(141,815)	$145,868	$4,053	$(245,258)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	September 30, 2011	December 31, 2010
Interest bearing:
Demand and overnight	$1,142,106	$1,199,619
Term	111,325	210,625
Other	21,743	27,427
Total interest bearing	1,275,174	1,437,671

Non-interest bearing:
Other	14,366	14,756
Total non-interest bearing	14,366	14,756
Total deposits	$1,289,540	$1,452,427

The average interest rates paid on interest bearing deposits were 0.03 percent and 0.09 percent in the three months ended September 30, 2011 and 2010, respectively, and 0.05 percent and 0.08 percent in the nine months ended September 30, 2011 and 2010, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,053,000	1.71%	$8,271,750	1.91%
Due after 1 year through 2 years	6,341,050	2.24	6,703,600	2.34
Due after 2 years through 3 years	3,180,500	3.10	4,635,450	3.10
Due after 3 years through 4 years	1,752,000	2.84	2,918,500	3.29
Due after 4 years through 5 years	1,629,000	3.61	987,000	3.49
Thereafter	6,288,000	3.70	6,878,000	3.97
Index amortizing notes	128,214	4.99	156,041	4.99
Total par value	27,371,764	2.65	30,550,341	2.85

Premiums	79,939		86,114
Discounts	(20,921)		(23,293)
Hedging adjustments	77,512		83,629
Fair value option valuation adjustment and accrued interest	2,393		—

Total	$27,510,687		$30,696,791

Table 12.2 - Consolidated Bonds Outstanding by Features (in thousands)

	September 30, 2011	December 31, 2010
Par value of Consolidated Bonds:
Non-callable/nonputable	$20,692,764	$20,541,341
Callable	6,679,000	10,009,000
Total par value	$27,371,764	$30,550,341

Table 12.3 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2011	December 31, 2010
Due in 1 year or less	$13,190,000	$17,196,750
Due after 1 year through 2 years	6,473,050	4,285,600
Due after 2 years through 3 years	2,803,500	3,672,450
Due after 3 years through 4 years	1,237,000	1,861,500
Due after 4 years through 5 years	1,214,000	792,000
Thereafter	2,326,000	2,586,000
Index amortizing notes	128,214	156,041

Total par value	$27,371,764	$30,550,341

Interest Rate Payment Terms.

Table 12.4 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2011	December 31, 2010
Par value of Consolidated Bonds:
Fixed-rate	$26,121,764	$30,550,341
Variable-rate	1,250,000	—
Total par value	$27,371,764	$30,550,341

At September 30, 2011 and December 31, 2010, 26 percent and 30 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a floating rate.

Consolidated Discount Notes. Discount Notes are Consolidated Obligations with original maturities up to one year. Table 12.5 summarizes the FHLBank's participation in Consolidated Discount Notes, all of which are due within one year.

Table 12.5 - Consolidated Discount Notes (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
September 30, 2011	$33,339,516	$33,342,251	0.05%
December 31, 2010	$35,003,280	$35,008,410	0.11%

(1)	Represents an implied rate without consideration of concessions.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $12,594 and $14,261 at September 30, 2011 and December 31, 2010. The amortization of such concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $6,195 and $8,835 during the three months ended September 30, 2011 and 2010, respectively, and (in thousands) $12,520 and $20,320 during the nine months ended September 30, 2011 and 2010, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2010	$88,037
Expense (current year additions)	12,139
Subsidy uses, net	(24,295)
Balance at September 30, 2011	$75,881

Note 14 - Resolution Funding Corporation (REFCORP)

Table 14.1 - Analysis of FHLBank's REFCORP Liability (in thousands)

Balance at December 31, 2010	$11,002
Expense	19,644
Cash payment	(30,646)
Balance at September 30, 2011	$—

Note 15 - Capital

Table 15.1 - Capital Requirements (dollars in thousands)

	September 30, 2011		December 31, 2010
	Required	Actual	Required	Actual

Risk-based capital	$396,087	$3,872,697	$443,823	$3,886,953
Capital-to-assets ratio (regulatory)	4.00%	5.79%	4.00%	5.43%
Regulatory capital	$2,676,858	$3,872,697	$2,865,250	$3,886,953
Leverage capital-to-assets ratio (regulatory)	5.00%	8.68%	5.00%	8.14%
Leverage capital	$3,346,072	$5,809,046	$3,581,563	$5,830,430

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

Each FHLBank had been required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds until satisfaction of the REFCORP obligation. The Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends.

The FHLBank amended its Capital Plan to implement the provisions of the Capital Agreement. The Finance Agency approved the Capital Plan amendments on August 5, 2011.

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank began to allocate 20 percent of its net income to a separate restricted retained earnings account. At September 30, 2011, the FHLBank had (in thousands) $3,723 in restricted retained earnings.

Mandatorily Redeemable Capital Stock. As of September 30, 2011 and December 31, 2010, the FHLBank had (in thousands) $330,894 and $356,702 in capital stock classified as mandatorily redeemable on its Statements of Condition.

Table 15.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2010	$356,702
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	12,137
Other redemptions	839
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(17,945)
Other redemptions	(20,839)
Balance, September 30, 2011	$330,894

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2011	December 31, 2010
Due in 1 year or less	$36,854	$2,758
Due after 1 year through 2 years	5,668	36,826
Due after 2 years through 3 years	762	6,819
Due after 3 years through 4 years	273,836	289,277
Due after 4 years through 5 years	12,124	21,022
Past contractual redemption date due to remaining activity(1)	1,650	—
Total par value	$330,894	$356,702

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 16 - Comprehensive Income
Table 16.1 - Comprehensive Income (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$18,615	$36,650	$98,473	$120,411
Other comprehensive income:
Net unrealized (loss) gain on available-for-sale securities	(264)	137	(353)	(41)
Pension and postretirement benefits	246	121	679	572
Total other comprehensive (loss) income	(18)	258	326	531

Total comprehensive income	$18,597	$36,908	$98,799	$120,942

Note 17 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers; assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,639,000 and $1,226,000 in the three months ended September 30, 2011 and 2010, respectively, and $3,734,000 and $2,794,000 in the nine months ended September 30, 2011 and 2010, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $181,000 and $170,000 to this Plan in the three months ended September 30, 2011 and 2010, respectively, and $673,000 and $656,000 in the nine months ended September 30, 2011 and 2010, respectively.

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

Table 17.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$103	$141	$13	$12
Interest cost	289	255	50	47
Amortization of unrecognized prior service benefit	(1)	(1)	—	—
Amortization of unrecognized net loss	247	122	—	—
Net periodic benefit cost	$638	$517	$63	$59

	Nine Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2011	2010	2011	2010
Net Periodic Benefit Cost
Service cost	$355	$396	$40	$35
Interest cost	846	842	148	144
Amortization of unrecognized prior service benefit	(1)	(1)	—	—
Amortization of unrecognized net loss	680	573	—	—
Net periodic benefit cost	$1,880	$1,810	$188	$179

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

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2011
Net interest income	$35,395	$9,039	$44,434
Provision for credit losses	—	2,289	2,289
Net interest income after provision for credit losses	35,395	6,750	42,145
Other (loss) income	(8,860)	2,392	(6,468)
Other expenses	12,442	2,232	14,674
Income before assessments	14,093	6,910	21,003
Affordable Housing Program	1,697	691	2,388
REFCORP	—	—	—
Total assessments	1,697	691	2,388
Net income	$12,396	$6,219	$18,615
Average assets	$58,762,933	$7,781,506	$66,544,439
Total assets	$59,014,837	$7,906,602	$66,921,439

2010
Net interest income	$45,299	$14,576	$59,875
Provision for credit losses	—	3,827	3,827
Net interest income after provision for credit losses	45,299	10,749	56,048
Other income	6,858	999	7,857
Other expenses	11,363	2,168	13,531
Income before assessments	40,794	9,580	50,374
Affordable Housing Program	3,779	782	4,561
REFCORP	7,404	1,759	9,163
Total assessments	11,183	2,541	13,724
Net income	$29,611	$7,039	$36,650
Average assets	$57,891,970	$8,657,470	$66,549,440
Total assets	$58,014,277	$8,364,447	$66,378,724

	Nine Months Ended September 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2011
Net interest income	$126,591	$54,738	$181,329
Provision for credit losses	—	5,967	5,967
Net interest income after provision for credit losses	126,591	48,771	175,362
Other loss	(1,633)	(1,134)	(2,767)
Other expenses	36,182	6,157	42,339
Income before assessments	88,776	41,480	130,256
Affordable Housing Program	8,618	3,521	12,139
REFCORP	13,378	6,266	19,644
Total assessments	21,996	9,787	31,783
Net income	$66,780	$31,693	$98,473
Average assets	$60,784,407	$7,663,337	$68,447,744
Total assets	$59,014,837	$7,906,602	$66,921,439

2010
Net interest income	$130,469	$61,562	$192,031
Provision for credit losses	—	3,827	3,827
Net interest income after provision for credit losses	130,469	57,735	188,204
Other income	11,165	5,022	16,187
Other expenses	32,864	6,019	38,883
Income before assessments	108,770	56,738	165,508
Affordable Housing Program	10,362	4,632	14,994
REFCORP	19,682	10,421	30,103
Total assessments	30,044	15,053	45,097
Net income	$78,726	$41,685	$120,411
Average assets	$60,160,194	$8,944,768	$69,104,962
Total assets	$58,014,277	$8,364,447	$66,378,724

Note 19 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of September 30, 2011 and December 31, 2010. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 19.1 - Fair Value Summary Table (in thousands)

	September 30, 2011		December 31, 2010
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$2,385,145	$2,385,145	$197,623	$197,623
Interest-bearing deposits	181	181	108	108
Securities purchased under resale agreements	1,900,000	1,900,000	2,950,000	2,950,000
Federal funds sold	3,690,000	3,690,000	5,480,000	5,480,000
Trading securities	4,386,554	4,386,554	6,402,781	6,402,781
Available-for-sale securities	3,619,364	3,619,364	5,789,736	5,789,736
Held-to-maturity securities	12,457,939	12,918,884	12,691,545	13,019,799
Advances	30,345,120	30,611,059	30,181,017	30,386,792
Mortgage loans held for portfolio, net	7,873,401	8,371,821	7,770,040	8,094,128
Accrued interest receivable	125,730	125,730	132,355	132,355
Derivative assets	5,276	5,276	2,499	2,499

Liabilities:
Deposits	1,289,540	1,289,399	1,452,427	1,452,333
Consolidated Obligations:
Discount Notes	33,339,516	33,340,916	35,003,280	35,003,517
Bonds (1)	27,510,687	28,430,744	30,696,791	31,414,061
Mandatorily redeemable capital stock	330,894	330,894	356,702	356,702
Accrued interest payable	153,299	153,299	190,728	190,728
Derivative liabilities	100,416	100,416	227,982	227,982

Other:
Standby bond purchase agreements	—	1,833	—	2,361

(1)	Includes (in thousands) $4,107,393 and $0 of Consolidated Bonds recorded under the fair value option at September 30, 2011 and December 31, 2010, respectively.

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

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the nine months ended September 30, 2011 or 2010.

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

Table 19.2 - Significant Inputs for Non-Mortgage-Backed Securities in the Trading Portfolio Carried at Level 2 Within the Fair Value Hierarchy as of September 30, 2011 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
U.S. Treasury obligations	Treasury	-	$722,483
Government-sponsored enterprises	Agency Discount Note Curve	-	$3,661,867

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

As of September 30, 2011, all of the FHLBank's mortgage-backed securities holdings were priced using the valuation technique incorporating prices from third-party pricing vendors. The relative lack of dispersion among the vendor prices received for each of the securities supported the FHLBank's conclusion that the final computed prices are reasonable estimates of fair value.

Available-for-sale securities: The FHLBank's available-for-sale portfolio consists of commercial paper, certificates of deposit and discount notes. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Table 19.3 - Significant Inputs for Non-Mortgage-Backed Securities in the Available-for-Sale Portfolio Carried at Level 2 Within the Fair Value Hierarchy as of September 30, 2011 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve	Fair Value
Commercial paper	Pricing Services	N/A	$299,951
Certificates of deposit	Pricing Services	N/A	$3,244,424
Other *	Pricing Services	N/A	$74,989

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

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

In order to determine the fair values, the adjusted prices are also reduced for the FHLBank's estimate of expected net credit losses.

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at September 30, 2011 or December 31, 2010.

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

▪
Spread assumption. As of September 30, 2011 the spread adjustment to the LIBOR Swap Curve was -24 to 20 basis points for callable Consolidated Obligations carried at fair value on the Statements of Condition.

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the nine months ended September 30, 2011 or 2010.

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

Fair Value on a Recurring Basis.

Table 19.4 presents the fair value of financial assets and liabilities, by level, within the fair value hierarchy which are recorded on a recurring basis at September 30, 2011 and December 31, 2010.

Table 19.4 - Hierarchy Level for Assets and Liabilities (in thousands)

	Fair Value Measurements at September 30, 2011
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$722,483	$—	$—	$722,483
Government-sponsored enterprises debt securities	—	3,661,867	—	—	3,661,867
Other U.S. obligation residential mortgage-backed securities	—	2,204	—	—	2,204
Total trading securities	—	4,386,554	—	—	4,386,554
Available-for-sale securities:
Commercial paper	—	299,951	—	—	299,951
Certificates of deposit	—	3,244,424	—	—	3,244,424
Other non-mortgage-backed securities	—	74,989	—	—	74,989
Total available-for-sale securities	—	3,619,364	—	—	3,619,364
Derivative assets:
Interest rate swaps	—	89,388	—	(86,454)	2,934
Mortgage delivery commitments	—	2,342	—	—	2,342
Total derivative assets	—	91,730	—	(86,454)	5,276
Total assets at fair value	$—	$8,097,648	$—	$(86,454)	$8,011,194

Liabilities
Consolidated Obligation Bonds (2)	$—	$4,107,393	$—	$—	$4,107,393
Derivative liabilities:
Interest rate swaps	—	753,623	—	(654,939)	98,684
Forward rate agreement	—	1,633	—	—	1,633
Mortgage delivery commitments	—	99	—	—	99
Total derivative liabilities	—	755,355	—	(654,939)	100,416
Total liabilities at fair value	$—	$4,862,748	$—	$(654,939)	$4,207,809

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

During the nine months ended September 30, 2011, the FHLBank elected the fair value option for certain Consolidated Obligation Bond transactions. The FHLBank elected the fair value option for these transactions so as to mitigate the income statement volatility that can arise when only the corresponding derivatives are marked at fair value in transactions that do not, or may not, meet hedge effectiveness requirements or otherwise qualify for hedge accounting (i.e., economic hedging transactions).

The following table summarizes the activity related to financial liabilities for which the fair value option was elected during the three and nine months ended September 30, 2011.

Table 19.5 – Fair Value Option Financial Liabilities (in thousands)

Three Months Ended September 30, 2011
Consolidated Bonds
Balance at June 30, 2011	$(2,231,866)
New transactions elected for fair value option	(2,560,000)
Maturities and terminations	685,000
Net losses on instruments held under fair value option	(355)
Change in accrued interest	(172)
Balance at September 30, 2011	$(4,107,393)

Nine Months Ended September 30, 2011
Consolidated Bonds
Balance at December 31, 2010	$—
New transactions elected for fair value option	(6,356,000)
Maturities and terminations	2,251,000
Net losses on instruments held under fair value option	(893)
Change in accrued interest	(1,500)
Balance at September 30, 2011	$(4,107,393)

Table 19.6 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended September 30, 2011
	Interest Expense	Net Losses on Changes in Fair Value Under Fair Value Option	Total Changes in Fair Value Included in Current Period Earnings
Consolidated Bonds	$(2,460)	$(355)	$(2,815)

	Nine Months Ended September 30, 2011
	Interest Expense	Net Losses on Changes in Fair Value Under Fair Value Option	Total Changes in Fair Value Included in Current Period Earnings
Consolidated Bonds	$(5,768)	$(893)	$(6,661)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net losses on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of September 30, 2011.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 19.7 – Aggregate Unpaid Balance and Aggregate Fair Value at September 30, 2011 (in thousands)

	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$4,105,000	$4,107,393	$2,393

Note 20 - Commitments and Contingencies

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2011			December 31, 2010
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$4,362,553	$168,508	$4,531,061	$6,651,149	$148,231	$6,799,380
Commitments for standby bond purchases	54,990	343,790	398,780	12,930	386,895	399,825
Commitment to purchase mortgage loans	276,628	—	276,628	92,274	—	92,274
Unsettled Consolidated Bonds, at par (1) (2)	105,000	—	105,000	—	—	—
Unsettled Consolidated Discount Notes, at par (2)	33,604	—	33,604	12,547	—	12,547

(1)	Of the total unsettled Consolidated Bonds, $15,000 (in thousands) were hedged with associated interest rate swaps at September 30, 2011.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

In addition, the 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par values of the outstanding Consolidated Obligations of all 12 FHLBanks were $696.6 billion and $796.4 billion at September 30, 2011 and December 31, 2010, respectively.

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

Note 21 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2011 or December 31, 2010. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the nine months ended September 30.

Table 21.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2011	2010
Loans to other FHLBanks	$3,833	$5,275
Borrowings from other FHLBanks	—	458

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the nine months ended September 30, 2011 or 2010. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.

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

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2011		December 31, 2010
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$558	1.9%	$609	2.1%
Mortgage Purchase Program	46	0.6	51	0.7
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	161	4.7	158	4.6
Derivatives	—	—	—	—

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

Table 22.2 - Capital Stock, Advances, and MPP Principal Balances to Members and Former Members (dollars in millions)

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
September 30, 2011	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$71
Fifth Third Bank	401	12	3,935	8
PNC Bank, N.A. (1)	248	7	3,997	2,485
KeyBank, N.A.	179	5	221	—
Total	$1,419	41%	$15,468	$2,564

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2010	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$78
Fifth Third Bank	401	12	1,536	9
PNC Bank, N.A. (1)	262	8	4,000	2,896
KeyBank, N.A.	179	5	905	—
Total	$1,433	42%	$13,756	$2,983

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with two nonmember affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these nonmembers' bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the nine months ended September 30, 2011 or 2010. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $2,655,000 and $2,955,000 as of September 30, 2011 and December 31, 2010, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of September 30, 2011 or December 31, 2010. The FHLBank did not have any investments in or borrowings extended to any other nonmember affiliates during the nine months ended September 30, 2011 or 2010.

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

▪	changes in ratings assigned to FHLBank System Obligations or our FHLBank that could raise our funding cost;

▪	changes in investor demand for Obligations;

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

EXECUTIVE OVERVIEW

Financial Highlights

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$66,921	$66,618	$71,326	$71,631	$66,379
Advances	30,345	29,173	28,292	30,181	30,375
Mortgage loans held for portfolio	7,889	7,561	7,473	7,782	8,331
Allowance for credit losses on mortgage loans	15	15	14	12	3
Investments (1)	26,054	27,940	32,080	33,314	27,462
Consolidated Obligations, net:
Discount Notes	33,339	32,916	35,160	35,003	28,468
Bonds	27,511	28,052	30,155	30,697	31,504
Total Consolidated Obligations, net	60,850	60,968	65,315	65,700	59,972
Mandatorily redeemable capital stock	331	324	331	357	368
Capital:
Capital stock - putable	3,106	3,113	3,096	3,092	3,109
Retained earnings	436	448	445	438	425
Accumulated other comprehensive loss	(8)	(7)	(8)	(7)	(8)
Total capital	3,534	3,554	3,533	3,523	3,526

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$44	$66	$70	$83	$60
Provision for credit losses	2	1	2	10	4
Other (loss) income	(6)	—	4	4	8
Other expenses	15	13	14	17	13
Assessments	2	14	16	16	14
Net income	$19	$38	$42	$44	$37

Dividend payout ratio (2)	167%	91%	84%	71%	95%

Weighted average dividend rate (3)	4.00%	4.50%	4.50%	4.00%	4.50%
Return on average equity	2.07	4.28	4.80	4.94	4.11
Return on average assets	0.11	0.22	0.24	0.25	0.22
Net interest margin (4)	0.27	0.39	0.40	0.47	0.36
Average equity to average assets	5.36	5.23	5.01	5.04	5.32
Regulatory capital ratio (5)	5.79	5.83	5.43	5.43	5.88
Operating expense to average assets	0.072	0.065	0.068	0.088	0.070

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Assets and Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2011	2010	2010	2011	2010	2010

Total Assets	$66,921	$66,379	$71,631	$68,448	$69,105	$69,367
Mission Asset Activity:
Advances (principal)	29,691	29,520	29,512	28,697	32,175	31,382
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	7,784	8,257	7,701	7,554	8,822	8,616
Mandatory Delivery Contracts (notional)	277	204	92	254	96	105
Total Mortgage Purchase Program	8,061	8,461	7,793	7,808	8,918	8,721
Letters of Credit (notional)	4,531	5,950	6,799	5,413	4,570	5,174
Total Mission Asset Activity	$42,283	$43,931	$44,104	$41,918	$45,663	$45,277

The first nine months of 2011 continued trends in our financial condition experienced since Mission Asset Activity peaked in the fourth quarter of 2008. Our business is cyclical and Mission Asset Activity normally stabilizes or declines in difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply.

A weak economy brought slow growth in new consumer, mortgage and commercial loans, which resulted in members' on-going subdued demand for Advances in the first nine months of 2011. In addition, significant government funding and liquidity programs continued to be available to members. We would expect to see increased Advance demand when the economy improves, the Federal Reserve System's monetary policy tightens, and the government's liquidity programs wind down.

Total assets at September 30, 2011 were $4.7 billion (seven percent) lower than at year-end 2010, with the reduction led by declines in investment balances. However, average asset balances in the first nine months of the year were only $0.7 billion lower than in the same period of 2010. The decline in average asset balances resulted from a decrease in members' Advance demand and lower loan balances in the Mortgage Purchase Program, which were offset by higher average investment balances.

The ending balance of Mission Asset Activity (comprising Advances, Letters of Credit, and the Mortgage Purchase Program) was $42.3 billion at September 30, 2011 compared to $44.1 billion at year-end 2010. The principal balance of Advances grew one percent from year-end 2010 to $29.7 billion at September 30, 2011. The average Advance principal balances in the first nine months of 2011 were $28.7 billion, a decrease of 11 percent from the same period of 2010.

The principal balance of mortgage loans held for portfolio (the Mortgage Purchase Program) was $7.8 billion at September 30, 2011, an increase of $0.1 billion (one percent) from year-end 2010. In the first nine months of the year, the FHLBank purchased $1.3 billion of mortgage loans, while principal paydowns totaled $1.2 billion. In addition, at September 30, 2011, there were $277 million of mandatory delivery contracts outstanding.

Despite the recent years' difficulties in the economy and housing market and lower overall Mission Asset Activity, we continued to fulfill our mission of providing reliable and attractively priced wholesale funding to our members. As of September 30, 2011, members funded on average almost four percent of their assets with Advances, the penetration rate was relatively stable with almost 80 percent of members holding Mission Asset Activity, and the number of active sellers and participants in the Mortgage Purchase Program remained at elevated levels compared to years prior to 2010.

Other Assets
The balance of investments at September 30, 2011 was $26.1 billion, a decrease of $7.3 billion (22 percent), from year-end 2010. The change reflected normal day-to-day fluctuation in short-term investment balances, including our decision to hold $2.4 billion in Federal Reserve deposits at the end of the third quarter due to the extremely low yields available on some investments at quarter end. Average investment balances in the first nine months of the year were $31.1 billion, an increase of 15 percent from the same period of 2010. Total investments at September 30, 2011 included $11.3 billion of mortgage-backed securities and $14.8 billion of other instruments, which are generally short-term and held to support members' potential unforeseen funding needs, protect against the potential inability to access capital markets for debt issuances, and augment earnings. All but one of our mortgage-backed securities held are issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency. We owned one private-label mortgage-backed security (which was triple-A rated) with a principal balance of $20 million at September 30, 2011.

Capital
Capital adequacy continued to be strong, exceeding all minimum regulatory capital requirements. The amounts of GAAP and regulatory capital changed less than one percent between December 31, 2010 and September 30, 2011. The GAAP capital-to-assets ratio at September 30, 2011 was 5.28 percent, while the regulatory capital-to-assets ratio was 5.79 percent. Both ratios were well above the regulatory required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

Retained earnings were $436 million at September 30, 2011, a decrease of $2 million from year-end 2010 and $12 million from June 30, 2011. Retained earnings are well above the $350 million needed to protect against impairment risk of capital stock as assessed by the FHLBank.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2011	2010	2011	2010	2010

Net income	$19	$37	$98	$120	$164
Affordable Housing Program accrual	2	5	12	15	20
Return on average equity (ROE)	2.07%	4.11%	3.70%	4.58%	4.67%
Return on average assets	0.11	0.22	0.19	0.23	0.24
Weighted average dividend rate	4.00	4.50	4.33	4.50	4.38
Average 3-month LIBOR	0.30	0.39	0.29	0.36	0.34
Average overnight Federal funds effective rate	0.08	0.19	0.11	0.17	0.18
ROE spread to 3-month LIBOR	1.77	3.72	3.41	4.22	4.33
Dividend rate spread to 3-month LIBOR	3.70	4.11	4.04	4.14	4.04
ROE spread to Federal funds effective rate	1.99	3.92	3.59	4.41	4.49
Dividend rate spread to Federal funds effective rate	3.92	4.31	4.22	4.33	4.20

The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the competitiveness of return on their capital investment. These spreads were substantially below those in the same periods of 2010. However, for the first three quarters of 2011, the spreads continued to represent competitive returns to stockholders. We paid stockholders a 4.50 percent annualized cash dividend in the first two quarters and a 4.00 percent annualized cash dividend in the third quarter.

The lower operating results and profitability for the two periods shown in 2011 compared to the same periods in 2010 are primarily related to the reductions in long-term interest rates that occurred in 2011. The primary negative factors on net income are listed below in estimated order of impact:

▪
a significant increase ($29 million in the nine months comparison and $20 million in the three months comparison) in the amortization of mortgage asset purchase premiums, as lower mortgage rates accelerated actual and projected prepayment speeds;

▪
a decrease in earnings from a lower yield on total interest-earning assets, a portion of which are funded with interest-free capital. The lower yield resulted mostly from the continued repricing of new mortgage assets in the historically low interest rate environment;

▪	a lower average balance on loans in the Mortgage Purchase Program, which normally earn wider spreads than most other assets;

▪	narrower spreads on new mortgage assets compared to spreads earned on mortgage assets that were pre-paid; and

▪	modest net reductions in unrealized market values of derivatives, within the range of historical experience.

Positive factors partially offset the negative factors as listed below in estimated order of impact:

▪	interest expense declined from retiring a significant amount of relatively high-cost Consolidated Obligation Bonds before their final maturities during the last twelve months;

▪
a decrease ($16 million in the nine months comparison and $5 million in the three months comparison) in net amortization of premiums/discounts and concession costs on Obligations as fewer callable Bonds were retired in 2011 than in the comparable 2010 period; and

▪
the FHLBank System's REFCORP obligation was satisfied at the end of the second quarter 2011. REFCORP, which had been recorded as a reduction to net income, has been replaced with a 20 percent allocation of net income to restricted retained earnings. This change had a $4 million favorable impact to the third quarter results.

Based on our earnings, we added $12 million in the first nine months of 2011 for future use in the Affordable Housing Program, which will be awarded to members in 2012, continuing the trend of adding to the available funds each quarter since the inception of the program in 1990. In addition to the Affordable Housing Program, the FHLBank maintains a voluntary housing program with a commitment of $1 million to help provide ramps for persons with mobility restrictions and accessibility rehab for special needs and elderly homeowners.

Update on Business Outlook, Risk Factors, and Risk Exposure

This section summarizes and updates from the Form 10-K filing our major current risk exposures and current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Strategic/Business Risk
We cannot predict the future trend of Mission Asset Activity because it depends on, among other things, the state of the economy, conditions in the housing markets, the government's liquidity programs, the willingness and ability of financial institutions to expand lending, and regulatory initiatives that could affect demand for our Mission Asset Activity. When improvements occur in economic conditions, including expansion of members' loan demand from a stronger recovery, tightening in the Federal Reserve System's monetary policy, and the winding down of the government's liquidity programs, we would expect Advance demand to grow. However, without these improvements, it will be a challenge to replace the expected paydowns over the next several years of the sizeable amount of Advances ($5.8 billion) currently held by nonmembers.

Our strategy for the Mortgage Purchase Program is for moderate growth, with a prudent limit on the Program's size relative to capital to help ensure that our exposure to market and credit risk remains consistent with our conservative risk management principles. We will continue to emphasize the business model of recruiting community financial institution members to the Program and increasing the number of regular sellers. We could continue to experience moderate growth in the intermediate term based on the low level of mortgage rates that promote mortgage refinancing activity, several new mid-sized sellers joining the Program, and renewed activity with our two largest sellers. However, the Program's balances continue to be pressured by the continuing stresses in the housing markets. Higher mortgage rates would likely also slow growth.

We are concerned about several regulatory initiatives that could affect our balances of Mission Asset Activity. One ruling already implemented increased FDIC assessments for large financial institutions that utilize Advances, effectively raising the cost of borrowing from an FHLBank. Potential regulatory changes that could affect our business include: limitations on Advance lending to large financial institutions; prohibition under Basel III for institutions to incorporate unused FHLBank System borrowing capacity as sources of liquidity; members' implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act; and changes to the Home Affordable Refinance Program intended to assist more eligible borrowers with refinancing.

Liquidity and Funding Risk
Our liquidity position remained strong in the first nine months of 2011. We had ample asset liquidity and we continued to be able to fund operations through Consolidated Obligation issuances on suitable terms and costs. Although there can be no assurances, the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends is considered to be remote.

Although the government continues to face serious fiscal challenges and Standard & Poor's downgraded the United States and subsequently the FHLBank System's debt to AA+, the System did not, and continues to not, experience any uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Investors continue to favor the

System's debt issuances; spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR have not changed materially; and, after experiencing modest and temporary increases in late July and early August, the System's short-term debt costs returned by mid-August to the historically normal range.

Capital
The 12 Federal Home Loan Banks entered into a Joint Capital Enhancement Agreement (the “Capital Agreement”) in February 2011. The Capital Agreement will bolster each FHLBank's capital adequacy by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings account at that FHLBank which is not available to be distributed as dividends. In August 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, we began to allocate 20 percent of net income to a separate restricted retained earnings account, which totaled $4 million in the quarter.

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

Earnings and Market Risk
Market risk exposure in the first nine months of 2011 was moderate, well within policy limits, and consistent with long-term historical average exposure. We expect our business will continue to generate a competitive return on member stockholders' capital investment relative to market interest rates, except potentially in the most extreme cases of interest rate movements and deterioration in our business volumes. We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by 4.00 percentage points or more combined with short-term rates increasing to at least eight percent. Declines of 2.00 percentage points in long-term interest rates (which would put fixed-rate mortgages at two percent or less) would result in ROE still being well above market interest rates. However, sharp reductions in long-term rates could result in an immediate, one-time large amount of net amortization of mortgage purchase premiums, which could negatively impact our results of operations for one quarter.

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

Beginning in 2010, credit risk exposure in the Mortgage Purchase Program increased, reflecting the sharp decline in home prices in many areas of the country since 2006 and the resulting increase in loan defaults. The allowance for credit losses in the Program was $15 million at September 30, 2011. We believe the portfolio's credit risk will remain moderate. However, in an adverse scenario of further large reductions in home prices, sustained elevated levels of unemployment, or failure of one or more mortgage insurance providers, credit losses experienced in the portfolio could increase significantly.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Effect of Economy and Financial Markets on Mission Asset Activity

The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District (comprised of Kentucky, Ohio, and Tennessee); conditions in the financial, credit, mortgage, and housing markets; interest rates; and competitive alternatives to our products, such as retail deposits and other sources of wholesale funding. To date, the economic recovery from the recession and financial crisis of 2008-2009 has been weak by historical standards.

Some indications of the weak economy include only modest growth in gross domestic product since the end of the recession, lackluster consumer and business demand, sluggish loan growth at depository institutions, small reductions in unemployment rates, ongoing distress in housing markets, and continued financial difficulties experienced by many of our members that are making them hesitant to increase lending. Some observers are concerned that the United States may be in a period of slow growth or even entering another recession. It is clear that the economy is in a prolonged period of de-leveraging consumer and commercial debt that had been built up over many years, especially mortgage debt.

The weak economic recovery has resulted in minimal growth, or even reductions, in new consumer, mortgage and commercial loans, which has limited members' demand for Advances and wholesale funding in general. From June 30, 2010 to June 30, 2011 (the most recent data period available), Fifth District depository institutions' aggregate loan portfolios grew only $3.2 billion (0.6 percent) while their aggregate deposit balances increased $29.1 billion (five percent); and aggregate loan portfolios fell $6.7 billion in the first two quarters of 2011. All of the loan growth and almost all of the deposit growth came from our largest member and borrower (U.S. Bank, N.A.). Excluding the impact of this member, aggregate loans fell $4.6 billion (1.3 percent) in the 12-month period ending June 30, 2011 while aggregate deposits grew only $1.3 billion.

Also continuing to significantly lower demand for our credit services is the substantial liquidity still being made available to depository institutions by the federal government in an attempt to stimulate economic growth, extending a practice that began in late 2008. The government's activities are being led by the Federal Reserve System and its quantitative easing programs, which have resulted in an historic expansion of its balance sheet and in the banking system holding extremely large and unprecedented levels of excess reserves instead of using the liquidity to expand lending.

Analysis of this and other data suggests that the sluggish economy is impacting our Advance growth mostly through reduced lending growth by our members. We have no reason to believe that these trends changed materially during the third quarter.

In addition, many financial institutions, as well as other companies, appear uncertain as to the future political environment conditions, including the federal government's fiscal challenges and the effect of the massive and still-evolving changes in the financial regulatory environment. Some of the actual and potential regulatory changes are identified in the "Executive Overview." We believe these sources of uncertainty are likely another factor constraining economic activity and, therefore, our Advance demand.

To the extent the economic and monetary conditions continue, we expect Advance activity across our membership to remain slow. Based on numerous indications of a further slowdown in the economy in the third quarter, our Advance activity could experience additional reductions in the near-term future. The weak economy also continued to negatively affect Mortgage Purchase Program balances in the first nine months in 2011, as the ongoing difficulties in the mortgage and housing markets resulted in relatively subdued refinancings of mortgage loans and small amounts of new loan originations, compared to the amount of this activity that would be expected in more normal conditions.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

							Nine Months Ended September 30,
	Quarter 3 2011		Quarter 2 2011		Quarter 1 2011		2011	2010	Year 2010
	Average	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.08	0.06	0.09	0.07	0.15	0.10	0.11	0.17	0.18	0.13

3-month LIBOR	0.30	0.37	0.26	0.25	0.31	0.30	0.29	0.36	0.34	0.30
2-year LIBOR	0.56	0.58	0.75	0.70	0.89	1.00	0.73	1.02	0.93	0.79
5-year LIBOR	1.45	1.26	2.08	2.04	2.32	2.47	1.95	2.32	2.17	2.17
10-year LIBOR	2.58	2.10	3.29	3.28	3.54	3.58	3.13	3.36	3.26	3.38

2-year U.S. Treasury	0.27	0.25	0.55	0.46	0.67	0.83	0.50	0.76	0.69	0.60
5-year U.S. Treasury	1.15	0.95	1.84	1.76	2.10	2.28	1.69	2.06	1.92	2.01
10-year U.S. Treasury	2.41	1.92	3.19	3.16	3.44	3.47	3.01	3.32	3.20	3.30

15-year mortgage current coupon (1)	2.45	2.11	3.15	3.08	3.46	3.48	3.01	3.24	3.14	3.43
30-year mortgage current coupon (1)	3.51	2.98	4.06	4.04	4.26	4.33	3.94	4.06	3.98	4.15

15-year mortgage note rate (2)	3.47	3.28	3.84	3.69	4.12	4.09	3.81	4.19	4.10	4.20
30-year mortgage note rate (2)	4.29	4.01	4.65	4.51	4.85	4.86	4.60	4.77	4.69	4.86

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds. The Federal Reserve has indicated that it currently plans to hold short-term rates at near zero until at least mid-2013. Intermediate- and long-term rates showed a substantial downward trend, especially in the third quarter. These rate reductions had several impacts on our 2011 results of operations, as discussed in the "Executive Overview" and the "Results of Operations."

Despite the lower intermediate- and long-term rates in the second and third quarters of 2011 which negatively impacted our earnings, the interest rate environment remained favorable for our FHLBank's results of operations in terms of the longer-term trend level of profitability compared to the levels of interest rates. This difference, or spread, averaged 3.41 percentage points (relative to three-month LIBOR) in the first nine months of 2011 and 4.22 percentage points in the same period of 2010. In the ten years prior to 2011, this spread averaged 3.18 percentage points.

The rate environment has been a net benefit to our relative profitability (i.e., ROE compared with market rates) for several reasons. In general, lower market rates raise our relative ROE compared to market rates. The Consolidated Obligation yield curves continues to be steep by historical standards, which increases gains from a moderate amount of short funding of longer-term assets. The lower intermediate- and long-term rates have provided us the opportunity to retire many Consolidated Bonds before their final maturities and replace them with lower cost Obligations. Finally, earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates. However, if interest rates remain low for a prolonged period of time, as suggested by the Federal Reserve's indications, the earnings we can generate from funding assets with interest-free capital will continue to decline.

In addition, the current rate environment has lowered profitability due to lower balances, or modest growth in, Mission Asset Activity resulting from the weak economy.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

The table below shows information regarding Advance balances by major programs and the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$10,480	35%	$10,885	38%	$10,881	39%	$10,917	37%
Other	167	1	201	1	156	1	288	1
Total	10,647	36	11,086	39	11,037	40	11,205	38

Fixed-Rate:
REPO	3,921	13	1,905	6	750	3	2,266	8
Regular Fixed Rate	5,152	17	5,404	19	5,650	20	5,620	19
Putable (2) (3)	6,259	21	6,514	23	6,592	24	6,658	22
Convertible (2) (3)	1,209	4	1,228	4	1,282	4	1,356	5
Amortizing/Mortgage Matched	2,235	8	2,240	8	2,222	8	2,165	7
Other	248	1	201	1	188	1	242	1
Total	19,024	64	17,492	61	16,684	60	18,307	62

Other Advances	20	—	—	—	—	—	—	—
Total Advances Principal	$29,691	100%	$28,578	100%	$27,721	100%	$29,512	100%

Letters of Credit (notional)	$4,531		$5,302		$5,387		$6,799

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.

(3)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The lower level of Advance balances experienced in the past two years continued in the first nine months of 2011. However, Advances were more stable this year compared to the last four years. This was due mostly to the actions of a few larger members; Advances outstanding to other members continued to decline. It is too soon to predict whether Advances may have begun to stabilize, especially because it appears the economy may be entering a new phase of even slower growth. "Executive Overview" and "Conditions in the Economy and Financial Markets," above, discuss reasons for the trends in Advance balances, which are related mostly to the weak economy and to liquidity being provided by the Federal Reserve. An additional factor putting downward pressure on Advance balances is that former members hold $5.8 billion (19 percent) of Advances, which will pay down without opportunity for replacement with new Advances from the former members.

Members reduced their available lines in the Letters of Credit program in the first nine months of the year by $2,268 million. The lines fell principally because of decreased activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

The following tables present the principal balances for our top five Advance borrowers.

(Dollars in millions)
September 30, 2011			December 31, 2010
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

U.S. Bank, N.A.	$7,315	25%	U.S. Bank, N.A.	$7,315	25%
PNC Bank, N.A. (1)	3,997	13	PNC Bank, N.A. (1)	4,000	14
Fifth Third Bank	3,935	13	Fifth Third Bank	1,536	5
Protective Life Insurance Company	1,075	4	Western-Southern Life Assurance Co.	1,225	4
RBS Citizens, N.A. (1)	1,007	3	RBS Citizens, N.A. (1)	1,007	3
Total of Top 5	$17,329	58%	Total of Top 5	$15,083	51%
(1)Former member.

Advances continued to be concentrated among a small number of members, with the concentration ratio of the top five borrowers fluctuating in the range of 50 to 65 percent in the last several years. As indicated in the table above, a substantial portion of Advances to our top five borrowers were held by nonmembers.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets. Continuing a trend from the last several years and consistent with the trends in balances, Advance usage ratios declined in the first nine months of 2011, although the rate of decline slowed noticeably in the second and third quarters. Despite the difficult economic environment, our membership still funded over 3.5 percent of their assets with our secured Advances.

	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Average Advances-to-Assets for Members
Assets less than $1.0 billion (682 members)	3.72%	3.76%	3.88%	4.12%
Assets over $1.0 billion (59 members)	3.01%	3.10%	3.12%	3.54%
All members	3.67%	3.71%	3.82%	4.07%

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

The table below shows principal paydowns and purchases for the first nine months of 2011.

(In millions)	Mortgage Purchase Program Principal
Balance at December 31, 2010	$7,701
Principal purchases	1,323
Principal paydowns	(1,240)
Balance at September 30, 2011	$7,784

The principal loan balance in the Mortgage Purchase Program grew $83 million (one percent) in the first nine months of 2011. The increase in outstanding principal was due to the declines in mortgage rates, which prompted an increase in net loan refinancings among our sellers, an increase in the number of regular sellers, and renewed activity with our two largest sellers.

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. The $1,240 million of principal paydowns in the first nine months equated to a 17 percent annual constant prepayment rate, modestly lower than 2010's 22 percent rate. The Program’s composition of balances, by loan type and original final maturity, did not change materially. As in the last three years, yields earned in the first three quarters of 2011 on new mortgage loans in the Program, relative to funding costs, offered acceptable risk-adjusted returns due in part to the steep Consolidated Obligation yield curve.

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

In the first nine months of 2011, as in 2010, we continued, on average, to maintain balances in liquidity investments at higher levels compared to our long-term historical experience. This reflected both a decision to hold more asset liquidity and a desire to offset a portion of earnings lost from the declines in Mission Asset Activity balances over the last three years. Beginning in the second half of 2010 and continuing in the 2011, in order to bolster asset liquidity, we increased purchases of short-term trading securities, including U.S. Treasury obligations and debt securities of Fannie Mae and Freddie Mac. There was a resulting decrease in other short-term investments which include interest bearing deposits, securities purchased under agreements to resell, and overnight Federal funds sold.

The book balance of the liquidity portfolio averaged $19,655 million in the first nine months of the year, compared to $16,358 million in all of 2010. The balance at September 30, 2011 was $14,747 million compared to $21,654 million at the end of 2010. The reduction at the end of the third quarter occurred because of our decision to not lend as many funds, due to the extremely low yields available on some investments at quarter end. A portion of these funds not lent were held in deposits at the Federal Reserve.

Our ongoing strategy for mortgage-backed securities is to maximize their holdings close to the regulatory maximum of three times capital. When market conditions are unfavorable, as they were at times in the first nine months of 2011, we may purchase fewer securities. The book balance of the mortgage-backed securities portfolio averaged $11,023 million in the first nine months of the year. The $11,304 million outstanding at September 30, 2011 amounted to a multiple of regulatory capital of 2.92, slightly below the regulatory limit of three times, and consisted of $9,824 million of securities issued by Fannie Mae or Freddie Mac, $1,459 million of floating-rate securities issued by the National Credit Union Administration, $19 million of fixed-rate private-label mortgage-backed securities, and $2 million of securities issued by Ginnie Mae.

The table below shows principal purchases, paydowns and sales of our mortgage-backed securities for the first nine months of 2011.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2010	$11,591
Principal purchases	2,564
Principal paydowns	(2,569)
Principal sales	(329)
Balance at September 30, 2011	$11,257

The $2,569 million of principal paydowns in the first nine months of 2011 equated to a 27 percent annual constant prepayment rate, modestly lower than 2010's 30 percent rate. As in the last three years, yields earned in the first three quarters of 2011 on new mortgage-backed securities, relative to funding costs, offered acceptable risk-adjusted returns due in part to the steep Consolidated Obligation yield curve.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2011		December 31, 2010
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$33,342	$33,256	$35,008	$27,918
Discount	(3)	(4)	(5)	(4)
Total Consolidated Discount Notes	33,339	33,252	35,003	27,914
Consolidated Bonds:
Unswapped fixed-rate	19,447	20,419	21,256	23,677
Unswapped adjustable-rate	1,250	452	—	852
Swapped fixed-rate	6,675	8,008	9,294	9,974
Total par Consolidated Bonds	27,372	28,879	30,550	34,503
Other items (1)	139	141	147	148
Total Consolidated Bonds	27,511	29,020	30,697	34,651
Total Consolidated Obligations (2)	$60,850	$62,272	$65,700	$62,565

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $696,606 and $796,374 at September 30, 2011 and December 31, 2010, respectively.

Balances of total Obligations fluctuate in accordance with changes in the amount of total assets. Changes to the mix of Obligations fluctuate in response to relative changes in short-term versus long-term assets, relative changes in fixed-rate and adjustable-rate assets, decisions on market risk management (particularly the amount of funding of longer-term assets with short-term Obligations), and differences in relative costs of various Obligations. We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and most liquidity investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). In order to effectively reduce market risk exposure, we fund long-term assets principally with unswapped fixed-rate Bonds.

The $4,850 million decrease in the total ending balance of Consolidated Obligations from the end of 2010 to September 30, 2011 corresponded to the decrease in total assets (primarily short-term liquidity investments) and the relatively stable amount of deposits and capital. The slight $293 million decrease in the average balance of Obligations in the first nine months of 2011 compared to the full year average for 2010 reflected the stable balance in total average assets in these two periods.

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. The spreads and volatility of the spreads were at levels comparable to historical averages in the first nine months of the year.

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at September 30, 2011 were $1,275 million, a decrease of $162 million (11 percent) from year-end 2010. As shown on the “Average Balance Sheet and Rates” table in “Results of Operations,” the average balance of total interest bearing deposits in the first nine months of 2011 was $1,262 million, a decrease of $407 million (24 percent) from the average balance in the same period of 2010.

Deposit balances, which can change substantially based on the actions of a few larger members, fell over the last year despite members' substantial increase in excess reserves and their stagnant loan demand. We believe this may be due to the higher interest rates that the Federal Reserve currently offers on member deposits compared to those we can offer at acceptable profitability.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first nine months of 2011.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Nine Months Ended		Year Ended
	September 30, 2011		December 31, 2010
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,106	$3,107	$3,092	$3,093
Mandatorily Redeemable Capital Stock	331	331	357	413
Regulatory Capital Stock	3,437	3,438	3,449	3,506
Retained Earnings	436	456	438	436
Regulatory Capital	$3,873	$3,894	$3,887	$3,942

GAAP and Regulatory Capital-to-Assets Ratio	Nine Months Ended		Year Ended
	September 30, 2011		December 31, 2010
	Period End	Average	Period End	Average
GAAP	5.28%	5.19%	4.92%	5.08%
Regulatory	5.79	5.69	5.43	5.68

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

Our capital base was relatively stable in the first nine months of 2011, with the amount of regulatory capital changing only $14 million from the end of 2010. Similarly, average GAAP and regulatory financial leverage, as represented by the average capital-to-assets ratio, did not change materially in the first three quarters of this year compared to the 2010 average. Financial leverage ratios were higher at the end of the third quarter compared to the end of 2010 due to the smaller balance of total assets at quarter end.

The table below shows the amount of excess capital stock.

(In millions)	September 30, 2011	December 31, 2010
Excess capital stock (Capital Plan definition)	$1,148	$1,192
Cooperative utilization of capital stock	$184	$179
Mission Asset Activity capitalized with cooperative capital stock	$4,596	$4,483

The amount of excess capital stock and other metrics shown for the two dates presented in the table showed little change. This reflected the small change in Mission Asset Activity between these two dates. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock used cooperatively) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, we have exceeded the regulatory threshold and, therefore, have been required to pay cash dividends. Until Advances grow again by a large amount, we expect to continue paying cash dividends.

Retained earnings at September 30, 2011 totaled $436 million, which included $4 million added to restricted retained earnings in the third quarter. After increasing in each quarter since 2001, total retained earnings declined $12 million in the third quarter.

Membership and Stockholders

On September 30, 2011, we had 741 member stockholders. During the first three quarters of 2011, 15 financial institutions became new members and stockholders and nine members merged into other Fifth District members, producing a net gain of six member stockholders. Membership changes are a normal and ongoing part of our business operations. We will continue to recruit institutions eligible for membership in order to maintain and expand our customer base, with a focus continuing on insurance companies. In the first nine months of the year, there were no material changes in the allocation of membership by state, charter type, or asset size.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three- and nine-months ended September 30, 2011 and 2010. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011		2010		2011		2010
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$44	4.42%	$60	4.89%	$181	5.26%	$192	5.32%
Provision for credit losses	(2)	(0.23)	(4)	(0.31)	(6)	(0.18)	(4)	(0.11)
Net interest income after provision for credit losses	42	4.19	56	4.58	175	5.08	188	5.21
Net (losses) gains on derivatives and hedging activities	(3)	(0.33)	4	0.31	2	0.03	3	0.08
Other non-interest (loss) income	(3)	(0.32)	4	0.33	(5)	(0.15)	13	0.38
Total non-interest (loss) income	(6)	(0.65)	8	0.64	(3)	(0.12)	16	0.46
Total revenue	36	3.54	64	5.22	172	4.96	204	5.67
Total other expense	(15)	(1.47)	(13)	(1.11)	(42)	(1.26)	(39)	(1.09)
Assessments	(2)	(b)	(14)	(b)	(32)	(b)	(45)	(b)
Net income	$19	2.07%	$37	4.11%	$98	3.70%	$120	4.58%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

(b)	The effect on ROE of the REFCORP and/or Affordable Housing Program assessments is pro-rated within the other categories.

The primary factor contributing to the decline in profitability for each of the comparison periods was a sharp reduction in long-term interest rates, especially mortgage rates, which led to a significant increase in the amortization of purchased premiums on mortgage-related assets. Details for the categories of the summary income statement are discussed in subsequent sections.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income for the three- and nine-months ended September 30, 2011 and 2010. Reasons for the variance in net interest income between the two comparison periods are discussed below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2011		2010		2011		2010
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$61	0.37%	$57	0.34%	$181	0.36%	$165	0.32%
Net (amortization)/accretion (1) (2)	(32)	(0.19)	(16)	(0.10)	(43)	(0.09)	(30)	(0.06)
Prepayment fees on Advances, net (2)	3	0.02	1	0.01	4	0.01	4	0.01
Total net interest rate spread	32	0.20	42	0.25	142	0.28	139	0.27
Earnings from funding assets with interest-free capital	12	0.07	18	0.11	39	0.08	53	0.10
Total net interest income/net interest margin (3)	$44	0.27%	$60	0.36%	$181	0.36%	$192	0.37%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. Earnings generated from funding interest-earning assets with interest-free capital fluctuate in the same direction as changes in asset yields. The reduction in earnings from capital for both comparison periods was due to the continuing trend of reductions in market interest rates, especially long-term rates. As assets matured or paid down, they were replaced with new assets at lower yields. The effect on earnings from this factor was primarily due to a decline in the yield on mortgage assets. As shown in the "Average Balance Sheet and Rates" table, the average rate on earning assets fell 0.34 percentage points in the first nine months of 2011 compared to the same period in 2010.

Net Amortization/Accretion. Net amortization/accretion includes recognition of premiums and discounts paid on purchases of mortgage assets (which include loans in the Mortgage Purchase Program and investments in mortgage-backed securities) and premiums, discounts and concessions paid on most Consolidated Bonds. Our mortgage assets had a net premium balance of $137 million at September 30, 2011. The amount of mortgage assets with premium balances has risen substantially in the last two years, primarily because we purchased more mortgage-backed securities at premium prices (and above market rates) than in the past due to conditions prevailing in the mortgage markets, especially in 2010, that reduced the risk-return attractiveness of such securities with prices closer to par or at discounts.

Amortization of premiums and accretion of discounts on mortgage assets can be significantly volatile because it is recorded, and adjusted monthly, in accordance with actual and expected principal paydowns to approximate a level yield amortization schedule. Amortization/accretion is accelerated when mortgage paydowns speed up (normally in response to lower mortgage rates) and is decelerated when they slow down (normally in response to higher mortgage rates). Interest rates also affect the amortization of Bond concessions by changing the amount of Bonds we call before maturity. When Bonds are called, remaining concessions are recognized immediately.

The higher net amortization in both the three- and nine-months comparisons resulted from the substantial reductions in mortgage rates in the third quarter of 2011. Mortgage amortization increased by $20 million in the three-month comparison and by $29 million in the nine-months comparison. These amounts were partially offset by smaller amortization of Bonds concession costs and larger amortization of Bond premiums.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Prepayments in one period do not necessarily indicate a trend that will continue in future periods. Although Advance prepayment fees can be, and in the past have been, significant, they were relatively small in each of the first three quarters of both 2011 and 2010.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of the net interest rate spread increased by $16 million (10 percent) in the nine-months comparison and by $4 million (7 percent) in the three-months comparison. Several factors, discussed below in estimated order of impact from largest to smallest, were primarily responsible for the changes in the net interest spread due to other components.

Nine-Months Comparison

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: In the last three months of 2010 and the first nine months of 2011, reductions in intermediate- and long-term interest rates enabled us to call $5.9 billion of unswapped Bonds before their final maturities and to replace them with new Consolidated Obligations. Most of the new Consolidated Obligations had substantially lower rates than the Bonds that were called. We also called a large amount of Bonds in the third quarter of 2010, which benefited our earnings more in 2011 than in 2010.

▪
Decrease in mortgage assets balances-Unfavorable: Although the average book balance of interest-earnings assets declined by only $777 million, the average book balance of mortgage assets--which are normally our most profitable assets--declined by $1,661 million.

▪
Trading securities-Favorable: In the second half of 2010 and continuing in the first nine months of 2011, we began holding a large amount of investments in short-term trading securities (which included instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $19 million increase in net interest income. However, this was offset by earnings reductions in other non-interest income (net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See “Non-Interest Income and Non-Interest Expense” below for a discussion of the net losses on trading securities.

▪
Narrower net spreads on new mortgage assets-Unfavorable: In the last three months of 2010 and the first nine months of 2011, we purchased $5.9 billion of new mortgage assets. Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgages that paid down.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the nine-months comparison and in approximately the same relative magnitude. The impact of lower mortgage asset balances, however, was not as large in the three-months comparison.

Average Balance Sheet and Rates
The following table provides average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin for the three-months and nine-months comparisons occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$30,269	$57	0.75%	$32,612	$78	0.95%
Mortgage loans held for portfolio (2)	7,761	77	3.92	8,616	94	4.31
Federal funds sold and securities purchased under resale agreements	6,644	1	0.07	8,571	4	0.19
Interest-bearing deposits in banks (3) (4)	2,514	1	0.15	5,333	4	0.28
Mortgage-backed securities	10,475	84	3.17	10,962	125	4.53
Other investments	8,254	11	0.52	268	—	0.20
Loans to other FHLBanks	—	—	—	7	—	0.16
Total earning assets	65,917	231	1.39	66,369	305	1.82
Less: allowance for credit losses on mortgage loans	15			—
Other assets	642			180
Total assets	$66,544			$66,549
Liabilities and Capital
Term deposits	$131	—	0.22	$269	—	0.36
Other interest bearing deposits (4)	1,023	—	0.01	1,322	—	0.04
Short-term borrowings	33,243	6	0.07	26,673	11	0.17
Unswapped fixed-rate Consolidated Bonds	20,084	173	3.43	23,126	220	3.77
Unswapped adjustable-rate Consolidated Bonds	1,250	1	0.15	1,000	1	0.21
Swapped Consolidated Bonds	5,890	4	0.24	8,978	8	0.37
Mandatorily redeemable capital stock	326	3	3.50	388	5	4.50
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	61,947	187	1.19	61,756	245	1.57
Non-interest bearing deposits	14			9
Other liabilities	1,019			1,246
Total capital	3,564			3,538
Total liabilities and capital	$66,544			$66,549

Net interest rate spread			0.20%			0.25%
Net interest income and net interest margin (5)		$44	0.27%		$60	0.36%
Average interest-earning assets to interest-bearing liabilities			106.41%			107.47%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Non-accrual loans are included in average balances used to determine average rate.
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

(5)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$29,323	$177	0.81%	$32,938	$224	0.91%
Mortgage loans held for portfolio (2)	7,642	253	4.43	8,903	310	4.65
Federal funds sold and securities purchased under resale agreements	7,337	6	0.11	9,022	11	0.17
Interest-bearing deposits in banks (3) (4)	4,354	7	0.21	5,386	9	0.24
Mortgage-backed securities	11,023	296	3.59	11,423	397	4.64
Other investments	8,413	32	0.51	1,196	1	0.13
Loans to other FHLBanks	4	—	0.10	5	—	0.15
Total earning assets	68,096	771	1.51	68,873	952	1.85
Less: allowance for credit losses on mortgage loans	14			—
Other assets	366			232
Total assets	$68,448			$69,105
Liabilities and Capital
Term deposits	$182	—	0.24	$217	1	0.39
Other interest bearing deposits (4)	1,080	—	0.02	1,452	—	0.04
Short-term borrowings	33,252	24	0.10	26,211	28	0.14
Unswapped fixed-rate Consolidated Bonds	20,483	540	3.52	24,316	699	3.85
Unswapped adjustable-rate Consolidated Bonds	452	1	0.15	1,000	1	0.14
Swapped Consolidated Bonds	8,085	14	0.23	10,730	16	0.21
Mandatorily redeemable capital stock	331	11	4.35	431	15	4.51
Other borrowings	—	—	—	1	—	0.21
Total interest-bearing liabilities	63,865	590	1.23	64,358	760	1.58
Non-interest bearing deposits	13			8
Other liabilities	1,014			1,222
Total capital	3,556			3,517
Total liabilities and capital	$68,448			$69,105

Net interest rate spread			0.28%			0.27%
Net interest income and net interest margin (5)		$181	0.36%		$192	0.37%
Average interest-earning assets to interest-bearing liabilities			106.62%			107.02%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Non-accrual loans are included in average balances used to determine average rate.
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

For both comparison periods, the average rate on both total earning assets and interest-bearing liabilities decreased, driven by lower average rates on long-term assets and long-term liability accounts, which include mortgage loans held for portfolio, mortgage-backed securities, and unswapped fixed-rate Consolidated Bonds. This reflects the trend in the last several years of sharply lower intermediate- and long-term market rates; as the long-term assets and liabilities mature or are paid down over time, new long-term assets and liabilities are put on the balance sheet at lower rates, which cumulatively builds over time to reduced portfolio rates. The higher amortization of mortgage purchase premiums, discussed above, also contributed to the declines in average rates on earnings assets.

Short-term rates were relatively stable in the first nine months of 2011. Many of our short-term and adjustable-rate assets and liabilities have rates tied to overnight Federal funds and short-term LIBOR. The rate on swapped Consolidated Obligation liability account and adjustable-rate Bonds, which are both tied to short-term LIBOR, rose slightly in the nine-months comparison due to normal modest fluctuations in short-term LIBOR. The average rate on other investments in both comparison periods rose for two reasons. First, we held a larger amount of short-term liquidity investments that had longer final maturities than the typical liquidity investment we purchase and the yield curve for liquidity investments is upward sloping. Second, many of these investments were trading securities purchased at above market rates (with corresponding premiums paid reflected in other non-interest income as losses to the securities' fair values).

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

	Three Months Ended			Nine Months Ended
(In millions)	September 30, 2011 over 2010			September 30, 2011 over 2010
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(5)	$(16)	$(21)	$(23)	$(24)	$(47)
Mortgage loans held for portfolio	(9)	(8)	(17)	(43)	(14)	(57)
Federal funds sold and securities purchased under resale agreements	(1)	(2)	(3)	(2)	(3)	(5)
Interest-bearing deposits in banks	(2)	(1)	(3)	(1)	(1)	(2)
Mortgage-backed securities	(5)	(36)	(41)	(13)	(88)	(101)
Other investments	10	1	11	21	10	31
Loans to other FHLBanks	—	—	—	—	—	—
Total	(12)	(62)	(74)	(61)	(120)	(181)
Increase (decrease) in interest expense
Term deposits	—	—	—	(1)	—	(1)
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	3	(8)	(5)	6	(10)	(4)
Unswapped fixed-rate Consolidated Bonds	(28)	(19)	(47)	(104)	(55)	(159)
Unswapped adjustable-rate Consolidated Bonds	—	—	—	—	—	—
Swapped Consolidated Bonds	(2)	(2)	(4)	(4)	2	(2)
Mandatorily redeemable capital stock	(1)	(1)	(2)	(3)	(1)	(4)
Other borrowings	—	—	—	—	—	—
Total	(28)	(30)	(58)	(106)	(64)	(170)
Increase (decrease) in net interest income	$16	$(32)	$(16)	$45	$(56)	$(11)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$—	$(2)	$—
Net interest settlements included in net interest income	(91)	(106)	(278)	(339)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	1	1	—
Consolidated Obligation Bonds:
Amortization/accretion of hedging activities in net interest income	—	1	—	1
Net interest settlements included in net interest income	13	19	53	93
Decrease to net interest income	$(79)	$(85)	$(226)	$(245)

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

Use of derivatives results in a much closer match of actual cash flows between assets and liabilities than would occur otherwise, which, as designed, reduces market risk exposure. It can also lower earnings when short-term rates are lower than intermediate- and long-term rates (as is normally the case) if the reduction in net interest income from Advance-related derivatives exceeds the increase in net interest income from Bond-related derivatives. This was the case in the three- and nine-months periods of both 2011 and 2010, primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. The reduction in earnings from using derivatives was acceptable because it enabled us to significantly lower market risk exposure.

Provision for Credit Losses

In the first nine months of 2011, charge-offs on loans in the Mortgage Purchase Program totaled $3 million and we recorded a $6 million provision for future credit losses in the Program, compared to charge-offs of $1 million and a provision of $4 million in the first nine months of 2010. The increase in the provision was based on an assessment of additional incurred losses primarily as a result of further modest declines in historical home prices. The allowance for credit losses increased by $3 million in the first nine months of the year, with the allowance at September 30, 2011 totaling $15 million. For further information, see the "Credit Risk - Mortgage Purchase Program" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Other Income
Net gains on held-to-maturity securities	$3	$1	$9	$8
Net (losses) gains on derivatives and hedging activities	(3)	4	2	3
Other non-interest (loss) income, net	(6)	3	(14)	5
Total other (loss) income	$(6)	$8	$(3)	$16

Other Expense
Compensation and benefits	$8	$8	$24	$22
Other operating expense	4	4	11	11
Finance Agency	1	1	3	3
Office of Finance	1	—	3	2
Other	1	—	1	1
Total other expense	$15	$13	$42	$39
Average total assets	$66,544	$66,549	$68,448	$69,105
Average regulatory capital	3,898	3,934	3,894	3,955
Total other expense to average total assets (1)	0.09%	0.08%	0.08%	0.08%
Total other expense to average regulatory capital (1)	1.49	1.36	1.45	1.31

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities for each period occurred from our sales of certain mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal outstanding at the time of the sale.

The decreases in other non-interest (loss) income between the two comparison periods were mostly due to losses on trading securities in 2011. As discussed above in “Components of Net Interest Income,” these losses were driven by certain securities purchased with above-market coupon rates and, therefore, prices above par. The related premiums paid are reflected as losses to the securities' fair value as they approach maturity.
Total other expenses rose eight percent and nine percent in the three and nine months ended September 30, 2011, respectively. All categories shown experienced slight increases. The ratio of other expense to regulatory capital rose in each comparison period due to both higher other expense amounts and decreases in average regulatory capital. We continue to maintain a sharp focus on controlling operating costs.

Detail on Net Gains (Losses) on Derivatives and Hedging Activities

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net (losses) gains on derivatives and hedging activities
Advances:
(Losses) gains on fair value hedges	$(1)	$6	$7	$4
Losses on derivatives not receiving hedge accounting	(5)	(4)	(8)	(9)
Mortgage loans:
Gains (losses) on derivatives not receiving hedge accounting	2	1	(1)	5
Consolidated Obligation Bonds:
Gains (losses) on fair value hedges	1	(1)	—	—
Gains on derivatives not receiving hedge accounting	—	2	4	3
Total net (losses) gains on derivatives and hedging activities	(3)	4	2	3
Net losses on financial instruments held at fair value (1)	(1)	—	(1)	—
Total net effect of derivatives and hedging activities	$(4)	$4	$1	$3

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The amount of income volatility in derivatives and hedging activities in the periods noted was modest, well within the range of normal historical fluctuation relative to the notional amount of derivatives, and consistent with the close hedging relationships of our derivative transactions. The losses in the derivatives and hedging activities primarily represented unrealized market value adjustments, which resulted from the trend reductions in interest rates and the amortization of market value gains. For all four periods shown, the market value adjustments, as a percentage of notional derivatives principal, were less than 0.04 percentage points.

REFCORP and Affordable Housing Program Assessments

Until the third quarter of 2011, assessments against earnings had included a REFCORP obligation and expenses for the Affordable Housing Program. The FHLBank System's REFCORP obligation was satisfied at the end of the second quarter of 2011. Under the Capital Agreement agreed to by all 12 FHLBanks, REFCORP, which had been recorded as reduction to net income, has been replaced with a 20 percent allocation of net income to restricted retained earnings. See the "Executive Overview" for more information. The restricted retained earnings are not recorded in the income statement and are not available to be distributed as dividends to stockholders. This change resulted in a $4 million increase in net income in the third quarter and a corresponding reduction in assessments. There has been no change in our Affordable Housing Program. For further information, see the "Executive Overview" and Note 15 of the Unaudited Notes to Financial Statements.

In the first nine months of 2011, assessments totaled $32 million, which reduced ROE by 1.20 percentage points. In the same period of 2010, assessments totaled $45 million, which reduced ROE by 1.71 percentage points. The smaller impact of assessments on ROE in 2011 was due to the reductions in earnings, as discussed above, and the replacement of REFCORP with restricted retained earnings.

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

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended September 30, 2011
Net interest income after provision for credit losses	$35	$7	$42
Net income	$13	$6	$19
Average assets	$58,763	$7,781	$66,544
Assumed average capital allocation	$3,150	$414	$3,564
Return on Average Assets (1)	0.08%	0.32%	0.11%
Return on Average Equity (1)	1.56%	5.95%	2.07%

Three Months Ended September 30, 2010
Net interest income after provision for credit losses	$45	$11	$56
Net income	$30	$7	$37
Average assets	$57,892	$8,657	$66,549
Assumed average capital allocation	$3,079	$459	$3,538
Return on Average Assets (1)	0.20%	0.32%	0.22%
Return on Average Equity (1)	3.82%	6.07%	4.11%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Nine Months Ended September 30, 2011
Net interest income after provision for credit losses	$126	$49	$175
Net income	$67	$31	$98
Average assets	$60,785	$7,663	$68,448
Assumed average capital allocation	$3,158	$398	$3,556
Return on Average Assets (1)	0.15%	0.55%	0.19%
Return on Average Equity (1)	2.83%	10.65%	3.70%

Nine Months Ended September 30, 2010
Net interest income after provision for credit losses	$130	$58	$188
Net income	$79	$41	$120
Average assets	$60,160	$8,945	$69,105
Assumed average capital allocation	$3,062	$455	$3,517
Return on Average Assets (1)	0.17%	0.62%	0.23%
Return on Average Equity (1)	3.44%	12.24%	4.58%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The decrease in net income and ROE for both the three- and nine-months comparison periods primarily reflected the following factors each of which is discussed in more detail above: increases in net amortization of purchased premiums related to mortgage-backed securities; lower yields on assets funded with interest-free capital; smaller average balances of mortgage-backed securities; and (for the three-months comparison) unrealized losses on derivatives market values. These factors were partially offset by calls of Consolidated Bonds that funded mortgage-backed securities and their replacement with lower cost debt and gains from sales of mortgage-backed securities. See the discussion above in “Components of Net Interest Income.”
Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be at a substantial level over market interest rates, with a moderate amount of market risk and credit risk. In the first nine months of 2011, the Program averaged 11 percent of total average assets but accounted for 32 percent of earnings. The decrease in the Program's ROE for the nine-months comparison reflected, for 2011, the increases in net amortization of mortgage purchase premiums, a higher provision for credit losses, and narrower spreads on new loans in the Program compared to spreads earned on assets that paid down. These factors were partially offset by replacing called Bonds funding Program loans with lower cost debt.

The segment's ROE for both the third quarter of 2011 and 2010 was well below the segment's historical ROEs. This was due primarily to an abnormally large amount of net amortization, as mortgage rates declined substantially in both quarters. Without the excess volatility in net amortization, the segment's ROE in the third quarter of 2011 would have been approximately 13.5 percent, in line with historical average ROE.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date
Market Value of Equity	$3,929	$3,964	$4,026	$4,111	$4,048	$3,864	$3,651
% Change from Flat Case	(4.4)%	(3.6)%	(2.1)%	—	(1.5)%	(6.0)%	(11.2)%
2010 Full Year
Market Value of Equity	$3,849	$3,894	$3,978	$4,113	$4,141	$4,017	$3,846
% Change from Flat Case	(6.4)%	(5.3)%	(3.3)%	—	0.7%	(2.3)%	(6.5)%

Month-End Results
September 30, 2011
Market Value of Equity	$4,016	$4,030	$4,074	$4,183	$4,314	$4,214	$3,991
% Change from Flat Case	(4.0)%	(3.7)%	(2.6)%	—	3.1%	0.7%	(4.6)%
December 31, 2010
Market Value of Equity	$3,832	$3,870	$3,944	$4,021	$3,882	$3,661	$3,434
% Change from Flat Case	(4.7)%	(3.8)%	(1.9)%	—	(3.5)%	(9.0)%	(14.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date	(0.5)	(1.0)	(1.6)	(0.5)	3.7	5.5	6.0
2010 Full Year	(1.5)	(1.9)	(3.0)	(2.9)	1.8	4.2	4.7

Month-End Results
September 30, 2011	(0.5)	(0.9)	(2.0)	(3.9)	0.1	4.3	6.2
December 31, 2010	(0.5)	(1.2)	(2.0)	1.7	5.1	6.5	6.8

In the first nine months of 2011, the average market risk exposure to higher rates was moderate, well within policy limits, and consistent with long-term historical average exposure. The average market risk exposure in this period indicated more exposure to higher interest rates compared to 2010's average exposure because 2010's exposure was at low levels. However, market risk exposure to higher interest rates at September 30, 2011 was below historical levels and below the exposure at the end of 2010. This resulted mostly from the reductions in long-term rates that occurred in the third quarter of 2011. When mortgage rates rise 0.50 percentage points or more, we would expect market risk exposure to further rate increases to return to levels more consistent with historical positioning.

In the first nine months of 2011 and at September 30, 2011, market risk exposure to lower rates was also moderate, well within policy limits, and consistent with long-term historical average exposure. Although lower rates would accelerate mortgage prepayment speeds and require reinvestment of asset principal paydowns at lower rates, this effect on earnings would be significantly offset by the ability to call Consolidated Bonds before their final maturities and replace them at lower funding costs. The result would be that, if interest rates fell further, earnings would decrease moderately and profitability would remain competitive compared with market interest rates.

These market risk metrics do not provide reliable estimates of the effects on earnings from changes in recorded net amortization of mortgage purchase premiums. The market value metrics include net amortization on an economic basis, not an accounting basis.

The market risk metrics are computed for parallel changes in interest rates (except for down rate shocks, as explained above). If interest rates were to increase sharply, we believe based on historical movements in rates, short-term rates would increase more than longer-term rates. In this scenario, the market value and duration metrics indicate that market risk exposure would be materially less than under the parallel shock metrics provided above.

Based on analysis of all of our market risk metrics, we expect that our profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Declines of 2.00 percentage points in long-term interest rates (which would put fixed-rate mortgages at two percent or less) would result in ROE still being well above market interest rates. We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by 4.00 percentage points or more combined with short-term rates increasing to at least eight percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables or our business model. We believe such a scenario is extremely unlikely to occur.

Market Capitalization Ratio
The following table presents the market capitalization ratio for the current (flat rate) interest rate environment.

	September 30, 2011	December 31, 2010
Market Value of Equity to Par Value of Regulatory Capital Stock	122%	117%

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

As in recent years, the market capitalization ratio continued to be well above 100 percent. This provides additional support for our assessment that we have a moderate amount of market risk exposure. Currently the ratio is at a favorable (high) level due primarily to the fact that retained earnings currently comprise 13 percent of regulatory capital stock.

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

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Year-to-Date	(21.5)%	(16.6)%	(9.3)%	—	(3.5)%	(18.3)%	(35.8)%
2010 Full Year	(22.8)%	(18.4)%	(11.1)%	—	2.7%	(6.4)%	(19.3)%

Month-End Results
September 30, 2011	(19.4)%	(16.8)%	(11.0)%	—	11.4%	2.8%	(16.4)%
December 31, 2010	(20.7)%	(15.9)%	(8.2)%	—	(9.0)%	(25.5)%	(42.8)%

These measures indicate that for the first nine months of 2011, the average market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet. As expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet. Market risk exposure to higher rates at September 30, 2011 was lower than that at the end of 2010. The average exposure to higher interest rates over the first nine months of 2011 was consistent with historical average market risk exposure and substantially greater than 2010's average exposure to higher rates because 2010's exposure was at a very low average level.

We believe that the mortgage assets portfolio continues to have a moderate amount of market risk exposure that is consistent with our conservative risk philosophy, cooperative business model, and the risk exposure generally associated with investing in mortgage assets.

Use of Derivatives in Market Risk Management
In addition to issuing long-term Consolidated Bonds, an important way that we manage and hedge market risk exposure is by engaging in derivatives transactions, primarily interest rate swaps. Our hedging and risk management strategies in using derivatives did not change in the first nine months of 2011 compared to historical strategies, nor were there changes in the accounting treatment of new or existing derivative hedge transactions that materially impacted our results of operations. Because of this, and the fact that total assets did not change materially in the first nine months compared to the end of 2010, the notional principal balances of derivatives also did not change materially. For further information, see Note 10 of the Notes to Unaudited Financial Statements.

Capital Adequacy

Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each of our regulatory capital requirements, the primary requirement being that the regulatory capital-to-assets ratio must exceed 4.00 percent. This ratio averaged 5.69 percent in the first nine months of 2011 and at September 30 was 5.79 percent. Given the amount of regulatory capital at September 30, 2011, total assets could increase by $30.0 billion before the capital-to-assets ratio would fall to 4.00 percent. This amount of growth in assets is unlikely to occur and, if it did, we would require additional amounts of capital under our Capital Plan before the 4.00 percent policy limit on capitalization would be reached.

Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. In September 2011, the Board of Directors approved a retained earnings requirement of $350 million, based on mitigating all of our combined risks under stress scenarios to at least a 99 percentile level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. On September 30, 2011, we had $436 million of retained earnings. As discussed in the "Capital Resources" section of "Analysis of Financial Condition," we will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the Capital Agreement.

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite ongoing deterioration in the credit conditions of many of our members and in the value of some pledged collateral, which began in 2008, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first nine months of 2011. We base this assessment on the following factors:

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At September 30, 2011, our policy on over-collateralization resulted in total collateral pledged of $151.7 billion with total borrowing capacity of $98.6 billion. Lower borrowing capacity results because we apply Collateral Maintenance Requirements (CMRs) to discount the value of pledged collateral in order to recognize market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it.

As indicated in the table below, the allocation of total pledged collateral (unadjusted for CMRs) between September 30, 2011 and December 31, 2010 did not change materially. At September 30, 2011, 79 percent of collateral was related to residential mortgage lending in single family loans and home equity lines.

	September 30, 2011		December 31, 2010
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)
Single family loans	61%	$92.7	62%	$93.4
Home equity loans/lines of credit	18	27.0	19	28.0
Commercial real estate	11	17.2	10	15.5
Bond securities	8	11.8	7	10.6
Multi-family loans	2	2.5	2	2.5
Farm real estate	(a)	0.5	(a)	0.5
Total	100%	$151.7	100%	$150.5

(a)	Less than one percent of total pledged collateral.

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

Applying CMRs results in conservative adjustments of borrowing capacity for all collateral types. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally assigned higher CMRs. The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at September 30, 2011. The ranges of lendable values are expressed as percentages of collateral market value and exclude subprime and nontraditional mortgage loan collateral. Loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information.

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

(Dollars in billions)
September 30, 2011			December 31, 2010
	All Members and Borrowing Nonmembers			All Members and Borrowing Nonmembers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	416	$53.6	1-3	394	$50.7
4	178	37.3	4	186	32.5
5	79	5.2	5	72	4.7
6	36	0.9	6	53	1.8
7	45	1.6	7	43	1.9
Total	754	$98.6	Total	748	$91.6

There has been a significant downward trend since 2007 in member credit ratings. Many members continue to be adversely affected by the last recession, the weak economic recovery, and the continued distress in the housing market. As of September 30, 2011, 160 members and borrowing nonmembers (21 percent of the total) had credit ratings of 5 or below, with $7.7 billion of borrowing capacity. There has been a modest improvement in our members' overall financial health in 2011, as indicated by the net movement of eight members from the 5-7 ratings band to the 1-4 band and a net movement of 15 members out of the two lowest credit ratings levels.

Member Failures, Closures, and Receiverships. There were no member failures in our District in the first nine months of 2011.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is moderate, an assessment made based on the following factors:

▪	various credit enhancements for conventional loans, which generally protect us against losses to a 50 percent loss severity on each loan;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively moderate overall amount of delinquencies and defaults experienced when compared to national averages;

▪	only $4.3 million of program-to-date charge-offs through September 30, 2011;

▪
our estimate that $15 million of additional losses have been incurred in the Program as of September 30, as recognized in our allowance for credit losses, which represent only 0.24 percentage points of the unpaid principal balance of conventional mortgages; and

▪
financial analysis suggesting that future credit losses will not materially harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely conditions for mortgage defaults.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio. There was little change in the FICO® score distribution in the first nine months of 2011 compared with prior periods. We believe the distribution of FICO® scores is one indication of the portfolio's overall favorable credit quality, with two-thirds of the portfolio having scores above an excellent level of 740 and over 85 percent having scores above 700 which is generally considered indicative of homeowners' good credit quality.

FICO® Score (1)	September 30, 2011	December 31, 2010
< 620	—%	—%
620 to < 660	4	4
660 to < 700	10	11
700 to < 740	19	20
>= 740	67	65

Weighted Average	753	750

(1)	Represents the original FICO® score.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	September 30, 2011	December 31, 2010	Loan-to-Value	September 30, 2011	December 31, 2010
<= 60%	21%	20%	<= 60%	28%	27%
> 60% to 70%	18	18	> 60% to 70%	17	17
> 70% to 80%	53	54	> 70% to 80%	26	28
> 80% to 90%	5	5	> 80% to 90%	15	16
> 90%	3	3	> 90% to 100%	6	6
			> 100%	8	6
Weighted Average	70%	70%	Weighted Average	71%	71%

High loan-to-value ratios, in which homeowners have little or no equity at stake, are key drivers in many mortgage delinquencies and defaults. Overall loan-to-value ratios deteriorated moderately in the first nine months of 2011. At September 30, 2011, 14 percent of loans were estimated to have current loan-to-value ratios above 90 percent, up from three percent at origination, despite significant deterioration in national average housing prices in recent years. There has been a more substantial increase in the percentage of loans with current loan-to-value ratios between 80 and 90 percent, from five percent at origination to 15 percent at September 30, 2011. Further significant reductions in home prices could move the ratios on these loans above 100 percent and increase loan defaults.

Based on the available data, we believe we have little exposure to loans in the Program considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account. The Lender Risk Account is funded by the FHLBank as a portion of the purchase proceeds to cover expected credit losses. The amount of loss claims against the Lender Risk Account in the first nine months of 2011 was approximately $4 million. The Lender Risk Account had balances of $59 million and $44 million at September 30, 2011 and December 31, 2010, respectively. The Lender Risk Account increased in 2011 as a result of implementing the new credit enhanced program that replaces the supplemental mortgage insurance with an increased use of the Lender Risk Account. See also Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2011	December 31, 2010
Early stage delinquencies - unpaid principal balance (1)	$82	$94
Serious delinquencies - unpaid principal balance (2)	86	78
Early stage delinquency rate (3)	1.3%	1.5%
Serious delinquency rate (4)	1.3	1.2
National average serious delinquency rate (5)	4.2	4.6

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2011 rate is based on June 30, 2011 data.

The Mortgage Purchase Program has had a moderate amount of delinquencies and foreclosures. Over the past few years, delinquency/foreclosure rates on our conventional loans have increased substantially but continued to be well below the national averages. We expect this to continue to be the case. Growth in our overall delinquency rates slowed in the first nine months of 2011, with early stage delinquency rates actually falling. We do not know if these data indicate a sustainable trend of a subsiding of stresses in the housing market or a respite based on slowdown of the rate at which financial institutions are initiating foreclosures.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At September 30, 2011, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $497 million of conventional principal balances with current loan-to-values above 100 percent, only $34 million (seven percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods:

(In millions)	September 30, 2011	December 31, 2010
Estimated credit losses, before credit enhancements	$(56)	$(49)
Estimated amounts to be covered by:
Primary mortgage insurance	5	4
Supplemental mortgage insurance	28	25
Lender Risk Account	8	8
Allowance for credit losses, after credit enhancements	$(15)	$(12)

The data presented above are aggregated, which provide useful information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including primary mortgage insurance (for individual loans), the Lender Risk Account, and supplemental mortgage insurance. Although the overwhelming majority of pools have not experienced credit losses and are not projected to do so except under extremely stressful economic conditions including further home price declines, some pools have experienced credit losses beginning in 2010.

Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses of approximately 50 percent, the magnitude of the declines in home prices, increase in unemployment rates, and increase in delinquencies in some areas since 2006 has resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have a concentration of loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from a former member that stopped selling us mortgage loans in 2007. When a mortgage pool's credit enhancements are exhausted, the FHLBank realizes any additional loan losses in that pool.

In addition to the analysis performed to determine the allowance for credit losses as discussed in Note 9 of the Notes to Unaudited Financial Statements, we perform analysis using recognized third-party credit and prepayment models, which are updated periodically, to estimate potential ranges of lifetime credit risk exposure for the loans in the Program. We believe that future credit losses will be moderate. Based on the latest market data, we expect incurred credit losses to increase. Even under adverse scenarios for home prices or unemployment rates (and assuming the two SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease our overall profitability or annual dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses could increase by approximately $84 million, which would decrease annual return on equity by 0.35 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
Primary Mortgage Insurance
Some of our conventional loans carry primary mortgage insurance (PMI) as a credit enhancement feature. Based on the guidelines of the Mortgage Purchase Program, we have assessed that we do not have any credit risk exposure to the primary mortgage insurance providers.

Supplemental Mortgage Insurance
Another credit enhancement feature is Supplemental Mortgage Insurance (SMI) purchased from Genworth and MGIC. Beginning February 1, 2011, we no longer use SMI as a credit enhancement for new business; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have outstanding SMI coverage through Genworth and MGIC. Although we discontinued committing new business with MGIC in 2008, 48 percent of our outstanding loans had SMI underwritten by MGIC at September 30, 2011.

We subject both SMI providers to a standard credit underwriting analysis. Both providers have experienced weakened financial conditions in the last several years. The lowest credit rating from NRSROs is B+ for MGIC and BB- for Genworth, with both on negative outlook. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to fulfill any of their insurance coverage on defaulting loans (with an assumption that we would obtain only a limited recovery rate), our exposure at September 30, 2011 to the providers over the life of the loans is estimated to be in the range of $10-$25 million. In a more adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same limited recovery rate assumption), our exposure is estimated to be in the range of $20-$40 million.

At this time, we do not expect either of the providers to fail to fulfill their insurance contracts. Over time, as existing business in the Mortgage Purchase Program pays off and is replaced with new business which does not rely on SMI, this exposure will diminish.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

(In millions)	September 30, 2011
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,960	$1,730	$3,690
Certificates of deposit	—	1,869	1,375	3,244
Commercial paper	—	300	—	300
Other (1)	75	—	—	75
Total unsecured liquidity investments	75	4,129	3,105	7,309
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (2)	—	1,900	—	1,900
U.S. Treasury obligations	—	723	—	723
Government-sponsored enterprises (3)	—	3,686	—	3,686
TLGP (4)	—	1,129	—	1,129
Total guaranteed/secured liquidity investments	—	7,438	—	7,438
Total liquidity investments	$75	$11,567	$3,105	$14,747

	December 31, 2010
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,930	$2,550	$5,480
Certificates of deposit	—	4,715	1,075	5,790
Total unsecured liquidity investments	—	7,645	3,625	11,270
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (2)	2,950	—	—	2,950
U.S. Treasury obligations	1,905	—	—	1,905
Government-sponsored enterprises (3)	4,518	—	—	4,518
TLGP (4)	1,011	—	—	1,011
Total guaranteed/secured liquidity investments	10,384	—	—	10,384
Total liquidity investments	$10,384	$7,645	$3,625	$21,654

(1)	Consists of debt securities issued by International Bank for Reconstruction and Development.

(2)	Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties.

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

We believe these investments were purchased from counterparties that have a strong ability to repay principal and interest. At September 30, 2011, 50 percent of our liquidity investments were purchased from counterparties that provide explicit guarantees from the U.S. government (Treasuries and TLGP securities), that are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell). Despite Standard & Poor's downgrade of certain of these securities, we believe they continue to represent minimal credit risk exposure to us.

Mortgage-Backed Securities
GSE Mortgage-Backed Securities. We have never held any asset-backed securities other than mortgage-backed securities. Historically, almost all of our mortgage-backed securities have been residential GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.

As indicated in Note 5 of the Notes to Unaudited Financial Statements, at September 30, 2011, our GSE mortgage-backed securities had a total book value of $9,824 million and an estimated net unrealized market value gain totaling $459 million, which resulted in a market value of 105 percent of book value. The market value gain reflects the lower overall level of mortgage rates at September 30, compared to when the securities were originated, and elevated market prices on GSE mortgage-backed securities. The elevated market prices are commonly attributed to the combination of the high demand for mortgage-related securities, the view of market participants that GSE mortgage-backed securities have little if any credit risk, and a relative lack of supply of new mortgage securities.

Mortgage-Backed Securities Issued by Other Government Agencies. Beginning in the fourth quarter of 2010, we invested in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. At September 30, 2011, their book value totaled $1,459 million, with an estimated net market value gain of $2 million. The strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities. The following table presents information on the one private-label mortgage-backed security we had outstanding at September 30, 2011. We sold four of these types of securities in the third quarter of 2011.

(Dollars in millions)	Investment Rating	Fair Value	Unpaid Principal Balance	Fair Value as a Percent of Unpaid Principal Balance
September 30, 2011	AAA	$20	$20	101.8%
December 31, 2010	AAA	90	88	102.1

Unlike GSE and agency mortgage-backed securities, our holdings of private-label mortgage-backed securities expose us to credit risk because the issuers do not guarantee principal and interest payments. We believe our private-label security is composed of high quality mortgages and have had, and will continue to have, a minimal amount of credit risk. It carries increased credit subordination, is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003, has a current estimated average loan-to-value ratio of 43 percent, and has an average serious delinquency rate of only 1.48 percent at September 30, 2011. We have never considered any of our private-label mortgage-backed securities to be other-than-temporarily impaired on any date.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at September 30, 2011. On this date, and throughout 2011 we had a minimal amount of residual credit risk exposure.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	6,689	2	—	2
A	10,154	4	(3)	1
Member institutions (2)	277	2	—	2
Total	$17,120	$8	$(3)	$5

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding. Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we continue to have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

(In millions)
September 30, 2011				December 31, 2010
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Barclays Bank PLC	Aa/AA	$3,597	$—	Barclays Bank PLC	Aa/AA	$4,866	$—
Royal Bank of Scotland PLC	A	2,022	—	Credit Suisse International	A	3,030	—
Deutsche Bank AG	A	2,355	—	Morgan Stanley Capital Services	A	2,414	—
Morgan Stanley Capital Services	A	1,693	—	All others (11 counterparties)	A to Aa/AA	9,618	2
All others (8 counterparties)	A to Aa/AA	7,036	3	Total		$19,928	$2
Total		$16,703	$3

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

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is through cost effective access to the capital markets for participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and for execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first nine months of 2011, our share of participations in debt issuances totaled $376.1 billion for Discount Notes and $13.4 billion for Consolidated Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong in the first nine months of 2011 and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt or pay competitive dividends is remote.

Beginning in the second half of 2010 and continuing in the first three quarters of 2011, we held additional asset liquidity by investing in short-term U.S. Treasury securities and GSE discount notes. This reflected both a decision to hold more liquidity and our desire to offset a portion of earnings lost from the declines in Mission Asset Activity balances over the last several years.

Although the government continues to face serious fiscal challenges and Standard & Poor's downgraded the FHLBank System's debt to AA+, the System did not, and continues to not, experience any uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Investors continue to favor the System's debt issuances; spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR have not changed materially; and, after experiencing modest and temporary increases in late July and early August, the System's short-term debt costs returned by mid-August to the historically normal range.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we tend to hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance tended to average in the range of $4 billion to $6 billion during the first nine months of 2011.

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

Contingency Liquidity Requirement (in millions)	September 30, 2011	December 31, 2010
Total Contingency Liquidity Reserves (1)	$28,313	$35,292
Total Requirement (2)	(8,428)	(13,268)
Excess Contingency Liquidity Available	$19,885	$22,024

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

Deposit Reserve Requirement (in millions)	September 30, 2011	December 31, 2010
Total Eligible Deposit Reserves	$31,391	$29,755
Total Member Deposits	(1,275)	(1,438)
Excess Deposit Reserves	$30,116	$28,317

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2011. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2010, and changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$8,085	$9,528	$3,471	$6,288	$27,372
Operating leases (include premises and equipment)	1	2	—	—	3
Mandatorily redeemable capital stock	39	6	286	—	331
Commitments to fund mortgage loans	277	—	—	—	277
Pension and other postretirement benefit obligations	1	4	4	16	25
Total Contractual Obligations	$8,403	$9,540	$3,761	$6,304	$28,008

(1)
Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at September 30, 2011. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2010, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$4,363	$76	$33	$59	$4,531
Standby bond purchase agreements	55	331	13	—	399
Consolidated Obligations traded, not yet settled	34	—	—	105	139
Total off-balance sheet items	$4,452	$407	$46	$164	$5,069

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk during the first nine months of 2011.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.        Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2011, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of September 30, 2011, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2011, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors.

Information relating to this Item is set forth under the caption “Update on Business Outlook, Risk Factors, and Risk Exposure” in Part I, Item 2, of this filing.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 10th day of November 2011.

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