Form 10-K
period 2011-12-31
Federal Home Loan Bank of Cincinnati
filed 2012-03-16
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
☐ Yes   ☒ No

As of February 29, 2012, the registrant had 33,820,910 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

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

COMPANY INFORMATION

Organizational Structure

The FHLBank is a regional wholesale bank that provides financial products and services to our member financial institutions. We are one of 12 District Banks in the FHLBank System; our region, known as the Fifth District, comprises Kentucky, Ohio and Tennessee. The U.S. Congress chartered the FHLBank System in the Federal Home Loan Bank Act of 1932 (the FHLBank Act) to improve liquidity in the U.S. housing market. Each District Bank is a government-sponsored enterprise (GSE) of the United States of America and operates as a separate entity with its own stockholders, employees, and Board of Directors. A GSE combines private sector ownership with public sector sponsorship. The FHLBanks are not government agencies and are exempt from federal, state, and local taxation (except real property taxes). The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System.

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

We require each member to own capital stock as a condition of membership and to hold additional stock above the membership stock amount when utilizing certain services. We issue, redeem, and repurchase capital stock only at its stated par value of $100 per share. By law, our stock may not be publicly traded.

The combination of public sponsorship and private ownership that drives our business model is reflected in the composition of our 17-member Board of Directors, all of whom our members elect. Ten directors are officers and/or directors of our member institutions, while the remaining directors are independent directors who represent the public interest.

The number of our members has been relatively stable in the last 10 years, ranging between 720 and 760. At the end of 2011, we had 741 members. As of December 31, 2011, we had 193 full-time employees and 3 part-time employees. Our employees are not represented by a collective bargaining unit.

Mission and Corporate Objectives

The FHLBank's mission is to support housing finance by providing financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing and flow of credit for housing and community lending throughout the Fifth District. We provide members with competitive services and a competitive return on their FHLBank capital investment through quarterly dividend payments. We finance our operations mostly by raising private-sector capital from member stockholders and by issuing high-quality debt in the capital markets with other FHLBanks. Our primary services include a reliable, readily available, low-cost source of funds called Advances and purchases of mortgage loans sold by our qualifying members. An important component of our mission related to public sector sponsorship is providing affordable housing programs and activities to support members in their efforts to assist low- and moderate- income people and communities.

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

To accomplish these objectives, we operate with a risk averse philosophy. We strive to maintain a conservative risk profile that will ensure we operate safely and soundly, promote prudent growth in Mission Asset Activity, consistently generate competitive earnings, and protect the par value of members' capital stock investment. We believe our business is financially sound, conservatively managed, and well capitalized on a risk-adjusted basis.

We practice this risk averse philosophy in many ways:

▪	We make conservative investment choices.

▪	We use derivatives only to hedge individual assets and liabilities, not for macro balance sheet hedging.

▪	We believe we operate with moderate market risk, limited credit risk, and virtually no residual liquidity risk, operational risk or capital impairment risk.

▪	We normally operate with less financial leverage than regulatorily permitted.

▪	We have not repurchased excess stock to bolster dividend rates.

▪	We have significantly increased retained earnings in the last ten years.

▪	We create a working and operating environment that emphasizes a stable employee base.

Member stockholders derive value from two sources: the competitive prices, terms, and characteristics of our products, and competitive dividend return on their capital investment. In order to maximize these two sources of membership value, we strike a balance between offering more attractively priced products, which tend to lower dividend payments, and paying attractive dividends. We believe members' investment in our capital stock is comparable to investing in high-grade short-term, or adjustable-rate, money market instruments or in adjustable-rate preferred equity instruments. Therefore, we structure our risk exposure so that earnings tend to move in the same direction as changes in short-term market rates, which furnishes member stockholders a degree of predictability on their dividend returns. One measure of this success in paying competitive dividends is that relatively few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.

The guiding principles of being risk averse and balancing the two sources of membership value are motivated by the FHLBank's cooperative business model, in which stockholders and customers are the same entities, and the constant par value of stockholders' capital investment. Stockholder value and customer value both accrue from attractive products and services and a competitive dividend return on capital stock. The cooperative business model, as well as the FHLBank's straightforward business model and close regulatory oversight, imparts a strong incentive to operate with a conservative risk profile and to emphasize a long-term performance orientation.

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

To help us achieve our mission, we invest in highly-rated debt instruments of financial institutions and the U.S. government and in mortgage-related securities. In practice, these investments normally include shorter-term liquidity instruments and longer-term mortgage-backed securities. Investments furnish liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.

Our primary source of funding and liquidity is through participation in the issuance of the FHLBank System's unsecured debt securities - Consolidated Obligations - in the capital markets. A secondary source of funding is our capital. Obligations are the joint and several obligations of all 12 FHLBanks, backed only by the financial resources of these institutions. A critical component of the success of the System's operations is its ability to maintain a comparative advantage in funding, which is due largely to its GSE status. We regularly issue Obligations under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR)) compared with many other financial institutions. We also execute cost-effective derivative transactions to help hedge market risk exposure. These capabilities enable us to offer members a wide range of Mission Asset Activity and enable members to access the capital markets, through their activities with the FHLBank, in ways that they may be unable to do without our services.

Ratings of Nationally Recognized Statistical Rating Organizations

The System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assign, and historically has assigned, the System's Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2011. This action was taken based on Moody's expectation that the respective long-term ratings are unlikely to fall below the AA level and that the FHLBanks have sufficient asset liquidity for business operations in the event there would be any short-term disruptions in the short-term debt markets.

On August 5, 2011, Standard & Poor's downgraded the long-term sovereign rating of the United States from AAA to AA+ with a negative outlook and affirmed the A-1+ short-term rating. In conjunction with this action, on August 8, Standard & Poor's lowered the ratings (among other government-sponsored enterprises) on the FHLBank System's senior unsecured long-term debt and the counterparty rating on our FHLBank from AAA to AA+ with a negative outlook. The ratings actions on the FHLBank System (as well as other government-sponsored enterprises) reflect the downgrade of the United States because in the application of Standard & Poor's Government Related Entities criteria, FHLBank ratings are constrained by the long-term sovereign rating of the United States.

The agencies' rationales for the System's and our ratings include the FHLBank System's status as a GSE, the joint and several liability for Obligations, excellent overall asset quality, extremely strong capacity to meet our commitments to pay timely principal and interest on debt, strong liquidity, conservative use of derivatives, adequate capitalization relative to our risk profile, a stable capital structure, and the fact that no FHLBank has ever defaulted on repayment of, or delayed return of principal or interest on, any Obligation.

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

Each member is required to supply us with a security interest in eligible collateral with an estimated value in excess of total Advances and Letters of Credit. Collateral is comprised primarily of 1-4 family residential mortgage loans. We believe that the combination of conservative collateral policies and risk-based credit underwriting activities effectively mitigate all credit risk associated with Advances. We have never experienced a credit loss on Advances, nor have we ever determined it necessary to establish a loss reserve. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” and Notes 9 and 11 of the Notes to Financial Statements have more detail on our credit risk management of member borrowings.

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

Advance Programs. Repurchase based (REPO) Advances are short-term, fixed-rate instruments structured similarly to repurchase agreements from investment banks, with one principal difference. Members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as would be required in a repurchase agreement. A majority of REPO Advances outstanding tend to have overnight maturities.

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

Putable and Convertible Advances are fixed- or adjustable-rate Advances that provide us an option to terminate the Advance (for the Putable) or an option to convert it to a LIBOR Advance (for the Convertible), usually after an initial “lockout” period. Most have fixed-rates with long-term original maturities. Selling us these options enables members to secure lower rates on Putable/Convertible Advances compared to Regular Fixed Rate Advances with the same final maturity. Although we stopped offering Convertible Advances at the beginning of 2006, we still have outstanding balances.

Mortgage-Related Advances are fixed-rate, amortizing Advances with final maturities of 5 to 30 years. Some of these Advances, at the choice of the member, provide members with prepayment options without fees.

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

Housing and Community Investment
Our Housing and Community Investment Programs include the Affordable Housing Program and various housing and community economic development-related Advance programs. We fund the Affordable Housing Program with an accrual equal to 10 percent of our previous year's regulatory income, mandated by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA). See Note 15 of the Notes to Financial Statements for a complete description of the Affordable Housing calculation.

The Affordable Housing Program provides funds by partnering with members and housing organizations. The Program consists of a competitive program and a homeownership set-aside program, called the Welcome Home Program. Under the competitive program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in semiannual offerings. Under the Welcome Home Program, funds are normally available beginning in March until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. Up to 35 percent of the Affordable Housing accrual is set aside for the Welcome Home Program and the remainder allocated to the competitive program.

Our Board of Directors also may allocate funds to voluntary housing programs, which it reviews annually. In 2010, the Board allocated $1.0 million for the Carol M. Peterson Housing Fund. The funds are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners.

Two other housing programs that fall outside the auspices of the Affordable Housing Program are the Community Investment Program and the smaller Economic Development Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds plus three basis points. Members use the Community Investment Program to serve housing needs of low- and moderate-income people and, under certain conditions, community economic development projects; they use the Economic Development Program exclusively for economic development projects.

Investments
We hold both liquidity investments, most of which normally have short-term maturities, and longer-term investments. Liquidity investments are comprised of overnight and term Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, debt securities issued by the U.S. government or its agencies and debt securities issued by the International Bank for Reconstruction and Development. We also may place deposits with the Federal Reserve Bank.

We are also permitted by Finance Agency Regulations to purchase the following other investments, most of which have longer-term original maturities:

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

The investments portfolio helps achieve our corporate objectives in the following ways:

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

We strive to ensure our investment purchases have a moderate degree of market risk and limited credit risk, which tends to lower the returns we can expect to earn on these securities. We believe that a philosophy of purchasing investments with a high degree of market or credit risk would be inconsistent with our GSE status, Finance Agency Regulations and our internal policies. Our internal policies specify general guidelines for, and relatively tight constraints on, the types, amounts, and risk profile of investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We are permitted to invest only in the instruments of counterparties with high credit ratings, and because of our investment policies and practices, we believe all of our investments have high credit quality. We have never had a credit loss or credit-related write down of any investment security. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” has more detail on our credit risk management of investments.

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

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2012, the Finance Agency established that limit at $417,000, the same as 2006-2011, with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. Our policies prohibit us from purchasing conforming mortgages subject to these higher amounts.

Loan Purchase Process
A Master Commitment Contract is negotiated with each PFI, in which the PFI agrees to make a best efforts attempt to sell us a specific dollar amount of loans generally over a period of up to 12 months. We purchase loans pursuant to a Mandatory Delivery Contract, which is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices. Shortly before delivering the loans that will fill in the Mandatory Delivery Contract, the PFI must submit loan level detail including underwriting information. We apply procedures through the automated Loan Acquisition System designed to screen out loans that do not comply with our policies. Our underwriting guidelines generally mirror those of Fannie Mae and Freddie Mac for conforming conventional loans, although our guidelines and pool composition requirements are more conservative in a number of ways in order to further limit credit risk exposure. PFIs are required to make certain representations and warranties against our underwriting guidelines on the loans they sell to us. If loans are sold in breach of those representations and warranties, we have the contractual right to require the PFI to repurchase those loans.

Allocation of Activities and Risks Between Members and the FHLBank
A unique feature of the Mortgage Purchase Program is that it separates the various activities and risks associated with residential mortgage lending for conventional loans. We manage the funding of the loans, interest rate risk (including prepayment risk), and liquidity risk. PFIs manage marketing, originating and, in most cases, servicing. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). Because PFIs manage and bear most of the credit risk, they do not pay us a guarantee fee to transfer credit risk. The conventional Program has a feature, the Lender Risk Account, that helps us manage residual credit risk. The Lender Risk Account is a purchase-price holdback that PFIs may receive back from us, starting five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. Actual loan losses are deducted against the amount we return to the PFI. The Lender Risk Account provides PFIs with a strong incentive to sell us high quality performing mortgage loans. We believe we bear no credit risk on purchased FHA loans due to the explicit FHA guarantee.

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

Beginning in February 2011, we made changes in our credit enhancement structure that we believe further mitigate our credit risk exposure. We discontinued use of Supplemental Mortgage Insurance for new loan purchases and replaced it with expanded use of the Lender Risk Account and aggregation of loan purchases into larger pools to provide diversification in credit risk exposure. These changes were motivated by the deterioration in the housing and mortgage markets in 2007-2010. One result of this deterioration has been that the providers of supplemental mortgage insurance used in the Mortgage Purchase Program now have ratings below the double-A rating required by a Finance Agency Regulation. In addition, the insurers continually increased the cost of purchasing supplemental mortgage insurance, which threatened our ability to competitively price mortgages in the Program. These credit enhancement changes maintain compliance with the Program's legal, accounting, and other regulatory requirements, preserve the Program's favorable credit risk profile, and enable the Program to continue as a beneficial business activity for our members.

The totality of the credit enhancements, which we determine through use of a third-party default model, have historically protected, and continue to protect, us against credit risk exposure on each conventional loan down to approximately a 50 percent “loan-to-value” level at the time of origination, subject, in certain cases, to an aggregate stop-loss feature in the Supplemental Mortgage Insurance policy. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” has more detail on our credit risk management of the Mortgage Purchase Program.

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

CONSOLIDATED OBLIGATIONS

Our primary source of funding is through participation in the sale of Consolidated Obligations. There are two types of Obligations: Consolidated Bonds (Bonds) and Consolidated Discount Notes (Discount Notes). We participate in the issuance of Bonds for three purposes:

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

Finance Agency Regulations govern the issuance of Consolidated Obligations. The Office of Finance services Obligations, prepares the FHLBank System's quarterly and annual combined financial statements, serves as a source of information for the FHLBanks on capital market developments, and administers the Resolution Funding Corporation (REFCORP). REFCORP was established by Congress to provide funding for the resolution and disposition of insolvent savings institutions. The FHLBank's obligations to REFCORP were fulfilled in 2011.

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

Because Obligations have favorable credit ratings and because the FHLBank System is one of the largest sellers of debt in the worldwide capital markets, the System historically has been able to satisfy its liquidity needs through flexible debt issuance across a wide range of structures at relatively favorable spreads to benchmark market interest rates. This was the case even during the severe financial crisis of late 2008 and early 2009.

Besides proceeds from debt issuances, we also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. Our sources of asset liquidity include cash, maturing Advances, maturing investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Uses of liquidity include repayments of Obligations, issuances of new Advances, purchases of loans under the Mortgage Purchase Program, purchases of investments, and payments of interest.

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

Membership Stock, Activity Stock, Excess Stock, and Cooperative Capital
Our Capital Plan ties the amount of each member's required capital stock to both the amount of the member's assets (membership stock) and the amount and type of its Mission Asset Activity with us (activity stock). Membership stock is required to become a member and maintain membership. The amount required currently ranges from 0.15 percent to 0.03 percent of each member's total assets, with a minimum of $1 thousand and a maximum of $25 million for each member, which was reduced in 2011 from the previous limit of $50 million.

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

If an individual member's excess stock reaches zero, the Capital Plan normally permits us, within certain limits, to capitalize additional Mission Asset Activity of that member with excess stock owned by other members at the maximum percentage rate. This feature, called “cooperative capital,” enables us to more effectively utilize our capital stock. A member's use of cooperative capital reduces the ratio of its activity stock to its Mission Asset Activity for each type of Mission Asset Activity. When this ratio reaches the minimum activity stock percentage for all types of Mission Asset Activity, the member must capitalize additional Mission Asset Activity of a given type by purchasing capital stock at that asset type's minimum percentage rate. When the member's use of cooperative excess reaches $100 million or the FHLBank's excess stock is fully utilized, the member must capitalize additional Mission Asset Activity by purchasing capital stock at the maximum percentage rate.

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

Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. The upper end of the minimum retained earnings requirement is currently $350 million, based on mitigating all of our combined risks under stress scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. At the end of 2011, our retained earnings totaled $444 million. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide the opportunity for dividend stability.

The 12 Federal Home Loan Banks entered into a Joint Capital Enhancement Agreement (the “Capital Agreement”) in February 2011. The Capital Agreement provides that upon satisfaction of the FHLBanks' obligations to make payments related to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a restricted retained earnings account (the “Account”) up to a maximum level described below. The 20 percent reserve allocation to the Account is similar to what has been required under REFCORP. In August 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. Starting in the third quarter of 2011, we began to allocate 20 percent of our net income to the Account, which is not available to be distributed as dividends except under certain limited circumstances. The Capital Agreement does not limit the ability to use our retained earnings outside of the Account to pay dividends.

Each FHLBank is required to build its Account to an amount equal to one percent of the most recent-quarter's average carrying value (excluding certain fair value adjustments) of its share of Consolidated Obligations. Based on historical earnings levels, we expect that it will take many years to achieve the one percent requirement.

Although we have always maintained compliance with our capital requirements, the Capital Agreement will enhance risk mitigation by building a larger capital buffer over time to absorb unexpected losses, if any, that we may experience. Therefore, the Capital Agreement will result in additional protection against impairment risk to stockholders' capital investment. We believe the Capital Agreement will also provide even greater certainty to investors about our ability to pay principal and interest on Consolidated Obligations, augment the stability of members' returns on their capital investment, and strengthen the long-term viability of the Affordable Housing Program, which will receive increased contributions as a result of this change.

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

Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing earnings volatility, including volatility from the use of derivatives. Accordingly, our strategy is to execute derivatives that we expect to be highly effective hedges of market risk exposure. Therefore, the volatility in the market value of equity and earnings from our use of derivatives has historically tended to be moderate. In this context, we have not executed derivatives, nor do we currently plan to do so, to hedge market risk exposure outside of specifically identified assets or liabilities. We believe that the economic benefits of using derivatives to hedge at the level of the entire balance sheet instead of individual instruments would generally be less than the increased hedging costs and risks, which include potentially higher earnings volatility.

RISK MANAGEMENT

Our FHLBank faces various risks that could affect the ability to achieve our mission and corporate objectives. We categorize risks into 1) business/strategic risk, 2) regulatory/legislative risk), 3) market risk (also referred to as interest rate or prepayment risk), 4) capital adequacy, 5) credit risk, 6) funding/liquidity risk, 7) accounting risk, and 8) operational risk (including fraud risk). Our Board of Directors establishes corporate objectives regarding risk philosophy, risk tolerances, and financial performance expectations. We have numerous Board-adopted policies and processes that address risk management. These policies establish risk tolerances, limits, and guidelines, must comply with all Finance Agency Regulations, and are designed to achieve continual safe and sound operations. The Board delegates day-to-day responsibility for managing and controlling most of these risks to senior management. Our cooperative business model, corporate objectives, and strong regulatory oversight provide us clear incentives to minimize risk exposures to the extent possible. Risk management practices are infused throughout all of our business activities.

Our policies and operating practices are designed to limit risk exposures from ongoing operations in the following broad ways:

▪	by anticipating potential business risks and appropriate responses;

▪	by defining permissible lines of business;

▪	by limiting the kinds of assets we are permitted to hold in terms of their credit risk exposure and the kinds of hedging and financing arrangements we are permitted to use;

▪	by limiting the amount of market risk and capital risk to which we are permitted to be exposed;

▪	by specifying very conservative tolerances for credit risk posed by Advances;

▪	by specifying capital adequacy minimums; and

▪	by requiring strict adherence to internal controls and operating procedures, adequate insurance coverage, and comprehensive Human Resources policies, procedures, and strategies.

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

An important source of competition for Advances exists from the various ongoing fiscal and monetary stimuli initiated by the federal government to combat the continued difficulties in the housing market and broader economy. These government actions, and their effects on our business, are discussed in Item 1A's “Risk Factors” and in Item 7's “Executive Overview" and "Conditions in the Economy and Financial Markets."

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

TAX STATUS

We are exempt from all federal, state, and local taxation other than real property taxes. However, any cash dividends we issue are taxable to members and do not benefit from the corporate dividends received exclusion. Notes 1, 15, and 16 of the Notes to Financial Statements have additional details regarding the assessments for the Affordable Housing Program and REFCORP.

Item 1A.    Risk Factors.

The following are the most important risks we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition, and, at the extreme, the viability of our business franchise. The effects could include reductions in Mission Asset Activity, lower earnings and dividends, and, in extreme situations, impairment of our capital or an inability to participate in issuances of Consolidated Obligations. The risks identified below are not the only risks we face. Additional risks not presently known or which we currently deem immaterial may also impact our business, and the risks identified may adversely affect our business in ways not anticipated.

An economic downturn could further reduce Mission Asset Activity and profitability.

Member demand for Mission Asset Activity depends in part on the general health of the economy and business conditions. Because our business tends to be cyclical, a recessionary economy, or an economy characterized by stagflation in which growth is weak but inflation high, normally lowers the amount of Mission Asset Activity, can decrease profitability and can cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to here as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or changes in the legislative and regulatory environment relative to the FHLBank System. All of these factors existed in the last three years, which negatively impacted balances of Mission Asset Activity. Although our profitability relative to short-term interest rates continued to be favorable and there was no unfavorable impact on our capitalization, another recession or continued weak recovery from the recession of 2007-2009 could further decrease Mission Asset balances and ultimately erode profitability. As discussed in another risk factor, an extremely severe economic downturn, especially if combined with significant disruptions in housing conditions or other external events, could result in additional and substantial credit losses in the Mortgage Purchase Program and, at the extreme, credit losses on other assets.

The recently elevated competitive environment could further decrease Mission Asset Activity, earnings and, capitalization.

We operate in a highly competitive environment for our Mission Asset Activity and debt issuance. Increased competition can decrease the amount of Mission Asset Activity outstanding and narrow net spreads on that activity, both of which can reduce profitability and cause stockholders to request withdrawal of capital. Historically, our chief competition has been from other wholesale lenders and debt issuers, including other GSEs. Since late 2008, a substantial source of competition has come from the federal government's actions to stimulate the economy, especially the actions of the Federal Reserve System in its policies of low interest rates and quantitative easing. Among other effects, these actions have significantly expanded liquidity available to members, which lowered our Advance demand. We cannot predict how long these negative effects will continue or how much more severe the effects could be. However, we expect overall Advance demand will remain weak until the government reduces these initiatives, in particular the liquidity stimulus, by tightening monetary policy and winding down its purchases of mortgage-backed securities.

Potential GSE reform considered by the U.S. government could unfavorably affect our business model, financial condition, and results of operations.

The FHLBank System's regulator, the Finance Agency, also regulates Fannie Mae and Freddie Mac. The federal government placed Fannie Mae and Freddie Mac into conservatorship in September 2008, which is continuing. While there is agreement that a permanent financial and political solution for Fannie Mae and Freddie Mac must be implemented, no consensus has evolved around any of the various options proposed to date, and no legislation has been proposed. Because all the GSEs share a common regulator and general housing mission, the FHLBanks could be subject to legislation related to the ultimate disposition of Fannie Mae and Freddie Mac. There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and our distinctive cooperative business model. However, future legislation could inadequately account for these differences and, which could imperil the ability of the FHLBanks to continue operating effectively within their current business model or could change the System's business model.

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a report to Congress on Reforming America's Housing Finance Market. The report primarily focused on Fannie Mae and Freddie Mac by providing options for the long-term structure of housing finance. The report noted that the Obama Administration would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market is substantially reduced. Specifically, with respect to the FHLBanks, the report stated that the Obama Administration supports limiting the level of Advances and reducing portfolio investments. If housing GSE reform legislation is enacted incorporating these requirements, the FHLBanks could be significantly limited in their ability to make Advances to their members and could be subject to additional limitations on their investment authority. The report also supports consideration of additional means of providing funding to housing lenders, including potentially the development of a covered bond market, which could significantly compete with Advances.

We believe the legislative uncertainty surrounding GSE reform has negatively impacted Mission Asset Activity and decreased the maximum amount of capital investment several members our willing to make in the FHLBank System. At this time, we are unable to predict what effects GSE reform will ultimately have on the FHLBank System's business model or our financial condition and results of operations, or whether the effects will be positive or negative.

We face a heightened regulatory and legislative environment, which could continue to unfavorably affect our business model, financial condition, and results of operations.

In part because of the financial crisis of 2008-2009 and the financial challenges at Fannie Mae, Freddie Mac, and some FHLBanks (discussed below), the FHLBanks have faced heightened regulatory scrutiny in the last several years, including via numerous regulations promulgated and many more in the process of being promulgated. Some of these regulations have been and are being promulgated in response to our regulator fulfilling its obligations under the “Housing and Economic Recovery Act of 2008” (HERA). Others are related to Basel III and regulations of the Federal Deposit Insurance Corporation. This regulatory environment has raised our operating costs and imparted additional uncertainty regarding the business model under which the FHLBanks may operate in the future. We are unable at this time to predict what ultimate effects the heightened regulatory environment will have on the FHLBank System's business model or on our financial condition and results of operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FHLBanks are subject to additional statutory and regulatory requirements for derivatives transactions and reporting. These requirements could raise expenses of transacting derivatives, negatively impact the liquidity and pricing of certain derivative transactions, harm our ability to use derivatives as effective risk mitigation tools, and reduce our ability to act as an intermediary between members and the capital markets. Together with other FHLBanks, we are participating in the development of the regulations under the Dodd-Frank Act and in the process of implementing new systems and processes to comply with the law. Until the various regulatory agencies complete the process of adopting regulations related to the Dodd-Frank Act, we cannot predict how the FHLBanks in general and our FHLBank in particular may be directly or indirectly affected by the law.

If the FHLBanks are identified as being systemically important financial institutions by the Financial Stability Oversight Council, we would be subject to supervision by the Federal Reserve Board and to heightened prudential standards, which could include, among other things, new risk-based capital, liquidity, and risk management requirements. These standards could affect our business model, financial condition, and results of operations.

Impaired access to the capital markets for debt issuance could deteriorate our liquidity, decrease the amount of Mission Asset Activity, lower earnings by raising debt costs and, at the extreme, prevent the System from meeting its financial obligations.

Our principal long-term source of funding, liquidity, and market risk management is through access to the capital markets for participation in the issuances of debt securities, and for execution of derivative transactions, both at attractive prices and yields. Access to the capital markets on favorable terms is the fundamental source of the FHLBank System's business franchise. The System's strong debt ratings, the implicit U.S. government backing of our debt, and our effective funding management are instrumental in ensuring satisfactory access to the capital markets. Our ability to access the capital markets could be affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters) and by our joint and several liability along with other FHLBanks for Consolidated Obligations, which exposes us to events at other FHLBanks. If our access were to be impaired for any extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations, could be threatened.

Although in 2011 we were able to access the capital markets for debt issuances on acceptable terms (even when the System's debt was downgraded by Standard & Poor's) and we believe the chance of a liquidity or funding crisis in the FHLBank System is currently very remote, we can provide no assurance that this will remain true.

We are exposed to credit risk that, if realized, could materially affect our ability to pay members a competitive dividend.

We believe we have a minimal overall amount of residual credit risk exposure related to Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of credit risk exposure related to the Mortgage Purchase Program. However, we can make no assurances that credit losses will not materially affect our financial condition or results of operations. An extremely severe and prolonged economic downturn, especially if combined with continued significant disruptions in housing conditions, could result in credit losses on our assets that could impair our financial condition or results of operations.

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

We recorded a provision for credit losses in the Mortgage Purchase Program for the first time in 2010 primarily because of the increase in defaults on loans in the Program, as a result of the sharp declines in home prices and difficult economic conditions of the last four years. The increase in defaults has resulted in the exhaustion of, or estimated exhaustion of, credit enhancements on some loans in certain mortgage pools. Adverse economic scenarios involving further significant reductions in home prices and sustained elevated levels of unemployment could substantially increase our credit losses in the portfolio.

Some of our liquidity investments are unsecured, as are all of the uncollateralized portions of interest rate swaps. Although we make unsecured liquidity investments in and transact derivatives with highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, failure of an investment or derivative counterparty with which we have a large unsecured position could have a material adverse effect on our financial conditions and results of operations.

Changes in interest rates and mortgage prepayment speeds could significantly reduce our ability to pay members a competitive dividend from current earnings.

Sharp increases in interest rates, especially short-term rates, or sharp decreases in long-term interest rates could threaten the competitiveness of dividend rates relative to member stockholders' alternative investment choices. A major way that interest rate movements can lower profitability is via changes in mortgage prepayment speeds that we have not fully hedged with Consolidated Obligations, including the effects of amortizing purchase premiums of mortgage assets. Exposure to unhedged changes in mortgage prepayment speeds is one of our largest ongoing risks. In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and could request withdrawal of capital.

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

A few members provide the majority of our Mission Asset Activity and capital. These members could decrease their Mission Asset Activity and the amount of their FHLBank capital stock as a result of merger and acquisition activity or their reduced demand for Mission Assets. At December 31, 2011, one current member, U.S. Bank, N.A., held over 10 percent of the FHLBank's Advances and one current member PFI, Union Savings Bank, had accounted for over 10 percent of the outstanding Mortgage Purchase Program principal balance. Our business model is structured to be able to absorb sharp changes in our Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively low operating expenses. However, a significant reduction in Mission Asset Activity from large members (resulting from either membership withdrawals or reduced demand for our products) could sufficiently affect profitability to threaten our ability to pay competitive dividends.

Financial difficulties at other FHLBanks could require us to provide financial assistance to another FHLBank, which could adversely affect our results of operations or our financial condition.

Each FHLBank has a joint and several liability for principal and interest payments on Consolidated Obligations, which are backed only by the financial resources of the FHLBanks. Although, no FHLBank has ever defaulted on its principal or interest share of an Obligation, there can be no assurance that this will continue to be the case. In the last four years, several FHLBanks experienced issues with capital adequacy and profitability, although the concerns appeared to lessen in 2011. Financial performance issues could require our FHLBank to provide financial assistance to one or more other FHLBanks, for example, by making a payment on an Obligation on behalf of another FHLBank. Such assistance could adversely affect our financial condition, earnings, ability to pay dividends, or redeem or repurchase capital stock.

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

The Basel Committee on Banking Supervision (the Basel Committee) has developed a new capital regime for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital, with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime and other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the regime's more stringent capital and liquidity requirements, thereby tending to decrease Advance demand. The proposed liquidity requirements may adversely impact Advance demand and investor demand for Consolidated Obligations because it limits the ability of members to fully include Advances and Consolidated Obligations in required liquidity calculations. The latter could raise our debt costs and, in turn, raise the Advance rates we are able to offer members, thereby harming the ability to fulfill our business model.

Changes in relevant accounting standards could materially increase earnings volatility and consequently reduce the quality of members' capital investment, the amount of Mission Asset Activity and the amount of capital.

To date, we believe there have been no material effects on our Mission Asset Activity, capitalization, or earnings because of our application of accounting standards, especially those related to accounting for derivatives and hedging activities and accounting for premiums and discounts. Although unlikely to occur, changes in certain accounting standards could increase earnings volatility, causing less demand for Mission Asset Activity and stockholders to request withdrawal of capital. Under current accounting rules, earnings volatility could also increase if we began to execute more derivatives involving economic or macro hedges or if we significantly increased the amount of mortgage assets with premiums or discounts.

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

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law our stock is not publicly traded, only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2011, we had 741 stockholders and 31 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2011 and 2010 as outlined in the table below.

(Dollars in millions)
	2011				2010
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$35	4.50	Cash	First	$38	4.50	Cash
Second	34	4.50	Cash	Second	34	4.50	Cash
Third	31	4.00	Cash	Third	35	4.50	Cash
Fourth	32	4.00	Cash	Fourth	31	4.00	Cash
Total	$132	4.25		Total	$138	4.38

Generally, our Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our dividend declaration policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter.

A Finance Agency Capital Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned that is in excess of all membership and Mission Asset Activity requirements (as defined in our Capital Plan). In accordance with this Rule, we paid cash dividends in each quarter of 2011 and 2010. Our Board, and we believe our members, continue to have a stated preference for dividends in the form of stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

From time to time we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We did not provide such credit support during 2011. We provided $21 million and $203 million of such credit support during 2010 and 2009, respectively. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.    Selected Financial Data.

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the five years ended December 31, 2011.

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009	2008	2007
STATEMENT OF CONDITION DATA:
Total assets	$60,397	$71,631	$71,387	$98,206	$87,335
Advances	28,424	30,181	35,818	53,916	53,310
Mortgage loans held for portfolio	7,871	7,782	9,366	8,632	8,928
Allowance for credit losses on mortgage loans	21	12	—	—	—
Investments (1)	21,941	33,314	24,193	35,325	24,678
Consolidated Obligations, net:
Discount Notes	26,136	35,003	23,187	49,336	35,437
Bonds	28,855	30,697	41,222	42,393	46,179
Total Consolidated Obligations, net	54,991	65,700	64,409	91,729	81,616
Mandatorily redeemable capital stock	275	357	676	111	118
Capital:
Capital stock - putable	3,126	3,092	3,063	3,962	3,473
Retained earnings	444	438	412	326	286
Accumulated other comprehensive loss	(11)	(7)	(8)	(6)	(4)
Total capital	3,559	3,523	3,467	4,282	3,755

STATEMENT OF INCOME DATA:
Net interest income	$249	$275	$387	$364	$421
Provision for credit losses	12	13	—	—	—
Other (loss) income	(5)	20	38	9	(6)
Other expenses	57	56	59	51	48
Assessments	37	62	98	86	98
Net income	$138	$164	$268	$236	$269

Dividend payout ratio (2)	95%	84%	68%	83%	88%

Weighted average dividend rate (3)	4.25%	4.38%	4.63%	5.31%	6.59%
Return on average equity	3.89	4.67	6.38	5.73	6.87
Return on average assets	0.21	0.24	0.32	0.25	0.32
Net interest margin (4)	0.37	0.40	0.46	0.39	0.50
Average equity to average assets	5.29	5.08	4.96	4.37	4.63
Regulatory capital ratio (5)	6.37	5.43	5.81	4.48	4.44
Operating expense to average assets	0.068	0.070	0.057	0.041	0.046

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2011	2010	2011	2010

Total Assets	$60,397	$71,631	$67,288	$69,367
Mission Asset Activity:
Advances (principal)	27,839	29,512	28,635	31,382
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	7,752	7,701	7,610	8,616
Mandatory Delivery Contracts (notional)	431	92	268	105
Total Mortgage Purchase Program	8,183	7,793	7,878	8,721
Letters of Credit (notional)	4,838	6,799	5,219	5,174
Total Mission Asset Activity	$40,860	$44,104	$41,732	$45,277

The year 2011 brought a continuation of the trends in our financial condition experienced since Mission Asset Activity peaked in the fourth quarter of 2008. Our business is cyclical and Mission Asset Activity normally stabilizes or declines in difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply.

A weak economy brought slow growth in new consumer, mortgage and commercial loans, which resulted in members' on-going subdued demand for Advances throughout 2011. In addition, significant government funding and liquidity programs continued to be available to members. We would expect to see increased Advance demand when one or more of the following occur: the economy improves; the Federal Reserve System's monetary policy tightens; or the government's liquidity programs wind down.

Total assets at December 31, 2011 were $60.4 billion, 16 percent lower than at year-end 2010, with the reduction led by declines in investment balances. However, average asset balances in 2011 were only $2.1 billion lower than 2010's average. The decline in average asset balances resulted from decreases in members' Advance demand and loan balances in the Mortgage Purchase Program. These were partially offset by higher average investment balances.

The ending balance of Mission Asset Activity (comprising Advances, Letters of Credit, and the Mortgage Purchase Program) was $40.9 billion at December 31, 2011 compared to $44.1 billion at year-end 2010. The principal balance of Advances fell six percent in 2011 to end the year at $27.8 billion. Advance principal balances averaged $28.6 billion in 2011, a decrease of nine percent from 2010's average. Although there was daily, monthly, and quarterly volatility in Advance balances in 2011, the trend during the year pointed to a stabilization of Advance demand compared to 2009 and 2010.

The principal balance of mortgage loans held for portfolio (the Mortgage Purchase Program) was $7.8 billion at December 31, 2011, an increase of $0.1 billion (one percent) from year-end 2010. During 2011, the FHLBank purchased $2.0 billion of mortgage loans, while principal paydowns totaled $1.9 billion. In addition, at the end of 2011, there were $431 million of mandatory delivery contracts outstanding.

Despite the recent years' difficulties in the economy and housing market and lower overall Mission Asset Activity, we continued to fulfill our mission of providing reliable and favorably priced wholesale funding to our members. As of December 31, 2011, members funded on average 3.6 percent of their assets with Advances, the penetration rate was relatively stable with almost 75 percent of members holding Mission Asset Activity, and the number of active sellers and participants in the Mortgage Purchase Program remained at elevated levels compared to years prior to 2010.

Other Assets
The balance of investments at December 31, 2011 was $21.9 billion, a decrease of $11.4 billion (34 percent), from year-end 2010. The reduction resulted primarily from our decision to decrease short-term investment holdings in the last four months of the year due to narrower spreads available and fewer eligible counterparties available for these types of investments. The year-end balance also reflected $2.0 billion in funds held in deposits at the Federal Reserve due to the extremely low yields available on short-term investments. Average investment balances in 2011 were $30.0 billion, an increase of six percent from 2010's average. Total investments at December 31, 2011 included $11.2 billion of mortgage-backed securities and $10.7 billion of other instruments, which are mostly short-term liquidity investments held to support members' funding needs, provide liquidity against the potential inability to access capital markets for debt issuances, and augment earnings. All but one of our mortgage-backed securities held at year end were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Capital
Capital adequacy continued to be strong in 2011, exceeding all minimum regulatory capital requirements. The amounts of GAAP and regulatory capital changed only one percent between year-end 2010 and year-end 2011. The GAAP capital-to-assets ratio at December 31, 2011 was 5.89 percent, while the regulatory capital-to-assets ratio was 6.37 percent. Both ratios were well above the regulatory required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

Retained earnings were $444 million at December 31, 2011, of which $12 million were restricted retained earnings. Total retained earnings increased $6 million from year-end 2010. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity for dividend stability.

Housing and Community Investment
Based on our earnings, we added $17 million in 2011 for future use in the Affordable Housing Program. These monies will be awarded to members in 2012, continuing the trend of adding to the available funds each quarter since the inception of the program in 1990, during which time we have awarded $444 million for nearly 59,000 housing units. In addition to the Affordable Housing Program, the FHLBank continues its voluntary housing program with a commitment of $1 million to help pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners.

Results of Operations

The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2011	2010	2009

Net income	$138	$164	$268
Affordable Housing Program accrual	17	20	31
Return on average equity (ROE)	3.89%	4.67%	6.38%
Return on average assets	0.21	0.24	0.32
Weighted average dividend rate	4.25	4.38	4.63
Average 3-month LIBOR	0.34	0.34	0.69
Average overnight Federal funds effective rate	0.10	0.18	0.16
ROE spread to 3-month LIBOR	3.55	4.33	5.69
Dividend rate spread to 3-month LIBOR	3.91	4.04	3.94
ROE spread to Federal funds effective rate	3.79	4.49	6.22
Dividend rate spread to Federal funds effective rate	4.15	4.20	4.47

The ROE spreads to 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the competitiveness of return on their capital investment. In 2011, these ROE spreads were substantially below those in 2010 and 2009, yet continued to represent competitive returns to stockholders. We paid stockholders a 4.50 percent annualized cash dividend in the first two quarters and a 4.00 percent annualized cash dividend in the third and fourth quarters.

The primary factor contributing to the decline in profitability in 2011 compared to 2010 was the relatively weak economy, which led to ongoing reductions in long-term interest rates and reductions in balances of Mission Asset Activity. The primary negative factors on net income are listed below in estimated order of impact:

▪	Net amortization expense related to purchased premiums on mortgage assets increased significantly ($41 million in 2011), as lower mortgage rates accelerated actual and projected prepayment speeds.

▪
Lower yields on total interest-earning assets, a portion of which are funded with interest-free capital reduced interest income by $17 million in 2011. The lower yield resulted mostly from the continued repricing of new mortgage assets in the historically low interest rate environment.

▪	The average balance on loans in the Mortgage Purchase Program and mortgage-backed securities decreased $1.3 billion. These assets normally earn wider spreads than most of our other assets.

▪	Spreads earned on new mortgage assets narrowed compared to spreads earned on mortgage assets that were paid down.

▪	Net gains on derivatives, which are primarily unrealized market value changes, decreased $10 million in 2011, also due mostly to the lower interest rate environment.

Positive factors partially offset the negative factors as discussed below in estimated order of impact:

▪	We retired a significant amount of relatively high-cost Consolidated Obligation Bonds before their final maturities and replaced them with new Obligations at substantially lower interest costs.

▪
Net amortization expense of premium/discounts and concession costs on Consolidated Bonds decreased $18 million, primarily because we retired fewer Consolidated Bonds prior to their maturities in 2011 than in 2010.

▪
The FHLBank System's REFCORP obligation was satisfied at the end of the second quarter 2011. REFCORP, which had been recorded as a reduction to net income, has been replaced with a 20 percent allocation of net income to restricted retained earnings. This change increased earnings by $11 million.

▪
The average spread between LIBOR-indexed assets (mostly Advances) and short-term Discount Note debt widened. We use Discount Notes to fund a substantial amount of LIBOR-indexed assets. This spread widened especially in the fourth quarter of 2011 related to the financial turmoil in Europe.

▪	The net gains on held-to-maturity securities, which occurred from the sales of certain mortgage-backed securities, increased $8 million.

Business Outlook

This section summarizes the business outlook and what we believe are our current major risk exposures. Item 1A's “Risk Factors” has a detailed discussion of risk factors that could affect our corporate objectives, financial condition, and results of operations. "Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. Many of the issues related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the ongoing effects of the weak economic recovery after the 2008-2009 recession and financial crisis and to the federal government's actions to stimulate economic growth.

Strategic/Business Risk
Advances. We cannot predict the future trend of Mission Asset Activity because it depends on, among other things, the state of the economy, conditions in the housing markets, the government's liquidity programs, the willingness and ability of financial institutions to expand lending, and regulatory initiatives that could affect demand for our Mission Asset Activity. When improvements occur in economic conditions, including expansion of members' loan demand from a stronger recovery, tightening in the Federal Reserve System's monetary policy, and/or the winding down of the government's liquidity programs, we would expect Advance demand to grow. Additionally, there is also a substantial amount ($4.8 billion) of Advances held by nonmembers that will pay down over the next several years.

We are concerned about several regulatory initiatives that could affect Advance demand. One ruling already implemented increased FDIC assessments for large financial institutions that utilize Advances, effectively raising the cost of borrowing from an FHLBank. Potential regulatory changes that could affect our business include: limitations on Advance lending to large financial institutions; prohibition under Basel III for institutions to incorporate unused FHLBank System borrowing capacity as sources of liquidity; development of a covered bond market; and members' implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Mortgage Purchase Program. Our strategy for the Mortgage Purchase Program is for moderate growth, with a prudent limit on the Program's size relative to capital to help ensure that our exposure to market and credit risk remains consistent with our conservative risk management principles. We will continue to emphasize the business model of recruiting community financial institution members to the Program and increasing the number of regular sellers. We could continue to experience moderate growth in the intermediate term based on the low level of mortgage rates that promote mortgage refinancing activity, several new mid-sized sellers joining the Program, and continued activity with our two largest sellers. However, the Program's balances continue to be pressured by the stresses in the housing markets. Higher mortgage rates would likely also slow growth.

The primary regulation currently affecting growth of balances in the Mortgage Purchase Program is that if our purchases in a calendar year exceed $2.5 billion, we are required to enact affordable housing goals for the Program. We believe these would be operationally costly to administer and could harm the Program's credit risk exposure.

Regulatory and Legislative Risk
The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, Mission Asset Activity and capitalization. These risks are discussed above and in Item 1A's “Risk Factors.”

Market Risk and Profitability
Market risk exposure was moderate during 2011, well within policy limits, and consistent with the normal historical range.
Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates would change by extremely large amounts in a short period of time. Decreases in long-term interest rates, even up to 2.00 percentage points (which would put fixed-rate mortgages at two percent or less), would still result in ROE being above market interest rates. However, sharp reductions in long-term rates could result in an immediate large accelerated recognition of amortization of mortgage asset premiums, which could negatively impact our results of operations.

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

Capital Adequacy
The 12 Federal Home Loan Banks entered into a Joint Capital Enhancement Agreement (the “Capital Agreement”) in February 2011. The Capital Agreement bolsters each FHLBank's capital adequacy by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings account at that FHLBank which is not available to be distributed as dividends. In August 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation. In accordance with the Capital Agreement, starting in the third quarter of 2011, we began to allocate 20 percent of net income to a separate restricted retained earnings account, which totaled $12 million at year-end.

We have always maintained compliance with our capital requirements, and we believe that the current amount of total retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity for dividend stability. The Capital Agreement will enhance risk mitigation by building a larger capital buffer over time to absorb unexpected losses, if any, that we may experience. Therefore, the Capital Agreement is expected to result in additional protection against impairment risk to stockholders' capital investment. We believe the Capital Agreement will also provide even greater certainty to investors about the FHLBank's ability to pay principal and interest on Consolidated Obligations, augment the stability of members' returns on their capital investment, and strengthen the long-term viability of the Affordable Housing Program, which will receive increased contributions as a result of this change.

Credit Risk
We continued in 2011 to experience limited overall credit risk exposure from offering Advances, making investments, and executing derivative transactions. Consistent with previous years, the FHLBank required no loss reserve for Advances and considered no investments to be other-than-temporarily impaired at any point in 2011. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks.

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

The Mortgage Purchase Program is comprised of conforming fixed-rate conventional loans and loans fully insured by the Federal Housing Administration. Credit enhancements on the Program's conventional loans have historically protected the FHLBank against credit losses down to approximately a 50 percent loan-to-value level (based on value at origination). Actual Program delinquencies on conventional loans are well below national averages on similar loans. However, beginning in 2010, credit risk exposure in the Mortgage Purchase Program increased, reflecting the sharp decline in home prices in many areas of the country since 2006 and the resulting increase in loan defaults. The cumulative combination of these factors resulted in losses exceeding the credit enhancements in place on certain pools. At the end of 2011, the allowance for credit losses in the Program was $21 million. We believe the portfolio's credit risk will remain moderate and manageable. However, in an adverse scenario of further large reductions in home prices, sustained elevated levels of unemployment, or failure of one or more mortgage insurance providers, credit losses experienced in the portfolio net of credit enhancements could increase significantly.

We believe we face limited credit risk exposure in our investments. Based on our analysis, we did not consider any investments to be other-than-temporarily impaired in 2011, as in prior years. At the end of 2011 all except one mortgage-backed security were issued and guaranteed by Fannie Mae or Freddie Mac, which we believe have the backing of the U.S. government, or by the National Credit Union Administration, which issues guaranteed securities.

Liquidity investments are either unsecured, guaranteed by the U.S. government, or secured (i.e., collateralized). Although a majority of liquidity investments are unsecured, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. We believe our exposure within investment activity to European sovereign debt is limited.

Finally, we collateralize most of the credit risk exposure resulting from interest rate swap transactions; only the uncollateralized portion, which is normally relatively small, of our derivative asset position represents unsecured exposure.

Funding and Liquidity Risk
Our liquidity position remained ample and strong during 2011, as did our overall ability to fund operations through Consolidated Obligation issuances at acceptable terms, availability, and interest costs. While there can be no assurances, the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends is considered to be remote. Although the government continues to face serious fiscal challenges and Standard & Poor's downgraded the United States in August 2011 and subsequently the FHLBank System's debt to AA+, the System continues to experience uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Investors continue to favor the System's debt issuances; spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR did not change materially; and, after experiencing modest and temporary increases in late July and early August, the System's short-term debt costs returned by mid-August to the historically normal range.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Effect of Economy and Financial Markets on Mission Asset Activity

The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District; conditions in the financial, credit, mortgage, and housing markets; interest rates; and competitive alternatives to our products, such as retail deposits and other sources of wholesale funding. To date, the economic recovery from the recession and financial crisis of 2008-2009 has been weak by historical standards.

Some indications of the weak economy include only modest growth in gross domestic product since the end of the recession, lackluster consumer and business demand, sluggish loan growth at depository institutions, small reductions in unemployment rates, ongoing distress in housing markets, and continued financial difficulties experienced by many of our members that are making them hesitant to increase lending. Some observers are concerned that the United States may be in a period of slow growth or face substantial emerging risks of entering another recession. It is clear that the economy is in a prolonged period of de-leveraging consumer and commercial debt that had been built up over many years, especially mortgage debt.

The weak economic recovery has resulted in minimal growth, or even reductions, in new consumer, mortgage and commercial loans, which has limited members' demand for Advances and wholesale funding in general. From September 30, 2010 to September 30, 2011 (the most recent data period available), Fifth District depository institutions' aggregate loan portfolios grew only $6.7 billion (1.2 percent) while their aggregate deposit balances increased $37.1 billion (6.1 percent); and aggregate loan portfolios rose $2.1 billion in the first three quarters of 2011. All of the loan growth and almost all of the deposit growth came from our largest member and borrower (U.S. Bank, N.A.). Excluding the impact of this member, aggregate loans fell $1.3 billion (0.4 percent) in the 12-month period ending September 30, 2011 while aggregate deposits grew only $7.1 billion (1.7 percent).

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

Analysis of this and other data suggests that the sluggish economy is impacting our Advance growth mostly through reduced lending growth by our members. We have no reason to believe that these trends changed materially during the first quarter of 2012, although we have seen indications of a stabilization of Advance demand.

In addition, many financial institutions, as well as other companies, appear uncertain as to the future political environment conditions, including the federal government's fiscal challenges and the effect of the substantial and still-evolving changes in the financial regulatory environment. Some of the actual and potential regulatory changes are identified in the "Executive Overview." We believe these sources of uncertainty are likely another factor constraining economic activity and, therefore, our Advance demand.

To the extent the challenging economic and monetary conditions continue, we expect Advance activity across our membership to remain slow. The weak economy and housing market also negatively affected Mortgage Purchase Program balances in 2011, to a lesser degree, resulting in relatively subdued refinancings of mortgage loans and small amounts of new loan originations, compared to the amount of this activity that would be expected in more normal conditions.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Year 2011		Year 2010		Year 2009
	Average	Ending	Average	Ending	Average	Ending
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.10	0.04	0.18	0.13	0.16	0.05

3-month LIBOR	0.34	0.58	0.34	0.30	0.69	0.25
2-year LIBOR	0.72	0.72	0.93	0.79	1.41	1.42
5-year LIBOR	1.79	1.23	2.17	2.17	2.66	2.99
10-year LIBOR	2.90	2.04	3.26	3.38	3.44	3.97

2-year U.S. Treasury	0.44	0.24	0.69	0.60	0.94	1.14
5-year U.S. Treasury	1.51	0.83	1.92	2.01	2.19	2.68
10-year U.S. Treasury	2.76	1.88	3.20	3.30	3.24	3.84

15-year mortgage current coupon (1)	2.83	2.05	3.14	3.43	3.73	3.78
30-year mortgage current coupon (1)	3.74	2.92	3.98	4.15	4.31	4.57

15-year mortgage note rate (2)	3.68	3.24	4.10	4.20	4.58	4.54
30-year mortgage note rate (2)	4.45	3.95	4.69	4.86	5.04	5.14

	Year 2011 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal Funds Target	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal Funds Effective	0.15	0.09	0.08	0.07

3-month LIBOR	0.31	0.26	0.30	0.48
2-year LIBOR	0.89	0.75	0.56	0.69
5-year LIBOR	2.32	2.08	1.45	1.33
10-year LIBOR	3.54	3.29	2.58	2.22

2-year U.S. Treasury	0.67	0.55	0.27	0.26
5-year U.S. Treasury	2.10	1.84	1.15	0.95
10-year U.S. Treasury	3.44	3.19	2.41	2.04

15-year mortgage current coupon (1)	3.46	3.15	2.45	2.27
30-year mortgage current coupon (1)	4.26	4.06	3.51	3.13

15-year mortgage note rate (2)	4.12	3.84	3.47	3.30
30-year mortgage note rate (2)	4.85	4.65	4.29	4.00

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac mortgage-backed securities.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds. In the fourth quarter, the spread between short-term LIBOR and our Discount Note funding costs widened due to concerns with the financial conditions in Europe. This benefited our earnings because we fund a significant amount of adjustable-rate LIBOR-indexed assets with Discount Notes. Intermediate- and long-term rates showed a substantial downward trend across each quarter, especially in the third quarter.

The trends in interest rates had several impacts on our 2011 results of operations, as discussed in the "Executive Overview" and the "Results of Operations." Although it cannot perfectly control most interest rates, the Federal Reserve has indicated that it currently plans to hold certain short-term rates at or near zero until at least the end of 2014, although this could change if their forecast of slow economic growth and subdued inflation changes. As discussed in the "Executive Overview" and "Market Risk" section of "Quantitative and Qualitative Disclosures About Risk Management," we believe our market risk profile is positioned to remain moderate and our profitability competitive, across a wide range of interest rate and business environments.

Despite the declines in intermediate- and long-term rates during 2011, which overall negatively impacted our earnings, the interest rate environment remained favorable for our FHLBank's results of operations in terms of the longer-term trend level of profitability (ROE) compared to the levels of interest rates. This difference, or spread, averaged 3.55 percentage points (relative to three-month LIBOR) in 2011 and 4.33 percentage points in 2010. In the ten years prior to 2011, this spread averaged 3.18 percentage points.

The rate environment has been a net benefit to our relative profitability for several reasons:

▪	In general, lower market rates raise our relative ROE compared to market rates.

▪	The lower intermediate- and long-term rates have provided us the opportunity to retire many Consolidated Bonds before their final maturities and replace them with lower cost Obligations.

▪
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

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show annual and quarterly trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2011		December 31, 2010
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$9,649	35%	$10,917	37%
Other	229	1	288	1
Total	9,878	36	11,205	38

Fixed-Rate:
REPO	3,085	11	2,266	8
Regular Fixed Rate	5,013	18	5,620	19
Putable (2) (3)	6,204	22	6,658	22
Convertible (3)	1,178	4	1,356	5
Amortizing/Mortgage Matched	2,232	8	2,165	7
Other	249	1	242	1
Total	17,961	64	18,307	62

Other Advances	—	—	—	—
Total Advances Principal	$27,839	100%	$29,512	100%

Letters of Credit (notional)	$4,838		$6,799

	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$9,649	35%	$10,480	35%	$10,885	38%	$10,881	39%
Other	229	1	167	1	201	1	156	1
Total	9,878	36	10,647	36	11,086	39	11,037	40

Fixed-Rate:
REPO	3,085	11	3,921	13	1,905	6	750	3
Regular Fixed Rate	5,013	18	5,152	17	5,404	19	5,650	20
Putable (2) (3)	6,204	22	6,259	21	6,514	23	6,592	24
Convertible (2) (3)	1,178	4	1,209	4	1,228	4	1,282	4
Amortizing/Mortgage Matched	2,232	8	2,235	8	2,240	8	2,222	8
Other	249	1	248	1	201	1	188	1
Total	17,961	64	19,024	64	17,492	61	16,684	60

Other Advances	—	—	20	—	—	—	—	—
Total Advances Principal	$27,839	100%	$29,691	100%	$28,578	100%	$27,721	100%

Letters of Credit (notional)	$4,838		$4,531		$5,302		$5,387

(1)	As a percentage of total Advances principal.

(2)	Related interest rate swaps executed to hedge these Advances convert them to an adjustable-rate tied to LIBOR.

(3)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The lower level of Advance balances experienced in 2009 and 2010 continued in 2011. However, Advances stabilized in 2011. In the last six months of 2011, there were signs of a turnaround in Advance demand, as some months showed increases in month-end or daily average balances. The year-end Advance balance was affected by $1,000 million in maturing Advances held by a former member.

However, it is too soon to predict whether Advances will grow substantially in 2012 because it is not clear whether the economy's growth rate will substantially increase. Furthermore, the Federal Reserve is continuing to provide an extraordinary amount of liquidity to financial institutions. An additional factor putting downward pressure on Advance balances is that former members hold $4,756 million (17 percent), of which approximately 65 percent are scheduled to mature by the end of 2013. These will pay down without opportunity for replacement with new Advances by former members. "Executive Overview" and "Conditions in the Economy and Financial Markets" above, discuss in more detail reasons for the trends in Advance balances.

Members reduced their available lines in the Letters of Credit program by $1,961 million in 2011. The lines fell principally because of decreased activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Our pricing of Advance products relative to funding costs did not materially change in 2011 from the last several years.

Advance Usage
The following table presents Advances outstanding by member type. Commercial banks continued in 2011 to hold the largest proportion of Advances. This reflects both the number of commercial bank members (see "Membership and Stockholders" below) and the fact that there are more large commercial banks than large members with other charter types in the Fifth District.

(Dollars in millions)	December 31, 2011		December 31, 2010
	Par Value of Advances	Percent of Total Par Value of Advances	Par Value of Advances	Percent of Total Par Value of Advances
Commercial banks	$16,792	60%	$16,837	57%
Thrifts and Savings Banks	3,094	11	3,519	12
Credit unions	589	2	616	2
Insurance companies	2,608	10	2,754	9
Total member Advances	23,083	83	23,726	80
Nonmember borrowers	4,756	17	5,786	20
Total par value of Advances	$27,839	100%	$29,512	100%

The following tables present principal balances for our top five Advance borrowers. Advances continued to be concentrated, with the concentration ratio of the top five borrowers fluctuating in the range of 50 to 65 percent in the last several years. We believe that having large members who actively use our Mission Asset Activity augments the value of membership to all members because it enables us to improve operating efficiency, increase financial leverage, possibly enhance dividend returns, obtain more favorable funding costs, and provide competitively priced Mission Asset Activity.

(Dollars in millions)
December 31, 2011			December 31, 2010
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

U.S. Bank, N.A.	$7,314	26%	U.S. Bank, N.A.	$7,315	25%
PNC Bank, N.A. (1)	3,996	14	PNC Bank, N.A. (1)	4,000	14
Fifth Third Bank	2,533	9	Fifth Third Bank	1,536	5
Protective Life Insurance Company	1,000	4	Western-Southern Life Assurance Co.	1,225	4
Republic Bank & Trust Company	935	4	RBS Citizens, N.A. (1)	1,007	3
Total of Top 5	$15,778	57%	Total of Top 5	$15,083	51%
(1)Former member.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets (which are on a one quarter lag).

	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
Average Advances-to-Assets for Members
Assets less than $1.0 billion (679 members)	3.69%	3.72%	3.76%	3.88%	4.12%
Assets over $1.0 billion (62 members)	3.04%	3.01%	3.10%	3.12%	3.54%
All members	3.63%	3.67%	3.71%	3.82%	4.07%

Continuing a trend from the last several years and consistent with the trends in balances, Advance usage ratios declined in 2011, although the rate of decline slowed noticeably in the last three quarters. Larger members, which we designate as those having assets over $1.0 billion, showed a slight uptick in the usage ratio in the fourth quarter. Despite the difficult economic environment and significant levels of financial institution liquidity, our membership still funded over 3.5 percent of their assets with Advances.

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

The table below shows principal paydowns and purchases for each of the last two years.

(In millions)	2011	2010
Balance, beginning of year	$7,701	$9,280
Principal purchases	1,975	859
Principal paydowns	(1,924)	(2,438)
Balance, end of year	$7,752	$7,701

The principal loan balance in the Mortgage Purchase Program grew $51 million (one percent) in 2011. Principal purchases more than doubled in 2011 over 2010 due to the declines in mortgage rates (which prompted an increase in net loan refinancings among our sellers), an increase in the number of regular sellers, and renewed activity with our two largest sellers. These favorable factors offset the amount of principal paydowns in 2011's lower mortgage rate environment. However, purchase volumes were still impacted by the continued difficulties in the housing and mortgage markets.

The following table shows the percentage of principal balances from PFIs supplying five percent or more of total principal and the percentage of principal balances from all other PFIs.

(Dollars in millions)	December 31, 2011		December 31, 2010
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$2,338	30%	$2,896	38%
Union Savings Bank	2,068	27	1,772	23
Guardian Savings Bank FSB	643	8	500	6
Liberty Savings Bank	419	5	475	6
All others	2,284	30	2,058	27
Total	$7,752	100%	$7,701	100%
(1)Former member.

The unpaid principal balance supplied by sellers providing less than five percent of balances increased by $226 million (11 percent) and by the end of the year these sellers accounted for 30 percent of total unpaid principal. Our focus for the Program continues to be on recruiting community-based members to sell us mortgage loans and on increasing the number of regular sellers. The number of regular sellers remains at a relatively high level compared to historical trends, and a substantial number of other members either are actively interested in joining the Program or are in the process of joining.

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. The $1,924 million of principal paydowns in 2011 equated to a 20 percent annual constant prepayment rate, modestly lower than 2010's 22 percent rate.

The Program’s composition of balances, by loan type and original final maturity, did not change materially in 2011 versus the prior several years. At the end of the year, the Program was comprised of 77 percent 30-year mortgages and 21 percent 15-year mortgages. Conventional loans made up 85 percent of the portfolio, with the remainder being government-guaranteed FHA loans. The weighted average mortgage note rate fell from 5.46 percent at the end of 2010 to 5.09 percent at the end of 2011. This decrease reflected prepayments of higher rate mortgages and purchases of lower rate mortgages. As in the last three years, yields earned on new mortgage loans in the Program, relative to funding costs, continued to provide acceptable risk-adjusted returns due in part to the steep Consolidated Obligation yield curve. We did not substantially change the Program's pricing practices in 2011.

Housing and Community Investment

In 2011, we accrued $17 million of earnings for the Affordable Housing Program, which can be awarded to members in 2012. This amount represents a $3 million (16 percent) decrease from 2010, due to 2011's lower income.

Including funds recaptured or de-obligated from previous years' offerings, we had $29 million of funds available for the Affordable Housing Program in 2011. De-obligated funds represent Affordable Housing projects for which we committed funds in prior years but which used fewer subsidies than originally anticipated or were for projects that did not go forward. Funds are also recaptured from non-compliant projects in accordance with Finance Agency Regulations. We redeploy Affordable Housing Program funds if they are not used for the purposes intended.
Of the total funds available in 2011 for the Affordable Housing Program, $22 million was awarded through two competitive offerings, for which we approved 54 applications. Funds totaling $7 million were awarded to 157 members through the Welcome Home Set-Aside Program to assist homeowners with down payments and closing costs. In total, almost one-quarter of members received approval for funding under the Affordable Housing Program. In addition, in 2011, our Board continued to authorize $1 million in funding for one voluntary housing program.
Our activities to support affordable housing also include offering Advances with below-market interest rates at or near zero profit for us. At the end of 2011, Advance balances related to the Affordable Housing Program declined slightly to $149 million due to higher demand for affordable housing subsidy in the form of grants. Community Investment and Economic Development Program Advances declined to $336 million, which reflected the overall decline in demand for Advances.

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

In 2011, as in 2010, we maintained average balances in liquidity investments at higher levels compared to our long-term historical experience. This reflected both a decision to hold more asset liquidity and a desire to offset a portion of earnings lost from the declines in Mission Asset Activity balances over the last three years. Beginning in the second half of 2010 and continuing in 2011, in order to bolster asset liquidity, we increased purchases of short-term trading securities, including U.S. Treasury obligations and debt securities of Fannie Mae and Freddie Mac. There was a resulting decrease in other short-term investments which include interest bearing deposits, securities purchased under agreements to resell, and overnight Federal funds sold.

The book balance of the liquidity portfolio averaged $18,411 million in 2011, compared to $16,358 million in 2010. The balance at December 31, 2011 was $10,737 million compared to $21,654 million at the end of 2010. We lowered the balance of liquidity investments during the last four months of 2011 due to narrower spreads available and fewer eligible counterparties available for these types of investments. The year-end balance also reflected $2,034 million in funds held in deposits at the Federal Reserve.

Our ongoing strategy for mortgage-backed securities is to maximize their holdings close to the regulatory maximum of three times capital, subject to the availability of securities that we believe provide us favorable risk/return tradeoffs. The book balance of the mortgage-backed securities portfolio averaged $11,100 million in 2011. The book balance at year end was $11,204 million (down $453 million, four percent, from the end of 2010), which amounted to a multiple of regulatory capital of 2.91, slightly below the regulatory limit of three times capital.

The portfolio at year-end consisted of $9,684 million of securities issued by Fannie Mae or Freddie Mac (of which $1,535 million were floating-rate securities), $1,501 million of floating-rate securities issued by the National Credit Union Administration, $17 million of fixed-rate private-label mortgage-backed securities, and $2 million of securities issued by Ginnie Mae.

Purchases during the year were concentrated in floating-rate securities, with the year-end balance totaling $3,036 million. This practice was driven by our assessment that these types of securities had a more favorable risk/return tradeoff compared to fixed-rate securities, especially when considering the relatively high premium prices of many fixed-rate securities which require amortization. We continued to own no pass-through mortgage-backed securities comprised of 30-year fixed-rate collateral. Because over 75 percent of Mortgage Purchase Program loans have 30-year original terms, purchasing pass-throughs with shorter than 30-year original terms is one way we diversify mortgage assets to help manage market risk exposure.

The table below shows principal purchases, paydowns and sales of our mortgage-backed securities for each of the last two years.

(In millions)	Mortgage-backed Securities Principal
	2011	2010
Balance, beginning of year	$11,591	$11,448
Principal purchases	3,836	4,513
Principal paydowns	(3,699)	(4,052)
Principal sales	(565)	(318)
Balance, end of year	$11,163	$11,591

The $3,699 million of principal paydowns in 2011 equated to a 28 percent annual constant prepayment rate, modestly lower than 2010's 30 percent rate. The principal sales were comprised of small balance securities that had less than 15 percent of the original acquired principal outstanding at the time of the sale. As in the last three years, yields earned in 2011 on new mortgage-backed securities, relative to funding costs, offered acceptable risk-adjusted returns due in part to the steep Consolidated Obligation yield curve and attractive yields on floating-rate securities relative to their market risk exposure.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2011		2010
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$26,138	$32,295	$35,008	$27,918
Discount	(2)	(3)	(5)	(4)
Total Consolidated Discount Notes	26,136	32,292	35,003	27,914
Consolidated Bonds:
Unswapped fixed-rate	18,882	20,123	21,256	23,677
Unswapped adjustable-rate	1,440	681	—	852
Swapped fixed-rate	8,404	7,904	9,294	9,974
Total par Consolidated Bonds	28,726	28,708	30,550	34,503
Other items (1)	129	140	147	148
Total Consolidated Bonds	28,855	28,848	30,697	34,651
Total Consolidated Obligations (2)	$54,991	$61,140	$65,700	$62,565

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $691,868 and $796,374 at December 31, 2011 and 2010, respectively.

Balances of total Obligations fluctuate in accordance with changes in the amount of total assets. Changes to the mix of Obligations fluctuate in response to relative changes in short-term versus long-term assets, relative changes in fixed-rate and adjustable-rate assets, decisions on market risk management (particularly the amount of funding of longer-term assets with short-term Obligations), and differences in relative costs of various Obligations. We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and most liquidity investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). We fund long-term assets principally with unswapped fixed-rate Bonds, in order to effectively reduce market risk exposure.

The $10,709 million decrease in the total ending balance of Consolidated Obligations corresponded to the decrease in total assets (mostly short-term liquidity investments) and the relatively stable amount of deposits and capital. The more modest $1,425 million decrease in the average balance of Obligations reflected the smaller decrease ($2,079 million) in total average assets than ending total assets.

The increase in the average balance of Discount Notes was due primarily to the substitution of Discount Notes for other types of Obligations, as the cost of Discount Notes in 2011 tended to be more favorable compared to that of swapped funding, adjustable-rate Obligations and similar-maturity unswapped fixed-rate Bonds. The decrease in Discount Notes on an ending-balance basis reflected the lower amount of total assets at year-end.

The decrease in the average and ending balance of unswapped fixed-rate Bonds reflected greater use of Discount Notes to fund mortgage assets, primarily because we substantially increased purchases of floating-rate mortgage-backed securities, which we fund with Discount Notes.

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. After being wider and more volatile than normal throughout 2009, the spreads and volatility were at levels comparable to historical averages in 2010 and 2011, which benefited our earnings. For discussion of the cost of Discount Note funding relative to LIBOR, which in the last two years has been a major driver of earnings, see the “Net Interest Income” section of “Results of Operations.”

The following table shows the allocation on December 31, 2011 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). The allocations were similar compared to those of the last several years. We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower mortgage rates.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable
Due in 1 year or less	$—	$3,339	$32	$3,371	$4,307
Due after 1 year through 2 years	—	4,062	8	4,070	437
Due after 2 years through 3 years	202	2,211	2	2,415	25
Due after 3 years through 4 years	460	1,010	73	1,543	—
Due after 4 years through 5 years	420	1,263	4	1,687	—
Thereafter	3,687	2,109	—	5,796	—
Total	$4,769	$13,994	$119	$18,882	$4,769

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at December 31, 2011 were $1,067 million, a decrease of $370 million (26 percent) from year-end 2010. The average balance of total interest bearing deposits in 2011 was $1,238 million, a decrease of $398 million (24 percent) from the 2010 average balance.

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

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in 2011.

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

GAAP and Regulatory Capital	Year Ended December 31,
	2011		2010
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,126	$3,109	$3,092	$3,093
Mandatorily Redeemable Capital Stock	275	327	357	413
Regulatory Capital Stock	3,401	3,436	3,449	3,506
Retained Earnings	444	455	438	436
Regulatory Capital	$3,845	$3,891	$3,887	$3,942

GAAP and Regulatory Capital-to-Assets Ratio
	2011		2010
	Period End	Average	Period End	Average
GAAP	5.89%	5.29%	4.92%	5.08%
Regulatory	6.37	5.78	5.43	5.68

We consider the regulatory capital-to-assets ratio to be a better representation of financial leverage than the GAAP ratio because the GAAP ratio treats mandatorily redeemable capital stock as a liability, although it provides the same function as GAAP capital stock and retained earnings in protecting investors in our debt.

Our capital base was relatively stable in 2011, with the amount of regulatory capital changing only $42 million year over year. Similarly, average GAAP and regulatory financial leverage, as represented by the average capital-to-assets ratio in which a lower ratio indicates more leverage, did not change materially in 2011. Financial leverage was lower at the end of 2011 due to the smaller balance of total assets at year-end 2011.

The following table attributes the small change in 2011 in the regulatory capital stock balance.

(In millions)	2011	2010
Regulatory stock balance at beginning of year	$3,449	$3,739
Stock purchases:
Membership stock	37	59
Activity stock	11	11
Stock repurchases:
Member redemptions	(22)	(90)
Withdrawals	(74)	(270)
Regulatory stock balance at the end of the year	$3,401	$3,449

The $96 million of repurchases, which were of mandatorily redeemable stock, resulted from the termination and withdrawal of several memberships due to mergers with financial institutions outside our Fifth District and from several members' requests for redemption of their excess stock balances. The FHLBank can repurchase mandatorily redeemable excess capital stock at any time within five years from the date a membership terminates or a request for redemption is made. Based on communications with members, we have no reason to believe the redemption requests represented members' concern about our FHLBank's financial condition or performance.

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2011	December 31, 2010
Excess capital stock (Capital Plan definition)	$1,321	$1,192
Cooperative utilization of capital stock	$197	$179
Mission Asset Activity capitalized with cooperative capital stock	$4,917	$4,483

The amount of excess capital stock rose in 2011. This was due to the reduction in Mission Asset Activity and to our action to decrease the maximum amount of membership stock a member must hold from $50 million to $25 million, which resulted in a transfer from membership stock to primarily excess stock (some was transferred to activity stock) for eight members.

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

Retained earnings at December 31, 2011 totaled $444 million, which included $12 million added to restricted retained earnings in the third and fourth quarters. Total retained earnings increased $6 million in 2011.

Membership and Stockholders

In 2011, we added 16 new member stockholders and lost 10, ending the year at 741. The new members comprised of eight credit unions, four insurance companies, two commercial banks, and two community development financial institutions. With regard to the 10 institutions that are no longer members, eight merged into other members in our district, one merged into an institution outside our district, and one withdrew from membership. The impact on our earnings and mission asset activity from these membership changes was negligible. We estimate there are approximately 50 eligible non-member institutions remaining in our district with assets of at least $100 million.

In 2011, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2011, the composition of membership by state was Ohio with 324, Kentucky with 217, and Tennessee with 200.

The following table provides the number of member stockholders by charter type.

	December 31,
	2011	2010
Commercial Banks	470	470
Thrifts and Savings Banks	119	126
Credit Unions	117	110
Insurance Companies	32	28
Community Development Financial Institutions	3	1
Total	741	735

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2011	2010
Commercial Banks	$2,310	$2,315
Thrifts and Savings Banks	450	453
Credit Unions	107	103
Insurance Companies	259	221
Total GAAP Capital Stock	3,126	3,092
Mandatorily Redeemable Capital Stock	275	357
Total Regulatory Capital Stock	$3,401	$3,449

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2011	2010
Up to $100 million	210	213
> $100 up to $500 million	405	399
> $500 million up to $1 billion	64	64
> $1 billion	62	59
Total Member Stockholders	741	735

(1)	The December 31 membership composition reflects members' assets as of September 30.

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

(Dollars in millions)	2011		2010		2009
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$249	7.00%	$275	7.82%	$387	9.21%
Provision for credit losses	(12)	(0.35)	(13)	(0.39)	—	—
Net interest income after provision for credit losses	237	6.65	262	7.43	387	9.21
Net (losses) gains on derivatives and hedging activities	(2)	(0.05)	8	0.22	18	0.42
Other non-interest (loss) income	(3)	(0.09)	12	0.34	20	0.48
Total non-interest (loss) income	(5)	(0.14)	20	0.56	38	0.90
Total revenue	232	6.51	282	7.99	425	10.11
Total other expense	(57)	(1.59)	(56)	(1.58)	(59)	(1.40)
Assessments	(37)	(1.03)	(62)	(1.74)	(98)	(2.33)
Net income	$138	3.89%	$164	4.67%	$268	6.38%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The primary factor contributing to the decline in profitability since 2009 was the relatively weak economy, which led to ongoing reductions in long-term interest rates and reductions in balances of Mission Asset Activity. In addition, 2009 earnings had benefited substantially from wider LIBOR spreads to Discount Note funding costs as a result of the financial crisis of 2008-2009.

Net Interest Income

The largest component of net income has historically been net interest income. We manage net interest income within the context of managing tradeoffs between market risk and return. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation. Our ROE normally is lower than that of many other financial institutions because of the cooperative wholesale business model, the moderate overall risk profile and the management of our balance sheet that results in a positive correlation of dividends to short-term interest rates.

Components of Net Interest Income
We generate net interest income from two components, described below.

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

(Dollars in millions)	2011		2010		2009
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$247	0.37%	$230	0.33%	$326	0.39%
Net (amortization)/accretion (1) (2)	(56)	(0.09)	(32)	(0.04)	(34)	(0.04)
Prepayment fees on Advances, net (2)	6	0.01	8	0.01	8	0.01
Total net interest rate spread	197	0.29	206	0.30	300	0.36
Earnings from funding assets with interest-free capital	52	0.08	69	0.10	87	0.10
Total net interest income/net interest margin (3)	$249	0.37%	$275	0.40%	$387	0.46%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. The reduction in earnings from capital for both comparison periods was due to the continuing trend of reductions in market interest rates, especially long-term rates. As assets matured or paid down, they were replaced with new assets at lower yields. The effect on earnings from this factor in both 2011 and 2010 was primarily due to declines in average yields on mortgage assets. As shown in the "Average Balance Sheet and Rates" table, the average rate on earning assets fell 0.30 percentage points in 2011 (compared to 2010) and 0.19 percentage points in 2010 (compared to 2009).

Net Amortization/Accretion. Net amortization/accretion (generally referred to as "amortization") includes recognition of premiums and discounts paid on purchases of mortgage assets (which include loans in the Mortgage Purchase Program and investments in mortgage-backed securities) and premiums, discounts and concessions paid on most Consolidated Bonds.

Net mortgage amortization can be highly volatile because it is recorded, and adjusted monthly, in accordance with actual and expected principal paydowns to approximate a level yield. Amortization is accelerated when mortgage paydowns speed up (normally in response to lower mortgage rates) and decelerated when they slow down (normally in response to higher mortgage rates). Interest rates also affect the amortization of Bond concessions by changing the amount of Bonds we call before maturity. When Bonds are called, remaining concessions are recognized immediately.

The amount of mortgage assets with premium balances increased substantially in 2010 and 2011, primarily because we purchased more mortgage-backed securities (with above market coupons) at premium prices than in the past. Conditions prevailing in the mortgage markets, especially in 2010, limited the availability and risk-return attractiveness of such securities with prices closer to par or at discounts. Our mortgage assets had a net premium balance of $161 million at December 31, 2011.

The $24 million increase to total net amortization during 2011 resulted from the larger premium balance and substantial reductions in mortgage rates in the third quarter. Mortgage amortization increased by $41 million in 2011 compared to 2010. These amounts were partially offset by an $18 million reduction in Bond amortization, primarily because we retired fewer Bonds before their final maturities than in the prior year.

Although average rates on mortgages and Bonds were moderately lower in 2010 than in 2009, the 2010 change in net amortization was relatively small. This is because, in 2010, the increase in mortgage net amortization from faster prepayment speeds was offset by lower amortization on Bonds, as we called fewer Bonds in 2010 than in 2009.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Prepayments in one period do not necessarily indicate a trend that will continue in future periods. Although Advance prepayment fees can be, and in the past have been, significant, they were relatively modest in each of the last three years.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of the net interest rate spread increased by $17 million (seven percent) in 2011 versus 2010, while it decreased by $96 million (29 percent) in 2010 versus 2009. Several factors, discussed below in estimated approximate order of impact from largest to smallest, were primarily responsible for the changes in the net interest spread due to other components.

2011 Versus 2010

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: In the last six months of 2010 and all of 2011, reductions in intermediate- and long-term interest rates enabled us to call $10.6 billion of unswapped Bonds before their final maturities and replace them with new Consolidated Obligations, most at substantially lower rates than the Bonds called. Most of the Bonds called funded mortgage assets. The Bonds called in the second half of 2010 benefited our earnings for all of 2011.

▪
Trading securities-Favorable: In 2011, we began holding a large amount of investments in short-term trading securities (including instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity and manage counterparty credit risk. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $19 million increase in net interest income in 2011. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See “Non-Interest Income and Non-Interest Expense” below for a discussion of the net losses on trading securities.

▪
Decrease in mortgage asset balances-Unfavorable: The average principal balance on loans in the Mortgage Purchase Program and mortgage-backed securities decreased $1.3 billion. These assets normally earn wider spreads than most of our other assets.

▪
Narrower net spreads on new mortgage assets-Unfavorable: In 2011, we purchased $5.8 billion of new mortgage assets. Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgages that paid down.

▪
Wider portfolio spreads on LIBOR-indexed assets-Favorable: We use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of LIBOR-indexed assets (mostly Advances). In 2011, the average portfolio spread between LIBOR and Discount Notes widened approximately eight basis points which increased interest income rose approximately $10 million. This spread widened especially in the fourth quarter of 2011 related to the financial turmoil in Europe.

 2010 Versus 2009

▪
Narrower portfolio spreads on LIBOR Advances-Unfavorable: In 2010, the average portfolio spread on LIBOR-indexed Advances relative to Discount Note funding costs was close to the 18 to 20 basis points historical average. In 2009, however, the spread was abnormally wider -- in some months more than 100 basis points -- because the financial market disruptions of 2008 and 2009 raised the cost of inter-bank lending (represented by LIBOR) relative to other short-term interest costs such as our Discount Notes. The narrowing of this spread in 2010 decreased interest income approximately $40 million.

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: Reductions in intermediate- and long-term interest rates in 2010 enabled us to call over $10 billion of unswapped Bonds before their final maturities. By contrast, the amount of mortgage paydowns, which we reinvested in assets with lower rates, was substantially less ($6.5 billion) than the amount of Bonds called.

▪
Lower balances of Advances and mortgage assets-Unfavorable: The average principal balance of interest-earnings assets declined by $15.2 billion in 2010. Most of the reduction occurred from a $12.2 billion decrease in the principal balance of Advances and a $1.6 billion decrease in the principal balance of mortgage assets. Because our mortgage assets normally have substantially wider spreads than Advances, the reduction in earnings from the lower balance of mortgage assets was approximately the same as that from Advances.

▪
Lower net spreads on new mortgage assets-Unfavorable: In 2010, we purchased $5.4 billion of new mortgage assets. Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgage principal that paid down.

Average Balance Sheet and Rates
The following table provides average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin in 2011 versus 2010 and in 2010 versus 2009 occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	2011			2010			2009
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$29,261	$236	0.81%	$32,158	$294	0.91%	$44,504	$578	1.30%
Mortgage loans held for portfolio (2)	7,705	335	4.35	8,696	413	4.75	9,570	484	5.06
Federal funds sold and securities purchased under resale agreements	6,858	7	0.10	9,414	17	0.17	8,382	12	0.15
Interest-bearing deposits in banks (3) (4) (5)	4,303	9	0.20	5,535	13	0.24	8,503	27	0.31
Mortgage-backed securities	11,100	385	3.47	11,414	510	4.47	12,118	578	4.77
Other investments (4)	7,719	39	0.51	1,927	7	0.37	1,292	3	0.23
Loans to other FHLBanks	3	—	0.10	5	—	0.16	19	—	0.13
Total earning assets	66,949	1,011	1.51	69,149	1,254	1.81	84,388	1,682	2.00
Less: allowance for credit losses on mortgage loans	15			1			—
Other assets	354			219			282
Total assets	$67,288			$69,367			$84,670
Liabilities and Capital
Term deposits	$161	—	0.24	$221	1	0.37	$123	1	0.94
Other interest bearing deposits (5)	1,077	—	0.02	1,415	—	0.04	1,613	1	0.04
Short-term borrowings	32,292	28	0.09	27,914	41	0.15	35,272	112	0.32
Unswapped fixed-rate Consolidated Bonds	20,186	700	3.47	23,719	897	3.78	25,539	1,059	4.15
Unswapped adjustable-rate Consolidated Bonds	681	1	0.19	852	1	0.15	3,623	33	0.90
Swapped Consolidated Bonds	7,981	19	0.23	10,080	21	0.21	12,677	80	0.63
Mandatorily redeemable capital stock	327	14	4.27	413	18	4.28	211	9	4.43
Other borrowings	—	—	—	1	—	0.32	1	—	0.07
Total interest-bearing liabilities	62,705	762	1.22	64,615	979	1.51	79,059	1,295	1.64
Non-interest bearing deposits	14			9			5
Other liabilities	1,013			1,222			1,405
Total capital	3,556			3,521			4,201
Total liabilities and capital	$67,288			$69,367			$84,670

Net interest rate spread			0.29%			0.30%			0.36%
Net interest income and net interest margin (6)		$249	0.37%		$275	0.40%		$387	0.46%
Average interest-earning assets to interest-bearing liabilities			106.77%			107.02%			106.74%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Non-accrual loans are included in average balances used to determine average rate.
(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.
(4)
Includes available-for-sale securities based on their amortized costs. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders' equity for available-for-sale securities.

(5)
The average balance amounts include the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

2011 Versus 2010

The average rate on both total earning assets and interest-bearing liabilities decreased, driven by lower average rates on long-term assets and long-term liability accounts, which include mortgage loans held for portfolio, mortgage-backed securities, and unswapped fixed-rate Consolidated Bonds. As the long-term assets and liabilities mature or are paid down over time, new long-term assets and liabilities are put on the balance sheet at lower rates, which cumulatively builds over time to reduced portfolio rates. The much higher amortization of mortgage purchase premiums in 2011, discussed above, also contributed to the declines in average rates on earnings assets.

Average rates on our short-term and adjustable-rate assets and liabilities experienced small fluctuations, within the range of normal movements consistent with the relatively stable short-term rate environment. However, short-term LIBOR rose moderately in the fourth quarter. This resulted in a small increase in the average rate on the swapped Consolidated Obligation liability account and the adjustable-rate Bonds account, which are both tied to short-term LIBOR.

The average rate on other investments showed a comparatively larger change, for two reasons. First, we held a larger amount of short-term liquidity investments that had longer final maturities than the typical liquidity investment we purchase and the yield curve for liquidity investments is upward sloping. Second, many of these investments were trading securities purchased with above market coupons purchased at premiums, with corresponding market value adjustments reflected in other non-interest income as losses to the securities' fair values, as discussed further in "Non-Interest Income and Non-Interest Expense."

2010 Versus 2009

Average rates on Advances, short-term borrowings (mostly Discount Notes), adjustable-rate Bonds, and swapped Bonds decreased mostly because of the declines in short-term LIBOR. Average rates on Federal funds sold and other interest-bearing deposits in banks were comparatively stable because the Federal Reserve had dropped the overnight Federal funds rate to its current level by the end of 2008 and deposit rates tended to experience corresponding reductions. Average rates on other investments increased modestly because we purchased instruments in that account with longer maturities in 2010 than in 2009. Average rates on mortgage loans held for portfolio (the Mortgage Purchase Program), mortgage-backed securities, and unswapped fixed-rate Consolidated Bonds decreased because of reductions in average rates on instruments having intermediate- and long-term maturities.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	2011 over 2010			2010 over 2009
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(25)	$(33)	$(58)	$(137)	$(147)	$(284)
Mortgage loans held for portfolio	(45)	(33)	(78)	(43)	(28)	(71)
Federal funds sold and securities purchased under resale agreements	(4)	(6)	(10)	2	3	5
Interest-bearing deposits in banks	(2)	(2)	(4)	(8)	(6)	(14)
Mortgage-backed securities	(14)	(111)	(125)	(33)	(35)	(68)
Other investments	29	3	32	2	2	4
Loans to other FHLBanks	—	—	—	—	—	—
Total	(61)	(182)	(243)	(217)	(211)	(428)
Increase (decrease) in interest expense
Term deposits	(1)	—	(1)	1	(1)	—
Other interest-bearing deposits	—	—	—	(1)	—	(1)
Short-term borrowings	6	(19)	(13)	(20)	(51)	(71)
Unswapped fixed-rate Consolidated Bonds	(126)	(71)	(197)	(72)	(90)	(162)
Unswapped adjustable-rate Consolidated Bonds	—	—	—	(15)	(17)	(32)
Swapped Consolidated Bonds	(5)	3	(2)	(14)	(45)	(59)
Mandatorily redeemable capital stock	(4)	—	(4)	9	—	9
Other borrowings	—	—	—	—	—	—
Total	(130)	(87)	(217)	(112)	(204)	(316)
Increase (decrease) in net interest income	$69	$(95)	$(26)	$(105)	$(7)	$(112)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	2011	2010	2009
Advances:
Amortization/accretion of hedging activities in net interest income	$(2)	$(1)	$—
Net interest settlements included in net interest income	(364)	(439)	(505)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	—	3
Consolidated Obligation Bonds:
Amortization/accretion of hedging activities in net interest income	—	2	—
Net interest settlements included in net interest income	64	113	158
Decrease to net interest income	$(303)	$(325)	$(344)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Consolidated Obligation Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly three-month). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each of the last three years primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as designed, to significantly lower market risk exposure by resulting in a much closer match of actual cash flows between assets and liabilities than would occur otherwise.

See Item 1 and the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information on our use of derivatives.

Provision for Credit Losses

After experiencing no mortgage loan credit losses prior to 2010, actual and incurred losses occurred in 2010 and 2011 from the build-up effect of the sharp decline in home prices and other economic variables that affect mortgage defaults and the resulting increase in loan foreclosures in many areas of the country. In 2011, charge-offs on loans in the Mortgage Purchase Program totaled $3.9 million and we recorded a $12.6 million provision for future credit losses in the Program. The provision in 2010 ($13.6 million) was similar to that in 2011, although charge-offs in 2010 ($1.5 million) were less than in 2011.

The additional provision in 2011 was based on our assessment of further incurred losses as a result of a larger number of loans estimated to contain incurred losses, continued modest declines in historical home prices, and periodic updates to housing data used in the third-party default model we employ. The increase in the number of loans with incurred losses has been impacted by a slow process in servicers resolving foreclosed loans. The data update particularly involved higher loss severities expected for loans in foreclosure, based on actual observations of increasing loss severities due to delays in servicers processing foreclosures. Further information is in the "Credit Risk - Mortgage Purchase Program" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 11 of the Notes to Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense.

(Dollars in millions)	2011	2010	2009
Other Income
Net gains on held-to-maturity securities	$16	$8	$12
Net (losses) gains on derivatives and hedging activities	(2)	8	18
Other non-interest (loss) income, net	(19)	4	8
Total other (loss) income	$(5)	$20	$38

Other Expense
Compensation and benefits	$31	$34	$34
Other operating expense	15	15	15
Finance Agency	5	4	3
Office of Finance	4	3	3
Other	2	—	4
Total other expense	$57	$56	$59
Average total assets	$67,288	$69,367	$84,670
Average regulatory capital	3,891	3,942	4,417
Total other expense to average total assets (1)	0.08%	0.08%	0.07%
Total other expense to average regulatory capital (1)	1.46	1.42	1.33

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities in each year occurred from our sales of certain mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal outstanding at the time of the sale.

The decrease in other non-interest (loss) income in 2011 was mostly due to losses on trading securities. As discussed above in “Components of Net Interest Income,” these losses were driven by certain securities purchased with above-market coupon rates and, therefore, prices above par. The related premiums paid are reflected as mark-to-market losses to the securities as their fair values approach par at maturity.

We continue to maintain a sharp focus on controlling operating costs. The decrease in compensation and benefits in 2011 reflected lower pension funding costs as compared to 2010. Total other expenses rose only $1 million in 2011, after falling $3 million in 2010.

Detail on Net Gains (Losses) on Derivatives and Hedging Activities

(In millions)	2011	2010	2009
Net (losses) gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$8	$8	$8
(Losses) gains on derivatives not receiving hedge accounting	(9)	(7)	2
Mortgage loans:
(Losses) gains on derivatives not receiving hedge accounting	(4)	2	(1)
Consolidated Obligation Bonds:
Gains on fair value hedges	1	1	6
Gains on derivatives not receiving hedge accounting	2	4	3
Total net (losses) gains on derivatives and hedging activities	(2)	8	18
Net losses on financial instruments held at fair value (1)	(3)	—	—
Total net effect of derivatives and hedging activities	$(5)	$8	$18

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The changes in net gains (losses) on derivatives and hedging activities primarily represented unrealized market value adjustments, which resulted principally from the trend reductions in interest rates and secondarily from amortization of certain market value gains. The amount of income volatility in derivatives and hedging activities in the last three years was modest, well within the range of normal historical fluctuation relative to the notional amount of derivatives, and consistent with the close hedging relationships of our derivative transactions. In each of the three years shown, the market value adjustment, as a percentage of notional derivatives principal, was less than 0.05 percentage points.

REFCORP and Affordable Housing Program Assessments

Until the third quarter of 2011, assessments against earnings had included a REFCORP obligation and expenses for the Affordable Housing Program. The FHLBank System's REFCORP obligation was satisfied at the end of the second quarter of 2011. Under the Capital Agreement agreed to by all 12 FHLBanks, REFCORP, which had been recorded as reduction to net income, has been replaced with a 20 percent allocation of net income to restricted retained earnings. See Item 1's "Capital Resources" and the "Executive Overview" for more information. The restricted retained earnings are not recorded in the income statement and are not available to be distributed as dividends to stockholders. This change resulted in an $11 million increase in 2011 net income and a corresponding reduction in assessments. There has been no change in our Affordable Housing Program.

In 2011, assessments totaled $37 million and lowered ROE by 1.03 percentage points. In 2010, assessments totaled $62 million and lowered ROE by 1.74 percentage points. The smaller impact of assessments on ROE in 2011 was due to the lower 2011 earnings and the replacement of REFCORP with restricted retained earnings.

Analysis of Quarterly ROE

The following table summarizes the components of 2011's quarterly ROE and provides quarterly ROE for 2010 and 2009.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2011 ROE:
Net interest income:
Other net interest income	8.32%	8.39%	8.16%	8.71%	8.39%
Net (amortization)/accretion	(0.32)	(0.97)	(3.50)	(1.38)	(1.55)
Prepayment fees	0.06	0.08	0.29	0.22	0.16
Total net interest income	8.06	7.50	4.95	7.55	7.00
Provision for credit losses	(0.29)	(0.13)	(0.26)	(0.74)	(0.35)
Net interest income after provision for credit losses	7.77	7.37	4.69	6.81	6.65
Net gains (losses) on derivatives and hedging activities	0.58	0.01	(0.37)	(0.40)	(0.05)
Other non-interest (loss) income	(0.14)	(0.03)	(0.35)	0.17	(0.09)
Total non-interest income (loss)	0.44	(0.02)	(0.72)	(0.23)	(0.14)
Total revenue	8.21	7.35	3.97	6.58	6.51
Total other expense	(1.62)	(1.52)	(1.63)	(1.61)	(1.59)
Assessments	(1.79)	(1.55)	(0.27)	(0.53)	(1.03)
2011 ROE	4.80%	4.28%	2.07%	4.44%	3.89%

2010 ROE	4.98%	4.66%	4.11%	4.94%	4.67%

2009 ROE	7.78%	6.78%	5.70%	5.11%	6.38%

Quarterly ROE in 2011 ranged from 2.07 percent to 4.80 percent, even though one of the main drivers of earnings, short-term interest rates, was stable. Because quarterly ROE was significantly higher than short-term interest rates, we were able to distribute quarterly dividends to stockholders that were less volatile than ROE. Except for the third quarter, 2011's quarterly ROE was in a relatively narrow range of 0.52 percentage points.

ROE in the third quarter of 2011 was negatively impacted mostly by a large increase in net mortgage premium amortization due to the declines in mortgage rates in that quarter. In the fourth quarter, the wider spread between LIBOR and Discount Note funding costs offset the unfavorable impact of net mortgage premium amortization on ROE. In addition, in the third and fourth quarters of 2011, total ROE was favorably impacted by approximately 1.00 percentage points from the termination of REFCORP assessments and implementation of the Joint Capital Agreement, which does not affect ROE. The assessments in those two quarters included only the accrual for the Affordable Housing Program.

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

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
2011
Net interest income after provision for credit losses	$176	$61	$237
Net income	$100	$38	$138
Average assets	$59,563	$7,725	$67,288
Assumed average capital allocation	$3,148	$408	$3,556
Return on Average Assets (1)	0.17%	0.49%	0.21%
Return on Average Equity (1)	3.18%	9.35%	3.89%

2010
Net interest income after provision for credit losses	$180	$82	$262
Net income	$109	$55	$164
Average assets	$60,632	$8,735	$69,367
Assumed average capital allocation	$3,077	$444	$3,521
Return on Average Assets (1)	0.18%	0.63%	0.24%
Return on Average Equity (1)	3.55%	12.45%	4.67%

2009
Net interest income	$276	$111	$387
Net income	$193	$75	$268
Average assets	$75,054	$9,616	$84,670
Assumed average capital allocation	$3,724	$477	$4,201
Return on Average Assets (1)	0.26%	0.78%	0.32%
Return on Average Equity (1)	5.19%	15.65%	6.38%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The decrease in 2011's net income and ROE primarily reflected the following factors, each of which is discussed in more detail above: higher amortization of purchased premiums related to mortgage-backed securities; lower yields on assets funded with interest-free capital; narrower net spreads on new mortgage-backed securities; and reductions in unrealized gains on derivatives market values. These factors were almost fully offset by calls of Consolidated Bonds that funded mortgage-backed securities and their replacement with lower cost debt, a modest widening of the average LIBOR to Discount Note spread; and increased gains from sales of mortgage-backed securities.

Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be at a substantial level over market interest rates, with a moderate amount of market risk and credit risk. In 2011, the Program averaged 11 percent of total average assets but accounted for 28 percent of earnings. The decrease in the Program's ROE during 2011 reflected the larger amortization of purchase premiums, additional provision for credit losses, and narrower spreads on new loans in the Program compared to spreads earned on assets that paid down. These factors were partially offset by replacing called Bonds funding Program loans with lower cost debt.

The segment's ROE for both 2011 and 2010 was below its historical average ROE, especially in 2011. This was due primarily to a large amount of amortization, as mortgage rates declined substantially in both years. Without the additional volatility in amortization, the segment's ROE in 2011 would have been 13-15 percent, in line with historical average ROE.

Compared to the Traditional Member Finance segment, the Mortgage Purchase Program segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure, but also provides the opportunity for enhanced risk-adjusted returns which can augment earnings. As discussed elsewhere, although mortgage assets are the largest source of our market risk, we believe that we have historically managed the risk prudently and that these assets do not excessively elevate the balance sheet's overall market risk exposure.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Overview
Market risk exposure is the risk that net income and the value of stockholders' capital investment in the FHLBank may decrease, and that profitability may be uncompetitive as a result of changes and volatility in the market environment and business conditions. Along with business/strategic risk, market risk is normally one of our largest residual risks. We attempt to minimize market risk exposure within a prudent range while earning a competitive return on members' capital stock investment. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. Effective management of both components is important in order to attract and retain members and capital and to support Mission Asset Activity.

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that tend to change unfavorably for us when interest rates change. We mitigate the market risk of mortgage assets primarily with a portfolio of long-term unswapped fixed-rate callable and noncallable Consolidated Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk normally remains after funding and hedging activities.

We analyze market risk using numerous analytical measures under a variety of interest rate and business scenarios, including stressed scenarios, and perform sensitivity analysis on the many variables that can affect market risk, using several market risk models from third-party software companies. These models employ rigorous valuation techniques for the optionality that exists in mortgage prepayments, call and put options, and caps/floors. We regularly assess the effects of different assumptions, techniques and methodologies on the measurements of market risk exposure, including comparisons to alternative models and information from brokers/dealers.

We have historically emphasized strategies aimed at ensuring a moderate level of market risk, with the goal of providing a competitive earnings stream over a multitude of market and business environments and having a relative small amount of earnings volatility. These strategies include, among others: 1) conservative management of market risk exposure, 2) controlled growth in mortgage assets and 3) accounting and hedging practices that attempt to appropriately minimize earnings volatility from use of derivatives.

Policy Limits on Market Risk Exposure
We have five sets of policy limits regarding market risk exposure, which primarily address long-term market risk exposure. We determine compliance with our policy limits at every month-end or more frequently if market or business conditions change significantly or are volatile.

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

▪
Market Capitalization. The market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) must be above 95 percent in the current rate environment and must be above 85 percent in each of two stressful interest rate shocks.

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

In addition, Finance Agency Regulations and an internal policy provide controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. Historically, we have not purchased a large amount of mortgage-backed securities of private-label issuers, which can have more volatility in prepayment speeds and credit risk exposure than GSE mortgage-backed securities. We have tended to purchase the front-end prepayment tranches of collateralized mortgage obligations, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Full Year
Market Value of Equity	$3,944	$3,972	$4,026	$4,108	$4,075	$3,904	$3,692
% Change from Flat Case	(4.0)%	(3.3)%	(2.0)%	—	(0.8)%	(5.0)%	(10.1)%
2010 Full Year
Market Value of Equity	$3,849	$3,894	$3,978	$4,113	$4,141	$4,017	$3,846
% Change from Flat Case	(6.4)%	(5.3)%	(3.3)%	—	0.7%	(2.3)%	(6.5)%

Month-End Results
December 31, 2011
Market Value of Equity	$3,958	$3,964	$3,996	$4,090	$4,191	$4,102	$3,915
% Change from Flat Case	(3.2)%	(3.1)%	(2.3)%	—	2.5%	0.3%	(4.3)%
December 31, 2010
Market Value of Equity	$3,832	$3,870	$3,944	$4,021	$3,882	$3,661	$3,434
% Change from Flat Case	(4.7)%	(3.8)%	(1.9)%	—	(3.5)%	(9.0)%	(14.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Full Year	(0.2)	(0.8)	(1.4)	(1.1)	3.2	5.3	6.0
2010 Full Year	(1.5)	(1.9)	(3.0)	(2.9)	1.8	4.2	4.7

Month-End Results
December 31, 2011	0.5	(0.3)	(1.2)	(3.8)	0.5	3.7	5.5
December 31, 2010	(0.5)	(1.2)	(2.0)	1.7	5.1	6.5	6.8

In 2011, the average market risk exposure to higher interest rates was moderate, well within policy limits, and consistent with long-term historical average exposure. The average market risk exposure in this period indicated more exposure to higher interest rates compared to 2010's average exposure because 2010's exposure was at low levels. However, market risk exposure to higher interest rates at December 31, 2011 was below historical average levels and below the exposure at the end of 2010. This resulted from the further reductions in long-term rates that occurred in the third and fourth quarters of 2011. When mortgage rates rise 0.50 percentage points or more, we would expect market risk exposure to further rate increases to return to levels more consistent with historical positioning.

Throughout 2011 including at year end, market risk exposure to lower rates was also moderate, well within policy limits, consistent with long-term historical average exposure, and similar to 2010's average levels. Although declines in mortgage rates would accelerate mortgage prepayment speeds and require reinvestment of asset principal paydowns at lower yields, the effect on earnings would be significantly offset by the ability to call Consolidated Bonds before their final maturities and replace them at lower funding costs. The result would be that earnings would decrease moderately and profitability would remain competitive compared with market interest rates.

The market risk metrics are computed for parallel changes in interest rates (except for down rate shocks, as explained above). If interest rates were to increase sharply, we believe based on historical movements in rates, short-term rates would increase more than longer-term rates. In this scenario, our metrics indicate that market risk exposure would be materially less than under the parallel shock scenarios provided above.

Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates would change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to 2.00 percentage points (which would put fixed-rate mortgages at two percent or less) would still result in ROE being above market interest rates. However, sharp reductions in long-term rates could result in an immediate, one-time large amount of amortization of mortgage purchase premiums, which could negatively impact our results of operations for one quarter.

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

Market Capitalization Ratio
The ratio of the market value of equity to the par value of regulatory capital stock (called the "market capitalization ratio") indicates the theoretical net market value of portfolio assets after subtracting the theoretical net market cost of liabilities. The market capitalization ratio excludes retained earnings in the denominator and therefore shows the ability of the market value of equity to protect the value of stockholders' investment in our company.

To the extent the market capitalization ratio differs from 100 percent, it can represent potential real economic gains or losses, unrealized opportunity benefits or costs, temporary fluctuations in asset or liability prices, or market value remaining under a company liquidation under which all assets were sold and all liabilities were terminated or transferred. The ratio does not sufficiently measure the value of our company as a going concern because it does not consider franchise value, future new business activity, future risk management strategies, or the net profitability of assets after funding costs.

The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits, as described above.

		Monthly Average
		Year Ended
	December 31, 2011	December 31, 2011	December 31, 2010
Market Value of Equity to Par Value of Regulatory Capital Stock	120%	120%	117%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	118	117	114
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	121	114	106

In 2011, the market capitalization ratios in the scenarios indicated were well above 100 percent and in compliance with our policy limits. Currently the ratios are at favorable (high) levels due to the combination of 1) the fact that retained earnings currently comprise 13 percent of regulatory capital stock, 2) we have maintained market risk exposure at moderate levels, and 3) the anomaly that market prices of mortgage assets are at elevated levels compared to prices of our Consolidated Bonds. These measures provide additional support for our assessment that we have a moderate amount of market risk exposure.

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

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2011 Full Year	(20.1)%	(15.8)%	(9.2)%	—	(1.0)%	(14.6)%	(32.1)%
2010 Full Year	(22.8)%	(18.4)%	(11.1)%	—	2.7%	(6.4)%	(19.3)%

Month-End Results
December 31, 2011	(17.1)%	(15.2)%	(10.3)%	—	10.3%	4.2%	(10.6)%
December 31, 2010	(20.7)%	(15.9)%	(8.2)%	—	(9.0)%	(25.5)%	(42.8)%

These measures indicate that the average market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet. As expected, the mortgage assets portfolio had substantially greater risk than the entire balance sheet. Market risk exposure to higher rates at December 31, 2011 was lower than that at the end of 2010. The average exposure in 2011 to higher interest rates was consistent with historical average market risk exposure and substantially greater than 2010's average exposure to higher rates.

We believe that the mortgage assets portfolio continues to have a moderate amount of market risk exposure that is consistent with our conservative risk philosophy, cooperative business model, and the risk exposure generally associated with investing in mortgage assets.

Use of Derivatives in Market Risk Management
The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments classified by how we designate the hedging relationship.

(In millions)		December 31, 2011		December 31, 2010
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive floating interest rate swap (without options)	Converts the Advance's fixed rate to a variable rate index.	$2,269	$—	$2,397	$—
Pay-fixed, receive floating interest rate swap (with options)	Converts the Advance's fixed rate to a variable rate index and offsets option risk in the Advance.	7,326	184	8,053	184
Pay-float with embedded features, receive floating interest rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by offsetting embedded option risk in the Advance.	70	—	—	—
Total Advances		9,665	184	10,450	184
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	375	—	40
Consolidated Obligations Bonds:
Receive-fixed, pay floating interest rate swap (without options)	Converts the Bond's fixed rate to a variable rate index.	2,229	3,570	4,339	1,000
Receive-fixed, pay floating interest rate swap (with options)	Converts the Bond's fixed rate to a variable rate index and offsets option risk in the Bond.	1,780	1,325	3,905	50
Total Consolidated Obligations Bonds		4,009	4,895	8,244	1,050
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	—	431	—	92
Total		$13,674	$5,885	$18,694	$1,366

In addition to issuing long-term Consolidated Bonds, an important way that we manage and hedge market risk exposure is by engaging in derivatives transactions, primarily interest rate swaps. Our hedging and risk management strategies in using derivatives did not change in 2011 compared to historical strategies, nor were there changes in the accounting treatment of new or existing derivative hedge transactions that materially impacted our results of operations. The decrease in the notional amount of Advance hedges at year-end 2011 compared to year-end 2010 corresponded to the overall reduction in Advance balances.

In 2011, we began to account for certain Bond-related derivatives using an accounting election called "fair value option," which is included in the economic hedge category in the table. There was a corresponding decrease in the "fair value hedge" election, also as indicated in the table. The differences between accounting under "fair value option" and under "fair value hedge" are that 1) the "fair value option" does not carry a risk that hedge effectiveness testing would fail, which would result in recording the derivative at its fair market value with no offsetting changes in the market value of the hedged instrument, and 2) the "fair value option" records the fair market value of the hedged instrument at its full fair value instead of only the value of hedging the benchmark interest rate (designated to be LIBOR for these swaps). This change in accounting election resulted in a negligible amount of additional unrealized earnings volatility from accounting for derivatives. See "Critical Accounting Policies and Estimates" for further discussion.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate that we must comply with three limits on capital leverage and risk-based capital.

▪	We must maintain at least a 4.00 percent minimum regulatory capital-to-assets ratio. This has historically been the most binding regulatory requirement.

▪
We must maintain at least a 5.00 percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all of our Class B stock is permanent capital, this requirement is met automatically if we satisfy the 4.00 percent unweighted capital requirement.

▪	We are subject to a risk-based capital rule, as discussed below.

We have always complied with each capital requirement. The minimum regulatory capital ratio averaged 5.78 percent in 2011. The ratio at the end of 2011 was 6.37, which means that given the amount of regulatory capital, total assets could increase by approximately $35 billion before the capital-to-assets ratio would fall to 4.00 percent. This amount of growth in assets is unlikely to occur and, if it did, we would require additional amounts of capital under our Capital Plan before the 4.00 percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 17 of the Notes to Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. In 2011, the Board of Directors approved a retained earnings requirement of $350 million, based on mitigating all of our combined risks under stress scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. At December 31, 2011, we had $444 million of retained earnings. As discussed elsewhere, we will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Joint Capital Agreement.

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

(Dollars in millions)	Year-end 2011	Monthly Average 2011	Year-end 2010
Market risk-based capital	$125	$153	$158
Credit risk-based capital	173	176	184
Operational risk-based capital	89	99	102
Total risk-based capital requirement	387	428	444
Total permanent capital	3,845	3,891	3,887
Excess permanent capital	$3,458	$3,463	$3,443
Risk-based capital as a percent of permanent capital	10%	11%	11%

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite ongoing deterioration in the credit conditions of many of our members and in the value of some pledged collateral, which began in 2008, we believe that credit risk exposure in our secured lending activities continued to be minimal in 2011. We base this assessment on the following factors:

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At December 31, 2011, our policy on over-collateralization resulted in total collateral pledged of $156.8 billion with total borrowing capacity of $102.5 billion. Lower borrowing capacity results because we apply Collateral Maintenance Requirements (CMRs) to discount the value of pledged collateral in order to recognize market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

As indicated in the table below, the allocation of total pledged collateral (unadjusted for CMRs) between December 31, 2011 and December 31, 2010 did not change materially. At December 31, 2011, 79 percent of collateral was related to residential mortgage lending in single family loans and home equity lines.

	December 31, 2011		December 31, 2010
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)
Single family loans	62%	$97.0	62%	$93.4
Home equity loans/lines of credit	17	26.2	19	28.0
Commercial real estate	11	17.1	10	15.5
Bond securities	8	13.5	7	10.6
Multi-family loans	2	2.6	2	2.5
Farm real estate	(a)	0.4	(a)	0.5
Total	100%	$156.8	100%	$150.5

(a)	Less than one percent of total pledged collateral.

We assign each member one of four levels of collateral status-Blanket, Securities, Listing, and Physical Delivery-
based in part on our credit rating (described below) that reflects our view of the member's current financial condition, capitalization, level of problem assets, and other risk factors. Under Blanket status, which is the least restrictive status and is available for lower risk institutions, the borrowing member is not required to provide loan level detail on pledged collateral. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers. Currently, approximately 85 percent of members and borrowing nonmembers have been assigned Blanket collateral status. Over 90 percent of single family mortgage loan collateral and commercial real estate collateral is under blanket status and almost all home equity loan collateral is under Blanket status.

Under Listing collateral status, a member pledges and provides us detailed information on specifically identified individual loans and securities that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, insurance companies pledging loans, and newly chartered institutions. We require borrowers assigned to Physical Delivery to deliver into our possession securities and/or original notes, mortgages or deeds of trust. The instruments we accept are highly restrictive and subject to a conservative valuation process. We require Physical status for insurance companies to help ensure our position as a first-priority secured creditor, to the extent permitted under state insurance regulation, because they do not have the backing of the FDIC or other deposit insurance funds controlled by a regulator. We require Physical status for newly chartered institutions until they have developed a solid financial history that trends strongly towards being profitable.

Some members may pledge bond securities, which we hold are under physical delivery collateral status. We regularly estimate market values of collateral under Listing and Physical status using a third-party pricing service.

Borrowing Capacity/Lendable Value. We determine borrowing capacity against pledged collateral by applying CMRs. CMRs are intended to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset in the event we must liquidate collateral. They are percentage adjustments (i.e., discounts) applied to the estimated market value of pledged collateral, and therefore their application results in borrowing capacity that is less than the amount of pledged collateral. The discounts are determined by dividing one by the CMR; for example, a CMR of 150 percent translates into a discount of 66.7 percent, which means that 66.7 percent of the market value is eligible for borrowing. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally assigned higher CMRs.

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at December 31, 2011. The ranges of lendable values are expressed as percentages of collateral market value and exclude subprime and nontraditional mortgage loan collateral. Loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information.

Lending Values Applied to Collateral
Blanket Status
1-4 family loans	67-83%
Multi-family loans	41-53%
Home equity loans/lines of credit	37-63%
Commercial real estate loans	44-56%
Farm real estate loans	51-69%

Listing Status/Physical Delivery
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	93-100%
U.S. agency MBS/CMOs	90-96%
Private-label MBS/CMOs	65-87%
Commercial mortgage-backed securities	48-83%
Small Business Administration certificates	91%
1-4 family loans	70-83%
Multi-family loans	49-63%
Home equity loans/lines of credit	53-69%
Commercial real estate loans	53-67%

Collateralization of Former Members. On December 31, 2011, we had $4,756 million of Advances outstanding to former members that had been acquired by financial institutions who are not members of our FHLBank. Of this amount, $4,102 million was supported by subordination or other intercreditor security agreements with other FHLBanks, with collateral totaling $5,136 million based on our required collateral levels. The remainder was collateralized by $31 million of marketable securities and $1,604 million in loan collateral held in our custody. Subordination agreements mitigate our risk in the event of default of the counterparty FHLBank by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing an incentive to ensure pledged collateral values are sufficient to cover all parties.

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

Internal Credit Ratings of Members. We assign each borrower an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The analysis focuses on asset quality, financial performance, earnings quality, liquidity, and capital adequacy. The credit ratings are used in conjunction with other measures of the credit risk posed by members and pledged collateral, as described above, in managing credit risk exposure of Advances. A lower internal credit rating can cause us to 1) decrease the institution's borrowing capacity via higher CMRs, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral into our custody, and/or 4) prompt us to more closely and/or frequently monitor the institution using several established processes.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure. The lower the numerical rating, the higher our assessment of the member's credit quality. A “4” rating is our assessment of the lowest level of satisfactory performance.

(Dollars in billions)
December 31, 2011			December 31, 2010
	All Members and Borrowing Nonmembers			All Members and Borrowing Nonmembers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	420	$57.0	1-3	394	$50.7
4	181	41.0	4	186	32.5
5	72	2.0	5	72	4.7
6	34	0.7	6	53	1.8
7	46	1.8	7	43	1.9
Total	753	$102.5	Total	748	$91.6

Many members continue to be adversely affected by the last recession, the weak economic recovery, and the continued distress in the housing market. As of December 31, 2011, 152 members and borrowing nonmembers (20 percent of the total) had credit ratings of 5 or below, with $4.5 billion of borrowing capacity. There was a modest improvement in our members' overall financial health in 2011, as indicated by the movement of 16 members out of the two lowest credit ratings levels.

Member Failures, Closures, and Receiverships. There were no member failures in our District in 2011. However, there were two member failures during the first two months of 2012. These institutions had no Advances outstanding with us.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is moderate, an assessment made based on the following factors:

▪	various credit enhancements for conventional loans, which generally protect us against losses to a 50 percent loss severity on each loan;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively moderate overall amount of delinquencies and defaults experienced when compared to national averages;

▪	only $5.4 million of program-to-date charge-offs through December 31, 2011;

▪
our estimate that $21 million of additional losses have been incurred in the Program as of December 31, as recognized in our allowance for credit losses, which represent only 0.32 percentage points of the unpaid principal balance of conventional mortgages; and

▪
financial analysis suggesting that future credit losses will not materially harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely conditions for mortgage defaults.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio. There was little change in the FICO® score distribution in 2011 compared with prior periods. We believe the distribution of FICO® scores is one indication of the portfolio's overall favorable credit quality, with 68 percent of the portfolio having scores above an excellent level of 740 and 86 percent having scores above 700 which is threshold generally considered indicative of homeowners' good credit quality.

FICO® Score (1)	December 31, 2011	December 31, 2010
< 620	—%	—%
620 to < 660	4	4
660 to < 700	10	11
700 to < 740	18	20
>= 740	68	65

Weighted Average	754	750

(1)	Represents the original FICO® score.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2011	December 31, 2010	Loan-to-Value	December 31, 2011	December 31, 2010
<= 60%	21%	20%	<= 60%	26%	27%
> 60% to 70%	18	18	> 60% to 70%	17	17
> 70% to 80%	52	54	> 70% to 80%	29	28
> 80% to 90%	6	5	> 80% to 90%	14	16
> 90%	3	3	> 90% to 100%	6	6
			> 100%	8	6
Weighted Average	70%	70%	Weighted Average	72%	71%

Overall loan-to-value ratios deteriorated only slightly in 2011. At December 31, 2011, 14 percent of loans were estimated to have current loan-to-value ratios above 90 percent, up from three percent at origination, despite significant deterioration in national average housing prices in recent years. There has been a more substantial increase in the percentage of loans with current loan-to-value ratios between 80 and 90 percent, from six percent at origination to 14 percent at the end of 2011. Further significant reductions in home prices could move the ratios on these loans above 100 percent and increase loan defaults.

Based on the available data, we believe we have little exposure to loans in the Program considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The geographical allocation of conventional loans in the Program is concentrated in Ohio, as shown on the following table based on unpaid principal balance.

	December 31, 2011		December 31, 2010
Ohio	53%	Ohio	49%
Kentucky	11	Kentucky	9
Indiana	8	Indiana	7
California	3	California	4
Maryland	2	Texas	3
All others	23	All others	28
Total	100%	Total	100%

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account. The Lender Risk Account is a purchase-price holdback that PFIs may receive back from us, starting five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. The Lender Risk Account is funded by the FHLBank as a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not. The amount of loss claims against the Lender Risk Account in 2011 was approximately $5 million. The Account had balances of $69 million and $44 million at December 31, 2011 and 2010, respectively. The Account increased in 2011 as a result of implementing the new credit enhanced program that replaces the supplemental mortgage insurance with an increased use of the Account. See Note 11 of the Notes to Financial Statements for additional details.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2011	December 31, 2010
Early stage delinquencies - unpaid principal balance (1)	$82	$94
Serious delinquencies - unpaid principal balance (2)	91	78
Early stage delinquency rate (3)	1.3%	1.5%
Serious delinquency rate (4)	1.4	1.2
National average serious delinquency rate (5)	4.2	4.6

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2011 rate is based on September 30, 2011 data.

The Mortgage Purchase Program has experienced a moderate amount of delinquencies and foreclosures. The rates continued to be well below national averages and we expect this to continue to be the case. Growth in overall delinquency rates slowed in 2011, with early stage delinquency rates actually falling. These data may not indicate a sustainable trend of a subsiding of stresses in the housing market or a respite based on a slowdown in the rate at which financial institutions are initiating foreclosures.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2011, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $505 million of conventional principal balances with current loan-to-values above 100 percent, only $35 million (seven percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods:

(In millions)	December 31, 2011	December 31, 2010
Estimated credit losses, before credit enhancements	$(64)	$(49)
Estimated amounts to be covered by:
Primary mortgage insurance	5	4
Supplemental mortgage insurance	30	25
Lender Risk Account	8	8
Allowance for credit losses, after credit enhancements	$(21)	$(12)

The data presented above are aggregated, which provide useful information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including primary mortgage insurance (for individual loans), the Lender Risk Account, and supplemental mortgage insurance. Although the overwhelming majority of pools have not experienced credit losses and are not projected to do so except under extremely stressful economic conditions including further home price declines, some pools are experiencing credit losses that began in 2010.

Although we establish credit enhancements in each mortgage pool at the time of the pool's origination that are sufficient to absorb loan losses of approximately 50 percent, the magnitude of the declines in home prices, increase in unemployment rates, and increase in delinquencies in some areas since 2006 has resulted in losses in some of the mortgage pools that have exhausted credit enhancements. Some of our mortgage pools have a concentration of loans originated in states and localities (e.g., California, Arizona, Florida, and Nevada) that have had the most severe declines in home prices. We purchased most of these loan pools from a former member that stopped selling us mortgage loans in 2007. When a mortgage pool's credit enhancements are exhausted, the FHLBank realizes any additional credit losses in that pool.

In addition to the analysis performed to determine the allowance for credit losses as discussed in Note 11 of the Notes to Financial Statements, we perform analysis using recognized third-party credit and prepayment models, which are updated periodically, to estimate potential ranges of lifetime credit risk exposure for the loans in the Program. We believe that future credit losses will be moderately higher. However, even under adverse scenarios for home prices or unemployment rates (and assuming the two SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease our overall profitability or annual dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses could increase by approximately $60 million, which would decrease annual ROE by 0.30 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
Primary Mortgage Insurance
Some of our conventional loans carry primary mortgage insurance (PMI) as a credit enhancement feature. Based on the guidelines of the Mortgage Purchase Program, we have assessed that we do not have any credit risk exposure to the primary mortgage insurance providers.

Supplemental Mortgage Insurance
Another credit enhancement feature is Supplemental Mortgage Insurance (SMI) purchased from Genworth and MGIC. Beginning February 1, 2011, we no longer use SMI as a credit enhancement for all new business; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have outstanding SMI coverage through Genworth and MGIC. Although we discontinued committing new business with MGIC in 2008, 50 percent of our outstanding loans with SMI were underwritten by MGIC at December 31, 2011.

We subject both SMI providers to a standard credit underwriting analysis. Both providers have experienced weakened financial conditions in the last several years. The lowest credit rating from NRSROs is B+ for MGIC and BB- for Genworth, with both on negative outlook. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to fulfill any of their insurance coverage on defaulting loans (with an assumption that we would obtain only a limited recovery rate), we estimate exposure at December 31, 2011 to the providers over the life of the loans to be approximately $21 million. In a more adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same limited recovery rate assumption), we estimate exposure to be approximately $32 million.

At this time, from our analysis based in part on consultation with a third-party rating agency that specializes in mortgage insurance companies, we do not expect either of the providers to fail to fulfill their insurance contracts. Over time, as existing business in the Mortgage Purchase Program pays off and is replaced with new business which does not rely on SMI, the amount of exposure will diminish.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

(In millions)	December 31, 2011
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$540	$1,730	$2,270
Certificates of deposit	—	2,329	1,625	3,954
Other (1)	217	—	—	217
Total unsecured liquidity investments	217	2,869	3,355	6,441
Guaranteed/Secured Liquidity Investments
U.S. Treasury obligations	—	331	—	331
Government-sponsored enterprises (2)	—	2,554	—	2,554
TLGP (3)	—	1,411	—	1,411
Total guaranteed/secured liquidity investments	—	4,296	—	4,296
Total liquidity investments	$217	$7,165	$3,355	$10,737

	December 31, 2010
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,930	$2,550	$5,480
Certificates of deposit	—	4,715	1,075	5,790
Total unsecured liquidity investments	—	7,645	3,625	11,270
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell (4)	2,950	—	—	2,950
U.S. Treasury obligations	1,905	—	—	1,905
Government-sponsored enterprises (2)	4,518	—	—	4,518
TLGP (4)	1,011	—	—	1,011
Total guaranteed/secured liquidity investments	10,384	—	—	10,384
Total liquidity investments	$10,384	$7,645	$3,625	$21,654

(1)	Consists of debt securities issued by International Bank for Reconstruction and Development.

(2)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

(3)	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(4)	Securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans with highly rated counterparties.

We believe these investments were purchased from counterparties that have a strong ability to repay principal and interest. At December 31, 2011, 40 percent of our liquidity investments were purchased from counterparties that provide explicit guarantees from the U.S. government (Treasuries and TLGP securities), that are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell). Despite Standard & Poor's downgrade of certain of these securities, we believe they continue to represent minimal credit risk exposure to us.

We believe we face minimal exposure in our unsecured liquidity investments to counterparties that could have significant direct or indirect exposure to European sovereign debt, especially to those countries experiencing financial distress. We are aggressive in limiting exposure to such counterparties, either by placing maturity limits, dollar limits, or outright suspensions of any activity. Also, in 2011, as shown in the table above, we lowered exposure to private unsecured counterparties and substituted investments to government-guaranteed and secured counterparties. At December 31, 2011 our exposure to foreign unsecured counterparties totaled $5,325 million, all to counterparties with holding companies domiciled in countries receiving triple-A sovereign ratings. The following table presents our exposure to foreign unsecured counterparties by country.

(In millions)
December 31, 2011
Canada	$2,295
Australia	1,045
United Kingdom	605
Finland	430
Netherlands	350
Sweden	350
Switzerland	250
Total	$5,325

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
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

As indicated in Note 7 of the Notes to Financial Statements, at December 31, 2011, our GSE mortgage-backed securities had a total book value of $9,684 million and an estimated net unrealized market value gain totaling $399 million, which resulted in a market value of 104 percent of book value. The market value gain reflects the lower overall level of mortgage rates at year end, compared to when the securities were originated, and elevated market prices on GSE mortgage-backed securities. The elevated market prices are commonly attributed to the combination of the high demand for mortgage-related securities, the view of market participants that GSE mortgage-backed securities have little if any credit risk, and a relative lack of supply of new mortgage securities.

Mortgage-Backed Securities Issued by Other Government Agencies
Beginning in the fourth quarter of 2010, we invested in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. At December 31, 2011, their book value totaled $1,501 million, with an estimated net market value loss of $1 million. The strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The following table presents information on the one private-label mortgage-backed security we had outstanding at December 31, 2011. We sold four of these types of securities in the third quarter of 2011.

(Dollars in millions)	Investment Rating	Fair Value	Unpaid Principal Balance	Fair Value as a Percent of Unpaid Principal Balance (1)
December 31, 2011	AAA	$17	$17	101.2%
December 31, 2010	AAA	90	88	102.1

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Unlike GSE and agency mortgage-backed securities, our holdings of private-label mortgage-backed securities expose us to credit risk because the issuers do not guarantee principal and interest payments. We believe our private-label security is composed of high quality mortgages and have had, and will continue to have, a minimal amount of credit risk. It carries increased credit subordination, is collateralized primarily by prime, fixed-rate, first lien mortgages originated in 2003, has a current estimated average loan-to-value ratio of 44 percent, and has an average serious delinquency rate of only 1.67 percent at December 31, 2011. We have never considered any of our private-label mortgage-backed securities to be other-than-temporarily impaired on any date.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at December 31, 2011. On this date, and throughout 2011 we had a minimal amount of residual credit risk exposure.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	795	2	—	2
A	18,333	3	(2)	1
Member institutions (2)	431	2	—	2
Total	$19,559	$7	$(2)	$5

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding. Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we continue to have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. For the periods noted, no counterparty of our interest rate swaps had any Credit Services outstanding.

(In millions)
December 31, 2011				December 31, 2010
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Barclays Bank PLC	A	$3,596	$—	Barclays Bank PLC	Aa/AA	$4,866	$—
BNP Paribas	A	2,830	—	Credit Suisse International	A	3,030	—
Deutsche Bank AG	A	2,116	—	Morgan Stanley Capital Services	A	2,414	—
Royal Bank of Scotland PLC	A	1,981	—	All others (11 counterparties)	A to Aa/AA	9,618	2
All others (9 counterparties)	A to Aa/AA	8,230	3	Total		$19,928	$2
Total		$18,753	$3

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

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is through cost effective access to the capital markets for participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and for execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in 2011, our share of participations in debt issuances totaled $413.5 billion for Discount Notes and $18.0 billion for Consolidated Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong in 2011 and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

Beginning in the second half of 2010 and continuing in 2011, we held additional asset liquidity by investing in short-term U.S. Treasury securities and GSE debt obligations and extending maturities of short-term debt. Although the government continues to face serious fiscal challenges and Standard & Poor's downgraded the FHLBank System's debt to AA+ in August 2011, in all of 2011 the System experienced uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Investors continue to favor the System's debt issuances; spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR did not change materially, even at the height of the government's financing issues and Standard & Poor's in the summer. After experiencing modest and temporary increases in late July and early August, the System's short-term debt costs returned by mid-August to the historically normal range.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we tend to hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance and our internal operational liquidity measures tended to be in the range of $4 billion to $6 billion during 2011.

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

Contingency Liquidity Requirement (in millions)	December 31, 2011	December 31, 2010
Total Contingency Liquidity Reserves (1)	$23,599	$32,342
Total Requirement (2)	(6,669)	(12,393)
Excess Contingency Liquidity Available	$16,930	$19,949

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

Deposit Reserve Requirement (in millions)	December 31, 2011	December 31, 2010
Total Eligible Deposit Reserves	$33,733	$38,063
Total Member Deposits	(1,067)	(1,438)
Excess Deposit Reserves	$32,666	$36,625

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2011. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2010. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$10,228	$9,081	$3,556	$5,861	$28,726
Operating leases (include premises and equipment)	1	2	—	—	3
Mandatorily redeemable capital stock	2	271	2	—	275
Commitments to fund mortgage loans	431	—	—	—	431
Pension and other postretirement benefit obligations	2	4	4	20	30
Total Contractual Obligations	$10,664	$9,358	$3,562	$5,881	$29,465

(1)
Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2011. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2010, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$4,685	$54	$44	$55	$4,838
Standby bond purchase agreements	35	344	20	—	399
Consolidated Obligations traded, not yet settled	58	500	—	40	598
Total off-balance sheet items	$4,778	$898	$64	$95	$5,835

(1)	Represents notional amount of off-balance sheet obligations.

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

There were no material developments regarding our operational risk exposure in 2011.

Internal Department Procedures and Controls
Each of our departments maintains and regularly reviews and enhances, as needed, a system of internal procedures and controls, including those that address proper segregation of duties. Each system is designed to prevent any one individual from processing the entirety of a transaction that affects member accounts, correspondent FHLBank accounts or third-party servicers providing support to us. We review daily and periodic transaction activity reports in a timely manner to detect erroneous or fraudulent activity. Procedures and controls also are assessed on an enterprise-wide basis, independently from the business unit departments. We also are in compliance with Sarbanes-Oxley Sections 302 and 404, which focus on the control environment over financial reporting.

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

We have identified the following critical accounting policies that require management to make subjective or complex judgments about inherently uncertain matters. Our financial condition and results of operations could be materially affected under different conditions or different assumptions related to these accounting policies.

Accounting for Derivatives and Hedging Activity

In accordance with Finance Agency Regulations, we execute all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2011 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings. We generally plan our use of derivatives to maximize the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments.

Fair Value Hedges
As indicated in the "Use of Derivatives in Market Risk Management" section of "Quantitative and Qualitative Disclosures About Risk Management," we designate the majority of our derivatives as fair value hedges. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting, partially or fully, the change in fair value of the derivatives. For derivatives accounted for as fair value hedges, the hedged risk is designated to be changes in LIBOR benchmark interest rates. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives.

In order to determine if a derivative qualifies for fair value hedge accounting, we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged. To do this, each month we perform effectiveness testing using a consistently applied standard statistical methodology, regression analysis, that measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass pre-defined critical values to enable us to conclude that the fair values of the derivative transaction have a close correlation and strong relationship with the fair values of the hedged instrument. If any of the measure is outside of its respective tolerance, the hedge no longer qualifies for hedge accounting. This then means we must record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument. Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test will be infrequent. This has been the case historically.

Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2011, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of stressed interest rate environments was in a range of negative $10 million to positive $5 million. We believe this range is modest compared to the amount of notional principal amount. As noted previously, each derivative/hedged instrument transaction had very closely related, or exactly matched, characteristics such as notional amount, final maturity, options, interest payment frequencies, reset dates, etc. Fair value differences that have actually occurred have historically resulted in a relatively small amount of earnings volatility. These differences are primarily because 1) our interest rate swaps have an adjustable-rate LIBOR leg (which is referenced to 1- or 3-month LIBOR), whereas the hedged instruments do not, and 2) option values of the swaps versus those of hedged instruments may have different changes in values.

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

Fair Value Option--Economic Hedge
In 2011, we began to account for certain Bond-related derivatives using an accounting election called "fair value option," which is included in the economic hedge category. We currently have a $5.0 billion policy limit on the notional principal amount of such election. An economic hedge under the fair value option does not require passing effectiveness testing to permit the derivatives' fair market value to be offset with the market value of the hedged instrument, as is required under a fair value hedge. However, it records the fair market value of the hedged instrument at its full fair value instead of only the value of hedging the benchmark interest rate (LIBOR). The effect of electing full fair value is that the hedged instruments' market value includes the impact of changes in spreads between LIBOR and the interest rate index related to the hedged instrument. Therefore, full fair value results in a different kind of unrealized earnings volatility (which could be higher or lower) compared to accounting under fair value hedge treatment. The magnitude and direction depends on changes in interest rates, changes in LIBOR versus Consolidated Obligation debt costs, and the dollar amount of hedges that may fail effectiveness testing under the fail value hedging treatment.

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

We typically pay more than the principal balance when the interest rate on a purchased mortgage is greater than the prevailing market rate for similar mortgages. The net purchase premium is amortized as a reduction in the mortgage's book yield. Similarly, if we pay less than the principal balance, the net discount is accreted in the same manner as the premium, resulting in an increase in the mortgage's book yield. We have historically purchased most of the loans in the Mortgage Purchase Program at premiums. Overall, mortgage-backed securities have been purchased at net premiums, generally at prices close to par. At the end of 2011, the Mortgage Purchase Program had a net premium balance of $120 million and mortgage-backed securities had a net premium balance of $41 million, resulting in a total mortgage net premium balance of $161 million.

When mortgage principal cash flows are volatile, there can be substantial fluctuation in the accounting recognition of premiums and discounts. We update the constant effective yield method monthly using actual historical and projected principal cash flows. Projected principal cash flows requires us to estimate prepayment speeds, which are driven primarily by changes in interest rates. When interest rates decline, actual and projected prepayment speeds are likely to increase. This accelerates the amortization/accretion, resulting in a reduction in the mortgages' book yields on premium balances and an increase in book yields on discount balances. The opposite effect tends to occur when interest rates rise. The immediate adjustment and the schedules for future amortization/accretion are based on applying the new constant effective yield as if it had been in effect since the purchase of the assets. See Note 1 of the Notes to Financial Statements for additional information.

Our mortgages under the Mortgage Purchase Program are stratified for amortization purposes into multiple portfolios according to common characteristics such as coupon interest rate, state of origination, final original maturity (mostly 15, 20, and 30 years), loan age, and type of mortgage (i.e., conventional and FHA). We compute amortization/accretion for each mortgage-backed security separately. Projected prepayment speeds are derived using a market-tested third-party prepayment model. We estimate prepayment speeds using a single interest rate scenario of implied forward interest rates for LIBOR and residential mortgages computed from the daily average market interest rate environment from the previous month. We use implied forward interest rates because they underlie many market practices, both from a theoretical and operational perspective. We regularly test the reasonableness and accuracy of the prepayment model by comparing its projections to actual prepayment results experienced over time and to dealer prepayment indications.

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

We regularly perform analyses that test the sensitivity of premium/discount recognition for mortgage assets to changes in prepayment speeds. The following table shows, as of year-end 2011, the estimated adjustments to the immediate recognition of premium amortization/discount accretion for various interest rate shocks. Although some of the changes shown below would result in a substantial change in ROE in the quarter in which the rate change occurred, it currently would not materially threaten the competitiveness of profitability.

(In millions)	-200	-100	-50	Base	+50	+100	+200
	$(32)	$(28)	$(21)	$(6)	$17	$27	$33

Provision for Credit Losses

We evaluate Advances and the Mortgage Purchase Program to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios.

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2011, we had rights to collateral (either loans or securities), on a member-by-member basis, with an estimated fair value that exceeds the amount of outstanding Advances. At the end of 2011, the aggregate estimated value of this collateral was $156.8 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member's pledged collateral would be available as necessary to cover any of that member's credit obligations to the FHLBank.

Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members' prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses was necessary at December 31, 2011. See Notes 1 and 9 of the Notes to Financial Statements for additional information.

Mortgage Loans Acquired Under the Mortgage Purchase Program
We analyze loans in the Mortgage Purchase Program on at least a quarterly basis by 1) estimating the incurred credit losses inherent in the portfolio and comparing these to credit enhancements, including the recoverability of insurance, and 2) establishing reserves based on the results. We apply a consistent methodology to determine our estimates.

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

Supplemental Mortgage Insurance coverage, if applicable, is applied on a loan-by-loan basis. Two key factors contribute to the possibility of exceeding the coverage: first, the severity of the loss and, second, the total losses within a particular Master Commitment Contract. Since the first half of 2005, SMI policies for Master Commitment Contracts issued in amounts greater than $35 million have had a stop-loss feature that limits the total dollar amount of coverage provided by the insurer on each Master Commitment Contract. Beginning in May 2008, policies for all Master Commitment Contracts include a stop-loss feature. The stop-loss is equal to the total initial principal balance of loans under the Master Commitment Contract multiplied by the stop-loss percentage and represents the maximum aggregate amount payable by the Supplemental Mortgage Insurance provider under the policy for that pool. The stop-loss is established at a level that permits the affected loan pools to attain an investment-grade double-A implied credit rating at the time a Master Commitment Contract is closed. To date, the stop-loss feature has not negatively affected the estimate of credit losses; and we expect this to continue to be the case.

Based on our analysis, as of December 31, 2011, we determined that an allowance for credit losses of $21 million was required for our conventional mortgage loans in the Mortgage Purchase Program. Further substantial reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

Other-Than-Temporary Impairment Analysis for Investment Securities

Due to the decline in value of residential U.S. real estate and difficult conditions in the credit and mortgage markets, we closely monitor the performance of our investment securities to evaluate our exposure to the risk of loss of principal or interest on these investments and to determine on a quarterly basis whether this risk of loss represents an other-than-temporary impairment.

An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we assess whether the amortized cost basis of the security will be recovered by considering numerous factors, as described in Notes 1 and 8 of the Notes to Financial Statements. We must recognize impairment losses if we intend to sell the security or if available evidence indicates it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. We also must recognize impairment losses when any credit losses are expected for the security. This includes consideration of market conditions and projections of future results which requires significant judgments, estimates and assumptions, especially considering the unprecedented deterioration in the national housing market and the uncertainty in other macroeconomic factors that make estimating future results imprecise.

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2011 we did not consider any of our investment securities to be other-than-temporarily impaired.

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

The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level of valuation hierarchy.

(Dollars in millions)	December 31, 2011
	Assets				Liabilities
	Trading Securities	Available-for-sale Securities	Derivative Assets(1)	Total	Derivative Liabilities(1)	Consolidated Obligation Bonds (2)	Total
Level 1	—%	—%	—%	—%	—%	—%	—%
Level 2	100	100	100	100	100	100	100
Level 3	—	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%
Total GAAP Fair Value	$2,863	$4,171	$5	$7,039	$105	$4,900	$5,005

(Dollars in millions)	December 31, 2010
	Assets				Liabilities
	Trading Securities	Available-for-sale Securities	Derivative Assets(1)	Total	Derivative Liabilities(1)	Consolidated Obligation Bonds (2)	Total
Level 1	—%	—%	—%	—%	—%	—%	—%
Level 2	100	100	100	100	100	—	100
Level 3	—	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	—%	100%
Total GAAP Fair Value	$6,403	$5,790	$2	$12,195	$228	$—	$228
(1)     Based on total fair value of derivative assets and liabilities after effect of counterparty netting and cash collateral netting.
(2)    Represents Consolidated Obligation Bonds recorded under the fair value option.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements

Summary income statements for each quarter within the two years ended December 31, 2011 are provided in the tables below.

	2011
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$277	$263	$231	$240	$1,011
Interest expense	207	196	187	172	762
Net interest income	70	67	44	68	249
Provision for credit loss	2	1	2	7	12
Non-interest income (loss)	4	—	(7)	(2)	(5)
Non-interest expense	30	28	17	19	94
Net income	$42	$38	$18	$40	$138

	2010
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$325	$322	$305	$302	$1,254
Interest expense	257	258	245	219	979
Net interest income	68	64	60	83	275
Provision for credit loss	—	—	4	9	13
Non-interest income	4	5	8	3	20
Non-interest expense	29	28	28	33	118
Net income	$43	$41	$36	$44	$164

Investment Securities

Data on investments for the years ended December 31, 2011, 2010 and 2009 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2011	2010	2009
Trading securities:
U.S. Treasury obligations	$331	$1,905	$—
Government-sponsored enterprises	2,530	4,496	3,799
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities	2	2	3
Total trading securities	2,863	6,403	3,802

Available-for-sale securities:
Certificates of deposit	3,954	5,790	6,670
Other *	217	—	—
Total available-for-sale securities	4,171	5,790	6,670

Held-to-maturity securities:
Government-sponsored enterprises	24	22	27
States and local housing agency obligations	—	3	10
TLGP	1,411	1,011	—
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities	1,501	910	—
Government-sponsored enterprise residential mortgage-backed securities	9,684	10,657	11,247
Private-label residential mortgage-backed securities	17	88	187
Total held-to-maturity securities	12,637	12,691	11,471

Total securities	19,671	24,884	21,943

Securities purchased under agreements to resell	—	2,950	100
Federal funds sold	2,270	5,480	2,150
Total investments	$21,941	$33,314	$24,193

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

As of December 31, 2011, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$331	$—	$—	$—	$331
Government-sponsored enterprises	2,530	—	—	—	2,530
Mortgage-backed securities*:
Other U.S. obligation residential mortgage-backed securities	—	—	—	2	2
Total trading securities	2,861	—	—	2	2,863
Yield on trading securities	0.14%	—%	—%	2.16%

Available-for-sale securities:
Certificates of deposit	3,954	—	—	—	3,954
Other **	217	—	—	—	217
Total available-for-sale securities	4,171	—	—	—	4,171
Yield on available-for sale securities	0.19%	—%	—%	—%

Held-to-maturity securities:
Government-sponsored enterprises	24	—	—	—	24
TLGP	1,411	—	—	—	1,411
Mortgage-backed securities*:
Other U.S. obligation residential mortgage-backed securities	—	—	1,501	—	1,501
Government-sponsored enterprise residential mortgage-backed securities	—	—	1,433	8,251	9,684
Private-label residential mortgage-backed securities	—	—	17	—	17
Total held-to-maturity securities	1,435	—	2,951	8,251	12,637
Yield on held-to-maturity securities	0.21%	—%	2.63%	2.71%

Total securities	8,467	—	2,951	8,253	19,671

Federal funds sold	2,270	—	—	—	2,270
Total investments	$10,737	$—	$2,951	$8,253	$21,941

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

**	Consists of debt securities issued by International Bank for Reconstruction and Development.

As of December 31, 2011, the FHLBank held securities of the following issuers, excluding certificates of deposit, with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises, securities of the U.S. government, and government agencies and corporations. All other issuers are combined in the table below.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Freddie Mac	$4,102	$4,229
Fannie Mae	8,136	8,408
Federal Deposit Insurance Corporation	1,411	1,411
United States Treasury	331	331
National Credit Union Administration Trust	1,501	1,500
Government National Mortgage Association	2	2
Certificates of deposit (12 issuers)	3,954	3,954
All other investments (2 issuers)	234	234
Total investment securities	$19,671	$20,069

Loan Portfolio Analysis

The FHLBank's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLBank's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the year ended December 31, 2011.

(Dollars in millions)	2011	2010	2009	2008	2007
Domestic:
Advances	$28,424	$30,181	$35,818	$53,916	$53,310
Real estate mortgages	$7,871	$7,782	$9,366	$8,632	$8,928
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest	$145	$133	$135	$73	$50
Non-accrual loans, unpaid principal balance (1)	$2	$—	$—	$—	$—
Troubled debt restructurings (not included above)	$1	$—	$—	$—	$—
Allowance for credit losses on mortgage loans, beginning of year	$12	$—	$—	$—	$—
Charge-offs	(3)	(1)	—	—	—
Provision for credit losses	12	13	—	—	—
Allowance for credit losses on mortgage loans, end of year	$21	$12	$—	$—	$—
Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.02%	—%	—%	—%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLBank's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2011	2010	2009
Consolidated Discount Notes
Outstanding at year-end (book value)	$26,136	$35,003	$23,187
Weighted average rate at year-end (1) (2)	0.03%	0.11%	0.07%
Daily average outstanding for the year (book value)	$32,292	$27,914	$35,272
Weighted average rate for the year (2)	0.09%	0.15%	0.32%
Highest outstanding at any month-end (book value)	$37,902	$36,101	$52,568
Consolidated Bonds (short-term)
Outstanding at year-end (par value)	$2,725	$2,350	$5,992
Weighted average rate at year-end (2) (3)	0.20%	0.43%	0.83%
Daily average outstanding for the year (par value)	$2,635	$3,187	$6,211
Weighted average rate for the year (2) (3)	0.29%	0.56%	1.31%
Highest outstanding at any month-end (par value)	$3,200	$5,859	$7,132

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2011, term deposits in denominations of $100,000 or more totaled $90,850,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

By remaining maturity at December 31, 2011	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
(In millions)
Time certificates of deposit
($1 or more)	$13	$39	$24	$15	$91

Ratios

	2011	2010	2009
Return on average assets	0.21%	0.24%	0.32%
Return on average equity	3.89	4.67	6.38
Average equity to average assets	5.29	5.08	4.96
Dividend payout ratio	95%	84%	68%

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

In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the "FHLBank") at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Cincinnati, Ohio
March 16, 2012

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2011	2010
ASSETS
Cash and due from banks (Note 3)	$2,033,944	$197,623
Interest-bearing deposits	119	108
Securities purchased under agreements to resell (Note 4)	—	2,950,000
Federal funds sold	2,270,000	5,480,000
Investment securities:
Trading securities (Note 5)	2,862,648	6,402,781
Available-for-sale securities (Note 6)	4,171,142	5,789,736
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2011 and 2010, respectively, that may be repledged) (a) (Note 7)	12,637,373	12,691,545
Total investment securities	19,671,163	24,884,062
Advances (Note 9)	28,423,774	30,181,017
Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 10)	7,871,019	7,782,140
Less: allowance for credit losses on mortgage loans (Note 11)	20,750	12,100
Mortgage loans held for portfolio, net	7,850,269	7,770,040
Accrued interest receivable	114,266	132,355
Premises, software, and equipment, net	9,193	10,441
Derivative assets (Note 12)	4,912	2,499
Other assets	18,891	23,117
TOTAL ASSETS	$60,396,531	$71,631,262
LIABILITIES
Deposits (Note 13):
Interest bearing	$1,067,288	$1,437,671
Non-interest bearing	16,244	14,756
Total deposits	1,083,532	1,452,427
Consolidated Obligations, net (Note 14):
Discount Notes	26,136,303	35,003,280
Bonds (includes $4,900,296 and $0 at fair value under fair value option in 2011 and 2010, respectively)	28,854,544	30,696,791
Total Consolidated Obligations, net	54,990,847	65,700,071
Mandatorily redeemable capital stock (Note 17)	274,781	356,702
Accrued interest payable	142,212	190,728
Affordable Housing Program payable (Note 15)	74,195	88,037
Payable to REFCORP (Note 16)	—	11,002
Derivative liabilities (Note 12)	105,284	227,982
Other liabilities	166,573	81,785
Total liabilities	56,837,424	68,108,734
Commitments and contingencies (Note 21)
CAPITAL (Note 17)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 31,259 shares in 2011 and 30,924 shares in 2010	3,125,895	3,092,377
Retained earnings:
Unrestricted	432,530	437,874
Restricted	11,683	—
Total retained earnings	444,213	437,874
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities (Note 6)	(1,014)	(264)
Pension and postretirement benefits (Note 18)	(9,987)	(7,459)
Total accumulated other comprehensive loss	(11,001)	(7,723)
Total capital	3,559,107	3,522,528
TOTAL LIABILITIES AND CAPITAL	$60,396,531	$71,631,262

(a)	Fair values: $13,035,503 and $13,019,799 at December 31, 2011 and 2010, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the years ended December 31,
	2011	2010	2009
INTEREST INCOME:
Advances	$230,263	$285,803	$570,144
Prepayment fees on Advances, net	5,808	8,168	7,523
Interest-bearing deposits	470	923	8,756
Securities purchased under agreements to resell	2,115	4,311	1,170
Federal funds sold	4,542	12,076	11,238
Trading securities	35,266	6,754	2,511
Available-for-sale securities	8,302	12,254	17,822
Held-to-maturity:
Securities	389,117	510,698	578,253
Securities of other FHLBanks	—	—	22
Mortgage loans held for portfolio	334,857	413,237	484,383
Loans to other FHLBanks	3	8	25
Total interest income	1,010,743	1,254,232	1,681,847
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	27,654	40,959	111,736
Consolidated Obligations - Bonds	719,538	918,886	1,171,972
Deposits	594	1,401	1,820
Loans from other FHLBanks	—	1	1
Mandatorily redeemable capital stock	13,955	17,664	9,348
Other borrowings	—	1	—
Total interest expense	761,741	978,912	1,294,877
NET INTEREST INCOME	249,002	275,320	386,970
Provision for credit losses	12,573	13,601	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	236,429	261,719	386,970
OTHER NON-INTEREST (LOSS) INCOME:
Net (losses) gains on trading securities	(23,546)	(3,348)	308
Net realized losses from sale of available-for-sale securities	—	(90)	—
Net realized gains from sale of held-to-maturity securities	16,219	7,967	12,039
Net losses on Consolidated Obligation Bonds held under fair value option	(2,896)	—	—
Net (losses) gains on derivatives and hedging activities	(1,717)	7,825	17,411
Service fees	1,582	1,733	1,725
Other, net	5,514	5,774	6,098
Total other non-interest (loss) income	(4,844)	19,861	37,581
OTHER EXPENSE:
Compensation and benefits	30,577	34,058	33,286
Other operating	14,884	14,728	15,087
Finance Agency	5,273	3,944	3,179
Office of Finance	3,819	3,164	3,106
Other	2,201	(67)	4,048
Total other expense	56,754	55,827	58,706
INCOME BEFORE ASSESSMENTS	174,831	225,753	365,845
Affordable Housing Program	16,914	20,231	30,819
REFCORP	19,644	41,104	67,005
Total assessments	36,558	61,335	97,824
NET INCOME	$138,273	$164,418	$268,021

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2008	39,617	$3,961,698	$326,446	$—	$326,446	$(6,275)	$4,281,869
Proceeds from sale of capital stock	924	92,353					92,353
Net shares reclassified to mandatorily redeemable capital stock	(9,906)	(990,578)					(990,578)
Comprehensive income:
Net income			268,021	—	268,021		268,021
Other comprehensive income adjustments:
Net unrealized gains on available-for-sale securities						94	94
Pension and postretirement benefits						(1,927)	(1,927)
Total comprehensive income							266,188
Dividends on capital stock:
Cash			(182,685)		(182,685)		(182,685)
BALANCE, DECEMBER 31, 2009	30,635	3,063,473	411,782	—	411,782	(8,108)	3,467,147
Proceeds from sale of capital stock	698	69,811					69,811
Net shares reclassified to mandatorily redeemable capital stock	(409)	(40,907)					(40,907)
Comprehensive income:
Net income			164,418	—	164,418		164,418
Other comprehensive income adjustments:
Net unrealized gains on available-for-sale securities						100	100
Pension and postretirement benefits						285	285
Total comprehensive income							164,803
Dividends on capital stock:
Cash			(138,326)		(138,326)		(138,326)
BALANCE, DECEMBER 31, 2010	30,924	3,092,377	437,874	—	437,874	(7,723)	3,522,528
Proceeds from sale of capital stock	477	47,731					47,731
Net shares reclassified to mandatorily redeemable capital stock	(142)	(14,213)					(14,213)
Comprehensive income:
Net income			126,590	11,683	138,273		138,273
Other comprehensive income adjustments:
Net unrealized losses on available-for-sale securities						(750)	(750)
Pension and postretirement benefits						(2,528)	(2,528)
Total comprehensive income							134,995
Dividends on capital stock:
Cash			(131,934)		(131,934)		(131,934)
BALANCE, DECEMBER 31, 2011	31,259	$3,125,895	$432,530	$11,683	$444,213	$(11,001)	$3,559,107

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$138,273	$164,418	$268,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,303	29,903	(51,799)
Change in net fair value adjustment on derivative and hedging activities	167,194	199,442	145,297
Net change in fair value adjustments on trading securities	23,546	3,348	(308)
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	2,896	—	—
Other adjustments	(3,609)	5,766	(12,016)
Net change in:
Accrued interest receivable	18,129	19,315	123,908
Other assets	1,108	2,717	(3,481)
Accrued interest payable	(46,116)	(118,281)	(85,343)
Other liabilities	1,284	(31,369)	570
Total adjustments	217,735	110,841	116,828
Net cash provided by operating activities	356,008	275,259	384,849

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	(64,239)	13,644	20,220,290
Securities purchased under agreements to resell	2,950,000	(2,850,000)	(100,000)
Federal funds sold	3,210,000	(3,330,000)	(2,150,000)
Premises, software, and equipment	(1,332)	(2,839)	(3,378)
Trading securities:
Net decrease (increase) in short-term	3,845,864	(2,602,439)	(3,796,724)
Proceeds from maturities of long-term	291	256	388
Purchases of long-term	(321,930)	—	—
Available-for-sale securities:
Net decrease (increase) in short-term	1,617,844	879,878	(4,158,220)
Held-to-maturity securities:
Net increase in short-term	(119,829)	(691,714)	(681)
Net decrease in other FHLBanks	—	—	6
Proceeds from maturities of long-term	4,009,177	4,059,393	3,683,471
Proceeds from sale of long-term	580,668	325,453	469,245
Purchases of long-term	(4,379,865)	(4,905,967)	(2,706,091)
Advances:
Proceeds	214,078,820	315,883,571	391,629,721
Made	(212,401,401)	(310,263,889)	(373,951,474)
Mortgage loans held for portfolio:
Principal collected	1,919,727	2,436,554	2,937,151
Purchases	(2,034,172)	(873,495)	(3,672,015)
Net cash provided by (used in) investing activities	12,889,623	(1,921,594)	28,401,689

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2011	2010	2009

FINANCING ACTIVITIES:
Net (decrease) increase in deposits and pass-through reserves	$(370,695)	$(659,994)	$879,960
Net payments on derivative contracts with financing elements	(170,918)	(174,120)	(154,955)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	413,488,846	675,425,546	636,871,617
Bonds	18,026,094	19,347,546	33,069,190
Bonds transferred from other FHLBanks	—	161,722	—
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(422,356,907)	(663,614,538)	(662,946,366)
Bonds	(19,845,393)	(30,021,349)	(34,185,168)
Proceeds from issuance of capital stock	47,731	69,811	92,353
Payments for redemption of mandatorily redeemable capital stock	(96,134)	(359,683)	(426,008)
Cash dividends paid	(131,934)	(138,326)	(182,685)
Net cash (used in) provided by financing activities	(11,409,310)	36,615	(26,982,062)
Net increase (decrease) in cash and cash equivalents	1,836,321	(1,609,720)	1,804,476
Cash and cash equivalents at beginning of the period	197,623	1,807,343	2,867
Cash and cash equivalents at end of the period	$2,033,944	$197,623	$1,807,343
Supplemental Disclosures:
Interest paid	$805,791	$1,036,296	$1,458,368
AHP payments, net	$30,756	$30,535	$35,093
REFCORP assessments paid	$30,646	$42,292	$68,869

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

The Federal Housing Finance Agency (Finance Agency) was established and became the independent Federal regulator of the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae), effective July 30, 2008 with the passage of the “Housing and Economic Recovery Act of 2008” (HERA). Pursuant to HERA, all regulations, orders, determinations, and resolutions that were issued, made, prescribed, or allowed to become effective by the former Federal Housing Finance Board will remain in effect until modified, terminated, set aside, or superseded by the Finance Agency Director, any court of competent jurisdiction, or operation of law. The Finance Agency's stated mission with respect to the FHLBanks is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.

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

Reclassifications. Certain amounts in the 2010 and 2009 financial statements and footnotes have been reclassified to conform to the 2011 presentation.

Subsequent Events. The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

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

Securities classified as trading are acquired for liquidity purposes and asset/liability management and carried at fair value. The FHLBank records changes in the fair value of these investments through other income as a net gain or loss on trading securities. However, the FHLBank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.

Securities that the FHLBank has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts.

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

The FHLBank amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities and other investment categories with a term of greater than one year using the retrospective level-yield method (retrospective method). The retrospective method requires that the FHLBank estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLBank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLBank amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the level-yield methodology have been performed by the FHLBank and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

The FHLBank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

Investment Securities Other-than-Temporary-Impairment. The FHLBank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost. The FHLBank considers an other-than-temporary impairment to have occurred under any of the following circumstances:

▪	If the FHLBank has an intent to sell the impaired debt security;

▪	If, based on available evidence, the FHLBank believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

▪	If the FHLBank does not expect to recover the entire amortized cost basis of the debt security.

If either of the first two conditions above is met, the FHLBank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date.

For securities in an unrealized loss position that meet neither of the first two conditions, the FHLBank performs an analysis to determine if it will recover the entire amortized cost basis of each of these securities; this analysis includes a cash flow test for private-label mortgage-backed securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive income, which is a component of equity. The credit loss on a debt security is limited to the amount of that security's unrealized loss. The total other-than-temporary impairment is presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in accumulated other comprehensive income. Subsequent non-other-than-temporary impairment-related changes in the fair value of available-for-sale securities are included in accumulated other comprehensive income. The other-than-temporary impairment recognized in accumulated other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment related to credit loss recognized).

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

The FHLBank defers and amortizes premiums and discounts paid to and received by the FHLBank's participating members (Participating Financial Institutions, or PFIs) and mark-to-market basis adjustments, as interest income using the retrospective method. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates for the retrospective method.

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

Allowance for Credit Losses. An allowance for credit losses is separately established for each identified portfolio segment, if it is probable that a loss triggering event has occurred in the FHLBank's portfolio as of the Statements of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 11 for details on each allowance methodology.

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

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property (net of estimated selling costs) and the amount of applicable credit enhancements less the estimated costs associated with maintaining and disposing of the property. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

The FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either (1) the collection of interest or principal is doubtful (e.g., when a related allowance for credit losses is recorded on a loan considered to be a troubled debt restructuring as a result of the individual evaluation for impairment), or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements and with monthly settlements on a schedule/scheduled basis). Loans with settlements on a schedule/scheduled basis means the FHLBank receives monthly principal and interest payments from the servicer regardless of whether the mortgagee is making payments to the servicer. Loans with monthly settlement on an actual/actual basis are considered well-secured; however, servicers of actual/actual loan types contractually do not advance principal and interest regardless of borrower creditworthiness. As a result, these loans are placed on non-accrual status once they become 90 days delinquent.

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

Premises, Software and Equipment, Net. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank's accumulated depreciation and amortization related to these items was $16,875,000 and $14,473,000 at December 31, 2011 and 2010. The FHLBank computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. The FHLBank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,543,000, $2,724,000, and $2,598,000 for the years ended December 31, 2011, 2010, and 2009.

The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized loss on disposal of premises, software and equipment was $37,000, $42,000, and $23,000 in 2011, 2010, and 2009.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2011 and 2010, the FHLBank had $7,614,000 and $8,605,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $1,836,000, $1,954,000, and $1,497,000 for the years ended December 31, 2011, 2010, and 2009.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Each derivative is designated as one of the following:

1.	a qualifying hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); or

2.	a non-qualifying hedge (“economic hedge”) for asset/liability management purposes.

If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for fair value hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the FHLBank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The FHLBank discontinued use of the shortcut method effective July 1, 2009 for all new hedging relationships.

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

The difference between accruals of interest receivables and payables on derivatives that are designated as fair value hedge relationships is recognized as adjustments to the interest income or expense of the designated hedged item. The differentials between accruals of interest receivables and payables on economic hedges are recognized in other income as “Net gain (loss) on derivatives and hedging activities.”

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

Consolidated Obligations. Consolidated Obligations are recorded at amortized cost unless the FHLBank has elected the fair value option, in which case, the Consolidated Obligations are carried at fair value.

Dealers receive concessions in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on Consolidated Obligations designated under the fair value option are expensed as incurred in other non-interest expense. Concessions paid on Consolidated Obligation Bonds not designated under the fair value option are deferred and amortized, using a level-yield methodology, over the terms to maturity or the expected lives of the Consolidated Obligation Bonds. Unamortized concessions are included in “Other assets” and the amortization of such concessions is included in Consolidated Obligation Bond interest expense.

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

Mandatorily Redeemable Capital Stock. The FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member provides written notice of redemption, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, because the member shares then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows.

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

Restricted Retained Earnings. In 2011, the 12 FHLBanks entered into a Joint Capital Enhancement Agreement, as amended (Capital Agreement). Under the Capital Agreement, beginning in the third quarter of 2011, the FHLBank contributes 20 percent of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least one percent of the FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

Office of Finance Expenses. The FHLBank is assessed for its proportionate share of the costs of operating the Office of Finance. As approved by the Office of Finance Board of Directors, effective January 1, 2011, each FHLBank's proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank's share of total Consolidated Obligations outstanding and (2) one-third based upon an equal pro-rata allocation. Prior to January 1, 2011, the FHLBank was assessed for Office of Finance operating and capital expenditures based equally on each FHLBank's percentage of capital stock, percentage of Consolidated Obligations issued and percentage of Consolidated Obligations outstanding.

Voluntary Housing Programs. The FHLBank classifies amounts awarded under its voluntary housing programs as other expenses.

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

Resolution Funding Corporation (REFCORP). Although the FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, they were required to make quarterly payments to REFCORP through the second quarter of 2011. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Note 2 - Recently Issued Accounting Standards and Interpretations

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance will require the FHLBank to disclose both gross and net information about financial instruments, including derivative instruments, which are either offset on the statement of condition or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in increased interim and annual financial statement disclosures, but will not affect the FHLBank's financial condition, results of operations, or cash flows.

Disclosures about an Employer's Participation in a Multiemployer Plan. On September 21, 2011, FASB issued guidance to enhance disclosures about an employer's participation in a multiemployer pension plan. This guidance was effective for annual periods ending after December 15, 2011 (December 31, 2011 for the FHLBank) and was applied retrospectively for all periods presented. The adoption of this guidance resulted in increased annual financial statement disclosures, but did not affect the FHLBank's financial condition, results of operations, or cash flows. See Note 18 for additional disclosures required under this guidance.

Presentation of Comprehensive Income. On June 16, 2011, FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single statement or in two consecutive statements. This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) and should be applied retrospectively for all periods presented. The FHLBank plans to elect the two-statement approach beginning on January 1, 2012. The adoption of this guidance is limited to the presentation of the interim and annual financial statements.

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of accumulated other comprehensive income in the income statement. This guidance is effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank). The FHLBank will still be required to adopt the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Fair Value Measurement and Disclosure Convergence. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other guidance within GAAP or International Financial Reporting Standards. These amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance is effective for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank) and will be applied prospectively. The adoption of this guidance may result in increased financial statement disclosures, but will not have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

Reconsideration of Effective Control for Repurchase Agreements. On April 29, 2011, the FASB issued guidance to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The new guidance removes from the assessment of effective control: (1) the criterion requiring the transferor to have the ability to repurchase or redeem financial assets before their maturity on substantially the agreed terms, even in the event of the transferee's default, and (2) the collateral maintenance implementation guidance related to that criterion. This guidance is effective for interim and annual reporting periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank). This guidance will be applied prospectively to transactions or modifications of existing transactions that occurred on or after the effective date. The adoption of this guidance will not have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. On April 5, 2011, the FASB issued guidance to clarify which debt modifications constitute troubled debt restructurings. This guidance is intended to help creditors determine whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for presenting previously deferred disclosures related to troubled debt restructurings. The required disclosures were effective for interim and annual reporting periods beginning on or after June 15, 2011 (July 1, 2011 for the FHLBank) and applied retrospectively to troubled debt restructurings occurring on or after the beginning of the annual period of adoption. The adoption of this amended guidance resulted in increased financial statement disclosures, but did not materially affect the FHLBank's financial condition, results of operations, or cash flows. See Note 11 for additional disclosures required under this guidance.

Note 3 - Cash and Due from Banks

Compensating Balances. The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2011 and 2010 were approximately $50,000 and $57,000.

In addition, the FHLBank maintained average required balances with various Federal Reserve Banks of approximately $1,000,000 for the years ended December 31, 2011 and 2010. These represent average balances legally required to be maintained over each 14-day cycle and contain no legal restrictions on the withdrawal of the funds. The FHLBank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $16,244,000 and $14,756,000 as of December 31, 2011 and 2010.

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

Note 5 - Trading Securities

Table 5.1 - Trading Securities by Major Security Types (in thousands)

	December 31, 2011	December 31, 2010
	Fair Value	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$331,207	$1,904,834
Government-sponsored enterprises *	2,529,311	4,495,516
Total non-mortgage-backed securities	2,860,518	6,400,350
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,130	2,431
Total	$2,862,648	$6,402,781

*
Consists of debt securities issued and effectively guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) which have the backing of the U.S. government, although they are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 5.2 - Net (Losses) Gains on Trading Securities (in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Net (losses) gains on trading securities held at period end	$(2,034)	$(3,119)	$308
Net losses on securities matured during the period	(21,512)	(229)	—
Net (losses) gains on trading securities	$(23,546)	$(3,348)	$308

Note 6 - Available-for-Sale Securities

Table 6.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$3,954,999	$6	$(988)	$3,954,017
Other *	217,157	—	(32)	217,125
Total	$4,172,156	$6	$(1,020)	$4,171,142

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$5,790,000	$28	$(292)	$5,789,736

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

All securities outstanding with gross unrealized losses at December 31, 2011 have been in a continuous unrealized loss position for less than 12 months.

Table 6.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,172,156	$4,171,142	$5,790,000	$5,789,736

Table 6.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	December 31, 2011	December 31, 2010
Amortized cost of available-for-sale securities:
Fixed-rate	$4,172,156	$5,790,000

Realized Gains and Losses. The FHLBank did not sell any securities out of its available-for-sale portfolio for the year ended December 31, 2011. The FHLBank received (in thousands) $854,910 in proceeds and realized (in thousands) $90 in gross losses and no gross gains from the sale of available-for-sale securities during the year ended December 31, 2010. The FHLBank did not sell any securities out of its available-for-sale portfolio for the year ended December 31, 2009.

Note 7 - Held-to-Maturity Securities

Table 7.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2011
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises *	$23,900	$1	$—	$23,901
TLGP **	1,411,131	458	(323)	1,411,266
Total non-mortgage-backed securities	1,435,031	459	(323)	1,435,167
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,500,781	1,799	(3,071)	1,499,509
Government-sponsored enterprise residential mortgage-backed securities ****	9,684,628	401,754	(2,678)	10,083,704
Private-label residential mortgage-backed securities	16,933	190	—	17,123
Total mortgage-backed securities	11,202,342	403,743	(5,749)	11,600,336
Total	$12,637,373	$404,202	$(6,072)	$13,035,503

	December 31, 2010
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises *	$22,108	$—	$(1)	$22,107
State or local housing agency obligations	2,955	—	(148)	2,807
TLGP **	1,011,260	33	(142)	1,011,151
Total non-mortgage-backed securities	1,036,323	33	(291)	1,036,065
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	910,284	—	(1,502)	908,782
Government-sponsored enterprise residential mortgage-backed securities ****	10,656,957	367,285	(39,050)	10,985,192
Private-label residential mortgage-backed securities	87,981	1,779	—	89,760
Total mortgage-backed securities	11,655,222	369,064	(40,552)	11,983,734
Total	$12,691,545	$369,097	$(40,843)	$13,019,799

(1)	Carrying value equals amortized cost.
*	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.
**	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
***	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.
****
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

Table 7.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	December 31, 2011	December 31, 2010
Premiums	$60,080	$92,216
Discounts	(18,863)	(25,698)
Net purchased premiums	$41,217	$66,518

Table 7.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 7.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2011
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
TLGP *	$830,369	$(323)	$—	$—	$830,369	$(323)
Total non-mortgage-backed securities	830,369	(323)	—	—	830,369	(323)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	967,312	(3,071)	—	—	967,312	(3,071)
Government-sponsored enterprise residential mortgage-backed securities ***	1,283,456	(2,678)	—	—	1,283,456	(2,678)
Total mortgage-backed securities	2,250,768	(5,749)	—	—	2,250,768	(5,749)
Total	$3,081,137	$(6,072)	$—	$—	$3,081,137	$(6,072)

	December 31, 2010
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
Government-sponsored enterprises ****	$22,107	$(1)	$—	$—	$22,107	$(1)
State or local housing agency obligations	—	—	2,807	(148)	2,807	(148)
TLGP *	634,041	(142)	—	—	634,041	(142)
Total non-mortgage-backed securities	656,148	(143)	2,807	(148)	658,955	(291)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	908,782	(1,502)	—	—	908,782	(1,502)
Government-sponsored enterprise residential mortgage-backed securities ***	1,493,725	(39,050)	—	—	1,493,725	(39,050)
Total mortgage-backed securities	2,402,507	(40,552)	—	—	2,402,507	(40,552)
Total	$3,058,655	$(40,695)	$2,807	$(148)	$3,061,462	$(40,843)

*	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.
**	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.
***
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

****	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

Table 7.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$1,435,031	$1,435,167	$1,033,368	$1,033,258
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	2,955	2,807
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	1,435,031	1,435,167	1,036,323	1,036,065
Mortgage-backed securities (2)	11,202,342	11,600,336	11,655,222	11,983,734
Total	$12,637,373	$13,035,503	$12,691,545	$13,019,799

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 7.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2011	December 31, 2010
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$1,435,031	$1,033,368
Variable-rate	—	2,955
Total amortized cost of non-mortgage-backed securities	1,435,031	1,036,323
Amortized cost of mortgage-backed securities:
Fixed-rate	8,165,857	10,744,938
Variable-rate	3,036,485	910,284
Total amortized cost of mortgage-backed securities	11,202,342	11,655,222
Total	$12,637,373	$12,691,545

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the years ended December 31, 2011, 2010 and 2009 each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 7.6 - Proceeds and Gross Gains from Sale of Held-to-Maturity Securities (in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Proceeds from sale of held-to-maturity securities	$580,668	$325,453	$469,245
Gross gains from sale of held-to-maturity securities	16,219	7,967	12,039

Note 8 - Other-Than-Temporary Impairment Analysis

The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of its securities' evaluation for other-than-temporary impairment, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs analyses to determine if any of these securities are other-than-temporarily impaired. At December 31, 2011, the FHLBank's private-label residential mortgage-back security was in an unrealized gain position. As a result, the FHLBank did not consider this investment to be other-than-temporarily impaired at December 31, 2011.

For its other U.S. obligations, government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities), and TLGP investments, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of December 31, 2011, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at December 31, 2011.

The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at December 31, 2011 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at December 31, 2011.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2010.

Note 9 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. At December 31, 2011 and 2010, the FHLBank had Advances outstanding, including AHP Advances (see Note 15), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 9.1 - Advance Redemption Terms (dollars in thousands)

	December 31, 2011		December 31, 2010
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in 1 year or less	$10,351,507	2.17%	$6,418,438	1.39%
Due after 1 year through 2 years	3,590,712	1.53	6,603,018	3.43
Due after 2 years through 3 years	3,140,472	1.63	3,908,985	1.35
Due after 3 years through 4 years	2,083,094	1.66	2,778,172	1.65
Due after 4 years through 5 years	4,280,282	2.12	1,943,751	1.57
Thereafter	4,392,430	2.36	7,859,330	2.30
Total par value	27,838,497	2.01	29,511,694	2.12

Commitment fees	(996)		(1,095)
Discount on AHP Advances	(22,955)		(26,738)
Premiums	4,126		4,469
Discount	(13,485)		(13,318)
Hedging adjustments	618,587		706,005

Total	$28,423,774		$30,181,017

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member pays a higher fixed rate for the Advance relative to an equivalent maturity, non-callable, fixed-rate Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a fee to the

FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2011 and 2010, the FHLBank had callable Advances (in thousands) of $9,798,715 and $10,525,489.

Table 9.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2011	December 31, 2010
Due in 1 year or less	$18,589,350	$14,935,025
Due after 1 year through 2 years	1,833,661	5,968,018
Due after 2 years through 3 years	1,648,651	1,951,934
Due after 3 years through 4 years	1,087,444	1,351,351
Due after 4 years through 5 years	1,854,961	923,101
Thereafter	2,824,430	4,382,265
Total par value	$27,838,497	$29,511,694

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At December 31, 2011 and 2010, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $6,204,450 and $6,658,150.

Through December 2005, the FHLBank offered convertible Advances. Convertible Advances allow the FHLBank to convert an Advance from one interest-payment term structure to another. At December 31, 2011 and 2010, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $1,178,500 and $1,356,000.

Table 9.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	December 31, 2011	December 31, 2010
Due in 1 year or less	$14,267,457	$14,071,588
Due after 1 year through 2 years	3,475,312	3,025,518
Due after 2 years through 3 years	2,727,572	3,763,585
Due after 3 years through 4 years	1,731,594	2,334,772
Due after 4 years through 5 years	3,113,282	1,523,551
Thereafter	2,523,280	4,792,680
Total par value	$27,838,497	$29,511,694

Table 9.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	December 31, 2011	December 31, 2010
Fixed-rate (1)
Due in one year or less	$8,565,327	$4,812,906
Due after one year	9,395,455	13,494,298
Total fixed-rate	17,960,782	18,307,204
Variable-rate (1)
Due in one year or less	1,390,502	1,605,532
Due after one year	8,487,213	9,598,958
Total variable-rate	9,877,715	11,204,490
Total par value	$27,838,497	$29,511,694

(1)	Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At December 31, 2011 and 2010, 54 percent and 58 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Credit Risk Exposure and Security Terms. The FHLBank's potential credit risk from Advances is concentrated in commercial banks and savings institutions. At December 31, 2011 and 2010, the FHLBank had $14.8 billion and $15.1 billion of Advances outstanding that were greater than or equal to $1.0 billion per borrower. These Advances were made to 4 and 5 borrowers (members and nonmembers), which represented 53.3 percent and 51.1 percent of total Advances outstanding at December 31, 2011 and 2010.

The FHLBank lends to financial institutions within its district according to Federal statutes, including the FHLBank Act, which requires the FHLBank to hold, or have access to, collateral to secure its Advances. The management of the FHLBank has policies and procedures in place that it believes enable it to appropriately manage credit risk, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, specific review of each Advance request, verifications of collateral, and continuous monitoring of borrowings and the member's financial condition. Based on the collateral pledged as security for Advances, management's credit analyses of members' financial condition, and credit extension and collateral policies, the FHLBank expects to collect all amounts due according to the contractual terms of the Advances. For additional information related to the FHLBank's credit risk on Advances, see Note 11.

Table 9.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

December 31, 2011			December 31, 2010
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$7,314	26%	U.S. Bank, N.A.	$7,315	25%
PNC Bank, N.A. (1)	3,996	14	PNC Bank, N.A. (1)	4,000	14
Fifth Third Bank	2,533	9	Fifth Third Bank	1,536	5
Total	$13,843	49%	Total	$12,851	44%

(1)	Former member.

Note 10 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the Mortgage Purchase Program that the FHLBank's members originate, credit enhance, and then sell to the FHLBank. The FHLBank does not service any of these loans. The FHLBank plans to retain its existing portfolio of mortgage loans.

Table 10.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2011	December 31, 2010
Unpaid principal balance:
Fixed rate medium-term single-family mortgages (1)	$1,655,696	$1,062,384
Fixed rate long-term single-family mortgages	6,095,880	6,638,284
Total unpaid principal balance	7,751,576	7,700,668
Premiums	110,663	88,811
Discounts	(4,136)	(7,516)
Hedging basis adjustments (2)	12,916	177
Total mortgage loans held for portfolio	$7,871,019	$7,782,140

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 10.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2011	December 31, 2010
Unpaid principal balance:
Conventional loans	$6,502,550	$6,284,952
Government-guaranteed/insured loans	1,249,026	1,415,716
Total unpaid principal balance	$7,751,576	$7,700,668

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 11.

Table 10.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2011		December 31, 2010
	Principal	% of Total	Principal	% of Total
PNC Bank, N.A. (1)	$2,338	30%	$2,896	38%
Union Savings Bank	2,068	27	1,772	23
Guardian Savings Bank FSB	643	8	500	6
Liberty Savings Bank	419	5	475	6
Total	$5,468	70%	$5,643	73%

(1)	Former member.

Note 11 - Allowance for Credit Losses

The FHLBank has established an allowance methodology for each of the FHLBank's portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLBank manages its credit exposure to credit products through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with federal statutes, including the Federal Home Loan Bank Act (FHLBank Act), and Finance Agency Regulations, which require the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLBank's capital stock owned is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLBank can call for additional or substitute collateral to protect its security interest. Management of the FHLBank believes that these policies effectively manage the FHLBank's credit risk from credit products.

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

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At December 31, 2011 and 2010, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2011 and 2010, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during 2011 and 2010.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank has not incurred any credit losses on credit products as of December 31, 2011 and 2010. Accordingly, the FHLBank has not recorded any allowance for credit losses on Advances.

At December 31, 2011 and 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 21 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans - Government-guaranteed or Insured

The FHLBank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans guaranteed or insured by the Federal Housing Administration (FHA). Any losses from such loans are expected to be recovered from the FHA. Any losses from such loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions (PFIs). Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees. As a result, the FHLBank did not establish an allowance for credit losses on government-guaranteed or insured mortgage loans. Furthermore, due to the government guarantee or insurance, none of these mortgage loans have been placed on non-accrual status.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the credit enhancements of the Mortgage Purchase Program in order to determine the FHLBank's best estimate of probable incurred losses. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a one-year period. Migration analysis is a methodology for determining, through the FHLBank's experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLBank then estimates how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced for the benefit of projected credit enhancements available in order to estimate the losses incurred at the Statement of Condition date.

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

Table 11.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

Allowance for credit losses:	2011	2010	2009
Balance, beginning of period	$12,100	$—	$—
Charge-offs	(3,923)	(1,501)	—
Provision for credit losses	12,573	13,601	—
Balance, end of period	$20,750	$12,100	$—

Table 11.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	December 31, 2011	December 31, 2010
Collectively evaluated for impairment	$20,653	$12,100
Individually evaluated for impairment	$97	$—
Recorded investment, end of period:
Collectively evaluated for impairment	$6,633,380	$6,376,435
Individually evaluated for impairment	2,650	—
Total recorded investment	$6,636,030	$6,376,435

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

The conventional mortgage loans under the Mortgage Purchase Program are supported by some combination of credit enhancements (primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated Mortgage Purchase Program pool), in addition to the associated property as collateral. Beginning in February 2011, the FHLBank discontinued the use of SMI for all new loan purchases and replaced it with expanded use of the LRA. The LRA is funded by the FHLBank as a portion of the purchase proceeds to cover expected losses. Excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract, subject to performance of the related loan pool. The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans.

Table 11.3 - Changes in the LRA (in thousands)

	December 31, 2011	December 31, 2010
LRA at beginning of year	$44,104	$55,070
Additions	31,071	3,087
Claims	(4,755)	(10,573)
Scheduled distributions	(1,736)	(3,480)
LRA at end of period	$68,684	$44,104

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 11.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2011
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$58,559	$80,457	$139,016
Past due 60-89 days delinquent	25,861	26,893	52,754
Past due 90 days or more delinquent	90,835	55,720	146,555
Total past due	175,255	163,070	338,325
Total current mortgage loans	6,460,775	1,103,124	7,563,899
Total mortgage loans	$6,636,030	$1,266,194	$7,902,224
Other delinquency statistics:
In process of foreclosure, included above (1)	$76,471	$27,154	$103,625
Serious delinquency rate (2)	1.38%	4.41%	1.87%
Past due 90 days or more still accruing interest (3)	$90,835	$55,720	$146,555
Loans on non-accrual status, included above	$1,699	$—	$1,699

	December 31, 2010
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$72,914	$85,791	$158,705
Past due 60-89 days delinquent	23,291	32,555	55,846
Past due 90 days or more delinquent	78,468	56,062	134,530
Total past due	174,673	174,408	349,081
Total current mortgage loans	6,201,762	1,264,033	7,465,795
Total mortgage loans	$6,376,435	$1,438,441	$7,814,876
Other delinquency statistics:
In process of foreclosure, included above (1)	$55,075	$25,418	$80,493
Serious delinquency rate (2)	1.23%	3.90%	1.72%
Past due 90 days or more still accruing interest (3)	$78,468	$56,062	$134,530
Loans on non-accrual status, included above	$—	$—	$—

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

(3)
Each conventional loan past due 90 days or more is on a schedule/scheduled monthly settlement basis and contains one or more credit enhancements. Loans that are well secured and in the process of collection as a result of remaining credit enhancements and schedule/scheduled settlement are not placed on non-accrual status.

The FHLBank did not have any real estate owned at December 31, 2011 or 2010.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. As a result of adopting the new accounting guidance on a creditor's determination of whether a restructuring is a troubled debt restructuring discussed in Note 2, the FHLBank reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. Upon identifying certain restructurings as troubled debt restructurings, the FHLBank identified them as impaired and applied the impairment measurement guidance for those receivables prospectively.

The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. The FHLBank had 13 modified loans considered troubled debt restructurings at December 31, 2011.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 11.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	December 31, 2011
Conventional Mortgage Purchase Program Loans	$2,650

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings during the year ended December 31, 2011.

Certain conventional Mortgage Purchase Program loans modified within the previous twelve months and considered troubled debt restructurings experienced a payment default during the year ended December 31, 2011 as noted in the table below.

Table 11.6 - Recorded Investment of Financing Receivables Modified within the Previous 12 Months and Considered Troubled Debt Restructurings that Subsequently Defaulted (in thousands)

December 31, 2011
Defaulted troubled debt restructurings:
Conventional Mortgage Purchase Program Loans	$1,119

Modified loans that subsequently default recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At December 31, 2011, only certain conventional Mortgage Purchase Program loans individually evaluated for impairment required an allowance for credit losses. Table 11.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans. The FHLBank did not evaluate any loans individually at December 31, 2010.

Table 11.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	December 31, 2011
Conventional Mortgage Purchase Program loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$951	$934	$—
With an allowance	1,699	1,682	97
Total	$2,650	$2,616	$97

Table 11.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	For the Year Ended December 31, 2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized
Conventional Mortgage Purchase Program Loans	$1,515	$83

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

Table 12.1 summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 12.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$13,673,975	$77,803	$(665,903)
Derivatives not designated as hedging instruments:
Interest rate swaps	5,079,000	216	(17,609)
Forward rate agreements	375,000	—	(3,143)
Mortgage delivery commitments	431,264	2,281	(79)
Total derivatives not designated as hedging instruments	5,885,264	2,497	(20,831)
Total derivatives before netting and collateral adjustments	$19,559,239	80,300	(686,734)
Netting adjustments		(73,188)	73,188
Cash collateral and related accrued interest		(2,200)	508,262
Total collateral and netting adjustments (1)		(75,388)	581,450
Derivative assets and derivative liabilities as reported on the Statement of Condition		$4,912	$(105,284)

	December 31, 2010
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$18,694,035	$112,905	$(771,864)
Derivatives not designated as hedging instruments:
Interest rate swaps	1,234,000	4,212	(10,601)
Forward rate agreements	40,000	—	(124)
Mortgage delivery commitments	92,274	295	(381)
Total derivatives not designated as hedging instruments	1,366,274	4,507	(11,106)
Total derivatives before netting and collateral adjustments	$20,060,309	117,412	(782,970)
Netting adjustments		(110,913)	110,913
Cash collateral and related accrued interest		(4,000)	444,075
Total collateral and netting adjustments (1)		(114,913)	554,988
Derivative assets and derivative liabilities as reported on the Statement of Condition		$2,499	$(227,982)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 12.2 presents the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

Table 12.2 - Net (Losses) Gains on Derivatives and Hedging Activities (in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$8,412	$8,799	$14,013
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(9,424)	(6,622)	2,646
Forward rate agreements	(19,982)	(399)	183
Net interest settlements	3,330	3,247	1,651
Mortgage delivery commitments	15,947	2,800	(1,082)
Total net (losses) gains related to derivatives not designated as hedging instruments	(10,129)	(974)	3,398
Net (losses) gains on derivatives and hedging activities	$(1,717)	$7,825	$17,411

Table 12.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 12.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2011	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$93,114	$(85,211)	$7,903	$(366,248)
Consolidated Bonds	(15,842)	16,351	509	64,117
Total	$77,272	$(68,860)	$8,412	$(302,131)
2010
Hedged Item Type:
Advances	$30,673	$(22,673)	$8,000	$(439,664)
Consolidated Bonds	(15,123)	15,922	799	114,579
Total	$15,550	$(6,751)	$8,799	$(325,085)
2009
Hedged Item Type:
Advances	$432,257	$(424,352)	$7,905	$(505,369)
Consolidated Bonds	(69,993)	76,101	6,108	157,690
Total	$362,264	$(348,251)	$14,013	$(347,679)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at December 31, 2011 and 2010, the management of the FHLBank did not anticipate any credit losses on its derivative agreements. See Note 20 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk and Note 21 for a discussion of a dispute with a past counterparty.

Table 12.4 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 12.4 - Credit Risk Exposure (in thousands)

	December 31, 2011	December 31, 2010
Total net exposure at fair value (1)	$7,112	$6,499
Cash collateral	2,200	4,000
Net positive exposure after cash collateral	$4,912	$2,499

(1)	Includes net accrued interest receivables of (in thousands) $1,060 and $1,722 at December 31, 2011 and 2010.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at December 31, 2011 was (in thousands) $610,324, for which the FHLBank had posted collateral of (in thousands) $508,262 in the normal course of business, resulting in a net balance of (in thousands) $102,062. The collateral posted reflects the August 8, 2011, Standard & Poor's Rating Services downgrade of the long-term credit ratings of the 10 FHLBanks with AAA ratings from AAA to AA+ (the FHLBanks of Chicago and Seattle were already rated AA+). The ratings of the FHLBanks were constrained by the long-term credit rating of the United States of America. On August 5, 2011, Standard & Poor's lowered its long-term credit rating on the United States of America from AAA to AA+ with a negative outlook. The outlook for the 12 FHLBanks is negative. Standard & Poor's actions did not affect the short-term A-1+ ratings of the FHLBanks. On August 2, 2011, Moody's confirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks. In conjunction with the revision of the U.S. government outlook to negative, Moody's rating outlook for the FHLBank System and the 12 FHLBanks was also revised to negative.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $35,000 of collateral (at fair value) to its derivatives counterparties at December 31, 2011.

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

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLBank averaged (in thousands) $3,120,090 and $1,480,312 during 2011 and 2010.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits during 2011, 2010, and 2009 were 0.05 percent, 0.09 percent, and 0.10 percent.

Non-interest bearing deposits represent funds for which the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 13.1- Deposits (in thousands)

	December 31, 2011	December 31, 2010
Interest bearing:
Demand and overnight	$952,743	$1,199,619
Term	90,925	210,625
Other	23,620	27,427
Total interest bearing	1,067,288	1,437,671

Non-interest bearing:
Other	16,244	14,756
Total non-interest bearing	16,244	14,756
Total deposits	$1,083,532	$1,452,427

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $90,850 and $210,625 as of December 31, 2011 and 2010.

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

The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated Bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds and have original maturities up to one year. These notes sell at less than their face amount and are redeemed at par value when they mature.

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

The par values of the 12 FHLBanks' outstanding Consolidated Obligations were approximately $691.9 billion and $796.4 billion at December 31, 2011 and 2010. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

The following is a summary of the FHLBank's participation in Consolidated Bonds outstanding at December 31 by year of contractual maturity.

Table 14.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$10,198,600	1.52%	$8,271,750	1.91%
Due after 1 year through 2 years	6,351,450	2.08	6,703,600	2.34
Due after 2 years through 3 years	2,723,500	3.01	4,635,450	3.10
Due after 3 years through 4 years	1,600,000	2.81	2,918,500	3.29
Due after 4 years through 5 years	1,873,000	3.36	987,000	3.49
Thereafter	5,861,000	3.59	6,878,000	3.97
Index amortizing notes	118,397	4.99	156,041	4.99
Total par value	28,725,947	2.41	30,550,341	2.85

Premiums	76,482		86,114
Discounts	(19,990)		(23,293)
Hedging adjustments	66,809		83,629
Fair value option valuation adjustment and accrued interest	5,296		—

Total	$28,854,544		$30,696,791

Table 14.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
December 31, 2011	$26,136,303	$26,137,977	0.03%
December 31, 2010	$35,003,280	$35,008,410	0.11%

(1)	Represents an implied rate without consideration of concessions.

Consolidated Obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets, including LIBOR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate Bonds and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When such Consolidated Obligations are issued, the FHLBank may enter into derivatives containing offsetting features that effectively convert the terms of the Bond to those of a simple variable-rate Bond or of a fixed-rate Bond. At December 31, 2011 and 2010, 33 percent and 30 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Table 14.3 - Consolidated Bonds Outstanding by Features (in thousands)

	December 31, 2011	December 31, 2010
Par value of Consolidated Bonds:
Non-callable/nonputable	$20,981,947	$20,541,341
Callable	7,744,000	10,009,000
Total par value	$28,725,947	$30,550,341

Table 14.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2011	December 31, 2010
Due in 1 year or less	$15,855,600	$17,196,750
Due after 1 year through 2 years	5,703,450	4,285,600
Due after 2 years through 3 years	2,406,500	3,672,450
Due after 3 years through 4 years	1,080,000	1,861,500
Due after 4 years through 5 years	1,403,000	792,000
Thereafter	2,159,000	2,586,000
Index amortizing notes	118,397	156,041

Total par value	$28,725,947	$30,550,341

These Consolidated Obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad principal repayment terms:

Indexed principal redemption Consolidated Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. At December 31, 2011 and 2010, the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the maturity of the index amortizing notes extends (contracts); and

Optional principal redemption Consolidated Bonds (callable bonds) that the FHLBank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the Consolidated Bond offerings.

Table 14.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2011	December 31, 2010
Par value of Consolidated Bonds:
Fixed-rate	$27,285,947	$30,550,341
Variable-rate	1,440,000	—
Total par value	$28,725,947	$30,550,341

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $11,707 and $14,261 at December 31, 2011 and 2010. The amortization of such concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $15,686, $24,659 and $33,364 in 2011, 2010, and 2009.

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

As discussed in Note 16, the FHLBank fully satisfied its REFCORP obligation in 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, will not be treated as an assessment and will not reduce each FHLBank's net income. As a result, each FHLBank's AHP contributions as a percentage of pre-assessment earnings will increase because the REFCORP obligation has been fully satisfied.

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

There was no shortfall, as described above, in 2011, 2010 or 2009. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $149,243 and $159,975 at December 31, 2011 and 2010.

Table 15.1 - Analysis of the FHLBank's AHP Liability (in thousands)

	2011	2010
Balance at beginning of year	$88,037	$98,341
Expense (current year additions)	16,914	20,231
Subsidy uses, net	(30,756)	(30,535)
Balance at end of year	$74,195	$88,037

Note 16 - Resolution Funding Corporation (REFCORP)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011, which was accrued as applicable in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 17 for additional information on the FHLBank's Joint Capital Enhancement Agreement and REFCORP Certification.

Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP (20 percent of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. See Note 15 for additional information on the FHLBank's AHP calculation.

Table 16.1 - Analysis of the FHLBank's REFCORP Liability (in thousands)

	2011	2010
Balance at beginning of year	$11,002	$12,190
Expense	19,644	41,104
Cash payments	(30,646)	(42,292)
Balance at end of year	$—	$11,002

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

2.
Total regulatory capital. The FHLBank is required to maintain at all times a total regulatory capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

3.
Leverage capital. The FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other capital without a weighting factor.

At December 31, 2011 and 2010, the FHLBank was in compliance with each of these capital requirements.

Table 17.1 - Capital Requirements (dollars in thousands)

	December 31, 2011		December 31, 2010
	Required	Actual	Required	Actual

Risk-based capital	$387,038	$3,844,889	$443,823	$3,886,953
Capital-to-assets ratio (regulatory)	4.00%	6.37%	4.00%	5.43%
Regulatory capital	$2,415,861	$3,844,889	$2,865,250	$3,886,953
Leverage capital-to-assets ratio (regulatory)	5.00%	9.55%	5.00%	8.14%
Leverage capital	$3,019,827	$5,767,334	$3,581,563	$5,830,430

The FHLBank currently offers only Class B stock, which is issued and redeemed at a par value of $100 per share. Class B stock may be issued to meet membership and activity stock purchase requirements, to pay dividends, and to pay interest on mandatorily redeemable capital stock. Membership stock is required to become a member of and maintain membership in the FHLBank. The membership stock requirement is based upon a percentage of the member's total assets, currently determined within a declining range from 0.15 percent to 0.03 percent of each member's total assets, with a current minimum of $1 thousand and a current maximum of $25 million for each member. In addition to membership stock, a member may be required to hold activity stock to capitalize its Mission Asset Activity with the FHLBank.

Mission Asset Activity includes Advances, certain funds and rate Advance commitments, and Mortgage Purchase Program activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain an activity stock balance at least equal to the minimum activity allocation percentage, which currently is zero percent for the Mortgage Purchase Program and two percent for all other Mission Asset Activity. If a member owns more than the maximum activity allocation percentage, which currently is four percent of all Mission Asset Activity, the additional stock is that member's excess stock. The FHLBank's unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a stock dividend, and shares subject to redemption and withdrawal notices. The FHLBank's excess stock may normally be used by members to support a portion of their activity stock requirement as long as those members maintain at least their minimum activity stock allocation percentage.

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

Restricted Retained Earnings. The Joint Capital Enhancement Agreement (Capital Agreement) is intended to enhance the capital position of each FHLBank. The intent of the Capital Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate retained earnings account at that FHLBank.

Each FHLBank had been required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds until satisfaction of the REFCORP obligation, as certified by the Finance Agency on August 5, 2011. The Capital Agreement provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends.

The FHLBank amended its Capital Plan to implement the provisions of the Capital Agreement. The Finance Agency approved the Capital Plan amendments on August 5, 2011. In accordance with the Capital Agreement, starting in the third quarter of 2011, each FHLBank contributes 20 percent of its net income to a separate restricted retained earnings account. At December 31, 2011, the FHLBank had (in thousands) $11,683 in restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. For the years ended December 31, 2011, 2010, and 2009 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $13,955, $17,664, and $9,348 were recorded as interest expense.

Table 17.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

	2011	2010	2009
Balance, beginning of year	$356,702	$675,479	$110,909
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	12,137	10,455	535,850
Other redemptions	2,076	30,452	454,728
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(74,058)	(270,119)	(50,163)
Other redemptions	(22,076)	(89,565)	(375,845)
Balance, end of year	$274,781	$356,702	$675,479

The number of stockholders holding the mandatorily redeemable capital stock was 13, 16, and 23 at December 31, 2011, 2010, and 2009.

As of December 31, 2011, there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

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

The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount.

Table 17.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2011	December 31, 2010
Due in 1 year or less	$104	$2,758
Due after 1 year through 2 years	1,976	36,826
Due after 2 years through 3 years	268,675	6,819
Due after 3 years through 4 years	530	289,277
Due after 4 years through 5 years	1,800	21,022
Past contractual redemption date due to remaining activity(1)	1,696	—
Total par value	$274,781	$356,702

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank's excess stock to exceed one percent of its total assets. At December 31, 2011, the FHLBank had excess capital stock outstanding totaling more than one percent of its total assets. At December 31, 2011, the FHLBank was in compliance with the Finance Agency's excess stock rules.

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

Note 18 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multi-employer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multi-employer plan disclosures, including the certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements.

The Pentegra Defined Benefit Plan operates on a plan year from July 1 through June 30. The Pentegra Defined Benefit Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the FHLBank.
The Pentegra Defined Benefit Plan's annual valuation process includes calculating the plan's funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the end of the prior plan year. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2010. The FHLBank contributed more than five percent (5.6 percent) of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2010. The FHLBank did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2009.

Table 18.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2011		2010		2009
Net pension cost charged to compensation and benefit expense for the year ended December 31	$4,275		$8,141		$7,049
Pentegra Defined Benefit Plan funded status as of July 1	90.01%	(a)	85.81%	(b)	93.74%
FHLBank's funded status as of July 1	92.81%		93.01%		91.46%

(a) The Pentegra Defined Benefit Plan's funded status as of July 1, 2011 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2011 through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013).

(b)
The Pentegra Defined Benefit Plan's funded status as of July 1, 2010 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2010 through March 15, 2011. Contributions made on or before March 15, 2011, and designated for the plan year ended June 30, 2010, will be included in the final valuation as of July 1, 2010. The final funded status as of July 1, 2010 will not be available until the Form 5500 for the plan year July 1, 2010 through June 30, 2011 is filed (this Form 5500 is due to be filed no later than April 2012).

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $802,000, $797,000, and $743,000 in the years ended December 31, 2011, 2010, and 2009.

Nonqualified Supplemental Defined Contribution Retirement Plan. The FHLBank maintained an unfunded supplemental defined contribution plan that restored contributions to those employees who had their qualified defined contribution benefits limited by IRS regulations. The FHLBank terminated the nonqualified supplemental defined contribution plan in December 2009.
Table 18.2 presents the FHLBank’s contributions to the nonqualified supplemental defined contribution plan during the years ended December 31, which used the same matching rules as the qualified defined contribution plan discussed above, as well as the market related earnings.
Table 18.2 - Nonqualified Supplemental Defined Contribution Matching Contributions and Market Related Earnings (in thousands)

	2011	2010	2009
Matching contributions	$—	$—	$124
Market related earnings	—	238	883
Net	$—	$238	$1,007

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

Table 18.3 presents the obligations and funding status of the FHLBank's nonqualified supplemental defined benefit retirement plan and postretirement benefits plan.

Table 18.3 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Nonqualified Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation(1):	2011	2010	2011	2010
Benefit obligation at beginning of year	$22,816	$21,422	$3,507	$3,623
Service cost	473	527	54	46
Interest cost	1,129	1,123	197	192
Actuarial loss (gain)	2,754	687	679	(208)
Benefits paid	(1,084)	(943)	(130)	(146)
Benefit obligation at end of year	26,088	22,816	4,307	3,507
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	1,084	943	130	146
Benefits paid	(1,084)	(943)	(130)	(146)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(26,088)	$(22,816)	$(4,307)	$(3,507)

(1)
Represents projected benefit obligation and accumulated postretirement benefit obligation for the nonqualified supplemental defined benefit retirement plan and postretirement benefits plan, respectively.

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLBank's nonqualified supplemental defined benefit plan and postretirement benefits plan as of December 31, 2011 and 2010 were (in thousands) $30,395 and $26,323.

Table 18.4 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Nonqualified Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2011	2010	2011	2010
Net actuarial loss (gain)	$9,323	$7,475	$664	$(15)
Prior service benefit	—	(1)	—	—
	$9,323	$7,474	$664	$(15)

Table 18.5 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the years ended December 31,
	Nonqualified Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost
Service cost	$473	$527	$502	$54	$46	$59
Interest cost	1,129	1,123	1,180	197	192	197
Amortization of prior service benefit	(1)	—	(1)	—	—	—
Amortization of net loss	906	764	833	—	—	—
Net periodic benefit cost	2,507	2,414	2,514	251	238	256

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	2,754	687	2,837	679	(208)	(78)
Amortization of net loss	(906)	(764)	(833)	—	—	—
Amortization of prior service benefit	1	—	1	—	—	—
Total recognized in other comprehensive income	1,849	(77)	2,005	679	(208)	(78)
Total recognized in net periodic benefit cost and other comprehensive income	$4,356	$2,337	$4,519	$930	$30	$178

Table 18.6 presents the estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Table 18.6 - Amortization for Next Fiscal Year (in thousands)

	Nonqualified Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$1,343	$28
Prior service benefit	—	—
Total	$1,343	$28

Table 18.7 presents the key assumptions and other information used for the actuarial calculations to determine benefit obligations and net periodic benefit cost for the nonqualified supplemental defined benefit retirement plan.

Table 18.7 - Defined Benefit Retirement Plan Key Assumptions (dollars in thousands)

	2011	2010	2009
Discount rate	3.96%	4.99%	5.58%
Salary increases	4.50%	4.50%	4.50%
Benefits paid during the year	$1,084	$943	$1,075

Table 18.8 presents the key assumptions and other information used for the actuarial calculations for the postretirement benefits plan.

Table 18.8 - Postretirement Benefits Plan Key Assumptions

	2011	2010	2009
Discount rate (to determine net periodic benefit cost)	5.72%	6.15%	5.75%
Discount rate at the end of the year (to determine benefit obligations)	4.73%	5.72%	6.15%
Health care cost trend rates:
Assumed for next year	8.00%	8.50%	9.00%
Ultimate rate	5.25%	5.25%	5.25%
Year that ultimate rate is reached	2020	2020	2020

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $53,000 and in accumulated postretirement benefit obligation (APBO) of $788,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $42,000 and in APBO of $628,000.

The discount rates for the disclosures as of December 31, 2011 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2011, and solving for the single discount rate that produces the same present value.

The nonqualified supplemental defined benefit plan and postretirement benefits plan are not funded; therefore, no contributions will be made in 2012 other than for the payment of benefits. Table 18.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2011.

Table 18.9 - Estimated Future Benefit Payments (in thousands)

		Postretirement Benefit Plan
Years	Nonqualified Defined Benefit Retirement Plan	Gross Benefit Payments	Estimated Medicare Retiree Drug Subsidy
2012	$1,477	$157	$19
2013	1,510	162	22
2014	2,026	172	24
2015	1,975	188	24
2016	2,035	200	26
2017 - 2021	9,893	1,228	154

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

The following tables set forth the FHLBank's financial performance by operating segment for the years ended December 31.

Table 19.1 - Financial Performance by Operating Segment (in thousands)

	For the years ended December 31,
	Traditional Member Finance	Mortgage Purchase Program	Total
2011
Net interest income	$175,718	$73,284	$249,002
Provision for credit losses	—	12,573	12,573
Net interest income after provision for credit losses	175,718	60,711	236,429
Other loss	(814)	(4,030)	(4,844)
Other expenses	48,799	7,955	56,754
Income before assessments	126,105	48,726	174,831
Affordable Housing Program	12,668	4,246	16,914
REFCORP	13,378	6,266	19,644
Total assessments	26,046	10,512	36,558
Net income	$100,059	$38,214	$138,273
Average assets	$59,562,912	$7,725,120	$67,288,032
Total assets	$52,513,856	$7,882,675	$60,396,531

2010
Net interest income	$180,304	$95,016	$275,320
Provision for credit losses	—	13,601	13,601
Net interest income after provision for credit losses	180,304	81,415	261,719
Other income	17,452	2,409	19,861
Other expenses	47,191	8,636	55,827
Income before assessments	150,565	75,188	225,753
Affordable Housing Program	14,093	6,138	20,231
REFCORP	27,294	13,810	41,104
Total assessments	41,387	19,948	61,335
Net income	$109,178	$55,240	$164,418
Average assets	$60,631,703	$8,735,556	$69,367,259
Total assets	$63,827,138	$7,804,124	$71,631,262

2009
Net interest income	$276,071	$110,899	$386,970
Other income (loss)	38,466	(885)	37,581
Other expenses	50,291	8,415	58,706
Income before assessments	264,246	101,599	365,845
Affordable Housing Program	22,525	8,294	30,819
REFCORP	48,344	18,661	67,005
Total assessments	70,869	26,955	97,824
Net income	$193,377	$74,644	$268,021
Average assets	$75,054,187	$9,615,520	$84,669,707
Total assets	$61,979,463	$9,407,169	$71,386,632

Note 20 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of December 31, 2011 and 2010. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 20.1 - Fair Value Summary (in thousands)

	December 31, 2011		December 31, 2010
Financial Instruments	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$2,033,944	$2,033,944	$197,623	$197,623
Interest-bearing deposits	119	119	108	108
Securities purchased under resale agreements	—	—	2,950,000	2,950,000
Federal funds sold	2,270,000	2,270,000	5,480,000	5,480,000
Trading securities	2,862,648	2,862,648	6,402,781	6,402,781
Available-for-sale securities	4,171,142	4,171,142	5,789,736	5,789,736
Held-to-maturity securities	12,637,373	13,035,503	12,691,545	13,019,799
Advances	28,423,774	28,699,758	30,181,017	30,386,792
Mortgage loans held for portfolio, net	7,850,269	8,342,709	7,770,040	8,094,128
Accrued interest receivable	114,266	114,266	132,355	132,355
Derivative assets	4,912	4,912	2,499	2,499

Liabilities:
Deposits	1,083,532	1,083,312	1,452,427	1,452,333
Consolidated Obligations:
Discount Notes	26,136,303	26,137,014	35,003,280	35,003,517
Bonds (1)	28,854,544	29,774,780	30,696,791	31,414,061
Mandatorily redeemable capital stock	274,781	274,781	356,702	356,702
Accrued interest payable	142,212	142,212	190,728	190,728
Derivative liabilities	105,284	105,284	227,982	227,982

Other:
Standby bond purchase agreements	—	1,595	—	2,361

(1)	Includes (in thousands) $4,900,296 and $0 of Consolidated Bonds recorded under the fair value option at December 31, 2011 and 2010, respectively.

Fair Value Hierarchy. The FHLBank records trading securities, available-for-sale securities, derivative assets, derivative liabilities and certain Consolidated Obligation Bonds at fair value on a recurring basis. The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value for assets and liabilities carried at fair value on the Statements of Condition. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is.

Outlined below is the application of the fair value hierarchy to the FHLBank's financial assets and financial liabilities that are carried at fair value on a recurring basis.

Level 1 - defined as those instruments for which inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 - defined as those instruments for which inputs to the valuation methodology include quoted prices for similar instruments in active markets or, if a valuation methodology is used inputs are selected that are observable, either directly or indirectly, for substantially the full term of the financial instrument. The FHLBank's trading securities, available-for-sale securities, Consolidated Obligations Bonds and derivative instruments are considered Level 2 instruments based on the inputs utilized to derive fair value.

Level 3 - defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

For instruments carried at fair value, the FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the years ended December 31, 2011 or 2010.

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

Trading securities: The FHLBank's trading portfolio consists of U.S. Treasury obligations, discount notes and bonds issued by Freddie Mac, Fannie Mae (non-mortgage-backed securities), and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

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

For its U.S. Treasury obligations and discount notes and bonds issued by Freddie Mac, and/or Fannie Mae, the FHLBank determines the fair value using the income approach.

Table 20.2 - Significant Inputs for Non-Mortgage-Backed Securities in the Trading Portfolio Carried at Level 2 Within the Fair Value Hierarchy as of December 31, 2011 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve (basis points)	Fair Value
U.S. Treasury obligations	Treasury	-	$331,207
Government-sponsored enterprises	Agency Discount Note Curve	-	$2,529,311

To value mortgage-backed security holdings, the FHLBank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use proprietary models to price mortgage-backed securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many mortgage-backed securities do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all mortgage-backed security valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank.

Recently, the FHLBank conducted reviews of the four pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for agency and private-label mortgage-backed securities.

Prior to December 31, 2011, the FHLBank established a price for each mortgage-backed security using a formula that was based upon the number of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within these established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed might not be appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates and/or use of an internal model that was deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider.

Effective December 31, 2011, the FHLBank refined its method for estimating the fair values of mortgage-backed securities. The FHLBank's refined valuation technique first requires the establishment of a “median” price for each security using the same formula-driven price described above. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.

Prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, non-binding dealer estimates, and/or use of an internal model that is deemed most appropriate) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As of December 31, 2011, four vendor prices were received for substantially all of the FHLBank's mortgage-backed security holdings and the final prices for substantially all of those securities were computed by averaging the four prices. The revision to the valuation technique did not have a significant impact on the estimated fair values of the mortgage-backed security holdings as of December 31, 2011. Based on the FHLBank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLBank believes its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

Available-for-sale securities: The FHLBank's available-for-sale portfolio consists of certificates of deposit and other debt securities. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Table 20.3 - Significant Inputs for Non-Mortgage-Backed Securities in the Available-for-Sale Portfolio Carried at Level 2 Within the Fair Value Hierarchy as of December 31, 2011 (in thousands)

	Interest Rate Curve/ Pricing Services	Spread Range to the Interest Rate Curve (basis points)	Fair Value
Certificates of deposit	Pricing Services	N/A	$3,954,017
Other *	Pricing Services	N/A	$217,125

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at December 31, 2011 or 2010.

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

▪
Spread assumption. As of December 31, 2011 the spread adjustment to the LIBOR Swap Curve was -61 to -31 basis points for callable Consolidated Obligations carried at fair value on the Statements of Condition.

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments during the years ended December 31, 2011 or 2010.

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

Fair Value on a Recurring Basis.

Table 20.4 presents the fair value of financial assets and liabilities, by level, within the fair value hierarchy which are recorded on a recurring basis at December 31, 2011 and 2010.

Table 20.4 - Hierarchy Level for Financial Assets and Liabilities - Recurring (in thousands)

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)	Total
Assets
Trading securities:
U.S. Treasury obligations	$—	$331,207	$—	$—	$331,207
Government-sponsored enterprises debt securities	—	2,529,311	—	—	2,529,311
Other U.S. obligation residential mortgage-backed securities	—	2,130	—	—	2,130
Total trading securities	—	2,862,648	—	—	2,862,648
Available-for-sale securities:
Certificates of deposit	—	3,954,017	—	—	3,954,017
Other non-mortgage-backed securities	—	217,125	—	—	217,125
Total available-for-sale securities	—	4,171,142	—	—	4,171,142
Derivative assets:
Interest rate swaps	—	78,019	—	(75,388)	2,631
Mortgage delivery commitments	—	2,281	—	—	2,281
Total derivative assets	—	80,300	—	(75,388)	4,912
Total assets at fair value	$—	$7,114,090	$—	$(75,388)	$7,038,702

Liabilities
Consolidated Obligation Bonds (2)	$—	$4,900,296	$—	$—	$4,900,296
Derivative liabilities:
Interest rate swaps	—	683,512	—	(581,450)	102,062
Forward rate agreement	—	3,143	—	—	3,143
Mortgage delivery commitments	—	79	—	—	79
Total derivative liabilities	—	686,734	—	(581,450)	105,284
Total liabilities at fair value	$—	$5,587,030	$—	$(581,450)	$5,005,580

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

During the year ended December 31, 2011, the FHLBank elected the fair value option for certain Consolidated Obligation Bond transactions. The FHLBank elected the fair value option for these transactions so as to mitigate the income statement volatility that can arise when only the corresponding derivatives are marked at fair value in transactions that do not, or may not, meet hedge effectiveness requirements or otherwise qualify for hedge accounting (i.e., economic hedging transactions).

The following table summarizes the activity related to financial liabilities for which the fair value option was elected during the year ended December 31, 2011.

Table 20.5 – Fair Value Option Financial Liabilities (in thousands)

Year Ended December 31, 2011
Consolidated Bonds
Balance at December 31, 2010	$—
New transactions elected for fair value option	(7,671,000)
Maturities and terminations	2,776,000
Net losses on instruments held under fair value option	(2,896)
Change in accrued interest	(2,400)
Balance at December 31, 2011	$(4,900,296)

Table 20.6 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Year Ended December 31, 2011
	Interest Expense	Net Losses on Changes in Fair Value Under Fair Value Option	Total Changes in Fair Value Included in Current Period Earnings
Consolidated Bonds	$(8,884)	$(2,896)	$(11,780)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net losses on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of December 31, 2011.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 20.7 – Aggregate Unpaid Balance and Aggregate Fair Value at December 31, 2011 (in thousands)

	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$4,895,000	$4,900,296	$5,296

Note 21 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency Regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2011, and through the filing date of this report, the FHLBank does not believe that it is probable that it will be asked to do so.

The FHLBank determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2011 or 2010. The joint and several obligations are mandated by Finance Agency Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 21.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2011			December 31, 2010
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$4,684,850	$152,933	$4,837,783	$6,651,149	$148,231	$6,799,380
Commitments for standby bond purchases	35,000	363,780	398,780	12,930	386,895	399,825
Commitment to purchase mortgage loans	431,264	—	431,264	92,274	—	92,274
Unsettled Consolidated Bonds, at par (1) (2)	540,000	—	540,000	—	—	—
Unsettled Consolidated Discount Notes, at par (2)	57,729	—	57,729	12,547	—	12,547

(1)	Of the total unsettled Consolidated Bonds, $500,000 (in thousands) were hedged with associated interest rate swaps at December 31, 2011.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Standby Letters of Credit. A Standby Letter of Credit is a financing arrangement between the FHLBank and its member. Standby Letters of Credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these Standby Letters of Credit range from less than one month to 18 years, with a final expiration in 2024. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to $1,865 thousand and $2,153 thousand at December 31, 2011 and 2010.

The FHLBank monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are fully collateralized at the time of issuance. As a result, the FHLBank has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank have original expiration periods up to six years, currently no later than 2015, although some are renewable at the option of the FHLBank. During 2011 and 2010, the FHLBank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The FHLBank enters into commitments that unconditionally obligate the FHLBank to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Pledged Collateral. The FHLBank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral pledge (collateral) agreements. As of December 31, 2011 and 2010, the FHLBank had no securities pledged as collateral to broker-dealers.

Lease Commitments. The FHLBank charged to operating expenses net rental and related costs of approximately $1,832,000, $1,813,000, and $2,035,000 for the years ending December 31, 2011, 2010, and 2009.

Table 21.2 - Future Minimum Rentals for Operating Leases (in thousands)

Year	Premises	Equipment	Total
2012	$988	$108	$1,096
2013	1,004	93	1,097
2014	779	—	779
2015	100	—	100
2016	17	—	17
Thereafter	—	—	—
Total	$2,888	$201	$3,089

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

Note 22 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2011, 2010, or 2009. Additionally, the FHLBank occasionally invests in Consolidated Discount Notes issued on behalf of another FHLBank. These investments are purchased in the open market from third parties and are accounted for in the same manner as other similarly classified investments. There were no such investments outstanding at December 31, 2011, 2010, or 2009. The following table details the average daily balance of lending, borrowing and investing between the FHLBank and other FHLBanks for the years ended December 31.

Table 22.1 - Lending, Borrowing, and Investing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances
	2011	2010	2009
Loans to other FHLBanks	$3,141	$4,907	$19,033
Borrowings from other FHLBanks	—	342	1,370
Investments in other FHLBanks	—	—	6,800

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

There were no Consolidated Obligations transferred to the FHLBank during the year ended December 31, 2011. During the year ended December 31, 2010, the par amount of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $145,000. All such transfers during the year ended December 31, 2010 were from the FHLBank of Chicago. The net premiums associated with these transactions were (in thousands) $16,722 in 2010. There were no Consolidated Obligations transferred to the FHLBank during the year ended December 31, 2009. The FHLBank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 14). The FHLBank did not transfer any Consolidated Obligations to other FHLBanks in 2011, 2010, or 2009.

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

For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorships, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorships, the FHLBank's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitation, no member owned more than 10 percent of the voting interests of the FHLBank at December 31, 2011 or 2010.

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

Table 23.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2011		December 31, 2010
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$883	3.2%	$609	2.1%
Mortgage Purchase Program	42	0.5	51	0.7
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	173	5.1	158	4.6
Derivatives	—	—	—	—

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

Table 23.2 - Capital Stock, Advances, and Mortgage Purchase Program Principal Balances to Members and Former Members (dollars in millions)

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2011	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,314	$67
Fifth Third Bank	401	12	2,533	7
PNC Bank, N.A. (1)	243	7	3,996	2,338
KeyBank, N.A.	179	5	220	—
Total	$1,414	41%	$14,063	$2,412

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2010	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,315	$78
Fifth Third Bank	401	12	1,536	9
PNC Bank, N.A. (1)	262	8	4,000	2,896
KeyBank, N.A.	179	5	905	—
Total	$1,433	42%	$13,756	$2,983

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with two nonmember affiliates, the Kentucky Housing Corporation and the Ohio Housing Finance Agency. The nature of these relationships is twofold: one as an approved borrower from the FHLBank and one in which the FHLBank invests in the purchase of these nonmembers' bonds. The Kentucky Housing Corporation and the Ohio Housing Finance Agency had no borrowings during the years ended December 31, 2011, 2010, or 2009. The FHLBank did not have principal investments in the bonds of the Kentucky Housing Corporation at December 31, 2011. The FHLBank had principal investments in the bonds of the Kentucky Housing Corporation of $2,955,000 and $10,375,000 as of December 31, 2010 and 2009, respectively. The FHLBank did not have any investments in the bonds of the Ohio Housing Finance Agency as of December 31, 2011, 2010, or 2009. The FHLBank did not have any investments in or borrowings extended to any other nonmember affiliates during the years ended December 31, 2011, 2010, or 2009.

SUPPLEMENTAL FINANCIAL DATA

Supplemental financial data required is set forth in the “Other Financial Information” caption at Part II, Item 7 of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2011, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2011, the FHLBank maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLBank's management assessed the effectiveness of the FHLBank's internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the FHLBank determined that, as of December 31, 2011, the FHLBank's internal control over financial reporting was effective based on those criteria.

The FHLBank's registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report expressing an unqualified opinion on internal control over financial reporting as of December 31, 2011. This report is included in “Item 8. Financial Statements and Supplementary Data.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLBank's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

NOMINATION AND ELECTION OF DIRECTORS

The Finance Agency has authorized us to have a total of 17 directors: 10 member directors and seven independent directors. Two of our independent directors are designated as public interest directors and all 17 directors are elected by our members. In October 2011, member director Robert Brosky passed away. As permitted by regulation, the Board chose to fill this director vacancy and unanimously elected J. Lynn Greenstein to serve this Ohio member director term, which expires December 31, 2012. The Board's decision to elect Ms. Greenstein was influenced by her leadership positions within the banking and insurance industry and the Ohio Bankers League, which help to bring insight to the Board and contribute to the FHLBank's mission and corporate objectives.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2012) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
Grady P. Appleton	64	2007	12/31/13	Independent (OH)
B. Proctor Caudill, Jr., Vice Chair	62	2004	12/31/13	Member (KY)
James R. DeRoberts	55	2008	12/31/14	Member (OH)
Mark N. DuHamel	54	2009	12/31/15	Member (OH)
Leslie D. Dunn	66	2007	12/31/12	Independent (OH)
James A. England	60	2011	12/31/14	Member (TN)
J. Lynn Greenstein	48	2011	12/31/12	Member (OH)
Stephen D. Hailer	61	(1993-1998) 2002	12/31/12	Member (OH)
Charles J. Koch	65	2008 (1)	12/31/14	Independent (OH)
Michael R. Melvin	67	(1995-2001) 2006	12/31/15	Member (OH)
Donald J. Mullineaux	66	2010	12/31/15	Independent (KY)
Alvin J. Nance	54	2009	12/31/12	Independent (TN)
Charles J. Ruma	70	(2002-2004) 2007	12/31/15	Independent (OH)
William J. Small	61	2007	12/31/13	Member (OH)
William S. Stuard Jr.	57	2011	12/31/14	Member (TN)
Billie W. Wade	62	2007	12/31/13	Member (KY)
Carl F. Wick, Chair	72	2003	12/31/14	Independent (OH)

(1)	Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.

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

Each member director is nominated and elected by our members through an annual voting process administered by us. Any member that is entitled to vote in the election may nominate an eligible individual to fill each available member directorship for its voting state, and all eligible nominees must be presented to the membership in the voting state. In accordance with Finance Agency regulations, except when acting in a personal capacity, no director, officer, attorney, employee or agent of the FHLBank may communicate in any manner that he or she directly or indirectly, supports or opposes the nomination or election of a particular individual for a member directorship or take any other action to influence the voting with respect to a particular individual. As a result, the FHLBank is not in a position to know which factors its member institutions considered in nominating candidates for member directorships or in voting to elect member directors.

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

Mr. England has been Chairman and Chief Executive Officer of Decatur County Bank, Decaturville, Tennessee since 1990.

Ms. Greenstein has been the President and Chief Executive Officer of Nationwide Bank, Columbus, Ohio since November 2009. She also served as the Senior Vice President-Property and Casualty Product and Pricing for Nationwide Mutual Insurance Company from March 2003 until November 2009.

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

Mr. Stuard has been President and Chief Executive Officer of F&M Bank, Clarksville, Tennessee, since January 1991.

Mr. Wade has served as Executive Director of HOPE of Kentucky, LLC since January 2011. HOPE of Kentucky, LLC is a consortium of Kentucky banks formed to make permanent loans on affordable housing projects. Mr. Wade had worked as a self-employed consultant to affordable housing organizations and real estate developers from August 2010 to January 2011. Mr. Wade was the Chief Executive Officer of Citizens Union Bank, Shelbyville, Kentucky, from 1991 to March 2010. He also served as President of Citizens Union Bank from 1991 through 2007. Mr. Wade has been a Director of First Farmers Bank and Trust Company, Owenton, Kentucky, since 1993 and a Director of Dupont State Bank, Dupont, Indiana, since 2001.

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

Mr. Appleton has served as Executive Director of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, for 29 years. The EANDC's mission is to develop East Akron and other communities through housing and economic development activities, such as affordable housing programs and programs to support home ownership. Mr. Appleton's years of experience with EANDC bring insight to the Board that contributes to the FHLBank's corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton also served as a member of the FHLBank's Advisory Council from 1997 until 2006.

Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corporation, a New York Stock Exchange listed retailer now owned by Luxottica Group S.p.A., from September 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones, Day law firm. She currently is engaged in various business activities and serves in leadership positions with a number of civic and philanthropic organizations. Ms. Dunn's experience as a senior officer of a publicly held company and as a law firm partner representing numerous publicly held companies brings perspective to the Board regarding the FHLBank's status as an SEC registrant, corporate governance matters, and the Board's responsibility to oversee the FHLBank's operations.

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

Mr. Wick was employed by NCR Corporation (one of the two largest manufacturers and suppliers of computer banking systems in the world at the time) from 1966 to 1994, when he retired. He continued with NCR into 1997 on a contractual basis. Mr. Wick's work at NCR over the years included training and support for many NCR computer banking system installations; management of NCR customer support and education centers, including its central location in the U.S. for customer banking systems training; and serving as a director in NCR's R&D division where he was responsible for NCR's worldwide engineering human resources function. He's currently the owner of Wick and Associates, a business consulting firm. He also served as a member of the Ohio Board of Education for 8½ years, chairing several key policy committees and serving as a member of the executive committee. He retired from the State Board in 2009. Mr. Wick's qualifications and insight provide valuable skills to the Board, particularly in the important areas of technology, personnel matters and organizational development. Mr. Wick has been a member of the Council of Federal Home Loan Banks since 2005 and serves as Chairman of the Council.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2012) regarding our executive officers.

Name	Age	Position	Employee of the FHLBank Since
David H. Hehman (1)	63	President and Chief Executive Officer	1977
Andrew S. Howell (1)	50	Executive Vice President-Chief Operating Officer	1989
Donald R. Able	51	Senior Vice President-Chief Accounting and Technology Officer; Principal Financial Officer	1981
Damon v. Allen	41	Senior Vice President-Community Investment Officer	1999
Thomas J. Ciresi	58	Senior Vice President-Member Services	1981
Carole L. Cossé	64	Senior Vice President-Chief Financial Officer	1979
R. Kyle Lawler	54	Senior Vice President-Chief Credit Officer	2000
Stephen J. Sponaugle	49	Senior Vice President-Chief Risk Officer	1992

(1)
On January 19, 2012, Mr. Hehman announced his retirement from the FHLBank effective June 1, 2012. To succeed Mr. Hehman as President and Chief Executive Officer, the FHLBank's Board of Directors appointed Mr. Howell.

Except as described below, all of the executive officers named above have held their current positions for at least the past five years.

Mr. Howell became Executive Vice President-Chief Operating Officer in January 2008. He had served as the FHLBank's Executive Vice President-Mission Asset Activity since January 2007.

Mr. Able became Principal Financial Officer in January 2007. He also has been Senior Vice President-Chief Accounting and Technology Officer since January 2011. Prior to that, he had served as the Senior Vice President-Controller since March 2006.

Mr. Allen became Senior Vice President-Community Investment Officer in January 2012. Previously, he served as the FHLBank's Vice President and Community Investment Officer since July 2011, as Vice President-Housing and Community Investment from January 2009 to June 2011, and as the Assistant Vice President-Housing and Community Investment from November 2007 to December 2008. Prior to that, he served as Assistant Vice President-Credit Services from December 2003 to October 2007.

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

Item 11. Executive Compensation.

2011 COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information on our compensation program for executive officers for 2011, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers).

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

Management Involvement - Executive Compensation

While the Board is ultimately responsible for determining the compensation of the President and all other executive officers, the President and the Human Resources department periodically advise the Committee regarding competitive and administrative issues affecting our compensation program. The President and the Human Resources department also present recommendations to the Committee regarding the compensation of all other executive officers.

Finance Agency Oversight - Executive Compensation

HERA requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. The Finance Agency has issued proposed rules to implement these statutory requirements with respect to the FHLBanks. Until such time as final rules are issued, the FHLBanks have been directed to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2011 and January 2012 meetings, we submitted the 2012 base salaries as well as short and long-term incentive payments earned for 2011 for our Named Executive Officers to the Finance Agency. At this time, we do not expect the statutory requirements to have a material impact on our executive compensation plans.

Compensation Benchmarking

The compensation program is designed to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. To this end, we gather compensation data from a wide variety of sources, including broad-based national and regional surveys, presentations at FHLBank System meetings, and formal and informal interactions with our (and the FHLBank System's) compensation consultant. Our consultant is associated with McLagan, a nationally recognized compensation consulting firm specializing in the financial services industry. When determining compensation for our executive officers, the Committee and the President use this information to inform themselves regarding trends in compensation practices and as a comparison check against general market data (market check) to evaluate the reasonableness and effectiveness of our total compensation program and its components.

We also participate in an annual Federal Home Loan Bank System Key Position Compensation Survey conducted by Riemer Consulting, which contains executive and non-executive compensation information for various key positions across the 12 FHLBanks.

In setting 2012 compensation, we concentrated our attention on information from the Riemer survey, information relating to 2011 and expected 2012 compensation from other FHLBanks, and trend information and market compensation data updates from our consultant and broad-based surveys. Although McLagan's data for mortgage banks and commercial institutions continues to serve as a reference point (market check), we believe the positions at other FHLBanks generally are more directly comparable to ours. Additionally, the FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and common regulatory constraints, including the need for Finance Agency review of all compensation actions affecting our executive officers. However, there are significant differences across the FHLBank System, including differences in the sizes of the various FHLBanks, the complexity of their operations, their cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter, could not calculate compensation packages for our Named Executive Officers based solely on benchmarking to the other FHLBanks.

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

In March 2009, at the request of the Committee, McLagan provided an analysis of the FHLBank's executive compensation competitiveness in the context of volatile financial markets and the overall weak labor market. McLagan's report concluded that the FHLBank's conservative approach to executive compensation is competitive, discourages high risk-taking behavior and has served the FHLBank well. We believe the report's conclusions remain valid because neither the FHLBank's overall compensation nor market conditions have changed significantly since the report was issued. However, in February 2011, the Committee once again engaged McLagan to review certain aspects of our executive incentive plans. Several minor changes to the plans were instituted in 2011 with a recommendation from McLagan that as the demographics of the executive population change, the mix of incentive pay should be revisited to maintain a long-term focus. The Committee is currently reviewing incentive compensation plans for 2012.

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLBank's Named Executive Officers for the years ended December 31, 2011, 2010 and 2009. Discussion of each component follows the table.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
David H. Hehman	2011	$621,150	$512,671	$2,217,000	$25,932	$3,376,753
President and Chief Executive Officer	2010	645,506	547,269	1,382,000	14,700	2,589,475
Principal Executive Officer	2009	613,124	531,068	1,757,000	62,086	2,963,278

Donald R. Able	2011	238,692	117,046	664,000	14,700	1,034,438
Senior Vice President-Chief	2010	229,450	123,050	296,000	14,700	663,200
Accounting and Technology Officer	2009	194,115	108,110	300,000	16,697	618,922
Principal Financial Officer

Andrew S. Howell	2011	320,962	203,546	676,000	14,700	1,215,208
Executive Vice President-Chief	2010	312,569	211,729	377,000	14,700	915,998
Operating Officer	2009	297,000	195,215	359,000	27,104	878,319

Carole L. Cossé	2011	281,596	141,752	958,000	12,260	1,393,608
Senior Vice President-Chief	2010	275,900	150,149	583,000	12,529	1,021,578
Financial Officer	2009	260,846	146,019	652,000	16,065	1,074,930

R. Kyle Lawler	2011	235,725	122,028	257,000	14,700	629,453
Senior Vice President-Chief	2010	229,700	132,019	125,000	14,700	501,419
Credit Officer	2009	223,600	130,015	129,000	19,595	502,210

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2011 were as follows: Mr. Hehman, $0; Mr. Able, $12,692; Mr. Howell, $16,962; Mrs. Cossé, $20,596; and Mr. Lawler, $11,725.

(2)	Amounts shown for 2011 reflect total payments pursuant to the 2011 Short-Term Non-Equity Incentive Plan and the 2009-2011 Long-Term Non-Equity Incentive Plan, as follows:

Name	Short-Term Incentive Plan	Long-Term Incentive Plan	Total
David H. Hehman	$350,219	$162,452	$512,671
Donald R. Able	83,282	33,764	117,046
Andrew S. Howell	138,048	65,498	203,546
Carole L. Cossé	96,180	45,572	141,752
R. Kyle Lawler	82,545	39,483	122,028
(3) Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. No above market or preferential earnings are paid on deferred compensation.
(4) Amounts represent matching contributions to the qualified defined contribution pension plan in 2011. For Mr. Hehman, 2011 also includes perquisites totaling $11,232 which included personal use of an FHLBank-owned vehicle ($10,068), spousal travel ($764), and a membership in a waiting area designated for frequent airline travelers ($400).

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

Each of the Named Executive Officers received a base salary increase in 2011. Total salary increases, including merit and market adjustments, ranged from 2.3 percent to 3.4 percent. For the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. Mr. Hehman's merit increase was 2.5 percent. In recommending and approving the 2011 increase, the Committee and Board took into consideration the directors' appraisals of Mr. Hehman's performance during the year and noted, in particular, that directors had rated him especially highly on qualities of importance during challenging economic times - leadership, strategic vision and direction, and safe and sound operations appropriately balanced with strong financial results.

In October 2011, the Committee recommended and the Board approved a 3.5 percent salary increase pool for 2012 for all employees, comprised of 2.25 percent for merit increases and 1.25 percent for market and promotional adjustments. At meetings in November 2011, the Committee recommended, and the Board approved, the following 2012 base salaries for the Named Executive Officers: Mr. Hehman, $639,800; Mr. Able, $236,000; Mr. Howell, $319,200; Mrs. Cossé, $275,000; and, Mr. Lawler, $229,000. In 2012, total salary increases, including merit and market adjustments, ranged from 2.2 percent to 5.4 percent.

As in prior years, for the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendations for each individual executive, which took into consideration recent market data corresponding to the positions and an evaluation of the executive's performance over the past year. In determining Mr. Hehman's 2012 salary, the Committee and Board discussed his outstanding leadership, particularly in the challenging economic environment and regulatory uncertainty, as reflected in the directors' individual evaluations of his performance.  Therefore, the Committee recommended, and the Board subsequently approved, a salary increase for Mr. Hehman of 3.0 percent.

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

If actual performance falls below the threshold level of performance, no payment is made for that goal. If actual performance exceeds the maximum level, only the value assigned as the performance maximum is paid. When actual performance falls between the assigned threshold, target and maximum performance levels, an interpolated achievement is calculated for that goal. The achievement for each goal is then multiplied by the corresponding incentive weight assigned to that goal and the results for each goal are summed to arrive at the final incentive award payable to the executive. The Board has sole discretion to increase or decrease any STI awards, including the ability to approve an additional incentive payment for extraordinary individual performance.

For calendar year 2011, the Board approved a total of ten goals in the functional areas of Member Asset Activity, Franchise Value Promotion and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across the FHLBank's mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

The following table presents the incentive weights, target performance levels, and the actual results achieved for the 2011 STI goals.

(Dollars in thousands)
Member Asset Activity	Incentive Weight	Target Performance	Results Achieved
a) Average Advances for Members	7.5%	$24,000,000	$23,000,124
b) Average Advance Balances for Members with Assets $1 Billion or less	7.5	$6,500,000	$5,773,948
c) Mortgage Purchase Program New Mandatory Delivery Commitments	10.0	$600,000	$675,429
Franchise Value Promotion
a) Advance Product Users	5.0	400	387
b) Mortgage Purchase Program Sellers	5.0	70	71
c) AHP Competitive Program Disbursement and Deobligation	5.0	$27,000	$29,094
d) Community Outreach Events	5.0	57	68
e) Membership Approvals	5.0	8	12
Stockholder Risk/Return
a) Market Value of Equity Volatility	20.0	< 10%	7.0%
b) Adjusted Net Income (1) Divided by Average Shares Outstanding compared to Average Three-Month LIBOR Plus Basis Point Spread (bps)	30.0	400 bps	397 bps
(1) Adjusted Net Income is a non-GAAP measure and is equal to Regulatory Net Income adjusted to remove the non-interest income impact of hedge accounting and further adjusted to amortize Advance prepayment fees over their remaining weighted average term (at the time of prepayment) instead of when they occur.

During 2011, the Board, the Committee and the President periodically reviewed the STI goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the STI goals during 2011.

The incentive award opportunities for the 2011 plan year were as follows:

Name	Incentive Opportunity at Threshold	Incentive Opportunity at Target	Incentive Opportunity at Maximum
David H. Hehman	25.0%	55.0%	75.0%
Donald R. Able	17.5	35.0	50.0
Andrew S. Howell	17.5	45.0	60.0
Carole L. Cossé	17.5	35.0	50.0
R. Kyle Lawler	17.5	35.0	50.0

At its January 2012 meeting, following certification of the 2011 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the STI awards shown in Note 2 to the Summary Compensation Table. For the 2011 plan year, we cumulatively achieved approximately 75 percent of the available maximum incentive opportunity. This was a decrease in overall FHLBank performance from the 81 percent achieved for 2010 primarily because the FHLBank did not reach target performance on its stockholder return goal in 2011. For both periods, the FHLBank did not reach its target levels on the goals related to average Advances, primarily due to the decrease in members' Advance demand as their liquidity needs in 2010 and 2011 remained well below the highs reached in late 2008.

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

Long-Term Non-Equity Incentive Plan Compensation
The Executive Long-Term Incentive (LTI) Plan is a cash-based, performance unit plan designed to promote higher levels of performance and long-term employment retention by selected executive and senior officers, including the Named Executive Officers, for accomplishing Board-approved long-term goals. Since the LTI Plan was initially created, the Board has established a new three-year performance period each year, commencing each January 1, so that three overlapping performance periods are in effect at one time. The LTI goals reflect desired financial, operational and public mission objectives measured over each three-year period, which we believe promotes and encourages our long-term success and financial viability and thereby enhances our value to our stockholders. Historically, the Board of Directors has approved LTI goals in the areas of Operating Efficiency, Risk Adjusted Profitability, Market Penetration and Affordable Housing/Community Investment. In early 2010, the Board added a Market Capitalization goal beginning with the 2010-2012 performance period. Each approved LTI goal is assigned an incentive weight reflecting its relative importance and potential impact on the strategic long-term initiatives, and each is assigned a quantitative threshold, target and maximum level of performance.

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

The Board established the following 2011 - 2013 LTI goals and related incentive weights for each goal:

OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 25%

RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	Weight: 25%

MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity (MVE) to Par Value of Regulatory Capital Stock	Weight: 25%

MARKET PENETRATION:
Ratio of Member Advances to Member Assets	Weight: 25%

AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	Multiplier: +/- 10%

During 2011, as with the STI Plan, the Board, the Committee and the President periodically reviewed progress toward LTI goals for each ongoing performance period. At its January 2012 meeting, following certification of the performance results for the 2009 - 2011 performance period and in accordance with those results, the Board authorized the distribution of LTI Plan payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 56 percent of the available maximum incentive opportunity for FHLBank goals. The LTI Plan payments for the 2009 - 2011 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents the incentive weights, target performance level, and the actual results achieved for the 2009 - 2011 LTI goals.

	Incentive Weight	Target Performance	Results Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	33 1/3%	2nd quartile	1st of 12
RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	33 1/3%	2nd quartile	1st of 12
MARKET PENETRATION:
Ratio of Member Advances to Member Assets	33 1/3%	5.60%	4.49%
	Multiplier	Target Performance	Results Achieved
AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	+/- 10%	36.00%	31.35%

At the February 2012 meeting, the Board also reviewed the measurements and achievement levels for each LTI goal for the remaining three-year performance periods operating concurrently. Based on the results to date, we project an achievement level between the target and maximum levels of performance for the 2010 - 2012 and 2011 - 2013 performance periods.

Non-Equity Incentive Plan Compensation Grants - 2011
The following table provides information on grants made under the STI Plan for 2011 and the LTI Plan for the 2011 - 2013 performance period.

2011 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan	Grant Date	Threshold	Target	Maximum
David H. Hehman	STI	February 17, 2011	$155,288	$341,633	$465,863
	LTI	February 17, 2011	83,835	186,300	307,395

Donald R. Able	STI	February 17, 2011	39,550	79,100	113,000
	LTI	February 17, 2011	20,340	45,200	74,580

Andrew S. Howell	STI	February 17, 2011	53,200	136,800	182,400
	LTI	February 17, 2011	34,200	76,000	125,400

Carole L. Cossé	STI	February 17, 2011	45,675	91,350	130,500
	LTI	February 17, 2011	23,490	52,200	86,130

R. Kyle Lawler	STI	February 17, 2011	39,200	78,400	112,000
	LTI	February 17, 2011	20,160	44,800	73,920

Non-Equity Incentive Plan Compensation Grants - 2012
At its February and March 2012 meetings, the Board reviewed the 2012 short and long-term non-equity incentive plan compensation grants. In setting the plans, the Board considered the proposed Finance Agency guidance on executive compensation. Although the Board has approved in principal the new goals and plan structure to meet the Finance Agency guidance, regulatory review is pending, and therefore, the plans are subject to change. We intend to file a Form 8-K of the final plan structure after the Finance Agency review is complete.

Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified pension plans - a defined benefit plan and a defined contribution plan - and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions. Prior to 2010, the non-qualified plan, the Benefit Equalization Plan (BEP), had two components, one restoring benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limits on benefits from the defined benefit plan (DB/BEP) and the other restoring benefits these persons would have received but for IRS limits on contributions to the defined contribution plan (DC/BEP). The latter component of the DC/BEP was effectively terminated on December 23, 2009. Generally, benefits under the BEP vest (or vested) and are (or were) payable according to the corresponding provisions of the qualified plans.

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

2011 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
David H. Hehman	Pentegra DB	33.92	$2,811,000
	DB/BEP	33.92	9,050,000

Donald R. Able	Pentegra DB	30.42	1,526,000
	DB/BEP	30.42	382,000

Andrew S. Howell	Pentegra DB	21.50	1,027,000
	DB/BEP	21.50	967,000

Carole L. Cossé	Pentegra DB	31.92	2,923,000
	DB/BEP	31.92	1,639,000

R. Kyle Lawler	Pentegra DB	10.50	586,000
	DB/BEP	10.50	196,000

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

In accordance with Board policy, the perquisites provided by the FHLBank represent a small fraction of an executive officer's annual compensation and are provided in accordance with market practices for executives in similar positions and with similar responsibilities. During 2011, the President and the Executive Vice President were each provided with an FHLBank-owned vehicle for their business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer's personal use of an FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. We also maintain a membership in our President's name in an airline waiting area designated for frequent travelers. During 2011, these perquisites totaled $11,232 for Mr. Hehman, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officer and are therefore excluded from the Summary Compensation Table.

Other than normal pension benefits and eligibility to participate in our retiree supplemental benefits program (if hired prior to August 1, 1990), no perquisites or other special benefits are provided to our executive officers in the event of a change in control, resignation, retirement or other termination of employment.

President and Chief Executive Officer Retirement and Transition

In January 2012, David H. Hehman, President and Chief Executive Officer, announced his retirement effective June 1, 2012. Mr. Hehman joined the FHLBank in 1977 and has served as President and Chief Executive Officer since 2003. Upon his retirement, Mr. Hehman will be eligible to receive his defined benefit pension plan benefit and defined contribution account balance under our DB/BEP, and Pentegra DB and DC plans. Additionally, Mr. Hehman will receive all accrued but unused vacation, if any, and will have the option to convert his life and long-term disability insurance coverages to individual coverage policies at his expense. Because Mr. Hehman was hired prior to August 1, 1990 and meets the “Rule of 80” with respect to his age and years of service, he will have the option to participate in the supplemental retiree benefits option which includes medical coverage subject to current retiree health insurance premiums and $5,000 in life insurance paid for by the FHLBank.

To succeed Mr. Hehman as President and Chief Executive Officer, our Board of Directors unanimously appointed Andrew S. Howell who currently serves as the Executive Vice President and Chief Operating Officer. The Board of Directors plans to recommend Mr. Howell's total compensation package as President and Chief Executive Officer at a future date subject to review by the Finance Agency. Mr. Howell joined the FHLBank in 1989.

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

We have a severance policy under which employees, including executive officers, may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation or a planned reduction in staff that causes an involuntary termination of employment. Under this policy, an officer is entitled to one month pay for every full year of employment, pro-rated for partial years of employment, with a minimum of one month and a maximum of six months severance pay. At our discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.

We have no termination of employment, severance or change-in-control arrangements with any Named Executive Officer.

COMPENSATION COMMITTEE REPORT

The Personnel Committee of the Board of the Directors of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:

The Personnel Committee has reviewed and discussed the 2011 Compensation Discussion and Analysis set forth above with the FHLBank's management. Based on such review and discussions, the Personnel Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

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

To appropriately compensate directors for fulfilling their increasing responsibilities, 2012 fees were modestly increased so as to continue to attract and retain valued guidance and expertise. The following table sets forth the per meeting fees and the annual caps for 2011 and 2012:

	2011		2012
	Per Meeting Fee	Annual Cap	Per Meeting Fee	Annual Cap
Chair	$9,000	$72,000	$9,750	$78,000
Vice Chair	8,250	66,000	8,625	69,000
Other Members	6,750	54,000	7,000	56,000

In addition, annual fees are paid as follows for certain Board Committee assignments that involve significant time and responsibilities.

	2011	2012
Audit Committee:
Chair	$12,000	$15,000
Other members	6,000	8,000
Finance and Market Risk Management Committee:
Chair	12,000	12,000
Other members	6,000	6,000
All other committees:
Chair	6,000	12,000

However, the Board Chair does not receive additional compensation for chairing any committee and no director may receive fees totaling more than the annual amount paid to the Board Chair.

During 2011, total directors' fees and travel expenses incurred by the FHLBank were $1,049,250 and $274,153, respectively.

With prior approval, our current Travel Policy permits a spouse to accompany a director on an authorized business trip. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2011, 14 directors received reimbursement for spousal travel expenses.

The following table sets forth the meeting fees earned by each director and expenses paid to each director for the year ended December 31, 2011.

2011 Directors Compensation Table

Name	Fess Earned or Paid in Cash	Total Expenses (1)	Total
Grady P. Appleton	$60,000	$475	$60,475
Robert E. Brosky	51,750	804	52,554
B. Proctor Caudill, Jr., Vice Chair	66,000	1,776	67,776
James R. DeRoberts	60,000	637	60,637
Mark N. DuHamel	66,000	—	66,000
Leslie D. Dunn	61,500	1,672	63,172
James A. England	54,000	1,017	55,017
Stephen D. Hailer	66,000	1,848	67,848
Charles J. Koch	60,000	1,401	61,401
Michael R. Melvin	60,000	—	60,000
Donald J. Mullineaux	60,000	1,161	61,161
Alvin J. Nance	54,000	407	54,407
Charles J. Ruma	66,000	475	66,475
William J. Small	66,000	749	66,749
William S. Stuard, Jr.	54,000	—	54,000
Billie W. Wade	72,000	300	72,300
Carl F. Wick, Chair	72,000	1,192	73,192
Total	$1,049,250	$13,914	$1,063,164

(1)	Total expenses are comprised of spousal travel expenses reimbursed to the director by the FHLBank; directors' travel expenses are not included.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2010 and 2011.

	Number of Meetings Held
Meeting Type	2010	2011
Board Meeting	10	12
Audit Committee	11	13
Finance and Risk Management Committee	5	6
Governance	5	4
Housing and Community Development Committee	4	4
Personnel Committee	6	5

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel Committee of the Board of Directors is charged with responsibility for the FHLBank's compensation policies and programs. None of the 2011 or 2012 Personnel Committee members is or previously was an officer or employee of the FHLBank. Additionally, none of the FHLBank's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank's Personnel Committee or Board of Directors. This Committee was and is composed of the following members:

2011	2012
Carl F. Wick (Chair)	Carl F. Wick (Chair)
Grady P. Appleton	Grady P. Appleton
Robert E. Brosky	B. Proctor Caudill, Jr. (Vice Chair)
B. Proctor Caudill, Jr. (Vice Chair)	Stephen D. Hailer
Stephen D. Hailer	Charles J. Koch
Charles J. Koch	Michael R. Melvin
Michael R. Melvin

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 29, 2012 and includes any known affiliates that are members of the FHLBank:

(Dollars in millions)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	$592	18%	5,922,408
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	401	12	4,006,191
PNC Bank, N.A.	249 Fifth Avenue Pittsburgh, PA 15222	241	7	2,410,028
KeyBank, N.A.	127 Public Square Cleveland, OH 44114	179	5	1,789,971

The following table lists capital stock outstanding as of February 29, 2012 held by member institutions that have an officer or director who serves as a director of the FHLBank:

(Dollars in millions)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
FirstMerit Bank, N.A.	111 Cascade Plaza, 7th Floor Akron, OH 44308	$119	3.5%
First Federal Bank of the Midwest	601 Clinton Street Defiance, OH 43512	19	0.6
Nationwide Bank	One Nationwide Plaza, 2-14-05 Columbus, OH 43215	16	0.5
Kentucky Bank	401 Main Street Paris, KY 40361	7	0.2
Perpetual Federal Savings Bank	120 North Main Street Urbana, OH 43078	3	0.1
F&M Bank	50 Franklin Street Clarksville, TN 37040	3	0.1
North Akron Savings Bank	158 East Cuyahoga Falls Avenue Akron, OH 44310	2	0.1
First Farmers Bank and Trust Company	1505 Saint Andrews Drive Shelbyville, KY 40065	2	0.1
The Arlington Bank	777 Goodale Boulevard, #200 Columbus, OH 43212	1	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	1	0.0

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
The Finance Agency director independence standards specify independence criteria for members of our Audit Committee. Under these criteria, all of our directors are independent.

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

As required by Finance Agency Regulations, we have a written conflict of interest policy. This policy requires directors (1) to disclose to the Board of Directors any known personal financial interests that they, their immediate family members or their business associates have in any matter to be considered by the Board and in any other matter in which another person or entity does or proposes to do business with the FHLBank and (2) to recuse themselves from considering or voting on any such matter. The scope of the Finance Agency's conflict of interest Regulation (available at www.fhfa.gov) and our conflict of interest policy (posted on our Web site at www.fhlbcin.com) is similar, although not identical, to the scope of the SEC's requirements governing transactions with related persons. In March 2007, our Board of Directors adopted a written related person transaction policy that is intended to close any gaps between Finance Agency and SEC requirements. The policy includes procedures for identifying, approving and reporting related person transactions as defined by the SEC. One of the tools that we used to monitor non-ordinary course transactions and other relationships with our directors and executive officers is an annual questionnaire that uses the New York Stock Exchange criteria for independence. Finally, our Insider Trading Policy provides that any request for redemption of excess stock (except for de minimis amounts) held by a Director's Financial Institution must be approved by the Board of Directors or by the Executive Committee of the Board.

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2011 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2011 and 2010 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2011	2010
Audit fees	$669	$688
Audit-related fees	143	183
Tax fees	—	—
All other fees	—	—
Total fees	$812	$871

Audit fees were for professional services rendered for the audits of the FHLBank's financial statements.

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

The FHLBank paid additional fees to PricewaterhouseCoopers, LLP in the form of assessments paid to the Office of Finance. The FHLBank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. These assessments, which totaled $44,000 and $50,000 in 2011 and 2010, respectively, are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8 above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2011 and 2010
Statements of Income for the years ended December 31, 2011, 2010 and 2009
Statements of Capital for the years ended December 31, 2011, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of March 2012.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of March 2012.

Signatures	Title

/s/ David H. Hehman	President and Chief Executive Officer
David H. Hehman	(principal executive officer)

/s/ Donald R. Able	Senior Vice President - Chief Accounting and
Donald R. Able	Technology Officer (principal financial officer)

/s/ Grady P. Appleton*	Director
Grady P. Appleton

/s/ B. Proctor Caudill, Jr.*	Director (Vice Chair)
B. Proctor Caudill, Jr.

/s/ James R. DeRoberts*	Director
James R. DeRoberts

/s/ Mark N. DuHamel*	Director
Mark N. DuHamel

/s/ Leslie D. Dunn*	Director
Leslie D. Dunn

/s/ James A. England*	Director
James A. England

/s/ J. Lynn Greenstein*	Director
J. Lynn Greenstein

/s/ Stephen D. Hailer*	Director
Stephen D. Hailer

/s/ Charles J. Koch*	Director
Charles J. Koch

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ Donald J. Mullineaux*	Director
Donald J. Mullineaux

/s/ Alvin J. Nance*	Director
Alvin J. Nance

/s/ Charles J. Ruma*	Director
Charles J. Ruma

/s/ William J. Small*	Director
William J. Small

/s/ William S. Stuard Jr.*	Director
William S. Stuard Jr.

/s/ Billie W. Wade*	Director
Billie W. Wade

/s/ Carl F. Wick*	Director (Chair)
Carl F. Wick

* Pursuant to Power of Attorney

/s/ David H. Hehman
David H. Hehman
Attorney-in-fact

INDEX OF EXHIBITS

Exhibit Number *	Description of exhibit	Document incorporated by reference, filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through March 18, 2010	Form 10-K, filed March 18, 2010

4	Capital Plan, as amended through July 21, 2011	Form 8-K, filed August 5, 2011

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.5**	Executive Incentive Compensation Plan, as amended February, 2011	Form 10-K, filed March 18, 2011

10.6**	Executive Long-Term Incentive Plan, as amended February, 2011	Form 10-K, filed March 18, 2011

10.7**	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.8**	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9**	Form of indemnification agreement effective as of July 29, 2009 between the Federal Home Loan Bank and each of its directors and executive officers	Form 8-K, filed July 30, 2009

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

Exhibit Number *	Description of exhibit	Document incorporated by reference, filed or furnished, as indicated below

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	Furnished Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished Herewith

*    Numbers coincide with Item 601 of Regulation S-K.

**	Indicates management compensation plan or arrangement.