Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Cincinnati
filed 2012-05-14
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
☐ Yes   ☒ No

As of April 30, 2012, the registrant had 34,217,706 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$7,533	$2,033,944
Interest-bearing deposits	242	119
Securities purchased under agreements to resell	2,600,000	—
Federal funds sold	3,055,000	2,270,000
Investment securities:
Trading securities	3,085,041	2,862,648
Available-for-sale securities	4,263,383	4,171,142
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2012 and December 31, 2011, respectively, that may be repledged) (a)	13,415,460	12,637,373
Total investment securities	20,763,884	19,671,163
Advances	27,177,220	28,423,774
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	8,236,277	7,871,019
Less: allowance for credit losses on mortgage loans	21,000	20,750
Mortgage loans held for portfolio, net	8,215,277	7,850,269
Accrued interest receivable	128,991	114,266
Premises, software, and equipment, net	8,798	9,193
Derivative assets	3,944	4,912
Other assets	15,326	18,891
TOTAL ASSETS	$61,976,215	$60,396,531
LIABILITIES
Deposits:
Interest bearing	$1,216,369	$1,067,288
Non-interest bearing	17,433	16,244
Total deposits	1,233,802	1,083,532
Consolidated Obligations, net:
Discount Notes	27,076,353	26,136,303
Bonds (includes $4,202,540 and $4,900,296 at fair value under fair value option at March 31, 2012 and December 31, 2011, respectively)	29,316,420	28,854,544
Total Consolidated Obligations, net	56,392,773	54,990,847
Mandatorily redeemable capital stock	270,014	274,781
Accrued interest payable	135,154	142,212
Affordable Housing Program payable	78,537	74,195
Derivative liabilities	83,566	105,284
Other liabilities	184,477	166,573
Total liabilities	58,378,323	56,837,424
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); 31,409 and 31,259 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	3,140,903	3,125,895
Retained earnings:
Unrestricted	443,369	432,530
Restricted	23,221	11,683
Total retained earnings	466,590	444,213
Accumulated other comprehensive loss	(9,601)	(11,001)
Total capital	3,597,892	3,559,107
TOTAL LIABILITIES AND CAPITAL	$61,976,215	$60,396,531

(a)	Fair values: $13,795,020 and $13,035,503 at March 31, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Advances	$59,989	$60,665
Prepayment fees on Advances, net	3,419	501
Interest-bearing deposits	127	159
Securities purchased under agreements to resell	714	1,179
Federal funds sold	799	1,943
Trading securities	9,975	8,383
Available-for-sale securities	1,595	3,381
Held-to-maturity securities	81,237	109,665
Mortgage loans held for portfolio	88,597	91,175
Loans to other FHLBanks	1	1
Total interest income	246,453	277,052
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	3,927	11,665
Consolidated Obligations - Bonds	157,836	190,544
Deposits	86	276
Mandatorily redeemable capital stock	3,476	4,214
Other Borrowings	1	—
Total interest expense	165,326	206,699
NET INTEREST INCOME	81,127	70,353
Provision for credit losses	1,410	2,559
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	79,717	67,794
OTHER NON-INTEREST (LOSS) INCOME:
Net losses on trading securities	(8,880)	(3,316)
Net gains (losses) on Consolidated Obligation Bonds held under fair value option	2,621	(111)
Net gains on derivatives and hedging activities	3,754	5,066
Service fees	376	406
Other, net	1,462	1,810
Total other non-interest (loss) income	(667)	3,855
OTHER EXPENSE:
Compensation and benefits	8,391	8,053
Other operating	3,537	3,797
Finance Agency	1,704	898
Office of Finance	816	1,001
Other	113	382
Total other expense	14,561	14,131
INCOME BEFORE ASSESSMENTS	64,489	57,518
Affordable Housing Program	6,796	5,125
REFCORP	—	10,479
Total assessments	6,796	15,604
NET INCOME	$57,693	$41,914

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$57,693	$41,914
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	1,058	(38)
Pension and postretirement benefits	342	216
Total other comprehensive income adjustments	1,400	178
Total comprehensive income	$59,093	$42,092

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2010	30,924	$3,092,377	$437,874	$—	$437,874	$(7,723)	$3,522,528
Proceeds from sale of capital stock	38	3,804					3,804
Comprehensive income			41,914	—	41,914	178	42,092
Dividends on capital stock:
Cash			(35,172)		(35,172)		(35,172)
BALANCE, MARCH 31, 2011	30,962	$3,096,181	$444,616	$—	$444,616	$(7,545)	$3,533,252

BALANCE, DECEMBER 31, 2011	31,259	$3,125,895	$432,530	$11,683	$444,213	$(11,001)	$3,559,107
Proceeds from sale of capital stock	307	30,712					30,712
Net shares reclassified to mandatorily redeemable capital stock	(157)	(15,704)					(15,704)
Comprehensive income			46,155	11,538	57,693	1,400	59,093
Dividends on capital stock:
Cash			(35,316)		(35,316)		(35,316)
BALANCE, MARCH 31, 2012	31,409	$3,140,903	$443,369	$23,221	$466,590	$(9,601)	$3,597,892

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$57,693	$41,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,715	1,642
Change in net fair value adjustment on derivative and hedging activities	28,814	34,141
Net change in fair value adjustments on trading securities	8,880	3,316
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(2,621)	111
Other adjustments	1,400	2,556
Net change in:
Accrued interest receivable	(14,742)	(5,730)
Other assets	2,559	3,082
Accrued interest payable	(7,195)	(409)
Other liabilities	15,279	(5,488)
Total adjustments	40,089	33,221
Net cash provided by operating activities	97,782	75,135

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	64,965	59,622
Securities purchased under agreements to resell	(2,600,000)	1,075,000
Federal funds sold	(785,000)	1,750,000
Premises, software, and equipment	(179)	(212)
Trading securities:
Net increase in short-term	(231,230)	(1,559,337)
Proceeds from maturities of long-term	48	88
Available-for-sale securities:
Net (increase) decrease in short-term	(91,183)	490,008
Held-to-maturity securities:
Net increase in short-term	(1,180,072)	(779,790)
Proceeds from maturities of long-term	856,409	1,055,249
Purchases of long-term	(452,601)	(555,000)
Advances:
Proceeds	143,651,562	61,439,363
Made	(142,476,529)	(59,647,339)
Mortgage loans held for portfolio:
Principal collected	615,805	554,592
Purchases	(980,998)	(249,883)
Net cash (used in) provided by investing activities	(3,609,003)	3,632,361

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

FINANCING ACTIVITIES:
Net increase (decrease) in deposits and pass-through reserves	$150,870	$(115,841)
Net payments on derivative contracts with financing elements	(44,433)	(42,069)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	48,407,843	230,097,537
Bonds	5,206,868	2,701,658
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(47,468,707)	(229,941,308)
Bonds	(4,742,556)	(3,224,444)
Proceeds from issuance of capital stock	30,712	3,804
Payments for redemption of mandatorily redeemable capital stock	(20,471)	(25,885)
Cash dividends paid	(35,316)	(35,172)
Net cash provided by (used in) financing activities	1,484,810	(581,720)
Net (decrease) increase in cash and cash equivalents	(2,026,411)	3,125,776
Cash and cash equivalents at beginning of the period	2,033,944	197,623
Cash and cash equivalents at end of the period	$7,533	$3,323,399
Supplemental Disclosures:
Interest paid	$171,508	$213,250
AHP payments, net	$2,454	$5,524
REFCORP assessments paid	$—	$11,003

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2012 are not necessarily indicative of operating results for the full year.

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

Presentation of Comprehensive Income. On June 16, 2011, FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance requires an entity that reports items of other comprehensive income to present comprehensive income in either a single statement or in two consecutive statements. This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance was effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) and was applied retrospectively for all periods presented. The FHLBank elected the two-statement approach beginning on January 1, 2012. The adoption of this guidance was limited to the presentation of the interim and annual financial statements and did not affect the FHLBank's financial condition, results of operations, or cash flows.

On December 23, 2011, the FASB issued guidance to defer the effective date of the new requirement to present reclassifications of items out of accumulated other comprehensive income in the income statement. This guidance was effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank). The FHLBank has adopted the remaining guidance contained in the new accounting standard for the presentation of comprehensive income.

Fair Value Measurement and Disclosure Convergence. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other guidance within GAAP or International Financial Reporting Standards. These amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, and includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance was effective for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank) and was applied prospectively. The adoption of this guidance resulted in increased financial statement disclosures, but did not have a material effect on the FHLBank's financial condition, results of operations, or cash flows.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance establishes a standard and uniform methodology for classifying assets and prescribes the timing of asset charge-offs, excluding investment securities. The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 was effective upon issuance. The FHLBank has not yet determined the effect, if any, that this guidance will have on its results of operations or financial condition.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	March 31, 2012	December 31, 2011
	Fair Value	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$301,772	$331,207
Government-sponsored enterprises *	2,781,187	2,529,311
Total non-mortgage-backed securities	3,082,959	2,860,518
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,082	2,130
Total	$3,085,041	$2,862,648

*
Consists of debt securities issued and effectively guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) which have the backing of the U.S. government, although they are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Three Months Ended March 31,
	2012	2011
Net losses on trading securities held at period end	$(8,586)	$(2,380)
Net losses on securities matured during the period	(294)	(936)
Net losses on trading securities	$(8,880)	$(3,316)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Commercial paper	$274,981	$—	$(15)	$274,966
Certificates of deposit	3,975,000	177	(117)	3,975,060
Other *	13,358	—	(1)	13,357
Total	$4,263,339	$177	$(133)	$4,263,383

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$3,954,999	$6	$(988)	$3,954,017
Other *	217,157	—	(32)	217,125
Total	$4,172,156	$6	$(1,020)	$4,171,142

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

All securities outstanding with gross unrealized losses at March 31, 2012 have been in a continuous unrealized loss position for less than 12 months.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,263,339	$4,263,383	$4,172,156	$4,171,142

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2012	December 31, 2011
Amortized cost of available-for-sale securities:
Fixed-rate	$4,263,339	$4,172,156

Realized Gains and Losses. The FHLBank did not sell any securities out of its available-for-sale portfolio during the three months ended March 31, 2012 or 2011.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2012
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises *	$25,901	$2	$—	$25,903
TLGP **	2,594,191	232	(762)	2,593,661
Total non-mortgage-backed securities	2,620,092	234	(762)	2,619,564
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,450,761	2,413	—	1,453,174
Government-sponsored enterprise residential mortgage-backed securities ****	9,329,971	378,979	(1,484)	9,707,466
Private-label residential mortgage-backed securities	14,636	180	—	14,816
Total mortgage-backed securities	10,795,368	381,572	(1,484)	11,175,456
Total	$13,415,460	$381,806	$(2,246)	$13,795,020

	December 31, 2011
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises *	$23,900	$1	$—	$23,901
TLGP **	1,411,131	458	(323)	1,411,266
Total non-mortgage-backed securities	1,435,031	459	(323)	1,435,167
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,500,781	1,799	(3,071)	1,499,509
Government-sponsored enterprise residential mortgage-backed securities ****	9,684,628	401,754	(2,678)	10,083,704
Private-label residential mortgage-backed securities	16,933	190	—	17,123
Total mortgage-backed securities	11,202,342	403,743	(5,749)	11,600,336
Total	$12,637,373	$404,202	$(6,072)	$13,035,503

(1)	Carrying value equals amortized cost.
*	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.
**	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).
***	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.
****
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	March 31, 2012	December 31, 2011
Premiums	$56,147	$60,080
Discounts	(18,425)	(18,863)
Net purchased premiums	$37,722	$41,217

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2012
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
TLGP *	$2,143,072	$(762)	$—	$—	$2,143,072	$(762)
Total non-mortgage-backed securities	2,143,072	(762)	—	—	2,143,072	(762)
Mortgage-backed securities:
Government-sponsored enterprise residential mortgage-backed securities **	992,667	(1,484)	—	—	992,667	(1,484)
Total mortgage-backed securities	992,667	(1,484)	—	—	992,667	(1,484)
Total	$3,135,739	$(2,246)	$—	$—	$3,135,739	$(2,246)

	December 31, 2011
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
TLGP *	$830,369	$(323)	$—	$—	$830,369	$(323)
Total non-mortgage-backed securities	830,369	(323)	—	—	830,369	(323)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	967,312	(3,071)	—	—	967,312	(3,071)
Government-sponsored enterprise residential mortgage-backed securities **	1,283,456	(2,678)	—	—	1,283,456	(2,678)
Total mortgage-backed securities	2,250,768	(5,749)	—	—	2,250,768	(5,749)
Total	$3,081,137	$(6,072)	$—	$—	$3,081,137	$(6,072)

*	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.
**
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

***	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$2,620,092	$2,619,564	$1,435,031	$1,435,167
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	2,620,092	2,619,564	1,435,031	1,435,167
Mortgage-backed securities (2)	10,795,368	11,175,456	11,202,342	11,600,336
Total	$13,415,460	$13,795,020	$12,637,373	$13,035,503

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2012	December 31, 2011
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$2,620,092	$1,435,031
Variable-rate	—	—
Total amortized cost of non-mortgage-backed securities	2,620,092	1,435,031
Amortized cost of mortgage-backed securities:
Fixed-rate	7,379,880	8,165,857
Variable-rate	3,415,488	3,036,485
Total amortized cost of mortgage-backed securities	10,795,368	11,202,342
Total	$13,415,460	$12,637,373

Realized Gains and Losses. The FHLBank did not sell securities out of its held-to-maturity portfolio during the three months ended March 31, 2012 or 2011.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of its securities' evaluation for other-than-temporary impairment, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs analyses to determine if any of these securities are other-than-temporarily impaired. At March 31, 2012, the FHLBank's private-label residential mortgage-back security was in an unrealized gain position. As a result, the FHLBank did not consider this investment to be other-than-temporarily impaired at March 31, 2012.

For its other U.S. obligations, government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities) and TLGP investments, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of March 31, 2012, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at March 31, 2012.

The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at March 31, 2012 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at March 31, 2012.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2011.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At March 31, 2012 and December 31, 2011, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	March 31, 2012		December 31, 2011
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in 1 year or less	$11,264,059	1.97%	$10,351,507	2.17%
Due after 1 year through 2 years	1,644,611	2.75	3,590,712	1.53
Due after 2 years through 3 years	3,471,203	1.66	3,140,472	1.63
Due after 3 years through 4 years	3,449,855	2.14	2,083,094	1.66
Due after 4 years through 5 years	3,110,418	1.68	4,280,282	2.12
Thereafter	3,724,047	2.42	4,392,430	2.36
Total par value	26,664,193	2.03	27,838,497	2.01

Commitment fees	(981)		(996)
Discount on AHP Advances	(22,102)		(22,955)
Premiums	4,039		4,126
Discount	(13,141)		(13,485)
Hedging adjustments	545,212		618,587

Total	$27,177,220		$28,423,774

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2012 and December 31, 2011, the FHLBank had callable Advances (in thousands) of $9,715,861 and $9,798,715.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2012	December 31, 2011
Due in 1 year or less	$17,546,902	$18,589,350
Due after 1 year through 2 years	1,851,889	1,833,661
Due after 2 years through 3 years	1,879,787	1,648,651
Due after 3 years through 4 years	1,711,405	1,087,444
Due after 4 years through 5 years	1,116,363	1,854,961
Thereafter	2,557,847	2,824,430
Total par value	$26,664,193	$27,838,497

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At March 31, 2012 and December 31, 2011, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $5,991,950 and $6,204,450.

Through December 2005, the FHLBank offered convertible Advances. Convertible Advances allow the FHLBank to convert an Advance from one interest-payment term structure to another. At March 31, 2012 and December 31, 2011, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $1,173,500 and $1,178,500.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	March 31, 2012	December 31, 2011
Due in 1 year or less	$15,034,509	$14,267,457
Due after 1 year through 2 years	1,480,111	3,475,312
Due after 2 years through 3 years	2,867,403	2,727,572
Due after 3 years through 4 years	2,404,855	1,731,594
Due after 4 years through 5 years	2,745,918	3,113,282
Thereafter	2,131,397	2,523,280
Total par value	$26,664,193	$27,838,497

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	March 31, 2012	December 31, 2011
Fixed-rate (1)
Due in one year or less	$7,610,308	$8,565,327
Due after one year	9,240,024	9,395,455
Total fixed-rate	16,850,332	17,960,782
Variable-rate (1)
Due in one year or less	3,272,063	1,390,502
Due after one year	6,541,798	8,487,213
Total variable-rate	9,813,861	9,877,715
Total par value	$26,664,193	$27,838,497

(1)	Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At March 31, 2012 and December 31, 2011, 55 percent and 54 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

March 31, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$7,314	27%	U.S. Bank, N.A.	$7,314	26%
PNC Bank, N.A. (1)	3,995	15	PNC Bank, N.A. (1)	3,996	14
Fifth Third Bank	2,358	9	Fifth Third Bank	2,533	9
Total	$13,667	51%	Total	$13,843	49%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2012	December 31, 2011
Unpaid principal balance:
Fixed rate medium-term single-family mortgages (1)	$1,906,942	$1,655,696
Fixed rate long-term single-family mortgages	6,171,311	6,095,880
Total unpaid principal balance	8,078,253	7,751,576
Premiums	146,523	110,663
Discounts	(4,463)	(4,136)
Hedging basis adjustments (2)	15,964	12,916
Total mortgage loans held for portfolio	$8,236,277	$7,871,019

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2012	December 31, 2011
Unpaid principal balance:
Conventional loans	$6,885,219	$6,502,550
Government-guaranteed/insured loans	1,193,034	1,249,026
Total unpaid principal balance	$8,078,253	$7,751,576

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,503	31%	PNC Bank, N.A. (1)	$2,338	30%
PNC Bank, N.A. (1)	2,214	27	Union Savings Bank	2,068	27
Guardian Savings Bank FSB	593	7	Guardian Savings Bank FSB	643	8
Liberty Savings Bank	398	5	Liberty Savings Bank	419	5
Total	$5,708	70%	Total	$5,468	70%

(1)	Former member.

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

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At March 31, 2012 and December 31, 2011, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2012 and December 31, 2011, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during three months ended March 31, 2012 or 2011.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank has not incurred any credit losses on credit products as of March 31, 2012 or December 31, 2011. Accordingly, the FHLBank has not recorded any allowance for credit losses on Advances.

At March 31, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans - Government-guaranteed or Insured

The FHLBank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans guaranteed or insured by the Federal Housing Administration (FHA). Any losses from such loans are expected to be recovered from the FHA. Any losses from such loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions (PFIs). Therefore, the FHLBank only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by insurance or guarantees. As a result, the FHLBank did not establish an allowance for credit losses on government-guaranteed or insured mortgage loans. Furthermore, due to the government guarantee or insurance, none of these mortgage loans have been placed on non-accrual status.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended March 31,
Allowance for credit losses:	2012	2011
Balance, beginning of period	$20,750	$12,100
Charge-offs	(1,160)	(459)
Provision for credit losses	1,410	2,559
Balance, end of period	$21,000	$14,200

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	March 31, 2012	December 31, 2011
Collectively evaluated for impairment	$20,800	$20,653
Individually evaluated for impairment	$200	$97
Recorded investment, end of period:
Collectively evaluated for impairment	$7,054,225	$6,633,380
Individually evaluated for impairment	3,005	2,650
Total recorded investment	$7,057,230	$6,636,030

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

The conventional mortgage loans under the Mortgage Purchase Program are supported by some combination of credit enhancements (primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated Mortgage Purchase Program pool). These credit enhancements apply after a homeowner's equity is exhausted. Beginning in February 2011, the FHLBank discontinued the use of SMI for all new loan purchases and replaced it with expanded use of the LRA. The LRA is funded by the FHLBank as a portion of the purchase proceeds to cover expected losses. Excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract, subject to performance of the related loan pool. The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans.

Table 9.3 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2012
LRA at beginning of year	$68,684
Additions	16,468
Claims	(788)
Scheduled distributions	(509)
LRA at end of period	$83,855

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2012
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$62,909	$64,137	$127,046
Past due 60-89 days delinquent	18,540	22,442	40,982
Past due 90 days or more delinquent	100,538	47,276	147,814
Total past due	181,987	133,855	315,842
Total current mortgage loans	6,875,243	1,076,624	7,951,867
Total mortgage loans	$7,057,230	$1,210,479	$8,267,709
Other delinquency statistics:
In process of foreclosure, included above (1)	$83,718	$23,261	$106,979
Serious delinquency rate (2)	1.44%	3.91%	1.80%
Past due 90 days or more still accruing interest (3)	$99,955	$47,276	$147,231
Loans on non-accrual status, included above	$2,450	$—	$2,450

	December 31, 2011
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$58,559	$80,457	$139,016
Past due 60-89 days delinquent	25,861	26,893	52,754
Past due 90 days or more delinquent	90,835	55,720	146,555
Total past due	175,255	163,070	338,325
Total current mortgage loans	6,460,775	1,103,124	7,563,899
Total mortgage loans	$6,636,030	$1,266,194	$7,902,224
Other delinquency statistics:
In process of foreclosure, included above (1)	$76,471	$27,154	$103,625
Serious delinquency rate (2)	1.38%	4.41%	1.87%
Past due 90 days or more still accruing interest (3)	$90,835	$55,720	$146,555
Loans on non-accrual status, included above	$1,699	$—	$1,699

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

The FHLBank did not have any real estate owned at March 31, 2012 or December 31, 2011.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. The FHLBank had 15 and 13 modified loans considered troubled debt restructurings at March 31, 2012 and December 31, 2011, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	March 31, 2012	December 31, 2011
Conventional Mortgage Purchase Program Loans	$3,005	$2,650

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings.

Certain conventional Mortgage Purchase Program loans modified within the previous twelve months and considered troubled debt restructurings experienced a payment default during the three months ended March 31, 2012 and 2011 as noted in the table below.

Table 9.6 - Recorded Investment of Financing Receivables Modified within the Previous 12 Months and Considered Troubled Debt Restructurings that Subsequently Defaulted (in thousands)

	March 31, 2012	March 31, 2011
Defaulted troubled debt restructurings:
Conventional Mortgage Purchase Program Loans	$1,420	$—

Modified loans that subsequently default recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At March 31, 2012 and December 31, 2011, only certain conventional Mortgage Purchase Program loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	March 31, 2012			December 31, 2011
Conventional Mortgage Purchase Program loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$739	$729	$—	$951	$934	$—
With an allowance	2,266	2,238	200	1,699	1,682	97
Total	$3,005	$2,967	$200	$2,650	$2,616	$97

Table 9.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended March 31,
	2012		2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional Mortgage Purchase Program Loans	$2,885	$40	$—	$—

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

Table 10.1 summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$14,605,475	$77,548	$(583,489)
Derivatives not designated as hedging instruments:
Interest rate swaps	4,374,000	1,592	(14,398)
Forward rate agreements	30,000	118	—
Mortgage delivery commitments	151,614	40	(1,425)
Total derivatives not designated as hedging instruments	4,555,614	1,750	(15,823)
Total derivatives before netting and collateral adjustments	$19,161,089	79,298	(599,312)
Netting adjustments		(72,554)	72,554
Cash collateral and related accrued interest		(2,800)	443,192
Total collateral and netting adjustments (1)		(75,354)	515,746
Derivative assets and derivative liabilities as reported on the Statement of Condition		$3,944	$(83,566)

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$13,673,975	$77,803	$(665,903)
Derivatives not designated as hedging instruments:
Interest rate swaps	5,079,000	216	(17,609)
Forward rate agreements	375,000	—	(3,143)
Mortgage delivery commitments	431,264	2,281	(79)
Total derivatives not designated as hedging instruments	5,885,264	2,497	(20,831)
Total derivatives before netting and collateral adjustments	$19,559,239	80,300	(686,734)
Netting adjustments		(73,188)	73,188
Cash collateral and related accrued interest		(2,200)	508,262
Total collateral and netting adjustments (1)		(75,388)	581,450
Derivative assets and derivative liabilities as reported on the Statement of Condition		$4,912	$(105,284)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 10.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended March 31,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$3,454	$5,846
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	4,586	939
Forward rate agreements	(3,049)	1,029
Net interest settlements	(1,223)	1,581
Mortgage delivery commitments	(14)	(4,329)
Total net gains (losses) related to derivatives not designated as hedging instruments	300	(780)
Net gains on derivatives and hedging activities	$3,754	$5,066

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended March 31,
2012	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$76,502	$(72,716)	$3,786	$(81,105)
Consolidated Bonds	1,279	(1,611)	(332)	8,881
Total	$77,781	$(74,327)	$3,454	$(72,224)
2011
Hedged Item Type:
Advances	$103,031	$(97,440)	$5,591	$(94,248)
Consolidated Bonds	(14,906)	15,161	255	21,378
Total	$88,125	$(82,279)	$5,846	$(72,870)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at March 31, 2012 and December 31, 2011, the management of the FHLBank did not anticipate any credit losses on its derivative agreements. See Note 18 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk and Note 19 for a discussion of a dispute with a past counterparty.

Table 10.4 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 10.4 - Credit Risk Exposure (in thousands)

	March 31, 2012	December 31, 2011
Total net exposure at fair value (1)	$6,744	$7,112
Cash collateral	2,800	2,200
Net positive exposure after cash collateral	$3,944	$4,912

(1)	Includes net accrued interest receivables of (in thousands) $1,059 and $1,060 at March 31, 2012 and December 31, 2011.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at March 31, 2012 was (in thousands) $525,333, for which the FHLBank had posted collateral of (in thousands) $443,192 in the normal course of business, resulting in a net balance of (in thousands) $82,141.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $28,389 of collateral (at fair value) to its derivatives counterparties at March 31, 2012.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	March 31, 2012	December 31, 2011
Interest bearing:
Demand and overnight	$1,102,686	$952,743
Term	91,425	90,925
Other	22,258	23,620
Total interest bearing	1,216,369	1,067,288

Non-interest bearing:
Other	17,433	16,244
Total non-interest bearing	17,433	16,244
Total deposits	$1,233,802	$1,083,532

The average interest rates paid on interest bearing deposits were 0.03 percent and 0.08 percent in the three months ended March 31, 2012 and 2011, respectively.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $91,350 and $90,850 as of March 31, 2012 and December 31, 2011.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$10,078,600	1.38%	$10,198,600	1.52%
Due after 1 year through 2 years	7,056,450	1.84	6,351,450	2.08
Due after 2 years through 3 years	3,323,500	2.67	2,723,500	3.01
Due after 3 years through 4 years	1,378,000	2.81	1,600,000	2.81
Due after 4 years through 5 years	2,025,000	3.00	1,873,000	3.36
Thereafter	5,224,000	3.42	5,861,000	3.59
Index amortizing notes	107,842	4.99	118,397	4.99
Total par value	29,193,392	2.20	28,725,947	2.41

Premiums	71,871		76,482
Discounts	(19,803)		(19,990)
Hedging adjustments	68,420		66,809
Fair value option valuation adjustment and accrued interest	2,540		5,296

Total	$29,316,420		$28,854,544

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
March 31, 2012	$27,076,353	$27,079,418	0.08%
December 31, 2011	$26,136,303	$26,137,977	0.03%

(1)	Represents an implied rate without consideration of concessions.

At March 31, 2012 and December 31, 2011, 34 percent and 33 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	March 31, 2012	December 31, 2011
Par value of Consolidated Bonds:
Non-callable/nonputable	$22,036,392	$20,981,947
Callable	7,157,000	7,744,000
Total par value	$29,193,392	$28,725,947

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2012	December 31, 2011
Due in 1 year or less	$15,700,600	$15,855,600
Due after 1 year through 2 years	5,976,450	5,703,450
Due after 2 years through 3 years	2,988,500	2,406,500
Due after 3 years through 4 years	973,000	1,080,000
Due after 4 years through 5 years	1,380,000	1,403,000
Thereafter	2,067,000	2,159,000
Index amortizing notes	107,842	118,397

Total par value	$29,193,392	$28,725,947

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2012	December 31, 2011
Par value of Consolidated Bonds:
Fixed-rate	$27,753,392	$27,285,947
Variable-rate	1,440,000	1,440,000
Total par value	$29,193,392	$28,725,947

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $10,701 and $11,707 at March 31, 2012 and December 31, 2011. The amortization of such concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $5,325 and $2,675 during the three months ended March 31, 2012 and 2011, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2011	$74,195
Expense (current year additions)	6,796
Subsidy uses, net	(2,454)
Balance at March 31, 2012	$78,537

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	March 31, 2012		December 31, 2011
	Required	Actual	Required	Actual

Risk-based capital	$389,024	$3,877,507	$387,038	$3,844,889
Capital-to-assets ratio (regulatory)	4.00%	6.26%	4.00%	6.37%
Regulatory capital	$2,479,049	$3,877,507	$2,415,861	$3,844,889
Leverage capital-to-assets ratio (regulatory)	5.00%	9.38%	5.00%	9.55%
Leverage capital	$3,098,811	$5,816,261	$3,019,827	$5,767,334

Restricted Retained Earnings. In accordance with the Joint Capital Enhancement Agreement, starting in the third quarter of 2011, each FHLBank contributes 20 percent of its net income to a separate restricted retained earnings account. At March 31, 2012 and December 31, 2011 the FHLBank had (in thousands) $23,221 and $11,683 in restricted retained earnings. These restricted retained earnings are not available to pay dividends.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2011	$274,781
Capital stock subject to mandatory redemption reclassified from equity:
Other redemptions	15,704
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(4,766)
Other redemptions	(15,705)
Balance, March 31, 2012	$270,014

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2012	December 31, 2011
Due in 1 year or less	$43	$104
Due after 1 year through 2 years	2,209	1,976
Due after 2 years through 3 years	265,470	268,675
Due after 3 years through 4 years	530	530
Due after 4 years through 5 years	—	1,800
Past contractual redemption date due to remaining activity(1)	1,762	1,696
Total par value	$270,014	$274,781

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2012 and 2011.

Table 15.1 - Changes in Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2010	$(264)	$(7,459)	$(7,723)
Current period other comprehensive (loss) income	(38)	216	178
BALANCE, MARCH 31, 2011	$(302)	$(7,243)	$(7,545)

BALANCE, DECEMBER 31, 2011	$(1,014)	$(9,987)	$(11,001)
Current period other comprehensive income	1,058	342	1,400
BALANCE, MARCH 31, 2012	$44	$(9,645)	$(9,601)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,089,000 and $1,047,000 in the three months ended March 31, 2012 and 2011, respectively

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $341,000 and $331,000 in the three months ended March 31, 2012 and 2011, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,
	Nonqualified Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$139	$126	$15	$13
Interest cost	253	279	57	47
Amortization of net loss	336	216	6	—
Net periodic benefit cost	$728	$621	$78	$60

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	Mortgage Purchase Program	Total
2012
Net interest income	$51,683	$29,444	$81,127
Provision for credit losses	—	1,410	1,410
Net interest income after provision for credit losses	51,683	28,034	79,717
Other income (loss)	2,394	(3,061)	(667)
Other expenses	12,548	2,013	14,561
Income before assessments	41,529	22,960	64,489
Affordable Housing Program	4,500	2,296	6,796
Net income	$37,029	$20,664	$57,693
Average assets	$54,847,679	$7,998,737	$62,846,416
Total assets	$53,728,382	$8,247,833	$61,976,215

2011
Net interest income	$44,022	$26,331	$70,353
Provision for credit losses	—	2,559	2,559
Net interest income after provision for credit losses	44,022	23,772	67,794
Other income (loss)	7,153	(3,298)	3,855
Other expenses	12,133	1,998	14,131
Income before assessments	39,042	18,476	57,518
Affordable Housing Program	3,617	1,508	5,125
REFCORP	7,085	3,394	10,479
Total assessments	10,702	4,902	15,604
Net income	$28,340	$13,574	$41,914
Average assets	$63,107,507	$7,637,255	$70,744,762
Total assets	$63,833,802	$7,491,706	$71,325,508

Note 18 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of March 31, 2012 and December 31, 2011. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	March 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Assets:
Cash and due from banks	$7,533	$7,533	$7,533	$—	$—	$—
Interest-bearing deposits	242	242	—	242	—	—
Securities purchased under resale agreements	2,600,000	2,600,000	—	2,600,000	—	—
Federal funds sold	3,055,000	3,055,000	—	3,055,000	—	—
Trading securities	3,085,041	3,085,041	—	3,085,041	—	—
Available-for-sale securities	4,263,383	4,263,383	—	4,263,383	—	—
Held-to-maturity securities	13,415,460	13,795,020	—	13,780,204	14,816	—
Advances	27,177,220	27,421,798	—	27,421,798	—	—
Mortgage loans held for portfolio, net	8,215,277	8,604,454	—	8,604,454	—	—
Accrued interest receivable	128,991	128,991	—	128,991	—	—
Derivative assets	3,944	3,944	—	79,298	—	(75,354)

Liabilities:
Deposits	1,233,802	1,233,735	—	1,233,735	—	—
Consolidated Obligations:
Discount Notes	27,076,353	27,076,309	—	27,076,309	—	—
Bonds (1)	29,316,420	30,113,549	—	30,113,549	—	—
Mandatorily redeemable capital stock	270,014	270,014	270,014	—	—	—
Accrued interest payable	135,154	135,154	—	135,154	—	—
Derivative liabilities	83,566	83,566	—	599,312	—	(515,746)

Other:
Standby bond purchase agreements	—	1,448	—	1,448	—	—

(1)	Includes (in thousands) $4,202,540 of Consolidated Bonds recorded under the fair value option at March 31, 2012.

	December 31, 2011
Financial Instruments	Carrying Value	Fair Value
Assets:
Cash and due from banks	$2,033,944	$2,033,944
Interest-bearing deposits	119	119
Securities purchased under resale agreements	—	—
Federal funds sold	2,270,000	2,270,000
Trading securities	2,862,648	2,862,648
Available-for-sale securities	4,171,142	4,171,142
Held-to-maturity securities	12,637,373	13,035,503
Advances	28,423,774	28,699,758
Mortgage loans held for portfolio, net	7,850,269	8,342,709
Accrued interest receivable	114,266	114,266
Derivative assets	4,912	4,912

Liabilities:
Deposits	1,083,532	1,083,312
Consolidated Obligations:
Discount Notes	26,136,303	26,137,014
Bonds (1)	28,854,544	29,774,780
Mandatorily redeemable capital stock	274,781	274,781
Accrued interest payable	142,212	142,212
Derivative liabilities	105,284	105,284

Other:
Standby bond purchase agreements	—	1,595

(1)	Includes (in thousands) $4,900,296 of Consolidated Bonds recorded under the fair value option at December 31, 2011.

Fair Value Hierarchy. The FHLBank records trading securities, available-for-sale securities, derivative assets, derivative liabilities and certain Consolidated Obligation Bonds at fair value on a recurring basis. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is. An entity must disclose the level within fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring or non-recurring basis.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1 Inputs - Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; and (3) implied volatilities.

Level 3 Inputs - Unobservable inputs for the asset or liability.

The FHLBank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the three months ended March 31, 2012 or 2011.

Valuation Methodologies and Primary Inputs.

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

Trading securities: The FHLBank's trading portfolio consists of U.S. Treasury obligations, discount notes and bonds issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities), and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

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

For its U.S. Treasury obligations and discount notes and bonds issued by Freddie Mac, and/or Fannie Mae, the FHLBank determines the fair value using the income approach. The market-observable interest rate curves used by the FHLBank and the related financial instruments they measure are as follows:

▪	Treasury Curve: U.S. Treasury obligations; and

▪	U.S. Government Agency Fair Value Curve: Government-sponsored enterprises.

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

The FHLBank conducted reviews of the pricing methods employed by the third-party vendors, to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for agency and private-label mortgage-backed securities.

The FHLBank's valuation technique first requires the establishment of a “median” price for each security using a formula-driven price based upon the number of prices received from the pricing vendors. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to validation. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.

All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, non-binding dealer estimates, and/or use of an internal model that is deemed most appropriate) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

Four vendor prices were received for substantially all of the FHLBank's mortgage-backed security holdings and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the FHLBank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLBank believes its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

Available-for-sale securities: The FHLBank's available-for-sale portfolio consists of certificates of deposit, commercial paper, and other debt securities. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Held-to-maturity securities: The FHLBank's held-to-maturity portfolio consists of discount notes issued by Freddie Mac and/or Fannie Mae, TLGP notes, and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security is determined by using the third-party vendor approach described above. The fair value for discount notes is determined using the income approach described above. The fair value for TLGP notes is determined based on each security's indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.

Based on the lack of significant market activity for private-label mortgage-backed securities, the fair values for those securities were classified as Level 3 of the fair value hierarchy as of March 31, 2012.

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

The FHLBank's discounted cash flow analysis uses market-observable inputs. Inputs, by class of derivative, are as follows:

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at March 31, 2012 or December 31, 2011.

The fair values of the FHLBank's derivatives include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of the FHLBank's master netting agreements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.

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

The FHLBank determines the fair values of callable Consolidated Obligation Bonds (both unswapped and swapped) by calculating the present value of expected future cash flows from the bonds excluding accrued interest. The fair values are determined by the discounted cash flow methodology based on the following inputs for these Consolidated Obligations:

▪	LIBOR Swap Curve;

▪	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options; and

▪	Spread adjustment. Represents an adjustment to the curve.

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. The FHLBank had no adjustments at March 31, 2012 or December 31, 2011.

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

Fair Value on a Recurring Basis.

Table 18.2 presents the fair value of financial assets and liabilities, by level, within the fair value hierarchy which are recorded on a recurring basis at March 31, 2012 and December 31, 2011.

Table 18.2 - Fair Value Measurements - Recurring (in thousands)

	Fair Value Measurements at March 31, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Assets
Trading securities:
U.S. Treasury obligations	$301,772	$—	$301,772	$—	$—
Government-sponsored enterprises debt securities	2,781,187	—	2,781,187	—	—
Other U.S. obligation residential mortgage-backed securities	2,082	—	2,082	—	—
Total trading securities	3,085,041	—	3,085,041	—	—
Available-for-sale securities:
Commercial paper	274,966		274,966
Certificates of deposit	3,975,060	—	3,975,060	—	—
Other non-mortgage-backed securities	13,357	—	13,357	—	—
Total available-for-sale securities	4,263,383	—	4,263,383	—	—
Derivative assets:
Interest rate swaps	3,786	—	79,140	—	(75,354)
Forward rate agreements	118	—	118	—	—
Mortgage delivery commitments	40	—	40	—	—
Total derivative assets	3,944	—	79,298	—	(75,354)
Total assets at fair value	$7,352,368	$—	$7,427,722	$—	$(75,354)

Liabilities
Consolidated Obligation Bonds (2)	$4,202,540	$—	$4,202,540	$—	$—
Derivative liabilities:
Interest rate swaps	82,141	—	597,887	—	(515,746)
Mortgage delivery commitments	1,425	—	1,425	—	—
Total derivative liabilities	83,566	—	599,312	—	(515,746)
Total liabilities at fair value	$4,286,106	$—	$4,801,852	$—	$(515,746)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Includes Consolidated Obligation Bonds recorded under the fair value option.

	Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Assets
Trading securities:
U.S. Treasury obligations	$331,207	$—	$331,207	$—	$—
Government-sponsored enterprises debt securities	2,529,311	—	2,529,311	—	—
Other U.S. obligation residential mortgage-backed securities	2,130	—	2,130	—	—
Total trading securities	2,862,648	—	2,862,648	—	—
Available-for-sale securities:
Certificates of deposit	3,954,017	—	3,954,017	—	—
Other non-mortgage-backed securities	217,125	—	217,125	—	—
Total available-for-sale securities	4,171,142	—	4,171,142	—	—
Derivative assets:
Interest rate swaps	2,631	—	78,019	—	(75,388)
Mortgage delivery commitments	2,281	—	2,281	—	—
Total derivative assets	4,912	—	80,300	—	(75,388)
Total assets at fair value	$7,038,702	$—	$7,114,090	$—	$(75,388)

Liabilities
Consolidated Obligation Bonds (2)	$4,900,296	$—	$4,900,296	$—	$—
Derivative liabilities:
Interest rate swaps	102,062	—	683,512	—	(581,450)
Forward rate agreements	3,143	—	3,143	—	—
Mortgage delivery commitments	79	—	79	—	—
Total derivative liabilities	105,284	—	686,734	—	(581,450)
Total liabilities at fair value	$5,005,580	$—	$5,587,030	$—	$(581,450)

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

The FHLBank has elected the fair value option for certain Consolidated Obligation Bond transactions. The FHLBank elected the fair value option for these transactions so as to mitigate the income statement volatility that can arise when only the corresponding derivatives are marked at fair value in transactions that do not, or may not, meet hedge effectiveness requirements or otherwise qualify for hedge accounting (i.e., economic hedging transactions).

Table 18.3 – Fair Value Option Financial Liabilities (in thousands)

	Three Months Ended March 31,
	2012	2011
	Consolidated Bonds	Consolidated Bonds
Balance, beginning of period	$(4,900,296)	$—
New transactions elected for fair value option	(1,115,000)	(2,131,000)
Maturities and terminations	1,810,000	1,000,000
Net gains (losses) on instruments held under fair value option	2,621	(111)
Change in accrued interest	135	(480)
Balance, end of period	$(4,202,540)	$(1,131,591)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended March 31,
	2012	2011
	Consolidated Bonds	Consolidated Bonds
Interest expense	$(2,891)	$(1,730)
Net gains (losses) on changes in fair value under fair value option	2,621	(111)
Total changes in fair value included in current period earnings	$(270)	$(1,841)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of March 31, 2012 or December 31, 2011.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2012			December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$4,200,000	$4,202,540	$2,540	$4,895,000	$4,900,296	$5,296

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2012			December 31, 2011
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$4,037,496	$180,610	$4,218,106	$4,684,850	$152,933	$4,837,783
Commitments for standby bond purchases	181,720	207,780	389,500	35,000	363,780	398,780
Commitments to fund additional Advances	50,000	—	50,000	—	—	—
Commitment to purchase mortgage loans	151,614	—	151,614	431,264	—	431,264
Unsettled Consolidated Bonds, at par (1) (2)	575,000	—	575,000	540,000	—	540,000
Unsettled Consolidated Discount Notes, at par (2)	282,552	—	282,552	57,729	—	57,729

(1)	Of the total unsettled Consolidated Bonds, $210,000 and $500,000 (in thousands) were hedged with associated interest rate swaps at March 31, 2012 and December 31, 2011, respectively.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Legal Proceedings. The FHLBank is subject to legal proceedings arising in the normal course of business. In early March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the automatic early termination of those transactions and the market value fee the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. In early May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLBank participated in a non-binding mediation in New York in August 2010, and counsel for the FHLBank continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously dispute any claim for additional amounts.

The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank's financial condition or results of operations.

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2012 or December 31, 2011. The following table details the average daily balance of lending between the FHLBank and other FHLBanks for the three months ended March 31.

Table 20.1 - Lending Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2012	2011
Loans to other FHLBanks	$3,297	$3,433

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no

Consolidated Obligations transferred to the FHLBank during the three months ended March 31, 2012 or 2011. The FHLBank did not transfer any Consolidated Obligations to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2012		December 31, 2011
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$822	3.1%	$883	3.2%
Mortgage Purchase Program	37	0.5	42	0.5
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	226	6.6	173	5.1
Derivatives	—	—	—	—

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

Table 21.2 - Capital Stock, Advances, and Mortgage Purchase Program Principal Balances to Members and Former Members (dollars in millions)

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
March 31, 2012	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$592	17%	$7,314	$64
Fifth Third Bank	401	12	2,358	7
PNC Bank, N.A. (1)	240	7	3,995	2,214
KeyBank, N.A.	179	5	209	—
Total	$1,412	41%	$13,876	$2,285

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2011	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,314	$67
Fifth Third Bank	401	12	2,533	7
PNC Bank, N.A. (1)	243	7	3,996	2,338
KeyBank, N.A.	179	5	220	—
Total	$1,414	41%	$14,063	$2,412

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank did not have any investments in or borrowings extended to any of these nonmember affiliates during the three months ended March 31, 2012 or 2011.

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

EXECUTIVE OVERVIEW

Financial Highlights

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$61,976	$60,397	$66,921	$66,618	$71,326
Advances	27,177	28,424	30,345	29,173	28,292
Mortgage loans held for portfolio	8,237	7,871	7,889	7,561	7,473
Allowance for credit losses on mortgage loans	21	21	15	15	14
Investments (1)	26,419	21,941	26,054	27,940	32,080
Consolidated Obligations, net:
Discount Notes	27,076	26,136	33,339	32,916	35,160
Bonds	29,317	28,855	27,511	28,052	30,155
Total Consolidated Obligations, net	56,393	54,991	60,850	60,968	65,315
Mandatorily redeemable capital stock	270	275	331	324	331
Capital:
Capital stock - putable	3,141	3,126	3,106	3,113	3,096
Retained earnings	467	444	436	448	445
Accumulated other comprehensive loss	(10)	(11)	(8)	(7)	(8)
Total capital	3,598	3,559	3,534	3,554	3,533

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$81	$68	$44	$66	$70
Provision for credit losses	1	7	2	1	2
Other (loss) income	(1)	(2)	(6)	—	4
Other expenses	14	14	15	13	14
Assessments	7	5	2	14	16
Net income	$58	$40	$19	$38	$42

Dividend payout ratio (2)	61%	79%	167%	91%	84%

Weighted average dividend rate (3)	4.50%	4.00%	4.00%	4.50%	4.50%
Return on average equity	6.50	4.44	2.07	4.28	4.80
Return on average assets	0.37	0.25	0.11	0.22	0.24
Net interest margin (4)	0.52	0.42	0.27	0.39	0.40
Average equity to average assets	5.68	5.57	5.36	5.23	5.01
Regulatory capital ratio (5)	6.26	6.37	5.79	5.83	5.43
Operating expense to average assets	0.076	0.065	0.072	0.065	0.068

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2012	2011	2011	2012	2011	2011

Total Assets	$61,976	$71,326	$60,397	$62,846	$70,745	$67,288
Mission Asset Activity:
Advances (principal)	26,664	27,721	27,839	27,792	28,521	28,635
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	8,079	7,394	7,752	7,850	7,535	7,610
Mandatory Delivery Contracts (notional)	152	253	431	432	112	268
Total Mortgage Purchase Program	8,231	7,647	8,183	8,282	7,647	7,878
Letters of Credit (notional)	4,218	5,387	4,838	4,472	6,173	5,219
Total Mission Asset Activity	$39,113	$40,755	$40,860	$40,546	$42,341	$41,732

The first three months of 2012 continued the trends in our financial condition experienced since Mission Asset Activity peaked in the fourth quarter of 2008. Our business is cyclical and Mission Asset Activity normally stabilizes or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply. A modest to moderately growing economy continued to generate slow growth in new consumer, mortgage and commercial loans, which resulted in members' on-going subdued demand for Advances during the first three months of 2012. In addition, significant government funding and liquidity programs continued to be available to members.

Total assets at March 31, 2012 increased $1.6 billion (three percent) from year-end 2011. However, average asset balances in the first quarter were $7.9 billion (11 percent) lower compared to the same period of 2011, mostly due to lower investment balances especially liquidity investments.
The balance of the Mission Asset Activity – comprising Advances, Letters of Credit, and the Mortgage Purchase Program – was $39.1 billion at March 31, 2012, a decrease of $1.7 billion (four percent) from year-end 2011. The reduction was led by a $1.2 billion decrease in the principal balance of Advances. Average Advance principal balances in the first quarter decreased $0.7 billion (three percent) from the same period of 2011.
The principal balance of mortgage loans held for portfolio (the Mortgage Purchase Program) rose $0.3 billion (four percent) from year-end 2011. During the first three months of 2012, the FHLBank purchased $0.9 billion of mortgage loans, while principal paydowns totaled $0.6 billion.

Despite the recent years' difficulties in the economy and housing market and lower overall Mission Asset Activity, we continued to fulfill our mission of providing reliable and favorably priced wholesale funding to our members. As of March 31, 2012, members funded on average 3.4 percent of their assets with Advances, and the penetration rate was relatively stable with almost 75 percent of members holding Mission Asset Activity. These ratios were similar to those of 2011. The number of active sellers and participants, and member interest, in the Mortgage Purchase Program remained at elevated levels compared to prior years.

Based on our first-quarter earnings, we contributed $7 million to the Affordable Housing Program pool of funds to be awarded to members in 2013. This continued a trend of adding to the available funds each quarter since the inception of the program in 1990. In March 2012, the Board of Directors authorized another $1 million for the Carol M. Peterson Housing Fund and established the Disaster Reconstruction Program. The Disaster Reconstruction Program is a $5 million voluntary housing program that provides grants for purchase or rehabilitation of a home to Fifth District residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster occurring within the Fifth District.

Other Assets
The balance of investments at March 31, 2012 was $26.4 billion, an increase of $4.5 billion (20 percent) from year-end 2011. The increase reflected normal periodic variation in holdings of short-term liquidity investments as well as the investment of

$2.0 billion in deposits held at the Federal Reserve at the end of 2011. The investment balance at the end of the quarter included $10.8 billion of mortgage-backed securities and $15.6 billion of other investments, which are mostly short-term liquidity instruments. All but $15 million of our mortgage-backed securities held at March 31, 2012 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency. Average investment balances were $26.3 billion in the first three months of 2012, a decrease of 22 percent from the same period in 2011. The reduction resulted primarily from our decision to decrease short-term investment holdings beginning in the last several months of 2011 due to narrower spreads and fewer eligible counterparties available for these types of investments.

Capital
Capital adequacy continued to be strong in the first three months of 2012, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at March 31, 2012 was 5.81 percent, while the regulatory capital-to-assets ratio was 6.26 percent. Both ratios were well above the regulatory required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital changed only one percent between year-end 2011 and the end of the first quarter.

Total retained earnings at quarter end were $467 million and grew $23 million (five percent) from year-end 2011. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity for dividend stability.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2012	2011	2011

Net income	$58	$42	$138
Affordable Housing Program accrual	7	5	17
Return on average equity (ROE)	6.50%	4.80%	3.89%
Return on average assets	0.37	0.24	0.21
Weighted average dividend rate	4.50	4.50	4.25
Average 3-month LIBOR	0.51	0.31	0.34
Average overnight Federal funds effective rate	0.10	0.15	0.10
ROE spread to 3-month LIBOR	5.99	4.49	3.55
Dividend rate spread to 3-month LIBOR	3.99	4.19	3.91
ROE spread to Federal funds effective rate	6.40	4.65	3.79
Dividend rate spread to Federal funds effective rate	4.40	4.35	4.15

The spreads between ROE and both 3-month LIBOR and the Federal funds effective rate are two market benchmarks we believe stockholders use to assess the competitiveness of return on their capital investment. In the first quarter of 2012, these ROE spreads were higher than those in the same period of 2011, and continued to represent competitive returns to stockholders. We paid stockholders a 4.50 percent annualized cash dividend in the first quarter.

For both periods, ROE was significantly above the levels of short-term interest rates and the ROE spreads were wider than long-term historical averages. We estimate, using on our current balance sheet and operating expense structure, that the long-term average ROE in a stable market and interest rate environment would be in the range of 2.50 to 3.50 percentage points above short-term interest rates. The factors determining the current elevated level of ROE compared with market interest rates, relative to the long-term historical range, include the extremely low level of short-term rates, an ability to retire a large amount of high-cost Consolidated Obligation Bonds before their final maturities, muted acceleration of mortgage prepayment speeds, and relatively wider spreads to funding costs on new mortgage assets.

The increase in operating results and profitability in the first three months of 2012 compared to the same period of 2011 resulted primarily from the following favorable factors, which more than offset the combined effect of several smaller unfavorable factors.

▪
The FHLBank System’s REFCORP obligation was satisfied at the end of the second quarter of 2011. REFCORP, which had been recorded as a reduction to net income, was replaced with an allocation of 20 percent of net income to a separate restricted retained earnings account under the Joint Capital Enhancement Agreement (the "Capital Agreement"). This change had an $11 million favorable impact to first quarter net income, which increased ROE 1.18 percentage points.

▪
We called a significant amount of high-cost Consolidated Bonds before their final maturities throughout 2011 and the first quarter of 2012 and replaced them with new Consolidated Obligations at substantially lower rates. The resulting savings in interest expense exceeded the decrease in interest income from paydowns of high-yielding mortgage loans, which were reinvested into new mortgage assets also at lower yields.

▪
Interest income rose due to wider average spreads between LIBOR-indexed assets (mostly Advances) and short-term Discount Note debt. We use Discount Notes to fund a large amount (normally between $10 billion and $20 billion) of LIBOR-indexed assets. These spreads widened in the last quarter of 2011 and the first quarter of 2012 primarily because of the financial turmoil in Europe.

Net amortization expense of purchase premiums on mortgage assets and of premium/discounts and concession costs on Consolidated Bonds was relatively modest at $5 million and $3 million during the three months ended March 31, 2012 and 2011, respectively. Recognition of net amortization has been substantially higher in other quarters in the last several years during periods when mortgage rates declined, and has been volatile during periods when mortgage rates fluctuated.

Update on Business Outlook, Risk Factors, and Risk Exposures

This section summarizes and updates from the Form 10-K filing our major current risk exposures and current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Business Outlook--Strategic/Business Risk
Advances. We cannot predict the future trend of Mission Asset Activity because it depends on, among other things, the state of the economy, conditions in the housing markets, the government's liquidity programs, the willingness and ability of financial institutions to expand lending, and regulatory initiatives that could affect demand for our Mission Asset Activity. We would expect to see an increase in Advance demand across our membership when one or more of the following occur: the economy experiences a sustained improvement; the Federal Reserve System's monetary policy tightens; or the government's liquidity programs wind down. Additionally, there is a substantial amount ($4.7 billion) of Advances held by nonmembers that will pay down over the next several years.

Recently, two national financial institutions were approved for membership in the FHLBank. The addition of these new members may, over time, result in increased Advance balances that also may change the composition of our largest Advance borrowers.

We continue to be concerned about several regulatory initiatives that could affect Advance demand. One ruling already implemented increased FDIC assessments for large financial institutions that utilize Advances, effectively raising the cost of borrowing from an FHLBank. Potential regulatory changes that could affect our business include: limitations on Advance lending to large financial institutions; prohibition under Basel III for institutions to incorporate unused FHLBank System borrowing capacity as sources of liquidity; development of a covered bond market; and members' implementation of rules and requirements related to the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Mortgage Purchase Program. We will continue to have a strategy for the Mortgage Purchase Program of moderate growth and a prudent limit on the Program's size relative to capital. This strategy will help ensure that our exposure to market and credit risk remains consistent with our conservative risk management principles, cooperative business model, and status as a government-sponsored enterprise. We will continue to emphasize recruiting community financial institution members to the Program and increasing the number of regular sellers. Moderate growth may result in the intermediate term based on the low levels of mortgage rates that promote mortgage refinancing activity, continued additions to the number of regular sellers, several new mid-sized sellers joining the Program, and continued activity with our two largest sellers. However, higher mortgage rates would likely slow growth.

The primary regulation currently affecting growth of balances in the Mortgage Purchase Program is that if our purchases in a calendar year exceed $2.5 billion, we are required by regulation to enact affordable housing goals for the Program. We believe these would be operationally costly to administer and could harm the Program's credit risk exposure and reputational risk. As a result, we currently plan to limit our calendar year purchases to less than $2.5 billion.

Legislative and Regulatory Risk
On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention, that establishes guidance that is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by federal banking regulators in June 2000. We have not yet determined the effect, if any, that this guidance will have on our results of operations or financial statements.

On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule to be effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. We would be designated a nonbank financial company pursuant to a separate rule that has been proposed by the Federal Reserve. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional prudential standards, our operations and business could be adversely impacted by resulting additional regulatory costs and potential restrictions on our business activities.

Market Risk and Profitability
Market risk exposure was moderate in the first three months of 2012, well within policy limits, and consistent with the normal historical range. Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates would change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to 2.00 percentage points (which would put fixed-rate mortgages at two percent or less) would still result in ROE being above market interest rates. However, sharp reductions in long-term rates could result in an immediate, one-time large amount of amortization of mortgage asset premiums, which could negatively impact our results of operations for one quarter.

We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by 4.00 percentage points or more combined with short-term rates increasing to at least seven percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables or our business model. We believe such a scenario is extremely unlikely to occur.

Credit Risk
In the first quarter of 2012, we continued to experience limited overall credit risk exposure from offering Advances, making investments, and executing derivative transactions; and a moderate amount of credit risk exposure related to credit losses in the Mortgage Purchase Program. Consistent with previous years, the FHLBank required no loss reserve for Advances and considered no investments to be other-than-temporarily impaired at March 31, 2012. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to mitigate these risks.

The allowance for credit losses in the Mortgage Purchase Program was $21 million at both March 31, 2012 and December 31, 2011. We believe the portfolio's credit risk will remain moderate and manageable. However, in an adverse scenario of further large reductions in home prices, sustained elevated levels of unemployment, or failure of one or more mortgage insurance providers, credit losses experienced in the portfolio net of credit enhancements could increase significantly.

Funding and Liquidity Risk
Our liquidity position remained ample and strong during the first three months of 2012, as did our overall ability to fund operations through Consolidated Obligation issuances at acceptable terms, availability, and interest costs. While there can be no assurances, the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends is considered to be remote. Although the government continues to face serious fiscal challenges and Standard & Poor's downgraded the long-term credit ratings of the United States in August 2011 and subsequently the FHLBank System's debt to AA+, the System continues to experience uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR have not changed materially.

Capital Adequacy
We have always maintained compliance with our capital requirements, and we believe that the current amount of total retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity for dividend stability. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or safe levels. We believe members continue to place a high value on their capital investment in our company.

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

The relatively weak economy and continued housing and mortgage market stresses have resulted in minimal growth, or even reductions, in new consumer, mortgage and commercial loans, which has limited members' demand for Advances and wholesale funding in general. From December 31, 2010 to December 31, 2011 (the most recent data period available), Fifth District depository institutions' aggregate loan portfolios grew only $17.2 billion (3.2 percent) while their aggregate deposit balances increased $36.9 billion (5.9 percent). A significant amount of the loan and deposit growth came from our largest member and borrower (U.S. Bank, N.A.). Excluding the impact of this member, aggregate loans increased only $4.9 billion (1.4 percent) in the 12-month period ending December 31, 2011 while aggregate deposits grew only $12.3 billion (3.0 percent).

Also continuing to negatively impact demand for our credit services is the substantial liquidity still being made available to depository institutions by the federal government in an attempt to stimulate economic growth, extending a practice that began in late 2008. The government's activities are being led by the Federal Reserve System and its quantitative easing programs, which have resulted in an historic expansion of its balance sheet and in the banking system holding extremely large and unprecedented levels of excess reserves instead of using the liquidity to expand lending.

The sluggish economy is impacting our Advance growth mostly through reduced lending growth by our members. We have no reason to believe that these trends changed materially during the first quarter of 2012, although we have seen indications of potential stabilization of Advance demand.

To the extent the economic and monetary conditions continue, we expect Advance activity across our membership to remain slow. The weak economy and housing market also negatively affected, to a lesser degree, Mortgage Purchase Program balances in the first three months of 2012, compared to the amount of activity that would be expected in more normal conditions.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Quarter 1 2012		Year 2011		Quarter 1 2011
	Average	Ending	Average	Ending	Average	Ending
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.10	0.09	0.10	0.04	0.15	0.10

3-month LIBOR	0.51	0.47	0.34	0.58	0.31	0.30
2-year LIBOR	0.59	0.57	0.72	0.72	0.89	1.00
5-year LIBOR	1.17	1.27	1.79	1.23	2.32	2.47
10-year LIBOR	2.12	2.29	2.90	2.04	3.54	3.58

2-year U.S. Treasury	0.28	0.33	0.44	0.24	0.67	0.83
5-year U.S. Treasury	0.89	1.04	1.51	0.83	2.10	2.28
10-year U.S. Treasury	2.02	2.21	2.76	1.88	3.44	3.47

15-year mortgage current coupon (1)	1.92	2.04	2.83	2.05	3.46	3.48
30-year mortgage current coupon (1)	2.90	3.10	3.74	2.92	4.26	4.33

15-year mortgage note rate (2)	3.19	3.23	3.68	3.24	4.12	4.09
30-year mortgage note rate (2)	3.92	3.99	4.45	3.95	4.85	4.86

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows in the first three months of 2012. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds. The spread between short-term LIBOR and our Discount Note funding costs continued to be wider than historical averages, due to concerns with the financial condition in Europe. This benefited our earnings because we fund a significant amount of adjustable-rate LIBOR-indexed assets with Discount Notes.

Average and ending intermediate- and long-term rates for the first quarter were relatively similar to those at the end of 2011, although there was substantial fluctuation during the quarter. However, these rates, both on an average and ending basis, were substantially lower in the first quarter of 2012 compared to the same period of 2011.

The trends in interest rates had several impacts on our results of operations in the first quarter of 2012, as discussed in the "Executive Overview" and the "Results of Operations." Although it cannot perfectly control most interest rates, the Federal Reserve has indicated that it currently plans to hold certain short-term rates at or near zero until 2014 or beyond, although this could change if their forecast of slow economic growth and subdued inflation changes. As discussed in the "Executive Overview" and "Market Risk" section of "Quantitative and Qualitative Disclosures About Risk Management," we believe our market risk profile is positioned to remain moderate and our profitability competitive, across a wide range of interest rate and business environments.

Despite the continued trend of declining intermediate- and long-term rates during the first three months of 2012, the interest rate environment remained favorable for our FHLBank's results of operations in terms of the longer-term trend level of profitability (ROE) compared to the levels of interest rates. This difference, or spread, averaged 5.99 percentage points (relative to three-month LIBOR) in the first quarter of 2012 and 4.49 percentage points in the same period of 2011. In the ten years prior to 2011, this spread averaged 3.18 percentage points.

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

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2012		December 31, 2011		March 31, 2011
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$9,659	36%	$9,649	35%	$10,881	39%
Other	155	1	229	1	156	1
Total	9,814	37	9,878	36	11,037	40

Fixed-Rate:
REPO	2,322	9	3,085	11	750	3
Regular Fixed Rate	4,940	19	5,013	18	5,650	20
Putable (2)	5,992	22	6,204	22	6,592	24
Convertible (2)	1,174	4	1,178	4	1,282	4
Amortizing/Mortgage Matched	2,209	8	2,232	8	2,222	8
Other	213	1	249	1	188	1
Total	16,850	63	17,961	64	16,684	60

Total Advances Principal	$26,664	100%	$27,839	100%	$27,721	100%

Letters of Credit (notional)	$4,218		$4,838		$5,387

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

Both ending and average Advance balances declined in the first quarter of 2012. The slower rate of reductions in Advance balances experienced in 2011 continued in the first three months of 2012. However, we do not know if Advances will grow substantially this year from the current membership base because it is not clear that the economy's growth rate will substantially improve, and the Federal Reserve continues to provide an extraordinary amount of liquidity to financial institutions. An additional factor putting downward pressure on Advance balances is that former members hold $4.7 billion (18 percent), of which approximately 65 percent are scheduled to mature by the end of 2013. These will pay down without opportunity for replacement with new Advances by former members. "Executive Overview" and "Conditions in the Economy and Financial Markets" above provide more detail on trends in Advance balances.

Members reduced their available lines in the Letters of Credit program by $0.6 billion in the first three months of 2012. The lines fell principally because of decreased activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

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

(Dollars in millions)
March 31, 2012			December 31, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

U.S. Bank, N.A.	$7,314	27%	U.S. Bank, N.A.	$7,314	26%
PNC Bank, N.A. (1)	3,995	15	PNC Bank, N.A. (1)	3,996	14
Fifth Third Bank	2,358	9	Fifth Third Bank	2,533	9
Protective Life Insurance Company	1,200	5	Protective Life Insurance Company	1,000	4
Western-Southern Life Assurance Co.	817	3	Republic Bank & Trust Company	935	4
Total of Top 5	$15,684	59%	Total of Top 5	$15,778	57%
(1)Former member.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2012	December 31, 2011
Average Advances-to-Assets for Members
Assets less than $1.0 billion (679 members)	3.43%	3.69%
Assets over $1.0 billion (64 members)	2.80%	3.04%
All members	3.37%	3.63%

Continuing a trend from the last several years and consistent with the trends in balances, Advance usage ratios declined in the first three months of 2012 from the end of 2011. Despite the difficult economic environment and significant levels of financial institution liquidity, our membership still funded over three percent of their assets with Advances.

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

The table below shows principal paydowns and purchases for the first three months of 2012.

(In millions)	Mortgage Purchase Program Principal
Balance at December 31, 2011	$7,752
Principal purchases	944
Principal paydowns	(617)
Balance at March 31, 2012	$8,079

The principal loan balance in the Mortgage Purchase Program grew moderately (four percent) in the first quarter. The recent acceleration in purchases and moderate expansion in the principal balance was due to the declines in mortgage rates (which prompted an increase in net loan refinancings among our sellers), an increase in the number of regular sellers, and renewed activity with our two largest sellers.

Our focus for the Program continues to be on recruiting community-based members to sell us mortgage loans and on increasing the number of regular sellers. The number of regular sellers remains at a high level compared to historical trends, and a substantial number of other members either are actively interested in joining the Program or are in the process of joining.

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. Principal paydowns in the first three months of 2012 equated to a 25 percent annual constant prepayment rate, moderately higher than the 20 percent rate for all of 2011. The Program’s composition of balances, by loan type and original final maturity, did not change materially. Yields earned in the first quarter on new mortgage loans in the Program, relative to funding costs, continued to offer acceptable risk-adjusted returns.

Investments

We hold investments in order to provide liquidity, enhance earnings, help manage market risk, and, in the case of mortgage-backed securities, help support the housing market. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities.

The investment balance on March 31, 2012 included $10.8 billion of mortgage-backed securities and $15.6 billion of liquidity instruments, for a total of $26.4 billion, an increase of $4.5 billion (20 percent) from year-end 2011. The increase was led by $4.9 billion more liquidity investments and reflected normal periodic variation in holdings of these types of investments as well as the investment of $2.0 billion in deposits held at the Federal Reserve at the end of 2011.

The book balance of the liquidity portfolio averaged $14.6 billion in the first three months of 2012, compared to $22.0 billion in the same period of 2011. The lower average balance in the first quarter of 2012 was due to narrower spreads and fewer eligible counterparties available for these types of investments.

Our overarching strategy for mortgage-backed securities is to maximize their holdings close to the regulatory maximum of three times capital, subject to the availability of securities that we believe provide us favorable risk/return tradeoffs. The book balance of the mortgage-backed securities portfolio averaged $11.2 billion in the first quarter of 2012 and was $10.8 billion on March 31, 2012 (down $0.4 billion, or four percent, from the end of 2011), which represented a multiple of regulatory capital of 2.78.

On March 31, 2012, mortgage-backed securities primarily consisted of $9.3 billion of securities issued by Fannie Mae or Freddie Mac (of which $2.0 billion were floating-rate securities) and $1.5 billion of floating-rate securities issued by the National Credit Union Administration.

The table below shows principal purchases and paydowns of our mortgage-backed securities for the first three months of 2012.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2011	$11,163
Principal purchases	453
Principal paydowns	(857)
Balance at March 31, 2012	$10,759

Principal paydowns in the quarter equated to a 27 percent annual constant prepayment rate, almost the same as the 28 percent rate for all of 2011. During the quarter we purchased floating-rate securities issued by a government sponsored agency. This practice was driven by our assessment that these types of securities had a more favorable risk/return tradeoff compared to fixed-rate securities, especially when considering the relatively high premium prices of many fixed-rate securities. We did not sell any securities in the first quarter. Yields earned in the first quarter on new mortgage-backed securities, relative to funding costs, offered acceptable risk-adjusted returns.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2012		December 31, 2011
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$27,079	$27,307	$26,138	$32,295
Discount	(3)	(2)	(2)	(3)
Total Consolidated Discount Notes	27,076	27,305	26,136	32,292
Consolidated Bonds:
Unswapped fixed-rate	18,399	18,615	18,882	20,123
Unswapped adjustable-rate	1,440	1,440	1,440	681
Swapped fixed-rate	9,355	9,375	8,404	7,904
Total par Consolidated Bonds	29,194	29,430	28,726	28,708
Other items (1)	123	130	129	140
Total Consolidated Bonds	29,317	29,560	28,855	28,848
Total Consolidated Obligations (2)	$56,393	$56,865	$54,991	$61,140

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments and hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $658,015 and $691,868 at March 31, 2012 and December 31, 2011, respectively.

Balances and composition of Consolidated Obligations fluctuate with changes in the amount and composition of total assets. We fund short-term and adjustable-rate Advances, Advances hedged with interest rate swaps, and most liquidity investments with a combination of Discount Notes, unswapped adjustable-rate Bonds, and swapped fixed-rate Bonds (which effectively create short-term funding). We fund long-term assets principally with unswapped fixed-rate Bonds, in order to effectively reduce market risk exposure.

The $1.4 billion increase in the total ending balance of Consolidated Obligations from year-end 2011 to March 31, 2012 corresponded to the modest increase in total assets (driven by a higher balance of liquidity investments) and the relatively stable amount of deposits and capital. The composition of Consolidated Obligations did not change materially in the first three months of 2012.

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. The level of spreads and amounts of volatility were at levels comparable to historical averages in the first three months of 2012, which benefited our earnings. For discussion of the cost of Discount Note funding relative to LIBOR, see the “Net Interest Income” section of “Results of Operations.”

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at March 31, 2012 were $1.2 billion, an increase of $0.1 billion (14 percent) from year-end 2011. The average balance of total interest bearing deposits in the first quarter of 2012 was $1.2 billion, a decrease of $0.3 billion (18 percent) from the average balance during the same period of 2011. Although the percentage changes in ending and average deposit balances were substantial, the dollar changes were modest.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first quarter of 2012.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Three Months Ended		Year Ended
	March 31, 2012		December 31, 2011
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,141	$3,118	$3,126	$3,109
Mandatorily Redeemable Capital Stock	270	275	275	327
Regulatory Capital Stock	3,411	3,393	3,401	3,436
Retained Earnings	467	461	444	455
Regulatory Capital	$3,878	$3,854	$3,845	$3,891

GAAP and Regulatory Capital-to-Assets Ratio	Three Months Ended		Year Ended
	March 31, 2012		December 31, 2011
	Period End	Average	Period End	Average
GAAP	5.81%	5.68%	5.89%	5.29%
Regulatory	6.26	6.13	6.37	5.78

We consider the regulatory capital-to-assets ratio to be a better representation of financial leverage than the GAAP ratio because, although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it provides the same function as GAAP capital stock and retained earnings in protecting investors in our debt. Both ratios were well above the regulatory required minimum of 4.00 percent.

Our capital base and capital-to-asset ratios were relatively stable in the first three months of 2012, with the amount of regulatory capital changing only $33 million from year-end 2011. Similarly, average GAAP and regulatory financial leverage, as represented by the average capital-to-assets ratio in which a lower ratio indicates more leverage, did not change materially in the first quarter.

The table below shows the amount of excess capital stock.

(In millions)	March 31, 2012	December 31, 2011
Excess capital stock (Capital Plan definition)	$1,345	$1,321
Cooperative utilization of capital stock	$188	$197
Mission Asset Activity capitalized with cooperative capital stock	$4,708	$4,917

The amount of excess capital stock rose slightly in the first three months of 2012 due to a $1.7 billion reduction in Mission Asset Activity. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (defined by the Finance Agency to include stock used cooperatively) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, we have exceeded the regulatory threshold and, therefore, have been required to pay cash dividends.

At March 31, 2012, retained earnings were comprised of $444 million unrestricted (an increase of $12 million for the quarter) and $23 million restricted (an increase of $11 million). We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity for dividend stability.

Membership and Stockholders

During the first quarter of 2012, we added five new member stockholders and lost three, ending the quarter at 743. The new members were comprised of three insurance companies, one commercial bank, and one credit union. With regard to the three institutions that are no longer members, one merged with another member in our district and two were closed by the Tennessee Department of Financial Institutions. The impact on our earnings and mission asset activity from membership changes in the first quarter was negligible. We will continue to recruit institutions eligible for membership in order to maintain and expand our customer base, with a continuing focus on insurance companies.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2012 and 2011. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended March 31,
(Dollars in millions)	2012		2011
	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$81	9.15%	$70	8.06%
Provision for credit losses	(1)	(0.16)	(2)	(0.29)
Net interest income after provision for credit losses	80	8.99	68	7.77
Net gains on derivatives and hedging activities	4	0.42	5	0.58
Other non-interest loss	(5)	(0.50)	(1)	(0.14)
Total non-interest (loss) income	(1)	(0.08)	4	0.44
Total revenue	79	8.91	72	8.21
Total other expense	(14)	(1.64)	(14)	(1.62)
Assessments	(7)	(0.77)	(16)	(1.79)
Net income	$58	6.50%	$42	4.80%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The most significant individual contributors to the higher net income in the first quarter of 2012 were 1) satisfying the FHLBank's REFCORP obligation in June 2011; 2) calling Bonds and replacing them at lower rates; 3) a wider spread between LIBOR-indexed assets and Discount Note funding costs; and 4) Advance prepayment fees.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the comparison periods are discussed below.

	Three Months Ended March 31,
(Dollars in millions)	2012		2011
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$71	0.46%	$59	0.34%
Net (amortization)/accretion (1) (2)	(5)	(0.04)	(3)	(0.01)
Prepayment fees on Advances, net (2)	3	0.02	—	—
Total net interest rate spread	69	0.44	56	0.33
Earnings from funding assets with interest-free capital	12	0.08	14	0.07
Total net interest income/net interest margin (3)	$81	0.52%	$70	0.40%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. The earnings from capital was relatively similar in the two comparison periods. Although market interest rates, especially long-term rates, continued their downward trends of the last several years, the reduction in overall average rates of assets and liabilities was not significant between the two comparison periods, as shown in the "Average Balance Sheet and Rates" table below.

Net Amortization/Accretion. Net amortization/accretion (generally referred to as "amortization") includes recognition of premiums and discounts paid on purchases of mortgage assets (which include loans in the Mortgage Purchase Program and investments in mortgage-backed securities) and premiums, discounts and concessions paid on most Consolidated Bonds.

Although net amortization has been significantly higher in several quarters in the last four years during periods when mortgage rates declined and has been volatile during periods when mortgage rates fluctuated, the amount of net amortization was moderate in the first quarters of both 2012 and 2011. The $2 million increase in total net amortization expense resulted from larger amortization associated with Consolidated Bonds.

The amount of mortgage assets with premium balances increased in the first quarter of 2012, compared with the first quarter of 2011 and the end of 2011, primarily because we purchased loans in the Mortgage Purchase Program at higher prices (and correspondingly above market coupons) than the loans that paid down. Conditions prevailing in the mortgage markets limited the availability and risk-return attractiveness of mortgage assets with prices closer to par or at discounts. Our mortgage assets had a net premium balance of $196 million at March 31, 2012.

Despite the increase in premium balance and lower average mortgage rates in the first three months of 2012 compared to the same period of 2011, the net amortization associated with mortgage assets was $5 million in each period. Although mortgage amortization was relatively stable between the two periods, amortization can be volatile due to trends in average mortgage rates.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been, significant, they were relatively modest in each of the periods presented.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of the net interest rate spread increased by $12 million (20 percent) in the first quarter of 2012 versus the same period of 2011. Several factors, discussed below in estimated approximate order of impact from largest to smallest, were primarily responsible for the changes in the net interest rate spread due to other components.

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: In the last nine months of 2011 and the first three months of 2012, we called $6.7 billion of unswapped Bonds before their final maturities and replaced them with new Consolidated Obligations at substantially lower rates than the Bonds called. Most of the Bonds called funded mortgage assets. By contrast, there were fewer principal paydowns ($5.5 billion) of mortgage assets, which we reinvested in new mortgage assets with lower yields corresponding to the general trend of declining mortgage rates. In addition, on average, the called Bonds were replaced at lower rates compared to the reduction in yields from reinvesting mortgage asset paydowns into new mortgage assets. We estimate this component increased net interest income by approximately $6 million.

▪
Wider portfolio spreads on LIBOR-indexed assets-Favorable: We normally use short-term Discount Notes to fund a substantial amount of LIBOR-indexed assets. The current amount of such funding is approximately $12 billion. In the first three months of 2012, the average portfolio spread between LIBOR and Discount Notes was between five and 30 basis points wider than the first quarter of 2011 (depending on the interest reset period), which increased interest income by approximately $5 million.

▪
Trading securities-Favorable: Throughout 2011 and in the first quarter of 2012, we held a large amount of investments in short-term trading securities (including instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity and manage counterparty credit risk. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $4 million increase in net interest income in the first three months of 2012 compared to the same period of 2011. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See “Non-Interest Income and Non-Interest Expense” below for a discussion of the net losses on trading securities.

▪
Lower balances of Advances and non-mortgage assets-Unfavorable: The average balance of interest-earnings assets declined by $7.9 billion. Most of the reduction occurred from non-mortgage assets (i.e., liquidity investments). Because these instruments normally carry the lowest net interest spreads, the effect on net interest income was only approximately $2 million.

Average Balance Sheet and Rates
The following table provides average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin between the two periods shown occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

	Three Months Ended			Three Months Ended
(Dollars in millions)	March 31, 2012			March 31, 2011
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$28,373	$63	0.90%	$29,156	$61	0.85%
Mortgage loans held for portfolio (2)	7,985	89	4.46	7,615	91	4.86
Federal funds sold and securities purchased under resale agreements	6,065	1	0.10	8,252	3	0.15
Interest-bearing deposits in banks (3) (4) (5)	4,131	2	0.17	5,903	4	0.24
Mortgage-backed securities	11,163	80	2.89	11,400	109	3.87
Other investments (4)	4,936	11	0.89	8,214	9	0.46
Loans to other FHLBanks	3	—	0.12	3	—	0.12
Total earning assets	62,656	246	1.58	70,543	277	1.59
Less: allowance for credit losses on mortgage loans	21			13
Other assets	211			215
Total assets	$62,846			$70,745
Liabilities and Capital
Term deposits	$97	—	0.23	$240	—	0.28
Other interest bearing deposits (5)	1,068	—	0.01	1,179	—	0.04
Short-term borrowings	27,305	4	0.06	33,684	12	0.14
Unswapped fixed-rate Consolidated Bonds	18,670	151	3.25	20,781	185	3.61
Unswapped adjustable-rate Consolidated Bonds	1,440	1	0.31	—	—	—
Swapped Consolidated Bonds	9,450	6	0.26	9,942	6	0.23
Mandatorily redeemable capital stock	275	3	5.08	339	4	5.05
Other borrowings	1	—	0.37	—	—	—
Total interest-bearing liabilities	58,306	165	1.14	66,165	207	1.26
Non-interest bearing deposits	17			12
Other liabilities	956			1,026
Total capital	3,567			3,542
Total liabilities and capital	$62,846			$70,745

Net interest rate spread			0.44%			0.33%
Net interest income and net interest margin (6)		$81	0.52%		$70	0.40%
Average interest-earning assets to interest-bearing liabilities			107.46%			106.62%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Non-accrual loans are included in average balances used to determine average rate.
(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.
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

The fact that there was only a 0.01 percentage points decline in the average rate on total earning assets reflected: 1) a slight increase (0.05 percentage points) in the average rate of the largest category (Advances), primarily due to the increase in LIBOR; 2) a 0.43 percentage points increase in the average rate of other investments; and 3) most importantly, a change in the composition of earning assets away from shorter-term assets (Federal funds sold, interest-bearing deposits, and other investments) that tend to have lower rates than longer-term assets.

These factors more than offset the reductions in average rates on Federal funds sold and interest-bearing deposits and the sharp reductions in average rates on longer-term mortgage assets including mortgage loans held for portfolio and mortgage-backed securities. Rate reductions on these accounts, as well as on unswapped fixed-rate Consolidated Bonds, reflected the declines in market rates on long-term instruments. As long-term assets and liabilities mature or are paid down over time, new long-term assets and liabilities are put on the balance sheet at lower rates, which cumulatively builds over time to reduced portfolio rates.

The 0.12 percentage points decline in the average rate on interest-bearing liabilities was due to reductions in the average rate of short-term borrowings (i.e., Discount Note Obligations) and of unswapped fixed-rate Bonds. The composition of interest-bearing liabilities was relatively stable.

Combining all these factors, the net interest rate spread rose 0.11 percentage points. This was due primarily to the wider spread between LIBOR-indexed assets and Discount Note funding costs and the shift in asset composition away from shorter-term instruments that tend to have narrower net interest rate spreads.

Discussing more detail, the average rate on other investments rose 0.43 percentage points because many of these investments were trading securities purchased with above market coupons purchased at premiums, as discussed further in "Non-Interest Income and Non-Interest Expense." Additionally, the increase in short-term LIBOR resulted in a slightly higher average rate on the swapped Obligation liability account.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended March 31, 2012 over 2011
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$(2)	$4	$2
Mortgage loans held for portfolio	5	(7)	(2)
Federal funds sold and securities purchased under resale agreements	(1)	(1)	(2)
Interest-bearing deposits in banks	(1)	(1)	(2)
Mortgage-backed securities	(2)	(27)	(29)
Other investments	(5)	7	2
Loans to other FHLBanks	—	—	—
Total	(6)	(25)	(31)
Increase (decrease) in interest expense
Term deposits	—	—	—
Other interest-bearing deposits	—	—	—
Short-term borrowings	(2)	(6)	(8)
Unswapped fixed-rate Consolidated Bonds	(18)	(16)	(34)
Unswapped adjustable-rate Consolidated Bonds	1	—	1
Swapped Consolidated Bonds	—	—	—
Mandatorily redeemable capital stock	(1)	—	(1)
Other borrowings	—	—	—
Total	(20)	(22)	(42)
Increase (decrease) in net interest income	$14	$(3)	$11

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended March 31,
(In millions)	2012	2011
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$—
Net interest settlements included in net interest income	(80)	(94)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	—
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	9	21
Decrease to net interest income	$(73)	$(73)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Consolidated Obligation Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly three-month). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in the first three months of both 2012 and 2011 primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as designed, to significantly lower market risk exposure by resulting in a much closer match of actual cash flows between assets and liabilities than would occur otherwise.

Provision for Credit Losses

In the first quarter of 2012, we recorded a $1.4 million provision for future credit losses in the Program compared to $2.6 million in the same period of 2011. The modest decrease was based on our assessment that incurred losses stabilized in each period. Further information is in the "Credit Risk - Mortgage Purchase Program" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for the three months ended March 31, 2012 and 2011.

(Dollars in millions)	Three Months Ended March 31,
	2012	2011
Other Income
Net gains on derivatives and hedging activities	$4	$5
Other non-interest loss, net	(5)	(1)
Total other (loss) income	$(1)	$4

Other Expense
Compensation and benefits	$8	$8
Other operating expense	3	4
Finance Agency	2	1
Office of Finance	1	1
Total other expense	$14	$14
Average total assets	$62,846	$70,745
Average regulatory capital	3,854	3,889
Total other expense to average total assets (1)	0.09%	0.08%
Total other expense to average regulatory capital (1)	1.52	1.47

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on derivatives and hedging activities are detailed below.

The $4 million increase in other non-interest loss was mostly due to $6 million more losses on trading securities offset by $3 more unrealized gains on Bonds held at fair value. As discussed above in “Components of Net Interest Income,” the losses on the trading securities were because these securities were purchased at above-market coupon rates and, therefore, at prices above par. The related premiums paid are reflected as mark-to-market losses to the securities as their fair values approach par at maturity.

Total other expense had a small increase (three percent) between the two periods. We continue to maintain a sharp focus on controlling operating costs.

Net Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended March 31,
	2012	2011
Net gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$4	$6
Mortgage loans:
Losses on derivatives not receiving hedge accounting	(3)	(3)
Consolidated Obligation Bonds:
Gains on derivatives not receiving hedge accounting	3	2
Total net gains on derivatives and hedging activities	4	5
Net gains on financial instruments held at fair value (1)	2	—
Total net effect of derivatives and hedging activities	$6	$5

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The changes in net gains on derivatives and hedging activities primarily represented unrealized market value adjustments, which resulted principally from lower interest rates at March 31, 2012 than March 31, 2011 and, secondarily, from amortization of certain market value gains. The amount of income volatility in derivatives and hedging activities in the period presented was modest, well within the range of normal historical fluctuation relative to the notional amount of derivatives, and consistent with the close hedging relationships of our derivative transactions. In each of the periods shown, the market value adjustment, as a percentage of notional derivatives principal, was less than 0.04 percentage points.

REFCORP and Affordable Housing Program Assessments

Until the third quarter of 2011, assessments against earnings had included both a REFCORP obligation and expenses for the Affordable Housing Program. The FHLBank System's REFCORP obligation was satisfied at the end of the second quarter of 2011. Under the Capital Agreement among all 12 FHLBanks, REFCORP, which had been recorded as reduction to net income, has been replaced with a 20 percent allocation of net income to restricted retained earnings. The restricted retained earnings are not recorded in the income statement and are not available to be distributed as dividends to stockholders. This change resulted in an $11 million increase in the first quarter of 2012's net income and a corresponding reduction in assessments. There has been no change in our Affordable Housing Program.

In the first three months of 2012, assessments totaled $7 million and lowered ROE by 0.77 percentage points. In the first three months of 2011, assessments totaled $16 million and lowered ROE by 1.79 percentage points. The smaller impact of assessments on ROE in the first three months of 2012 was due to the satisfaction of the REFCORP obligation.

Segment Information

Note 17 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. We manage financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The table below summarizes each segment's operating results for the periods shown.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended March 31, 2012
Net interest income after provision for credit losses	$52	$28	$80
Net income	$37	$21	$58
Average assets	$54,847	$7,999	$62,846
Assumed average capital allocation	$3,113	$454	$3,567
Return on Average Assets (1)	0.27%	1.04%	0.37%
Return on Average Equity (1)	4.78%	18.29%	6.50%

Three Months Ended March 31, 2011
Net interest income after provision for credit losses	$44	$24	$68
Net income	$28	$14	$42
Average assets	$63,108	$7,637	$70,745
Assumed average capital allocation	$3,159	$383	$3,542
Return on Average Assets (1)	0.18%	0.72%	0.24%
Return on Average Equity (1)	3.64%	14.39%	4.80%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net income and ROE in the first three months of 2012 reflected the following factors, each of which is discussed in more detail above in "Net Interest Income": the ending of the REFCORP obligation; a wider average LIBOR to Discount Note spread; our calls of Consolidated Bonds (that funded mortgage-backed securities) and their replacement with lower cost debt; and Advance prepayment fees. These favorable factors were partially offset by a lower average principal balance on Advances and liquidity investments and lower yields on assets funded with interest-free capital.
Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be at a substantial level over market interest rates, with a moderate amount of market risk and credit risk. In the first three months of 2012, the Program averaged 13 percent of total average assets but accounted for 36 percent of earnings. The segment's ROE for both the first three months of 2012 and 2011 was consistent with its historical average ROE (after adjustment for the REFCORP obligation).

The increase in the Program's net income and ROE reflected the satisfaction of the REFCORP obligation; our actions to replace called Consolidated Bonds at lower rates of interest; modest growth in average principal balances; and a $1 million decrease in provision for credit losses. These favorable factors were partially offset by an increase in net amortization and lower yields on assets funded with interest-free capital.

Compared to the Traditional Member Finance segment, the Mortgage Purchase Program segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure, but also provides the opportunity for enhancing risk-adjusted returns which normally augments earnings. As discussed elsewhere, although mortgage assets are the largest source of our market risk, we believe that we have historically managed the risk prudently and that these assets do not excessively elevate the balance sheet's overall market risk exposure.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Market risk exposure is the risk that net income and the value of stockholders' capital investment in the FHLBank may decrease, and that profitability may be uncompetitive, as a result of changes and volatility in the market environment and business conditions. Along with business/strategic risk, market risk is normally one of our largest residual risks. We attempt to minimize market risk exposure within a prudent range while earning a competitive return on members' capital stock investment. We have five sets of policy limits regarding market risk exposure, which primarily address long-term market risk exposure. In addition, Finance Agency Regulations and an internal policy provide controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold, and the types and purpose of derivatives transactions in which we may engage.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date
Market Value of Equity	$4,002	$4,003	$4,029	$4,105	$4,163	$4,041	$3,821
% Change from Flat Case	(2.5)%	(2.5)%	(1.9)%	—	1.4%	(1.6)%	(6.9)%
2011 Full Year
Market Value of Equity	$3,944	$3,972	$4,026	$4,108	$4,075	$3,904	$3,692
% Change from Flat Case	(4.0)%	(3.3)%	(2.0)%	—	(0.8)%	(5.0)%	(10.1)%

Month-End Results
March 31, 2012
Market Value of Equity	$4,008	$4,009	$4,035	$4,099	$4,071	$3,891	$3,649
% Change from Flat Case	(2.2)%	(2.2)%	(1.6)%	—	(0.7)%	(5.1)%	(11.0)%
December 31, 2011
Market Value of Equity	$3,958	$3,964	$3,996	$4,090	$4,191	$4,102	$3,915
% Change from Flat Case	(3.2)%	(3.1)%	(2.3)%	—	2.5%	0.3%	(4.3)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date	1.5	0.6	(0.3)	(2.7)	1.2	4.7	6.4
2011 Full Year	(0.2)	(0.8)	(1.4)	(1.1)	3.2	5.3	6.0

Month-End Results
March 31, 2012	1.6	0.9	(0.1)	(1.6)	2.9	5.8	6.9
December 31, 2011	0.5	(0.3)	(1.2)	(3.8)	0.5	3.7	5.5

In the first three months of 2012, the average market risk exposure to both higher and lower interest rates was moderate, well within policy limits, and consistent with long-term historical average exposure. The greater exposure to higher interest rates at the end of March versus year-end 2011 reflected higher long-term rates, a steeper yield curve, and changes in market prices of mortgages. The market risk metrics are computed for parallel changes in interest rates (except for down rate shocks, as explained above). If interest rates were to increase sharply, we believe that, based on historical movements in rates, short-term rates would increase more than longer-term rates. In this scenario, our metrics indicate that market risk exposure could be materially less than under the parallel shock scenarios provided above.

Although declines in mortgage rates would accelerate mortgage prepayment speeds and require reinvestment of asset principal paydowns at lower yields, the effect on ongoing earnings would be significantly offset by the ability to call Consolidated Bonds before their final maturities and replace them at lower funding costs. The result would be that earnings would decrease moderately and profitability would remain competitive compared with market interest rates.

Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, would remain competitive unless interest rates would change by extremely large amounts in a short period of time. We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by 4.00 percentage points or more combined with short-term rates increasing to at least seven percent.

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

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits, as described above.

	March 31, 2012	December 31, 2011
Market Value of Equity to Par Value of Regulatory Capital Stock	120%	120%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	118	118
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	114	121

At March 31, 2012, the market capitalization ratios in the scenarios indicated continued to be well above 100 percent and in compliance with policy limits. Currently the ratios are at favorable (high) levels due to the combination of 1) the fact that retained earnings currently comprise 14 percent of regulatory capital stock, 2) we have maintained market risk exposure at moderate levels, and 3) the anomaly that market prices of mortgage assets are at elevated levels compared to prices of our Consolidated Bonds. These measures provide additional support for our assessment that we have a moderate amount of market risk exposure.

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

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date	(15.3)%	(13.5)%	(9.1)%	—	7.7%	(0.1)%	(16.4)%
2011 Full Year	(20.1)%	(15.8)%	(9.2)%	—	(1.0)%	(14.6)%	(32.1)%

Month-End Results
March 31, 2012	(15.0)%	(12.9)%	(8.4)%	—	0.3%	(12.9)%	(31.8)%
December 31, 2011	(17.1)%	(15.2)%	(10.3)%	—	10.3%	4.2%	(10.6)%

These measures indicate that the average market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet. As expected, the mortgage assets portfolio have substantially greater risk than the entire balance sheet due to the market risks inherent in owning mortgage assets and our practice of generally hedging the market risk of Advances and liquidity investments with similar duration funding. Market risk exposure to higher rates at March 31, 2012 was higher than that at the end of 2011 and more consistent with historical risk exposure.

We believe that the mortgage assets portfolio continues to have a moderate amount of market risk exposure that is consistent with our conservative risk philosophy, cooperative business model, and the risk exposure generally associated with investing in mortgage assets.

Use of Derivatives in Market Risk Management
In addition to issuing long-term Consolidated Bonds, an important way that we manage and hedge market risk exposure is by engaging in derivatives transactions, primarily interest rate swaps. Our hedging and risk management strategies in using derivatives did not change in the first three months of 2012 compared to historical strategies, nor were there changes in the accounting treatment of new or existing derivative hedge transactions that materially impacted our results of operations.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each capital requirement. The regulatory capital ratio at March 31, 2012 was 6.26 percent, which means that, given the amount of regulatory capital, total assets could increase by at least $35 billion before the capital-to-assets ratio would fall to 4.00 percent. This amount of growth in assets is unlikely to occur and, if it did, we would require additional amounts of capital under our Capital Plan before the 4.00 percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 14 of the Notes to Unaudited Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. In 2011, the Board of Directors approved a retained earnings requirement of $350 million, based on mitigating all of our combined risks under stress scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. As discussed elsewhere, we will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement.

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses. Despite ongoing deterioration in the credit conditions of many of our members and in the value of some pledged collateral, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first three months of 2012. We base this assessment on the following factors:

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At March 31, 2012, our policy on over-collateralization resulted in total collateral pledged of $157.4 billion with total borrowing capacity of $105.2 billion. Lower borrowing capacity results because we apply Collateral Maintenance Requirements (CMRs) to discount the value of pledged collateral in order to recognize market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

As indicated in the table below, the allocation of total pledged collateral (unadjusted for CMRs) between March 31, 2012 and December 31, 2011 did not change materially. At March 31, 2012, 79 percent of collateral was related to residential mortgage lending in single family loans and home equity lines.

	March 31, 2012		December 31, 2011
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)
Single family loans	63%	$98.4	62%	$97.0
Home equity loans/lines of credit	16	25.6	17	26.2
Commercial real estate	11	17.1	11	17.1
Bond securities	8	13.1	8	13.5
Multi-family loans	2	2.7	2	2.6
Farm real estate	(a)	0.5	(a)	0.4
Total	100%	$157.4	100%	$156.8

(a)	Less than one percent of total pledged collateral.

We assign each member one of four levels of collateral status-Blanket, Securities, Listing, and Physical Delivery-
based in part on our internal credit rating model that reflects our view of the member's current financial condition, capitalization, level of problem assets, and other risk factors. We assign Blanket collateral status to approximately 85 percent of members and borrowing nonmembers. Over 90 percent of single family mortgage loan collateral and commercial real estate collateral is under blanket status and almost all home equity loan collateral is under Blanket status. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers. Some members may pledge bond securities, which we hold in physical delivery collateral status. We regularly estimate market values of collateral under Listing and Physical status using a third-party pricing service.

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

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at March 31, 2012. The ranges of lendable values are expressed as percentages of collateral market value and exclude subprime and nontraditional mortgage loan collateral. Loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information.

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

Subprime and Nontraditional Mortgage Loan Collateral. Based on our collateral reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately five to seven percent of pledged collateral meets the industry definition of “nontraditional.” These percentages have increased slightly over the last several years. We apply significantly higher adjustments to the standard CMRs on almost all collateral identified as subprime and/or nontraditional mortgages. No security known to have more than one-third subprime collateral is eligible for pledge to support additional credit borrowings.

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

(Dollars in billions)
March 31, 2012			December 31, 2011
	All Members and Borrowing Nonmembers			All Members and Borrowing Nonmembers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	432	$60.4	1-3	420	$57.0
4	161	39.8	4	181	41.0
5	75	2.3	5	72	2.0
6	40	1.0	6	34	0.7
7	46	1.7	7	46	1.8
Total	754	$105.2	Total	753	$102.5

Many members continue to be adversely affected by the last recession, the weak economic recovery, and the continued distress in the housing market. As of March 31, 2012, 161 members and borrowing nonmembers (21 percent of the total) had credit ratings of 5 through 7, with $5.0 billion of borrowing capacity.

Member Failures, Closures, and Receiverships. There were two member failures during the first three months of 2012. These institutions had no Advances outstanding with us.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is moderate, an assessment made based on the following factors:

▪	various credit enhancements for conventional loans, which are designed to protect us against credit losses;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively moderate overall amount of delinquencies and defaults experienced when compared to national averages;

▪	only $1.2 million of year-to-date and $6.6 million of program-to-date charge-offs through March 31, 2012; and

▪
in addition to the program-to-date charge-offs, financial analysis suggesting that future credit losses will not materially harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely conditions for mortgage defaults.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio. There was little change in the FICO® score distribution in the first three months of 2012 compared with prior periods. We believe the distribution of FICO® scores is one indication of the portfolio's overall favorable credit quality, with 70 percent of the portfolio having scores above an excellent level of 740 and 88 percent having scores above 700 which is the threshold generally considered indicative of homeowners' good credit quality.

FICO® Score (1)	March 31, 2012	December 31, 2011
< 620	—%	—%
620 to < 660	3	4
660 to < 700	9	10
700 to < 740	18	18
>= 740	70	68

Weighted Average	756	754

(1)	Represents the original FICO® score.

A high loan-to-value ratio, in which a homeowner has little or no equity at stake, is a key driver in many mortgage delinquencies and defaults. The following tables show loan-to-value ratios for conventional loans based on values estimated at the origination dates and current values estimated at the noted periods. The estimated current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	March 31, 2012	December 31, 2011	Loan-to-Value	March 31, 2012	December 31, 2011
<= 60%	22%	21%	<= 60%	25%	26%
> 60% to 70%	19	18	> 60% to 70%	17	17
> 70% to 80%	51	52	> 70% to 80%	28	29
> 80% to 90%	5	6	> 80% to 90%	17	14
> 90%	3	3	> 90% to 100%	6	6
			> 100%	7	8
Weighted Average	70%	70%	Weighted Average	72%	72%

Overall loan-to-value ratios deteriorated only slightly in the first three months of 2012. At March 31, 2012, 13 percent of loans were estimated to have current loan-to-value ratios above 90 percent, up from three percent at origination, despite significant deterioration in national average housing prices in recent years. There has been a more substantial increase in the percentage of loans with current loan-to-value ratios between 80 and 90 percent, from five percent at origination to 17 percent at March 31, 2012. Further significant reductions in home prices could move the ratios on these loans above 100 percent and increase loan defaults.

Based on the available data, we believe we have little exposure to loans in the Program considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance, supplemental mortgage insurance and the Lender Risk Account. The Lender Risk Account is a purchase-price holdback that PFIs may receive back from us, starting five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. The Lender Risk Account is funded by the FHLBank as a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses. The amount of loss claims against the Lender Risk Account in the first three months of 2012 was approximately $1 million. The Account had balances of $84 million and $69 million at March 31, 2012 and December 31, 2011, respectively. Also, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2012	December 31, 2011
Early stage delinquencies - unpaid principal balance (1)	$79	$82
Serious delinquencies - unpaid principal balance (2)	101	91
Early stage delinquency rate (3)	1.1%	1.3%
Serious delinquency rate (4)	1.5	1.4
National average serious delinquency rate (5)	4.1	4.1

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2012 rate is based on December 31, 2011 data.

The Mortgage Purchase Program has experienced a moderate amount of delinquencies and foreclosures. The rates continued to be well below national averages and we expect this to continue to be the case. Growth in overall delinquency rates slowed in the first quarter of 2012, with early stage delinquency rates actually falling. These data may not indicate a sustainable trend of a subsiding of stresses in the housing market or a respite based on slowdown of the rate at which financial institutions are initiating foreclosures.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At March 31, 2012, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $492 million of conventional principal balances with current loan-to-values above 100 percent, only $39 million (eight percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods.

(In millions)	March 31, 2012	December 31, 2011
Estimated incurred credit losses, before credit enhancements	$(67)	$(64)
Estimated amounts to be covered by:
Primary mortgage insurance	5	5
Supplemental mortgage insurance	31	30
Lender Risk Account	10	8
Allowance for credit losses, after credit enhancements	$(21)	$(21)

The data presented above are aggregated, which provide useful information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including primary mortgage insurance (for individual loans), the Lender Risk Account, and supplemental mortgage insurance (SMI).

The constant allowance for credit losses in the first quarter compared to year-end 2011 was based on a relative stabilization of home prices, losses given default ("loss severities"), and the number of loans assessed to have incurred losses. However, we cannot predict the future course of factors that determine incurred credit losses, including home prices, macro-economic conditions such as unemployment rates, estimated loss severities, the health of mortgage insurance providers, and regulatory or accounting guidance.

In addition to the credit loss allowance, we regularly analyze, using recognized third-party credit and prepayment models, potential ranges of lifetime credit risk exposure for the loans in the Program. We believe that future credit losses will be moderately higher. However, even under adverse scenarios for home prices or unemployment rates (and assuming the two SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses could increase by approximately $60 million, which would decrease annual ROE by 0.30 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
Primary Mortgage Insurance
Some of our conventional loans carry primary mortgage insurance (PMI) as a credit enhancement feature. Based on the guidelines of the Mortgage Purchase Program, we have assessed that we do not have any credit risk exposure to the primary mortgage insurance providers.

Supplemental Mortgage Insurance
Another credit enhancement feature is SMI purchased from Genworth and MGIC. Beginning February 1, 2011, we no longer use SMI as a credit enhancement for all new business; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have $4.5 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC.

We subject both SMI providers to a standard credit underwriting analysis. Both providers have experienced weakened financial conditions in the last several years. The lowest credit rating from NRSROs is B for both MGIC and Genworth, with both on negative outlook. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to fulfill any of their insurance coverage on defaulting loans (with an assumption that we would obtain a limited recovery rate), we estimate exposure at March 31, 2012 to the providers over the life of the loans to be approximately $20 million. In a more adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same limited recovery rate assumption), we estimate exposure to be approximately $30 million.

We currently do not expect either of the providers to fail to fulfill their insurance contracts. Over time, as existing business in the Mortgage Purchase Program pays off and is replaced with new business which does not rely on SMI, the amount of exposure will diminish.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

(In millions)	March 31, 2012
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,260	$1,795	$3,055
Certificates of deposit	—	2,625	1,350	3,975
Commercial paper	—	—	275	275
Other (1)	14	—	—	14
Total unsecured liquidity investments	14	3,885	3,420	7,319
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	2,600	—	2,600
U.S. Treasury obligations	—	302	—	302
Government-sponsored enterprises (2)	—	2,807	—	2,807
TLGP (3)	—	2,594	—	2,594
Total guaranteed/secured liquidity investments	—	8,303	—	8,303
Total liquidity investments	$14	$12,188	$3,420	$15,622

	December 31, 2011
	Long-Term Rating or Short-Term Equivalent
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$540	$1,730	$2,270
Certificates of deposit	—	2,329	1,625	3,954
Other (1)	217	—	—	217
Total unsecured liquidity investments	217	2,869	3,355	6,441
Guaranteed/Secured Liquidity Investments
U.S. Treasury obligations	—	331	—	331
Government-sponsored enterprises (2)	—	2,554	—	2,554
TLGP (3)	—	1,411	—	1,411
Total guaranteed/secured liquidity investments	—	4,296	—	4,296
Total liquidity investments	$217	$7,165	$3,355	$10,737

(1)	Consists of debt securities issued by International Bank for Reconstruction and Development.

(2)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

(3)	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

We believe these investments were purchased from counterparties that have a strong ability to repay principal and interest. We currently limit such investments to counterparties with credit ratings at time of purchase above triple-B and are aggressive in restricting maturities, reducing dollar limits, and suspending new investments with counterparties we deem to represent elevated credit risk. At March 31, 2012, 53 percent of our liquidity investments were purchased from counterparties that provide explicit guarantees from the U.S. government (Treasuries and TLGP securities), that are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell). Despite Standard & Poor's downgrade of certain of these securities, we believe they continue to represent minimal credit risk exposure to us.

We believe we face minimal exposure in our unsecured investments to counterparties that could have significant direct or indirect exposure to European sovereign debt, especially to those countries experiencing financial distress. We are aggressive in limiting exposure to such counterparties. At March 31, 2012, our exposure to foreign unsecured counterparties totaled $5.5 billion, all of which being short-term liquidity investments. These investments were to counterparties with holding companies domiciled in countries receiving triple-A sovereign ratings. The following table presents our exposure to foreign unsecured counterparties by country.

(In millions)
March 31, 2012
Canada	$2,221
Australia	925
United Kingdom	660
Netherlands	535
Finland	425
Sweden	425
Norway	345
Total	$5,536

Mortgage-Backed Securities
GSE Mortgage-Backed Securities. Historically, almost all of our mortgage-backed securities have been residential GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.

As indicated in Note 5 of the Notes to Unaudited Financial Statements, at March 31, 2012, our GSE mortgage-backed securities had a total book value of $9.3 billion and an estimated net unrealized market value gain totaling $0.4 billion, which resulted in a market value of 104 percent of book value. The market value gain reflected the overall lower level of mortgage rates at quarter end, compared to when the securities were originated, and elevated market prices on GSE mortgage-backed securities. The elevated market prices are commonly attributed to the combination of the high demand for mortgage-related securities, compared to the supply, and the view of market participants that GSE mortgage-backed securities have little if any credit risk.

Mortgage-Backed Securities Issued by Other Government Agencies. Beginning in the fourth quarter of 2010, we invested in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. At March 31, 2012, their book value totaled $1.5 billion, with an estimated net market value gain of $2 million. The strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities. The following table presents information on the one private-label mortgage-backed security we had outstanding at March 31, 2012.

(Dollars in millions)	Investment Rating	Fair Value	Unpaid Principal Balance	Fair Value as a Percent of Unpaid Principal Balance (1)
March 31, 2012	AAA	$15	$15	101.3%
December 31, 2011	AAA	17	17	101.2

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

This private-label security exposes us to credit risk because the issuer does not guarantee principal and interest payments. The security is composed of high quality mortgages and has had, and we believe will continue to have, a minimal amount of characteristics associated with credit risk. We have never considered any private-label mortgage-backed security that we have owned to be other-than-temporarily impaired on any date.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at March 31, 2012. On this date, and throughout the first quarter of 2012 we had a minimal amount of residual credit risk exposure.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	1,445	3	—	3
A	17,564	4	(3)	1
Member institutions (2)	152	—	—	—
Total	$19,161	$7	$(3)	$4

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

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

(In millions)
March 31, 2012				December 31, 2011
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Barclays Bank PLC	A	$3,580	$—	Barclays Bank PLC	A	$3,596	$—
BNP Paribas	A	3,368	—	BNP Paribas	A	2,830	—
Citigroup Financial Products Inc.	A	2,047	—	Deutsche Bank AG	A	2,116	—
Morgan Stanley Capital Services	A	1,937	—	Royal Bank of Scotland PLC	A	1,981	—
All others (9 counterparties)	A to Aa/AA	8,047	4	All others (9 counterparties)	A to Aa/AA	8,230	3
Total		$18,979	$4	Total		$18,753	$3

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

In early March 2010, representatives of the Lehman bankruptcy estate advised us that they believed that we had been unjustly enriched and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount we paid Lehman and the market value fee we received on the replacement swaps. In early May 2010, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management participated in a non-binding mediation in New York in August 2010, and our legal counsel continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. We believe that we correctly calculated, and fully satisfied, our obligation to Lehman in September 2008, and we intend to vigorously dispute any claim for additional amounts.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is through cost effective access to the capital markets for participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and for execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first three months of 2012, our share of participations in debt issuances totaled $48.4 billion for Discount Notes and $5.2 billion for Consolidated Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong in the first quarter of 2012 and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we tend to hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance and our internal operational liquidity measures tended to be in the range of $4 billion to $8 billion during the first three months of 2012.

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

Contingency Liquidity Requirement (in millions)	March 31, 2012	December 31, 2011
Total Contingency Liquidity Reserves (1)	$25,119	$23,599
Total Requirement (2)	(8,176)	(6,669)
Excess Contingency Liquidity Available	$16,943	$16,930

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

Deposit Reserve Requirement (in millions)	March 31, 2012	December 31, 2011
Total Eligible Deposit Reserves	$32,965	$33,733
Total Member Deposits	(1,216)	(1,067)
Excess Deposit Reserves	$31,749	$32,666

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2012. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2011. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$10,111	$10,380	$3,479	$5,224	$29,194
Operating leases (include premises and equipment)	1	2	—	—	3
Mandatorily redeemable capital stock	2	268	—	—	270
Commitments to fund mortgage loans	152	—	—	—	152
Pension and other postretirement benefit obligations	2	4	4	20	30
Total Contractual Obligations	$10,268	$10,654	$3,483	$5,244	$29,649

(1)
Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at March 31, 2012. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2011, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$50	$—	$—	$—	$50
Standby Letters of Credit	4,038	80	46	54	4,218
Standby bond purchase agreements	182	208	—	—	390
Consolidated Obligations traded, not yet settled	283	—	415	160	858
Total off-balance sheet items	$4,553	$288	$461	$214	$5,516

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first three months of 2012.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.        Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2012, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of March 31, 2012, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2012, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.    Risk Factors.

Information relating to this Item is set forth under the caption “Update on Business Outlook, Risk Factors, and Risk Exposure” in Part I, Item 2, of this filing.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of May 2012.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ David H. Hehman
David H. Hehman
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Senior Vice President - Chief Accounting and Technology Officer (principal financial officer)

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

10	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (As amended through March 15, 2012)	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	Furnished Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.