Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Cincinnati
filed 2012-08-09
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
☐ Yes   ☒ No

As of July 31, 2012, the registrant had 35,259,717 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$779,734	$2,033,944
Interest-bearing deposits	207	119
Securities purchased under agreements to resell	3,200,000	—
Federal funds sold	3,710,000	2,270,000
Investment securities:
Trading securities	2,930,180	2,862,648
Available-for-sale securities	800,053	4,171,142
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2012 and December 31, 2011, respectively, that may be repledged) (a)	12,718,924	12,637,373
Total investment securities	16,449,157	19,671,163
Advances	35,095,004	28,423,774
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	8,113,421	7,871,019
Less: allowance for credit losses on mortgage loans	19,498	20,750
Mortgage loans held for portfolio, net	8,093,923	7,850,269
Accrued interest receivable	107,746	114,266
Premises, software, and equipment, net	8,776	9,193
Derivative assets	6,835	4,912
Other assets	14,793	18,891
TOTAL ASSETS	$67,466,175	$60,396,531
LIABILITIES
Deposits:
Interest bearing	$1,123,724	$1,067,288
Non-interest bearing	16,513	16,244
Total deposits	1,140,237	1,083,532
Consolidated Obligations, net:
Discount Notes	30,538,715	26,136,303
Bonds (includes $4,687,996 and $4,900,296 at fair value under fair value option at June 30, 2012 and December 31, 2011, respectively)	31,319,210	28,854,544
Total Consolidated Obligations, net	61,857,925	54,990,847
Mandatorily redeemable capital stock	264,695	274,781
Accrued interest payable	123,813	142,212
Affordable Housing Program payable	79,793	74,195
Derivative liabilities	132,624	105,284
Other liabilities	129,458	166,573
Total liabilities	63,728,545	56,837,424
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); 32,587 and 31,259 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	3,258,703	3,125,895
Retained earnings:
Unrestricted	454,049	432,530
Restricted	34,126	11,683
Total retained earnings	488,175	444,213
Accumulated other comprehensive loss	(9,248)	(11,001)
Total capital	3,737,630	3,559,107
TOTAL LIABILITIES AND CAPITAL	$67,466,175	$60,396,531

(a)	Fair values: $13,079,921 and $13,035,503 at June 30, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Advances	$57,914	$57,899	$117,903	$118,564
Prepayment fees on Advances, net	1,658	729	5,077	1,230
Interest-bearing deposits	165	98	292	257
Securities purchased under agreements to resell	1,085	385	1,799	1,564
Federal funds sold	1,523	1,060	2,322	3,003
Trading securities	11,856	10,798	21,831	19,181
Available-for-sale securities	1,010	2,248	2,605	5,629
Held-to-maturity securities	67,017	104,442	148,254	214,107
Mortgage loans held for portfolio	69,228	85,300	157,825	176,475
Loans to other FHLBanks	—	2	1	3
Total interest income	211,456	262,961	457,909	540,013
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	6,949	6,437	10,876	18,102
Consolidated Obligations - Bonds	149,328	186,159	307,164	376,703
Deposits	94	133	180	409
Mandatorily redeemable capital stock	2,658	3,690	6,134	7,904
Other borrowings	—	—	1	—
Total interest expense	159,029	196,419	324,355	403,118
NET INTEREST INCOME	52,427	66,542	133,554	136,895
Provision for credit losses	—	1,119	1,410	3,678
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	52,427	65,423	132,144	133,217
OTHER NON-INTEREST INCOME (LOSS):
Net losses on trading securities	(11,338)	(7,278)	(20,218)	(10,594)
Net realized gains from sale of held-to-maturity securities	29,292	6,019	29,292	6,019
Net (losses) gains on Consolidated Obligation Bonds held under fair value option	(186)	(427)	2,435	(538)
Net gains on derivatives and hedging activities	3,186	98	6,940	5,164
Service fees	385	396	761	802
Other, net	835	1,038	2,297	2,848
Total other non-interest income (loss)	22,174	(154)	21,507	3,701
OTHER EXPENSE:
Compensation and benefits	7,558	7,508	15,949	15,561
Other operating	3,383	3,502	6,920	7,299
Finance Agency	1,444	1,336	3,148	2,234
Office of Finance	856	768	1,672	1,769
Other	484	420	597	802
Total other expense	13,725	13,534	28,286	27,665
INCOME BEFORE ASSESSMENTS	60,876	51,735	125,365	109,253
Affordable Housing Program	6,354	4,626	13,150	9,751
REFCORP	—	9,165	—	19,644
Total assessments	6,354	13,791	13,150	29,395
NET INCOME	$54,522	$37,944	$112,215	$79,858

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$54,522	$37,944	$112,215	$79,858
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	10	(51)	1,068	(89)
Pension and postretirement benefits	343	217	685	433
Total other comprehensive income adjustments	353	166	1,753	344
Total comprehensive income	$54,875	$38,110	$113,968	$80,202

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2010	30,924	$3,092,377	$437,874	$—	$437,874	$(7,723)	$3,522,528
Proceeds from sale of capital stock	207	20,698					20,698
Net shares reclassified to mandatorily redeemable capital stock	—	(12)					(12)
Comprehensive income			79,858	—	79,858	344	80,202
Dividends on capital stock:
Cash			(69,518)		(69,518)		(69,518)
BALANCE, JUNE 30, 2011	31,131	$3,113,063	$448,214	$—	$448,214	$(7,379)	$3,553,898

BALANCE, DECEMBER 31, 2011	31,259	$3,125,895	$432,530	$11,683	$444,213	$(11,001)	$3,559,107
Proceeds from sale of capital stock	1,497	149,726					149,726
Net shares reclassified to mandatorily redeemable capital stock	(169)	(16,918)					(16,918)
Comprehensive income			89,772	22,443	112,215	1,753	113,968
Dividends on capital stock:
Cash			(68,253)		(68,253)		(68,253)
BALANCE, JUNE 30, 2012	32,587	$3,258,703	$454,049	$34,126	$488,175	$(9,248)	$3,737,630

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$112,215	$79,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,192	7,067
Change in net fair value adjustment on derivative and hedging activities	64,394	80,481
Net change in fair value adjustments on trading securities	20,218	10,594
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(2,435)	538
Other adjustments	(27,876)	(2,350)
Net change in:
Accrued interest receivable	6,495	7,849
Other assets	2,497	3,373
Accrued interest payable	(18,265)	(17,549)
Other liabilities	24,769	(3,673)
Total adjustments	107,989	86,330
Net cash provided by operating activities	220,204	166,188

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	109,321	37,864
Securities purchased under agreements to resell	(3,200,000)	1,250,000
Federal funds sold	(1,440,000)	3,120,000
Premises, software, and equipment	(731)	(851)
Trading securities:
Net increase in short-term	(87,759)	(707,959)
Proceeds from maturities of long-term	100	157
Available-for-sale securities:
Net decrease in short-term	3,372,157	1,950,065
Held-to-maturity securities:
Net increase in short-term	(461,688)	(1,096,664)
Proceeds from maturities of long-term	1,646,060	1,742,772
Proceeds from sale of long-term	507,531	231,748
Purchases of long-term	(1,816,045)	(1,126,906)
Advances:
Proceeds	387,176,107	113,345,178
Made	(393,937,633)	(112,407,844)
Mortgage loans held for portfolio:
Principal collected	1,238,201	855,095
Purchases	(1,499,639)	(642,698)
Net cash (used in) provided by investing activities	(8,394,018)	6,549,957

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011

FINANCING ACTIVITIES:
Net increase (decrease) in deposits and pass-through reserves	$79,243	$(228,561)
Net payments on derivative contracts with financing elements	(85,708)	(84,591)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	125,661,201	326,110,807
Bonds	10,039,223	8,453,290
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(121,260,639)	(328,198,046)
Bonds	(7,568,185)	(11,082,717)
Proceeds from issuance of capital stock	149,726	20,698
Payments for redemption of mandatorily redeemable capital stock	(27,004)	(33,016)
Cash dividends paid	(68,253)	(69,518)
Net cash provided by (used in) financing activities	6,919,604	(5,111,654)
Net (decrease) increase in cash and cash equivalents	(1,254,210)	1,604,491
Cash and cash equivalents at beginning of the period	2,033,944	197,623
Cash and cash equivalents at end of the period	$779,734	$1,802,114
Supplemental Disclosures:
Interest paid	$344,096	$425,063
AHP payments, net	$7,552	$16,038
REFCORP assessments paid	$—	$21,481

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2012 are not necessarily indicative of operating results for the full year.

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

Presentation of Comprehensive Income. On June 16, 2011, FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance required an entity that reports items of other comprehensive income to present comprehensive income in either a single statement or in two consecutive statements. This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance was effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) and was applied retrospectively for all periods presented. The FHLBank elected the two-statement approach beginning on January 1, 2012. The adoption of this guidance was limited to the presentation of the interim and annual financial statements and did not affect the FHLBank's financial condition, results of operations, or cash flows.

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

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The FHLBank is currently assessing the provisions of AB 2012-02 in coordination with the Finance Agency and therefore has not yet determined when it will implement this guidance or the effect, if any, that this guidance will have on the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	June 30, 2012	December 31, 2011
	Fair Value	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$300,852	$331,207
Government-sponsored enterprises *	2,627,295	2,529,311
Total non-mortgage-backed securities	2,928,147	2,860,518
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	2,033	2,130
Total	$2,930,180	$2,862,648

*
Consists of debt securities issued and effectively guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) which have the backing of the U.S. government, although they are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Six Months Ended June 30,
	2012	2011
Net losses on trading securities held at period end	$(18,164)	$(6,708)
Net losses on securities matured during the period	(2,054)	(3,886)
Net losses on trading securities	$(20,218)	$(10,594)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$799,999	$54	$—	$800,053
Total	$799,999	$54	$—	$800,053

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$3,954,999	$6	$(988)	$3,954,017
Other *	217,157	—	(32)	217,125
Total	$4,172,156	$6	$(1,020)	$4,171,142

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	June 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$799,999	$800,053	$4,172,156	$4,171,142

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	June 30, 2012	December 31, 2011
Amortized cost of available-for-sale securities:
Fixed-rate	$799,999	$4,172,156

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio during the six months ended June 30, 2012 or 2011.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	June 30, 2012
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises *	$25,906	$—	$—	$25,906
TLGP **	1,810,388	138	(378)	1,810,148
Total non-mortgage-backed securities	1,836,294	138	(378)	1,836,054
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,420,608	1,588	(290)	1,421,906
Government-sponsored enterprise residential mortgage-backed securities ****	9,462,022	360,030	(91)	9,821,961
Total mortgage-backed securities	10,882,630	361,618	(381)	11,243,867
Total	$12,718,924	$361,756	$(759)	$13,079,921

	December 31, 2011
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises *	$23,900	$1	$—	$23,901
TLGP **	1,411,131	458	(323)	1,411,266
Total non-mortgage-backed securities	1,435,031	459	(323)	1,435,167
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,500,781	1,799	(3,071)	1,499,509
Government-sponsored enterprise residential mortgage-backed securities ****	9,684,628	401,754	(2,678)	10,083,704
Private-label residential mortgage-backed securities	16,933	190	—	17,123
Total mortgage-backed securities	11,202,342	403,743	(5,749)	11,600,336
Total	$12,637,373	$404,202	$(6,072)	$13,035,503

(1)	Carrying value equals amortized cost.

*	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

**	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

***	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

****
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	June 30, 2012	December 31, 2011
Premiums	$44,347	$60,080
Discounts	(18,434)	(18,863)
Net purchased premiums	$25,913	$41,217

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	June 30, 2012
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
TLGP *	$1,346,425	$(378)	$—	$—	$1,346,425	$(378)
Total non-mortgage-backed securities	1,346,425	(378)	—	—	1,346,425	(378)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	250,945	(290)	—	—	250,945	(290)
Government-sponsored enterprise residential mortgage-backed securities ***	116,999	(91)	—	—	116,999	(91)
Total mortgage-backed securities	367,944	(381)	—	—	367,944	(381)
Total	$1,714,369	$(759)	$—	$—	$1,714,369	$(759)

	December 31, 2011
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
TLGP *	$830,369	$(323)	$—	$—	$830,369	$(323)
Total non-mortgage-backed securities	830,369	(323)	—	—	830,369	(323)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	967,312	(3,071)	—	—	967,312	(3,071)
Government-sponsored enterprise residential mortgage-backed securities ***	1,283,456	(2,678)	—	—	1,283,456	(2,678)
Total mortgage-backed securities	2,250,768	(5,749)	—	—	2,250,768	(5,749)
Total	$3,081,137	$(6,072)	$—	$—	$3,081,137	$(6,072)

*	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.

**	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.

***
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	June 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$1,836,294	$1,836,054	$1,435,031	$1,435,167
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	1,836,294	1,836,054	1,435,031	1,435,167
Mortgage-backed securities (2)	10,882,630	11,243,867	11,202,342	11,600,336
Total	$12,718,924	$13,079,921	$12,637,373	$13,035,503

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	June 30, 2012	December 31, 2011
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$1,836,294	$1,435,031
Total amortized cost of non-mortgage-backed securities	1,836,294	1,435,031
Amortized cost of mortgage-backed securities:
Fixed-rate	7,529,557	8,165,857
Variable-rate	3,353,073	3,036,485
Total amortized cost of mortgage-backed securities	10,882,630	11,202,342
Total	$12,718,924	$12,637,373

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the six months ended June 30, 2012 and June 30, 2011, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 5.6 - Proceeds and Gross Gains from Sale of Held-to-Maturity Securities (in thousands)

	Six Months Ended June 30,
	2012	2011
Proceeds from sale of held-to-maturity securities	$507,531	$231,748
Gross gains from sale of held-to-maturity securities	29,292	6,019

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

For its other U.S. obligations, government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities) and TLGP investments, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of June 30, 2012, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at June 30, 2012.

The FHLBank also reviewed its available-for-sale securities and the remainder of its held-to-maturity securities that have experienced unrealized losses at June 30, 2012 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at June 30, 2012.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2011.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At June 30, 2012 and December 31, 2011, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	June 30, 2012		December 31, 2011
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in 1 year or less	$15,059,564	1.45%	$10,351,507	2.17%
Due after 1 year through 2 years	1,776,518	2.52	3,590,712	1.53
Due after 2 years through 3 years	5,443,443	1.11	3,140,472	1.63
Due after 3 years through 4 years	3,805,045	1.97	2,083,094	1.66
Due after 4 years through 5 years	5,216,059	1.29	4,280,282	2.12
Thereafter	3,301,339	2.42	4,392,430	2.36
Total par value	34,601,968	1.58	27,838,497	2.01

Commitment fees	(966)		(996)
Discount on AHP Advances	(21,324)		(22,955)
Premiums	3,951		4,126
Discount	(13,406)		(13,485)
Hedging adjustments	524,781		618,587

Total	$35,095,004		$28,423,774

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2012 and December 31, 2011, the FHLBank had callable Advances (in thousands) of $11,899,546 and $9,798,715.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2012	December 31, 2011
Due in 1 year or less	$23,399,932	$18,589,350
Due after 1 year through 2 years	1,805,797	1,833,661
Due after 2 years through 3 years	2,788,027	1,648,651
Due after 3 years through 4 years	1,784,894	1,087,444
Due after 4 years through 5 years	2,318,104	1,854,961
Thereafter	2,505,214	2,824,430
Total par value	$34,601,968	$27,838,497

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At June 30, 2012 and December 31, 2011, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,832,050 and $6,204,450.

Through December 2005, the FHLBank offered convertible Advances. Convertible Advances allow the FHLBank to convert an Advance from one interest-payment term structure to another. At June 30, 2012 and December 31, 2011, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $1,143,500 and $1,178,500.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	June 30, 2012	December 31, 2011
Due in 1 year or less	$18,793,614	$14,267,457
Due after 1 year through 2 years	1,606,918	3,475,312
Due after 2 years through 3 years	4,875,143	2,727,572
Due after 3 years through 4 years	2,761,045	1,731,594
Due after 4 years through 5 years	4,639,509	3,113,282
Thereafter	1,925,739	2,523,280
Total par value	$34,601,968	$27,838,497

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	June 30, 2012	December 31, 2011
Fixed-rate (1)
Due in one year or less	$11,356,611	$8,565,327
Due after one year	9,341,811	9,395,455
Total fixed-rate	20,698,422	17,960,782
Variable-rate (1)
Due in one year or less	3,304,223	1,390,502
Due after one year	10,599,323	8,487,213
Total variable-rate	13,903,546	9,877,715
Total par value	$34,601,968	$27,838,497

(1)	Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At June 30, 2012 and December 31, 2011, 44 percent and 54 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

June 30, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
U.S. Bank, N.A.	$7,314	21%	U.S. Bank, N.A.	$7,314	26%
Fifth Third Bank	4,158	12	PNC Bank, N.A. (1)	3,996	14
JPMorgan Chase Bank, N.A.	4,000	12	Fifth Third Bank	2,533	9
PNC Bank, N.A. (1)	3,994	12	Total	$13,843	49%
Total	$19,466	57%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2012	December 31, 2011
Unpaid principal balance:
Fixed rate medium-term single-family mortgages (1)	$1,922,480	$1,655,696
Fixed rate long-term single-family mortgages	6,032,483	6,095,880
Total unpaid principal balance	7,954,963	7,751,576
Premiums	144,553	110,663
Discounts	(3,290)	(4,136)
Hedging basis adjustments (2)	17,195	12,916
Total mortgage loans held for portfolio	$8,113,421	$7,871,019

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	June 30, 2012	December 31, 2011
Unpaid principal balance:
Conventional loans	$6,819,950	$6,502,550
Government-guaranteed/insured loans	1,135,013	1,249,026
Total unpaid principal balance	$7,954,963	$7,751,576

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	June 30, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,425	30%	PNC Bank, N.A. (1)	$2,338	30%
PNC Bank, N.A. (1)	2,074	26	Union Savings Bank	2,068	27
Guardian Savings Bank FSB	574	7	Guardian Savings Bank FSB	643	8
Liberty Savings Bank	375	5	Liberty Savings Bank	419	5
Total	$5,448	68%	Total	$5,468	70%

(1)	Former member.

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

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At June 30, 2012 and December 31, 2011, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2012 and December 31, 2011, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the six months ended June 30, 2012 or 2011.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank has not incurred any credit losses on credit products as of June 30, 2012 or December 31, 2011. Accordingly, the FHLBank has not recorded any allowance for credit losses on Advances.

At June 30, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

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

Estimating a Margin of Imprecision. The FHLBank also assesses a factor for the margin of imprecision to the estimation of loan losses for the homogeneous population. This amount represents a subjective management judgment, based on facts and circumstances that exist as of the reporting date, that is intended to cover other inherent losses that may not otherwise be captured in the methodology described above.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended June 30,
Allowance for credit losses:	2012	2011
Balance, beginning of period	$21,000	$14,200
Charge-offs	(1,502)	(519)
Provision for credit losses	—	1,119
Balance, end of period	$19,498	$14,800

	Six Months Ended June 30,
Allowance for credit losses:	2012	2011
Balance, beginning of period	$20,750	$12,100
Charge-offs	(2,662)	(978)
Provision for credit losses	1,410	3,678
Balance, end of period	$19,498	$14,800

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	June 30, 2012	December 31, 2011
Collectively evaluated for impairment	$19,366	$20,653
Individually evaluated for impairment	$132	$97
Recorded investment, end of period:
Collectively evaluated for impairment	$6,989,983	$6,633,380
Individually evaluated for impairment	4,011	2,650
Total recorded investment	$6,993,994	$6,636,030

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

Table 9.3 - Changes in the LRA (in thousands)

Six Months Ended
June 30, 2012
LRA at beginning of year	$68,684
Additions	24,980
Claims	(1,694)
Scheduled distributions	(1,033)
LRA at end of period	$90,937

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2012
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$51,117	$69,656	$120,773
Past due 60-89 days delinquent	15,783	17,359	33,142
Past due 90 days or more delinquent	87,868	39,788	127,656
Total past due	154,768	126,803	281,571
Total current mortgage loans	6,839,226	1,023,392	7,862,618
Total mortgage loans	$6,993,994	$1,150,195	$8,144,189
Other delinquency statistics:
In process of foreclosure, included above (1)	$76,978	$21,536	$98,514
Serious delinquency rate (2)	1.27%	3.47%	1.58%
Past due 90 days or more still accruing interest (3)	$87,266	$39,788	$127,054
Loans on non-accrual status, included above	$2,511	$—	$2,511

	December 31, 2011
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$58,559	$80,457	$139,016
Past due 60-89 days delinquent	25,861	26,893	52,754
Past due 90 days or more delinquent	90,835	55,720	146,555
Total past due	175,255	163,070	338,325
Total current mortgage loans	6,460,775	1,103,124	7,563,899
Total mortgage loans	$6,636,030	$1,266,194	$7,902,224
Other delinquency statistics:
In process of foreclosure, included above (1)	$76,471	$27,154	$103,625
Serious delinquency rate (2)	1.38%	4.41%	1.87%
Past due 90 days or more still accruing interest (3)	$90,835	$55,720	$146,555
Loans on non-accrual status, included above	$1,699	$—	$1,699

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

The FHLBank did not have any real estate owned at June 30, 2012 or December 31, 2011.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. The FHLBank had 20 and 13 modified loans considered troubled debt restructurings at June 30, 2012 and December 31, 2011, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	June 30, 2012	December 31, 2011
Conventional Mortgage Purchase Program Loans	$4,011	$2,650

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings.

Certain conventional Mortgage Purchase Program loans modified within the previous 12 months and considered troubled debt restructurings experienced a payment default as noted in the table below.

Table 9.6 - Recorded Investment of Financing Receivables Modified within the Previous 12 Months and Considered Troubled Debt Restructurings that Subsequently Defaulted (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Defaulted troubled debt restructurings:
Conventional Mortgage Purchase Program Loans	$—	$—	$848	$—

Modified loans that subsequently default recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At June 30, 2012 and December 31, 2011, only certain conventional Mortgage Purchase Program loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	June 30, 2012			December 31, 2011
Conventional Mortgage Purchase Program loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$1,798	$1,777	$—	$951	$934	$—
With an allowance	2,213	2,189	132	1,699	1,682	97
Total	$4,011	$3,966	$132	$2,650	$2,616	$97

Table 9.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended June 30,
	2012		2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional Mortgage Purchase Program Loans	$3,600	$50	$—	$—

	Six Months Ended June 30,
	2012		2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional Mortgage Purchase Program Loans	$3,243	$90	$—	$—

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

An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable-rate transacted by the FHLBank in its derivatives is the London Interbank Offered Rate (LIBOR).

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	June 30, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$14,880,175	$75,493	$562,430
Derivatives not designated as hedging instruments:
Interest rate swaps	4,859,000	2,273	15,462
Forward rate agreements	90,000	—	1,651
Mortgage delivery commitments	235,782	1,967	119
Total derivatives not designated as hedging instruments	5,184,782	4,240	17,232
Total derivatives before netting and collateral adjustments	$20,064,957	79,733	579,662
Netting adjustments		(70,698)	(70,698)
Cash collateral and related accrued interest		(2,200)	(376,340)
Total collateral and netting adjustments (1)		(72,898)	(447,038)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$6,835	$132,624

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$13,673,975	$77,803	$665,903
Derivatives not designated as hedging instruments:
Interest rate swaps	5,079,000	216	17,609
Forward rate agreements	375,000	—	3,143
Mortgage delivery commitments	431,264	2,281	79
Total derivatives not designated as hedging instruments	5,885,264	2,497	20,831
Total derivatives before netting and collateral adjustments	$19,559,239	80,300	686,734
Netting adjustments		(73,188)	(73,188)
Cash collateral and related accrued interest		(2,200)	(508,262)
Total collateral and netting adjustments (1)		(75,388)	(581,450)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$4,912	$105,284

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 10.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended June 30,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$3,391	$1,671
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(865)	(2,282)
Forward rate agreements	(5,100)	(5,077)
Net interest settlements	(801)	940
Mortgage delivery commitments	6,561	4,846
Total net (losses) related to derivatives not designated as hedging instruments	(205)	(1,573)
Net gains on derivatives and hedging activities	$3,186	$98

	Six Months Ended June 30,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$6,845	$7,517
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	3,721	(1,343)
Forward rate agreements	(8,149)	(4,048)
Net interest settlements	(2,024)	2,521
Mortgage delivery commitments	6,547	517
Total net gains (losses) related to derivatives not designated as hedging instruments	95	(2,353)
Net gains on derivatives and hedging activities	$6,940	$5,164

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended June 30,
2012	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$22,918	$(19,760)	$3,158	$(78,140)
Consolidated Bonds	(1,903)	2,136	233	9,332
Total	$21,015	$(17,624)	$3,391	$(68,808)
2011
Hedged Item Type:
Advances	$(21,673)	$23,769	$2,096	$(93,209)
Consolidated Bonds	4,548	(4,973)	(425)	18,801
Total	$(17,125)	$18,796	$1,671	$(74,408)

	Six Months Ended June 30,
2012	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$99,420	$(92,476)	$6,944	$(159,245)
Consolidated Bonds	(624)	525	(99)	18,213
Total	$98,796	$(91,951)	$6,845	$(141,032)
2011
Hedged Item Type:
Advances	$81,358	$(73,671)	$7,687	$(187,457)
Consolidated Bonds	(10,358)	10,188	(170)	40,179
Total	$71,000	$(63,483)	$7,517	$(147,278)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at June 30, 2012 and December 31, 2011, the management of the FHLBank did not anticipate any credit losses on its derivative agreements. See Note 18 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk and Note 19 for a discussion of a dispute with a past counterparty.

Table 10.4 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 10.4 - Credit Risk Exposure (in thousands)

	June 30, 2012	December 31, 2011
Total net exposure at fair value (1)	$9,035	$7,112
Cash collateral	2,200	2,200
Net positive exposure after cash collateral	$6,835	$4,912

(1)	Includes net accrued interest receivables of (in thousands) $1,644 and $1,060 at June 30, 2012 and December 31, 2011.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at June 30, 2012 was (in thousands) $507,194, for which the FHLBank had posted collateral of (in thousands) $376,340 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $27,500 of collateral (at fair value) to its derivatives counterparties at June 30, 2012.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	June 30, 2012	December 31, 2011
Interest bearing:
Demand and overnight	$979,875	$952,743
Term	121,850	90,925
Other	21,999	23,620
Total interest bearing	1,123,724	1,067,288

Non-interest bearing:
Other	16,513	16,244
Total non-interest bearing	16,513	16,244
Total deposits	$1,140,237	$1,083,532

The average interest rates paid on interest bearing deposits were 0.03 percent and 0.04 percent in the three months ended June 30, 2012 and 2011, respectively, and 0.03 percent and 0.06 percent in the six months ended June 30, 2012 and 2011, respectively.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $121,775 and $90,850 as of June 30, 2012 and December 31, 2011.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$14,059,050	1.28%	$10,198,600	1.52%
Due after 1 year through 2 years	5,625,000	1.89	6,351,450	2.08
Due after 2 years through 3 years	2,933,500	2.55	2,723,500	3.01
Due after 3 years through 4 years	1,752,000	2.64	1,600,000	2.81
Due after 4 years through 5 years	1,991,000	2.86	1,873,000	3.36
Thereafter	4,749,000	3.18	5,861,000	3.59
Index amortizing notes	83,212	5.05	118,397	4.99
Total par value	31,192,762	1.99	28,725,947	2.41

Premiums	75,835		76,482
Discounts	(18,666)		(19,990)
Hedging adjustments	66,283		66,809
Fair value option valuation adjustment and accrued interest	2,996		5,296

Total	$31,319,210		$28,854,544

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
June 30, 2012	$30,538,715	$30,541,740	0.08%
December 31, 2011	$26,136,303	$26,137,977	0.03%

(1)	Represents an implied rate without consideration of concessions.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	June 30, 2012	December 31, 2011
Par value of Consolidated Bonds:
Non-callable/nonputable	$23,190,762	$20,981,947
Callable	8,002,000	7,744,000
Total par value	$31,192,762	$28,725,947

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2012	December 31, 2011
Due in 1 year or less	$17,981,050	$15,855,600
Due after 1 year through 2 years	5,915,000	5,703,450
Due after 2 years through 3 years	2,338,500	2,406,500
Due after 3 years through 4 years	1,317,000	1,080,000
Due after 4 years through 5 years	1,521,000	1,403,000
Thereafter	2,037,000	2,159,000
Index amortizing notes	83,212	118,397

Total par value	$31,192,762	$28,725,947

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	June 30, 2012	December 31, 2011
Par value of Consolidated Bonds:
Fixed-rate	$29,152,762	$27,285,947
Variable-rate	2,040,000	1,440,000
Total par value	$31,192,762	$28,725,947

At June 30, 2012 and December 31, 2011, 36 percent and 33 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $10,107 and $11,707 at June 30, 2012 and December 31, 2011. The amortization of such concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $4,908 and $3,650 during the three months ended June 30, 2012 and 2011, respectively, and (in thousands) $10,233 and $6,325 during the six months ended June 30, 2012 and 2011, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2011	$74,195
Expense (current year additions)	13,150
Subsidy uses, net	(7,552)
Balance at June 30, 2012	$79,793

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	June 30, 2012		December 31, 2011
	Required	Actual	Required	Actual

Risk-based capital	$387,923	$4,011,573	$387,038	$3,844,889
Capital-to-assets ratio (regulatory)	4.00%	5.95%	4.00%	6.37%
Regulatory capital	$2,698,647	$4,011,573	$2,415,861	$3,844,889
Leverage capital-to-assets ratio (regulatory)	5.00%	8.92%	5.00%	9.55%
Leverage capital	$3,373,309	$6,017,360	$3,019,827	$5,767,334

Restricted Retained Earnings. In accordance with the Joint Capital Enhancement Agreement, starting in the third quarter of 2011, each FHLBank contributes 20 percent of its net income to a separate restricted retained earnings account. At June 30, 2012 and December 31, 2011 the FHLBank had (in thousands) $34,126 and $11,683 in restricted retained earnings. These restricted retained earnings are not available to pay dividends.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2011	$274,781
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	193
Other redemptions	16,725
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(10,279)
Other redemptions	(16,725)
Balance, June 30, 2012	$264,695

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	June 30, 2012	December 31, 2011
Due in 1 year or less	$1,292	$104
Due after 1 year through 2 years	754	1,976
Due after 2 years through 3 years	260,755	268,675
Due after 3 years through 4 years	—	530
Due after 4 years through 5 years	192	1,800
Past contractual redemption date due to remaining activity(1)	1,702	1,696
Total par value	$264,695	$274,781

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income for the six months ended June 30, 2012 and 2011.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2010	$(264)	$(7,459)	$(7,723)
Other comprehensive (loss) income	(89)	433	344
BALANCE, JUNE 30, 2011	$(353)	$(7,026)	$(7,379)

BALANCE, DECEMBER 31, 2011	$(1,014)	$(9,987)	$(11,001)
Other comprehensive income	1,068	685	1,753
BALANCE, JUNE 30, 2012	$54	$(9,302)	$(9,248)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,090,000 and $1,048,000 in the three months ended June 30, 2012 and 2011, respectively, and $2,179,000 and $2,095,000 in the six months ended June 30, 2012 and 2011, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $173,000 and $161,000 in the three months ended June 30, 2012 and 2011, respectively, and $514,000 and $492,000 in the six months ended June 30, 2012 and 2011, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$139	$126	$16	$14
Interest cost	254	278	56	51
Amortization of net loss	335	217	8	—
Net periodic benefit cost	$728	$621	$80	$65

	Six Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$278	$252	$31	$27
Interest cost	507	557	113	98
Amortization of net loss	671	433	14	—
Net periodic benefit cost	$1,456	$1,242	$158	$125

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended June 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2012
Net interest income	$40,888	$11,539	$52,427
Provision for credit losses	—	—	—
Net interest income after provision for credit losses	40,888	11,539	52,427
Other income	20,712	1,462	22,174
Other expenses	11,844	1,881	13,725
Income before assessments	49,756	11,120	60,876
Affordable Housing Program	5,242	1,112	6,354
Net income	$44,514	$10,008	$54,522
Average assets	$56,726,411	$8,171,355	$64,897,766
Total assets	$59,340,435	$8,125,740	$67,466,175

2011
Net interest income	$47,174	$19,368	$66,542
Provision for credit losses	—	1,119	1,119
Net interest income after provision for credit losses	47,174	18,249	65,423
Other income (loss)	74	(228)	(154)
Other expenses	11,607	1,927	13,534
Income before assessments	35,641	16,094	51,735
Affordable Housing Program	3,304	1,322	4,626
REFCORP	6,293	2,872	9,165
Total assessments	9,597	4,194	13,791
Net income	$26,044	$11,900	$37,944
Average assets	$60,530,524	$7,569,665	$68,100,189
Total assets	$59,038,943	$7,578,961	$66,617,904

	Six Months Ended June 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2012
Net interest income	$92,571	$40,983	$133,554
Provision for credit losses	—	1,410	1,410
Net interest income after provision for credit losses	92,571	39,573	132,144
Other income (loss)	23,106	(1,599)	21,507
Other expenses	24,392	3,894	28,286
Income before assessments	91,285	34,080	125,365
Affordable Housing Program	9,742	3,408	13,150
Net income	$81,543	$30,672	$112,215
Average assets	$55,787,044	$8,085,047	$63,872,091
Total assets	$59,340,435	$8,125,740	$67,466,175

2011
Net interest income	$91,196	$45,699	$136,895
Provision for credit losses	—	3,678	3,678
Net interest income after provision for credit losses	91,196	42,021	133,217
Other income (loss)	7,227	(3,526)	3,701
Other expenses	23,740	3,925	27,665
Income before assessments	74,683	34,570	109,253
Affordable Housing Program	6,921	2,830	9,751
REFCORP	13,378	6,266	19,644
Total assessments	20,299	9,096	29,395
Net income	$54,384	$25,474	$79,858
Average assets	$61,811,897	$7,603,273	$69,415,170
Total assets	$59,038,943	$7,578,961	$66,617,904

Note 18 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of June 30, 2012 and December 31, 2011. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	June 30, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral
Assets:
Cash and due from banks	$779,734	$779,734	$779,734	$—	$—	$—
Interest-bearing deposits	207	207	—	207	—	—
Securities purchased under resale agreements	3,200,000	3,200,000	—	3,200,000	—	—
Federal funds sold	3,710,000	3,710,000	—	3,710,000	—	—
Trading securities	2,930,180	2,930,180	—	2,930,180	—	—
Available-for-sale securities	800,053	800,053	—	800,053	—	—
Held-to-maturity securities	12,718,924	13,079,921	—	13,079,921	—	—
Advances	35,095,004	35,294,905	—	35,294,905	—	—
Mortgage loans held for portfolio, net	8,093,923	8,529,827	—	8,529,827	—	—
Accrued interest receivable	107,746	107,746	—	107,746	—	—
Derivative assets	6,835	6,835	—	79,733	—	(72,898)

Liabilities:
Deposits	1,140,237	1,140,079	—	1,140,079	—	—
Consolidated Obligations:
Discount Notes	30,538,715	30,538,814	—	30,538,814	—	—
Bonds (1)	31,319,210	32,120,817	—	32,120,817	—	—
Mandatorily redeemable capital stock	264,695	264,695	264,695	—	—	—
Accrued interest payable	123,813	123,813	—	123,813	—	—
Derivative liabilities	132,624	132,624	—	579,662	—	(447,038)

Other:
Standby bond purchase agreements	—	1,367	—	1,367	—	—

(1)	Includes (in thousands) $4,687,996 of Consolidated Bonds recorded under the fair value option at June 30, 2012.

	December 31, 2011
Financial Instruments	Carrying Value	Fair Value
Assets:
Cash and due from banks	$2,033,944	$2,033,944
Interest-bearing deposits	119	119
Securities purchased under resale agreements	—	—
Federal funds sold	2,270,000	2,270,000
Trading securities	2,862,648	2,862,648
Available-for-sale securities	4,171,142	4,171,142
Held-to-maturity securities	12,637,373	13,035,503
Advances	28,423,774	28,699,758
Mortgage loans held for portfolio, net	7,850,269	8,342,709
Accrued interest receivable	114,266	114,266
Derivative assets	4,912	4,912

Liabilities:
Deposits	1,083,532	1,083,312
Consolidated Obligations:
Discount Notes	26,136,303	26,137,014
Bonds (1)	28,854,544	29,774,780
Mandatorily redeemable capital stock	274,781	274,781
Accrued interest payable	142,212	142,212
Derivative liabilities	105,284	105,284

Other:
Standby bond purchase agreements	—	1,595

(1)	Includes (in thousands) $4,900,296 of Consolidated Bonds recorded under the fair value option at December 31, 2011.

Fair Value Hierarchy. The FHLBank records trading securities, available-for-sale securities, derivative assets, derivative liabilities and certain Consolidated Obligation Bonds at fair value on a recurring basis. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is. An entity must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities measured on a recurring or non-recurring basis.

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the six months ended June 30, 2012 or 2011.

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

Trading securities: The FHLBank's trading portfolio consists of U.S. Treasury obligations, bonds issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities), and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

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

Four vendor prices were received for most of the FHLBank's mortgage-backed security holdings and the final prices for substantially all of those securities were computed by averaging the prices received. Based on the FHLBank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLBank believes its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at June 30, 2012 or December 31, 2011.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. No adjustments were considered necessary at June 30, 2012 or December 31, 2011.

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

Fair Value on a Recurring Basis.

Table 18.2 presents the fair value of financial assets and liabilities, by level, within the fair value hierarchy which are recorded on a recurring basis at June 30, 2012 and December 31, 2011.

Table 18.2 - Hierarchy Level for Financial Assets and Liabilities - Recurring (in thousands)

		Fair Value Measurements at June 30, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Assets
Trading securities:
U.S. Treasury obligations	$300,852	$—	$300,852	$—	$—
Government-sponsored enterprises debt securities	2,627,295	—	2,627,295	—	—
Other U.S. obligation residential mortgage-backed securities	2,033	—	2,033	—	—
Total trading securities	2,930,180	—	2,930,180	—	—
Available-for-sale securities:
Certificates of deposit	800,053	—	800,053	—	—
Derivative assets:
Interest rate swaps	4,868	—	77,766	—	(72,898)
Mortgage delivery commitments	1,967	—	1,967	—	—
Total derivative assets	6,835	—	79,733	—	(72,898)
Total assets at fair value	$3,737,068	$—	$3,809,966	$—	$(72,898)

Liabilities
Consolidated Obligation Bonds (2)	$4,687,996	$—	$4,687,996	$—	$—
Derivative liabilities:
Interest rate swaps	130,854	—	577,892	—	(447,038)
Forward rate agreement	1,651	—	1,651	—	—
Mortgage delivery commitments	119	—	119	—	—
Total derivative liabilities	132,624	—	579,662	—	(447,038)
Total liabilities at fair value	$4,820,620	$—	$5,267,658	$—	$(447,038)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Represents Consolidated Obligation Bonds recorded under the fair value option.

		Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Assets
Trading securities:
U.S. Treasury obligations	$331,207	$—	$331,207	$—	$—
Government-sponsored enterprises debt securities	2,529,311	—	2,529,311	—	—
Other U.S. obligation residential mortgage-backed securities	2,130	—	2,130	—	—
Total trading securities	2,862,648	—	2,862,648	—	—
Available-for-sale securities:
Certificates of deposit	3,954,017	—	3,954,017	—	—
Other non-mortgage-backed securities	217,125	—	217,125	—	—
Total available-for-sale securities	4,171,142	—	4,171,142	—	—
Derivative assets:
Interest rate swaps	2,631	—	78,019	—	(75,388)
Mortgage delivery commitments	2,281	—	2,281	—	—
Total derivative assets	4,912	—	80,300	—	(75,388)
Total assets at fair value	$7,038,702	$—	$7,114,090	$—	$(75,388)

Liabilities
Consolidated Obligation Bonds (2)	$4,900,296	$—	$4,900,296	$—	$—
Derivative liabilities:
Interest rate swaps	102,062	—	683,512	—	(581,450)
Forward rate agreements	3,143	—	3,143	—	—
Mortgage delivery commitments	79	—	79	—	—
Total derivative liabilities	105,284	—	686,734	—	(581,450)
Total liabilities at fair value	$5,005,580	$—	$5,587,030	$—	$(581,450)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Represents Consolidated Obligation Bonds recorded under the fair value option.

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

Table 18.3 – Fair Value Option Financial Liabilities (in thousands)

	Three Months Ended June 30,
	2012	2011
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(4,202,540)	$(1,131,591)
New transactions elected for fair value option	(1,250,000)	(1,665,000)
Maturities and terminations	765,000	566,000
Net losses on instruments held under fair value option	(186)	(427)
Change in accrued interest	(270)	(848)
Balance at end of period	$(4,687,996)	$(2,231,866)

	Six Months Ended June 30,
	2012	2011
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(4,900,296)	$—
New transactions elected for fair value option	(2,365,000)	(3,796,000)
Maturities and terminations	2,575,000	1,566,000
Net gains (losses) on instruments held under fair value option	2,435	(538)
Change in accrued interest	(135)	(1,328)
Balance at end of period	$(4,687,996)	$(2,231,866)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds
Interest expense	$(2,308)	$(1,578)	$(5,199)	$(3,308)
Net (losses) gains on changes in fair value under fair value option	(186)	(427)	2,435	(538)
Total changes in fair value included in current period earnings	$(2,494)	$(2,005)	$(2,764)	$(3,846)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of June 30, 2012 or December 31, 2011.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	June 30, 2012			December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$4,685,000	$4,687,996	$2,996	$4,895,000	$4,900,296	$5,296

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	June 30, 2012			December 31, 2011
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$3,822,847	$174,318	$3,997,165	$4,684,850	$152,933	$4,837,783
Commitments for standby bond purchases	246,720	142,780	389,500	35,000	363,780	398,780
Commitments to fund additional Advances	8,000	—	8,000	—	—	—
Commitment to purchase mortgage loans	235,782	—	235,782	431,264	—	431,264
Unsettled Consolidated Bonds, at par (1) (2)	655,000	—	655,000	540,000	—	540,000
Unsettled Consolidated Discount Notes, at par (2)	395,667	—	395,667	57,729	—	57,729

(1)	Of the total unsettled Consolidated Bonds, $500,000 (in thousands) were hedged with associated interest rate swaps at December 31, 2011.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

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

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2012 or December 31, 2011. The following table details the average daily balance of lending between the FHLBank and other FHLBanks for the six months ended June 30.

Table 20.1 - Lending Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Six Months Ended June 30,
	2012	2011
Loans to other FHLBanks	$2,005	$5,644

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the six months ended June 30, 2012 or 2011. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	June 30, 2012		December 31, 2011
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$832	2.4%	$883	3.2%
Mortgage Purchase Program	36	0.5	42	0.5
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	225	6.4	173	5.1
Derivatives	—	—	—	—

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

Table 21.2 - Capital Stock, Advances, and Mortgage Purchase Program Principal Balances to Members and Former Members (dollars in millions)

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
June 30, 2012	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$592	17%	$7,314	$61
Fifth Third Bank	401	11	4,158	6
PNC Bank, N.A. (1)	235	7	3,994	2,074
KeyBank, N.A.	179	5	210	—
Total	$1,407	40%	$15,676	$2,141

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2011	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,314	$67
Fifth Third Bank	401	12	2,533	7
PNC Bank, N.A. (1)	243	7	3,996	2,338
KeyBank, N.A.	179	5	220	—
Total	$1,414	41%	$14,063	$2,412

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings extended to any of these nonmember affiliates during the six months ended June 30, 2012 or 2011.

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

EXECUTIVE OVERVIEW

Financial Highlights

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$67,466	$61,976	$60,397	$66,921	$66,618
Advances	35,095	27,177	28,424	30,345	29,173
Mortgage loans held for portfolio	8,114	8,237	7,871	7,889	7,561
Allowance for credit losses on mortgage loans	20	21	21	15	15
Investments (1)	23,359	26,419	21,941	26,054	27,940
Consolidated Obligations, net:
Discount Notes	30,539	27,076	26,136	33,339	32,916
Bonds	31,319	29,317	28,855	27,511	28,052
Total Consolidated Obligations, net	61,858	56,393	54,991	60,850	60,968
Mandatorily redeemable capital stock	265	270	275	331	324
Capital:
Capital stock - putable	3,259	3,141	3,126	3,106	3,113
Retained earnings	488	467	444	436	448
Accumulated other comprehensive loss	(9)	(10)	(11)	(8)	(7)
Total capital	3,738	3,598	3,559	3,534	3,554

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$53	$81	$68	$44	$66
Provision for credit losses	—	1	7	2	1
Other income (loss)	22	(1)	(2)	(6)	—
Other expenses	14	14	14	15	13
Assessments	6	7	5	2	14
Net income	$55	$58	$40	$19	$38

Dividend payout ratio (2)	60%	61%	79%	167%	91%

Weighted average dividend rate (3)	4.25%	4.50%	4.00%	4.00%	4.50%
Return on average equity	6.03	6.50	4.44	2.07	4.28
Return on average assets	0.34	0.37	0.25	0.11	0.22
Net interest margin (4)	0.33	0.52	0.42	0.27	0.39
Average equity to average assets	5.61	5.68	5.57	5.36	5.23
Regulatory capital ratio (5)	5.95	6.26	6.37	5.79	5.83
Operating expense to average assets	0.068	0.076	0.065	0.072	0.065

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	June 30,		December 31,	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2012	2011	2011	2012	2011	2011

Total Assets	$67,466	$66,618	$60,397	$63,872	$69,415	$67,288
Mission Asset Activity:
Advances (principal)	34,602	28,578	27,839	28,983	28,223	28,635
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	7,955	7,473	7,752	7,925	7,499	7,610
Mandatory Delivery Contracts (notional)	236	361	431	366	205	268
Total Mortgage Purchase Program	8,191	7,834	8,183	8,291	7,704	7,878
Letters of Credit (notional)	3,997	5,302	4,838	4,321	5,801	5,219
Total Mission Asset Activity	$46,790	$41,714	$40,860	$41,595	$41,728	$41,732

The FHLBank continued to fulfill its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The first six months of 2012 continued the overall trends in our financial condition experienced since Mission Asset Activity peaked in the fourth quarter of 2008. Our business is cyclical and Mission Asset Activity normally stabilizes or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply. All these conditions continue to exist.

Total assets at June 30, 2012 increased $7.1 billion (12 percent) from year-end 2011, led by growth in Advances. By contrast, average asset balances in the first two quarters were $5.5 billion (eight percent) lower compared to the same period of 2011, mostly due to lower liquidity investment balances.

The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and the Mortgage Purchase Program – was $46.8 billion at June 30, 2012, an increase of $5.9 billion (15 percent) from year-end 2011. The increase was led by a $6.8 billion increase in the principal balance of Advances. Most of the Advance growth ($5.6 billion) was due to borrowings by two large-asset members. Average Advance principal balances in the first six months of 2012 increased $0.8 billion (three percent) from the same period of 2011.

The principal balance of mortgage loans held for portfolio (the Mortgage Purchase Program) rose $0.2 billion (three percent) from year-end 2011. During the first six months of 2012, the FHLBank purchased $1.4 billion of mortgage loans, while principal paydowns totaled $1.2 billion.

As of June 30, 2012, members funded on average 3.3 percent of their assets with Advances, and the penetration rate was relatively stable with almost 75 percent of members holding Mission Asset Activity. These ratios were similar to those of 2011. The number of active sellers and participants, and member interest, in the Mortgage Purchase Program remained at strong levels.

Based on our earnings during the first two quarters of 2012, we contributed $13 million to the Affordable Housing Program pool of funds to be awarded to members in 2013. This continued a trend of adding to the available funds each quarter since the inception of the program in 1990.

Other Assets
The balance of investments at June 30, 2012 was $23.4 billion, an increase of $1.4 billion (six percent) from year-end 2011. Average investment balances were $26.1 billion in the first six months of 2012, a decrease of $6.7 billion (20 percent) from the same period in 2011. The changes in ending and average balances reflected normal periodic variation in holdings, particularly of short-term liquidity investments. The reduction in average investment balances was due to the normal periodic variation, as well as to narrower spreads available and fewer eligible counterparties for liquidity investments that met our unsecured credit risk criteria. Despite the decline in average liquidity investments, we believe we continued to maintain an adequate amount of asset liquidity.

The investment balance at the end of the quarter included $10.9 billion of mortgage-backed securities and $12.5 billion of other investments, which are mostly short-term liquidity instruments. All of our mortgage-backed securities held at June 30, 2012 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Capital
Capital adequacy continued to be strong in the first six months of 2012, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at June 30, 2012 was 5.54 percent, while the regulatory capital-to-assets ratio was 5.95 percent. Both ratios were well above the regulatory required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The dollar amounts of GAAP and regulatory capital increased five percent and four percent, respectively, between year-end 2011 and the end of the second quarter.

Total retained earnings were $488 million at June 30, 2012, an increase of $44 million (ten percent) from year-end 2011. Total retained earnings were comprised of $454 million unrestricted and $34 million restricted.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(Dollars in millions)	2012	2011	2012	2011	2011

Net income	$55	$38	$112	$80	$138
Affordable Housing Program accrual	6	5	13	10	17
Return on average equity (ROE)	6.03%	4.28%	6.26%	4.53%	3.89%
Return on average assets	0.34	0.22	0.35	0.23	0.21
Weighted average dividend rate	4.25	4.50	4.38	4.50	4.25
Average 3-month LIBOR	0.47	0.26	0.49	0.29	0.34
Average overnight Federal funds effective rate	0.15	0.09	0.13	0.12	0.10
ROE spread to 3-month LIBOR	5.56	4.02	5.77	4.24	3.55
Dividend rate spread to 3-month LIBOR	3.78	4.24	3.89	4.21	3.91
ROE spread to Federal funds effective rate	5.88	4.19	6.13	4.41	3.79
Dividend rate spread to Federal funds effective rate	4.10	4.41	4.25	4.38	4.15

The spreads between ROE and short-term interest rates, for which we use as a proxy 3-month LIBOR and Federal funds, are market benchmarks we believe stockholders use to assess the competitiveness of return on their capital investment in our company. Earnings continued to be sufficient to provide competitive returns to stockholders' capital investment. Consistent with experience over the last several years, ROE was significantly above short-term rates, resulting in the ROE spreads being wider than the historical average spreads.

We estimate, using our current balance sheet and operating expense structure, that the long-term average ROE in a stable market and interest rate environment would be in the range of 2.50 to 3.50 percentage points above short-term interest rates. The factors determining the current elevated level of ROE spread to market interest rates, compared to the long-term historical range, include the extremely low level of short-term rates, an ability to retire a large amount of high-cost Consolidated Obligation Bonds before their final maturities, muted acceleration of mortgage prepayment speeds, and relatively wider spreads to funding costs on new mortgage assets.

The increase in operating results and profitability in the first six months of 2012 compared to the same period of 2011 resulted primarily from the following favorable factors, which more than offset the combined effect of several smaller unfavorable factors.

▪
An increase in realized gains ($23 million in both the three- and six-month comparisons) from the sales of certain mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under our periodic clean-up process.

▪
The FHLBank System’s REFCORP obligation was satisfied at the end of the second quarter of 2011. REFCORP, which had been recorded as a reduction to net income, was replaced with an allocation of 20 percent of net income to a separate restricted retained earnings account under the Joint Capital Enhancement Agreement (the "Capital Agreement"). This change had a favorable impact to net income of $9 million and $19 million in the three- and six-month comparisons, respectively.

▪
We called a significant amount of high-cost Consolidated Bonds before their final maturities throughout 2011 and the first two quarters of 2012 and replaced them with new Consolidated Obligations at substantially lower rates. The resulting savings in interest expense exceeded the decrease in interest income from paydowns of high-yielding mortgage loans, which were reinvested into new mortgage assets also at lower yields.

▪
Average spreads between LIBOR-indexed assets (mostly Advances) and short-term Discount Note debt were wider in the last quarter of 2011 and first two quarters of 2012 because of, among other reasons, concerns over the ongoing economic and financial conditions in Europe which has increased the rates at which financial institutions are willing to lend to one another as indicated by LIBOR. We use Discount Notes to fund a large amount of LIBOR-indexed assets.

The primary unfavorable factor that partially offset the favorable factors was a sharp increase in net amortization expense of purchase premiums on mortgage assets and of premiums/discounts and concession costs on Consolidated Obligations. This amortization expense increased $20 million and $23 million in the three- and six-month comparisons, respectively, mainly due to mortgage amortization. Recognition of net amortization has been large during periods when mortgage rates trended downward, including the first six months of 2012.

Update on Business Outlook, Risk Factors, and Risk Exposures

This section summarizes and updates from our 2011 Form 10-K filing our major current risk exposures and current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Business Outlook--Strategic/Business Risk
Advances. We cannot predict the future trend of Mission Asset Activity because it depends on, among other things, the state of the economy, conditions in the housing markets, the government's liquidity programs, the willingness and ability of financial institutions to expand lending, and regulatory initiatives that could affect demand for our Mission Asset Activity. We would expect to see an increase in Advance demand across the broad membership base when one or more of the following occur: the economy experiences a sustained improvement; the Federal Reserve System's monetary policy tightens; or the government's liquidity programs wind down. Additionally, there is a substantial amount ($4.7 billion) of Advances held by former members that will pay down over the next several years.

Two national financial institutions became members in 2012, and one had Advance borrowings at June 30 totaling $4 billion. The addition of these new members may, over time, result in further increases to Advance balances that also may change the composition of our largest Advance borrowers.

We continue to be concerned about several regulatory initiatives that could affect Advance demand over time. One rule already implemented increased FDIC assessments for large financial institutions that utilize Advances, effectively raising the cost of borrowing from an FHLBank for certain members. Although we cannot determine whether this rule has impacted Advance balances to date (due in part to members' already subdued demand for Advances), it could adversely affect Advance demand over time to the extent the changes in assessments increase the cost of Advances for affected members.

Potential statutory and regulatory changes, or implementation of statutory and regulatory actions being promulgated, that could affect our business include: limitations on Advance lending to large financial institutions; prohibition under Basel III for institutions to incorporate unused FHLBank System borrowing capacity as sources of liquidity; development of a covered bond market; and members' implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Mortgage Purchase Program. Our strategy for the Mortgage Purchase Program continues to emphasize moderate growth and a prudent limit on the Program's size relative to capital. This strategy will help ensure that our exposure to market and credit risk remains consistent with our conservative risk management principles, cooperative business model, and status as a government-sponsored enterprise. We will continue to emphasize recruiting community financial institution members to the Program and increasing the number of regular sellers. Moderate growth may result in the intermediate term based on the low levels of mortgage rates that promote mortgage refinancing activity, continued additions to the number of regular sellers, several new mid-sized sellers joining the Program, and continued activity with our two largest sellers. However, higher mortgage rates would likely slow growth.

The primary regulation currently affecting growth of balances in the Mortgage Purchase Program is that if our purchases in a calendar year exceed $2.5 billion, we are required by regulation to enact affordable housing goals for the Program. We believe these would be operationally costly to administer and could harm the Program's credit risk exposure and increase reputational risk. As a result, we currently plan to limit our calendar year purchases to less than $2.5 billion.

Legislative and Regulatory Risk
The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008 (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). Legislative and regulatory actions for the first six months of 2012 that we believe could significantly impact our company are summarized below.

Regulation on Asset Classification. In April 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention, that establishes guidance that is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by federal banking regulators in June 2000. We have not yet determined when we will implement this guidance or the effect, if any, that this guidance will have on our results of operations or financial condition.

Supervision and Regulation of Nonbank Financial Companies. In April, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule to be effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether a nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBank, the Finance Agency). We would be designated a nonbank financial company pursuant to a separate rule that has been proposed by the Federal Reserve. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional prudential standards, our operations and business could be adversely impacted by resulting additional regulatory costs and potential restrictions on our business activities.

Regulation on Prudential Management and Operations Standards. In June, 2012, the Finance Agency issued a final rule, as required by HERA and effective August 7, 2012, regarding prudential standards for the management and operations of the FHLBanks. If the Finance Agency determines that the FHLBank has failed to meet one or more of the standards, the rule states that the FHLBank may be required to file a corrective action plan. In this case, the Finance Agency is required to notify the FHLBank in writing that a plan is required, and the FHLBank generally has 30 calendar days to comply with such requirement. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock.

Dodd-Frank Act Developments. Together with the other FHLBanks, we continue to monitor rulemakings pursuant to implementing the derivatives reform under the Dodd-Frank Act. We also continue to implement the processes and documentation necessary to comply with the Dodd-Frank Act as we currently understand the requirements, many of which are still being promulgated. The following major regulatory actions related to the Dodd-Frank Act were issued in the first six months of 2012.

In April 2012, a joint regulatory ruling determined that the FHLBanks will not be required to register as either major swap participants or as swap dealers because the derivative transactions the FHLBanks transact are for the purposes of hedging and managing market risk exposure or intermediating for our member institutions.

Based on final regulatory rules and accompanying interpretive regulatory guidance issued in July 2012, call and put options in certain Advances to our members will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the Advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, our ability to offer these types of Advances to members should be unaffected by the regulation.

The U.S. Commodity Futures Trading Commission (CFTC) is expected to issue proposals in the third quarter of 2012 regarding which swaps will be subject to mandatory clearing requirements. At this time, we do not expect any of our swaps will be subject to the new clearing and trading requirements until the beginning of 2013, at the earliest.

Market Risk and Profitability
Market risk exposure was moderate in the first six months of 2012, well within policy limits, and below long-term historical average exposure. The below-average market risk exposure was due to distortions in the measurements caused by the exceptionally low level of interest rates (including the reduction in long-term rates in 2012) and elevated prices of mortgage assets. When mortgage rates rise 0.50 percentage points or more, we would expect market risk exposure to further rate increases to return to levels more consistent with historical positioning. Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates would change by extremely large amounts in a short period of time.

Credit Risk
In the first six months of 2012, we continued to experience limited overall credit risk exposure from offering Advances, making investments, and executing derivative transactions; and a moderate amount of credit risk exposure related to credit losses in the Mortgage Purchase Program. Consistent with previous years, the FHLBank required no loss reserve for Advances and considered no investments to be other-than-temporarily impaired at June 30, 2012. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to mitigate these risks.

The allowance for credit losses in the Mortgage Purchase Program was $20 million and $21 million at June 30, 2012 and December 31, 2011, respectively. We believe the portfolio's credit risk will remain moderate and manageable. However, in an adverse scenario of further large reductions in home prices, sustained elevated levels of unemployment, or failure of one or more mortgage insurance providers, credit losses experienced in the portfolio net of credit enhancements could increase significantly.

Funding and Liquidity Risk
Our liquidity position remained ample and strong during the first six months of 2012, as did our overall ability to fund operations through Consolidated Obligation issuances at acceptable terms, availability, and interest costs. While there can be no assurances, the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends is considered to be remote. The System has continued to experience uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR have not changed materially.

Capital Adequacy
We have always maintained compliance with our capital requirements. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends when earnings may be exceptionally volatile. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or safe levels. We believe members continue to place a high value on their capital investment in our company.

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

The relatively weak economy and continued housing and mortgage market stresses have resulted in slow growth in consumer, mortgage and commercial loans, which has limited members' demand for Advances and wholesale funding in general. From March 31, 2011 to March 31, 2012 (the most recent data period available), Fifth District depository institutions' aggregate loan portfolios grew only $24.8 billion (4.6 percent) while their aggregate deposit balances rose $42.0 billion (6.7 percent). We have no reason to believe that these trends changed materially during the second quarter of 2012, although we have seen indications of potential stabilization of Advance demand across the broad membership.

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

					Six Months Ended June 30,
	Quarter 2 2012		Quarter 1 2012		2012	2011	Year 2011
	Average	Ending	Average	Ending	Average	Average	Average	Ending
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.15	0.09	0.10	0.09	0.13	0.12	0.10	0.04

3-month LIBOR	0.47	0.46	0.51	0.47	0.49	0.29	0.34	0.58
2-year LIBOR	0.59	0.55	0.59	0.57	0.59	0.82	0.72	0.72
5-year LIBOR	1.09	0.96	1.17	1.27	1.13	2.20	1.79	1.23
10-year LIBOR	1.95	1.78	2.12	2.29	2.03	3.41	2.90	2.04

2-year U.S. Treasury	0.28	0.30	0.28	0.33	0.28	0.61	0.44	0.24
5-year U.S. Treasury	0.78	0.72	0.89	1.04	0.83	1.97	1.51	0.83
10-year U.S. Treasury	1.80	1.65	2.02	2.21	1.91	3.31	2.76	1.88

15-year mortgage current coupon (1)	1.77	1.63	1.92	2.04	1.85	3.30	2.83	2.05
30-year mortgage current coupon (1)	2.78	2.60	2.90	3.10	2.84	4.16	3.74	2.92

15-year mortgage note rate (2)	3.04	2.94	3.19	3.23	3.12	3.98	3.68	3.24
30-year mortgage note rate (2)	3.79	3.66	3.92	3.99	3.86	4.75	4.45	3.95

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows in the first six months of 2012. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds.

The spread between short-term LIBOR (especially LIBOR with three-month resets) and our Discount Note funding costs continued to be wider than historical averages as discussed in the "Executive Overview" and "Results of Operations." This benefited our earnings because we fund a significant amount of adjustable-rate LIBOR-indexed assets with Discount Notes.

Average and ending intermediate- and long-term rates were relatively stable, or even increased modestly, in the first quarter compared to year-end 2011. These rates then declined in the second quarter on both an average- and ending basis, and were substantially lower than compared to the same period of 2011.

The trends in interest rates had several impacts on our results of operations in the first six months of 2012, as discussed in detail in the "Executive Overview" and the "Results of Operations." The Federal Reserve has indicated that it currently plans to hold certain short-term rates at or near zero until 2014 or beyond. This projection could change if its forecast of slow economic growth and subdued inflation changes. The evolution of long-term rates is more difficult to predict since the Federal Reserve has less control over these rates. As discussed in the "Executive Overview" and "Market Risk" section of "Quantitative and Qualitative Disclosures About Risk Management," we believe our market risk profile is positioned to remain moderate and our profitability competitive, across a wide range of interest rate environments.

Despite the continued trend of declining intermediate- and long-term rates during the first six months of 2012, the interest rate environment remained favorable for our FHLBank's results of operations in terms of the longer-term trend level of profitability (ROE) compared to the levels of interest rates. This difference, or spread, averaged 5.77 percentage points (relative to three-month LIBOR) in the first six months of 2012 and 4.24 percentage points in the same period of 2011. In the ten years prior to 2011, this spread averaged 3.18 percentage points.

In general, when interest rates decline, our profitability relative to short-term interest rates widens. The rate environment has been a net benefit to our profitability relative to interest rate levels, for several reasons:

▪	Reductions in market interest rates raise ROE compared to market rates to the extent we fund a portion of long-term assets with shorter-term debt.

▪
The lower intermediate- and long-term rates have provided us the opportunity to retire many Consolidated Bonds before their final maturities and replace them with lower cost Obligations, at a pace exceeding mortgage paydowns.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	June 30, 2012		March 31, 2012		December 31, 2011
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$13,641	39%	$9,659	36%	$9,649	35%
Other	263	1	155	1	229	1
Total	13,904	40	9,814	37	9,878	36

Fixed-Rate:
REPO	6,126	18	2,322	9	3,085	11
Regular Fixed Rate	7,983	23	4,940	19	5,013	18
Putable (2)	2,832	8	5,992	22	6,204	22
Convertible (2)	1,143	3	1,174	4	1,178	4
Amortizing/Mortgage Matched	2,315	7	2,209	8	2,232	8
Other	299	1	213	1	249	1
Total	20,698	60	16,850	63	17,961	64

Other Advances	—	—	—	—	—	—
Total Advances Principal	$34,602	100%	$26,664	100%	$27,839	100%

Letters of Credit (notional)	$3,997		$4,218		$4,838

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The increase in Advance balances in the second quarter of 2012 compared to the first quarter and the end of 2011 occurred mostly from borrowings by a small number of large-asset institutions. Advance growth was comprised almost entirely of short-term REPO Advances (mostly having overnight maturities) and adjustable-rate LIBOR. The higher amount of Regular Fixed-Rate Advances represented the reclassification of $3.2 billion of Putable Advances for which the last put option has expired; $3.0 billion of which matured in July 2012.

We do not know if the increase in second-quarter Advance balances will continue or develop into broad-based Advance usage by the overall membership base. We believe Advance demand continues to be affected by the weak economy, the extremely low levels of interest rates, and the Federal Reserve's ongoing actions to provide an extraordinary amount of liquidity to financial institutions. An additional factor putting downward pressure on Advance balances is that former members hold $4.7 billion (14 percent), of which approximately 65 percent are scheduled to mature by the end of 2013. These will pay down without opportunity for replacement with new Advances by former members. "Executive Overview" and "Conditions in the Economy and Financial Markets" above provide more detail on trends in Advance balances.

Members reduced their available lines in the Letters of Credit program by $0.8 billion in the first six months of 2012 over year-end 2011. The lines fell principally because of decreased activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
June 30, 2012			December 31, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

U.S. Bank, N.A.	$7,314	21%	U.S. Bank, N.A.	$7,314	26%
Fifth Third Bank	4,158	12	PNC Bank, N.A. (1)	3,996	14
JPMorgan Chase Bank, N.A.	4,000	12	Fifth Third Bank	2,533	9
PNC Bank, N.A. (1)	3,994	12	Protective Life Insurance Company	1,000	4
Protective Life Insurance Company	1,152	3	Republic Bank & Trust Company	935	4
Total of Top 5	$20,618	60%	Total of Top 5	$15,778	57%
(1)Former member.

The concentration ratio of the top five borrowers has fluctuated in the range of 50 to 65 percent in the last several years, with a moderate upward trend. The top five borrowers at June 30 included a new member, JPMorgan Chase Bank, N.A. We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves operating efficiency, increases financial leverage and earnings, and enables us to possibly obtain more favorable funding costs and maintain competitively priced Mission Asset Activity.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets. Each member's Advances are counted the same in these ratios.

	June 30, 2012	March 31, 2012	December 31, 2011
Average Advances-to-Assets for Members
Assets less than $1.0 billion (679 members)	3.29%	3.43%	3.69%
Assets over $1.0 billion (66 members)	3.04%	2.80%	3.04%
All members	3.27%	3.37%	3.63%

Advance usage ratios continued to decline in the first six months of 2012 from the end of 2011, at the same approximate pace as in 2011. However, the measure showed signs of beginning to stabilize in the second quarter and grew for larger members with assets over $1.0 billion. Despite the difficult economic environment and significant levels of financial institution liquidity, our membership still funded over three percent of their assets with Advances.

Mortgage Purchase Program (Mortgage Loans Held for Portfolio)

The table below shows principal paydowns and purchases of loans in the Mortgage Purchase Program for the first six months of 2012.

(In millions)	Mortgage Purchase Program Principal
Balance at December 31, 2011	$7,752
Principal purchases	1,444
Principal paydowns	(1,241)
Balance at June 30, 2012	$7,955

The principal loan balance grew moderately (three percent) in this period. The purchases reflected activity with the largest seller in the Program, as well as ongoing sales by over 70 community-based financial institutions and a continuing trend of increases in the number of regular sellers. The decline in mortgage rates in the first six months of the year also prompted an increase in net loan refinancings among our sellers.

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. Principal paydowns in the first six months of 2012 equated to a 25 percent annual constant prepayment rate, moderately higher than the 20 percent rate for all of 2011.

The Program’s composition of balances by loan type and original final maturity did not change materially. Similar to Advances, the Program's balances are concentrated among several members, with our top five sellers providing 73 percent of balances at June 30, 2012. Yields earned during the first two quarters, relative to funding costs, continued in the aggregate to offer acceptable risk-adjusted returns, despite substantial fluctuations in mortgage premium amortization detailed in "Results of Operations." For discussion of net amortization, see the "Net Interest Income" section of "Results of Operations."

Our focus for the Program continues to be recruiting community-based members to sell us mortgage loans and increasing the number of regular sellers. A number of members either are actively interested in joining the Program or are in the process of joining.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

	Six Months Ended		Year Ended
(In millions)	June 30, 2012		December 31, 2011
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$12,475	$14,820	$10,737	$18,411
Mortgage-backed securities	10,884	10,811	11,204	11,100
Other investments (1)	—	456	—	469
Total investments	$23,359	$26,087	$21,941	$29,980

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

The changes in both ending and average liquidity investment balances for the periods shown reflected normal periodic variation. The $3.6 billion decrease in the average balance of liquidity investments from the full year of 2011 to the first six months 2012 was due to the normal periodic variation, as well as narrower spreads available and fewer eligible counterparties for these types of investments that met our unsecured credit risk criteria. Despite the decline in average liquidity investments, we believe we continued to maintain an adequate amount of asset liquidity.

Our overarching strategy for mortgage-backed securities is to maximize their holdings close to the regulatory maximum of three times capital, subject to the availability of securities that we believe provide favorable risk/return tradeoffs. The balance of mortgage-backed securities at June 30, 2012 represented a 2.71 multiple of regulatory capital and consisted of $9.5 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.9 billion were floating-rate securities) and $1.4 billion of floating-rate securities issued by the National Credit Union Administration. We held no private-label mortgage backed securities at the end of the quarter.

The table below shows principal purchases, paydowns and sales of our mortgage-backed securities for the first six months of 2012.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2011	$11,163
Principal purchases	1,819
Principal paydowns	(1,646)
Principal sales	(478)
Balance at June 30, 2012	$10,858

Principal paydowns in this period equated to a 26 percent annual constant prepayment rate, almost the same as the 28 percent rate for all of 2011. Purchases during the period were concentrated in fixed-rate securities, driven by our assessment that these types of securities had more favorable risk/return tradeoffs compared to floating-rate securities. The principal sales were comprised of securities that had less than 15 percent of the original acquired principal outstanding at the time of the sale. Yields earned during the first two quarters on new mortgage-backed securities, relative to funding costs, offered acceptable risk-adjusted returns.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended
(In millions)	June 30, 2012		December 31, 2011
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$30,542	$27,761	$26,138	$32,295
Discount	(3)	(3)	(2)	(3)
Total Consolidated Discount Notes	30,539	27,758	26,136	32,292
Consolidated Bonds:
Unswapped fixed-rate	18,588	18,725	18,882	20,123
Unswapped adjustable-rate	2,040	1,586	1,440	681
Swapped fixed-rate	10,565	9,693	8,404	7,904
Total par Consolidated Bonds	31,193	30,004	28,726	28,708
Other items (1)	126	128	129	140
Total Consolidated Bonds	31,319	30,132	28,855	28,848
Total Consolidated Obligations (2)	$61,858	$57,890	$54,991	$61,140

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $685,195 and $691,868 at June 30, 2012 and December 31, 2011, respectively.

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

The $6.9 billion increase in the total ending balance of Consolidated Obligations from year-end 2011 to June 30, 2012 corresponded to the increase in total assets (primarily Advances) and the relatively stable amount of deposits and capital. All of the growth was in short-term Discount Notes, unswapped adjustable-rate, and swapped fixed-rate Obligations. The short-term and adjustable-rate terms of the funding corresponded to the growth in short-term REPO and adjustable-rate LIBOR Advances.

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. The level of spreads and amounts of volatility in the first six months of 2012 were at levels comparable to historical averages. For discussion of the cost of Discount Note funding relative to LIBOR, see the “Net Interest Income” section of “Results of Operations.”

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at June 30, 2012 were $1.1 billion, an increase of $0.1 billion (five percent) from year-end 2011. The average balance of total interest bearing deposits in the first six months of 2012 was $1.2 billion, a decrease of $0.1 billion (11 percent) from the average balance in the same period of 2011.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first six months of 2012.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Six Months Ended		Year Ended
	June 30, 2012		December 31, 2011
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,259	$3,138	$3,126	$3,109
Mandatorily Redeemable Capital Stock	265	271	275	327
Regulatory Capital Stock	3,524	3,409	3,401	3,436
Retained Earnings	488	476	444	455
Regulatory Capital	$4,012	$3,885	$3,845	$3,891

GAAP and Regulatory Capital-to-Assets Ratio	Six Months Ended		Year Ended
	June 30, 2012		December 31, 2011
	Period End	Average	Period End	Average
GAAP	5.54%	5.64%	5.89%	5.29%
Regulatory	5.95	6.08	6.37	5.78

Both the GAAP and regulatory capital-to-assets ratios were well above the regulatory required minimum of 4.00 percent.
We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio because, although the latter ratio treats mandatorily redeemable capital stock as a liability, it provides the same function as GAAP capital stock and retained earnings in protecting investors in our debt.

The $167 million increase in regulatory capital (net of $27 million of redemptions and repurchases) from year-end 2011 to June 30, 2012 was due mostly to membership and activity stock purchases from two large, national financial institutions that became members in 2012. The moderate reductions in the period end capital-to-asset ratios, and the corresponding growth in financial leverage, in the first six months of 2012, was due primarily to the growth in Advance balances.

For the same reason, the amount of excess capital stock declined by $216 million in first six months of 2012, and at June 30 it stood at $1.1 billion. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (as defined by the Finance Agency) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, this regulatory threshold has been exceeded and, therefore, we have been required to pay cash dividends.

At June 30, 2012, retained earnings were comprised of $454 million unrestricted (an increase of $22 million from year-end 2011) and $34 million restricted (also an increase of $22 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends when earnings may be exceptionally volatile.

Membership and Stockholders

During the first six months of 2012, we added ten new member stockholders and lost six, ending the second quarter at 745. The new members were comprised of three insurance companies, two commercial banks, and five credit unions. Regarding the six institutions that are no longer members, two merged with another member in our district, three were closed by the Tennessee Department of Financial Institutions, and one had its charter closed by its parent company. The impact on our earnings and mission asset activity from membership changes in the first two quarters was negligible. We will continue to recruit institutions eligible for membership in order to maintain and expand our customer base, with a continuing focus on insurance companies.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and six months ended June 30, 2012 and 2011. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012		2011		2012		2011
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$53	5.80%	$66	7.50%	$133	7.45%	$137	7.77%
Provision for credit losses	—	—	(1)	(0.13)	(1)	(0.08)	(4)	(0.21)
Net interest income after provision for credit losses	53	5.80	65	7.37	132	7.37	133	7.56
Net gains on derivatives and hedging activities	3	0.35	—	0.01	7	0.39	5	0.29
Other non-interest income (loss)	19	2.10	—	(0.03)	14	0.81	(1)	(0.08)
Total non-interest income	22	2.45	—	(0.02)	21	1.20	4	0.21
Total revenue	75	8.25	65	7.35	153	8.57	137	7.77
Total other expense	(14)	(1.52)	(13)	(1.52)	(28)	(1.58)	(28)	(1.57)
Assessments	(6)	(0.70)	(14)	(1.55)	(13)	(0.73)	(29)	(1.67)
Net income	$55	6.03%	$38	4.28%	$112	6.26%	$80	4.53%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The most significant individual contributors to the higher net income in the first six months of 2012 were 1) satisfying the FHLBank's REFCORP obligation at the end of June 2011; 2) realized gains in sales of certain mortgage-backed securities (which are included in the "other non-interest income (loss)" account); 3) calling Bonds and replacing them at lower rates; and 4) a wider spread between LIBOR-indexed assets and Discount Note funding costs.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the comparison periods are discussed below.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2012		2011		2012		2011
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$68	0.42%	$61	0.36%	$138	0.44%	$120	0.35%
Net (amortization)/accretion (1) (2)	(29)	(0.17)	(9)	(0.05)	(34)	(0.11)	(11)	(0.03)
Prepayment fees on Advances, net (2)	2	0.01	1	—	5	0.02	1	—
Total net interest rate spread	41	0.26	53	0.31	109	0.35	110	0.32
Earnings from funding assets with interest-free capital	12	0.07	13	0.08	24	0.07	27	0.08
Total net interest income/net interest margin (3)	$53	0.33%	$66	0.39%	$133	0.42%	$137	0.40%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. The earnings from capital fell slightly in each of the two comparison periods. Although market interest rates, especially long-term rates, continued their downward trends of the last four years, the reduction in overall average rates of assets and liabilities was not significant between the two comparison periods, as shown in the "Average Balance Sheet and Rates" table below.

Net Amortization/Accretion. Net amortization/accretion (generally referred to as "amortization") includes recognition of premiums and discounts paid on purchases of mortgage assets (which include loans in the Mortgage Purchase Program and investments in mortgage-backed securities) and premiums, discounts and concessions paid on most Consolidated Obligations.

We have historically purchased most loans in the Mortgage Purchase Program at premium prices (and earning above-market coupons) while we have purchased mortgage-backed securities at overall lower net premiums. In the first six months of 2012, conditions prevailing in the mortgage markets limited the availability and risk-return attractiveness of loans in the Program with prices close to par or at discounts. Premium prices on loans in the Program have continued to be elevated in the first six months of the year, while we have been able to purchase mortgage-backed securities at prices near par or in some cases at slight discounts. At June 30, 2012, the net premium balance of mortgage assets totaled $184 million - of which $158 million was in the Program - compared to $161 million at the end of 2011. The increase in the net premium balance occurred primarily because we purchased loans in the Program at higher prices than the loans that paid down.

Premiums/discounts on mortgage assets are deferred and amortized/accreted to net interest income using the constant effective (level) yield method. The amount of periodic net amortization for mortgage assets can be very sensitive to comparatively moderate changes in actual and projected prepayments, because we adjust net amortization on a periodic (monthly) basis as if the current actual and projected prepayments were known at the beginning of the assets' lives. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although amortization over the entire lives is one component of lifetime economic returns.

Similar to other periods in the last several years, the amount of net amortization was significant (as reflected in the table above) for both the three- and six-months ended June 30, 2012, in both absolute terms and relative to the same periods in 2011. The increases in net amortization in 2012 over the same periods in 2011 reflected the large premium balance and an acceleration in actual and projected prepayment speeds due to the continued downward trends in mortgage rates for most months of 2012.

Despite the large amount of, and volatility in, recent periodic net amortization, we believe based on our analyses that the economic profitability of current premium mortgage assets and of new premium assets in the Program has and will continue to offer acceptable compensation for the risks of unprofitable or volatile returns that could occur under extremely unfavorable stressed interest rate scenarios.

The amount of amortization in the second quarter of 2012 included approximately a $6 million reduction (which improved earnings) resulting from enhancements to our modeling estimate of future mortgage rates applied in our market risk and prepayment models. The enhancements were designed to make our modeling of mortgage rates more consistent with observed trends and patterns in the relationships among primary mortgage rates, secondary market mortgage rates and benchmark LIBOR and U.S. Treasury rates; and to incorporate the dynamics of the recent unique interest rate and housing markets. As related to amortization, the enhancements had the effect of modestly slowing projected prepayment speeds in the current interest rate environment.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been, significant, they were relatively modest in each of the periods presented.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of the net interest rate spread increased by $7 million (11 percent) in the three-months comparison and $18 million (16 percent) in the six-months comparison. Several factors, discussed below in estimated approximate order of impact from largest to smallest, were primarily responsible for the changes in the net interest rate spread due to other components.
Six-Months Comparison

▪
Re-issuing called Consolidated Bonds at lower debt costs-Favorable: In the last six months of 2011 and the first six months of 2012, we called $6.4 billion unswapped Bonds before their final maturities and replaced them with new Consolidated Obligations at substantially lower rates than the Bonds called. Most of the Bonds called funded mortgage assets. By contrast, there were fewer principal paydowns ($5.9 billion) of mortgage assets, which we reinvested in new mortgage assets with lower yields corresponding to the general trend of declining mortgage rates. In addition, on average, the called Bonds were replaced at lower rates compared to the reduction in yields from reinvesting mortgage asset paydowns into new mortgage assets. We estimate this component increased net interest income by approximately $10-12 million.

▪
Wider portfolio spreads on LIBOR-indexed assets-Favorable: We normally use short-term Discount Notes to fund a substantial amount of LIBOR-indexed assets. The current amount of such funding is approximately $15 billion. In the first six months of 2012, the average portfolio spread between LIBOR and Discount Notes was between five and 30 basis points wider than in the same period of 2011 (depending on the interest reset period). The wider spreads were due primarily to concerns over the ongoing economic and financial conditions in Europe, which raised the rates at which financial institutions are willing to lend to one another as indicated by LIBOR. We estimate this component increased interest income by approximately $5 million.

▪
Trading securities-Favorable: In the first two quarters of 2012, we held a portion of our investment portfolio in short-term trading securities (including instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity and manage counterparty credit risk. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $8 million increase in net interest income in the first six months of 2012 compared to the same period of 2011. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See “Non-Interest Income and Non-Interest Expense” below for a discussion of the net losses on trading securities.

▪
Lower overall market risk exposure-Unfavorable: Average market risk exposure was lower in the first six months of 2012 than in the same period of 2011. A primary indicator of the reduction in market risk exposure was the amount of longer-term mortgage assets funded with shorter-term Consolidated Obligations. Because of the steep yield curve, the reduced market risk exposure decreased earnings, by an estimate of $5 million.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the six-months comparison and in approximately the same relative magnitude. However, the favorable impacts of wider portfolio spreads on LIBOR-indexed assets and income from trading securities was lower in the three-month comparison period than in the six-month comparison period. The former was because the spread between LIBOR to Discount Notes narrowed back towards historical averages in the second quarter of 2012, and the average amount of trading securities decreased in the three-months comparison.

Average Balance Sheet and Rates
The following tables provide average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin for the three-month and six-month comparisons occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$30,686	$60	0.78%	$28,531	$59	0.82%
Mortgage loans held for portfolio (2)	8,158	69	3.41	7,549	85	4.53
Federal funds sold and securities purchased under resale agreements	7,024	3	0.15	7,132	2	0.08
Interest-bearing deposits in banks (3) (4) (5)	2,782	1	0.17	4,682	2	0.20
Mortgage-backed securities	10,459	66	2.53	11,204	103	3.69
Other investments (4)	5,616	13	0.94	8,772	12	0.55
Loans to other FHLBanks	1	—	—	8	—	0.10
Total earning assets	64,726	212	1.32	67,878	263	1.55
Less: allowance for credit losses on mortgage loans	21			14
Other assets	193			236
Total assets	$64,898			$68,100
Liabilities and Capital
Term deposits	$119	—	0.22	$175	—	0.20
Other interest bearing deposits (5)	1,051	—	0.01	1,040	—	0.02
Short-term borrowings	28,211	7	0.10	32,835	6	0.08
Unswapped fixed-rate Consolidated Bonds	18,892	143	3.04	20,591	182	3.54
Unswapped adjustable-rate Consolidated Bonds	1,731	1	0.26	93	—	0.14
Swapped Consolidated Bonds	10,080	5	0.21	8,467	5	0.21
Mandatorily redeemable capital stock	267	3	3.99	329	4	4.50
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	60,351	159	1.06	63,530	197	1.24
Non-interest bearing deposits	18			13
Other liabilities	890			997
Total capital	3,639			3,560
Total liabilities and capital	$64,898			$68,100

Net interest rate spread			0.26%			0.31%
Net interest income and net interest margin (6)		$53	0.33%		$66	0.39%
Average interest-earning assets to interest-bearing liabilities			107.25%			106.84%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Non-accrual loans are included in average balances used to determine average rate.
(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.
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

(6)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$29,530	$123	0.84%	$28,842	$120	0.84%
Mortgage loans held for portfolio (2)	8,072	158	3.93	7,582	176	4.69
Federal funds sold and securities purchased under resale agreements	6,545	4	0.13	7,689	5	0.12
Interest-bearing deposits in banks (3) (4) (5)	3,456	3	0.17	5,290	6	0.22
Mortgage-backed securities	10,811	146	2.72	11,301	212	3.78
Other investments (4)	5,275	24	0.92	8,494	21	0.51
Loans to other FHLBanks	2	—	0.10	6	—	0.11
Total earning assets	63,691	458	1.45	69,204	540	1.57
Less: allowance for credit losses on mortgage loans	21			14
Other assets	202			225
Total assets	$63,872			$69,415
Liabilities and Capital
Term deposits	$108	—	0.23	$208	—	0.24
Other interest bearing deposits (5)	1,059	—	0.01	1,108	—	0.03
Short-term borrowings	27,758	11	0.08	33,257	18	0.11
Unswapped fixed-rate Consolidated Bonds	18,781	294	3.14	20,685	367	3.57
Unswapped adjustable-rate Consolidated Bonds	1,586	2	0.28	47	—	0.14
Swapped Consolidated Bonds	9,765	12	0.24	9,201	10	0.22
Mandatorily redeemable capital stock	271	6	4.54	334	8	4.78
Other borrowings	1	—	0.37	—	—	—
Total interest-bearing liabilities	59,329	325	1.10	64,840	403	1.25
Non-interest bearing deposits	17			13
Other liabilities	923			1,011
Total capital	3,603			3,551
Total liabilities and capital	$63,872			$69,415

Net interest rate spread			0.35%			0.32%
Net interest income and net interest margin (6)		$133	0.42%		$137	0.40%
Average interest-earning assets to interest-bearing liabilities			107.35%			106.73%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Non-accrual loans are included in average balances used to determine average rate.
(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.
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

For both comparison periods, the decline in the average rate on total earning assets resulted mostly from the lower rates on mortgage loans held for portfolio and mortgage-backed securities. Rates on these asset categories decreased due to the cumulative runoff of higher yielding mortgage assets and their replacement with new mortgage assets at lower yields and due to the increase in net amortization. The decline in the average rate on total interest-bearing liabilities resulted mostly from the lower rates on unswapped fixed-rate Consolidated Bonds, as many of these Bonds with high rates matured or were called and replaced with new Bonds at lower rates.

Combining all factors, the net interest margin declined 0.06 percentage points in the three-months comparison period and rose 0.02 percentage points in the six-months comparison period. There were several reasons that the margin was lower in the second quarter of 2012 than the first six months of 2012 and that the margin narrowed in the three-month period (i.e., the second quarter) compared to its increase in the six month period:

▪	The change in net amortization was greater in the three-month period.

▪	The amount of principal runoff of high-yielding mortgages was larger in the three-month period.

▪	The LIBOR to Discount Note spread began to revert down towards historical levels in the second quarter.

▪	Average Advance rates were lower, and declined more, in the second quarter.

▪	Advance prepayment fees rose less in the three-months comparison period.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended June 30, 2012 over 2011			Six Months Ended June 30, 2012 over 2011
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$4	$(3)	$1	$3	$—	$3
Mortgage loans held for portfolio	7	(23)	(16)	11	(29)	(18)
Federal funds sold and securities purchased under resale agreements	—	1	1	(1)	—	(1)
Interest-bearing deposits in banks	(1)	—	(1)	(2)	(1)	(3)
Mortgage-backed securities	(6)	(31)	(37)	(9)	(57)	(66)
Other investments	(5)	6	1	(10)	13	3
Loans to other FHLBanks	—	—	—	—	—	—
Total	(1)	(50)	(51)	(8)	(74)	(82)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	(1)	2	1	(3)	(4)	(7)
Unswapped fixed-rate Consolidated Bonds	(14)	(25)	(39)	(32)	(41)	(73)
Unswapped adjustable-rate Consolidated Bonds	1	—	1	2	—	2
Swapped Consolidated Bonds	—	—	—	1	1	2
Mandatorily redeemable capital stock	—	(1)	(1)	(1)	(1)	(2)
Other borrowings	—	—	—	—	—	—
Total	(14)	(24)	(38)	(33)	(45)	(78)
Increase (decrease) in net interest income	$13	$(26)	$(13)	$25	$(29)	$(4)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2012	2011	2012	2011
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$—	$(1)	$(1)
Net interest settlements included in net interest income	(77)	(93)	(158)	(186)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(2)	—	(3)	—
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	9	19	18	40
Decrease to net interest income	$(71)	$(74)	$(144)	$(147)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Consolidated Obligation Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly three-month). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in the three and six months of both 2012 and 2011 primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as designed, to significantly lower market risk exposure by resulting in a much closer match of actual cash flows between assets and liabilities than would occur otherwise.

Provision for Credit Losses

In the first six months of 2012, we recorded a $1.4 million provision for credit losses in the Program compared to $3.7 million in the same period of 2011. There was no provision in the three-months ended June 30, 2012, compared to $1.1 million in the same period of 2011. The decreases were based on our assessment that incurred losses stabilized in 2012. Further information is in the "Credit Risk - Mortgage Purchase Program" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for the three and six months ended June 30, 2012 and 2011.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other Income
Net gains on held-to-maturity securities	$29	$6	$29	$6
Net gains on derivatives and hedging activities	3	—	7	5
Other non-interest loss, net	(10)	(6)	(15)	(7)
Total other income	$22	$—	$21	$4

Other Expense
Compensation and benefits	$8	$8	$16	$16
Other operating expense	3	3	7	7
Finance Agency	1	1	3	2
Office of Finance	1	1	2	2
Other	1	—	—	1
Total other expense	$14	$13	$28	$28
Average total assets	$64,898	$68,100	$63,872	$69,415
Average regulatory capital	3,916	3,896	3,885	3,892
Total other expense to average total assets (1)	0.09%	0.08%	0.09%	0.08%
Total other expense to average regulatory capital (1)	1.41	1.39	1.46	1.43

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities occurred from the sales of $478 million of mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under the FHLBank's periodic clean-up process. The gains represent future lost income from the high-yielding securities sold.

The greater other non-interest loss was mostly due to higher losses on trading securities, which were partially offset by $3 million more unrealized gains on Bonds held at fair value during the six-month comparison periods. As discussed above in “Components of Net Interest Income,” the losses on the trading securities were because these securities were purchased at above-market coupon rates and, therefore, at prices above par. The related premiums paid are reflected as mark-to-market losses to the securities as their fair values approach par at maturity.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$3	$2	$7	$8
Losses on derivatives not receiving hedge accounting	(2)	(3)	(2)	(3)
Mortgage loans:
Gains (losses) on derivatives not receiving hedge accounting	1	—	(2)	(4)
Consolidated Obligation Bonds:
Gains on derivatives not receiving hedge accounting	1	1	4	4
Total net gains on derivatives and hedging activities	3	—	7	5
Net gains on financial instruments held at fair value (1)	—	—	2	—
Total net effect of derivatives and hedging activities	$3	$—	$9	$5

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The changes in net gains on derivatives and hedging activities represented unrealized market value adjustments, which resulted principally from lower intermediate- and long-term interest rates at June 30, 2012 than June 30, 2011 and, secondarily, from amortization of certain market value gains. The amount of income volatility in derivatives and hedging activities in the period presented was modest, well within the range of normal historical fluctuation relative to the notional amount of derivatives, and consistent with the close hedging relationships of our derivative transactions. In each of the periods shown, the market value adjustment, as a percentage of notional derivatives principal, was less than 0.05 percentage points.

REFCORP and Affordable Housing Program Assessments

Until the third quarter of 2011, assessments against earnings had included both a REFCORP obligation and expenses for the Affordable Housing Program. The FHLBank System's REFCORP obligation was satisfied at the end of the second quarter of 2011. Under the Capital Agreement among all 12 FHLBanks, REFCORP, which had been recorded as reduction to net income, was replaced with a 20 percent allocation of net income to restricted retained earnings. The restricted retained earnings are not recorded in the income statement and are not available to be distributed as dividends to stockholders. This change resulted in a $19 million increase in the first six months of 2012's net income and a corresponding reduction in assessments. There has been no change in our Affordable Housing Program.

In the first six months of 2012, assessments totaled $13 million and lowered ROE by 0.73 percentage points. In the first six months of 2011, assessments totaled $29 million and lowered ROE by 1.67 percentage points. The smaller impact of assessments on ROE in the first six months of 2012 was due to the satisfaction of the REFCORP obligation.

Segment Information

Note 17 of the Notes to Unaudited Financial Statements presents information on our two operating business segments. We manage financial operations and market risk exposure primarily at the level, and within the context, of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The tables below summarize each segment's operating results for the periods shown.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended June 30, 2012
Net interest income after provision for credit losses	$41	$12	$53
Net income	$45	$10	$55
Average assets	$56,727	$8,171	$64,898
Assumed average capital allocation	$3,181	$458	$3,639
Return on Average Assets (1)	0.32%	0.49%	0.34%
Return on Average Equity (1)	5.63%	8.80%	6.03%

Three Months Ended June 30, 2011
Net interest income after provision for credit losses	$47	$18	$65
Net income	$26	$12	$38
Average assets	$60,530	$7,570	$68,100
Assumed average capital allocation	$3,164	$396	$3,560
Return on Average Assets (1)	0.17%	0.63%	0.22%
Return on Average Equity (1)	3.30%	12.06%	4.28%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Six Months Ended June 30, 2012
Net interest income after provision for credit losses	$92	$40	$132
Net income	$81	$31	$112
Average assets	$55,787	$8,085	$63,872
Assumed average capital allocation	$3,147	$456	$3,603
Return on Average Assets (1)	0.29%	0.76%	0.35%
Return on Average Equity (1)	5.21%	13.53%	6.26%

Six Months Ended June 30, 2011
Net interest income after provision for credit losses	$91	$42	$133
Net income	$54	$26	$80
Average assets	$61,812	$7,603	$69,415
Assumed average capital allocation	$3,162	$389	$3,551
Return on Average Assets (1)	0.18%	0.68%	0.23%
Return on Average Equity (1)	3.47%	13.20%	4.53%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net income and ROE in both the three- and six-months comparison periods reflected primarily the following factors, each of which is discussed in more detail above: the ending of the REFCORP obligation; the sales of mortgage-backed securities; replacing calls of high-cost Consolidated Bonds with new Obligations at lower rates; a wider average LIBOR to Discount Note spread; and Advance prepayment fees. These favorable factors were partially offset by increased net amortization for mortgage-backed securities and a reduction in market risk exposure.

Mortgage Purchase Program Segment
The profitability of the Mortgage Purchase Program continued to be at a substantial level over market interest rates, with a moderate amount of market risk and credit risk. In the first six months of 2012, the Program averaged 13 percent of total average assets but accounted for 27 percent of earnings. The segment's ROE for both the first six months of 2012 and 2011 was consistent with its historical average ROE (after adjustment for the REFCORP obligation).

The decrease in the Program's net income and ROE for the three-months comparison reflected the increase in net amortization and the cumulative runoff of higher yielding mortgages, which were replaced with new mortgages at lower yields. These factors were partially offset by satisfaction of the REFCORP obligation and replacing calls of high-cost Consolidated Bonds with new Obligations at lower rates.

The increase in the Program's net income and ROE for the six-months comparison reflected the satisfaction of the REFCORP obligation; replacing called high-cost Consolidated Bonds with new Obligations at lower rates; and comparatively smaller increase in net amortization on an annualized basis compared to the three-month comparison. These favorable factors were partially offset by the cumulative runoff of higher-yielding mortgages.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date
Market Value of Equity	$4,044	$4,046	$4,073	$4,156	$4,241	$4,138	$3,930
% Change from Flat Case	(2.7)%	(2.6)%	(2.0)%	—	2.0%	(0.4)%	(5.4)%
2011 Full Year
Market Value of Equity	$3,944	$3,972	$4,026	$4,108	$4,075	$3,904	$3,692
% Change from Flat Case	(4.0)%	(3.3)%	(2.0)%	—	(0.8)%	(5.0)%	(10.1)%

Month-End Results
June 30, 2012
Market Value of Equity	$4,140	$4,143	$4,169	$4,225	$4,278	$4,151	$3,920
% Change from Flat Case	(2.0)%	(1.9)%	(1.3)%	—	1.3%	(1.8)%	(7.2)%
December 31, 2011
Market Value of Equity	$3,958	$3,964	$3,996	$4,090	$4,191	$4,102	$3,915
% Change from Flat Case	(3.2)%	(3.1)%	(2.3)%	—	2.5%	0.3%	(4.3)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date	1.4	0.7	(0.4)	(3.2)	0.7	4.2	6.0
2011 Full Year	(0.2)	(0.8)	(1.4)	(1.1)	3.2	5.3	6.0

Month-End Results
June 30, 2012	1.5	1.0	—	(1.8)	1.2	4.7	6.5
December 31, 2011	0.5	(0.3)	(1.2)	(3.8)	0.5	3.7	5.5

In the first six months of 2012, the average market risk exposure to both higher and lower interest rates was moderate, well within policy limits, and below long-term historical average exposure. The extremely low level of interest rates elevates the importance of analyzing numerous measures of market risk exposure. The recent levels of market value sensitivity and duration of equity being below long-term historical average exposure was due to distortions in the measurements caused by the exceptionally low level of interest rates (including the reduction in long-term rates in 2012) and elevated prices of mortgage assets. When mortgage rates rise 0.50 percentage points or more, we would expect market risk exposure to further rate increases to return to levels more consistent with historical positioning.

Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, would remain competitive unless interest rates would change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to 2.00 percentage points (which would put fixed-rate mortgages at two percent or less) would still result in ROE being above market interest rates. However, sharp reductions in long-term rates could result in an immediate, one-time large amount of amortization of mortgage purchase premiums, which could negatively impact our results of operations for one quarter. Although declines in mortgage rates would accelerate mortgage prepayment speeds and require reinvestment of asset principal paydowns at lower yields, the effect on ongoing earnings would be significantly offset by the ability to call high-cost Consolidated Bonds before their final maturities and replace them with lower rate debt.

We believe that profitability would not become uncompetitive unless long-term rates were to permanently increase in a short period of time by 4.00 percentage points or more combined with short-term rates increasing to at least seven percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables or our business model. We believe such a scenario is extremely unlikely to occur.

In the last several years, we and our model vendors have made numerous changes to the market risk and prepayment models we utilize, in order to adapt them to the constantly evolving and unprecedented conditions in the mortgage and housing markets. The modeling enhancements implemented effective on June 30, 2012 and referenced in the "Net Interest Income" section of "Results of Operations" tend to modestly slow prepayment speeds in most rate environments and reduce the sensitivity of the market risk measures to rate changes. Overall, the impact on market risk exposure of this modeling change is expected to be moderate.

As a matter of best modeling practices, we expect to continue implementing additional model enhancements to adapt to the recent and current conditions in the mortgage and housing markets. We believe that the current pipeline of model enhancements we are considering will not have a material impact on measured market risk exposure.

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits, as described above.

	June 30, 2012	December 31, 2011
Market Value of Equity to Par Value of Regulatory Capital Stock	120%	120%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	118	118
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	118	121

In the first six months of 2012, the market capitalization ratios in the scenarios indicated continued to be well above 100 percent and in compliance with policy limits. Currently the ratios are at favorable (high) levels due to the combination of 1) the fact that retained earnings currently comprise 14 percent of regulatory capital stock, 2) we have maintained market risk exposure at moderate levels, and 3) the anomaly that market prices of mortgage assets are at elevated levels compared to prices of our Consolidated Bonds. These measures provide additional support for our assessment that we have a moderate amount of overall market risk exposure.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. Average results are compiled using data for each month-end. The market value sensitivities are one measure of the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date	(15.6)%	(14.0)%	(9.6)%	—	9.7%	3.5%	(11.9)%
2011 Full Year	(20.1)%	(15.8)%	(9.2)%	—	(1.0)%	(14.6)%	(32.1)%

Month-End Results
June 30, 2012	(11.5)%	(10.4)%	(6.6)%	—	5.9%	(1.8)%	(17.6)%
December 31, 2011	(17.1)%	(15.2)%	(10.3)%	—	10.3%	4.2%	(10.6)%

At June 30, 2012 the mortgage assets portfolio had an assumed par-value equity (capital) allocation equaling the entire balance sheet's regulatory capital-to-assets ratio, which for our portfolio was $1.2 billion. The sensitivities indicate that the market risk exposure of the portfolio had similar trends across interest rate shocks as those of the entire balance sheet. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the equity allocation. We believe that the mortgage assets portfolio continues to have a moderate amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our conservative risk philosophy and cooperative business model.

Use of Derivatives in Market Risk Management
In addition to issuing long-term Consolidated Bonds, an important way that we manage and hedge market risk exposure is by engaging in derivatives transactions, primarily interest rate swaps. Our hedging and risk management strategies in using derivatives did not change in the first six months of 2012 compared to historical strategies, nor were there changes in the accounting treatment of new or existing derivative hedge transactions that materially impacted our results of operations.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each capital requirement. The regulatory capital-to-assets ratio at June 30, 2012 was 5.95 percent, which means that, given the amount of regulatory capital, total assets could increase by at least $32 billion before the capital-to-assets ratio would fall to 4.00 percent. This amount of growth in assets is unlikely to occur and, if it did, we would require additional amounts of capital under our Capital Plan before the 4.00 percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 14 of the Notes to Unaudited Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. In 2011, the Board of Directors approved a minimum retained earnings requirement of $350 million, based on mitigating all of our combined risks under stress scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. As discussed elsewhere, we will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement.

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses, consistent with our risk appetite of desiring no residual credit risk related to member borrowings. Despite continued effects from the deterioration over the last five years in the credit conditions of many of our members and in the value of some pledged collateral, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first six months of 2012. We base this assessment on the following factors:

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At June 30, 2012, our policy on over-collateralization resulted in total collateral pledged of $167.8 billion with total borrowing capacity of $112.4 billion. Lower borrowing capacity results because we apply Collateral Maintenance

Requirements (CMRs) to discount the value of pledged collateral in order to recognize market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for CMRs) on June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Percent of Total	Collateral Amount	Percent of Total	Collateral Amount
	Pledged Collateral	($ Billions)	Pledged Collateral	($ Billions)
Single family loans	61%	$102.4	62%	$97.0
Home equity loans/lines of credit	15	25.1	17	26.2
Commercial real estate	10	17.4	11	17.1
Bond securities	8	13.2	8	13.5
Multi-family loans	6	9.2	2	2.6
Farm real estate	(a)	0.5	(a)	0.4
Total	100%	$167.8	100%	$156.8

(a)	Less than one percent of total pledged collateral.

At June 30, 2012, 76 percent of collateral was related to residential mortgage lending in single family loans and home equity lines. The only substantial change in collateral composition was in multi-family loans, which increased between these two periods due to the pledge of this type of collateral by a large member.

We assign each member one of four levels of collateral status-Blanket, Securities, Listing, and Physical Delivery-
based in part on our internal credit rating model that reflects our view of the member's current financial condition, capitalization, level of problem assets, and other risk factors. Blanket collateral status, which we assign to approximately 85 percent of members and borrowing nonmembers (or former members), is the least restrictive status and is available for lower risk institutions. Over 90 percent of single family mortgage loan collateral and commercial real estate collateral and almost all home equity loan collateral are under the blanket status. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers.

Under Listing collateral status, a member pledges and provides us detailed information on specifically identified individual loans and securities that meet certain minimum qualifications. Physical Delivery is the most restrictive collateral status, which we assign to members experiencing significant financial difficulties, insurance companies pledging loans, and newly chartered institutions. We require borrowers assigned to Physical Delivery to deliver into our possession securities and/or original notes, mortgages or deeds of trust. Some members may pledge bond securities, which we hold in physical delivery collateral status. We regularly estimate market values of collateral under Listing and Physical status using detailed information on the collateral and a third-party pricing service.

Borrowing Capacity/Lendable Value. We determine borrowing capacity against pledged collateral by applying CMRs. CMRs are intended to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset in the event we must liquidate collateral. CMRs are percentage adjustments (i.e., discounts) determined by statistical analysis and certain management assumptions applied to the estimated market value of pledged collateral, and therefore their application results in borrowing capacity that is less than the amount of pledged collateral. The discounts are determined by dividing one by the CMR; for example, a CMR of 150 percent translates into a discount of 66.7 percent, which means that 66.7 percent of the value is eligible for borrowing. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally assigned higher CMRs.

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at June 30, 2012.

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

The FHLBank periodically evaluates the CMRs applied by completing internal evaluations or engaging third-party specialists. Beginning in June, we engaged a market-recognized vendor to perform this regular update to the CMRs. The first update addressed collateral comprised of multi-family loans because the amount of that collateral type grew materially in June. The result of the update was to lower the CMRs, and consequently was to increase the lendable values by approximately 20 to 33 percent, for this type of collateral pledged by members to whom we assign strong internal credit ratings and who elect to deliver collateral under listing status. This change in CMRs was informed by the stabilization in the credit environment generally and specifically for multi-family collateral. Although the borrowing capacity has increased for these members pledging this type of collateral, we believe that the updated CMRs maintain a rigorous amount of credit protection consistent with our risk appetite of accepting no residual credit risk related to member borrowings. This change in CMR was implemented in mid-July; CMRs for other collateral types will be updated in the remainder of 2012.

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

Internal Credit Ratings. We assign all members and nonmember borrowers an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The analysis focuses on asset quality, financial performance, earnings quality, liquidity, and capital adequacy. The credit ratings are used in conjunction with other measures of the credit risk posed by members and pledged collateral, as described above, in managing credit risk exposure of Advances. A lower internal credit rating can cause us to 1) decrease the institution's borrowing capacity via higher CMRs, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral into our custody, and/or 4) prompt us to more closely and/or frequently monitor the institution using several established processes.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure. The lower the numerical rating, the higher our assessment of the member's credit quality.

(Dollars in billions)
June 30, 2012			December 31, 2011
	All Members and Borrowing Nonmembers			All Members and Borrowing Nonmembers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	457	$63.4	1-3	420	$57.0
4	141	43.8	4	181	41.0
5	82	2.7	5	72	2.0
6	35	1.1	6	34	0.7
7	42	1.4	7	46	1.8
Total	757	$112.4	Total	753	$102.5
A “4” rating is our assessment of the lowest level of satisfactory performance. Many members continue to be adversely affected by the last recession, the weak economic recovery, and the continued distress in the housing market, although at a diminished overall level compared to trends in 2008-2011. As of June 30, 2012, 159 members and borrowing nonmembers (21 percent of the total) had credit ratings of 5 through 7, a net increase of 7 from the end of 2011. These members had $5.2 billion of borrowing capacity at June 30. However, there was a net decrease of 40 members who had a 4 credit rating and a net increase of 37 members with credit ratings of 1, 2, or 3. These trends could indicate a general stabilization in the overall financial condition of our members.

Member Failures, Closures, and Receiverships. There were three member failures during the first six months of 2012. These institutions had no Advances outstanding with us.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the Mortgage Purchase Program is moderate, an assessment made based on the following factors:

▪	various credit enhancements for conventional loans, which are designed to protect us against credit losses;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively moderate overall amount of delinquencies and defaults experienced when compared to national averages;

▪	only $2.7 million of year-to-date and $8.1 million of program-to-date charge-offs through June 30, 2012; and

▪
in addition to the program-to-date charge-offs, financial analysis suggesting that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	June 30, 2012	December 31, 2011
< 620	—%	—%
620 to < 660	3	4
660 to < 700	9	10
700 to < 740	18	18
>= 740	70	68

Weighted Average	757	754

(1)	Represents the original FICO® score.

There was little change in the FICO® score distribution in the first six months of 2012 compared with prior periods. We believe the distribution of FICO® scores is one indication of the portfolio's overall favorable credit quality: 70 percent of the portfolio had scores above an excellent level of 740 or above and 88 percent had scores above 700 which is a threshold generally considered indicative of homeowners' good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	June 30, 2012	December 31, 2011	Loan-to-Value	June 30, 2012	December 31, 2011
<= 60%	21%	21%	<= 60%	26%	26%
> 60% to 70%	19	18	> 60% to 70%	19	17
> 70% to 80%	51	52	> 70% to 80%	33	29
> 80% to 90%	6	6	> 80% to 90%	11	14
> 90%	3	3	> 90% to 100%	5	6
			> 100%	6	8
Weighted Average	70%	70%	Weighted Average	70%	72%

Overall loan-to-value ratios of the current portfolio of loans deteriorated moderately since origination. At June 30, 2012, 22 percent of loans were estimated to have current loan-to-value ratios above 80 percent, up from nine percent at origination. We believe this trend represents an overall acceptable credit quality of the portfolio, in light of the significant deterioration in national average housing prices in recent years. In the first six months of 2012, the loan-to-value ratios improved modestly: the percentage of loans having estimated current loan-to-value ratios above 80 percent declined by six percent.

Based on the available data, we believe we have little exposure to loans in the Program considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account. The Lender Risk Account is a purchase-price holdback that PFIs may receive back from us, starting five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. The Lender Risk Account is funded by the FHLBank as a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses. The amount of loss claims against the Lender Risk Account in the first six months of 2012 was approximately $2 million. The Account had balances of $91 million and $69 million at June 30, 2012 and December 31, 2011, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	June 30, 2012	December 31, 2011
Early stage delinquencies - unpaid principal balance (1)	$65	$82
Serious delinquencies - unpaid principal balance (2)	88	91
Early stage delinquency rate (3)	1.0%	1.3%
Serious delinquency rate (4)	1.3	1.4
National average serious delinquency rate (5)	4.0	4.1

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The June 30, 2012 rate is based on March 31, 2012 data.

The Mortgage Purchase Program has experienced a moderate amount of delinquencies and foreclosures. The rates continued to be well below national averages and we expect this to continue to be the case. Delinquency rates for both the early stage and serious categories declined in the first six months of 2012. It is too soon to determine whether these data indicate a sustainable trend of a subsiding of stresses in the housing market or a respite based on a slower rate at which financial institutions are initiating the foreclosure process.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At June 30, 2012, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $390 million of conventional principal balances with current estimated loan-to-values above 100 percent, only $33 million (eight percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods:

(In millions)	June 30, 2012	December 31, 2011
Estimated incurred credit losses, before credit enhancements	$(62)	$(64)
Estimated amounts to be covered by:
Primary mortgage insurance	5	5
Supplemental mortgage insurance	28	30
Lender Risk Account	9	8
Allowance for credit losses, after credit enhancements	$(20)	$(21)

The data presented above are aggregated, which provide useful information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The slight reduction in the allowance for credit losses in the first two quarters of 2012 compared to year-end 2011 was based on stabilization or even slight growth in home prices, losses given default ("loss severities"), and the number of loans assessed to have incurred losses. It is too soon for us to determine whether these favorable trends will continue. We cannot predict the future course of factors that determine incurred credit losses, including home prices, macro-economic conditions such as unemployment rates, estimated loss severities, the health of mortgage insurance providers, and regulatory or accounting guidance.

In addition to the credit loss allowance, we regularly analyze, using recognized third-party credit and prepayment models, potential ranges of lifetime credit risk exposure for the loans in the Program. Even under adverse scenarios for either home prices or unemployment rates (and assuming the two SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses could increase by approximately $60 million, which would decrease annual ROE by 0.35 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
Primary Mortgage Insurance
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the Mortgage Purchase Program, we have assessed that we do not have any credit risk exposure to the primary mortgage insurance providers.

Supplemental Mortgage Insurance
Another credit enhancement feature is SMI purchased from Genworth and MGIC. Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have $4.1 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC.

We subject both SMI providers to a standard credit underwriting analysis. Both providers have experienced weakened financial conditions in the last several years. Currently, the lowest credit rating from NRSROs is B- for MGIC and B for Genworth, with both on negative outlook. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to fulfill any of their insurance coverage on defaulting loans (with an assumption that we would obtain a limited recovery rate), we estimate exposure at June 30, 2012 to the providers over the life of the loans to be approximately $19 million. In an adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same limited recovery rate assumption), we estimate exposure to be approximately $30 million.

Based on our most-recent analysis and that of a third-party rating agency, we do not expect either of the providers to fail to fulfill their insurance contracts. Over time, as existing business in the Mortgage Purchase Program pays off and is replaced with new business which does not rely on SMI, the amount of exposure will diminish.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

(In millions)	June 30, 2012
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,410	$1,300	$3,710
Certificates of deposit	—	400	400	800
Total unsecured liquidity investments	—	2,810	1,700	4,510
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	3,200	—	3,200
U.S. Treasury obligations	—	301	—	301
Government-sponsored enterprises (1)	—	2,653	—	2,653
TLGP (2)	—	1,811	—	1,811
Total guaranteed/secured liquidity investments	—	7,965	—	7,965
Total liquidity investments	$—	$10,775	$1,700	$12,475

	December 31, 2011
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$540	$1,730	$2,270
Certificates of deposit	—	2,329	1,625	3,954
Other (3)	217	—	—	217
Total unsecured liquidity investments	217	2,869	3,355	6,441
Guaranteed/Secured Liquidity Investments
U.S. Treasury obligations	—	331	—	331
Government-sponsored enterprises (1)	—	2,554	—	2,554
TLGP (2)	—	1,411	—	1,411
Total guaranteed/secured liquidity investments	—	4,296	—	4,296
Total liquidity investments	$217	$7,165	$3,355	$10,737

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the backing of the U.S. government, although they are not obligations of the U.S. government.

(2)	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(3)	Consists of debt securities issued by International Bank for Reconstruction and Development.

We believe these investments were purchased from counterparties that have a strong ability to repay principal and interest. We currently limit such investments to counterparties with credit ratings at time of purchase at single-A or above, are aggressive in restricting maturities, reducing dollar exposure, and suspending new investments with counterparties we deem to represent elevated credit risk. We currently tend to invest only in overnight Federal funds (due to their lack of marketability) and certificates of deposit which are negotiable and held in available-for-sale accounts.

At June 30, 2012, a majority (64 percent) of our liquidity investments were purchased from counterparties that provide explicit guarantees from the U.S. government (Treasuries and TLGP securities), that are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell). We believe the guaranteed and secured investments continue to represent no credit risk exposure to us.

We actively monitor our credit exposure and the credit quality of all of our counterparties. This includes ongoing assessments of each counterparty's financial condition, performance, and capital adequacy, sovereign support, the market's current perceptions of the counterparty's market presence and activities, and general macro-economic, political, and market conditions.
Since 2007, we have discretionarily suspended many otherwise eligible counterparties and reduced maturity limits.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2012
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$775	$1,350	$2,125
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	795	—	795
Finland	AAA	545	—	545
Netherlands	AAA	545	—	545
Austria	AA+	—	350	350
Australia	AAA	150	—	150
Total U.S. branches and agency offices of foreign commercial banks		2,035	350	2,385
Total unsecured investment credit exposure		$2,810	$1,700	$4,510

(1)	Represents the lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2012
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$1,725	$125	$275	$2,125
U.S. branches and agency offices of foreign commercial banks:
Canada	545	250	—	795
Finland	545	—	—	545
Netherlands	545	—	—	545
Austria	350	—	—	350
Australia	—	150	—	150
Total U.S. branches and agency offices of foreign commercial banks	1,985	400	—	2,385
Total unsecured investment credit exposure	$3,710	$525	$275	$4,510

At June 30, 2012, all of the $4.5 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving between triple-A and double-A long-term sovereign ratings, and 82 percent of the amount had overnight maturities. By Finance Agency Regulations, all counterparties exposed to non-U.S. countries are domestic U.S. branches of foreign counterparties. We believe we face minimal exposure in our unsecured investments to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt, especially to those countries currently experiencing financial distress; and we are aggressive in limiting exposure to such counterparties. The exposure to non-U.S. countries at June 30, 2012 was comprised of lending to six institutions.

Mortgage-Backed Securities
GSE Mortgage-Backed Securities. Historically, almost all of our mortgage-backed securities have been residential GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees; we believe the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with strong credit performance.

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

Private Label Mortgage-Backed Securities. The FHLBank did not hold any private-label mortgage-backed securities at June 30, 2012.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at June 30, 2012. Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout the first six months of 2012. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change; however, contractual collateral provisions would limit our exposure to acceptable levels.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	1,585	4	—	4
A	13,871	3	(2)	1
Baa/BBB	4,373	—	—	—
Member institutions (2)	236	2	—	2
Total	$20,065	$9	$(2)	$7

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)
June 30, 2012				December 31, 2011
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
BNP Paribas	A	$3,771	$—	Barclays Bank PLC	A	$3,596	$—
Barclays Bank PLC	A	3,552	—	BNP Paribas	A	2,830	—
Citigroup Financial Products Inc.	Baa/BBB	2,254	—	Deutsche Bank AG	A	2,116	—
Morgan Stanley Capital Services	Baa/BBB	2,119	—	Royal Bank of Scotland PLC	A	1,981	—
All others (10 counterparties)	A to Aa/AA	8,043	5	All others (9 counterparties)	A to Aa/AA	8,230	3
Total		$19,739	$5	Total		$18,753	$3

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we continue to have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of June 30, 2012, we had no unsecured credit risk exposure to members. We did, however, have $1.3 billion of notional principal under interest rate swaps outstanding to our member JPMorgan Chase Bank, N.A., whom we also had outstanding credit services with. Due to market value amounts, we had no outstanding credit exposure to this counterparty at June 30, 2012.

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

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is through cost effective access to the capital markets for participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and for execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first six months of 2012, our share of participations in debt issuances totaled $125.7 billion for Discount Notes and $10.0 billion for Consolidated Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first two quarters of 2012 and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we tend to hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance and our internal operational liquidity measures tended to be in the range of $4 billion to $8 billion during the first six months of 2012.

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

Contingency Liquidity Requirement (in millions)	June 30, 2012	December 31, 2011
Total Contingency Liquidity Reserves (1)	$26,513	$23,599
Total Requirement (2)	(16,360)	(6,669)
Excess Contingency Liquidity Available	$10,153	$16,930

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

Deposit Reserve Requirement (in millions)	June 30, 2012	December 31, 2011
Total Eligible Deposit Reserves	$41,434	$33,733
Total Member Deposits	(1,124)	(1,067)
Excess Deposit Reserves	$40,310	$32,666

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2012. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2011. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$14,075	$8,588	$3,781	$4,749	$31,193
Operating leases (include premises and equipment)	1	2	—	—	3
Mandatorily redeemable capital stock	3	262	—	—	265
Commitments to fund mortgage loans	236	—	—	—	236
Pension and other postretirement benefit obligations	2	4	4	20	30
Total Contractual Obligations	$14,317	$8,856	$3,785	$4,769	$31,727

(1)
Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at June 30, 2012. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2011, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$8	$—	$—	$—	$8
Standby Letters of Credit	3,823	78	42	54	3,997
Standby bond purchase agreements	247	143	—	—	390
Consolidated Obligations traded, not yet settled	396	—	40	615	1,051
Total off-balance sheet items	$4,474	$221	$82	$669	$5,446

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first six months of 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2012, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of June 30, 2012, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2012, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Information relating to this Item is set forth under the caption “Update on Business Outlook, Risk Factors, and Risk Exposure” in Part I, Item 2, of this filing.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of August 2012.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Executive Vice President - Chief Operating Officer (principal financial officer)

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

10.1	Incentive Compensation Plan	Filed Herewith

10.2	Transitional Executive Long-Term Incentive Plan	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	Furnished Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.