Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Cincinnati
filed 2012-11-09
CIK 1326771

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
☐ Yes   ☒ No

As of October 31, 2012, the registrant had 37,407,589 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$12,728	$2,033,944
Interest-bearing deposits	220	119
Securities purchased under agreements to resell	2,200,000	—
Federal funds sold	5,540,000	2,270,000
Investment securities:
Trading securities	1,904,110	2,862,648
Available-for-sale securities	—	4,171,142
Held-to-maturity securities (includes $0 and $0 pledged as collateral at September 30, 2012 and December 31, 2011, respectively, that may be repledged) (a)	13,525,567	12,637,373
Total investment securities	15,429,677	19,671,163
Advances	36,002,583	28,423,774
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	7,865,832	7,871,019
Less: allowance for credit losses on mortgage loans	17,907	20,750
Mortgage loans held for portfolio, net	7,847,925	7,850,269
Accrued interest receivable	107,555	114,266
Premises, software, and equipment, net	8,828	9,193
Derivative assets	9,165	4,912
Other assets	12,330	18,891
TOTAL ASSETS	$67,171,011	$60,396,531
LIABILITIES
Deposits:
Interest bearing	$1,158,046	$1,067,288
Non-interest bearing	16,931	16,244
Total deposits	1,174,977	1,083,532
Consolidated Obligations, net:
Discount Notes	31,534,750	26,136,303
Bonds (includes $3,253,396 and $4,900,296 at fair value under fair value option at September 30, 2012 and December 31, 2011, respectively)	29,828,005	28,854,544
Total Consolidated Obligations, net	61,362,755	54,990,847
Mandatorily redeemable capital stock	219,599	274,781
Accrued interest payable	116,179	142,212
Affordable Housing Program payable	80,805	74,195
Derivative liabilities	135,766	105,284
Other liabilities	149,369	166,573
Total liabilities	63,239,450	56,837,424
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); 34,282 and 31,259 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	3,428,174	3,125,895
Retained earnings:
Unrestricted	466,965	432,530
Restricted	45,694	11,683
Total retained earnings	512,659	444,213
Accumulated other comprehensive loss	(9,272)	(11,001)
Total capital	3,931,561	3,559,107
TOTAL LIABILITIES AND CAPITAL	$67,171,011	$60,396,531

(a)	Fair values: $13,930,820 and $13,035,503 at September 30, 2012 and December 31, 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Advances	$59,866	$54,801	$177,769	$173,365
Prepayment fees on Advances, net	1,861	2,579	6,938	3,809
Interest-bearing deposits	142	113	434	370
Securities purchased under agreements to resell	1,168	252	2,967	1,816
Federal funds sold	2,243	946	4,565	3,949
Trading securities	9,743	9,715	31,574	28,896
Available-for-sale securities	136	917	2,741	6,546
Held-to-maturity securities	74,467	84,765	222,721	298,872
Mortgage loans held for portfolio	81,934	76,734	239,759	253,209
Loans to other FHLBanks	1	—	2	3
Total interest income	231,561	230,822	689,470	770,835
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	9,156	5,987	20,032	24,089
Consolidated Obligations - Bonds	136,366	177,421	443,530	554,124
Deposits	105	99	285	508
Mandatorily redeemable capital stock	2,637	2,881	8,771	10,785
Other borrowings	—	—	1	—
Total interest expense	148,264	186,388	472,619	589,506
NET INTEREST INCOME	83,297	44,434	216,851	181,329
(Reversal) provision for credit losses	(500)	2,289	910	5,967
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	83,797	42,145	215,941	175,362
OTHER NON-INTEREST (LOSS) INCOME:
Net losses on trading securities	(8,831)	(7,637)	(29,049)	(18,231)
Net realized gains from sale of held-to-maturity securities	—	2,830	29,292	8,849
Net (losses) gains on Consolidated Obligation Bonds held under fair value option	(624)	(355)	1,811	(893)
Net gains (losses) on derivatives and hedging activities	3,428	(3,316)	10,368	1,848
Service fees	368	397	1,129	1,199
Other, net	1,488	1,613	3,785	4,461
Total other non-interest (loss) income	(4,171)	(6,468)	17,336	(2,767)
OTHER EXPENSE:
Compensation and benefits	6,884	8,157	22,833	23,718
Other operating	3,624	3,909	10,544	11,208
Finance Agency	1,446	1,336	4,594	3,570
Office of Finance	854	874	2,526	2,643
Other	2,261	398	2,858	1,200
Total other expense	15,069	14,674	43,355	42,339
INCOME BEFORE ASSESSMENTS	64,557	21,003	189,922	130,256
Affordable Housing Program	6,719	2,388	19,869	12,139
REFCORP	—	—	—	19,644
Total assessments	6,719	2,388	19,869	31,783
NET INCOME	$57,838	$18,615	$170,053	$98,473

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$57,838	$18,615	$170,053	$98,473
Other comprehensive income adjustments:
Net unrealized (losses) gains on available-for-sale securities	(54)	(264)	1,014	(353)
Pension and postretirement benefits	30	246	715	679
Total other comprehensive income adjustments	(24)	(18)	1,729	326
Total comprehensive income	$57,814	$18,597	$171,782	$98,799

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2010	30,924	$3,092,377	$437,874	$—	$437,874	$(7,723)	$3,522,528
Proceeds from sale of capital stock	266	26,590					26,590
Net shares reclassified to mandatorily redeemable capital stock	(130)	(12,976)					(12,976)
Comprehensive income			94,750	3,723	98,473	326	98,799
Dividends on capital stock:
Cash			(100,535)		(100,535)		(100,535)
BALANCE, SEPTEMBER 30, 2011	31,060	$3,105,991	$432,089	$3,723	$435,812	$(7,397)	$3,534,406

BALANCE, DECEMBER 31, 2011	31,259	$3,125,895	$432,530	$11,683	$444,213	$(11,001)	$3,559,107
Proceeds from sale of capital stock	3,192	319,197					319,197
Net shares reclassified to mandatorily redeemable capital stock	(169)	(16,918)					(16,918)
Comprehensive income			136,042	34,011	170,053	1,729	171,782
Dividends on capital stock:
Cash			(101,607)		(101,607)		(101,607)
BALANCE, SEPTEMBER 30, 2012	34,282	$3,428,174	$466,965	$45,694	$512,659	$(9,272)	$3,931,561

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$170,053	$98,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,611	38,656
Change in net fair value adjustment on derivative and hedging activities	70,840	121,871
Net change in fair value adjustments on trading securities	29,049	18,231
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(1,811)	893
Other adjustments	(28,379)	(2,891)
Net change in:
Accrued interest receivable	6,697	6,655
Other assets	4,023	4,299
Accrued interest payable	(26,120)	(35,929)
Other liabilities	45,788	32,429
Total adjustments	150,698	184,214
Net cash provided by operating activities	320,751	282,687

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	127,107	(127,714)
Securities purchased under agreements to resell	(2,200,000)	1,050,000
Federal funds sold	(3,270,000)	1,790,000
Premises, software, and equipment	(1,303)	(1,108)
Trading securities:
Net decrease in short-term	929,434	2,004,674
Proceeds from maturities of long-term	146	226
Available-for-sale securities:
Net decrease in short-term	4,172,156	2,170,126
Held-to-maturity securities:
Net increase in short-term	(262,290)	(125,937)
Proceeds from maturities of long-term	2,444,740	2,568,875
Proceeds from sale of long-term	507,531	231,748
Purchases of long-term	(3,624,218)	(2,118,192)
Advances:
Proceeds	600,826,079	155,553,336
Made	(608,501,418)	(155,728,280)
Mortgage loans held for portfolio:
Principal collected	1,928,752	1,238,388
Purchases	(1,945,339)	(1,357,523)
Net cash (used in) provided by investing activities	(8,868,623)	7,148,619

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2012	2011

FINANCING ACTIVITIES:
Net increase (decrease) in deposits and pass-through reserves	$114,484	$(163,687)
Net payments on derivative contracts with financing elements	(105,511)	(128,121)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	184,505,756	376,084,644
Bonds	15,461,517	13,374,401
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(179,112,341)	(377,749,716)
Bonds	(14,482,739)	(16,548,576)
Proceeds from issuance of capital stock	319,197	26,590
Payments for redemption of mandatorily redeemable capital stock	(72,100)	(38,784)
Cash dividends paid	(101,607)	(100,535)
Net cash provided by (used in) financing activities	6,526,656	(5,243,784)
Net (decrease) increase in cash and cash equivalents	(2,021,216)	2,187,522
Cash and cash equivalents at beginning of the period	2,033,944	197,623
Cash and cash equivalents at end of the period	$12,728	$2,385,145
Supplemental Disclosures:
Interest paid	$498,099	$621,901
AHP payments, net	$13,259	$24,295
REFCORP assessments paid	$—	$30,646

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results for the full year.

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

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance required an entity that reports items of other comprehensive income to present comprehensive income in either a single statement or in two consecutive statements. This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance was effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) and was applied retrospectively for all periods presented. The FHLBank elected the two-statement approach beginning on January 1, 2012. The adoption of this guidance was limited to the presentation of the interim and annual financial statements and did not affect the FHLBank's financial condition, results of operations, or cash flows.

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

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	September 30, 2012	December 31, 2011
	Fair Value	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$—	$331,207
Government-sponsored enterprises *	1,902,111	2,529,311
Total non-mortgage-backed securities	1,902,111	2,860,518
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	1,999	2,130
Total	$1,904,110	$2,862,648

*
Consists of debt securities issued and effectively guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae) which have the support of the U.S. government, although they are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Nine Months Ended September 30,
	2012	2011
Net losses on trading securities held at period end	$(14,924)	$(11,883)
Net losses on securities matured during the period	(14,125)	(6,348)
Net losses on trading securities	$(29,049)	$(18,231)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

There were no available-for-sale securities outstanding as of September 30, 2012. Available-for-sale securities as of December 31, 2011 were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$3,954,999	$6	$(988)	$3,954,017
Other *	217,157	—	(32)	217,125
Total	$4,172,156	$6	$(1,020)	$4,171,142

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2011
Year of Maturity	Amortized Cost	Fair Value
Due in one year or less	$4,172,156	$4,171,142

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

December 31, 2011
Amortized cost of available-for-sale securities:
Fixed-rate	$4,172,156

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio during the nine months ended September 30, 2012 or 2011.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2012
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises *	$26,230	$1	$—	$26,231
TLGP **	1,608,362	80	(95)	1,608,347
Total non-mortgage-backed securities	1,634,592	81	(95)	1,634,578
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,468,555	5,929	—	1,474,484
Government-sponsored enterprise residential mortgage-backed securities ****	10,422,420	399,338	—	10,821,758
Total mortgage-backed securities	11,890,975	405,267	—	12,296,242
Total	$13,525,567	$405,348	$(95)	$13,930,820

	December 31, 2011
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises *	$23,900	$1	$—	$23,901
TLGP **	1,411,131	458	(323)	1,411,266
Total non-mortgage-backed securities	1,435,031	459	(323)	1,435,167
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	1,500,781	1,799	(3,071)	1,499,509
Government-sponsored enterprise residential mortgage-backed securities ****	9,684,628	401,754	(2,678)	10,083,704
Private-label residential mortgage-backed securities	16,933	190	—	17,123
Total mortgage-backed securities	11,202,342	403,743	(5,749)	11,600,336
Total	$12,637,373	$404,202	$(6,072)	$13,035,503

(1)	Carrying value equals amortized cost.

*	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

**	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

***	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

****
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	September 30, 2012	December 31, 2011
Premiums	$42,475	$60,080
Discounts	(21,852)	(18,863)
Net purchased premiums	$20,623	$41,217

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	September 30, 2012
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
TLGP *	$1,041,303	$(95)	$—	$—	$1,041,303	$(95)
Total	$1,041,303	$(95)	$—	$—	$1,041,303	$(95)

	December 31, 2011
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
TLGP *	$830,369	$(323)	$—	$—	$830,369	$(323)
Total non-mortgage-backed securities	830,369	(323)	—	—	830,369	(323)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	967,312	(3,071)	—	—	967,312	(3,071)
Government-sponsored enterprise residential mortgage-backed securities ***	1,283,456	(2,678)	—	—	1,283,456	(2,678)
Total mortgage-backed securities	2,250,768	(5,749)	—	—	2,250,768	(5,749)
Total	$3,081,137	$(6,072)	$—	$—	$3,081,137	$(6,072)

*	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.

**	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.

***
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$1,634,592	$1,634,578	$1,435,031	$1,435,167
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	1,634,592	1,634,578	1,435,031	1,435,167
Mortgage-backed securities (2)	11,890,975	12,296,242	11,202,342	11,600,336
Total	$13,525,567	$13,930,820	$12,637,373	$13,035,503

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2012	December 31, 2011
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$1,634,592	$1,435,031
Total amortized cost of non-mortgage-backed securities	1,634,592	1,435,031
Amortized cost of mortgage-backed securities:
Fixed-rate	8,531,585	8,165,857
Variable-rate	3,359,390	3,036,485
Total amortized cost of mortgage-backed securities	11,890,975	11,202,342
Total	$13,525,567	$12,637,373

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the periods noted below in Table 5.6, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 5.6 - Proceeds and Gross Gains from Sale of Held-to-Maturity Securities (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds from sale of held-to-maturity securities	$—	$106,098	$507,531	$337,846
Gross gains from sale of held-to-maturity securities	—	2,830	29,292	8,849

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

For its other U.S. obligations, government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities) and TLGP investments, the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of September 30, 2012, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at September 30, 2012.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2011.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At September 30, 2012 and December 31, 2011, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	September 30, 2012		December 31, 2011
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in 1 year or less	$11,206,872	0.68%	$10,351,507	2.17%
Due after 1 year through 2 years	1,828,028	2.14	3,590,712	1.53
Due after 2 years through 3 years	5,702,954	1.01	3,140,472	1.63
Due after 3 years through 4 years	3,755,940	1.89	2,083,094	1.66
Due after 4 years through 5 years	6,690,622	1.28	4,280,282	2.12
Thereafter	6,332,524	1.28	4,392,430	2.36
Total par value	35,516,940	1.16	27,838,497	2.01

Commitment fees	(868)		(996)
Discount on AHP Advances	(20,403)		(22,955)
Premiums	3,863		4,126
Discount	(13,702)		(13,485)
Hedging adjustments	516,753		618,587

Total	$36,002,583		$28,423,774

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2012 and December 31, 2011, the FHLBank had callable Advances (in thousands) of $11,076,035 and $9,798,715.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2012	December 31, 2011
Due in 1 year or less	$19,762,496	$18,589,350
Due after 1 year through 2 years	1,512,985	1,833,661
Due after 2 years through 3 years	2,995,804	1,648,651
Due after 3 years through 4 years	1,704,910	1,087,444
Due after 4 years through 5 years	3,762,946	1,854,961
Thereafter	5,777,799	2,824,430
Total par value	$35,516,940	$27,838,497

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At September 30, 2012 and December 31, 2011, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,649,050 and $6,204,450.

Through December 2005, the FHLBank offered convertible Advances. Convertible Advances allow the FHLBank to convert an Advance from one interest-payment term structure to another. At September 30, 2012 and December 31, 2011, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $1,100,500 and $1,178,500.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	September 30, 2012	December 31, 2011
Due in 1 year or less	$14,866,522	$14,267,457
Due after 1 year through 2 years	1,654,328	3,475,312
Due after 2 years through 3 years	5,172,154	2,727,572
Due after 3 years through 4 years	2,736,940	1,731,594
Due after 4 years through 5 years	5,751,972	3,113,282
Thereafter	5,335,024	2,523,280
Total par value	$35,516,940	$27,838,497

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	September 30, 2012	December 31, 2011
Fixed-rate (1)
Due in one year or less	$8,557,246	$8,565,327
Due after one year	9,407,159	9,395,455
Total fixed-rate	17,964,405	17,960,782
Variable-rate (1)
Due in one year or less	2,260,957	1,390,502
Due after one year	15,291,578	8,487,213
Total variable-rate	17,552,535	9,877,715
Total par value	$35,516,940	$27,838,497

(1)	Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At September 30, 2012 and December 31, 2011, 32 percent and 54 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

September 30, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$8,500	24%	U.S. Bank, N.A.	$7,314	26%
Fifth Third Bank	4,982	14	PNC Bank, N.A. (1)	3,996	14
U.S. Bank, N.A.	4,494	13	Fifth Third Bank	2,533	9
PNC Bank, N.A. (1)	2,994	8	Total	$13,843	49%
Total	$20,970	59%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2012	December 31, 2011
Unpaid principal balance:
Fixed rate medium-term single-family mortgages (1)	$1,795,086	$1,655,696
Fixed rate long-term single-family mortgages	5,896,682	6,095,880
Total unpaid principal balance	7,691,768	7,751,576
Premiums	156,814	110,663
Discounts	(3,410)	(4,136)
Hedging basis adjustments (2)	20,660	12,916
Total mortgage loans held for portfolio	$7,865,832	$7,871,019

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2012	December 31, 2011
Unpaid principal balance:
Conventional loans	$6,627,238	$6,502,550
Government-guaranteed/insured loans	1,064,530	1,249,026
Total unpaid principal balance	$7,691,768	$7,751,576

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$2,251	29%	PNC Bank, N.A. (1)	$2,338	30%
PNC Bank, N.A. (1)	1,946	25	Union Savings Bank	2,068	27
Guardian Savings Bank FSB	498	6	Guardian Savings Bank FSB	643	8
Total	$4,695	60%	Liberty Savings Bank	419	5
			Total	$5,468	70%

(1)	Former member.

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

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At September 30, 2012 and December 31, 2011, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At September 30, 2012 and December 31, 2011, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the nine months ended September 30, 2012 or 2011.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank has not incurred any credit losses on credit products as of September 30, 2012 or December 31, 2011. Accordingly, the FHLBank has not recorded any allowance for credit losses on Advances.

At September 30, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLBank's best estimate of probable incurred losses at the Statement of Condition date. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a one-year period. Migration analysis is a methodology for determining, through the FHLBank's experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLBank then estimates how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from credit enhancements available. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended September 30,
Allowance for credit losses:	2012	2011
Balance, beginning of period	$19,498	$14,800
Charge-offs	(1,091)	(1,789)
(Reversal) provision for credit losses	(500)	2,289
Balance, end of period	$17,907	$15,300

	Nine Months Ended September 30,
Allowance for credit losses:	2012	2011
Balance, beginning of period	$20,750	$12,100
Charge-offs	(3,753)	(2,767)
Provision for credit losses	910	5,967
Balance, end of period	$17,907	$15,300

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	September 30, 2012	December 31, 2011
Collectively evaluated for impairment	$17,782	$20,653
Individually evaluated for impairment	$125	$97
Recorded investment, end of period:
Collectively evaluated for impairment	$6,811,672	$6,633,380
Individually evaluated for impairment	4,313	2,650
Total recorded investment	$6,815,985	$6,636,030

Credit Enhancements. The conventional mortgage loans under the Mortgage Purchase Program are supported by some combination of credit enhancements (primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated Mortgage Purchase Program pool). The amount of credit enhancements needed to protect the FHLBank against credit losses is determined through use of a third-party default model. These credit enhancements apply after a homeowner's equity is exhausted. Beginning in February 2011, the FHLBank discontinued the use of SMI for all new loan purchases and replaced it with expanded use of the LRA. The LRA is funded by the FHLBank as a portion of the purchase proceeds to cover expected losses. Excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established at the time of a Master Commitment Contract, subject to performance of the related loan pool. The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans.

Table 9.3 - Changes in the LRA (in thousands)

Nine Months Ended
September 30, 2012
LRA at beginning of year	$68,684
Additions	32,231
Claims	(2,336)
Scheduled distributions	(1,405)
LRA at end of period	$97,174

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2012
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$48,580	$60,956	$109,536
Past due 60-89 days delinquent	16,741	18,375	35,116
Past due 90 days or more delinquent	82,369	35,874	118,243
Total past due	147,690	115,205	262,895
Total current mortgage loans	6,668,295	964,051	7,632,346
Total mortgage loans	$6,815,985	$1,079,256	$7,895,241
Other delinquency statistics:
In process of foreclosure, included above (1)	$69,180	$16,016	$85,196
Serious delinquency rate (2)	1.21%	3.32%	1.50%
Past due 90 days or more still accruing interest (3)	$82,283	$35,874	$118,157
Loans on non-accrual status, included above	$2,338	$—	$2,338

	December 31, 2011
	Conventional Mortgage Purchase Program Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$58,559	$80,457	$139,016
Past due 60-89 days delinquent	25,861	26,893	52,754
Past due 90 days or more delinquent	90,835	55,720	146,555
Total past due	175,255	163,070	338,325
Total current mortgage loans	6,460,775	1,103,124	7,563,899
Total mortgage loans	$6,636,030	$1,266,194	$7,902,224
Other delinquency statistics:
In process of foreclosure, included above (1)	$76,471	$27,154	$103,625
Serious delinquency rate (2)	1.38%	4.41%	1.87%
Past due 90 days or more still accruing interest (3)	$90,835	$55,720	$146,555
Loans on non-accrual status, included above	$1,699	$—	$1,699

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

The FHLBank did not have any real estate owned at September 30, 2012 or December 31, 2011.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount. Under this type of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. The FHLBank had 21 and 13 modified loans considered troubled debt restructurings at September 30, 2012 and December 31, 2011, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	September 30, 2012	December 31, 2011
Conventional Mortgage Purchase Program Loans	$4,313	$2,650

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Defaulted troubled debt restructurings:
Conventional Mortgage Purchase Program Loans	$—	$273	$—	$273

Modified loans that subsequently default recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At September 30, 2012 and December 31, 2011, only certain conventional Mortgage Purchase Program loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	September 30, 2012			December 31, 2011
Conventional Mortgage Purchase Program loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$2,061	$2,031	$—	$951	$934	$—
With an allowance	2,252	2,232	125	1,699	1,682	97
Total	$4,313	$4,263	$125	$2,650	$2,616	$97

Table 9.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended September 30,
	2012		2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional Mortgage Purchase Program Loans	$4,319	$59	$2,202	$30

	Nine Months Ended September 30,
	2012		2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional Mortgage Purchase Program Loans	$3,673	$152	$1,193	$49

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

The most common ways in which the FHLBank uses derivatives are to:

▪	reduce the interest rate sensitivity and repricing gaps of assets and liabilities;

▪	manage embedded options in assets and liabilities;

▪	reduce funding costs by combining a derivative with a Consolidated Obligation Bond, as the cost of a combined funding structure can be lower than the cost of a comparable Consolidated Obligation Bond;

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$10,688,675	$76,047	$548,881
Derivatives not designated as hedging instruments:
Interest rate swaps	3,624,000	3,721	16,727
Mortgage delivery commitments	165,937	3,412	1
Total derivatives not designated as hedging instruments	3,789,937	7,133	16,728
Total derivatives before netting and collateral adjustments	$14,478,612	83,180	565,609
Netting adjustments		(71,315)	(71,315)
Cash collateral and related accrued interest		(2,700)	(358,528)
Total collateral and netting adjustments (1)		(74,015)	(429,843)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$9,165	$135,766

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$13,673,975	$77,803	$665,903
Derivatives not designated as hedging instruments:
Interest rate swaps	5,079,000	216	17,609
Forward rate agreements	375,000	—	3,143
Mortgage delivery commitments	431,264	2,281	79
Total derivatives not designated as hedging instruments	5,885,264	2,497	20,831
Total derivatives before netting and collateral adjustments	$19,559,239	80,300	686,734
Netting adjustments		(73,188)	(73,188)
Cash collateral and related accrued interest		(2,200)	(508,262)
Total collateral and netting adjustments (1)		(75,388)	(581,450)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$4,912	$105,284

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 10.2 presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains (Losses) on Derivatives and Hedging Activities (in thousands)

	Three Months Ended September 30,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(1,121)	$(571)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(241)	(5,892)
Forward rate agreements	(496)	(13,209)
Net interest settlements	(397)	755
Mortgage delivery commitments	5,683	15,601
Total net gains (losses) related to derivatives not designated as hedging instruments	4,549	(2,745)
Net gains (losses) on derivatives and hedging activities	$3,428	$(3,316)

	Nine Months Ended September 30,
	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$5,724	$6,946
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	3,480	(7,235)
Forward rate agreements	(8,645)	(17,257)
Net interest settlements	(2,421)	3,276
Mortgage delivery commitments	12,230	16,118
Total net gains (losses) related to derivatives not designated as hedging instruments	4,644	(5,098)
Net gains on derivatives and hedging activities	$10,368	$1,848

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended September 30,
2012	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$6,931	$(7,285)	$(354)	$(50,214)
Consolidated Bonds	117	(884)	(767)	9,347
Total	$7,048	$(8,169)	$(1,121)	$(40,867)
2011
Hedged Item Type:
Advances	$(59,691)	$58,671	$(1,020)	$(91,942)
Consolidated Bonds	4,961	(4,512)	449	12,986
Total	$(54,730)	$54,159	$(571)	$(78,956)

	Nine Months Ended September 30,
2012	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$106,351	$(99,761)	$6,590	$(209,459)
Consolidated Bonds	(507)	(359)	(866)	27,560
Total	$105,844	$(100,120)	$5,724	$(181,899)
2011
Hedged Item Type:
Advances	$21,667	$(15,000)	$6,667	$(279,399)
Consolidated Bonds	(5,397)	5,676	279	53,165
Total	$16,270	$(9,324)	$6,946	$(226,234)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at September 30, 2012 and December 31, 2011, the FHLBank management did not anticipate any credit losses on its derivative agreements. See Note 18 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk and Note 19 for a discussion of a dispute with a past counterparty.

Table 10.4 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 10.4 - Credit Risk Exposure (in thousands)

	September 30, 2012	December 31, 2011
Total net exposure at fair value (1)	$11,865	$7,112
Cash collateral	2,700	2,200
Net positive exposure after cash collateral	$9,165	$4,912

(1)	Includes net accrued interest receivables of (in thousands) $1,602 and $1,060 at September 30, 2012 and December 31, 2011.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at September 30, 2012 was (in thousands) $494,293, for which the FHLBank had posted collateral of (in thousands) $358,528 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $28,373 of collateral (at fair value) to its derivatives counterparties at September 30, 2012.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	September 30, 2012	December 31, 2011
Interest bearing:
Demand and overnight	$1,006,491	$952,743
Term	128,650	90,925
Other	22,905	23,620
Total interest bearing	1,158,046	1,067,288

Non-interest bearing:
Other	16,931	16,244
Total non-interest bearing	16,931	16,244
Total deposits	$1,174,977	$1,083,532
The average interest rates paid on interest bearing deposits were 0.04 percent and 0.03 percent in the three months ended September 30, 2012 and 2011, respectively, and 0.03 percent and 0.05 percent in the nine months ended September 30, 2012 and 2011, respectively.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $128,575 and $90,850 as of September 30, 2012 and December 31, 2011.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$12,976,050	1.22%	$10,198,600	1.52%
Due after 1 year through 2 years	5,769,500	1.76	6,351,450	2.08
Due after 2 years through 3 years	2,412,000	2.22	2,723,500	3.01
Due after 3 years through 4 years	2,372,000	2.62	1,600,000	2.81
Due after 4 years through 5 years	1,846,000	2.32	1,873,000	3.36
Thereafter	4,259,000	2.93	5,861,000	3.59
Index amortizing notes	63,659	5.08	118,397	4.99
Total par value	29,698,209	1.84	28,725,947	2.41

Premiums	76,928		76,482
Discounts	(17,678)		(19,990)
Hedging adjustments	67,150		66,809
Fair value option valuation adjustment and accrued interest	3,396		5,296

Total	$29,828,005		$28,854,544

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
September 30, 2012	$31,534,750	$31,539,123	0.11%
December 31, 2011	$26,136,303	$26,137,977	0.03%

(1)	Represents an implied rate without consideration of concessions.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	September 30, 2012	December 31, 2011
Par value of Consolidated Bonds:
Non-callable/nonputable	$23,519,209	$20,981,947
Callable	6,179,000	7,744,000
Total par value	$29,698,209	$28,725,947

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2012	December 31, 2011
Due in 1 year or less	$16,800,050	$15,855,600
Due after 1 year through 2 years	5,809,500	5,703,450
Due after 2 years through 3 years	1,692,000	2,406,500
Due after 3 years through 4 years	1,842,000	1,080,000
Due after 4 years through 5 years	1,324,000	1,403,000
Thereafter	2,167,000	2,159,000
Index amortizing notes	63,659	118,397

Total par value	$29,698,209	$28,725,947

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2012	December 31, 2011
Par value of Consolidated Bonds:
Fixed-rate	$26,018,209	$27,285,947
Variable-rate	3,680,000	1,440,000
Total par value	$29,698,209	$28,725,947

At September 30, 2012 and December 31, 2011, 32 percent and 33 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $9,170 and $11,707 at September 30, 2012 and December 31, 2011. The amortization of such concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $7,916 and $6,195 during the three months ended September 30, 2012 and 2011, respectively, and (in thousands) $18,149 and $12,520 during the nine months ended September 30, 2012 and 2011, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2011	$74,195
Expense (current year additions)	19,869
Subsidy uses, net	(13,259)
Balance at September 30, 2012	$80,805

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	September 30, 2012		December 31, 2011
	Required	Actual	Required	Actual

Risk-based capital	$480,881	$4,160,432	$387,038	$3,844,889
Capital-to-assets ratio (regulatory)	4.00%	6.19%	4.00%	6.37%
Regulatory capital	$2,686,840	$4,160,432	$2,415,861	$3,844,889
Leverage capital-to-assets ratio (regulatory)	5.00%	9.29%	5.00%	9.55%
Leverage capital	$3,358,550	$6,240,648	$3,019,827	$5,767,334

Restricted Retained Earnings. In accordance with the Joint Capital Enhancement Agreement, starting in the third quarter of 2011, each FHLBank contributes 20 percent of its net income to a separate restricted retained earnings account. At September 30, 2012 and December 31, 2011 the FHLBank had (in thousands) $45,694 and $11,683 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2011	$274,781
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	193
Other redemptions	16,725
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(55,375)
Other redemptions	(16,725)
Balance, September 30, 2012	$219,599

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2012	December 31, 2011
Due in 1 year or less	$1,760	$104
Due after 1 year through 2 years	420	1,976
Due after 2 years through 3 years	215,784	268,675
Due after 3 years through 4 years	—	530
Due after 4 years through 5 years	—	1,800
Past contractual redemption date due to remaining activity(1)	1,635	1,696
Total par value	$219,599	$274,781

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income for the nine months ended September 30, 2012 and 2011.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2010	$(264)	$(7,459)	$(7,723)
Other comprehensive (loss) income	(353)	679	326
BALANCE, SEPTEMBER 30, 2011	$(617)	$(6,780)	$(7,397)

BALANCE, DECEMBER 31, 2011	$(1,014)	$(9,987)	$(11,001)
Other comprehensive income	1,014	715	1,729
BALANCE, SEPTEMBER 30, 2012	$—	$(9,272)	$(9,272)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $917,000 and $1,639,000 in the three months ended September 30, 2012 and 2011, respectively, and $3,096,000 and $3,734,000 in the nine months ended September 30, 2012 and 2011, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $186,000 and $181,000 in the three months ended September 30, 2012 and 2011, respectively, and $700,000 and $673,000 in the nine months ended September 30, 2012 and 2011, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$156	$103	$23	$13
Interest cost	215	289	37	50
Amortization of unrecognized prior service benefit	—	(1)	—	—
Amortization of net loss	27	247	3	—
Net periodic benefit cost	$398	$638	$63	$63

	Nine Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2012	2011	2012	2011
Net Periodic Benefit Cost
Service cost	$434	$355	$54	$40
Interest cost	722	846	150	148
Amortization of unrecognized prior service benefit	—	(1)	—	—
Amortization of net loss	698	680	17	—
Net periodic benefit cost	$1,854	$1,880	$221	$188

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2012
Net interest income	$52,856	$30,441	$83,297
Reversal for credit losses	—	(500)	(500)
Net interest income after reversal for credit losses	52,856	30,941	83,797
Other (loss) income	(9,359)	5,188	(4,171)
Other expenses	13,097	1,972	15,069
Income before assessments	30,400	34,157	64,557
Affordable Housing Program	3,303	3,416	6,719
Net income	$27,097	$30,741	$57,838
Average assets	$59,428,906	$8,073,916	$67,502,822
Total assets	$59,292,700	$7,878,311	$67,171,011

2011
Net interest income	$35,395	$9,039	$44,434
Provision for credit losses	—	2,289	2,289
Net interest income after provision for credit losses	35,395	6,750	42,145
Other (loss) income	(8,860)	2,392	(6,468)
Other expenses	12,442	2,232	14,674
Income before assessments	14,093	6,910	21,003
Affordable Housing Program	1,697	691	2,388
Net income	$12,396	$6,219	$18,615
Average assets	$58,762,933	$7,781,506	$66,544,439
Total assets	$59,014,837	$7,906,602	$66,921,439

	Nine Months Ended September 30,
	Traditional Member Finance	Mortgage Purchase Program	Total
2012
Net interest income	$145,427	$71,424	$216,851
Provision for credit losses	—	910	910
Net interest income after provision for credit losses	145,427	70,514	215,941
Other income	13,747	3,589	17,336
Other expenses	37,489	5,866	43,355
Income before assessments	121,685	68,237	189,922
Affordable Housing Program	13,045	6,824	19,869
Net income	$108,640	$61,413	$170,053
Average assets	$57,009,859	$8,081,309	$65,091,168
Total assets	$59,292,700	$7,878,311	$67,171,011

2011
Net interest income	$126,591	$54,738	$181,329
Provision for credit losses	—	5,967	5,967
Net interest income after provision for credit losses	126,591	48,771	175,362
Other loss	(1,633)	(1,134)	(2,767)
Other expenses	36,182	6,157	42,339
Income before assessments	88,776	41,480	130,256
Affordable Housing Program	8,618	3,521	12,139
REFCORP	13,378	6,266	19,644
Total assessments	21,996	9,787	31,783
Net income	$66,780	$31,693	$98,473
Average assets	$60,784,407	$7,663,337	$68,447,744
Total assets	$59,014,837	$7,906,602	$66,921,439

Note 18 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the FHLBank as of September 30, 2012 and December 31, 2011. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

The Fair Value Summary Table included in this note does not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	September 30, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$12,728	$12,728	$12,728	$—	$—	$—
Interest-bearing deposits	220	220	—	220	—	—
Securities purchased under resale agreements	2,200,000	2,200,000	—	2,200,000	—	—
Federal funds sold	5,540,000	5,540,000	—	5,540,000	—	—
Trading securities	1,904,110	1,904,110	—	1,904,110	—	—
Held-to-maturity securities	13,525,567	13,930,820	—	13,930,820	—	—
Advances	36,002,583	36,217,607	—	36,217,607	—	—
Mortgage loans held for portfolio, net	7,847,925	8,335,524	—	8,335,524	—	—
Accrued interest receivable	107,555	107,555	—	107,555	—	—
Derivative assets	9,165	9,165	—	83,180	—	(74,015)

Liabilities:
Deposits	1,174,977	1,174,935	—	1,174,935	—	—
Consolidated Obligations:
Discount Notes	31,534,750	31,535,771	—	31,535,771	—	—
Bonds (2)	29,828,005	30,603,668	—	30,603,668	—	—
Mandatorily redeemable capital stock	219,599	219,599	219,599	—	—	—
Accrued interest payable	116,179	116,179	—	116,179	—	—
Derivative liabilities	135,766	135,766	—	565,609	—	(429,843)

Other:
Standby bond purchase agreements	—	1,508	—	1,508	—	—

(1)
    Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Includes (in thousands) $3,253,396 of Consolidated Bonds recorded under the fair value option at September 30, 2012.

	December 31, 2011
Financial Instruments	Carrying Value	Fair Value
Assets:
Cash and due from banks	$2,033,944	$2,033,944
Interest-bearing deposits	119	119
Securities purchased under resale agreements	—	—
Federal funds sold	2,270,000	2,270,000
Trading securities	2,862,648	2,862,648
Available-for-sale securities	4,171,142	4,171,142
Held-to-maturity securities	12,637,373	13,035,503
Advances	28,423,774	28,699,758
Mortgage loans held for portfolio, net	7,850,269	8,342,709
Accrued interest receivable	114,266	114,266
Derivative assets	4,912	4,912

Liabilities:
Deposits	1,083,532	1,083,312
Consolidated Obligations:
Discount Notes	26,136,303	26,137,014
Bonds (1)	28,854,544	29,774,780
Mandatorily redeemable capital stock	274,781	274,781
Accrued interest payable	142,212	142,212
Derivative liabilities	105,284	105,284

Other:
Standby bond purchase agreements	—	1,595

(1)	Includes (in thousands) $4,900,296 of Consolidated Bonds recorded under the fair value option at December 31, 2011.

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers during the nine months ended September 30, 2012 or 2011.

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

Trading securities: The FHLBank's trading portfolio generally consists of U.S. Treasury obligations, bonds issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities), and mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

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

Available-for-sale securities: The FHLBank's available-for-sale portfolio generally consists of certificates of deposit. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

Held-to-maturity securities: The FHLBank's held-to-maturity portfolio generally consists of discount notes issued by Freddie Mac and/or Fannie Mae, TLGP notes, and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security is determined by using the third-party vendor approach described above. The fair value for discount notes is determined using the income approach described above. The fair value for TLGP notes is determined based on each security's indicative market price obtained from a third-party vendor excluding accrued interest. The FHLBank uses various techniques to validate the fair values received from third-party vendors for accuracy and reasonableness.

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

Mortgage loans held for portfolio, net: The fair values of performing mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank's Mortgage Purchase Program pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans; the FHLBank then adjusts these indicative prices to account for particular features of the FHLBank's Mortgage Purchase Program that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to:

▪	the Mortgage Purchase Program's credit enhancements; and

▪	marketing adjustments that reflect the FHLBank's cooperative business model and preferences for particular kinds of loans and mortgage note rates.

These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

In order to determine the fair values, the loan amounts are also reduced for the FHLBank's estimate of expected net credit losses.

Accrued interest receivable and payable: The fair value approximates the carrying value.

Derivative assets/liabilities: The FHLBank's derivative assets/liabilities generally consist of interest rate swaps, to-be-announced mortgage-backed securities (forward rate agreements), and mortgage delivery commitments. The FHLBank's interest rate swaps are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate swap using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate swaps, including the period to maturity, as well as the significant inputs noted below. The fair value determination uses the standard valuation technique of discounted cash flow analysis.

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at September 30, 2012 or December 31, 2011.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the FHLBanks to determine whether the fair values of Consolidated Obligation Bonds have been significantly affected during the reporting period by changes in the instrument-specific credit risk. No adjustments were considered necessary at September 30, 2012 or December 31, 2011.

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

Fair Value on a Recurring Basis.

Table 18.2 presents the fair value of financial assets and liabilities, by level, within the fair value hierarchy which are recorded on a recurring basis at September 30, 2012 and December 31, 2011.

Table 18.2 - Hierarchy Level for Financial Assets and Liabilities - Recurring (in thousands)

		Fair Value Measurements at September 30, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Assets
Trading securities:
Government-sponsored enterprises debt securities	$1,902,111	$—	$1,902,111	$—	$—
Other U.S. obligation residential mortgage-backed securities	1,999	—	1,999	—	—
Total trading securities	1,904,110	—	1,904,110	—	—
Derivative assets:
Interest rate swaps	5,753	—	79,768	—	(74,015)
Mortgage delivery commitments	3,412	—	3,412	—	—
Total derivative assets	9,165	—	83,180	—	(74,015)
Total assets at fair value	$1,913,275	$—	$1,987,290	$—	$(74,015)

Liabilities
Consolidated Obligation Bonds (2)	$3,253,396	$—	$3,253,396	$—	$—
Derivative liabilities:
Interest rate swaps	135,765	—	565,608	—	(429,843)
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	135,766	—	565,609	—	(429,843)
Total liabilities at fair value	$3,389,162	$—	$3,819,005	$—	$(429,843)

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

Table 18.3 – Fair Value Option Financial Liabilities (in thousands)

	Three Months Ended September 30,
	2012	2011
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(4,687,996)	$(2,231,866)
New transactions elected for fair value option	—	(2,560,000)
Maturities and terminations	1,435,000	685,000
Net losses on instruments held under fair value option	(624)	(355)
Change in accrued interest	224	(172)
Balance at end of period	$(3,253,396)	$(4,107,393)

	Nine Months Ended September 30,
	2012	2011
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(4,900,296)	$—
New transactions elected for fair value option	(2,365,000)	(6,356,000)
Maturities and terminations	4,010,000	2,251,000
Net gains (losses) on instruments held under fair value option	1,811	(893)
Change in accrued interest	89	(1,500)
Balance at end of period	$(3,253,396)	$(4,107,393)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds
Interest expense	$(2,264)	$(2,460)	$(7,463)	$(5,768)
Net (losses) gains on changes in fair value under fair value option	(624)	(355)	1,811	(893)
Total changes in fair value included in current period earnings	$(2,888)	$(2,815)	$(5,652)	$(6,661)

For items recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net (losses) gains on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of September 30, 2012 or December 31, 2011.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2012			December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$3,250,000	$3,253,396	$3,396	$4,895,000	$4,900,296	$5,296

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2012			December 31, 2011
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$3,787,695	$183,227	$3,970,922	$4,684,850	$152,933	$4,837,783
Commitments for standby bond purchases	313,055	66,760	379,815	35,000	363,780	398,780
Commitment to purchase mortgage loans	165,937	—	165,937	431,264	—	431,264
Unsettled Consolidated Bonds, at par (1) (2)	960,000	—	960,000	540,000	—	540,000
Unsettled Consolidated Discount Notes, at par (2)	375,307	—	375,307	57,729	—	57,729

(1)	Of the total unsettled Consolidated Bonds, $0 and $500,000 (in thousands) were hedged with associated interest rate swaps at September 30, 2012 and December 31, 2011, respectively.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Legal Proceedings. The FHLBank is subject to legal proceedings arising in the normal course of business. In March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the automatic early termination of those transactions and the market value fee the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. In May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLBank participated in a non-binding mediation in New York in August 2010, and counsel for the FHLBank continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously dispute any claim for additional amounts.

The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank's financial condition or results of operations.

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2012 or December 31, 2011. The following table details the average daily balance of lending between the FHLBank and other FHLBanks for the nine months ended September 30.

Table 20.1 - Lending Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2012	2011
Loans to other FHLBanks	$2,427	$3,833

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the nine months ended September 30, 2012 or 2011. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2012		December 31, 2011
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$915	2.6%	$883	3.2%
Mortgage Purchase Program	39	0.5	42	0.5
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	228	6.2	173	5.1
Derivatives	—	—	—	—

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

Table 21.2 - Capital Stock, Advances, and Mortgage Purchase Program Principal Balances to Members and Former Members (dollars in millions)

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
September 30, 2012	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$592	16%	$4,494	$58
Fifth Third Bank	401	11	4,982	6
JPMorgan Chase Bank, N.A.	265	7	8,500	—
PNC Bank, N.A. (1)	191	5	2,994	1,946
Total	$1,449	39%	$20,970	$2,010

(1)	Former member.

				Mortgage Purchase
	Regulatory Capital Stock		Advance	Program Unpaid
December 31, 2011	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,314	$67
Fifth Third Bank	401	12	2,533	7
PNC Bank, N.A. (1)	243	7	3,996	2,338
KeyBank, N.A.	179	5	220	—
Total	$1,414	41%	$14,063	$2,412

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings extended to any of these nonmember affiliates during the nine months ended September 30, 2012 or 2011.

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

EXECUTIVE OVERVIEW

Financial Highlights

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$67,171	$67,466	$61,976	$60,397	$66,921
Advances	36,002	35,095	27,177	28,424	30,345
Mortgage loans held for portfolio	7,866	8,114	8,237	7,871	7,889
Allowance for credit losses on mortgage loans	18	20	21	21	15
Investments (1)	23,170	23,359	26,419	21,941	26,054
Consolidated Obligations, net:
Discount Notes	31,535	30,539	27,076	26,136	33,339
Bonds	29,828	31,319	29,317	28,855	27,511
Total Consolidated Obligations, net	61,363	61,858	56,393	54,991	60,850
Mandatorily redeemable capital stock	219	265	270	275	331
Capital:
Capital stock - putable	3,428	3,259	3,141	3,126	3,106
Retained earnings	513	488	467	444	436
Accumulated other comprehensive loss	(9)	(9)	(10)	(11)	(8)
Total capital	3,932	3,738	3,598	3,559	3,534

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$83	$53	$81	$68	$44
(Reversal) provision for credit losses	(1)	—	1	7	2
Other (loss) income	(4)	22	(1)	(2)	(6)
Other expenses	15	14	14	14	15
Assessments	7	6	7	5	2
Net income	$58	$55	$58	$40	$19

Dividend payout ratio (2)	58%	60%	61%	79%	167%

Weighted average dividend rate (3)	4.25%	4.25%	4.50%	4.00%	4.00%
Return on average equity	6.05	6.03	6.50	4.44	2.07
Return on average assets	0.34	0.34	0.37	0.25	0.11
Net interest margin (4)	0.49	0.33	0.52	0.42	0.27
Average equity to average assets	5.64	5.61	5.68	5.57	5.36
Regulatory capital ratio (5)	6.19	5.95	6.26	6.37	5.79
Operating expense to average assets	0.062	0.068	0.076	0.065	0.072

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2012	2011	2011	2012	2011	2011

Total Assets	$67,171	$66,921	$60,397	$65,091	$68,448	$67,288
Mission Asset Activity:
Advances (principal)	35,517	29,691	27,839	30,175	28,697	28,635
Mortgage Purchase Program:
Mortgage loans held for portfolio (principal)	7,692	7,784	7,752	7,914	7,554	7,610
Mandatory Delivery Contracts (notional)	166	277	431	299	254	268
Total Mortgage Purchase Program	7,858	8,061	8,183	8,213	7,808	7,878
Letters of Credit (notional)	3,971	4,531	4,838	4,231	5,413	5,219
Total Mission Asset Activity	$47,346	$42,283	$40,860	$42,619	$41,918	$41,732

The FHLBank continued to fulfill its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The first nine months of 2012 continued the overall trends in our financial condition experienced since Mission Asset Activity peaked in the fourth quarter of 2008, although we did experience Advance growth in the second and third quarters of this year. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply. All these conditions continue to exist.

Total assets at September 30, 2012 increased $6.8 billion (11 percent) from year-end 2011, led by Advances. By contrast, average asset balances in the first three quarters were $3.4 billion (five percent) lower compared to the same period of 2011, mostly due to lower liquidity investment balances.

The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and the Mortgage Purchase Program (MPP) – was $47.3 billion at September 30, 2012, an increase of $6.5 billion (16 percent) from year-end 2011. The increase was led by a $7.7 billion increase in the principal balance of Advances. Most of the Advance growth was due to borrowings by two large-asset members. Average Advance principal balances in the first nine months of 2012 increased $1.5 billion (five percent) from the same period of 2011.

The principal balance of mortgage loans held for portfolio in the MPP fell $0.1 billion (one percent) from year-end 2011. During the first nine months of 2012, the FHLBank purchased $1.9 billion of mortgage loans, while principal paydowns totaled $2.0 billion.

As of September 30, 2012, members funded on average 3.2 percent of their assets with Advances, and the penetration rate was relatively stable with almost 75 percent of members holding Mission Asset Activity. These ratios were similar to those of 2011. The number of active sellers and participants, and member interest, in the MPP remained at strong levels.

Based on our earnings during the first three quarters of 2012, we contributed $20 million to the Affordable Housing Program pool of funds to be awarded to members in 2013. This continued a trend of adding to the available funds each quarter since the inception of the program in 1990. We also continued to offer two voluntary housing programs, the Carol M. Peterson Housing Fund and the Disaster Reconstruction Program. In the first nine months of 2012, over $2 million was awarded under these programs.

Other Assets
The balance of investments at September 30, 2012 was $23.2 billion, an increase of $1.2 billion (six percent) from year-end 2011. Average investment balances were $26.1 billion in the first nine months of 2012, a decrease of $5.0 billion (16 percent) from the same period in 2011. The changes in ending and average balances reflected normal periodic variation in holdings, particularly of short-term liquidity investments as affected by our perceived liquidity needs, the availability of acceptable net spreads, and the number of eligible counterparties that met our unsecured credit risk criteria.

The investment balance at the end of the quarter included $11.9 billion of mortgage-backed securities and $11.3 billion of other investments, which are mostly short-term liquidity instruments. All of our mortgage-backed securities held at September 30, 2012 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Capital
Capital adequacy continued to be strong in the first nine months of 2012, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at September 30, 2012 was 5.85 percent, while the regulatory capital-to-assets ratio was 6.19 percent. Both ratios were well above the regulatory required minimum of 4.00 percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The dollar amounts of GAAP and regulatory capital increased ten percent and eight percent, respectively, between year-end 2011 and the end of the third quarter of 2012.

Total retained earnings were $513 million at September 30, 2012, an increase of $69 million (15 percent) from year-end 2011. Total retained earnings were comprised of $467 million unrestricted and $46 million restricted.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2012	2011	2012	2011	2011

Net income	$58	$19	$170	$98	$138
Affordable Housing Program accrual	7	2	20	12	17
Return on average equity (ROE)	6.05%	2.07%	6.19%	3.70%	3.89%
Return on average assets	0.34	0.11	0.35	0.19	0.21
Weighted average dividend rate	4.25	4.00	4.33	4.33	4.25
Average 3-month LIBOR	0.42	0.30	0.47	0.29	0.34
Average overnight Federal funds effective rate	0.14	0.08	0.13	0.11	0.10
ROE spread to 3-month LIBOR	5.63	1.77	5.72	3.41	3.55
Dividend rate spread to 3-month LIBOR	3.83	3.70	3.86	4.04	3.91
ROE spread to Federal funds effective rate	5.91	1.99	6.06	3.59	3.79
Dividend rate spread to Federal funds effective rate	4.11	3.92	4.20	4.22	4.15

The spreads between ROE and short-term interest rates, for which we use 3-month LIBOR and Federal funds as a proxy, are market benchmarks we believe stockholders use to assess the competitiveness of return on their capital investment in our company. Earnings continued to be sufficient to provide competitive returns to stockholders' capital investment. Consistent with experience over the last several years, ROE was significantly above short-term rates, resulting in the ROE spreads being wider than the historical average spreads.

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

The increase in operating results and profitability for the 2012 periods compared to the 2011 periods resulted from the following favorable factors, which more than offset the combined effect of several unfavorable factors:

▪
Net amortization expense of purchase premiums on mortgage assets and of premium/discounts and concession costs on Consolidated Obligations decreased $23 million and $1 million in the three- and nine-month comparisons, respectively, mainly due to lower mortgage amortization.

Recognition of net amortization can be very sensitive to changes in actual and projected prepayments as normally occurs when mortgage and interest rates change. Although primary mortgage rates and long-term LIBOR did trend downward in the first nine months of 2011 and 2012, the movement was larger in the 2011 periods, which resulted in greater amortization in 2011. In addition, actual and projected prepayment speeds have slowed moderately based on observed trends and patterns in mortgage rates, benchmark LIBOR, and the housing market and therefore resulted in favorable adjustments to net mortgage amortization.

▪
Portfolio funding costs were lower due to management's actions related to asset liability management and market risk exposure particularly in the third quarter of 2012. We continued to call a significant amount of high-cost debt (Consolidated Bonds) before their final maturities and replaced them with new debt at substantially lower rates. In addition, the amount of mortgage assets we funded with short-term debt increased in the third quarter of 2012.

▪
We use Discount Notes to fund a substantial amount of LIBOR-indexed assets, most of which reprice at one- or three-month intervals. The average spread between 3-month LIBOR assets (mostly Advances) and short-term Discount Note debt was wider in the last quarter of 2011 and first three quarters of 2012 because of, among other reasons, concerns over the financial turmoil in Europe (one-month spreads were not affected). The amount of such asset-funding relationship that earned this wider spread averaged approximately $4 billion in the first nine months of 2012.

This factor was present, but less important, to the comparison of third quarter operating results because the spread narrowed towards long-term historical averages during the quarter and because the amount of such basis funding declined in the third quarter.

▪	Earnings improved in the three-months comparison from a shift in asset composition towards higher-yielding Advances and mortgage assets.

▪
Realized gains from the clean-up sales of certain mortgage-backed securities rose $20 million in the nine-month comparison. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under the FHLBank's periodic clean-up process.

▪	Changes in the unrealized market values of derivative and hedging activities raised non-interest income by $7 million and $8 million in the three- and nine-months comparisons, respectively.

▪
The FHLBank System’s Resolution Funding Corporation (REFCORP) obligation was satisfied at the end of the second quarter of 2011. REFCORP, which had been recorded as a reduction to net income, was replaced with an allocation of 20 percent of net income to a separate restricted retained earnings account under the Joint Capital Enhancement Agreement. This change had a $19 million favorable impact to net income in the nine-month comparison.

Update on Business Outlook, Risk Factors, and Risk Exposures

This section summarizes and updates from our 2011 Form 10-K filing our major current risk exposures and current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Business Outlook--Strategic/Business Risk
Advances. We cannot predict the future trend of Mission Asset Activity because it depends on, among other things, the state of the economy, conditions in the housing markets, the government's liquidity programs, the willingness and ability of financial institutions to expand lending, and regulatory initiatives that could affect demand for our Mission Asset Activity. All members except a few continued to have limited demand for Advance growth in the first nine months of 2012. We would expect to see a broad-based increase in Advance demand when one or more of the following occur: the economy experiences a sustained improvement; the Federal Reserve System's monetary policy tightens; or the government's liquidity and expanded deposit guarantee programs wind down. Additionally, there are $3.7 billion of Advances held by former members that will pay down over the next several years.

Two national financial institutions became members in 2012, and one had Advance borrowings at September 30, 2012 totaling $8.5 billion. The addition of these new members may, over time, result in further increases to Advance balances that also may further change the composition of our largest Advance borrowers.

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

Potential statutory and regulatory changes, or implementation of statutory and regulatory actions being promulgated, that could affect our Advance business include: limitations on Advance lending to large financial institutions; prohibition under Basel III for institutions to incorporate unused FHLBank System borrowing capacity as sources of liquidity; development of a covered bond market; and members' implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act).

MPP. Our strategy for the MPP continues to emphasize moderate growth and a prudent balance limit relative to capital. This strategy will help ensure that our exposure to market and credit risk remains consistent with our conservative risk management principles, cooperative business model, and status as a government-sponsored enterprise. We will continue to emphasize recruiting community financial institution members and increasing the number of regular sellers.

The primary regulation currently affecting growth of MPP balances is that if our purchases in a calendar year exceed $2.5 billion, we are required by regulation to enact affordable housing goals for the MPP. We believe these could be operationally costly to administer and could increase credit risk exposure and reputational risk. As a result, we currently plan to limit our calendar year purchases to less than $2.5 billion as long as this regulatory requirement, as currently interpreted, is in place.

Legislative and Regulatory Risk
The legislative and regulatory environment in which we operate continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008 (HERA) and the Dodd-Frank Act. Legislative and regulatory actions for the first nine months of 2012 that we believe could significantly impact our company are summarized below.

Supervision and Regulation of Nonbank Financial Companies. In April 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule to be effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve) and to be subject to certain heightened prudential standards. The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether a nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBank, the Finance Agency). We would be designated a nonbank financial company pursuant to a separate rule that has been proposed by the Federal Reserve. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional prudential standards, our operations and business could be adversely impacted by resulting additional regulatory costs and potential restrictions on our business activities.

Dodd-Frank Act Developments. Together with the other FHLBanks, we continue to monitor rulemakings pursuant to implementing the derivatives reform under the Dodd-Frank Act. We also continue to implement the processes and documentation necessary to comply with the Dodd-Frank Act as we currently understand the requirements, many of which are still being promulgated. The following major regulatory actions related to the Dodd-Frank Act were issued in the first nine months of 2012.

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

The U.S. Commodity Futures Trading Commission (CFTC) will issue rules regarding which swaps will be subject to mandatory clearing requirements. In July 2012, the CFTC issued a proposed swap determination rule, which determined that swaps containing optionality would not be required to clear. The proposed rule also included a compliance schedule which, subject to finalization of the rule, would infer that the FHLBank would have to submit swaps for clearing starting approximately in April 2013.

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

Regulation on Prudential Management and Operations Standards. In June 2012, the Finance Agency issued a final rule effective August 7, 2012 regarding prudential standards for the management and operations of the FHLBanks. If the Finance Agency determines that the FHLBank has failed to meet one or more of the standards, the rule states that the FHLBank may be required to file a corrective action plan. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock.

Proposed Regulation on Stress Testing. The Finance Agency issued a proposed rulemaking in October 2012 that would implement a provision in the Dodd-Frank Act requiring certain financial companies to conduct annual capital stress tests, which would be used to evaluate capital adequacy to absorb losses under adverse economic and market conditions. The Finance Agency would issue guidance to conduct the stress tests, which, as required by the Dodd-Frank Act, would be generally consistent to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress test to the Finance Agency and Federal Reserve and to publicly disclose a summary report. In part because the specific requirements for stress tests have not been yet established, we cannot predict the impacts, if any, of the stress test requirement on our financial condition or results of operations.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. In October 2012, the Finance Agency issued a notice requesting comments on a proposed Advisory Bulletin that would set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members of the FHLBanks. The proposed Bulletin is based on the Finance Agency's contention that lending to insurance company members may expose the FHLBanks to certain risks that are not associated with Advances to insured depository institution members. Although we currently believe the proposal, if implemented, would primarily result in making changes in and expanding operational management to how we mitigate credit risk related to insurance company members given our existing policies and practices, we cannot yet predict the impacts, if any, on our financial condition or results of operations.

Market Risk and Profitability
Market risk exposure in the first nine months of 2012 was on average moderate, well within policy limits, and below long-term historical average exposure. Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates would change by extremely large amounts in a short period of time.

Credit Risk
In the first nine months of 2012, we continued to experience limited overall credit risk exposure from offering Advances, making investments, and executing derivative transactions; and a moderate amount of credit risk exposure related to credit losses in the MPP. Consistent with previous years, the FHLBank required no loss reserve for Advances and considered no investments to be other-than-temporarily impaired at September 30, 2012. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to mitigate these risks.

The allowance for credit losses in the MPP was $18 million and $21 million at September 30, 2012 and December 31, 2011, respectively. We believe the portfolio's credit risk will remain moderate and manageable under most scenarios. In an adverse scenario of further large reductions in home prices, sustained elevated levels of unemployment, or failure of one or more mortgage insurance providers, credit losses experienced in the portfolio, net of credit enhancements, could increase significantly.

Funding and Liquidity Risk
Our liquidity position remained ample and strong during the first nine months of 2012, as did our overall ability to fund operations through Consolidated Obligation issuances at acceptable terms, availability, and interest costs. While there can be no assurances, the possibility of a funding or liquidity crisis in the FHLBank System that would impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends is considered to be remote. The System has continued to experience uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR have not changed materially.

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

The relatively weak economy and continued housing and mortgage market stresses have resulted in slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. This trend has limited most members' demand for Advances and wholesale funding in general. From June 30, 2011 to June 30, 2012 (the most recent data period available), aggregate loan portfolios of Fifth District depository institutions' grew $79.9 billion (7.4 percent) while their aggregate deposit balances rose $64.1 billion (3.6 percent). Most of the loan growth in this period occurred from our largest members, which is consistent with nation-wide trends in the last several years of increasing concentration of financial activity among large financial companies. Excluding the five members with assets over $50 billion, aggregate loans increased only $1.7 billion (0.9 percent) in the 12-month period while aggregate deposits grew $6.4 billion (2.9 percent). We have no reason to believe that these trends changed materially during the third quarter of 2012, although we have seen indications of potential stabilization of Advance demand across the broad membership.

Other factors also continuing to negatively impact demand for our credit services are the extremely low levels of interest rates and the Federal Reserve's ongoing actions to provide an extraordinary amount of liquidity and other measures to financial institutions in an attempt to stimulate economic growth. The government's activities are being led by the Federal Reserve System and its quantitative easing programs, which have resulted in an historic expansion of its balance sheet and in the banking system holding extremely large and unprecedented levels of excess reserves instead of using the liquidity to expand lending.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

							Nine Months Ended September 30,
	Quarter 3 2012		Quarter 2 2012		Quarter 1 2012		2012	2011	Year 2011
	Average	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.14	0.09	0.15	0.09	0.10	0.09	0.13	0.11	0.10	0.04

3-month LIBOR	0.42	0.36	0.47	0.46	0.51	0.47	0.47	0.29	0.34	0.58
2-year LIBOR	0.44	0.37	0.59	0.55	0.59	0.57	0.54	0.73	0.72	0.72
5-year LIBOR	0.86	0.76	1.09	0.96	1.17	1.27	1.04	1.95	1.79	1.23
10-year LIBOR	1.73	1.70	1.95	1.78	2.12	2.29	1.93	3.13	2.90	2.04

2-year U.S. Treasury	0.25	0.23	0.28	0.30	0.28	0.33	0.27	0.50	0.44	0.24
5-year U.S. Treasury	0.66	0.63	0.78	0.72	0.89	1.04	0.78	1.69	1.51	0.83
10-year U.S. Treasury	1.63	1.63	1.80	1.65	2.02	2.21	1.82	3.01	2.76	1.88

15-year mortgage current coupon (1)	1.34	0.82	1.77	1.63	1.92	2.04	1.68	3.01	2.83	2.05
30-year mortgage current coupon (1)	2.32	1.85	2.78	2.60	2.90	3.10	2.67	3.94	3.74	2.92

15-year mortgage note rate (2)	2.84	2.73	3.04	2.94	3.19	3.23	3.02	3.81	3.68	3.24
30-year mortgage note rate (2)	3.55	3.40	3.79	3.66	3.92	3.99	3.76	4.60	4.45	3.95

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows in the first nine months of 2012. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds.

The spread between short-term LIBOR with three-month resets and our Discount Note funding costs continued to be wider than historical averages as discussed in the "Executive Overview" and "Results of Operations." This benefited our earnings because we fund a significant amount of adjustable-rate LIBOR-indexed assets with Discount Notes.

Average and ending intermediate- and long-term rates, including those on fixed-rate mortgage, declined throughout the first nine months of 2012 and at September 30, 2012 were substantially lower than compared to the end of 2011.

The interest rate trends had several impacts on our results of operations in the first nine months of 2012, as discussed in the "Executive Overview" and the "Results of Operations." The Federal Reserve has indicated that it currently plans to hold certain short-term rates at or near zero until at least mid-2015. This projection could change if actual economic growth or inflation, or its forecast thereof, accelerate. The evolution of long-term rates is more difficult to predict since the Federal Reserve has less control over these rates. As discussed in the "Executive Overview" and "Market Risk" section of "Quantitative and Qualitative Disclosures About Risk Management," we believe our market risk profile is positioned to remain moderate and our profitability competitive across a wide range of interest rate environments.

Despite the continued trend of declining intermediate- and long-term rates during the first nine months of 2012, the interest rate environment remained favorable for our FHLBank's results of operations in terms of the longer-term trend level of profitability (ROE) compared to the levels of interest rates. This difference, or spread, averaged 5.72 percentage points (relative to 3-month LIBOR) in the first nine months of 2012 and 3.41 percentage points in the same period of 2011. In the ten years prior to 2011, this spread averaged 3.18 percentage points.

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

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$17,337	49%	$13,641	39%	$9,659	36%	$9,649	35%
Other	216	—	263	1	155	1	229	1
Total	17,553	49	13,904	40	9,814	37	9,878	36

Fixed-Rate:
REPO	6,389	18	6,126	18	2,322	9	3,085	11
Regular Fixed Rate	5,154	15	7,983	23	4,940	19	5,013	18
Putable (2)	2,649	7	2,832	8	5,992	22	6,204	22
Convertible (2)	1,100	3	1,143	3	1,174	4	1,178	4
Amortizing/Mortgage Matched	2,308	7	2,315	7	2,209	8	2,232	8
Other	364	1	299	1	213	1	249	1
Total	17,964	51	20,698	60	16,850	63	17,961	64

Other Advances	—	—	—	—	—	—	—	—
Total Advances Principal	$35,517	100%	$34,602	100%	$26,664	100%	$27,839	100%

Letters of Credit (notional)	$3,971		$3,997		$4,218		$4,838

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The increase in Advance balances in the second and third quarters of 2012 compared to the first quarter and the end of 2011 occurred from borrowings by a small number of large-asset institutions. Advance growth was comprised almost entirely of short-term REPO Advances (mostly having overnight maturities) and adjustable-rate LIBOR Advances. We do not know if the Advance growth in the second and third quarters will continue or develop into broad-based Advance usage by the overall membership base. Economic factors continuing to limit Advance demand are discussed in "Conditions in the Economy and Financial Markets." An additional factor is that former members hold $3.7 billion (ten percent), of which approximately 55 percent are scheduled to mature in the next 12 months. These will pay down without opportunity for replacement with new Advances by former members.

Members reduced their available lines in the Letters of Credit program by $0.9 billion in the first nine months of 2012 over year-end 2011. The lines fell principally because of decreased activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
September 30, 2012			December 31, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

JPMorgan Chase Bank, N.A.	$8,500	24%	U.S. Bank, N.A.	$7,314	26%
Fifth Third Bank	4,982	14	PNC Bank, N.A. (1)	3,996	14
U.S. Bank, N.A.	4,494	13	Fifth Third Bank	2,533	9
PNC Bank, N.A. (1)	2,994	8	Protective Life Insurance Company	1,000	4
Protective Life Insurance Company	1,277	4	Republic Bank & Trust Company	935	4
Total of Top 5	$22,247	63%	Total of Top 5	$15,778	57%
(1)Former member.

The concentration ratio of the top five borrowers has fluctuated in the range of 50 to 65 percent in the last several years. The top five borrowers at September 30, 2012 included a new member in 2012, JPMorgan Chase Bank, N.A. We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves operating efficiency, increases financial leverage and earnings, and enables us to possibly obtain more favorable funding costs and maintain competitively priced Mission Asset Activity.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets. Each member's Advances are counted the same in these ratios.

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Average Advances-to-Assets for Members
Assets less than $1.0 billion (676 members)	3.20%	3.29%	3.43%	3.69%
Assets over $1.0 billion (65 members)	3.07%	3.04%	2.80%	3.04%
All members	3.19%	3.27%	3.37%	3.63%

Advance usage ratios continued to decline in the first nine months of 2012 from the end of 2011, at the same approximate pace as in 2011. However, the decline in this usage ratio showed signs of decelerating in the second and third quarters, and the ratio grew for larger members with assets over $1.0 billion. Despite the difficult economic environment and significant levels of financial institution liquidity, our overall membership funded over three percent of their assets with Advances.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

The table below shows principal paydowns and purchases of loans in the MPP for the first nine months of 2012.

(In millions)	MPP Principal
Balance at December 31, 2011	$7,752
Principal purchases	1,873
Principal paydowns	(1,933)
Balance at September 30, 2012	$7,692

The principal loan balance fell slightly (one percent) in this period. The purchases reflected activity with the largest seller in the MPP, ongoing sales by over 70 community-based financial institutions, and a continuing trend of growth in the number of regular sellers. The trend in declining mortgage rates in the first nine months of the year also prompted an increase in net loan refinancings among our sellers.

We closely track the refinancing incentives of our mortgage assets because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. MPP principal paydowns in the first nine months of 2012 equated to a 26 percent annual constant prepayment rate, moderately accelerated from the 20 percent rate for all of 2011.

The MPP’s composition of balances by loan type and original final maturity did not change materially in the first nine months of the year. Similar to Advances, MPP balances are concentrated among several members, with our top five sellers providing 70 percent of balances at September 30, 2012. Yields earned during the first three quarters of 2012, relative to funding costs, continued in the aggregate to offer acceptable risk-adjusted returns, despite substantial fluctuations in mortgage premium amortization detailed in "Results of Operations." For discussion of net amortization, see the "Net Interest Income" section of "Results of Operations."

Our focus for the MPP continues to be recruiting community-based members to sell us mortgage loans and increasing the number of regular sellers. A substantial number of members either are actively interested in joining the MPP or are in the process of joining.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2012		December 31, 2011
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$11,277	$14,628	$10,737	$18,411
Mortgage-backed securities	11,893	11,078	11,204	11,100
Other investments (1)	—	433	—	469
Total investments	$23,170	$26,139	$21,941	$29,980

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

The changes in both ending and average liquidity investment balances for the periods shown reflected normal periodic variation as affected by our perceived liquidity needs, the availability of acceptable net spreads, and the number of eligible counterparties that met our unsecured credit risk criteria. We believe we continued to maintain an adequate amount of asset liquidity throughout the first nine months of 2012.

Our overarching strategy for mortgage-backed securities is to maximize their holdings close to the regulatory maximum of three times capital, subject to the availability of securities that we believe provide favorable risk/return tradeoffs. The balance of mortgage-backed securities at September 30, 2012 represented a 2.86 multiple of regulatory capital and consisted of $10.4 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.9 billion were floating-rate securities) and $1.5 billion of floating-rate securities issued by the National Credit Union Administration. We held no private-label mortgage backed securities during the third quarter.

The table below shows principal purchases, paydowns and sales of our mortgage-backed securities for the first nine months of 2012.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2011	$11,163
Principal purchases	3,632
Principal paydowns	(2,445)
Principal sales	(478)
Balance at September 30, 2012	$11,872

Principal paydowns in this period equated to a 26 percent annual constant prepayment rate, similar to the 28 percent rate for all of 2011. Purchases during the period were concentrated in fixed-rate securities, driven by our assessment that these types of securities had more favorable risk/return tradeoffs compared to floating-rate securities. The principal sales were comprised of securities that had less than 15 percent of the original acquired principal outstanding at the time of the sale. Yields earned during the first three quarters of 2012 on new mortgage-backed securities, relative to funding costs, offered acceptable risk-adjusted returns.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2012		December 31, 2011
	Ending Balance	Average Balance	Ending Balance	Average Balance
Consolidated Discount Notes:
Par	$31,539	$28,682	$26,138	$32,295
Discount	(4)	(4)	(2)	(3)
Total Consolidated Discount Notes	31,535	28,678	26,136	32,292
Consolidated Bonds:
Unswapped fixed-rate	17,564	18,360	18,882	20,123
Unswapped adjustable-rate	3,680	2,126	1,440	681
Swapped fixed-rate	8,454	9,773	8,404	7,904
Total par Consolidated Bonds	29,698	30,259	28,726	28,708
Other items (1)	130	128	129	140
Total Consolidated Bonds	29,828	30,387	28,855	28,848
Total Consolidated Obligations (2)	$61,363	$59,065	$54,991	$61,140

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $674,487 and $691,868 at September 30, 2012 and December 31, 2011, respectively.

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

The $6.4 billion increase in the total ending balance of Consolidated Obligations from year-end 2011 to September 30, 2012 corresponded to the increase in total assets (primarily Advances) between these two dates and the relatively stable amount of deposits and capital. Most of the growth was in short-term Discount Notes and unswapped adjustable-rate Bonds. The short-term and adjustable-rate terms of this funding corresponded to the growth in short-term REPO and adjustable-rate LIBOR Advances.

Long-term Consolidated Obligation Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. The level of spreads and amounts of volatility in the first nine months of 2012 were at levels comparable to historical averages. For discussion of the cost of Discount Note funding relative to LIBOR, see the “Net Interest Income” section of “Results of Operations.”

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at September 30, 2012 were $1.2 billion, an increase of $0.1 billion (nine percent) from year-end 2011. The average balance of total interest bearing deposits in the first nine months of 2012 was $1.2 billion, a decrease of $0.1 billion (eight percent) from the average balance in the same period of 2011.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” In the first nine months of 2012, we did not change our strategy of using derivatives solely to manage market risk exposure.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Nine Months Ended		Year Ended
	September 30, 2012		December 31, 2011
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$3,428	$3,194	$3,126	$3,109
Mandatorily Redeemable Capital Stock	219	263	275	327
Regulatory Capital Stock	3,647	3,457	3,401	3,436
Retained Earnings	513	487	444	455
Regulatory Capital	$4,160	$3,944	$3,845	$3,891

GAAP and Regulatory Capital-to-Assets Ratio	Nine Months Ended		Year Ended
	September 30, 2012		December 31, 2011
	Period End	Average	Period End	Average
GAAP	5.85%	5.64%	5.89%	5.29%
Regulatory	6.19	6.06	6.37	5.78

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

The $315 million increase in regulatory capital (net of $72 million of redemptions and repurchases) from year-end 2011 to September 30, 2012 was due mostly to membership and activity stock purchases from two large, national financial institutions that became members in 2012. The modest reductions in the period end capital-to-asset ratios, and the corresponding growth in financial leverage, in the first nine months of 2012, was due primarily to the growth in Advance balances.

For the same reason, the amount of excess capital stock declined by $115 million in first nine months of 2012, and at September 30 it stood at $1.2 billion. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (as defined by the Finance Agency) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, this regulatory threshold has been exceeded and, therefore, we have been required to pay cash dividends.

At September 30, 2012, retained earnings were comprised of $467 million unrestricted (an increase of $35 million from year-end 2011) and $46 million restricted (an increase of $34 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends when earnings may experience exceptional stress.

Membership and Stockholders

During the first nine months of 2012, we added 11 new member stockholders and lost 11, ending the third quarter at 741. The new members were comprised of three insurance companies, two commercial banks, and six credit unions. Regarding the 11 former members, seven merged with other Fifth District members, three were closed by the Tennessee Department of Financial Institutions, and one had its charter closed by its parent company. One of the eleven new members, JPMorgan Chase Bank, N.A., had $8.5 billion in outstanding Advances at the end of the third quarter. Its Advance activity could have a material ongoing impact on our earnings and mission asset activity. We will continue to recruit institutions eligible for membership in order to maintain and expand our customer base.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2012 and 2011. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012		2011		2012		2011
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$83	8.71%	$44	4.95%	$217	7.89%	$181	6.82%
Reversal/(provision) for credit losses	1	0.05	(2)	(0.26)	(1)	(0.03)	(6)	(0.23)
Net interest income after reversal/(provision) for credit losses	84	8.76	42	4.69	216	7.86	175	6.59
Net gains (losses) on derivatives and hedging activities	4	0.36	(3)	(0.37)	10	0.38	2	0.07
Other non-interest (loss) income	(8)	(0.80)	(3)	(0.35)	7	0.25	(5)	(0.17)
Total non-interest (loss) income	(4)	(0.44)	(6)	(0.72)	17	0.63	(3)	(0.10)
Total revenue	80	8.32	36	3.97	233	8.49	172	6.49
Total other expense	(15)	(1.57)	(15)	(1.63)	(43)	(1.58)	(42)	(1.59)
Assessments	(7)	(0.70)	(2)	(0.27)	(20)	(0.72)	(32)	(1.20)
Net income	$58	6.05%	$19	2.07%	$170	6.19%	$98	3.70%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the comparison periods are discussed below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2012		2011		2012		2011
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$79	0.47%	$61	0.37%	$217	0.45%	$181	0.36%
Net (amortization)/accretion (1) (2)	(9)	(0.05)	(32)	(0.19)	(42)	(0.09)	(43)	(0.09)
Prepayment fees on Advances, net (2)	2	0.01	3	0.02	7	0.02	4	0.01
Total net interest rate spread	72	0.43	32	0.20	182	0.38	142	0.28
Earnings from funding assets with interest-free capital	11	0.06	12	0.07	35	0.07	39	0.08
Total net interest income/net interest margin (3)	$83	0.49%	$44	0.27%	$217	0.45%	$181	0.36%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. The earnings from funding assets with interest-free capital fell slightly in each of the two comparison periods. Although long-term market interest rates continued their downward trends of the last four years, the reduction in overall average rates of assets and liabilities was not significant between the two comparison periods because short-term rates remained relatively constant. See "Conditions in the Economy and Financial Markets" and the "Average Balance Sheet and Rates" table below.

Net Amortization/Accretion. Net amortization/accretion (generally referred to as "amortization") includes monthly recognition of premiums and discounts paid on purchases of mortgage assets and premiums, discounts and concessions paid on most Consolidated Obligations. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although amortization over the entire lives is one component of lifetime economic returns.

Premium prices on MPP loans continued to be elevated in the first nine months of 2012 as in the last several years. Conditions prevailing in the mortgage markets limited the widespread availability and risk-return attractiveness of loans in the MPP with prices close to par or at discounts. In addition, a change we made in early 2011 to the MPP's credit enhancement structure (referenced further in the "Credit Risk" section of "Quantitative and Qualitative Disclosures About Risk Management") resulted in increased premium balances on new loans (with the benefit of reducing overall expense for the same level of credit risk protection). However, we have been able to purchase mortgage-backed securities at prices near par or in some cases at slight discounts. At September 30, 2012, the net premium balance of mortgage assets totaled $195 million - of which $174 million was held in the MPP - compared to $161 million at the end of 2011.

Similar to other periods in the last several years, net amortization expense was substantial (as reflected in the table above) and similar for both of the nine-month periods ended September 30, 2012 and 2011, but at relatively "normal" levels consistent with the amount of book premiums. The significantly smaller amount of net amortization expense in the three-months comparison reflected three factors:

▪	an acceleration in actual and projected prepayment speeds in the third quarter of 2011 due to the consistent downward trends in mortgage rates in 2011;

▪	a comparatively smaller decline in long-term LIBOR and primary mortgage rates in the third quarter of 2012; and,

▪	ongoing enhancements in the second and third quarters of 2012 to our modeling estimates of future mortgage rates and prepayment speeds derived from our market risk and prepayment models.

The modeling enhancements were designed to make our modeling of mortgage rates more consistent with recent observed trends and patterns in the relationships among primary mortgage rates, secondary market mortgage rates and benchmark LIBOR and U.S. Treasury rates; and to incorporate the dynamics of the recent unique interest rate and housing markets. The enhancements had the effect of moderately slowing projected prepayment speeds in many interest rate environments; and as related to mortgage amortization, they resulted in both one-time favorable adjustments to mortgage amortization and reduced volatility of future amortization as certain interest rates change.

Despite the large amount of, and volatility in, recent periodic net amortization, we believe that the economic profitability of current and new premium mortgage assets have and will continue to offer acceptable compensation for the risks of unprofitable or volatile returns that could occur under extremely unfavorable stressed interest rate scenarios.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been, significant, they were relatively modest in each of the periods presented. The $3 million increase in the nine-months comparison period was well within the range of normal fluctuation.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of the net interest rate spread rose $18 million (29 percent) in the three-months comparison and $36 million (20 percent) in the nine-months comparison. Several factors, discussed below in estimated approximate order of impact from largest to smallest, were primarily responsible for the changes in the net interest rate spread due to other components.
Nine-Months Comparison

▪	Asset-liability management-Favorable: Management actions related to asset-liability management and market risk exposure improved earnings by lowering our portfolio funding costs, as follows:

1)
In the last three months of 2011 and the first nine months of 2012, we called $7.7 billion unswapped Bonds (most of which funded mortgage assets) before their final maturities and replaced them with new Consolidated Obligations at substantially lower rates than the Bonds called. By contrast, there were fewer principal paydowns ($6.2 billion) of mortgage assets, which we reinvested in new mortgage assets with lower yields corresponding to the general trend of declining mortgage rates. The called Bonds were on average replaced with new Bonds at lower rates compared to the reduction in yields from reinvesting mortgage asset paydowns into new mortgage assets.

2)
Market risk exposure to higher interest rates increased in the third quarter of 2012, primarily as a result of our actions to lower the average maturity of remaining long-term Bonds and to fund more mortgage assets with short-term debt by replacing a portion of the called Bonds with short-term Discount Notes. These actions raised earnings because of the upward-sloping Consolidated Obligation yield curve. While the increase in the average amount of short funding in the nine-months comparison was only approximately $150 million, the reduction in average Bond maturity was approximately 0.7 years.

We estimate that the overall impact of asset liability management increased interest income by approximately $20-25 million.

▪
Trading securities-Favorable: In the first three quarters of 2012, we held a portion of our investment portfolio in short-term trading securities (including instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity and manage counterparty credit risk. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $9 million increase in net interest income in the first nine months of 2012 compared to the same period of 2011. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See “Non-Interest Income and Non-Interest Expense” below for a discussion of the net losses on trading securities.

▪
Wider portfolio spreads on LIBOR-indexed assets-Favorable: We normally use short-term Discount Notes to fund a substantial amount of LIBOR-indexed assets, most of which reprice at one- or three-month reset intervals. The average market spread between the 3-month LIBOR assets (mostly Advances) and three-month Discount Note debt was 16 basis points wider in the nine-months comparison (the average spread for one-month reset intervals were the same). The wider spread on 3-month LIBOR assets to Discount Notes was due primarily to concerns over the ongoing economic and financial conditions in Europe, which raised the rates at which financial institutions are willing to lend to one another as indicated by LIBOR.

The amount of 3-month LIBOR-indexed assets averaged approximately $4 billion in the first nine months of 2012. Applying the wider spread to this amount of funding, we estimate that this component increased interest income by approximately $5 million.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as for the nine-months comparison, with differences, however, in relative magnitudes. The favorable impact of asset-liability management and market risk exposure was greater because the amount of Bond calls cumulatively grew and the increase in market risk exposure occurred mostly in the third quarter of 2012. In the three-months comparison, the increase in the average amount of short funding was approximately $1.7 billion and the reduction in the average maturity of long-term Consolidated Bonds was approximately 1.3 years.

The favorable impacts of wider spreads on 3-month LIBOR-indexed assets and income from trading securities were lower in the three-months comparison period than in the nine-month comparison period. The former was because the 3-month LIBOR to Discount Note spread narrowed towards the long-term historical average during the third quarter of 2012 and because the amount of such assets funded with Discount Notes was lower in the three-months comparison. The latter was because the average amount of trading securities declined in the three-months comparison.

A larger shift in asset composition towards higher-yielding Advances and mortgage assets took place in the third quarter of 2012, which led to improved earnings in the three-months comparison more so than the nine-month comparison. Average Advance balances grew in the third quarter primarily from borrowings with a few large members.

Average Balance Sheet and Rates
The following tables provide average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin for the three and nine-month comparisons occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$33,033	$62	0.74%	$30,269	$57	0.75%
Mortgage loans held for portfolio (2)	8,060	82	4.04	7,761	77	3.92
Federal funds sold and securities purchased under resale agreements	9,576	3	0.14	6,644	1	0.07
Interest-bearing deposits in banks (3) (4) (5)	606	—	0.16	2,514	1	0.15
Mortgage-backed securities	11,608	73	2.52	10,475	84	3.17
Other investments (4)	4,453	11	0.96	8,254	11	0.52
Loans to other FHLBanks	3	—	0.12	—	—	—
Total earning assets	67,339	231	1.37	65,917	231	1.39
Less: allowance for credit losses on mortgage loans	19			15
Other assets	183			642
Total assets	$67,503			$66,544
Liabilities and Capital
Term deposits	$125	—	0.22	$131	—	0.22
Other interest bearing deposits (5)	1,032	—	0.01	1,023	—	0.01
Short-term borrowings	30,498	9	0.12	33,243	6	0.07
Unswapped fixed-rate Consolidated Bonds	17,695	129	2.91	20,084	173	3.43
Unswapped adjustable-rate Consolidated Bonds	3,195	2	0.26	1,250	1	0.15
Swapped Consolidated Bonds	10,003	5	0.20	5,890	4	0.24
Mandatorily redeemable capital stock	247	3	4.26	326	3	3.50
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	62,795	148	0.94	61,947	187	1.19
Non-interest bearing deposits	18			14
Other liabilities	884			1,019
Total capital	3,806			3,564
Total liabilities and capital	$67,503			$66,544

Net interest rate spread			0.43%			0.20%
Net interest income and net interest margin (6)		$83	0.49%		$44	0.27%
Average interest-earning assets to interest-bearing liabilities			107.23%			106.41%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Non-accrual loans are included in average balances used to determine average rate.
(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.
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

(6)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$30,706	$185	0.80%	$29,323	$177	0.81%
Mortgage loans held for portfolio (2)	8,068	240	3.97	7,642	253	4.43
Federal funds sold and securities purchased under resale agreements	7,563	7	0.13	7,337	6	0.11
Interest-bearing deposits in banks (3) (4) (5)	2,499	3	0.16	4,354	7	0.21
Mortgage-backed securities	11,078	220	2.65	11,023	296	3.59
Other investments (4)	5,000	35	0.93	8,413	32	0.51
Loans to other FHLBanks	2	—	0.11	4	—	0.10
Total earning assets	64,916	690	1.42	68,096	771	1.51
Less: allowance for credit losses on mortgage loans	20			14
Other assets	195			366
Total assets	$65,091			$68,448
Liabilities and Capital
Term deposits	$114	—	0.22	$182	—	0.24
Other interest bearing deposits (5)	1,050	—	0.01	1,080	—	0.02
Short-term borrowings	28,678	20	0.09	33,252	24	0.10
Unswapped fixed-rate Consolidated Bonds	18,416	423	3.07	20,483	540	3.52
Unswapped adjustable-rate Consolidated Bonds	2,126	4	0.27	452	1	0.15
Swapped Consolidated Bonds	9,845	17	0.22	8,085	14	0.23
Mandatorily redeemable capital stock	263	9	4.45	331	11	4.35
Other borrowings	1	—	0.37	—	—	—
Total interest-bearing liabilities	60,493	473	1.04	63,865	590	1.23
Non-interest bearing deposits	17			13
Other liabilities	910			1,014
Total capital	3,671			3,556
Total liabilities and capital	$65,091			$68,448

Net interest rate spread			0.38%			0.28%
Net interest income and net interest margin (6)		$217	0.45%		$181	0.36%
Average interest-earning assets to interest-bearing liabilities			107.31%			106.62%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.
(2)	Non-accrual loans are included in average balances used to determine average rate.
(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.
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

(6)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Three-Months Comparison. The 0.22 percentage points increase in the net interest margin resulted from the substantial reduction in net amortization and the factors referenced above to explain the gain in other components of net interest income. Despite the continued decline in average long-term interest rates and the continued replacement of runoff of higher yielding mortgage assets with new mortgage assets and lower yields, the average rate on total earning assets fell only two basis points mostly because of the reduction in net amortization, which primarily affected mortgage loans held for portfolio. The average rates on interest-bearing liabilities fell sharply because of the substantial reduction in the average rate on unswapped fixed-rate Consolidated Bonds resulting from the ability to mature or call and replace these Bonds at lower rates.

Nine-Months Comparison. The 0.09 percentage points increase in the net interest margin resulted from factors referenced above to explain the gain in the other components of net interest income. The larger decline in the average rate on total earning assets in this nine-months comparison than the three-months comparison occurred mostly from the lower rates on mortgage loans held for portfolio and mortgage-backed securities, which resulted from the cumulative effect of continued runoff of higher yielding mortgage assets and their replacement with new mortgage assets at lower yields. The decline in the average rate on total interest-bearing liabilities resulted mostly from the lower rates on unswapped fixed-rate Consolidated Bonds for the same reason as referenced in the three-months comparison.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended September 30, 2012 over 2011			Nine Months Ended September 30, 2012 over 2011
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$5	$—	$5	$8	$—	$8
Mortgage loans held for portfolio	3	2	5	14	(27)	(13)
Federal funds sold and securities purchased under resale agreements	1	1	2	—	1	1
Interest-bearing deposits in banks	(1)	—	(1)	(3)	(1)	(4)
Mortgage-backed securities	8	(19)	(11)	2	(78)	(76)
Other investments	(6)	6	—	(16)	19	3
Loans to other FHLBanks	—	—	—	—	—	—
Total	10	(10)	—	5	(86)	(81)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	(1)	4	3	(3)	(1)	(4)
Unswapped fixed-rate Consolidated Bonds	(19)	(25)	(44)	(52)	(65)	(117)
Unswapped adjustable-rate Consolidated Bonds	1	—	1	3	—	3
Swapped Consolidated Bonds	2	(1)	1	3	—	3
Mandatorily redeemable capital stock	(1)	1	—	(2)	—	(2)
Other borrowings	—	—	—	—	—	—
Total	(18)	(21)	(39)	(51)	(66)	(117)
Increase (decrease) in net interest income	$28	$11	$39	$56	$(20)	$36

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$(1)	$(2)	$(2)
Net interest settlements included in net interest income	(49)	(91)	(207)	(278)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	—	(3)	1
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	9	13	27	53
Decrease to net interest income	$(41)	$(79)	$(185)	$(226)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Consolidated Obligation Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one-and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in the three and nine months of both 2012 and 2011 primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as designed, to significantly lower market risk exposure by resulting in a much closer match of actual cash flows between assets and liabilities than would occur otherwise.

Provision for Credit Losses

In the first nine months of 2012, we recorded a $0.9 million provision for credit losses in the MPP compared to $6.0 million in the same period of 2011. There was a $0.5 million reversal for credit losses in the three months ended September 30, 2012, compared to a $2.3 million provision for credit losses in the same period of 2011. The decreases in estimated credit losses were a result of improvements in the housing market, partially offset by lower estimated collectability on supplemental mortgage insurance policies held due to potential non-performance of mortgage insurers. Further information is in the "Credit Risk - Mortgage Purchase Program" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for the three and nine months ended September 30, 2012 and 2011.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other Income
Net gains on held-to-maturity securities	$—	$3	$29	$9
Net gains (losses) on derivatives and hedging activities	4	(3)	10	2
Other non-interest loss, net	(8)	(6)	(22)	(14)
Total other (loss) income	$(4)	$(6)	$17	$(3)

Other Expense
Compensation and benefits	$7	$8	$23	$24
Other operating expense	4	4	10	11
Finance Agency	1	1	5	3
Office of Finance	1	1	2	3
Other	2	1	3	1
Total other expense	$15	$15	$43	$42
Average total assets	$67,503	$66,544	$65,091	$68,448
Average regulatory capital	4,062	3,898	3,944	3,894
Total other expense to average total assets (1)	0.09%	0.09%	0.09%	0.08%
Total other expense to average regulatory capital (1)	1.48	1.49	1.47	1.45

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities in the first nine months of 2012 occurred from the sales of $478 million of mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under the FHLBank's periodic clean-up process. The gains represent future lost income from the higher yielding securities sold.

The larger other non-interest loss in each comparison period was due primarily to higher losses on trading securities. As discussed above in “Components of Net Interest Income,” the losses on the trading securities occurred because these securities were purchased at above-market coupon rates and, therefore, at prices above par. The related premiums paid are reflected as mark-to-market losses to the securities as their fair values approach par at maturity. As noted earlier, the resulting combined earnings from the trading securities reflected at-market rates.

Other expenses continued to be relatively stable in the first nine months of 2012 compared to the first nine months of 2011.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net gains (losses) on derivatives and hedging activities
Advances:
(Losses) gains on fair value hedges	$—	$(1)	$7	$7
Losses on derivatives not receiving hedge accounting	(2)	(5)	(5)	(8)
Mortgage loans:
Gains (losses) on derivatives not receiving hedge accounting	5	2	3	(1)
Consolidated Obligation Bonds:
(Losses) gains on fair value hedges	(1)	1	(1)	—
Gains on derivatives not receiving hedge accounting	2	—	6	4
Total net gains (losses) on derivatives and hedging activities	4	(3)	10	2
Net (losses) gains on financial instruments held at fair value (1)	(1)	(1)	2	(1)
Total net effect of derivatives and hedging activities	$3	$(4)	$12	$1

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The changes in net gains (losses) on derivatives and hedging activities in the periods presented represented unrealized market value adjustments. The amounts of income volatility in derivatives and hedging activities were modest compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions. In each of the periods shown, the market value adjustment, as a percentage of notional derivatives principal, was less than 0.10 percentage points.

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

This change resulted in a $19 million increase in net income for the first nine months of 2012 compared to the same period in 2011 and a corresponding reduction in assessments; the change had no impact on the comparison of third-quarter net income. There have been no changes in our Affordable Housing Program.

In the first nine months of 2012, assessments totaled $20 million and lowered ROE by 0.72 percentage points. In the first nine months of 2011, assessments totaled $32 million and lowered ROE by 1.20 percentage points. The smaller impact of assessments on ROE in the first nine months of 2012 was due primarily to the satisfaction of the REFCORP obligation.

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

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended September 30, 2012
Net interest income after reversal for credit losses	$53	$31	$84
Net income	$27	$31	$58
Average assets	$59,429	$8,074	$67,503
Assumed average capital allocation	$3,351	$455	$3,806
Return on Average Assets (1)	0.18%	1.51%	0.34%
Return on Average Equity (1)	3.22%	26.86%	6.05%

Three Months Ended September 30, 2011
Net interest income after provision for credit losses	$35	$7	$42
Net income	$13	$6	$19
Average assets	$58,763	$7,781	$66,544
Assumed average capital allocation	$3,150	$414	$3,564
Return on Average Assets (1)	0.08%	0.32%	0.11%
Return on Average Equity (1)	1.56%	5.95%	2.07%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Nine Months Ended September 30, 2012
Net interest income after provision for credit losses	$145	$71	$216
Net income	$109	$61	$170
Average assets	$57,010	$8,081	$65,091
Assumed average capital allocation	$3,215	$456	$3,671
Return on Average Assets (1)	0.25%	1.02%	0.35%
Return on Average Equity (1)	4.51%	18.00%	6.19%

Nine Months Ended September 30, 2011
Net interest income after provision for credit losses	$126	$49	$175
Net income	$67	$31	$98
Average assets	$60,785	$7,663	$68,448
Assumed average capital allocation	$3,158	$398	$3,556
Return on Average Assets (1)	0.15%	0.55%	0.19%
Return on Average Equity (1)	2.83%	10.65%	3.70%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net income and ROE in the three- and nine-months comparison periods reflected primarily the following factors in the estimated order of importance. Each factor is discussed in more detail in sections above.

For the three-months comparison:

▪
a substantial decrease in net amortization of mortgage-backed securities, in part due to our actions to significantly reduce our premium balance in the last two years by purchasing new securities at lower prices;

▪	our actions on asset-liability management and market risk exposure;

▪	Advance growth;

▪	larger unrealized gains on derivatives; and

▪	a wider average spread between 3-month LIBOR-indexed assets and Discount Notes.

For the nine-months comparison:

▪	the ending of the REFCORP obligation;

▪	gains on sales of mortgage-backed securities;

▪	a substantial decrease in net amortization of mortgage-backed securities, for the same reason as noted in the three-months comparison;

▪	our actions related to asset-liability management and market risk exposure;

▪	larger unrealized gains on derivative; and

▪	a wider average spread between 3-month LIBOR assets and Discount Notes.

Mortgage Purchase Program Segment ("MPP")
The MPP continued to earn a substantial level of return compared with market interest rates, with a moderate amount of market risk and credit risk. In the first nine months of 2012, the MPP averaged 12 percent of total average assets but accounted for 36 percent of earnings. The substantial increase in the MPP's net income and ROE for the three- and nine-months comparison periods reflected primarily the following factors in estimated order of importance. Each factor is discussed in more detail in sections above.

For the three-months comparison:

▪	a substantial decrease in net amortization, which was at an elevated level in the third quarter of 2011 and at a relatively normal trend level in the third quarter of 2012; and

▪	our actions related to asset-liability management and market risk exposure.

For the nine-months comparison:

▪	the ending of the REFCORP obligation; and

▪	our actions related to asset-liability management and market risk exposure.

The amount of net amortization was similar in the first nine months of 2012 and the same period of 2011.

Compared to the Traditional Member Finance segment, the MPP segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure, but also provides the opportunity for enhancing risk-adjusted returns which normally augments earnings. As discussed elsewhere, although mortgage assets are the largest source of our market risk, we believe that we have historically managed the risk prudently and that these assets do not excessively elevate the balance sheet's overall market risk exposure.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Market risk exposure is the risk that net income and the value of stockholders' capital investment in the FHLBank may decrease, and that profitability may be uncompetitive, as a result of changes and volatility in the market environment and business conditions. Along with business/strategic risk, market risk is normally one of our largest sources of residual risk. We attempt to minimize market risk exposure within a prudent range while earning a competitive return on members' capital stock investment.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date
Market Value of Equity	$4,137	$4,139	$4,164	$4,236	$4,290	$4,156	$3,922
% Change from Flat Case	(2.3)%	(2.3)%	(1.7)%	—	1.3%	(1.9)%	(7.4)%
2011 Full Year
Market Value of Equity	$3,944	$3,972	$4,026	$4,108	$4,075	$3,904	$3,692
% Change from Flat Case	(4.0)%	(3.3)%	(2.0)%	—	(0.8)%	(5.0)%	(10.1)%

Month-End Results
September 30, 2012
Market Value of Equity	$4,452	$4,456	$4,476	$4,516	$4,503	$4,308	$4,038
% Change from Flat Case	(1.4)%	(1.3)%	(0.9)%	—	(0.3)%	(4.6)%	(10.6)%
December 31, 2011
Market Value of Equity	$3,958	$3,964	$3,996	$4,090	$4,191	$4,102	$3,915
% Change from Flat Case	(3.2)%	(3.1)%	(2.3)%	—	2.5%	0.3%	(4.3)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date	1.5	0.8	(0.2)	(2.6)	1.4	4.8	6.6
2011 Full Year	(0.2)	(0.8)	(1.4)	(1.1)	3.2	5.3	6.0

Month-End Results
September 30, 2012	2.1	1.3	0.5	(1.3)	2.8	5.7	7.1
December 31, 2011	0.5	(0.3)	(1.2)	(3.8)	0.5	3.7	5.5

In the first nine months of 2012, the average market risk exposure to both higher and lower interest rates was moderate, well within policy limits, and below long-term historical average exposure. Our overall market risk exposure and earnings trends to further reductions in long-term rates are benefiting from slower mortgage prepayment speeds, given the level of rates, than would be expected in normal conditions for housing markets. The recent levels of average market value sensitivity and duration of equity being below long-term historical average exposure was due to distortions in the measurements caused by the exceptionally low level of interest rates and elevated prices of mortgage assets. When mortgage rates rise 0.50 percentage points or more, we would expect market risk exposure to further rate increases to return to levels more consistent with historical positioning.

Late in the second quarter and during the third quarter of 2012, we took actions to moderately raise market risk exposure, primarily by increasing beyond the long-term historical average the amount of long-term mortgage assets we funded with short-term debt and lowering the average maturity of long-term Consolidated Bonds. The elevated market risk exposure substantially raised earnings in the third-quarter, and somewhat less year-to-date, as discussed in "Results of Operations." In the second half of September and into the fourth quarter, we reduced market risk exposure towards our historical average exposure by issuing a substantial amount of long-term Bonds.

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

In the last several years and especially in 2012, we and our model vendors have made numerous changes to the market risk and prepayment models we utilize, in order to adapt them to the constantly evolving and unprecedented conditions in the mortgage and housing markets. These modeling enhancements implemented have tended to modestly slow prepayment speeds in many rate environments and reduce the sensitivity of the market risk measures to rate changes. Overall, the impact on market risk exposure of the modeling changes has been moderately unfavorable to rising interest rate scenarios and the impact on ongoing earnings trends has been moderately favorable.

We expect to implement other model enhancements as we continue to adapt to the recent, current, and expected conditions in the mortgage and housing markets. We believe that the current model enhancements we are considering will not have a material impact on measured market risk exposure.

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits, as described above.

	September 30, 2012	December 31, 2011
Market Value of Equity to Par Value of Regulatory Capital Stock	124%	120%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	123	118
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	118	121

In the first nine months of 2012, the market capitalization ratios in the scenarios indicated continued to be well above 100 percent and in compliance with policy limits. Currently the ratios are at favorable (high) levels due to the combination of 1) the fact that retained earnings are currently 14 percent of regulatory capital stock, 2) we have maintained market risk exposure at moderate levels, and 3) the anomaly that market prices of mortgage assets are at elevated levels compared to prices of our Consolidated Bonds. These measures provide additional support for our assessment that we have a moderate amount of overall market risk exposure.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At September 30, 2012 the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.2 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Year-to-Date	(13.4)%	(12.0)%	(8.1)%	—	6.4%	(2.1)%	(18.7)%
2011 Full Year	(20.1)%	(15.8)%	(9.2)%	—	(1.0)%	(14.6)%	(32.1)%

Month-End Results
September 30, 2012	(9.4)%	(8.2)%	(5.1)%	—	1.0%	(10.1)%	(26.6)%
December 31, 2011	(17.1)%	(15.2)%	(10.3)%	—	10.3%	4.2%	(10.6)%

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

(In millions)	September 30, 2012	December 31, 2011	September 30, 2011
Hedged Item/Hedging Instrument
Advances:
Interest rate swap	$5,858	$9,849	$10,014
Mortgage Loans:
Forward settlement agreement	—	375	140
Consolidated Obligations Bonds:
Interest rate swap	8,455	8,904	6,689
Stand-Alone Derivatives:
Mandatory Delivery Contracts	166	431	277

Total notional amount	$14,479	$19,559	$17,120

Our hedging and risk management strategies in using derivatives did not change in the first nine months of 2012 compared to historical strategies, nor were there any changes in the accounting treatment of new or existing derivative hedge transactions that materially impacted our results of operations. The amount of derivatives used to hedge Advances decreased in the 2012 due to maturities of such Advances. See "Results of Operations" for potential changes we may make in how we estimate market values of our derivatives that could impact earnings volatility.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each capital requirement. The regulatory capital-to-assets ratio at September 30, 2012 was 6.19 percent, which means that, given the amount of regulatory capital, total assets could increase by at least $36 billion before the capital-to-assets ratio would fall to 4.00 percent. This amount of growth in assets is unlikely to occur and, if it did, we would require additional amounts of capital under our Capital Plan well before the 4.00 percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 14 of the Notes to Unaudited Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Retained Earnings Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. In September 2012, the Board of Directors approved a minimum retained earnings requirement of $375 million, based on mitigating quantifiable risks under stress scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. As discussed elsewhere, we will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement.

Credit Risk

Overview
We assume a substantial amount of inherent credit risk exposure in our dealings with members, purchases of investments, and transactions of derivatives. For the reasons detailed below, we believe we have a minimal overall amount of residual credit risk exposure related to our Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of legacy credit risk exposure related to the MPP.

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses, consistent with our risk appetite of desiring no residual credit risk related to member borrowings. Despite continued effects from the deterioration in the last five years in the credit conditions of many of our members and in the value of some pledged collateral, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first nine months of 2012. We base this assessment on the following factors:

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At September 30, 2012, our policy on over-collateralization resulted in total collateral pledged of $175.9 billion with total borrowing capacity of $120.4 billion. Lower borrowing capacity results because we apply Collateral Maintenance Requirements (CMRs) to discount the estimated value of pledged collateral in order to recognize market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for CMRs) on September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Collateral Amount	Percent of Total	Collateral Amount	Percent of Total
	($ Billions)	Pledged Collateral	($ Billions)	Pledged Collateral
Single family loans	$106.5	61%	$97.0	62%
Home equity loans/lines of credit	24.6	14	26.2	17
Commercial real estate	17.1	10	17.1	11
Bond securities	14.2	8	13.5	8
Multi-family loans	13.0	7	2.6	2
Farm real estate	0.5	(a)	0.4	(a)
Total	$175.9	100%	$156.8	100%

(a)	Less than one percent of total pledged collateral.

At September 30, 2012, 75 percent of collateral was related to residential mortgage lending in single family loans and home equity lines. The only substantial change in collateral composition was in multi-family loans, which increased between these two periods due to the pledge of this type of collateral by a large member.

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

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at September 30, 2012.

Lending Values Applied to Collateral
Blanket Status
1-4 family loans	67-83%
Multi-family loans	41-53%
Home equity loans/lines of credit	48-63%
Commercial real estate loans	44-56%
Farm real estate loans	51-69%

Listing Status/Physical Delivery
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	93-100%
U.S. agency MBS/CMOs	91-96%
Private-label MBS/CMOs	65-87%
Commercial mortgage-backed securities	48-83%
Small Business Administration certificates	91%
1-4 family loans	70-83%
Multi-family loans	57-83%
Home equity loans/lines of credit	53-69%
Commercial real estate loans	53-67%

The ranges of lendable values for blanket collateral status are expressed as percentages of collateral book value and exclude subprime and nontraditional mortgage loan collateral. The ranges of lendable value for listing and physical collateral status are expressed as a percentage of estimated market value. Loans pledged under a Blanket status generally are haircut more aggressively than loans on which we have detailed loan structure and underwriting information.

The FHLBank periodically evaluates the CMRs applied by completing internal evaluations or engaging third-party specialists. Beginning in June, we engaged a market-recognized vendor to perform this regular update to the CMRs. The first update addressed collateral comprised of multi-family loans because the amount of that collateral type grew materially in June. The result of the update was to lower the CMRs, and consequently was to increase the lendable values by approximately 20 to 33 percent, for this type of collateral pledged by members to whom we assign strong internal credit ratings and who elect to deliver collateral under listing status. This change in CMRs was influenced by the stabilization in the credit environment generally and specifically for multi-family collateral. We believe the updated CMRs for this collateral type maintain a rigorous amount of credit protection consistent with our risk appetite. This change in CMR was implemented in mid-July; CMRs for other collateral types will be updated in the remainder of 2012.

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

(Dollars in billions)
September 30, 2012			December 31, 2011
	All Members and Borrowing Nonmembers			All Members and Borrowing Nonmembers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	479	$66.7	1-3	420	$57.0
4	121	46.4	4	181	41.0
5	82	5.6	5	72	2.0
6	29	0.5	6	34	0.7
7	40	1.2	7	46	1.8
Total	751	$120.4	Total	753	$102.5

A “4” rating is our assessment of the lowest level of satisfactory performance. Many members continue to be adversely affected by the last recession, the weak economic recovery, and the continued distress in the housing market, although at a diminished overall level compared to trends in 2008-2011. As of September 30, 2012, 151 members and borrowing nonmembers (20 percent of the total) had credit ratings of 5 through 7, a net decrease of only one from the end of 2011. These members had $7.3 billion of borrowing capacity at September 30. There was a net decrease of 60 members who had a 4 credit rating and a net increase of 59 members with credit ratings of 1, 2, or 3. There was a net decrease of 11 members with the two lowest credit ratings. These trends could indicate a general stabilization in the overall financial condition of our members, although the improvement to date has been most evident among members with already-acceptable "4" credit ratings.

Member Failures, Closures, and Receiverships. There were three member failures during the first nine months of 2012. These institutions had no Advances outstanding with us.

Mortgage Purchase Program
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is moderate, an assessment made based on the following factors:

▪	various credit enhancements for conventional loans, which are designed to protect us against credit losses;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively moderate overall amount of delinquencies and defaults experienced when compared to national averages;

▪	charge-offs totaling only $3.8 million year-to-date and $9.2 million program-to-date through September 30, 2012; and

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

FICO® Score (1)	September 30, 2012	December 31, 2011
< 620	—%	—%
620 to < 660	3	4
660 to < 700	9	10
700 to < 740	18	18
>= 740	70	68

Weighted Average	757	754

(1)	Represents the original FICO® score.

There was little change in the FICO® score distribution in the first nine months of 2012 compared with prior periods. We believe the distribution of FICO® scores is one indication of the portfolio's overall favorable credit quality; 70 percent of the portfolio had scores at an excellent level of 740 or above and 88 percent had scores above 700 which is a threshold generally considered indicative of homeowners' good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	September 30, 2012	December 31, 2011	Loan-to-Value	September 30, 2012	December 31, 2011
<= 60%	21%	21%	<= 60%	28%	26%
> 60% to 70%	18	18	> 60% to 70%	21	17
> 70% to 80%	51	52	> 70% to 80%	29	29
> 80% to 90%	6	6	> 80% to 90%	12	14
> 90%	4	3	> 90% to 100%	5	6
			> 100%	5	8
Weighted Average	70%	70%	Weighted Average	69%	72%

Overall loan-to-value ratios of the current portfolio of loans deteriorated moderately since origination. At September 30, 2012, 22 percent of loans were estimated to have current loan-to-value ratios above 80 percent, up from ten percent at origination. We believe this trend represents an overall acceptable credit quality of the portfolio, in light of the significant deterioration in national average housing prices in recent years. In the first nine months of 2012, the loan-to-value ratios improved modestly; the percentage of loans having estimated current loan-to-value ratios above 80 percent declined by six percent.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account. The Lender Risk Account is a purchase-price holdback that PFIs may receive back from us, starting five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. The Lender Risk Account is funded by the FHLBank from a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses. The amount of loss claims against the Lender Risk Account in the first nine months of 2012 was approximately $2 million. The Account had balances of $97 million and $69 million at September 30, 2012 and December 31, 2011, respectively. The increase in the balance of the Account from year end 2011 is a result of the discontinued use of SMI as a credit enhancement and instead, augmenting credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2012	December 31, 2011
Early stage delinquencies - unpaid principal balance (1)	$64	$82
Serious delinquencies - unpaid principal balance (2)	82	91
Early stage delinquency rate (3)	1.0%	1.3%
Serious delinquency rate (4)	1.2	1.4
National average serious delinquency rate (5)	3.9	4.1

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2012 rate is based on June 30, 2012 data.

The MPP has experienced a moderate amount of delinquencies and foreclosures. The rates continued to be well below national averages and we expect this to continue to be the case. Delinquency rates for both the early stage and serious categories declined in the first nine months of 2012. We are cautiously optimistic that these data indicate an improving trend in housing market conditions, and we continue to closely monitor these data to evaluate the sustainability of the trend.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At September 30, 2012, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $326 million of conventional principal balances with current estimated loan-to-values above 100 percent, only $30 million (nine percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods:

(In millions)	September 30, 2012	December 31, 2011
Estimated incurred credit losses, before credit enhancements	$(55)	$(64)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	4	5
Supplemental mortgage insurance	24	30
Lender Risk Account	9	8
Allowance for credit losses, after credit enhancements	$(18)	$(21)

The data presented above are aggregated, which provide useful information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The reduction in the allowance for credit losses in the first three quarters of 2012 compared to year-end 2011 was based on stabilization or even modest growth in home prices, stabilization in losses given default ("loss severities"), and declines in the number of loans assessed to have incurred losses. We cannot predict the future course of factors that determine incurred credit losses, including home prices, macro-economic conditions such as unemployment rates, estimated loss severities, the health of mortgage insurance providers, and regulatory or accounting guidance.

In addition to the allowance for credit losses recorded, we regularly analyze, using recognized third-party credit and prepayment models, potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates (and assuming the two SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses could increase by approximately $60 million, which would decrease annual ROE by approximately 0.30 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
Primary Mortgage Insurance
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the primary mortgage insurance providers.

Supplemental Mortgage Insurance
Another credit enhancement feature is SMI purchased from Genworth and MGIC. Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have $3.7 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC. Over time, as existing business in the MPP pays off and is replaced with new business which does not rely on SMI, the amount of SMI exposure will diminish.

We subject both SMI providers to a standard credit underwriting analysis. Both providers have experienced weakened financial conditions in the last several years. Currently, the lowest credit rating from nationally recognized statistical rating organizations (NRSROs) is B- for MGIC and B for Genworth, with both on negative outlook. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to pay their insurance coverage on defaulting loans (with an assumption that we would obtain a 50 percent recovery rate), we estimate our exposure at September 30, 2012 to the providers over the life of the MPP loans to be approximately $18 million. In an adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same recovery assumption), we estimate exposure to be approximately $28 million.

Based on our most-recent analysis including consulting with a third-party rating agency, we believe it is likely each provider will fulfill its contractual insurance obligations. However, this assessment is uncertain because of the combination of potential impacts on the mortgage insurance industry from the current conditions in the economy and housing markets, the providers' stressed financial performance and condition, and their below-investment grade credit ratings and negative outlooks. Based on these factors, we concluded, as of September 30, 2012, that payments on a portion of our SMI coverage may not be probable and have incorporated an estimate of such in our loan loss reserve. Of the total amount of estimated exposure from the providers (assuming a 50 percent recovery rate), we believe that $2.4 million of payments may not be probable at September 30, 2012.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

(In millions)	September 30, 2012
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,740	$2,800	$5,540
Total unsecured liquidity investments	—	2,740	2,800	5,540
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	2,200	—	2,200
Government-sponsored enterprises (1)	—	1,928	—	1,928
TLGP (2)	—	1,609	—	1,609
Total guaranteed/secured liquidity investments	—	5,737	—	5,737
Total liquidity investments	$—	$8,477	$2,800	$11,277

	December 31, 2011
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$540	$1,730	$2,270
Certificates of deposit	—	2,329	1,625	3,954
Other (3)	217	—	—	217
Total unsecured liquidity investments	217	2,869	3,355	6,441
Guaranteed/Secured Liquidity Investments
U.S. Treasury obligations	—	331	—	331
Government-sponsored enterprises (1)	—	2,554	—	2,554
TLGP (2)	—	1,411	—	1,411
Total guaranteed/secured liquidity investments	—	4,296	—	4,296
Total liquidity investments	$217	$7,165	$3,355	$10,737

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(2)	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

(3)	Consists of debt securities issued by International Bank for Reconstruction and Development.

We believe these investments were purchased from counterparties that have a strong ability to repay principal and interest. We currently limit such investments to counterparties with credit ratings at time of purchase at single-A or above, and we are aggressive in restricting maturities, reducing dollar exposure, and suspending new investments with counterparties we deem to represent elevated credit risk. We currently tend to invest only in overnight Federal funds and certificates of deposit which are negotiable and held in available-for-sale accounts.

At September 30, 2012, a majority (51 percent) of our liquidity investments were purchased from counterparties that provide explicit guarantees from the U.S. government (TLGP securities), that are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell). We believe the guaranteed and secured investments continue to represent no credit risk exposure to us.

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

(In millions)	September 30, 2012
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$130	$670	$800
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	765	730	1,495
Sweden	AAA	565	365	930
Finland	AAA	565	—	565
Netherlands	AAA	565	—	565
Norway	AAA	—	365	365
Germany	AAA	—	335	335
United Kingdom	AAA	—	335	335
Australia	AAA	150	—	150
Total U.S. branches and agency offices of foreign commercial banks		2,610	2,130	4,740
Total unsecured investment credit exposure		$2,740	$2,800	$5,540

(1)	Represents the lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

At September 30, 2012, all of the $5.5 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving between triple-A and double-A long-term sovereign ratings, and all of the unsecured investments had overnight maturities. By Finance Agency Regulations, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We believe we face minimal exposure in our unsecured investments to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt, especially to those countries currently experiencing financial distress; and we are aggressive in limiting exposure to such counterparties. The exposure to non-U.S. countries at September 30, 2012 was comprised of lending to 12 institutions.

Mortgage-Backed Securities
GSE Mortgage-Backed Securities. Historically, almost all of our mortgage-backed securities have been residential GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest, and agency securities issued by Ginnie Mae, which the federal government guarantees. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees; we believe the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies. Beginning in the fourth quarter of 2010, we invested in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These investments totaled $1.5 billion at September 30, 2012. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. The strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities. The FHLBank did not hold any private-label mortgage-backed securities at September 30, 2012.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at September 30, 2012. Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout the first nine months of 2012, totaling $9 million at the end of the third quarter. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change; however, contractual collateral provisions would limit our exposure to acceptable levels.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	1,386	5	—	5
A	8,728	4	(3)	1
Baa/BBB	4,199	—	—	—
Member institutions (2)	166	3	—	3
Total	$14,479	$12	$(3)	$9

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)
September 30, 2012				December 31, 2011
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
BNP Paribas	A	$3,050	$—	Barclays Bank PLC	A	$3,596	$—
Citigroup Financial Products Inc.	Baa/BBB	2,122	—	BNP Paribas	A	2,830	—
Morgan Stanley Capital Services	Baa/BBB	2,077	—	Deutsche Bank AG	A	2,116	—
All others (11 counterparties)	A to Aa/AA	7,064	6	Royal Bank of Scotland PLC	A	1,981	—
Total		$14,313	$6	All others (9 counterparties)	A to Aa/AA	8,230	3
				Total		$18,753	$3

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we continue to have no reason to believe any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of September 30, 2012, we had $1.2 billion of notional principal of interest rate swaps outstanding to one member JPMorgan Chase Bank, N.A., which also had outstanding credit services with us. Due to the amount of market value collateralization, we had no outstanding derivatives credit exposure to this counterparty.

Lehman Brothers Derivatives. On September 15, 2008, Lehman Brothers Holdings, Inc. ("Lehman Brothers") filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. ("LBSF"), with a total notional principal amount of $5.7 billion. Under the provisions of our master agreement with LBSF, all of these swaps automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The close-out provisions of the Agreement required us to pay LBSF a net fee of approximately $189 million, which represented the swaps' total estimated market value at the close of business on Friday, September 12, 2008. We paid LBSF approximately $14 million to settle all of the transactions, comprised of the $189 million market value fee minus the value of collateral we had delivered previously and other interest and expenses. On September 16, 2008, we replaced these swaps with new swaps transacted with other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net fee of approximately $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.

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

In March 2010, representatives of the Lehman bankruptcy estate advised us that they believed that we had been unjustly enriched and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount we paid Lehman and the market value fee we received on the replacement swaps. In May 2010, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management participated in a non-binding mediation in New York in August 2010, and our legal counsel continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. We believe that we correctly calculated, and fully satisfied, our obligation to Lehman in September 2008, and we intend to vigorously dispute any claim for additional amounts.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is through cost effective access to the capital markets for participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and for execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first nine months of 2012, our share of participations in debt issuances totaled $184.5 billion for Discount Notes and $15.5 billion for Consolidated Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first three quarters of 2012 and our overall ability to fund our operations through debt issuance at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both as a function of meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we tend to hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance and our internal operational liquidity measures tended to be in the range of $4 billion to $8 billion during the first nine months of 2012.

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

Contingency Liquidity Requirement (in millions)	September 30, 2012	December 31, 2011
Total Contingency Liquidity Reserves (1)	$25,175	$23,599
Total Requirement (2)	(14,493)	(6,669)
Excess Contingency Liquidity Available	$10,682	$16,930

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

Deposit Reserve Requirement (in millions)	September 30, 2012	December 31, 2011
Total Eligible Deposit Reserves	$42,253	$33,733
Total Member Deposits	(1,158)	(1,067)
Excess Deposit Reserves	$41,095	$32,666

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2012. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2011. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Consolidated Bonds) - par (1)	$12,980	$8,238	$4,221	$4,259	$29,698
Operating leases (include premises and equipment)	1	2	—	—	3
Mandatorily redeemable capital stock	3	216	—	—	219
Commitments to fund mortgage loans	166	—	—	—	166
Pension and other postretirement benefit obligations	2	4	4	19	29
Total Contractual Obligations	$13,152	$8,460	$4,225	$4,278	$30,115

(1)
Does not include Discount Notes and contractual interest payments related to Consolidated Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at September 30, 2012. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2011, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$3,788	$82	$39	$62	$3,971
Standby bond purchase agreements	313	67	—	—	380
Consolidated Obligations traded, not yet settled	375	—	75	885	1,335
Total off-balance sheet items	$4,476	$149	$114	$947	$5,686

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first nine months of 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2012, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of September 30, 2012, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2012, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Information relating to this Item is set forth under the caption “Update on Business Outlook, Risk Factors, and Risk Exposure” in Part I, Item 2, of this filing.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

From time-to-time the FHLBank provides Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. The FHLBank provided $8.3 million of such credit support during the three months ended September 30, 2012. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 9th day of November 2012.

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