Form 10-K
period 2012-12-31
Federal Home Loan Bank of Cincinnati
filed 2013-03-21
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
☐ Yes   ☒ No

As of February 28, 2013, the registrant had 43,588,546 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

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

The FHLBank System also includes the Federal Housing Finance Agency (Finance Agency) and the Office of Finance. The Finance Agency is an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The Finance Agency oversees the conservatorships of Fannie Mae and Freddie Mac. The Office of Finance is a joint office of the District Banks regulated by the Finance Agency to facilitate the issuance and servicing of the FHLBank System's Consolidated Obligations (or Obligations).

In addition to being GSEs, the FHLBanks are cooperative institutions, which means our stockholders are also our primary customers. Private-sector financial institutions within our district voluntarily become members of our FHLBank and purchase capital stock in order to gain access to products and services. Only members can purchase capital stock. All Fifth District federally insured depository institutions, insurance companies, and community development financial institutions may apply for membership. Such applicants must satisfy membership requirements in accordance with federal legislation and Finance Agency regulations. These requirements deal primarily with home financing activities, satisfactory financial condition such that Advances may be made safely to the member, and matters related to the regulatory, supervisory and management oversight of the applicant. By law, an institution is permitted to be a member of only one Federal Home Loan Bank, although a holding company may have memberships in more than one District Bank through its subsidiaries.

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

The number of our members has been relatively stable in the last 10 years, ranging between 720 and 760. At December 31, 2012, we had 742 members, 195 full-time employees, and 4 part-time employees. Our employees are not represented by a collective bargaining unit.

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

To accomplish these objectives, we strive to maintain a conservative risk profile that will ensure we operate safely and soundly, promote prudent growth in Mission Asset Activity, consistently generate competitive earnings, and protect the par value of members' capital stock investment. We believe our business is financially sound and adequately capitalized on a risk-adjusted basis.

We practice this conservative philosophy in many ways:

▪	We believe we operate with moderate market risk and limited residual credit risk, liquidity risk, operational risk, and capital impairment risk.

▪	We have a priority to ensure competitive and relatively stable profitability.

▪	We make conservative investment choices.

▪	We use derivatives only to hedge individual assets and liabilities, not for macro balance sheet hedging.

▪	We normally operate with less financial leverage than regulation permits.

▪	We have not instituted large-scale, district-wide repurchases of excess stock.

▪	We have significantly increased retained earnings in recent years.

▪	We create a working and operating environment that emphasizes a stable employee base.

Member stockholders derive value from two sources: the competitive prices, terms, and characteristics of our products; and a competitive dividend return on their capital investment. We strike a balance between offering more attractively priced products, which tend to lower dividend payments, and paying attractive dividends. We believe members' investment in our capital stock is comparable to investing in high-grade short-term, or adjustable-rate, money market instruments or in adjustable-rate preferred equity instruments. Therefore, we structure our risk exposures so that earnings tend to move in the same direction as changes in short-term market rates, which provides member stockholders a degree of predictability on their dividend returns. One measure of this success in paying competitive dividends is that relatively few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.

Our conservative risk management principles and having a long-term performance orientation that balance the two sources of membership value are motivated by the FHLBank's cooperative business model in which stockholders and customers are the same entities.

Business Activities

Our principal activity is making readily available, competitively priced and fully collateralized Advances to members. Together with the issuance of collateralized Letters of Credit, Advances constitute our “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program (MPP) and hold them as portfolio investments. This program offers members a competitive alternative to the traditional secondary mortgage market. Together, these product offerings constitute our “Mission Asset Activity.”

In addition, through various Housing and Community Investment programs, we assist members in serving very low-, low-, and moderate-income housing markets and community economic development. These programs provide Advances at below-market rates of interest, as well as direct grants and subsidies, and can help members satisfy their regulatory requirements under the Community Reinvestment Act.

To a more limited extent, we also offer members various correspondent services that assist them in the administration of their operations.

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

Our primary source of funding and liquidity is through participation in the issuance of the FHLBank System's unsecured debt securities - Consolidated Obligations - in the capital markets. A secondary source of funding is our capital. Obligations are the joint and several obligations of all 12 FHLBanks, backed only by the financial resources of these institutions. A critical component of the success of the System's operations is its ability to maintain a comparative advantage in funding, which is due largely to its GSE status. We regularly issue Obligations under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR)) compared with many other financial institutions. We also execute derivative transactions to help hedge market risk exposure. These capabilities enable us to offer members a wide range of Mission Asset Activity and enable members to access the capital markets, through their activities with the FHLBank, in ways that may not be available to them without our services.

Ratings of Nationally Recognized Statistical Rating Organizations

The System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assign, and historically has assigned, the System's Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2012. This action was taken based on Moody's expectation that the respective long-term ratings are unlikely to fall below the AA level and that the FHLBanks have sufficient asset liquidity for business operations in the event there would be any short-term disruptions in the short-term debt markets.

In August 2011, Standard & Poor's, in conjunction with its downgrades of the long-term sovereign rating of the United States from AAA to AA+ with a negative outlook, lowered the ratings on the FHLBank System's senior unsecured long-term debt and the counterparty rating on our FHLBank from AAA to AA+ with a negative outlook. It also lowered ratings of other GSE's. The GSE ratings actions were based on the downgrade of the United States because in the application of Standard & Poor's Government Related Entities criteria, GSE ratings are constrained by the long-term sovereign rating of the United States. These ratings changes have not resulted in any material impact on our debt issuance capabilities.

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

Sources of Earnings

Our major source of revenue is interest income earned on Advances, MPP notes, and investments. Major items of expense are:

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

BUSINESS SEGMENTS

We manage the development, resource allocation, product delivery, pricing, credit risk management, and operational administration of our Mission Asset Activity in two business segments: Traditional Member Finance and the MPP. Traditional Member Finance includes Credit Services, Housing and Community Investment, Investments, some correspondent and deposit services, and other financial products of the FHLBank. See the “Segment Information” section of “Results of Operations” in Item 7 and Note 19 of the Notes to Financial Statements for more information on our business segments, including their results of operations.

Traditional Member Finance

Credit Services
Advances. Advances provide members competitively priced sources of funding to manage their asset/liability and liquidity needs. Advances can both complement and be alternatives to retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient, fast, and continual access to funds for our members, which we believe provides them with substantial benefits. In most cases members can access funds on a same-day basis.

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

Repurchase based (REPO) Advances are short-term, fixed-rate instruments structured similarly to repurchase agreements from investment banks, with one principal difference. Members collateralize their REPO Advances through our normal collateralization process, instead of being required to pledge specific securities as would be required in a repurchase agreement. A majority of REPO Advances outstanding normally have overnight maturities.

LIBOR Advances have adjustable interest rates typically priced off 1- or 3-month LIBOR indices. LIBOR Advances may be structured at the member's option as either prepayable with a fee or prepayable without a fee if the prepayment is made on a repricing date.

Regular Fixed Rate Advances have terms of three months to 30 years, with interest normally paid monthly and principal repayment normally at maturity. Members may choose to purchase call options on these Advances, although in the last 5 years, balances with call options have been at or close to zero.

Putable Advances are fixed- or adjustable-rate Advances that provide us an option to terminate the Advance, usually after an initial “lockout” period. Most have fixed-rates with long-term original maturities. Selling us these options enables members to secure lower rates on Putable Advances compared to Regular Fixed Rate Advances with the same final maturity.

Mortgage-Related Advances are fixed-rate, amortizing Advances with final maturities of 5 to 30 years. Some of these Advances, at the choice of the member, provide members with prepayment options without fees.

We also offer several other Advance programs that have smaller outstanding balances.

Letters of Credit. We offer Letters of Credit, which are collateralized contractual commitments we issue on a member's behalf to guarantee its performance to third parties. A Letter of Credit may obligate us to make direct payments to a third party, in which case it is treated as an Advance to the member. The most popular use of Letters of Credit is as collateral supporting public unit deposits, which are deposits held by governmental units at financial institutions. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized.

How We Manage Credit Services Risks. We manage market risk on Advances by tending to match fund Advances with similar-duration Consolidated Obligations including the use of interest rate swaps to match the repricing terms of Obligations (net of the swaps) and the Advances.

In addition, for many but not all Advance programs, Finance Agency Regulations require us to charge members prepayment fees for early termination of principal when the early termination results in an economic loss to us. Some Advance programs are structured as non-prepayable, such as REPO Advances. We determine prepayment fees using standard present-value calculations that make us economically indifferent to the prepayment. The prepayment fee equals the present value of the estimated profit that we would have earned over the remaining life of the prepaid Advance. If a member prepays principal on an Advance that we have hedged with an interest rate swap, we may also assess the member a fee to compensate us for the cost we incur in terminating the swap before its stated final maturity.

The primary way we manage credit risk on Advances is to require each member to supply us with a security interest in eligible collateral with an estimated value in excess of total Advances and Letters of Credit. Collateral is comprised mostly of single family loans, home equity lines, multi-family loans and bond securities. We believe that the combination of conservative collateral policies and risk-based credit underwriting activities effectively mitigate all credit risk associated with Advances. We have never experienced a credit loss on Advances, nor have we ever determined it necessary to establish a loss reserve. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” and Notes 8 and 10 of the Notes to Financial Statements have more detail on our credit risk management of member borrowings.

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

The Affordable Housing Program provides funding for the development of affordable housing. The Program consists of a competitive program and a homeownership set-aside program, called the Welcome Home Program. Under the competitive program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in semiannual offerings. Under the Welcome Home Program, funds are normally available beginning in March until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. Up to 35 percent of the Affordable Housing accrual is set aside for the Welcome Home Program and the remainder allocated to the competitive program.

Our Board of Directors also may allocate funds to voluntary housing programs, which it reviews annually. In March 2012 and again in January 2013, the Board authorized an additional $1.0 million for the Carol M. Peterson Housing Fund. The Carol M. Peterson Housing Fund resources are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In 2012, the Board of Directors also established the Disaster Reconstruction Program. The Disaster Reconstruction Program is a $5 million voluntary housing program that provides grants for purchase or rehabilitation of a home to Fifth District residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster occurring within the Fifth District.

Two other housing programs that fall outside the auspices of the Affordable Housing Program are the Community Investment Program and the Economic Development Program. Advances under the former program have rates equal to our cost of funds, while Advances under the latter program have rates equal to our cost of funds plus three basis points. Members use the Community Investment Program to serve housing needs of low- and moderate-income people and, under certain conditions, community economic development projects. The Economic Development Program is used exclusively for economic development projects.

Investments
Types of Investments. We hold both liquidity investments, most of which normally have short-term maturities, and longer-term investments. Liquidity investments are permitted to include overnight and term Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, and debt securities issued by the U.S. government or its agencies. The first five categories represent unsecured lending to private counterparties. We are prohibited by Finance Agency Regulation from investing (secured or unsecured) in financial investments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. We also may place deposits with the Federal Reserve Bank.

We are also permitted by Finance Agency Regulations to purchase the following other investments, most of which have longer-term original maturities than liquidity investments:

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

We have never purchased any asset-backed security and currently do not own any privately-issued mortgage-backed securities. Per regulation, the total investment in mortgage-backed securities and asset-backed securities may not exceed, on a book value basis, 300 percent of previous month-end regulatory capital on the day we purchase the securities. (See the “Capital Resources” section below for the definition of regulatory capital.)

Purposes of Making Investments. The investments portfolio helps achieve our corporate objectives in the following ways:

▪
Liquidity management. As their name implies, liquidity investments help us manage liquidity and support our ability to fund most Advances on the same day members request them. We can structure short-term debt issuances so that the liquidity investments mature sooner than this debt, providing a source of liquidity. We also may be able to transform certain investments to cash without a significant loss of value.

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

How We Manage Investment Risks. We strive to ensure our investment purchases have a moderate degree of market risk and limited credit risk, which tends to lower the returns we can expect to earn on these securities. We believe that a philosophy of purchasing investments with a high amount of market or credit risk would be inconsistent with our GSE status.

Market risk associated with short-term investments tends to be moderate because of their short maturities and because we typically fund them with similar duration short-term Consolidated Obligations. We mitigate the market risk of mortgage-backed securities, which exists primarily from changes in mortgage prepayment speeds, by limiting their balances to 300 percent of regulatory capital and by issuing and dynamically rebalancing a portfolio of long-term unswapped fixed-rate callable and noncallable Consolidated Bonds.

Finance Agency Regulations and internal policies also provide controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. These restrictions prohibit, among others, the purchase of interest only or principal only stripped mortgage-backed securities and mortgage-backed securities whose average life varies more than six years under a 300 basis points interest rate shock.

Our internal policies specify general guidelines for, and relatively tight constraints on, the types and amounts of short-term investments we are permitted to hold and the maximum amount of credit risk exposure we are permitted to have with eligible counterparties. We are permitted to invest only in the instruments of counterparties with high credit ratings, and because of our conservative investment policies and practices, we believe all of our investments have high credit quality. We have never had a credit loss or credit-related write down of any investment security.

By Finance Agency Regulations, unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited to maturities not exceeding nine months and limited to an amount based on a percentage of eligible regulatory capital. Eligible capital is defined as the lesser of our total regulatory capital or the eligible amount of Tier 1 capital, or if not available other comparable capital, of the counterparty. The permissible percentage ranges from one percent to 15 percent based on the counterparty's lowest long-term credit rating of its debt from an NRSRO. The lowest long-term credit rating for a counterparty to which we are permitted to extend credit is double-B. In practice, for many years we have maintained a tighter restriction and generally invested funds only in those eligible institutions with long-term credit ratings of at least single-A. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” has more detail on our investment's credit and market risk management.

Deposits
We provide a variety of deposit programs, including demand, overnight, term and Federal funds, which enable depositors to invest funds in short-term liquid assets. We accept deposits from members, other FHLBanks, any institution to which we offer correspondent services, and other government instrumentalities. The rates of interest we pay on deposits are subject to change daily based on comparable money market interest rates. The balances in deposit programs tend to vary positively with the amount of idle funds members have available to invest as well as the level of short-term interest rates. Deposits have represented a small component of our funding in recent years, typically between one and two percent of our funding sources.

Mortgage Purchase Program (MPP or Mortgage Loans Held for Portfolio)

Description of the MPP
Types of Loans and Benefits. Finance Agency Regulations permit the FHLBanks to purchase and hold specified mortgage loans from their members. We offer the MPP, which directly supports our public policy mission of supporting housing finance. By selling mortgage loans to us, members can increase their balance sheet liquidity and reduce their interest rate and mortgage prepayment risks. The MPP enables small- and medium-sized community-based financial institutions to use their existing relationship with us to participate more effectively in the secondary mortgage market. Finally, the MPP enhances our long-term profitability on a risk-adjusted basis, which augments the return on member stockholders' capital investment.

Under the MPP, we purchase two types of loans: qualifying conforming fixed-rate conventional 1-4 family residential loans and residential mortgages fully guaranteed by the Federal Housing Administration (FHA). Members approved to sell us loans are referred to as Participating Financial Institutions (PFIs).We hold purchased mortgage loans on our balance sheet and account for them as mortgage loans held for portfolio. Although regulations permit us to purchase qualifying mortgage loans originated within any state or territory of the United States, for several years we have not purchased loans originated in New York, Massachusetts, Maine, Rhode Island or New Jersey due to features of those states' Anti-Predatory Lending laws that are less restrictive than we prefer.

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2013, the Finance Agency established that limit at $417,000, the same as 2006-2012, with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. Our policies prohibit us from purchasing conforming mortgages subject to these higher amounts.

Loan Purchase Process. A Master Commitment Contract is negotiated with each PFI, in which the PFI agrees to make a best efforts attempt to sell us a specific dollar amount of loans generally over a period of up to 12 months. We purchase loans pursuant to a Mandatory Delivery Contract, which is a legal commitment we make to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices.

Shortly before delivering the loans that will fill in the Mandatory Delivery Contract, the PFI must submit loan level detail including underwriting information. We apply procedures through the automated Loan Acquisition System designed to screen loans that do not comply with our policies. Our underwriting guidelines generally mirror those of Fannie Mae and Freddie Mac for conforming conventional loans, although our guidelines and pool composition requirements are more conservative in a number of ways in order to further limit credit risk exposure. PFIs are required to make certain representations and warranties against our underwriting guidelines on the loans they sell to us. If loans are sold in breach of those representations and warranties, we have the contractual right to require the PFI to repurchase those loans.

How We Manage MPP Risks
We mitigate MPP's market risk similarly to how we mitigate market risk from mortgage-backed securities, as described above and in Item 7's "Quantitative and Qualitative Disclosures About Risk Management."

Regarding credit risk, a unique feature of the MPP is that it separates the various activities and risks associated with residential mortgage lending for conventional loans and allows these risks and activities to be taken on by different entities. We manage the funding of the loans, interest rate risk (including prepayment risk), and liquidity risk. PFIs manage marketing, originating and, in most cases, servicing the loans. PFIs may either retain servicing or sell it to a qualified and approved third-party servicer (also referred to as a PFI). Because PFIs manage and bear most of the credit risk, they do not pay us a guarantee fee to transfer credit risk.

Credit risk exposure is mitigated for conventional loans through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, include (in order of priority) primary mortgage insurance (when applicable), the Lender Risk Account (discussed below), and for loans acquired before February 2011, Supplemental Mortgage Insurance (when applicable) that the PFI purchased from one of our approved third-party providers naming us as the beneficiary. These credit enhancements are designed to adequately protect the FHLBank against credit losses in scenarios of severe downward movements in housing prices and unfavorable changes in other factors that can affect loan delinquencies and defaults.

The Lender Risk Account is a key component of how we manage residual credit risk. It is a purchase-price holdback that PFIs may receive back from us, starting after five years from the loan purchase date, if they manage credit risk to pre-defined acceptable levels of exposure on the loan pools they sell to us. Actual loan losses are deducted from the amount of the purchase-price holdback we return to the PFI. The Lender Risk Account provides PFIs with a strong incentive to sell us high quality performing mortgage loans.

Beginning in February 2011, we changed our credit enhancement structure to further enhance credit risk management. We discontinued use of Supplemental Mortgage Insurance for new loan purchases and replaced it with expanded use of the Lender Risk Account and aggregation of loan purchases into larger pools to provide diversification in credit risk exposure. These changes were motivated by the deterioration in the housing and mortgage markets in 2007-2010; one result of which has been that the providers of supplemental mortgage insurance used in the MPP now have ratings below the double-A rating required by a Finance Agency Regulation. In addition, the insurers increased the cost of purchasing supplemental mortgage insurance several times, which made it more difficult to competitively price mortgages in the MPP.

We believe we bear no credit risk on purchased FHA loans due to the explicit FHA guarantee and therefore we do not require any credit enhancements beyond underwriting, homeowner's equity, and primary mortgage insurance.

Item 7's “Quantitative and Qualitative Disclosures About Risk Management” has more detail on our credit risk management of the MPP.

Earnings from the MPP
We generate earnings in the MPP from monthly interest payments minus the cost of funding and the cost of hedging the MPP's interest rate risk. Interest income on each loan is computed as the mortgage note rate multiplied by the loan's principal balance:

▪	minus servicing costs (0.25 percent for conventional loans and 0.44 percent for FHA loans);

▪	minus the cost of Supplemental Mortgage Insurance (as applicable); and

▪	adjusted for the amortization of purchase premiums or the accretion of purchase discounts and for the amortization or accretion of fair value adjustments on commitments.

For new loan purchases, we consider the cost of the Lender Risk Account when we set conventional loan prices and evaluate the MPP's expected return. The pricing of each structure depends on a number of factors and is specific to the PFI and to the loan pool. We do not receive fees or income for retaining the risk of losses in excess of any credit enhancements.

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

Bonds may have fixed or adjustable (i.e., variable) rates of interest. Fixed-rate Bonds are either noncallable or callable. A callable Bond is one that we are able to redeem in whole or in part at our discretion on one or more predetermined call dates according to the Bond's offering notice. The maturity of Bonds typically ranges from one year to 20 years. Generally, our adjustable-rate Bonds use LIBOR for interest rate resets. In the last five years, we have not issued step-up Bonds, range Bonds, zero coupon Bonds, indexed principal redemption Bonds, or other similarly complex instruments.

The mix of Obligations fluctuates in response to relative changes in short-term versus long-term assets, relative changes in fixed-rate versus adjustable-rate assets, decisions on market risk management (particularly the amount of funding of longer-term assets with short-term Obligations), and differences in relative costs of various Obligations. We use fixed-rate Bonds to fund longer-term fixed-rate Advances and longer-term fixed rate mortgage assets, and use adjustable-rate Bonds to fund adjustable-rate LIBOR Advances. We may transact in interest rate swaps to synthetically convert some fixed-rate Bonds to adjustable-rate terms, mostly indexed to LIBOR. These are used normally to hedge adjustable-rate LIBOR Advances.

We participate in the issuance of Discount Notes to fund short-term Advances, adjustable-rate LIBOR Advances, putable Advances (which are normally swapped to LIBOR), liquidity investments, and a portion of longer-term fixed-rate assets. Discount Notes have maturities from one day to one year, with many of ours normally maturing within three months.

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

Finance Agency Regulations govern the issuance of Consolidated Obligations. The Office of Finance services Obligations, prepares the FHLBank System's quarterly and annual combined financial statements, and serves as a source of information for the FHLBanks on capital market developments.

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

LIQUIDITY

The FHLBank's operations require a continual and substantial amount of liquidity to provide members access to timely Advance funding and mortgage loan sales in all financial environments and to meet financial obligations (primarily maturing Consolidated Obligations) as they come due in a timely and cost-efficient manner. Liquidity risk is the risk that we will be unable to satisfy these obligations or to meet the Advance and MPP funding needs of members in a timely and cost-efficient manner. Liquidity requirements are significant because Advance balances can be highly volatile, many have short-term maturities, and we strive to offer access to Advances on the same day members request them. We regularly monitor liquidity risks and the investment and cash resources available to meet liquidity needs, as well as statutory and regulatory liquidity requirements.

Because Obligations have favorable credit ratings and because the FHLBank System is one of the largest sellers of debt in the worldwide capital markets, the System historically has been able to satisfy its liquidity needs through debt issuance across a wide range of structures at relatively favorable spreads to benchmark market interest rates. This was the case even during the severe financial crisis of late 2008 and early 2009 and the federal government's political stresses over fiscal policy in mid-2011 and late-2012.

Besides proceeds from debt issuances, we also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. Our sources of asset liquidity include cash, maturing Advances, maturing investments, principal paydowns of mortgage assets, the ability to sell certain investments, and interest payments received. Uses of liquidity include repayments of Obligations, issuances of new Advances, purchases of loans under the MPP, purchases of investments, and payments of interest.

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

Our Capital Plan has the following basic characteristics:

▪	We offer only one class of capital stock, Class B, which is redeemable upon a member's five-year advance written notice, with certain conditions described below.

▪
The Capital Plan enables us to efficiently expand and contract capital needed to capitalize assets in response to changes in our membership base and their Mission Asset needs, thereby maintaining a prudent amount of financial leverage in compliance with regulatory capital requirements and also consistent with generating earnings to provide competitive dividend returns and a sufficient amount of retained earnings.

▪
The Capital Plan permits us to issue shares of capital stock only under the following circumstances: as required for an institution to become a member or maintain membership; as required for a member to capitalize Mission Asset Activity; and to pay stock dividends.

▪	We may, subject to the restrictions described below, repurchase certain capital stock (i.e., "excess" capital stock) in a timely and prudent manner.

▪	The concept of “cooperative capital” explained below better aligns the interests of heavy users of our products with light users by enhancing the dividend return.

▪
By statute and Finance Agency requirement, we must satisfy three capital requirements, the most important of which are a minimum four percent regulatory capital-to-assets ratio and a risk-based capital requirement. Capital requirements are further discussed in the “Capital Adequacy” section of Item 7's “Quantitative and Qualitative Disclosures About Risk Management.”

In addition to the minimum capital requirements, the GLB Act and our Capital Plan promote the adequacy of our capital to absorb financial losses in three ways, which combine to give member stockholders a clear incentive to require us to minimize our risk profile:

▪	the five-year redemption period for Class B stock;

▪	the option we have to call on members to purchase additional capital if required to preserve safety and soundness; and

▪	the limitations, described below, on our ability to honor requested redemptions of capital if we are at risk of not maintaining safe and sound operations.

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

Components of Capital Stock Purchases and Operations of the Capital Plan
Our Capital Plan ties the amount of each member's required capital stock to both the amount of the member's assets (membership stock) and the amount and type of its Mission Asset Activity with us (activity stock). Membership stock is required to become a member and maintain membership. The amount required for each member currently ranges from a minimum of $1 thousand to a maximum of $25 million for each member, with the amount within the range determined as a percentage of member assets.

In addition to its membership stock, a member may be required to purchase and hold activity stock to capitalize its Mission Asset Activity. For purposes of the Capital Plan, Mission Asset Activity includes the principal balance of Advances, guaranteed funds and rate Advance commitments (GFR), and the principal balance of loans and commitments in the MPP that occurred after implementation of the Capital Plan.

The FHLBank must capitalize all Mission Asset Activity with capital stock at a rate of at least four percent. By contrast, each member must maintain an amount of Class B activity stock within the range of minimum and maximum percentages for each type of Mission Asset Activity. The current percentages are as follows:

Mission Asset Activity	Minimum Activity Percentage	Maximum Activity Percentage
Advances	2%	4%
Advance Commitments	2	4
MPP	0	4

If a member's capitalization of Mission Asset Activity falls to one of the minimum percentages, it must purchase additional stock to capitalize further Mission Asset Activity. If a member owns more stock than is needed to satisfy both its membership stock requirement and the maximum activity stock percentages for its Mission Asset Activity, we designate the remaining stock as the member's excess capital stock.

If an individual member's excess stock reaches zero, the Capital Plan normally permits us, within certain limits, to capitalize additional Mission Asset Activity of that member with excess stock owned by other members at the maximum percentage rate. This feature, called “cooperative capital,” enables us to more effectively utilize our capital stock. A member's use of cooperative capital reduces the ratio of its activity stock to its Mission Asset Activity for each type of Mission Asset Activity. There is a limit to how much cooperative capital a member may use, which we currently set at $200 million.

When a member's ratio of activity to its Mission Asset Activity reaches the minimum activity stock percentage for all types of Mission Asset Activity, the member must capitalize additional Mission Asset Activity of a given type by purchasing capital stock at that asset type's minimum percentage rate.

Statutory and Regulatory Restrictions on Capital Stock Redemption and Repurchases
In accordance with the GLB Act, our stock is putable by members. However, for us and the other FHLBanks, there are significant statutory and regulatory restrictions on our obligation or right to redeem or repurchase outstanding stock, including but not limited to the following:

▪	We may not redeem any capital stock if, following the redemption, we would fail to satisfy any of our minimum capital requirements. By law, we may not redeem any stock if we become undercapitalized.

▪
We may not redeem any capital stock without approval of the Finance Agency if either our Board of Directors or the Finance Agency determines that we have incurred or are likely to incur losses resulting or expected to result in a charge against capital.

If our FHLBank is liquidated, after payment in full to our creditors, stockholders will be entitled to receive the par value of their capital stock. In addition, each stockholder will be entitled to any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation of the FHLBank, the Board of Directors shall determine the rights and preferences of the FHLBank's stockholders, subject to any terms and conditions imposed by the Finance Agency.

Retained Earnings

Purposes and Amount of Retained Earnings
Retained earnings are important to protect members' capital stock investment against the risk of impairment and to enhance our ability to pay stable and competitive dividends when earnings may be volatile in light of the risks we face. Impairment risk is the risk that members would have to write down the par value of their capital stock investment in our FHLBank as a result of their analysis of ultimate recoverability. An extreme situation of earnings instability, in which losses exceeded the amount of our retained earnings for a period of time determined to be other-than-temporary, could result in a determination that the value of our capital stock was impaired.

Our Retained Earnings and Dividends Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. The minimum retained earnings requirement is currently $375 million, based on mitigating all of our combined risks under stress scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. At the end of 2012, our retained earnings totaled

$538 million. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide the opportunity for dividend stability.

2011 Joint Capital Agreement to Augment Retained Earnings
The 12 Federal Home Loan Banks entered into a Joint Capital Enhancement Agreement (the “Capital Agreement”) in February 2011. The Capital Agreement provides that each FHLBank will allocate quarterly at least 20 percent of its net income to a restricted retained earnings account (the “Account”). The 20 percent reserve allocation to the Account is similar to what had been required under the FHLBanks' REFCORP obligation, which was satisfied in 2011. The Account is not available to be distributed as dividends except under certain limited circumstances. The Capital Agreement does not limit the ability to use our retained earnings outside of the Account to pay dividends.

Although we have always maintained compliance with our capital requirements, we believe the Capital Agreement enhances risk mitigation by building a larger capital buffer over time to absorb unexpected losses, if any, that we may experience. Therefore, the Capital Agreement provides additional protection against impairment risk to stockholders' capital investment. It also strengthens the long-term viability of the Affordable Housing Program because the higher amount of retained earnings raises future earnings.

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

Similar to our participation in debt issuances, derivatives help us hedge market risk created by Advances and mortgage commitments. Derivatives related to Advances most commonly hedge either:

▪	below-market rates and/or the market risk exposure on Putable Advances, and certain other Advances, for which members have sold us options embedded within the Advances; or

▪	Regular Fixed Rate Advances when it may not be as advantageous to issue Obligations or when it may improve our market risk management.

We also use derivatives to hedge the market risk created by commitment periods of Mandatory Delivery Contracts in the MPP.

Other derivatives related to Bonds help us intermediate between the normal preferences of capital market investors for intermediate- and long-term fixed-rate debt securities and the normal preferences of our members for shorter-term or adjustable-rate Advances. We can satisfy the preferences of both groups by issuing long-term fixed-rate Bonds and entering into an interest rate swap that synthetically converts the Bonds to an adjustable-rate LIBOR funding basis that matches up with the short-term and adjustable-rate Advances, thereby preserving a favorable interest rate spread.

Because we have a cooperative business model, our Board of Directors has emphasized the importance of minimizing earnings volatility, including volatility from the use of derivatives. Accordingly, our strategy is to execute derivatives that we expect to be highly effective hedges of market risk exposure. Therefore, the volatility in the market value of equity and earnings from our use of derivatives has historically tended to be moderate. In this context, we have not executed derivatives to hedge market risk exposure outside of specifically and individually identified assets or liabilities. We believe that the economic benefits of using derivatives to hedge risks in the entire balance sheet instead of individual instruments would generally be less than the increased hedging costs and risks, which include potentially higher earnings volatility.

RISK MANAGEMENT

Our FHLBank faces various risks that could affect the ability to achieve our mission and corporate objectives. We categorize risks into 1) business/strategic risk, 2) regulatory/legislative risk), 3) market risk (also referred to as interest rate or prepayment risk), 4) capital adequacy, 5) credit risk, 6) funding/liquidity risk, 7) accounting risk, and 8) operational risk. Our Board of Directors establishes corporate objectives regarding risk philosophy, risk tolerances, and financial performance expectations. We have numerous Board-adopted policies and processes that address risk management. These policies establish risk tolerances, limits, and guidelines, must comply with Finance Agency Regulations, and are designed to achieve continual safe and sound operations. The Board delegates day-to-day responsibility for managing and controlling most of these risks to senior management. Our cooperative business model, corporate objectives, capital structure, and regulatory oversight provide us clear incentives to minimize risk exposures to the extent possible. Risk management practices are infused throughout all of our business activities.

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

COMPETITION

Numerous economic and financial factors influence the use of Advances by our members as a competitive alternative for their balance sheet funding needs. One of the most important factors that affect Advance demand is the availability to our members of competitively-priced local retail deposits, which most members view as their primary funding source. In addition, both small and large members typically have access to brokered deposits, repurchase agreements and public unit deposits, each of which presents a competitive alternative to Advances. Larger members also have greater access to other competitive sources of funding and asset/liability management facilitated via the national and global credit markets. These sources include subordinated debt, interbank loans, covered bonds, interest rate swaps, options, bank notes, and commercial paper.

Another important source of competition for Advances exists from the various ongoing fiscal and monetary stimuli initiated by the federal government to combat the continued difficulties in the housing market and broader economy. These government actions, and their effects on our business, are discussed in Item 1A's “Risk Factors” and in Item 7's “Executive Overview" and "Conditions in the Economy and Financial Markets."

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

The primary competitors for loans we purchase in the MPP are Fannie Mae and Freddie Mac, government agencies (Ginnie Mae), private issuers, and, beginning in 2009, the U.S. government. We compete primarily based on price, products, and services. Fannie Mae and Freddie Mac in particular have long-established and efficient programs and are the dominant purchasers of residential conforming fixed-rate conventional mortgages. In addition, a number of private financial institutions have well-established securitization programs, although they may not currently be as active as historically. The MPP also competes with the Federal Reserve to the extent it purchases mortgage-backed securities and affects market prices and availability of supply.

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

An economic downturn could reduce Mission Asset Activity and profitability.

Member demand for Mission Asset Activity depends in large part on the general health of the economy and business conditions. Because our business tends to be cyclical, a recessionary economy, or an economy characterized by stagflation, normally lowers the amount of Mission Asset Activity, can decrease profitability and can cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to here as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment for the FHLBank System.

All of these factors have existed since 2008, and together they have adversely affected trends in balances and member utilization rates of Mission Asset Activity, especially Advances. Although in 2012 Advance balances increased, the growth was due mostly to one new large-asset member, not broad based gains in utilization across the membership. Another recession could further decrease the broad-usage of Mission Asset Activity or sharply lower Advance balances which could in turn reduce profitability. As discussed in another risk factor, an extremely severe economic downturn, especially if combined with significant disruptions in housing conditions or other adverse external events, could result in additional and substantial credit losses in the MPP and, at the extreme, credit losses on other assets.

The recently elevated competitive environment could decrease the level and utilization rates of Mission Asset Activity, earnings, and capitalization.

We operate in a highly competitive environment for our Mission Asset Activity and debt issuance. Increased competition can decrease the amount of Mission Asset Activity and narrow net spreads on that activity, both of which can result in lower profitability and cause stockholders to request withdrawal of capital. Historically, our chief competition has been from other wholesale lenders and debt issuers, including other GSEs. A substantial source of competition has come from the federal government's actions to stimulate the economy, especially the actions of the Federal Reserve System in its policies of quantitative easing and maintaining low interest rates. Among other effects, these actions have significantly expanded liquidity and excess reserves available to many members, which lowered our Advance demand. We cannot predict how long these negative effects will continue or what the effects of further government stimulus policies might be. However, we expect overall Advance demand will remain weak until the government reduces these initiatives by tightening monetary policy and winding down its purchases of U.S. Treasury and mortgage-backed securities.

Potential GSE reform considered by the U.S. government could unfavorably affect our business model, financial condition, and results of operations.

The FHLBank System's regulator, the Finance Agency, also regulates Fannie Mae and Freddie Mac, which continue to be in conservatorship. While there is agreement that a permanent financial and political solution for Fannie Mae and Freddie Mac should be implemented, no consensus has evolved around any of the various options proposed to date, and no legislation has been proposed. However, some policy proposals have included provisions--such as limitations on Advances and portfolio investments, development of a covered bond market, and restrictions on GSE mortgage finance--that could threaten the FHLBanks' long-standing business model.

Because all the GSEs share a common regulator and general housing mission, the FHLBanks could be subject to legislation related to the ultimate disposition of Fannie Mae and Freddie Mac. There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and our distinctive cooperative business model. However, future legislation could inadequately account for these differences, which could imperil the ability of the FHLBanks to continue operating effectively within their current business model or could change the System's business model.

At this time, we are unable to predict what effects GSE reform will ultimately have on the FHLBank System's business model or our financial condition and results of operations, or whether the effects will be positive or negative.

We face a continued heightened regulatory and legislative environment, which could increase unfavorable effects on our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative and regulatory environment in which the FHLBank System operates continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008 (HERA) and the Dodd-Frank Act. There are numerous new regulations promulgated and more in the process of being promulgated relative to the FHLBank System. Current legislative and regulatory actions could significantly affect us, as summarized below.

In general, there has been a renewed regulatory focus on the FHLBanks' core mission activity of utilizing their GSE status to provide funding and liquidity in support of the housing markets. This focus is manifested in several regulatory initiatives, in revamped examination processes, and in evolving expectations of the Finance Agency about the proportion of assets held in activities considered core to the FHLBanks' mission. The Finance Agency's renewed focus on FHLBanks' core mission activities includes a request for each FHLBank to develop and submit a strategic plan to achieve core mission asset benchmarks that each FHLBank identifies.

We believe the legislative and regulatory environment has raised our operating costs and imparted added uncertainty regarding the business model under which the FHLBanks may operate in the future. We are unable at this time to predict what ultimate effects the heightened regulatory environment will have on the FHLBank System's business model or on our financial condition and results of operations.

Supervision and Regulation of Nonbank Financial Companies. In April 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board (the Federal Reserve), which would subject such companies to certain heightened prudential standards. The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether a nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBank, the Finance Agency). We would be designated a nonbank financial company pursuant to a separate rule that has been proposed by the Federal Reserve. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional prudential standards, our operations and business could be adversely impacted by the resulting additional regulatory costs and potential restrictions on our business activities.

Dodd-Frank Act Developments. Together with the other FHLBanks, we continue to monitor rulemaking under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). Although many of the Dodd-Frank Act's requirements have not yet been promulgated, we continue to implement the processes and documentation necessary to comply with the law as we currently understand it.

Under the Dodd-Frank Act, the FHLBanks are subject to additional statutory and regulatory requirements for derivatives transactions and reporting. These requirements could raise expenses of transacting derivatives, negatively impact the liquidity and pricing of certain derivative transactions, and harm our ability to use derivatives as effective risk mitigation tools. Until the various regulatory agencies complete the process of adopting regulations related to the Dodd-Frank Act and we fully implement processes to comply with them, we cannot predict how the FHLBanks in general and our FHLBank in particular may be directly or indirectly affected by the law.

The following major regulatory actions related to the Dodd-Frank Act were issued in 2012.

In April 2012, a joint regulatory ruling determined that the FHLBanks will not be required to register as either major swap participants or as swap dealers because the derivative transactions the FHLBanks transact are for the purposes of hedging and managing market risk exposure.

In December 2012, the U.S. Commodity Futures Trading Commission (CFTC) issued rules regarding which swaps will be subject to mandatory clearing requirements. The swap determination rule stated that swaps containing optionality would not be required to clear. The rule also included a compliance schedule indicating that the FHLBank would have to submit swaps for clearing starting approximately in June 2013.

Regulation on Prudential Management and Operations Standards. In June 2012, the Finance Agency issued a final rule regarding prudential standards for the management and operations of the FHLBanks. If the Finance Agency determines that the FHLBank has failed to meet one or more of the standards, the FHLBank may be required to file a corrective action plan. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock.

Proposed Regulation on Stress Testing. The Finance Agency issued a proposed rule in October 2012 that would implement a provision in the Dodd-Frank Act requiring certain financial companies to conduct annual capital stress tests, which would be used to evaluate capital adequacy to absorb losses under adverse economic and market conditions. The Finance Agency will issue guidance on how to conduct the stress tests, which, as required by the Dodd-Frank Act, would be generally consistent to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress test to the Finance Agency and Federal Reserve and to publicly disclose a summary report. Because the final rule has not been promulgated and specific requirements for stress tests have not yet been established, we cannot predict the impact, if any, of the stress test requirement on our financial condition or results of operations.

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

Impaired access to the capital markets for debt issuance could increase liquidity risk, decrease the amount of Mission Asset Activity, lower earnings by raising debt costs and, at the extreme, result in realization of liquidity risk preventing the System from meeting its financial obligations.

Our principal long-term source of funding, liquidity, and market risk management is through access to the capital markets for participation in the issuances of debt securities and execution of derivative transactions, at prices and yields that are adequate to support our business model. Access to the capital markets on favorable terms is the fundamental source of the

FHLBank System's business franchise. The System's strong debt ratings, the implicit U.S. government backing of our debt, and effective funding management are instrumental in ensuring satisfactory access to the capital markets. The ability to access the capital markets could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters) and by the System's joint and several liability for Consolidated Obligations, which exposes us to events at other FHLBanks. If access to capital markets were to be impaired for any extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

Although the last several years have been characterized by ongoing stresses in the federal government's fiscal condition, we were able to access the capital markets for debt issuances on acceptable terms (including when the FHLBank System's debt was downgraded by Standard & Poor's in 2011). We believe the chance of a liquidity or funding crisis in the FHLBank System is currently remote. However, we can provide no assurance that this will remain true.

We are exposed to credit risk that, if realized, could materially affect our ability to pay members a competitive dividend.

We believe we have a minimal overall amount of residual credit risk exposure related to Credit Services, purchases of investments, and transactions in derivatives; and a moderate amount of credit risk exposure related to the MPP. However, we can make no assurances that credit losses will not materially affect our financial condition or results of operations. An extremely severe and prolonged economic downturn, especially if combined with continued significant disruptions in housing markets, could result in credit losses on our assets that could impair our financial condition or results of operations.

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

We recorded a provision for credit losses in the MPP for the first time in 2010 primarily because of the increase in defaults on loans in the MPP resulting from the difficult housing markets and economic conditions since 2007. The increase in defaults has resulted in the exhaustion of, or estimated exhaustion of, credit enhancements in certain mortgage pools. Adverse economic scenarios involving further significant reductions in home prices and sustained elevated levels of unemployment and other factors that influence delinquencies and defaults could substantially increase our credit losses in the portfolio.

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

Changes in interest rates and mortgage prepayment speeds (together referred to as market risk exposure) could significantly reduce our ability to pay members a competitive dividend from current earnings.

Exposure to unhedged changes in interest rates and mortgage prepayment speeds is, by design, one of our largest ongoing residual risks. We fund mortgage assets and hedge them with a combination of Consolidated Obligations and capital. Interest rate movements can lower profitability in two ways: 1) directly due to their impact on earnings from cash flow mismatches between assets and liabilities; and 2) indirectly via their impact on prepayment speeds which can unfavorably affect the cash flow mismatches. The effects on income can include changes in amortization of purchase premiums on mortgage assets.

Because it is normally cost-prohibitive to completely mitigate market risk exposure , a residual amount of market risk normally remains after incorporating risk management activities. Sharp increases in interest rates, especially short-term rates, or sharp decreases in long-term interest rates could adversely affect us and our stockholders by making dividend rates less competitive relative to the returns available to members on alternative investments .

In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time. In such a situation, members could engage in less Mission

Asset Activity and could request withdrawal of capital. See Item 7's "Quantitative and Qualitative Disclosures About Risk Management" for additional information on the amount of market risk exposure in the mortgage assets portfolio.

Spreads on assets to funding costs may narrow because of changes in market conditions and competitive factors, resulting in lower profitability.

Spreads on many of our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model, resulting in relatively lower profitability. Market conditions and competitive forces could cause these already narrow asset spreads to decline substantially, which could substantially reduce our profitability. This could result in lower dividends and reductions in Mission Asset Activity.

The concentration of Mission Asset Activity and capital among a small number of members could reduce dividend rates available if several large members were to withdraw from membership or sharply reduce their activity.

A few members provide the majority of our Mission Asset Activity and capital. These members could decrease their Mission Asset Activity and the amount of their FHLBank capital stock as a result of merger and acquisition activity or their reduced demand for Mission Assets. At December 31, 2012, one member, JPMorgan Chase Bank, N.A., held almost half of our Advances and one member PFI, Union Savings Bank, accounted for over 25 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively low operating expenses. However, an extremely large reduction in Mission Asset Activity for any reason could materially affect our profitability and possibly our ability to pay competitive dividends.

Financial difficulties at other FHLBanks could require us to provide financial assistance to another FHLBank, which could adversely affect our results of operations or our financial condition.

Each FHLBank has a joint and several liability for principal and interest payments on Consolidated Obligations, which are backed only by the financial resources of the FHLBanks. Although no FHLBank has ever defaulted on its principal or interest share of an Obligation, there can be no assurance that this will continue to be the case. Financial performance issues could require our FHLBank to provide financial assistance to one or more other FHLBanks, for example, by making a payment on an Obligation on behalf of another FHLBank. Such assistance could adversely affect our financial condition, earnings, ability to pay dividends, or ability to redeem or repurchase capital stock.

Members face increased regulatory scrutiny, which could further decrease Mission Asset Activity and lower profitability.

In the last several years, members' regulators have heightened regulatory requirements and scrutiny, especially in the areas of capitalization, asset classifications, reliance on Advances for funding, and interest rate risk management. We believe these activities have resulted in members' decreased utilization of Advances. The FDIC has changed several of its practices that has reduced or could reduce members' ability or preferences to engage in Mission Asset Activity. These practices include raising coverage levels of deposit insurance and requiring certain depository institutions to include Advances when calculating their deposit insurance premiums.

The Basel Committee on Banking Supervision (the Basel Committee) has developed a proposed new capital regime for internationally active banks. Banks subject to the new regime will be required, among other things, to have higher capital ratios. While it is uncertain how the new capital regime and other standards, such as those related to liquidity, developed by the Basel Committee will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the regime's more stringent capital and liquidity requirements, thereby tending to decrease Advance demand. The proposed liquidity requirements may adversely impact Advance demand and investor demand for Consolidated Obligations because they would limit the ability of members to fully include Advances and Consolidated Obligations in required liquidity calculations. This could raise our debt costs and, in turn, raise the Advance rates we are able to offer members, thereby harming the ability to fulfill our business model.

Our financial condition and results of operations could suffer if we are unable to hire and retain skilled key personnel.

The success of our business mission depends, in large part, on the ability to attract and retain key personnel, including maintaining effective succession planning. Competition for qualified people could affect the ability to hire or retain effective key personnel, thereby harming our financial condition and results of operations.

Failures or interruptions in our internal controls, information systems and other operating technologies could harm our financial condition, results of operations, reputation, and relations with members.

Control failures, including failures in our controls over financial reporting, or business interruptions with members and counterparties could occur from human error, fraud, breakdowns in information and computer systems, lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures or interruptions.

Moreover, we rely heavily on internal and third party information systems and other technology to conduct and manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in computer systems and networks. Computer systems, software and networks can be vulnerable to failures and interruptions including “cyberattacks” (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) that could jeopardize the confidentiality or integrity of information, or otherwise cause interruptions or malfunctions in operations. We can make no assurance that we will be able to prevent, timely and adequately address, or mitigate the negative effects of, failures, interruptions, or cyberattacks in information systems and other technology. If we experience a failure, interruption, or cyberattack in any of these systems, we may be unable to effectively conduct or manage our business activities, operating processes, and risk management, which could significantly harm customer relations, our reputation, or profitability, potentially resulting in material adverse effects on our financial condition and results of operations.

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

By law our stock is not publicly traded, only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2012, we had 742 stockholders and 40 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2012 and 2011 as outlined in the table below.

(Dollars in millions)
	2012				2011
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$35	4.50%	Cash	First	$35	4.50%	Cash
Second	33	4.25	Cash	Second	34	4.50	Cash
Third	33	4.25	Cash	Third	31	4.00	Cash
Fourth	40	4.75	Cash	Fourth	32	4.00	Cash
Total	$141	4.44		Total	$132	4.25

Generally, our Board of Directors has discretion to declare or not declare dividends and to determine the rate of any dividend declared. Our Retained Earnings and Dividend Policy states that dividends for a quarter are declared and paid from retained earnings after the close of a calendar quarter and are based on average stock balances for the then closed quarter. Our Board of Directors' decision to declare dividends is influenced by the financial condition, overall financial performance and retained earnings of the FHLBank, and actual and anticipated developments in the overall economic and financial environment including, most importantly, interest rates and the mortgage and credit markets. The dividend rate is generally referenced as a spread to average short-term interest rates experienced during the quarter to help assess a competitive level for our stockholders. Our earnings, and therefore dividends, generally increase as short-term interest rates rise and decrease as short-term interest rates fall.

A Finance Agency Capital Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned that is in excess of all membership and Mission Asset Activity requirements (as defined in our Capital Plan). In accordance with this Rule, we paid cash dividends in each quarter of 2012 and 2011. Our Board, and we believe our members, continue to have a stated preference for dividends in the form of stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

From time to time we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We provided $8 million and $21 million of such credit support during 2012 and 2010. We did not provide such credit support during 2011. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.    Selected Financial Data.

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the five years ended December 31, 2012.

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010	2009	2008
STATEMENT OF CONDITION DATA:
Total assets	$81,562	$60,397	$71,631	$71,387	$98,206
Advances	53,944	28,424	30,181	35,818	53,916
Mortgage loans held for portfolio	7,548	7,871	7,782	9,366	8,632
Allowance for credit losses on mortgage loans	18	21	12	—	—
Investments (1)	19,950	21,941	33,314	24,193	35,325
Consolidated Obligations, net:
Discount Notes	30,840	26,136	35,003	23,187	49,336
Bonds	44,346	28,855	30,697	41,222	42,393
Total Consolidated Obligations, net	75,186	54,991	65,700	64,409	91,729
Mandatorily redeemable capital stock	211	275	357	676	111
Capital:
Capital stock - putable	4,010	3,126	3,092	3,063	3,962
Retained earnings	538	444	438	412	326
Accumulated other comprehensive loss	(11)	(11)	(7)	(8)	(6)
Total capital	4,537	3,559	3,523	3,467	4,282

STATEMENT OF INCOME DATA:
Net interest income	$308	$249	$275	$387	$364
Provision for credit losses	1	12	13	—	—
Other income (loss)	13	(5)	20	38	9
Other expenses	58	57	56	59	51
Assessments	27	37	62	98	86
Net income	$235	$138	$164	$268	$236
Dividend payout ratio (2)	60.09%	95.42%	84.13%	68.16%	83.07%
Weighted average dividend rate (3)	4.44	4.25	4.38	4.63	5.31
Return on average equity	6.20	3.89	4.67	6.38	5.73
Return on average assets	0.35	0.21	0.24	0.32	0.25
Net interest margin (4)	0.46	0.37	0.40	0.46	0.39
Average equity to average assets	5.68	5.29	5.08	4.96	4.37
Regulatory capital ratio (5)	5.84	6.37	5.43	5.81	4.48
Operating expense to average assets	0.067	0.068	0.070	0.057	0.041

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2012	2011	2012	2011

Total Assets	$81,562	$60,397	$66,702	$67,288
Mission Asset Activity:
Advances (principal)	53,621	27,839	32,273	28,635
MPP:
Mortgage loans held for portfolio (principal)	7,366	7,752	7,821	7,610
Mandatory Delivery Contracts (notional)	124	431	260	268
Total MPP	7,490	8,183	8,081	7,878
Letters of Credit (notional)	10,152	4,838	4,584	5,219
Total Mission Asset Activity	$71,263	$40,860	$44,938	$41,732

In 2012, the FHLBank continued to effectively fulfill its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. As in the last few years, the vast majority of our members had limited demand for Advance growth due to the tepid economic expansion and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System. However, we did experience a significant amount of Advance growth in the second half of the year from one new, large-asset member.

Total assets at December 31, 2012 increased $21.2 billion (35 percent) from year-end 2011, led by Advances. By contrast, average asset balances in 2012 were $0.6 billion (one percent) lower than 2011's average, mostly due to lower balances of liquidity investments.

The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and the MPP – was $71.3 billion at December 31, 2012, an increase of $30.4 billion (74 percent) from year-end 2011. The growth was led by a $25.8 billion increase in the principal balance of Advances. Average Advance principal balances in 2012 increased $3.6 billion (13 percent) from 2011's average.

The principal balance of mortgage loans held for portfolio in the MPP at December 31, 2012 fell $0.4 billion (five percent) from year-end 2011. Throughout 2012, the FHLBank purchased $2.3 billion of mortgage loans, while principal paydowns totaled $2.7 billion.

Despite the recent years' difficulties in the economy and housing market, in 2012 members funded on average 3.1 percent of their assets with Advances, and the penetration rate was relatively stable with almost 75 percent of members holding Mission Asset Activity. These ratios were similar to those of 2011. Also, the number of active sellers and participants, and member interest, in the MPP remained at strong levels.

Based on 2012 earnings, we contributed $27 million to the Affordable Housing Program pool of funds to be awarded to members in 2013. This continued a trend of adding to the available funds each year since the inception of the program in 1990. In addition, we also continued to sponsor a voluntary housing program (the Carol M. Peterson Housing Fund) and established a new voluntary program (the Disaster Reconstruction Program). In 2012, $3 million was awarded under these programs, both of which have been authorized by the Board of Directors to be continued in 2013.

Other Assets
The balance of investments at December 31, 2012 was $20.0 billion, a decrease of $2.0 billion (nine percent) from year-end 2011. Average investment balances were $25.7 billion in 2012, a decrease of $4.3 billion (14 percent) from 2011's average.

Year-end 2012 investments included $12.8 billion of mortgage-backed securities and $7.2 billion of other investments, which are mostly short-term liquidity instruments. Although the amount of liquidity investments declined in 2012 (which corresponded to the growth in Advances), we maintained an adequate amount of asset liquidity throughout the year under standard liquidity measures. All of our mortgage-backed securities held at December 31, 2012 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Capital
Capital adequacy continued to be strong in 2012, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at December 31, 2012 was 5.56 percent, while the regulatory capital-to-assets ratio was 5.84 percent. Both ratios were well above the regulatory required minimum of four percent but were lower than year-end 2011's ratios due to an increase in financial leverage resulting from the Advance growth. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital increased $978 million and $914 million, respectively, between year-end 2011 and 2012, resulting from members' capital stock purchases to support Advance growth and additional retained earnings.

Total retained earnings were $538 million at December 31, 2012, an increase of $94 million (21 percent) from year-end 2011. Retained earnings were comprised of $479 million unrestricted and $59 million restricted.

Results of Operations

The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2012	2011	2010

Net income	$235	$138	$164
Affordable Housing Program accrual	27	17	20
Return on average equity (ROE)	6.20%	3.89%	4.67%
Return on average assets	0.35	0.21	0.24
Weighted average dividend rate	4.44	4.25	4.38
Average 3-month LIBOR	0.43	0.34	0.34
Average overnight Federal funds effective rate	0.14	0.10	0.18
ROE spread to 3-month LIBOR	5.77	3.55	4.33
Dividend rate spread to 3-month LIBOR	4.01	3.91	4.04
ROE spread to Federal funds effective rate	6.06	3.79	4.49
Dividend rate spread to Federal funds effective rate	4.30	4.15	4.20

The spreads between ROE and short-term interest rates, for which we use 3-month LIBOR and Federal funds as a proxy, are market benchmarks we believe stockholders use to assess the competitiveness of the return on their capital investment in our company. Earnings continued to be sufficient to provide competitive returns to stockholders' capital investment.
Consistent with experience over the last several years, ROE was significantly above short-term rates, resulting in the ROE spreads being wider than the historical average spreads.

Using our current balance sheet and operating expense structure, we estimate that the long-term average ROE in a stable market and interest rate environment would be in the range of 2.50 to 3.50 percentage points above short-term interest rates. Ongoing factors determining the current elevated trend level of ROE spread to market interest rates, compared to the long-term historical range, include the extremely low level of short-term rates, our ability to retire a large amount of high-cost Bonds before their final maturities, and muted acceleration of mortgage prepayment speeds.

The $97 million increase in net income and the 2.31 percentage point increase in ROE in 2012 over 2011 resulted primarily from the following favorable factors, in order of magnitude:

▪
The FHLBank System’s REFCORP obligation was satisfied at the end of the second quarter of 2011. Payment of the REFCORP obligation, which had been recorded as a reduction to net income, was replaced with an allocation of 20 percent of net income to a separate restricted retained earnings account under the Joint Capital Enhancement Agreement. This change increased net income by $19 million in 2012.

▪
Portfolio funding costs declined due to our strategies and actions related to asset-liability management, which improved net interest income by an estimated $19-$28 million and ROE by an estimated 0.45-0.67 percentage points. As in the last several years, we continued to call a significant amount of high-cost debt (Bonds) before their final maturities and replaced them with new debt at substantially lower rates. Second, the amount of mortgage assets we funded with short-term debt increased in the third quarter of 2012. Third, the spread between LIBOR-indexed assets and Discount Note funding costs widened slightly in 2012.

▪	Prepayment fees on Advances rose $14 million.

▪
Realized gains from the clean-up sales of certain mortgage-backed securities rose $13 million. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under a periodic clean-up process.

▪
The growth in average Advance balances and new capital stock purchased to support this growth improved net interest income by an estimated $12 million and ROE by an estimated 0.08 percentage points. The net impact on ROE was relatively modest because of the additional stock associated with the Advance growth.

▪	The provision for credit losses was reduced $11 million due to improvements in the housing market.

▪	Unrealized market values of derivatives and hedging activities increased $11 million.

▪
Net amortization expense of purchase premiums on mortgage assets and of premium/discounts and concession costs on Consolidated Obligations decreased $7 million, due primarily to slower mortgage prepayment speeds.

Several of the factors contributing to the increase in 2012's profitability will not significantly affect future earnings from ongoing business operations. These factors--which include the Advance prepayment fees, securities gains, and changes to derivatives values--represented approximately 0.87 percentage points of the total 2.31 percentage points increase in ROE and approximately 1.38 percentage points of the 6.20 percent total 2012 ROE. Therefore, even if these factors had not been present in 2012, profitability as represented by ROE would have remained significantly above short-term interest rates.

Business Outlook and Risk Management

This section summarizes the business outlook and what we believe are our current major risk exposures. Item 1A's “Risk Factors” has a detailed discussion of risk factors that could affect our corporate objectives, financial condition, and results of operations. "Quantitative and Qualitative Disclosures About Risk Management" provides details on current risk exposures. Many of the issues related to our financial condition, results of operations, and liquidity discussed throughout this document relate directly to the ongoing effects of the weak economic recovery and to the federal government's actions to stimulate economic growth.

Strategic/Business Risk
Advances. We cannot predict the future trend of Mission Asset Activity because it depends on, among other things, the state of the economy, conditions in the housing markets, the government's liquidity programs, the willingness and ability of financial institutions to expand lending, regulatory initiatives that could affect demand for our Mission Asset Activity, and the actions of several large members. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply. All of these conditions continue to exist. We would expect to see a broad-based increase in Advance demand when the economy experiences a sustained improvement or if changes in Federal Reserve policy reduce other sources of liquidity available to our members. Additionally, there are $3.6 billion of Advances held by former members that will mature over the next several years.

Two national financial institutions became members in 2012. One had Advance borrowings at December 31, 2012 totaling $26.0 billion. The addition of these new members may, over time, result in further increases to Advance balances that also may further change the concentration of Advances and the identity of our largest Advance borrowers.

We continue to be concerned about several regulatory initiatives that could affect Advance demand over time. One rule already implemented increased FDIC assessments for large financial institutions that utilize Advances, effectively raising the cost of borrowing from an FHLBank for certain members. Although we cannot determine whether this rule has affected Advance balances to date (due in part to members' already subdued demand for Advances), it could adversely affect Advance demand over time to the extent the changes in assessments increase the cost of Advances for affected members.

There are several potential statutory and regulatory changes, as well as existing changes that must be implemented, that could affect our Advance business. These are discussed in Item 1A's “Risk Factors.”

MPP. Our strategy for the MPP continues to emphasize moderate growth and a prudent principal balance limit relative to capital. This strategy will help ensure that our exposure to market and credit risk remains consistent with our conservative risk management principles. We will continue to emphasize recruiting community financial institution members and increasing the number of regular sellers.

The primary regulation currently affecting growth of MPP balances is that if our purchases in a calendar year exceed $2.5 billion, we are required by regulation to enact affordable housing goals for the MPP. We believe these could be operationally costly to administer and could increase our credit risk exposure and reputational risk. As a result, we currently plan to limit our calendar year purchases to less than $2.5 billion as long as this regulatory requirement is in place.

Regulatory and Legislative Risk
The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, Mission Asset Activity, capitalization, and results of operations. Current such risks are discussed in Item 1A's “Risk Factors.”

Market Risk and Profitability
Average market risk exposure in 2012 remained moderate and well within policy limits. Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates, even up to two percentage points (which would put fixed-rate mortgages at two percent or less), would still result in ROE being above market interest rates. However, sharp reductions in long-term rates could result in an immediate large accelerated recognition of amortization of mortgage asset premiums, which could negatively impact our results of operations.

We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by four percentage points or more combined with short-term rates increasing to at least eight percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables or our business model. We believe such a scenario is extremely unlikely to occur.

Capital Adequacy
We have always maintained compliance with our capital requirements. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or safe levels. We believe members continue to place a high value on their capital investment in our company. Capital ratios in 2012 were well above the regulatory required minimum of four percent but were lower than year-end 2011's ratios due to an increase in financial leverage resulting from the Advance growth.

Credit Risk
We continued in 2012 to experience limited overall credit risk exposure from offering Advances, making investments, and executing derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks.

The FHLBank is a collateral-based asset lender for Advances and Letters of Credit. We have robust policies, strategies and processes designed to manage credit risk on Credit Services. Advances are overcollateralized and we have a perfected first lien position on all pledged loan collateral, as well as conservative policies and procedures related to managing credit risk on Advances. We do not anticipate any losses from Advances or Letters of Credit.

The MPP is comprised of conforming fixed-rate conventional loans and loans fully insured by the Federal Housing Administration. Credit enhancements on the MPP's conventional loans are designed to adequately protect the FHLBank against credit losses in scenarios of severe downward movements in housing prices and unfavorable changes in other factors that can affect loan delinquencies and defaults. Actual MPP delinquencies and defaults on conventional loans are well below national averages on similar loans. At the end of 2012, the allowance for credit losses in the MPP was $18 million. We believe the portfolio's credit risk will remain moderate and manageable. However, in an adverse scenario of further large reductions in home prices, sustained elevated levels of unemployment, or failure of one or more mortgage insurance providers, credit losses experienced in the portfolio net of credit enhancements could increase substantially.

We believe we face limited credit risk exposure in our investments. As in prior years, we did not evaluate any investments to be other-than-temporarily impaired in 2012. As of the end of 2012, we held no private label mortgage-backed securities; all our mortgage-backed securities were issued and guaranteed by Fannie Mae or Freddie Mac, which we believe have the backing of the U.S. government, or by the National Credit Union Administration, which issues guaranteed securities.

Liquidity investments are either unsecured, guaranteed by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. We believe our exposure within investment activity to European sovereign debt is limited.

Finally, we collateralize most of the credit risk exposure resulting from interest rate swap transactions. The uncollateralized portion of our derivative asset position, which is normally relatively small, presents unsecured credit risk exposure to us.

Funding and Liquidity Risk
Our liquidity position remained ample and strong during 2012, as did our overall ability to fund operations through Consolidated Obligation issuances at acceptable terms, availability, and interest costs. While there can be no assurances, we believe there is only a remote possibility of a funding or liquidity crisis in the FHLBank System that could impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends. The System continued to experience uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR did not change materially in 2012.

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

In the last several years, the relatively weak economy and continued housing and mortgage market stresses have resulted in slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. This trend has limited many members' demand for Advances. From September 30, 2011 to September 30, 2012 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions' grew $69.4 billion (6.3 percent) while their aggregate deposit balances rose $52.2 billion (2.9 percent). However, most of the loan growth in this period occurred from our largest members, which is consistent with nationwide trends in the last several years of increasing concentration of financial activity among large financial companies. Excluding the five members with assets over $50 billion, aggregate loans increased only $3.7 billion (2.0 percent) in the 12-month period while aggregate deposits grew $5.7 billion (2.5 percent). We have no reason to believe that these trends changed materially in the fourth quarter of 2012.

Other factors also continuing to negatively impact demand for our credit services are the extremely low levels of interest rates and the Federal Reserve's ongoing actions to provide an extraordinary amount of liquidity to stimulate economic growth, as discussed elsewhere.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following tables present key market interest rates (obtained from Bloomberg L.P.).

	Year 2012		Year 2011		Year 2010
	Ending	Average	Ending	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.09	0.14	0.04	0.10	0.13	0.18

3-month LIBOR	0.31	0.43	0.58	0.34	0.30	0.34
2-year LIBOR	0.39	0.50	0.72	0.72	0.79	0.93
5-year LIBOR	0.86	0.98	1.23	1.79	2.17	2.17
10-year LIBOR	1.84	1.88	2.04	2.90	3.38	3.26

2-year U.S. Treasury	0.25	0.27	0.24	0.44	0.60	0.69
5-year U.S. Treasury	0.72	0.75	0.83	1.51	2.01	1.92
10-year U.S. Treasury	1.76	1.78	1.88	2.76	3.30	3.20

15-year mortgage current coupon (1)	1.71	1.64	2.05	2.83	3.43	3.14
30-year mortgage current coupon (1)	2.22	2.54	2.92	3.74	4.15	3.98

15-year mortgage note rate (2)	2.86	3.15	3.24	3.68	4.20	4.10
30-year mortgage note rate (2)	3.52	3.84	3.95	4.45	4.86	4.69

	Year 2012 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal Funds Target	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal Funds Effective	0.10	0.15	0.14	0.16

3-month LIBOR	0.51	0.47	0.42	0.32
2-year LIBOR	0.59	0.59	0.44	0.38
5-year LIBOR	1.17	1.09	0.86	0.81
10-year LIBOR	2.12	1.95	1.73	1.74

2-year U.S. Treasury	0.28	0.28	0.25	0.26
5-year U.S. Treasury	0.89	0.78	0.66	0.69
10-year U.S. Treasury	2.02	1.80	1.63	1.69

15-year mortgage current coupon (1)	1.92	1.77	1.34	1.55
30-year mortgage current coupon (1)	2.90	2.78	2.32	2.16

15-year mortgage note rate (2)	3.19	3.04	2.84	2.89
30-year mortgage note rate (2)	3.92	3.79	3.55	3.55

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows in 2012. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds.

Intermediate- and long-term rates, including those on fixed-rate mortgages, declined throughout 2012 and at December 31, 2012 were generally lower than at the end of 2011. Average intermediate- and long-term rates declined more than ending rates because rates also fell throughout 2011.

The interest rate trends had several effects on our results of operations in 2012, as discussed in "Executive Overview" and "Results of Operations." The Federal Reserve has indicated that it currently plans to hold certain short-term rates at or near zero until at least mid-2015. This projection could change if actual economic growth or inflation, or its forecast thereof, accelerate. Future changes in long-term rates are more difficult to predict since the Federal Reserve has less control over these rates. As discussed in "Executive Overview" and the "Market Risk" section of "Quantitative and Qualitative Disclosures About Risk Management," we believe our market risk profile is positioned to remain moderate and our profitability competitive across a wide range of interest rate environments.

Despite the continued trend of declining intermediate- and long-term rates during 2012, the interest rate environment remained favorable for our results of operations in terms of the spread between our level of profitability (ROE) and the levels of interest rates. This spread averaged 5.77 percentage points (relative to 3-month LIBOR) in 2012 and 3.55 percentage points in 2011. In the 10 years prior to 2011, which had higher interest rate environments across all maturities on the yield curve, this spread averaged 3.18 percentage points.

In general, when interest rates decline, our profitability relative to short-term interest rates widens. The rate environment has been a net benefit to our profitability relative to interest rate levels, for several reasons:

▪	Reductions in market interest rates raise ROE compared to market rates to the extent we fund a portion of long-term assets with shorter-term debt.

▪
The lower intermediate- and long-term rates have provided us the opportunity to retire many Bonds before their final maturities and replace them with lower cost Obligations, at a pace exceeding mortgage paydowns.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show annual and quarterly trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2012		December 31, 2011
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$35,578	66%	$9,649	35%
Other	406	1	229	1
Total	35,984	67	9,878	36

Fixed-Rate:
REPO	7,655	14	3,085	11
Regular Fixed Rate	4,573	9	5,013	18
Putable (2)	2,587	5	6,204	22
Convertible (2)	63	—	1,178	4
Amortizing/Mortgage Matched	2,353	4	2,232	8
Other	406	1	249	1
Total	17,637	33	17,961	64

Other Advances	—	—	—	—
Total Advances Principal	$53,621	100%	$27,839	100%

Letters of Credit (notional)	$10,152		$4,838

	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$35,578	66%	$17,337	49%	$13,641	39%	$9,659	36%
Other	406	1	216	—	263	1	155	1
Total	35,984	67	17,553	49	13,904	40	9,814	37

Fixed-Rate:
REPO	7,655	14	6,389	18	6,126	18	2,322	9
Regular Fixed Rate	4,573	9	5,154	15	7,983	23	4,940	19
Putable (2)	2,587	5	2,649	7	2,832	8	5,992	22
Convertible (2)	63	—	1,100	3	1,143	3	1,174	4
Amortizing/Mortgage Matched	2,353	4	2,308	7	2,315	7	2,209	8
Other	406	1	364	1	299	1	213	1
Total	17,637	33	17,964	51	20,698	60	16,850	63

Other Advances	—	—	—	—	—	—	—	—
Total Advances Principal	$53,621	100%	$35,517	100%	$34,602	100%	$26,664	100%

Letters of Credit (notional)	$10,152		$3,971		$3,997		$4,218

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The increase in Advance balances in 2012 occurred from borrowings by a small number of large-asset institutions, particularly a large new member. Advance growth was comprised almost entirely of adjustable-rate LIBOR Advances and short-term REPO Advances (mostly having overnight maturities). We do not know if the Advance growth experienced in 2012 will continue or develop into increased Advance usage by members more broadly. Economic factors continuing to limit Advance demand are discussed in "Conditions in the Economy and Financial Markets" and "Executive Overview." Additionally, former members hold $3.6 billion in Advances (seven percent), of which approximately $2.0 billion are scheduled to mature in 2013. When these are paid down, the former members will not be able to replace them with new Advances.

Members increased their available lines in the Letters of Credit program by $5.3 billion in 2012. The lines rose principally because of more activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We believe these members increased usage of Letters of Credit in response to the year-end 2012 expiration of the government's Transaction Account Guarantee program. We earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Advance Usage
The following table presents Advances outstanding by member type. Commercial banks continued in 2012 to hold the largest portion of Advances. This reflects both the number of commercial bank members (see "Membership and Stockholders" below) and the fact that there are more large commercial banks than large members with other charter types in the Fifth District.

(Dollars in millions)	December 31, 2012		December 31, 2011
	Par Value of Advances	Percent of Total Par Value of Advances	Par Value of Advances	Percent of Total Par Value of Advances
Commercial banks	$43,453	81%	$16,792	60%
Thrifts and Savings Banks	2,978	5	3,094	11
Credit unions	554	1	589	2
Insurance companies	3,017	6	2,608	10
Total member Advances	50,002	93	23,083	83
Former member borrowings	3,619	7	4,756	17
Total par value of Advances	$53,621	100%	$27,839	100%

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
December 31, 2012			December 31, 2011
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

JPMorgan Chase Bank, N.A.	$26,000	48%	U.S. Bank, N.A.	$7,314	26%
Fifth Third Bank	4,732	9	PNC Bank, N.A. (1)	3,996	14
U.S. Bank, N.A.	4,586	8	Fifth Third Bank	2,533	9
PNC Bank, N.A. (1)	2,986	6	Protective Life Insurance Company	1,000	4
Protective Life Insurance Company	1,071	2	Republic Bank & Trust Company	935	4
Total of Top 5	$39,375	73%	Total of Top 5	$15,778	57%
(1)Former member.

The concentration ratio of the top five borrowers had fluctuated in the range of 50 to 65 percent in the several years prior to 2012. In 2012, the concentration increased to 73 percent due to new borrowings from JPMorgan Chase Bank, N.A. We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves operating efficiency, increases financial leverage and earnings, and may enable us to obtain more favorable funding costs and maintain competitively priced Mission Asset Activity.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Average Advances-to-Assets for Members
Assets less than $1.0 billion (678 members)	3.12%	3.20%	3.29%	3.43%	3.69%
Assets over $1.0 billion (64 members)	2.90%	3.07%	3.04%	2.80%	3.04%
All members	3.10%	3.19%	3.27%	3.37%	3.63%

Advance usage ratios continued to decline in 2012 consistent with the several years prior. Despite the difficult economic environment and significant levels of financial institution liquidity as a result of actions of the Federal Reserve, our members as a whole funded over three percent of their assets with Advances.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

Our focus for the MPP continues to be on recruiting community-based members to sell us mortgage loans and on increasing the number of regular sellers. The number of regular sellers remains at a high level compared to historical trends, and a substantial number of other members either are actively interested in joining or are in the process of joining the MPP.

The table below shows principal paydowns and purchases of loans in the MPP for each of the last two years.

(In millions)	2012	2011
Balance, beginning of year	$7,752	$7,701
Principal purchases	2,285	1,975
Principal paydowns	(2,671)	(1,924)
Balance, end of year	$7,366	$7,752

The principal loan balance fell moderately, by $386 million (five percent), in 2012. The decline in balance resulted from the moderately fast prepayments and our need to manage annual purchases below the regulatory threshold of $2.5 billion. The purchases reflected activity with the largest seller in the MPP, ongoing sales by over 65 community-based financial institutions, and a continuing trend of growth in the number of regular sellers. The trend in stable to declining mortgage rates throughout 2012 also prompted an increase in loan refinancings.

The following tables show the percentage of principal balances from PFIs supplying five percent or more of total principal and the percentage of principal balances from all other PFIs.

(Dollars in millions)	December 31, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,984	27%	PNC Bank, N.A. (1)	$2,338	30%
PNC Bank, N.A. (1)	1,818	25	Union Savings Bank	2,068	27
Guardian Savings Bank FSB	431	6	Guardian Savings Bank FSB	643	8
All others	3,133	42	Liberty Savings Bank	419	5
Total	$7,366	100%	All others	2,284	30
			Total	$7,752	100%
(1)Former member.

The unpaid principal balance supplied by sellers providing less than five percent of balances increased by $0.8 billion (37 percent) and by the end of 2012 these sellers accounted for 42 percent of total unpaid principal compared to 30 percent at the end of 2011.

We closely track the refinancing incentives of our mortgage assets (including the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents almost all of our market risk exposure. MPP principal paydowns in 2012 equated to a 29 percent annual constant prepayment rate, an increase from the 20 percent rate for all of 2011.

The MPP's composition of balances by loan type and original final maturity did not change materially in 2012 versus the prior several years. At the end of the year, the MPP was comprised of 74 percent 30-year mortgages, 23 percent 15-year mortgages and 3 percent 20-year mortgages. Conventional loans made up 87 percent of the portfolio, with the remainder being government-guaranteed FHA loans. All of the 2012 purchases were conventional loans. The weighted average mortgage note rate fell from 5.09 percent at the end of 2011 to 4.74 percent at the end of 2012. This decline reflected prepayments of higher rate mortgages and purchases of lower rate mortgages.

MPP yields earned during 2012, relative to funding costs, continued to offer acceptable risk-adjusted returns, despite the substantial fluctuations in mortgage premium amortization described in "Results of Operations." For discussion of net amortization, see the "Net Interest Income" section of "Results of Operations."

Housing and Community Investment

In 2012, we accrued $27 million of earnings for the Affordable Housing Program, which will be awarded to members in 2013. This amount represents a $10 million (62 percent) increase from 2011, due to 2012's higher income.

Including funds available in 2012 from previous years, we had $25 million of funds available for the Affordable Housing Program in 2012. Of that total, $19 million was awarded to 69 projects through two competitive offerings. In addition, $6 million was awarded to 138 members on behalf of more than 1,200 homebuyers through the Welcome Home Program. This Program is a set-aside of the Affordable Housing Program that assists homebuyers with down payments and closing costs. In total, almost one-quarter of members received approval for funding under the Affordable Housing Program.
Additionally, in 2012 our Board authorized $1 million to continue the Carol M. Peterson Housing Fund (CMP Fund) and $5 million for the establishment of the Disaster Reconstruction Program (DRP). Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program. In January 2013, the Board elected to reauthorize another $1 million for the CMP Fund and continued the current DRP.

Finally, our activities to support affordable housing include offering Advances through the Affordable Housing Program with below-market interest rates at or near zero profit for us. At the end of 2012, Advance balances related to the Affordable Housing Program declined slightly to $137 million due to higher demand for affordable housing subsidy in the form of grants. Community Investment and Economic Development Program Advances declined to $334 million, which reflected the overall decline in demand for Advances.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

(In millions)	2012		2011
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$7,176	$13,943	$10,737	$18,411
Mortgage-backed securities	12,774	11,375	11,204	11,100
Other investments (1)	—	408	—	469
Total investments	$19,950	$25,726	$21,941	$29,980

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investment levels can vary significantly as based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. The decline in the amount of liquidity investments in 2012 corresponded to the growth in Advances. We continued to maintain an adequate amount of asset liquidity throughout the year under standard liquidity measures.

The investment balances at December 31, 2012 and 2011 exclude $16 million and $2,034 million, respectively, in funds held in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition. The large balance in such deposits at year-end 2011 was due to the extremely low yields available on short-term investments.

Our overarching strategy for mortgage-backed securities is to keep our holdings as close as possible to the regulatory maximum of three times capital, subject to the availability of securities that we believe provide favorable risk/return tradeoffs. The balance of mortgage-backed securities at December 31, 2012 represented a 2.68 multiple of regulatory capital and consisted of $11.4 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.9 billion were floating-rate securities) and $1.4 billion of floating-rate securities issued by the National Credit Union Administration. We held no private-label mortgage-backed securities at December 31, 2012.

The table below shows principal purchases, paydowns and sales of our mortgage-backed securities for each of the last two years.

(In millions)	Mortgage-backed Securities Principal
	2012	2011
Balance, beginning of year	$11,163	$11,591
Principal purchases	5,335	3,836
Principal paydowns	(3,263)	(3,699)
Principal sales	(478)	(565)
Balance, end of year	$12,757	$11,163

Principal paydowns in 2012 equated to a 24 percent annual constant prepayment rate, down slightly from the 28 percent rate in 2011. The securities sales were composed of securities that had less than 15 percent of the original acquired principal outstanding at the time of the sale.

Purchases during the year were concentrated in fixed-rate CMO securities, with purchase prices near par. This practice was driven by our assessment that these types of securities had a more favorable risk/return tradeoff compared to traditional pass-through mortgage-backed securities and floating-rate securities, especially in light of the relatively high premium prices of many fixed-rate pass-through securities.

Only 10 percent of total pass-through mortgage-backed securities had 30-year fixed-rate mortgages as collateral. Because approximately 75 percent of MPP loans have 30-year original terms, purchasing pass-throughs with shorter than 30-year original terms is one way we diversify mortgage assets to help manage market risk exposure.

Yields earned during 2012 on new mortgage-backed securities, relative to funding costs, continued to offer acceptable risk-adjusted returns.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2012		2011
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$30,848	$29,504	$26,138	$32,295
Discount	(8)	(5)	(2)	(3)
Total Discount Notes	30,840	29,499	26,136	32,292
Bonds:
Unswapped fixed-rate	21,689	18,680	18,882	20,123
Unswapped adjustable-rate	14,830	3,086	1,440	681
Swapped fixed-rate	7,704	9,197	8,404	7,904
Total par Bonds	44,223	30,963	28,726	28,708
Other items (1)	123	128	129	140
Total Bonds	44,346	31,091	28,855	28,848
Total Consolidated Obligations (2)	$75,186	$60,590	$54,991	$61,140

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $687,902 and $691,868 at December 31, 2012 and 2011, respectively.

The increase in the ending balances of unswapped adjustable-rate Bonds and short-term Discount Notes funded the growth in Advances. The increase in the ending balance of unswapped fixed-rate Bonds reflected primarily growth in mortgage assets, while the decline in its average balance reflected actions during the year related to asset-liability management (as discussed in the "Net Interest Income” section of “Results of Operations”).

Long-term Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. Discount Notes, swapped Bonds, and adjustable-rate Bonds normally have interest costs below LIBOR. The level of these spreads and their volatility in 2012 were comparable to historical ranges.

The following table shows the allocation on December 31, 2012 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). The allocations were similar compared to those of the last several years. We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower mortgage rates.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable
Due in 1 year or less	$—	$5,612	$5	$5,617	$5,349
Due after 1 year through 2 years	—	2,477	1	2,478	200
Due after 2 years through 3 years	425	1,791	48	2,264	15
Due after 3 years through 4 years	690	1,705	2	2,397	—
Due after 4 years through 5 years	722	1,857	—	2,579	—
Thereafter	3,727	2,627	—	6,354	—
Total	$5,564	$16,069	$56	$21,689	$5,564

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at December 31, 2012 were $1.2 billion, an increase of $0.1 billion (nine percent) from year-end 2011. The average balance of total interest bearing deposits in 2012 was $1.2 billion, a decrease of six percent from the average balance in 2011.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in 2012.

Capital Resources

The GLB Act and Finance Agency Regulations specify limits on how much we can leverage capital by requiring that we maintain, at all times, at least a four percent regulatory capital-to-assets ratio. A lower ratio indicates more leverage. If financial leverage increases too much, or becomes too close to the regulatory limit, we have discretionary ability within our Capital Plan to enact changes to ensure capitalization remains strong and in compliance with regulatory limits.

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Year Ended December 31,
	2012		2011
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$4,010	$3,297	$3,126	$3,109
Mandatorily Redeemable Capital Stock	211	252	275	327
Regulatory Capital Stock	4,221	3,549	3,401	3,436
Retained Earnings	538	501	444	455
Regulatory Capital	$4,759	$4,050	$3,845	$3,891

GAAP and Regulatory Capital-to-Assets Ratio
	2012		2011
	Period End	Average	Period End	Average
GAAP	5.56%	5.68%	5.89%	5.29%
Regulatory	5.84	6.07	6.37	5.78

The following table presents the sources of change in our regulatory capital stock balance in 2011 and 2012.

(In millions)	2012	2011
Regulatory stock balance at beginning of year	$3,401	$3,449
Stock purchases:
Membership stock	63	37
Activity stock	862	11
Stock repurchases:
Member redemptions	(40)	(22)
Withdrawals	(65)	(74)
Regulatory stock balance at the end of the year	$4,221	$3,401

Both the GAAP and regulatory capital-to-assets ratios were well above the regulatory required minimum of four percent.
We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio because, although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same way that GAAP capital stock and retained earnings do. Financial leverage is defined as the inverse of capital ratios, and therefore increases as capital ratios decline.

Our capital base increased substantially in 2012 due mostly to required stock purchases. The $820 million increase in regulatory capital stock (net of $105 million of redemptions and repurchases) from year-end 2011 to December 31, 2012 was due mostly to stock purchases (stock required to support Mission Assets) from two large, national financial institutions that became members in 2012, one of which had significant Advance borrowings resulting in $851 million growth in activity stock.

The increase in financial leverage from year-end 2011 to year-end 2012 (as represented by a lower regulatory capital-to-assets ratio) resulted from the Advance growth, partially offset by more capital and a reduction in short-term investment balances.

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2012	December 31, 2011
Excess capital stock (Capital Plan definition)	$1,071	$1,321
Cooperative utilization of capital stock	$385	$197
Mission Asset Activity capitalized with cooperative capital stock	$9,633	$4,917

The amount of excess capital stock declined by $250 million in 2012 due to the Advance growth. The substantial amount of excess stock (over $1.0 billion) provides a base of capital to manage financial leverage at prudent levels, augment loss protections for bondholders, and capitalize a portion of potential growth in new Mission Assets.

A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (as defined by the Finance Agency) exceeds one percent of our total assets on a dividend payment date. Since the end of 2008, this regulatory threshold has been exceeded and, therefore, we have been required to pay cash dividends.

At December 31, 2012, retained earnings were comprised of $479 million unrestricted (an increase of $47 million from year-end 2011) and $59 million restricted (an increase of $47 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends if earnings experience exceptional stress. Further discussion is in the "Capital Adequacy" section of "Quantitative and Qualitative Disclosures About Risk Management."

Membership and Stockholders

In 2012, we added 15 new member stockholders and lost 14, ending the year at 742. The new member stockholders were comprised of eight credit unions, three insurance companies, three commercial banks, and one community development financial institution. With regard to the 14 institutions that are no longer members, 10 merged into other members in our district, three were closed by the Tennessee Department of Financial Institutions, and one member's charter was terminated by its parent company. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We estimate there are approximately 50 eligible non-member institutions with assets of at least $100 million remaining in our district.

In 2012, there were no material changes in the allocation of membership by state, charter type, or asset size except for two large, national financial institutions that became members during the year. At the end of 2012, the composition of membership by state was Ohio with 326, Kentucky with 217, and Tennessee with 199.

The following table provides the number of member stockholders by charter type.

	December 31,
	2012	2011
Commercial Banks	469	470
Thrifts and Savings Banks	113	119
Credit Unions	121	117
Insurance Companies	35	32
Community Development Financial Institutions	4	3
Total	742	741

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2012	2011
Commercial Banks	$3,197	$2,310
Thrifts and Savings Banks	418	450
Credit Unions	116	107
Insurance Companies	279	259
Total GAAP Capital Stock	4,010	3,126
Mandatorily Redeemable Capital Stock	211	275
Total Regulatory Capital Stock	$4,221	$3,401

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2012	2011
Up to $100 million	204	210
> $100 up to $500 million	403	405
> $500 million up to $1 billion	71	64
> $1 billion	64	62
Total Member Stockholders	742	741

(1)	The December 31 membership composition reflects members' assets as of September 30.

Most members are small financial institutions, with 82 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

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

(Dollars in millions)	2012		2011		2010
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$308	8.14%	$249	7.00%	$275	7.82%
Provision for credit losses	(1)	(0.04)	(12)	(0.35)	(13)	(0.39)
Net interest income after provision for credit losses	307	8.10	237	6.65	262	7.43
Net gains (losses) on derivatives and hedging activities	9	0.23	(2)	(0.05)	8	0.22
Other non-interest income (loss)	4	0.12	(3)	(0.09)	12	0.34
Total non-interest income (loss)	13	0.35	(5)	(0.14)	20	0.56
Total revenue	320	8.45	232	6.51	282	7.99
Total other expense	(58)	(1.53)	(57)	(1.59)	(56)	(1.58)
Assessments	(27)	(0.72)	(37)	(1.03)	(62)	(1.74)
Net income	$235	6.20%	$138	3.89%	$164	4.67%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The $97 million increase in net income and 2.31 percentage point increase in ROE in 2012 versus 2011 resulted mostly from the following favorable factors (in order of magnitude):

▪	satisfaction of the FHLBank System REFCORP funding obligation in the second half of 2011, which had been assessed against earnings at an annual rate of approximately 20 percent;

▪	the continuation from 2011 of management's asset-liability actions to respond to the low interest rate environment;

▪	higher prepayment fees on Advances;

▪	realized gains on sales of certain mortgage-backed securities;

▪	growth in the balances of Mission Asset Activity, especially Advances;

▪	reduced provision for credit losses;

▪	an increase in unrealized market value gains on derivatives and hedging activities; and

▪	decrease in net amortization expense.

Profitability in 2011 was below that of 2010 due primarily to several effects from the reductions in long-term interest rates and lower balances of Mission Asset Activity.

Net Interest Income

The largest component of net income has historically been net interest income. We manage net interest income with a view to managing tradeoffs between market risk and return. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation. Our ROE normally is lower than that of many other financial institutions because of the cooperative wholesale business model, the moderate overall risk profile and the management of our balance sheet that results in a positive correlation of dividends to short-term interest rates.

Components of Net Interest Income
We generate net interest income from the following two components:

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

▪
Earnings from funding assets with capital (“earnings from capital”). Because of our relatively low net interest rate spread compared to other financial institutions, we have historically derived a substantial proportion of net interest income from deploying interest-free capital in interest-earning assets. We deploy much of the capital in short-term and adjustable-rate assets in order to help ensure that ROE moves in the same direction as short-term interest rates and to help control market risk exposure.

The following table shows the major components of net interest income for each of the last three years. Reasons for the variance in net interest income between the periods are discussed below.

(Dollars in millions)	2012		2011		2010
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$293	0.44%	$247	0.37%	$230	0.33%
Net (amortization)/accretion (1) (2)	(49)	(0.07)	(56)	(0.09)	(32)	(0.04)
Prepayment fees on Advances, net (2)	20	0.03	6	0.01	8	0.01
Total net interest rate spread	264	0.40	197	0.29	206	0.30
Earnings from funding assets with interest-free capital	44	0.06	52	0.08	69	0.10
Total net interest income/net interest margin (3)	$308	0.46%	$249	0.37%	$275	0.40%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. The earnings from funding assets with interest-free capital has become a smaller proportion of net interest income due to the low interest rate environment. Although long-term market interest rates continued on downward trends in 2012, the reduction in overall average rates of assets and liabilities was tempered because short-term rates remained relatively constant, and therefore, the earnings from capital fell $8 million in 2012 after declining $17 million in 2011 and by larger amounts in the three years prior to 2011. See "Conditions in the Economy and Financial Markets" and the "Average Balance Sheet and Rates" table below for information on interest rates.

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

At December 31, 2012, the net premium balance of mortgage assets totaled $199 million compared to $161 million at the end of 2011. In 2012, the MPP net premium balance increased from $120 million to $182 million while the mortgage-backed securities portfolio net premium balance decreased from $41 million to $17 million. The growth in net premium balance in the MPP portfolio was partially offset in 2012 by the purchase of mortgage-backed securities at prices near par or in some cases at slight discounts.

Premium prices on MPP loans continued to be elevated in 2012 as they have been in the last several years. Conditions prevailing in the mortgage markets limited the widespread availability and risk-return attractiveness of loans in the MPP that were priced close to par or at discounts. In addition, a change we made in early 2011 to the MPP's credit enhancement structure (described further in the "Credit Risk" section of "Quantitative and Qualitative Disclosures About Risk Management") resulted in increased premium balances on new loans (with the benefit of reducing overall expense for the same level of credit risk protection).

As it has been in other periods in the last several years, net amortization expense in 2012 was substantial (as reflected in the table above) and volatile across quarters and months. For both 2012 and 2011 net amortization was at relatively "normal" levels consistent with the amount of book premiums. Although the premium balance increased in 2012, there was a $7 million reduction in net amortization due to:

▪	a comparatively smaller decline in long-term LIBOR and primary mortgage rates in 2012; and,

▪	ongoing enhancements in 2012 to our modeling estimates of future mortgage rates and prepayment speeds derived from our market risk and prepayment models.
The modeling enhancements are discussed in the “Market Risk” section of “Quantitative and Qualitative Disclosures About Risk Management.” Regarding mortgage amortization, the model enhancements resulted in both one-time favorable adjustments to mortgage amortization and reduced volatility of future amortization.

Despite the large amount of, and volatility in, recent periodic net amortization, we believe that the economic profitability of current and new premium mortgage assets has offered and will continue to offer acceptable compensation for the risks of unprofitable or volatile returns that could occur under extremely unfavorable stressed interest rate scenarios.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Advance prepayment fees can be, and in the past have been, significant. Prepayment fees totaled $20 million in 2012, $13 million of which occurred in the fourth quarter. The 2012 fees were $14 million higher compared to those in 2011.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of net interest rate spread rose $46 million (18 percent) in 2012 compared to 2011 and $17 million (seven percent) in 2011 compared to 2010. The following factors, discussed below in estimated approximate order of impact from largest to smallest, were responsible for the changes in net interest rate spread due to other components.

2012 Versus 2011

▪
Asset-liability management-Favorable: Management strategies and actions related to asset-liability management and market risk exposure improved earnings by lowering our portfolio funding costs, as follows:

1)
In 2012, we called $7.6 billion of unswapped Bonds (most of which funded mortgage assets) before their final maturities and replaced them with new Consolidated Obligations at substantially lower rates than the Bonds called. Additionally, $3.5 billion of unswapped Bonds were called in the second half of 2011, which benefited earnings for all of 2012.

A total of $5.9 billion in mortgage assets were paid down in 2012. We replaced these principal paydowns with new mortgage assets at lower rates, reducing interest income. However, the net effect of replacing Bonds called and mortgages paid down was to increase the net interest spread. This is because the amount of Bond calls exceeded the amount of mortgage paydowns, and because, the book rates of the unswapped Bonds fell more than the book rates on the mortgage assets.

2)
Market risk exposure to higher interest rates increased in the third quarter of 2012, primarily as a result of our actions to lower the average maturity of remaining long-term Bonds and to fund more mortgage assets with short-term debt by replacing a portion of the called Bonds with short-term Discount Notes. We returned average short funding levels and bond maturities in the fourth quarter to levels more consistent with historical levels.

3)
We normally fund a substantial amount of LIBOR-indexed assets (mostly Advances) with Discount Notes. In 2012, the average portfolio market spread between LIBOR and Discount Notes widened slightly compared to 2011.

We estimate that the overall impact of asset-liability management increased interest income by $19-$28 million and ROE by 0.45-0.67 percentage points.

▪
Advance growth-Favorable: Advance principal balances grew significantly during 2012, although average Advance balances increased by only $3.5 billion. We estimate the direct impact on net interest income from the average Advance growth was approximately $8 million. Also, in accordance with the Capital Plan, the Advance growth required members to make new capital stock purchases (net of redemptions and repurchases of other stock), which we leveraged with mortgage-backed securities. This resulted in a secondary effect on net interest from the Advance growth, totaling an estimated $4 million. Although the total $12 million earnings increase from Advance growth was similar to the effect of asset-liability management, the total impact on ROE -- 0.08 percentage points -- from Advance growth was less than the effect of asset-liability management because of the additional stock associated with the Advance growth.

▪
Trading securities-Favorable: In 2012, we held a portion of our investment portfolio in short-term trading securities (including instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity and manage counterparty credit risk. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $7 million increase in net interest income in 2012 compared to 2011. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See “Non-Interest Income and Non-Interest Expense” below for a discussion of the net losses on trading securities.

▪
Lower balances and tighter spreads on the short-term investment portfolio-Unfavorable: Average balances for short-term investments decreased $3.5 billion in 2012, while asset spreads tightened in 2012 due to management actions to extend maturities on short-term funding to enhance liquidity. We estimate the earnings reduction from changes in the short-term investment portfolio was approximately $5-8 million.

▪
Additional factors-Favorable: Other factors included a modestly higher average MPP balance, modestly wider spreads on new MPP purchases, and lower average balances of mandatorily redeemable stock (which lowers interest expense).

2011 Versus 2010

▪
Asset-liability management-Favorable: In the last six months of 2010 and all of 2011, reductions in intermediate- and long-term interest rates enabled us to call $10.6 billion of unswapped Bonds before their final maturities and replace them with new Consolidated Obligations, most at substantially lower rates than the Bonds called. Most of the Bonds called funded mortgage assets. The Bonds called in the second half of 2010 benefited our earnings for all of 2011.

▪
Trading securities-Favorable: As indicated in the 2012 versus 2011 analysis, in 2011 we began holding a large amount of investments in short-term trading securities purchased with above-market coupon rates. This resulted in an estimated $19 million increase in net interest income in 2011.

▪
Decrease in mortgage asset balances-Unfavorable: The average principal balance on MPP loans and mortgage-backed securities decreased $1.3 billion. These assets normally earn wider spreads than most of our other assets.

▪
Narrower net spreads on new mortgage assets-Unfavorable: In 2011, we purchased $5.8 billion of new mortgage assets. Net spreads relative to funding costs on the purchased assets were on average narrower than the net spreads that had been earned on the mortgages that paid down.

▪
Wider portfolio spreads on LIBOR-indexed assets-Favorable: The average spread between LIBOR and Discount Notes widened approximately eight basis points which increased interest income approximately $10 million.

Average Balance Sheet and Rates
The following table provides average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin in 2012 versus 2011 and in 2011 versus 2010 occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	2012			2011			2010
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$32,781	$261	0.80%	$29,261	$236	0.81%	$32,158	$294	0.91%
Mortgage loans held for portfolio (2)	7,981	313	3.92	7,705	335	4.35	8,696	413	4.75
Federal funds sold and securities purchased under resale agreements	8,004	11	0.14	6,858	7	0.10	9,414	17	0.17
Interest-bearing deposits in banks (3) (4) (5)	1,955	3	0.17	4,303	9	0.20	5,535	13	0.24
Mortgage-backed securities	11,375	293	2.58	11,100	385	3.47	11,414	510	4.47
Other investments (4)	4,392	40	0.90	7,719	39	0.51	1,927	7	0.37
Loans to other FHLBanks	3	—	0.12	3	—	0.10	5	—	0.16
Total earning assets	66,491	921	1.39	66,949	1,011	1.51	69,149	1,254	1.81
Less: allowance for credit losses on mortgage loans	20			15			1
Other assets	231			354			219
Total assets	$66,702			$67,288			$69,367
Liabilities and Capital
Term deposits	$114	—	0.22	$161	—	0.24	$221	1	0.37
Other interest bearing deposits (5)	1,050	—	0.01	1,077	—	0.02	1,415	—	0.04
Short-term borrowings	29,499	31	0.10	32,292	28	0.09	27,914	41	0.15
Unswapped fixed-rate Bonds	18,738	544	2.90	20,186	700	3.47	23,719	897	3.78
Unswapped adjustable-rate Bonds	3,086	7	0.23	681	1	0.19	852	1	0.15
Swapped Bonds	9,267	19	0.21	7,981	19	0.23	10,080	21	0.21
Mandatorily redeemable capital stock	252	12	4.64	327	14	4.27	413	18	4.28
Other borrowings	1	—	0.29	—	—	—	1	—	0.32
Total interest-bearing liabilities	62,007	613	0.99	62,705	762	1.22	64,615	979	1.51
Non-interest bearing deposits	18			14			9
Other liabilities	888			1,013			1,222
Total capital	3,789			3,556			3,521
Total liabilities and capital	$66,702			$67,288			$69,367

Net interest rate spread			0.40%			0.29%			0.30%
Net interest income and net interest margin (6)		$308	0.46%		$249	0.37%		$275	0.40%
Average interest-earning assets to interest-bearing liabilities			107.23%			106.77%			107.02%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

2012 Versus 2011

Net interest spread and net interest margin increased due primarily to asset and liability management actions as described in the previous section, higher Advance prepayment fees, and lower net amortization in 2012.

The average rate on both total earning assets and interest-bearing liabilities decreased, driven by principal paydowns at higher rates than the rates on replacement and new instruments. This is most evident in the mortgage asset and unswapped fixed-rate Bonds yields in the table above.

The average rate on other investments increased in 2012 for two reasons. First, the average balance of GSE Discount Notes, which are shorter term and typically earn lower yields, decreased $4 billion in 2012. Second, most of the remaining investments in this portfolio were trading securities with above-market coupons purchased at premiums, with corresponding market value adjustments reflected in other non-interest income as losses to the securities' fair values, as discussed further in "Non-Interest Income and Non-Interest Expense."

2011 Versus 2010

The average rate on both total earning assets and interest-bearing liabilities decreased, driven by lower average rates on long-term assets and long-term liability accounts. As the long-term assets and liabilities mature or are paid down over time, new long-term assets and liabilities are put on the balance sheet at lower rates, which cumulatively builds over time to reduced portfolio rates. A much higher amortization of mortgage purchase premiums in 2011 also contributed to the declines in average rates on earnings assets.

Average rates on our short-term and adjustable-rate assets and liabilities experienced small fluctuations in 2011. However, short-term LIBOR rose moderately in the fourth quarter. This resulted in a small increase in the average rate on the swapped Bonds account and the adjustable-rate Bonds account, which are both tied to short-term LIBOR.

The average rate on other investments increased due to a shift towards longer term investments, which typically earn higher yields, and, as stated in the 2012 versus 2011 comparison, many of these investments were trading securities with above market coupons purchased at premiums.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	2012 over 2011			2011 over 2010
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$28	$(3)	$25	$(25)	$(33)	$(58)
Mortgage loans held for portfolio	12	(34)	(22)	(45)	(33)	(78)
Federal funds sold and securities purchased under resale agreements	1	3	4	(4)	(6)	(10)
Interest-bearing deposits in banks	(4)	(2)	(6)	(2)	(2)	(4)
Mortgage-backed securities	9	(101)	(92)	(14)	(111)	(125)
Other investments	(21)	22	1	29	3	32
Loans to other FHLBanks	—	—	—	—	—	—
Total	25	(115)	(90)	(61)	(182)	(243)
Increase (decrease) in interest expense
Term deposits	—	—	—	(1)	—	(1)
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	(3)	6	3	6	(19)	(13)
Unswapped fixed-rate Bonds	(48)	(108)	(156)	(126)	(71)	(197)
Unswapped adjustable-rate Bonds	6	—	6	—	—	—
Swapped Bonds	3	(3)	—	(5)	3	(2)
Mandatorily redeemable capital stock	(3)	1	(2)	(4)	—	(4)
Other borrowings	—	—	—	—	—	—
Total	(45)	(104)	(149)	(130)	(87)	(217)
Increase (decrease) in net interest income	$70	$(11)	$59	$69	$(95)	$(26)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

(3)
Changes that are not identifiable as either volume-related or rate-related, but rather are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Effect of the Use of Derivatives on Net Interest Income
The following table shows the effect of using derivatives on net interest income. The table does not show the effect on earnings from the non-interest components of derivatives related to market value adjustments. This is provided in the next section “Non-Interest Income and Non-Interest Expense.”

(In millions)	2012	2011	2010
Advances:
Amortization/accretion of hedging activities in net interest income	$(4)	$(2)	$(1)
Net interest settlements included in net interest income	(245)	(364)	(439)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(3)	(1)	—
Consolidated Obligation Bonds:
Amortization/accretion of hedging activities in net interest income	—	—	2
Net interest settlements included in net interest income	37	64	113
Decrease to net interest income	$(215)	$(303)	$(325)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one-and three-month repricing resets). These adjustable-

rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise.

See Item 1 and the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information on our use of derivatives.

Provision for Credit Losses

In 2012, we recorded a $1.5 million provision for credit losses in the MPP compared to $12.6 million in 2011. The decreases in estimated credit losses were a result of improvements in the housing market, partially offset by a reduction in estimated collectability on supplemental mortgage insurance policies we hold due to potential non-performance of mortgage insurers. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 10 of the Notes to Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2012	2011	2010
Other Non-Interest Income
Net gains on held-to-maturity securities	$29	$16	$8
Net gains (losses) on derivatives and hedging activities	9	(2)	8
Other non-interest (loss) income, net	(25)	(19)	4
Total other non-interest income (loss)	$13	$(5)	$20

Other Expense
Compensation and benefits	$31	$31	$34
Other operating expense	14	15	15
Finance Agency	6	5	4
Office of Finance	3	4	3
Other	4	2	—
Total other expense	$58	$57	$56
Average total assets	$66,702	$67,288	$69,367
Average regulatory capital	4,050	3,891	3,942
Total other expense to average total assets (1)	0.09%	0.08%	0.08%
Total other expense to average regulatory capital (1)	1.43	1.46	1.42

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities in 2012 occurred from the sales of $478 million of mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under the FHLBank's periodic clean-up process. The gains represent potential future lost income from the higher yielding securities sold.

The larger other non-interest loss in 2012 and 2011 was due primarily to higher losses on trading securities. As discussed above in “Components of Net Interest Income,” the losses on the trading securities occurred because these securities had above-market coupon rates and, therefore, were purchased at prices above par. The related premiums paid are reflected as mark-to-market losses to the securities as their fair values approach par at maturity. As noted earlier, the resulting net earnings from the trading securities reflected at-market returns.

Other expenses continued to be relatively stable in 2012 compared to 2011 and 2010.

Effect of Derivatives and Hedging Activities

(In millions)	2012	2011	2010
Net gains (losses) on derivatives and hedging activities
Advances:
Gains on fair value hedges	$7	$8	$8
Losses on derivatives not receiving hedge accounting	(5)	(9)	(7)
Mortgage loans:
Gains (losses) on derivatives not receiving hedge accounting	1	(4)	2
Consolidated Obligation Bonds:
Gains on fair value hedges	—	1	1
Gains on derivatives not receiving hedge accounting	6	2	4
Total net gains (losses) on derivatives and hedging activities	9	(2)	8
Net gains (losses) on financial instruments held at fair value (1)	2	(3)	—
Total net effect of derivatives and hedging activities	$11	$(5)	$8

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The changes in net gains (losses) on derivatives and hedging activities represented unrealized market value adjustments. The amounts of income volatility in derivatives and hedging activities were relatively modest compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions. In each of the years shown, the market value adjustment, as a percentage of notional derivatives principal, was less than 0.10 percentage points.

REFCORP and Affordable Housing Program Assessments

Until the third quarter of 2011, assessments against earnings had included both a REFCORP obligation and expenses for the Affordable Housing Program. The FHLBank System's REFCORP obligation was satisfied at the end of the second quarter of 2011. Under the Capital Agreement of 2011, the REFCORP obligation, which had been recorded as reduction to net income, was replaced with a 20 percent allocation of net income to restricted retained earnings for all FHLBanks. Although the restricted retained earnings are not recorded in the income statement, they are not available to be distributed as dividends to stockholders. Therefore, the replacement of REFCORP with the Capital Agreement had only a marginal impact on net earnings available for distribution as dividends. See Item 1's "Capital Resources" section for more information.

This change resulted in a $19 million increase in 2012's net income compared to that in 2011 and a corresponding reduction in assessments. There have been no changes in our Affordable Housing Program.

In 2012, assessments totaled $27 million and lowered ROE by 0.72 percentage points. In 2011, assessments totaled $37 million and lowered ROE by 1.03 percentage points. The smaller impact of assessments on ROE in 2012 was due to the satisfaction of the REFCORP obligation.

Analysis of Quarterly ROE

The following table summarizes the components of 2012's quarterly ROE and provides quarterly ROE for 2011 and 2010.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2012 ROE:
Net interest income:
Other net interest income	9.39%	8.75%	9.37%	8.12%	8.88%
Net (amortization)/accretion	(0.63)	(3.13)	(0.85)	(0.61)	(1.27)
Prepayment fees	0.39	0.18	0.19	1.26	0.53
Total net interest income	9.15	5.80	8.71	8.77	8.14
(Provision)/reversal for credit losses	(0.16)	—	0.05	(0.05)	(0.04)
Net interest income after (provision)/reversal for credit losses	8.99	5.80	8.76	8.72	8.10
Net gains (losses) on derivatives and hedging activities	0.42	0.35	0.36	(0.16)	0.23
Other non-interest (loss) income	(0.50)	2.10	(0.80)	(0.22)	0.12
Total non-interest (loss) income	(0.08)	2.45	(0.44)	(0.38)	0.35
Total revenue	8.91	8.25	8.32	8.34	8.45
Total other expense	(1.64)	(1.52)	(1.57)	(1.40)	(1.53)
Assessments	(0.77)	(0.70)	(0.70)	(0.72)	(0.72)
2012 ROE	6.50%	6.03%	6.05%	6.22%	6.20%

2011 ROE	4.80%	4.28%	2.07%	4.44%	3.89%

2010 ROE	4.98%	4.66%	4.11%	4.94%	4.67%

Quarterly ROEs increased to levels above six percent in 2012 due to the factors discussed above, most notably management's asset-liability and market risk strategies, higher Advance prepayment fees, lower net amortization, and the reduction in provision for credit losses. The growth in Advance balances affected primarily the third and fourth quarters of the year. In the second quarter of 2012, almost all of the unfavorable impact of an increase in net amortization was offset by gains from the clean-up sale of mortgage-backed securities, which is accounted for in the "Other non-interest (loss) income" component in the table above. Because quarterly ROE was modestly volatile in 2012 and significantly higher than short-term interest rates, we were able to distribute relatively stable quarterly dividend returns to stockholders in 2012.

ROE in the third quarter of 2011 was negatively affected mostly by a large increase in net amortization due to declines in mortgage rates in that quarter. Excluding that quarter, quarterly ROE was relatively stable in 2010 and 2011.

Segment Information

Note 19 of the Notes to Financial Statements presents information on our two operating business segments. We manage financial operations and market risk exposure primarily at the macro level, and within the context of the entire balance sheet, rather than exclusively at the level of individual segments. Under this approach, the market risk/return profile of each segment may not match, or possibly even have the same trends as, what would occur if we managed each segment on a stand-alone basis. The tables below summarize each segment's operating results for the periods shown.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
2012
Net interest income after provision for credit losses	$210	$97	$307
Net income	$154	$81	$235
Average assets	$58,708	$7,994	$66,702
Assumed average capital allocation	$3,335	$454	$3,789
Return on Average Assets (1)	0.26%	1.01%	0.35%
Return on Average Equity (1)	4.62%	17.76%	6.20%

2011
Net interest income after provision for credit losses	$176	$61	$237
Net income	$100	$38	$138
Average assets	$59,563	$7,725	$67,288
Assumed average capital allocation	$3,148	$408	$3,556
Return on Average Assets (1)	0.17%	0.49%	0.21%
Return on Average Equity (1)	3.18%	9.35%	3.89%

2010
Net interest income after provision for credit losses	$180	$82	$262
Net income	$109	$55	$164
Average assets	$60,632	$8,735	$69,367
Assumed average capital allocation	$3,077	$444	$3,521
Return on Average Assets (1)	0.18%	0.63%	0.24%
Return on Average Equity (1)	3.55%	12.45%	4.67%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net income and ROE in 2012 reflected primarily the following factors (each factor is discussed in more detail in sections above):

▪	the ending of the REFCORP obligation;

▪	our actions on asset-liability management and market risk exposure;

▪	higher Advance prepayment fees;

▪	gains on sales of mortgage-backed securities;

▪	Advance growth;

▪	increase in unrealized gains on derivatives and hedging activities; and

▪	a $14 million decrease in net amortization of mortgage-backed securities, due to our actions to reduce the premium balance of mortgage-backed securities.

MPP Segment
The MPP continued to earn a substantial level of return compared with market interest rates, with a moderate amount of market risk and credit risk. In 2012, the MPP averaged 12 percent of total average assets but accounted for 34 percent of earnings. The substantial increase in the MPP's net income and ROE in 2012 reflected the following factors in estimated order of importance, which are discussed in more detail above;

▪	our actions related to asset-liability management and market risk exposure;

▪	the decrease in the provision for credit losses; and

▪	the ending of the REFCORP obligation.
The previous factors were partially offset by lower spreads on new MPP loans relative to spreads earned on MPP principal paid down. The amount of MPP net amortization was similar in 2012 and 2011, $38 million versus $35 million, respectively.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Overview
Market risk exposure is the risk that net income and the value of stockholders' capital investment in the FHLBank may decrease, and that our profitability may be uncompetitive as a result of changes and volatility in the market environment and business conditions. Along with business/strategic risk, market risk is normally one of our largest residual risks. We attempt to minimize market risk exposure within a prudent range while earning a competitive return on members' capital stock investment. There is normally a tradeoff between long-term market risk exposure and shorter-term exposure. Effective management of both components is important in order to attract and retain members and capital and to support Mission Asset Activity.

The primary challenges in managing market risk exposure arise from 1) the tradeoff between earning a competitive return and correlating profitability with short-term interest rates and 2) the market risk exposure of owning mortgage assets. Mortgage assets grant homeowners prepayment options that tend to adversely affect us when interest rates increase or decrease. We mitigate the market risk of mortgage assets primarily with a portfolio of long-term unswapped fixed-rate callable and noncallable Bonds that have expected cash flows similar to the aggregate cash flows expected from mortgage assets under a wide range of interest rate and prepayment environments. Because it is normally cost-prohibitive to completely mitigate mortgage prepayment risk, a residual amount of market risk normally remains after funding and hedging activities.

We analyze market risk using numerous analytical measures under a variety of interest rate and business scenarios, including stressed scenarios, and perform sensitivity analyses on the many variables that can affect market risk, using several market risk models from third-party software companies. These models employ rigorous valuation techniques for the optionality that exists in mortgage prepayments, call and put options, and caps/floors. We regularly assess the effects of different assumptions, techniques and methodologies on the measurements of market risk exposure, including comparisons to alternative models and information from brokers/dealers.

We have historically emphasized strategies aimed at ensuring a moderate level of market risk, with the goal of providing a competitive earnings stream over a wide variety of market and business environments and having a relatively small amount of earnings volatility. These strategies include, among others: 1) conservative management of market risk exposure, 2) controlled growth in mortgage assets and 3) accounting and hedging practices that attempt to appropriately minimize earnings volatility from the use of derivatives.

Policy Limits on Market Risk Exposure
We have five sets of policy limits regarding market risk exposure, which primarily address long-term market risk exposure. We determine compliance with our policy limits at every month end or more frequently if market or business conditions change significantly or are volatile.

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

▪
Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment must be between positive and negative six years. In addition, the duration of equity in each of the two interest rate shock scenarios must be within positive and negative eight years.

▪
Market Capitalization. The market capitalization ratio (defined as the ratio of the market value of equity to the par value of regulatory stock) must be above 95 percent in the current rate environment and must be above 85 percent in each of the two interest rate shock scenarios.

▪
Mortgage Assets Portfolio. The net market value of the mortgage assets portfolio as a percentage of the book value of portfolio assets must be between positive and negative three percent in each of the two interest rate shock scenarios. Net market value is defined as the market value of assets minus the market value of liabilities, with no assumed capital allocation.

▪	Mortgage Assets as a Multiple of Regulatory Capital. The amount of mortgage assets must be less than seven times the amount of regulatory capital.

In addition, Finance Agency Regulations and an internal policy provide controls on market risk exposure by restricting the types of mortgage loans, mortgage-backed securities and other investments we can hold. Historically, our purchases of collateralized mortgage obligations have tended to be the front-end prepayment tranches, which can have less prepayment volatility than other tranches. We also manage market risk exposure by charging members prepayment fees on many Advance programs where an early termination of an Advance would result in an economic loss to us.

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Two key measures of long-term market risk exposure are the sensitivities of the market value of equity and the duration of equity to changes in interest rates and other variables, as presented in the following tables for various instantaneous and permanent interest rate shocks. Average results are compiled using data for each month end. Given the current very low level of rates, the down rate shocks are nonparallel scenarios, with short-term rates decreasing less than long-term rates so that no rate falls below zero.

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Full Year
Market Value of Equity	$4,281	$4,279	$4,292	$4,330	$4,337	$4,186	$3,955
% Change from Flat Case	(1.1)%	(1.2)%	(0.9)%	—	0.2%	(3.3)%	(8.7)%
2011 Full Year
Market Value of Equity	$3,944	$3,972	$4,026	$4,108	$4,075	$3,904	$3,692
% Change from Flat Case	(4.0)%	(3.3)%	(2.0)%	—	(0.8)%	(5.0)%	(10.1)%

Month-End Results
December 31, 2012
Market Value of Equity	$4,991	$4,976	$4,947	$4,878	$4,759	$4,585	$4,401
% Change from Flat Case	2.3%	2.0%	1.4%	—	(2.4)%	(6.0)%	(9.8)%
December 31, 2011
Market Value of Equity	$3,958	$3,964	$3,996	$4,090	$4,191	$4,102	$3,915
% Change from Flat Case	(3.2)%	(3.1)%	(2.3)%	—	2.5%	0.3%	(4.3)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Full Year	1.8	1.3	0.4	(1.4)	2.0	4.9	6.4
2011 Full Year	(0.2)	(0.8)	(1.4)	(1.1)	3.2	5.3	6.0

Month-End Results
December 31, 2012	1.8	1.8	1.8	1.9	3.2	4.1	4.1
December 31, 2011	0.5	(0.3)	(1.2)	(3.8)	0.5	3.7	5.5

In 2012, the average market risk exposure to both higher and lower interest rates, similar to 2011, was moderate, well within policy limits, and below long-term historical average exposure. Overall market risk exposure and earnings trends to further reductions in long-term rates are benefiting from slower mortgage prepayment speeds, given the level of rates, than would be expected under normal conditions for housing markets where homeowner equity is widely sufficient and credit is more accessible.

Consistent with 2011, there were several periods in 2012 where long-term rates fell to historical lows, which were key contributors in the moderate levels of market risk exposure, particularly to rising rate scenarios.

Late in the second quarter and during the third quarter of 2012, we took actions to moderately raise market risk exposure, primarily by increasing beyond the long-term historical average the amount of long-term mortgage assets we funded with short-term debt and lowering the average maturity of long-term Bonds. The elevated market risk exposure substantially raised earnings in the third quarter and somewhat less for the full year, as discussed in "Results of Operations." In the fourth quarter, we reduced market risk exposure to within the historical range by issuing long-term Bonds.

Over the last several years and especially in the latter half of 2012, we and our model vendors made several changes to the market risk and prepayment models we use, in order to adapt them to the constantly evolving and unprecedented conditions in the mortgage and housing markets. These modeling enhancements modestly slowed prepayment speeds in many rate environments and reduced the sensitivity of the market risk measures to rate changes. Overall, the impacts of the modeling changes were to moderately increase measured market risk exposure to rising interest rate scenarios and to moderately increase expected earnings trends. We have no current plans to implement any additional model enhancements, but there is a possibility we will make future improvements as conditions in the mortgage and housing markets continue to evolve.

Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to two percentage points (which would put fixed-rate mortgages at two percent or less) would still result in ROE being above market interest rates. We believe that profitability would not become uncompetitive unless long-term rates were to permanently increase in a short period of time by four percentage points or more combined with short-term rates increasing to at least seven percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables or our business model. We believe such a scenario is extremely unlikely to occur.

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

To the extent the market capitalization ratio differs from 100 percent, it can represent potential real economic gains or losses, unrealized opportunity benefits or costs, temporary fluctuations in asset or liability prices, or market value remaining in a liquidation of the FHLBank in which all assets were sold and all liabilities were terminated or transferred. The ratio does not sufficiently measure the value of our company as a going concern because it does not consider franchise value, future new business activity, future risk management strategies, or the net profitability of assets after funding costs.

The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits, as described above.

	December 31, 2012	Monthly Average Year Ended December 31, 2012	December 31, 2011
Market Value of Equity to Par Value of Regulatory Capital Stock	116%	121%	120%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	117	120	118
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	109	117	121

In 2012, the market capitalization ratios in the scenarios indicated continued to be well above 100 percent and in compliance with policy limits, but trended modestly lower during the fourth quarter of 2012. The overall favorable level of these measures provides additional support for our assessment that we have a moderate amount of overall market risk exposure.

Even with the recent decline, the ratios remain at favorable (high) levels due to the combination of 1) the fact that retained earnings are currently 13 percent of regulatory capital stock, 2) we have maintained market risk exposure at moderate levels, and 3) market prices of mortgage assets continue to be at elevated levels compared to prices of our Bonds. The factors causing the modest reduction observed in the fourth quarter were moderately lower mortgage asset pricing and an overall reduction in total mortgage assets relative to capital.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At December 31, 2012 the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.2 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2012 Full Year	(9.2)%	(8.2)%	(5.4)%	—	2.0%	(8.2)%	(24.7)%
2011 Full Year	(20.1)%	(15.8)%	(9.2)%	—	(1.0)%	(14.6)%	(32.1)%

Month-End Results
December 31, 2012	3.5%	3.5%	3.1%	—	(10.0)%	(24.0)%	(39.1)%
December 31, 2011	(17.1)%	(15.2)%	(10.3)%	—	10.3%	4.2%	(10.6)%

The sensitivities indicate that the market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation. We believe the mortgage assets portfolio continues to have a moderate amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our conservative risk philosophy and cooperative business model.

Use of Derivatives in Market Risk Management
The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments classified by how we designate the hedging relationship.

(In millions)		December 31, 2012		December 31, 2011
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive floating interest rate swap (without options)	Converts the Advance's fixed rate to a variable rate index.	$1,519	$—	$2,269	$—
Pay-fixed, receive floating interest rate swap (with options)	Converts the Advance's fixed rate to a variable rate index and offsets option risk in the Advance.	2,604	174	7,326	184
Pay-float with embedded features, receive floating interest rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by offsetting embedded option risk in the Advance.	35	—	70	—
Total Advances		4,158	174	9,665	184
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	—	—	375
Consolidated Obligations Bonds:
Receive-fixed, pay floating interest rate swap (without options)	Converts the Bond's fixed rate to a variable rate index.	2,269	3,400	2,229	3,570
Receive-fixed, pay floating interest rate swap (with options)	Converts the Bond's fixed rate to a variable rate index and offsets option risk in the Bond.	1,835	200	1,780	1,325
Total Consolidated Obligations Bonds		4,104	3,600	4,009	4,895
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	—	124	—	431
Total		$8,262	$3,898	$13,674	$5,885

In addition to issuing long-term Bonds, an important way that we manage and hedge market risk exposure is by engaging in derivatives transactions, primarily interest rate swaps. Our hedging and risk management strategies in using derivatives did not change materially in 2012 from 2011, nor were there any changes in the accounting treatment of new or existing derivative hedge transactions that materially affected our results of operations.

The amount of derivatives we used to hedge Advances decreased in 2012 because such Advances matured, whereas most of the Advance growth in 2012 was funded by unswapped Consolidated Obligations.

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

The differences between accounting under "fair value option" and under "fair value hedge" are:

1)
"Fair value hedge" accounting carries the risk that hedge effectiveness testing may fail, which results in recording the derivative at its fair market value with no offsetting changes in the market value of the hedged instrument.

2)
"Fair value option" accounting records the fair market value of the hedged instrument at its full fair value instead of only the value of hedging the benchmark interest rate (designated to be LIBOR for these swaps).

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate that we must comply with three limits on capital leverage and risk-based capital.

▪	We must maintain at least a four percent minimum regulatory capital-to-assets ratio. This has historically been the regulatory capital requirement that has the greatest effect on our operations.

▪
We must maintain at least a five percent minimum leverage ratio of capital divided by total assets, which includes a 1.5 weighting factor applicable to permanent capital. Because all of our Class B stock is permanent capital, this requirement is met automatically if we satisfy the four percent unweighted capital requirement.

▪	We are subject to a risk-based capital rule, as discussed below.

We have always complied with each capital requirement. The regulatory capital ratio averaged 6.07 percent in 2012. The regulatory capital-to-assets ratio at December 31, 2012 was 5.84 percent, which means that, given the amount of regulatory capital, total assets could increase by at least $37 billion before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 16 of the Notes to Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Board-approved Retained Earnings and Dividend Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. The current minimum retained earnings requirement is $375 million, based on mitigating quantifiable risks under stress scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. As discussed elsewhere, we will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement.

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

(Dollars in millions)	Year-end 2012	Monthly Average 2012	Year-end 2011
Market risk-based capital	$171	$148	$125
Credit risk-based capital	205	178	173
Operational risk-based capital	113	98	89
Total risk-based capital requirement	489	424	387
Total permanent capital	4,759	4,050	3,845
Excess permanent capital	$4,270	$3,626	$3,458
Risk-based capital as a percent of permanent capital	10%	10%	10%

The risk-based capital requirement has historically not been a constraint on operations and we do not use it to actively manage any of our risks. It has normally ranged from 10 to 20 percent, which is significantly less than the amount of permanent capital. This measure has been at the low end of the range for several years, primarily due to the low level of interest rates during this period truncating estimated exposure to extreme lower rate scenarios.

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses, consistent with our conservative risk management principles and desire to have no residual credit risk related to member borrowings. Despite continued effects from the deterioration in the last five years in the credit conditions of many of our members and in the value of some pledged collateral, we believe that credit risk exposure in our secured lending activities continued to be minimal in 2012. We base this assessment on the following factors:

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At December 31, 2012, our policy of over-collateralization resulted in total collateral pledged of $198.0 billion to serve members' total borrowing capacity of $140.4 billion. Lower borrowing capacity results because we apply Collateral Maintenance Requirements (CMRs) to discount the estimated value of pledged collateral in order to mitigate market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for CMRs) on December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Collateral Amount	Percent of Total	Collateral Amount	Percent of Total
	($ Billions)	Pledged Collateral	($ Billions)	Pledged Collateral
Single family loans	$111.6	56%	$97.0	62%
Bond securities	25.0	13	13.5	8
Home equity loans/lines of credit	24.1	12	26.2	17
Commercial real estate	19.2	10	17.1	11
Multi-family loans	17.6	9	2.6	2
Farm real estate	0.5	(a)	0.4	(a)
Total	$198.0	100%	$156.8	100%

(a)	Less than one percent of total pledged collateral.

At December 31, 2012, 68 percent of collateral was related to residential mortgage lending in single family loans and home equity lines. The increase in multi-family loans and bond securities between these two periods was due to the collateral pledged by a large new member.

We assign each member one of four levels of collateral status-Blanket, Securities, Listing, and Physical Delivery-based in part on our internal credit rating model that reflects our view of the member's current financial condition, capitalization, level of problem assets, and other risk factors. Blanket collateral status, which we assign to approximately 85 percent of borrowers, is the least restrictive status and is available for lower risk institutions. Over 90 percent of single family mortgage loan collateral and commercial real estate collateral and almost all home equity loan collateral are under the Blanket status. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers.

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

Borrowing Capacity/Lendable Value. We determine borrowing capacity against pledged collateral by applying CMRs. CMRs are intended to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset in the event we must liquidate collateral. CMRs are discounts determined by statistical analysis and certain management assumptions applied to the estimated market value of pledged collateral, and therefore their application results in borrowing capacity that is less than the amount of pledged collateral. The discounts are determined by dividing one by the CMR; for example, a CMR of 150 percent translates into a discount of 66.7 percent, which means that 66.7 percent of the value is eligible for borrowing. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally assigned higher CMRs.

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at December 31, 2012.

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

The ranges of lendable values for Blanket collateral status are expressed as percentages of collateral book value and exclude subprime and nontraditional mortgage loan collateral. The ranges of lendable value for Listing and Physical collateral status are expressed as a percentage of estimated market value. Loans pledged under a Blanket status generally are discounted more heavily than loans on which we have detailed loan structure and underwriting information.

We periodically evaluate the CMRs applied by completing internal evaluations or engaging third-party specialists. Beginning in June, we engaged a market-recognized vendor to perform this regular update to the CMRs. The first update, completed in July, addressed collateral composed of multi-family loans because the amount of that collateral type grew materially in June. The result of the update was to increase lendable values approximately 20 to 33 percent, for this type of collateral pledged by members to whom we assign strong internal credit ratings and who elect to pledge collateral under Listing status. The second update, implemented in the first quarter of 2013, addressed all other collateral types and generally increased lendable values by a range of 5 to 30 percent, with the most notable increases existing in commercial real estate collateral. Some collateral types received no changes or minor decreases in lendable values.

The changes in CMRs were influenced by the general stabilization in the credit environment. We believe these updated CMRs maintain a rigorous amount of credit protection consistent with our conservative risk management principles.

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

Internal Credit Ratings. We assign all member and nonmember borrowers an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The analysis focuses on asset quality, financial performance, earnings quality, liquidity, and capital adequacy. The credit ratings are used in conjunction with other measures of the credit risk posed by members and pledged collateral, as described above, in managing credit risk exposure of Advances. A lower internal credit rating can cause us to 1) decrease the institution's borrowing capacity via higher CMRs, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral into our custody, and/or 4) prompt us to more closely and/or frequently monitor the institution using several established processes.

Collateralization of Former Members. Underwriting criteria, including the forms of collateral that may be pledged, are generally the same for members and former members. One exception is that former members of our FHLBank with outstanding Advances must either deliver sufficient collateral into our custody to cover their Advances (regardless of whether they would qualify for Blanket or Listing status as a member) or have their Advances covered by a subordination or other acceptable form of intercreditor agreement from/by another FHLBank. On December 31, 2012, we had $3,619 million of Advances outstanding to former members. Of this amount, $3,029 million was supported by subordination or other intercreditor security agreements with other FHLBanks, with collateral totaling $3,786 million based on our required collateral levels. The remaining $590 million of Advances was collateralized by $20 million of marketable securities and $1,521 million in loan collateral held in our custody. Subordination agreements mitigate our risk in the event of borrower default by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing that FHLBank an incentive to ensure pledged collateral values are sufficient to cover all parties.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure. The lower the numerical rating, the higher our assessment of the member's credit quality.

(Dollars in billions)
December 31, 2012			December 31, 2011
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	485	$67.9	1-3	420	$57.0
4	126	66.2	4	181	41.0
5	71	4.3	5	72	2.0
6	31	0.8	6	34	0.7
7	38	1.2	7	46	1.8
Total	751	$140.4	Total	753	$102.5

A “4” rating is our assessment of the lowest level of satisfactory performance. Many members continue to be adversely affected by the last recession, the weak economic recovery, and the continued distress in the housing market, although at a lower overall level compared to trends in 2008-2011. As of December 31, 2012, 140 borrowers (19 percent of the total) had credit ratings of 5 through 7, a net decrease of 12 from the end of 2011. These members had $6.3 billion of borrowing capacity at year end. There was a net decrease of 55 members who had a 4 credit rating and a net increase of 65 members with credit ratings of 1, 2, or 3. There was a net decrease of 11 members with the two lowest credit ratings. We believe these trends indicate a general stabilization and improvement in the overall financial condition of our members, although the improvement to date has been most evident among members with already-acceptable "4" credit ratings.

Member Failures, Closures, and Receiverships. There were three member failures during 2012. These institutions had no Advances outstanding with us.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is moderate, based on the following factors:

▪	various credit enhancements for conventional loans, which are designed to protect us against credit losses;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively moderate overall amount of delinquencies and defaults experienced when compared to national averages;

▪
charge-offs totaling only $4.3 million in 2012 and $9.7 million program-to-date through December 31, 2012 in relation to $6.4 billion of conventional loans unpaid principal balance at December 31, 2012; and

▪
in addition to the low program-to-date charge-offs, financial analysis suggesting that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2012	December 31, 2011
< 620	—%	—%
620 to < 660	3	4
660 to < 700	9	10
700 to < 740	18	18
>= 740	70	68

Weighted Average	757	754

(1)	Represents the original FICO® score.

There was little change in the FICO® score distribution in 2012 compared with 2011. We believe the distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At the end of 2012, 70 percent of the portfolio had scores at an excellent level of 740 or above and 88 percent had scores above 700 which is a threshold generally considered indicative of homeowners' good credit quality.

A high loan-to-value ratio, in which a homeowner has little or no equity at stake, is a driver in many mortgage delinquencies and defaults. The following tables show loan-to-value ratios for conventional loans based on values estimated at the origination dates and current values estimated at the noted periods. The estimated current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the metropolitan statistical area in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2012	December 31, 2011	Loan-to-Value	December 31, 2012	December 31, 2011
<= 60%	20%	21%	<= 60%	27%	26%
> 60% to 70%	18	18	> 60% to 70%	20	17
> 70% to 80%	52	52	> 70% to 80%	29	29
> 80% to 90%	6	6	> 80% to 90%	14	14
> 90%	4	3	> 90% to 100%	5	6
			> 100%	5	8
Weighted Average	70%	70%	Weighted Average	69%	72%

Overall loan-to-value ratios of the current portfolio of loans have deteriorated moderately since origination. At December 31, 2012, 24 percent of loans were estimated to have current loan-to-value ratios above 80 percent, up from 10 percent at origination. We believe the overall trend is consistent with an acceptable credit quality of the portfolio, in light of the significant deterioration in national average housing prices in recent years. In 2012, the loan-to-value ratios improved modestly; the percentage of loans having estimated current loan-to-value ratios above 80 percent declined by four percent.
We believe this decline results from, in part, the overall sustained improvement in the housing market observed in 2012.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

The geographical allocation of conventional loans in the MPP is concentrated in Ohio, as shown on the following table based on unpaid principal balance.

	December 31, 2012		December 31, 2011
Ohio	56%	Ohio	53%
Kentucky	11	Kentucky	11
Indiana	9	Indiana	8
California	3	California	3
Tennessee	2	Maryland	2
All others	19	All others	23
Total	100%	Total	100%

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account. The Lender Risk Account is a purchase-price holdback that PFIs may receive back from us, starting after five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. The Lender Risk Account is funded by the FHLBank from a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses. The amount of loss claims against the Lender Risk Account in 2012 was approximately $3 million. The Account had balances of $103 million and $69 million at December 31, 2012 and 2011, respectively. The increase in the balance of the Account from year-end 2011 is a result of the discontinued use of SMI in 2011 as a credit enhancement and instead, augmenting credit enhancement with a greater amount of the purchase proceeds added to the Lender Risk Account. For more information, see Note 10 of the Notes to Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2012	December 31, 2011
Early stage delinquencies - unpaid principal balance (1)	$64	$82
Serious delinquencies - unpaid principal balance (2)	76	91
Early stage delinquency rate (3)	1.0%	1.3%
Serious delinquency rate (4)	1.2	1.4
National average serious delinquency rate (5)	3.7	4.1

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2012 rate is based on September 30, 2012 data.

The MPP has experienced a moderate amount of delinquencies and foreclosures. The rates continued to be well below national averages and we expect this to continue to be the case. Delinquency rates for both the early stage and serious categories declined in 2012. We are cautiously optimistic that these data indicate an improving trend in housing market conditions, and we continue to closely monitor these data to evaluate the sustainability of the trend.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2012, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $299 million of conventional principal balances with current estimated loan-to-values above 100 percent, only $26 million (nine percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods:

(In millions)	December 31, 2012	December 31, 2011
Estimated incurred credit losses, before credit enhancements	$(56)	$(64)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	5	5
Supplemental mortgage insurance	25	30
Lender Risk Account	8	8
Allowance for credit losses, after credit enhancements	$(18)	$(21)

The data presented above are aggregated information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The reduction in the allowance for credit losses at the end of 2012 compared to the end of 2011 was based primarily on a modest growth in national home prices of approximately 5 to 7 percent. This growth in national home prices resulted in a stabilization of loss severities and contributed to the decrease in the number of loans assessed to have incurred losses. We cannot predict the future course of factors that determine incurred credit losses, including home prices, macro-economic conditions such as unemployment rates, estimated loss severities, the health of mortgage insurance providers, and regulatory or accounting guidance.

In addition to the allowance for credit losses recorded, we regularly analyze, using recognized third-party credit and prepayment models, potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates (and assuming the two SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses could increase by approximately $60 million, which would decrease annual ROE by approximately 0.23 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
Primary Mortgage Insurance
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the primary mortgage insurance providers.

Supplemental Mortgage Insurance
Another credit enhancement feature is SMI purchased from Genworth and MGIC. Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have $3.3 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC. Over time, as existing loans in the MPP are paid off and replaced with new loans that do not rely on SMI, the amount of SMI exposure will diminish.

We subject both SMI providers to a standard credit underwriting analysis. Both providers have experienced weakened financial conditions in the last several years. Currently, the lowest credit rating from nationally recognized statistical rating organizations (NRSROs) is B- for MGIC and B for Genworth, with both on negative outlook. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to pay their insurance coverage on defaulting loans (with an assumption that we would obtain a 50 percent recovery rate), we estimate our exposure at December 31, 2012 to the providers over the life of the MPP loans to be approximately $17 million. In an adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same recovery assumption), we estimate exposure to be approximately $28 million.

Based on our most-recent analysis including consulting with a third-party rating agency, we believe it is likely each provider will fulfill its contractual insurance obligations. However, this assessment is uncertain because of the combination of potential impacts on the mortgage insurance industry from the current conditions in the economy and housing markets, the providers' stressed financial performance and condition, and their below-investment grade credit ratings and negative outlooks. Based on these factors, we concluded, as of December 31, 2012, that payments on a portion of our SMI coverage may not be probable and have incorporated an estimate of such in our loan loss reserve. Of the total amount of estimated exposure from the providers (assuming a 50 percent recovery rate), we believe that $2.0 million of payments may not be probable at December 31, 2012.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. (For resell agreements, the ratings shown are based on ratings on the associated collateral.)

(In millions)	December 31, 2012
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,640	$1,710	$3,350
Total unsecured liquidity investments	—	1,640	1,710	3,350
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	3,800	—	3,800
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	3,826	—	3,826
Total liquidity investments	$—	$5,466	$1,710	$7,176

	December 31, 2011
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$540	$1,730	$2,270
Certificates of deposit	—	2,329	1,625	3,954
Other (2)	217	—	—	217
Total unsecured liquidity investments	217	2,869	3,355	6,441
Guaranteed/Secured Liquidity Investments
U.S. Treasury obligations	—	331	—	331
Government-sponsored enterprises (1)	—	2,554	—	2,554
TLGP (3)	—	1,411	—	1,411
Total guaranteed/secured liquidity investments	—	4,296	—	4,296
Total liquidity investments	$217	$7,165	$3,355	$10,737

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(2)	Consists of debt securities issued by International Bank for Reconstruction and Development.

(3)	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

We actively monitor our credit exposure and the credit quality of all of our counterparties. This includes ongoing assessments of each counterparty's financial condition, performance, and capital adequacy, sovereign support, the market's current perceptions of the counterparty's market presence and activities, and general macro-economic, political, and market conditions. We believe all of the liquidity investments were purchased from counterparties that have a strong ability to repay principal and interest. We currently limit such investments to counterparties with credit ratings at time of purchase at single-A or above, and we are aggressive in restricting maturities, reducing dollar exposure, and suspending new investments with counterparties we deem to represent elevated credit risk.

In the last few years, we have generally invested in secured resale agreements, guaranteed investments, overnight Federal funds, and certificates of deposit which are negotiable and held in available-for-sale accounts. At December 31, 2012 and 2011, a substantial amount of liquidity investments were purchased from counterparties that provide explicit guarantees from the U.S.

government, that are effectively guaranteed (government-sponsored enterprises), or that are secured with collateral (securities purchased under agreements to resell). We believe the guaranteed and secured investments represent no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. More discussion on the reduction in unsecured balances can be found in “Analysis of Financial Condition.”

(In millions)	December 31, 2012
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$—	$555	$555
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	—	770	770
Australia	AAA	595	—	595
Finland	AAA	595	—	595
Netherlands	AAA	450	—	450
Sweden	AAA	—	385	385
Total U.S. branches and agency offices of foreign commercial banks		1,640	1,155	2,795
Total unsecured investment credit exposure		$1,640	$1,710	$3,350

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

At December 31, 2012, all of the $3.4 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving between triple-A and double-A long-term sovereign ratings, and all of the unsecured investments had overnight maturities. By Finance Agency Regulations, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

We believe we face minimal exposure in our unsecured investments to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt, especially to those countries currently experiencing financial distress, and we are aggressive in limiting exposure to such counterparties. The exposure to non-U.S. countries at December 31, 2012 was comprised of lending to six institutions.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
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

Mortgage-Backed Securities Issued by Other Government Agencies
Beginning in the fourth quarter of 2010, we invested in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These investments totaled $1.4 billion at December 31, 2012. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The FHLBank did not hold any private-label mortgage-backed securities at December 31, 2012.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at December 31, 2012. Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout 2012, totaling $6 million at the end of the year. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change; however, contractual collateral provisions in these derivatives limit our exposure to acceptable levels.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	1,385	5	—	5
A	8,051	3	(2)	1
Baa/BBB	2,600	—	—	—
Member institutions (2)	124	—	—	—
Total	$12,160	$8	$(2)	$6

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)
December 31, 2012				December 31, 2011
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
BNP Paribas	A	$2,181	$—	Barclays Bank PLC	A	$3,596	$—
Citigroup Financial Products Inc.	Baa/BBB	1,542	—	BNP Paribas	A	2,830	—
Wells Fargo Bank, N.A.	Aa/AA	1,365	4	Deutsche Bank AG	A	2,116	—
Royal Bank of Scotland PLC	A	1,324	—	Royal Bank of Scotland PLC	A	1,981	—
All others (10 counterparties)	Baa/BBB to Aa/AA	5,624	2	All others (9 counterparties)	A to Aa/AA	8,230	3
Total		$12,036	$6	Total		$18,753	$3

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we do not believe that any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

Several of our larger members are approved as eligible unsecured counterparties; however, our preference is to conduct lending to these members through Advance activities. In addition, because of their credit ratings from NRSROs, several of these members are currently suspended as unsecured counterparties. The actual amount of any unsecured lending to our members depends also on members' preferences for borrowing Advances versus funds in the money market, yields available for Advances compared to unsecured lending, and the timing of members' intra-day funding needs.

As of December 31, 2012, we had $0.6 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us totaling $26.0 billion. Due to the amount of market value collateralization, we had no outstanding derivatives credit exposure to this counterparty.

Lehman Brothers Derivatives. On September 15, 2008, Lehman Brothers Holdings, Inc. ("Lehman Brothers") filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. ("LBSF"), with a total notional principal amount of $5.7 billion. Under the provisions of our master agreement with LBSF, all of these swaps automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The close-out provisions of the Agreement required us to pay LBSF a net settlement of approximately $189 million, which represented the swaps' total estimated market value at the close of business on Friday, September 12, 2008. We paid LBSF approximately $14 million to settle all of the transactions, comprised of the $189 million market value amount minus the value of collateral we had delivered previously and other interest and expenses. On September 16, 2008, we replaced these swaps with new swaps transacted with other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net amount of approximately $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.

The $43 million difference between the settlement amount we paid Lehman and the market value payment we received on the replacement swaps represented an economic gain to us based on changes in the interest rate environment between the termination date and the replacement date. Although the difference was a gain to us in this instance, because it represented exposure from terminating and replacing derivatives, it could have been a loss if the interest rate environment had been different. We are amortizing the gain into earnings according to the swaps' final maturities, most of which occurred by the end of 2012.

In March 2010, representatives of the Lehman bankruptcy estate advised us that they believed that we had been unjustly enriched and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount we paid Lehman and the market value payment we received on the replacement swaps. In May 2010, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management participated in a non-binding mediation in New York in August 2010, and our legal counsel continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. We believe that we correctly calculated, and fully satisfied, our obligation to Lehman in September 2008, and we intend to vigorously dispute any claim for additional amounts.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is from cost effective access to the capital markets through participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and through execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in 2012, our participations in the System's debt issuances totaled $250.6 billion for Discount Notes and $35.1 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during 2012 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both by meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we tend to hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance and our internal operational liquidity measures was generally in the range of $4 billion to $8 billion during 2012.

Contingency Liquidity Requirement
Contingency liquidity risk is the potential inability to meet liquidity needs because our access to the capital markets to issue Consolidated Obligations is restricted or suspended for a period of time due to a market disruption, operational failure, or real or perceived credit quality problems. In 2012, we continued to hold an ample amount of liquidity reserves to protect against contingency liquidity risk.

Contingency Liquidity Requirement (in millions)	December 31, 2012	December 31, 2011
Total Contingency Liquidity Reserves (1)	$23,199	$23,599
Total Requirement (2)	(10,942)	(6,669)
Excess Contingency Liquidity Available	$12,257	$16,930

(1)
Includes, among others, cash, overnight Federal funds, overnight deposits, self-liquidating term Federal funds, 95 percent of the market value of available-for-sale negotiable securities, and 75 percent of the market value of certain held-to-maturity obligations, including obligations of the United States, U.S. government agency obligations and mortgage-backed securities.

(2)
Includes net liabilities maturing in the next seven business days, assets traded not yet settled, Advance commitments outstanding, Advances maturing in the next seven business days, and a three percent hypothetical increase in Advances.

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

Deposit Reserve Requirement (in millions)	December 31, 2012	December 31, 2011
Total Eligible Deposit Reserves	$54,943	$33,733
Total Member Deposits	(1,158)	(1,067)
Excess Deposit Reserves	$53,785	$32,666

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2012. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2011. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$18,660	$13,987	$5,207	$6,369	$44,223
Operating leases (include premises and equipment)	1	1	2	7	11
Mandatorily redeemable capital stock	3	208	—	—	211
Commitments to fund mortgage loans	124	—	—	—	124
Pension and other postretirement benefit obligations	3	5	5	19	32
Total Contractual Obligations	$18,791	$14,201	$5,214	$6,395	$44,601

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2012. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2011, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$9,959	$102	$37	$54	$10,152
Standby bond purchase agreements	313	67	—	—	380
Consolidated Obligations traded, not yet settled	750	40	50	20	860
Total off-balance sheet items	$11,022	$209	$87	$74	$11,392

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

Operational risk is defined as the risk of an unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls or information systems. We mitigate operational risk through adherence to internal policies, conformance with entity level controls, department procedures and controls, use of tested information systems, disaster recovery provisions for those systems, acquisition of insurance coverage to help protect us from financial exposure relating to errors or fraud by our personnel, and comprehensive policies and procedures related to Human Resources. In addition, the Internal Audit Department, which reports directly to the Audit Committee of the Board of Directors, regularly monitors and tests compliance with our policies, procedures, applicable regulatory requirements and best practices. In 2013, we will implement an integrated and comprehensive framework for operational risk management and document our activities regarding a regulation on prudential management and operating standards.

A development related to operational risk exposure is discussed in Item 1A's “Risk Factors.”

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

Information Systems
We rely heavily upon internal and third-party information systems and other technology to conduct and manage our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Our computer systems, software and networks may be subjected to “cyberattacks” (e.g., breaches, unauthorized access, misuse, computer viruses or other malicious code and other events) that could jeopardize the confidentiality or integrity of such information, or otherwise cause interruptions or malfunctions in our operations.
We seek to mitigate the risk associated with “cyberattacks” through the implementation of multiple layers of security controls. Administrative, physical, and logical controls are in place for establishing, administering and actively monitoring system access, sensitive data, and system change. Additionally, separate groups within our organization and/or third parties validate the strength of our security and confirm that established policies and procedures are being followed.
We also have a committee of the Board of Directors that has oversight responsibility to ensure our investment in and utilization of information technology supports our strategic business plan and associated mission and goals. A related management committee reports to the Board Committee, approves short- and long-range information technology initiatives and annual disaster recovery test plans, and reviews data security policy and related standards and safeguards.
We employ a systems development life cycle methodology to implement business solutions via significant software changes, new applications, or system upgrades as well as a business resumption and contingency plan to mitigate solution availability risk. The testing and validation of this plan, which includes documented test plans, cases and evaluations, is designed to ensure continuity of business processing.

Disaster Recovery Provisions
We have a Business Resumption Contingency Plan that provides us with the ability to maintain operations in various scenarios of business disruption. A committee of staff reviews and updates this plan periodically to ensure that it serves our changing operational needs and those of our members. We have an off-site facility in a suburb of Cincinnati, Ohio, which is tested at least annually. We also have a back-up agreement in place with the FHLBank of Indianapolis in the event that both of our Cincinnati-based facilities are inoperable.

Insurance Coverage
We have insurance coverage for employee fraud, forgery and wrongdoing, as well as Directors' and Officers' liability coverage that provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability. We also have property, casualty, computer equipment, automobile, and various types of other coverage as well.

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

Accounting for Derivatives and Hedging Activity

In accordance with Finance Agency Regulations, we execute all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2012 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings. We generally plan our use of derivatives to maximize the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments.

Fair Value Hedges
As indicated in the "Use of Derivatives in Market Risk Management" section of "Quantitative and Qualitative Disclosures About Risk Management," we designate the majority of our derivatives as fair value hedges. Fair value hedge accounting permits the changes in fair values of the hedged risk in the hedged instruments to be recorded in the current period, thus offsetting, partially or fully, the change in fair value of the derivatives. For derivatives accounted as fair value hedges, the hedged risk is designated to be changes in LIBOR benchmark interest rates. The result is that there has been a relatively small amount of unrealized earnings volatility from hedging market risk with derivatives.

In order to determine if a derivative qualifies for fair value hedge accounting, we must assess how effective the derivative has been, and is expected to be, in hedging changes in the fair values of the risk being hedged. To do this, each month we perform effectiveness testing using a consistently applied standard statistical methodology, regression analysis, that measures the degree of correlation and relationship between the fair values of the derivative and hedged instrument. The results of the statistical measures must pass pre-defined threshold values to enable us to conclude that the fair values of the derivative transaction have a close correlation and strong relationship with the fair values of the hedged instrument. If any measure is outside of its respective tolerance, the hedge no longer qualifies for hedge accounting. This then means we must record the fair value change of the derivative in current earnings without any offset in the fair value change of the related hedged instrument. Due to the intentional matching of terms between the derivative and the hedged instrument, we expect that failing an effectiveness test will be infrequent, which has been the case historically.

Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2012, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of stressed interest rate environments was in a range of negative $1 million to positive $2 million. This range is minimal compared to the amount of notional principal amount.

As noted previously, each derivative/hedged instrument transaction had very closely related, or exactly matched, characteristics such as notional amount, final maturity, options, interest payment frequencies, reset dates, etc. Fair value differences that have actually occurred have historically resulted in a relatively small amount of earnings volatility. These differences are primarily because of the following factors:

▪	Our interest rate swaps have an adjustable-rate LIBOR leg (which is referenced to 1- or 3-month LIBOR), whereas the hedged instruments do not.

▪	Option values of the swaps versus those of hedged instruments may have different changes in values.

▪	Use of overnight indexed swap curves to value interest rate swaps may result in differences in fair values between derivatives and hedged items or less measured effectiveness of swap transactions.

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

Fair Value Option--Economic Hedge
We account for certain Bond-related derivatives using an accounting election called "fair value option," which is included in the economic hedge category. An economic hedge under the fair value option does not require passing effectiveness testing to permit the derivatives' fair market value to be offset with the market value of the hedged instrument, as is required under a fair value hedge. However, it records the fair market value of the hedged instrument at its full fair value instead of only the value of hedging the benchmark interest rate (LIBOR). The effect of electing full fair value is that the hedged instruments' market value includes the impact of changes in spreads between LIBOR and the interest rate index related to the hedged instrument. Therefore, full fair value results in a different kind of unrealized earnings volatility (which could be higher or lower) compared to accounting under fair value hedge treatment. The magnitude and direction depends on changes in interest rates, changes in LIBOR versus Consolidated Obligation debt costs, and the dollar amount of hedges that may fail effectiveness testing under the fail value hedging treatment.

Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities

The accounting for amortization/accretion of premiums/discounts can result in substantial earnings volatility, most of which relates to our MPP, mortgage-backed securities, and Consolidated Obligations. Normally, earnings volatility associated with amortization/accretion of premiums/discounts for Obligations is less pronounced than that for mortgage assets.

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

We have historically purchased most of the loans in the MPP at premiums. Overall, mortgage-backed securities have been purchased at net premium prices close to par. At the end of 2012, the MPP had a net premium balance of $182 million and mortgage-backed securities had a net premium balance of $17 million, resulting in a total mortgage net premium balance of $199 million.

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

Our mortgages under the MPP are stratified for amortization purposes into multiple portfolios according to common characteristics such as coupon interest rate, state of origination, final original maturity (mostly 15, 20, and 30 years), loan age, and type of mortgage (i.e., conventional and FHA). We compute amortization/accretion for each mortgage-backed security separately. Projected prepayment speeds are derived using a market-tested third-party prepayment model. We estimate prepayment speeds using a single interest rate scenario of implied forward interest rates for LIBOR and residential mortgages computed from the daily average market interest rate environment from the previous month. We use implied forward interest rates because they underlie many market practices, both from a theoretical and operational perspective. We regularly test the reasonableness and accuracy of the prepayment model by comparing its projections to actual prepayment results experienced over time and to dealer prepayment indications.

It is difficult to calculate how much amortization/accretion is likely to change over time because prepayment projections are inherently subject to uncertainty. Exact trends depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors. Changes in amortization/accretion also depend on 1) the accuracy of prepayment projections compared to actual realized prepayments and 2) term structure models used to simulate possible future evolution of various interest rates. The term structure models depend heavily on theories and assumptions related to future interest rates and interest rate volatility. We strive to maintain consistency in our use of prepayment and term structure models, although we do enhance these models based on developments in theories, technologies, best practices, and market conditions.

We regularly perform analyses that test the sensitivity of premium/discount recognition for mortgage assets to changes in prepayment speeds. The following table shows, as of year-end 2012, the estimated adjustments to the immediate recognition of premium amortization/discount accretion for various interest rate shocks (with interest rates not permitted to fall below zero percent). Although some of the changes shown below would result in a substantial change in ROE in the quarter in which the rate change occurred, it currently would not materially threaten the competitiveness of profitability.

(In millions)	-200	-100	-50	Base	+50	+100	+200
	$(32)	$(21)	$(13)	$(2)	$9	$16	$23

Provision for Credit Losses

We evaluate Advances and the MPP to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios.

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2012, we had rights to collateral (either loans or securities), on a member-by-member basis, with an estimated fair value that exceeds the amount of outstanding Advances. At the end of 2012, the aggregate estimated value of this collateral was $198.0 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member's pledged collateral would be available as necessary to cover any of that member's credit obligations to the FHLBank.

Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members' prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses was necessary at December 31, 2012. See Notes 1 and 10 of the Notes to Financial Statements for additional information.

Mortgage Loans Acquired Under the MPP
We analyze loans in the MPP on at least a quarterly basis by 1) estimating the incurred credit losses inherent in the portfolio and comparing these to credit enhancements, including the recoverability of insurance, and 2) establishing reserves based on the results. We apply a consistent methodology to determine our estimates.

We acquire both FHA and conventional fixed-rate mortgage loans under the MPP. Because FHA mortgage loans are U.S. government insured, we have determined that they do not require a loan loss allowance. We are protected against credit losses on conventional mortgage loans from several sources, in order of priority:

▪	having the related real estate as collateral, which effectively includes the borrower's equity,

▪
by credit enhancements including 1) primary mortgage insurance, if applicable, 2) the member's available funds remaining in the Lender Risk Account, and 3) if applicable, Supplemental Mortgage Insurance coverage up to the policy limit, applied on a loan-by-loan basis.

We assume any credit exposure if losses exceed the related real estate value and credit enhancements.
The key estimates and assumptions that affect our allowance for credit losses generally include:

▪	the characteristics of specific conventional loans outstanding under the MPP;

▪	evaluations of the overall delinquent loan portfolio through the use of migration analysis;

▪	loss severity estimates;

▪	historical claims and default experience;

▪	expected proceeds from credit enhancements;

▪	evaluation of exposure to Supplemental Mortgage Insurance providers and their ability to pay claims;

▪	comparisons to industry reported data; and

▪	current economic trends and conditions.
These estimates require significant judgments, especially considering the current national housing market, the inability to readily determine the fair value of all underlying properties, the application of pool level credit enhancements, and the uncertainty in other macroeconomic factors that make estimating defaults and severity imprecise.

Based on our analysis, as of December 31, 2012, we determined that an allowance for credit losses of $18 million was required for our conventional mortgage loans in the MPP. Further substantial reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

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

An investment security is deemed impaired if the fair value of the security is less than its amortized cost. To determine whether an impairment is other-than-temporary, we assess whether the amortized cost basis of the security will be recovered by considering numerous factors, as described in Notes 1 and 7 of the Notes to Financial Statements. We must recognize impairment losses if we intend to sell the security or if available evidence indicates it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis. We also must recognize impairment losses when any credit losses are expected for the security. This includes consideration of market conditions and projections of future results which requires significant judgments, estimates and assumptions, especially considering the unprecedented deterioration in the national housing market and the uncertainty in other macroeconomic factors that make estimating future results imprecise.

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2012 we did not consider any of our investment securities to be other-than-temporarily impaired.

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

The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level of valuation hierarchy.

(Dollars in millions)	December 31, 2012
	Assets			Liabilities
	Trading Securities	Derivative Assets(1)	Total	Derivative Liabilities(1)	Consolidated Obligation Bonds (2)	Total
Level 1	—%	—%	—%	—%	—%	—%
Level 2	100	100	100	100	100	100
Level 3	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%
Total GAAP Fair Value	$2	$6	$8	$115	$3,402	$3,517

(Dollars in millions)	December 31, 2011
	Assets				Liabilities
	Trading Securities	Available-for-sale Securities	Derivative Assets(1)	Total	Derivative Liabilities(1)	Consolidated Obligation Bonds (2)	Total
Level 1	—%	—%	—%	—%	—%	—%	—%
Level 2	100	100	100	100	100	100	100
Level 3	—	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%
Total GAAP Fair Value	$2,863	$4,171	$5	$7,039	$105	$4,900	$5,005
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

OTHER FINANCIAL INFORMATION

Income Statements

Summary income statements for each quarter within the two years ended December 31, 2012 are provided in the tables below.

	2012
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$246	$212	$232	$231	$921
Interest expense	165	159	149	140	613
Net interest income	81	53	83	91	308
Provision for credit loss	1	—	—	—	1
Non-interest (loss) income	(1)	22	(4)	(4)	13
Non-interest expense	21	20	22	22	85
Net income	$58	$55	$57	$65	$235

	2011
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$277	$263	$231	$240	$1,011
Interest expense	207	196	187	172	762
Net interest income	70	67	44	68	249
Provision for credit loss	2	1	2	7	12
Non-interest income (loss)	4	—	(7)	(2)	(5)
Non-interest expense	30	28	17	19	94
Net income	$42	$38	$18	$40	$138

Investment Securities

Data on investments for the years ended December 31, 2012, 2011 and 2010 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2012	2011	2010
Trading securities:
U.S. Treasury obligations	$—	$331	$1,905
Government-sponsored enterprises	—	2,530	4,496
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities	2	2	2
Total trading securities	2	2,863	6,403

Available-for-sale securities:
Certificates of deposit	—	3,954	5,790
Other *	—	217	—
Total available-for-sale securities	—	4,171	5,790

Held-to-maturity securities:
Government-sponsored enterprises	26	24	22
States and local housing agency obligations	—	—	3
TLGP	—	1,411	1,011
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities	1,411	1,501	910
Government-sponsored enterprise residential mortgage-backed securities	11,361	9,684	10,657
Private-label residential mortgage-backed securities	—	17	88
Total held-to-maturity securities	12,798	12,637	12,691

Total securities	12,800	19,671	24,884

Securities purchased under agreements to resell	3,800	—	2,950
Federal funds sold	3,350	2,270	5,480
Total investments	$19,950	$21,941	$33,314

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

As of December 31, 2012, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mortgage-backed securities*:
Other U.S. obligation residential mortgage-backed securities	$—	$—	$—	$2	$2
Total trading securities	—	—	—	2	2
Yield on trading securities	—%	—%	—%	2.44%

Held-to-maturity securities:
Government-sponsored enterprises	26	—	—	—	26
Mortgage-backed securities*:
Other U.S. obligation residential mortgage-backed securities	—	309	1,102	—	1,411
Government-sponsored enterprise residential mortgage-backed securities	—	—	659	10,702	11,361
Total held-to-maturity securities	26	309	1,761	10,702	12,798
Yield on held-to-maturity securities	0.12%	0.57%	2.20%	2.32%

Total securities	26	309	1,761	10,704	12,800

Securities purchased under agreements to resell	3,800	—	—	—	3,800
Federal funds sold	3,350	—	—	—	3,350
Total investments	$7,176	$309	$1,761	$10,704	$19,950

*	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2012, the FHLBank held securities of the following issuers with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises, securities of the U.S. government, and government agencies and corporations.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Freddie Mac	$4,127	$4,246
Fannie Mae	7,260	7,516
National Credit Union Administration Trust	1,411	1,415
Government National Mortgage Association	2	2
Total investment securities	$12,800	$13,179

Loan Portfolio Analysis

The FHLBank's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLBank's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the years presented below.

(Dollars in millions)	2012	2011	2010	2009	2008
Domestic:
Advances	$53,944	$28,424	$30,181	$35,818	$53,916
Real estate mortgages	$7,548	$7,871	$7,782	$9,366	$8,632
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest	$113	$145	$133	$135	$73
Non-accrual loans, unpaid principal balance (1)	$3	$2	$—	$—	$—
Troubled debt restructurings (not included above)	$3	$1	$—	$—	$—
Allowance for credit losses on mortgage loans, beginning of year	$21	$12	$—	$—	$—
Charge-offs	(4)	(3)	(1)	—	—
Provision for credit losses	1	12	13	—	—
Allowance for credit losses on mortgage loans, end of year	$18	$21	$12	$—	$—
Ratio of net charge-offs during the period to average loans outstanding during the period	0.06%	0.05%	0.02%	—%	—%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLBank's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2012	2011	2010
Discount Notes
Outstanding at year-end (book value)	$30,840	$26,136	$35,003
Weighted average rate at year-end (1) (2)	0.13%	0.03%	0.11%
Daily average outstanding for the year (book value)	$29,499	$32,292	$27,914
Weighted average rate for the year (2)	0.10%	0.09%	0.15%
Highest outstanding at any month-end (book value)	$32,556	$37,902	$36,101
Bonds (short-term)
Outstanding at year-end (par value)	$9,140	$2,725	$2,350
Weighted average rate at year-end (2) (3)	0.17%	0.20%	0.43%
Daily average outstanding for the year (par value)	$3,527	$2,635	$3,187
Weighted average rate for the year (2) (3)	0.19%	0.29%	0.56%
Highest outstanding at any month-end (par value)	$9,140	$3,200	$5,859

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2012, term deposits in denominations of $100,000 or more totaled $118,350,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

By remaining maturity at December 31, 2012	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
(In millions)
Time certificates of deposit
($1 or more)	$41	$26	$36	$15	$118

Ratios

	2012	2011	2010
Return on average assets	0.35%	0.21%	0.24%
Return on average equity	6.20	3.89	4.67
Average equity to average assets	5.68	5.29	5.08
Dividend payout ratio	60.09%	95.42%	84.13%

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the "FHLBank") at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Cincinnati, Ohio
March 21, 2013

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2012	2011
ASSETS
Cash and due from banks (Note 3)	$16,423	$2,033,944
Interest-bearing deposits	151	119
Securities purchased under agreements to resell	3,800,000	—
Federal funds sold	3,350,000	2,270,000
Investment securities:
Trading securities (Note 4)	1,922	2,862,648
Available-for-sale securities (Note 5)	—	4,171,142
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2012 and 2011, respectively, that may be repledged) (a) (Note 6)	12,798,448	12,637,373
Total investment securities	12,800,370	19,671,163
Advances (Note 8)	53,943,961	28,423,774
Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 9)	7,548,019	7,871,019
Less: allowance for credit losses on mortgage loans (Note 10)	17,907	20,750
Mortgage loans held for portfolio, net	7,530,112	7,850,269
Accrued interest receivable	83,904	114,266
Premises, software, and equipment, net	9,143	9,193
Derivative assets (Note 11)	5,877	4,912
Other assets	22,209	18,891
TOTAL ASSETS	$81,562,150	$60,396,531
LIABILITIES
Deposits (Note 12):
Interest bearing	$1,158,252	$1,067,288
Non-interest bearing	18,353	16,244
Total deposits	1,176,605	1,083,532
Consolidated Obligations, net (Note 13):
Discount Notes	30,840,224	26,136,303
Bonds (includes $3,402,366 and $4,900,296 at fair value under fair value option in 2012 and 2011, respectively)	44,345,917	28,854,544
Total Consolidated Obligations, net	75,186,141	54,990,847
Mandatorily redeemable capital stock (Note 16)	210,828	274,781
Accrued interest payable	106,885	142,212
Affordable Housing Program payable (Note 14)	82,672	74,195
Derivative liabilities (Note 11)	114,888	105,284
Other liabilities	147,362	166,573
Total liabilities	77,025,381	56,837,424
Commitments and contingencies (Note 21)
CAPITAL (Note 16)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 40,106 shares in 2012 and 31,259 shares in 2011	4,010,622	3,125,895
Retained earnings:
Unrestricted	479,253	432,530
Restricted	58,628	11,683
Total retained earnings	537,881	444,213
Accumulated other comprehensive loss (Note 17)	(11,734)	(11,001)
Total capital	4,536,769	3,559,107
TOTAL LIABILITIES AND CAPITAL	$81,562,150	$60,396,531

(a)	Fair values: $13,177,117 and $13,035,503 at December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
INTEREST INCOME:
Advances	$240,637	$230,263	$285,803
Prepayment fees on Advances, net	20,064	5,808	8,168
Interest-bearing deposits	571	470	923
Securities purchased under agreements to resell	4,527	2,115	4,311
Federal funds sold	6,844	4,542	12,076
Trading securities	35,580	35,266	6,754
Available-for-sale securities	2,794	8,302	12,254
Held-to-maturity securities	297,127	389,117	510,698
Mortgage loans held for portfolio	312,696	334,857	413,237
Loans to other FHLBanks	3	3	8
Total interest income	920,843	1,010,743	1,254,232
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	30,699	27,654	40,959
Consolidated Obligations - Bonds	569,949	719,538	918,886
Deposits	383	594	1,401
Loans from other FHLBanks	1	—	1
Mandatorily redeemable capital stock	11,690	13,955	17,664
Other borrowings	1	—	1
Total interest expense	612,723	761,741	978,912
NET INTEREST INCOME	308,120	249,002	275,320
Provision for credit losses	1,459	12,573	13,601
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	306,661	236,429	261,719
OTHER NON-INTEREST INCOME (LOSS) :
Net losses on trading securities	(32,770)	(23,546)	(3,348)
Net realized losses from sale of available-for-sale securities	—	—	(90)
Net realized gains from sale of held-to-maturity securities	29,292	16,219	7,967
Net gains (losses) on Consolidated Obligation Bonds held under fair value option	1,939	(2,896)	—
Net gains (losses) on derivatives and hedging activities	8,735	(1,717)	7,825
Other, net	6,216	7,096	7,507
Total other non-interest income (loss)	13,412	(4,844)	19,861
OTHER EXPENSE:
Compensation and benefits	30,854	30,577	34,058
Other operating	14,048	14,884	14,728
Finance Agency	6,002	5,273	3,944
Office of Finance	3,442	3,819	3,164
Other	3,624	2,201	(67)
Total other expense	57,970	56,754	55,827
INCOME BEFORE ASSESSMENTS	262,103	174,831	225,753
Affordable Housing Program	27,379	16,914	20,231
REFCORP	—	19,644	41,104
Total assessments	27,379	36,558	61,335
NET INCOME	$234,724	$138,273	$164,418

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$234,724	$138,273	$164,418
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	1,014	(750)	100
Pension and postretirement benefits	(1,747)	(2,528)	285
Total other comprehensive income adjustments	(733)	(3,278)	385
Total comprehensive income	$233,991	$134,995	$164,803

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2009	30,635	$3,063,473	$411,782	$—	$411,782	$(8,108)	$3,467,147
Proceeds from sale of capital stock	698	69,811					69,811
Net shares reclassified to mandatorily redeemable capital stock	(409)	(40,907)					(40,907)
Comprehensive income			164,418	—	164,418	385	164,803
Dividends on capital stock:
Cash			(138,326)		(138,326)		(138,326)
BALANCE, DECEMBER 31, 2010	30,924	3,092,377	437,874	—	437,874	(7,723)	3,522,528
Proceeds from sale of capital stock	477	47,731					47,731
Net shares reclassified to mandatorily redeemable capital stock	(142)	(14,213)					(14,213)
Comprehensive income			126,590	11,683	138,273	(3,278)	134,995
Dividends on capital stock:
Cash			(131,934)		(131,934)		(131,934)
BALANCE, DECEMBER 31, 2011	31,259	3,125,895	432,530	11,683	444,213	(11,001)	3,559,107
Proceeds from sale of capital stock	9,248	924,853					924,853
Net shares reclassified to mandatorily redeemable capital stock	(401)	(40,126)					(40,126)
Comprehensive income			187,779	46,945	234,724	(733)	233,991
Dividends on capital stock:
Cash			(141,056)		(141,056)		(141,056)
BALANCE, DECEMBER 31, 2012	40,106	$4,010,622	$479,253	$58,628	$537,881	$(11,734)	$4,536,769

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$234,724	$138,273	$164,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,389	53,303	29,903
Change in net fair value adjustment on derivative and hedging activities	69,279	167,194	199,442
Net change in fair value adjustments on trading securities	32,770	23,546	3,348
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(1,939)	2,896	—
Other adjustments	(27,830)	(3,609)	5,766
Net change in:
Accrued interest receivable	30,354	18,129	19,315
Other assets	(726)	1,108	2,717
Accrued interest payable	(36,317)	(46,116)	(118,281)
Other liabilities	42,856	1,284	(31,369)
Total adjustments	167,836	217,735	110,841
Net cash provided by operating activities	402,560	356,008	275,259

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	279,777	(64,239)	13,644
Securities purchased under agreements to resell	(3,800,000)	2,950,000	(2,850,000)
Federal funds sold	(1,080,000)	3,210,000	(3,330,000)
Premises, software, and equipment	(2,129)	(1,332)	(2,839)
Trading securities:
Net decrease (increase) in short-term	2,510,301	3,845,864	(2,602,439)
Proceeds from maturities of long-term	317,746	291	256
Purchases of long-term	—	(321,930)	—
Available-for-sale securities:
Net decrease in short-term	4,172,157	1,617,844	879,878
Held-to-maturity securities:
Net decrease (increase) in short-term	835,392	(119,829)	(691,714)
Proceeds from maturities of long-term	3,771,382	4,009,177	4,059,393
Proceeds from sale of long-term	507,531	580,668	325,453
Purchases of long-term	(5,323,500)	(4,379,865)	(4,905,967)
Advances:
Proceeds	749,327,365	214,078,820	315,883,571
Made	(775,104,699)	(212,401,401)	(310,263,889)
Mortgage loans held for portfolio:
Principal collected	2,666,537	1,919,727	2,436,554
Purchases	(2,374,523)	(2,034,172)	(873,495)
Net cash (used in) provided by investing activities	(23,296,663)	12,889,623	(1,921,594)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2012	2011	2010
FINANCING ACTIVITIES:
Net increase (decrease) in deposits and pass-through reserves	$108,546	$(370,695)	$(659,994)
Net payments on derivative contracts with financing elements	(113,976)	(170,918)	(174,120)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	250,629,492	413,488,846	675,425,546
Bonds	35,063,026	18,026,094	19,347,546
Bonds transferred from other FHLBanks	—	—	161,722
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(245,932,389)	(422,356,907)	(663,614,538)
Bonds	(19,557,835)	(19,845,393)	(30,021,349)
Proceeds from issuance of capital stock	924,853	47,731	69,811
Payments for redemption of mandatorily redeemable capital stock	(104,079)	(96,134)	(359,683)
Cash dividends paid	(141,056)	(131,934)	(138,326)
Net cash provided by (used in) financing activities	20,876,582	(11,409,310)	36,615
Net (decrease) increase in cash and cash equivalents	(2,017,521)	1,836,321	(1,609,720)
Cash and cash equivalents at beginning of the period	2,033,944	197,623	1,807,343
Cash and cash equivalents at end of the period	$16,423	$2,033,944	$197,623
Supplemental Disclosures:
Interest paid	$649,609	$805,791	$1,036,296
AHP payments, net	$18,902	$30,756	$30,535
REFCORP assessments paid	$—	$30,646	$42,292

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank provides a readily available, competitively-priced source of funds to its member institutions. The FHLBank is a cooperative whose member institutions own nearly all of the capital stock of the FHLBank and may receive dividends on their investment to the extent declared by the FHLBank's Board of Directors. Former members own the remaining capital stock to support business transactions still carried on the FHLBank's Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. Housing associates, including state and local housing authorities, may also borrow from the FHLBank; while eligible to borrow, housing authorities are not members of the FHLBank and, as such, are not allowed to hold capital stock. A housing authority is eligible to utilize the Advance programs of the FHLBank if it meets applicable statutory requirements. It must be a Housing and Urban Development approved mortgagee and must also meet applicable mortgage lending, financial condition, as well as charter, inspection and supervision requirements.

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

The Office of Finance is a joint office of the FHLBanks established to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as Consolidated Obligations, and to prepare combined quarterly and annual financial reports of all 12 FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (the FHLBank Act), or by Finance Agency Regulation, the FHLBanks' Consolidated Obligations are backed only by the financial resources of the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The FHLBank primarily uses its funds to provide Advances to members and to purchase loans from members through its Mortgage Purchase Program (MPP). The FHLBank also provides member institutions with correspondent services, such as wire transfer, security safekeeping, and settlement services.

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

Reclassifications. Certain amounts in the 2011 and 2010 financial statements and footnotes have been reclassified to conform to the 2012 presentation.

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

Interest Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest bearing deposits include certificates of deposits (CDs) not meeting the definition of a security. The FHLBank also invests in certain CDs that meet the definition of a security and are recorded as held-to-maturity and available-for-sale securities. The FHLBank treats securities purchased under agreements to resell as short-term collateralized loans which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the FHLBank by third-party custodians approved by the FHLBank. If the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term, unsecured loans generally made to investment-grade counterparties.

Investment Securities. The FHLBank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are acquired for liquidity purposes and asset/liability management and carried at fair value. The FHLBank records changes in the fair value of these securities through other income as a net gain or loss on trading securities. However, the FHLBank does not participate in speculative trading practices and holds these investments indefinitely as management periodically evaluates its liquidity needs.

Available-for-Sale. Securities that are not classified as held-to-maturity or trading are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income as a net unrealized gain or loss on available-for-sale securities.

Held-to-Maturity. Securities that the FHLBank has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost, representing the amount at which an investment is acquired adjusted for periodic principal repayments, amortization of premiums and accretion of discounts.

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

Premiums and Discounts. The FHLBank amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities and other investment categories with a term of greater than one year using the retrospective level-yield method (retrospective method). The retrospective method requires that the FHLBank estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLBank changes the estimated life as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLBank amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the level-yield methodology have been performed by the FHLBank and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

Gains and Losses on Sales. The FHLBank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income.

Investment Securities - Other-than-Temporary Impairment. The FHLBank evaluates its individual available-for-sale and held-to-maturity securities in an unrealized loss position for other-than-temporary impairment on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost. The FHLBank considers an other-than-temporary impairment to have occurred under any of the following circumstances:

▪	If the FHLBank has an intent to sell the impaired debt security;

▪	If, based on available evidence, the FHLBank believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

▪	If the FHLBank does not expect to recover the entire amortized cost basis of the debt security.

Recognition of Other-than-Temporary Impairment. If either of the first two conditions above is met, the FHLBank recognizes an other-than-temporary impairment charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date.

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

Accounting for Other-than-Temporary Impairment Recognized in Accumulated Other Comprehensive Income. For subsequent accounting of other-than-temporarily impaired securities, if the present value of principal cash flows expected to be collected is less than the amortized cost basis, the FHLBank would record an additional other-than-temporary impairment. The amount of total other-than-temporary impairment for an available-for-sale security that was previously impaired is determined as the difference between its amortized cost less the amount of other-than-temporary impairment recognized in accumulated other comprehensive income prior to the determination of other-than-temporary impairment and its fair value.

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

Advance Modifications. In cases in which the FHLBank funds a new Advance concurrent with or within a short period of time before or after the prepayment of an existing Advance, the FHLBank evaluates whether the new Advance meets the accounting criteria to qualify as a modification of an existing Advance or whether it constitutes a new Advance. The FHLBank compares the present value of cash flows on the new Advance to the present value of cash flows remaining on the existing Advance. If there is at least a 10 percent difference in the cash flows or if the FHLBank concludes the differences between the Advances are more than minor based on qualitative factors, the Advance is accounted for as a new Advance. In all other instances, the new Advance is accounted for as a modification.

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

Premiums and Discounts. The FHLBank defers and amortizes premiums and discounts paid to and received by the FHLBank's participating members (Participating Financial Institutions, or PFIs) and mark-to-market basis adjustments, as interest income using the retrospective method. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates for the retrospective method.

Other Fees. The FHLBank may receive non-origination fees, called pair-off fees. Pair-off fees represent a make-whole provision and are assessed when a member fails to deliver the quantity of loans committed to in a Mandatory Delivery Contract. Pair-off fees are recorded in other income. A Mandatory Delivery Contract is a legal commitment the FHLBank makes to purchase, and a PFI makes to deliver, a specified dollar amount of mortgage loans, with a forward settlement date, at a specified range of mortgage note rates and prices.

Allowance for Credit Losses. An allowance for credit losses is separately established for each identified portfolio segment, if it is probable that a loss triggering event has occurred in the FHLBank's portfolio as of the Statements of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 10 for details on each allowance methodology.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The FHLBank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) Advances, letters of credit and other extensions of credit to members, collectively referred to as “credit products”; (2) government-guaranteed or insured mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent needed to understand the exposure to credit risk arising from these financing receivables. The FHLBank determined that no further disaggregation of the portfolio segments identified above is needed as the credit risk arising from these financing receivables is assessed and measured by the FHLBank at the portfolio segment level.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Charge-off Policy. The FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. A charge-off is recorded if the recorded investment in the loan will not be recovered.

Premises, Software and Equipment, Net. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank's accumulated depreciation and amortization related to these items was $18,827,000 and $16,875,000 at December 31, 2012 and 2011. The FHLBank computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. The FHLBank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,176,000, $2,543,000, and $2,724,000 for the years ended December 31, 2012, 2011, and 2010.

The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized loss on disposal of premises, software and equipment was $3,000, $37,000, and $42,000 in 2012, 2011, and 2010.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2012 and 2011, the FHLBank had $7,789,000 and $7,614,000 in unamortized computer software costs.

Amortization of computer software costs charged to expense was $1,528,000, $1,836,000, and $1,954,000 for the years ended December 31, 2012, 2011, and 2010.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty pursuant to the provisions of the FHLBank's master netting arrangements. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivative Designations. Each derivative is designated as one of the following:

1.	a qualifying hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge); or

2.	a non-qualifying hedge (“economic hedge”) for asset/liability management purposes.

Accounting for Fair Value Hedges. If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for fair value hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings. The application of hedge accounting generally requires the FHLBank to evaluate the effectiveness of the hedging relationships at inception and on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “shortcut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative. The FHLBank discontinued use of the shortcut method effective July 1, 2009 for all new hedging relationships.

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the FHLBank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the FHLBank's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities, or firm commitments. As a result, the FHLBank recognizes only the change in fair value of these derivatives in other income as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

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

Embedded Derivatives. The FHLBank may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments that are eligible for the fair value option), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

Discontinuance of Hedge Accounting. The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item; (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; or (3) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Concessions. Dealers receive concessions in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on Consolidated Obligations designated under the fair value option are expensed as incurred in other non-interest expense. Concessions paid on Consolidated Obligation Bonds not designated under the fair value option are deferred and amortized, using a level-yield methodology, over the terms to maturity or the expected lives of the Consolidated Obligation Bonds. Unamortized concessions are included in “Other assets” and the amortization of such concessions is included in Consolidated Obligation Bond interest expense.

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

Discounts and Premiums. The FHLBank accretes the discounts and amortizes the premiums on Consolidated Obligation Bonds to interest expense using a level-yield methodology over the terms to maturity or estimated lives of the corresponding Consolidated Obligation Bonds. Due to their short-term nature, it expenses the discounts on Consolidated Obligation Discount Notes using a straight-line methodology over the term of the Notes. Analyses of a straight-line compared to a level-yield methodology have been performed by the FHLBank and the FHLBank has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

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

Resolution Funding Corporation (REFCORP). Although the FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, they were required to make quarterly payments to REFCORP through the second quarter of 2011. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Note 2 - Recently Issued Accounting Standards and Interpretations

Joint and Several Liability Arrangements. On February 28, 2013, the Financial Accounting Standards Board (FASB) issued guidance for recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively. The FHLBank does not expect the new guidance to have a material effect on its financial condition, results of operations and cash flows.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013 to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The FHLBank will be required to disclose both gross and net information about derivative, repurchase and security lending instruments, which meet these criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013 and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will result in additional financial statement disclosures, but will not affect the FHLBank's financial condition, results of operations, or cash flows.

Presentation of Comprehensive Income. On June 16, 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. This guidance required an entity that reports items of other comprehensive income to present comprehensive income in either a single statement or in two consecutive statements. This guidance eliminates the option to present other comprehensive income in a statement of capital. This guidance was effective for interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the FHLBank) and was applied retrospectively for all periods presented. The FHLBank elected the two-statement approach beginning on January 1, 2012. The adoption of this guidance was limited to the presentation of the interim and annual financial statements and did not affect the FHLBank's financial condition, results of operations, or cash flows. See Note 17 for disclosures required under this amended guidance.

On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. This guidance requires the FHLBank to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by component. These amounts would be presented only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the FHLBank is required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for the FHLBank for interim and annual periods beginning on January 1, 2013 and will be applied prospectively. The adoption of this guidance will result in additional financial statement disclosures, but will not affect the FHLBank's financial condition, results of operations or cash flows.

Fair Value Measurement and Disclosure Convergence. On May 12, 2011, the FASB and the IASB issued substantially converged guidance on fair value measurement and disclosure requirements. This guidance clarifies how fair value accounting should be applied where its use is already required or permitted by other guidance within GAAP or International Financial Reporting Standards. These amendments do not require additional fair value measurements. This guidance generally represents clarifications to the application of existing fair value measurement and disclosure requirements, and includes some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This guidance was effective for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for the FHLBank) and was applied prospectively. The adoption of this guidance resulted in increased financial statement disclosures, but did not have a material effect on the FHLBank's financial condition, results of operations, or cash flows. See Note 20 for disclosures required under this amended guidance.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. This guidance establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The advisory bulletin states that it was effective for the FHLBanks upon issuance. However, the Finance Agency issued additional guidance in 2012 that extends the effective date of this advisory bulletin to January 1, 2014. The FHLBank is currently assessing the provisions of this advisory bulletin and has not yet determined the effect, if any, that this guidance will have on the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Compensating Balances. The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2012 and 2011 were approximately $53,000 and $50,000.

Effective on July 12, 2012, the Federal Reserve eliminated its Contractual Clearing Balance Program. Prior to July 12, 2012, the FHLBank maintained average required balances with various Federal Reserve Banks for this program. At December 31, 2011, these average required balances were $1,000,000.

Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $18,353,000 and $16,244,000 as of December 31, 2012 and 2011.

Note 4 - Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

	December 31, 2012	December 31, 2011
	Fair Value	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$—	$331,207
GSE *	—	2,529,311
Total non-mortgage-backed securities	—	2,860,518
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	1,922	2,130
Total	$1,922	$2,862,648

*
Consists of debt securities issued and effectively guaranteed by Federal Home Loan Mortgage Corporation (Freddie Mac) and/or Federal National Mortgage Association (Fannie Mae) which have the support of the U.S. government, although they are not obligations of the U.S. government.

**	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 4.2 - Net Losses on Trading Securities (in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net gains (losses) on trading securities held at period end	$8	$(2,034)	$(3,119)
Net losses on securities matured during the period	(32,778)	(21,512)	(229)
Net losses on trading securities	$(32,770)	$(23,546)	$(3,348)

Note 5 - Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Types (in thousands)

There were no available-for-sale securities outstanding as of December 31, 2012. Available-for-sale securities as of December 31, 2011 were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$3,954,999	$6	$(988)	$3,954,017
Other *	217,157	—	(32)	217,125
Total	$4,172,156	$6	$(1,020)	$4,171,142

*	Consists of debt securities issued by International Bank for Reconstruction and Development.

Table 5.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2011
Year of Maturity	Amortized Cost	Fair Value
Due in one year or less	$4,172,156	$4,171,142

Table 5.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

December 31, 2011
Amortized cost of available-for-sale securities:
Fixed-rate	$4,172,156

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2012 or 2011. The FHLBank received (in thousands) $854,910 in proceeds and realized (in thousands) $90 in gross losses and no gross gains from the sale of available-for-sale securities during the year ended December 31, 2010.

Note 6 - Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2012
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE *	$26,238	$2	$—	$26,240
Total non-mortgage-backed securities	26,238	2	—	26,240
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	1,410,720	4,320	—	1,415,040
GSE residential mortgage-backed securities ***	11,361,490	375,372	(1,025)	11,735,837
Total mortgage-backed securities	12,772,210	379,692	(1,025)	13,150,877
Total	$12,798,448	$379,694	$(1,025)	$13,177,117

	December 31, 2011
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE *	$23,900	$1	$—	$23,901
TLGP ****	1,411,131	458	(323)	1,411,266
Total non-mortgage-backed securities	1,435,031	459	(323)	1,435,167
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities **	1,500,781	1,799	(3,071)	1,499,509
GSE residential mortgage-backed securities ***	9,684,628	401,754	(2,678)	10,083,704
Private-label residential mortgage-backed securities	16,933	190	—	17,123
Total mortgage-backed securities	11,202,342	403,743	(5,749)	11,600,336
Total	$12,637,373	$404,202	$(6,072)	$13,035,503

(1)	Carrying value equals amortized cost.

*	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

**	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

***
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

****	Represents corporate debentures issued or guaranteed by the Federal Deposit Insurance Corporation (FDIC) under the Temporary Liquidity Guarantee Program (TLGP).

Table 6.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	December 31, 2012	December 31, 2011
Premiums	$41,808	$60,080
Discounts	(24,965)	(18,863)
Net purchased premiums	$16,843	$41,217

Table 6.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 6.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2012
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
GSE residential mortgage-backed securities *	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)
Total	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)

	December 31, 2011
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
TLGP **	$830,369	$(323)	$—	$—	$830,369	$(323)
Total non-mortgage-backed securities	830,369	(323)	—	—	830,369	(323)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities ***	967,312	(3,071)	—	—	967,312	(3,071)
GSE residential mortgage-backed securities *	1,283,456	(2,678)	—	—	1,283,456	(2,678)
Total mortgage-backed securities	2,250,768	(5,749)	—	—	2,250,768	(5,749)
Total	$3,081,137	$(6,072)	$—	$—	$3,081,137	$(6,072)

*
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

**	Represents corporate debentures issued or guaranteed by the FDIC under the TLGP.

***	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.

Table 6.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$26,238	$26,240	$1,435,031	$1,435,167
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	26,238	26,240	1,435,031	1,435,167
Mortgage-backed securities (2)	12,772,210	13,150,877	11,202,342	11,600,336
Total	$12,798,448	$13,177,117	$12,637,373	$13,035,503

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 6.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2012	December 31, 2011
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$26,238	$1,435,031
Total amortized cost of non-mortgage-backed securities	26,238	1,435,031
Amortized cost of mortgage-backed securities:
Fixed-rate	9,509,167	8,165,857
Variable-rate	3,263,043	3,036,485
Total amortized cost of mortgage-backed securities	12,772,210	11,202,342
Total	$12,798,448	$12,637,373

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the periods noted below in Table 6.6, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 6.6 - Proceeds and Gross Gains from Sale of Held-to-Maturity Securities (in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Proceeds from sale of held-to-maturity securities	$507,531	$580,668	$325,453
Gross gains from sale of held-to-maturity securities	29,292	16,219	7,967

Note 7 - Other-Than-Temporary Impairment Analysis

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

For its other U.S. obligations and government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of December 31, 2012, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at December 31, 2012.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2011.

Note 8 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. At December 31, 2012 and 2011, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 14), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 8.1 - Advance Redemption Terms (dollars in thousands)

	December 31, 2012		December 31, 2011
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in 1 year or less	$12,178,645	0.48%	$10,351,507	2.17%
Due after 1 year through 2 years	5,020,941	1.07	3,590,712	1.53
Due after 2 years through 3 years	6,505,107	0.73	3,140,472	1.63
Due after 3 years through 4 years	6,171,525	0.86	2,083,094	1.66
Due after 4 years through 5 years	9,131,953	0.88	4,280,282	2.12
Thereafter	14,612,607	0.74	4,392,430	2.36
Total par value	53,620,778	0.75	27,838,497	2.01
Commitment fees	(836)		(996)
Discounts on AHP Advances	(19,308)		(22,955)
Premiums	3,774		4,126
Discount	(13,578)		(13,485)
Hedging adjustments	353,131		618,587
Total	$53,943,961		$28,423,774

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher rate for the Advance relative to an equivalent maturity, non-callable Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2012 and 2011, the FHLBank had callable Advances (in thousands) of $12,012,609 and $9,798,715.

Table 8.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2012	December 31, 2011
Due in 1 year or less	$20,726,461	$18,589,350
Due after 1 year through 2 years	3,563,705	1,833,661
Due after 2 years through 3 years	4,776,457	1,648,651
Due after 3 years through 4 years	3,746,205	1,087,444
Due after 4 years through 5 years	6,732,368	1,854,961
Thereafter	14,075,582	2,824,430
Total par value	$53,620,778	$27,838,497

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At December 31, 2012 and 2011, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,587,250 and $6,204,450.

Through December 2005, the FHLBank offered convertible Advances. Convertible Advances allow the FHLBank to convert an Advance from one interest-payment term structure to another. At December 31, 2012 and 2011, the FHLBank had convertible Advances, excluding those where the related conversion options have expired, totaling (in thousands) $63,000 and $1,178,500.

Table 8.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	December 31, 2012	December 31, 2011
Due in 1 year or less	$14,792,295	$14,267,457
Due after 1 year through 2 years	4,672,041	3,475,312
Due after 2 years through 3 years	6,193,507	2,727,572
Due after 3 years through 4 years	6,019,525	1,731,594
Due after 4 years through 5 years	8,125,303	3,113,282
Thereafter	13,818,107	2,523,280
Total par value	$53,620,778	$27,838,497

Table 8.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	December 31, 2012	December 31, 2011
Fixed-rate (1)
Due in one year or less	$9,412,060	$8,565,327
Due after one year	8,224,609	9,395,455
Total fixed-rate	17,636,669	17,960,782
Variable-rate (1)
Due in one year or less	2,363,338	1,390,502
Due after one year	33,620,771	8,487,213
Total variable-rate	35,984,109	9,877,715
Total par value	$53,620,778	$27,838,497

(1)	Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At December 31, 2012 and 2011, 24 percent and 54 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Credit Risk Exposure and Security Terms. The FHLBank's potential credit risk from Advances is concentrated in commercial banks and insurance companies. At December 31, 2012 and 2011, the FHLBank had $41.4 billion and $14.8 billion of Advances outstanding that were greater than or equal to $1.0 billion per borrower. These Advances were made to 7 and 4 borrowers (members and former members), which represented 77.2 percent and 53.3 percent of total Advances outstanding at December 31, 2012 and 2011. See Note 10 for information related to the FHLBank's credit risk on Advances and allowance methodology for credit losses.

Table 8.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

December 31, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$26,000	48%	U.S. Bank, N.A.	$7,314	26%
Fifth Third Bank	4,732	9	PNC Bank, N.A. (1)	3,996	14
U.S. Bank, N.A.	4,586	8	Fifth Third Bank	2,533	9
PNC Bank, N.A. (1)	2,986	6	Total	$13,843	49%
Total	$38,304	71%

(1)	Former member.

Note 9 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the MPP that the FHLBank's members originate, credit enhance, and then sell to the FHLBank. The FHLBank does not service any of these loans. The FHLBank plans to retain its existing portfolio of mortgage loans.

Table 9.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2012	December 31, 2011
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,695,018	$1,655,696
Fixed rate long-term single-family mortgage loans	5,671,123	6,095,880
Total unpaid principal balance	7,366,141	7,751,576
Premiums	164,243	110,663
Discounts	(3,605)	(4,136)
Hedging basis adjustments (2)	21,240	12,916
Total mortgage loans held for portfolio	$7,548,019	$7,871,019

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2012	December 31, 2011
Unpaid principal balance:
Conventional mortgage loans	$6,382,835	$6,502,550
Government-guaranteed/insured mortgage loans	983,306	1,249,026
Total unpaid principal balance	$7,366,141	$7,751,576

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 10.

Table 9.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2012			December 31, 2011
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,984	27%	PNC Bank, N.A. (1)	$2,338	30%
PNC Bank, N.A. (1)	1,818	25	Union Savings Bank	2,068	27
Guardian Savings Bank FSB	431	6	Guardian Savings Bank FSB	643	8
Total	$4,233	58%	Liberty Savings Bank	419	5
			Total	$5,468	70%

(1)	Former member.

Note 10 - Allowance for Credit Losses

The FHLBank has established an allowance methodology for each of the FHLBank's portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLBank manages its credit exposure to credit products through an integrated approach that provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLBank lends to financial institutions within its district in accordance with federal statutes, including the Federal Home Loan Bank Act (FHLBank Act), and Finance Agency Regulations, which require the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLBank's capital stock owned by its member borrower is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLBank can call for additional or substitute collateral to protect its security interest. Management of the FHLBank believes that these policies effectively manage the FHLBank's credit risk from credit products.

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

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At December 31, 2012 and 2011, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2012 and 2011, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during 2012 or 2011.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of December 31, 2012 or 2011. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At December 31, 2012 and 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 21 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans Held for Portfolio - Government-guaranteed or Insured

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

Mortgage Loans Held for Portfolio - Conventional MPP

The allowance for conventional loans is determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses consists of: (1) collectively evaluating homogeneous pools of residential mortgage loans; (2) reviewing specifically identified loans for impairment; and (3) considering other relevant qualitative factors.

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLBank's best estimate of probable incurred losses at the reporting date. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a one-year period. Migration analysis is a methodology for determining, through the FHLBank's experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLBank then estimates, based on historical experience, how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from credit enhancements available. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

Individually Evaluated Mortgage Loans. Conventional mortgage loans that are considered troubled debt restructurings are specifically identified for purposes of calculating the allowance for credit losses. The FHLBank measures impairment of these specifically identified loans by either estimating the present value of expected cash flows, estimating the loan's observable market price, or estimating the fair value of the collateral if the loan is collateral dependent. Specifically identified loans evaluated for impairment are removed from the collectively evaluated mortgage loan population.

Qualitative Factors. The FHLBank also assesses other qualitative factors in its estimation of loan losses for the homogeneous population. This amount represents a subjective management judgment, based on facts and circumstances that exist as of the reporting date, that is intended to cover other inherent losses that may not otherwise be captured in the methodology described above.

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

Table 10.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

Allowance for credit losses:	2012	2011	2010
Balance, beginning of period	$20,750	$12,100	$—
Charge-offs	(4,302)	(3,923)	(1,501)
Provision for credit losses	1,459	12,573	13,601
Balance, end of period	$17,907	$20,750	$12,100

Table 10.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	December 31, 2012	December 31, 2011
Collectively evaluated for impairment	$17,775	$20,653
Individually evaluated for impairment	$132	$97
Recorded investment, end of period:
Collectively evaluated for impairment	$6,570,856	$6,633,380
Individually evaluated for impairment	5,249	2,650
Total recorded investment	$6,576,105	$6,636,030

Credit Enhancements. The conventional mortgage loans under the MPP are supported by some combination of credit enhancements (primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account (LRA), including pooled LRA for those members participating in an aggregated MPP pool). The amount of credit enhancements needed to protect the FHLBank against credit losses is determined through use of a third-party default model. These credit enhancements apply after a homeowner's equity is exhausted. Beginning in February 2011, the FHLBank discontinued the use of SMI for all new loan purchases and replaced it with expanded use of the LRA. The LRA is funded by the FHLBank as a portion of the purchase proceeds to cover expected losses. Excess funds over required balances are distributed to the member in accordance with a step-down schedule that is established upon execution of a Master Commitment Contract, subject to performance of the related loan pool. The LRA established for a pool of loans is limited to only covering losses of that specific pool of loans.

Table 10.3 - Changes in the LRA (in thousands)

	December 31, 2012	December 31, 2011
LRA at beginning of year	$68,684	$44,104
Additions	39,111	31,071
Claims	(3,409)	(4,755)
Scheduled distributions	(1,706)	(1,736)
LRA at end of period	$102,680	$68,684

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 10.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2012
	Conventional MPP Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$47,189	$60,056	$107,245
Past due 60-89 days delinquent	18,103	18,445	36,548
Past due 90 days or more delinquent	77,113	37,890	115,003
Total past due	142,405	116,391	258,796
Total current mortgage loans	6,433,700	883,381	7,317,081
Total mortgage loans	$6,576,105	$999,772	$7,575,877
Other delinquency statistics:
In process of foreclosure, included above (1)	$67,016	$15,843	$82,859
Serious delinquency rate (2)	1.17%	3.82%	1.52%
Past due 90 days or more still accruing interest (3)	$76,871	$37,890	$114,761
Loans on non-accrual status, included above	$2,538	$—	$2,538

	December 31, 2011
	Conventional MPP Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$58,559	$80,457	$139,016
Past due 60-89 days delinquent	25,861	26,893	52,754
Past due 90 days or more delinquent	90,835	55,720	146,555
Total past due	175,255	163,070	338,325
Total current mortgage loans	6,460,775	1,103,124	7,563,899
Total mortgage loans	$6,636,030	$1,266,194	$7,902,224
Other delinquency statistics:
In process of foreclosure, included above (1)	$76,471	$27,154	$103,625
Serious delinquency rate (2)	1.38%	4.41%	1.87%
Past due 90 days or more still accruing interest (3)	$90,835	$55,720	$146,555
Loans on non-accrual status, included above	$1,699	$—	$1,699

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

(3)
Each conventional loan past due 90 days or more still accruing interest is on a schedule/scheduled monthly settlement basis and contains one or more credit enhancements. Loans that are well secured and in the process of collection as a result of remaining credit enhancements and schedule/scheduled settlement are not placed on non-accrual status.

The FHLBank did not have any real estate owned at December 31, 2012 or 2011.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank does not consider loans with SMI policies that have been discharged in Chapter 7 bankruptcy to be troubled debt restructurings. The FHLBank's troubled debt restructurings involve both loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and loans without SMI policies discharged in Chapter 7 bankruptcy. Under both types of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. The FHLBank had 26 and 13 modified loans considered troubled debt restructurings at December 31, 2012 and 2011, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 10.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	December 31, 2012	December 31, 2011
Conventional MPP Loans	$5,249	$2,650

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings.

Certain conventional MPP loans modified within the previous 12 months and considered troubled debt restructurings experienced a payment default as noted in the table below. A borrower is considered to have defaulted on a troubled debt restructuring if their contractually due principal or interest is 60 days or more past due at any time during the past 12 months.

Table 10.6 - Recorded Investment of Financing Receivables Modified within the Previous 12 Months and Considered Troubled Debt Restructurings that Subsequently Defaulted (in thousands)

	For the Years Ended December 31,
	2012	2011
Defaulted troubled debt restructurings:
Conventional MPP Loans	$—	$1,119

Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At December 31, 2012 and 2011, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 10.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 10.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	December 31, 2012			December 31, 2011
Conventional MPP loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$2,798	$2,751	$—	$951	$934	$—
With an allowance	2,451	2,423	132	1,699	1,682	97
Total	$5,249	$5,174	$132	$2,650	$2,616	$97

Table 10.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	For the Years Ended December 31,
	2012		2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$4,331	$228	$1,515	$83

Note 11 - Derivatives and Hedging Activities

Nature of Business Activity

The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and on the funding sources that finance these assets. The goal of the FHLBank's interest-rate risk management strategy is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLBank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLBank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources.

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

The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. The FHLBank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Firm Commitments - Certain mortgage purchase commitments are considered derivatives. The FHLBank may hedge these commitments by selling to-be-announced (TBA) mortgage-backed securities for forward settlement. A TBA represents a forward contract for the sale of mortgage-backed securities at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedging strategy (economic hedge) are recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

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

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk. The risks of derivatives only can be measured meaningfully on a portfolio basis that takes into account the counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

Table 11.1 summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 11.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$8,262,375	$66,836	$372,959
Derivatives not designated as hedging instruments:
Interest rate swaps	3,774,000	2,686	15,930
Mortgage delivery commitments	123,588	155	584
Total derivatives not designated as hedging instruments	3,897,588	2,841	16,514
Total derivatives before netting and collateral adjustments	$12,159,963	69,677	389,473
Netting adjustments		(61,900)	(61,900)
Cash collateral and related accrued interest		(1,900)	(212,685)
Total collateral and netting adjustments (1)		(63,800)	(274,585)
Total derivative assets and total derivative liabilities		$5,877	$114,888

	December 31, 2011
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$13,673,975	$77,803	$665,903
Derivatives not designated as hedging instruments:
Interest rate swaps	5,079,000	216	17,609
Forward rate agreements	375,000	—	3,143
Mortgage delivery commitments	431,264	2,281	79
Total derivatives not designated as hedging instruments	5,885,264	2,497	20,831
Total derivatives before netting and collateral adjustments	$19,559,239	80,300	686,734
Netting adjustments		(73,188)	(73,188)
Cash collateral and related accrued interest		(2,200)	(508,262)
Total collateral and netting adjustments (1)		(75,388)	(581,450)
Total derivative assets and total derivative liabilities		$4,912	$105,284

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 11.2 presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

Table 11.2 - Net Gains (Losses) on Derivatives and Hedging Activities (in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$6,864	$8,412	$8,799
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	3,771	(9,424)	(6,622)
Forward rate agreements	(8,645)	(19,982)	(399)
Net interest settlements	(2,378)	3,330	3,247
Mortgage delivery commitments	9,123	15,947	2,800
Total net gains (losses) related to derivatives not designated as hedging instruments	1,871	(10,129)	(974)
Net gains (losses) on derivatives and hedging activities	$8,735	$(1,717)	$7,825

Table 11.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 11.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2012	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$268,944	$(261,817)	$7,127	$(248,475)
Consolidated Bonds	(8,666)	8,403	(263)	36,836
Total	$260,278	$(253,414)	$6,864	$(211,639)
2011
Hedged Item Type:
Advances	$93,114	$(85,211)	$7,903	$(366,248)
Consolidated Bonds	(15,842)	16,351	509	64,117
Total	$77,272	$(68,860)	$8,412	$(302,131)
2010
Hedged Item Type:
Advances	$30,673	$(22,673)	$8,000	$(439,664)
Consolidated Bonds	(15,123)	15,922	799	114,579
Total	$15,550	$(6,751)	$8,799	$(325,085)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at December 31, 2012 and 2011, the FHLBank management did not anticipate any credit losses on its derivative agreements. See Note 20 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk and Note 21 for a discussion of a dispute with a past counterparty.

Table 11.4 presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the FHLBank exceeds the FHLBank's net position.

Table 11.4 - Credit Risk Exposure (in thousands)

	December 31, 2012	December 31, 2011
Total net exposure at fair value (1)	$7,777	$7,112
Cash collateral	1,900	2,200
Net positive exposure after cash collateral	$5,877	$4,912

(1)	Includes net accrued interest receivables of (in thousands) $1,902 and $1,060 at December 31, 2012 and 2011.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at December 31, 2012 was (in thousands) $326,989, for which the FHLBank had posted collateral with a fair value of (in thousands) $212,685 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $28,178 of collateral at fair value to its derivatives counterparties at December 31, 2012.

Note 12 - Deposits

The FHLBank offers demand and overnight deposits to members and qualifying nonmembers. In addition, the FHLBank offers short-term interest bearing deposit programs to members. A member that services mortgage loans may deposit in the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to the owners of the mortgage loans. The FHLBank classifies these items as other interest bearing deposits.

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLBank averaged (in thousands) $4,102,364 and $3,120,090 during 2012 and 2011.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits during 2012, 2011, and 2010 were 0.03 percent, 0.05 percent, and 0.09 percent.

Non-interest bearing deposits represent funds for which the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 12.1- Deposits (in thousands)

	December 31, 2012	December 31, 2011
Interest bearing:
Demand and overnight	$1,014,399	$952,743
Term	118,425	90,925
Other	25,428	23,620
Total interest bearing	1,158,252	1,067,288

Non-interest bearing:
Other	18,353	16,244
Total non-interest bearing	18,353	16,244
Total deposits	$1,176,605	$1,083,532

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $118,350 and $90,850 as of December 31, 2012 and 2011.

Note 13 - Consolidated Obligations

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

The par values of the 12 FHLBanks' outstanding Consolidated Obligations were approximately $687.9 billion and $691.9 billion at December 31, 2012 and 2011. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or have ever been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 13.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$18,656,450	0.82%	$10,198,600	1.52%
Due after 1 year through 2 years	11,371,500	0.83	6,351,450	2.08
Due after 2 years through 3 years	2,566,000	1.96	2,723,500	3.01
Due after 3 years through 4 years	2,550,000	2.62	1,600,000	2.81
Due after 4 years through 5 years	2,654,000	1.81	1,873,000	3.36
Thereafter	6,369,000	2.53	5,861,000	3.59
Index amortizing notes	56,162	5.08	118,397	4.99
Total par value	44,223,112	1.30	28,725,947	2.41

Premiums	80,956		76,482
Discounts	(18,851)		(19,990)
Hedging adjustments	58,334		66,809
Fair value option valuation adjustment and accrued interest	2,366		5,296

Total	$44,345,917		$28,854,544

Table 13.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
December 31, 2012	$30,840,224	$30,848,612	0.13%
December 31, 2011	$26,136,303	$26,137,977	0.03%

(1)	Represents an implied rate without consideration of concessions.

Table 13.3 - Consolidated Bonds Outstanding by Features (in thousands)

	December 31, 2012	December 31, 2011
Par value of Consolidated Bonds:
Non-callable	$36,724,112	$20,981,947
Callable	7,499,000	7,744,000
Total par value	$44,223,112	$28,725,947

Table 13.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2012	December 31, 2011
Due in 1 year or less	$24,370,450	$15,855,600
Due after 1 year through 2 years	11,466,500	5,703,450
Due after 2 years through 3 years	1,936,000	2,406,500
Due after 3 years through 4 years	1,860,000	1,080,000
Due after 4 years through 5 years	1,907,000	1,403,000
Thereafter	2,627,000	2,159,000
Index amortizing notes	56,162	118,397

Total par value	$44,223,112	$28,725,947

Table 13.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2012	December 31, 2011
Par value of Consolidated Bonds:
Fixed-rate	$29,393,112	$27,285,947
Variable-rate	14,830,000	1,440,000
Total par value	$44,223,112	$28,725,947

Consolidated Obligations outstanding were issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets, including LIBOR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate Bonds and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When such Consolidated Obligations are issued, the FHLBank may enter into derivatives containing features that offset the terms and embedded options, if any, of the Consolidated Obligations. At December 31, 2012 and 2011, 26 percent and 33 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $14,299 and $11,707 at December 31, 2012 and 2011. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $21,704, $15,686, and $24,659 in 2012, 2011, and 2010.

Note 14 - Affordable Housing Program (AHP)

The FHLBank Act requires each FHLBank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and below-market interest rate Advances to members who use the funds to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10 percent of net earnings. For purposes of the AHP calculation, net earnings is defined as net income before assessments, plus interest expense related to mandatorily redeemable capital stock, less the assessment for REFCORP until the FHLBanks' REFCORP obligation was satisfied. The FHLBank accrues AHP expense monthly based on its net earnings. The FHLBank reduces the AHP liability as members use subsidies. See Note 15 for a discussion of the REFCORP calculation.

As discussed in Note 15, the FHLBank fully satisfied its REFCORP obligation in 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, are not treated as an assessment and do not reduce each FHLBank's net income. As a result, each FHLBank's AHP contributions as a percentage of pre-assessment earnings increase because the REFCORP obligation has been fully satisfied.

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

There was no shortfall, as described above, in 2012, 2011 or 2010. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $137,020 and $149,243 at December 31, 2012 and 2011.

Table 14.1 - Analysis of the FHLBank's AHP Liability (in thousands)

	2012	2011
Balance at beginning of year	$74,195	$88,037
Expense (current year additions)	27,379	16,914
Subsidy uses, net	(18,902)	(30,756)
Balance at end of year	$82,672	$74,195

Note 15 - Resolution Funding Corporation (REFCORP)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011, which was accrued as applicable in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into a Joint Capital Enhancement Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 16 for additional information on the FHLBank's Joint Capital Enhancement Agreement and REFCORP Certification.

Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP (20 percent of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. See Note 14 for additional information on the FHLBank's AHP calculation.

Note 16 - Capital

The FHLBank is subject to three capital requirements under its Capital Plan and the Finance Agency rules and regulations. Regulatory capital does not include accumulated other comprehensive income, but does include mandatorily redeemable capital stock.

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

The Finance Agency may require the FHLBank to maintain greater permanent capital than is required based on Finance Agency rules and regulations.

At December 31, 2012 and 2011, the FHLBank was in compliance with each of these capital requirements.

Table 16.1 - Capital Requirements (dollars in thousands)

	December 31, 2012		December 31, 2011
	Required	Actual	Required	Actual

Risk-based capital	$488,754	$4,759,331	$387,038	$3,844,889
Capital-to-assets ratio (regulatory)	4.00%	5.84%	4.00%	6.37%
Regulatory capital	$3,262,486	$4,759,331	$2,415,861	$3,844,889
Leverage capital-to-assets ratio (regulatory)	5.00%	8.75%	5.00%	9.55%
Leverage capital	$4,078,108	$7,138,997	$3,019,827	$5,767,334

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

Mission Asset Activity includes Advances, certain funds and rate Advance commitments, and MPP activity that occurred after implementation of the Capital Plan on December 30, 2002. Members must maintain an activity stock balance at least equal to the minimum activity allocation percentage, which currently is zero percent for the MPP and two percent for all other Mission Asset Activity. If a member owns more than the maximum activity allocation percentage, which currently is four percent of all Mission Asset Activity, the additional stock is that member's excess stock. The FHLBank's unrestricted excess stock is defined as total Class B stock minus membership stock, activity stock calculated at the maximum allocation percentage, shares reserved for exclusive use after a stock dividend, and shares subject to redemption and withdrawal notices. The FHLBank's excess stock may normally be used by members to support a portion of their activity stock requirement as long as those members maintain at least their minimum activity stock allocation percentage.

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

In accordance with the FHLBank Act, each class of FHLBank stock is considered putable by the member and the FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount. However, there are significant statutory and regulatory restrictions on the obligation to redeem, or right to repurchase, the outstanding stock. As a result, whether or not a member may have its capital stock in the FHLBank repurchased (at the FHLBank's discretion at any time before the end of the redemption period) or redeemed (at a member's request, completed at the end of a redemption period) will depend on whether the FHLBank is in compliance with those restrictions.

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

Restricted Retained Earnings. The Joint Capital Enhancement Agreement (Capital Agreement) is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank will contribute 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience. At December 31, 2012 and 2011 the FHLBank had (in thousands) $58,628 and $11,683 in restricted retained earnings.

Mandatorily Redeemable Capital Stock. The FHLBank is a cooperative whose members and former members own all of the FHLBank's capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at its $100 per share par value, as mandated by the FHLBank's Capital Plan. The FHLBank reclassifies stock subject to redemption from equity to liability upon expiration of the “grace period” after a member submits a written redemption request or withdrawal notice, or when the member attains nonmember status by merger or acquisition, charter termination, or involuntary termination of membership. A member may cancel or revoke its written redemption request or its withdrawal notice prior to the end of the five-year redemption period. Under the FHLBank's Capital Plan, there is a five calendar day “grace period” for revocation of a redemption request and a 30 calendar day “grace period” for revocation of a withdrawal notice during which the member may cancel the redemption request or withdrawal notice without a penalty or fee. The cancellation fee after the “grace period” is currently two percent of the requested amount in the first year and increases one percent a year until it reaches a maximum of six percent in the fifth year. The cancellation fee can be waived by the FHLBank's Board of Directors for a bona fide business purpose.

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. For the years ended December 31, 2012, 2011, and 2010 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $11,690, $13,955, and $17,664 were recorded as interest expense.

Table 16.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

	2012	2011	2010
Balance, beginning of year	$274,781	$356,702	$675,479
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	193	12,137	10,455
Other redemptions	39,933	2,076	30,452
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(64,146)	(74,058)	(270,119)
Other redemptions	(39,933)	(22,076)	(89,565)
Balance, end of year	$210,828	$274,781	$356,702

The number of stockholders holding the mandatorily redeemable capital stock was 11, 13, and 16 at December 31, 2012, 2011, and 2010.

As of December 31, 2012, there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

Table 16.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption. The year of redemption in the table is the end of the five-year redemption period. Consistent with the Capital Plan currently in effect, the FHLBank is not required to redeem membership stock until five years after either (i) the membership is terminated or (ii) the FHLBank receives notice of withdrawal. The FHLBank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the FHLBank may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital stock redemption discussed below.

The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount.

Table 16.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2012	December 31, 2011
Due in 1 year or less	$1,750	$104
Due after 1 year through 2 years	207,439	1,976
Due after 2 years through 3 years	130	268,675
Due after 3 years through 4 years	—	530
Due after 4 years through 5 years	—	1,800
Past contractual redemption date due to remaining activity(1)	1,509	1,696
Total par value	$210,828	$274,781

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Finance Agency rules limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank's excess stock to exceed one percent of its total assets. At December 31, 2012, the FHLBank had excess capital stock outstanding totaling more than one percent of its total assets. At December 31, 2012, the FHLBank was in compliance with the Finance Agency's excess stock rules.

Note 17 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2012, 2011 and 2010.

Table 17.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2009	$(364)	$(7,744)	$(8,108)
Other comprehensive income	100	285	385
BALANCE, DECEMBER 31, 2010	(264)	(7,459)	(7,723)
Other comprehensive loss	(750)	(2,528)	(3,278)
BALANCE, DECEMBER 31, 2011	(1,014)	(9,987)	(11,001)
Other comprehensive income	1,014	(1,747)	(733)
BALANCE, DECEMBER 31, 2012	$—	$(11,734)	$(11,734)

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2011. The FHLBank did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2011. The FHLBank contributed more than five percent (5.6 percent) of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2010.
Table 18.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2012		2011		2010
Net pension cost charged to compensation and benefit expense for the year ended December 31	$4,638		$4,275		$8,141
Pentegra Defined Benefit Plan funded status as of July 1	108.22%	(a)	90.29%	(b)	87.98%
FHLBank's funded status as of July 1	110.48%		92.81%		93.01%

(a) The Pentegra Defined Benefit Plan's funded status as of July 1, 2012 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2012 through March 15, 2013. Contributions made on or before March 15, 2013, and designated for the plan year ended June 30, 2012, will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (this Form 5500 is due to be filed no later than April 2014).

(b)
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

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $848,000, $802,000, and $797,000 in the years ended December 31, 2012, 2011, and 2010.

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

Table 18.2 presents the obligations and funding status of the FHLBank's nonqualified supplemental defined benefit retirement plan and postretirement benefits plan. The benefit obligation represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for the postretirement benefits plan.

Table 18.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2012	2011	2012	2011
Benefit obligation at beginning of year	$26,088	$22,816	$4,307	$3,507
Service cost	578	473	72	54
Interest cost	963	1,129	200	197
Actuarial loss (gain)	2,261	2,754	440	679
Benefits paid	(2,597)	(1,084)	(160)	(130)
Benefit obligation at end of year	27,293	26,088	4,859	4,307
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,597	1,084	160	130
Benefits paid	(2,597)	(1,084)	(160)	(130)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(27,293)	$(26,088)	$(4,859)	$(4,307)

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLBank's nonqualified supplemental defined benefit plan and postretirement benefits plan as of December 31, 2012 and 2011 were (in thousands) $32,152 and $30,395.

Table 18.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2012	2011	2012	2011
Net actuarial loss (gain)	$10,652	$9,323	$1,082	$664

Table 18.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the years ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2012	2011	2010	2012	2011	2010
Net Periodic Benefit Cost
Service cost	$578	$473	$527	$72	$54	$46
Interest cost	963	1,129	1,123	200	197	192
Amortization of prior service benefit	—	(1)	—	—	—	—
Amortization of net loss	932	906	764	22	—	—
Net periodic benefit cost	2,473	2,507	2,414	294	251	238

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	2,261	2,754	687	440	679	(208)
Amortization of net loss	(932)	(906)	(764)	(22)	—	—
Amortization of prior service benefit	—	1	—	—	—	—
Total recognized in other comprehensive income	1,329	1,849	(77)	418	679	(208)
Total recognized in net periodic benefit cost and other comprehensive income	$3,802	$4,356	$2,337	$712	$930	$30

Table 18.5 presents the estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Table 18.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$1,132	$57

Table 18.6 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the nonqualified supplemental defined benefit retirement plan and postretirement benefits plan.

Table 18.6 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2012	2011	2012	2011
Discount rate	3.26%	3.96%	4.16%	4.73%
Salary increases	4.50%	4.50%	N/A	N/A

Table 18.7 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the FHLBank's defined benefit retirement plans and postretirement benefit plans.

Table 18.7 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2012	2011	2010	2012	2011	2010
Discount rate	3.96%	4.99%	5.58%	4.73%	5.72%	6.15%
Salary increases	4.50%	4.50%	4.50%	N/A	N/A	N/A

Table 18.8 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2012	2011
Assumed for next year	7.50%	8.00%
Ultimate rate	5.25%	5.25%
Year that ultimate rate is reached	2020	2020

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $56,000 and in accumulated postretirement benefit obligation (APBO) of $960,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $44,000 and in APBO of $760,000.

The discount rates for the disclosures as of December 31, 2012 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2012, and solving for the single discount rate that produces the same present value.

Table 18.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2012.

Table 18.9 - Estimated Future Benefit Payments (in thousands)

		Postretirement Benefit Plan
Years	Defined Benefit Retirement Plan	Gross Benefit Payments	Estimated Medicare Retiree Drug Subsidy
2013	$2,623	$162	$22
2014	2,645	172	24
2015	2,676	188	24
2016	2,745	200	26
2017	1,964	216	27
2018 - 2022	8,338	1,314	164

Note 19 - Segment Information

The FHLBank has identified two primary operating segments based on its method of internal reporting: Traditional Member Finance and the MPP. These segments reflect the FHLBank's two primary Mission Asset Activities and the manner in which they are managed from the perspective of development, resource allocation, product delivery, pricing, credit risk and operational administration. The segments identify the principal ways the FHLBank provides services to member stockholders. The FHLBank, as an interest rate spread manager, considers a segment's net interest income, net interest rate spread and, ultimately, net income as the key factors in allocating resources. Resource allocation decisions are made by considering these profitability measures in the context of the historical, current and expected risk profile of each segment and the entire balance sheet, as well as current incremental profitability measures relative to the incremental market risk profile.

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

The Traditional Member Finance segment includes products such as Advances and investments and the borrowing costs related to those assets. The FHLBank assigns its investments to this segment primarily because they historically have been used to provide liquidity for Advances and to support the level and volatility of earnings from Advances. Income from the MPP is derived primarily from the difference, or spread, between the yield on mortgage loans and the borrowing cost of Consolidated Obligations outstanding allocated to this segment at the time debt is issued. Both segments also earn income from investment of interest-free capital. Capital is allocated proportionate to each segment's average assets based on the total balance sheet's average capital-to-assets ratio. Expenses are allocated based on cost accounting techniques that include direct usage, time allocations and square footage of space used. AHP and REFCORP assessments are calculated using the current assessment rates based on the income before assessments for each segment. All interest rate swaps, including their market value adjustments, are allocated to the Traditional Member Finance segment because the FHLBank has not executed interest rate swaps in its management of the MPP's market risk. All derivatives classified as mandatory delivery commitments and forward rate agreements are allocated to the MPP segment.

The following tables set forth the FHLBank's financial performance by operating segment for the years ended December 31.

Table 19.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2012
Net interest income	$209,636	$98,484	$308,120
Provision for credit losses	—	1,459	1,459
Net interest income after provision for credit losses	209,636	97,025	306,661
Other income	12,930	482	13,412
Other expenses	50,082	7,888	57,970
Income before assessments	172,484	89,619	262,103
Affordable Housing Program	18,417	8,962	27,379
Net income	$154,067	$80,657	$234,724
Average assets	$58,707,558	$7,994,445	$66,702,003
Total assets	$74,003,271	$7,558,879	$81,562,150

2011
Net interest income	$175,718	$73,284	$249,002
Provision for credit losses	—	12,573	12,573
Net interest income after provision for credit losses	175,718	60,711	236,429
Other loss	(814)	(4,030)	(4,844)
Other expenses	48,799	7,955	56,754
Income before assessments	126,105	48,726	174,831
Affordable Housing Program	12,668	4,246	16,914
REFCORP	13,378	6,266	19,644
Total assessments	26,046	10,512	36,558
Net income	$100,059	$38,214	$138,273
Average assets	$59,562,912	$7,725,120	$67,288,032
Total assets	$52,513,856	$7,882,675	$60,396,531

2010
Net interest income	$180,304	$95,016	$275,320
Provision for credit losses	—	13,601	13,601
Net interest income after provision for credit losses	180,304	81,415	261,719
Other income	17,452	2,409	19,861
Other expenses	47,191	8,636	55,827
Income before assessments	150,565	75,188	225,753
Affordable Housing Program	14,093	6,138	20,231
REFCORP	27,294	13,810	41,104
Total assessments	41,387	19,948	61,335
Net income	$109,178	$55,240	$164,418
Average assets	$60,631,703	$8,735,556	$69,367,259
Total assets	$63,827,138	$7,804,124	$71,631,262

Note 20 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures for the periods presented have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank's best judgment of appropriate valuation methods. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

Fair Value Hierarchy. The FHLBank records trading securities, available-for-sale securities, derivative assets, derivative liabilities and certain Consolidated Obligation Bonds at fair value on a recurring basis. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is. An entity must disclose the level within the fair value hierarchy in which the measurements are classified.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1 Inputs - Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for the asset or liability.

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2012 or 2011.

Table 20.1 presents the carrying value, fair value and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 20.1 - Fair Value Summary (in thousands)

	December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$16,423	$16,423	$16,423	$—	$—	$—
Interest-bearing deposits	151	151	—	151	—	—
Securities purchased under resale agreements	3,800,000	3,800,000	—	3,800,000	—	—
Federal funds sold	3,350,000	3,350,000	—	3,350,000	—	—
Trading securities	1,922	1,922	—	1,922	—	—
Held-to-maturity securities	12,798,448	13,177,117	—	13,177,117	—	—
Advances	53,943,961	54,070,350	—	54,070,350	—	—
Mortgage loans held for portfolio, net	7,530,112	7,860,090	—	7,790,290	69,800	—
Accrued interest receivable	83,904	83,904	—	83,904	—	—
Derivative assets	5,877	5,877	—	69,677	—	(63,800)

Liabilities:
Deposits	1,176,605	1,176,474	—	1,176,474	—	—
Consolidated Obligations:
Discount Notes	30,840,224	30,843,064	—	30,843,064	—	—
Bonds (2)	44,345,917	45,069,294	—	45,069,294	—	—
Mandatorily redeemable capital stock	210,828	210,828	210,828	—	—	—
Accrued interest payable	106,885	106,885	—	106,885	—	—
Derivative liabilities	114,888	114,888	—	389,473	—	(274,585)

Other:
Standby bond purchase agreements	—	1,198	—	1,198	—	—

(1)
    Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Includes (in thousands) $3,402,366 of Consolidated Bonds recorded under the fair value option at December 31, 2012.

	December 31, 2011
Financial Instruments	Carrying Value	Fair Value
Assets:
Cash and due from banks	$2,033,944	$2,033,944
Interest-bearing deposits	119	119
Securities purchased under resale agreements	—	—
Federal funds sold	2,270,000	2,270,000
Trading securities	2,862,648	2,862,648
Available-for-sale securities	4,171,142	4,171,142
Held-to-maturity securities	12,637,373	13,035,503
Advances	28,423,774	28,699,758
Mortgage loans held for portfolio, net	7,850,269	8,342,709
Accrued interest receivable	114,266	114,266
Derivative assets	4,912	4,912

Liabilities:
Deposits	1,083,532	1,083,312
Consolidated Obligations:
Discount Notes	26,136,303	26,137,014
Bonds (1)	28,854,544	29,774,780
Mandatorily redeemable capital stock	274,781	274,781
Accrued interest payable	142,212	142,212
Derivative liabilities	105,284	105,284

Other:
Standby bond purchase agreements	—	1,595

(1)	Includes (in thousands) $4,900,296 of Consolidated Bonds recorded under the fair value option at December 31, 2011.

Summary of Valuation Methodologies and Primary Inputs.

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

To value mortgage-backed security holdings, the FHLBank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price mortgage-backed securities. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many mortgage-backed securities do not trade on a daily basis, the pricing vendors use available information such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all mortgage-backed security valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank.

The FHLBank has conducted reviews of the pricing methods employed by the third-party vendors, to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for specific instruments.

The FHLBank's valuation technique first requires the establishment of a “median” price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to validation. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.

All prices that are outside the threshold (“outliers”) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, non-binding dealer estimates, and/or use of an internal model that is deemed most appropriate) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. Alternatively, if the analysis confirms that an outlier is in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.

If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

Four vendor prices were received for most of the FHLBank's mortgage-backed security holdings and the final prices for those securities were computed by averaging the prices received. Based on the FHLBank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLBank believes its final prices result in reasonable estimates of fair value and further that the fair value measurements are classified appropriately in the fair value hierarchy.

Available-for-sale securities: The FHLBank's available-for-sale portfolio generally consists of certificates of deposit and other debt securities. Quoted market prices in active markets are not available for these securities. Therefore, the fair value is determined based on each security's indicative fair value obtained from a third-party vendor. The FHLBank performs several validation steps in order to verify the accuracy and reasonableness of these fair values. These steps may include, but are not limited to, a detailed review of instruments with significant periodic price changes and a derived fair value from an option-adjusted discounted cash flow methodology using market-observed inputs for the interest rate environment and similar instruments.

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

Mortgage loans held for portfolio, net: The fair values of performing mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank's MPP pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced mortgage-backed securities and FHA price indications on government-guaranteed loans. The FHLBank then adjusts these indicative prices to account for particular features of the FHLBank's MPP that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to the MPP's credit enhancements, and marketing adjustments that reflect the FHLBank's cooperative business model and preferences for particular kinds of loans and mortgage note rates. These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. In order to determine the fair values, the loan amounts are also reduced for the FHLBank's estimate of expected net credit losses. The fair value of non-performing conventional mortgage loans are based on the estimated values of the underlying collateral or the present value of future cash flows and as such are classified as Level 3 in the fair value hierarchy.

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

The FHLBank performs several validation steps to verify the reasonableness of the fair value output generated by the primary market value model. In addition to an annual model validation, the FHLBank prepares a monthly reconciliation of the model's fair values to estimates of fair values provided by the derivative counterparties. The FHLBank believes these processes provide a reasonable basis for it to place continued reliance on the derivative fair values generated by the model.

The fair value of TBA mortgage-backed securities is based on independent indicative and/or quoted prices generated by market transactions involving comparable instruments. The FHLBank determines the fair value of mortgage delivery commitments using market prices from the TBA/mortgage-backed security market or TBA/Ginnie Mae market and adjustments noted below.

The FHLBank's discounted cash flow analysis uses market-observable inputs. Inputs, by class of derivative, are as follows:

Interest-rate swaps:

▪	Forward interest rate assumption. LIBOR Swap Curve;

▪	Discount rate assumption. Prior to December 31, 2012, the FHLBank utilized the LIBOR swap curve. At December 31, 2012, the FHLBank utilized the overnight index swap curve; and

▪	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

To-be-announced mortgage-backed securities:

▪	Market-based prices by coupon class and expected term until settlement.

Mortgage delivery commitments:

▪
TBA price. Market-based prices of TBAs by coupon class and expected term until settlement, adjusted to reflect the contractual terms of the mortgage delivery commitments, similar to the mortgage loans held for portfolio process. The adjustments to the market prices are market observable, or can be corroborated with observable market data.

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly-rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at December 31, 2012 or 2011.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2012 or 2011.

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

Subjectivity of estimates. Estimates of the fair values of financial assets and liabilities using the methods described above and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speeds, interest rate volatility, distributions of future interest rates used to value options, and discount rates that appropriately reflect market and credit risks. The judgments also include the parameters, methods, and assumptions used in models to value the options. The use of different assumptions could have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

Fair Value Measurements.

Table 20.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at December 31, 2012 or 2011, by level within the fair value hierarchy.

Table 20.2 - Fair Value Measurements (in thousands)

		Fair Value Measurements at December 31, 2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring Fair Value Measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,922	$—	$1,922	$—	$—
Derivative assets:
Interest rate swaps	5,722	—	69,522	—	(63,800)
Mortgage delivery commitments	155	—	155	—	—
Total derivative assets	5,877	—	69,677	—	(63,800)
Total assets at fair value	$7,799	$—	$71,599	$—	$(63,800)

Recurring Fair Value Measurements - Liabilities
Consolidated Obligation Bonds (2)	$3,402,366	$—	$3,402,366	$—	$—
Derivative liabilities:
Interest rate swaps	114,304	—	388,889	—	(274,585)
Mortgage delivery commitments	584	—	584	—	—
Total derivative liabilities	114,888	—	389,473	—	(274,585)
Total liabilities at fair value	$3,517,254	$—	$3,791,839	$—	$(274,585)

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Represents Consolidated Obligation Bonds recorded under the fair value option.

		Fair Value Measurements at December 31, 2011
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring Fair Value Measurements - Assets
Trading securities:
U.S. Treasury obligations	$331,207	$—	$331,207	$—	$—
GSE debt securities	2,529,311	—	2,529,311	—	—
Other U.S. obligation residential mortgage-backed securities	2,130	—	2,130	—	—
Total trading securities	2,862,648	—	2,862,648	—	—
Available-for-sale securities:
Certificates of deposit	3,954,017	—	3,954,017	—	—
Other non-mortgage-backed securities	217,125	—	217,125	—	—
Total available-for-sale securities	4,171,142	—	4,171,142	—	—
Derivative assets:
Interest rate swaps	2,631	—	78,019	—	(75,388)
Mortgage delivery commitments	2,281	—	2,281	—	—
Total derivative assets	4,912	—	80,300	—	(75,388)
Total assets at fair value	$7,038,702	$—	$7,114,090	$—	$(75,388)

Recurring Fair Value Measurements - Liabilities
Consolidated Obligation Bonds (2)	$4,900,296	$—	$4,900,296	$—	$—
Derivative liabilities:
Interest rate swaps	102,062	—	683,512	—	(581,450)
Forward rate agreements	3,143	—	3,143	—	—
Mortgage delivery commitments	79	—	79	—	—
Total derivative liabilities	105,284	—	686,734	—	(581,450)
Total liabilities at fair value	$5,005,580	$—	$5,587,030	$—	$(581,450)

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

Table 20.3 – Fair Value Option Financial Liabilities (in thousands)

	For the Years Ended December 31,
	2012	2011
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(4,900,296)	$—
New transactions elected for fair value option	(3,365,000)	(7,671,000)
Maturities and terminations	4,860,000	2,776,000
Net gains (losses) on instruments held under fair value option	1,939	(2,896)
Change in accrued interest	991	(2,400)
Balance at end of period	$(3,402,366)	$(4,900,296)

Table 20.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	For the Years Ended December 31,
	2012	2011
	Consolidated Bonds	Consolidated Bonds
Interest expense	$(8,934)	$(8,884)
Net gains (losses) on changes in fair value under fair value option	1,939	(2,896)
Total changes in fair value included in current period earnings	$(6,995)	$(11,780)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of December 31, 2012 or 2011.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 20.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2012			December 31, 2011
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$3,400,000	$3,402,366	$2,366	$4,895,000	$4,900,296	$5,296

Note 21 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency Regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2012, and through the filing date of this report, the FHLBank does not believe that it is probable that it will be asked to do so.

The FHLBank determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2012 or 2011. The joint and several obligations are mandated by Finance Agency Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 21.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2012			December 31, 2011
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$9,958,329	$193,635	$10,151,964	$4,684,850	$152,933	$4,837,783
Commitments for standby bond purchases	313,055	66,760	379,815	35,000	363,780	398,780
Commitment to purchase mortgage loans	123,588	—	123,588	431,264	—	431,264
Unsettled Consolidated Bonds, at par (1) (2)	110,000	—	110,000	540,000	—	540,000
Unsettled Consolidated Discount Notes, at par (2)	750,000	—	750,000	57,729	—	57,729

(1)	Of the total unsettled Consolidated Bonds, $0 and $500,000 (in thousands) were hedged with associated interest rate swaps at December 31, 2012 and 2011, respectively.

(2)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Standby Letters of Credit. A Standby Letter of Credit is a financing arrangement between the FHLBank and its member. Standby Letters of Credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these Standby Letters of Credit range from less than one month to 18 years, with a final expiration in 2024. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to (in thousands) $2,518 and $1,865 at December 31, 2012 and 2011.

The FHLBank monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are fully collateralized at the time of issuance. As a result, the FHLBank has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank have original expiration periods up to six years, currently no later than 2015, although some are renewable at the option of the FHLBank. During 2012 and 2011, the FHLBank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The FHLBank enters into commitments that unconditionally obligate the FHLBank to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Pledged Collateral. The FHLBank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral pledge (collateral) agreements. As of December 31, 2012 and 2011, the FHLBank had no securities pledged as collateral to broker-dealers.

Lease Commitments. The FHLBank charged to operating expenses net rental and related costs of approximately $1,905,000, $1,832,000, and $1,813,000 for the years ending December 31, 2012, 2011, and 2010.

Table 21.2 - Future Minimum Rentals for Operating Leases (in thousands)

Year	Premises	Equipment	Total
2013	$645	$142	$787
2014	350	114	464
2015	828	114	942
2016	752	114	866
2017	755	76	831
Thereafter	7,367	—	7,367
Total	$10,697	$560	$11,257

Lease agreements for FHLBank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBank.

Legal Proceedings. The FHLBank is subject to legal proceedings arising in the normal course of business. In March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the automatic early termination of those transactions and the market value payment the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. In May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLBank participated in a non-binding mediation in New York in August 2010, and counsel for the FHLBank continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously dispute any claim for additional amounts.

The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank's financial condition or results of operations.

Note 22 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2012, 2011, or 2010. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the for the years ended December 31.

Table 22.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2012	2011	2010
Loans to other FHLBanks	$2,514	$3,141	$4,907
Borrowings from other FHLBanks	273	—	342

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

There were no Consolidated Obligations transferred to the FHLBank during the years ended December 31, 2012 or 2011. During the year ended December 31, 2010, the par amount of the liability on Consolidated Obligations transferred to the FHLBank totaled (in thousands) $145,000. All such transfers during the year ended December 31, 2010 were from the FHLBank of Chicago. The net premiums associated with these transactions were (in thousands) $16,722 in 2010. The FHLBank accounts for these transfers in the same manner as it accounts for new debt issuances (see Note 13). The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorships, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorships, the FHLBank's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitation, no member owned more than 10 percent of the voting interests of the FHLBank at December 31, 2012 or 2011.

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

Table 23.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2012		December 31, 2011
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$948	1.8%	$883	3.2%
MPP	41	0.6	42	0.5
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	229	5.4	173	5.1
Derivatives	—	—	—	—

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 23.2 - Capital Stock, Advances, and MPP Principal Balances to Members and Former Members (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2012	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$865	20%	$26,000	$—
U.S. Bank, N.A.	592	14	4,586	55
Fifth Third Bank	401	9	4,732	6
Total	$1,858	43%	$35,318	$61

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2011	Balance	% of Total	Principal	Principal Balance
U.S. Bank, N.A.	$591	17%	$7,314	$67
Fifth Third Bank	401	12	2,533	7
PNC Bank, N.A. (1)	243	7	3,996	2,338
KeyBank, N.A.	179	5	220	—
Total	$1,414	41%	$14,063	$2,412

(1)	Former member.

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings extended to any of these nonmember affiliates during the years ended December 31, 2012 or 2011. The FHLBank had principal investments in bonds of the Kentucky Housing Corporation of $2,955,000 for the year ended December 31, 2010.

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

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2012, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2012, the FHLBank maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLBank's management assessed the effectiveness of the FHLBank's internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management of the FHLBank determined that, as of December 31, 2012, the FHLBank's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLBank's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLBank's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

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

For both member and independent directorship elections, a member institution may cast one vote per seat or directorship up for election for each share of stock that the member was required to hold as of December 31 of the calendar year immediately preceding the election year. However, the number of votes that any member may cast for any one directorship cannot exceed the average number of shares of FHLBank stock that were required to be held by all members located in its state. The election process is conducted by mail. Our Board of Directors does not solicit proxies nor is any member institution permitted to solicit proxies in an election.

Finance Agency regulations also provide for two separate selection processes for member and independent director candidates.

Member director candidates are nominated by any officer or director of a member institution eligible to vote in the respective statewide election, including the candidate's own institution. After the FHLBank determines that the candidate meets all member director eligibility requirements per Finance Agency regulations, the candidate may run for election and the candidate's name is placed on the ballot.

Independent director candidates are self-nominated. Any individual may submit an independent director application form to the FHLBank and request to be considered for election. The FHLBank reviews all application forms to determine that the individual satisfies the appropriate public interest or non-public interest independent director eligibility requirements per Finance Agency regulations before forwarding the application form to the Board for review of the candidate's qualifications and skills. The Board then nominates an individual whose name will appear on the ballot after consultation with the Affordable Housing Advisory Council and after the nominee information has been submitted to the Finance Agency for review. As part of the nomination process, the Board may consider several factors including the individual's contributions and service on the Board, if a former or incumbent director, and the specific experience and qualifications of the candidate. The Board will also consider diversity in nominating independent directors and how the attributes of the candidate may add to the overall strength and skill set of the Board. These same factors are considered when the Board fills a member or independent director vacancy.

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2013) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
Grady P. Appleton	65	2007	12/31/13	Independent (OH)
B. Proctor Caudill, Jr., Vice Chair	63	2004	12/31/13	Member (KY)
James R. DeRoberts	56	2008	12/31/14	Member (OH)
Mark N. DuHamel	55	2009	12/31/15	Member (OH)
Leslie D. Dunn	67	2007	12/31/16	Independent (OH)
James A. England	61	2011	12/31/14	Member (TN)
J. Lynn Greenstein	49	2011	12/31/16	Member (OH)
Charles J. Koch	66	2008 (1)	12/31/14	Independent (OH)
Michael R. Melvin	68	(1995-2001) 2006	12/31/15	Member (OH)
Thomas L. Moore	66	2013	12/31/16	Member (OH)
Donald J. Mullineaux	67	2010	12/31/15	Independent (KY)
Alvin J. Nance	55	2009	12/31/16	Independent (TN)
Charles J. Ruma	71	(2002-2004) 2007	12/31/15	Independent (OH)
William J. Small	62	2007	12/31/13	Member (OH)
William S. Stuard, Jr.	58	2011	12/31/14	Member (TN)
Billie W. Wade	63	2007	12/31/13	Member (KY)
Carl F. Wick, Chair	73	2003	12/31/14	Independent (OH)

(1)	Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.

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

Mr. DuHamel has been a director and the Executive Vice President of FirstMerit Bank, N.A., Akron, Ohio, since February 2005 and Treasurer of FirstMerit Bank, N.A. since March 1996.

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

Mr. Melvin has been President and a director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.

Mr. Moore has been President and Chief Executive Officer of First Federal Bank of Ohio, Galion, Ohio, since 1995. Since November 2011, he also served as Chairman at First Federal Bank of Ohio.

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

Mr. Stuard has been President and Chief Executive Officer of F&M Bank, Clarksville, Tennessee, since January 1991.

Mr. Wade has served as Executive Director of HOPE of Kentucky, LLC since January 2011. HOPE of Kentucky, LLC is a consortium of Kentucky banks formed to make permanent loans on affordable housing projects. Mr. Wade had worked as a self-employed consultant to affordable housing organizations and real estate developers from August 2010 to January 2011. Mr. Wade was the Chief Executive Officer of Citizens Union Bank, Shelbyville, Kentucky, from 1991 to March 2010. He also served as President of Citizens Union Bank from 1991 through 2007. Mr. Wade has been a Director of First Farmers Bank and Trust Company, Owenton, Kentucky, since 1993. Mr. Wade had been a Director of Dupont State Bank, Dupont, Indiana, from 2001 until September 2012 when the bank sold.

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

Mr. Appleton has served as Executive Director of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, for 30 years. The EANDC's mission is to develop East Akron and other communities through housing and economic development activities, such as affordable housing programs and programs to support home ownership. Mr. Appleton's years of experience with EANDC bring insight to the Board that contributes to the FHLBank's corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton also served as a member of the FHLBank's Advisory Council from 1997 until 2006.

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

Mr. Nance has been Executive Director and the Chief Executive Officer of Knoxville's Community Development Corporation (KCDC) Knoxville, Tennessee since 2000. The KCDC strives to improve Knoxville's neighborhoods and communities, including through providing quality affordable housing. Mr. Nance also served an eight-year term where he held the office of Vice Chairman on the Tennessee Housing Development Agency, the state's housing finance agency, which promotes the production of more affordable new housing units for very low, low, and moderate, income individuals and families in the state. Mr. Nance also serves on the Board of Knoxville Habitat for Humanity. Mr. Nance's depth of experience with these organizations brings insight to the Board that contributes to the FHLBank's corporate objective of maximizing the effectiveness of its contributions to Housing and Community Investment programs.

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

Mr. Wick was employed by the NCR Corporation (one of the two leading manufacturers of IT banking systems in the world at the time) from 1966 to 1994, when he retired. He continued with NCR into 1997 on a contractual basis. Mr. Wick's work at NCR included training and support for NCR computer banking system installations, managing NCR's customer support and education centers in Chicago and Dallas and serving as a director in NCR's R&D division.  He's the owner of Wick and Associates, a business consulting firm. He also served as a member of the Ohio Board of Education for 8½ years, chairing several key policy committees.  He retired from the State Board in 2009. Mr. Wick's qualifications and insight provide valuable skills to the Board in the important areas of technology, personnel, compensation and organizational development. Mr. Wick has been a member of the Council of Federal Home Loan Banks since 2005 and currently serves as Chairman of the Council.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2013) regarding our executive officers.

Name	Age	Position	Employee of the FHLBank Since
Andrew S. Howell	51	President and Chief Executive Officer	1989
Donald R. Able	52	Executive Vice President-Chief Operating Officer	1981
R. Kyle Lawler	55	Executive Vice President-Chief Business Officer	2000
Damon v. Allen	42	Senior Vice President-Community Investment Officer	1999
Thomas J. Ciresi	59	Senior Vice President-Member Services	1981
Carole L. Cossé	65	Senior Vice President-Chief Financial Officer	1979
James G. Dooley, Sr.	59	Senior Vice President-Internal Audit	2006
Stephen J. Sponaugle	50	Senior Vice President-Chief Risk Officer	1992

Except as described below, all of the executive officers named above have held their current positions for at least the past five years.

Mr. Howell became President and Chief Executive Officer in June 2012. Previously, he served as the Executive Vice President-Chief Operating Officer since January 2008.

Mr. Able became the Executive Vice President-Chief Operating Officer in August 2012 and has served as the Principal Financial Officer since January 2007. Prior to that, he had served as the Senior Vice President-Chief Accounting and Technology Officer since January 2011, and as the Senior Vice President-Controller since March 2006.

Mr. Lawler became Executive Vice President-Chief Business Officer in August 2012. Previously, he served as the Senior Vice President-Chief Credit Officer since May 2007.

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

Mr. Dooley became Senior Vice President-Internal Audit in January 2013. Previously, he served as Vice President-Internal Audit since 2006.

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

Item 11. Executive Compensation.

2012 COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information on our compensation program for executive officers for 2012, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers).

Compensation Program Overview (Philosophy and Objectives)

Our Board of Directors (the Board) is responsible for determining the philosophy and objectives of the compensation program. The philosophy of the program is to provide a flexible and market-based approach to compensation that attracts, retains and motivates high performing, accomplished financial services executives who, by their individual and collective performance, achieve strategic business initiatives and thereby enhance stockholder value. The program is primarily designed to focus executives on achieving the FHLBank's mission through increased business with member institutions within established risk and profitability tolerance levels, while also encouraging teamwork.

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

Oversight of the compensation program is the responsibility of the Personnel and Compensation Committee of the Board (the Committee). The Committee annually reviews the components of the compensation program to ensure that it is consistent with and supports the FHLBank's mission, strategic business objectives and annual goals. In carrying out its responsibilities, the Committee may engage executive compensation consultants to assist in evaluating the effectiveness of the compensation program and in determining the appropriate mix of compensation provided to executive officers. Because individuals are not permitted to own the FHLBank's capital stock, all compensation is paid in cash and we have no equity compensation plans or arrangements.

The Committee recommends the President's annual compensation package to the Board, which is responsible for approving all compensation provided to the President. Additionally, the Committee is responsible for reviewing and approving the compensation programs for all officers, including the other Named Executive Officers, and submitting its recommendations to the Board for final approval.

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

Finance Agency Oversight - Executive Compensation

HERA requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. The Finance Agency has issued proposed rules to implement these statutory requirements with respect to the FHLBanks. Until such time as final rules are issued, the FHLBanks have been directed to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2012 and January 2013 meetings, we submitted the 2013 base salaries as well as short and long-term incentive payments earned for 2012 for our Named Executive Officers to the Finance Agency. At this time, we do not expect the statutory requirements to have a material impact on our executive compensation plans.

Use of Comparative Compensation Data

The compensation program is designed to provide a market competitive compensation package when recruiting and retaining highly talented executives seeking stable, long-term employment. To this end, we gather compensation data from a wide variety of sources, including broad-based national and regional surveys, presentations at FHLBank System meetings, and formal and informal interactions with our compensation consultant. Our consultant is associated with McLagan, a nationally recognized compensation consulting firm specializing in the financial services industry. When determining compensation for our executive officers, the Committee and the President use this information to inform themselves regarding trends in compensation practices and as a comparison check against general market data (market check) to evaluate the reasonableness and effectiveness of our total compensation program and its components.

We also participate in multiple surveys including the annual McLagan Federal Home Loan Bank Custom Survey and the annual Federal Home Loan Bank System Key Position Compensation Survey conducted by Riemer Consulting. Both surveys contain executive and non-executive compensation information for various key positions across the 12 FHLBanks. In addition, in the fall of 2012, we engaged McLagan to perform an executive compensation market update in light of the recent organizational changes including the retirement of former President David H. Hehman and subsequent promotions of key executives.

In setting 2013 compensation, we concentrated our attention on information from the Riemer survey, information relating to 2012 and expected 2013 compensation from other FHLBanks, trend information and market compensation data updates from our consultant, and broad-based surveys. Although McLagan's data for mortgage banks and commercial financial institutions continues to serve as a reference point (market check), we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and common regulatory constraints, including the need for Finance Agency review of all compensation actions affecting our executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter, could not calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

Compensation Program Approach

The Committee utilizes a balanced approach for delivering base salary and short and long-term incentive pay with our compensation program. While our annual (short-term) incentive compensation component rewards all officers and staff for the achievement of FHLBank annual strategic business goals, our deferred (long-term) incentive compensation component is provided to executive and senior officers for achievement of specific, strategic and mission-related goals for which FHLBank performance is measured over a three-year period. The Committee has not established or assigned specific percentages to each element of the FHLBank's executive compensation program. Instead, the Committee strives to create a program that generally delivers a total compensation opportunity, i.e., base salary, annual and deferred incentive compensation and other benefits (including retirement plan), to each executive officer that, when the FHLBank meets its target performance goals, is at or near the median of the other FHLBanks and is generally consistent with our market check. However, individual elements of compensation as well as total compensation for individual executives may vary from the median due to an executive's tenure, experience and responsibilities.

While the competitiveness of the compensation program is considered an important factor for attracting and retaining executives, the Committee also reviews all elements of compensation to ensure the program is well designed and fiscally responsible from both a regulatory and corporate governance perspective.

Impact of Risk-Taking on Compensation Program

The Committee reviews the overall program to ensure the compensation of executive officers does not encourage unnecessary or excessive risk-taking that could threaten the long-term value of the FHLBank. Risk management is an integral part of our culture. The Committee believes that base salary, which exceeds incentive compensation, is a sufficient percentage of total compensation to discourage such risk-taking by our executive officers. The Committee also believes the mix of incentive goals, which include risk-related metrics, does not encourage unnecessary or excessive risk-taking and achieves an appropriate balance of incentive for performance between the short and long-term organizational goals. Moreover, the Committee retains the discretion to reduce or withhold incentive compensation payments if it determines an executive has caused the FHLBank to incur such a risk that could threaten the long-term value of the FHLBank.

In January 2012, at the request of the Committee, McLagan was engaged to redesign our incentive compensation plans in order to align with regulatory guidance that focuses on risk management while remaining market competitive and aligned with member interests. To this end, several major changes to the plans were instituted in 2012 including increasing base pay and decreasing incentive opportunities, modifying annual and deferred goals and performance metrics, and deferring a significant portion of executive pay requiring future payments to be made contingent upon performance over several years. These changes, described further below, were approved by the Board of Directors in March 2012.

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLBank's Named Executive Officers for the years ended December 31, 2012, 2011 and 2010. Discussion of each component follows the table.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Current Named Executive Officers:
Andrew S. Howell	2012	$491,055	$271,561	$810,000	$15,000	$1,587,616
President and Chief Executive Officer	2011	320,962	203,546	676,000	14,700	1,215,208
Principal Executive Officer	2010	312,569	211,729	377,000	14,700	915,998

Donald R. Able	2012	291,989	135,824	680,000	15,000	1,122,813
Executive Vice President-	2011	238,692	117,046	664,000	14,700	1,034,438
Chief Operating Officer	2010	229,450	123,050	296,000	14,700	663,200
Principal Financial Officer

Carole L. Cossé	2012	319,085	144,891	638,000	15,000	1,116,976
Senior Vice President-	2011	281,596	141,752	958,000	12,260	1,393,608
Chief Financial Officer	2010	275,900	150,149	583,000	12,529	1,021,578

R. Kyle Lawler	2012	277,020	133,056	227,000	15,000	652,076
Executive Vice President-	2011	235,725	122,028	257,000	14,700	629,453
Chief Business Officer	2010	229,700	132,019	125,000	14,700	501,419

Stephen J. Sponaugle (5)	2012	224,339	107,451	232,000	15,000	578,790
Senior Vice President-
Chief Risk Officer

Former Named Executive Officer:
David H. Hehman (6)	2012	274,426	274,192	3,466,000	47,878	4,062,496
Former President and	2011	621,150	512,671	2,217,000	25,932	3,376,753
Chief Executive Officer	2010	645,506	547,269	1,382,000	14,700	2,589,475

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2012 were as follows: Mr. Howell, $21,046; Mr. Able, $18,254; Mrs. Cossé, $22,085; Mr. Lawler, $12,062; Mr. Sponaugle $2,939; and Mr. Hehman, $4,778.

(2)	Amounts shown for 2012 reflect total payments pursuant to the current portion of the 2012 Incentive Plan and the 2010-2012 Long-Term Non-Equity Incentive Plan, as follows:

Name	Annual Incentive Plan	Long-Term Incentive Plan	Total
Andrew S. Howell	$193,460	$78,101	$271,561
Donald R. Able	89,388	46,436	135,824
Carole L. Cossé	90,698	54,193	144,891
R. Kyle Lawler	86,514	46,542	133,056
Stephen J. Sponaugle	67,922	39,529	107,451
David H. Hehman	118,521	155,671	274,192

(3)
Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary. No above market or preferential earnings are paid on deferred compensation.

(4)
Amounts represent matching contributions to the qualified defined contribution pension plan in 2012. For Mr. Hehman, 2012 also includes perquisites totaling $32,878 which included the personal use and retirement gift of an FHLBank-owned vehicle ($31,868), and professional income tax services ($1,010).

(5)	Mr. Sponaugle's 2011 and 2010 compensation amounts are not included as he was not a Named Executive Officer in those years.

(6)	Mr. Hehman's 2012 compensation was earned through June 1, 2012, the date of his retirement.

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

Each of the Named Executive Officers received a base salary increase at the beginning of 2012. Total salary increases, including merit and market adjustments, ranged from 2.23 percent to 6.77 percent. For the Named Executive Officers other than the former President, the Committee's actions were based on the former President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. Former President David Hehman's 2012 merit increase was 3.00 percent. In recommending and approving his increase, the Committee and Board considered the directors' appraisals of Mr. Hehman's performance during the year and noted, in particular, that directors had rated him especially high on qualities of importance during challenging economic times - leadership, strategic vision and direction, and safe and sound operations appropriately balanced with strong financial results.

As mentioned above, our incentive compensation plans were redesigned in early 2012 (subsequent to the approved base salaries), which had the effect of decreasing incentive opportunities and thereby, decreasing total cash compensation. In order to maintain a relatively cash neutral impact at the target level of performance, increases in base salaries retroactive to January 1, 2012 were instituted for the Named Executive Officers. Upon receipt of the Finance Agency's completed review of our redesigned compensation plans in May 2012, total base salaries were increased up to 11 percent.

With the retirement of Mr. Hehman effective June 1, 2012, Andrew S. Howell was appointed as the President and Chief Executive Officer with his base salary increased to $554,300 effective June 1, 2012. Subsequently, on July 19, 2012, the Board of Directors approved the promotions of Donald R. Able to Executive Vice President, Chief Operating Officer with a base salary of $300,000 and R. Kyle Lawler to Executive Vice President, Chief Business Officer with a base salary of $290,000. Increases for Mr. Able and Mr. Lawler were effective August 1, 2012. The FHLBank received notification of the Finance Agency's completed review of Mr. Howell's salary on July 12, 2012 and Mr. Able's and Mr. Lawler's salaries on September 10, 2012.

In October 2012, the Committee recommended and the Board approved a 4.00 percent salary increase pool for 2013 for all employees, comprised of 2.50 percent for merit increases and 1.50 percent for market and promotional adjustments. At meetings in November 2012, the Committee recommended, and the Board approved, the following 2013 base salaries for the Named Executive Officers: Mr. Howell, $568,000; Mr. Able, $307,500; Mrs. Cossé, $304,400; Mr. Lawler, $300,000; and Mr. Sponaugle, $244,000. In 2013, total salary increases, including merit and market adjustments, ranged from 2.47 percent to 10.21 percent.

As in prior years, for the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendations for each individual executive, which took into consideration recent market data corresponding to the positions and an evaluation of the executive's performance over the past year including performance since recent promotions for Messrs. Able and Lawler. In determining Mr. Howell's 2013 salary, the Committee and Board discussed how his strong leadership and deep knowledge of the FHLBank System provided a seamless transition to his role as President.  Individually, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved, a salary increase for Mr. Howell of 2.47 percent. On December 20, 2012, we were informed that the Finance Agency had completed its review of the Board-approved compensation actions affecting the Named Executive Officers in 2013.

Incentive Compensation Plan (Non-Equity)
The Incentive Compensation Plan (Incentive Plan), a cash-based annual incentive plan with a long-term deferral component, was redesigned and approved by the Board of Directors in March 2012 subject to completion of the Finance Agency's review, which was received in May 2012.

The 2012 Incentive Plan establishes a total incentive award that is divided into two equal parts: (1) a current incentive award, and (2) a three-year deferred incentive award.

The Incentive Plan goals generally reflect desired financial, operational and public mission objectives for the current and future fiscal years. Each goal is weighted reflecting its relative importance and potential impact on our strategic initiatives and annual business plan, and each is assigned a quantitative threshold, target and maximum level of performance. Each Named Executive Officer's award opportunity is based entirely on bank-wide performance. However, the Chief Risk Officer's award opportunity is weighted 75 percent on bank-wide goals and 25 percent on Enterprise Risk Management (ERM) specific goals in order to provide incentive and maintain a certain level of independence for risk management initiatives.

When establishing the Incentive Plan goals and corresponding performance levels, the Board anticipates that we will successfully achieve threshold level of performance nearly every year. The target level is aligned with expected performance and is anticipated to be reasonably achievable in a majority of plan years. The maximum level of performance reflects a graduated level of difficulty from the target performance level and requires superior performance to achieve.

Each executive officer, including the Named Executive Officers, is assigned a total incentive award opportunity, stated as a percentage of base salary, which corresponds to the individual's level of organizational responsibility and ability to contribute to and influence overall performance. The total incentive award opportunity established for executives is designed to be comparable to incentive opportunities for executives with similar duties and responsibilities at other financial institutions, primarily other FHLBanks, and generally consistent with our market check. The Board believes the total incentive opportunity and plan design provide an appropriate, competitive reward to all officers, including the Named Executive Officers, commensurate with the achievement levels expected for the incentive goals.

The authorization for payment of current and/or deferred incentive plan awards, if any, is generally granted following certification of the period-end performance results by the Board at its January meeting. The total incentive award earned is determined based on the actual achievement level for each goal in comparison with the performance levels established for that goal.

If actual performance falls below the threshold level of performance, no payment is made for that goal. If actual performance exceeds the maximum level, only the value assigned as the performance maximum is paid. When actual performance falls between the assigned threshold, target and maximum performance levels, an interpolated achievement is calculated for that goal. The achievement for each goal is then multiplied by the corresponding incentive weight assigned to that goal and the results for each goal are summed to arrive at the final incentive award payable to the executive. No final awards (or payments) will be made to executives under the Incentive Plan if we receive the lowest "Composite Rating" during the most recent examination by the Finance Agency. Such a rating would indicate that we have been found to be operating in an unacceptable manner, that we exhibit serious deficiencies in corporate governance, risk management or financial condition and performance, or that we are in substantial noncompliance with laws, Finance Agency regulations or supervisory guidance. The Board has sole discretion to increase or decrease any incentive plan awards, including the ability to approve an additional incentive payment for extraordinary individual performance.

For calendar year 2012, the Board approved a total of 10 performance measures in the functional areas of Member Asset Activity, Franchise Value Promotion and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

The following table presents the incentive weights, target performance levels, and the actual results achieved for the 2012 Incentive Plan performance measures.

2012 Incentive Plan Results

(Dollars in thousands)
Member Asset Activity	Incentive Weight	Target Performance	Results Achieved
a) Average Advances	7.5%	$23,000,000	$23,608,408
b) Average Advance Balances for Members with Assets of $1 Billion or less	7.5	$5,600,000	$5,230,013
c) Mortgage Purchase Program New Mandatory Delivery Commitments	10.0	$650,000	$1,449,871
Franchise Value Promotion
a) Advance Product Users	5.0	400	403
b) Mortgage Purchase Program Sellers	5.0	74	88
c) AHP Competitive Program Disbursement and Deobligation Rate	5.0	43%	40%
d) Community Outreach Events	5.0	68	86
e) Membership Approvals	5.0	8	13
Stockholder Risk/Return
a) Market Value of Equity Volatility	25.0	< 10%	4.2%
b) Profitability Versus Projected Average 3-month LIBOR rate	25.0	275 bps	445 bps

During 2012, the Board, the Committee and the President periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

The incentive program for the Chief Risk Officer (CRO) is comprised of both the bank-wide goals above at 75 percent and the ERM department goal at 25 percent as indicated below.

Further develop and mature the FHLBank's Enterprise Risk Management program.

Threshold:    6 initiatives implemented*
Target:    9 initiatives implemented*
Maximum:    14 initiatives implemented*

Results Achieved:    12 initiatives implemented*

*	Specific implementations include initiatives in Governance, Operational Risk, Credit Risk, or Market Risk.

The total incentive award opportunities for the 2012 plan year were as follows:

		Incentive Opportunity
Name	Date	Threshold	Target	Maximum
Current Named Executive Officers:
Andrew S. Howell	June 1, 2012 - December 31, 2012	50.0%	75.0%	100.0%
	January 1, 2012 - May 31, 2012	40.0	60.0	80.0
Donald R. Able	August 1, 2012 - December 31, 2012	40.0	60.0	80.0
	January 1, 2012 - July 31, 2012	30.0	50.0	70.0
R. Kyle Lawler	August 1, 2012 - December 31, 2012	40.0	60.0	80.0
	January 1, 2012 - July 31, 2012	30.0	50.0	70.0
Carole L. Cossé	January 1, 2012 - December 31, 2012	30.0	50.0	70.0
Stephen J. Sponaugle	January 1, 2012 - December 31, 2012	30.0	50.0	70.0
Former Named Executive Officer:
David H. Hehman	January 1, 2012 - June 1, 2012	50.0	75.0	100.0

The current component of the Incentive Plan is cash-based compensation awarded annually and designed to promote and reward higher levels of performance for accomplishing Board-approved goals. The long-term component of the Incentive Plan is a three-year deferred incentive award that is designed to promote higher levels of performance and long-term employment retention of selected executive and senior officers, including the Named Executive Officers.

Fifty percent of the total opportunity for the Incentive Plan will be awarded in cash following the plan year and 50 percent will be mandatorily deferred for three years after the end of the Plan year. The final value of the deferred award can be increased, decreased or remain the same based on the goal achievement level during the three-year period. If the goal achievement level over the three-year deferral period is below the threshold, no payment of the deferred award will be made. The following table presents the percentages, categorized by achievement level, in which the deferred award will be adjusted:

	Achievement Levels (1)
Name	Threshold	Target	Maximum
Current Named Executive Officers:
Andrew S. Howell	75.0%	100.0%	125.0%
Donald R. Able	75.0	100.0	125.0
R. Kyle Lawler	75.0	100.0	125.0
Carole L. Cossé	75.0	100.0	125.0
Stephen J. Sponaugle	75.0	100.0	125.0

(1)	Earned incentive awards that fall between any of the designated achievement levels (i.e. threshold, target, and maximum) will be interpolated.

The achievement levels presented above are determined using separate performance measures over the three-year deferral period (2013-2015).

The following table presents the performance measures and incentive weights used to determine the achievement level reached during the three-year deferral period:

2012 Incentive Plan Deferred Goals

OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 25%

RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	Weight: 25%

MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity (MVE) to Par Value of Regulatory Capital Stock	Weight: 25%

ADVANCE UTILIZATION RATIO:
Ranking of average of each member's Advances-to-Assets ratio multiplied by the average member borrower penetration ratio in comparison to other FHLBanks	Weight: 25%

At its January 2013 meeting, following certification of the 2012 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2012 plan year, we cumulatively achieved approximately 88 percent of the available maximum incentive opportunity. This was an increase in overall FHLBank performance from the 75 percent achieved for 2011 primarily because the FHLBank achieved the maximum performance level for profitability, MPP New Mandatory Delivery Commitments and MPP Sellers.

The Board has ultimate authority over the Incentive Plan described above and the Transition Plan (described below) and may modify or terminate the Plans at any time or for any reason. In addition, payments under the Plans are subject to certain claw back provisions which allow the FHLBank to recover any incentive paid to a participant based on achievement of financial or operational goals that subsequently are deemed to be inaccurate, misstated or misleading. Our Board believes these claw back requirements will serve as deterrents to any manipulation of financial statements or performance metrics in a manner that would assure and/or increase an incentive payment.

At its November 2012 meeting, the Board established the 2013 Incentive Plan goals, the incentive weights and the performance levels (measures) corresponding to each Incentive Plan goal and award opportunity for the 2013 Incentive Plan. In December 2012, the 2013 Incentive Plan was sent to the Finance Agency and we received notification of their completion of their review in March 2013. The 2013 incentive award opportunities for our executives are set forth below.

2013 Incentive Plan Goals

Franchise Value Promotion
Mission Outreach	Weight: 10.0%
Mission Asset Participation	Weight: 10.0%
Member Asset Activity
Average Advances Balances for Members with Assets of $50 billion or less	Weight: 15.0%
Mortgage Purchase Program New Mandatory Delivery Commitments	Weight: 15.0%
Stockholder Risk/Return
Decline in Market Value of Equity	Weight: 25.0%
Profitability Versus Projected Average 3-month LIBOR rate	Weight: 25.0%

2013 CRO's Goal

Implement specific items of the FHLBank's ERM program within the ERM Department.

Weight of Goal:    100 percent

Threshold:    3 initiatives satisfactorily completed*
Target:    4 initiatives satisfactorily completed*
Maximum:    7 initiatives satisfactorily completed*

*	Specific initiatives include efforts in credit risk, operational risk, model governance programs, Prudential Management Standards, market risk metrics and analytics, and other areas impacting ERM.

In setting the performance measures for the 2013 Incentive Plan, the Board considered guidance from the Finance Agency regarding limiting the number of goals and subsequently assigned six annual performance goals. When determining specific goals and performance metrics, the Board reviewed the results against target for 2012 and considered relevant aspects of our financial outlook for 2013 including the continued uncertainty of the economy and the government's liquidity programs that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to facilitate outreach to membership and increase mission asset participation by members. The goals for the deferred component of the 2013 Incentive Plan, which include the 2014 - 2016 performance period, are expected to be set at the November 2013 Board meeting.

As reflected above, for 2013, the Board decided to reduce the number of goals to two under each main category - Franchise Value Promotion, Member Asset Activity and Stockholder Risk/Return. Three of the 2013 goals are the same as those in 2012 although the performance metrics have been adjusted.

Within the Franchise Value Promotion category there will be one goal for Mission Outreach and one goal for Mission Asset Participation. Both goals are similar to previous goals but have been redefined to address current business interests.

The Member Asset Activity category will include one goal for Advances which will focus on Average Advances Balances for Members with Assets of $50 billion or less. This is a change from last year where two goals measured overall Average Advances and Average Advances Balances for Members with $1 billion or less in assets. The intent with this goal is to focus on small to medium size asset members, while capturing the impact of our larger members in the Profitability goal. There will also be a Mortgage Purchase Program goal which is defined the same as last year.

The goals within the Stockholder Risk/Return category remain unchanged, with the exception of the assigned performance metrics, and consist of the Market Value of Equity Volatility and Profitability related goals.

The Board also approved a separate ERM goal, related to the continued advancement of the ERM function, for the CRO which is weighted at 25 percent of the CRO's total annual incentive opportunity.

2012 - 2014 Transitional Executive Long-term Incentive Plan (Transition Plan)
The Transition Plan was adopted to assist in the transition of our executive incentive plan from two incentive plans (short-term and long-term) to a single plan with a deferred component. The Transition Plan is only applicable to the 2012 – 2014 period. It bridges the participants’ cash compensation levels in 2015 to close what otherwise would be a gap in compensation until the deferred component of the 2012 Incentive Plan is fully implemented in 2016. The award levels and performance measures are consistent with the previous Executive Long-Term Incentive (LTI) Plan described below.

The Board established the following 2012 - 2014 Transition Plan goals and related incentive weights for each goal:

OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 30%

RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	Weight: 30%

MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity (MVE) to Par Value of Regulatory Capital Stock	Weight: 30%

MARKET PENETRATION:
Ratio of Member Advances to Member Assets	Weight: 10%

Residual Long-Term Non-Equity Incentive Plan Compensation
The former LTI Plan was a cash-based, performance unit plan designed to promote higher levels of performance and long-term employment retention by selected executive and senior officers, including the Named Executive Officers, for accomplishing Board-approved long-term goals. Since the LTI Plan was initially created, the Board had established a new three-year performance period annually, commencing each January 1, so that three overlapping performance periods are in effect at one time. However, on May 18, 2012, we received notification of the completion of the review by the Finance Agency of certain 2012 executive compensation actions, which effectively discontinued the LTI Plan for future plan periods beyond 2012 - 2014. As described above, a single Incentive Plan that incorporates both short and long-term components will remain.

The LTI goals for residual plan periods reflect desired financial, operational and public mission objectives measured over each three-year period, which we believe promotes and encourages long-term success and financial viability and thereby enhances stockholder value. Historically, the Board of Directors approved LTI goals in the areas of Operating Efficiency, Risk Adjusted Profitability, Market Penetration and Affordable Housing/Community Investment. In early 2010, the Board added a Market Capitalization goal beginning with the 2010-2012 performance period. Each approved LTI goal is assigned an incentive weight reflecting its relative importance and potential impact on the strategic long-term initiatives, and each is assigned a quantitative threshold, target and maximum level of performance.

At the beginning of each performance period, the Board established a base award opportunity for each executive officer in the form of a grant of a fixed number of performance units, with an assigned value of $100 per unit, equal to a percentage of the participant's base salary. The value of each performance unit then fluctuates as a function of the actual performance in comparison with the performance levels established for each LTI goal. Generally, the higher the level of an executive officer's organizational responsibility, the higher the LTI award opportunity. The award opportunity established for each executive officer for target performance is designed to be comparable with the LTI opportunities available to executives with similar duties and responsibilities at other financial institutions, primarily other FHLBanks, and generally consistent with our market check.

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

If, however, actual performance fails to meet the threshold (minimum) level for the Affordable Housing/Community Investment goal, no residual LTI award is paid to any participant for that performance period. If actual performance falls below the threshold level of performance for any other LTI goal, no payment is made for that goal. If actual performance exceeds the performance maximum for an LTI goal, only the maximum for that goal is paid. The Board has sole discretion to increase or decrease LTI awards up to 10 percent to recognize performance not captured by the total achievement level of the LTI goals.

During 2012, the Board, the Committee and the President periodically reviewed progress toward LTI goals for each remaining performance period. At its January 2013 meeting, following certification of the performance results for the 2010 - 2012 performance period and in accordance with those results, the Board authorized the distribution of LTI Plan payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 64 percent of the available maximum incentive opportunity for FHLBank goals. The LTI Plan payments for the residual 2010 - 2012 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents the incentive weights, target performance level, and the actual results achieved for the 2010 - 2012 LTI goals.

	Incentive Weight	Target Performance	Results Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	25%	2nd quartile	1 of 12
RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	25%	2nd quartile	2 of 12
MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity (MVE) to Par Value of Regulatory Capital Stock	25%	95%	114%
MARKET PENETRATION:
Ratio of Member Advances to Member Assets	25%	5.50%	3.81%
	Multiplier	Target Performance	Results Achieved
AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	+/- 10%	32.00%	29.72%

At the January 2013 meeting, the Board also reviewed the measurements and achievement levels for each LTI goal for the remaining three-year performance periods operating concurrently. Based on the results to date, we project an achievement level between the target and maximum levels of performance for the 2011 - 2013 and 2012 - 2014 performance periods.

Non-Equity Incentive Plan Compensation Grants - 2012
The following table provides information on grants made under the 2012 Incentive Plan and the 2012 - 2014 Transition Plan.

2012 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan	Grant Date	Threshold	Target	Maximum
Current Named Executive Officers:
Andrew S. Howell	Incentive Plan (1)	March 15, 2012	$220,073	$330,108	$440,145
	Transition Plan	March 15, 2012	69,973	155,496	256,568

Donald R. Able	Incentive Plan (1)	March 15, 2012	94,649	149,396	204,144
	Transition Plan	March 15, 2012	31,649	70,330	116,044

Carole L. Cossé	Incentive Plan (1)	March 15, 2012	89,100	148,500	207,900
	Transition Plan	March 15, 2012	26,730	59,400	98,010

R. Kyle Lawler	Incentive Plan (1)	March 15, 2012	91,598	144,591	197,582
	Transition Plan	March 15, 2012	30,604	68,009	112,214

Stephen J. Sponaugle	Incentive Plan (1)	March 15, 2012	66,420	110,700	154,980
	Transition Plan	March 15, 2012	19,926	44,280	73,062

Former Named Executive Officer:
David H. Hehman (2)	Incentive Plan	March 15, 2012	134,824	202,235	269,647
	Transition Plan	March 15, 2012	11,996	26,658	43,986

(1)
For current Named Executive Officers, 50 percent of the estimated future payout will be awarded in cash following the plan year. The other 50 percent of the estimated future payout will be mandatorily deferred for three years after the end of the Plan year. The final value of the deferred award can be increased, decreased or remain the same based on the achievement level of the deferred goals during the three-year period. Refer to the "Incentive Compensation Plan (Non-Equity)" section above for further detail.

(2)
Mr. Hehman's estimated future payouts under the Incentive Plan and Transition Plan were pro-rated based on his retirement date of June 1, 2012. As such, he is ineligible for the 2013 - 2015 deferred portion of the estimated future payout under the Incentive Plan.

Retirement Benefits
We maintain a comprehensive retirement program for executive officers comprised of two qualified retirement plans - a defined benefit plan and a defined contribution plan - and a non-qualified pension plan. For our qualified plans, we participate in the Pentegra Defined Benefit Plan for Financial Institutions and the Pentegra Defined Contribution Plan for Financial Institutions. The non-qualified plan, the Benefit Equalization Plan (BEP), restores benefits that eligible highly compensated employees would have received were it not for Internal Revenue Service limitations on benefits from the defined benefit plan (DB/BEP). Generally, benefits under the BEP vest and are payable according to the corresponding provisions of the qualified plans.

The plans provide benefits based on a combination of an employee's tenure and annual compensation. As such, the benefits provided by the plans are one component of the total compensation opportunity for executive officers and, the Board believes, serve as valuable retention tools since retirement benefits increase as executives' tenure and compensation with the FHLBank grow.

Qualified Defined Benefit Pension Plan. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB) is a funded tax-qualified plan that is maintained on a non-contributory basis, i.e., employee contributions are not required. Participants' pension benefits vest upon completion of five years of service.

The pension benefits payable under the Pentegra DB plan are determined using a pre-established formula that provides a single life annuity payable monthly at age 65 or normal retirement. The benefit formula for employees hired prior to January 1, 2006, which includes all Named Executive Officers, is 2.5 percent for each year of benefit service multiplied by the highest three-year average compensation. Average compensation is defined as base salary and annual incentive compensation and excludes any deferred incentive payments or payments received from the LTI Plan. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as age 45. The Pentegra DB plan also provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option.

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

2012 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits	Payments During Year Ended December 31, 2012
Current Named Executive Officers:
Andrew S. Howell	Pentegra DB	22.50	$1,223,000	$—
	DB/BEP	22.50	1,581,000	—

Donald R. Able	Pentegra DB	31.42	1,494,000	—
	DB/BEP	31.42	1,094,000	—

Carole L. Cossé	Pentegra DB	32.92	2,552,000	—
	DB/BEP	32.92	2,648,000	—

R. Kyle Lawler	Pentegra DB	11.50	721,000	—
	DB/BEP	11.50	288,000	—

Stephen J. Sponaugle	Pentegra DB	19.33	1,003,000	—
	DB/BEP	19.33	136,000	—

Former Named Executive Officer:
David H. Hehman	Pentegra DB	34.42	198,000	2,198,000
	DB/BEP	34.42	11,351,000	1,580,000

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

Qualified Defined Contribution Plan. The Pentegra Defined Contribution Plan for Financial Institutions (Pentegra DC) is a tax-qualified defined contribution plan to which we make tenure-based matching contributions. Matching contributions begin upon completion of one year of employment and subsequently increase based on length of employment to a maximum of six percent of eligible compensation. Eligible compensation in the Pentegra DC plan is defined as base salary and annual bonus (STI compensation) and excludes any deferred incentive payments or payments received from the LTI Plan.

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

Fringe Benefits and Perquisites
Executive officers are eligible to participate in the traditional fringe benefit plans made available to all other employees, including participation in the pension plans, medical, dental and vision insurance program and group term life and long term disability (LTD) insurance plans, as well as annual leave (i.e., vacation) and sick leave policies. Executives participate in our subsidized medical, dental and vision insurance and group term life and LTD insurance programs on the same basis and terms as all of our employees. However, executives are required to pay higher premiums for medical coverage. Executive officers also receive on-site parking at our expense.

In accordance with Board policy, the perquisites provided by the FHLBank represent a small fraction of an executive officer's annual compensation and are provided in accordance with market practices for executives in similar positions and with similar responsibilities. During 2012, the current and former President were each provided with an FHLBank-owned vehicle for their business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer's personal use of an FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. We also maintain a membership in our President's name in an airline waiting area designated for frequent travelers. During 2012, these perquisites, which included certain retirement gifts, totaled $32,878 for Mr. Hehman, as shown in the Summary Compensation Table. Perquisites did not individually or collectively exceed $10,000 for any other Named Executive Officer and are therefore excluded from the Summary Compensation Table.

Other than normal pension benefits and eligibility to participate in our retiree supplemental benefits program (if hired prior to August 1, 1990), no perquisites or other special benefits are provided to our executive officers in the event of a change in control, resignation, retirement or other termination of employment.

President and Chief Executive Officer Retirement

In January 2012, David H. Hehman announced his retirement as President and Chief Executive Officer effective June 1, 2012. Mr. Hehman joined the FHLBank in 1977 and had served as President and Chief Executive Officer since 2003. Upon his retirement, Mr. Hehman was eligible to receive his pension plan benefit (qualified and non-qualified) and defined contribution account balance. Additionally, Mr. Hehman received all accrued but unused vacation, and had the option to convert his life and long-term disability insurance coverages to individual coverage policies at his expense. Because Mr. Hehman was hired prior to August 1, 1990 and met the “Rule of 80” with respect to his age and years of service, he had the option to participate in the supplemental retiree benefits program which includes medical coverage subject to payment of current retiree health insurance premiums and $5,000 in life insurance paid for annually by the FHLBank.

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

We have a severance policy under which employees, including executive officers, may receive benefits in the event of termination of employment resulting from job elimination, substantial job modification, job relocation or a planned reduction in staff that causes an involuntary termination of employment. Under this policy, an officer is entitled to one month's pay for every full year of employment, pro-rated for partial years of employment, with a minimum of one month and a maximum of six months' severance pay. At our discretion, executive officers and employees receiving benefits under this policy may also receive outplacement assistance as well as continuation of health insurance coverage on a limited basis.

We have no termination of employment, severance or change-in-control arrangements with any Named Executive Officer.

COMPENSATION COMMITTEE REPORT

The Personnel and Compensation Committee of the Board of Directors (the Committee) of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:
The Committee has reviewed and discussed the 2012 Compensation Discussion and Analysis set forth above with the FHLBank's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Carl F. Wick (Chair)
Grady P. Appleton
B. Proctor Caudill, Jr. (Vice Chair)
Leslie D. Dunn
Charles J. Koch
Michael R. Melvin
William J. Small

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

To appropriately compensate directors for fulfilling their increasing responsibilities, 2013 fees were increased so as to continue to attract and retain valued guidance and expertise, and recognize the increasing time directors spend on behalf of the FHLBank. The following table sets forth the per meeting fees and the annual caps for 2012 and 2013:

	2012		2013
	Per Meeting Fee	Annual Cap	Per Meeting Fee	Annual Cap
Chair	$9,750	$78,000	$12,250	$98,000
Vice Chair	8,625	69,000	10,625	85,000
Other Members	7,000	56,000	8,750	70,000

In addition, annual fees are paid as follows for certain Board Committee assignments that involve significant time and responsibilities.

	2012	2013
Audit Committee:
Chair	$15,000	$17,000
Other members	8,000	9,500
Finance and Market Risk Management Committee:
Chair	12,000	14,000
Other members	6,000	7,000
All other committees:
Chair	12,000	14,000

In 2013, in addition to the per meeting and committee fees above, the Board Chair will receive $10,000 as compensation for chairing the Council of FHLBanks. However, excluding the Council of FHLBanks fee, the Board Chair does not receive additional compensation for chairing any committee and no director may receive fees totaling more than the annual amount paid to the Board Chair. Committee members are required to attend 75 percent of all the respective committee meetings or the fee is paid pro-rata based on their attendance ratio.

During 2012, total directors' fees and travel expenses incurred by the FHLBank were $1,133,284 and $258,103, respectively.

With prior approval, our current Travel Policy permits a spouse to accompany a director on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2012, there were 12 directors that received reimbursement for spousal travel expenses.

The following table sets forth the meeting fees earned by each director and expenses paid to each director for the year ended December 31, 2012.

2012 Directors Compensation Table

Name	Fees Earned or Paid in Cash	Total Expenses (1)	Total
Grady P. Appleton	$64,000	$384	$64,384
B. Proctor Caudill, Jr., Vice Chair	69,000	1,123	70,123
James R. DeRoberts	64,000	—	64,000
Mark N. DuHamel	68,284	—	68,284
Leslie D. Dunn	76,000	1,024	77,024
James A. England	64,000	598	64,598
J. Lynn Greenstein	62,000	—	62,000
Stephen D. Hailer	76,000	1,875	77,875
Charles J. Koch	49,000	1,686	50,686
Michael R. Melvin	62,000	487	62,487
Donald J. Mullineaux	62,000	2,247	64,247
Alvin J. Nance	56,000	855	56,855
Charles J. Ruma	74,000	—	74,000
William J. Small	70,000	678	70,678
William S. Stuard, Jr.	62,000	635	62,635
Billie W. Wade	77,000	—	77,000
Carl F. Wick, Chair	78,000	970	78,970
Total	$1,133,284	$12,562	$1,145,846

(1)	Total expenses are comprised of spousal travel expenses reimbursed to the director by the FHLBank; directors' travel expenses are not included.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2011 and 2012.

	Number of Meetings Held
Meeting Type	2011	2012
Board Meeting	12	10
Audit Committee	13	11
Finance and Risk Management Committee	6	7
Governance	4	3
Housing and Community Development Committee	4	4
Personnel and Compensation Committee	5	7

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel and Compensation Committee of the Board of Directors is charged with responsibility for the FHLBank's compensation policies and programs. None of the 2012 or 2013 Personnel and Compensation Committee members are or previously were officers or employees of the FHLBank. Additionally, none of the FHLBank's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank's Personnel and Compensation Committee or Board of Directors. This Committee was and is composed of the following members:

2012	2013
Carl F. Wick (Chair)	Carl F. Wick (Chair)
Grady P. Appleton	Grady P. Appleton
B. Proctor Caudill, Jr. (Vice Chair)	B. Proctor Caudill, Jr. (Vice Chair)
Stephen D. Hailer	Leslie D. Dunn
Charles J. Koch	Charles J. Koch
Michael R. Melvin	Michael R. Melvin
William J. Small

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2013 and includes any known affiliates that are members of the FHLBank:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$1,093,000	25%	10,930,000
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	592,241	14	5,922,408
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45202	400,619	9	4,006,191

The following table lists capital stock outstanding as of February 28, 2013 held by member institutions that have an officer or director who serves as a director of the FHLBank:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
FirstMerit Bank, N.A.	111 Cascade Plaza, 7th Floor Akron, OH 44308	$119,145	2.7%
Nationwide (1)	One Nationwide Plaza Columbus, OH 43215	70,340	1.6
First Federal Bank of the Midwest	601 Clinton Street Defiance, OH 43512	19,340	0.4
Kentucky Bank	401 Main Street Paris, KY 40361	6,731	0.2
F&M Bank	50 Franklin Street Clarksville, TN 37040	3,353	0.1
Perpetual Federal Savings Bank	120 North Main Street Urbana, OH 43078	3,044	0.1
First Federal Bank of Ohio	140 North Columbus Street Galion, OH 44833	1,902	0.0
First Farmers Bank and Trust Company	127 North Thomas Street Owenton, KY 40359	1,617	0.0
Middlefork Financial Group (2)	22023 Main Street Hyden, KY 41749	1,593	0.0
The Arlington Bank	777 Goodale Boulevard, #200 Columbus, OH 43212	1,025	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
The Plateau Group (3)	2701 North Main Street Crossville, TN 38555	74	0.0

(1)	Includes Nationwide Bank, Nationwide Life Insurance Co., and Nationwide Mutual Insurance Co., which are FHLBank members.

(2)	Includes three subsidiaries (Hyden Citizens Bank, Farmers State Bank and Farmers & Traders Bank of Campton), which are FHLBank members.

(3)	Includes two subsidiaries (Plateau Casualty Insurance Company and Plateau Insurance Company), which are FHLBank members.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

See also “Item 11. Executive Compensation - Compensation Committee Interlocks and Insider Participation.”

Review and Approval of Related Persons Transactions. Ordinary course transactions with Directors' Financial Institutions and with members holding five percent or more of our capital stock are reviewed and approved by our management in the normal course of events so as to assure compliance with Finance Agency Regulations.

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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2012 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2012 and 2011 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2012	2011
Audit fees	$671	$669
Audit-related fees	84	143
Tax fees	—	—
All other fees	—	—
Total fees	$755	$812

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

The FHLBank paid additional fees to PricewaterhouseCoopers, LLP in the form of assessments paid to the Office of Finance. The FHLBank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. These assessments, which totaled $46,000 and $44,000 in 2012 and 2011, respectively, are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8 above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2012 and 2011
Statements of Income for the years ended December 31, 2012, 2011 and 2010
Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Statements of Capital for the years ended December 31, 2012, 2011 and 2010
Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of March 2013.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 21st day of March 2013.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Donald R. Able	Executive Vice President - Chief
Donald R. Able	Operating Officer (principal financial officer)

/s/ Grady P. Appleton*	Director
Grady P. Appleton

/s/ B. Proctor Caudill, Jr.*	Director (Vice Chair)
B. Proctor Caudill, Jr.

/s/ James R. DeRoberts*	Director
James R. DeRoberts

/s/ Mark N. DuHamel*	Director
Mark N. DuHamel

/s/ Leslie D. Dunn*	Director
Leslie D. Dunn

/s/ James A. England*	Director
James A. England

/s/ J. Lynn Greenstein*	Director
J. Lynn Greenstein

/s/ Charles J. Koch*	Director
Charles J. Koch

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ Thomas L. Moore*	Director
Thomas L. Moore

/s/ Donald J. Mullineaux*	Director
Donald J. Mullineaux

/s/ Alvin J. Nance*	Director
Alvin J. Nance

/s/ Charles J. Ruma*	Director
Charles J. Ruma

/s/ William J. Small*	Director
William J. Small

/s/ William S. Stuard, Jr.*	Director
William S. Stuard, Jr.

/s/ Billie W. Wade*	Director
Billie W. Wade

/s/ Carl F. Wick*	Director (Chair)
Carl F. Wick

* Pursuant to Power of Attorney

/s/ Andrew S. Howell
Andrew S. Howell
Attorney-in-fact

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through March 18, 2010	Form 10-K, filed March 18, 2010

4	Capital Plan, as amended through July 21, 2011	Form 8-K, filed August 5, 2011

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.5 (2)	Incentive Compensation Plan	Form 10-Q, filed August 9, 2012

10.6 (2)	Transitional Executive Long-Term Incentive Plan	Form 10-Q, filed August 9, 2012

10.7 (2)	Executive Long-Term Incentive Plan, as amended February, 2011	Form 10-K, filed March 18, 2011

10.8 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10 (2)	Form of indemnification agreement effective as of July 29, 2009 between the Federal Home Loan Bank and each of its directors and executive officers	Form 8-K, filed July 30, 2009

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	Furnished Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

(2)	Indicates management compensation plan or arrangement.