Form 10-Q
period 2013-03-31
Federal Home Loan Bank of Cincinnati
filed 2013-05-08
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
☐ Yes   ☒ No

As of April 30, 2013, the registrant had 47,751,041 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$343,785	$16,423
Interest-bearing deposits	125	151
Securities purchased under agreements to resell	2,950,000	3,800,000
Federal funds sold	3,600,000	3,350,000
Investment securities:
Trading securities	1,841	1,922
Available-for-sale securities	500,044	—
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2013 and December 31, 2012, respectively, that may be repledged) (a)	13,720,233	12,798,448
Total investment securities	14,222,118	12,800,370
Advances	58,282,314	53,943,961
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	7,227,313	7,548,019
Less: allowance for credit losses on mortgage loans	14,832	17,907
Mortgage loans held for portfolio, net	7,212,481	7,530,112
Accrued interest receivable	83,780	83,904
Premises, software, and equipment, net	9,373	9,143
Derivative assets	4,834	5,877
Other assets	20,225	22,209
TOTAL ASSETS	$86,729,035	$81,562,150
LIABILITIES
Deposits:
Interest bearing	$1,083,726	$1,158,252
Non-interest bearing	17,844	18,353
Total deposits	1,101,570	1,176,605
Consolidated Obligations, net:
Discount Notes	34,075,772	30,840,224
Bonds (includes $2,002,068 and $3,402,366 at fair value under fair value option at March 31, 2013 and December 31, 2012, respectively)	45,937,144	44,345,917
Total Consolidated Obligations, net	80,012,916	75,186,141
Mandatorily redeemable capital stock	133,955	210,828
Accrued interest payable	120,946	106,885
Affordable Housing Program payable	87,514	82,672
Derivative liabilities	108,930	114,888
Other liabilities	144,957	147,362
Total liabilities	81,710,788	77,025,381
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 44,666 shares at March 31, 2013 and 40,106 shares at December 31, 2012	4,466,550	4,010,622
Retained earnings:
Unrestricted	491,607	479,253
Restricted	71,330	58,628
Total retained earnings	562,937	537,881
Accumulated other comprehensive loss	(11,240)	(11,734)
Total capital	5,018,247	4,536,769
TOTAL LIABILITIES AND CAPITAL	$86,729,035	$81,562,150

(a)	Fair values: $14,058,463 and $13,177,117 at March 31, 2013 and December 31, 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
INTEREST INCOME:
Advances	$70,952	$59,989
Prepayment fees on Advances, net	452	3,419
Interest-bearing deposits	74	127
Securities purchased under agreements to resell	859	714
Federal funds sold	2,001	799
Trading securities	8	9,975
Available-for-sale securities	30	1,595
Held-to-maturity securities	69,626	81,237
Mortgage loans held for portfolio	73,208	88,597
Loans to other FHLBanks	3	1
Total interest income	217,213	246,453
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	10,126	3,927
Consolidated Obligations - Bonds	129,816	157,836
Deposits	86	86
Loans from other FHLBanks	5	—
Mandatorily redeemable capital stock	1,623	3,476
Other borrowings	—	1
Total interest expense	141,656	165,326
NET INTEREST INCOME	75,557	81,127
(Reversal) provision for credit losses	(2,500)	1,410
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	78,057	79,717
OTHER NON-INTEREST INCOME (LOSS):
Net gains (losses) on trading securities	1	(8,880)
Net gains on Consolidated Obligation Bonds held under fair value option	532	2,621
Net gains on derivatives and hedging activities	4,345	3,754
Other, net	2,827	1,838
Total other non-interest income (loss)	7,705	(667)
OTHER EXPENSE:
Compensation and benefits	8,367	8,391
Other operating	3,984	3,537
Finance Agency	1,088	1,704
Office of Finance	1,089	816
Other	487	113
Total other expense	15,015	14,561
INCOME BEFORE ASSESSMENTS	70,747	64,489
Affordable Housing Program assessments	7,237	6,796
NET INCOME	$63,510	$57,693

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$63,510	$57,693
Other comprehensive income adjustments:
Net unrealized gains on available-for-sale securities	44	1,058
Pension and postretirement benefits	450	342
Total other comprehensive income adjustments	494	1,400
Total comprehensive income	$64,004	$59,093

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2011	31,259	$3,125,895	$432,530	$11,683	$444,213	$(11,001)	$3,559,107
Proceeds from sale of capital stock	307	30,712					30,712
Net shares reclassified to mandatorily redeemable capital stock	(157)	(15,704)					(15,704)
Comprehensive income			46,155	11,538	57,693	1,400	59,093
Dividends on capital stock:
Cash			(35,316)		(35,316)		(35,316)
BALANCE, MARCH 31, 2012	31,409	$3,140,903	$443,369	$23,221	$466,590	$(9,601)	$3,597,892

BALANCE, DECEMBER 31, 2012	40,106	$4,010,622	$479,253	$58,628	$537,881	$(11,734)	$4,536,769
Proceeds from sale of capital stock	4,742	474,153					474,153
Net shares reclassified to mandatorily redeemable capital stock	(182)	(18,225)					(18,225)
Comprehensive income			50,808	12,702	63,510	494	64,004
Dividends on capital stock:
Cash			(38,454)		(38,454)		(38,454)
BALANCE, MARCH 31, 2013	44,666	$4,466,550	$491,607	$71,330	$562,937	$(11,240)	$5,018,247

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net income	$63,510	$57,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,860	7,715
Change in net fair value adjustment on derivative and hedging activities	7,804	28,814
Net change in fair value adjustments on trading securities	(1)	8,880
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(532)	(2,621)
Other adjustments	(2,502)	1,400
Net change in:
Accrued interest receivable	139	(14,742)
Other assets	2,264	2,559
Accrued interest payable	14,296	(7,195)
Other liabilities	2,451	15,279
Total adjustments	27,779	40,089
Net cash provided by operating activities	91,289	97,782

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	32,288	64,965
Securities purchased under agreements to resell	850,000	(2,600,000)
Federal funds sold	(250,000)	(785,000)
Premises, software, and equipment	(797)	(179)
Trading securities:
Net increase in short-term	—	(231,230)
Proceeds from maturities of long-term	83	48
Available-for-sale securities:
Net increase in short-term	(500,000)	(91,183)
Held-to-maturity securities:
Net decrease (increase) in short-term	659	(1,180,072)
Proceeds from maturities of long-term	773,803	856,409
Purchases of long-term	(1,698,350)	(452,601)
Advances:
Proceeds	204,371,433	143,651,562
Made	(208,746,435)	(142,476,529)
Mortgage loans held for portfolio:
Principal collected	652,170	615,805
Purchases	(339,823)	(980,998)
Net cash used in investing activities	(4,854,969)	(3,609,003)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2013	2012
FINANCING ACTIVITIES:
Net (decrease) increase in deposits and pass-through reserves	$(76,190)	$150,870
Net payments on derivative contracts with financing elements	(11,562)	(44,433)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	47,052,712	48,407,843
Bonds	5,368,244	5,206,868
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(43,820,701)	(47,468,707)
Bonds	(3,762,062)	(4,742,556)
Proceeds from issuance of capital stock	474,153	30,712
Payments for redemption of mandatorily redeemable capital stock	(95,098)	(20,471)
Cash dividends paid	(38,454)	(35,316)
Net cash provided by financing activities	5,091,042	1,484,810
Net increase (decrease) in cash and cash equivalents	327,362	(2,026,411)
Cash and cash equivalents at beginning of the period	16,423	2,033,944
Cash and cash equivalents at end of the period	$343,785	$7,533
Supplemental Disclosures:
Interest paid	$129,497	$171,508
AHP payments, net	$2,395	$2,454

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2013 are not necessarily indicative of operating results for the full year.

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

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. This guidance requires the FHLBank to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by component. These amounts would be presented only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the FHLBank is required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for the FHLBank for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures, and did not affect the FHLBank's financial condition, results of operations or cash flows.

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance was amended on January 31, 2013 by the FASB to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The FHLBank will be required to disclose both gross and net information about derivative, repurchase and security lending instruments, which meet these criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in additional financial statement disclosures, and did not affect the FHLBank's financial condition, results of operations, or cash flows.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. This guidance establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements of the advisory bulletin will be effective for the FHLBank beginning January 1, 2014, and the charge-off requirements will be effective for the FHLBank beginning January 1, 2015. The FHLBank is currently assessing the provisions of this advisory bulletin and has not yet determined the effect, if any, that this guidance will have on the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	March 31, 2013	December 31, 2012
	Fair Value	Fair Value
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$1,841	$1,922
Total	$1,841	$1,922

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Gains (Losses) on Trading Securities (in thousands)

	Three Months Ended March 31,
	2013	2012
Net gains (losses) on trading securities held at period end	$1	$(8,586)
Net losses on securities matured during the period	—	(294)
Net gains (losses) on trading securities	$1	$(8,880)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$500,000	$44	$—	$500,044
Total	$500,000	$44	$—	$500,044

There were no available-for-sale securities outstanding as of December 31, 2012.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2013
Year of Maturity	Amortized Cost	Fair Value
Due in one year or less	$500,000	$500,044

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

March 31, 2013
Amortized cost of available-for-sale securities:
Fixed-rate	$500,000

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio during the three months ended March 31, 2013 or 2012.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2013
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (2)	$25,579	$—	$(1)	$25,578
Total non-mortgage-backed securities	25,579	—	(1)	25,578
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,357,198	7,349	—	1,364,547
GSE residential mortgage-backed securities (4)	12,337,456	334,984	(4,102)	12,668,338
Total mortgage-backed securities	13,694,654	342,333	(4,102)	14,032,885
Total	$13,720,233	$342,333	$(4,103)	$14,058,463

	December 31, 2012
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (2)	$26,238	$2	$—	$26,240
Total non-mortgage-backed securities	26,238	2	—	26,240
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,410,720	4,320	—	1,415,040
GSE residential mortgage-backed securities (4)	11,361,490	375,372	(1,025)	11,735,837
Total mortgage-backed securities	12,772,210	379,692	(1,025)	13,150,877
Total	$12,798,448	$379,694	$(1,025)	$13,177,117

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	March 31, 2013	December 31, 2012
Premiums	$38,670	$41,808
Discounts	(36,548)	(24,965)
Net purchased premiums	$2,122	$16,843

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2013
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Non-mortgage-backed securities:
GSE (1)	$25,578	$(1)	$—	$—	$25,578	$(1)
Total non-mortgage-backed securities	25,578	(1)	—	—	25,578	(1)
Mortgage-backed securities:
GSE residential mortgage-backed securities (2)	559,809	(4,102)	—	—	559,809	(4,102)
Total mortgage-backed securities	559,809	(4,102)	—	—	559,809	(4,102)
Total	$585,387	$(4,103)	$—	$—	$585,387	$(4,103)

	December 31, 2012
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
GSE residential mortgage-backed securities (2)	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)
Total	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)

(1)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2013		December 31, 2012
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$25,579	$25,578	$26,238	$26,240
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	25,579	25,578	26,238	26,240
Mortgage-backed securities (2)	13,694,654	14,032,885	12,772,210	13,150,877
Total	$13,720,233	$14,058,463	$12,798,448	$13,177,117

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2013	December 31, 2012
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$25,579	$26,238
Total amortized cost of non-mortgage-backed securities	25,579	26,238
Amortized cost of mortgage-backed securities:
Fixed-rate	10,531,369	9,509,167
Variable-rate	3,163,285	3,263,043
Total amortized cost of mortgage-backed securities	13,694,654	12,772,210
Total	$13,720,233	$12,798,448

Realized Gains and Losses. The FHLBank did not sell securities out of its held-to-maturity portfolio during the three months ended March 31, 2013 or 2012.

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

For its other U.S. obligations and government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of March 31, 2013, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at March 31, 2013.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2012.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At March 31, 2013 and December 31, 2012, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	March 31, 2013		December 31, 2012
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Overdrawn demand deposit accounts	$459	0.21%	$—	—%
Due in 1 year or less	6,008,461	0.82	12,178,645	0.48
Due after 1 year through 2 years	8,814,228	0.74	5,020,941	1.07
Due after 2 years through 3 years	7,797,061	0.55	6,505,107	0.73
Due after 3 years through 4 years	8,253,557	0.82	6,171,525	0.86
Due after 4 years through 5 years	9,096,719	0.84	9,131,953	0.88
Thereafter	18,028,567	0.62	14,612,607	0.74
Total par value	57,999,052	0.71	53,620,778	0.75
Commitment fees	(814)		(836)
Discounts on AHP Advances	(18,076)		(19,308)
Premiums	3,684		3,774
Discount	(15,899)		(13,578)
Hedging adjustments	314,367		353,131
Total	$58,282,314		$53,943,961

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher rate for the Advance relative to an equivalent maturity, non-callable Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2013 and December 31, 2012, the FHLBank had callable Advances (in thousands) of $9,805,376 and $12,012,609.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2013	December 31, 2012
Overdrawn demand deposit accounts	$459	$—
Due in 1 year or less	15,273,108	20,726,461
Due after 1 year through 2 years	6,537,812	3,563,705
Due after 2 years through 3 years	5,330,611	4,776,457
Due after 3 years through 4 years	6,259,501	3,746,205
Due after 4 years through 5 years	7,110,019	6,732,368
Thereafter	17,487,542	14,075,582
Total par value	$57,999,052	$53,620,778

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At March 31, 2013 and December 31, 2012, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,469,250 and $2,587,250.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	March 31, 2013	December 31, 2012
Overdrawn demand deposit accounts	$459	$—
Due in 1 year or less	8,414,011	14,792,295
Due after 1 year through 2 years	8,309,828	4,672,041
Due after 2 years through 3 years	7,752,061	6,193,507
Due after 3 years through 4 years	7,889,057	6,019,525
Due after 4 years through 5 years	8,002,569	8,125,303
Thereafter	17,631,067	13,818,107
Total par value	$57,999,052	$53,620,778

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	March 31, 2013	December 31, 2012
Fixed-rate (1)
Due in one year or less	$4,395,475	$9,412,060
Due after one year	8,127,141	8,224,609
Total fixed-rate	12,522,616	17,636,669
Variable-rate (1)
Due in one year or less	1,224,789	2,363,338
Due after one year	44,251,647	33,620,771
Total variable-rate	45,476,436	35,984,109
Total par value	$57,999,052	$53,620,778

(1)	Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At March 31, 2013 and December 31, 2012, 33 percent and 24 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

March 31, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$37,700	65%	JPMorgan Chase Bank, N.A.	$26,000	48%
U.S. Bank, N.A.	4,585	8	Fifth Third Bank	4,732	9
Total	$42,285	73%	U.S. Bank, N.A.	4,586	8
			PNC Bank, N.A. (1)	2,986	6
			Total	$38,304	71%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2013	December 31, 2012
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,601,982	$1,695,018
Fixed rate long-term single-family mortgage loans	5,439,877	5,671,123
Total unpaid principal balance	7,041,859	7,366,141
Premiums	171,975	164,243
Discounts	(3,723)	(3,605)
Hedging basis adjustments (2)	17,202	21,240
Total mortgage loans held for portfolio	$7,227,313	$7,548,019

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2013	December 31, 2012
Unpaid principal balance:
Conventional mortgage loans	$6,123,704	$6,382,835
Government-guaranteed/insured mortgage loans	918,155	983,306
Total unpaid principal balance	$7,041,859	$7,366,141

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,724	24%	Union Savings Bank	$1,984	27%
PNC Bank, N.A. (1)	1,695	24	PNC Bank, N.A. (1)	1,818	25
Guardian Savings Bank FSB	379	5	Guardian Savings Bank FSB	431	6
Total	$3,798	53%	Total	$4,233	58%

(1)	Former member.

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

Using a risk-based approach, the FHLBank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At March 31, 2013 and December 31, 2012, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2013 and December 31, 2012, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the three months ended March 31, 2013 or 2012.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of March 31, 2013 or December 31, 2012. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At March 31, 2013 and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended March 31,
Allowance for credit losses:	2013	2012
Balance, beginning of period	$17,907	$20,750
Charge-offs	(575)	(1,160)
(Reversal) provision for credit losses	(2,500)	1,410
Balance, end of period	$14,832	$21,000

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	March 31, 2013	December 31, 2012
Collectively evaluated for impairment	$14,744	$17,775
Individually evaluated for impairment	$88	$132
Recorded investment, end of period:
Collectively evaluated for impairment	$6,313,305	$6,570,856
Individually evaluated for impairment	6,219	5,249
Total recorded investment	$6,319,524	$6,576,105

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

Table 9.3 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2013
LRA at beginning of year	$102,680
Additions	5,193
Claims	(1,016)
Scheduled distributions	(460)
LRA at end of period	$106,397

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2013
	Conventional MPP Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$54,933	$59,094	$114,027
Past due 60-89 days delinquent	18,547	18,593	37,140
Past due 90 days or more delinquent	72,038	37,594	109,632
Total past due	145,518	115,281	260,799
Total current mortgage loans	6,174,006	819,027	6,993,033
Total mortgage loans	$6,319,524	$934,308	$7,253,832
Other delinquency statistics:
In process of foreclosure, included above (1)	$61,530	$16,298	$77,828
Serious delinquency rate (2)	1.15%	4.04%	1.52%
Past due 90 days or more still accruing interest (3)	$71,796	$37,594	$109,390
Loans on non-accrual status, included above	$2,922	$—	$2,922

	December 31, 2012
	Conventional MPP Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$47,189	$60,056	$107,245
Past due 60-89 days delinquent	18,103	18,445	36,548
Past due 90 days or more delinquent	77,113	37,890	115,003
Total past due	142,405	116,391	258,796
Total current mortgage loans	6,433,700	883,381	7,317,081
Total mortgage loans	$6,576,105	$999,772	$7,575,877
Other delinquency statistics:
In process of foreclosure, included above (1)	$67,016	$15,843	$82,859
Serious delinquency rate (2)	1.17%	3.82%	1.52%
Past due 90 days or more still accruing interest (3)	$76,871	$37,890	$114,761
Loans on non-accrual status, included above	$2,538	$—	$2,538

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

The FHLBank did not have any real estate owned at March 31, 2013 or December 31, 2012.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank does not consider loans with SMI policies that have been discharged in Chapter 7 bankruptcy to be troubled debt restructurings. The FHLBank's troubled debt restructurings involve both loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and loans without SMI policies discharged in Chapter 7 bankruptcy. Under both types of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. The FHLBank had 32 and 26 modified loans considered troubled debt restructurings at March 31, 2013 and December 31, 2012, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	March 31, 2013	December 31, 2012
Conventional MPP Loans	$6,219	$5,249

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

	Three Months Ended March 31,
	2013	2012
Defaulted troubled debt restructurings:
Conventional MPP Loans	$—	$1,420

Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At March 31, 2013 and December 31, 2012, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	March 31, 2013			December 31, 2012
Conventional MPP loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$3,383	$3,321	$—	$2,798	$2,751	$—
With an allowance	2,836	2,808	88	2,451	2,423	132
Total	$6,219	$6,129	$88	$5,249	$5,174	$132

Table 9.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended March 31,
	2013		2012
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$5,852	$78	$2,885	$40

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

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk. The risks of derivatives only can be measured meaningfully on a portfolio basis that takes into account the derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

Table 10.1 summarizes the fair value of derivative instruments. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$6,427,875	$56,824	$331,939
Derivatives not designated as hedging instruments:
Interest rate swaps	2,433,000	2,289	10,698
Mortgage delivery commitments	111,546	123	359
Total derivatives not designated as hedging instruments	2,544,546	2,412	11,057
Total derivatives before netting and collateral adjustments	$8,972,421	59,236	342,996
Netting adjustments		(52,802)	(52,802)
Cash collateral and related accrued interest		(1,600)	(181,264)
Total collateral and netting adjustments (1)		(54,402)	(234,066)
Total derivative assets and total derivative liabilities		$4,834	$108,930

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$8,262,375	$66,836	$372,959
Derivatives not designated as hedging instruments:
Interest rate swaps	3,774,000	2,686	15,930
Mortgage delivery commitments	123,588	155	584
Total derivatives not designated as hedging instruments	3,897,588	2,841	16,514
Total derivatives before netting and collateral adjustments	$12,159,963	69,677	389,473
Netting adjustments		(61,900)	(61,900)
Cash collateral and related accrued interest		(1,900)	(212,685)
Total collateral and netting adjustments (1)		(63,800)	(274,585)
Total derivative assets and total derivative liabilities		$5,877	$114,888

(1)
Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 10.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended March 31,
	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$2,922	$3,454
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	4,231	4,586
Forward rate agreements	—	(3,049)
Net interest settlements	413	(1,223)
Mortgage delivery commitments	(3,221)	(14)
Total net gains related to derivatives not designated as hedging instruments	1,423	300
Net gains on derivatives and hedging activities	$4,345	$3,754

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended March 31,
2013	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$40,420	$(37,783)	$2,637	$(28,752)
Consolidated Bonds	(8,647)	8,932	285	8,488
Total	$31,773	$(28,851)	$2,922	$(20,264)
2012
Hedged Item Type:
Advances	$76,502	$(72,716)	$3,786	$(81,105)
Consolidated Bonds	1,279	(1,611)	(332)	8,881
Total	$77,781	$(74,327)	$3,454	$(72,224)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLBank enters into enforceable master netting arrangements for derivative instruments that contain provisions allowing the legal right of offset. When the FHLBank has the legal right of offset under these agreements, the FHLBank has elected to offset at the individual master agreement the gross derivative assets and gross derivative liabilities, and the related received or pledged cash collateral and associated accrued interest.

Table 10.4 presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank's master netting arrangements or similar agreements. At March 31, 2013 and December 31, 2012, the FHLBank did not receive or pledge any non-cash collateral. Any overcollateralization at an individual master agreement is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$59,113	$342,637
Gross amounts of offsetting adjustments	(54,402)	(234,066)
Net amounts after offsetting adjustments	4,711	108,571
Derivative instruments without legal right of offset	123	359
Net unsecured amount	$4,834	$108,930

	December 31, 2012
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$69,522	$388,889
Gross amounts of offsetting adjustments	(63,800)	(274,585)
Net amounts after offsetting adjustments	5,722	114,304
Derivative instruments without legal right of offset	155	584
Net unsecured amount	$5,877	$114,888

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to nonperformance by counterparties to its derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at March 31, 2013 and December 31, 2012, the FHLBank management did not anticipate any credit losses on its derivative agreements. See Note 18 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk and Note 19 for a discussion of a dispute with a past counterparty.

Certain of the FHLBank's interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all interest rate swaps with credit-risk-related contingent features that were in a liability position at March 31, 2013 was (in thousands) $289,835, for which the FHLBank had posted collateral with a fair value of (in thousands) $181,264 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $27,081 of collateral at fair value to its derivatives counterparties at March 31, 2013.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	March 31, 2013	December 31, 2012
Interest bearing:
Demand and overnight	$932,054	$1,014,399
Term	126,200	118,425
Other	25,472	25,428
Total interest bearing	1,083,726	1,158,252

Non-interest bearing:
Other	17,844	18,353
Total non-interest bearing	17,844	18,353
Total deposits	$1,101,570	$1,176,605

The average interest rate paid on interest bearing deposits was 0.03 percent in both of the three months ended March 31, 2013 and 2012.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $126,100 and $118,350 as of March 31, 2013 and December 31, 2012.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$20,341,450	0.74%	$18,656,450	0.82%
Due after 1 year through 2 years	10,291,500	0.96	11,371,500	0.83
Due after 2 years through 3 years	2,069,000	2.08	2,566,000	1.96
Due after 3 years through 4 years	2,722,000	2.37	2,550,000	2.62
Due after 4 years through 5 years	3,107,000	1.65	2,654,000	1.81
Thereafter	7,237,000	2.45	6,369,000	2.53
Index amortizing notes	46,100	5.07	56,162	5.08
Total par value	45,814,050	1.28	44,223,112	1.30

Premiums	92,169		80,956
Discounts	(20,416)		(18,851)
Hedging adjustments	49,273		58,334
Fair value option valuation adjustment and accrued interest	2,068		2,366

Total	$45,937,144		$44,345,917

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
March 31, 2013	$34,075,772	$34,085,246	0.12%
December 31, 2012	$30,840,224	$30,848,612	0.13%

(1)	Represents an implied rate without consideration of concessions.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	March 31, 2013	December 31, 2012
Par value of Consolidated Bonds:
Non-callable	$39,052,050	$36,724,112
Callable	6,762,000	7,499,000
Total par value	$45,814,050	$44,223,112

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2013	December 31, 2012
Due in 1 year or less	$26,258,450	$24,370,450
Due after 1 year through 2 years	10,646,500	11,466,500
Due after 2 years through 3 years	1,539,000	1,936,000
Due after 3 years through 4 years	1,812,000	1,860,000
Due after 4 years through 5 years	2,205,000	1,907,000
Thereafter	3,307,000	2,627,000
Index amortizing notes	46,100	56,162

Total par value	$45,814,050	$44,223,112

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2013	December 31, 2012
Par value of Consolidated Bonds:
Fixed-rate	$28,224,050	$29,393,112
Variable-rate	17,590,000	14,830,000
Total par value	$45,814,050	$44,223,112

At March 31, 2013 and December 31, 2012, 17 percent and 26 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $14,579 and $14,299 at March 31, 2013 and December 31, 2012. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $1,733 and $5,325 during the three months ended March 31, 2013 and 2012.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2012	$82,672
Expense (current year additions)	7,237
Subsidy uses, net	(2,395)
Balance at March 31, 2013	$87,514

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	March 31, 2013		December 31, 2012
	Required	Actual	Required	Actual

Risk-based capital	$444,311	$5,163,442	$488,754	$4,759,331
Capital-to-assets ratio (regulatory)	4.00%	5.95%	4.00%	5.84%
Regulatory capital	$3,469,161	$5,163,442	$3,262,486	$4,759,331
Leverage capital-to-assets ratio (regulatory)	5.00%	8.93%	5.00%	8.75%
Leverage capital	$4,336,451	$7,745,163	$4,078,108	$7,138,997

Restricted Retained Earnings. At March 31, 2013 and December 31, 2012 the FHLBank had (in thousands) $71,330 and $58,628 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2012	$210,828
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	14,618
Other redemptions	3,607
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(95,098)
Balance, March 31, 2013	$133,955

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2013	December 31, 2012
Due in 1 year or less	$2,026	$1,750
Due after 1 year through 2 years	126,155	207,439
Due after 2 years through 3 years	130	130
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	4,191	—
Past contractual redemption date due to remaining activity(1)	1,453	1,509
Total par value	$133,955	$210,828

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2013 and 2012.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2011	$(1,014)	$(9,987)	$(11,001)
Other comprehensive income before reclassification:
Net unrealized gains	1,058	—	1,058
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	342	342
Net current period other comprehensive income	1,058	342	1,400
BALANCE MARCH 31, 2012	$44	$(9,645)	$(9,601)

BALANCE, DECEMBER 31, 2012	$—	$(11,734)	$(11,734)
Other comprehensive income before reclassification:
Net unrealized gains	44	—	44
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	450	450
Net current period other comprehensive income	44	450	494
BALANCE MARCH 31, 2013	$44	$(11,284)	$(11,240)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,229,000 and $1,089,000 in the three months ended March 31, 2013 and 2012, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $352,000 and $341,000 in the three months ended March 31, 2013 and 2012, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$112	$139	$19	$15
Interest cost	250	253	65	57
Amortization of net loss	450	336	—	6
Net periodic benefit cost	$812	$728	$84	$78

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2013
Net interest income	$48,605	$26,952	$75,557
Reversal for credit losses	—	(2,500)	(2,500)
Net interest income after reversal for credit losses	48,605	29,452	78,057
Other income (loss)	10,925	(3,220)	7,705
Other expenses	12,911	2,104	15,015
Income before assessments	46,619	24,128	70,747
Affordable Housing Program assessments	4,824	2,413	7,237
Net income	$41,795	$21,715	$63,510
Average assets	$77,016,706	$7,403,669	$84,420,375
Total assets	$79,489,178	$7,239,857	$86,729,035

2012
Net interest income	$51,683	$29,444	$81,127
Provision for credit losses	—	1,410	1,410
Net interest income after provision for credit losses	51,683	28,034	79,717
Other income (loss)	2,394	(3,061)	(667)
Other expenses	12,548	2,013	14,561
Income before assessments	41,529	22,960	64,489
Affordable Housing Program assessments	4,500	2,296	6,796
Net income	$37,029	$20,664	$57,693
Average assets	$54,847,679	$7,998,737	$62,846,416
Total assets	$53,728,382	$8,247,833	$61,976,215

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2013 or 2012.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	March 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$343,785	$343,785	$343,785	$—	$—	$—
Interest-bearing deposits	125	125	—	125	—	—
Securities purchased under resale agreements	2,950,000	2,950,000	—	2,950,000	—	—
Federal funds sold	3,600,000	3,600,000	—	3,600,000	—	—
Trading securities	1,841	1,841	—	1,841	—	—
Available-for-sale securities	500,044	500,044	—	500,044	—	—
Held-to-maturity securities	13,720,233	14,058,463	—	14,058,463	—	—
Advances	58,282,314	58,315,195	—	58,315,195	—	—
Mortgage loans held for portfolio, net	7,212,481	7,499,270	—	7,436,133	63,137	—
Accrued interest receivable	83,780	83,780	—	83,780	—	—
Derivative assets	4,834	4,834	—	59,236	—	(54,402)

Liabilities:
Deposits	1,101,570	1,101,415	—	1,101,415	—	—
Consolidated Obligations:
Discount Notes	34,075,772	34,077,620	—	34,077,620	—	—
Bonds (2)	45,937,144	46,578,516	—	46,578,516	—	—
Mandatorily redeemable capital stock	133,955	133,955	133,955	—	—	—
Accrued interest payable	120,946	120,946	—	120,946	—	—
Derivative liabilities	108,930	108,930	—	342,996	—	(234,066)

Other:
Standby bond purchase agreements	—	3,251	—	3,251	—	—

(1)
    Amounts represent the effects of legally enforceable master netting agreements that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Includes (in thousands) $2,002,068 of Consolidated Bonds recorded under the fair value option at March 31, 2013.

	December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$16,423	$16,423	$16,423	$—	$—	$—
Interest-bearing deposits	151	151	—	151	—	—
Securities purchased under resale agreements	3,800,000	3,800,000	—	3,800,000	—	—
Federal funds sold	3,350,000	3,350,000	—	3,350,000	—	—
Trading securities	1,922	1,922	—	1,922	—	—
Held-to-maturity securities	12,798,448	13,177,117	—	13,177,117	—	—
Advances	53,943,961	54,070,350	—	54,070,350	—	—
Mortgage loans held for portfolio, net	7,530,112	7,860,090	—	7,790,290	69,800	—
Accrued interest receivable	83,904	83,904	—	83,904	—	—
Derivative assets	5,877	5,877	—	69,677	—	(63,800)

Liabilities:
Deposits	1,176,605	1,176,474	—	1,176,474	—	—
Consolidated Obligations:
Discount Notes	30,840,224	30,843,064	—	30,843,064	—	—
Bonds (2)	44,345,917	45,069,294	—	45,069,294	—	—
Mandatorily redeemable capital stock	210,828	210,828	210,828	—	—	—
Accrued interest payable	106,885	106,885	—	106,885	—	—
Derivative liabilities	114,888	114,888	—	389,473	—	(274,585)

Other:
Standby bond purchase agreements	—	1,198	—	1,198	—	—

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

Securities purchased under agreements to resell: The fair value approximates the carrying value. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented.

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

Trading securities: The FHLBank's trading portfolio generally consists of mortgage-backed securities issued by Ginnie Mae. Quoted market prices in active markets are not available for these securities.

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

Held-to-maturity securities: The FHLBank's held-to-maturity portfolio generally consists of discount notes issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities), and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security is determined by using the third-party vendor approach described above. In general, in order to determine the fair value of its non-mortgage backed securities, the FHLBank can use either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from third-party pricing vendors. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLBank believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured.

For its discount notes issued by Freddie Mac, and/or Fannie Mae, the FHLBank determines the fair value using the income approach. The market-observable interest rate curve used by the FHLBank includes the U.S. Government Agency Fair Value Curve.

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly-rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at March 31, 2013 or December 31, 2012.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at March 31, 2013 or December 31, 2012.

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

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at March 31, 2013 or December 31, 2012, by level within the fair value hierarchy.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring Fair Value Measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,841	$—	$1,841	$—	$—
Available-for-sale securities:
Certificates of deposit	500,044	—	500,044	—	—
Derivative assets:
Interest rate swaps	4,711	—	59,113	—	(54,402)
Mortgage delivery commitments	123	—	123	—	—
Total derivative assets	4,834	—	59,236	—	(54,402)
Total assets at fair value	$506,719	$—	$561,121	$—	$(54,402)

Recurring Fair Value Measurements - Liabilities
Consolidated Obligation Bonds (2)	$2,002,068	$—	$2,002,068	$—	$—
Derivative liabilities:
Interest rate swaps	108,571	—	342,637	—	(234,066)
Mortgage delivery commitments	359	—	359	—	—
Total derivative liabilities	108,930	—	342,996	—	(234,066)
Total liabilities at fair value	$2,110,998	$—	$2,345,064	$—	$(234,066)

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

Table 18.3 – Fair Value Option Financial Liabilities (in thousands)

	Three Months Ended March 31,
	2013	2012
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(3,402,366)	$(4,900,296)
New transactions elected for fair value option	—	(1,115,000)
Maturities and terminations	1,400,000	1,810,000
Net gains on instruments held under fair value option	532	2,621
Change in accrued interest	(234)	135
Balance at end of period	$(2,002,068)	$(4,202,540)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended March 31,
	2013	2012
	Consolidated Bonds	Consolidated Bonds
Interest expense	$(1,359)	$(2,891)
Net gains on changes in fair value under fair value option	532	2,621
Total changes in fair value included in current period earnings	$(827)	$(270)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of March 31, 2013 or December 31, 2012.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2013			December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$2,000,000	$2,002,068	$2,068	$3,400,000	$3,402,366	$2,366

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2013			December 31, 2012
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$11,391,637	$291,722	$11,683,359	$9,958,329	$193,635	$10,151,964
Commitments for standby bond purchases	173,595	189,170	362,765	313,055	66,760	379,815
Commitments to fund additional Advances	14,000	—	14,000	—	—	—
Commitment to purchase mortgage loans	111,546	—	111,546	123,588	—	123,588
Unsettled Consolidated Bonds, at par (1)	3,375,000	—	3,375,000	110,000	—	110,000
Unsettled Consolidated Discount Notes, at par (1)	7,833	—	7,833	750,000	—	750,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Legal Proceedings. The FHLBank is subject to legal proceedings arising in the normal course of business. In March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the automatic early termination of those transactions and the market value payment the FHLBank received when replacing the swaps with new swaps transacted with other counterparties. In May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLBank participated in a non-binding mediation in New York in August 2010, and counsel for the FHLBank continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. In April 2013 Lehman Brothers Special Financing Inc., through Lehman Brothers Holdings Inc. and the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and Its Affiliated Debtors, filed an adversary complaint in the United States Bankruptcy Court for the Southern District of New York against the FHLBank seeking (a) a declaratory judgment on the interpretation of certain provisions and the calculation of amounts due under the agreement governing the 2008 swap transactions described above, and (b) additional amounts alleged as due as part of the termination of such transactions. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously defend itself.

The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank's financial condition or results of operations.

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2013 or December 31, 2012. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the three months ended March 31.

Table 20.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2013	2012
Loans to other FHLBanks	$7,111	$3,297
Borrowings from other FHLBanks	16,667	—

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during three months ended March 31, 2013 or 2012. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2013		December 31, 2012
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$869	1.5%	$948	1.8%
MPP	35	0.5	41	0.6
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	230	5.0	229	5.4
Derivatives	—	—	—	—

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 21.2 - Capital Stock, Advances, and MPP Principal Balances to Members and Former Members (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2013	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,333	29%	$37,700	$—
U.S. Bank, N.A.	592	13	4,585	52
Fifth Third Bank	401	9	782	5
Total	$2,326	51%	$43,067	$57

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2012	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$865	20%	$26,000	$—
U.S. Bank, N.A.	592	14	4,586	55
Fifth Third Bank	401	9	4,732	6
Total	$1,858	43%	$35,318	$61

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings extended to any of these nonmember affiliates during the three months ended March 31, 2013 or 2012.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$86,729	$81,562	$67,171	$67,466	$61,976
Advances	58,282	53,944	36,002	35,095	27,177
Mortgage loans held for portfolio	7,228	7,548	7,866	8,114	8,237
Allowance for credit losses on mortgage loans	15	18	18	20	21
Investments (1)	20,772	19,950	23,170	23,359	26,419
Consolidated Obligations, net:
Discount Notes	34,076	30,840	31,535	30,539	27,076
Bonds	45,937	44,346	29,828	31,319	29,317
Total Consolidated Obligations, net	80,013	75,186	61,363	61,858	56,393
Mandatorily redeemable capital stock	134	211	219	265	270
Capital:
Capital stock - putable	4,466	4,010	3,428	3,259	3,141
Retained earnings	563	538	513	488	467
Accumulated other comprehensive loss	(11)	(11)	(9)	(9)	(10)
Total capital	5,018	4,537	3,932	3,738	3,598

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$75	$91	$83	$53	$81
(Reversal) provision for credit losses	(3)	—	(1)	—	1
Other income (loss)	8	(4)	(4)	22	(1)
Other expenses	15	15	15	14	14
Assessments	7	7	7	6	7
Net income	$64	$65	$58	$55	$58
Dividend payout ratio (2)	60.55%	61.00%	57.67%	60.41%	61.21%
Weighted average dividend rate (3)	4.25	4.75	4.25	4.25	4.50
Return on average equity	5.49	6.22	6.05	6.03	6.50
Return on average assets	0.31	0.36	0.34	0.34	0.37
Net interest margin (4)	0.36	0.51	0.49	0.33	0.52
Average equity to average assets	5.56	5.79	5.64	5.61	5.68
Regulatory capital ratio (5)	5.95	5.84	6.19	5.95	6.26
Operating expense to average assets	0.059	0.064	0.062	0.068	0.076

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2013	2012	2012	2013	2012	2012

Total Assets	$86,729	$61,976	$81,562	$84,420	$62,846	$66,702
Mission Asset Activity:
Advances (principal)	57,999	26,664	53,621	54,660	27,792	32,273
MPP:
Mortgage loans held for portfolio (principal)	7,042	8,079	7,366	7,208	7,850	7,821
Mandatory Delivery Contracts (notional)	112	152	124	115	432	260
Total MPP	7,154	8,231	7,490	7,323	8,282	8,081
Letters of Credit (notional)	11,683	4,218	10,152	11,308	4,472	4,584
Total Mission Asset Activity	$76,836	$39,113	$71,263	$73,291	$40,546	$44,938

In the first quarter of 2013, the FHLBank continued to effectively fulfill its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. As in the last few years, the vast majority of our members had limited demand for new Advance borrowings due to the tepid economic expansion and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System. However, we did experience substantial Advance growth from one newer, large-asset member.

Total assets at March 31, 2013 increased $5.2 billion (six percent) from year-end 2012, led by Advances. By contrast, average asset balances in the first three months of 2013 were $21.6 billion (34 percent) higher than the same period of 2012's average, mostly due to the substantial growth in Advances.

The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and the MPP – was $76.8 billion at March 31, 2013, an increase of $5.6 billion (eight percent) from year-end 2012. The growth was led by a $4.4 billion increase in the principal balance of Advances. Average Advance principal balances in the first three months of 2013 increased $26.9 billion (97 percent) from the same period of 2012.

The principal balance of mortgage loans held for portfolio in the MPP at March 31, 2013 fell $0.3 billion (four percent) from year-end 2012. The decline reflected the relatively high amount of principal paydowns and inactivity by the FHLBank's largest mortgage seller. During the first three months of 2013, the FHLBank purchased $0.3 billion of mortgage loans, while principal paydowns totaled $0.6 billion.

As of March 31, 2013, members funded on average 2.9 percent of their assets with Advances, and the penetration rate was relatively stable with almost 75 percent of members holding Mission Asset Activity. These ratios were similar to those of 2012. Also, the number of active sellers and participants, and member interest, in the MPP remained at strong levels.

Based on our earnings during the first quarter of 2013, we contributed $7 million to the Affordable Housing Program pool of funds to be awarded to members in 2014. In addition, the FHLBank continued its voluntary sponsorship of other housing programs with contributions to the Carol M. Peterson Housing Fund and the Disaster Reconstruction Program. In the first three months of the year, we disbursed $0.6 million under these programs.

Other Assets
The balance of investments at March 31, 2013 was $20.8 billion, an increase of $0.8 billion (four percent) from year-end 2012. Average investment balances were $21.9 billion in the first three months of 2013, a decrease of $4.4 billion (17 percent) from the same period in 2012.

At March 31, 2013 investments included $13.7 billion of mortgage-backed securities and $7.1 billion of other investments, which are mostly short-term liquidity instruments. We maintain an adequate amount of asset liquidity throughout the year under a variety of liquidity measures. All of our mortgage-backed securities held at March 31, 2013 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Capital
Capital adequacy continued to be strong in the first quarter of 2013, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at March 31, 2013 was 5.79 percent, while the regulatory capital-to-assets ratio was 5.95 percent. Both ratios were well above the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital increased $481 million and $404 million, respectively, in the first three months of 2013, primarily resulting from members' capital stock purchases to support Advance growth.

Total retained earnings were $563 million at March 31, 2013, an increase of $25 million (5 percent) from year-end 2012. Retained earnings were comprised of $492 million unrestricted and $71 million restricted.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2013	2012	2012

Net income	$64	$58	$235
Affordable Housing Program accrual	7	7	27
Return on average equity (ROE)	5.49%	6.50%	6.20%
Return on average assets	0.31	0.37	0.35
Weighted average dividend rate	4.25	4.50	4.44
Average 3-month LIBOR	0.29	0.51	0.43
Average overnight Federal funds effective rate	0.14	0.10	0.14
ROE spread to 3-month LIBOR	5.20	5.99	5.77
Dividend rate spread to 3-month LIBOR	3.96	3.99	4.01
ROE spread to Federal funds effective rate	5.35	6.40	6.06
Dividend rate spread to Federal funds effective rate	4.11	4.40	4.30

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

Using our current balance sheet and operating expense structure, we estimate that the long-term average ROE in a stable market and interest rate environment would be in the range of 2.50 to 3.50 percentage points above short-term interest rates. Ongoing factors influencing the current elevated trend level of ROE spread to market interest rates, compared to the long-term historical range, include the extremely low level of short-term rates, our continued ability to retire a large amount of high-cost Bonds before their final maturities, and muted acceleration of mortgage prepayment speeds.

The overall net income increase of $6 million in the first three months of 2013 compared to the same period of 2012 resulted from the following factors:

▪
Net interest income decreased $6 million in the first three months of 2013. This was the result of several unfavorable factors including, among others 1) replacing short-term lower-cost debt that funded fixed-rate mortgages with longer-term higher-cost debt to improve market risk positioning in the low interest rate environment, 2) narrower spreads on LIBOR-indexed assets funded by Consolidated Discount Notes, 3) a reduction in the amount of higher-coupon liquidity investments, 4) less earnings from investment of interest-free capital as interest rates continued to be at extremely low levels, and 5) a decline in balances on purchased mortgage loans held for portfolio.

The unfavorable factors for net interest income were partially offset by several favorable factors including, among others 1) higher interest income from growth in Advance balances, 2) lower net amortization, and 3) other asset-liability management actions, primarily calling a significant amount of high-cost debt before their final maturities and issuing new debt at lower rates over the prior 12 months.

▪
In the first three months of 2013, we recorded a $3 million reversal of credit losses in our Mortgage Purchase Program, compared to a $1 million provision for credit losses in the same period of 2012. The favorable $4 million impact was primarily due to improvements in the housing market and lower estimated loss severities.

▪	Other non-interest income improved $9 million in the first three months of 2013 compared to the same period of 2012 mostly due to various mark-to-market adjustments.

ROE decreased 1.01 percentage points even though net income increased because average capital increased by $1.1 billion, which diluted ROE as earnings were spread over a larger capital base.

Business Outlook and Risk Management

This section summarizes and updates from our 2012 Form 10-K filing our major current risk exposures and current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Strategic/Business Risk
Advances. We cannot predict the future trend of Advance demand for individual members or the broad membership base. Advance demand depends on, among other things, the state of the economy, conditions in the housing markets, actions of the Federal Reserve to change liquidity reserves and the money supply, the willingness and ability of financial institutions to expand lending, and regulatory initiatives. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply.

All of these conditions continue to exist. The increase in Advances over the last year has been driven primarily by the borrowings of a large-asset member. Aggregate Advance balances with other members declined in the first three months of 2013, but continued to experience little consistent directional trend, due to the tepid economic expansion and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System. We would expect to see a broad-based increase in Advance demand when the economy experiences a sustained improvement or if changes in Federal Reserve policy reduce other sources of liquidity available to our members. Additionally, there are $1.7 billion of Advances held by former members that will mature over the next several years.

MPP. Our strategy for the MPP continues to emphasize moderate growth and a prudent limit relative to capital. This strategy will help ensure that our exposure to market and credit risk remains consistent with our principle to maintain a moderate amount of risk. We will continue to emphasize recruiting community financial institution members and increasing the number of regular sellers.

The primary regulation currently affecting growth of MPP balances is that if our purchases in a calendar year exceed $2.5 billion, we are required to enact affordable housing goals for the MPP. We believe housing goals could be operationally costly to administer and could increase our credit risk exposure and reputational risk. As a result, we currently plan to limit our calendar year purchases to less than $2.5 billion as long as this regulatory requirement is in place.

Regulatory and Legislative Risk
The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, Mission Asset Activity, capitalization, and results of operations. The "Risk Factors" section of the 2012 Form 10-K provides details of some of the current and recent regulatory and legislative initiatives that could affect our business. We believe that the overall legislative and regulatory environment related to our company has raised our operating costs and imparted added uncertainty regarding the business model under which the FHLBanks may operate in the future, and by extension our future financial condition and results of operations.

Of particular current interest to us is an elevated regulatory focus on the FHLBanks' core mission activity of utilizing their GSE status to provide funding and liquidity in support of the housing markets. This focus is manifested in several regulatory initiatives, in revamped examination processes, and in evolving expectations of the Finance Agency about the proportion of assets held in activities considered core to the FHLBanks' mission. The Finance Agency is requiring each FHLBank to develop and submit by October 2013 an amendment to its strategic business plan that details targeted benchmark levels for identified core mission activities and actions to achieve and maintain such levels. We are developing such an amendment. We are unable at this time to determine if such a requirement will result in any significant changes to our business model, products or services, financial condition, or results of operations.

Risk Exposure
The FHLBank believes that its net liquidity position remained strong during the first quarter of 2013, as did its overall ability to fund operations through Consolidated Obligation issuances at acceptable interest costs. While there can be no assurances, we believe there is only a remote possibility of a funding or liquidity crisis in the FHLBank System that could impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends. The System continued to experience uninterrupted access on acceptable terms to the capital markets for its debt issuance and funding needs. Spreads on the System's longer-term Consolidated Obligations to U.S. Treasury rates and LIBOR did not change materially during the first quarter.

In the same period, market risk exposure was moderate, well within the FHLBank's policy limits, and consistent with the normal historical range. We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by four percentage points or more combined with short-term rates increasing to at least eight percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables or our business model. We believe such a scenario is extremely unlikely to occur.

Residual credit risk exposure from offering Advances, purchasing investments, and executing derivative transactions was limited, with no loan loss reserves or impairment required to be recorded for these instruments. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks.

Residual credit risk exposure in the mortgage loan portfolio continued to be moderate and manageable. The allowance for credit losses in the Mortgage Purchase Program was $15 million at March 31, 2013.

As of March 31, 2013, we held no private label mortgage-backed securities; all our mortgage-backed securities were issued and guaranteed by Fannie Mae or Freddie Mac, which we believe have the backing of the U.S. government, the National Credit Union Administration, or Ginnie Mae. For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices.

We collateralize most of the credit risk exposure resulting from interest rate swap transactions. The uncollateralized portion of our derivative asset position, which is normally relatively small, presents unsecured credit risk exposure to us.

The large increase over the prior twelve months in Advance borrowings from one member, JPMorgan Chase Bank, N.A.(JPMorgan), has substantially raised borrower concentration ratios compared with levels of the last several years. We assess concentration risks from business activity and we believe that the current concentration of Advance activity is consistent with our risk management philosophy. Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. The effect on market risk exposure from Advance concentration is moderate and mostly involves an inability to completely match the short-term repricing characteristics of the Advance activity from the member with exactly offsetting repricing characteristics of the funding. This exposes earnings to temporary fluctuations in short-term interest rates.

We believe the effect on credit risk exposure is minimal because of our application of normal credit risk mitigations, the most important of which is over-collateralization. In the extremely remote possibility that a high concentration member would fail, combined with the Federal Deposit Insurance Corporation's decision not to repay Advances, we would implement our plan to liquidate collateral to recover losses from losing principal and interest on the Advances balances. Finally, the increase in Advance concentration has had little effect on our capital adequacy because our Capital Plan requires the Advance growth from the member to be supported by new purchases of capital stock.

Capital Adequacy
We have always maintained compliance with our capital requirements. We believe that the amount of our retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or below safe levels. We believe members continue to place a high value on their capital investment in our company. Capital ratios at March 31, 2013 were well above the regulatory required minimum of four percent.

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

In the last several years, the tepid economic expansion has resulted in slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other important factors continuing to negatively impact demand for our credit services are the extremely low levels of interest rates and the Federal Reserve's ongoing actions to provide an extraordinary amount of liquidity to stimulate economic growth, as discussed elsewhere. These trends have limited many members' demand for Advances.

From December 31, 2011 to December 31, 2012 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions' grew $58.2 billion (5.1 percent) while their aggregate deposit balances rose $89.8 billion (4.9 percent). However, most of the loan growth in this period occurred from our largest members, which is consistent with nationwide trends in the last several years of increasing concentration of financial activity. Excluding the five members with assets over $50 billion of assets, aggregate loans increased only $4.8 billion (2.7 percent) in the 12-month period while aggregate deposits grew $6.1 billion (2.7 percent). We have no reason to believe that these trends changed materially in the first quarter of 2013.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following tables present key market interest rates (obtained from Bloomberg L.P.).

	Quarter 1 2013		Year 2012		Quarter 1 2012
	Ending	Average	Ending	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.09	0.14	0.09	0.14	0.09	0.10

3-month LIBOR	0.28	0.29	0.31	0.43	0.47	0.51
2-year LIBOR	0.42	0.41	0.39	0.50	0.57	0.59
5-year LIBOR	0.95	0.96	0.86	0.98	1.27	1.17
10-year LIBOR	2.01	2.01	1.84	1.88	2.29	2.12

2-year U.S. Treasury	0.24	0.25	0.25	0.27	0.33	0.28
5-year U.S. Treasury	0.77	0.81	0.72	0.75	1.04	0.89
10-year U.S. Treasury	1.85	1.93	1.76	1.78	2.21	2.02

15-year mortgage current coupon (1)	1.72	1.84	1.71	1.64	2.04	1.92
30-year mortgage current coupon (1)	2.65	2.57	2.22	2.54	3.10	2.90

15-year mortgage note rate (2)	3.02	2.97	2.86	3.15	3.23	3.19
30-year mortgage note rate (2)	3.79	3.72	3.52	3.84	3.99	3.92

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows in the first three months of 2013. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds. Intermediate- and long-term rates, especially those on fixed-rate mortgages, were moderately higher at March 31, 2013 than year-end 2012.

The interest rate trends had several effects on our results of operations in first quarter of 2013, as discussed in "Executive Overview" and "Results of Operations." The Federal Reserve has indicated that it currently plans to hold certain short-term rates at or near zero until at least mid-2015. This projection could change if actual economic growth or inflation, or its forecast thereof, accelerate. Future changes in long-term rates are more difficult to predict since the Federal Reserve has less control over these rates. As discussed in "Executive Overview" and the "Market Risk" section of "Quantitative and Qualitative Disclosures About Risk Management," we believe our market risk profile is positioned to remain moderate and our profitability competitive across a wide range of interest rate environments.

Despite the continued trend of declining intermediate- and long-term rates during the first three months of 2013, the interest rate environment remained favorable for our results of operations in terms of the spread between our level of profitability (ROE) and the levels of interest rates. This spread averaged 5.20 percentage points (relative to 3-month LIBOR) in the first quarter of 2013 and 5.99 percentage points in 2012.

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

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show annual and quarterly trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2013		December 31, 2012		March 31, 2012
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$45,280	78%	$35,578	66%	$9,659	36%
Other	196	—	406	1	155	1
Total	45,476	78	35,984	67	9,814	37

Fixed-Rate:
REPO	2,477	4	7,655	14	2,322	9
Regular Fixed Rate	4,928	9	4,573	9	4,940	19
Putable (2)	2,469	4	2,587	5	5,992	22
Convertible (2)	63	—	63	—	1,174	4
Amortizing/Mortgage Matched	2,311	4	2,353	4	2,209	8
Other	275	1	406	1	213	1
Total	12,523	22	17,637	33	16,850	63

Other Advances	—	—	—	—	—	—
Total Advances Principal	$57,999	100%	$53,621	100%	$26,664	100%

Letters of Credit (notional)	$11,683		$10,152		$4,218

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The increase in Advance balances in the first quarter of 2013 occurred mostly from borrowings by JPMorgan, which became a member in the second quarter of 2012. Aggregate Advance balances to other members declined in the first three months but continued to experience little consistent directional trend overall. Advance growth was comprised almost entirely of adjustable-rate LIBOR Advances.

We do not know if the Advance growth experienced in the second half of 2012 and the first quarter of 2013 will continue or develop into increased Advance usage by members more broadly. Economic factors continuing to limit Advance demand are discussed in "Conditions in the Economy and Financial Markets" and "Executive Overview." Additionally, former members hold $1.7 billion in Advances (three percent), of which approximately $1.1 billion are scheduled to mature by the end of 2014. When these are paid down, the former members will not be able to replace them with new Advances.

Members increased their available lines in the Letters of Credit program by $1.5 billion in the first three months of 2013. The lines rose principally because of more activity from a few large members who heavily use Letters of Credit and whose usage can be volatile. We believe these members increased usage of Letters of Credit in response to the year-end 2012 expiration of the government's Transaction Account Guarantee program. We generally earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
March 31, 2013			December 31, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

JPMorgan Chase Bank, N.A.	$37,700	65%	JPMorgan Chase Bank, N.A.	$26,000	48%
U.S. Bank, N.A.	4,585	8	Fifth Third Bank	4,732	9
Protective Life Insurance Company	1,222	2	U.S. Bank, N.A.	4,586	8
Western-Southern Life Assurance Co	1,070	2	PNC Bank, N.A. (1)	2,986	6
PNC Bank, N.A. (1)	1,033	2	Protective Life Insurance Company	1,071	2
Total of Top 5	$45,610	79%	Total of Top 5	$39,375	73%
(1)Former member.

The concentration ratio of the top five borrowers has increased in the last year. We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves operating efficiency, increases financial leverage and earnings, and may enable us over time to obtain more favorable funding costs and maintain competitively priced Mission Asset Activity.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2013	December 31, 2012
Average Advances-to-Assets for Members
Assets less than $1.0 billion (671 members)	2.89%	3.12%
Assets over $1.0 billion (65 members)	2.70%	2.90%
All members	2.87%	3.10%

Advance usage ratios declined in the first three months of 2013 consistent with the several years prior. The difficult economic environment, significant levels of financial institution liquidity as a result of actions of the Federal Reserve, and strong deposit levels of our members, limited members demand for our funding.

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

The table below shows principal paydowns and purchases of loans in the MPP for the first three months of 2013.

(In millions)	MPP Principal
Balance at December 31, 2012	$7,366
Principal purchases	329
Principal paydowns	(653)
Balance at March 31, 2013	$7,042

The principal loan balance fell moderately, by $0.3 billion (four percent), in the first three months of the year. The decline in balance resulted from the moderately fast prepayments and lack of activity from our largest seller. The purchases reflected ongoing sales by over 65 community-based financial institutions, and a continuing trend of growth in the number of sellers.

We closely track the refinancing incentives of our mortgage assets (including the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first three months of 2013 equated to a 28 percent annual constant prepayment rate, close to the 29 percent rate for all of 2012.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first three months of 2013. The weighted average mortgage note rate fell from 4.74 percent at the end of 2012 to 4.68 percent at March 31, 2013. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned during the first quarter of 2013, relative to funding costs, continued to offer acceptable risk-adjusted returns.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

	Three Months Ended		Year Ended
(In millions)	March 31, 2013		December 31, 2012
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$7,076	$9,151	$7,176	$13,943
Mortgage-backed securities	13,696	12,562	12,774	11,375
Other investments (1)	—	205	—	408
Total investments	$20,772	$21,918	$19,950	$25,726

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. The decline in the average amount of liquidity investments in the first quarter of 2013 corresponded to the growth in Advances. We continued to maintain an adequate amount of asset liquidity using our liquidity measures.

The investment balances at March 31, 2013 and December 31, 2012 exclude $344 million and $16 million, respectively, in funds held in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition.

Our overarching strategy for mortgage-backed securities is to keep our holdings as close as possible to the regulatory maximum of three times capital, subject to the availability of securities that we believe provide favorable risk/return tradeoffs. The balance of mortgage-backed securities at March 31, 2013 represented a 2.65 multiple of regulatory capital and consisted of $12.3 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.8 billion were floating-rate securities) and $1.4 billion of floating-rate securities issued by the National Credit Union Administration. We held no private-label mortgage-backed securities at March 31, 2013. The multiple was well below the regulatory maximum due to the significant growth in capital since mid-2012 and a lack of available securities for us to purchase that are consistent with our risk/return objectives in the difficult mortgage market.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first three months of 2013.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2012	$12,757
Principal purchases	1,711
Principal paydowns	(774)
Balance at March 31, 2013	$13,694

Principal paydowns in the quarter equated to a 22 percent annual constant prepayment rate, down slightly from the 25 percent rate in all of 2012. Purchases during the quarter were concentrated in fixed-rate CMO securities, with purchase prices near par or in some cases at discounts. This practice was driven by our assessment that these types of securities had a more favorable risk/return tradeoff compared to traditional pass-through mortgage-backed securities and floating-rate securities, especially in light of the relatively high premium prices of many fixed-rate pass-through securities.

Yields earned during the first three months of 2013 on our purchases of mortgage-backed securities, relative to funding costs, continued to offer acceptable risk-adjusted returns.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2013		December 31, 2012
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$34,085	$33,223	$30,848	$29,504
Discount	(9)	(9)	(8)	(5)
Total Discount Notes	34,076	33,214	30,840	29,499
Bonds:
Unswapped fixed-rate	23,445	22,301	21,689	18,680
Unswapped adjustable-rate	17,590	15,971	14,830	3,086
Swapped fixed-rate	4,779	6,013	7,704	9,197
Total par Bonds	45,814	44,285	44,223	30,963
Other items (1)	123	121	123	128
Total Bonds	45,937	44,406	44,346	31,091
Total Consolidated Obligations (2)	$80,013	$77,620	$75,186	$60,590

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $665,975 and $687,902 at March 31, 2013 and December 31, 2012, respectively.

The increase in the ending balances of unswapped adjustable-rate Bonds and short-term Discount Notes funded the growth in Advances. The increase in the ending balance of unswapped fixed-rate Bonds reflected funding of growth in mortgage assets and reduction in the amount of balance sheet short funding.

Long-term Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. Discount Notes, swapped Bonds, and adjustable-rate Bonds normally have interest costs below LIBOR. The level of these spreads and their volatility in the first three months of 2013 were comparable to historical ranges.

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at March 31, 2013 were $1.1 billion, a decrease of $0.1 billion (six percent) from year-end 2012. The average balance of total interest bearing deposits in the first three months of 2013 was $1.2 billion, an increase of three percent from the average balance during the same period of 2012.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first quarter of 2013.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Three Months Ended		Year Ended
	March 31, 2013		December 31, 2012
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$4,466	$4,137	$4,010	$3,297
Mandatorily Redeemable Capital Stock	134	183	211	252
Regulatory Capital Stock	4,600	4,320	4,221	3,549
Retained Earnings	563	567	538	501
Regulatory Capital	$5,163	$4,887	$4,759	$4,050

GAAP and Regulatory Capital-to-Assets Ratio	Three Months Ended		Year Ended
	March 31, 2013		December 31, 2012
	Period End	Average	Period End	Average
GAAP	5.79%	5.56%	5.56%	5.68%
Regulatory	5.95	5.79	5.84	6.07

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

In the first three months of 2013, our capital base increased due mostly to required stock purchases to support Advance growth, while the amount of financial leverage, as represented by a lower regulatory capital-to-assets ratio, was relatively stable.

The amount of excess capital stock was $1.3 billion at March 31, 2013. The substantial amount of excess stock provides a base of capital to manage financial leverage at prudent levels, augment loss protections for bondholders, and capitalize a portion of potential growth in new Mission Assets. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (as defined by the Finance Agency) exceeds one percent of total assets on a dividend payment date. Since the end of 2008, this regulatory threshold has been exceeded and, therefore, we have been required to pay cash dividends.

At March 31, 2013, retained earnings were comprised of $492 million unrestricted (an increase of $13 million from year-end 2012) and $71 million restricted (an increase of $12 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends if earnings experience exceptional stress. Further discussion is in the "Capital Adequacy" section of "Quantitative and Qualitative Disclosures About Risk Management."

Membership and Stockholders

In the first three months of 2013, we added two new member stockholders and lost eight, ending the first quarter at 736. The eight lost members included seven that merged with other Fifth District members, and one that merged out of the District. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We will continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2013 and 2012. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended March 31,
(Dollars in millions)	2013		2012
	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$75	6.53%	$81	9.15%
Reversal (provision) for credit losses	3	0.22	(1)	(0.16)
Net interest income after reversal (provision) for credit losses	78	6.75	80	8.99
Net gains on derivatives and hedging activities	4	0.38	4	0.42
Other non-interest income (loss)	4	0.29	(5)	(0.50)
Total non-interest income (loss)	8	0.67	(1)	(0.08)
Total revenue	86	7.42	79	8.91
Total other expense	(15)	(1.30)	(14)	(1.64)
Assessments	(7)	(0.63)	(7)	(0.77)
Net income	$64	5.49%	$58	6.50%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

ROE decreased 1.01 percentage points even though net income increased because average capital increased by $1.1 billion, which diluted ROE as earnings were spread over a larger capital base.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the comparison periods are discussed below.

	Three Months Ended March 31,
(Dollars in millions)	2013		2012
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$67	0.32%	$71	0.46%
Net (amortization)/accretion (1) (2)	(1)	—	(5)	(0.04)
Prepayment fees on Advances, net (2)	—	—	3	0.02
Total net interest rate spread	66	0.32	69	0.44
Earnings from funding assets with interest-free capital	9	0.04	12	0.08
Total net interest income/net interest margin (3)	$75	0.36%	$81	0.52%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. The earnings from funding assets with interest-free capital has become a smaller proportion of net interest income due to the low interest rate environment. The earnings from capital fell $3 million in the first three months of 2013 versus the same period in 2012 due to a reduction in average interest rates. See "Conditions in the Economy and Financial Markets" and the "Average Balance Sheet and Rates" table below for information on interest rates.

Net Amortization/Accretion. Net amortization/accretion (generally referred to as "amortization") includes monthly recognition of premiums and discounts paid on purchases of mortgage assets and premiums, discounts and concessions paid on most Consolidated Obligations. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although amortization over the entire life is one component of lifetime economic returns.

The amount of net amortization was moderate in the first quarters of both 2013 and 2012. The $4 million decrease in net amortization resulted primarily from lower amortization due to a smaller amount of calls of debt (Consolidated Bonds) before their final maturities.

At March 31, 2013, the net premium balance of mortgage assets totaled $188 million compared to $199 million at the end of 2012. The decline was mostly due to the purchase of mortgage-backed securities at prices near par or in some cases at slight discounts, compared to the premiums on mortgage assets that paid down. Premium prices on MPP loans continued to be elevated in the first three months of 2013 as they have been in the last several years, although at a lower amount. Conditions prevailing in the mortgage markets limited the widespread availability and risk-return attractiveness of loans in the MPP that were priced close to par or at discounts.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been, significant, they were modest in each of the periods presented.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the other components of net interest rate spread decreased $4 million (six percent) in the first quarter of 2013 versus the same period in 2012. The following factors, discussed below in estimated approximate order of impact from largest to smallest, were mostly responsible for the changes in net interest rate spread due to other components.

▪	Advance growth-Favorable: The growth in average Advance balances and new capital stock purchased to support this growth improved net interest income by an estimated $16 million.

▪	Asset-liability management-Unfavorable: Management strategies and actions related to asset-liability management and market risk exposure lowered earnings on a net basis, as follows:

1.	We decreased the amount of fixed-rate mortgages funded with short-term debt, which lowered earnings by an estimated $12 million.

2.
Management actions to call, over the prior 12 months, a significant amount of high-cost debt (Consolidated Bonds) before their final maturities, with issuance of new debt at lower rates. There were continued relatively muted principal paydowns of mortgage assets, the effect of which was less than the effect of the Bond calls. These factors increased net interest income by an estimated $8 million.

3.
We normally use short-term Discount Notes to fund a substantial amount of LIBOR-indexed assets. The average spread between LIBOR and Discount Notes was narrower in the first three months of 2013, lowering net interest income by an estimated $6 million.

We estimate that the overall impact of asset-liability management decreased interest income $10 million.

▪
Trading securities-Unfavorable: In the first quarter of 2012, we held a large amount of investments in short-term trading securities (including instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity and manage counterparty credit risk. No short-term trading securities were held in the first quarter of 2013. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $9 million increase in net interest income in the first quarter of 2012. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See "Non-Interest Income and Non-Interest Expense" below for a discussion of the net losses on trading securities.

▪	Lower balances on MPP loans-Unfavorable: The average balance of MPP loans was $642 million lower, which reduced net interest income by an estimated $2 million.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$54,961	$71	0.53%	$28,373	$63	0.90%
Mortgage loans held for portfolio (2)	7,392	73	4.02	7,985	89	4.46
Federal funds sold and securities purchased under resale agreements	9,059	3	0.13	6,065	1	0.10
Interest-bearing deposits in banks (3) (4) (5)	271	—	0.16	4,131	2	0.17
Mortgage-backed securities	12,562	70	2.25	11,163	80	2.89
Other investments (4)	26	—	0.13	4,936	11	0.89
Loans to other FHLBanks	7	—	0.17	3	—	0.12
Total earning assets	84,278	217	1.05	62,656	246	1.58
Less: allowance for credit losses on mortgage loans	18			21
Other assets	160			211
Total assets	$84,420			$62,846
Liabilities and Capital
Term deposits	$113	—	0.19	$97	—	0.23
Other interest bearing deposits (5)	1,087	—	0.01	1,068	—	0.01
Short-term borrowings	33,214	10	0.12	27,305	4	0.06
Unswapped fixed-rate Consolidated Bonds	22,366	121	2.19	18,670	151	3.25
Unswapped adjustable-rate Consolidated Bonds	15,971	7	0.17	1,440	1	0.31
Swapped Consolidated Bonds	6,069	2	0.15	9,450	6	0.26
Mandatorily redeemable capital stock	183	2	3.59	275	3	5.08
Other borrowings	17	—	0.12	1	—	0.37
Total interest-bearing liabilities	79,020	142	0.73	58,306	165	1.14
Non-interest bearing deposits	19			17
Other liabilities	689			956
Total capital	4,692			3,567
Total liabilities and capital	$84,420			$62,846

Net interest rate spread			0.32%			0.44%
Net interest income and net interest margin (6)		$75	0.36%		$81	0.52%
Average interest-earning assets to interest-bearing liabilities			106.65%			107.46%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

The net interest spread and net interest margin decreased significantly due to the unfavorable earnings factors discussed in the previous section and, most importantly, a significant increase in the composition of Advances to total assets. Advances tend to have lower-than-average spreads compared to mortgage assets.

Net interest income decreased by a smaller degree compared with the decreases in the net interest spread and margin. The factors lowering the spread and margin were partially offset by a significant growth in total assets, which increases net interest income.

The average rate on both total earning assets and interest-bearing liabilities decreased, driven by the continued low interest rate environment. This resulted in principal paydowns and maturities at higher rates than the rates on replacement and new instruments. This effect is most evident in the mortgage asset and unswapped fixed-rate Bonds yields in the table above.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended March 31, 2013 over 2012
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$43	$(35)	$8
Mortgage loans held for portfolio	(7)	(9)	(16)
Federal funds sold and securities purchased under resale agreements	1	1	2
Interest-bearing deposits in banks	(2)	—	(2)
Mortgage-backed securities	10	(20)	(10)
Other investments	(6)	(5)	(11)
Loans to other FHLBanks	—	—	—
Total	39	(68)	(29)
Increase (decrease) in interest expense
Term deposits	—	—	—
Other interest-bearing deposits	—	—	—
Short-term borrowings	1	5	6
Unswapped fixed-rate Bonds	26	(56)	(30)
Unswapped adjustable-rate Bonds	7	(1)	6
Swapped Bonds	(2)	(2)	(4)
Mandatorily redeemable capital stock	(1)	—	(1)
Other borrowings	—	—	—
Total	31	(54)	(23)
Increase (decrease) in net interest income	$8	$(14)	$(6)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended March 31,
(In millions)	2013	2012
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$(1)
Net interest settlements included in net interest income	(28)	(80)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	8	9
Decrease to net interest income	$(21)	$(73)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one-and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction was significantly lower in the first three months of 2013 compared to the same period in 2012 primarily due to a decrease in the notional amount of swaps outstanding.

See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information on our use of derivatives.

Provision for Credit Losses

In the first three months of 2013, we recorded a $2.5 million reversal for credit losses in the MPP compared to provision for credit losses of $1.4 million in the same period of 2012. The change in estimated credit losses was a result of improvements in the housing market related to home prices and delinquency trends and lower estimated loss severities in Ohio, the FHLBank's largest geographical concentration. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three months ended March 31, 2013 and 2012.

(Dollars in millions)	Three Months Ended March 31,
	2013	2012
Other Non-Interest Income
Net gains on derivatives and hedging activities	$4	$4
Other non-interest income (loss), net	4	(5)
Total other non-interest income (loss)	$8	$(1)

Other Expense
Compensation and benefits	$8	$8
Other operating expense	4	3
Finance Agency	1	2
Office of Finance	1	1
Other	1	—
Total other expense	$15	$14
Average total assets	$84,420	$62,846
Average regulatory capital	4,887	3,854
Total other expense to average total assets (1)	0.07%	0.09%
Total other expense to average regulatory capital (1)	1.25	1.52

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The increase in other non-interest income in 2013 was due primarily to lower losses on trading securities that were held in 2012 but not in 2013. As discussed above in “Components of Net Interest Income,” the losses on the trading securities occurred because these securities had above-market coupon rates and, therefore, were purchased at prices above par. The related premiums paid are reflected as mark-to-market losses to the securities as their fair values approach par at maturity. As noted earlier, the resulting net earnings from the trading securities reflected at-market returns.

Other expenses continued to be relatively stable in 2013 compared to 2012.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended March 31,
	2013	2012
Net gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$3	$4
Gains on derivatives not receiving hedge accounting	4	—
Mortgage loans:
Losses on derivatives not receiving hedge accounting	(3)	(3)
Consolidated Obligation Bonds:
Gains on derivatives not receiving hedge accounting	—	3
Total net gains on derivatives and hedging activities	4	4
Net gains on financial instruments held at fair value (1)	1	2
Total net effect of derivatives and hedging activities	$5	$6

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The changes in net gains on derivatives and hedging activities represented unrealized market value adjustments. The amounts of income volatility in derivatives and hedging activities were minor compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions. In each of the quarters shown, the market value adjustment, as a percentage of notional derivatives principal, was less than 0.10 percentage points.

Affordable Housing Program Assessments

In the first three months of 2013, assessments totaled $7 million and lowered ROE by 0.63 percentage points. In the first three months of 2012, assessments totaled $7 million and lowered ROE by 0.77 percentage points. The smaller impact of assessments on ROE in the first three months of 2013 was due primarily to growth in capital throughout 2012 and the first quarter of 2013.

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

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended March 31, 2013
Net interest income after reversal for credit losses	$49	$29	$78
Net income	$42	$22	$64
Average assets	$77,017	$7,403	$84,420
Assumed average capital allocation	$4,280	$412	$4,692
Return on Average Assets (1)	0.22%	1.19%	0.31%
Return on Average Equity (1)	3.96%	21.39%	5.49%

Three Months Ended March 31, 2012
Net interest income after provision for credit losses	$52	$28	$80
Net income	$37	$21	$58
Average assets	$54,847	$7,999	$62,846
Assumed average capital allocation	$3,113	$454	$3,567
Return on Average Assets (1)	0.27%	1.04%	0.37%
Return on Average Equity (1)	4.78%	18.29%	6.50%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The decrease in net interest income reflected the net effect of the factors related to this segment as discussed in "Components of Net Interest Income." Net income increased even though net interest income declined because of the classification of income from trading securities.

ROE decreased even though net income increased due primarily to an increase in average total capital to support Advance growth, which diluted ROE because earnings were spread over a larger capital base.

MPP Segment
The MPP continued to earn a substantial level of return compared with market interest rates, with a moderate amount of market risk and credit risk. In the first three months of 2013, the MPP averaged 9 percent of total average assets but accounted for 34 percent of earnings. MPP's net income and ROE did not change significantly in the first three months of 2013 compared to the same period in 2012.

The favorable impacts on this segment's earnings of management actions to call and replace MPP-related long-term funding at lower rates and a decrease in the provision for credit losses were mostly offset by a decrease in the MPP loan balances, a decrease in the amount of short-funding, and an increase in MPP net amortization. The increase in ROE reflected a smaller base of allocated capital corresponding to a decline in the loan balance.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date
Market Value of Equity	$5,076	$5,067	$5,054	$4,976	$4,858	$4,713	$4,566
% Change from Flat Case	2.0%	1.8%	1.6%	—	(2.4)%	(5.3)%	(8.2)%
2012 Full Year
Market Value of Equity	$4,281	$4,279	$4,292	$4,330	$4,337	$4,186	$3,955
% Change from Flat Case	(1.1)%	(1.2)%	(0.9)%	—	0.2%	(3.3)%	(8.7)%

Month-End Results
March 31, 2013
Market Value of Equity	$5,208	$5,208	$5,204	$5,125	$5,002	$4,856	$4,715
% Change from Flat Case	1.6%	1.6%	1.5%	—	(2.4)%	(5.2)%	(8.0)%
December 31, 2012
Market Value of Equity	$4,991	$4,976	$4,947	$4,878	$4,759	$4,585	$4,401
% Change from Flat Case	2.3%	2.0%	1.4%	—	(2.4)%	(6.0)%	(9.8)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date	1.7	1.2	1.2	2.7	2.7	3.3	3.2
2012 Full Year	1.8	1.3	0.4	(1.4)	2.0	4.9	6.4

Month-End Results
March 31, 2013	1.0	0.7	1.1	3.0	2.7	3.1	3.0
December 31, 2012	1.8	1.8	1.8	1.9	3.2	4.1	4.1

During the first three months of 2013, as in 2012, the market risk exposure to changing interest rates, was moderate overall, consistent with long-term historical average exposure, and well within policy limits. Overall market risk and earnings exposure to further reductions in long-term rates continued to benefit from slower mortgage prepayment speeds (given the level of rates and composition of mortgage assets), than would be expected under normal conditions for housing markets.

The effect of the marginal increases in interest rates in the first quarter of 2013 on increasing market risk exposure to higher rates was offset by a reduction in the amount of long-term assets funded with short-term debt. The amount of mortgage assets as a percentage of capital, which is a key driver of market risk exposure, continued to decline due the higher amount of capital levels to support Advance growth. This factor also contributed to the moderate risk positioning.

Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to two percentage points (which would put fixed-rate mortgages at two percent or less) would still result in ROE being above market interest rates. We believe that profitability would not become uncompetitive unless long-term rates were to permanently increase in a short period of time by at least four percentage points or more combined with short-term rates increasing to at least eight percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables for our business model. We believe such a scenario is extremely unlikely to occur.

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits.

	March 31, 2013	December 31, 2012
Market Value of Equity to Par Value of Regulatory Capital Stock	111%	116%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	113	117
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	106	109

In the first three months of 2013, the market capitalization ratios in the scenarios indicated continued to be well above 100 percent and in compliance with policy limits, but trended lower during the first three months of 2013. The overall favorable level of these measures provides additional support for our assessment that we have a moderate amount of overall market risk exposure. The factors causing the modest reduction observed in the first quarter were moderately lower market prices on mortgage assets, the purchase of new MBS investments acquired at near-par or discounted prices, and (as noted above) lower mortgage leverage to capital.

Even with the recent decline, the ratios remain at favorable (high) levels due to the combination of 1) the fact that retained earnings are currently 12 percent of regulatory capital stock, 2) we have maintained market risk exposure at moderate levels, and 3) market prices of mortgage assets continue to be at elevated levels compared to the prices of our Bonds.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At March 31, 2013 the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.2 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date	2.2%	2.7%	3.8%	—	(11.5)%	(25.3)%	(39.6)%
2012 Full Year	(9.2)%	(8.2)%	(5.4)%	—	2.0%	(8.2)%	(24.7)%

Month-End Results
March 31, 2013	1.0%	2.3%	4.1%	—	(11.9)%	(25.6)%	(39.3)%
December 31, 2012	3.5%	3.5%	3.1%	—	(10.0)%	(24.0)%	(39.1)%

The sensitivities indicate that the market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation. We believe the mortgage assets portfolio continues to have a moderate amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our risk philosophy and cooperative business model.

Use of Derivatives in Market Risk Management
In addition to issuing long-term Bonds, an important way that we manage and hedge market risk exposure is by engaging in derivatives transactions, primarily interest rate swaps. Our hedging and risk management strategies in using derivatives did not change materially in the first three months of 2013 from 2012, nor were there any changes in the accounting treatment of new or existing derivative hedge transactions that materially affected our results of operations.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each capital requirement. The regulatory capital ratio averaged 5.79 percent in the first three months of 2013 and at March 31, 2013 was 5.95 percent. The latter metric means that, given the amount of regulatory capital, total assets could increase by at least $42 billion with no new stock purchases before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 14 of the Notes to Financial Statements for more information on our capital adequacy.

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses, consistent with our risk management principles and desire to have no residual credit risk related to member borrowings.

Despite continued effects from the deterioration in the credit conditions of many of our members and in the value of some pledged collateral over the last five years, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first three months of 2013, for the same reasons described in the 2012 Form 10-K. We have never established a loan loss reserve for Advances. We expect to collect all amounts due according to the contractual terms of Advances and Letters of Credit.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At March 31, 2013, our policy of over-collateralization resulted in total collateral pledged of $208.1 billion to serve members' total borrowing capacity of $157.3 billion. Lower borrowing capacity results because we apply Collateral Maintenance Requirements (CMRs) to discount the estimated value of pledged collateral in order to mitigate market, credit, and liquidity risks that may affect the collateral's realizable value in the event we must liquidate it. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for CMRs) on March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Collateral Amount	Percent of Total	Collateral Amount	Percent of Total
	($ Billions)	Pledged Collateral	($ Billions)	Pledged Collateral
Single family loans	$114.0	55%	$111.6	56%
Multi-family loans	27.7	14	17.6	9
Home equity loans/lines of credit	23.6	11	24.1	12
Bond securities	23.5	11	25.0	13
Commercial real estate	18.8	9	19.2	10
Farm real estate	0.5	(a)	0.5	(a)
Total	$208.1	100%	$198.0	100%

(a)	Less than one percent of total pledged collateral.

At March 31, 2013, 66 percent of collateral was related to residential mortgage lending in single family loans and home equity lines. The increase in multi-family loans between these two periods was due to the collateral pledged by our largest member.

Borrowing Capacity/Lendable Value. We determine borrowing capacity against pledged collateral by applying CMRs. CMRs are determined by statistical analysis and certain management assumptions applied to the estimated market value of pledged collateral. Their application results in borrowing capacity--lendable value--that is less than the amount of pledged collateral. CMRs are intended to capture market, credit, liquidity, and prepayment risks that may affect the realizable value of each pledged asset in the event we must liquidate collateral. Members and collateral with a higher risk profile, more risky credit quality, and/or less favorable performance are generally assigned higher CMRs and lower borrowing capacity.

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at March 31, 2013.

Lending Values Applied to Collateral
Blanket Status
Prime 1-4 family loans	67-83%
Multi-family loans	51-65%
Prime home equity loans/lines of credit	53-71%
Commercial real estate loans	59-74%
Farm real estate loans	65-80%

Listing Status/Physical Delivery
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	78-100%
U.S. agency MBS/CMOs	87-98%
Private-label residential MBS	42-83%
Private-label commercial MBS	31-83%
Small Business Administration certificates	90-93%
1-4 family loans	65-91%
Multi-family loans	57-83%
Home equity loans/lines of credit	57-83%
Commercial real estate loans	65-91%
Farm real estate loans	67-91%

The ranges of lendable values exclude subprime and nontraditional mortgage loan collateral. Lendable value did not change materially in the first quarter of 2013. Loans pledged under a Blanket collateral status generally are discounted more heavily than loans on which we have detailed loan structure and underwriting information. We periodically evaluate the CMRs applied by completing internal evaluations or engaging third-party specialists.

Subprime and Nontraditional Mortgage Loan Collateral. Based on our collateral reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately two to five percent of pledged collateral meets the industry definition of “nontraditional.” These percentages have increased slightly over the last several years. We apply significantly higher adjustments to the standard CMRs on almost all collateral identified as subprime and/or nontraditional mortgages. No security known to have more than one-third subprime collateral is eligible for pledge to support additional credit borrowings.

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

(Dollars in billions)
March 31, 2013			December 31, 2012
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	474	$79.2	1-3	485	$67.9
4	139	72.1	4	126	66.2
5	66	4.6	5	71	4.3
6	34	0.6	6	31	0.8
7	34	0.8	7	38	1.2
Total	747	$157.3	Total	751	$140.4

A “4” rating is our assessment of the lowest level of satisfactory performance. Many members continue to be adversely affected by the last recession, the weak economic recovery, and the continued distress in the housing market, although at a lower overall level compared to trends in 2008-2011. As of March 31, 2013, 134 borrowers (18 percent of the total) had credit ratings of 5 through 7, a net decrease of 6 from the end of 2012. These members had $6 billion of borrowing capacity at March 31, 2013. There was a net increase of 13 members who had a 4 credit rating and a net decrease of 11 members with credit ratings of 1, 2, or 3. There was a net decrease of 1 member with the two lowest credit ratings. We believe these trends indicate a general stabilization and improvement in the overall financial condition of our members, although the improvement to date has been most evident among members with already-acceptable "4" credit ratings.

Member Failures, Closures, and Receiverships. There was one member failure in 2013 through the date of this filing. All Advance exposure to this member was fully collateralized by assets held in our custody at the time of failure. This member had $4 million of Advances outstanding, all of which have since been repaid. We had no other outstanding exposure to this member.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is moderate, based on the same factors described in the 2012 Form 10-K. Charge-offs totaled only $0.6 million in the first three months of 2013 and $10.3 million program-to-date through March 31, 2013 in relation to $6.1 billion of conventional loans unpaid principal balance at March 31, 2013. In addition to the low program-to-date charge-offs, we believe based on our financial analysis that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	March 31, 2013	December 31, 2012
< 620	—%	—%
620 to < 660	3	3
660 to < 700	9	9
700 to < 740	18	18
>= 740	70	70

Weighted Average	757	757

(1)	Represents the original FICO® score.

There was little change in the original FICO® score distribution in the first three months of 2013 compared with 2012. We believe the distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At March 31, 2013, 70 percent of the portfolio had scores at an excellent level of 740 or above and 88 percent had scores above 700 which is a threshold generally considered indicative of homeowners' good credit quality.

The following tables show loan-to-value ratios for conventional loans based on values estimated at the origination dates and current values estimated at the noted periods. The estimated current ratios are based on original loan values, principal paydowns that have occurred since origination, and a third-party estimate of changes in historical home prices for the zip code in which each loan resides. Both measures are weighted by current unpaid principal.

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	March 31, 2013	December 31, 2012	Loan-to-Value	March 31, 2013	December 31, 2012
<= 60%	20%	20%	<= 60%	29%	27%
> 60% to 70%	18	18	> 60% to 70%	23	20
> 70% to 80%	52	52	> 70% to 80%	29	29
> 80% to 90%	6	6	> 80% to 90%	11	14
> 90%	4	4	> 90% to 100%	4	5
			> 100%	4	5
Weighted Average	71%	70%	Weighted Average	68%	69%

Overall loan-to-value ratios of the current portfolio of loans have deteriorated moderately since origination. At March 31, 2013, 19 percent of loans were estimated to have current loan-to-value ratios above 80 percent, up from ten percent at origination. We believe the overall trend is consistent with an acceptable credit quality of the portfolio, in light of the significant deterioration in national average housing prices in recent years. As shown in the table above, the loan-to-value ratios improved modestly; the percentage of loans having estimated current loan-to-value ratios above 80 percent declined by five percent. We believe this decline results from, in part, the overall sustained improvement in the housing market observed in the first three months of 2013.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. The Lender Risk Account is one way we mitigate our exposure to credit losses. The Account is a purchase-price holdback that PFIs may receive back from us, starting after five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. The amount of loss claims against the Lender Risk Account in the first three months of 2013 was approximately $1 million. The Account had balances of $106 million and $103 million at March 31, 2013 and December 31, 2012, respectively. For more information, see Note 9 of the Notes to Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2013	December 31, 2012
Early stage delinquencies - unpaid principal balance (1)	$72	$64
Serious delinquencies - unpaid principal balance (2)	72	76
Early stage delinquency rate (3)	1.2%	1.0%
Serious delinquency rate (4)	1.2	1.2
National average serious delinquency rate (5)	3.5	3.7

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2013 rate is based on December 31, 2012 data.

The MPP has experienced a moderate amount of delinquencies and foreclosures. These rates continued to be well below national averages and we expect this to continue to be the case. We believe that these data, specifically the serious delinquency levels, indicate an improving trend in housing market conditions. We continue to closely monitor these data to evaluate the sustainability of the trend.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At March 31, 2013, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $226 million of conventional principal balances with current estimated loan-to-values above 100 percent, only $19 million (eight percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods:

(In millions)	March 31, 2013	December 31, 2012
Estimated incurred credit losses, before credit enhancements	$(51)	$(56)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	4	5
Supplemental mortgage insurance	26	25
Lender Risk Account	6	8
Allowance for credit losses, after credit enhancements	$(15)	$(18)

The data presented above are aggregated information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The reduction in the allowance for credit losses at the first three months of 2013 compared to the end of 2012 was driven primarily by a modest growth in national home prices of approximately two percent combined with reduced future expected loans losses from loans originated in Ohio. We cannot predict the future course of factors that determine incurred credit losses, including home prices, macro-economic conditions such as unemployment rates, estimated loss severities, the health of mortgage insurance providers, and regulatory or accounting guidance.

In addition to the allowance for credit losses recorded, we regularly analyze, using recognized third-party credit and prepayment models, potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates (and assuming the two SMI providers continue to pay claims), we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $50 million, which would decrease annual ROE by approximately 0.15 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
Primary Mortgage Insurance
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the primary mortgage insurance providers.

Supplemental Mortgage Insurance
Another credit enhancement feature is SMI purchased from Genworth and MGIC. Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have $3.0 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC. Over time, as existing loans in the MPP are paid off and replaced with new loans that do not rely on SMI, the amount of SMI exposure will diminish.

We subject both SMI providers to a standard credit underwriting analysis. Our exposure to these providers is that they may be unable to fulfill their contractual coverage on loss claims. In a scenario in which home prices do not change and both providers fail to pay their insurance coverage on defaulting loans (with an assumption that we would obtain a 50 percent recovery rate), we estimate our exposure at March 31, 2013 to the providers over the life of the MPP loans to be approximately $16 million. In an adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same recovery assumption), we estimate exposure to be approximately $27 million.

Based on our most-recent analysis including consulting with a third-party rating agency, we believe it is likely each provider will fulfill its contractual insurance obligations. However, this assessment is uncertain because of the combination of potential impacts on the mortgage insurance industry from the adverse conditions in the economy and housing markets, the providers' stressed financial performance and condition, and their below-investment grade credit ratings and negative outlooks. Based on these factors, we concluded, as of March 31, 2013, that payments on a portion of our SMI coverage may not be probable and have incorporated an estimate of such in our loan loss reserve. Of the total amount of estimated exposure from the providers (assuming a 50 percent recovery rate), we believe that $1.2 million of payments may not be probable at March 31, 2013.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. (For resell agreements, the ratings shown are based on ratings on the associated collateral.)

(In millions)	March 31, 2013
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$860	$2,740	$3,600
Certificates of deposit	—	500	—	500
Total unsecured liquidity investments	—	1,360	2,740	4,100
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	2,950	—	2,950
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	2,976	—	2,976
Total liquidity investments	$—	$4,336	$2,740	$7,076

	December 31, 2012
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,640	$1,710	$3,350
Total unsecured liquidity investments	—	1,640	1,710	3,350
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	3,800	—	3,800
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	3,826	—	3,826
Total liquidity investments	$—	$5,466	$1,710	$7,176

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

In the last few years, we have generally invested in secured resale agreements, guaranteed investments, overnight Federal funds, and certificates of deposit which are negotiable and held in available-for-sale accounts. At March 31, 2013 and December 31, 2012, a substantial amount of liquidity investments were purchased from counterparties for which the investments are secured with collateral (securities purchased under agreements to resell). We believe these investments present no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2013
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$—	$980	$980
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	675	440	1,115
Netherlands	AAA	685	—	685
Norway	AAA	—	440	440
Sweden	AAA	—	440	440
United Kingdom	AAA	—	440	440
Total U.S. branches and agency offices of foreign commercial banks		1,360	1,760	3,120
Total unsecured investment credit exposure		$1,360	$2,740	$4,100

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2013
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Total
Domestic	$980	$—	$980
U.S. branches and agency offices of foreign commercial banks:
Canada	615	500	1,115
Netherlands	685	—	685
Norway	440	—	440
Sweden	440	—	440
United Kingdom	440	—	440
Total U.S. branches and agency offices of foreign commercial banks	2,620	500	3,120
Total unsecured investment credit exposure	$3,600	$500	$4,100

At March 31, 2013, all of the $4.1 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving either triple-A and double-A long-term sovereign ratings. By Finance Agency Regulations, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

We believe we face minimal exposure in our unsecured investments to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt, especially to those countries currently experiencing financial distress, and we are aggressive in limiting exposure to such counterparties. The exposure to non-U.S. countries at March 31, 2013 was comprised of lending to six institutions.

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

Mortgage-Backed Securities Issued by Other Government Agencies
We may also invest in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These investments totaled $1.4 billion at March 31, 2013. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The FHLBank held no private-label mortgage-backed securities at March 31, 2013.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at March 31, 2013. Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout the first three months of 2013, totaling $5 million at the end of the first quarter. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change; however, contractual collateral provisions in these derivatives limit our exposure to acceptable levels.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	886	3	—	3
A	5,618	4	(2)	2
Baa/BBB	2,357	—	—	—
Member institutions (2)	112	—	—	—
Total	$8,973	$7	$(2)	$5

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided ten percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)
March 31, 2013				December 31, 2012
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Citigroup Financial Products Inc.	Baa/BBB	$1,482	$—	BNP Paribas	A	$2,181	$—
Royal Bank of Scotland PLC	A	1,222	—	Citigroup Financial Products Inc.	Baa/BBB	1,542	—
HSBC Bank USA, N.A.	A	1,100	1	Wells Fargo Bank, N.A.	Aa/AA	1,365	4
All others (11 counterparties)	Baa/BBB to Aa/AA	5,057	4	Royal Bank of Scotland PLC	A	1,324	—
Total		$8,861	$5	All others (10 counterparties)	Baa/BBB to Aa/AA	5,624	2
				Total		$12,036	$6

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we do not believe that any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

As of March 31, 2013, we had $0.3 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A., which also had outstanding credit services with us totaling $37.7 billion. Due to the amount of market value collateralization, we had no outstanding derivatives credit exposure to this counterparty.

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

In March 2010, representatives of the Lehman bankruptcy estate advised us that they believed that we had been unjustly enriched and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount we paid Lehman and the market value payment we received on the replacement swaps. In May 2010, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management participated in a non-binding mediation in New York in August 2010, and our legal counsel continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. In April 2013 Lehman Brothers Special Financing Inc., through Lehman Brothers Holdings Inc. and the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and Its Affiliated Debtors, filed an adversary complaint in the United States Bankruptcy Court for the Southern District of New York against seeking (a) a declaratory judgment on the interpretation of certain provisions and the calculation of amounts due under the agreement governing the 2008 swap transactions described above, and (b) additional amounts alleged as due as part of the termination of such transactions. We believe that we correctly calculated, and fully satisfied, our obligation to Lehman in September 2008, and we intend to vigorously defend ourselves.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is from cost effective access to the capital markets through participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and through execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first three months of 2013, our participations in the System's debt issuances totaled $47.1 billion for Discount Notes and $5.4 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first quarter of 2013 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both by meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we normally hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance and our internal operational liquidity measures was generally in the range of $8 billion to $15 billion during the first three months of 2013.

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

Contingency Liquidity Requirement (in millions)	March 31, 2013	December 31, 2012
Total Contingency Liquidity Reserves (1)	$19,841	$23,199
Total Requirement (2)	(5,726)	(10,942)
Excess Contingency Liquidity Available	$14,115	$12,257

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

Deposit Reserve Requirement (in millions)	March 31, 2013	December 31, 2012
Total Eligible Deposit Reserves	$60,188	$54,943
Total Member Deposits	(1,084)	(1,158)
Excess Deposit Reserves	$59,104	$53,785

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2013. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2012. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$20,341	$12,407	$5,829	$7,237	$45,814
Operating leases (include premises and equipment)	1	1	2	7	11
Mandatorily redeemable capital stock	4	126	4	—	134
Commitments to fund mortgage loans	112	—	—	—	112
Pension and other postretirement benefit obligations	3	5	5	18	31
Total Contractual Obligations	$20,461	$12,539	$5,840	$7,262	$46,102

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at March 31, 2013. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2012, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$14	$—	$—	$—	$14
Standby Letters of Credit	11,392	208	29	54	11,683
Standby bond purchase agreements	174	189	—	—	363
Consolidated Obligations traded, not yet settled	8	3,250	—	125	3,383
Total off-balance sheet items	$11,588	$3,647	$29	$179	$15,443

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first three months of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2013, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of March 31, 2013, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2013, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Information relating to this Item is set forth under the caption “Business Outlook and Risk Management” in Part I, Item 2, of this filing.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of May 2013.

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