Form 10-Q
period 2013-06-30
Federal Home Loan Bank of Cincinnati
filed 2013-08-08
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
☐ Yes   ☒ No

As of July 31, 2013, the registrant had 48,198,790 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$22,616	$16,423
Interest-bearing deposits	106	151
Securities purchased under agreements to resell	1,450,000	3,800,000
Federal funds sold	5,650,000	3,350,000
Investment securities:
Trading securities	1,746	1,922
Available-for-sale securities	1,025,005	—
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2013 and December 31, 2012, respectively, that may be repledged) (a)	14,973,839	12,798,448
Total investment securities	16,000,590	12,800,370
Advances	65,092,995	53,943,961
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	6,993,258	7,548,019
Less: allowance for credit losses on mortgage loans	9,176	17,907
Mortgage loans held for portfolio, net	6,984,082	7,530,112
Accrued interest receivable	84,717	83,904
Premises, software, and equipment, net	9,729	9,143
Derivative assets	4,232	5,877
Other assets	20,529	22,209
TOTAL ASSETS	$95,319,596	$81,562,150
LIABILITIES
Deposits:
Interest bearing	$1,021,655	$1,158,252
Non-interest bearing	19,082	18,353
Total deposits	1,040,737	1,176,605
Consolidated Obligations, net:
Discount Notes	38,926,196	30,840,224
Bonds (includes $100,109 and $3,402,366 at fair value under fair value option at June 30, 2013 and December 31, 2012, respectively)	49,520,641	44,345,917
Total Consolidated Obligations, net	88,446,837	75,186,141
Mandatorily redeemable capital stock	125,000	210,828
Accrued interest payable	106,387	106,885
Affordable Housing Program payable	89,643	82,672
Derivative liabilities	98,238	114,888
Other liabilities	151,611	147,362
Total liabilities	90,058,453	77,025,381
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 46,904 shares at June 30, 2013 and 40,106 shares at December 31, 2012	4,690,425	4,010,622
Retained earnings:
Unrestricted	497,809	479,253
Restricted	83,706	58,628
Total retained earnings	581,515	537,881
Accumulated other comprehensive loss	(10,797)	(11,734)
Total capital	5,261,143	4,536,769
TOTAL LIABILITIES AND CAPITAL	$95,319,596	$81,562,150

(a)	Fair values: $15,019,950 and $13,177,117 at June 30, 2013 and December 31, 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Advances	$77,694	$57,914	$148,646	$117,903
Prepayment fees on Advances, net	774	1,658	1,226	5,077
Interest-bearing deposits	55	165	129	292
Securities purchased under agreements to resell	464	1,085	1,323	1,799
Federal funds sold	1,570	1,523	3,571	2,322
Trading securities	9	11,856	17	21,831
Available-for-sale securities	516	1,010	546	2,605
Held-to-maturity securities	74,871	67,017	144,497	148,254
Mortgage loans held for portfolio	67,695	69,228	140,903	157,825
Loans to other FHLBanks	1	—	4	1
Total interest income	223,649	211,456	440,862	457,909
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	10,382	6,949	20,508	10,876
Consolidated Obligations - Bonds	132,649	149,328	262,465	307,164
Deposits	88	94	174	180
Loans from other FHLBanks	—	—	5	—
Mandatorily redeemable capital stock	1,417	2,658	3,040	6,134
Other borrowings	—	—	—	1
Total interest expense	144,536	159,029	286,192	324,355
NET INTEREST INCOME	79,113	52,427	154,670	133,554
(Reversal) provision for credit losses	(4,000)	—	(6,500)	1,410
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	83,113	52,427	161,170	132,144
OTHER NON-INTEREST INCOME:
Net losses on trading securities	(5)	(11,338)	(4)	(20,218)
Net realized gains from sale of held-to-maturity securities	—	29,292	—	29,292
Net gains (losses) on Consolidated Obligation Bonds held under fair value option	355	(186)	887	2,435
Net (losses) gains on derivatives and hedging activities	(1,457)	3,186	2,888	6,940
Other, net	2,575	1,220	5,402	3,058
Total other non-interest income	1,468	22,174	9,173	21,507
OTHER EXPENSE:
Compensation and benefits	7,826	7,558	16,193	15,949
Other operating	4,216	3,383	8,200	6,920
Finance Agency	1,088	1,444	2,176	3,148
Office of Finance	1,122	856	2,211	1,672
Other	1,416	484	1,903	597
Total other expense	15,668	13,725	30,683	28,286
INCOME BEFORE ASSESSMENTS	68,913	60,876	139,660	125,365
Affordable Housing Program assessments	7,033	6,354	14,270	13,150
NET INCOME	$61,880	$54,522	$125,390	$112,215

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$61,880	$54,522	$125,390	$112,215
Other comprehensive income adjustments:
Net unrealized (losses) gains on available-for-sale securities	(39)	10	5	1,068
Pension and postretirement benefits	482	343	932	685
Total other comprehensive income adjustments	443	353	937	1,753
Total comprehensive income	$62,323	$54,875	$126,327	$113,968

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2011	31,259	$3,125,895	$432,530	$11,683	$444,213	$(11,001)	$3,559,107
Proceeds from sale of capital stock	1,497	149,726					149,726
Net shares reclassified to mandatorily redeemable capital stock	(169)	(16,918)					(16,918)
Comprehensive income			89,772	22,443	112,215	1,753	113,968
Dividends on capital stock:
Cash			(68,253)		(68,253)		(68,253)
BALANCE, JUNE 30, 2012	32,587	$3,258,703	$454,049	$34,126	$488,175	$(9,248)	$3,737,630

BALANCE, DECEMBER 31, 2012	40,106	$4,010,622	$479,253	$58,628	$537,881	$(11,734)	$4,536,769
Proceeds from sale of capital stock	6,984	698,395					698,395
Net shares reclassified to mandatorily redeemable capital stock	(186)	(18,592)					(18,592)
Comprehensive income			100,312	25,078	125,390	937	126,327
Dividends on capital stock:
Cash			(81,756)		(81,756)		(81,756)
BALANCE, JUNE 30, 2013	46,904	$4,690,425	$497,809	$83,706	$581,515	$(10,797)	$5,261,143

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$125,390	$112,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,567	38,192
Change in net fair value adjustment on derivative and hedging activities	21,069	64,394
Net change in fair value adjustments on trading securities	4	20,218
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(887)	(2,435)
Other adjustments	(6,503)	(27,876)
Net change in:
Accrued interest receivable	(786)	6,495
Other assets	1,352	2,497
Accrued interest payable	(1,869)	(18,265)
Other liabilities	11,400	24,769
Total adjustments	27,347	107,989
Net cash provided by operating activities	152,737	220,204

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	80,227	109,321
Securities purchased under agreements to resell	2,350,000	(3,200,000)
Federal funds sold	(2,300,000)	(1,440,000)
Premises, software, and equipment	(1,743)	(731)
Trading securities:
Net increase in short-term	—	(87,759)
Proceeds from maturities of long-term	173	100
Available-for-sale securities:
Net (increase) decrease in short-term	(1,025,000)	3,372,157
Held-to-maturity securities:
Net decrease (increase) in short-term	652	(461,688)
Proceeds from maturities of long-term	1,510,639	1,646,060
Proceeds from sale of long-term	—	507,531
Purchases of long-term	(3,689,311)	(1,816,045)
Advances:
Proceeds	389,673,082	387,176,107
Made	(400,923,970)	(393,937,633)
Mortgage loans held for portfolio:
Principal collected	1,204,634	1,238,201
Purchases	(669,177)	(1,499,639)
Net cash used in investing activities	(13,789,794)	(8,394,018)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2013	2012
FINANCING ACTIVITIES:
Net (decrease) increase in deposits and pass-through reserves	$(138,723)	$79,243
Net payments on derivative contracts with financing elements	(20,664)	(85,708)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	91,030,553	125,661,201
Bonds	15,352,722	10,039,223
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(82,948,438)	(121,260,639)
Bonds	(10,144,419)	(7,568,185)
Proceeds from issuance of capital stock	698,395	149,726
Payments for redemption of mandatorily redeemable capital stock	(104,420)	(27,004)
Cash dividends paid	(81,756)	(68,253)
Net cash provided by financing activities	13,643,250	6,919,604
Net increase (decrease) in cash and cash equivalents	6,193	(1,254,210)
Cash and cash equivalents at beginning of the period	16,423	2,033,944
Cash and cash equivalents at end of the period	$22,616	$779,734
Supplemental Disclosures:
Interest paid	$293,986	$344,096
AHP payments, net	$7,299	$7,552

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2013 are not necessarily indicative of operating results for the full year.

The FHLBank has certain financial instruments, including derivative instruments and securities purchased under agreements to resell, that are subject to enforceable master netting arrangements or similar agreements. The FHLBank has elected to offset its derivative asset and liability positions, as well as cash collateral received or pledged, when it has the legal right of offset under these master agreements. The FHLBank did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset based on the terms of the individual master agreement between the FHLBank and its derivative counterparty. Additional information regarding these agreements is provided in Note 10. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLBank's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLBank's 2012 Form 10-K.

The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The FHLBank is currently in the process of evaluating the potential effects this guidance may have on its respective hedging strategies

Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 and should be applied retrospectively. This guidance will have no effect on the FHLBank's financial condition, results of operations, or cash flows.

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

Disclosures about Offsetting Assets and Liabilities. On December 16, 2011, the FASB and the International Accounting Standards Board issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a company's financial position, whether a company's financial statements are prepared on the basis of GAAP or International Financial Reporting Standards. This guidance was amended on January 31, 2013 by the FASB to clarify that its scope includes only certain financial instruments that are either offset on the balance sheet or are subject to an enforceable master netting arrangement or similar agreement. The FHLBank is required to disclose both gross and net information about derivative, repurchase and security lending instruments that meet these criteria. This guidance, as amended, became effective for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The adoption of this guidance resulted in additional financial statement disclosures, and did not affect the FHLBank's financial condition, results of operations, or cash flows.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements should be implemented by January 1, 2014, and the charge-off requirements should be implemented no later than January 1, 2015. The FHLBank is currently assessing the provisions of this advisory bulletin and has not yet determined the effect, if any, that this guidance will have on the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	June 30, 2013	December 31, 2012
	Fair Value	Fair Value
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$1,746	$1,922
Total	$1,746	$1,922

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Six Months Ended June 30,
	2013	2012
Net losses on trading securities held at period end	$(4)	$(18,164)
Net losses on securities matured during the period	—	(2,054)
Net losses on trading securities	$(4)	$(20,218)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$1,025,000	$5	$—	$1,025,005
Total	$1,025,000	$5	$—	$1,025,005

There were no available-for-sale securities outstanding as of December 31, 2012.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	June 30, 2013
Year of Maturity	Amortized Cost	Fair Value
Due in one year or less	$1,025,000	$1,025,005

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

June 30, 2013
Amortized cost of available-for-sale securities:
Fixed-rate	$1,025,000

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio during the six months ended June 30, 2013 or 2012.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	June 30, 2013
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (2)	$25,586	$1	$—	$25,587
Total non-mortgage-backed securities	25,586	1	—	25,587
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,306,642	5,678	—	1,312,320
GSE residential mortgage-backed securities (4)	13,641,611	179,890	(139,458)	13,682,043
Total mortgage-backed securities	14,948,253	185,568	(139,458)	14,994,363
Total	$14,973,839	$185,569	$(139,458)	$15,019,950

	December 31, 2012
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (2)	$26,238	$2	$—	$26,240
Total non-mortgage-backed securities	26,238	2	—	26,240
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,410,720	4,320	—	1,415,040
GSE residential mortgage-backed securities (4)	11,361,490	375,372	(1,025)	11,735,837
Total mortgage-backed securities	12,772,210	379,692	(1,025)	13,150,877
Total	$12,798,448	$379,694	$(1,025)	$13,177,117

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased (Discounts) Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	June 30, 2013	December 31, 2012
Premiums	$36,578	$41,808
Discounts	(38,186)	(24,965)
Net purchased (discounts) premiums	$(1,608)	$16,843

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	June 30, 2013
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
GSE residential mortgage-backed securities (1)	$6,493,311	$(139,458)	$—	$—	$6,493,311	$(139,458)
Total	$6,493,311	$(139,458)	$—	$—	$6,493,311	$(139,458)

	December 31, 2012
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
GSE residential mortgage-backed securities (1)	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)
Total	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)

(1)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	June 30, 2013		December 31, 2012
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$25,586	$25,587	$26,238	$26,240
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	25,586	25,587	26,238	26,240
Mortgage-backed securities (2)	14,948,253	14,994,363	12,772,210	13,150,877
Total	$14,973,839	$15,019,950	$12,798,448	$13,177,117

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	June 30, 2013	December 31, 2012
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$25,586	$26,238
Total amortized cost of non-mortgage-backed securities	25,586	26,238
Amortized cost of mortgage-backed securities:
Fixed-rate	11,895,074	9,509,167
Variable-rate	3,053,179	3,263,043
Total amortized cost of mortgage-backed securities	14,948,253	12,772,210
Total	$14,973,839	$12,798,448

Realized Gains and Losses. The FHLBank did not sell securities out of its held-to-maturity portfolio during the six months ended June 30, 2013. The FHLBank sold securities out of its held-to-maturity portfolio during the six months ended June 30, 2012, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 5.6 - Proceeds and Gross Gains from Sale of Held-to-Maturity Securities (in thousands)

	Six Months Ended June 30,
	2013	2012
Proceeds from sale of held-to-maturity securities	$—	$507,531
Gross gains from sale of held-to-maturity securities	—	29,292

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

For its other U.S. obligations and government-sponsored enterprise investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of June 30, 2013, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at June 30, 2013.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2012.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At June 30, 2013 and December 31, 2012, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	June 30, 2013		December 31, 2012
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in 1 year or less	$10,374,340	0.53%	$12,178,645	0.48%
Due after 1 year through 2 years	13,130,092	0.57	5,020,941	1.07
Due after 2 years through 3 years	8,411,963	0.52	6,505,107	0.73
Due after 3 years through 4 years	8,014,083	0.90	6,171,525	0.86
Due after 4 years through 5 years	10,079,135	0.72	9,131,953	0.88
Thereafter	14,866,106	0.67	14,612,607	0.74
Total par value	64,875,719	0.64	53,620,778	0.75
Commitment fees	(800)		(836)
Discount on AHP Advances	(17,175)		(19,308)
Premiums	3,594		3,774
Discount	(15,653)		(13,578)
Hedging adjustments	247,310		353,131
Total	$65,092,995		$53,943,961

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher rate for the Advance relative to an equivalent maturity, non-callable Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a fee to the FHLBank (prepayment fee) that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2013 and December 31, 2012, the FHLBank had callable Advances (in thousands) of $9,894,117 and $12,012,609.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2013	December 31, 2012
Due in 1 year or less	$18,943,686	$20,726,461
Due after 1 year through 2 years	10,560,876	3,563,705
Due after 2 years through 3 years	6,663,813	4,776,457
Due after 3 years through 4 years	5,116,128	3,746,205
Due after 4 years through 5 years	9,253,310	6,732,368
Thereafter	14,337,906	14,075,582
Total par value	$64,875,719	$53,620,778

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases a put option from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At June 30, 2013 and December 31, 2012, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,367,400 and $2,587,250.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	June 30, 2013	December 31, 2012
Due in 1 year or less	$12,703,540	$14,792,295
Due after 1 year through 2 years	12,651,792	4,672,041
Due after 2 years through 3 years	8,367,963	6,193,507
Due after 3 years through 4 years	7,482,783	6,019,525
Due after 4 years through 5 years	9,181,035	8,125,303
Thereafter	14,488,606	13,818,107
Total par value	$64,875,719	$53,620,778

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	June 30, 2013	December 31, 2012
Fixed-rate (1)
Due in one year or less	$7,011,134	$9,412,060
Due after one year	8,299,867	8,224,609
Total fixed-rate	15,311,001	17,636,669
Variable-rate (1)
Due in one year or less	2,957,171	2,363,338
Due after one year	46,607,547	33,620,771
Total variable-rate	49,564,718	35,984,109
Total par value	$64,875,719	$53,620,778

(1)	Payment terms based on current interest rate terms, which would reflect any option exercises or rate conversions subsequent to the related Advance issuance.

At June 30, 2013 and December 31, 2012, 26 percent and 24 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

June 30, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$42,700	66%	JPMorgan Chase Bank, N.A.	$26,000	48%
U.S. Bank, N.A.	4,585	7	Fifth Third Bank	4,732	9
Total	$47,285	73%	U.S. Bank, N.A.	4,586	8
			PNC Bank, N.A. (1)	2,986	6
			Total	$38,304	71%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2013	December 31, 2012
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,538,972	$1,695,018
Fixed rate long-term single-family mortgage loans	5,267,321	5,671,123
Total unpaid principal balance	6,806,293	7,366,141
Premiums	177,821	164,243
Discounts	(3,727)	(3,605)
Hedging basis adjustments (2)	12,871	21,240
Total mortgage loans held for portfolio	$6,993,258	$7,548,019

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	June 30, 2013	December 31, 2012
Unpaid principal balance:
Conventional mortgage loans	$5,967,842	$6,382,835
Government-guaranteed/insured mortgage loans	838,451	983,306
Total unpaid principal balance	$6,806,293	$7,366,141

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	June 30, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
PNC Bank, N.A. (1)	$1,562	23%	Union Savings Bank	$1,984	27%
Union Savings Bank	1,538	23	PNC Bank, N.A. (1)	1,818	25
Total	$3,100	46%	Guardian Savings Bank FSB	431	6
			Total	$4,233	58%

(1)	Former member.

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

Using a risk-based approach, the FHLBank considers the payment status, collateral mix, and borrower's financial condition to be indicators of credit quality on its credit products. At June 30, 2013 and December 31, 2012, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2013 and December 31, 2012, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the six months ended June 30, 2013 or 2012.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of June 30, 2013 or December 31, 2012. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At June 30, 2013 and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

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

Rollforward of Allowance for Credit Losses on Mortgage Loans. The following tables present a rollforward of the allowance for credit losses on conventional mortgage loans as well as the recorded investment in mortgage loans by impairment methodology. The recorded investment in a loan is the unpaid principal balance of the loan adjusted for accrued interest, unamortized premiums or discounts, hedging basis adjustments and direct write-downs. The recorded investment is not net of any allowance.

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended June 30,
Allowance for credit losses:	2013	2012
Balance, beginning of period	$14,832	$21,000
Charge-offs	(1,656)	(1,502)
Reversal for credit losses	(4,000)	—
Balance, end of period	$9,176	$19,498

	Six Months Ended June 30,
Allowance for credit losses:	2013	2012
Balance, beginning of period	$17,907	$20,750
Charge-offs	(2,231)	(2,662)
(Reversal) provision for credit losses	(6,500)	1,410
Balance, end of period	$9,176	$19,498

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	June 30, 2013	December 31, 2012
Collectively evaluated for impairment	$9,094	$17,775
Individually evaluated for impairment	$82	$132
Recorded investment, end of period:
Collectively evaluated for impairment	$6,157,407	$6,570,856
Individually evaluated for impairment	7,264	5,249
Total recorded investment	$6,164,671	$6,576,105

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

Table 9.3 - Changes in the LRA (in thousands)

Six Months Ended
June 30, 2013
LRA at beginning of year	$102,680
Additions	10,171
Claims	(2,319)
Scheduled distributions	(895)
LRA at end of period	$109,637

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2013
	Conventional MPP Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$45,191	$49,403	$94,594
Past due 60-89 days delinquent	13,005	13,311	26,316
Past due 90 days or more delinquent	63,848	29,892	93,740
Total past due	122,044	92,606	214,650
Total current mortgage loans	6,042,627	761,266	6,803,893
Total mortgage loans	$6,164,671	$853,872	$7,018,543
Other delinquency statistics:
In process of foreclosure, included above (1)	$53,697	$14,962	$68,659
Serious delinquency rate (2)	1.04%	3.57%	1.35%
Past due 90 days or more still accruing interest (3)	$63,510	$29,892	$93,402
Loans on non-accrual status, included above	$2,853	$—	$2,853

	December 31, 2012
	Conventional MPP Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$47,189	$60,056	$107,245
Past due 60-89 days delinquent	18,103	18,445	36,548
Past due 90 days or more delinquent	77,113	37,890	115,003
Total past due	142,405	116,391	258,796
Total current mortgage loans	6,433,700	883,381	7,317,081
Total mortgage loans	$6,576,105	$999,772	$7,575,877
Other delinquency statistics:
In process of foreclosure, included above (1)	$67,016	$15,843	$82,859
Serious delinquency rate (2)	1.17%	3.82%	1.52%
Past due 90 days or more still accruing interest (3)	$76,871	$37,890	$114,761
Loans on non-accrual status, included above	$2,538	$—	$2,538

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

The FHLBank did not have any real estate owned at June 30, 2013 or December 31, 2012.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank does not consider loans with SMI policies that have been discharged in Chapter 7 bankruptcy to be troubled debt restructurings. The FHLBank's troubled debt restructurings involve both loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and loans without SMI policies discharged in Chapter 7 bankruptcy. Under both types of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. The FHLBank had 37 and 26 modified loans considered troubled debt restructurings at June 30, 2013 and December 31, 2012, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	June 30, 2013	December 31, 2012
Conventional MPP Loans	$7,264	$5,249

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings.

Certain conventional MPP loans modified within the previous 12 months and considered troubled debt restructurings experienced a payment default as noted in the table below. A borrower is considered to have defaulted on a troubled debt restructuring if their contractually due principal or interest is 60 days or more past due at any time during the periods presented.

Table 9.6 - Recorded Investment of Financing Receivables Modified within the Previous 12 Months and Considered Troubled Debt Restructurings that Subsequently Defaulted (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Defaulted troubled debt restructurings:
Conventional MPP Loans	$—	$—	$—	$848

Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At June 30, 2013 and December 31, 2012, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	June 30, 2013			December 31, 2012
Conventional MPP loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$4,593	$4,514	$—	$2,798	$2,751	$—
With an allowance	2,671	2,640	82	2,451	2,423	132
Total	$7,264	$7,154	$82	$5,249	$5,174	$132

Table 9.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended June 30,
	2013		2012
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$6,709	$90	$3,600	$50

	Six Months Ended June 30,
	2013		2012
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$6,281	$168	$3,243	$90

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

The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Derivative transactions may be either over-the-counter with a counterparty (bilateral derivatives) or over-the-counter cleared through a Futures Commission Merchant (i.e., clearing member) with a Central Counterparty Clearinghouse (Clearinghouse). At June 30, 2013 the FHLBank did not have any transactions cleared through a Clearinghouse. The FHLBank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	June 30, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$6,167,340	$47,406	$264,763
Derivatives not designated as hedging instruments:
Interest rate swaps	233,000	144	8,428
Mortgage delivery commitments	101,673	78	1,876
Total derivatives not designated as hedging instruments	334,673	222	10,304
Total derivatives before netting and collateral adjustments	$6,502,013	47,628	275,067
Netting adjustments		(43,396)	(43,396)
Cash collateral and related accrued interest		—	(133,433)
Total collateral and netting adjustments (1)		(43,396)	(176,829)
Total derivative assets and total derivative liabilities		$4,232	$98,238

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$8,262,375	$66,836	$372,959
Derivatives not designated as hedging instruments:
Interest rate swaps	3,774,000	2,686	15,930
Mortgage delivery commitments	123,588	155	584
Total derivatives not designated as hedging instruments	3,897,588	2,841	16,514
Total derivatives before netting and collateral adjustments	$12,159,963	69,677	389,473
Netting adjustments		(61,900)	(61,900)
Cash collateral and related accrued interest		(1,900)	(212,685)
Total collateral and netting adjustments (1)		(63,800)	(274,585)
Total derivative assets and total derivative liabilities		$5,877	$114,888

(1)
Amounts represent the effects of legally enforceable master netting agreements, other arrangements, or by operation of law that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

Table 10.2 presents the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net (Losses) Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended June 30,
	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$2,015	$3,391
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	1,815	(865)
Forward rate agreements	—	(5,100)
Net interest settlements	(243)	(801)
Mortgage delivery commitments	(5,044)	6,561
Total net losses related to derivatives not designated as hedging instruments	(3,472)	(205)
Net (losses) gains on derivatives and hedging activities	$(1,457)	$3,186

	Six Months Ended June 30,
	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$4,937	$6,845
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	6,046	3,721
Forward rate agreements	—	(8,149)
Net interest settlements	170	(2,024)
Mortgage delivery commitments	(8,265)	6,547
Total net (losses) gains related to derivatives not designated as hedging instruments	(2,049)	95
Net gains on derivatives and hedging activities	$2,888	$6,940

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended June 30,
2013	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$68,359	$(66,374)	$1,985	$(28,336)
Consolidated Bonds	(9,407)	9,437	30	7,522
Total	$58,952	$(56,937)	$2,015	$(20,814)
2012
Hedged Item Type:
Advances	$22,918	$(19,760)	$3,158	$(78,140)
Consolidated Bonds	(1,903)	2,136	233	9,332
Total	$21,015	$(17,624)	$3,391	$(68,808)

	Six Months Ended June 30,
2013	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$108,779	$(104,157)	$4,622	$(57,088)
Consolidated Bonds	(18,054)	18,369	315	16,010
Total	$90,725	$(85,788)	$4,937	$(41,078)
2012
Hedged Item Type:
Advances	$99,420	$(92,476)	$6,944	$(159,245)
Consolidated Bonds	(624)	525	(99)	18,213
Total	$98,796	$(91,951)	$6,845	$(141,032)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLBank enters into derivative instruments that are subject to enforceable master netting arrangements, other arrangements, or by operation of law that provide the legal right of offset. Where the FHLBank has a legal right of offset, the FHLBank has elected to offset, by counterparty, the gross derivative assets and gross derivative liabilities, and the related cash collateral received or pledged and associated accrued interest.

Table 10.4 presents separately the fair value of derivative instruments with and without the legal right of offset, including the related collateral received from or pledged to counterparties. At June 30, 2013 and December 31, 2012, the FHLBank did not receive or pledge any non-cash collateral. Any overcollateralization at an individual master agreement is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	June 30, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$47,550	$273,191
Gross amounts of netting adjustments and cash collateral	(43,396)	(176,829)
Net amounts after offsetting adjustments	4,154	96,362
Derivative instruments without legal right of offset	78	1,876
Net unsecured amount	$4,232	$98,238

	December 31, 2012
	Derivative Assets	Derivative Liabilities
Derivative instruments with legal right of offset:
Gross recognized amount	$69,522	$388,889
Gross amounts of netting adjustments and cash collateral	(63,800)	(274,585)
Net amounts after offsetting adjustments	5,722	114,304
Derivative instruments without legal right of offset	155	584
Net unsecured amount	$5,877	$114,888

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative agreements. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank manages this credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and Finance Agency Regulations. The FHLBank requires collateral agreements on all derivatives that establish collateral delivery thresholds. Based on credit analyses and collateral requirements at June 30, 2013 and December 31, 2012, the FHLBank management did not anticipate any credit losses on its derivative agreements. See Note 18 for discussion regarding the FHLBank's fair value methodology for derivative assets/liabilities, including the evaluation of the potential for the fair value of these instruments to be affected by counterparty credit risk and Note 19 for a discussion of a dispute with a past counterparty.

Certain of the FHLBank's bilateral interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at June 30, 2013 was (in thousands) $229,795, for which the FHLBank had posted collateral with a fair value of (in thousands) $133,433 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $25,000 of collateral at fair value to its derivatives counterparties at June 30, 2013.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	June 30, 2013	December 31, 2012
Interest bearing:
Demand and overnight	$866,298	$1,014,399
Term	135,200	118,425
Other	20,157	25,428
Total interest bearing	1,021,655	1,158,252

Non-interest bearing:
Other	19,082	18,353
Total non-interest bearing	19,082	18,353
Total deposits	$1,040,737	$1,176,605

The average interest rate paid on interest bearing deposits was 0.03 percent in each of the three- and six-month periods ended June 30, 2013 and 2012.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $135,100 and $118,350 as of June 30, 2013 and December 31, 2012.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	June 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$30,635,000	0.47%	$18,656,450	0.82%
Due after 1 year through 2 years	3,021,500	2.31	11,371,500	0.83
Due after 2 years through 3 years	2,333,000	2.05	2,566,000	1.96
Due after 3 years through 4 years	2,728,000	2.24	2,550,000	2.62
Due after 4 years through 5 years	2,987,000	1.50	2,654,000	1.81
Thereafter	7,667,000	2.41	6,369,000	2.53
Index amortizing notes	40,193	5.07	56,162	5.08
Total par value	49,411,693	1.12	44,223,112	1.30
Premiums	88,958		80,956
Discounts	(19,830)		(18,851)
Hedging adjustments	39,711		58,334
Fair value option valuation adjustment and accrued interest	109		2,366
Total	$49,520,641		$44,345,917

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate(1)
June 30, 2013	$38,926,196	$38,934,149	0.10%
December 31, 2012	$30,840,224	$30,848,612	0.13%

(1)	Represents an implied rate without consideration of concessions.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	June 30, 2013	December 31, 2012
Par value of Consolidated Bonds:
Non-callable	$42,994,693	$36,724,112
Callable	6,417,000	7,499,000
Total par value	$49,411,693	$44,223,112

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2013	December 31, 2012
Due in 1 year or less	$36,427,000	$24,370,450
Due after 1 year through 2 years	3,276,500	11,466,500
Due after 2 years through 3 years	2,163,000	1,936,000
Due after 3 years through 4 years	1,908,000	1,860,000
Due after 4 years through 5 years	1,980,000	1,907,000
Thereafter	3,617,000	2,627,000
Index amortizing notes	40,193	56,162
Total par value	$49,411,693	$44,223,112

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	June 30, 2013	December 31, 2012
Par value of Consolidated Bonds:
Fixed-rate	$24,321,693	$29,393,112
Variable-rate	25,090,000	14,830,000
Total par value	$49,411,693	$44,223,112

At June 30, 2013 and December 31, 2012, 10 percent and 26 percent of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $13,972 and $14,299 at June 30, 2013 and December 31, 2012. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $1,894 and $4,908 during the three months ended June 30, 2013 and 2012, respectively, and (in thousands) $3,627 and $10,233 during the six months ended June 30, 2013 and 2012, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2012	$82,672
Expense (current year additions)	14,270
Subsidy uses, net	(7,299)
Balance at June 30, 2013	$89,643

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	June 30, 2013		December 31, 2012
	Required	Actual	Required	Actual

Risk-based capital	$621,417	$5,396,940	$488,754	$4,759,331
Capital-to-assets ratio (regulatory)	4.00%	5.66%	4.00%	5.84%
Regulatory capital	$3,812,784	$5,396,940	$3,262,486	$4,759,331
Leverage capital-to-assets ratio (regulatory)	5.00%	8.49%	5.00%	8.75%
Leverage capital	$4,765,980	$8,095,410	$4,078,108	$7,138,997

Restricted Retained Earnings. At June 30, 2013 and December 31, 2012 the FHLBank had (in thousands) $83,706 and $58,628 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2012	$210,828
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	14,985
Other redemptions	3,607
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(100,813)
Other redemptions	(3,607)
Balance, June 30, 2013	$125,000

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	June 30, 2013	December 31, 2012
Due in 1 year or less	$2,020	$1,750
Due after 1 year through 2 years	121,618	207,439
Due after 2 years through 3 years	—	130
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	—	—
Past contractual redemption date due to remaining activity(1)	1,362	1,509
Total par value	$125,000	$210,828

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the three and six months ended June 30, 2013 and 2012.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, MARCH 31, 2012	$44	$(9,645)	$(9,601)
Other comprehensive income before reclassification:
Net unrealized gains	10	—	10
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	343	343
Net current period other comprehensive income	10	343	353
BALANCE JUNE 30, 2012	$54	$(9,302)	$(9,248)

BALANCE, MARCH 31, 2013	$44	$(11,284)	$(11,240)
Other comprehensive income before reclassification:
Net unrealized losses	(39)	—	(39)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	482	482
Net current period other comprehensive income	(39)	482	443
BALANCE JUNE 30, 2013	$5	$(10,802)	$(10,797)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2011	$(1,014)	$(9,987)	$(11,001)
Other comprehensive income before reclassification:
Net unrealized gains	1,068	—	1,068
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	685	685
Net current period other comprehensive income	1,068	685	1,753
BALANCE JUNE 30, 2012	$54	$(9,302)	$(9,248)

BALANCE, DECEMBER 31, 2012	$—	$(11,734)	$(11,734)
Other comprehensive income before reclassification:
Net unrealized gains	5	—	5
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	932	932
Net current period other comprehensive income	5	932	937
BALANCE JUNE 30, 2013	$5	$(10,802)	$(10,797)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,229,000 and $1,090,000 in the three months ended June 30, 2013 and 2012, respectively, and $2,458,000 and $2,179,000 in the six months ended June 30, 2013 and 2012, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $172,000 and $173,000 in the three months ended June 30, 2013 and 2012, respectively, and $524,000 and $514,000 in the six months ended June 30, 2013 and 2012, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$113	$139	$9	$16
Interest cost	250	254	34	56
Amortization of net loss	450	335	32	8
Net periodic benefit cost	$813	$728	$75	$80

	Six Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Net Periodic Benefit Cost	2013	2012	2013	2012
Service cost	$225	$278	$28	$31
Interest cost	500	507	99	113
Amortization of net loss	900	671	32	14
Net periodic benefit cost	$1,625	$1,456	$159	$158

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended June 30,
	Traditional Member Finance	MPP	Total
2013
Net interest income	$55,766	$23,347	$79,113
Reversal for credit losses	—	(4,000)	(4,000)
Net interest income after reversal for credit losses	55,766	27,347	83,113
Other income (loss)	6,511	(5,043)	1,468
Other expenses	13,588	2,080	15,668
Income before assessments	48,689	20,224	68,913
Affordable Housing Program assessments	5,011	2,022	7,033
Net income	$43,678	$18,202	$61,880
Average assets	$86,698,404	$7,129,429	$93,827,833
Total assets	$88,309,400	$7,010,196	$95,319,596

2012
Net interest income	$40,888	$11,539	$52,427
Provision for credit losses	—	—	—
Net interest income after provision for credit losses	40,888	11,539	52,427
Other income	20,712	1,462	22,174
Other expenses	11,844	1,881	13,725
Income before assessments	49,756	11,120	60,876
Affordable Housing Program assessments	5,242	1,112	6,354
Net income	$44,514	$10,008	$54,522
Average assets	$56,726,411	$8,171,355	$64,897,766
Total assets	$59,340,435	$8,125,740	$67,466,175

	Six Months Ended June 30,
	Traditional Member Finance	MPP	Total
2013
Net interest income	$104,371	$50,299	$154,670
Reversal for credit losses	—	(6,500)	(6,500)
Net interest income after reversal for credit losses	104,371	56,799	161,170
Other income (loss)	17,436	(8,263)	9,173
Other expenses	26,499	4,184	30,683
Income before assessments	95,308	44,352	139,660
Affordable Housing Program	9,835	4,435	14,270
Net income	$85,473	$39,917	$125,390
Average assets	$81,884,300	$7,265,792	$89,150,092
Total assets	$88,309,400	$7,010,196	$95,319,596

2012
Net interest income	$92,571	$40,983	$133,554
Provision for credit losses	—	1,410	1,410
Net interest income after provision for credit losses	92,571	39,573	132,144
Other income (loss)	23,106	(1,599)	21,507
Other expenses	24,392	3,894	28,286
Income before assessments	91,285	34,080	125,365
Affordable Housing Program	9,742	3,408	13,150
Net income	$81,543	$30,672	$112,215
Average assets	$55,787,044	$8,085,047	$63,872,091
Total assets	$59,340,435	$8,125,740	$67,466,175

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2013 or 2012.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	June 30, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$22,616	$22,616	$22,616	$—	$—	$—
Interest-bearing deposits	106	106	—	106	—	—
Securities purchased under resale agreements	1,450,000	1,450,000	—	1,450,000	—	—
Federal funds sold	5,650,000	5,650,000	—	5,650,000	—	—
Trading securities	1,746	1,746	—	1,746	—	—
Available-for-sale securities	1,025,005	1,025,005	—	1,025,005	—	—
Held-to-maturity securities	14,973,839	15,019,950	—	15,019,950	—	—
Advances	65,092,995	64,857,596	—	64,857,596	—	—
Mortgage loans held for portfolio, net	6,984,082	7,084,985	—	7,027,405	57,580	—
Accrued interest receivable	84,717	84,717	—	84,717	—	—
Derivative assets	4,232	4,232	—	47,628	—	(43,396)

Liabilities:
Deposits	1,040,737	1,040,602	—	1,040,602	—	—
Consolidated Obligations:
Discount Notes	38,926,196	38,914,561	—	38,914,561	—	—
Bonds (2)	49,520,641	49,600,992	—	49,600,992	—	—
Mandatorily redeemable capital stock	125,000	125,000	125,000	—	—	—
Accrued interest payable	106,387	106,387	—	106,387	—	—
Derivative liabilities	98,238	98,238	—	275,067	—	(176,829)

Other:
Standby bond purchase agreements	—	4,166	—	4,166	—	—

(1)
    Amounts represent the effects of legally enforceable master netting agreements, other arrangements, or by operation of law that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

(2)	Includes (in thousands) $100,109 of Consolidated Bonds recorded under the fair value option at June 30, 2013.

	December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$16,423	$16,423	$16,423	$—	$—	$—
Interest-bearing deposits	151	151	—	151	—	—
Securities purchased under resale agreements	3,800,000	3,800,000	—	3,800,000	—	—
Federal funds sold	3,350,000	3,350,000	—	3,350,000	—	—
Trading securities	1,922	1,922	—	1,922	—	—
Held-to-maturity securities	12,798,448	13,177,117	—	13,177,117	—	—
Advances	53,943,961	54,070,350	—	54,070,350	—	—
Mortgage loans held for portfolio, net	7,530,112	7,860,090	—	7,790,290	69,800	—
Accrued interest receivable	83,904	83,904	—	83,904	—	—
Derivative assets	5,877	5,877	—	69,677	—	(63,800)

Liabilities:
Deposits	1,176,605	1,176,474	—	1,176,474	—	—
Consolidated Obligations:
Discount Notes	30,840,224	30,843,064	—	30,843,064	—	—
Bonds (2)	44,345,917	45,069,294	—	45,069,294	—	—
Mandatorily redeemable capital stock	210,828	210,828	210,828	—	—	—
Accrued interest payable	106,885	106,885	—	106,885	—	—
Derivative liabilities	114,888	114,888	—	389,473	—	(274,585)

Other:
Standby bond purchase agreements	—	1,198	—	1,198	—	—

(1)
Amounts represent the effects of legally enforceable master netting agreements, other arrangements, or by operation of law that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly-rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at June 30, 2013 or December 31, 2012.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at June 30, 2013 or December 31, 2012.

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

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at June 30, 2013 or December 31, 2012, by level within the fair value hierarchy.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at June 30, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring Fair Value Measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,746	$—	$1,746	$—	$—
Available-for-sale securities:
Certificates of deposit	1,025,005	—	1,025,005	—	—
Derivative assets:
Interest rate swaps	4,154	—	47,550	—	(43,396)
Mortgage delivery commitments	78	—	78	—	—
Total derivative assets	4,232	—	47,628	—	(43,396)
Total assets at fair value	$1,030,983	$—	$1,074,379	$—	$(43,396)

Recurring Fair Value Measurements - Liabilities
Consolidated Obligation Bonds (2)	$100,109	$—	$100,109	$—	$—
Derivative liabilities:
Interest rate swaps	96,362	—	273,191	—	(176,829)
Mortgage delivery commitments	1,876	—	1,876	—	—
Total derivative liabilities	98,238	—	275,067	—	(176,829)
Total liabilities at fair value	$198,347	$—	$375,176	$—	$(176,829)

(1)
Amounts represent the effects of legally enforceable master netting agreements, other arrangements, or by operation of law that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

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

(1)
Amounts represent the effects of legally enforceable master netting agreements, other arrangements, or by operation of law that allow the FHLBank to settle positive and negative positions and of cash collateral held or placed with the same counterparties.

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

Table 18.3 – Fair Value Option Financial Liabilities (in thousands)

	Three Months Ended June 30,
	2013	2012
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(2,002,068)	$(4,202,540)
New transactions elected for fair value option	—	(1,250,000)
Maturities and terminations	1,900,000	765,000
Net gains (losses) on instruments held under fair value option	355	(186)
Change in accrued interest	1,604	(270)
Balance at end of period	$(100,109)	$(4,687,996)

	Six Months Ended June 30,
	2013	2012
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(3,402,366)	$(4,900,296)
New transactions elected for fair value option	—	(2,365,000)
Maturities and terminations	3,300,000	2,575,000
Net gains on instruments held under fair value option	887	2,435
Change in accrued interest	1,370	(135)
Balance at end of period	$(100,109)	$(4,687,996)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds
Interest expense	$(701)	$(2,308)	$(2,060)	$(5,199)
Net gains (losses) on changes in fair value under fair value option	355	(186)	887	2,435
Total changes in fair value included in current period earnings	$(346)	$(2,494)	$(1,173)	$(2,764)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of June 30, 2013 or December 31, 2012.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	June 30, 2013			December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$100,000	$100,109	$109	$3,400,000	$3,402,366	$2,366

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	June 30, 2013			December 31, 2012
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$13,670,400	$168,730	$13,839,130	$9,958,329	$193,635	$10,151,964
Commitments for standby bond purchases	88,595	268,130	356,725	313,055	66,760	379,815
Commitment to purchase mortgage loans	101,673	—	101,673	123,588	—	123,588
Unsettled Consolidated Bonds, at par (1)	5,000	—	5,000	110,000	—	110,000
Unsettled Consolidated Discount Notes, at par (1)	17,879	—	17,879	750,000	—	750,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

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

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2013 or December 31, 2012. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the six months ended June 30.

Table 20.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Six Months Ended June 30,
	2013	2012
Loans to other FHLBanks	$4,779	$2,005
Borrowings from other FHLBanks	8,287	—

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during six months ended June 30, 2013 or 2012. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	June 30, 2013		December 31, 2012
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$1,003	1.5%	$948	1.8%
MPP	45	0.7	41	0.6
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	234	4.9	229	5.4
Derivatives	—	—	—	—

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to members and former members holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 21.2 - Capital Stock, Advances, and MPP Principal Balances to Members and Former Members (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
June 30, 2013	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	32%	$42,700	$—
U.S. Bank, N.A.	592	12	4,585	49
Fifth Third Bank	401	8	632	4
Total	$2,526	52%	$47,917	$53

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2012	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$865	20%	$26,000	$—
U.S. Bank, N.A.	592	14	4,586	55
Fifth Third Bank	401	9	4,732	6
Total	$1,858	43%	$35,318	$61

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings extended to any of these nonmember affiliates at June 30, 2013 or December 31, 2012.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face;

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition information, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$95,320	$86,729	$81,562	$67,171	$67,466
Advances	65,093	58,282	53,944	36,002	35,095
Mortgage loans held for portfolio	6,993	7,228	7,548	7,866	8,114
Allowance for credit losses on mortgage loans	9	15	18	18	20
Investments (1)	23,101	20,772	19,950	23,170	23,359
Consolidated Obligations, net:
Discount Notes	38,926	34,076	30,840	31,535	30,539
Bonds	49,521	45,937	44,346	29,828	31,319
Total Consolidated Obligations, net	88,447	80,013	75,186	61,363	61,858
Mandatorily redeemable capital stock	125	134	211	219	265
Capital:
Capital stock - putable	4,690	4,466	4,010	3,428	3,259
Retained earnings	582	563	538	513	488
Accumulated other comprehensive loss	(11)	(11)	(11)	(9)	(9)
Total capital	5,261	5,018	4,537	3,932	3,738

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$79	$75	$91	$83	$53
Reversal for credit losses	(4)	(3)	—	(1)	—
Other income (loss)	2	8	(4)	(4)	22
Other expenses	16	15	15	15	14
Assessments	7	7	7	7	6
Net income	$62	$64	$65	$58	$55
Dividend payout ratio (2)	69.98%	60.55%	61.00%	57.67%	60.41%
Weighted average dividend rate (3)	4.25	4.25	4.75	4.25	4.25
Return on average equity	4.80	5.49	6.22	6.05	6.03
Return on average assets	0.26	0.31	0.36	0.34	0.34
Net interest margin (4)	0.34	0.36	0.51	0.49	0.33
Average equity to average assets	5.51	5.56	5.79	5.64	5.61
Regulatory capital ratio (5)	5.66	5.95	5.84	6.19	5.95
Operating expense to average assets	0.051	0.059	0.064	0.062	0.068

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	June 30,		December 31,	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2013	2012	2012	2013	2012	2012

Total Assets	$95,320	$67,466	$81,562	$89,150	$63,872	$66,702
Mission Asset Activity:
Advances (principal)	64,876	34,602	53,621	58,572	28,983	32,273
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	6,806	7,955	7,366	7,069	7,925	7,821
Mandatory Delivery Contracts (notional)	102	236	124	116	366	260
Total MPP	6,908	8,191	7,490	7,185	8,291	8,081
Letters of Credit (notional)	13,839	3,997	10,152	11,836	4,321	4,584
Total Mission Asset Activity	$85,623	$46,790	$71,263	$77,593	$41,595	$44,938

In the first six months of 2013, the FHLBank continued to effectively fulfill its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. As in the last few years, the vast majority of our members had limited demand for new Advance borrowings due to the tepid economic expansion and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System. We have, however, experienced substantial Advance growth as a result of borrowings from one newer, large-asset member.

Total assets at June 30, 2013 increased $13.8 billion (17 percent) from year-end 2012, led by Advances. Average asset balances in the first six months of 2013 were $25.3 billion (40 percent) higher than the same period of 2012, mostly due to the substantial growth in Advances.

The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and the MPP – was $85.6 billion at June 30, 2013, an increase of $14.4 billion (20 percent) from year-end 2012. The growth was led by a $11.3 billion increase in the principal balance of Advances. Average Advance principal balances in the first six months of 2013 increased $29.6 billion (102 percent) from the same period of 2012.

The principal balance of mortgage loans held for portfolio at June 30, 2013 fell $0.6 billion (eight percent) from year-end 2012. The decline reflected the relatively high amount of principal paydowns and inactivity by several large mortgage sellers. During the first six months of 2013, the FHLBank purchased $0.6 billion of mortgage loans, while principal paydowns totaled $1.2 billion.

As of June 30, 2013, members funded on average 3.0 percent of their assets with Advances, and the penetration rate was relatively stable with 65-70 percent of members holding Mission Asset Activity. The number of active sellers and participants in the MPP remained strong.

Based on our earnings during the first two quarters of 2013, we contributed $14 million to the Affordable Housing Program pool of funds to be awarded to members in 2014. In addition, the FHLBank continued its voluntary sponsorship of other housing programs with contributions to the Carol M. Peterson Housing Fund and the Disaster Reconstruction Program. In the first six months of the year, we disbursed $1.0 million under these programs.

Other Assets
The balance of investments at June 30, 2013 was $23.1 billion, an increase of $3.2 billion (16 percent) from year-end 2012. Average investment balances were $22.9 billion in the first six months of 2013, a decrease of $3.2 billion (12 percent) from the same period in 2012.

At June 30, 2013, investments included $14.9 billion of mortgage-backed securities and $8.2 billion of other investments, which are mostly short-term liquidity instruments. Most of the increase in the total investment balance was from purchases of mortgage-backed securities. We maintained an adequate amount of asset liquidity throughout the year under a variety of liquidity measures. All of our mortgage-backed securities held at June 30, 2013 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Capital
Capital adequacy continued to be strong in the first six months of 2013, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at June 30, 2013 was 5.52 percent, while the regulatory capital-to-assets ratio was 5.66 percent. Both ratios were well above the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital increased $724 million and $638 million, respectively, between year-end 2012 and the end of the second quarter of 2013, primarily resulting from members' capital stock purchases to support Advance growth.

Total retained earnings were $582 million at June 30, 2013, an increase of $44 million (eight percent) from year-end 2012. Retained earnings were comprised of $498 million unrestricted and $84 million restricted.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(Dollars in millions)	2013	2012	2013	2012	2012

Net income	$62	$55	$125	$112	$235
Affordable Housing Program accrual	7	6	14	13	27
Return on average equity (ROE)	4.80%	6.03%	5.13%	6.26%	6.20%
Return on average assets	0.26	0.34	0.28	0.35	0.35
Weighted average dividend rate	4.25	4.25	4.25	4.38	4.44
Average 3-month LIBOR	0.28	0.47	0.28	0.49	0.43
Average overnight Federal funds effective rate	0.12	0.15	0.13	0.13	0.14
ROE spread to 3-month LIBOR	4.52	5.56	4.85	5.77	5.77
Dividend rate spread to 3-month LIBOR	3.97	3.78	3.97	3.89	4.01
ROE spread to Federal funds effective rate	4.68	5.88	5.00	6.13	6.06
Dividend rate spread to Federal funds effective rate	4.13	4.10	4.12	4.25	4.30

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

Using our current balance sheet and operating expense structure, we estimate that the long-term average ROE in a stable market and interest rate environment would be in the range of 2.50 to 3.50 percentage points above short-term interest rates. The current elevated trend level of ROE spread to market interest rates, compared to the long-term historical range, is influenced by the following ongoing factors: 1) the extremely low level of short-term rates, 2) our continued ability to retire a large amount of high-cost Bonds before their final maturities, and 3) relatively muted acceleration of mortgage prepayment speeds.

The overall increase in net income in the 2013 periods compared with the 2012 periods resulted from the following factors:

▪
Net interest income after credit losses increased in the three- and six-month comparisons by $30 million and $29 million, respectively. This was the result of several favorable factors, most notably 1) higher interest income from growth in Advance balances, 2) lower net amortization, 3) replacement of maturities and calls of high-cost Consolidated Obligations with lower cost Obligations, and 4) net reversals of incurred credit losses in the MPP reflecting improvements in the housing market.

Growth in Advance balances supported by new capital stock improved net interest income by an estimated $21 million and $38 million in the three- and six-month periods, respectively. For example, the average principal balance of Advances increased $29.6 billion in the first six months of 2013 versus the same period of 2012.
Net amortization declined $28 million and $33 million, for the three- and six-month comparisons, respectively. Credit losses declined $4 million and $7 million, respectively, for the same periods.
The favorable factors were substantially offset by several unfavorable factors that affect net interest margin including, among others 1) replacement of a portion of the short-term lower-cost debt that funded fixed-rate mortgages with longer-term higher-cost debt to improve market risk positioning in the low interest rate environment, 2) narrower spreads on LIBOR-indexed assets to Consolidated Discount Note funding, which represents a reversion to historical normal levels, and 3) a reduction in the amount of higher-coupon liquidity investments.

▪
Other non-interest income declined $20 million and $12 million in the three- and six-month comparisons, respectively, primarily due to net gains on securities sales in the second quarter of 2012 that did not reoccur in 2013.

ROE fell in both periods because of $1.3 billion growth in average capital (in the six-month comparison) to support the Advance growth combined with numerous factors (both favorable and unfavorable) that resulted in a relatively small increase in net income compared to the growth in capital.

Business Outlook and Risk Management

This section summarizes and updates from our 2012 Form 10-K filing our major current risk exposures and current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Strategic/Business Risk
Advances. We cannot predict the future trend of Advance demand for individual members or the broad membership base. Advance demand depends on, among other things, the state of the economy, conditions in the housing markets, actions of the Federal Reserve to change liquidity reserves and the money supply, the willingness and ability of financial institutions to expand lending, and regulatory initiatives--all of which are difficult to predict and affect in terms of their impact on demand for our products and services. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply.

All of these conditions continue to exist. The increase in Advances over the last year has been driven primarily by the borrowings of a large-asset member. We believe the tepid economic expansion and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System have continued to limit many members' demand for Advances. We would expect to see a broad-based increase in Advance demand when the economy experiences a sustained improvement or if changes in Federal Reserve policy reduce other sources of liquidity available to our members. Additionally, there are $1.7 billion of Advances held by former members that will mature over the next several years.

MPP. Our strategy for the MPP continues to emphasize maintaining balances at a prudent amount relative to capital. This strategy is guided by our principle of having a moderate amount of market and credit risk within our current business model. We will continue to focus on recruiting community financial institution members and increasing the number of regular sellers.

The primary regulation currently affecting MPP growth is that if purchases in a calendar year exceed $2.5 billion, we are required to enact affordable housing goals for the MPP. We believe housing goals could be operationally costly to administer and could increase our credit risk exposure and reputational risk. As a result, we currently plan to limit our calendar year purchases to less than $2.5 billion as long as this requirement is in place.

Regulatory and Legislative Risk
The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, Mission Asset Activity, capitalization, and results of operations. To date, however, we believe the impacts have been moderate. The "Risk Factors" section of the 2012 Form 10-K provides details of some of the current and recent regulatory and legislative initiatives that could affect our business. We believe that the overall legislative and regulatory environment related to our company has raised our operating costs and, due particularly to the uncertainty around eventual GSE reform, has imparted added uncertainty regarding the business model under which the FHLBanks may operate in the future.

Of particular current interest to us is elevated regulatory focus on the FHLBanks' core mission activity of utilizing their GSE status to provide funding and liquidity to support the housing markets. This focus is manifested in several regulatory initiatives. The Finance Agency is requiring each FHLBank to develop and submit for approval by October 2013 an amendment to its strategic business plan that details targeted benchmark levels for identified core mission activities and actions to achieve and maintain such levels. We are unable at this time to determine if such a requirement will ultimately result in any significant changes to our business model, products or services, financial condition, or results of operations.

Risk Exposure
The FHLBank believes that its net liquidity position remained strong during the first six months of 2013, as did its overall ability to fund operations through Consolidated Obligation issuances at acceptable interest costs. While there can be no assurances, we believe there is only a remote possibility of a funding or liquidity crisis in the FHLBank System that could impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends.

In July 2013, Moody's affirmed the Aaa ratings on the long-term deposits of each FHLBank and on the long-term Bond rating of the FHLBank System, and updated the outlooks to stable. Moody's also affirmed the short-term ratings at Prime-1 for each FHLBank and the FHLBank System. In June 2013, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt, and raised the outlooks to stable. The actions of both rating agencies were prompted by similar actions regarding the U.S. sovereign rating.

Market risk exposure remained moderate in the first six months of the year, well within the FHLBank's policy limits, and consistent with the normal historical range. We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by five percentage points or more combined with short-term rates increasing to at least eight percent. We believe such a scenario is extremely unlikely to occur.

Residual credit risk exposure from offering Advances, purchasing investments, and executing derivative transactions was limited, with no loan loss reserves or impairment recorded for these instruments. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to mitigate these risks. Residual credit risk exposure in the mortgage loan portfolio continued to be moderate and manageable. The allowance for credit losses in the MPP continued to decline and was $9 million at June 30, 2013.

As of June 30, 2013, all of our mortgage-backed securities were issued and guaranteed by Fannie Mae or Freddie Mac (which we believe have the backing of the U.S. government), the National Credit Union Administration, or Ginnie Mae. For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. We mitigate the credit risk exposure resulting from interest rate swap transactions through collateralization.

The large increase over the prior 12 months in Advance borrowings from one member, JPMorgan Chase Bank, N.A.(JPMorgan), has substantially raised borrower concentration ratios compared with levels of the last several years. We assess concentration risks from business activity, and we believe that the current concentration of Advance activity is consistent with our risk management philosophy. Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs.

Advance concentration has a minor effect on market risk exposure because Advances are normally match funded. We believe the effect on credit risk exposure is minimal because of our application of normal credit risk mitigations, the most important of which is over-collateralization. In the extremely remote possibility that a high concentration member would fail, combined with the Federal Deposit Insurance Corporation's decision not to repay Advances, we would implement our plan to liquidate collateral to recover losses from losing principal and interest on the Advances balances. Finally, the increase in Advance concentration has not compromised capital adequacy because the Capital Plan requires the Advance growth from the member to be supported by new purchases of capital stock.

Capital Adequacy
We continue to maintain compliance with our regulatory capital requirements. We believe that the amount of our retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or below safe levels. We believe members continue to place a high value on their capital investment in our company. Capital ratios at June 30, 2013 were well above the regulatory required minimum of four percent.

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

In the last several years, the tepid economic expansion has resulted in slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other important factors continuing to negatively impact broad-based demand for our credit services are the extremely low levels of interest rates and the Federal Reserve's ongoing actions to provide an extraordinary amount of liquidity to stimulate economic growth, as discussed elsewhere. We believe these trends have limited many members' demand for Advances.

The relative balance of modest loan and deposit growth provides an indication of member Advance demand. From March 31, 2012 to March 31, 2013 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions' grew $51.6 billion (4.5 percent) while their aggregate deposit balances rose $118.1 billion (6.4 percent). Most of the loan growth in this period occurred from our largest members, which is consistent with nationwide trends in the last several years of increasing concentration of financial activity. Excluding the five members with over $50 billion of assets, aggregate loans increased only $4.6 billion (2.6 percent) in the 12-month period while aggregate deposits grew $4.0 billion (1.7 percent). These data provide a possible explanation for the limited broad-based growth in Advance demand. We have no reason to believe that these trends changed materially in the second quarter of 2013.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

					Six Months Ended June 30,
	Quarter 2 2013		Quarter 1 2013		2013	2012	Year 2012
	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.07	0.12	0.09	0.14	0.13	0.13	0.09	0.14

3-month LIBOR	0.27	0.28	0.28	0.29	0.28	0.49	0.31	0.43
2-year LIBOR	0.51	0.42	0.42	0.41	0.41	0.59	0.39	0.50
5-year LIBOR	1.57	1.09	0.95	0.96	1.03	1.13	0.86	0.98
10-year LIBOR	2.70	2.15	2.01	2.01	2.08	2.03	1.84	1.88

2-year U.S. Treasury	0.36	0.26	0.24	0.25	0.26	0.28	0.25	0.27
5-year U.S. Treasury	1.40	0.91	0.77	0.81	0.86	0.83	0.72	0.75
10-year U.S. Treasury	2.49	1.98	1.85	1.93	1.95	1.91	1.76	1.78

15-year mortgage current coupon (1)	2.44	1.87	1.72	1.84	1.85	1.85	1.71	1.64
30-year mortgage current coupon (1)	3.34	2.77	2.65	2.57	2.67	2.84	2.22	2.54

15-year mortgage note rate (2)	3.55	3.06	3.02	2.97	3.01	3.12	2.86	3.15
30-year mortgage note rate (2)	4.46	3.87	3.79	3.72	3.79	3.86	3.52	3.84

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows in the first six months of 2013. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds. Intermediate- and long-term rates, especially those on fixed-rate mortgages, rose moderately on an absolute basis in the first, and in particular, second quarters of the year compared to the levels in 2012.

The interest rate trends had several effects on our results of operations in the first two quarters of 2013, as discussed in "Executive Overview" and "Results of Operations." The Federal Reserve has indicated that it currently plans to hold certain short-term rates at or near zero until at least mid-2015. This projection could change if actual economic growth or inflation, or its forecast thereof, accelerates. Future changes in long-term rates are more difficult to predict since the Federal Reserve has less control over these rates. As discussed in "Executive Overview" and the "Market Risk" section of "Quantitative and Qualitative Disclosures About Risk Management," we believe our market risk profile is positioned to remain moderate and our profitability competitive across a wide range of interest rate environments.

The low rate environment continues to be a net benefit to our profitability relative to interest rate levels, for several reasons:

▪	Reductions in, and low, market interest rates raise ROE compared to market rates to the extent we fund a portion of long-term assets with shorter-term debt.

▪
The low intermediate- and long-term rates have provided us the opportunity to retire many Bonds before their final maturities and replace them with lower cost Obligations, at a pace exceeding mortgage paydowns.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

Although intermediate- and long-term rates rose during the first six months of 2013, the increase was moderate and the interest rate environment remained favorable for our results of operations in terms of the spread between our level of profitability (ROE) and the levels of interest rates.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show annual and quarterly trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	June 30, 2013		March 31, 2013		December 31, 2012
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$49,277	76%	$45,280	78%	$35,578	66%
Other	288	—	196	—	406	1
Total	49,565	76	45,476	78	35,984	67
Fixed-Rate:
REPO	3,673	6	2,477	4	7,655	14
Regular Fixed Rate	6,277	10	4,928	9	4,573	9
Putable (2)	2,367	3	2,469	4	2,587	5
Convertible (2)	63	—	63	—	63	—
Amortizing/Mortgage Matched	2,402	4	2,311	4	2,353	4
Other	529	1	275	1	406	1
Total	15,311	24	12,523	22	17,637	33
Other Advances	—	—	—	—	—	—
Total Advances Principal	$64,876	100%	$57,999	100%	$53,621	100%

Letters of Credit (notional)	$13,839		$11,683		$10,152

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The increase in Advance balances during 2013 occurred mostly from borrowings by JPMorgan. Aggregate average Advance balances to other members declined $2.5 billion (10 percent) in the first six months of 2013 compared to the end of 2012. Advance growth was comprised primarily of adjustable-rate LIBOR Advances.

Advances to former members declined by $1.9 billion in the first six months of 2013. Former members hold $1.7 billion in Advances (three percent), of which approximately $1.1 billion are scheduled to mature by the end of 2014. When these are paid down, the former members will not be able to replace them with new Advances.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets. Overall Advance usage ratios declined slightly in the first six months of 2013, continuing a trend from the last several years, although the reductions have decelerated.

	June 30, 2013	March 31, 2013	December 31, 2012
Average Advances-to-Assets for Members
Assets less than $1.0 billion (670 members)	3.03%	2.89%	3.12%
Assets over $1.0 billion (64 members)	3.02%	2.70%	2.90%
All members	3.03%	2.87%	3.10%

We do not know if the Advance growth experienced in the last 12 months, primarily from one member, will continue or develop into increased demand more broadly. The anemic economic expansion, significant levels of financial institution liquidity as a result of Federal Reserve actions, and strong member deposit levels have limited overall member demand for our funding.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
June 30, 2013			December 31, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

JPMorgan Chase Bank, N.A.	$42,700	66%	JPMorgan Chase Bank, N.A.	$26,000	48%
U.S. Bank, N.A.	4,585	7	Fifth Third Bank	4,732	9
Protective Life Insurance Company	1,262	2	U.S. Bank, N.A.	4,586	8
Western-Southern Life Assurance Co	1,157	2	PNC Bank, N.A. (1)	2,986	6
PNC Bank, N.A. (1)	1,032	1	Protective Life Insurance Company	1,071	2
Total of Top 5	$50,736	78%	Total of Top 5	$39,375	73%
(1)Former member.

We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves operating efficiency, increases financial leverage and earnings, and may enable us over time to obtain more favorable funding costs and maintain competitively priced Mission Asset Activity.

Members increased their available lines in the Letters of Credit program by $3.7 billion in the first six months of 2013. The lines rose principally because of more activity from a large member who uses Letters of Credit heavily and whose usage can be volatile. We believe the member increased its usage in response to the year-end 2012 expiration of the government's Transaction Account Guarantee program. We generally earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

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

The table below shows principal paydowns and purchases of loans in the MPP for the first six months of 2013.

(In millions)	MPP Principal
Balance at December 31, 2012	$7,366
Principal purchases	647
Principal paydowns	(1,207)
Balance at June 30, 2013	$6,806

The decline in principal loan balance in the first six months of 2013 resulted from the moderately fast prepayments and lack of activity from several large sellers. However, the purchases reflected sales by 68 community-based financial institutions in the first six months of the year, with the number of monthly sellers averaging 67.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first six months of 2013 equated to a 27 percent annual constant prepayment rate, close to the 29 percent rate for all of 2012.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first six months of 2013. The weighted average mortgage note rate fell from 4.74 percent at the end of 2012 to 4.60 percent at June 30, 2013. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned during the first six months of 2013, relative to funding costs, continued to offer favorable risk-adjusted returns.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

	Six Months Ended		Year Ended
(In millions)	June 30, 2013		December 31, 2012
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$8,151	$9,530	$7,176	$13,943
Mortgage-backed securities	14,950	13,169	12,774	11,375
Other investments (1)	—	195	—	408
Total investments	$23,101	$22,894	$19,950	$25,726

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. The decline in the average amount of liquidity investments in the first six months of 2013 corresponded to the growth in Advances. We continued to maintain an adequate amount of asset liquidity using our liquidity measures.

The investment balances at June 30, 2013 and December 31, 2012 exclude $23 million and $16 million, respectively, in funds held in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition.

Our overarching strategy for mortgage-backed securities is to keep our holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at June 30, 2013 represented a 2.77 multiple of regulatory capital and consisted of $13.6 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.7 billion were floating-rate securities) and $1.3 billion of floating-rate securities issued by the National Credit Union Administration. We held no private-label mortgage-backed securities at June 30, 2013.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first six months of 2013.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2012	$12,757
Principal purchases	3,705
Principal paydowns	(1,510)
Balance at June 30, 2013	$14,952

Principal paydowns in the first two quarters equated to a 21 percent annual constant prepayment rate, down slightly from the 25 percent rate in all of 2012. Purchases during the first six months were in fixed-rate collateralized mortgage obligations (CMOs) and 20-year pass-through securities, with purchase prices near par or at discounts. Yields earned on new purchases, relative to funding costs, continued to offer acceptable risk-adjusted returns.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended
(In millions)	June 30, 2013		December 31, 2012
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$38,934	$34,815	$30,848	$29,504
Discount	(8)	(9)	(8)	(5)
Total Discount Notes	38,926	34,806	30,840	29,499
Bonds:
Unswapped fixed-rate	21,867	22,929	21,689	18,680
Unswapped adjustable-rate	25,090	19,353	14,830	3,086
Swapped fixed-rate	2,455	4,974	7,704	9,197
Total par Bonds	49,412	47,256	44,223	30,963
Other items (1)	109	120	123	128
Total Bonds	49,521	47,376	44,346	31,091
Total Consolidated Obligations (2)	$88,447	$82,182	$75,186	$60,590

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $704,504 and $687,902 at June 30, 2013 and December 31, 2012, respectively.

The increase in the ending and average balances of unswapped adjustable-rate Bonds and short-term Discount Notes reflected the growth in Advances and our decision to avoid transacting new interest rates swaps (i.e., swapped fixed-rate Bonds) in light of the current unresolved uncertainties with costs, operating and regulatory processes, and credit risks associated with derivatives clearing requirements under the Dodd-Frank Act. The increase in the average balance of unswapped fixed-rate Bonds reflected growth in average mortgage assets and reduction in the average amount of balance sheet short funding in the first six months of 2013 compared to all of 2012. The relative stability in the ending balance of unswapped fixed-rate Bonds reflected normal rebalancing of market risk exposure via changes in the amount of short funding.

Long-term Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. Discount Notes, swapped Bonds, and adjustable-rate Bonds normally have interest costs below LIBOR. The level of these spreads and their volatility in the first six months of 2013 were comparable to historical ranges.

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at June 30, 2013 were $1.0 billion, a decrease of $0.1 billion (12 percent) from year-end 2012. The average balance of total interest bearing deposits in the first six months of 2013 was $1.2 billion, an increase of less than one percent from the average balance during the same period of 2012.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first six months of 2013.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

GAAP and Regulatory Capital	Six Months Ended		Year Ended
	June 30, 2013		December 31, 2012
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$4,690	$4,369	$4,010	$3,297
Mandatorily Redeemable Capital Stock	125	157	211	252
Regulatory Capital Stock	4,815	4,526	4,221	3,549
Retained Earnings	582	575	538	501
Regulatory Capital	$5,397	$5,101	$4,759	$4,050

GAAP and Regulatory Capital-to-Assets Ratio	Six Months Ended		Year Ended
	June 30, 2013		December 31, 2012
	Period End	Average	Period End	Average
GAAP	5.52%	5.53%	5.56%	5.68%
Regulatory	5.66	5.72	5.84	6.07

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

In the first six months of 2013, our capital base increased due mostly to required stock purchases to support Advance growth, while the amount of financial leverage, as represented by a lower regulatory capital-to-assets ratio, was relatively stable.

The amount of excess capital stock was $1.2 billion at June 30, 2013. The substantial amount of excess stock provides a base of capital to manage financial leverage at prudent levels, augment loss protections for bondholders, and capitalize a portion of potential growth in new Mission Assets. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (as defined by the Finance Agency) exceeds one percent of total assets on a dividend payment date. Since the end of 2008, this regulatory threshold has been exceeded and, therefore, we have been required to pay cash dividends.

At June 30, 2013, the total amount of retained earnings were comprised of $498 million unrestricted (an increase of $19 million from year-end 2012) and $84 million restricted (an increase of $25 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends if earnings experience exceptional stress. Further discussion is in the "Capital Adequacy" section of "Quantitative and Qualitative Disclosures About Risk Management."

Membership and Stockholders

In the first six months of 2013, we added three new member stockholders and lost 11 members, ending the second quarter at 734. The 11 lost members included eight that merged with other Fifth District members, one that merged out of the District, and two that failed and were taken into FDIC receivership. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We will continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and six months ended June 30, 2013 and 2012. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013		2012		2013		2012
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$79	6.14%	$53	5.80%	$155	6.32%	$133	7.45%
Reversal (provision) for credit losses	4	0.31	—	—	6	0.27	(1)	(0.08)
Net interest income after reversal (provision) for credit losses	83	6.45	53	5.80	161	6.59	132	7.37
Net (losses) gains on derivatives and hedging activities	(1)	(0.11)	3	0.35	3	0.12	7	0.39
Other non-interest income	3	0.22	19	2.10	6	0.25	14	0.81
Total non-interest income	2	0.11	22	2.45	9	0.37	21	1.20
Total revenue	85	6.56	75	8.25	170	6.96	153	8.57
Total other expense	(16)	(1.21)	(14)	(1.52)	(31)	(1.25)	(28)	(1.58)
Assessments	(7)	(0.55)	(6)	(0.70)	(14)	(0.58)	(13)	(0.73)
Net income	$62	4.80%	$55	6.03%	$125	5.13%	$112	6.26%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The most significant individual contributors to the higher net income in the first six months of 2013 were higher Advance balances, lower net amortization, and reversals in the provision for credit losses in the MPP. ROE fell in both periods because of $1.3 billion growth in average capital (in the six-month comparison) to support the Advance growth combined with several factors that lowered income offsetting much of impact of the favorable factors. The most notable unfavorable factors were changes in income from asset-liability management actions and net gains on securities sales recognized in 2012 that did not reoccur in the first six months of 2013.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the comparison periods are discussed below.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2013		2012		2013		2012
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$70	0.30%	$68	0.42%	$136	0.31%	$138	0.44%
Net (amortization)/accretion (1) (2)	(1)	—	(29)	(0.17)	(1)	—	(34)	(0.11)
Prepayment fees on Advances, net (2)	1	—	2	0.01	1	—	5	0.02
Total net interest rate spread	70	0.30	41	0.26	136	0.31	109	0.35
Earnings from funding assets with interest-free capital	9	0.04	12	0.07	19	0.04	24	0.07
Total net interest income/net interest margin (3)	$79	0.34%	$53	0.33%	$155	0.35%	$133	0.42%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. The earnings from funding assets with interest-free capital has become a smaller proportion of net interest income due to the continued extremely low interest rate environment. The earnings from capital fell in each of the two comparison periods due to a reduction in average interest rates.

Net Amortization/Accretion. Net amortization/accretion (generally referred to as "amortization") includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, as well as premiums, discounts and concessions paid on Consolidated Obligations. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although amortization over the entire life is one component of lifetime economic returns.

The amount of net amortization was low in the three and six months ended June 30, 2013. The substantial decrease in net amortization in each of the two comparison periods resulted primarily from a decline in actual and projected prepayment speeds due to an increase in mortgage rates in the second quarter of 2013.

At June 30, 2013, the net premium balance of mortgage assets totaled $185 million compared to $199 million at the end of 2012. The decline was mostly due to the purchase of mortgage-backed securities at prices near par or in some cases at slight discounts, compared to the premiums on mortgage assets that paid down. MPP loans continued to be purchased mostly at premium prices in the first six months of 2013 (as they have been in the last several years), although at a lower amount.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been, significant, they were modest in each of the periods presented.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the total other components of net interest rate spread changed only $2 million (two percent) in the first six months of 2013 versus the same period in 2012. The following factors, discussed below in estimated approximate order of impact from largest to smallest, accounted for the changes in net interest rate spread due to other components.

Six-Months Comparison

▪
Advance growth-Favorable: The growth in average Advance balances and new capital stock purchased to support the growth improved net interest income by an estimated $38 million. A portion of the gain to net interest from this factor included leveraging the additional capital with mortgage-backed securities.

▪
Asset-liability management-Unfavorable: Management strategies and actions, along with changes in the market rate environment, related to asset-liability management and market risk exposure lowered earnings on a net basis, as follows:

1)	We decreased the amount of fixed-rate mortgages funded with short-term debt, which lowered earnings by an estimated $16 million.

2)
We normally use short-term Discount Notes to fund a substantial amount of LIBOR-indexed assets. The average spread between LIBOR and Discount Notes was narrower in the first six months of 2013, lowering net interest income by an estimated $11 million.

3)
We replaced, over the prior 12 months, a substantial amount of high-cost debt (Consolidated Bonds) with issuance of new debt at lower rates. This effect exceeded the impact of paydowns of high-yielding mortgage assets. These two factors combined increased net interest income by an estimated $15 million.

We estimate that the overall impact of asset-liability management actions decreased interest income $12 million.

▪
Trading securities-Unfavorable: In the first six months of 2012, we held a large amount of investments in short-term trading securities (including instruments of the U.S. Treasury and government-sponsored enterprises) in order to enhance asset liquidity and manage counterparty credit risk. No short-term trading securities were held in 2013. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $19 million increase in net interest income in the first half of 2012. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See "Non-Interest Income and Non-Interest Expense" below for a discussion of the net losses on trading securities.

▪	Lower balances on MPP loans-Unfavorable: The average balance of MPP loans declined $856 million, which reduced net interest income by an estimated $7 million.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the six-months comparison and in approximately the same relative magnitude.

Average Balance Sheet and Rates
The following tables provide average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin between the periods shown occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$62,713	$78	0.50%	$30,686	$60	0.78%
Mortgage loans held for portfolio (2)	7,115	68	3.82	8,158	69	3.41
Federal funds sold and securities purchased under resale agreements	8,559	2	0.10	7,024	3	0.15
Interest-bearing deposits in banks (3) (4) (5)	1,505	1	0.15	2,782	1	0.17
Mortgage-backed securities	13,769	75	2.18	10,459	66	2.53
Other investments (4)	26	—	0.13	5,616	13	0.94
Loans to other FHLBanks	2	—	0.16	1	—	—
Total earning assets	93,689	224	0.96	64,726	212	1.32
Less: allowance for credit losses on mortgage loans	14			21
Other assets	153			193
Total assets	$93,828			$64,898
Liabilities and Capital
Term deposits	$136	—	0.17	$119	—	0.22
Other interest bearing deposits (5)	1,003	—	0.01	1,051	—	0.01
Short-term borrowings	36,381	10	0.11	28,211	7	0.10
Unswapped fixed-rate Consolidated Bonds	23,622	123	2.08	18,892	143	3.04
Unswapped adjustable-rate Consolidated Bonds	22,698	9	0.16	1,731	1	0.26
Swapped Consolidated Bonds	3,993	1	0.11	10,080	5	0.21
Mandatorily redeemable capital stock	131	2	4.35	267	3	3.99
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	87,964	145	0.66	60,351	159	1.06
Non-interest bearing deposits	19			18
Other liabilities	674			890
Total capital	5,171			3,639
Total liabilities and capital	$93,828			$64,898

Net interest rate spread			0.30%			0.26%
Net interest income and net interest margin (6)		$79	0.34%		$53	0.33%
Average interest-earning assets to interest-bearing liabilities			106.51%			107.25%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$58,858	$150	0.51%	$29,530	$123	0.84%
Mortgage loans held for portfolio (2)	7,253	141	3.92	8,072	158	3.93
Federal funds sold and securities purchased under resale agreements	8,808	5	0.11	6,545	4	0.13
Interest-bearing deposits in banks (3) (4) (5)	891	1	0.15	3,456	3	0.17
Mortgage-backed securities	13,169	144	2.21	10,811	146	2.72
Other investments (4)	26	—	0.13	5,275	24	0.92
Loans to other FHLBanks	5	—	0.17	2	—	0.10
Total earning assets	89,010	441	1.00	63,691	458	1.45
Less: allowance for credit losses on mortgage loans	16			21
Other assets	156			202
Total assets	$89,150			$63,872
Liabilities and Capital
Term deposits	$125	—	0.18	$108	—	0.23
Other interest bearing deposits (5)	1,045	—	0.01	1,059	—	0.01
Short-term borrowings	34,806	21	0.12	27,758	11	0.08
Unswapped fixed-rate Consolidated Bonds	22,997	243	2.13	18,781	294	3.14
Unswapped adjustable-rate Consolidated Bonds	19,353	16	0.16	1,586	2	0.28
Swapped Consolidated Bonds	5,026	3	0.13	9,765	12	0.24
Mandatorily redeemable capital stock	157	3	3.91	271	6	4.54
Other borrowings	8	—	0.12	1	—	0.37
Total interest-bearing liabilities	83,517	286	0.69	59,329	325	1.10
Non-interest bearing deposits	19			17
Other liabilities	681			923
Total capital	4,933			3,603
Total liabilities and capital	$89,150			$63,872

Net interest rate spread			0.31%			0.35%
Net interest income and net interest margin (6)		$155	0.35%		$133	0.42%
Average interest-earning assets to interest-bearing liabilities			106.58%			107.35%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

The net interest spread and net interest margin decreased in the six-months comparison due, most importantly, to a significant increase in the composition of Advances to total assets and, secondarily, to the unfavorable earnings factors discussed in the previous section. Although the Advance growth resulted in an overall benefit to net interest income because of a larger asset base, the growth lowered the spread and margin because Advances tend to have lower spreads to funding costs compared to mortgage assets. Net interest spread and margin increased in the three-months comparison since the unfavorable factors mentioned in the six-month comparison were more than offset by a significant decrease in net amortization (leading to the increase in average rate on mortgage loans held for portfolio) in the second quarter of 2013.

For both comparison periods, the decline in the average rate on total earning assets resulted from the continued low rate environment and changes in the composition of the balance sheet due to Advance growth and related funding at lower-than-average rates.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended June 30, 2013 over 2012			Six Months Ended June 30, 2013 over 2012
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$45	$(27)	$18	$88	$(61)	$27
Mortgage loans held for portfolio	(9)	8	(1)	(16)	(1)	(17)
Federal funds sold and securities purchased under resale agreements	—	(1)	(1)	1	—	1
Interest-bearing deposits in banks	—	—	—	(2)	—	(2)
Mortgage-backed securities	19	(10)	9	29	(31)	(2)
Other investments	(7)	(6)	(13)	(13)	(11)	(24)
Loans to other FHLBanks	—	—	—	—	—	—
Total	48	(36)	12	87	(104)	(17)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	2	1	3	3	7	10
Unswapped fixed-rate Bonds	31	(51)	(20)	57	(108)	(51)
Unswapped adjustable-rate Bonds	8	—	8	15	(1)	14
Swapped Bonds	(2)	(2)	(4)	(5)	(4)	(9)
Mandatorily redeemable capital stock	(1)	—	(1)	(2)	(1)	(3)
Other borrowings	—	—	—	—	—	—
Total	38	(52)	(14)	68	(107)	(39)
Increase (decrease) in net interest income	$10	$16	$26	$19	$3	$22

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$(1)	$(2)	$(1)
Net interest settlements included in net interest income	(27)	(77)	(55)	(158)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	(2)	(1)	(3)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	7	9	16	18
Decrease to net interest income	$(22)	$(71)	$(42)	$(144)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction was significantly smaller in the three- and six-month periods of 2013 compared to the same periods in 2012 primarily due to a decrease in the notional amount of swaps outstanding.

See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information on our use of derivatives.

Provision for Credit Losses

In the first six months of 2013, we recorded a $6.5 million reversal for estimated incurred credit losses in the MPP compared to a provision for credit losses of $1.4 million in the same period of 2012. The change in estimated credit losses was mostly a result of improvements in the housing market related to higher home prices and improved delinquency trends. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three and six months ended June 30, 2013 and 2012.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other Non-Interest Income
Net gains on held-to-maturity securities	$—	$29	$—	$29
Net (losses) gains on derivatives and hedging activities	(1)	3	3	7
Other non-interest income (loss), net	3	(10)	6	(15)
Total other non-interest income	$2	$22	$9	$21

Other Expense
Compensation and benefits	$8	$8	$16	$16
Other operating expense	4	3	8	7
Finance Agency	1	1	2	3
Office of Finance	1	1	3	2
Other	2	1	2	—
Total other expense	$16	$14	$31	$28
Average total assets	$93,828	$64,898	$89,150	$63,872
Average regulatory capital	5,313	3,916	5,101	3,885
Total other expense to average total assets (1)	0.07%	0.09%	0.07%	0.09%
Total other expense to average regulatory capital (1)	1.18	1.41	1.21	1.46

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities in 2012 occurred from the sales of $478 million of mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under our periodic clean-up process.

Other non-interest income (loss), net increased in the 2013 periods due primarily to losses recorded on trading securities in 2012 that were no longer held in 2013. As discussed above in “Components of Net Interest Income,” the losses on the trading securities occurred because these securities had above-market coupon rates and, therefore, were purchased at prices above par. The related premiums paid are reflected as mark-to-market losses to the securities as their fair values approach par at maturity. As noted earlier, the resulting net earnings from the trading securities reflected at-market returns.

Other expenses continued to experience modest increases in 2013.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (losses) gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$2	$3	$4	$7
Gains (losses) on derivatives not receiving hedge accounting	2	(2)	6	(2)
Mortgage loans:
(Losses) gains on derivatives not receiving hedge accounting	(5)	1	(8)	(2)
Consolidated Obligation Bonds:
Gains on derivatives not receiving hedge accounting	—	1	1	4
Total net (losses) gains on derivatives and hedging activities	(1)	3	3	7
Net gains on financial instruments held at fair value (1)	—	—	1	2
Total net effect of derivatives and hedging activities	$(1)	$3	$4	$9

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The changes in net (losses) gains on derivatives and hedging activities represented unrealized market value adjustments. The amounts of income volatility in derivatives and hedging activities were minor compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions. In each of the periods shown, the market value adjustment, as a percentage of notional derivatives principal, was less than 0.10 percentage points.

Affordable Housing Program Assessments

In the first six months of 2013, assessments totaled $14 million and lowered ROE by 0.58 percentage points. In the first six months of 2012, assessments totaled $13 million and lowered ROE by 0.73 percentage points. The smaller impact of assessments on ROE in the first six months of 2013 was due primarily to the growth in capital throughout 2012 and the first six months of 2013.

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

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Three Months Ended June 30, 2013
Net interest income after reversal for credit losses	$56	$27	$83
Net income	$44	$18	$62
Average assets	$86,698	$7,130	$93,828
Assumed average capital allocation	$4,779	$392	$5,171
Return on Average Assets (1)	0.20%	1.02%	0.26%
Return on Average Equity (1)	3.67%	18.62%	4.80%

Three Months Ended June 30, 2012
Net interest income after provision for credit losses	$41	$12	$53
Net income	$45	$10	$55
Average assets	$56,727	$8,171	$64,898
Assumed average capital allocation	$3,181	$458	$3,639
Return on Average Assets (1)	0.32%	0.49%	0.34%
Return on Average Equity (1)	5.63%	8.80%	6.03%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(Dollars in millions)	Traditional Member Finance	Mortgage Purchase Program	Total
Six Months Ended June 30, 2013
Net interest income after reversal for credit losses	$104	$57	$161
Net income	$85	$40	$125
Average assets	$81,884	$7,266	$89,150
Assumed average capital allocation	$4,531	$402	$4,933
Return on Average Assets (1)	0.21%	1.11%	0.28%
Return on Average Equity (1)	3.80%	20.03%	5.13%

Six Months Ended June 30, 2012
Net interest income after provision for credit losses	$92	$40	$132
Net income	$81	$31	$112
Average assets	$55,787	$8,085	$63,872
Assumed average capital allocation	$3,147	$456	$3,603
Return on Average Assets (1)	0.29%	0.76%	0.35%
Return on Average Equity (1)	5.21%	13.53%	6.26%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net interest income in both the three- and six-month comparison periods reflected the net effect of the factors related to this segment as discussed in "Components of Net Interest Income."

ROE decreased even though net income did not change significantly due primarily to an increase in average total capital to support Advance growth, which diluted ROE because earnings were spread over a larger capital base.

MPP Segment
The MPP continued to earn a substantial level of return compared with market interest rates, with a moderate amount of market risk and credit risk. In the first six months of 2013, the MPP averaged eight percent of total average assets while accounting for 32 percent of earnings.

MPP's net income and ROE increased significantly in the first six months of 2013 compared to the same period in 2012 due to decreases in MPP net amortization and credit losses, in addition to management actions to call and replace MPP-related long-term funding at lower rates. ROE also benefited from a smaller base of allocated capital corresponding to the increase in financial leverage of the overall balance sheet. These favorable factors were partially offset by a decrease in the MPP loan balances with principal paydowns of high-yielding loans and a decrease in the amount of short-funding allocated to the segment.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT RISK MANAGEMENT

Market Risk

Market Value of Equity and Duration of Equity - Entire Balance Sheet
Market risk exposure is the risk that net income and the value of stockholders' capital investment in the FHLBank may decrease, and that our profitability may be uncompetitive as a result of changes in the market environment and business conditions. Along with business/strategic risk, market risk is normally one of our largest residual risks. We attempt to maintain a moderate amount of market risk exposure while earning a competitive return on members' capital stock investment.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date
Market Value of Equity	$5,254	$5,257	$5,241	$5,141	$5,000	$4,837	$4,675
% Change from Flat Case	2.2%	2.3%	1.9%	—	(2.7)%	(5.9)%	(9.1)%
2012 Full Year
Market Value of Equity	$4,281	$4,279	$4,292	$4,330	$4,337	$4,186	$3,955
% Change from Flat Case	(1.1)%	(1.2)%	(0.9)%	—	0.2%	(3.3)%	(8.7)%

Month-End Results
June 30, 2013
Market Value of Equity	$5,458	$5,490	$5,427	$5,237	$5,026	$4,806	$4,598
% Change from Flat Case	4.2%	4.8%	3.6%	—	(4.0)%	(8.2)%	(12.2)%
December 31, 2012
Market Value of Equity	$4,991	$4,976	$4,947	$4,878	$4,759	$4,585	$4,401
% Change from Flat Case	2.3%	2.0%	1.4%	—	(2.4)%	(6.0)%	(9.8)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date	1.2	1.0	1.7	3.0	3.1	3.5	3.4
2012 Full Year	1.8	1.3	0.4	(1.4)	2.0	4.9	6.4

Month-End Results
June 30, 2013	0.3	1.3	3.6	3.9	4.4	4.5	4.4
December 31, 2012	1.8	1.8	1.8	1.9	3.2	4.1	4.1

During the first six months of 2013, as in 2012, the market risk exposure to changing interest rates was moderate overall, consistent with long-term historical average exposure, and well within policy limits. Overall market risk and earnings exposure to further reductions in long-term rates continued to benefit from slower mortgage prepayment speeds (given the level of rates and composition of mortgage assets), than would be expected under normal conditions for housing markets.

The effect of the moderate absolute amount of increases in interest rates experienced in the last two months of the second quarter of 2013 had a small impact on measured market risk exposure to further rising rates, which is primarily attributable to our hedging practices and the stable cashflow expectations of the composition of mortgage-backed securities collateral. Moderate increases in market risk exposure to increasing rates measured at the end of the second quarter were largely driven by a greater portion of long-term assets being funded with shorter-term liabilities, which is a result of normal variations within standard business activity.

Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to two percentage points (which would put fixed-rate mortgages at two percent or less) would still result in ROE being above market interest rates. We believe that profitability would not become uncompetitive in a rising rate environment unless long-term rates were to permanently increase in a short period of time by as much as five percentage points or more combined with short-term rates increasing to at least eight percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables for our business model. We believe such a scenario is extremely unlikely to occur.

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits.

	June 30, 2013	December 31, 2012
Market Value of Equity to Par Value of Regulatory Capital Stock	109%	116%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	113	117
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	100	109

In the first six months of 2013, the market capitalization ratios in the scenarios indicated continued to be at or above 100 percent and in compliance with policy limits. However, the ratios declined during this period primarily due to a decline in the amount of mortgage asset leverage due to the increase in our capital base as explained elsewhere in this filing. Moderately lower market prices on mortgage assets, the purchase of new mortgage-backed securities investments at discounted prices, and higher mortgage rates (which normally lowers the market value of equity) were contributing factors as well.

The market capitalization ratio can be a valuable measure of risk exposure, particularly when the fluctuations observed in the metric are driven by market risk factors. However, the recently observed declines have been largely due to more capital and the corresponding reduction in mortgage asset leverage, which has inherently reduced our overall exposure to market risk.

Even with the recent decline, the ratios remain at favorable levels due to the combination of 1) the fact that retained earnings are currently 12 percent of regulatory capital stock, 2) we have maintained market risk exposure at moderate levels, and 3) market prices of some mortgage assets continue to be at elevated levels compared to the prices of our Bonds.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At June 30, 2013 the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.3 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date	2.8%	4.5%	5.4%	—	(12.6)%	(26.9)%	(41.6)%
2012 Full Year	(9.2)%	(8.2)%	(5.4)%	—	2.0%	(8.2)%	(24.7)%

Month-End Results
June 30, 2013	9.4%	13.7%	11.5%	—	(16.3)%	(33.5)%	(50.2)%
December 31, 2012	3.5%	3.5%	3.1%	—	(10.0)%	(24.0)%	(39.1)%

The sensitivities indicate that the market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation.

The measured risk exposure of our mortgage assets portfolio, on average, increased in the first six months of 2013 relative to all of 2012. Much of the change resulted from prepayment modeling enhancements made in 2012 to better capture the evolving dynamics of borrower prepayment behavior in the unprecedented housing and mortgage markets. The net impact of these changes was a moderate reduction in expected mortgage prepayment speeds, and consequently, a projected extension of mortgage cashflows, which have increased measured market risk in rising rate environments.

We believe the mortgage assets portfolio continues to have an acceptable amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our risk philosophy and cooperative business model.

Use of Derivatives in Market Risk Management
In addition to issuing long-term Bonds, we may engage in derivative transactions, primarily interest rate swaps and forward settlement agreements of mortgage-backed securities, to manage market risk exposure. Our hedging and risk management strategies for when we use derivatives did not change, nor were there any changes in the accounting treatment of new or existing derivative hedge transactions that materially affected our results of operations.

However, the notional amount of derivatives decreased significantly, by $5.7 billion (47 percent), from the end of 2012 to June 30, 2013, with most of the decrease occurring in swaps associated with Consolidated Bonds. The reduction was due primarily to our decision to avoid transacting new interest rates swaps (i.e., swapped fixed-rate Bonds) in light of the current unresolved uncertainties with costs, operating and regulatory processes, and credit risks associated with derivatives clearing requirements under the Dodd-Frank Act. The decrease in interest rate swaps did not materially affect our market risk exposure or profitability because the reduction in Bond-related swaps was replaced with short-term Discount Notes and unswapped adjustable-rate Bonds, each of which have a similar interest rate risk profile and interest cost as the interest rate risk profile resulting from hedging Bonds with interest rate swaps.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each capital requirement. The regulatory capital ratio averaged 5.72 percent in the first six months of 2013 and at June 30, 2013 was 5.66 percent. The latter metric means that, given the amount of regulatory capital, total assets could increase by approximately $40 billion with no new stock purchases before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses, consistent with our risk management appetite to have no residual credit risk related to member borrowings.

Despite continued, although stabilizing, effects from the deterioration in the credit conditions of many of our members and in the value of some pledged collateral over the last five years, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first six months of 2013, for the same reasons described in the 2012 Form 10-K. We have never established a loan loss reserve for Advances and expect to collect all amounts due according to the contractual terms of Advances and Letters of Credit.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At June 30, 2013, our policy of over-collateralization resulted in total collateral pledged of $211.5 billion to serve members' total borrowing capacity of $162.2 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for CMRs) on June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single family loans	$115.4	55%	$111.6	56%
Multi-family loans	29.7	14	17.6	9
Commercial real estate	23.3	11	19.2	10
Bond securities	22.6	11	25.0	13
Home equity loans/lines of credit	20.0	9	24.1	12
Farm real estate	0.5	(a)	0.5	(a)
Total	$211.5	100%	$198.0	100%

(a)	Less than one percent of total pledged collateral.

At June 30, 2013, 64 percent of collateral was related to residential mortgage lending in single family loans and home equity lines. The increase in multi-family loans and commercial real estate during the first half of 2013 was due to the collateral pledged by our largest member.

Borrowing Capacity/Lendable Value. We determine borrowing capacity against pledged collateral by establishing minimum levels of over-collateralization ("Collateralized Maintenance Requirements" or "CMRs"). CMRs are determined by statistical analysis and certain management assumptions applied to the estimated value of pledged collateral. All securities collateral and loan collateral pledged by certain members is subject to an ongoing market valuation process. CMRs result in a lendable value, or borrowing capacity, that is less than the amount of pledged collateral. CMRs vary based on the financial strength of the member institution, the issuer of bond collateral or the quality of securitized assets, the marketability of the pledged assets, the payment performance of pledged loan collateral, and the quality of loan collateral as reflected in the manner in which it was underwritten and is administered.

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at June 30, 2013.

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

Subprime and Nontraditional Mortgage Loan Collateral. Based on our collateral reviews, we estimate that approximately 20 to 25 percent of pledged residential loan collateral has one or more subprime characteristics and that approximately two to five percent of pledged collateral meets the industry definition of “nontraditional.” We apply significantly higher adjustments to the standard CMRs on almost all collateral identified as subprime and/or nontraditional mortgages. No security known to have more than one-third subprime collateral is eligible for pledge to support additional credit borrowings.

Internal Credit Ratings. We assign all member and nonmember borrowers an internal credit rating, based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The credit ratings are used in conjunction with other measures of the credit risk posed by members and pledged collateral, as described above, in managing credit risk exposure to Advances.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure. The lower the numerical rating, the higher our assessment of the member's credit quality.

(Dollars in billions)
June 30, 2013			December 31, 2012
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	490	$97.5	1-3	485	$67.9
4	134	59.0	4	126	66.2
5	58	4.5	5	71	4.3
6	35	0.6	6	31	0.8
7	27	0.6	7	38	1.2
Total	744	$162.2	Total	751	$140.4
A “4” rating is our assessment of the lowest level of satisfactory performance. Some members continue to be adversely affected by the last recession and the slow economic recovery. The housing market, the primary factor negatively affecting member institutions, has experienced consistent signs of recovery beginning in most regions during the second quarter of 2012. As of June 30, 2013, 120 borrowers (16 percent of the total) had credit ratings of 5 through 7, a net decrease of 20 from the end of 2012. These members had $5.7 billion of borrowing capacity at June 30, 2013. There was a net increase of 8 members who had a 4 credit rating and a net increase of 5 members with credit ratings of 1, 2, or 3. We believe these trends indicate a general stabilization and improvement in the overall financial condition of our members, although the improvement to date has been most evident among members with already-acceptable "4" credit ratings.

Member Failures, Closures, and Receiverships. There were two member failures in 2013 through the date of this filing. All Advance exposure to these members was fully collateralized by assets held in our custody at the time of failure. These members had $54 million of Advances outstanding, all of which have since been repaid. We had no other outstanding exposure to these members.

Member Concentration. Borrower concentration increased substantially compared with levels over the last several years due to an increase in borrowings from one member, JPMorgan, over the prior 12 months. We believe the effect on credit risk exposure is minimal because of our application of normal credit risk mitigations, the most important of which is over-collateralization. In the extremely remote possibility that a high concentration member would fail, combined with the Federal Deposit Insurance Corporation's decision not to repay Advances, we would implement our member failure plan to liquidate collateral to recover losses from losing principal and interest on the Advances balances.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is moderate and declining, based on the same factors described in the 2012 Form 10-K. Charge-offs totaled $2.2 million in the first six months of 2013 and $12.0 million program-to-date through June 30, 2013 in relation to $6.0 billion of conventional loans unpaid principal balance at June 30, 2013. In addition to the low program-to-date charge-offs, we believe based on our financial analysis that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	June 30, 2013	December 31, 2012
< 620	—%	—%
620 to < 660	3	3
660 to < 700	9	9
700 to < 740	18	18
>= 740	70	70

Weighted Average	757	757

(1)	Represents the FICO® score at origination.

There was little change in the distribution of FICO® scores at origination in the first six months of 2013 compared with 2012. We believe the distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At June 30, 2013, 70 percent of the portfolio had scores at an excellent level of 740 or above and 88 percent had scores above 700 which is a threshold generally considered indicative of homeowners' with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	June 30, 2013	December 31, 2012	Loan-to-Value	June 30, 2013	December 31, 2012
<= 60%	19%	20%	<= 60%	35%	27%
> 60% to 70%	18	18	> 60% to 70%	28	20
> 70% to 80%	53	52	> 70% to 80%	25	29
> 80% to 90%	6	6	> 80% to 90%	8	14
> 90%	4	4	> 90% to 100%	2	5
			> 100%	2	5
Weighted Average	71%	70%	Weighted Average	64%	69%

Overall loan-to-value ratios continue to show positive trends as the overall housing market continues to display strong signs of sustained recovery. At June 30, 2013, 12 percent of loans were estimated to have current loan-to-value ratios above 80 percent, up from ten percent at origination which indicates that some housing regions are still recovering. However, we estimate the portfolio on aggregate to have a weighted average loan-to-value ratio of 64 percent, which is 7 percent lower than what was estimated at origination. We believe the overall trend is consistent with an acceptable credit quality of the portfolio, in light of the significant deterioration in national average housing prices in recent years.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. The Lender Risk Account is one way we mitigate our exposure to credit losses. The Account is a purchase-price holdback that PFIs may receive back from us, starting after five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. The amount of loss claims against the Lender Risk Account in the first six months of 2013 was approximately $2 million. The Account had balances of $110 million and $103 million at June 30, 2013 and December 31, 2012, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	June 30, 2013	December 31, 2012
Early stage delinquencies - unpaid principal balance (1)	$57	$64
Serious delinquencies - unpaid principal balance (2)	63	76
Early stage delinquency rate (3)	1.0%	1.0%
Serious delinquency rate (4)	1.1	1.2
National average serious delinquency rate (5)	3.2	3.7

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The June 30, 2013 rate is based on March 31, 2013 data.

The MPP has experienced a moderate amount of delinquencies and foreclosures. These rates continued to be well below national averages and we expect this to continue to be the case. We believe that these data, both early and serious delinquency levels, indicate an improving trend in housing market conditions. We continue to closely monitor these data to evaluate the sustainability of the trend.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At June 30, 2013, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $147 million of conventional principal balances with current estimated loan-to-values above 100 percent, only $13 million (nine percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods.

(In millions)	June 30, 2013	December 31, 2012
Estimated incurred credit losses, before credit enhancements	$(35)	$(56)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	3	5
Supplemental mortgage insurance	19	25
Lender Risk Account	4	8
Allowance for credit losses, after credit enhancements	$(9)	$(18)

The data presented above are aggregated information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including primary mortgage insurance (PMI) (for individual loans), the Lender Risk Account, and supplemental mortgage insurance (SMI).

The reduction in the allowance for credit losses at June 30, 2013 compared to the end of 2012 was driven primarily by improvements in the housing market as reflected by an estimated six percent growth in national home prices in the first six months of 2013 and an improving trend of delinquencies. We cannot predict the future course of factors that determine incurred credit losses, including home prices, macro-economic conditions such as unemployment rates, estimated loss severities, the health of mortgage insurance providers, and regulatory or accounting guidance.

In addition to the allowance for credit losses recorded, we regularly analyze, using recognized third-party credit and prepayment models, potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates, we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $34 million, which would decrease annual ROE by approximately 0.10 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the primary mortgage insurance providers.

SMI
Another credit enhancement feature is SMI purchased from Genworth and MGIC. Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, we have $2.8 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time.

In a scenario in which home prices do not change and both providers fail to pay their insurance coverage on defaulting loans (with an assumption that we would obtain a 50 percent recovery rate), we estimate our exposure at June 30, 2013 to the providers over the life of the MPP loans to be approximately $12 million. In an adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same recovery assumption), we estimate exposure to be approximately $21 million.

Based on our most-recent analysis including consulting with a third-party rating agency, we believe it is likely each provider will fulfill its contractual insurance obligations. However, because of the uncertainty of this assessment we concluded, as of June 30, 2013, that payments on a portion of our SMI coverage may not be probable and have incorporated an estimate of such in our loan loss reserve. We believe that $0.9 million of payments may not be probable at June 30, 2013. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined in the last year.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resell agreements, the ratings shown are based on ratings on the associated collateral.

(In millions)	June 30, 2013
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,235	$3,415	$5,650
Certificates of deposit	—	600	425	1,025
Total unsecured liquidity investments	—	2,835	3,840	6,675
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	1,450	—	1,450
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	1,476	—	1,476
Total liquidity investments	$—	$4,311	$3,840	$8,151

	December 31, 2012
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,640	$1,710	$3,350
Total unsecured liquidity investments	—	1,640	1,710	3,350
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	3,800	—	3,800
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	3,826	—	3,826
Total liquidity investments	$—	$5,466	$1,710	$7,176

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

In the last few years, we have generally invested in secured resale agreements, guaranteed investments, overnight Federal funds, and certificates of deposit which are negotiable and held in available-for-sale accounts. At June 30, 2013 and December 31, 2012, a portion of liquidity investments were purchased from counterparties for which the investments are secured with collateral (securities purchased under agreements to resell). We believe these investments present no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2013
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$350	$690	$1,040
U.S. branches and agency offices of foreign commercial banks:
Australia	AAA	995	—	995
Canada	AAA	—	960	960
Sweden	AAA	—	960	960
United Kingdom	AA+	—	750	750
Finland	AAA	745	—	745
Netherlands	AAA	745	—	745
Norway	AAA	—	480	480
Total U.S. branches and agency offices of foreign commercial banks		2,485	3,150	5,635
Total unsecured investment credit exposure		$2,835	$3,840	$6,675

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2013
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$640	$50	$350	$1,040
U.S. branches and agency offices of foreign commercial banks:
Australia	745	—	250	995
Canada	585	375	—	960
Sweden	960	—	—	960
United Kingdom	750	—	—	750
Finland	745	—	—	745
Netherlands	745	—	—	745
Norway	480	—	—	480
Total U.S. branches and agency offices of foreign commercial banks	5,010	375	250	5,635
Total unsecured investment credit exposure	$5,650	$425	$600	$6,675

At June 30, 2013, all of the $6.7 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving either triple-A or double-A long-term sovereign ratings. Furthermore, the majority of unsecured lending is restricted to overnight maturities, which further limits the risks to these counterparties. By Finance Agency Regulations, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

We believe we face minimal exposure in our unsecured investments to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt, especially to those countries currently experiencing financial distress, and we are aggressive in limiting exposure to such counterparties. The exposure to non-U.S. countries at June 30, 2013 was comprised of lending to 12 institutions.

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

Mortgage-Backed Securities Issued by Other Government Agencies
We may also invest in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These investments totaled $1.3 billion at June 30, 2013. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The FHLBank held no private-label mortgage-backed securities at June 30, 2013.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at June 30, 2013. Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout the first six months of 2013, totaling $4 million. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change; however, contractual collateral provisions in these derivatives limit our exposure to acceptable levels.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	810	4	—	4
A	3,739	—	—	—
Baa/BBB	1,851	—	—	—
Member institutions (2)	102	—	—	—
Total	$6,502	$4	$—	$4

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)
June 30, 2013				December 31, 2012
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Citigroup Financial Products Inc.	Baa/BBB	$1,282	$—	BNP Paribas	A	$2,181	$—
Royal Bank of Scotland PLC	A	1,211	—	Citigroup Financial Products Inc.	Baa/BBB	1,542	—
Wells Fargo Bank, N.A.	Aa/AA	790	4	Wells Fargo Bank, N.A.	Aa/AA	1,365	4
All others (10 counterparties)	Baa/BBB to Aa/AA	3,117	—	Royal Bank of Scotland PLC	A	1,324	—
Total		$6,400	$4	All others (10 counterparties)	Baa/BBB to Aa/AA	5,624	2
				Total		$12,036	$6

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we do not believe that any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us.

As of June 30, 2013, we had $0.3 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan, which also had outstanding credit services with us totaling $42.7 billion. Due to the amount of market value collateralization, we had no outstanding derivatives credit exposure to this counterparty.

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

In March 2010, representatives of the Lehman bankruptcy estate advised us that they believed that we had been unjustly enriched and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount we paid Lehman and the market value payment we received on the replacement swaps. In May 2010, we received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management participated in a non-binding mediation in New York in August 2010, and our legal counsel continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. In April 2013 Lehman Brothers Special Financing Inc., through Lehman Brothers Holdings Inc. and the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and Its Affiliated Debtors, filed an adversary complaint in the United States Bankruptcy Court for the Southern District of New York against us seeking (a) a declaratory judgment on the interpretation of certain provisions and the calculation of amounts due under the agreement governing the 2008 swap transactions described above, and (b) additional amounts alleged as due as part of the termination of such transactions. We believe that we correctly calculated, and fully satisfied, our obligation to Lehman in September 2008, and we intend to vigorously defend ourselves.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is from cost effective access to the capital markets through participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and through execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first six months of 2013, our participations in the System's debt issuances totaled $91.0 billion for Discount Notes and $15.4 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first two quarters of 2013 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both by meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions. In practice, we normally hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance and our internal operational liquidity measures was generally in the range of $8 billion to $15 billion during the first six months of 2013.

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

Contingency Liquidity Requirement (in millions)	June 30, 2013	December 31, 2012
Total Contingency Liquidity Reserves (1)	$22,675	$23,199
Total Requirement (2)	(9,834)	(10,942)
Excess Contingency Liquidity Available	$12,841	$12,257

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

Deposit Reserve Requirement (in millions)	June 30, 2013	December 31, 2012
Total Eligible Deposit Reserves	$68,742	$54,943
Total Member Deposits	(1,022)	(1,158)
Excess Deposit Reserves	$67,720	$53,785

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2013. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2012. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$30,635	$5,395	$5,715	$7,667	$49,412
Operating leases (include premises and equipment)	1	1	2	7	11
Mandatorily redeemable capital stock	3	122	—	—	125
Commitments to fund mortgage loans	102	—	—	—	102
Pension and other postretirement benefit obligations	3	6	4	18	31
Total Contractual Obligations	$30,744	$5,524	$5,721	$7,692	$49,681

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at June 30, 2013. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2012, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$13,670	$86	$27	$56	$13,839
Standby bond purchase agreements	89	268	—	—	357
Consolidated Obligations traded, not yet settled	18	—	—	5	23
Total off-balance sheet items	$13,777	$354	$27	$61	$14,219

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first six months of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2013, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of June 30, 2013, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2013, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Information relating to this Item is set forth under the caption “Business Outlook and Risk Management” in Part I, Item 2, of this filing.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of August 2013.

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