Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Cincinnati
filed 2013-11-08
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
☐ Yes   ☒ No

As of October 31, 2013, the registrant had 48,088,767 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$1,142,524	$16,423
Interest-bearing deposits	185	151
Securities purchased under agreements to resell	3,050,000	3,800,000
Federal funds sold	2,380,000	3,350,000
Investment securities:
Trading securities	1,667	1,922
Available-for-sale securities	1,834,972	—
Held-to-maturity securities (includes $0 and $0 pledged as collateral at September 30, 2013 and December 31, 2012, respectively, that may be repledged) (a)	15,375,072	12,798,448
Total investment securities	17,211,711	12,800,370
Advances	65,856,894	53,943,961
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	6,835,425	7,548,019
Less: allowance for credit losses on mortgage loans	7,680	17,907
Mortgage loans held for portfolio, net	6,827,745	7,530,112
Accrued interest receivable	83,484	83,904
Premises, software, and equipment, net	10,010	9,143
Derivative assets	4,049	5,877
Other assets	18,957	22,209
TOTAL ASSETS	$96,585,559	$81,562,150
LIABILITIES
Deposits:
Interest bearing	$884,097	$1,158,252
Non-interest bearing	17,715	18,353
Total deposits	901,812	1,176,605
Consolidated Obligations, net:
Discount Notes	33,541,681	30,840,224
Bonds (includes $3,101,693 and $3,402,366 at fair value under fair value option at September 30, 2013 and December 31, 2012, respectively)	56,251,288	44,345,917
Total Consolidated Obligations, net	89,792,969	75,186,141
Mandatorily redeemable capital stock	121,162	210,828
Accrued interest payable	110,228	106,885
Affordable Housing Program payable	88,125	82,672
Derivative liabilities	120,311	114,888
Other liabilities	156,229	147,362
Total liabilities	91,290,836	77,025,381
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 47,005 shares at September 30, 2013 and 40,106 shares at December 31, 2012	4,700,503	4,010,622
Retained earnings:
Unrestricted	506,437	479,253
Restricted	98,037	58,628
Total retained earnings	604,474	537,881
Accumulated other comprehensive loss	(10,254)	(11,734)
Total capital	5,294,723	4,536,769
TOTAL LIABILITIES AND CAPITAL	$96,585,559	$81,562,150

(a)	Fair values: $15,304,919 and $13,177,117 at September 30, 2013 and December 31, 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Advances	$79,132	$59,866	$227,778	$177,769
Prepayment fees on Advances, net	165	1,861	1,391	6,938
Interest-bearing deposits	28	142	157	434
Securities purchased under agreements to resell	128	1,168	1,451	2,967
Federal funds sold	1,192	2,243	4,763	4,565
Trading securities	7	9,743	24	31,574
Available-for-sale securities	531	136	1,077	2,741
Held-to-maturity securities	83,603	74,467	228,100	222,721
Mortgage loans held for portfolio	65,747	81,934	206,650	239,759
Loans to other FHLBanks	—	1	4	2
Total interest income	230,533	231,561	671,395	689,470
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	8,440	9,156	28,948	20,032
Consolidated Obligations - Bonds	129,934	136,366	392,399	443,530
Deposits	81	105	255	285
Loans from other FHLBanks	—	—	5	—
Mandatorily redeemable capital stock	1,324	2,637	4,364	8,771
Other borrowings	—	—	—	1
Total interest expense	139,779	148,264	425,971	472,619
NET INTEREST INCOME	90,754	83,297	245,424	216,851
(Reversal) provision for credit losses	(950)	(500)	(7,450)	910
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	91,704	83,797	252,874	215,941
OTHER NON-INTEREST INCOME (LOSS):
Net losses on trading securities	(9)	(8,831)	(13)	(29,049)
Net realized gains from sale of held-to-maturity securities	—	—	—	29,292
Net (losses) gains on Consolidated Obligation Bonds held under fair value option	(819)	(624)	68	1,811
Net gains on derivatives and hedging activities	1,507	3,428	4,395	10,368
Other, net	3,507	1,856	8,909	4,914
Total other non-interest income (loss)	4,186	(4,171)	13,359	17,336
OTHER EXPENSE:
Compensation and benefits	8,608	6,884	24,801	22,833
Other operating	4,439	3,624	12,639	10,544
Finance Agency	1,088	1,446	3,264	4,594
Office of Finance	1,180	854	3,391	2,526
Other	811	2,261	2,714	2,858
Total other expense	16,126	15,069	46,809	43,355
INCOME BEFORE ASSESSMENTS	79,764	64,557	219,424	189,922
Affordable Housing Program assessments	8,109	6,719	22,379	19,869
NET INCOME	$71,655	$57,838	$197,045	$170,053

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$71,655	$57,838	$197,045	$170,053
Other comprehensive income adjustments:
Net unrealized (losses) gains on available-for-sale securities	(33)	(54)	(28)	1,014
Pension and postretirement benefits	576	30	1,508	715
Total other comprehensive income adjustments	543	(24)	1,480	1,729
Total comprehensive income	$72,198	$57,814	$198,525	$171,782

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2011	31,259	$3,125,895	$432,530	$11,683	$444,213	$(11,001)	$3,559,107
Proceeds from sale of capital stock	3,192	319,197					319,197
Net shares reclassified to mandatorily redeemable capital stock	(169)	(16,918)					(16,918)
Comprehensive income			136,042	34,011	170,053	1,729	171,782
Cash dividends on capital stock			(101,607)		(101,607)		(101,607)
BALANCE, SEPTEMBER 30, 2012	34,282	$3,428,174	$466,965	$45,694	$512,659	$(9,272)	$3,931,561

BALANCE, DECEMBER 31, 2012	40,106	$4,010,622	$479,253	$58,628	$537,881	$(11,734)	$4,536,769
Proceeds from sale of capital stock	7,093	709,336					709,336
Net shares reclassified to mandatorily redeemable capital stock	(194)	(19,455)					(19,455)
Comprehensive income			157,636	39,409	197,045	1,480	198,525
Cash dividends on capital stock			(130,452)		(130,452)		(130,452)
BALANCE, SEPTEMBER 30, 2013	47,005	$4,700,503	$506,437	$98,037	$604,474	$(10,254)	$5,294,723

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$197,045	$170,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(116)	50,611
Net change in fair value adjustment on derivative and hedging activities	26,368	70,840
Net change in fair value adjustments on trading securities	13	29,049
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(68)	(1,811)
Other adjustments	(7,456)	(28,379)
Net change in:
Accrued interest receivable	451	6,697
Other assets	3,174	4,023
Accrued interest payable	2,737	(26,120)
Other liabilities	15,282	45,788
Total adjustments	40,385	150,698
Net cash provided by operating activities	237,430	320,751

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	102,208	127,107
Securities purchased under agreements to resell	750,000	(2,200,000)
Federal funds sold	970,000	(3,270,000)
Premises, software, and equipment	(2,633)	(1,303)
Trading securities:
Net decrease in short-term	—	929,434
Proceeds from maturities of long-term	243	146
Available-for-sale securities:
Net (increase) decrease in short-term	(1,835,000)	4,172,156
Held-to-maturity securities:
Net increase in short-term	(1,239)	(262,290)
Proceeds from maturities of long-term	2,196,711	2,444,740
Proceeds from sale of long-term	—	507,531
Purchases of long-term	(4,774,742)	(3,624,218)
Advances:
Proceeds	537,468,503	600,826,079
Made	(549,492,193)	(608,501,418)
Mortgage loans held for portfolio:
Principal collected	1,629,429	1,928,752
Purchases	(944,715)	(1,945,339)
Net cash used in investing activities	(13,933,428)	(8,868,623)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2013	2012
FINANCING ACTIVITIES:
Net (decrease) increase in deposits and pass-through reserves	$(265,480)	$114,484
Net payments on derivative contracts with financing elements	(29,134)	(105,511)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	124,097,934	184,505,756
Bonds	26,658,742	15,461,517
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(121,398,636)	(179,112,341)
Bonds	(14,711,090)	(14,482,739)
Proceeds from issuance of capital stock	709,336	319,197
Payments for redemption of mandatorily redeemable capital stock	(109,121)	(72,100)
Cash dividends paid	(130,452)	(101,607)
Net cash provided by financing activities	14,822,099	6,526,656
Net increase (decrease) in cash and cash equivalents	1,126,101	(2,021,216)
Cash and cash equivalents at beginning of the period	16,423	2,033,944
Cash and cash equivalents at end of the period	$1,142,524	$12,728
Supplemental Disclosures:
Interest paid	$438,326	$498,099
Affordable Housing Program payments, net	$16,926	$13,259

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results for the full year.

The FHLBank presents certain financial instruments, including derivative instruments and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The FHLBank did not have any offsetting liabilities related to its securities purchased under agreements to resell for the periods presented.

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 10. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLBank's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLBank's 2012 Form 10-K.

The FHLBank has evaluated subsequent events for potential recognition or disclosure through the issuance of these financial statements and believes there have been no material subsequent events requiring additional disclosure or recognition in these financial statements.

Note 2 - Recently Issued Accounting Standards and Interpretations

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the Financial Accounting Standards Board (FASB) amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on any of the FHLBank's respective hedging strategies.

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

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

	September 30, 2013	December 31, 2012
	Fair Value	Fair Value
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$1,667	$1,922
Total	$1,667	$1,922

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Nine Months Ended September 30,
	2013	2012
Net losses on trading securities held at period end	$(13)	$(14,924)
Net losses on securities matured during the period	—	(14,125)
Net losses on trading securities	$(13)	$(29,049)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$1,835,000	$—	$(28)	$1,834,972
Total	$1,835,000	$—	$(28)	$1,834,972

All securities outstanding with gross unrealized losses at September 30, 2013 have been in a continuous unrealized loss position for less than 12 months.

There were no available-for-sale securities outstanding as of December 31, 2012.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2013
Year of Maturity	Amortized Cost	Fair Value
Due in one year or less	$1,835,000	$1,834,972

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

September 30, 2013
Amortized cost of available-for-sale securities:
Fixed-rate	$1,835,000

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio during the nine months ended September 30, 2013 or 2012.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2013
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSEs) (2)	$27,478	$5	$—	$27,483
Total non-mortgage-backed securities	27,478	5	—	27,483
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,271,182	4,621	(123)	1,275,680
GSE residential mortgage-backed securities (4)	14,076,412	169,921	(244,577)	14,001,756
Total mortgage-backed securities	15,347,594	174,542	(244,700)	15,277,436
Total	$15,375,072	$174,547	$(244,700)	$15,304,919

	December 31, 2012
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (2)	$26,238	$2	$—	$26,240
Total non-mortgage-backed securities	26,238	2	—	26,240
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,410,720	4,320	—	1,415,040
GSE residential mortgage-backed securities (4)	11,361,490	375,372	(1,025)	11,735,837
Total mortgage-backed securities	12,772,210	379,692	(1,025)	13,150,877
Total	$12,798,448	$379,694	$(1,025)	$13,177,117

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased (Discounts) Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	September 30, 2013	December 31, 2012
Premiums	$35,128	$41,808
Discounts	(46,615)	(24,965)
Net purchased (discounts) premiums	$(11,487)	$16,843

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	September 30, 2013
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$134,776	$(123)	$—	$—	$134,776	$(123)
GSE residential mortgage-backed securities (2)	7,703,591	(242,839)	52,564	(1,738)	7,756,155	(244,577)
Total	$7,838,367	$(242,962)	$52,564	$(1,738)	$7,890,931	$(244,700)

	December 31, 2012
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
GSE residential mortgage-backed securities (2)	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)
Total	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)

(1)	Consists of mortgage-backed securities issued or guaranteed by the NCUA and the U.S. government.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2013		December 31, 2012
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$27,478	$27,483	$26,238	$26,240
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	27,478	27,483	26,238	26,240
Mortgage-backed securities (2)	15,347,594	15,277,436	12,772,210	13,150,877
Total	$15,375,072	$15,304,919	$12,798,448	$13,177,117

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2013	December 31, 2012
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$27,478	$26,238
Total amortized cost of non-mortgage-backed securities	27,478	26,238
Amortized cost of mortgage-backed securities:
Fixed-rate	12,229,211	9,509,167
Variable-rate	3,118,383	3,263,043
Total amortized cost of mortgage-backed securities	15,347,594	12,772,210
Total	$15,375,072	$12,798,448

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the nine months ended September 30, 2012, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 5.6 - Proceeds and Gross Gains from Sale of Held-to-Maturity Securities (in thousands)

	Nine Months Ended September 30,
	2013	2012
Proceeds from sale of held-to-maturity securities	$—	$507,531
Gross gains from sale of held-to-maturity securities	—	29,292

The FHLBank did not sell securities out of its held-to-maturity portfolio during the three months ended September 30, 2013 or 2012.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis. As part of its evaluation for other-than-temporary impairment, the FHLBank considers its intent to sell each debt security and whether it is more likely than not that the FHLBank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the FHLBank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security's amortized cost basis and its fair value at the balance sheet date. For securities in unrealized loss positions that meet neither of these conditions, the FHLBank performs analyses to determine if any of these securities are other-than-temporarily impaired.

For its other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of September 30, 2013, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at September 30, 2013.

The FHLBank also reviewed its available-for-sale securities that have experienced unrealized losses at September 30, 2013 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at September 30, 2013.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2012.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At September 30, 2013 and December 31, 2012, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	September 30, 2013		December 31, 2012
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Due in 1 year or less	$14,689,127	0.42%	$12,178,645	0.48%
Due after 1 year through 2 years	9,400,391	0.64	5,020,941	1.07
Due after 2 years through 3 years	8,355,467	0.48	6,505,107	0.73
Due after 3 years through 4 years	9,594,124	0.95	6,171,525	0.86
Due after 4 years through 5 years	11,297,634	0.63	9,131,953	0.88
Thereafter	12,311,986	0.73	14,612,607	0.74
Total par value	65,648,729	0.63	53,620,778	0.75
Commitment fees	(786)		(836)
Discount on AHP Advances	(16,435)		(19,308)
Premiums	3,504		3,774
Discount	(14,805)		(13,578)
Hedging adjustments	236,687		353,131
Total	$65,856,894		$53,943,961

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher rate for the Advance relative to an equivalent maturity, non-callable Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLBank that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2013 and December 31, 2012, the FHLBank had callable Advances (in thousands) of $9,740,185 and $12,012,609.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2013	December 31, 2012
Due in 1 year or less	$23,193,227	$20,726,461
Due after 1 year through 2 years	6,927,241	3,563,705
Due after 2 years through 3 years	6,485,436	4,776,457
Due after 3 years through 4 years	6,666,749	3,746,205
Due after 4 years through 5 years	10,690,189	6,732,368
Thereafter	11,685,887	14,075,582
Total par value	$65,648,729	$53,620,778

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases put options from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At September 30, 2013 and December 31, 2012, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,333,400 and $2,587,250.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	September 30, 2013	December 31, 2012
Due in 1 year or less	$16,935,827	$14,792,295
Due after 1 year through 2 years	8,969,591	4,672,041
Due after 2 years through 3 years	8,336,467	6,193,507
Due after 3 years through 4 years	8,736,724	6,019,525
Due after 4 years through 5 years	10,657,634	8,125,303
Thereafter	12,012,486	13,818,107
Total par value	$65,648,729	$53,620,778

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	September 30, 2013	December 31, 2012
Fixed-rate (1)
Due in one year or less	$7,632,408	$9,412,060
Due after one year	8,711,536	8,224,609
Total fixed-rate	16,343,944	17,636,669
Variable-rate (1)
Due in one year or less	6,637,585	2,363,338
Due after one year	42,667,200	33,620,771
Total variable-rate	49,304,785	35,984,109
Total par value	$65,648,729	$53,620,778

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

At September 30, 2013 and December 31, 2012, 23 percent and 24 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

September 30, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$42,700	65%	JPMorgan Chase Bank, N.A.	$26,000	48%
U.S. Bank, N.A.	4,584	7	Fifth Third Bank	4,732	9
Total	$47,284	72%	U.S. Bank, N.A.	4,586	8
			PNC Bank, N.A. (1)	2,986	6
			Total	$38,304	71%

(1)	Former member.

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2013	December 31, 2012
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,484,563	$1,695,018
Fixed rate long-term single-family mortgage loans	5,167,005	5,671,123
Total unpaid principal balance	6,651,568	7,366,141
Premiums	177,979	164,243
Discounts	(3,798)	(3,605)
Hedging basis adjustments (2)	9,676	21,240
Total mortgage loans held for portfolio	$6,835,425	$7,548,019

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2013	December 31, 2012
Unpaid principal balance:
Conventional mortgage loans	$5,869,337	$6,382,835
Government-guaranteed/insured mortgage loans	782,231	983,306
Total unpaid principal balance	$6,651,568	$7,366,141

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
PNC Bank, N.A. (1)	$1,443	22%	Union Savings Bank	$1,984	27%
Union Savings Bank	1,410	21	PNC Bank, N.A. (1)	1,818	25
Total	$2,853	43%	Guardian Savings Bank FSB	431	6
			Total	$4,233	58%

(1)	Former member.

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

Using a risk-based approach, the FHLBank considers the payment status, collateral mix, and borrower's financial condition to be indicators of credit quality on its credit products. At September 30, 2013 and December 31, 2012, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At September 30, 2013 and December 31, 2012, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the nine months ended September 30, 2013 or 2012.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of September 30, 2013 or December 31, 2012. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At September 30, 2013 and December 31, 2012, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

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

Mortgage Loans Held for Portfolio - Conventional Mortgage Purchase Program (MPP)

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

Qualitative Factors. The FHLBank also assesses other qualitative factors in its estimation of loan losses for the collectively evaluated population. This amount represents a subjective management judgment, based on facts and circumstances that exist as of the reporting date, that is intended to cover other inherent losses that may not otherwise be captured in the methodology described above.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended September 30,
Allowance for credit losses:	2013	2012
Balance, beginning of period	$9,176	$19,498
Charge-offs	(546)	(1,091)
Reversal for credit losses	(950)	(500)
Balance, end of period	$7,680	$17,907

	Nine Months Ended September 30,
Allowance for credit losses:	2013	2012
Balance, beginning of period	$17,907	$20,750
Charge-offs	(2,777)	(3,753)
(Reversal) provision for credit losses	(7,450)	910
Balance, end of period	$7,680	$17,907

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	September 30, 2013	December 31, 2012
Collectively evaluated for impairment	$7,623	$17,775
Individually evaluated for impairment	$57	$132
Recorded investment, end of period:
Collectively evaluated for impairment	$6,056,195	$6,570,856
Individually evaluated for impairment	6,744	5,249
Total recorded investment	$6,062,939	$6,576,105

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

Table 9.3 - Changes in the LRA (in thousands)

Nine Months Ended
September 30, 2013
LRA at beginning of year	$102,680
Additions	14,486
Claims	(3,585)
Scheduled distributions	(1,191)
LRA at end of period	$112,390

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2013
	Conventional MPP Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$45,763	$64,541	$110,304
Past due 60-89 days delinquent	14,811	19,773	34,584
Past due 90 days or more delinquent	62,272	32,008	94,280
Total past due	122,846	116,322	239,168
Total current mortgage loans	5,940,093	680,793	6,620,886
Total mortgage loans	$6,062,939	$797,115	$6,860,054
Other delinquency statistics:
In process of foreclosure, included above (1)	$49,475	$15,487	$64,962
Serious delinquency rate (2)	1.03%	4.08%	1.38%
Past due 90 days or more still accruing interest (3)	$62,089	$32,008	$94,097
Loans on non-accrual status, included above	$2,850	$—	$2,850

	December 31, 2012
	Conventional MPP Loans	Government-Guaranteed or Insured Loans	Total
Past due 30-59 days delinquent	$47,189	$60,056	$107,245
Past due 60-89 days delinquent	18,103	18,445	36,548
Past due 90 days or more delinquent	77,113	37,890	115,003
Total past due	142,405	116,391	258,796
Total current mortgage loans	6,433,700	883,381	7,317,081
Total mortgage loans	$6,576,105	$999,772	$7,575,877
Other delinquency statistics:
In process of foreclosure, included above (1)	$67,016	$15,843	$82,859
Serious delinquency rate (2)	1.17%	3.82%	1.52%
Past due 90 days or more still accruing interest (3)	$76,871	$37,890	$114,761
Loans on non-accrual status, included above	$2,538	$—	$2,538

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

The FHLBank did not have any real estate owned at September 30, 2013 or December 31, 2012.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank does not consider loans with SMI policies that have been discharged in Chapter 7 bankruptcy to be troubled debt restructurings. The FHLBank's troubled debt restructurings involve both loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and loans without SMI policies discharged in Chapter 7 bankruptcy. Under both types of modification, no other terms of the original loan are modified, including the borrower's original interest rate and contractual maturity. The FHLBank had 35 and 26 modified loans considered troubled debt restructurings at September 30, 2013 and December 31, 2012, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	September 30, 2013	December 31, 2012
Conventional MPP Loans	$6,744	$5,249

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Defaulted troubled debt restructurings:
Conventional MPP Loans	$422	$—	$422	$—

Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At September 30, 2013 and December 31, 2012, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	September 30, 2013			December 31, 2012
Conventional MPP loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$4,077	$3,999	$—	$2,798	$2,751	$—
With an allowance	2,667	2,634	57	2,451	2,423	132
Total	$6,744	$6,633	$57	$5,249	$5,174	$132

Table 9.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended September 30,
	2013		2012
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$6,757	$90	$4,319	$59

	Nine Months Ended September 30,
	2013		2012
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$6,108	$244	$3,673	$152

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

The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Clearinghouse notifies the clearing agent of the required initial and variation margin and the clearing agent notifies the FHLBank of the required initial and variation margin. At September 30, 2013 the FHLBank did not have any transactions cleared through a Clearinghouse. The FHLBank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$5,114,740	$43,147	$250,850
Derivatives not designated as hedging instruments:
Interest rate swaps	3,233,000	1,144	8,401
Forward rate agreements	49,000	—	1,417
Mortgage delivery commitments	71,252	919	4
Total derivatives not designated as hedging instruments	3,353,252	2,063	9,822
Total derivatives before netting and collateral adjustments	$8,467,992	45,210	260,672
Netting adjustments		(41,161)	(41,161)
Cash collateral and related accrued interest		—	(99,200)
Total collateral and netting adjustments (1)		(41,161)	(140,361)
Total derivative assets and total derivative liabilities		$4,049	$120,311

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$8,262,375	$66,836	$372,959
Derivatives not designated as hedging instruments:
Interest rate swaps	3,774,000	2,686	15,930
Mortgage delivery commitments	123,588	155	584
Total derivatives not designated as hedging instruments	3,897,588	2,841	16,514
Total derivatives before netting and collateral adjustments	$12,159,963	69,677	389,473
Netting adjustments		(61,900)	(61,900)
Cash collateral and related accrued interest		(1,900)	(212,685)
Total collateral and netting adjustments (1)		(63,800)	(274,585)
Total derivative assets and total derivative liabilities		$5,877	$114,888

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

Table 10.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended September 30,
	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$2,603	$(1,121)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	682	(241)
Forward rate agreements	(1,401)	(496)
Net interest settlements	(325)	(397)
Mortgage delivery commitments	(52)	5,683
Total net (losses) gains related to derivatives not designated as hedging instruments	(1,096)	4,549
Net gains on derivatives and hedging activities	$1,507	$3,428

	Nine Months Ended September 30,
	2013	2012
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$7,540	$5,724
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	6,728	3,480
Forward rate agreements	(1,401)	(8,645)
Net interest settlements	(155)	(2,421)
Mortgage delivery commitments	(8,317)	12,230
Total net (losses) gains related to derivatives not designated as hedging instruments	(3,145)	4,644
Net gains on derivatives and hedging activities	$4,395	$10,368

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended September 30,
2013	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$12,258	$(9,827)	$2,431	$(26,726)
Consolidated Bonds	(3,630)	3,802	172	6,134
Total	$8,628	$(6,025)	$2,603	$(20,592)
2012
Hedged Item Type:
Advances	$6,931	$(7,285)	$(354)	$(50,214)
Consolidated Bonds	117	(884)	(767)	9,347
Total	$7,048	$(8,169)	$(1,121)	$(40,867)

	Nine Months Ended September 30,
2013	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$121,037	$(113,984)	$7,053	$(83,814)
Consolidated Bonds	(21,684)	22,171	487	22,144
Total	$99,353	$(91,813)	$7,540	$(61,670)
2012
Hedged Item Type:
Advances	$106,351	$(99,761)	$6,590	$(209,459)
Consolidated Bonds	(507)	(359)	(866)	27,560
Total	$105,844	$(100,120)	$5,724	$(181,899)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Offsetting of Derivative Assets and Derivative Liabilities

Where the FHLBank has a legal right of offset, the FHLBank has elected to offset, by counterparty, the gross derivative assets and gross derivative liabilities, and the related cash collateral received or pledged and associated accrued interest.

Table 10.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At September 30, 2013 and December 31, 2012, the FHLBank did not receive or pledge any non-cash collateral. Any overcollateralization at an individual master agreement is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	September 30, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$44,291	$259,251
Gross amounts of netting adjustments and cash collateral	(41,161)	(140,361)
Net amounts after netting adjustments	3,130	118,890
Derivative instruments not meeting netting requirements	919	1,421
Net unsecured amount	$4,049	$120,311

	December 31, 2012
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$69,522	$388,889
Gross amounts of netting adjustments and cash collateral	(63,800)	(274,585)
Net amounts after netting adjustments	5,722	114,304
Derivative instruments not meeting netting requirements	155	584
Net unsecured amount	$5,877	$114,888

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions, and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in the contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives.

Certain of the FHLBank's bilateral interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at September 30, 2013 was (in thousands) $218,090, for which the FHLBank had posted collateral with a fair value of (in thousands) $99,200 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $21,466 of collateral at fair value to its derivatives counterparties at September 30, 2013.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	September 30, 2013	December 31, 2012
Interest bearing:
Demand and overnight	$765,164	$1,014,399
Term	113,100	118,425
Other	5,833	25,428
Total interest bearing	884,097	1,158,252

Non-interest bearing:
Other	17,715	18,353
Total non-interest bearing	17,715	18,353
Total deposits	$901,812	$1,176,605

The average interest rates paid on interest bearing deposits were 0.03 percent and 0.04 percent in the three months ended September 30, 2013 and 2012, respectively, and 0.03 percent in each of the nine-month periods ended September 30, 2013 and 2012.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $113,000 and $118,350 as of September 30, 2013 and December 31, 2012, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	September 30, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$36,539,500	0.39%	$18,656,450	0.82%
Due after 1 year through 2 years	2,743,000	1.81	11,371,500	0.83
Due after 2 years through 3 years	2,767,000	2.32	2,566,000	1.96
Due after 3 years through 4 years	2,951,000	1.78	2,550,000	2.62
Due after 4 years through 5 years	3,245,000	1.83	2,654,000	1.81
Thereafter	7,847,000	2.47	6,369,000	2.53
Index amortizing notes	35,522	5.07	56,162	5.08
Total par value	56,128,022	1.00	44,223,112	1.30
Premiums	105,128		80,956
Discounts	(19,464)		(18,851)
Hedging adjustments	35,909		58,334
Fair value option valuation adjustment and accrued interest	1,693		2,366
Total	$56,251,288		$44,345,917

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
September 30, 2013	$33,541,681	$33,545,915	0.07%
December 31, 2012	$30,840,224	$30,848,612	0.13%

(1)	Represents an implied rate without consideration of concessions.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	September 30, 2013	December 31, 2012
Par value of Consolidated Bonds:
Non-callable	$46,436,022	$36,724,112
Callable	9,692,000	7,499,000
Total par value	$56,128,022	$44,223,112

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2013	December 31, 2012
Due in 1 year or less	$42,231,500	$24,370,450
Due after 1 year through 2 years	3,228,000	11,466,500
Due after 2 years through 3 years	2,697,000	1,936,000
Due after 3 years through 4 years	1,934,000	1,860,000
Due after 4 years through 5 years	2,130,000	1,907,000
Thereafter	3,872,000	2,627,000
Index amortizing notes	35,522	56,162
Total par value	$56,128,022	$44,223,112

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2013	December 31, 2012
Par value of Consolidated Bonds:
Fixed-rate	$26,878,022	$29,393,112
Variable-rate	29,250,000	14,830,000
Total par value	$56,128,022	$44,223,112

At September 30, 2013 and December 31, 2012, 17 percent and 26 percent, respectively, of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $14,222 and $14,299 at September 30, 2013 and December 31, 2012. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $1,567 and $7,916 during the three months ended September 30, 2013 and 2012, respectively, and (in thousands) $5,194 and $18,149 during the nine months ended September 30, 2013 and 2012, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2012	$82,672
Expense (current year additions)	22,379
Subsidy uses, net	(16,926)
Balance at September 30, 2013	$88,125

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	September 30, 2013		December 31, 2012
	Required	Actual	Required	Actual

Risk-based capital	$639,914	$5,426,139	$488,754	$4,759,331
Capital-to-assets ratio (regulatory)	4.00%	5.62%	4.00%	5.84%
Regulatory capital	$3,863,422	$5,426,139	$3,262,486	$4,759,331
Leverage capital-to-assets ratio (regulatory)	5.00%	8.43%	5.00%	8.75%
Leverage capital	$4,829,278	$8,139,209	$4,078,108	$7,138,997

Restricted Retained Earnings. At September 30, 2013 and December 31, 2012 the FHLBank had (in thousands) $98,037 and $58,628 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2012	$210,828
Capital stock subject to mandatory redemption reclassified from equity:
Withdrawals	15,848
Other redemptions	3,607
Redemption (or other reduction) of mandatorily redeemable capital stock:
Withdrawals	(105,514)
Other redemptions	(3,607)
Balance, September 30, 2013	$121,162

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2013	December 31, 2012
Due in 1 year or less	$2,096	$1,750
Due after 1 year through 2 years	116,960	207,439
Due after 2 years through 3 years	—	130
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	863	—
Past contractual redemption date due to remaining activity(1)	1,243	1,509
Total par value	$121,162	$210,828

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2013 and 2012.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE JUNE 30, 2012	$54	$(9,302)	$(9,248)
Other comprehensive income before reclassification:
Net unrealized losses	(54)	—	(54)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	30	30
Net current period other comprehensive income	(54)	30	(24)
BALANCE SEPTEMBER 30, 2012	$—	$(9,272)	$(9,272)

BALANCE JUNE 30, 2013	$5	$(10,802)	$(10,797)
Other comprehensive income before reclassification:
Net unrealized losses	(33)	—	(33)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	576	576
Net current period other comprehensive income	(33)	576	543
BALANCE SEPTEMBER 30, 2013	$(28)	$(10,226)	$(10,254)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2011	$(1,014)	$(9,987)	$(11,001)
Other comprehensive income before reclassification:
Net unrealized gains	1,014	—	1,014
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	715	715
Net current period other comprehensive income	1,014	715	1,729
BALANCE SEPTEMBER 30, 2012	$—	$(9,272)	$(9,272)

BALANCE, DECEMBER 31, 2012	$—	$(11,734)	$(11,734)
Other comprehensive income before reclassification:
Net unrealized losses	(28)	—	(28)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,508	1,508
Net current period other comprehensive income	(28)	1,508	1,480
BALANCE SEPTEMBER 30, 2013	$(28)	$(10,226)	$(10,254)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,500,000 and $917,000 in the three months ended September 30, 2013 and 2012, respectively, and $3,958,000 and $3,096,000 in the nine months ended September 30, 2013 and 2012, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $191,000 and $186,000 in the three months ended September 30, 2013 and 2012, respectively, and $715,000 and $700,000 in the nine months ended September 30, 2013 and 2012, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2013	2012	2013	2012
Net Periodic Benefit Cost
Service cost	$145	$156	$15	$23
Interest cost	240	215	50	37
Amortization of net loss	561	27	15	3
Net periodic benefit cost	$946	$398	$80	$63

	Nine Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Net Periodic Benefit Cost	2013	2012	2013	2012
Service cost	$370	$434	$43	$54
Interest cost	740	722	149	150
Amortization of net loss	1,461	698	47	17
Net periodic benefit cost	$2,571	$1,854	$239	$221

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	MPP	Total
2013
Net interest income	$65,128	$25,626	$90,754
Reversal for credit losses	—	(950)	(950)
Net interest income after reversal for credit losses	65,128	26,576	91,704
Other income (loss)	5,638	(1,452)	4,186
Other expenses	13,752	2,374	16,126
Income before assessments	57,014	22,750	79,764
Affordable Housing Program assessments	5,834	2,275	8,109
Net income	$51,180	$20,475	$71,655
Average assets	$88,916,887	$6,944,511	$95,861,398
Total assets	$89,732,364	$6,853,195	$96,585,559

2012
Net interest income	$52,856	$30,441	$83,297
Reversal for credit losses	—	(500)	(500)
Net interest income after reversal for credit losses	52,856	30,941	83,797
Other (loss) income	(9,359)	5,188	(4,171)
Other expenses	13,097	1,972	15,069
Income before assessments	30,400	34,157	64,557
Affordable Housing Program assessments	3,303	3,416	6,719
Net income	$27,097	$30,741	$57,838
Average assets	$59,428,906	$8,073,916	$67,502,822
Total assets	$59,292,700	$7,878,311	$67,171,011

	Nine Months Ended September 30,
	Traditional Member Finance	MPP	Total
2013
Net interest income	$169,499	$75,925	$245,424
Reversal for credit losses	—	(7,450)	(7,450)
Net interest income after reversal for credit losses	169,499	83,375	252,874
Other income (loss)	23,074	(9,715)	13,359
Other expenses	40,251	6,558	46,809
Income before assessments	152,322	67,102	219,424
Affordable Housing Program assessments	15,669	6,710	22,379
Net income	$136,653	$60,392	$197,045
Average assets	$84,254,256	$7,157,521	$91,411,777
Total assets	$89,732,364	$6,853,195	$96,585,559

2012
Net interest income	$145,427	$71,424	$216,851
Provision for credit losses	—	910	910
Net interest income after provision for credit losses	145,427	70,514	215,941
Other income	13,747	3,589	17,336
Other expenses	37,489	5,866	43,355
Income before assessments	121,685	68,237	189,922
Affordable Housing Program assessments	13,045	6,824	19,869
Net income	$108,640	$61,413	$170,053
Average assets	$57,009,859	$8,081,309	$65,091,168
Total assets	$59,292,700	$7,878,311	$67,171,011

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2013 or 2012.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	September 30, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$1,142,524	$1,142,524	$1,142,524	$—	$—	$—
Interest-bearing deposits	185	185	—	185	—	—
Securities purchased under resale agreements	3,050,000	3,050,000	—	3,050,000	—	—
Federal funds sold	2,380,000	2,380,000	—	2,380,000	—	—
Trading securities	1,667	1,667	—	1,667	—	—
Available-for-sale securities	1,834,972	1,834,972	—	1,834,972	—	—
Held-to-maturity securities	15,375,072	15,304,919	—	15,304,919	—	—
Advances	65,856,894	65,592,568	—	65,592,568	—	—
Mortgage loans held for portfolio, net	6,827,745	6,942,804	—	6,885,917	56,887	—
Accrued interest receivable	83,484	83,484	—	83,484	—	—
Derivative assets	4,049	4,049	—	45,210	—	(41,161)

Liabilities:
Deposits	901,812	901,706	—	901,706	—	—
Consolidated Obligations:
Discount Notes	33,541,681	33,532,588	—	33,532,588	—	—
Bonds (2)	56,251,288	56,313,641	—	56,313,641	—	—
Mandatorily redeemable capital stock	121,162	121,162	121,162	—	—	—
Accrued interest payable	110,228	110,228	—	110,228	—	—
Derivative liabilities	120,311	120,311	—	260,672	—	(140,361)

Other:
Standby bond purchase agreements	—	4,549	—	4,549	—	—

(1)
    Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

(2)	Includes (in thousands) $3,101,693 of Consolidated Bonds recorded under the fair value option at September 30, 2013.

	December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$16,423	$16,423	$16,423	$—	$—	$—
Interest-bearing deposits	151	151	—	151	—	—
Securities purchased under resale agreements	3,800,000	3,800,000	—	3,800,000	—	—
Federal funds sold	3,350,000	3,350,000	—	3,350,000	—	—
Trading securities	1,922	1,922	—	1,922	—	—
Held-to-maturity securities	12,798,448	13,177,117	—	13,177,117	—	—
Advances	53,943,961	54,070,350	—	54,070,350	—	—
Mortgage loans held for portfolio, net	7,530,112	7,860,090	—	7,790,290	69,800	—
Accrued interest receivable	83,904	83,904	—	83,904	—	—
Derivative assets	5,877	5,877	—	69,677	—	(63,800)

Liabilities:
Deposits	1,176,605	1,176,474	—	1,176,474	—	—
Consolidated Obligations:
Discount Notes	30,840,224	30,843,064	—	30,843,064	—	—
Bonds (2)	44,345,917	45,069,294	—	45,069,294	—	—
Mandatorily redeemable capital stock	210,828	210,828	210,828	—	—	—
Accrued interest payable	106,885	106,885	—	106,885	—	—
Derivative liabilities	114,888	114,888	—	389,473	—	(274,585)

Other:
Standby bond purchase agreements	—	1,198	—	1,198	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

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

Mortgage loans held for portfolio, net: The fair values of performing mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank's MPP pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced (TBA) mortgage-backed securities and FHA price indications on government-guaranteed loans. The FHLBank then adjusts these indicative prices to account for particular features of the FHLBank's MPP that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to the MPP's credit enhancements, and marketing adjustments that reflect the FHLBank's cooperative business model and preferences for particular kinds of loans and mortgage note rates. These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. In order to determine the fair values, the loan amounts are also reduced for the FHLBank's estimate of expected net credit losses. The fair value of non-performing conventional mortgage loans are based on the estimated values of the underlying collateral or the present value of future cash flows and as such are classified as Level 3 in the fair value hierarchy.

Accrued interest receivable and payable: The fair value approximates the carrying value.

Derivative assets/liabilities: The FHLBank's derivative assets/liabilities generally consist of interest rate swaps, TBA mortgage-backed securities (forward rate agreements), and mortgage delivery commitments. The FHLBank's interest rate swaps are not listed on an exchange. Therefore, the FHLBank determines the fair value of each individual interest rate swap using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate swaps, including the period to maturity, as well as the significant inputs noted below. The fair value determination uses the standard valuation technique of discounted cash flow analysis.

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

TBA mortgage-backed securities:

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

The FHLBank is subject to credit risk in derivatives transactions due to potential nonperformance by its derivatives counterparties, all of which are highly-rated institutions. To mitigate this risk, the FHLBank has entered into master netting agreements with all of its derivative counterparties. In addition, to limit the FHLBank's net unsecured credit exposure to these counterparties, the FHLBank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements at September 30, 2013 or December 31, 2012.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at September 30, 2013 or December 31, 2012.

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

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at September 30, 2013 or December 31, 2012, by level within the fair value hierarchy.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at September 30, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring Fair Value Measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,667	$—	$1,667	$—	$—
Available-for-sale securities:
Certificates of deposit	1,834,972	—	1,834,972	—	—
Derivative assets:
Interest rate swaps	3,130	—	44,291	—	(41,161)
Mortgage delivery commitments	919	—	919	—	—
Total derivative assets	4,049	—	45,210	—	(41,161)
Total assets at fair value	$1,840,688	$—	$1,881,849	$—	$(41,161)

Recurring Fair Value Measurements - Liabilities
Consolidated Obligation Bonds (2)	$3,101,693	$—	$3,101,693	$—	$—
Derivative liabilities:
Interest rate swaps	118,890	—	259,251	—	(140,361)
Forward rate agreement	1,417	—	1,417	—	—
Mortgage delivery commitments	4	—	4	—	—
Total derivative liabilities	120,311	—	260,672	—	(140,361)
Total liabilities at fair value	$3,222,004	$—	$3,362,365	$—	$(140,361)

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

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

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

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

Table 18.3 – Fair Value Option Financial Liabilities (in thousands)

	Three Months Ended September 30,
	2013	2012
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(100,109)	$(4,687,996)
New transactions elected for fair value option	(3,000,000)	—
Maturities and terminations	—	1,435,000
Net losses on instruments held under fair value option	(819)	(624)
Change in accrued interest	(765)	224
Balance at end of period	$(3,101,693)	$(3,253,396)

	Nine Months Ended September 30,
	2013	2012
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(3,402,366)	$(4,900,296)
New transactions elected for fair value option	(3,000,000)	(2,365,000)
Maturities and terminations	3,300,000	4,010,000
Net gains on instruments held under fair value option	68	1,811
Change in accrued interest	605	89
Balance at end of period	$(3,101,693)	$(3,253,396)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds
Interest expense	$(764)	$(2,264)	$(2,824)	$(7,463)
Net (losses) gains on changes in fair value under fair value option	(819)	(624)	68	1,811
Total changes in fair value included in current period earnings	$(1,583)	$(2,888)	$(2,756)	$(5,652)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net (losses) gains on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of September 30, 2013 or December 31, 2012.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2013			December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$3,100,000	$3,101,693	$1,693	$3,400,000	$3,402,366	$2,366

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2013			December 31, 2012
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$13,156,849	$175,059	$13,331,908	$9,958,329	$193,635	$10,151,964
Commitments for standby bond purchases	—	289,350	289,350	313,055	66,760	379,815
Commitment to purchase mortgage loans	71,252	—	71,252	123,588	—	123,588
Unsettled Consolidated Bonds, at par (1)	280,000	—	280,000	110,000	—	110,000
Unsettled Consolidated Discount Notes, at par (1)	18,242	—	18,242	750,000	—	750,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

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

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2013 or December 31, 2012. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the nine months ended September 30.

Table 20.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2013	2012
Loans to other FHLBanks	$4,267	$2,427
Borrowings from other FHLBanks	5,495	—

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during nine months ended September 30, 2013 or 2012. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2013		December 31, 2012
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$1,234	1.9%	$948	1.8%
MPP	51	0.8	41	0.6
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	239	5.0	229	5.4
Derivatives	—	—	—	—

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
September 30, 2013	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	32%	$42,700	$—
U.S. Bank, N.A.	592	12	4,584	47
Fifth Third Bank	401	8	2,131	4
Total	$2,526	52%	$49,415	$51

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2012	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$865	20%	$26,000	$—
U.S. Bank, N.A.	592	14	4,586	55
Fifth Third Bank	401	9	4,732	6
Total	$1,858	43%	$35,318	$61

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings extended to any of these nonmember affiliates at September 30, 2013 or December 31, 2012.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face;

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$96,586	$95,320	$86,729	$81,562	$67,171
Advances	65,857	65,093	58,282	53,944	36,002
Mortgage loans held for portfolio	6,835	6,993	7,228	7,548	7,866
Allowance for credit losses on mortgage loans	7	9	15	18	18
Investments (1)	22,642	23,101	20,772	19,950	23,170
Consolidated Obligations, net:
Discount Notes	33,542	38,926	34,076	30,840	31,535
Bonds	56,251	49,521	45,937	44,346	29,828
Total Consolidated Obligations, net	89,793	88,447	80,013	75,186	61,363
Mandatorily redeemable capital stock	121	125	134	211	219
Capital:
Capital stock - putable	4,701	4,690	4,466	4,010	3,428
Retained earnings	604	582	563	538	513
Accumulated other comprehensive loss	(10)	(11)	(11)	(11)	(9)
Total capital	5,295	5,261	5,018	4,537	3,932

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$91	$79	$75	$91	$83
Reversal for credit losses	(1)	(4)	(3)	—	(1)
Other income (loss)	4	2	8	(4)	(4)
Other expenses	16	16	15	15	15
Assessments	8	7	7	7	7
Net income	$72	$62	$64	$65	$58
FINANCIAL RATIOS:
Dividend payout ratio (2)	67.96%	69.98%	60.55%	61.00%	57.67%
Weighted average dividend rate (3)	4.25	4.25	4.25	4.75	4.25
Return on average equity	5.37	4.80	5.49	6.22	6.05
Return on average assets	0.30	0.26	0.31	0.36	0.34
Net interest margin (4)	0.38	0.34	0.36	0.51	0.49
Average equity to average assets	5.53	5.51	5.56	5.79	5.64
Regulatory capital ratio (5)	5.62	5.66	5.95	5.84	6.19
Operating expense to average assets	0.054	0.051	0.059	0.064	0.062

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2013	2012	2012	2013	2012	2012

Total Assets	$96,586	$67,171	$81,562	$91,412	$65,091	$66,702
Mission Asset Activity:
Advances (principal)	65,649	35,517	53,621	60,319	30,175	32,273
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	6,651	7,692	7,366	6,959	7,914	7,821
Mandatory Delivery Contracts (notional)	71	166	124	105	299	260
Total MPP	6,722	7,858	7,490	7,064	8,213	8,081
Letters of Credit (notional)	13,332	3,971	10,152	12,186	4,231	4,584
Total Mission Asset Activity	$85,703	$47,346	$71,263	$79,569	$42,619	$44,938

In the first nine months of 2013, the FHLBank fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. As in the last few years, the vast majority of our members had limited demand for new Advance borrowings due to anemic economic growth and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System. We have, however, experienced substantial Advance growth as a result of borrowings from one newer, large-asset member.

Total assets at September 30, 2013 increased $15.0 billion (18 percent) from year-end 2012, led by Advances. Average asset balances in the first nine months of 2013 were $26.3 billion (40 percent) higher than the same period of 2012, mostly due to the substantial growth in Advances from one large-asset member.

The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and the MPP – was $85.7 billion at September 30, 2013, an increase of $14.4 billion (20 percent) from year-end 2012. The growth was led by a $12.0 billion increase in the principal balance of Advances. Average Advance principal balances in the first nine months of 2013 increased $30.1 billion (100 percent) from the same period of 2012.

The principal balance of mortgage loans held for portfolio at September 30, 2013 fell $0.7 billion (10 percent) from year-end 2012. The decline reflected the principal paydowns and inactivity by several large mortgage sellers. During the first nine months of 2013, the FHLBank purchased $0.9 billion of mortgage loans, while principal paydowns totaled $1.6 billion.

As of September 30, 2013, members funded on average 3.3 percent of their assets with Advances, and the penetration rate was relatively stable over the last year with 65-70 percent of members holding Mission Asset Activity. The number of active sellers and participants in the MPP remained strong with the number of monthly sellers averaging 65 in the first nine months of 2013.

Based on our earnings during the first three quarters of 2013, we contributed $22 million to the Affordable Housing Program pool of funds to be awarded to members in 2014. In addition, the FHLBank continued its voluntary sponsorship of two other housing programs which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and for the replacement or rehabilitation of homes damaged or destroyed as a result of a natural disaster.

Investments
The balance of investments at September 30, 2013 was $22.6 billion, an increase of $2.7 billion (13 percent) from year-end 2012. Average investment balances were $23.5 billion in the first nine months of 2013, a decrease of $2.6 billion (10 percent) from the same period in 2012. We maintained an adequate amount of asset liquidity throughout the year under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

At September 30, 2013, investments included $15.3 billion of mortgage-backed securities and $7.3 billion of other investments, which are mostly short-term liquidity instruments. Most of the increase in the total investment balance was from purchases of mortgage-backed securities given the increased authority as a result of the larger capital stock balance. All of our mortgage-backed securities held at September 30, 2013 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

Capital
Capital adequacy was strong in the first nine months of 2013, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at September 30, 2013 was 5.48 percent, while the regulatory capital-to-assets ratio was 5.62 percent. Both ratios were well above the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital increased $758 million and $667 million, respectively, between year-end 2012 and the end of the third quarter of 2013, primarily resulting from members' capital stock purchases to support Advance growth.

Total retained earnings were $604 million at September 30, 2013, an increase of $66 million (12 percent) from year-end 2012. Retained earnings were comprised of $506 million unrestricted and $98 million restricted.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2013	2012	2013	2012	2012

Net income	$72	$58	$197	$170	$235
Affordable Housing Program accrual	8	7	22	20	27
Return on average equity (ROE)	5.37%	6.05%	5.21%	6.19%	6.20%
Return on average assets	0.30	0.34	0.29	0.35	0.35
Weighted average dividend rate	4.25	4.25	4.25	4.33	4.44
Average 3-month LIBOR	0.26	0.42	0.28	0.47	0.43
Average overnight Federal funds effective rate	0.09	0.14	0.11	0.13	0.14
ROE spread to 3-month LIBOR	5.11	5.63	4.93	5.72	5.77
Dividend rate spread to 3-month LIBOR	3.99	3.83	3.97	3.86	4.01
ROE spread to Federal funds effective rate	5.28	5.91	5.10	6.06	6.06
Dividend rate spread to Federal funds effective rate	4.16	4.11	4.14	4.20	4.30

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

Using our current balance sheet and operating expense structure, we estimate that the average ROE in a stable market rate, interest rate, and business environment would be in the range of 2.50 to 3.50 percentage points above short-term interest rates. The current elevated trend level of ROE spread to market interest rates, compared to the long-term average, is influenced by the following ongoing factors: 1) the extremely low level of short-term rates, 2) our continued ability to retire a large amount of high-cost Bonds before their final maturities, and 3) relatively muted acceleration of mortgage prepayment speeds.

The overall increase in net income in the 2013 periods compared with the 2012 periods resulted from the following factors:

▪
Net interest income after credit losses increased in the three- and nine-month comparisons by $8 million and $37 million, respectively. This was the result of several favorable factors, most notably higher interest income from growth in Advance balances, lower net amortization, and net reversals of incurred credit losses estimated in the MPP reflecting improvements in the housing market.

Growth in Advance balances supported by new capital stock improved net interest income by an estimated $21 million and $60 million in the three- and nine-month periods, respectively.

Net amortization declined $10 million and $42 million, for the three- and nine-month comparisons, respectively. The reversal of credit losses led to an improvement of $9 million in the nine-month comparison.
The favorable factors were substantially offset by several unfavorable factors that affect net interest margin including, among others 1) a reduction in the amount of certain higher-coupon liquidity investments, 2) lower net MPP balances, and 3) narrower spreads, reverting to historical normal levels, on LIBOR-indexed assets to Consolidated Discount Note funding.

▪
Other non-interest income increased $8 million in the three-month comparison primarily due to lower net losses on trading securities. Other non-interest income declined $4 million in the nine-month comparison primarily due to net gains on securities sales in the second quarter of 2012 that did not reoccur in 2013, which were mostly offset by lower losses on trading securities.

ROE fell in both periods because growth in average capital ($1.5 billion and $1.4 billion in the three- and nine-month comparison periods, respectively) to support Advance growth, combined with several factors (both favorable and unfavorable), resulted in a relatively small increase in net income compared to the growth in capital.

Business Outlook and Risk Management

This section summarizes and updates from our 2012 Form 10-K filing our major current risk exposures and current business outlook. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

Strategic/Business Risk
Advances. We cannot predict the future trend of Advance demand for individual members or the broad membership base. Advance demand depends on, among other things, the state of the economy, conditions in the housing markets, actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply, the willingness and ability of financial institutions to expand lending, and regulatory initiatives, all of which are difficult to predict and affect in terms of their impact on demand for our products and services. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply.

All of these conditions continue to exist. The increase in Advances over the last year has been driven primarily by the borrowings of a large-asset member. We believe the anemic economy and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve have continued to limit many members' demand for Advances. We would expect to see a broad-based increase in Advance demand when the economy experiences a sustained improvement or if changes in Federal Reserve policy reduce other sources of liquidity available to our members. Additionally, there are $1.7 billion of Advances held by former members that will mature over the next several years.

MPP. Our strategy for the MPP continues to emphasize recruiting community financial institution members, increasing the number of regular sellers, and maintaining balances at a prudent amount relative to capital. This strategy is guided by our principle of having a moderate amount of market and low amount of credit risk within our business model.

Balances are influenced primarily by activity from large sellers and a Finance Agency regulation requiring that if purchases in a calendar year exceed $2.5 billion, we must enact additional housing goals. Given the uncertainty of the goal requirements and possible operational and economic impacts, we currently plan to limit our calendar year purchases to less than $2.5 billion until further guidance is provided by the Finance Agency.

Regulatory and Legislative Risk
General. The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, Mission Asset Activity, capitalization, and results of operations. To date, however, we believe the impacts have been moderate. The "Risk Factors" section of the 2012 Form 10-K provides details of some of the current and recent regulatory and legislative initiatives that could affect our business. We believe that the overall legislative and regulatory environment related to our company has raised our operating costs and, due particularly to the uncertainty around eventual GSE reform, has imparted added uncertainty regarding the business model under which the FHLBanks may operate in the future.

Core Mission Asset Ratios. Of particular current interest to us is the elevated regulatory focus on the FHLBanks' core mission activity of utilizing their GSE status to provide funding and liquidity to support the housing markets. This focus is manifested primarily by an evolving Finance Agency requirement for each FHLBank to develop and submit for approval an amendment to its 2014 strategic business plan that target minimum benchmark levels for identified core mission activities and actions to achieve and maintain such levels. This requirement could affect business strategies such as, but not necessarily limited to, the amount of investments we carry and our product pricing. We are unable at this time to determine if such a requirement will ultimately result in any significant changes to our business model, products or services, financial condition, or results of operations.

Capital Stress Testing Rule. In September 2013, the Finance Agency issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions (including baseline, adverse and severely adverse scenarios) on its earnings, capital, and other related factors, over a nine-quarter forward horizon based on its balance sheet as of September 30 of the previous year. The rule specifies that the first stress test must be submitted by April 30, 2014. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress tests. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test. Although we believe that our capital adequacy, including the amount of retained earnings, is sufficient to satisfy the stress tests as we understand the requirements from the final rule, we cannot at this time provide assurance that this will be the case until the Finance Agency provides the further guidance.

Joint Proposed Rule on Credit Risk Retention for ABS. In September 2013, the Finance Agency with other U.S. federal regulators jointly issued a proposed rule that proposes requiring asset-backed security (ABS) sponsors to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The proposed rule specifies criteria for qualified residential mortgage loans (as well as other loan types) that would make them exempt from the risk-retention requirement, based on features believed to make them low risk loans. We are assessing the impact of this proposed rule and have not yet determined the effect, if any, that the rule could have on our financial condition and results of operations.

Risk Exposure
We believe our liquidity position remained strong during the first nine months of 2013, as did our overall ability to fund operations through Consolidated Obligation issuances at acceptable interest costs. There were minimal, if any, stresses on our liquidity from the uncertainty surrounding the federal government's recent issues with the debt ceiling and risk of Treasury default (prior to resolution). However, reflecting an abundance of caution, we increased our liquidity beginning in late September. While there can be no assurances, we believe there is only a remote possibility of a funding or liquidity crisis in the FHLBank System that could impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends.

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

Market risk exposure remained moderate in the first nine months of the year and well within the FHLBank's policy limits, and consistent with the normal range of long-term historical exposure. We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by five percentage points or more combined with short-term rates increasing to at least eight percent. We believe such an extreme stress scenario, although plausible, is unlikely to occur in the next few years.

Residual credit risk exposure from offering Advances, purchasing investments, and executing derivative transactions was limited, with no loan loss reserves or impairment recorded for these instruments. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to mitigate these risks. Residual credit risk exposure in the mortgage loan portfolio continued to be moderate and manageable. The allowance for credit losses in the MPP continued to decline and was $7 million at September 30, 2013.

As of September 30, 2013, all of our mortgage-backed securities were issued and guaranteed by Fannie Mae or Freddie Mac (which we believe have the support of the U.S. government), the National Credit Union Administration, or Ginnie Mae. For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. We mitigate the credit risk exposure resulting from interest rate swap transactions through collateralization.

The large increase over the prior 12 months in Advance borrowings from one member, JPMorgan Chase Bank, N.A.(JPMorgan), has raised borrower concentration ratios compared with levels of the last several years. We assess concentration risks from business activity, and we believe that the current concentration of Advance activity is consistent with our risk management philosophy. Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs.

Advance concentration has a minor effect on market risk exposure because Advances are largely match funded. We believe the effect on credit risk exposure is minimal because of our application of normal credit risk mitigations, the most important of which is over-collateralization. In the extremely remote possibility that a high concentration member would fail, combined with the Federal Deposit Insurance Corporation's decision not to repay Advances, we would implement our plan to liquidate collateral to recover losses from losing principal and interest on the Advances balances. Finally, the increase in Advance concentration has not affected capital adequacy because the Capital Plan requires the Advance growth from the member to be supported by new purchases of capital stock.

Capital Adequacy
We maintained compliance with our regulatory capital requirements. We believe that the amount of our retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or below safe levels. We believe members place a high value on their capital investment in our company. Capital ratios at September 30, 2013 were well above the regulatory required minimum of four percent.

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

In the last several years, anemic economic growth has resulted in slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other important factors continuing to negatively impact broad-based demand for our credit services are the extremely low levels of interest rates and the Federal Reserve's ongoing actions to provide an extraordinary amount of liquidity to stimulate economic growth, as discussed elsewhere. We believe these trends continue to limit many members' demand for Advances.

The relative balance between loan and deposit growth provides an indication of member Advance demand. From June 30, 2012 to June 30, 2013 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $36.9 billion (3.2 percent) while their aggregate deposit balances rose $117.3 billion (6.4 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan growth in this period occurred from our largest members, which is consistent with the concentration of financial activity among large financial institutions.

Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $3.9 billion (2.2 percent) in the 12-month period while aggregate deposits grew $3.4 billion (1.6 percent), which provides a possible explanation for the limited broad-based growth in Advance demand. In the third quarter of 2013, there were indications of slower deposit growth.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

							Nine Months Ended September 30,
	Quarter 3 2013		Quarter 2 2013		Quarter 1 2013		2013	2012	Year 2012
	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.06	0.09	0.07	0.12	0.09	0.14	0.11	0.13	0.09	0.14

3-month LIBOR	0.25	0.26	0.27	0.28	0.28	0.29	0.28	0.47	0.31	0.43
2-year LIBOR	0.46	0.52	0.51	0.42	0.42	0.41	0.45	0.54	0.39	0.50
5-year LIBOR	1.54	1.67	1.57	1.09	0.95	0.96	1.24	1.04	0.86	0.98
10-year LIBOR	2.77	2.88	2.70	2.15	2.01	2.01	2.35	1.93	1.84	1.88

2-year U.S. Treasury	0.32	0.36	0.36	0.26	0.24	0.25	0.29	0.27	0.25	0.27
5-year U.S. Treasury	1.38	1.50	1.40	0.91	0.77	0.81	1.07	0.78	0.72	0.75
10-year U.S. Treasury	2.61	2.70	2.49	1.98	1.85	1.93	2.20	1.82	1.76	1.78

15-year mortgage current coupon (1)	2.40	2.62	2.44	1.87	1.72	1.84	2.11	1.68	1.71	1.64
30-year mortgage current coupon (1)	3.31	3.52	3.34	2.77	2.65	2.57	2.96	2.67	2.22	2.54

15-year mortgage note rate (2)	3.55	3.71	3.55	3.06	3.02	2.97	3.26	3.02	2.86	3.15
30-year mortgage note rate (2)	4.49	4.66	4.46	3.87	3.79	3.72	4.10	3.76	3.52	3.84

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term rates remained at historic lows in the first nine months of 2013. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term rates generally consistent with their historical relationships to Federal funds. The Federal Reserve has indicated that it currently plans to hold certain short-term rates at or near zero until at least mid-2015. This projection could change if actual economic growth or inflation, or its forecast thereof, accelerates.

Future changes in intermediate- and long-term rates are more difficult to predict in part because the Federal Reserve has less control over these rates. These rates rose moderately on an absolute basis in the first and second quarters of the year compared with the levels in 2012. In the third quarter, these rates were relatively stable compared to the second quarter.

These interest rate trends affected our results of operations in the first three quarters of 2013, as discussed in "Executive Overview," "Results of Operations," and "Quantitative and Qualitative Disclosures About Risk Management." The increase in intermediate- and long-term rates during the first nine months of 2013 was moderate and the interest rate environment remained favorable for our results of operations in terms of the spread between our level of profitability (ROE) and the levels of interest rates. The low rate environment continues to be a net benefit to our profitability relative to levels of interest rates, for several reasons:

▪	Reductions in, and low, market interest rates raise ROE compared to market rates to the extent we fund a portion of long-term assets with shorter-term debt.

▪	The low intermediate- and long-term rates have provided us the opportunity to retire many Bonds and replace them with lower cost Obligations, at a pace exceeding mortgage paydowns.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$48,981	75%	$49,277	76%	$45,280	78%	$35,578	66%
Other	324	—	288	—	196	—	406	1
Total	49,305	75	49,565	76	45,476	78	35,984	67
Fixed-Rate:
REPO	4,345	7	3,673	6	2,477	4	7,655	14
Regular Fixed Rate	6,458	10	6,277	10	4,928	9	4,573	9
Putable (2)	2,333	3	2,367	3	2,469	4	2,587	5
Convertible (2)	28	—	63	—	63	—	63	—
Amortizing/Mortgage Matched	2,503	4	2,402	4	2,311	4	2,353	4
Other	677	1	529	1	275	1	406	1
Total	16,344	25	15,311	24	12,523	22	17,637	33
Total Advances Principal	$65,649	100%	$64,876	100%	$57,999	100%	$53,621	100%

Letters of Credit (notional)	$13,332		$13,839		$11,683		$10,152

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The increase in Advance balances during the first nine months of 2013 occurred mostly from borrowings by JPMorgan. Aggregate average Advance balances to other members declined $2.4 billion (10 percent) at September 30, 2013 compared to the end of 2012. Advance growth was comprised primarily of adjustable-rate LIBOR Advances.

Advances to former members declined by $1.9 billion in the first nine months of 2013. Former members hold $1.7 billion in Advances (three percent), of which approximately $1.1 billion are scheduled to mature by the end of 2014. When these are repaid, the former members will not be able to replace them with new Advances.

The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets. Overall Advance usage ratios declined substantially from 2009 to 2012, but have risen moderately in the last two quarters. Most of the increase has occurred from mid-sized members with assets between $250 million and $1.0 billion.

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Average Advances-to-Assets for Members
Assets less than $1.0 billion (668 members)	3.32%	3.03%	2.89%	3.12%
Assets over $1.0 billion (64 members)	3.05%	3.02%	2.70%	2.90%
All members	3.29%	3.03%	2.87%	3.10%

We do not know if the Advance growth experienced in the last 12 months, primarily from one large-asset member, and the recent growth from mid-sized members will continue or develop into increased demand more broadly. The anemic economic expansion, significant levels of financial institution liquidity as a result of Federal Reserve actions, and robust member deposit levels have limited overall member demand for our funding.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
September 30, 2013			December 31, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

JPMorgan Chase Bank, N.A.	$42,700	65%	JPMorgan Chase Bank, N.A.	$26,000	48%
U.S. Bank, N.A.	4,584	7	Fifth Third Bank	4,732	9
Fifth Third Bank	2,131	3	U.S. Bank, N.A.	4,586	8
Western-Southern Life Assurance Co	1,235	2	PNC Bank, N.A. (1)	2,986	6
PNC Bank, N.A. (1)	1,031	2	Protective Life Insurance Company	1,071	2
Total of Top 5	$51,681	79%	Total of Top 5	$39,375	73%
(1)Former member.

We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves operating efficiency, increases financial leverage and earnings, and may enable us over time to obtain more favorable funding costs and maintain competitively priced Mission Asset Activity.

Members increased their available lines in the Letters of Credit program by $3.2 billion in the first nine months of 2013. The lines rose principally because of more activity from a large member who uses Letters of Credit heavily and whose usage can be volatile. We believe the member increased its usage in response to the year-end 2012 expiration of the government's Transaction Account Guarantee program. We generally earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

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

The table below shows principal paydowns and purchases of loans in the MPP for the first nine months of 2013.

(In millions)	MPP Principal
Balance at December 31, 2012	$7,366
Principal purchases	918
Principal paydowns	(1,633)
Balance at September 30, 2013	$6,651

The decline in principal loan balance in the first nine months of 2013 resulted from the moderately fast prepayments and lack of activity from several large sellers. However, the purchases reflected sales by 88 participating financial institutions (PFIs) in the first nine months of the year, with the number of monthly sellers averaging 65.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first nine months of 2013 equated to a 24 percent annual constant prepayment rate, down from the 29 percent rate for all of 2012.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first nine months of 2013. The weighted average mortgage note rate fell from 4.74 percent at the end of 2012 to 4.57 percent at September 30, 2013. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned during the first nine months of 2013, relative to funding costs, continued to offer favorable risk-adjusted returns.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2013		December 31, 2012
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$7,293	$9,481	$7,176	$13,943
Mortgage-backed securities	15,349	13,884	12,774	11,375
Other investments (1)	—	174	—	408
Total investments	$22,642	$23,539	$19,950	$25,726

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. The decline in the average amount of liquidity investments in the first nine months of 2013 corresponded to the growth in Advances. We continued to maintain an adequate amount of asset liquidity using our liquidity measures.

The investment balances at September 30, 2013 and December 31, 2012 exclude $1,143 million and $16 million, respectively, in funds held in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition.

Our overarching strategy for mortgage-backed securities is to keep our holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at September 30, 2013 represented a 2.83 multiple of regulatory capital and consisted of $14.1 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.8 billion were floating-rate securities) and $1.3 billion of floating-rate securities issued by the National Credit Union Administration. We held no private-label mortgage-backed securities at September 30, 2013.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first nine months of 2013.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2012	$12,757
Principal purchases	4,801
Principal paydowns	(2,197)
Balance at September 30, 2013	$15,361

Principal paydowns in the first three quarters equated to a 19 percent annual constant prepayment rate, down from the 25 percent rate in all of 2012. Purchases during the first nine months were primarily in fixed-rate collateralized mortgage obligations (CMOs) and 20-year pass-through securities, with purchase prices near par or at discounts. Yields earned on new purchases, relative to funding costs, continued to offer acceptable risk-adjusted returns.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2013		December 31, 2012
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$33,546	$34,658	$30,848	$29,504
Discount	(4)	(8)	(8)	(5)
Total Discount Notes	33,542	34,650	30,840	29,499
Bonds:
Unswapped fixed-rate	22,223	22,785	21,689	18,680
Unswapped adjustable-rate	29,250	22,419	14,830	3,086
Swapped fixed-rate	4,655	4,433	7,704	9,197
Total par Bonds	56,128	49,637	44,223	30,963
Other items (1)	123	120	123	128
Total Bonds	56,251	49,757	44,346	31,091
Total Consolidated Obligations (2)	$89,793	$84,407	$75,186	$60,590

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $720,725 and $687,902 at September 30, 2013 and December 31, 2012, respectively.

The increase in the ending and average balances of unswapped adjustable-rate Bonds and short-term Discount Notes reflected the growth in Advances and our decision to avoid transacting certain new interest rates swaps (i.e., swapped fixed-rate Bonds) in light of the current unresolved uncertainties with costs, operating and regulatory processes, and credit risks associated with derivatives clearing requirements under the Dodd-Frank Act. The increase in the average balance of unswapped fixed-rate Bonds reflected growth in average mortgage assets and reduction in the average amount of balance sheet short funding in the first nine months of 2013 compared to the 2012 average balance. The relative stability in the ending balance of unswapped fixed-rate Bonds reflected normal rebalancing of market risk exposure via changes in the amount of short funding.

Long-term Bonds normally have an interest cost at a spread above U.S. Treasury securities and below LIBOR. Discount Notes, swapped Bonds, and adjustable-rate Bonds normally have interest costs below LIBOR. The level of these spreads and their volatility in the first nine months of 2013 were comparable to historical ranges.

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at September 30, 2013 were $0.9 billion, a decrease of $0.3 billion (24 percent) from year-end 2012. The average balance of total interest bearing deposits in the first nine months of 2013 was $1.1 billion, a decrease of four percent from the average balance during the same period of 2012.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first nine months of 2013.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Nine Months Ended		Year Ended
GAAP and Regulatory Capital	September 30, 2013		December 31, 2012
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$4,701	$4,479	$4,010	$3,297
Mandatorily Redeemable Capital Stock	121	146	211	252
Regulatory Capital Stock	4,822	4,625	4,221	3,549
Retained Earnings	604	587	538	501
Regulatory Capital	$5,426	$5,212	$4,759	$4,050

	Nine Months Ended		Year Ended
GAAP and Regulatory Capital-to-Assets Ratio	September 30, 2013		December 31, 2012
	Period End	Average	Period End	Average
GAAP	5.48%	5.53%	5.56%	5.68%
Regulatory	5.62	5.70	5.84	6.07

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

In the first nine months of 2013, our capital base increased due mostly to required stock purchases to support Advance growth, while the amount of financial leverage, as represented by a lower regulatory capital-to-assets ratio, was relatively stable.

The amount of excess capital stock was $1.2 billion at September 30, 2013. Excess stock provides a base of capital to manage financial leverage at prudent levels, augment loss protections for bondholders, and capitalize a portion of potential growth in new Mission Assets. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (as defined by the Finance Agency) exceeds one percent of total assets on a dividend payment date. Since the end of 2008, this regulatory threshold has been exceeded and, therefore, we have been required to pay cash dividends.

At September 30, 2013, the total amount of retained earnings were comprised of $506 million unrestricted (an increase of $27 million from year-end 2012) and $98 million restricted (an increase of $39 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends if earnings experience exceptional stress. Further discussion is in the "Capital Adequacy" section of "Quantitative and Qualitative Disclosures About Risk Management."

Membership and Stockholders

In the first nine months of 2013, we added three new member stockholders and lost 13 members, ending the third quarter at 732. The 13 lost members included nine that merged with other Fifth District members, one that merged out of the District, and three that failed and were taken into Federal Deposit Insurance Corporation receivership. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We will continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2013 and 2012. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013		2012		2013		2012
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$91	6.80%	$83	8.71%	$245	6.49%	$217	7.89%
(Reversal) provision for credit losses	(1)	(0.07)	(1)	(0.05)	(8)	(0.20)	1	0.03
Net interest income after (reversal) provision for credit losses	92	6.87	84	8.76	253	6.69	216	7.86
Net gains on derivatives and hedging activities	1	0.11	4	0.36	4	0.11	10	0.38
Other non-interest income (loss)	3	0.20	(8)	(0.80)	9	0.24	7	0.25
Total non-interest income (loss)	4	0.31	(4)	(0.44)	13	0.35	17	0.63
Total revenue	96	7.18	80	8.32	266	7.04	233	8.49
Total other expense	16	1.21	15	1.57	47	1.24	43	1.58
Assessments	8	0.60	7	0.70	22	0.59	20	0.72
Net income	$72	5.37%	$58	6.05%	$197	5.21%	$170	6.19%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The most significant individual contributors to the higher net income in the first nine months of 2013 were higher Advance balances, lower net amortization, and reversals of credit losses estimated in the MPP. ROE fell in both periods because of growth in average capital ($1.5 billion and $1.4 billion in the three- and nine-month comparison periods, respectively) to support the Advance growth combined with several factors that lowered income, offsetting much of the impact of the favorable factors. The most notable unfavorable factors were changes in income from asset-liability management actions described below, lower MPP balances, lower earnings from deployment of interest-free capital, and net gains on securities sales recognized in 2012 that did not reoccur in the first nine months of 2013.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the comparison periods are discussed below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2013		2012		2013		2012
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$81	0.33%	$79	0.47%	$216	0.32%	$217	0.45%
Net (amortization)/accretion (1) (2)	1	0.01	(9)	(0.05)	—	—	(42)	(0.09)
Prepayment fees on Advances, net (2)	—	—	2	0.01	1	—	7	0.02
Total net interest rate spread	82	0.34	72	0.43	217	0.32	182	0.38
Earnings from funding assets with interest-free capital	9	0.04	11	0.06	28	0.04	35	0.07
Total net interest income/net interest margin (3)	$91	0.38%	$83	0.49%	$245	0.36%	$217	0.45%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

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

The amount of net amortization was low and below a normalized level in the three and nine months ended September 30, 2013. The substantial decrease in net amortization in each of the two comparison periods resulted primarily from a decline in actual and projected prepayment speeds due to an increase in mortgage rates in the first nine months of 2013, especially the second and third quarters. A secondary factor was a decline in premium balance discussed below.

At September 30, 2013, the net premium balance of mortgage assets totaled $172 million compared to $199 million at the end of 2012. The decline was mostly due to the purchase of mortgage-backed securities at prices near par or in some cases at slight discounts, compared to the premiums on mortgage assets that paid down. MPP loans continued to be purchased mostly at premium prices in the first nine months of 2013, although at a lower amount compared to the prior year.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been, significant, they were modest in each of the periods presented.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the total other components of net interest rate spread changed only $2 million in the three-months comparison and $1 million in the nine-months comparison. The following factors, discussed below in estimated approximate order of impact from largest to smallest, accounted for the changes in net interest rate spread due to other components.

Nine-Months Comparison

▪
Advance growth-Favorable: The growth in average Advance balances and new capital stock purchased to support the growth improved net interest income by an estimated $60 million. A portion of the gain to net interest income from this factor included leveraging the additional capital with mortgage-backed securities.

▪
Asset-liability management-Unfavorable: Management strategies and actions, along with changes in the market rate environment, related to asset-liability management and market risk exposure lowered earnings on a net basis, for the following reasons:

1)	We decreased the amount of fixed-rate mortgages funded with short-term debt, which lowered earnings by an estimated $22 million.

2)
We normally use short-term Discount Notes to fund a substantial amount of LIBOR-indexed assets. The average spread between LIBOR and Discount Notes was narrower in the first nine months of 2013, lowering net interest income by an estimated $14 million.

3)
We replaced, over the prior 12 months, a substantial amount of high-cost debt (Consolidated Bonds) with issuance of new debt at lower rates. This effect exceeded the impact of paydowns of high-yielding mortgage assets. These two factors combined increased net interest income by an estimated $16 million and partially offset the other two factors for asset-liability management.

We estimate that the overall impact of asset-liability management actions decreased interest income $20 million.

▪
Trading securities-Unfavorable: In the first nine months of 2012, we held a large amount of investments in short-term trading securities (including instruments of the U.S. Treasury and GSEs) in order to enhance asset liquidity and manage counterparty credit risk. No short-term trading securities were held in 2013. Many of the trading securities were purchased with above-market coupon rates, which resulted in an estimated $29 million increase in net interest income in the first nine months of 2012. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See "Non-Interest Income and Non-Interest Expense" below for a discussion of the net losses on trading securities.

▪	Lower balances on MPP loans-Unfavorable: The average balance of MPP loans declined $1.0 billion, which reduced net interest income by an estimated $13 million.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$63,966	$79	0.49%	$33,033	$62	0.74%
Mortgage loans held for portfolio (2)	6,926	66	3.77	8,060	82	4.04
Federal funds sold and securities purchased under resale agreements	7,796	1	0.07	9,576	3	0.14
Interest-bearing deposits in banks (3) (4) (5)	1,694	1	0.13	606	—	0.16
Mortgage-backed securities	15,291	84	2.17	11,608	73	2.52
Other investments (4)	27	—	0.10	4,453	11	0.96
Loans to other FHLBanks	3	—	—	3	—	0.12
Total earning assets	95,703	231	0.96	67,339	231	1.37
Less: allowance for credit losses on mortgage loans	9			19
Other assets	167			183
Total assets	$95,861			$67,503
Liabilities and Capital
Term deposits	$130	—	0.16	$125	—	0.22
Other interest bearing deposits (5)	888	—	0.01	1,032	—	0.01
Short-term borrowings	34,342	9	0.10	30,498	9	0.12
Unswapped fixed-rate Consolidated Bonds	22,585	119	2.08	17,695	129	2.91
Unswapped adjustable-rate Consolidated Bonds	28,450	10	0.14	3,195	2	0.26
Swapped Consolidated Bonds	3,408	1	0.13	10,003	5	0.20
Mandatorily redeemable capital stock	123	1	4.26	247	3	4.26
Total interest-bearing liabilities	89,926	140	0.62	62,795	148	0.94
Non-interest bearing deposits	19			18
Other liabilities	619			884
Total capital	5,297			3,806
Total liabilities and capital	$95,861			$67,503

Net interest rate spread			0.34%			0.43%
Net interest income and net interest margin (6)		$91	0.38%		$83	0.49%
Average interest-earning assets to interest-bearing liabilities			106.42%			107.23%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$60,579	$229	0.51%	$30,706	$185	0.80%
Mortgage loans held for portfolio (2)	7,143	207	3.87	8,068	240	3.97
Federal funds sold and securities purchased under resale agreements	8,467	6	0.10	7,563	7	0.13
Interest-bearing deposits in banks (3) (4) (5)	1,162	1	0.14	2,499	3	0.16
Mortgage-backed securities	13,884	228	2.20	11,078	220	2.65
Other investments (4)	26	—	0.12	5,000	35	0.93
Loans to other FHLBanks	4	—	0.13	2	—	0.11
Total earning assets	91,265	671	0.98	64,916	690	1.42
Less: allowance for credit losses on mortgage loans	13			20
Other assets	160			195
Total assets	$91,412			$65,091
Liabilities and Capital
Term deposits	$126	—	0.17	$114	—	0.22
Other interest bearing deposits (5)	992	—	0.01	1,050	—	0.01
Short-term borrowings	34,650	29	0.11	28,678	20	0.09
Unswapped fixed-rate Consolidated Bonds	22,858	362	2.12	18,416	423	3.07
Unswapped adjustable-rate Consolidated Bonds	22,419	26	0.16	2,126	4	0.27
Swapped Consolidated Bonds	4,480	5	0.13	9,845	17	0.22
Mandatorily redeemable capital stock	146	4	4.01	263	9	4.45
Other borrowings	5	—	0.12	1	—	0.37
Total interest-bearing liabilities	85,676	426	0.66	60,493	473	1.04
Non-interest bearing deposits	19			17
Other liabilities	661			910
Total capital	5,056			3,671
Total liabilities and capital	$91,412			$65,091

Net interest rate spread			0.32%			0.38%
Net interest income and net interest margin (6)		$245	0.36%		$217	0.45%
Average interest-earning assets to interest-bearing liabilities			106.52%			107.31%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

The net interest spread and net interest margin decreased in the three- and nine-months comparison due to a significant increase in the composition of Advances to total assets and, secondarily, to the unfavorable earnings factors discussed in the previous section. Although the Advance growth resulted in an overall benefit to net interest income because of a larger asset base, the growth lowered the spread and margin because Advances tend to have lower spreads to funding costs compared to mortgage assets.

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

(In millions)	Three Months Ended September 30, 2013 over 2012			Nine Months Ended September 30, 2013 over 2012
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$43	$(26)	$17	$131	$(87)	$44
Mortgage loans held for portfolio	(11)	(5)	(16)	(27)	(6)	(33)
Federal funds sold and securities purchased under resale agreements	(1)	(1)	(2)	1	(2)	(1)
Interest-bearing deposits in banks	1	—	1	(1)	(1)	(2)
Mortgage-backed securities	22	(11)	11	50	(42)	8
Other investments	(6)	(5)	(11)	(19)	(16)	(35)
Loans to other FHLBanks	—	—	—	—	—	—
Total	48	(48)	—	135	(154)	(19)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	2	(2)	—	5	4	9
Unswapped fixed-rate Bonds	31	(41)	(10)	88	(149)	(61)
Unswapped adjustable-rate Bonds	9	(1)	8	24	(2)	22
Swapped Bonds	(3)	(1)	(4)	(7)	(5)	(12)
Mandatorily redeemable capital stock	(2)	—	(2)	(4)	(1)	(5)
Other borrowings	—	—	—	—	—	—
Total	37	(45)	(8)	106	(153)	(47)
Increase (decrease) in net interest income	$11	$(3)	$8	$29	$(1)	$28

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$(1)	$(3)	$(2)
Net interest settlements included in net interest income	(26)	(49)	(81)	(207)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	—	—	(2)	(3)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	6	9	22	27
Decrease to net interest income	$(21)	$(41)	$(64)	$(185)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction was significantly smaller in the three- and nine-month periods of 2013 compared to the same periods in 2012 primarily due to a decrease in the notional amount of swaps outstanding.

See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information on our use of derivatives.

Provision for Credit Losses

In the first nine months of 2013, we recorded a $7.5 million reversal for estimated incurred credit losses in the MPP compared to a provision for credit losses of $0.9 million in the same period of 2012. The change in estimated credit losses was mostly a result of improvements in the housing market as reflected by higher home prices and improved delinquency trends. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three and nine months ended September 30, 2013 and 2012.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other Non-Interest Income
Net gains on held-to-maturity securities	$—	$—	$—	$29
Net gains on derivatives and hedging activities	1	4	4	10
Other non-interest income (loss), net	3	(8)	9	(22)
Total other non-interest income (loss)	$4	$(4)	$13	$17

Other Expense
Compensation and benefits	$9	$7	$25	$23
Other operating expense	4	4	13	10
Finance Agency	1	1	3	5
Office of Finance	1	1	3	2
Other	1	2	3	3
Total other expense	$16	$15	$47	$43
Average total assets	$95,861	$67,503	$91,412	$65,091
Average regulatory capital	5,431	4,062	5,212	3,944
Total other expense to average total assets (1)	0.07%	0.09%	0.07%	0.09%
Total other expense to average regulatory capital (1)	1.18	1.48	1.20	1.47

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities in 2012 occurred from the sales of mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under our periodic clean-up process.

Other non-interest income (loss), net increased in the 2013 periods due primarily to losses recorded on trading securities in 2012 that were no longer held in 2013. As discussed above in “Components of Net Interest Income,” the losses on the trading securities occurred because these securities had above-market coupon rates and, therefore, were purchased at prices above par. The related premiums paid are recognized as mark-to-market losses to the securities as their fair values approach par at maturity. As noted earlier, the resulting net earnings from the trading securities reflected at-market returns.

Other expenses continued to experience modest increases in 2013. Most of the increase in 2013's other expenses reflected funding of pension programs in the current interest rate environment and an increase in fees for legal services.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$2	$—	$7	$7
(Losses) gains on derivatives not receiving hedge accounting	(1)	(2)	5	(5)
Mortgage loans:
(Losses) gains on derivatives not receiving hedge accounting	(1)	5	(10)	3
Consolidated Obligation Bonds:
(Losses) gains on fair value hedges	—	(1)	1	(1)
Gains on derivatives not receiving hedge accounting	1	2	1	6
Total net gains on derivatives and hedging activities	1	4	4	10
Net (losses) gains on financial instruments held at fair value (1)	(1)	(1)	—	2
Total net effect of derivatives and hedging activities	$—	$3	$4	$12

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The changes in net gains on derivatives and hedging activities represented unrealized market value adjustments. The amounts of income volatility in derivatives and hedging activities were minor compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions. In each of the periods shown, the market value adjustment, as a percentage of the notional amount of derivatives, was less than 0.10 percentage points.

Affordable Housing Program Assessments

In the first nine months of 2013, assessments totaled $22 million and lowered ROE by 0.59 percentage points. In the first nine months of 2012, assessments totaled $20 million and lowered ROE by 0.72 percentage points. The smaller impact of assessments on ROE in the first nine months of 2013 was due primarily to the growth in capital throughout 2012 and the first nine months of 2013.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended September 30, 2013
Net interest income after reversal for credit losses	$65	$27	$92
Net income	$51	$21	$72
Average assets	$88,917	$6,944	$95,861
Assumed average capital allocation	$4,913	$384	$5,297
Return on Average Assets (1)	0.23%	1.17%	0.30%
Return on Average Equity (1)	4.13%	21.15%	5.37%

Three Months Ended September 30, 2012
Net interest income after reversal for credit losses	$53	$31	$84
Net income	$27	$31	$58
Average assets	$59,429	$8,074	$67,503
Assumed average capital allocation	$3,351	$455	$3,806
Return on Average Assets (1)	0.18%	1.51%	0.34%
Return on Average Equity (1)	3.22%	26.86%	6.05%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(Dollars in millions)	Traditional Member Finance	MPP	Total
Nine Months Ended September 30, 2013
Net interest income after reversal for credit losses	$170	$83	$253
Net income	$137	$60	$197
Average assets	$84,254	$7,158	$91,412
Assumed average capital allocation	$4,660	$396	$5,056
Return on Average Assets (1)	0.22%	1.13%	0.29%
Return on Average Equity (1)	3.92%	20.40%	5.21%

Nine Months Ended September 30, 2012
Net interest income after provision for credit losses	$145	$71	$216
Net income	$109	$61	$170
Average assets	$57,010	$8,081	$65,091
Assumed average capital allocation	$3,215	$456	$3,671
Return on Average Assets (1)	0.25%	1.02%	0.35%
Return on Average Equity (1)	4.51%	18.00%	6.19%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net interest income in both the three- and nine-month comparison periods reflected the net effect of the factors related to this segment as discussed in "Components of Net Interest Income." Both ROE and net income increased in the three-month comparison because income from Advance growth and lower net amortization more than offset the negative impact of capital growth on ROE.

In the nine-month comparison, ROE decreased even though net income increased because the total increase in income for the nine-month comparison was not enough to offset the increase in average total capital to support Advance growth, which diluted ROE because earnings were spread over a larger capital base. A large portion of the increase in income from Advance growth and lower net amortization was offset by gains from the sale of mortgage-backed securities in the second quarter of 2012 as discussed in "Non-Interest Income and Non-Interest Expense."

MPP Segment
The MPP continued to earn a substantial level of return compared with market interest rates, with a moderate amount of market risk and credit risk. In the first nine months of 2013, the MPP averaged eight percent of total average assets while accounting for 31 percent of earnings.

MPP net income and ROE decreased in the three-month comparison due to lower MPP balances and a decrease in the amount of short-funding allocated to the segment as discussed in "Components of Net Interest Income," in addition to losses on derivatives hedging mortgage loans in 2013 as discussed in "Effect of Derivatives and Hedging Activities."

Net income for the nine-month comparison was relatively unchanged. The stability reflected the factors referenced for the three-month comparison and, in addition, lower net amortization, larger reversals for credit losses, and the replacement of high-cost debt (Consolidated Bonds) with issuance of new debt at lower rates. ROE for the nine-month comparison increased although net income remained relatively constant due to a lower amount of allocated capital as a result of lower MPP balances.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date
Market Value of Equity	$5,310	$5,323	$5,272	$5,135	$4,964	$4,780	$4,602
% Change from Flat Case	3.4%	3.7%	2.7%	—	(3.3)%	(6.9)%	(10.4)%
2012 Full Year
Market Value of Equity	$4,281	$4,279	$4,292	$4,330	$4,337	$4,186	$3,955
% Change from Flat Case	(1.1)%	(1.2)%	(0.9)%	—	0.2%	(3.3)%	(8.7)%

Month-End Results
September 30, 2013
Market Value of Equity	$5,370	$5,424	$5,336	$5,144	$4,925	$4,706	$4,499
% Change from Flat Case	4.4%	5.4%	3.7%	—	(4.3)%	(8.5)%	(12.5)%
December 31, 2012
Market Value of Equity	$4,991	$4,976	$4,947	$4,878	$4,759	$4,585	$4,401
% Change from Flat Case	2.3%	2.0%	1.4%	—	(2.4)%	(6.0)%	(9.8)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date	0.9	1.4	2.7	3.5	3.6	3.9	3.8
2012 Full Year	1.8	1.3	0.4	(1.4)	2.0	4.9	6.4

Month-End Results
September 30, 2013	(0.4)	1.6	4.4	4.2	4.6	4.6	4.5
December 31, 2012	1.8	1.8	1.8	1.9	3.2	4.1	4.1

During the first nine months of 2013, as in 2012, the market risk exposure to changing interest rates was moderate overall, consistent with the normal range of long-term historical exposure, and well within policy limits. Overall market risk and earnings exposure to further reductions in long-term rates continued to benefit from slower mortgage prepayment speeds (given the level of rates and composition of mortgage assets), than would be expected under normal conditions for housing and credit markets. Exposure to higher rates was moderately elevated at September 30, 2013 versus 2012. In October, we began to reduce exposure to the risk of large future interest rate increases.

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

We believe that profitability would not become uncompetitive in a rising rate environment unless long-term rates were to permanently increase in a short period of time by as much as five percentage points or more combined with short-term rates increasing to at least eight percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were coupled with very unfavorable changes in other market and business variables for our business model. We believe such a scenario is extremely unlikely to occur. However, our current level of profitability compared to short-term rates could decline quickly (even though it would remain competitive) in a fast rising rate environment. This was part of the basis for reducing market risk exposure to higher rates.

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits.

	September 30, 2013	December 31, 2012
Market Value of Equity to Par Value of Regulatory Capital Stock	107%	116%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	111	117
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	98	109

In the first nine months of 2013, the market capitalization ratios in the scenarios indicated continued to be well above policy thresholds. However, the ratios declined during this period primarily due to a decline in the amount of mortgage asset leverage due to the increase in our capital base as explained elsewhere in this filing. Contributing factors were moderately lower market prices on mortgage assets, the purchase of new mortgage-backed security investments at discount or near par prices, and higher mortgage rates (which normally lowers the market value of equity).

The market capitalization ratio can be a valuable measure of risk exposure, particularly when the fluctuations observed in the metric are driven by market risk factors. However, the recently observed declines through the first nine months of 2013 were largely due to factors that do not signify an increase in the overall riskiness of our balance sheet. These include the factors referenced above except for the higher mortgage rates.

Even with the recent decline, the ratios remain at favorable levels because retained earnings are currently 13 percent of regulatory capital stock and we have maintained market risk exposure at moderate levels.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At September 30, 2013, the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.3 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Year-to-Date	7.3%	10.0%	8.3%	—	(14.4)%	(29.9)%	(45.4)%
2012 Full Year	(9.2)%	(8.2)%	(5.4)%	—	2.0%	(8.2)%	(24.7)%

Month-End Results
September 30, 2013	10.9%	17.0%	12.7%	—	(16.7)%	(33.6)%	(49.9)%
December 31, 2012	3.5%	3.5%	3.1%	—	(10.0)%	(24.0)%	(39.1)%

The sensitivities indicate that the market risk exposure of the mortgage assets portfolio had similar trends across interest rate shocks as those of the entire balance sheet. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation.

The measured risk exposure of our mortgage assets portfolio, on average, increased in the first nine months of 2013 relative to all of 2012. The increase was a result of prepayment modeling enhancements made in the latter part of 2012, increases in mortgage rates, and moderately elevated market risk exposure. We believe the mortgage assets portfolio continues to have an acceptable amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our risk philosophy and cooperative business model.

Use of Derivatives in Market Risk Management
In addition to issuing long-term Bonds, we may engage in derivative transactions, primarily interest rate swaps and forward settlement agreements of mortgage-backed securities, to manage market risk exposure. The notional amount of derivatives decreased significantly, by $3.7 billion (30 percent), from the end of 2012 to September 30, 2013, with most of the decrease occurring in swaps associated with Consolidated Bonds that mostly hedge adjustable-rate assets indexed to LIBOR. The reduction was due primarily to our decision to avoid transacting certain new interest rates swaps (i.e., swapped fixed-rate Bonds) in light of the current unresolved uncertainties with costs, operating and regulatory processes, and the credit risks associated with derivatives clearing requirements under the Dodd-Frank Act. The decrease in interest rate swaps did not materially affect our market risk exposure or profitability, although it did raise repricing basis risk between assets indexed to LIBOR and Discount Note Obligations, because the reduction in Bond-related swaps was replaced with short-term Discount Notes and unswapped adjustable-rate Bonds, each of which has a similar interest rate risk profile and interest cost as those resulting from hedging Bonds with interest rate swaps.

Capital Adequacy

Capital Leverage
Prudent risk management practices dictate that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. We have always complied with each capital requirement. The regulatory capital ratio averaged 5.70 percent in the first nine months of 2013 and at September 30, 2013 was 5.62 percent. The latter metric means that, given the amount of regulatory capital, total assets could increase by approximately $39 billion with no new stock purchases before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

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

Despite continued, although stabilizing, effects from the deterioration in the credit conditions of many of our members and in the value of some pledged collateral over the last five years, we believe that credit risk exposure in our secured lending activities continued to be minimal in the first nine months of 2013, for the same reasons described in the 2012 Form 10-K. We have never established a loan loss reserve for Advances and expect to collect all amounts due according to the contractual terms of Advances and Letters of Credit.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At September 30, 2013, our policy of over-collateralization resulted in total collateral pledged of $217.8 billion to serve members' total borrowing capacity of $167.5 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for CMRs) on September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single family loans	$119.0	55%	$111.6	56%
Multi-family loans	31.5	14	17.6	9
Commercial real estate	25.3	12	19.2	10
Bond securities	21.1	10	25.0	13
Home equity loans/lines of credit	20.4	9	24.1	12
Farm real estate	0.5	(a)	0.5	(a)
Total	$217.8	100%	$198.0	100%

(a)	Less than one percent of total pledged collateral.

At September 30, 2013, 64 percent of collateral was related to residential mortgage lending in single family loans and home equity lines. The increase in multi-family loans and commercial real estate during the first nine months of 2013 was due to the collateral pledged by our largest member.

In the third quarter of 2013, we added investment grade municipal securities to the list of eligible collateral types. As of September 30, 2013, no such securities were pledged as collateral. We believe accepting municipal securities will have no impact on residual credit risk due to over-collateralization and the practice of only accepting securities with credit ratings of single-A or above.

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

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at September 30, 2013.

Lending Values Applied to Collateral
Blanket Status
Prime 1-4 family loans	67-83%
Multi-family loans	51-65%
Prime home equity loans/lines of credit	53-71%
Commercial real estate loans	59-74%
Farm real estate loans	65-80%
Listing Status/Physical Delivery
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	78-100%
U.S. agency mortgage-backed securities/CMOs	87-98%
Private-label residential mortgage-backed securities	42-83%
Private-label commercial mortgage-backed securities	31-83%
Small Business Administration certificates	90-93%
1-4 family loans	65-91%
Multi-family loans	57-83%
Home equity loans/lines of credit	57-83%
Commercial real estate loans	65-91%
Farm real estate loans	67-91%

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

(Dollars in billions)
September 30, 2013			December 31, 2012
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	502	$99.4	1-3	485	$67.9
4	121	62.8	4	126	66.2
5	67	4.2	5	71	4.3
6	28	0.7	6	31	0.8
7	24	0.4	7	38	1.2
Total	742	$167.5	Total	751	$140.4

A “4” rating is our assessment of the lowest level of satisfactory performance. Some members continue to be adversely affected by the last recession and the slow economic recovery. The housing market, the primary factor negatively affecting member institutions, has experienced consistent signs of recovery in most regions beginning in mid 2012. As of September 30, 2013, 119 borrowers (16 percent of the total) had credit ratings of "5" through "7," a net decrease of 21 from the end of 2012 and a substantial decline from 2009-2011. These members had $5.3 billion of borrowing capacity at September 30, 2013. There was a net decrease of five members who had a "4" credit rating and a net increase of 17 members with credit ratings of "1," "2," or "3." We believe these trends indicate a general stabilization and improvement in the overall financial condition of our members, although the improvement to date has been most evident among members with already-acceptable "4" credit ratings.

Member Failures, Closures, and Receiverships. There were three member failures in 2013 through the date of this filing. All Advance exposure to these members was fully collateralized by assets held in our custody at the time of failure. These members had $54 million of Advances outstanding, all of which have since been repaid. We had no other outstanding exposure to these members.

Member Concentration. Borrower concentration increased substantially compared with levels over the last several years due to an increase in borrowings from one member, JPMorgan, over the prior 12 months. We believe the effect on credit risk exposure is minimal because of our application of normal credit risk mitigations, the most important of which is over-collateralization. In the remote possibility of failure of a member to whom we lent a large amount Advances, combined with the Federal Deposit Insurance Corporation's decision not to repay Advances, we would implement our member failure plan to liquidate collateral to recover losses from losing principal and interest on the Advances balances.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is moderate and declining, based on the same factors described in the 2012 Form 10-K. Charge-offs totaled $2.8 million in the first nine months of 2013 and $12.5 million program-to-date through September 30, 2013 in relation to $5.9 billion of conventional loans unpaid principal balance at September 30, 2013. In addition to the low program-to-date charge-offs, we believe based on our financial analysis that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	September 30, 2013	December 31, 2012
< 620	—%	—%
620 to < 660	3	3
660 to < 700	9	9
700 to < 740	18	18
>= 740	70	70

Weighted Average	757	757

(1)	Represents the FICO® score at origination.

There was little change in the distribution of FICO® scores at origination in the first nine months of 2013 compared with 2012. We believe the distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At September 30, 2013, 70 percent of the portfolio had scores at an excellent level of 740 or above and 88 percent had scores above 700 which is a threshold generally considered indicative of homeowners' with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	September 30, 2013	December 31, 2012	Loan-to-Value	September 30, 2013	December 31, 2012
<= 60%	19%	20%	<= 60%	34%	27%
> 60% to 70%	17	18	> 60% to 70%	28	20
> 70% to 80%	53	52	> 70% to 80%	24	29
> 80% to 90%	7	6	> 80% to 90%	9	14
> 90%	4	4	> 90% to 100%	3	5
			> 100%	2	5
Weighted Average	71%	70%	Weighted Average	64%	69%

Overall loan-to-value ratios continue to show positive trends as the overall housing market continues to display strong signs of sustained recovery. At September 30, 2013, 14 percent of loans were estimated to have current loan-to-value ratios above 80 percent, up from 11 percent at origination which indicates that some housing regions are still recovering. However, we estimate the portfolio on aggregate to have a weighted average loan-to-value ratio of 64 percent, which is seven percent lower than what was estimated at origination and five percent lower than at December 31, 2012. We believe the overall trend is consistent with an acceptable credit quality of the portfolio, in light of the significant deterioration in national average housing prices in recent years.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. The Lender Risk Account is one way we mitigate our exposure to credit losses. The Account is a purchase-price holdback that PFIs may receive back from us, starting after five years from the loan purchase date, for managing credit risk to pre-defined acceptable levels of exposure on loan pools they sell to us. The amount of loss claims against the Lender Risk Account in the first nine months of 2013 was approximately $4 million. The Account had balances of $112 million and $103 million at September 30, 2013 and December 31, 2012, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2013	December 31, 2012
Early stage delinquencies - unpaid principal balance (1)	$59	$64
Serious delinquencies - unpaid principal balance (2)	62	76
Early stage delinquency rate (3)	1.0%	1.0%
Serious delinquency rate (4)	1.1	1.2
National average serious delinquency rate (5)	2.8	3.7

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2013 rate is based on June 30, 2013 data.

The MPP has experienced a moderate amount of delinquencies and foreclosures. These rates continued to be well below national averages and we expect this to continue to be the case. We believe that these data, both early and serious delinquency levels, indicate an improving trend in housing market conditions. We continue to closely monitor these data to evaluate the sustainability of the trend.

We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At September 30, 2013, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $111 million of conventional principal balances with current estimated loan-to-values above 100 percent, only $10 million (nine percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods.

(In millions)	September 30, 2013	December 31, 2012
Estimated incurred credit losses, before credit enhancements	$(32)	$(56)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	4	5
Supplemental mortgage insurance	17	25
Lender Risk Account	4	8
Allowance for credit losses, after credit enhancements	$(7)	$(18)

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

The reduction in the allowance for credit losses at September 30, 2013 compared to the end of 2012 was driven primarily by improvements in the housing market as reflected by an estimated eight percent growth in national home prices in the first nine months of 2013 and an improving trend of delinquencies. We cannot predict the future course of factors that determine incurred credit losses, including home prices, macro-economic conditions such as unemployment rates, estimated loss severities, the health of mortgage insurance providers, and regulatory or accounting guidance.

In addition to the allowance for credit losses recorded, we regularly analyze, using recognized third-party credit and prepayment models, potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates, we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, for an additional 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $29 million, which would decrease annual ROE by approximately only 0.08 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the PMI providers.

SMI
Another credit enhancement feature is SMI purchased from Genworth and MGIC. Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. However, at September 30, 2013 we had $2.5 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time.

In a scenario in which home prices do not change and both providers fail to pay their insurance coverage on defaulting loans (with an assumption that we would obtain a 50 percent recovery rate), we estimate at September 30, 2013 our exposure to the providers over the life of the MPP loans was $9 million. In an adverse scenario in which home prices decline an additional 20 percent over the next two years and both providers fail to pay claims (with the same recovery assumption), we estimate exposure to be approximately $19 million.

Based on our most-recent analysis including consulting with a third-party rating agency, we believe it is likely each provider will fulfill its contractual insurance obligations. However, because of the uncertainty of this assessment we concluded, as of September 30, 2013, that payments on a portion of our SMI coverage may not be probable and have incorporated an estimate of such in our loan loss reserve. We estimate that $0.7 million of payments are not probable at September 30, 2013. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined in the last year.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resell agreements, the ratings shown are based on ratings on the associated collateral.

(In millions)	September 30, 2013
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$755	$1,625	$2,380
Certificates of deposit	—	1,400	435	1,835
Total unsecured liquidity investments	—	2,155	2,060	4,215
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	3,050	—	3,050
Government-sponsored enterprises (1)	—	28	—	28
Total guaranteed/secured liquidity investments	—	3,078	—	3,078
Total liquidity investments	$—	$5,233	$2,060	$7,293

	December 31, 2012
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,640	$1,710	$3,350
Total unsecured liquidity investments	—	1,640	1,710	3,350
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	3,800	—	3,800
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	3,826	—	3,826
Total liquidity investments	$—	$5,466	$1,710	$7,176

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

We actively monitor our credit exposure and the credit quality of all of our counterparties. This includes ongoing assessments of each counterparty's financial condition, performance, and capital adequacy, sovereign support, the market's current perceptions of the counterparty's market presence and activities, and general macro-economic, political, and market conditions. We believe all of the liquidity investments were purchased from counterparties that have a strong ability to repay principal and interest. We currently limit such investments to counterparties with credit ratings at time of purchase of single-A or above, and we restrict maturities, reduce dollar exposure, and avoid new investments with counterparties we deem to represent elevated credit risk.

At September 30, 2013 and December 31, 2012, a portion of liquidity investments were purchased from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us. Related to the federal government's recent issues with the debt ceiling, we view the potential pledge of U.S. Treasury collateral for resale agreements as a low residual risk, in part because we maintain a two percent collateral haircut on such collateral.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	September 30, 2013
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$575	$220	$795
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	575	870	1,445
Netherlands	AAA	755	—	755
Norway	AAA	—	485	485
United Kingdom	AA+	—	485	485
Australia	AAA	250	—	250
Total U.S. branches and agency offices of foreign commercial banks		1,580	1,840	3,420
Total unsecured investment credit exposure		$2,155	$2,060	$4,215

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	September 30, 2013
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$220	$—	$575	$795
U.S. branches and agency offices of foreign commercial banks:
Canada	485	575	385	1,445
Netherlands	755	—	—	755
Norway	485	—	—	485
United Kingdom	485	—	—	485
Australia	—	—	250	250
Total U.S. branches and agency offices of foreign commercial banks	2,210	575	635	3,420
Total unsecured investment credit exposure	$2,430	$575	$1,210	$4,215

At September 30, 2013, all of the $4.2 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving either triple-A or double-A long-term sovereign ratings. Furthermore, the majority of unsecured lending is restricted to overnight maturities, which further limits the risks to these counterparties. By Finance Agency Regulations, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

We believe we face minimal exposure in our unsecured investments to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt, especially to those countries currently experiencing financial distress, and we are aggressive in limiting exposure to such counterparties. The exposure to non-U.S. countries at September 30, 2013 was comprised of lending to seven institutions.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
Historically, almost all of our mortgage-backed securities have been residential GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees; we believe the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We may also invest in mortgage-backed securities issued and guaranteed by the National Credit Union Administration. These investments totaled $1.3 billion at September 30, 2013. These securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuer's guarantee and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The FHLBank held no private-label mortgage-backed securities at September 30, 2013.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at September 30, 2013. Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout the first nine months of 2013, totaling $4 million. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change; however, contractual collateral provisions in these derivatives limit our exposure to acceptable levels.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	611	3	—	3
A	3,440	—	—	—
Baa/BBB	4,346	—	—	—
Member institutions (2)	71	1	—	1
Total	$8,468	$4	$—	$4

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)
September 30, 2013				December 31, 2012
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Morgan Stanley Capital Services	Baa/BBB	$3,564	$—	BNP Paribas	A	$2,181	$—
Royal Bank of Scotland PLC	A	1,182	—	Citigroup Financial Products Inc.	Baa/BBB	1,542	—
All others (11 counterparties)	Baa/BBB to Aa/AA	3,602	3	Wells Fargo Bank, N.A.	Aa/AA	1,365	4
Total		$8,348	$3	Royal Bank of Scotland PLC	A	1,324	—
				All others (10 counterparties)	Baa/BBB to Aa/AA	5,624	2
				Total		$12,036	$6

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we do not believe that any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. Related to the federal government's recent issues with the debt ceiling, at September 30, 2013, and generally as a practice, we did not have any U.S. Treasury securities pledged as collateral for derivatives transactions. However, all of our active derivatives counterparties have the ability to pledge Treasury securities. We employ a minimum of a two percent Treasury securities collateral haircut and view the potential pledge of such collateral as a low residual risk.

As of September 30, 2013, we had $0.2 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan, which also had outstanding credit services with us totaling $42.7 billion. Due to the amount of market value collateralization, we had no outstanding derivatives credit exposure to this counterparty.

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

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is from cost effective access to the capital markets through participation in the issuance of FHLBank System debt securities (Consolidated Obligations) and through execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first nine months of 2013, our participations in the System's debt issuances totaled $124.1 billion for Discount Notes and $26.7 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first three quarters of 2013 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. There were minimal, if any, stresses on our liquidity from the uncertainty surrounding the federal government's recent issues with the debt ceiling and risk of Treasury default (prior to resolution). Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both by meeting the contingency liquidity requirement and because we were able to adequately access the capital markets to issue Obligations. In addition, Finance Agency guidance requires us to target at least 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. In practice, we normally hold over 20 days of positive liquidity. The amount of liquidity per the Finance Agency guidance and our internal operational liquidity measures was generally in the range of $8 billion to $15 billion during the first nine months of 2013. We increased liquidity beginning in late September as an abundance of caution with the government's issues referenced above. We held 44 days of positive liquidity on September 30, 2013 and 51 days on October 16, 2013, both above normal levels.

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

Contingency Liquidity Requirement (in millions)	September 30, 2013	December 31, 2012
Total Contingency Liquidity Reserves (1)	$22,816	$23,199
Total Requirement (2)	(9,259)	(10,942)
Excess Contingency Liquidity Available	$13,557	$12,257

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

Deposit Reserve Requirement (in millions)	September 30, 2013	December 31, 2012
Total Eligible Deposit Reserves	$67,120	$54,943
Total Member Deposits	(884)	(1,158)
Excess Deposit Reserves	$66,236	$53,785

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2013. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2012. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$36,539	$5,546	$6,196	$7,847	$56,128
Operating leases (include premises and equipment)	1	1	2	7	11
Mandatorily redeemable capital stock	3	117	1	—	121
Commitments to fund mortgage loans	71	—	—	—	71
Pension and other postretirement benefit obligations	3	6	4	17	30
Total Contractual Obligations	$36,617	$5,670	$6,203	$7,871	$56,361

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at September 30, 2013. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2012, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$13,157	$87	$34	$54	$13,332
Standby bond purchase agreements	—	289	—	—	289
Consolidated Obligations traded, not yet settled	18	—	100	180	298
Total off-balance sheet items	$13,175	$376	$134	$234	$13,919

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first nine months of 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2013, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that as of September 30, 2013, the FHLBank maintained effective disclosure controls and procedures to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2013, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

Information relating to this Item is set forth under the caption “Business Outlook and Risk Management” in Part I, Item 2, of this filing.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of November 2013.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer (principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Executive Vice President - Chief Operating Officer (principal financial officer)

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.