Form 10-K
period 2013-12-31
Federal Home Loan Bank of Cincinnati
filed 2014-03-20
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
600 Atrium Two, P.O. Box 598,
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
☐ Yes   ☒ No

As of February 28, 2014, the registrant had 43,213,531 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop, secure and support technology and information systems that effectively manage the risks we face;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

Item 1.	Business.

COMPANY INFORMATION

Organizational Structure

The FHLBank is a regional wholesale bank that provides financial products and services to our member financial institutions. We are one of 12 District Banks in the FHLBank System; our region, known as the Fifth District, comprises Kentucky, Ohio and Tennessee. The U.S. Congress chartered the FHLBank System in the Federal Home Loan Bank Act of 1932 (the FHLBank Act) to improve liquidity in the U.S. housing market. Each District Bank is a GSE of the United States of America and operates as a separate entity with its own stockholders, employees, and Board of Directors. A GSE combines private sector ownership with public sector sponsorship. The FHLBanks are not government agencies and are exempt from federal, state, and local taxation (except real property taxes). The U.S. government does not guarantee, directly or indirectly, the debt securities or other obligations of the FHLBank System.

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

The number of our members has been relatively stable in the last 10 years, ranging between 720 and 760. At December 31, 2013, we had 727 members, 199 full-time employees, and 1 part-time employee. Our employees are not represented by a collective bargaining unit.

Mission and Corporate Objectives

The FHLBank's mission is to provide financial intermediation between our member stockholders and the capital markets in order to facilitate and expand the availability of financing and flow of credit for housing and community lending throughout the Fifth District.

We achieve our mission through the cooperative business model. We raise private-sector capital from member stockholders and issue high-quality debt in the capital markets (along with other FHLBanks) in order to provide services to members and a competitive return on their capital investment in the FHLBank through quarterly dividend payments. Our primary services include a reliable, readily available, low-cost source of funds called Advances and purchases of mortgage loans sold by our qualifying members. Our public sector sponsorship allows us to fulfill our mission of providing affordable housing programs and activities to support members in their efforts to assist low- and moderate- income households and their local communities.

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

To achieve these objectives, we strive to maintain a risk profile that will ensure we operate safely and soundly, to promote prudent growth in Mission Asset Activity, to consistently generate competitive earnings, and to protect the par value of members' capital stock investment. We believe our business is financially sound and adequately capitalized on a risk-adjusted basis.

We practice this conservative risk philosophy in many ways:

▪	We believe we operate with moderate market risk and limited residual credit risk, liquidity risk, operational risks, and capital impairment risk.

▪	We have a priority to ensure competitive and relatively stable profitability.

▪	We make conservative investment choices in terms of the types of investments we purchase and counterparties with which we engage.

▪	We use derivatives to hedge individual assets and liabilities, not for macro balance sheet hedging.

▪	We normally operate with less financial leverage than regulation permits.

▪	We are judicious in instituting regular, large-scale, district-wide repurchases of excess stock.

▪	We have significantly increased retained earnings in recent years and hold an amount that we assess is consistent with achieving the first corporate objective listed above.

▪	We create a working and operating environment that emphasizes a stable employee base.

Member stockholders derive value from two sources: the competitive prices, terms, and characteristics of our products; and a competitive dividend return on their capital investment. We strike a balance between offering more attractively priced products, which tend to lower dividend payments, and paying attractive dividends.

Because of our cooperative wholesale business model, we tend to price Advances and purchased mortgage loans at relatively narrow spreads over our funding and hedging costs compared to other financial institutions. We believe members' investment in our capital stock is comparable to investing in high-grade short-term, or adjustable-rate, money market instruments or in adjustable-rate preferred equity instruments. Therefore, we structure our balance sheet risk exposures so that earnings tend to move in the same direction as changes in short-term market rates, which provides member stockholders a degree of predictability on their dividend returns. One measure of this success in paying competitive dividends is that relatively few member stockholders have historically chosen, absent mergers and consolidations, to withdraw from membership or to request redemption of their stock held in excess of minimum requirements.

Our conservative risk management principles and having a long-term performance orientation that balance the two sources of membership value are motivated by the FHLBank's cooperative business model in which stockholders and customers are the same entities.

Business Activities

Our principal activity is offering readily available, competitively priced and fully collateralized Advances to members. Advances and the issuance of collateralized Letters of Credit constitute “Credit Services” business. As a secondary business line, we purchase qualifying residential mortgages through the Mortgage Purchase Program (MPP) and hold them as portfolio investments. This program offers members a competitive alternative to the traditional secondary mortgage market. Together, these product offerings constitute our “Mission Asset Activity.”

In addition, through various Housing and Community Investment programs, we assist members in serving very low-, low-, and moderate-income households and community economic development. These programs provide Advances at below-market rates of interest, as well as direct grants and subsidies, and can help members satisfy their regulatory requirements under the Community Reinvestment Act.

To a more limited extent, we also offer members various correspondent services that assist them in the administration of their operations.

To help us achieve our mission and corporate objectives, we invest in highly-rated debt instruments of financial institutions and the U.S. government and in mortgage-related securities. In practice, these investments normally include shorter-term liquidity instruments and longer-term mortgage-backed securities, as permitted by Finance Agency Regulation. Investments furnish liquidity, help us manage market risk exposure, enhance earnings, and (through the purchase of mortgage-related securities) support the housing market.

Our primary source of funding and liquidity is through participation in the issuance of the FHLBank System's unsecured debt securities - Consolidated Obligations - in the capital markets. Secondary sources of funding are capital and deposits we accept from our members. Obligations are the joint and several obligations of all 12 FHLBanks, backed only by the financial resources of these institutions. A critical component of the success of the System's operations is its ability to maintain a comparative advantage in funding, which is due largely to its GSE status. We regularly issue Obligations under a wide range of maturities, structures, and amounts, and at relatively favorable spreads to benchmark market interest rates (represented by U.S. Treasury securities and the London InterBank Offered Rate (LIBOR)) compared with many other financial institutions. We also execute derivative transactions to help hedge market risk exposure. These capabilities enable us to offer members a wide range of Mission Asset Activity and enable members to access the capital markets, through their activities with the FHLBank, in ways that may not be available to them without our services.

Ratings of Nationally Recognized Statistical Rating Organizations

The System's comparative advantage in funding is acknowledged in its excellent credit ratings from nationally recognized statistical rating organizations (NRSROs). Moody's Investors Service (Moody's) currently assign, and historically has assigned, the System's Obligations the highest ratings available: long-term debt is rated Aaa and short-term debt is rated P-1. It also assigns a Prime-1 short-term bond rating on each FHLBank. It affirmed these ratings in 2013 and updated the outlooks to stable from negative. In June 2013, Standard & Poor's affirmed its issuer credit ratings on each FHLBank and its AA+ ratings on the System's senior debt, and raised the outlooks to stable. The actions of both rating agencies were prompted by similar actions regarding the U.S. sovereign rating. The lower-than AAA debt ratings from Standard & Poor's, which first occurred in 2011, have not resulted in any discernible impact on our debt issuance capabilities.

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

A credit rating is not a recommendation to buy, sell or hold securities. A rating organization may revise or withdraw its ratings at any time, and each rating should be evaluated independently of any other rating. We cannot predict what future actions, if any, a rating organization may take regarding the System's and our ratings. The System's debt is neither the obligation of, nor is it guaranteed by, the United States government.

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

Regulatory Oversight

The Finance Agency is headed by a director (the Director) who has authority to promulgate Agency regulations and to make other Agency decisions. The Finance Agency is charged with ensuring that each FHLBank carries out its housing and community development finance mission, remains adequately capitalized, operates in a safe and sound manner, and complies with Finance Agency Regulations.

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

Traditional Member Finance

Credit Services
Advances. Advances provide members competitively priced sources of funding to manage their asset/liability and liquidity needs. Advances can both complement and be alternatives to retail deposits, other wholesale funding sources, and corporate debt issuance. We strive to facilitate efficient, fast, and continual member access to funds. In most cases members can access funds on a same-day basis.

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

We also offer various other Advance programs that have smaller outstanding balances.

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

The primary way we manage credit risk on Advances is to require each member to supply us with a security interest in eligible collateral with an estimated value in excess of total Advances and Letters of Credit. Collateral is comprised mostly of single-family loans, home equity lines, multi-family loans and bond securities. We believe that the combination of conservative collateral policies and risk-based credit underwriting activities effectively mitigate all credit risk associated with Advances. We have never experienced a credit loss on Advances, nor have we ever determined it necessary to establish a loss reserve. Item 7's “Quantitative and Qualitative Disclosures About Risk Management” and Notes 8 and 10 of the Notes to Financial Statements have more detail on our credit risk management of member borrowings.

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

The Affordable Housing Program provides funding for the development of affordable housing. The Program consists of a competitive program and a homeownership set-aside program, called the Welcome Home Program. Under the competitive program, we distribute funds in the form of either grants or below-market rate Advances to members that apply and successfully compete in an annual offering. Under the Welcome Home Program, funds are normally available beginning in March until they have been fully committed. For both programs, the income of qualifying individuals or households must be 80 percent or less of the area median income. Up to 35 percent of the Affordable Housing accrual is set aside for the Welcome Home Program and the remainder allocated to the competitive program.

Our Board of Directors also may allocate funds to voluntary housing programs, which it reviews annually. In January 2013, the Board re-authorized an additional $1.0 million for the Carol M. Peterson Housing Fund. The Carol M. Peterson Housing Fund resources are primarily used as grants to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners. In 2012, the Board of Directors also established the Disaster Reconstruction Program, a $5 million voluntary housing program that provides grants for purchase or rehabilitation of a home to Fifth District residents that have suffered loss or damage to their primary residence as a result of a state or federally declared disaster.

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

Investments
Types of Investments. We hold both liquidity investments, most of which normally have short-term maturities, and longer-term investments. Permissible liquidity investments include overnight and term Federal funds, certificates of deposit, bank notes, bankers' acceptances, commercial paper, securities purchased under agreements to resell, and debt securities issued by the U.S. government or its agencies. The first five categories represent unsecured lending to private counterparties. We also may place deposits with the Federal Reserve Bank. We are prohibited by Finance Agency Regulation from investing (secured or unsecured) in financial investments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks.

We are also permitted by regulation to purchase the following other investments, most of which have longer-term original maturities than liquidity investments:

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

We have never purchased any asset-backed security and currently do not own any privately-issued mortgage-backed securities. Per Finance Agency Regulations, the total investment in mortgage-backed securities and asset-backed securities may not exceed, on a book value basis, 300 percent of previous month-end regulatory capital on the day we purchase the securities. (See the “Capital Resources” section below for the definition of regulatory capital.)

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

Market risk associated with short-term investments tends to be moderate because of their short maturities and because we typically fund them with similar duration short-term Consolidated Obligations. We mitigate the market risk of mortgage-backed securities, which exists primarily from changes in mortgage prepayment speeds, by limiting their balances to 300 percent of regulatory capital, by issuing and dynamically rebalancing a portfolio of long-term unswapped fixed-rate callable and noncallable Consolidated Bonds, and by managing the market risk exposure of the entire balance sheet within prudent market risk policy limits.

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

Mortgage Purchase Program (MPP or Mortgage Loans Held for Portfolio)

Description of the MPP
Types of Loans and Benefits. Finance Agency Regulations permit the FHLBanks to purchase and hold specified mortgage loans from their members. We offer the MPP, which directly supports our public policy mission of supporting housing finance. We account for MPP loans as mortgage loans held for portfolio. By selling mortgage loans to us, members can increase their balance sheet liquidity and reduce their interest rate and mortgage prepayment risks. The MPP enables small- and medium-sized community-based financial institutions to use their existing relationship with us to participate more effectively in the secondary mortgage market. Finally, the MPP enhances our long-term profitability on a risk-adjusted basis, which augments the return on member stockholders' capital investment.

Under the MPP, we purchase two types of loans: qualifying conforming fixed-rate conventional 1-4 family residential loans and residential mortgages fully insured by the Federal Housing Administration (FHA). Members approved to sell us loans are referred to as Participating Financial Institutions (PFIs). Although regulations permit us to purchase qualifying mortgage loans originated within any state or territory of the United States, beginning several years ago we no longer purchase loans originated in New York, Massachusetts, Maine, Rhode Island or New Jersey due to features of those states' Anti-Predatory Lending laws that are less restrictive than we prefer.

A “conventional” mortgage refers to a non-government-guaranteed mortgage. A “conforming” mortgage refers to the maximum amount permissible to be lent as a regular prime (i.e., non-jumbo, non-subprime) mortgage. For 2014, the Finance Agency established that limit at $417,000, the same as 2006-2013, with loans originated in a limited number of high-cost cities and counties receiving higher conforming limits. We do not purchase conforming mortgages subject to these higher amounts.

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

Credit risk exposure is mitigated for conventional loans through underwriting and pool composition requirements and by applying layered credit enhancements. These enhancements, which apply after a homeowner's equity is exhausted, include (in order of priority) primary mortgage insurance (when applicable), the Lender Risk Account (discussed below), and for loans acquired before February 2011, Supplemental Mortgage Insurance (when applicable) that the PFI purchased from one of our approved third-party providers naming us as the beneficiary. Beginning in February 2011, we discontinued use of Supplemental Mortgage Insurance for new loan purchases and replaced it with expanded use of the Lender Risk Account and aggregation of loan purchases into larger pools to provide diversification in credit risk exposure. These credit enhancements are designed to adequately protect the FHLBank against credit losses in scenarios of severe downward movements in housing prices and unfavorable changes in other factors that can affect loan delinquencies and defaults.

The Lender Risk Account is a key component of how we manage residual credit risk. It is a holdback of a portion of the initial purchase price. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to pre-defined acceptable levels of exposure on the loan pools they sell to us. Actual loan losses are deducted from the amount of the purchase-price holdback we return to the PFI. The Lender Risk Account provides PFIs with a strong incentive to sell us high quality performing mortgage loans.

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

Bonds may have fixed or adjustable (i.e., variable) rates of interest. Fixed-rate Bonds are either noncallable or callable. A callable Bond is one that we are able to redeem in whole or in part at our discretion on one or more predetermined call dates according to the Bond's offering notice. The maturity of Bonds typically ranges from one year to 20 years. Generally, our adjustable-rate Bonds use LIBOR for interest rate resets. In the last five years, we have not participated in the issuance of range Bonds, zero coupon Bonds, or indexed principal redemption Bonds.

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

GAAP capital excludes mandatorily redeemable capital stock, while regulatory capital includes it. Mandatorily redeemable capital stock is accounted for as a liability on our Statements of Condition and related dividend payments are accounted for as interest expense. The classification of some capital stock as a liability has no effect on our safety and soundness, liquidity position, market risk exposure, or ability to meet interest payments on our participation in Obligations. Mandatorily redeemable capital stock is fully available to absorb losses until the stock is redeemed or repurchased. See Note 15 of the Notes to Financial Statements for more discussion of mandatorily redeemable capital stock.

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

If our FHLBank is liquidated and after payment in full to our creditors, stockholders would be entitled to receive the par value of their capital stock. In addition, each stockholder would be entitled to any retained earnings in an amount proportional to the stockholder's share of the total shares of capital stock. In the event of a merger or consolidation of the FHLBank, the Board of Directors shall determine the rights and preferences of the FHLBank's stockholders, subject to any terms and conditions imposed by the Finance Agency.

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

Our Retained Earnings and Dividends Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. The minimum retained earnings requirement is currently $375 million, based on mitigating all of our combined risks under stress scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings in the last several years than required by the Policy. At the end of 2013, our retained earnings totaled $621 million. We believe the current amount of retained earnings is sufficient to protect our capital stock against impairment risk and to provide dividend stability when it may be needed.

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

RISK MANAGEMENT

Our FHLBank faces various risks that could affect the ability to achieve our mission and corporate objectives. We generally categorize risks into 1) business/strategic risk, 2) regulatory/legislative risk), 3) market risk (also referred to as interest rate or prepayment risk), 4) capital adequacy, 5) credit risk, 6) funding/liquidity risk, 7) accounting risk, and 8) operational risk. Our Board of Directors establishes objectives regarding risk philosophy, risk appetite, risk tolerances, and financial performance expectations. We have numerous Board-adopted policies and processes that address risk management. These policies establish risk tolerances, limits, and guidelines, must comply with Finance Agency Regulations, and are designed to achieve continual safe and sound operations and promote achievement of our other corporate objectives. The Board delegates day-to-day responsibility for managing and controlling most of these risks to senior management. Our cooperative business model, corporate objectives, capital structure, and regulatory oversight provide us clear incentives to minimize risk exposures to the extent possible. Risk management practices are infused throughout all of our business activities.

Our policies and operating practices are designed to limit risk exposures from ongoing operations in the following broad ways:

▪	by anticipating potential business risks and developing appropriate responses;

▪	by defining permissible lines of business;

▪	by limiting the kinds of assets we are permitted to hold in terms of their credit risk exposure and the kinds of hedging and financing arrangements we are permitted to use;

▪	by limiting the amount of market risk and capital risk to which we are permitted to be exposed;

▪	by specifying very conservative tolerances for credit risk posed by Advances;

▪	by specifying capital adequacy minimums; and

▪	by requiring strict adherence to internal controls and operating procedures, adequate insurance coverage, and comprehensive Human Resources policies, procedures, and strategies.

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

For debt issuance, the FHLBank System competes with issuers in the national and global debt markets, including most importantly the U.S. government and other GSEs. Competitive factors include, but are not limited to, interest rates offered; the amount of debt offered; the market's perception of the credit quality of the issuing institutions and the liquidity of the debt; the types of debt structures offered; investor demand and preferences for our debt structures; and the effectiveness of debt marketing activities.

TAX STATUS

We are exempt from all federal, state, and local taxation other than real property taxes. However, any cash dividends we issue are taxable to members and do not benefit from the corporate dividends received exclusion. Notes 1 and 14 of the Notes to Financial Statements have additional details regarding the assessment for the Affordable Housing Program.

Item 1A.    Risk Factors.

The following are the most important risks we currently face. The realization of one or more of the risks could negatively affect our results of operations, financial condition and, at the extreme, the viability of our business franchise. The effects could include reductions in Mission Asset Activity, lower earnings and dividends, and, at the extreme, impairment of our capital or an inability to participate in issuances of Consolidated Obligations. The risks identified below are not the only risks we face. Other risks not presently known or which we currently deem immaterial may also impact our business. Additionally, the risks identified may adversely affect our business in ways we do not expect or anticipate.

An economic downturn could reduce Mission Asset Activity and profitability.

Member demand for Mission Asset Activity depends in large part on the general health of the economy and business conditions. Because our business tends to be cyclical, a recessionary economy, or an economy characterized by stagflation, normally lowers the amount of Mission Asset Activity, can decrease profitability and can cause stockholders to request redemption of a portion of their capital or request withdrawal from membership (both referred to here as “request withdrawal of capital”). These unfavorable effects are more likely to occur and be more severe if a weak economy is accompanied by significant changes in interest rates, stresses in the housing market, elevated competitive forces, or actual or potential changes in the legislative and regulatory environment.

After the financial crisis and recession of 2008-2009, the economy has grown at a slow pace, member loan demand has been modest, and members have been less willing to extend credit than is normal for an economic recovery which has been reflected in part by tighter underwriting standards. These economic conditions, combined with a substantial amount of deposit based liquidity being provided to financial institutions through the monetary actions of the Federal Reserve, uncertainties and stresses with federal fiscal policies and a more onerous regulatory environment for our members, have resulted, we believe, in reductions or modest growth in usage of Advances by many of our members.

Acceleration of these conditions or another recession could further decrease the broad-usage of Mission Asset Activity or sharply lower Advance balances which could in turn reduce profitability. In addition, as discussed in another risk factor, an extremely severe economic downturn, especially if combined with significant disruptions in housing or mortgage markets or other adverse external events, could result in additional and substantial credit losses in the MPP and, at the extreme, credit losses on other assets.

The intensely competitive environment for our products could adversely affect our primary business activities, including decreasing the level and utilization rates of Mission Asset Activity, earnings, and capitalization.

We operate in a highly competitive environment for our Mission Asset Activity. Increased competition can decrease the amount of Mission Asset Activity and narrow net spreads on that activity, both of which can result in lower profitability and cause stockholders to request withdrawal of capital. Historically, our chief competition has been from other wholesale lenders and debt issuers, including other GSEs. A substantial source of competition in the last six years has come from the federal government's actions to stimulate the economy, especially the actions of the Federal Reserve System through its policies of quantitative easing and maintaining extremely low nominal and real interest rates. Among other effects, these actions have significantly expanded liquidity and excess reserves available to many members. We cannot predict how long these negative effects will continue or what the effects of further government stimulus policies might be. We expect overall, broad-based growth in Advance demand will remain modest until the government reduces these initiatives by tightening monetary policy and winding down its purchases of U.S. Treasury and mortgage-backed securities. Even if these events take place, we cannot assure you the pace or strength of the renewed Advance demand that we would expect would occur.

In addition, the FHLBank System competes for funds with the U.S. Treasury, Fannie Mae, Freddie Mac, other GSEs, corporate, state, and sovereign entities (among others) through the System's issuance of debt in the national and global debt markets. Increases in the supply and types of competing debt products could adversely affect the System's ability to access funding or increase the cost of issuance of Consolidated Obligations. Either of these effects could in turn adversely affect our financial conditions and results of operations and the value of FHLBank membership.

Potential GSE reform considered by the U.S. government could unfavorably affect our business model, financial condition, and results of operations.

The FHLBank System's regulator, the Finance Agency, also regulates Fannie Mae and Freddie Mac. While there is consensus that a permanent financial and political solution for Fannie Mae and Freddie Mac should be implemented (which could include maintaining the current structure), no consensus has evolved around any of the various legislative options proposed to date. However, some policy proposals have included provisions--such as limitations on Advances and portfolio investments, development of a covered bond market, and restrictions on GSE mortgage finance--that could threaten the FHLBanks' long-standing business model.

Because all the GSEs share a common regulator and general housing mission, the FHLBanks could be subject to adverse legislation regarding the ultimate disposition of Fannie Mae and Freddie Mac. There are significant differences between the FHLBank System and Fannie Mae and Freddie Mac, including the System's focus on lending as opposed to guaranteeing mortgages and our distinctive cooperative business model. However, future legislation could inadequately account for these differences, which could imperil the ability of the FHLBanks to continue operating effectively within their current business model or could change the System's business model.

At this time, we are unable to predict if GSE reform will be enacted and, if it is, what the effects would be on the FHLBank System's business model or our financial condition and results of operations, or whether the effects will be positive or negative.

We face a continued heightened regulatory and legislative environment, which could increase unfavorable effects on our business model, financial condition, and results of operations.

In addition to potential GSE reform, the legislative and regulatory environment in which the FHLBank System operates continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008 (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). There have been numerous new regulations promulgated in the last several years and more are in the process of being promulgated for the FHLBank System. Current and future legislative and regulatory actions could significantly affect us. The summary discussion below is not all inclusive but represents what we believe are the most important newer regulations that we are addressing and monitoring.

The legislative and regulatory actions have raised our operating costs and imparted added uncertainty regarding the business model under which the FHLBanks may operate in the future. We are unable at this time to predict what ultimate effects the heightened regulatory environment will have on the FHLBank System's business model or on our financial condition and results of operations.

Core Mission Asset Activity. There has been a renewed regulatory focus on the FHLBanks' core mission activity of utilizing their GSE status to provide funding and liquidity in support of the housing markets. This focus is manifested in several regulatory initiatives, in revamped examination processes, and in an evolving Finance Agency requirement for each FHLBank to develop and include in its 2014 strategic business plan, target minimum benchmark levels for identified core mission activities and actions to achieve and maintain such levels. In response to this focus, we included in our 2014 Strategic Business Plan benchmarks for percentages of core mission asset activity. While we generally support this renewed focus on our primary business activities, we are concerned that the regulatory focus in this area could require us to make changes to our operations, such as lowering the amount of liquidity we maintain or changing the pricing of our mission asset activity, that could adversely affect our financial condition, results of operations, or risk exposures. We are unable at this time to determine if such a requirement will ultimately result in any significant changes to our business model, products or services, financial condition, or results of operations.

Supervision and Regulation of Nonbank Financial Companies. In April 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve Board, which would subject such companies to certain heightened prudential standards. The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether a nonbank financial company is subject to oversight by a primary financial regulatory agency (for the FHLBank, the Finance Agency). We would be designated a nonbank financial company pursuant to a separate rule that has been proposed by the Federal Reserve. If we are designated by the Oversight Council for supervision by the Federal Reserve and subject to additional prudential standards, our operations and business could be adversely impacted by the resulting additional regulatory costs and potential restrictions on our business activities.

Dodd-Frank Act. Along with the other FHLBanks, we continue to monitor rulemaking under the Dodd-Frank Act. Although many of the Dodd-Frank Act's requirements have not yet received final promulgations, we continue to implement the processes and documentation necessary to comply with the law as we currently understand it.

Under the Dodd-Frank Act, the FHLBanks are subject to additional statutory and regulatory requirements for derivatives transactions and reporting. As a result of these requirements, beginning in June 2013, certain interest rate swap transactions were required to begin to be cleared through a third-party central clearinghouse and transacted either directly through a registered swap dealer or through swap execution facilities. Cleared derivatives require initial and variation margin, among other requirements, some of which are still being promulgated.

In 2013, we completed development of the capacity to clear derivatives according to these requirements. However, we have chosen not to actively clear derivatives because we are concerned that the current uncertainties with the regulations and processes have increased the credit and legal risks and uncertainties of clearing to which we are exposed. Until the various regulatory agencies complete the process of adopting regulations related to the Dodd-Frank Act and we are able, within the regulatory framework, to resolve the uncertainties and adequately mitigate the credit and legal risks, we expect to continue to be cautious in transacting derivatives that require clearing.

Guidance on Prudential Management and Operations Standards and Related Regulations. In June 2012, the Finance Agency issued a final rule regarding prudential standards for the management and operations of the FHLBanks. If the Finance Agency determines that the FHLBank has failed to meet one or more of the standards, the FHLBank may be required to file a corrective action plan with potential sanctions for noncompliance. In practice, the Finance Agency has issued, and we expect will continue to issue, a number of regulations and Advisory Bulletins codifying the Prudential Management and Operations Standards. These related regulations and Advisory Bulletins are requiring us to expend considerable resources, including some that require changes in our business process, to ensure compliance.

Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. In January 2014, the Finance Agency published a proposed rule, with comments due March 31, 2014, to relocate and consolidate existing regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac, and the FHLBanks. In addition, the proposed rule would make certain amendments or additions, including provisions to:

▪	revise existing risk management provisions to better align them with recent proposals of the Federal Reserve Board;

▪	require each entity to maintain a compliance program headed by a compliance officer;

▪	require each entity’s board to include committees specifically responsible for the risk management, audit, compensation, corporate governance;

▪	require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and governance issues that may arise, for which no federal law controls; and

▪	subject an entity's indemnification policies to review by the Finance Agency for safety and soundness.

Capital Stress Testing Rule. In September 2013, the Finance Agency issued a final rule that requires each FHLBank to assess the potential impact of certain sets of economic and financial conditions (including baseline, adverse and severely adverse scenarios) on its earnings, capital, and other related factors, over a nine-quarter forward horizon based on its balance sheet as of September 30 of the previous year. The rule specifies that the first stress test must be submitted by April 30, 2014. The rule provides that the Finance Agency will annually issue guidance on the scenarios and methodologies to be used in conducting the stress tests. Each FHLBank must publicly disclose the results of its adverse economic conditions stress test. We believe that our capital adequacy, including the amount of retained earnings, is sufficient to satisfy the stress tests based on the requirements of the final rule and additional guidance issued.

Impaired access to the capital markets for debt issuance could increase liquidity risk, decrease the amount of Mission Asset Activity, lower earnings by raising debt costs and, at the extreme, result in realization of liquidity risk preventing the System from meeting its financial obligations.

Our principal long-term source of funding, liquidity, and market risk management is through access to the capital markets for participation in the issuances of debt securities and execution of derivative transactions at prices and yields that are adequate to support our business model. Access to the capital markets on favorable terms is the fundamental source of the FHLBank System's business franchise. The System's strong debt ratings, the implicit U.S. government backing of our debt, and effective funding management are instrumental in ensuring satisfactory access to the capital markets. The ability to access the capital markets could be adversely affected by external events (such as general economic and financial instabilities, political instability, wars, and natural disasters) and by the System's joint and several liability for Consolidated Obligations, which exposes us to events at other FHLBanks. If access to capital markets were to be impaired for any extended period, the effect on our financial condition and results of operations could be material. At the extreme, the System's ability to achieve its mission and satisfy its financial obligations could be threatened.

Although the last several years have been characterized by ongoing issues with the federal government's fiscal condition, we have been able to maintain access to the capital markets for debt issuances on acceptable terms (including when the FHLBank System's debt was downgraded by Standard & Poor's). However, uncertainty remains regarding possible longer-term effects resulting from these events. Any future downgrades in the System's debt ratings or serious disruptions in the government's fiscal conditions could result in higher funding costs or disruptions in the System's ability to access capital markets for funding and collateral under certain derivative transactions. Although we believe the chance of a liquidity or funding crisis in the FHLBank System is currently remote, we can provide no assurance that this will remain true.

We are exposed to credit risk that, if realized, could materially affect our ability to pay members a competitive dividend.

We believe we have a minimal overall amount of residual credit risk exposure related to Credit Services, purchases of investments, and transactions in derivatives; and a moderate amount of credit risk exposure related to the MPP. However, we can make no assurances that credit losses will not materially affect our financial condition or results of operations. An extremely severe and prolonged economic downturn, especially if combined with continued significant disruptions in housing or mortgage markets, could result in credit losses on our assets that could impair our financial condition or results of operations.

The FHLBank is a collateral-based asset lender for Advances and Letters of Credit. Although Advances are over-collateralized and we have a perfected first lien position on all pledged loan collateral, most members are on a blanket lien status for Advances which, because it does not require specific loan collateral to be delivered, imparts a degree of uncertainty as to what types of loans members have pledged to collateralize their Advances and what their market values are.

Although to date credit losses in the MPP have been moderate, they could increase under adverse economic scenarios involving significant reductions in home prices and sustained elevated levels of unemployment and other factors that influence delinquencies and defaults.

Some of our liquidity investments are unsecured, as are all of the uncollateralized portions of interest rate swaps. We make unsecured liquidity investments in and transact derivatives with highly rated, investment-grade institutions, have conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. Failure of an investment or derivative counterparty with which we have a large unsecured position could have a material adverse effect on our financial conditions and results of operations. To the extent we engage in derivative transactions required to be cleared under provisions of the Dodd-Frank Act, we are also exposed to nonperformance from central clearinghouses.

Financial institutions are increasingly inter-related as a result of trading, clearing, counterparty, and other relationships. As a result, actual or potential defaults of one or more financial institutions could lead to market-wide disruptions making it difficult for us to find qualified counterparties for transactions.

Changes in interest rates and mortgage prepayment speeds (together referred to as market risk exposure or interest rate risk exposure) could significantly reduce our ability to pay members a competitive dividend from current earnings.

Exposure of earnings to unhedged changes in interest rates and mortgage prepayment speeds is, by design, one of our largest ongoing residual risks. We derive most of our income from the interest earned on assets less the interest paid on Consolidated Obligations and deposits used to fund the assets. We fund mortgage assets and hedge them with a combination of Consolidated Obligations and capital. Interest rate movements can lower profitability in two ways: 1) directly due to their impact on earnings from cash flow mismatches between assets and liabilities; and 2) indirectly via their impact on prepayment speeds which can unfavorably affect the cash flow mismatches. The effects on income can include changes in amortization of purchase premiums on mortgage assets.

Because it is normally cost-prohibitive to completely mitigate market risk exposure, a residual amount of market risk normally remains after incorporating risk management activities. Sharp increases in interest rates, especially short-term rates, or sharp decreases in long-term interest rates could adversely affect us and our stockholders by making dividend rates less competitive relative to the returns available to members on alternative investments.

In some extremely stressful scenarios, changes in interest rates and prepayment speeds could result in dividends being below stockholders' expectations for an extended period of time. In such a situation, members could engage in less Mission Asset Activity and could request withdrawal of capital. See Item 7's "Quantitative and Qualitative Disclosures About Risk Management" for additional information about market risk exposure.

Spreads on assets to funding costs may narrow because of changes in market conditions and competitive factors, resulting in lower profitability.

Spreads on our assets tend to be narrow compared to those of many other financial institutions due to our cooperative business model, resulting in relatively lower profitability. Market conditions, competitive forces, and, as discussed above, market risk exposure could cause these already narrow asset spreads to decline, which could substantially reduce our profitability. A key spread relationship is that we tend to utilize Consolidated Discount Notes to fund a significant amount of assets that have adjustable-rates tied to LIBOR. Because rates on Discount Notes do not perfectly correlate with LIBOR, a narrowing of this spread, for example from investors changing perceptions about the quality of our debt, is a key risk for us. Realization of narrower spreads on our assets to funding could result in lower dividends and a reduction in Mission Asset Activity.

The concentration of Mission Asset Activity and capital among a small number of members could reduce dividend rates available if several large members were to withdraw from membership or sharply reduce their activity.

A few members provide the majority of our Mission Asset Activity and capital. These members could decrease their Mission Asset Activity and the amount of their FHLBank capital stock as a result of merger and acquisition activity or their reduced demand for Mission Assets. At December 31, 2013, one member, JPMorgan Chase Bank, N.A., held over half of our Advances and one member PFI, Union Savings Bank, accounted for nearly 25 percent of the outstanding MPP principal balance. Our business model is structured to be able to absorb sharp changes in Mission Asset Activity because we can undertake commensurate reductions in liability balances and capital and because of our relatively low operating expenses. However, an extremely large reduction in Mission Asset Activity for any reason could materially affect our profitability and possibly our ability to pay competitive dividends.

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

The Basel Committee on Banking Supervision (the Basel Committee) has developed a proposed new capital regime for internationally active banks. Banks subject to the new regime will be required, among other things, to have higher capital ratios. While it is uncertain how the new capital regime and other standards, such as those related to liquidity, developed by the Basel Committee will ultimately be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the regime's more stringent capital and liquidity requirements, thereby tending to decrease Advance demand. The proposed liquidity requirements may adversely impact Advance demand and investor demand for Consolidated Obligations because they would limit the ability of members to fully include Advances and Consolidated Obligations in required liquidity calculations. This could raise our debt costs and, in turn, raise the Advance rates we are able to offer members, thereby harming the ability to fulfill our business model.

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

Control failures, including failures in our controls over financial reporting, or business interruptions with members and counterparties could occur from human error, fraud, breakdowns in information and computer systems and financial and business models we use, lapses in operating processes, or natural or man-made disasters. If a significant control failure or business interruption were to occur, it could materially damage our financial condition and results of operations. We may not be able to foresee, prevent, mitigate, reverse or repair the negative effects of such failures or interruptions.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.        Properties.

Our offices are located in 78,794 square feet of leased space in downtown Cincinnati, Ohio. We also maintain a leased, fully functioning, back-up facility in suburban Cincinnati. Additionally, we lease a small office in Nashville, Tennessee for the area marketing representative. We believe that our facilities are in good condition, well maintained, and adequate for our current needs.

Item 3.        Legal Proceedings.

From time to time, we are subject to various legal proceedings arising in the normal course of business. Management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

By law our stock is not publicly traded, and only our members (and former members with a withdrawal notice pending) may own our stock. The par value of our capital stock is $100 per share. As of December 31, 2013, we had 727 stockholders and 47 million shares of capital stock outstanding, all of which were Class B Stock.

We paid quarterly dividends in 2013 and 2012 as outlined in the table below.

(Dollars in millions)
	2013				2012
		Annualized				Annualized
Quarter	Amount	Rate	Form	Quarter	Amount	Rate	Form
First	$39	4.25%	Cash	First	$35	4.50%	Cash
Second	43	4.25	Cash	Second	33	4.25	Cash
Third	49	4.25	Cash	Third	33	4.25	Cash
Fourth	47	4.00	Cash	Fourth	40	4.75	Cash
Total	$178	4.18		Total	$141	4.44

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

A Finance Agency Capital Rule prohibits an FHLBank from issuing new excess capital stock to members, either by paying stock dividends or otherwise, if before or after the issuance the amount of member excess capital stock exceeds or would exceed one percent of the FHLBank's assets. Excess capital stock for this regulatory purpose is calculated as the aggregate of capital stock owned that is in excess of all membership and Mission Asset Activity requirements (as defined in our Capital Plan). In accordance with this Rule, we paid cash dividends in each quarter of 2013 and 2012. Our Board, and we believe our members, continue to have a stated preference for dividends in the form of stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

From time to time, we provide Letters of Credit in the ordinary course of business to support members' obligations issued in support of unaffiliated, third-party offerings of notes, bonds or other securities. We did not provide such credit support during 2013 and 2011. We provided $8 million of such credit support during 2012. To the extent that these Letters of Credit are securities for purposes of the Securities Act of 1933, their issuance is exempt from registration pursuant to section 3(a)(2) thereof.

Item 6.    Selected Financial Data.

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the five years ended December 31, 2013.

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011	2010	2009
STATEMENT OF CONDITION DATA AT PERIOD END:
Total assets	$103,181	$81,562	$60,397	$71,631	$71,387
Advances	65,270	53,944	28,424	30,181	35,818
Mortgage loans held for portfolio	6,826	7,548	7,871	7,782	9,366
Allowance for credit losses on mortgage loans	7	18	21	12	—
Investments (1)	22,364	19,950	21,941	33,314	24,193
Consolidated Obligations, net:
Discount Notes	38,210	30,840	26,136	35,003	23,187
Bonds	58,163	44,346	28,855	30,697	41,222
Total Consolidated Obligations, net	96,373	75,186	54,991	65,700	64,409
Mandatorily redeemable capital stock	116	211	275	357	676
Capital:
Capital stock - putable	4,698	4,010	3,126	3,092	3,063
Retained earnings	621	538	444	438	412
Accumulated other comprehensive loss	(9)	(11)	(11)	(7)	(8)
Total capital	5,310	4,537	3,559	3,523	3,467
STATEMENT OF INCOME DATA:
Net interest income	$328	$308	$249	$275	$387
(Reversal) provision for credit losses	(7)	1	12	13	—
Other income (loss)	20	13	(5)	20	38
Other expenses	64	58	57	56	59
Assessments	30	27	37	62	98
Net income	$261	$235	$138	$164	$268
FINANCIAL RATIOS:
Dividend payout ratio (2)	68.10%	60.09%	95.42%	84.13%	68.16%
Weighted average dividend rate (3)	4.18	4.44	4.25	4.38	4.63
Return on average equity	5.10	6.20	3.89	4.67	6.38
Return on average assets	0.28	0.35	0.21	0.24	0.32
Net interest margin (4)	0.35	0.46	0.37	0.40	0.46
Average equity to average assets	5.47	5.68	5.29	5.08	4.96
Regulatory capital ratio (5)	5.27	5.84	6.37	5.43	5.81
Operating expense to average assets	0.055	0.067	0.068	0.070	0.057

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

EXECUTIVE OVERVIEW

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Year Ended December 31,
	Ending Balances		Average Balances
(In millions)	2013	2012	2013	2012

Total Assets	$103,181	$81,562	$93,691	$66,702
Mission Asset Activity:
Advances (principal)	65,093	53,621	61,327	32,273
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	6,643	7,366	6,881	7,821
Mandatory Delivery Contracts (notional)	37	124	254	260
Total MPP	6,680	7,490	7,135	8,081
Letters of Credit (notional)	13,472	10,152	12,560	4,584
Total Mission Asset Activity	$85,245	$71,263	$81,022	$44,938

In 2013, the FHLBank fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The vast majority of our members had modest demand for new Advance borrowings due to measured economic growth and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System. We experienced substantial Advance growth as a result of borrowings from one large-asset member and a modest increase in overall Advance usage relative to members' assets.

Total assets at December 31, 2013 increased $21.6 billion (27 percent) from year-end 2012, led by Advances. Average asset balances in 2013 were $27.0 billion (40 percent) higher than 2012's average, mostly due to the substantial growth in Advances from one large-asset member.

The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and the MPP – was $85.2 billion at December 31, 2013, an increase of $14.0 billion (20 percent) from year-end 2012. The growth was led by an $11.5 billion increase in the principal balance of Advances. Average Advance principal balances in 2013 increased $29.1 billion (90 percent) from 2012's average.

The principal balance of mortgage loans held for portfolio at December 31, 2013 fell $0.7 billion (10 percent) from year-end 2012. The decline reflected the principal paydowns and inactivity by large mortgage sellers. Throughout 2013, we purchased $1.2 billion of mortgage loans, while principal paydowns totaled $1.9 billion.

As of December 31, 2013, members funded on average 3.3 percent of their assets with Advances, and the penetration rate was relatively stable over the last year with 65-70 percent of members holding Mission Asset Activity. The number of active sellers and participants in the MPP remained strong with the number of monthly sellers averaging 62 in 2013.

Based on 2013 earnings, we contributed $30 million to the Affordable Housing Program pool of funds to be awarded to members in 2014. In addition, the FHLBank continued its voluntary sponsorship of two other housing programs which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments
The balance of investments at December 31, 2013 was $22.4 billion, an increase of $2.4 billion (12 percent) from year-end 2012. Investment balances averaged $24.9 billion in 2013, a decrease of $0.9 billion (three percent) from 2012's average. We maintained an adequate amount of asset liquidity throughout the year under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

At December 31, 2013, investments included $16.1 billion of mortgage-backed securities and $6.3 billion of other investments, which are mostly short-term liquidity instruments. Most of the increase in the total investment balance was from purchases of mortgage-backed securities given the increased authority as a result of the larger capital stock balance. All of our mortgage-backed securities held at December 31, 2013 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency. We carried a lower balance of liquidity investments at December 31, 2013 due to narrower spreads and fewer eligible counterparties available for these types of investments, and instead held $8.6 billion in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition.

Capital
Capital adequacy was strong in 2013, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at December 31, 2013 was 5.15 percent, while the regulatory capital-to-assets ratio was 5.27 percent. Both ratios were well above the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP. The amounts of GAAP and regulatory capital increased $773 million and $676 million, respectively, between year-end 2012 and 2013, primarily resulting from members' capital stock purchases to support Advance growth.

Total retained earnings were $621 million at December 31, 2013, an increase of $83 million (15 percent) from year-end 2012. Retained earnings were comprised of $510 million unrestricted and $111 million restricted.

In the first quarter of 2014 we implemented additional steps to effectively manage our capital and financial performance by redeeming and repurchasing $500 million in excess stock from members. This action maintains a prudent amount of financial leverage with the regulatory capital leverage in the range of 4.90 to 5.10 percent, well above the regulatory minimum.

Results of Operations

The table below summarizes our results of operations.

	Year Ended December 31,
(Dollars in millions)	2013	2012	2011

Net income	$261	$235	$138
Affordable Housing Program accrual	30	27	17
Return on average equity (ROE)	5.10%	6.20%	3.89%
Return on average assets	0.28	0.35	0.21
Weighted average dividend rate	4.18	4.44	4.25
Average 3-month LIBOR	0.27	0.43	0.34
Average overnight Federal funds effective rate	0.11	0.14	0.10
ROE spread to 3-month LIBOR	4.83	5.77	3.55
Dividend rate spread to 3-month LIBOR	3.91	4.01	3.91
ROE spread to Federal funds effective rate	4.99	6.06	3.79
Dividend rate spread to Federal funds effective rate	4.07	4.30	4.15

The spreads between ROE and short-term interest rates, for which we use 3-month LIBOR and Federal funds as a proxy, are market benchmarks we believe member stockholders use to assess the competitiveness of the return on their capital investment in our company. Earnings continued to be sufficient to provide competitive returns to stockholders' capital investment. Consistent with experience over the last several years, ROE was significantly above short-term rates, resulting in the ROE spreads being wider than the historical average spreads.

Using our current balance sheet and operating expense structure, we estimate that the average ROE in a stable market rate, interest rate, and business environment would be in the range of 2.50 to 3.50 percentage points above short-term interest rates. The current elevated trend level of ROE spread to market interest rates, compared to the long-term average, is influenced by several one-time factors discussed in "Results of Operations" and the following ongoing factors: 1) the extremely low level of short-term interest rates, 2) cumulative effects of our ability over the last five years to retire a large amount of high-cost Bonds before their final maturities, and 3) relatively muted prepayment speeds of over the last several years of mortgages with coupon rates above current market interest rates.

The overall increase in net income in 2013 compared to 2012 resulted from the following factors:

▪
The growth in Advance balances supported by new capital stock, which together improved net interest income by an estimated $77 million. Leveraging the additional capital with mortgage-backed securities contributed to the increase in net interest income.

▪	A decline in net amortization, which improved net interest income by $48 million.

▪	The reversal of incurred losses estimated in the Mortgage Purchase Program, which resulted in an $8 million improvement.

Much of the impact of the favorable factors were offset by:

▪
Several management strategies and actions, along with changes in the market rate environment, related to reducing our market risk exposure, which on a net basis lowered net interest income by an estimated $34 million.

▪	Net gains on securities sales in 2012 that did not reoccur in 2013, which reduced income by $29 million.

▪	Lower prepayment fees on Advances, which reduced net interest income by $18 million.

▪	Lower net Mortgage Purchase Program balances, which reduced net interest income by $13 million.

ROE fell in 2013 because growth in average capital ($1.3 billion) to support Advance growth, combined with the net impact of both the favorable and unfavorable factors, resulted in a relatively small increase in net income compared to the growth in capital.

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

Strategic/Business Risk
Advances. We cannot assure you of the future trend in Advance demand for individual members or the broad membership base. Advance demand depends on, among other things, the state of the economy, conditions in the housing markets, actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply, the willingness and ability of financial institutions to expand lending, and regulatory initiatives, all of which are difficult to predict and affect in terms of their impact on demand for our products and services. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply.

All of these conditions continue to exist. The increase in Advances over the last year has been driven primarily by the borrowings of a large-asset member. We believe the measured economic growth and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve have continued to moderate many members' demand for Advances. We would expect to see a broad-based increase in Advance demand when the economy experiences a sustained improvement or if changes in Federal Reserve policy reduce other sources of liquidity available to our members. Additionally, there are $1.7 billion of Advances held by former members that will mature over the next several years.

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

Regulatory and Legislative Risk
General. The FHLBank System currently faces heightened legislative and regulatory risks and uncertainties, which we believe has affected, and could continue to affect, our Mission Asset Activity, capitalization, and results of operations. Item 1A.'s "Risk Factors" provides details of some of the primary current and recent regulatory and legislative initiatives that could affect our business. The legislative and regulatory actions related to our company have raised our operating costs and increased uncertainty regarding the business model under which the FHLBanks may operate in the future. This is due to the uncertainty around potential future GSE reform, and the many regulations and other guidances that have been and continue to be promulgated after the financial crisis of 2008-2009. To date, however, we believe that the regulatory and legislative environment has not resulted in a material adverse impact on our financial condition, results of operations, or business model. The following are noteworthy Finance Agency regulatory pronouncements issued or proposed in 2013.

Core Mission Asset Ratios. Of particular current interest to us is the elevated regulatory focus on the FHLBanks' core mission activity of utilizing their GSE status to provide funding and liquidity to support the housing markets. This focus is manifested primarily by an evolving Finance Agency requirement for each FHLBank to develop and include in its 2014 strategic business plan, target minimum benchmark levels for identified core mission activities and actions to achieve and maintain such levels. In response to this focus, we included in our 2014 Strategic Business Plan benchmarks for percentages of core mission asset activity. While we generally support this renewed focus on our primary business activities, we are concerned that the regulatory focus in this area could require us to make undue changes to our operations, such as lowering the amount of liquidity we maintain or changing the pricing of our mission asset activity, that could adversely affect our financial condition, results of operations, or risk exposures.

Market Risk
During 2013, as in 2012, the market risk exposure to changing interest rates was moderate overall, consistent with the normal range of long-term historical exposure, and well within policy limits. We believe that profitability would not become uncompetitive unless long-term rates were to increase immediately and permanently by five percentage points or more combined with short-term rates increasing to at least eight percent. We believe such an extreme stress scenario, although plausible, is unlikely to occur in the next few years. However, our recent level of profitability compared to short-term rates could decline quickly (even though it would remain competitive) in a fast rising rate environment. This was part of the basis for management's implementation of a strategy in the fourth quarter of 2013 to decrease market risk exposure to higher rates. Decreases in long-term interest rates even up to two percentage points (which would put fixed-rate mortgages at almost two percent) would still result in ROE being above market interest rates.

Capital Adequacy
We maintained compliance with our regulatory capital requirements. We believe that the amount of our retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Our Capital Plan has safeguards to prevent financial leverage from increasing beyond regulatory minimums or below safe levels. We believe members place a high value on their capital investment in our company. Capital ratios at December 31, 2013 were well above the regulatory required minimum of four percent.

Credit Risk
We continued in 2013 to experience limited overall residual credit risk exposure from offering Advances, making investments, and executing derivative transactions. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks; and we continued to have no loan loss reserves or impairment recorded for these instruments.

Residual credit risk exposure in the mortgage loan portfolio continued to be moderate and manageable. The allowance for credit losses in the MPP continued to decline and was $7 million at December 31, 2013.

We also believe we face limited credit risk exposure in our investments. As in prior years, we did not evaluate any investments to be other-than-temporarily impaired in 2013. We held no private label mortgage-backed securities. All our mortgage-backed securities were issued and guaranteed by Fannie Mae or Freddie Mac, which we believe have the backing of the U.S. government, or by the National Credit Union Administration (NCUA) or Ginnie Mae, which issues guaranteed securities.

Liquidity investments are either unsecured, guaranteed by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have appropriate limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices. We mitigate most of the credit risk exposure resulting from interest rate swap transactions through collateralization.

Concentration Risk
The large increase over the prior 18 months in Advance borrowings from one member, JPMorgan Chase Bank, N.A.(JPMorgan), has raised borrower concentration ratios compared with levels of the several years prior. We assess concentration risks from business activity, and we believe that the current concentration of Advance activity is consistent with our risk management philosophy. Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs.

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

Liquidity Risk
We believe our liquidity position remained strong during 2013, as did our overall ability to fund operations through Consolidated Obligation issuances at acceptable interest costs. There were minimal, if any, stresses on our liquidity from the uncertainty surrounding the federal government's recent and ongoing issues with the debt ceiling and risk of Treasury default (prior to resolution). However, reflecting an abundance of caution regarding these issues, we increased our liquidity beginning in late September. While there can be no assurances, we believe there is only a remote possibility of a funding or liquidity crisis in the FHLBank System that could impair our FHLBank's ability to access the capital markets, service debt or pay competitive dividends.

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

In the last several years, measured economic growth has resulted in slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other important factors continuing to negatively impact broad-based demand for our credit services are the extremely low levels of interest rates and the Federal Reserve's ongoing actions to provide an extraordinary amount of deposit based liquidity to stimulate economic growth, as discussed elsewhere. We believe these trends continue to limit many members' demand for Advances.

The relative balance between loan and deposit growth provides an indication of potential member Advance demand. From September 30, 2012 to September 30, 2013 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $45.2 billion (3.9 percent) while their aggregate deposit balances rose $188.0 billion (10.1 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan growth in this period occurred from our largest members, which is consistent with the concentration of financial activity among large financial institutions.

Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $7.5 billion (4.1 percent) in the 12-month period while aggregate deposits grew $10.8 billion (4.7 percent), which provides a possible explanation for the moderate broad-based growth in Advance demand. In the third and fourth quarters of 2013, there were indications of slower deposit growth.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following tables present key market interest rates (obtained from Bloomberg L.P.).

	Year 2013		Year 2012		Year 2011
	Ending	Average	Ending	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.07	0.11	0.09	0.14	0.04	0.10

3-month LIBOR	0.25	0.27	0.31	0.43	0.58	0.34
2-year LIBOR	0.49	0.44	0.39	0.50	0.72	0.72
5-year LIBOR	1.79	1.32	0.86	0.98	1.23	1.79
10-year LIBOR	3.09	2.47	1.84	1.88	2.04	2.90

2-year U.S. Treasury	0.38	0.30	0.25	0.27	0.24	0.44
5-year U.S. Treasury	1.74	1.17	0.72	0.75	0.83	1.51
10-year U.S. Treasury	3.03	2.34	1.76	1.78	1.88	2.76

15-year mortgage current coupon (1)	2.68	2.21	1.71	1.64	2.05	2.83
30-year mortgage current coupon (1)	3.63	3.07	2.22	2.54	2.92	3.74

15-year mortgage note rate (2)	3.74	3.33	2.86	3.15	3.24	3.68
30-year mortgage note rate (2)	4.64	4.19	3.52	3.84	3.95	4.45

	Year 2013 by Quarter - Average
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.14	0.12	0.09	0.09

3-month LIBOR	0.29	0.28	0.26	0.24
2-year LIBOR	0.41	0.42	0.52	0.43
5-year LIBOR	0.96	1.09	1.67	1.55
10-year LIBOR	2.01	2.15	2.88	2.84

2-year U.S. Treasury	0.25	0.26	0.36	0.32
5-year U.S. Treasury	0.81	0.91	1.50	1.43
10-year U.S. Treasury	1.93	1.98	2.70	2.73

15-year mortgage current coupon (1)	1.84	1.87	2.62	2.50
30-year mortgage current coupon (1)	2.57	2.77	3.52	3.41

15-year mortgage note rate (2)	2.97	3.06	3.71	3.55
30-year mortgage note rate (2)	3.72	3.87	4.66	4.47

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term interest rates remained at historic lows in 2013. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term interest rates generally consistent with their historical relationships to Federal funds. The Federal Reserve has indicated that it currently plans to hold certain short-term interest rates at or near zero until at least mid-2015. This projection could change if actual economic growth or inflation, or its forecast thereof, accelerates.

Expectations for future changes in intermediate- and long-term interest rates are more difficult to form in part because the Federal Reserve has less control over these rates. These rates rose moderately on an absolute basis in the second and third quarters of the year compared with the levels in 2012. In the fourth quarter, these rates were relatively stable compared to the third quarter. Year over year, long-term interest rates rose 1.00 to 1.50 percentage points.

These rate trends affected our results of operations in 2013. The increase in intermediate- and long-term interest rates during 2013 was moderate on an absolute basis and the rate environment remained favorable for our results of operations in terms of the spread between our level of profitability (ROE) and the levels of interest rates. The low interest rate environment has been a net benefit to our profitability over the last several years relative to levels of interest rates, for several reasons:

▪	Reductions in, and low, market interest rates raise ROE compared to market rates to the extent we fund a portion of long-term assets with shorter-term debt.

▪	The low intermediate- and long-term interest rates have provided us the opportunity to retire many Bonds and replace them with lower cost Obligations, at a pace exceeding mortgage paydowns.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

ANALYSIS OF FINANCIAL CONDITION

Credit Services

Credit Activity and Advance Composition
The tables below show annual and quarterly trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	December 31, 2013		December 31, 2012
	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$49,199	75%	$35,578	66%
Other	413	1	406	1
Total	49,612	76	35,984	67
Fixed-Rate:
REPO	4,143	7	7,655	14
Regular Fixed Rate	5,751	9	4,573	9
Putable (2)	2,146	3	2,587	5
Convertible (2)	10	—	63	—
Amortizing/Mortgage Matched	2,593	4	2,353	4
Other	838	1	406	1
Total	15,481	24	17,637	33
Total Advances Principal	$65,093	100%	$53,621	100%

Letters of Credit (notional)	$13,472		$10,152

(Dollars in millions)	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$49,199	75%	$48,981	75%	$49,277	76%	$45,280	78%
Other	413	1	324	—	288	—	196	—
Total	49,612	76	49,305	75	49,565	76	45,476	78
Fixed-Rate:
REPO	4,143	7	4,345	7	3,673	6	2,477	4
Regular Fixed Rate	5,751	9	6,458	10	6,277	10	4,928	9
Putable (2)	2,146	3	2,333	3	2,367	3	2,469	4
Convertible (2)	10	—	28	—	63	—	63	—
Amortizing/Mortgage Matched	2,593	4	2,503	4	2,402	4	2,311	4
Other	838	1	677	1	529	1	275	1
Total	15,481	24	16,344	25	15,311	24	12,523	22
Total Advances Principal	$65,093	100%	$65,649	100%	$64,876	100%	$57,999	100%

Letters of Credit (notional)	$13,472		$13,332		$13,839		$11,683

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

Advance growth was comprised mostly of adjustable-rate LIBOR Advances. Aggregate average Advance balances to other members were $2.3 billion (10 percent) lower at December 31, 2013 compared to the end of 2012.

Advances to former members declined by $1.9 billion during 2013. Former members hold $1.7 billion in Advances (three percent), of which approximately $1.1 billion are scheduled to mature by the end of 2014. When these are repaid, the former members will not be able to replace them with new Advances.

Members increased their available lines in the Letters of Credit program by $3.3 billion in 2013. The lines rose principally because of more activity from a large member which tends to use Letters of Credit heavily. We believe the member increased its usage primarily in response to the year-end 2012 expiration of the government's Transaction Account Guarantee program and, in part also, due to the Basel accord's rules on liquidity. We generally earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Advance Usage
The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Average Advances-to-Assets for Members
Assets less than $1.0 billion (663 members)	3.27%	3.32%	3.03%	2.89%	3.12%
Assets over $1.0 billion (64 members)	3.33%	3.05%	3.02%	2.70%	2.90%
All members	3.28%	3.29%	3.03%	2.87%	3.10%

Overall Advance usage ratios declined substantially from 2009 to 2012, but rose moderately in 2013. The increase was broad based, occurring from large and mid-sized members with assets between $250 million and $1.0 billion. We do not know if the Advance growth experienced in the last 12 months, primarily from one large-asset member, and the recent growth from mid-sized members, will continue or develop into a broader increase in demand. We believe that the measured economic expansion, significant levels of financial institution liquidity as a result of Federal Reserve actions, and robust member deposit levels have limited overall member demand for our funding.

The following table presents Advances outstanding by member type. Commercial banks continue to hold the overwhelming largest portion of Advances. This reflects, for the Fifth District, both the number of commercial bank members (see "Membership and Stockholders" below) and the fact that there are more large commercial banks than large members with other charter types.

(Dollars in millions)	December 31, 2013		December 31, 2012
	Par Value of Advances	Percent of Total Par Value of Advances	Par Value of Advances	Percent of Total Par Value of Advances
Commercial banks	$54,909	84%	$43,453	81%
Thrifts and Savings Banks	3,106	5	2,978	5
Credit unions	814	1	554	1
Insurance companies	4,601	7	3,017	6
Community Development Financial Institutions	1	—	—	—
Total member Advances	63,431	97	50,002	93
Former member borrowings	1,662	3	3,619	7
Total par value of Advances	$65,093	100%	$53,621	100%

The following tables present principal balances for our top five Advance borrowers.

(Dollars in Millions)
December 31, 2013			December 31, 2012
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

JPMorgan Chase Bank, N.A.	$41,700	64%	JPMorgan Chase Bank, N.A.	$26,000	48%
U.S. Bank, N.A.	4,584	7	Fifth Third Bank	4,732	9
The Huntington National Bank	1,809	3	U.S. Bank, N.A.	4,586	8
Western-Southern Life Assurance Co	1,342	2	PNC Bank, N.A. (1)	2,986	6
Protective Life Insurance Company	1,171	2	Protective Life Insurance Company	1,071	2
Total of Top 5	$50,606	78%	Total of Top 5	$39,375	73%
(1)Former member.

The top-five concentration ratio rose in 2013 due to increased Advance usage from JPMorgan. As reflected in the table on Advances-to-member assets, large members currently, as well as historically, utilize Advances to fund a similar amount of their assets as smaller members. Therefore, our Advance concentration ratios are influenced by, and generally are similar to, concentration ratios of financial activity among our Fifth District financial institutions. We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs, may enable us over time to obtain more favorable funding costs, and help us to maintain competitively priced Mission Asset Activity.

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

The table below shows principal paydowns and purchases of loans in the MPP for each of the last two years.

(In millions)	2013	2012
Balance, beginning of year	$7,366	$7,752
Principal purchases	1,171	2,285
Principal paydowns	(1,894)	(2,671)
Balance, end of year	$6,643	$7,366

The decline in principal loan balance in 2013 resulted from moderately fast prepayment rates and, more importantly, from lack of activity from large sellers. The purchases resulted from sales by 92 participating financial institutions (PFIs) in 2013, with the number of monthly sellers averaging 62.

The following tables show the percentage of principal balances from PFIs supplying five percent or more of total principal and the percentage of principal balances from all other PFIs.

(Dollars in millions)	December 31, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,433	22%	Union Savings Bank	$1,984	27%
PNC Bank, N.A. (1)	1,356	20	PNC Bank, N.A. (1)	1,818	25
All others	3,854	58	Guardian Savings Bank FSB	431	6
Total	$6,643	100%	All others	3,133	42
			Total	$7,366	100%

(1)Former member.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in all of 2013 equated to a 21 percent annual constant prepayment rate, down from the 29 percent rate for all of 2012.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in 2013. The weighted average mortgage note rate fell from 4.74 percent at the end of 2012 to 4.53 percent at December 31, 2013. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields we earned during 2013, relative to funding costs, continued to offer favorable returns relative to their market risk exposure. Almost all loans acquired in 2013 were conventional, with less than one percent of purchases being comprised of FHA loans.

Core Mission Activity

We regularly monitor the dollar and percentage amount of our balance sheet that we consider to be Core Mission Activity, which we define as Advances, Letters of Credit, and the MPP because these are the primary means by which we fulfill our mission with direct connections to members. At December 31, 2013, the principal balance of Core Mission Asset Activity was $85.2 billion (an increase of $14.0 billion (20 percent) from year-end 2012), which constituted 78 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit). We measure Core Mission Activity against Consolidated Obligations because the latter reflect the major source of our franchise value as a GSE. The daily average percentage for 2013 was 81 percent. These percentage levels were close to the 80 percent benchmark we have established, and based on this and other metrics and our Strategic Business Plan, we believe that we were successful in achieving our mission in 2013. The Core Mission Activity percentage has increased in the last two years due to increases in balances of Advances and Letters of Credit.

Housing and Community Investment

In 2013, we accrued $30 million of earnings for the Affordable Housing Program, which will be awarded to members in 2014. This amount represents a $3 million (eight percent) increase from 2012, due to 2013's higher earnings.

Including funds available in 2013 from previous years, we had $25 million of funds available for the competitive Affordable Housing Program in 2013, which we awarded to 67 projects through a single competitive offering. In addition, $10 million was awarded to 162 members on behalf of more than 2,012 homebuyers through the Welcome Home Program. This Program is a set-aside of the Affordable Housing Program that assists homebuyers with down payments and closing costs. In total, just over one-quarter of members received approval for funding under the total Affordable Housing Program.
Additionally, in 2013 our Board authorized $1 million to renew the Carol M. Peterson Housing Fund (CMP Fund) and continued its commitment to the $5 million Disaster Reconstruction Program (DRP). Both are voluntary programs beyond the 10 percent of earnings that we are required by law to set aside for the Affordable Housing Program.

Finally, our activities to support affordable housing include offering Advances through the Affordable Housing Program with below-market interest rates at or near zero profit for us. At the end of 2013, Advance balances related to the Affordable Housing Program declined to $116 million due to higher demand for affordable housing subsidy in the form of grants. Under the Community Investment Cash Advance Program, Advances are offered at rates equal to or near our cost of funds in order to support economic development projects. The balance of these Advances increased to $359 million at December 31, 2013.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

(In millions)	2013		2012
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$6,303	$10,389	$7,176	$13,943
Mortgage-backed securities	16,061	14,320	12,774	11,375
Other investments (1)	—	161	—	408
Total investments	$22,364	$24,870	$19,950	$25,726

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. The decline in the average amount of liquidity investments in 2013 corresponded to the growth in Advances. We continued to maintain an adequate amount of asset liquidity using our liquidity measures.

We carried a lower balance of liquidity investments at December 31, 2013, compared to the year's average, due to narrower spreads and fewer eligible counterparties available for these types of investments at year end. The investment balances at December 31, 2013 and 2012 exclude $8,599 million and $16 million, respectively, in funds held in deposits at the Federal Reserve, which are reflected in cash and due from banks on the Statements of Condition.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at December 31, 2013 represented a 2.96 multiple of regulatory capital and consisted of $14.2 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.8 billion were floating-rate securities), $1.2 billion of floating-rate securities issued by the NCUA, and $0.7 billion of securities issued by Ginnie Mae. We held no private-label mortgage-backed securities at December 31, 2013.
The table below shows principal purchases and paydowns of our mortgage-backed securities for each of the last two years.

(In millions)	Mortgage-backed Securities Principal
	2013	2012
Balance, beginning of year	$12,757	$11,163
Principal purchases	6,017	5,335
Principal paydowns	(2,687)	(3,263)
Principal sales	—	(478)
Balance, end of year	$16,087	$12,757

The $3.3 billion increase in the principal balance outstanding from the end of 2012 to the end of 2013 reflected the growth in capital. Principal paydowns in 2013 equated to a 17 percent annual constant prepayment rate, down from the 25 percent rate in all of 2012. Purchases during 2013 were mostly in fixed-rate collateralized mortgage obligations (CMOs) and 20-year pass-through securities, with purchase prices near par or at discounts. Yields earned on new purchases, relative to funding costs, continued to offer acceptable risk-adjusted returns.

Only two percent of total pass-through mortgage-backed securities had 30-year fixed-rate mortgages as collateral. Because approximately 75 percent of MPP loans have 30-year original terms, purchasing pass-throughs with shorter than 30-year original terms is one way we diversify mortgage assets to help manage market risk exposure.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

(In millions)	2013		2012
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$38,217	$34,581	$30,848	$29,504
Discount	(7)	(7)	(8)	(5)
Total Discount Notes	38,210	34,574	30,840	29,499
Bonds:
Unswapped fixed-rate	24,222	23,037	21,689	18,680
Unswapped adjustable-rate	28,650	24,319	14,830	3,086
Swapped fixed-rate	5,155	4,628	7,704	9,197
Total par Bonds	58,027	51,984	44,223	30,963
Other items (1)	136	125	123	128
Total Bonds	58,163	52,109	44,346	31,091
Total Consolidated Obligations (2)	$96,373	$86,683	$75,186	$60,590

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $766,837 and $687,902 at December 31, 2013 and 2012, respectively.

The increases in the ending and average balances of unswapped adjustable-rate Bonds and short-term Discount Notes reflected the growth in Advances and our preference to utilize these funding options instead of certain new interest rate swaps (i.e., swapped fixed-rate Bonds) in part due to the unresolved uncertainties with operating and regulatory processes and credit and legal risks associated with derivatives clearing requirements under the Dodd-Frank Act.

The increase in the average balance of unswapped fixed-rate Bonds reflected growth in average mortgage assets and a reduction in the average amount of balance sheet short funding during 2013. The relative stability in the ending balance of unswapped fixed-rate Bonds reflected our normal actions to rebalance market risk exposure via changes in the amount of short funding.

In 2013, the level of interest cost spreads to market indices (U.S. Treasuries and LIBOR) and their associated volatility were comparable to historical ranges for Consolidated Obligations.

The following table shows the allocation on December 31, 2013 of unswapped fixed-rate Bonds according to their final remaining maturity and next call date (for callable Bonds). The allocations reflect moderate increases in the average term to maturity, which is a result primarily of a strategy executed in the fourth quarter of 2013 to further hedge market risk exposure to rising interest rates. We believe that the allocations of Bonds among these classifications provide effective mitigation of market risk exposure to both higher and lower interest rates.

(In millions)	Year of Maturity				Year of Next Call
	Callable	Noncallable	Amortizing	Total	Callable
Due in 1 year or less	$—	$2,496	$1	$2,497	$5,527
Due after 1 year through 2 years	65	2,387	30	2,482	1,310
Due after 2 years through 3 years	600	2,540	2	3,142	220
Due after 3 years through 4 years	1,222	2,377	—	3,599	—
Due after 4 years through 5 years	1,320	2,095	—	3,415	—
Thereafter	3,850	5,237	—	9,087	—
Total	$7,057	$17,132	$33	$24,222	$7,057

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at December 31, 2013 were $0.9 billion, a decrease of $0.3 billion (22 percent) from year-end 2012. The average balance of total interest bearing deposits in 2013 was $1.1 billion, a decrease of eight percent from the average balance during 2012.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in 2013.

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

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Year Ended December 31,
GAAP and Regulatory Capital	2013		2012
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$4,698	$4,534	$4,010	$3,297
Mandatorily Redeemable Capital Stock	116	139	211	252
Regulatory Capital Stock	4,814	4,673	4,221	3,549
Retained Earnings	621	598	538	501
Regulatory Capital	$5,435	$5,271	$4,759	$4,050

GAAP and Regulatory Capital-to-Assets Ratio	2013		2012
	Period End	Average	Period End	Average
GAAP	5.15%	5.47%	5.56%	5.68%
Regulatory	5.27	5.63	5.84	6.07

The following table presents the sources of change in regulatory capital stock balances in 2013 and 2012.

(In millions)	2013	2012
Regulatory stock balance at beginning of year	$4,221	$3,401
Stock purchases:
Membership stock	16	63
Activity stock	705	862
Stock repurchases:
Member redemptions	(3)	(40)
Withdrawals	(125)	(65)
Regulatory stock balance at the end of the year	$4,814	$4,221

In 2013, our capital base increased due mostly to required stock purchases to support Advance growth, while the amount of financial leverage, as represented by a lower regulatory capital-to-assets ratio, increased moderately. Despite the increased use of financial leverage, both the GAAP and regulatory capital-to-assets ratios were well above the regulatory required minimum of four percent. We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio because, although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same way that GAAP capital stock and retained earnings do. Financial leverage is defined as the inverse of capital ratios, and therefore increases as capital ratios decline.

The table below shows the amount of excess capital stock.

(In millions)	December 31, 2013	December 31, 2012
Excess capital stock (Capital Plan definition)	$1,229	$1,071
Cooperative utilization of capital stock	$404	$385
Mission Asset Activity capitalized with cooperative capital stock	$10,100	$9,633

The amount of excess capital stock rose by $158 million in 2013 primarily due to the run-off of Advances from one large member that were not replaced. Excess stock provides a base of capital to manage financial leverage at prudent levels, augment loss protections for bondholders, and capitalize a portion of potential growth in new Mission Assets. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (as defined by the Finance Agency) exceeds one percent of total assets on a dividend payment date. Since the end of 2008, this regulatory threshold has been exceeded and, therefore, we have been required to pay cash dividends.

At December 31, 2013, the total amount of retained earnings were comprised of $510 million unrestricted (an increase of $31 million from year-end 2012) and $111 million restricted (an increase of $52 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends if earnings experience exceptional stress. Further discussion is in the "Capital Adequacy" section of "Quantitative and Qualitative Disclosures About Risk Management."

Membership and Stockholders

In 2013, we added four new member stockholders and lost 19 members, ending the year at 727. The 19 lost members included 13 that merged with other Fifth District members, three that merged out of the District, and three that failed and were taken into Federal Deposit Insurance Corporation receivership. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We will continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

In 2013, there were no material changes in the allocation of membership by state, charter type, or asset size. At the end of 2013, the composition of membership by state was Ohio with 323, Kentucky with 211, and Tennessee with 193.

The following table provides the number of member stockholders by charter type.

	December 31,
	2013	2012
Commercial Banks	457	469
Thrifts and Savings Banks	109	113
Credit Unions	120	121
Insurance Companies	37	35
Community Development Financial Institutions	4	4
Total	727	742

The following table provides the ownership of capital stock by charter type.

(In millions)	December 31,
	2013	2012
Commercial Banks	$3,878	$3,197
Thrifts and Savings Banks	399	418
Credit Unions	120	116
Insurance Companies	301	279
Total GAAP Capital Stock	4,698	4,010
Mandatorily Redeemable Capital Stock	116	211
Total Regulatory Capital Stock	$4,814	$4,221

Credit union members hold relatively less stock than their membership proportion because they tend to be smaller than the average member and borrow less. Insurance company members hold relatively more stock than their membership proportion because they tend to be larger than the average member and borrow more.

The following table provides a summary of member stockholders by asset size.

	December 31,
Member Asset Size (1)	2013	2012
Up to $100 million	196	204
> $100 up to $500 million	394	403
> $500 million up to $1 billion	73	71
> $1 billion	64	64
Total Member Stockholders	727	742

(1)	The December 31 membership composition reflects members' assets as of September 30.

Most members are small financial institutions, with 81 percent having assets up to $500 million. As noted elsewhere, having larger members is important to help achieve our mission objectives, including providing valuable products and services to all members.

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

(Dollars in millions)	2013		2012		2011
	Amount	ROE (a)	Amount	ROE (a)	Amount	ROE (a)
Net interest income	$328	6.40%	$308	8.14%	$249	7.00%
(Reversal) provision for credit losses	(7)	(0.15)	1	0.04	12	0.35
Net interest income after (reversal) provision for credit losses	335	6.55	307	8.10	237	6.65
Net gains (losses) on derivatives and hedging activities	8	0.16	9	0.23	(2)	(0.05)
Other non-interest income (loss)	12	0.23	4	0.12	(3)	(0.09)
Total non-interest income (loss)	20	0.39	13	0.35	(5)	(0.14)
Total revenue	355	6.94	320	8.45	232	6.51
Total other expense	64	1.26	58	1.53	57	1.59
Assessments	30	0.58	27	0.72	37	1.03
Net income	$261	5.10%	$235	6.20%	$138	3.89%

(a)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The most significant individual contributors to the $26 million increase in net income in 2013 were:

▪	growth in Advance balances; and

▪	a decrease in net amortization expense.
Several significant factors lowered income, offsetting much of the impact of the favorable factors:

▪	changes in income from our asset-liability management actions;

▪	net gains on securities sales recognized in 2012 that did not reoccur in 2013;

▪	lower prepayment fees on Advances; and

▪	lower MPP balances.
Other less significant factors contributing to the change in net income from 2012 to 2013 are discussed in the Net Interest Income section below.
ROE fell in 2013 because growth in average capital ($1.3 billion) to support Advance growth (for which we earned net spreads that were below the average net interest rate spread for the entire balance sheet), combined with the net impact of the favorable and unfavorable factors, resulted in a relatively small increase in net income compared to the growth in capital.
Net income and ROE increased from 2011 to 2012 due primarily to:

▪	the satisfaction of the FHLBank System REFCORP funding obligation in the second half of 2011, which had been assessed against earnings at an annual rate of approximately 20 percent;

▪	management actions to call and replace high-cost debt at lower rates;

▪	higher prepayment fees on Advances;

▪	higher realized gains on sales of mortgage-backed securities;

▪	Advance growth in the second half of 2012;

▪	reduced provisions for credit losses;

▪	an increase in unrealized market value gains on derivatives and hedging activities; and

▪	a decrease in net amortization expense.

Net Interest Income

The largest component of net income has historically been net interest income. We manage net interest income with a view of managing tradeoffs between market risk and return. Effective risk/return management requires us to focus principally on the relationships among assets and liabilities that affect net interest income, rather than individual balance sheet and income statement accounts in isolation. Our ROE normally is lower than that of many other financial institutions because of the cooperative wholesale business model, the moderate overall risk profile and the management of our balance sheet that results in a positive correlation of dividends to short-term interest rates.

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

(Dollars in millions)	2013		2012		2011
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Other components of net interest rate spread	$290	0.31%	$293	0.44%	$247	0.37%
Net (amortization)/accretion (1) (2)	(1)	—	(49)	(0.07)	(56)	(0.09)
Prepayment fees on Advances, net (2)	2	—	20	0.03	6	0.01
Total net interest rate spread	291	0.31	264	0.40	197	0.29
Earnings from funding assets with interest-free capital	37	0.04	44	0.06	52	0.08
Total net interest income/net interest margin (3)	$328	0.35%	$308	0.46%	$249	0.37%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Earnings From Capital. The earnings from funding assets with interest-free capital continued to decrease in 2013, as in the prior several years, due to the continued very low interest rate environment.

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

The amount of net amortization in 2013 was significantly lower than in the last several years and below a normalized level (a normalized level would be the amount of amortization expected in a stable interest rate environment). The decrease in net amortization in 2013 resulted primarily from a decline in actual and projected prepayment speeds due to an increase in mortgage rates throughout much of 2013, especially in the second and third quarters. A secondary factor was a decline in premium balance. At December 31, 2013, the net premium balance of mortgage assets totaled $156 million compared to $199 million at the end of 2012. This decline was mostly the result of paydowns of premium-priced mortgage assets, which were replaced with MPP assets with lower purchase premiums and mortgage-backed securities purchased at near-par or discounted prices. The latter was the more important reason.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been, significant (such as in 2012), they were modest in 2013 reflecting a small amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the total other components of net interest rate spread changed only $3 million in 2013 compared to 2012 while it increased $46 million from 2011 to 2012. The following factors, discussed below in estimated approximate order of impact from largest to smallest, accounted for the changes in net interest rate spread due to other components.

2013 Versus 2012

▪
Advance growth-Favorable: The growth in average Advance balances and new capital stock purchased to support the growth improved net interest income by an estimated $77 million. Leveraging the additional capital with mortgage-backed securities contributed to the increase in net interest income.

▪
Asset-liability management-Unfavorable: Management strategies and actions, along with changes in the market rate environment, related to reducing our market risk exposure lowered earnings on a net basis, for the following reasons:

1)
Our actions to manage the risks and returns of the mortgage asset portfolio, which primarily included reducing the amount of fixed-rate mortgages funded with short-term debt, reduced market risk exposure and resulted in a year-over-year $19 million decrease in net interest income.

2)
We use short-term Discount Notes to fund a substantial amount of LIBOR-indexed assets. The average market spread between LIBOR and Discount Notes narrowed in 2013 compared to 2012, lowering net interest income by an estimated $15 million.

The overall impact of these items decreased interest income an estimated $34 million.

▪
Trading securities-Unfavorable: In 2012, we held a large amount of investments in short-term trading securities (including instruments of the U.S. Treasury and GSEs) in order to enhance asset liquidity and manage counterparty credit risk. No such securities were held in 2013. Many of the trading securities had been purchased with above-market coupon rates, which resulted in a $32 million increase in net interest income in 2012 compared to 2013. However, this was offset by earnings reductions in other non-interest income (specifically, net unrealized market value losses on trading securities), with the resulting combined earnings from the trading securities reflecting at-market rates. See "Non-Interest Income and Non-Interest Expense" below for a discussion of the net losses on trading securities.

▪	Lower balances on MPP loans-Unfavorable: The average balance of MPP loans declined $0.9 billion, which reduced net interest income by an estimated $13 million.

▪
Lower balances and tighter spreads on the short-term investment portfolio-Unfavorable: Average balances for short-term investments decreased $3.5 billion, while asset spreads tightened due to management actions to enhance liquidity. We estimate the earnings reduction from these changes in the short-term investment portfolio was approximately $8 million.

▪	Lower interest expense on Mandatorily Redeemable Stock-Favorable: Interest expense on this liability fell $7 million due primarily to a lower average balance.

▪	Additional factors-Favorable: Other factors included changes in Advance spreads and mortgage-backed security balances that were not caused by Advance growth.
2012 Versus 2011

▪
Asset-liability management-Favorable: Management actions to manage and hedge the risks and returns of the mortgage asset portfolio, which included among other actions increasing the amount of fixed-rate mortgages funded with short-term debt and calling and replacing Consolidated Obligations with new Bonds at lower rates, increased net interest income by an estimated $19-$28 million.

▪
Advance growth-Favorable: Growth in average Advance balances of $3.5 billion and new capital stock purchased to support the Advance growth improved net interest income by an estimated $12 million. Leveraging the additional capital with mortgage-backed securities contributed to the increase in net interest income.

▪
Trading securities-Favorable: As noted in the 2013 versus 2012 comparison, in 2012 we had a larger amount of investments in short-term trading securities purchased with above-market coupon rates. This resulted in an estimated $7 million increase in net interest income in 2012.

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

Average Balance Sheet and Rates
The following table provides average rates and average balances for major balance sheet accounts, which determine the changes in the net interest rate spread. All data include the impact of interest rate swaps, which we allocate to each asset and liability category according to their designated hedging relationship. The changes in the net interest rate spread and net interest margin in 2013 versus 2012 and in 2012 versus 2011 occurred mostly from the net impact of the factors discussed above in “Components of Net Interest Income.”

(Dollars in millions)	2013			2012			2011
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$61,574	$308	0.50%	$32,781	$261	0.80%	$29,261	$236	0.81%
Mortgage loans held for portfolio (2)	7,065	269	3.80	7,981	313	3.92	7,705	335	4.35
Federal funds sold and securities purchased under resale agreements	9,110	8	0.09	8,004	11	0.14	6,858	7	0.10
Interest-bearing deposits in banks (3) (4) (5)	1,414	2	0.14	1,955	3	0.17	4,303	9	0.20
Mortgage-backed securities	14,320	313	2.19	11,375	293	2.58	11,100	385	3.47
Other investments (4)	26	—	0.12	4,392	40	0.90	7,719	39	0.51
Loans to other FHLBanks	4	—	0.13	3	—	0.12	3	—	0.10
Total earning assets	93,513	900	0.96	66,491	921	1.39	66,949	1,011	1.51
Less: allowance for credit losses on mortgage loans	12			20			15
Other assets	190			231			354
Total assets	$93,691			$66,702			$67,288
Liabilities and Capital
Term deposits	$120	—	0.17	$114	—	0.22	$161	—	0.24
Other interest bearing deposits (5)	955	—	0.01	1,050	—	0.01	1,077	—	0.02
Short-term borrowings	34,574	37	0.11	29,499	31	0.10	32,292	28	0.09
Unswapped fixed-rate Bonds	23,117	488	2.11	18,738	544	2.90	20,186	700	3.47
Unswapped adjustable-rate Bonds	24,319	35	0.14	3,086	7	0.23	681	1	0.19
Swapped Bonds	4,673	7	0.15	9,267	19	0.21	7,981	19	0.23
Mandatorily redeemable capital stock	139	5	3.95	252	12	4.64	327	14	4.27
Other borrowings	4	—	0.12	1	—	0.29	—	—	—
Total interest-bearing liabilities	87,901	572	0.65	62,007	613	0.99	62,705	762	1.22
Non-interest bearing deposits	18			18			14
Other liabilities	651			888			1,013
Total capital	5,121			3,789			3,556
Total liabilities and capital	$93,691			$66,702			$67,288

Net interest rate spread			0.31%			0.40%			0.29%
Net interest income and net interest margin (6)		$328	0.35%		$308	0.46%		$249	0.37%
Average interest-earning assets to interest-bearing liabilities			106.38%			107.23%			106.77%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

2013 Versus 2012

The net interest spread and net interest margin decreased due to a significant increase in the amount of Advances and, secondarily, to the unfavorable earnings factors net of the favorable factors as discussed in the previous section. Although the Advance growth resulted in an overall benefit to net interest income because of a larger asset base, the growth lowered the spread and margin because Advances tend to have narrower spreads to funding costs compared to mortgage assets.

The decline in the average rate on total earning assets and total interest-bearing liabilities resulted from the continued low rate environment and, due to the Advance growth, an increase in the balance sheet composition of instruments that tend to carry lower rates relative to the total balance sheet. The low rate environment particularly resulted in a decline in the average rate of long-term assets (such as certain Advances, mortgage loans held for portfolio and mortgage-backed securities) and long-term liabilities (unswapped fixed-rate Bonds). This is because a substantial portion of the principal paid down on these assets and liabilities, which had higher rates, were replaced with new assets and liabilities at lower rates.

The average rate on other investments decreased in 2013 since most of the instruments in this portfolio in 2012 were trading securities with above-market coupons purchased at premiums, with corresponding market value adjustments reflected in other non-interest income as losses to the securities' fair values, as discussed further below and in "Non-Interest Income and Non-Interest Expense." All of these investments matured in late 2012.

2012 Versus 2011

The net interest spread and net interest margin increased due primarily to asset and liability management actions as described in the previous section, higher Advance prepayment fees, and lower net amortization in 2012. The average rate on both total earning assets and total interest-bearing liabilities decreased for the same reasons discussed in the 2013 versus 2012 comparison.

The average rate on other investments increased in 2012 for two reasons. First, the average balance of GSE Discount Notes, which are shorter term and typically earn lower yields, decreased $4 billion in 2012. Second, most of the remaining investments in this portfolio were trading securities with above-market coupons purchased at premiums, as discussed above.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	2013 over 2012			2012 over 2011
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$169	$(122)	$47	$28	$(3)	$25
Mortgage loans held for portfolio	(35)	(9)	(44)	12	(34)	(22)
Federal funds sold and securities purchased under resale agreements	1	(4)	(3)	1	3	4
Interest-bearing deposits in banks	(1)	—	(1)	(4)	(2)	(6)
Mortgage-backed securities	69	(49)	20	9	(101)	(92)
Other investments	(21)	(19)	(40)	(21)	22	1
Loans to other FHLBanks	—	—	—	—	—	—
Total	182	(203)	(21)	25	(115)	(90)
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	5	1	6	(3)	6	3
Unswapped fixed-rate Bonds	111	(167)	(56)	(48)	(108)	(156)
Unswapped adjustable-rate Bonds	32	(4)	28	6	—	6
Swapped Bonds	(8)	(4)	(12)	3	(3)	—
Mandatorily redeemable capital stock	(5)	(2)	(7)	(3)	1	(2)
Other borrowings	—	—	—	—	—	—
Total	135	(176)	(41)	(45)	(104)	(149)
Increase (decrease) in net interest income	$47	$(27)	$20	$70	$(11)	$59

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	2013	2012	2011
Advances:
Amortization/accretion of hedging activities in net interest income	$(3)	$(4)	$(2)
Net interest settlements included in net interest income	(107)	(245)	(364)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(2)	(3)	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	27	37	64
Decrease to net interest income	$(85)	$(215)	$(303)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as we designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction was significantly smaller in 2013 compared to 2012 primarily due to a decrease in the notional amount of swaps outstanding.

See the section “Use of Derivatives in Market Risk Management” in “Quantitative and Qualitative Disclosures About Risk Management” for further information on our use of derivatives.

Provision for Credit Losses

In 2013, we recorded a $7.5 million reversal for estimated incurred credit losses in the MPP compared to a provision for credit losses of $1.5 million in 2012. The change in estimated credit losses occurred from improvements in the housing market as reflected by higher home prices and improved delinquency trends. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 10 of the Notes to Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the last three years.

(Dollars in millions)	2013	2012	2011
Other Non-Interest Income
Net gains on held-to-maturity securities	$—	$29	$16
Net gains (losses) on derivatives and hedging activities	8	9	(2)
Other non-interest income (loss), net	12	(25)	(19)
Total other non-interest income (loss)	$20	$13	$(5)

Other Expense
Compensation and benefits	$34	$31	$31
Other operating expense	17	14	15
Finance Agency	5	6	5
Office of Finance	5	3	4
Other	3	4	2
Total other expense	$64	$58	$57
Average total assets	$93,691	$66,702	$67,288
Average regulatory capital	5,271	4,050	3,891
Total other expense to average total assets (1)	0.07%	0.09%	0.08%
Total other expense to average regulatory capital (1)	1.22	1.43	1.46

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

The net gains on held-to-maturity securities in 2012 occurred from the sales of mortgage-backed securities. Each of the securities sold had less than 15 percent of the original acquired principal remaining and were sold under our periodic clean-up process.

Other non-interest income (loss), net increased in 2013 due primarily to losses recorded on trading securities in 2012 that were no longer held in 2013. As discussed above in “Components of Net Interest Income,” the losses on the trading securities occurred because these securities had above-market coupon rates and, therefore, were purchased at prices above par. The related premiums paid are recognized as mark-to-market losses as their fair values approach par at maturity. As noted earlier, the resulting net earnings from the trading securities reflected at-market returns.

Other expenses experienced modest increases in 2013, which primarily reflected funding of pension programs in the current interest rate environment and an increase in fees for legal services.

Effect of Derivatives and Hedging Activities

(In millions)	2013	2012	2011
Net gains (losses) on derivatives and hedging activities
Advances:
Gains on fair value hedges	$10	$7	$8
Gains (losses) on derivatives not receiving hedge accounting	5	(5)	(9)
Mortgage loans:
(Losses) gains on derivatives not receiving hedge accounting	(11)	1	(4)
Consolidated Obligation Bonds:
Gains on fair value hedges	1	—	1
Gains on derivatives not receiving hedge accounting	3	6	2
Total net gains (losses) on derivatives and hedging activities	8	9	(2)
Net gains (losses) on financial instruments held at fair value (1)	—	2	(3)
Total net effect of derivatives and hedging activities	$8	$11	$(5)

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The annual amounts of income volatility in overall derivatives and hedging activities were modest compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions. In each of the periods shown, the market value adjustment, as a percentage of the notional amount of derivatives, was less than 0.10 percentage points except for using derivatives to hedge mortgage loan purchase commitments in the MPP.

To hedge mortgage commitments we may utilize forward settle agreements of to-be-announced mortgage-backed securities. The $11 million loss in 2013 on this hedging activity reflected ineffectiveness (including not hedging all the commitments) between the commitments and the forward agreements.

Affordable Housing Program Assessments

In 2013, assessments totaled $30 million and lowered ROE by 0.58 percentage points. In 2012, assessments totaled $27 million and lowered ROE by 0.72 percentage points. The smaller impact of assessments on ROE in 2013 was due primarily to the growth in capital.

Analysis of Quarterly ROE

The following table summarizes the components of 2013's quarterly ROE and provides quarterly ROE for 2012 and 2011.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Components of 2013 ROE:
Net interest income:
Other net interest income	6.58%	6.11%	6.70%	6.16%	6.38%
Net (amortization)/accretion	(0.09)	(0.03)	0.09	(0.09)	(0.03)
Prepayment fees	0.04	0.06	0.01	0.08	0.05
Total net interest income	6.53	6.14	6.80	6.15	6.40
Reversal for credit losses	(0.22)	(0.31)	(0.07)	—	(0.15)
Net interest income after reversal for credit losses	6.75	6.45	6.87	6.15	6.55
Net gains (losses) on derivatives and hedging activities	0.38	(0.11)	0.11	0.26	0.16
Other non-interest income	0.29	0.22	0.20	0.22	0.23
Total non-interest income	0.67	0.11	0.31	0.48	0.39
Total revenue	7.42	6.56	7.18	6.63	6.94
Total other expense	1.30	1.21	1.21	1.31	1.26
Assessments	0.63	0.55	0.60	0.54	0.58
2013 ROE	5.49%	4.80%	5.37%	4.78%	5.10%

2012 ROE	6.50%	6.03%	6.05%	6.22%	6.20%

2011 ROE	4.80%	4.28%	2.07%	4.44%	3.89%

Quarterly ROEs in 2013 decreased from those in 2012 due to the factors discussed above, most notably a dilution of ROE from growth in capital used to capitalize Advances, management's asset-liability strategies, lower Advance prepayment fees, and lower MPP balances. The moderate volatility in quarterly ROEs in 2013 were due primarily to some variability in asset-liability management strategies, the timing of Advance growth, reversal of credit losses, and net gains (losses) on derivatives and hedging activities.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
2013
Net interest income after reversal for credit losses	$229	$106	$335
Net income	$184	$77	$261
Average assets	$86,609	$7,082	$93,691
Assumed average capital allocation	$4,733	$388	$5,121
Return on average assets (1)	0.21%	1.09%	0.28%
Return on average equity (1)	3.88%	20.00%	5.10%

2012
Net interest income after provision for credit losses	$210	$97	$307
Net income	$154	$81	$235
Average assets	$58,708	$7,994	$66,702
Assumed average capital allocation	$3,335	$454	$3,789
Return on average assets (1)	0.26%	1.01%	0.35%
Return on average equity (1)	4.62%	17.76%	6.20%

2011
Net interest income after provision for credit losses	$176	$61	$237
Net income	$100	$38	$138
Average assets	$59,563	$7,725	$67,288
Assumed average capital allocation	$3,148	$408	$3,556
Return on average assets (1)	0.17%	0.49%	0.21%
Return on average equity (1)	3.18%	9.35%	3.89%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net income in 2013 was due primarily to Advance growth and lower net amortization for mortgage-backed securities. These favorable factors were partially offset by net gains on securities sales recognized in 2012 that did not reoccur in 2013 and the unfavorable factors for net interest income described above.

ROE decreased in 2013 even though net income increased because the total increase in net income was insufficient to offset the increase in average total capital to support Advance growth. The growth in capital diluted ROE because earnings were spread over a larger capital base.

MPP Segment
The MPP continued to earn a substantial level of profitability compared with market interest rates, with a moderate amount of market risk and credit risk. In 2013, the MPP averaged eight percent of total average assets while accounting for 30 percent of earnings.

Net income for 2013 decreased $4 million compared to 2012 as a result of lower MPP balances and a decrease in the amount of short-funding allocated to the segment as discussed in "Components of Net Interest Income." These factors were mostly offset by lower net amortization and reversals for credit losses.

Despite the reduction in net income, ROE increased in 2013 due to a lower amount of allocated capital that occurred due to lower MPP balances and the Advance growth which resulted in more capital being allocated to the Traditional Member Finance segment.

Compared to the Traditional Member Finance segment, the MPP segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure, but also provides the opportunity for enhancing risk-adjusted returns which normally augments earnings. As discussed elsewhere, although mortgage assets are the largest source of our market risk, we believe that we have historically managed this risk prudently and consistently with our risk appetite and corporate objectives, and that these assets do not excessively elevate the balance sheet's overall market risk exposure.

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

We have historically emphasized strategies aimed at ensuring a moderate level of market risk, with the goal of providing a competitive earnings stream over a wide variety of market and business environments and having a relatively small amount of earnings volatility. These strategies include, among others: 1) conservative management of market risk exposure, 2) controlled growth in mortgage assets and 3) hedging practices that attempt to appropriately minimize earnings volatility from the use of derivatives.

Policy Limits on Market Risk Exposure
We have five sets of policy limits regarding market risk exposure, which primarily address long-term market risk exposure. We determine compliance with our policy limits at every month end or more frequently if market or business conditions change significantly or are volatile. In the fourth quarter of 2013, we performed a comprehensive review of all market risk policy limits to ensure that they continue to be effective and aligned with our moderate risk appetite philosophy.

▪
Market Value of Equity Sensitivity. The market value of equity for the entire balance sheet in two hypothetical interest rate scenarios (up 200 basis points and down 200 basis points from the current interest rate environment) must be between positive and negative 12 percent of the current balance sheet's market value of equity. The interest rate movements are “shocks,” defined as instantaneous, permanent, and parallel changes in interest rates in which every point on the yield curve is changed by the same amount. We reduced this limit from 15 percent to 12 percent following the review of policy limits discussed above. We believe the revised limit better aligns with our moderate risk appetite philosophy.

▪
Duration of Equity. The duration of equity for the entire balance sheet in the current (“flat rate” or “base case”) interest rate environment must be between positive and negative six years. In addition, the duration of equity in each of the two interest rate shock scenarios must be within positive and negative seven years, which we reduced in late 2013 from eight years.

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

▪	Mortgage Assets as a Multiple of Regulatory Capital. The amount of mortgage assets must be less than six times the amount of regulatory capital.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Full Year
Market Value of Equity	$5,288	$5,319	$5,268	$5,127	$4,962	$4,788	$4,620
% Change from Flat Case	3.1%	3.7%	2.8%	—	(3.2)%	(6.6)%	(9.9)%
2012 Full Year
Market Value of Equity	$4,281	$4,279	$4,292	$4,330	$4,337	$4,186	$3,955
% Change from Flat Case	(1.1)%	(1.2)%	(0.9)%	—	0.2%	(3.3)%	(8.7)%

Month-End Results
December 31, 2013
Market Value of Equity	$5,205	$5,271	$5,187	$5,044	$4,925	$4,814	$4,711
% Change from Flat Case	3.2%	4.5%	2.8%	—	(2.4)%	(4.6)%	(6.6)%
December 31, 2012
Market Value of Equity	$4,991	$4,976	$4,947	$4,878	$4,759	$4,585	$4,401
% Change from Flat Case	2.3%	2.0%	1.4%	—	(2.4)%	(6.0)%	(9.8)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Full Year	0.1	1.2	2.9	3.4	3.5	3.7	3.6
2012 Full Year	1.8	1.3	0.4	(1.4)	2.0	4.9	6.4

Month-End Results
December 31, 2013	(2.3)	1.0	2.9	2.5	2.4	2.3	2.1
December 31, 2012	1.8	1.8	1.8	1.9	3.2	4.1	4.1

During 2013, as in 2012, the market risk exposure to changing interest rates was moderate overall, consistent with the normal range of long-term historical exposure, and well within policy limits. Overall market risk and earnings exposure to further reductions in long-term rates continued to benefit from slower mortgage prepayment speeds (given the level of rates and composition of mortgage assets) over the last several years, than the speeds that would be expected under normal conditions for housing and credit markets.

We positioned exposure to higher rates at moderately elevated levels in the third quarter of 2013 versus 2012, but reduced the exposure to long-term average levels in the fourth quarter. The reduction in risk exposure to rising rates was executed as part of a management strategy to further preserve the market value of our capital in an environment where the plausibility of a secular trend of rising interest rates appears to be growing. The impact to current earnings from the reduction in market risk exposure was to lower the annualized ROE by approximately 0.40 percentage points.

Based on the totality of our market risk analysis, we expect that profitability, defined as the level of ROE compared with short-term market rates, will remain competitive unless interest rates change by extremely large amounts in a short period of time. Decreases in long-term interest rates even up to two percentage points (which would put fixed-rate mortgages at almost two percent) would still result in ROE being above market interest rates.

We believe that profitability would not become uncompetitive in a rising rate environment unless long-term rates were to permanently increase in a short period of time by as much as five percentage points or more combined with short-term rates increasing to at least eight percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were accompanied with very stressful unfavorable changes in other market and business variables for our business model. We believe such a scenario is extremely unlikely to occur. However, our current level of profitability compared to short-term rates could decline quickly (even though it would remain competitive) in a fast rising rate environment. This was part of the basis for management's action to decrease market risk exposure to higher rates.

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits.

	December 31, 2013	Monthly Average Year Ended December 31, 2013	December 31, 2012
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	105%	109%	116%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	108	112	117
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	100	102	109

In 2013, the market capitalization ratios in the scenarios indicated continued to be above policy limits. However, the ratios declined during the year primarily due to a decrease in the amount of mortgage asset leverage resulting primarily from the increase in our capital base. Contributing factors were moderately lower market prices on mortgage assets and higher mortgage rates (which normally lowers the market value of equity). Even with the recent decline, the ratios remain at favorable levels because retained earnings are currently 13 percent of regulatory capital stock and we have maintained market risk exposure at moderate levels.

The market capitalization ratio can be a valuable measure of risk exposure, particularly when the fluctuations observed in the metric are driven by market risk factors. However, the recently observed declines throughout 2013 were largely due to factors that do not signify an increase in the overall riskiness of our balance sheet, except for the higher mortgage rates.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At December 31, 2013, the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.2 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2013 Full Year	6.3%	10.6%	8.9%	—	(14.0)%	(29.0)%	(43.7)%
2012 Full Year	(9.2)%	(8.2)%	(5.4)%	—	2.0%	(8.2)%	(24.7)%

Month-End Results
December 31, 2013	7.7%	16.3%	11.3%	—	(12.6)%	(24.6)%	(36.1)%
December 31, 2012	3.5%	3.5%	3.1%	—	(10.0)%	(24.0)%	(39.1)%

The sensitivities indicate that the market risk exposure of the mortgage assets portfolio had similar trends in the last two years across interest rate shocks as those of the entire balance sheet. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation.

The measured risk exposure of our mortgage assets portfolio, on average, increased in 2013 relative to 2012. The increase was a result of prepayment modeling enhancements made in the latter part of 2012, increases in mortgage rates, and management's positioning of risk in the second and third quarters. When comparing year-end measures, risk positioning to rising rates was stable, which reflects actions taken in the fourth quarter of 2013 to further hedge this exposure. We believe the mortgage assets portfolio continues to have an acceptable amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our risk appetite philosophy and cooperative business model.

Use of Derivatives in Market Risk Management
The following table presents the notional principal amounts of the derivatives used to hedge other financial instruments classified by how we designate the hedging relationship.

(In millions)		December 31, 2013		December 31, 2012
Hedged Item/Hedging Instrument	Hedging Objective	Fair Value Hedge	Economic Hedge	Fair Value Hedge	Economic Hedge
Advances:
Pay-fixed, receive floating interest rate swap (without options)	Converts the Advance's fixed rate to a variable rate index.	$1,284	$—	$1,519	$—
Pay-fixed, receive floating interest rate swap (with options)	Converts the Advance's fixed rate to a variable rate index and offsets option risk in the Advance.	2,093	128	2,604	174
Pay-float with embedded features, receive floating interest rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by offsetting embedded option risk in the Advance.	—	—	35	—
Total Advances		3,377	128	4,158	174
Mortgage Loans:
Forward settlement agreement	Protects against changes in market value of fixed rate Mandatory Delivery Contracts resulting from changes in interest rates.	—	31	—	—
Consolidated Obligations Bonds:
Receive-fixed, pay floating interest rate swap (without options)	Converts the Bond's fixed rate to a variable rate index.	855	—	2,269	3,400
Receive-fixed, pay floating interest rate swap (with options)	Converts the Bond's fixed rate to a variable rate index and offsets option risk in the Bond.	285	4,015	1,835	200
Total Consolidated Obligations Bonds		1,140	4,015	4,104	3,600
Stand-Alone Derivatives:
Mandatory Delivery Contracts	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	—	37	—	124
Total		$4,517	$4,211	$8,262	$3,898

In addition to issuing long-term Bonds, we may engage in derivative transactions, primarily interest rate swaps and forward settlement agreements of mortgage-backed securities, to manage market risk exposure. The notional amount of derivatives decreased significantly, by $3.4 billion (28 percent), from the end of 2012 to December 31, 2013.

The decline in the notional amount of interest rate swaps was due primarily to our decision to avoid transacting certain new interest rates swaps (i.e., swapped fixed-rate Bonds) in part due to the unresolved uncertainties with costs, operating and regulatory processes and the credit and legal risks associated with derivatives clearing requirements under the Dodd-Frank Act. The decrease in swaps did not materially affect our market risk exposure or profitability because the reduction in Bond-related swaps was replaced with short-term Discount Notes and unswapped adjustable-rate Bonds, each of which has a similar interest rate risk profile and interest cost as those resulting from hedging Bonds with interest rate swaps. However, the decrease in swap usage raised repricing basis risk between assets indexed to LIBOR and Discount Note Obligations. We believe this increased basis risk is moderate primarily due to the long-term performance of our Discount Notes relative to LIBOR.

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

We have always complied with each capital requirement. The regulatory capital ratio averaged 5.63 percent in 2013 and at December 31, 2013 was 5.27 percent. The latter metric means that, given the amount of regulatory capital, total assets could increase by approximately $33 billion with no new stock purchases before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 15 of the Notes to Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Board-approved Retained Earnings and Dividend Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. The current minimum retained earnings requirement is $375 million, based on mitigating quantifiable risks under very stressed business and market scenarios to at least a 99 percent confidence level. Given the recent financial and regulatory environment, we have been carrying a greater amount of retained earnings, $621 million at December 31, 2013, than required by the Policy. We will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement.

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

(Dollars in millions)	Year-end 2013	Monthly Average 2013	Year-end 2012
Market risk-based capital	$199	$204	$171
Credit risk-based capital	222	230	205
Operational risk-based capital	126	131	113
Total risk-based capital requirement	547	565	489
Total permanent capital	5,435	5,271	4,759
Excess permanent capital	$4,888	$4,706	$4,270
Risk-based capital as a percent of permanent capital	10%	11%	10%

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

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses, consistent with our conservative risk management principles and desire to have no residual credit risk related to member borrowings. We believe that credit risk exposure in our secured lending activities continued to be minimal in 2013. We base this assessment on the following factors:

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At December 31, 2013, our policy of over-collateralization resulted in total collateral pledged of $222.7 billion to serve members' total borrowing capacity of $172.4 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for CMRs) on December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single-family loans	$125.0	56%	$111.6	56%
Multi-family loans	33.2	15	17.6	9
Commercial real estate	26.5	12	19.2	10
Home equity loans/lines of credit	20.4	9	24.1	12
Bond securities	17.0	8	25.0	13
Farm real estate	0.6	(a)	0.5	(a)
Total	$222.7	100%	$198.0	100%

(a)	Less than one percent of total pledged collateral.

At December 31, 2013, 65 percent of collateral was related to residential mortgage lending in single-family loans and home equity lines. The increase in multi-family loans and commercial real estate during 2013 was primarily due to the collateral pledged by our largest member.

We assign each member one of four levels of collateral status-Blanket, Securities, Listing, and Physical Delivery-based in part on our internal credit rating model that reflects our view of the member's current financial condition, capitalization, level of problem assets, and other risk factors. Blanket collateral status, which we assign to approximately 85 percent of borrowers, is the least restrictive status and is available for lower risk institutions. Approximately 68 percent of our pledged collateral is under Blanket status. We monitor eligible collateral pledged under Blanket status using quarterly regulatory financial reports or periodic collateral “Certification” documents submitted by all significant borrowers.

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

In the third quarter of 2013, we added investment grade municipal securities to the list of eligible collateral types. As of December 31, 2013, no such securities were pledged as collateral although we expect delivery of such collateral in 2014. We believe accepting municipal securities will have no impact on residual credit risk due to over-collateralization and the practice of only accepting securities with credit ratings of single-A or above.

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

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at December 31, 2013.

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

Subprime and Nontraditional Mortgage Loan Collateral. We have policies and processes to identify subprime loans pledged by members to which we have high credit risk exposure or have extended significant credit. Our definitions of subprime loans and nontraditional mortgage loans are expansive and conservative. We perform on-site collateral reviews, sometimes engaging third parties, of members we deem to have high credit risk exposure. The reviews include identification of loans that meet our definitions of subprime and nontraditional. During the review process, we estimate overall subprime and nontraditional mortgage exposure levels by performing random statistical sampling of residential loans in the members' pledged portfolios.

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

Collateralization of Former Members. Underwriting criteria, including the forms of collateral that may be pledged, are generally the same for members and former members. One exception is that former members with outstanding Advances must either deliver sufficient collateral into our custody to cover their Advances (regardless of whether they would qualify for Blanket or Listing status as a member) or have their Advances covered by a subordination or other acceptable form of intercreditor agreement from/by another FHLBank. On December 31, 2013, we had $1.7 billion of Advances outstanding to former members. This amount continued to be overcollateralized through a combination of subordination or other intercreditor security agreements with other FHLBanks and marketable securities and loan collateral held in our custody. Subordination agreements mitigate our risk in the event of borrower default by giving our claim to the value of collateral priority over the interests of the subordinating FHLBank, thus providing that FHLBank an incentive to ensure pledged collateral values are sufficient to cover all parties.

Internal Credit Ratings. We perform credit underwriting of our members and nonborrower members and assign them an internal credit rating on a scale of one to seven, with a higher number representing a less favorable assessment of the institution's credit and overall financial condition. The credit ratings are based on a combination of internal credit analysis and consideration of available credit ratings from independent credit rating organizations. They are used in conjunction with other measures of the credit risk posed by members and pledged collateral, as described above, in managing credit risk exposure to Advances.

A less favorable credit rating can cause us to 1) decrease the institution's borrowing capacity via higher CMRs, 2) require the institution to provide an increased level of detail on pledged collateral, 3) require it to deliver collateral into our custody, and/or 4) prompt us to more closely and/or frequently monitor the institution using several established processes.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure.

(Dollars in billions)
December 31, 2013			December 31, 2012
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	505	$108.4	1-3	485	$67.9
4	125	58.7	4	126	66.2
5	59	4.0	5	71	4.3
6	26	0.9	6	31	0.8
7	22	0.4	7	38	1.2
Total	737	$172.4	Total	751	$140.4

A “4” rating is our assessment of the lowest level of satisfactory performance. Some members continue to be adversely affected by the last recession and the slow economic recovery. The housing market, the primary factor negatively affecting member institutions, has experienced consistent signs of recovery in most regions beginning in mid 2012. As of December 31, 2013, 107 borrowers (15 percent of the total) had credit ratings of "5" through "7," a net decrease of 33 from the end of 2012 and a substantial decline from 2009-2011. These members had $5.3 billion of borrowing capacity at December 31, 2013. There was a net decrease of one member who had a "4" credit rating and a net increase of 20 members with credit ratings of "1," "2," or "3." We believe these trends indicate a general stabilization and improvement in the overall financial condition of our members.

Member Failures, Closures, and Receiverships. There were three member failures in 2013. On their respective dates of closure, all associated credit activity was over-collateralized by assets held in FHLBank custody. All related credit activity (Advances and Letters of Credit) of these former members has since been repaid or canceled.

Member Concentration. Borrower concentration increased substantially compared with levels over the last several years due to an increase in borrowings from one member, JPMorgan, beginning in mid 2012. We believe the effect on credit risk exposure from borrower concentration is minimal because of our application of normal credit risk mitigations, the most important of which is over-collateralization of borrowings. In the remote possibility of failure of a member to whom we lent a large amount of Advances, combined with the Federal Deposit Insurance Corporation's decision not to repay Advances, we would implement our member failure plan to liquidate collateral to recover losses from losing principal and interest on the Advances balances.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is modest and on a downward trend, based on the following factors:

▪	various credit enhancements for conventional loans, which are designed to protect us against credit losses;

▪	conservative underwriting and loan characteristics consistent with favorable expected credit performance;

▪	a relatively minor overall amount of delinquencies and defaults when compared to national averages;

▪
charge-offs totaling $3.2 million in 2013 and $12.9 million program-to-date through December 31, 2013 in relation to $5.9 billion of conventional loans unpaid principal balance at December 31, 2013; and

▪
in addition to the low program-to-date charge-offs, financial analysis suggesting future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	December 31, 2013	December 31, 2012
< 620	—%	—%
620 to < 660	2	3
660 to < 700	9	9
700 to < 740	18	18
>= 740	71	70

Weighted Average	758	757

(1)	Represents the FICO® score at origination.

There was little change in the distribution of FICO® scores at origination in 2013 compared with 2012. We believe the distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At December 31, 2013, 71 percent of the portfolio had scores at an excellent level of 740 or above and 89 percent had scores above 700 which is a threshold generally considered indicative of homeowners' with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	December 31, 2013	December 31, 2012	Loan-to-Value	December 31, 2013	December 31, 2012
<= 60%	19%	20%	<= 60%	33%	27%
> 60% to 70%	17	18	> 60% to 70%	26	20
> 70% to 80%	53	52	> 70% to 80%	25	29
> 80% to 90%	7	6	> 80% to 90%	11	14
> 90%	4	4	> 90% to 100%	3	5
			> 100%	2	5
Weighted Average	71%	70%	Weighted Average	65%	69%

Overall loan-to-value ratios continue to show positive trends as the overall housing market has undergone a sustained recovery. At December 31, 2013, 16 percent of loans were estimated to have current loan-to-value ratios above 80 percent, up from 11 percent at origination. However, we estimate the portfolio on aggregate to have a weighted average loan-to-value ratio of 65 percent, which is six percent lower than what was estimated at origination and four percent lower than at December 31, 2012. We believe the overall trend is consistent with an acceptable credit quality of the portfolio.

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

	December 31, 2013		December 31, 2012
Ohio	59%	Ohio	56%
Kentucky	13	Kentucky	11
Indiana	7	Indiana	9
Tennessee	3	California	3
California	2	Tennessee	2
All others	16	All others	19
Total	100%	Total	100%

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account. The Lender Risk Account is a holdback of a portion of the initial purchase price. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to pre-defined acceptable levels of exposure on the loan pools they sell to us. The Lender Risk Account is funded by the FHLBank from a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses. The amount of loss claims against the Lender Risk Account in 2013 was approximately $4 million. The Account had balances of $115 million and $103 million at December 31, 2013 and 2012, respectively. For more information, see Note 10 of the Notes to Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	December 31, 2013	December 31, 2012
Early stage delinquencies - unpaid principal balance (1)	$59	$64
Serious delinquencies - unpaid principal balance (2)	58	76
Early stage delinquency rate (3)	1.0%	1.0%
Serious delinquency rate (4)	1.0	1.2
National average serious delinquency rate (5)	2.9	3.7

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The December 31, 2013 rate is based on September 30, 2013 data.

The MPP has experienced a moderate amount of delinquencies and foreclosures, with rates continuing to be well below national averages. We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At December 31, 2013, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $107 million of conventional principal balances with current estimated loan-to-values above 100 percent, $10 million (nine percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods.

(In millions)	December 31, 2013	December 31, 2012
Estimated incurred credit losses, before credit enhancements	$(31)	$(56)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	3	5
Supplemental mortgage insurance	17	25
Lender Risk Account	4	8
Allowance for credit losses, after credit enhancements	$(7)	$(18)

The data presented above are aggregated information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The reduction in the allowance for credit losses at December 31, 2013 compared to the end of 2012 was driven primarily by improvements in the housing market as reflected by an estimated eight percent growth in national home prices in 2013 and an improving trend of delinquencies. We cannot predict the future course of factors that determine incurred credit losses, including home prices, macro-economic conditions such as unemployment rates, estimated loss severities, the health of mortgage insurance providers, and regulatory or accounting guidance.

In addition to the allowance for credit losses recorded, we regularly analyze, using recognized third-party credit and prepayment models, potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates, we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, for a 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $25 million, which would decrease annual ROE by approximately only 0.07 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the PMI providers.

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and MGIC. Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. At December 31, 2013 we had $2.4 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time.

In a scenario in which home prices do not change and both providers fail to pay their insurance coverage on defaulting loans (with an assumption that we would obtain a 50 percent recovery rate), we estimate at December 31, 2013 our exposure to the providers over the life of the MPP loans was $9 million. In an adverse scenario in which home prices decline 20 percent over the next two years and both providers fail to pay claims (with the same recovery assumption), we estimate exposure to be approximately $17 million.

Based on our most-recent analysis including consulting with a third-party rating agency, we believe it is likely each provider will fulfill its contractual insurance obligations. However, because of the uncertainty of this assessment we concluded, as of December 31, 2013, that payments on a portion of our SMI coverage may not be probable and have incorporated an estimate of such in our loan loss reserve. We estimate that $0.5 million of payments are not probable at December 31, 2013. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined in the last year.

Investments
Liquidity Investments. The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resell agreements, the ratings shown are based on ratings on the associated collateral.

(In millions)	December 31, 2013
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$760	$980	$1,740
Certificates of deposit	—	1,800	385	2,185
Total unsecured liquidity investments	—	2,560	1,365	3,925
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	2,350	—	2,350
Government-sponsored enterprises (1)	—	28	—	28
Total guaranteed/secured liquidity investments	—	2,378	—	2,378
Total liquidity investments	$—	$4,938	$1,365	$6,303

	December 31, 2012
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,640	$1,710	$3,350
Total unsecured liquidity investments	—	1,640	1,710	3,350
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	3,800	—	3,800
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	3,826	—	3,826
Total liquidity investments	$—	$5,466	$1,710	$7,176

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

We believe all of the liquidity investments were purchased from counterparties that have a strong ability to repay principal and interest. By Finance Agency Regulations, unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited to maturities not to exceed nine months and limited to a dollar amount based on a percentage of eligible regulatory capital. Eligible capital is defined as the lesser of our total regulatory capital or the eligible amount of Tier 1 capital, or if not available other comparable capital, of the counterparty. The permissible percentage ranges from one percent to 15 percent based on the counterparty's lowest long-term credit rating of its debt from an NRSRO.

The lowest long-term credit rating for a counterparty to which we are permitted to extend credit is double-B. In practice, for many years we have maintained a tighter restriction and generally invested funds only in those eligible institutions with long-term credit ratings of at least single-A. In addition, we restrict maturities, reduce dollar exposure, and avoid new investments with counterparties we deem to represent elevated credit risk.

We actively monitor our credit exposure and the credit quality of all of our counterparties and the environment in which they operate. This includes ongoing assessments of each counterparty's financial condition, performance, and capital adequacy; sovereign support; the market's current perceptions of the counterparty's market presence and activities; and general macro-economic, political, and market conditions.

In 2014, pursuant to Finance Agency Regulation, we will reduce our reliance on NRSRO ratings for unsecured investment activity and enhance internal credit risk analytics on unsecured counterparties.

At December 31, 2013 and 2012, as well as many business days during these two years, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us. Related to the federal government's recent issues with the debt ceiling, we view the potential pledge of U.S. Treasury collateral for resale agreements as a low residual risk, in part because we maintain a two percent haircut on such collateral.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2013
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$600	$—	$600
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	600	875	1,475
Finland	AAA	760	—	760
Australia	AAA	600	—	600
United Kingdom	AA+	—	490	490
Total U.S. branches and agency offices of foreign commercial banks		1,960	1,365	3,325
Total unsecured investment credit exposure		$2,560	$1,365	$3,925

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	December 31, 2013
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Total
Domestic	$—	$—	$600	$600
U.S. branches and agency offices of foreign commercial banks:
Canada	490	385	600	1,475
Finland	760	—	—	760
Australia	—	—	600	600
United Kingdom	490	—	—	490
Total U.S. branches and agency offices of foreign commercial banks	1,740	385	1,200	3,325
Total unsecured investment credit exposure	$1,740	$385	$1,800	$3,925

At December 31, 2013, all of the $3.9 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency Regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties.

We believe we face minimal exposure in our unsecured investments to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt, especially to those countries currently experiencing financial distress, and we are aggressive in limiting exposure to such counterparties. The exposure to non-U.S. countries at December 31, 2013 was comprised of lending to six institutions.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
Most of our mortgage-backed securities are residential GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees; we believe the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued by Ginnie Mae and mortgage-backed securities issued and guaranteed by the NCUA. These investments totaled $1.9 billion at December 31, 2013. The majority of the Ginnie Mae securities are fixed-rate. The NCUA securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The FHLBank held no private-label mortgage-backed securities at December 31, 2013.

Derivatives
Credit Risk Exposure. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at December 31, 2013. Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout 2013, totaling $3 million. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change; however, contractual collateral provisions in these derivatives limit our exposure to acceptable levels.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	510	3	—	3
A	4,010	—	—	—
Baa/BBB	4,171	—	—	—
Member institutions (2)	37	—	—	—
Total	$8,728	$3	$—	$3

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)
December 31, 2013				December 31, 2012
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Morgan Stanley Capital Services	Baa/BBB	$3,421	$—	BNP Paribas	A	$2,181	$—
Deutsche Bank AG	A	1,458	—	Citigroup Financial Products Inc.	Baa/BBB	1,542	—
Royal Bank of Scotland PLC	A	1,142	—	Wells Fargo Bank, N.A.	Aa/AA	1,365	4
All others (9 counterparties)	Baa/BBB to Aa/AA	2,639	3	Royal Bank of Scotland PLC	A	1,324	—
Total		$8,660	$3	All others (10 counterparties)	Baa/BBB to Aa/AA	5,624	2
				Total		$12,036	$6

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we do not believe that any of them will be unable to continue making timely interest payments or, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. Related to the federal government's recent issues with the debt ceiling, at December 31, 2013, and generally as a practice, we did not have any U.S. Treasury securities pledged as collateral to us for derivatives transactions. However, all of our active derivatives counterparties have the ability to pledge Treasury securities. We employ a minimum of a two percent Treasury securities collateral haircut and view the potential pledge of such collateral as a low residual risk.

As of December 31, 2013, we had $0.2 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan, which also had outstanding credit services with us totaling $41.7 billion. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

At December 31, 2013, for reasons discussed elsewhere in this filing, we had no interest rate swaps that were required to be cleared under the Dodd-Frank Act.

Lehman Brothers Derivatives. On September 15, 2008, Lehman Brothers Holdings, Inc. ("Lehman Brothers") filed a petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. We had 87 derivative transactions (interest rate swaps) outstanding with a subsidiary of Lehman Brothers, Lehman Brothers Special Financing, Inc. ("LBSF"), with a total notional principal amount of $5.7 billion. Under the provisions of our master agreement with LBSF, all of these swaps automatically terminated immediately prior to the bankruptcy filing by Lehman Brothers. The close-out provisions of the Agreement required us to pay LBSF a net settlement of approximately $189 million, which represented the swaps' total estimated market value at the close of business on Friday, September 12, 2008. We paid LBSF approximately $14 million to settle all of the transactions, comprised of the $189 million market value amount minus the value of collateral we had delivered previously and other interest and expenses. On September 16, 2008, we replaced these swaps with other counterparties. The new swaps had the same terms and conditions as the terminated LBSF swaps. The counterparties to the new swaps paid us a net amount of approximately $232 million to enter into these transactions based on the estimated market values at the time we replaced the swaps.

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

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is from access to the capital markets through participation in the issuance of cost-effective FHLBank System debt securities (Consolidated Obligations) and through execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in 2013, our participations in the System's debt issuances totaled $165.1 billion for Discount Notes and $34.0 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during 2013 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. There were minimal, if any, stresses on our liquidity from the uncertainty surrounding the federal government's recent and ongoing issues with the debt ceiling and risk of Treasury default (prior to resolution). Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both by meeting a contingency liquidity requirement discussed below and because we were able to adequately access the capital markets to issue debt. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We normally hold over 20 days of positive liquidity under each scenario. The amount of overnight liquidity per the Finance Agency guidance and our internal operational liquidity measures was generally in the range of $8 billion to $15 billion during each day of 2013.

We increased liquidity beginning in late September 2013 as an abundance of caution with the government's issues referenced above. The additional liquidity occurred from both a larger amount of liquidity investments (including on some dates deposits held at the Federal Reserve) and a higher number of days of positive liquidity. For example, on December 31, 2013, we held 38 days of positive liquidity under our regulatory calculation, which is above average historical levels.

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

Contingency Liquidity Requirement (in millions)	December 31, 2013	December 31, 2012
Total Contingency Liquidity Reserves (1)	$30,699	$23,199
Total Requirement (2)	(11,752)	(10,942)
Excess Contingency Liquidity Available	$18,947	$12,257

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

Deposit Reserve Requirement (in millions)	December 31, 2013	December 31, 2012
Total Eligible Deposit Reserves	$73,531	$54,943
Total Member Deposits	(898)	(1,158)
Excess Deposit Reserves	$72,633	$53,785

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2013. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2012. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$35,691	$6,130	$7,104	$9,102	$58,027
Operating leases (include premises and equipment)	1	2	2	6	11
Mandatorily redeemable capital stock	116	—	—	—	116
Commitments to fund mortgage loans	37	—	—	—	37
Pension and other postretirement benefit obligations	3	6	4	17	30
Total Contractual Obligations	$35,848	$6,138	$7,110	$9,125	$58,221

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at December 31, 2013. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2012, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$13,318	$74	$26	$54	$13,472
Standby bond purchase agreements	11	273	—	—	284
Consolidated Obligations traded, not yet settled	1,122	—	165	75	1,362
Total off-balance sheet items	$14,451	$347	$191	$129	$15,118

(1)	Represents notional amount of off-balance sheet obligations.

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

Insurance Coverage
We have insurance coverage for cyber, employee fraud, forgery and wrongdoing, as well as Directors' and Officers' liability coverage that provides protection for claims alleging breach of duty, misappropriation of funds, neglect, acts of omission, employment practices, and fiduciary liability. We also have property, casualty, computer equipment, automobile, and various types of other coverage as well.

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

Accounting for Derivatives and Hedging Activity

In accordance with Finance Agency Regulations, we execute all derivatives to reduce market risk exposure, not for speculation or solely for earnings enhancement. As in past years, in 2013 all outstanding derivatives hedged specific assets, liabilities, or Mandatory Delivery Contracts. We record derivative instruments at their fair values on the Statements of Condition, and we record changes in these fair values in current period earnings. We generally plan our use of derivatives to maximize the probability that they are highly effective in offsetting changes in the market values of the designated balance sheet instruments.

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

Each month, we compute fair values on all derivatives and related hedged instruments across a range of interest rate scenarios. As of year-end 2013, for derivatives receiving long-haul fair value hedge accounting, the total net difference between the fair values of the derivatives and related hedged instruments under an assumption of stressed interest rate environments was in a range of zero to negative $2 million. This range is minimal compared to the amount of notional principal amount.

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

We have historically purchased most of the loans in the MPP at premiums. Overall, mortgage-backed securities have been purchased at net discount prices close to par. At the end of 2013, the MPP had a net premium balance of $182 million and mortgage-backed securities had a net discount balance of $26 million, resulting in a total mortgage net premium balance of $156 million.

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

We regularly perform analyses that test the sensitivity of premium/discount recognition for mortgage assets to changes in prepayment speeds. The following table shows, as of year-end 2013, the estimated adjustments to the immediate recognition of premium amortization/discount accretion for various interest rate shocks (with interest rates not permitted to fall below zero percent). Although some of the changes shown below would result in a substantial change in ROE in the quarter in which the rate change occurred, it currently would not materially threaten the competitiveness of profitability.

(In millions)	-200	-100	-50	Base	+50	+100	+200
	$(22)	$(9)	$(5)	$(1)	$1	$3	$5

Provision for Credit Losses

We evaluate Advances and the MPP to assure an adequate reserve is maintained to absorb probable losses inherent in these portfolios.

Advances
We evaluate probable credit losses inherent in Advances due to borrower default or delayed receipt of interest and principal, taking into consideration the amount recoverable from the collateral pledged. This analysis is performed for each member separately on at least a quarterly basis. We believe we have adequate policies and procedures in place to effectively manage credit risk exposure on Advances. These include monitoring the creditworthiness and financial condition of the institutions to which we lend funds, reviewing the quality and value of collateral pledged by members to secure Advances, estimating borrowing capacity based on collateral value and type for each member, and evaluating historical loss experience. At December 31, 2013, we had rights to collateral (either loans or securities), on a member-by-member basis, with an estimated fair value that exceeds the amount of outstanding Advances. At the end of 2013, the aggregate estimated value of this collateral was $222.7 billion. Although some of this overcollateralization may reflect a desire to maintain excess borrowing capacity, all of a member's pledged collateral would be available as necessary to cover any of that member's credit obligations to the FHLBank.

Based on the nature and quality of the collateral held as security for Advances, including overcollateralization, our credit analyses of members and collateral, and members' prior repayment history (i.e., we have never recorded a loss from an Advance), we believe that no allowance for losses was necessary at December 31, 2013. See Notes 1 and 10 of the Notes to Financial Statements for additional information.

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

Based on our analysis, as of December 31, 2013, we determined that an allowance for credit losses of $7 million was required for our conventional mortgage loans in the MPP. Further substantial reductions in home prices or other economic variables that affect mortgage defaults could increase credit losses experienced in the portfolio.

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

If we were to determine that an other-than-temporary impairment existed, the security would initially be written down to current market value, with the loss recognized in non-interest income if we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of the amortized cost basis. If we do not intend to sell the security and it is not more likely than not we will be required to sell the security before recovery, the security would be written down to current market value with a separate display of losses related to credit deterioration and losses related to all other factors on the income statement. Any non-credit loss related amounts would then be reclassified and recorded in other comprehensive income, resulting in only net credit-related losses recorded on the income statement. As of December 31, 2013 we did not consider any of our investment securities to be other-than-temporarily impaired.

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

The following table summarizes our assets and liabilities measured at fair value on a recurring basis by level of valuation hierarchy.

(Dollars in millions)	December 31, 2013
	Assets				Liabilities
	Trading Securities	Available-for-sale Securities	Derivative Assets (1)	Total	Derivative Liabilities (1)	Consolidated Obligation Bonds (2)	Total
Level 1	—%	—%	—%	—%	—%	—%	—%
Level 2	100	100	100	100	100	100	100
Level 3	—	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%	100%
Total GAAP Fair Value	$2	$2,185	$3	$2,190	$98	$4,018	$4,116

(Dollars in millions)	December 31, 2012
	Assets			Liabilities
	Trading Securities	Derivative Assets(1)	Total	Derivative Liabilities(1)	Consolidated Obligation Bonds (2)	Total
Level 1	—%	—%	—%	—%	—%	—%
Level 2	100	100	100	100	100	100
Level 3	—	—	—	—	—	—
Total	100%	100%	100%	100%	100%	100%
Total GAAP Fair Value	$2	$6	$8	$115	$3,402	$3,517

(1)	Based on total fair value of derivative assets and liabilities after effect of counterparty netting and cash collateral netting.

(2)	Represents Consolidated Obligation Bonds recorded under the fair value option.

RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS

See Note 2 of the Notes to Financial Statements for a discussion of recently issued accounting standards and interpretations.

OTHER FINANCIAL INFORMATION

Income Statements

Summary income statements for each quarter within the two years ended December 31, 2013 are provided in the tables below.

	2013
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$217	$224	$230	$229	$900
Interest expense	142	145	139	146	572
Net interest income	75	79	91	83	328
Reversal for credit losses	(2)	(4)	(1)	—	(7)
Non-interest income	8	2	4	6	20
Non-interest expense	22	23	24	25	94
Net income	$63	$62	$72	$64	$261

	2012
(In millions)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Interest income	$246	$212	$232	$231	$921
Interest expense	165	159	149	140	613
Net interest income	81	53	83	91	308
Provision for credit losses	1	—	—	—	1
Non-interest (loss) income	(1)	22	(4)	(4)	13
Non-interest expense	21	20	22	22	85
Net income	$58	$55	$57	$65	$235

Investment Securities

Data on investments for the years ended December 31, 2013, 2012 and 2011 are provided in the tables below.

(In millions)	Carrying Value at December 31,
	2013	2012	2011
Trading securities:
U.S. Treasury obligations	$—	$—	$331
Government-sponsored enterprises	—	—	2,530
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities	2	2	2
Total trading securities	2	2	2,863

Available-for-sale securities:
Certificates of deposit	2,185	—	3,954
Other (1)	—	—	217
Total available-for-sale securities	2,185	—	4,171

Held-to-maturity securities:
Government-sponsored enterprises	28	26	24
Temporary Liquidity Guarantee Program (TLGP)	—	—	1,411
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities	1,909	1,411	1,501
Government-sponsored enterprise residential mortgage-backed securities	14,150	11,361	9,684
Private-label residential mortgage-backed securities	—	—	17
Total held-to-maturity securities	16,087	12,798	12,637

Total securities	18,274	12,800	19,671

Securities purchased under agreements to resell	2,350	3,800	—
Federal funds sold	1,740	3,350	2,270
Total investments	$22,364	$19,950	$21,941

(1)	Consists of debt securities issued by International Bank for Reconstruction and Development.

As of December 31, 2013, investments had the following maturity and yield characteristics.

(Dollars in millions)	Due in one year or less	Due after one year through five years	Due after five through 10 years	Due after 10 years	Carrying Value
Trading securities:
Mortgage-backed securities(1):
Other U.S. obligation residential mortgage-backed securities	$—	$—	$—	$2	$2
Total trading securities	—	—	—	2	2
Yield on trading securities	—%	—%	—%	2.45%

Available-for-sale securities:
Certificates of deposit	2,185	—	—	—	2,185
Total available-for-sale securities	2,185	—	—	—	2,185
Yield on available-for sale securities	0.15%	—%	—%	—%

Held-to-maturity securities:
Government-sponsored enterprises	28	—	—	—	28
Mortgage-backed securities(1):
Other U.S. obligation residential mortgage-backed securities	—	264	955	690	1,909
Government-sponsored enterprise residential mortgage-backed securities	—	139	289	13,722	14,150
Total held-to-maturity securities	28	403	1,244	14,412	16,087
Yield on held-to-maturity securities	0.11%	1.88%	1.61%	2.32%

Total securities	2,213	403	1,244	14,414	18,274

Securities purchased under agreements to resell	2,350	—	—	—	2,350
Federal funds sold	1,740	—	—	—	1,740
Total investments	$6,303	$403	$1,244	$14,414	$22,364

(1)	Mortgage-backed securities allocated based on contractual principal maturities assuming no prepayments.

As of December 31, 2013, the FHLBank held securities of the following issuers with a book value greater than 10 percent of FHLBank capital. The table includes government-sponsored enterprises, securities of the U.S. government, and government agencies and corporations.

(In millions)	Total	Total
Name of Issuer	Carrying Value	Fair Value
Freddie Mac	$5,195	$5,108
Fannie Mae	8,983	8,813
National Credit Union Administration Trust	1,220	1,224
Government National Mortgage Association	691	665
Certificates of deposit (4 issuers)	2,185	2,185
Total investment securities	$18,274	$17,995

Loan Portfolio Analysis

The FHLBank's outstanding loans, loans 90 days or more past due and accruing interest, and allowance for credit loss information for the five years ended December 31 are shown below. The FHLBank's interest and related shortfall on non-accrual loans and loans modified in troubled debt restructurings was not material during the years presented below.

(Dollars in millions)	2013	2012	2011	2010	2009
Domestic:
Advances	$65,270	$53,944	$28,424	$30,181	$35,818
Real estate mortgages	$6,826	$7,548	$7,871	$7,782	$9,366
Real estate mortgages past due 90 days or more (including those in process of foreclosure) and still accruing interest	$89	$113	$145	$133	$135
Non-accrual loans, unpaid principal balance (1)	$3	$3	$2	$—	$—
Troubled debt restructurings (not included above)	$4	$3	$1	$—	$—
Allowance for credit losses on mortgage loans, beginning of year	$18	$21	$12	$—	$—
Charge-offs	(4)	(4)	(3)	(1)	—
(Reversal) provision for credit losses	(7)	1	12	13	—
Allowance for credit losses on mortgage loans, end of year	$7	$18	$21	$12	$—
Ratio of net charge-offs during the period to average loans outstanding during the period	0.05%	0.06%	0.05%	0.02%	—%

(1)	See Note 1 of the Notes to Financial Statements for an explanation of the FHLBank's non-accrual policy.

Other Borrowings

Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of short-term borrowings exceeding 30 percent of total capital for the years ended December 31:

(Dollars in millions)	2013	2012	2011
Discount Notes
Outstanding at year-end (book value)	$38,210	$30,840	$26,136
Weighted average rate at year-end (1) (2)	0.09%	0.13%	0.03%
Daily average outstanding for the year (book value)	$34,574	$29,499	$32,292
Weighted average rate for the year (2)	0.11%	0.10%	0.09%
Highest outstanding at any month-end (book value)	$38,926	$32,556	$37,902
Bonds (short-term)
Outstanding at year-end (par value)	$21,650	$9,140	$2,725
Weighted average rate at year-end (2) (3)	0.11%	0.17%	0.20%
Daily average outstanding for the year (par value)	$16,583	$3,527	$2,635
Weighted average rate for the year (2) (3)	0.13%	0.19%	0.29%
Highest outstanding at any month-end (par value)	$22,010	$9,140	$3,200

(1)	Represents an implied rate without consideration of concessions.

(2)	Amounts used to calculate weighted average rates for the year are based on dollars in thousands. Accordingly, recalculations based upon amounts in millions may not produce the same results.

(3)	Represents the effective coupon rate.

Term Deposits

At December 31, 2013, term deposits in denominations of $100,000 or more totaled $96,000,000. The table below presents the maturities for term deposits in denominations of $100,000 or more:

By remaining maturity at December 31, 2013	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months but within 24 months	Total
(In millions)
Time certificates of deposit	$35	$16	$35	$10	$96

Ratios

	2013	2012	2011
Return on average assets	0.28%	0.35%	0.21%
Return on average equity	5.10	6.20	3.89
Average equity to average assets	5.47	5.68	5.29
Dividend payout ratio	68.10%	60.09%	95.42%

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

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Cincinnati (the "FHLBank") at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Cincinnati, Ohio
March 20, 2014

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)

	December 31,
	2013	2012
ASSETS
Cash and due from banks (Note 3)	$8,598,933	$16,423
Interest-bearing deposits	166	151
Securities purchased under agreements to resell	2,350,000	3,800,000
Federal funds sold	1,740,000	3,350,000
Investment securities:
Trading securities (Note 4)	1,578	1,922
Available-for-sale securities (Note 5)	2,184,879	—
Held-to-maturity securities (includes $0 and $0 pledged as collateral in 2013 and 2012, respectively, that may be repledged) (a) (Note 6)	16,087,162	12,798,448
Total investment securities	18,273,619	12,800,370
Advances (Note 8)	65,270,390	53,943,961
Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 9)	6,825,523	7,548,019
Less: allowance for credit losses on mortgage loans (Note 10)	7,233	17,907
Mortgage loans held for portfolio, net	6,818,290	7,530,112
Accrued interest receivable	85,151	83,904
Premises, software, and equipment, net	13,811	9,143
Derivative assets (Note 11)	3,241	5,877
Other assets	27,101	22,209
TOTAL ASSETS	$103,180,702	$81,562,150
LIABILITIES
Deposits (Note 12)	$913,895	$1,176,605
Consolidated Obligations, net (Note 13):
Discount Notes	38,209,946	30,840,224
Bonds (includes $4,018,370 and $3,402,366 at fair value under fair value option in 2013 and 2012, respectively)	58,162,739	44,345,917
Total Consolidated Obligations, net	96,372,685	75,186,141
Mandatorily redeemable capital stock (Note 15)	115,853	210,828
Accrued interest payable	116,381	106,885
Affordable Housing Program payable (Note 14)	93,789	82,672
Derivative liabilities (Note 11)	97,766	114,888
Other liabilities	160,226	147,362
Total liabilities	97,870,595	77,025,381
Commitments and contingencies (Note 20)
CAPITAL (Note 15)
Capital stock Class B putable ($100 par value); issued and outstanding shares: 46,980 shares in 2013 and 40,106 shares in 2012	4,697,985	4,010,622
Retained earnings:
Unrestricted	510,321	479,253
Restricted	110,843	58,628
Total retained earnings	621,164	537,881
Accumulated other comprehensive loss (Note 16)	(9,042)	(11,734)
Total capital	5,310,107	4,536,769
TOTAL LIABILITIES AND CAPITAL	$103,180,702	$81,562,150

(a)	Fair values: $15,808,397 and $13,177,117 at December 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
INTEREST INCOME:
Advances	$305,658	$240,637	$230,263
Prepayment fees on Advances, net	2,473	20,064	5,808
Interest-bearing deposits	185	571	470
Securities purchased under agreements to resell	1,872	4,527	2,115
Federal funds sold	6,232	6,844	4,542
Trading securities	31	35,580	35,266
Available-for-sale securities	1,827	2,794	8,302
Held-to-maturity securities	313,181	297,127	389,117
Mortgage loans held for portfolio	268,691	312,696	334,857
Loans to other FHLBanks	5	3	3
Total interest income	900,155	920,843	1,010,743
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	36,686	30,699	27,654
Consolidated Obligations - Bonds	529,788	569,949	719,538
Deposits	326	383	594
Loans from other FHLBanks	5	1	—
Mandatorily redeemable capital stock	5,506	11,690	13,955
Other borrowings	—	1	—
Total interest expense	572,311	612,723	761,741
NET INTEREST INCOME	327,844	308,120	249,002
(Reversal) provision for credit losses	(7,450)	1,459	12,573
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR CREDIT LOSSES	335,294	306,661	236,429
OTHER NON-INTEREST INCOME (LOSS):
Net losses on trading securities	(19)	(32,770)	(23,546)
Net realized gains from sale of held-to-maturity securities	—	29,292	16,219
Net gains (losses) on Consolidated Obligation Bonds held under fair value option	330	1,939	(2,896)
Net gains (losses) on derivatives and hedging activities	7,903	8,735	(1,717)
Other, net	11,577	6,216	7,096
Total other non-interest income (loss)	19,791	13,412	(4,844)
OTHER EXPENSE:
Compensation and benefits	33,992	30,854	30,577
Other operating	17,493	14,048	14,884
Finance Agency	5,203	6,002	5,273
Office of Finance	4,535	3,442	3,819
Other	3,164	3,624	2,201
Total other expense	64,387	57,970	56,754
INCOME BEFORE ASSESSMENTS	290,698	262,103	174,831
Affordable Housing Program	29,620	27,379	16,914
REFCORP	—	—	19,644
Total assessments	29,620	27,379	36,558
NET INCOME	$261,078	$234,724	$138,273

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$261,078	$234,724	$138,273
Other comprehensive income adjustments:
Net unrealized (losses) gains on available-for-sale securities	(121)	1,014	(750)
Pension and postretirement benefits	2,813	(1,747)	(2,528)
Total other comprehensive income adjustments	2,692	(733)	(3,278)
Total comprehensive income	$263,770	$233,991	$134,995

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2010	30,924	$3,092,377	$437,874	$—	$437,874	$(7,723)	$3,522,528
Proceeds from sale of capital stock	477	47,731					47,731
Net shares reclassified to mandatorily redeemable capital stock	(142)	(14,213)					(14,213)
Comprehensive income			126,590	11,683	138,273	(3,278)	134,995
Cash dividends on capital stock			(131,934)		(131,934)		(131,934)
BALANCE, DECEMBER 31, 2011	31,259	3,125,895	432,530	11,683	444,213	(11,001)	3,559,107
Proceeds from sale of capital stock	9,248	924,853					924,853
Net shares reclassified to mandatorily redeemable capital stock	(401)	(40,126)					(40,126)
Comprehensive income			187,779	46,945	234,724	(733)	233,991
Cash dividends on capital stock			(141,056)		(141,056)		(141,056)
BALANCE, DECEMBER 31, 2012	40,106	4,010,622	479,253	58,628	537,881	(11,734)	4,536,769
Proceeds from sale of capital stock	7,208	720,820					720,820
Net shares reclassified to mandatorily redeemable capital stock	(334)	(33,457)					(33,457)
Comprehensive income			208,863	52,215	261,078	2,692	263,770
Cash dividends on capital stock			(177,795)		(177,795)		(177,795)
BALANCE, DECEMBER 31, 2013	46,980	$4,697,985	$510,321	$110,843	$621,164	$(9,042)	$5,310,107

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$261,078	$234,724	$138,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(512)	59,389	53,303
Net change in fair value adjustment on derivative and hedging activities	35,607	69,279	167,194
Net change in fair value adjustments on trading securities	19	32,770	23,546
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(330)	(1,939)	2,896
Other adjustments	(7,464)	(27,830)	(3,609)
Net change in:
Accrued interest receivable	(1,216)	30,354	18,129
Other assets	(3,244)	(726)	1,108
Accrued interest payable	10,829	(36,317)	(46,116)
Other liabilities	25,470	42,856	1,284
Total adjustments	59,159	167,836	217,735
Net cash provided by operating activities	320,237	402,560	356,008

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	119,127	279,777	(64,239)
Securities purchased under agreements to resell	1,450,000	(3,800,000)	2,950,000
Federal funds sold	1,610,000	(1,080,000)	3,210,000
Premises, software, and equipment	(7,203)	(2,129)	(1,332)
Trading securities:
Net decrease in short-term	—	2,510,301	3,845,864
Proceeds from maturities of long-term	325	317,746	291
Purchases of long-term	—	—	(321,930)
Available-for-sale securities:
Net (increase) decrease in short-term	(2,185,000)	4,172,157	1,617,844
Held-to-maturity securities:
Net (increase) decrease in short-term	(1,247)	835,392	(119,829)
Proceeds from maturities of long-term	2,686,432	3,771,382	4,009,177
Proceeds from sale of long-term	—	507,531	580,668
Purchases of long-term	(5,977,152)	(5,323,500)	(4,379,865)
Advances:
Proceeds	697,384,820	749,327,365	214,078,820
Made	(708,852,213)	(775,104,699)	(212,401,401)
Mortgage loans held for portfolio:
Principal collected	1,890,141	2,666,537	1,919,727
Purchases	(1,203,883)	(2,374,523)	(2,034,172)
Net cash (used in) provided by investing activities	(13,085,853)	(23,296,663)	12,889,623

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
	For the Years Ended December 31,
	2013	2012	2011
FINANCING ACTIVITIES:
Net (decrease) increase in deposits and pass-through reserves	$(260,961)	$108,546	$(370,695)
Net payments on derivative contracts with financing elements	(42,054)	(113,976)	(170,918)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	165,083,112	250,629,492	413,488,846
Bonds	34,035,263	35,063,026	18,026,094
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(157,714,961)	(245,932,389)	(422,356,907)
Bonds	(20,166,866)	(19,557,835)	(19,845,393)
Proceeds from issuance of capital stock	720,820	924,853	47,731
Payments for redemption of mandatorily redeemable capital stock	(128,432)	(104,079)	(96,134)
Cash dividends paid	(177,795)	(141,056)	(131,934)
Net cash provided by (used in) financing activities	21,348,126	20,876,582	(11,409,310)
Net increase (decrease) in cash and cash equivalents	8,582,510	(2,017,521)	1,836,321
Cash and cash equivalents at beginning of the period	16,423	2,033,944	197,623
Cash and cash equivalents at end of the period	$8,598,933	$16,423	$2,033,944
Supplemental Disclosures:
Interest paid	$584,640	$649,609	$805,791
Affordable Housing Program payments, net	$18,503	$18,902	$30,756
REFCORP assessments paid	$—	$—	$30,646

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI

NOTES TO FINANCIAL STATEMENTS

Background Information

The Federal Home Loan Bank of Cincinnati (the FHLBank), a federally chartered corporation, is one of 12 District Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBank provides a readily available, competitively-priced source of funds to its member institutions. The FHLBank is a cooperative whose member institutions own nearly all of the capital stock of the FHLBank and may receive dividends on their investment to the extent declared by the FHLBank's Board of Directors. Former members own the remaining capital stock to support business transactions still carried on the FHLBank's Statements of Condition. Regulated financial depositories and insurance companies engaged in residential housing finance may apply for membership. Housing associates, including state and local housing authorities, may also borrow from the FHLBank; while eligible to borrow, housing authorities are not members of the FHLBank and, therefore, are not allowed to hold capital stock. A housing authority is eligible to utilize the Advance programs of the FHLBank if it meets applicable statutory requirements. It must be a Housing and Urban Development approved mortgagee and must also meet applicable mortgage lending, financial condition, as well as charter, inspection and supervision requirements.

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

Reclassifications. Certain amounts in the 2012 and 2011 financial statements and footnotes have been reclassified to conform to the 2013 presentation.

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

Interest Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest bearing deposits include certificates of deposits (CDs) not meeting the definition of an investment security. The FHLBank treats securities purchased under agreements to resell as short-term collateralized loans which are classified as assets in the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the FHLBank by third-party custodians approved by the FHLBank. If the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the FHLBank or (2) remit an equivalent amount of cash. Federal funds sold consist of short-term, unsecured loans generally made to investment-grade counterparties.

Investment Securities. The FHLBank classifies investment securities as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

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

In addition, sales of held-to-maturity debt securities that meet either of the following two conditions may be considered as maturities for purposes of the classification of securities: (1) the sale occurs near enough to the security's maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and changes in market interest rates would not have a significant effect on the security's fair value, or (2) the sale of the security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the security or to scheduled payments on the security payable in equal installments (both principal and interest) over its term.

Premiums and Discounts. The FHLBank amortizes purchased premiums and accretes purchased discounts on mortgage-backed securities and other investment categories with a term of greater than one year using the retrospective level-yield method (retrospective method). The retrospective method requires that the FHLBank estimate prepayments over the estimated life of the securities and make a retrospective adjustment of the effective yield each time that the FHLBank changes the estimated life and/or prepayments as if the new estimate had been known since the original acquisition date of the securities. The FHLBank uses nationally recognized third-party prepayment models to project estimated cash flows. Due to their short term nature, the FHLBank amortizes premiums and accretes discounts on other investment categories with a term of one year or less using a straight-line methodology based on the contractual maturity of the securities. Analyses of the straight-line compared to the level-yield methodology have been performed by the FHLBank and it has determined that the impact of the difference on the financial statements for each period reported, taken individually and as a whole, is not material.

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

For securities in an unrealized loss position that meet neither of the first two conditions, the FHLBank performs an analysis to determine whether a credit loss exists. If there is a credit loss, the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive income, which is a component of equity. The credit loss on a debt security is limited to the amount of that security's unrealized loss. The total other-than-temporary impairment is presented in the statement of income with an offset for the amount of the total other-than-temporary impairment that is recognized in accumulated other comprehensive income. Subsequent non-other-than-temporary impairment-related changes in the fair value of available-for-sale securities are included in accumulated other comprehensive income. The other-than-temporary impairment recognized in accumulated other comprehensive income for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional other-than-temporary impairment related to credit loss recognized).

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

Prepayment Fees. The FHLBank charges a borrower a prepayment fee when the borrower prepays certain Advances before the original maturity. The FHLBank records prepayment fees, net of basis adjustments related to hedging activities included in the carrying value of the Advances, as “Prepayment fees on Advances, net” in the interest income section of the Statements of Income.

If a new Advance qualifies as a modification of the existing Advance, the net prepayment fee on the prepaid Advance is deferred, recorded in the basis of the modified Advance, and amortized/accreted using a level-yield methodology over the life of the modified Advance to Advance interest income.

For prepaid Advances that are hedged and meet the hedge accounting requirements, the FHLBank terminates the hedging relationship upon prepayment and records the associated fair value gains and losses, adjusted for the prepayment fees, in interest income. If the FHLBank funds a new Advance to a member concurrent with or within a short period of time after the prepayment of a previous Advance to that member, the FHLBank evaluates whether the new Advance qualifies as a modification of the original hedged Advance. If the new Advance qualifies as a modification of the original hedged Advance, the fair value gains or losses of the Advance and the prepayment fees are included in the carrying amount of the modified Advance, and gains or losses and prepayment fees are amortized in interest income over the life of the modified Advance using a level-yield methodology. If the modified Advance also is hedged and the hedge meets the hedging criteria, the modified Advance is marked to fair value after the modification, and subsequent fair value changes are recorded in other income.

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

Premiums and Discounts. The FHLBank defers and amortizes premiums and accretes discounts paid to and received by the FHLBank's participating members (Participating Financial Institutions, or PFIs) and mark-to-market basis adjustments, as interest income using the retrospective method. The FHLBank aggregates the mortgage loans by similar characteristics (type, maturity, note rate and acquisition date) in determining prepayment estimates for the retrospective method.

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

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The FHLBank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for (1) Advances, letters of credit and other extensions of credit to members, collectively referred to as “credit products”; (2) Federal Housing Administration mortgage loans held for portfolio; and (3) conventional mortgage loans held for portfolio.

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

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property (net of estimated selling costs) and the amount of applicable credit enhancements. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted below.

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

Premises, Software and Equipment, Net. The FHLBank records premises, software and equipment at cost less accumulated depreciation and amortization. The FHLBank's accumulated depreciation and amortization related to these items was $19,161,000 and $18,827,000 at December 31, 2013 and 2012. The FHLBank computes depreciation on a straight-line methodology over the estimated useful lives of assets ranging from three to ten years. The FHLBank amortizes leasehold improvements on a straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The FHLBank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. Depreciation and amortization expense for premises, software and equipment was $2,549,000, $2,176,000, and $2,543,000 for the years ended December 31, 2013, 2012, and 2011.

The FHLBank includes gains and losses on disposal of premises, software and equipment in other income. The net realized gain (loss) on disposal of premises, software and equipment was $13,000, $(3,000), and $(37,000) in 2013, 2012, and 2011.

The cost of computer software developed or obtained for internal use is capitalized and amortized over future periods. As of December 31, 2013 and 2012, the FHLBank had $8,677,000 and $7,789,000 in unamortized computer software costs. Amortization of computer software costs charged to expense was $1,814,000, $1,528,000, and $1,836,000 for the years ended December 31, 2013, 2012, and 2011.

Derivatives. All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties. The fair values of derivatives are netted by counterparty when the netting arrangements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

Embedded Derivatives. The FHLBank may issue debt, make Advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the Advance, debt, or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current-period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments that are selected for the fair value option), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract.

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

Concessions. Dealers receive concessions in connection with the issuance of certain Consolidated Obligations. The Office of Finance prorates the amount of the concession to the FHLBank based upon the percentage of the debt issued that is assumed by the FHLBank. Concessions paid on Consolidated Obligations designated under the fair value option are expensed as incurred in other non-interest expense. Concessions paid on Consolidated Obligation Bonds not designated under the fair value option are deferred and amortized, using a level-yield methodology, over the terms to maturity or the expected lives of the Consolidated Obligation Bonds. Unamortized concessions are included in “Other assets” and the amortization of those concessions is included in Consolidated Obligation Bond interest expense.

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

Employee Benefit Plans. The FHLBank records the periodic benefit cost associated with its employee retirement plans and its contributions associated with its defined contribution plans as compensation and benefits expense in the Statements of Income.

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

Resolution Funding Corporation (REFCORP). Although the FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, they were required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation was satisfied. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP is a corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Note 2 - Recently Issued Accounting Standards and Interpretations

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the Financial Accounting Standards Board (FASB) issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to real estate owned. Specifically, such collateralized mortgage loans should be reclassified to real estate owned when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014. The FHLBank is in the process of evaluating the effects this guidance may have on its financial condition, results of operations, or cash flows, but it is not expected to be material.

Inclusion of the Overnight Index Swap Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. On July 17, 2013, the FASB amended existing guidance to include the Fed Funds Effective Swap Rate (also referred to as Overnight Index Swap Rate (OIS)) as a U.S. benchmark interest rate for hedge accounting purposes. The amendments also remove the restriction on using different benchmark interest rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate, and were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not have a material effect on any of the FHLBank's respective hedging strategies.

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

Presentation of Comprehensive Income. On February 5, 2013, the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. This guidance requires the FHLBank to present, either on the face of the financial statement where net income is presented or in the footnotes, significant amounts reclassified out of accumulated other comprehensive income by component. These amounts are presented only if the amount is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the FHLBank is required to cross-reference to other required disclosures that provide additional detail about these other amounts. This guidance became effective for the FHLBank for interim and annual periods beginning on January 1, 2013 and was applied prospectively. The adoption of this guidance resulted in additional financial statement disclosures, and did not affect the FHLBank's financial condition, results of operations, or cash flows.

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

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements were implemented as of January 1, 2014, and the charge-off requirements should be implemented no later than January 1, 2015. The FHLBank is currently assessing the charge-off provisions of this advisory bulletin and has not yet determined the effect, if any, that this guidance will have on the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Cash and Due from Banks

Compensating Balances. The FHLBank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions on the withdrawal of funds. The average collected cash balances for the years ended December 31, 2013 and 2012 were approximately $68,000 and $53,000.

Pass-through Deposit Reserves. The FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as “Cash and due from banks” includes pass-through reserves deposited with Federal Reserve Banks of approximately $15,884,000 and $18,353,000 as of December 31, 2013 and 2012.

Note 4 - Trading Securities

Table 4.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	December 31, 2013	December 31, 2012
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$1,578	$1,922
Total	$1,578	$1,922

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 4.2 - Net Losses on Trading Securities (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net (losses) gains on trading securities held at period end	$(19)	$8	$(2,034)
Net losses on securities matured during the period	—	(32,778)	(21,512)
Net losses on trading securities	$(19)	$(32,770)	$(23,546)

Note 5 - Available-for-Sale Securities

Table 5.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$2,185,000	$1	$(122)	$2,184,879
Total	$2,185,000	$1	$(122)	$2,184,879

All securities outstanding with gross unrealized losses at December 31, 2013 have been in a continuous unrealized loss position for less than 12 months.

There were no available-for-sale securities outstanding as of December 31, 2012.

Table 5.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	December 31, 2013
Year of Maturity	Amortized Cost	Fair Value
Due in one year or less	$2,185,000	$2,184,879

Table 5.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

December 31, 2013
Amortized cost of available-for-sale securities:
Fixed-rate	$2,185,000

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio for the years ended December 31, 2013, 2012 or 2011.

Note 6 - Held-to-Maturity Securities

Table 6.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	December 31, 2013
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSE) (2)	$27,485	$1	$—	$27,486
Total non-mortgage-backed securities	27,485	1	—	27,486
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,909,099	4,545	(26,396)	1,887,248
GSE residential mortgage-backed securities (4)	14,150,578	141,962	(398,877)	13,893,663
Total mortgage-backed securities	16,059,677	146,507	(425,273)	15,780,911
Total	$16,087,162	$146,508	$(425,273)	$15,808,397

	December 31, 2012
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (2)	$26,238	$2	$—	$26,240
Total non-mortgage-backed securities	26,238	2	—	26,240
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,410,720	4,320	—	1,415,040
GSE residential mortgage-backed securities (4)	11,361,490	375,372	(1,025)	11,735,837
Total mortgage-backed securities	12,772,210	379,692	(1,025)	13,150,877
Total	$12,798,448	$379,694	$(1,025)	$13,177,117

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of Ginnie Mae mortgage-backed securities and/or mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 6.2 - Net Purchased (Discounts) Premiums Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	December 31, 2013	December 31, 2012
Premiums	$32,458	$41,808
Discounts	(58,658)	(24,965)
Net purchased (discounts) premiums	$(26,200)	$16,843

Table 6.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 6.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	December 31, 2013
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$663,278	$(26,396)	$—	$—	$663,278	$(26,396)
GSE residential mortgage-backed securities (2)	8,817,132	(397,252)	48,902	(1,625)	8,866,034	(398,877)
Total	$9,480,410	$(423,648)	$48,902	$(1,625)	$9,529,312	$(425,273)

	December 31, 2012
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
GSE residential mortgage-backed securities (2)	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)
Total	$90,130	$(1,025)	$—	$—	$90,130	$(1,025)

(1)	Consists of Ginnie Mae mortgage-backed securities.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 6.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	December 31, 2013		December 31, 2012
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$27,485	$27,486	$26,238	$26,240
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	27,485	27,486	26,238	26,240
Mortgage-backed securities (2)	16,059,677	15,780,911	12,772,210	13,150,877
Total	$16,087,162	$15,808,397	$12,798,448	$13,177,117

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 6.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	December 31, 2013	December 31, 2012
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$27,485	$26,238
Total amortized cost of non-mortgage-backed securities	27,485	26,238
Amortized cost of mortgage-backed securities:
Fixed-rate	13,048,808	9,509,167
Variable-rate	3,010,869	3,263,043
Total amortized cost of mortgage-backed securities	16,059,677	12,772,210
Total	$16,087,162	$12,798,448

Realized Gains and Losses. The FHLBank sold securities out of its held-to-maturity portfolio during the periods noted below in Table 6.6, each of which had less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification.

Table 6.6 - Proceeds from Sale and Gains on Held-to-Maturity Securities (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Proceeds from sale of held-to-maturity securities	$—	$507,531	$580,668
Gross gains from sale of held-to-maturity securities	—	29,292	16,219

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

For its other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of December 31, 2013, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at December 31, 2013.

The FHLBank also reviewed its available-for-sale securities that have experienced unrealized losses at December 31, 2013 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at December 31, 2013.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2012.

Note 8 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate Advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index. At December 31, 2013 and 2012, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 14), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP-subsidized Advances.

Table 8.1 - Advance Redemption Terms (dollars in thousands)

	December 31, 2013		December 31, 2012
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Overdrawn demand deposit accounts	$150	0.20%	$—	—%
Due in 1 year or less	17,729,350	0.42	12,178,645	0.48
Due after 1 year through 2 years	6,614,470	0.63	5,020,941	1.07
Due after 2 years through 3 years	9,485,558	0.64	6,505,107	0.73
Due after 3 years through 4 years	9,444,110	0.81	6,171,525	0.86
Due after 4 years through 5 years	11,831,887	0.61	9,131,953	0.88
Thereafter	9,987,245	0.78	14,612,607	0.74
Total par value	65,092,770	0.62	53,620,778	0.75
Commitment fees	(750)		(836)
Discount on AHP Advances	(14,953)		(19,308)
Premiums	3,413		3,774
Discount	(14,104)		(13,578)
Hedging adjustments	204,014		353,131
Total	$65,270,390		$53,943,961

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher rate for the Advance relative to an equivalent maturity, non-callable Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLBank that makes the FHLBank financially indifferent to the prepayment of the Advance. At December 31, 2013 and 2012, the FHLBank had callable Advances (in thousands) of $10,072,203 and $12,012,609.

Table 8.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2013	December 31, 2012
Overdrawn demand deposit accounts	$150	$—
Due in 1 year or less	25,109,451	20,726,461
Due after 1 year through 2 years	5,300,184	3,563,705
Due after 2 years through 3 years	7,149,237	4,776,457
Due after 3 years through 4 years	7,050,325	3,746,205
Due after 4 years through 5 years	10,877,078	6,732,368
Thereafter	9,606,345	14,075,582
Total par value	$65,092,770	$53,620,778

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases put options from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At December 31, 2013 and 2012, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,146,400 and $2,587,250.

Table 8.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	December 31, 2013	December 31, 2012
Overdrawn demand deposit accounts	$150	$—
Due in 1 year or less	19,681,750	14,792,295
Due after 1 year through 2 years	6,424,970	4,672,041
Due after 2 years through 3 years	9,338,558	6,193,507
Due after 3 years through 4 years	8,582,710	6,019,525
Due after 4 years through 5 years	11,256,887	8,125,303
Thereafter	9,807,745	13,818,107
Total par value	$65,092,770	$53,620,778

Table 8.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	December 31, 2013	December 31, 2012
Fixed-rate (1)
Due in one year or less	$6,706,181	$9,412,060
Due after one year	8,774,636	8,224,609
Total fixed-rate	15,480,817	17,636,669
Variable-rate (1)
Due in one year or less	10,580,389	2,363,338
Due after one year	39,031,564	33,620,771
Total variable-rate	49,611,953	35,984,109
Total par value	$65,092,770	$53,620,778

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

At December 31, 2013 and 2012, 23 percent and 24 percent, respectively, of the FHLBank's fixed-rate Advances were swapped to a variable rate.

Credit Risk Exposure and Security Terms. The FHLBank's potential credit risk from Advances is concentrated in commercial banks and insurance companies. At December 31, 2013 and 2012, the FHLBank had $51.6 billion and $41.4 billion of Advances outstanding that were greater than or equal to $1.0 billion per borrower. These Advances were made to 6 and 7 borrowers (members and former members), which represented 79.3 percent and 77.2 percent of total Advances outstanding at December 31, 2013 and 2012, respectively. See Note 10 for information related to the FHLBank's credit risk on Advances and allowance methodology for credit losses.

Table 8.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

December 31, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$41,700	64%	JPMorgan Chase Bank, N.A.	$26,000	48%
U.S. Bank, N.A.	4,584	7	Fifth Third Bank	4,732	9
Total	$46,284	71%	U.S. Bank, N.A.	4,586	8
			PNC Bank, N.A. (1)	2,986	6
			Total	$38,304	71%

(1)	Former member.

Note 9 - Mortgage Loans Held for Portfolio

Total mortgage loans held for portfolio represent residential mortgage loans under the MPP that the FHLBank's members originate, credit enhance, and then sell to the FHLBank. The FHLBank does not service any of these loans. The FHLBank plans to retain its existing portfolio of mortgage loans.

Table 9.1 - Mortgage Loans Held for Portfolio (in thousands)

	December 31, 2013	December 31, 2012
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,482,345	$1,695,018
Fixed rate long-term single-family mortgage loans	5,160,854	5,671,123
Total unpaid principal balance	6,643,199	7,366,141
Premiums	177,180	164,243
Discounts	(3,631)	(3,605)
Hedging basis adjustments (2)	8,775	21,240
Total mortgage loans held for portfolio	$6,825,523	$7,548,019

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 9.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	December 31, 2013	December 31, 2012
Unpaid principal balance:
Conventional mortgage loans	$5,897,804	$6,382,835
Federal Housing Administration (FHA) mortgage loans	745,395	983,306
Total unpaid principal balance	$6,643,199	$7,366,141

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 10.

Table 9.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	December 31, 2013			December 31, 2012
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,433	22%	Union Savings Bank	$1,984	27%
PNC Bank, N.A.(1)	1,356	20	PNC Bank, N.A. (1)	1,818	25
Total	$2,789	42%	Guardian Savings Bank FSB	431	6
			Total	$4,233	58%

(1)	Former member.

Note 10 - Allowance for Credit Losses

The FHLBank has established an allowance methodology for each of the FHLBank's portfolio segments: credit products; FHA mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLBank manages its credit exposure to credit products through an integrated approach that includes establishing a credit limit for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLBank lends to eligible borrowers in accordance with federal statutes, including the Federal Home Loan Bank Act (FHLBank Act), and Finance Agency Regulations, which require the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLBank's capital stock owned by its member borrower is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLBank can also require additional or substitute collateral to protect its security interest. Management of the FHLBank believes that these policies effectively manage the FHLBank's credit risk from credit products.

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

Using a risk-based approach, the FHLBank considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At December 31, 2013 and 2012, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2013 and 2012, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during 2013 or 2012.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of December 31, 2013 or 2012. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At December 31, 2013 and 2012, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 20 for additional information on the FHLBank's off-balance sheet credit exposure.

Mortgage Loans Held for Portfolio - FHA

The FHLBank invests in fixed-rate mortgage loans secured by one-to-four family residential properties insured by the FHA. Any losses from such loans are expected to be recovered from the FHA. Any losses from these loans that are not recovered from the FHA would be due to a claim rejection by the FHA and, as such, would be recoverable from the selling participating financial institutions (PFIs). Therefore, the FHLBank only has credit risk for these loans if the seller or servicer fails to pay for losses not covered by insurance. As a result, the FHLBank did not establish an allowance for credit losses on its FHA insured mortgage loans. Furthermore, due to the insurance, none of these mortgage loans have been placed on non-accrual status.

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

Collectively Evaluated Mortgage Loans. The credit risk analysis of conventional loans evaluated collectively for impairment considers historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLBank's best estimate of probable incurred losses at the reporting date. The credit risk analysis of all conventional mortgage loans is performed at the individual Master Commitment Contract level to properly determine the credit enhancements available to recover losses on loans under each individual Master Commitment Contract. The Master Commitment Contract is an agreement with a member in which the member agrees to make every attempt to sell a specific dollar amount of loans to the FHLBank over a one-year period. Migration analysis is a methodology for determining, through the FHLBank's experience over a historical period, the rate of default on loans. The FHLBank applies migration analysis to loans based on payment status categories such as current, 30, 60, and 90 days past due. The FHLBank then estimates, based on historical experience, how many loans in these categories may migrate to a loss realization event and applies a current loss severity to estimate losses. The estimated losses are then reduced by the probable cash flows resulting from credit enhancements available. Any credit enhancement cash flows that are projected and assessed as not probable of receipt do not reduce estimated losses.

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

Qualitative Factors. The FHLBank also assesses other qualitative factors in its estimation of loan losses for the collectively evaluated population. This amount represents a subjective management judgment, based on facts and circumstances that exist as of the reporting date, that is intended to cover other incurred losses that may not otherwise be captured in the methodology described above.

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

Table 10.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	For the Years Ended December 31,
Allowance for credit losses:	2013	2012	2011
Balance, beginning of period	$17,907	$20,750	$12,100
Charge-offs	(3,224)	(4,302)	(3,923)
(Reversal) provision for credit losses	(7,450)	1,459	12,573
Balance, end of period	$7,233	$17,907	$20,750

Table 10.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	December 31, 2013	December 31, 2012
Collectively evaluated for impairment	$7,159	$17,775
Individually evaluated for impairment	$74	$132
Recorded investment, end of period:
Collectively evaluated for impairment	$6,082,636	$6,570,856
Individually evaluated for impairment	7,799	5,249
Total recorded investment	$6,090,435	$6,576,105

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

Table 10.3 - Changes in the LRA (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Balance, at beginning of period	$102,680	$68,684	$44,104
Additions	18,331	39,111	31,071
Claims	(4,118)	(3,409)	(4,755)
Scheduled distributions	(1,657)	(1,706)	(1,736)
Balance, at end of period	$115,236	$102,680	$68,684

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 10.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	December 31, 2013
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$48,619	$53,305	$101,924
Past due 60-89 days delinquent	11,971	18,963	30,934
Past due 90 days or more delinquent	57,934	32,942	90,876
Total past due	118,524	105,210	223,734
Total current mortgage loans	5,971,911	654,399	6,626,310
Total mortgage loans	$6,090,435	$759,609	$6,850,044
Other delinquency statistics:
In process of foreclosure, included above (1)	$46,285	$18,595	$64,880
Serious delinquency rate (2)	0.96%	4.41%	1.34%
Past due 90 days or more still accruing interest (3)	$57,543	$32,942	$90,485
Loans on non-accrual status, included above	$3,077	$—	$3,077

	December 31, 2012
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$47,189	$60,056	$107,245
Past due 60-89 days delinquent	18,103	18,445	36,548
Past due 90 days or more delinquent	77,113	37,890	115,003
Total past due	142,405	116,391	258,796
Total current mortgage loans	6,433,700	883,381	7,317,081
Total mortgage loans	$6,576,105	$999,772	$7,575,877
Other delinquency statistics:
In process of foreclosure, included above (1)	$67,016	$15,843	$82,859
Serious delinquency rate (2)	1.17%	3.82%	1.52%
Past due 90 days or more still accruing interest (3)	$76,871	$37,890	$114,761
Loans on non-accrual status, included above	$2,538	$—	$2,538

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

The FHLBank did not have any real estate owned at December 31, 2013 or 2012.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank does not consider loans with SMI policies that have been discharged in Chapter 7 bankruptcy to be troubled debt restructurings. The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and loans without SMI policies discharged in Chapter 7 bankruptcy. The FHLBank had 42 and 26 modified loans considered troubled debt restructurings at December 31, 2013 and 2012, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 10.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	December 31, 2013	December 31, 2012
Conventional MPP Loans	$7,799	$5,249

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings.

Certain conventional MPP loans modified within the previous 12 months and considered troubled debt restructurings experienced a payment default as noted in the table below. A borrower is considered to have defaulted on a troubled debt restructuring if the borrower's contractually due principal or interest is 60 days or more past due at any time during the periods presented.

Table 10.6 - Recorded Investment of Financing Receivables Modified within the Previous 12 Months and Considered Troubled Debt Restructurings that Subsequently Defaulted (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Defaulted troubled debt restructurings:
Conventional MPP Loans	$793	$—	$1,119

Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At December 31, 2013 and 2012, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 10.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 10.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	December 31, 2013			December 31, 2012
Conventional MPP loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$4,959	$4,828	$—	$2,798	$2,751	$—
With an allowance	2,840	2,801	74	2,451	2,423	132
Total	$7,799	$7,629	$74	$5,249	$5,174	$132

Table 10.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	For the Years Ended December 31,
	2013		2012		2011
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$6,615	$348	$4,331	$228	$1,515	$83

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

The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The FHLBank is notified of the required initial and variation margin by the clearing agent, after calculation by the Clearinghouse. At December 31, 2013 the FHLBank did not have any transactions cleared through a Clearinghouse. The FHLBank is not a derivatives dealer and does not trade derivatives for short-term profit.

Consistent with Finance Agency Regulations, the FHLBank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the FHLBank's risk management objectives and to act as an intermediary between its members and counterparties. The use of derivatives is an integral part of the FHLBank's financial management strategy. However, Finance Agency Regulations and the FHLBank's financial management policy prohibit trading in, or the speculative use of, derivative instruments and limit credit risk arising from them.

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

Advances - The FHLBank offers a wide array of Advance structures to meet members' funding needs. These Advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The repricing characteristics and optionality embedded in certain Advances may create interest-rate risk. The FHLBank may use derivatives to adjust the repricing and/or option characteristics of Advances in order to more closely match the characteristics of the FHLBank's funding liabilities. In general, whenever a member executes a fixed-rate Advance or a variable-rate Advance with embedded options, the FHLBank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the Advance. For example, the FHLBank may hedge a fixed-rate Advance with an interest rate swap where the FHLBank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate Advance to a floating-rate Advance. These types of hedges are typically treated as fair value hedges.

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

For instance, in a typical transaction, fixed-rate Consolidated Obligations are issued by one or more FHLBanks, and the FHLBank simultaneously enters into a matching interest rate swap in which the counterparty pays fixed cash flows to the FHLBank designed to mirror in timing and amount the cash outflows the FHLBank pays on the Consolidated Obligation. The FHLBank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate Advances, typically 3-month LIBOR. These transactions are treated as fair value hedges.

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

Financial Statement Effect and Additional Financial Information

The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid. The notional amount reflects the FHLBanks' involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk; the overall risk is much smaller. The risks of derivatives only can be measured meaningfully on a portfolio basis that takes into account the derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

Table 11.1 summarizes the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 11.1 - Fair Value of Derivative Instruments (in thousands)

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,517,340	$36,061	$215,691
Derivatives not designated as hedging instruments:
Interest rate swaps	4,143,000	2,928	7,732
Forward rate agreements	31,000	454	—
Mortgage delivery commitments	36,620	2	412
Total derivatives not designated as hedging instruments	4,210,620	3,384	8,144
Total derivatives before netting and collateral adjustments	$8,727,960	39,445	223,835
Netting adjustments		(36,204)	(36,204)
Cash collateral and related accrued interest		—	(89,865)
Total collateral and netting adjustments (1)		(36,204)	(126,069)
Total derivative assets and total derivative liabilities		$3,241	$97,766

	December 31, 2012
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$8,262,375	$66,836	$372,959
Derivatives not designated as hedging instruments:
Interest rate swaps	3,774,000	2,686	15,930
Mortgage delivery commitments	123,588	155	584
Total derivatives not designated as hedging instruments	3,897,588	2,841	16,514
Total derivatives before netting and collateral adjustments	$12,159,963	69,677	389,473
Netting adjustments		(61,900)	(61,900)
Cash collateral and related accrued interest		(1,900)	(212,685)
Total collateral and netting adjustments (1)		(63,800)	(274,585)
Total derivative assets and total derivative liabilities		$5,877	$114,888

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

Table 11.2 presents the components of net gains on derivatives and hedging activities as presented in the Statements of Income.

Table 11.2 - Net Gains (Losses) on Derivatives and Hedging Activities (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$10,837	$6,864	$8,412
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	7,456	3,771	(9,424)
Forward rate agreements	(845)	(8,645)	(19,982)
Net interest settlements	328	(2,378)	3,330
Mortgage delivery commitments	(9,873)	9,123	15,947
Total net (losses) gains related to derivatives not designated as hedging instruments	(2,934)	1,871	(10,129)
Net gains (losses) on derivatives and hedging activities	$7,903	$8,735	$(1,717)

Table 11.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 11.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	For the Years Ended December 31,
2013	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$156,025	$(145,843)	$10,182	$(109,727)
Consolidated Bonds	(26,341)	26,996	655	27,291
Total	$129,684	$(118,847)	$10,837	$(82,436)
2012
Hedged Item Type:
Advances	$268,944	$(261,817)	$7,127	$(248,475)
Consolidated Bonds	(8,666)	8,403	(263)	36,836
Total	$260,278	$(253,414)	$6,864	$(211,639)
2011
Hedged Item Type:
Advances	$93,114	$(85,211)	$7,903	$(366,248)
Consolidated Bonds	(15,842)	16,351	509	64,117
Total	$77,272	$(68,860)	$8,412	$(302,131)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Offsetting of Derivative Assets and Derivative Liabilities

Where the FHLBank has a legal right of offset, the FHLBank has elected to offset, by counterparty, the gross derivative assets and gross derivative liabilities, and the related cash collateral received or pledged and associated accrued interest.

Table 11.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At December 31, 2013 and 2012, the FHLBank did not receive or pledge any non-cash collateral. Any overcollateralization under an individual master agreement is not included in the determination of the net unsecured amount.

Table 11.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	December 31, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$38,989	$223,423
Gross amounts of netting adjustments and cash collateral	(36,204)	(126,069)
Net amounts after netting adjustments	2,785	97,354
Derivative instruments not meeting netting requirements (1)	456	412
Net unsecured amount	$3,241	$97,766

	December 31, 2012
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$69,522	$388,889
Gross amounts of netting adjustments and cash collateral	(63,800)	(274,585)
Net amounts after netting adjustments	5,722	114,304
Derivative instruments not meeting netting requirements (1)	155	584
Net unsecured amount	$5,877	$114,888

(1)	Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments and forward rate agreements).

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions, and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives.

Certain of the FHLBank's bilateral interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at December 31, 2013 was (in thousands) $187,219, for which the FHLBank had posted collateral with a fair value of (in thousands) $89,865 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $12,103 of collateral at fair value to its derivatives counterparties at December 31, 2013.

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

Certain financial institutions have agreed to maintain compensating balances in consideration for correspondent and other non-credit services. These balances are included in interest bearing deposits on the accompanying financial statements. The compensating balances required to be held by the FHLBank averaged (in thousands) $3,982,567 and $4,102,364 during 2013 and 2012.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on interest bearing deposits during 2013, 2012, and 2011 were 0.03 percent, 0.03 percent, and 0.05 percent.

Non-interest bearing deposits represent funds for which the FHLBank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks.

Table 12.1- Deposits (in thousands)

	December 31, 2013	December 31, 2012
Interest bearing:
Demand and overnight	$796,039	$1,014,399
Term	96,100	118,425
Other	5,872	25,428
Total interest bearing	898,011	1,158,252

Non-interest bearing:
Other	15,884	18,353
Total non-interest bearing	15,884	18,353
Total deposits	$913,895	$1,176,605

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $96,000 and $118,350 as of December 31, 2013 and 2012, respectively.

Note 13 - Consolidated Obligations

Consolidated Obligations consist of Consolidated Bonds and Discount Notes. The FHLBanks issue Consolidated Obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the FHLBank records as a liability its specific portion of Consolidated Obligations for which it is the primary obligor.

The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. Consolidated Bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated Discount Notes are issued primarily to raise short-term funds and have original maturities up to one year. These notes generally sell at less than their face amount and are redeemed at par value when they mature.

Although the FHLBank is primarily liable for its portion of Consolidated Obligations, the FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all Consolidated Obligations of each of the other FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any Consolidated Obligation whether or not the Consolidated Obligation represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a Consolidated Obligation on behalf of another FHLBank, if that event should occur, Finance Agency Regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for those payments and other associated costs, including interest to be determined by the Finance Agency. If, however, the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all Consolidated Obligations outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par values of the 12 FHLBanks' outstanding Consolidated Obligations were approximately $766.8 billion and $687.9 billion at December 31, 2013 and 2012. Regulations require the FHLBank to maintain unpledged qualifying assets equal to its participation in the Consolidated Obligations outstanding. Qualifying assets are defined as cash; secured Advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the Consolidated Obligations; obligations of or fully guaranteed by the United States; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac under the FHLBank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of Consolidated Obligations are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

Table 13.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	December 31, 2013		December 31, 2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$35,691,500	0.34%	$18,656,450	0.82%
Due after 1 year through 2 years	2,802,000	1.66	11,371,500	0.83
Due after 2 years through 3 years	3,295,000	2.12	2,566,000	1.96
Due after 3 years through 4 years	3,689,000	1.67	2,550,000	2.62
Due after 4 years through 5 years	3,415,000	1.86	2,654,000	1.81
Thereafter	9,102,000	2.66	6,369,000	2.53
Index amortizing notes	32,746	5.07	56,162	5.08
Total par value	58,027,246	1.04	44,223,112	1.30
Premiums	123,820		80,956
Discounts	(22,781)		(18,851)
Hedging adjustments	31,084		58,334
Fair value option valuation adjustment and accrued interest	3,370		2,366
Total	$58,162,739		$44,345,917

Table 13.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
December 31, 2013	$38,209,946	$38,216,860	0.09%
December 31, 2012	$30,840,224	$30,848,612	0.13%

(1)	Represents an implied rate without consideration of concessions.

Consolidated Obligations outstanding were issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that may use a variety of indices for interest rate resets, including LIBOR. To meet the expected specific needs of certain investors in Consolidated Obligations, both fixed-rate Bonds and variable-rate Bonds may contain features that result in complex coupon payment terms and call options. When these Consolidated Obligations are issued, the FHLBank may enter into derivatives containing features that offset the terms and embedded options, if any, of the Consolidated Obligations. At December 31, 2013 and 2012, 18 percent and 26 percent, respectively, of the FHLBank's fixed-rate Consolidated Bonds were swapped to a variable rate.

Table 13.3 - Consolidated Bonds Outstanding by Features (in thousands)

	December 31, 2013	December 31, 2012
Par value of Consolidated Bonds:
Non-callable	$46,670,246	$36,724,112
Callable	11,357,000	7,499,000
Total par value	$58,027,246	$44,223,112

Table 13.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	December 31, 2013	December 31, 2012
Due in 1 year or less	$41,493,500	$24,370,450
Due after 1 year through 2 years	3,827,000	11,466,500
Due after 2 years through 3 years	2,915,000	1,936,000
Due after 3 years through 4 years	2,427,000	1,860,000
Due after 4 years through 5 years	2,095,000	1,907,000
Thereafter	5,237,000	2,627,000
Index amortizing notes	32,746	56,162
Total par value	$58,027,246	$44,223,112

Consolidated Bonds, beyond having fixed-rate or variable-rate interest-rate payment terms, may also have a step-up interest-rate payment type. Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the Consolidated Bond. These Consolidated Bonds generally contain provisions enabling an FHLBank to call the Consolidated Bonds at its option on the step-up dates.

Table 13.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	December 31, 2013	December 31, 2012
Par value of Consolidated Bonds:
Fixed-rate	$29,362,246	$29,393,112
Variable-rate	28,650,000	14,830,000
Step-up	15,000	—
Total par value	$58,027,246	$44,223,112

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $15,947 and $14,299 at December 31, 2013 and 2012. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $7,026, $21,704, and $15,686 during the years ended December 31, 2013, 2012, and 2011, respectively.

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

The FHLBanks fully satisfied their REFCORP obligation in 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, are not treated as an assessment and do not reduce each FHLBank's net income. As a result, each FHLBank's AHP contributions as a percentage of pre-assessment earnings increase because the REFCORP obligation has been fully satisfied.

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

There was no shortfall, as described above, in 2013, 2012 or 2011. If an FHLBank finds that its required AHP obligations are contributing to its financial instability, it may apply to the Finance Agency for a temporary suspension of its contributions. The FHLBank has never made such an application. The FHLBank had outstanding principal in AHP-related Advances (in thousands) of $116,503 and $137,020 at December 31, 2013 and 2012.

Table 14.1 - Analysis of the FHLBank's AHP Liability (in thousands)

	2013	2012
Balance at beginning of year	$82,672	$74,195
Assessments (current year additions)	29,620	27,379
Subsidy uses, net	(18,503)	(18,902)
Balance at end of year	$93,789	$82,672

Note 15 - Capital

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

The Finance Agency may require the FHLBank to maintain greater permanent capital than is required based on Finance Agency rules and regulations.
At December 31, 2013 and 2012, the FHLBank was in compliance with each of these capital requirements.

Table 15.1 - Capital Requirements (dollars in thousands)

	December 31, 2013		December 31, 2012
	Minimum Requirement	Actual	Minimum Requirement	Actual

Risk-based capital	$547,455	$5,435,002	$488,754	$4,759,331
Capital-to-assets ratio (regulatory)	4.00%	5.27%	4.00%	5.84%
Regulatory capital	$4,127,228	$5,435,002	$3,262,486	$4,759,331
Leverage capital-to-assets ratio (regulatory)	5.00%	7.90%	5.00%	8.75%
Leverage capital	$5,159,035	$8,152,503	$4,078,108	$7,138,997

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

The Gramm-Leach-Bliley Act of 1999 (GLB Act) made membership in the FHLBanks voluntary for all members. Any member that has withdrawn from membership may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that was held as a condition of membership, unless the institution has canceled its notice of withdrawal prior to the divestiture date. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

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

The FHLBank's retained earnings are owned proportionately by the current holders of Class B stock. The holders' interest in the retained earnings is realized at the time the FHLBank periodically declares dividends or at such time as the FHLBank is liquidated. The FHLBank's Board of Directors may declare and pay dividends in either cash or capital stock, assuming the FHLBank is in compliance with Finance Agency rules and regulations.

Restricted Retained Earnings. The Joint Capital Enhancement Agreement (Capital Agreement) is intended to enhance the capital position of each FHLBank. The Capital Agreement provides that each FHLBank contributes 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding Consolidated Obligations for the previous quarter. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience. At December 31, 2013 and 2012 the FHLBank had (in thousands) $110,843 and $58,628 in restricted retained earnings.

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

Stock subject to a redemption or withdrawal notice that is within the “grace period” continues to be considered equity because there is no penalty or fee to retract these notices. Expiration of the “grace period” triggers the reclassification from equity to a liability (mandatorily redeemable capital stock) at fair value because after the “grace period” the penalty to retract these notices is considered substantive. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statements of Income. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statements of Cash Flows. For the years ended December 31, 2013, 2012, and 2011 dividends on mandatorily redeemable capital stock in the amount (in thousands) of $5,506, $11,690 and $13,955 were recorded as interest expense.

Table 15.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

	2013	2012	2011
Balance, beginning of year	$210,828	$274,781	$356,702
Capital stock subject to mandatory redemption reclassified from equity	33,457	40,126	14,213
Redemption (or other reduction) of mandatorily redeemable capital stock	(128,432)	(104,079)	(96,134)
Balance, end of year	$115,853	$210,828	$274,781

The number of stockholders holding the mandatorily redeemable capital stock was 11, 11, and 13 at December 31, 2013, 2012, and 2011.

As of December 31, 2013 there were no members or former members that had requested redemptions of capital stock whose stock had not been reclassified as mandatorily redeemable capital stock because the “grace periods” had not yet expired on these requests.

Table 15.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption. The year of redemption in the table is the end of the five-year redemption period. Consistent with the Capital Plan currently in effect, the FHLBank is not required to redeem membership stock until five years after either (i) the membership is terminated or (ii) the FHLBank receives notice of withdrawal. The FHLBank is not required to redeem activity-based stock until the later of the expiration of the notice of redemption or until the activity to which the capital stock relates no longer remains outstanding. If activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the FHLBank may repurchase such shares, in its sole discretion, subject to the statutory and regulatory restrictions on capital stock redemption.

The GLB Act states that an FHLBank may repurchase, in its sole discretion, any member's stock investments that exceed the required minimum amount.

Table 15.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	December 31, 2013	December 31, 2012
Due in 1 year or less	$114,531	$1,750
Due after 1 year through 2 years	130	207,439
Due after 2 years through 3 years	—	130
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	71	—
Past contractual redemption date due to remaining activity(1)	1,121	1,509
Total par value	$115,853	$210,828

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock. Finance Agency regulations limit the ability of an FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if its excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank's excess stock to exceed one percent of its total assets. At December 31, 2013, the FHLBank had excess capital stock outstanding totaling more than one percent of its total assets, and as a result is not permitted to pay dividends in the form of capital stock. At December 31, 2013, the FHLBank was in compliance with the Finance Agency's excess stock rules.

Note 16 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the years ended December 31, 2013, 2012, and 2011.

Table 16.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2010	$(264)	$(7,459)	$(7,723)
Other comprehensive income before reclassification:
Net unrealized losses	(750)	—	(750)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	(2,528)	(2,528)
Net current period other comprehensive income	(750)	(2,528)	(3,278)
BALANCE, DECEMBER 31, 2011	(1,014)	(9,987)	(11,001)
Other comprehensive income before reclassification:
Net unrealized gains	1,014	—	1,014
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	(1,747)	(1,747)
Net current period other comprehensive income	1,014	(1,747)	(733)
BALANCE DECEMBER 31, 2012	—	(11,734)	(11,734)
Other comprehensive income before reclassification:
Net unrealized losses	(121)	—	(121)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	2,813	2,813
Net current period other comprehensive income	(121)	2,813	2,692
BALANCE DECEMBER 31, 2013	$(121)	$(8,921)	$(9,042)

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2012. The FHLBank did not contribute more than five percent of the total contributions to the Pentegra Defined Benefit Plan for the plan year ended June 30, 2012 and 2011.
Table 17.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status (dollars in thousands)

	2013		2012		2011
Net pension cost charged to compensation and benefit expense for the year ended December 31	$5,516		$4,638		$4,275
Pentegra Defined Benefit Plan funded status as of July 1	101.31%	(a)	108.39%	(b)	90.29%
FHLBank's funded status as of July 1	107.36%		110.48%		92.81%

(a) The Pentegra Defined Benefit Plan's funded status as of July 1, 2013 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2013 through March 15, 2014. Contributions made on or before March 15, 2014, and designated for the plan year ended June 30, 2013, will be included in the final valuation as of July 1, 2013. The final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (this Form 5500 is due to be filed no later than April 2015).

(b)
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

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $875,000, $848,000, and $802,000 in the years ended December 31, 2013, 2012, and 2011, respectively.

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

Table 17.2 presents the obligations and funding status of the FHLBank's nonqualified supplemental defined benefit retirement plan and postretirement benefits plan. The benefit obligation represents projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and accumulated postretirement benefit obligation for the postretirement benefits plan.

Table 17.2 - Benefit Obligation, Fair Value of Plan Assets and Funded Status (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
Change in benefit obligation:	2013	2012	2013	2012
Benefit obligation at beginning of year	$27,293	$26,088	$4,859	$4,307
Service cost	494	578	58	72
Interest cost	986	963	199	200
Actuarial loss (gain)	215	2,261	(1,018)	440
Benefits paid	(2,477)	(2,597)	(141)	(160)
Benefit obligation at end of year	26,511	27,293	3,957	4,859
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	2,477	2,597	141	160
Benefits paid	(2,477)	(2,597)	(141)	(160)
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(26,511)	$(27,293)	$(3,957)	$(4,859)

Amounts recognized in “Other liabilities” on the Statements of Condition for the FHLBank's nonqualified supplemental defined benefit plan and postretirement benefits plan as of December 31, 2013 and 2012 were (in thousands) $30,468 and $32,152.

Table 17.3 - Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2013	2012	2013	2012
Net actuarial loss (gain)	$8,919	$10,652	$2	$1,082

Table 17.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (in thousands)

	For the Years Ended December 31,
	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2013	2012	2011	2013	2012	2011
Net Periodic Benefit Cost
Service cost	$494	$578	$473	$58	$72	$54
Interest cost	986	963	1,129	199	200	197
Amortization of prior service benefit	—	—	(1)	—	—	—
Amortization of net loss	1,948	932	906	62	22	—
Net periodic benefit cost	3,428	2,473	2,507	319	294	251

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income
Net loss (gain)	215	2,261	2,754	(1,018)	440	679
Amortization of net loss	(1,948)	(932)	(906)	(62)	(22)	—
Amortization of prior service benefit	—	—	1	—	—	—
Total recognized in other comprehensive income	(1,733)	1,329	1,849	(1,080)	418	679
Total recognized in net periodic benefit cost and other comprehensive income	$1,695	$3,802	$4,356	$(761)	$712	$930

Table 17.5 presents the estimated net actuarial loss and prior service benefit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year.

Table 17.5 - Amortization for Next Fiscal Year (in thousands)

	Defined Benefit Retirement Plan	Postretirement Benefits Plan
Net actuarial loss	$1,254	$—

Table 17.6 presents the key assumptions used for the actuarial calculations to determine benefit obligations for the nonqualified supplemental defined benefit retirement plan and postretirement benefits plan.

Table 17.6 - Benefit Obligation Key Assumptions

	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2013	2012	2013	2012
Discount rate	4.32%	3.26%	4.88%	4.16%
Salary increases	4.50%	4.50%	N/A	N/A

Table 17.7 presents the key assumptions used for the actuarial calculations to determine net periodic benefit cost for the FHLBank's defined benefit retirement plans and postretirement benefit plans.

Table 17.7 - Net Periodic Benefit Cost Key Assumptions

	Defined Benefit Retirement Plan			Postretirement Benefits Plan
	2013	2012	2011	2013	2012	2011
Discount rate	3.26%	3.96%	4.99%	4.16%	4.73%	5.72%
Salary increases	4.50%	4.50%	4.50%	N/A	N/A	N/A

Table 17.8 - Postretirement Benefits Plan Assumed Health Care Cost Trend Rates

	2013	2012
Assumed for next year	9.00%	7.50%
Ultimate rate	5.25%	5.25%
Year that ultimate rate is reached	2024	2020

The effect of a percentage point increase in the assumed health care trend rates would be an increase in net periodic postretirement benefit expense of $46,000 and in accumulated postretirement benefit obligation (APBO) of $637,000. The effect of a percentage point decrease in the assumed health care trend rates would be a decrease in net periodic postretirement benefit expense of $37,000 and in APBO of $515,000.

The discount rates for the disclosures as of December 31, 2013 were determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. Estimated future benefit payments are based on each plan's census data, benefit formulae and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is determined by using weighted average duration based interest rate yields from a variety of highly rated relevant corporate bond indices as of December 31, 2013, and solving for the single discount rate that produces the same present value.

Table 17.9 presents the estimated future benefits payments reflecting expected future services for the years ended after December 31, 2013.

Table 17.9 - Estimated Future Benefit Payments (in thousands)

Years	Defined Benefit Retirement Plan	Postretirement Benefit Plan
2014	$2,745	$146
2015	2,796	160
2016	2,889	164
2017	2,100	178
2018	2,045	170
2019-2023	8,396	1,044

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

The following tables set forth the FHLBank's financial performance by operating segment for the years ended December 31.

Table 18.1 - Financial Performance by Operating Segment (in thousands)

	For the Years Ended December 31,
	Traditional Member Finance	MPP	Total
2013
Net interest income	$229,559	$98,285	$327,844
Reversal for credit losses	—	(7,450)	(7,450)
Net interest income after reversal for credit losses	229,559	105,735	335,294
Other income (loss)	30,505	(10,714)	19,791
Other expenses	55,459	8,928	64,387
Income before assessments	204,605	86,093	290,698
Affordable Housing Program assessments	21,011	8,609	29,620
Net income	$183,594	$77,484	$261,078
Average assets	$86,609,248	$7,081,377	$93,690,625
Total assets	$96,336,915	$6,843,787	$103,180,702

2012
Net interest income	$209,636	$98,484	$308,120
Provision for credit losses	—	1,459	1,459
Net interest income after provision for credit losses	209,636	97,025	306,661
Other income	12,930	482	13,412
Other expenses	50,082	7,888	57,970
Income before assessments	172,484	89,619	262,103
Affordable Housing Program assessments	18,417	8,962	27,379
Net income	$154,067	$80,657	$234,724
Average assets	$58,707,558	$7,994,445	$66,702,003
Total assets	$74,003,271	$7,558,879	$81,562,150

2011
Net interest income	$175,718	$73,284	$249,002
Provision for credit losses	—	12,573	12,573
Net interest income after provision for credit losses	175,718	60,711	236,429
Other loss	(814)	(4,030)	(4,844)
Other expenses	48,799	7,955	56,754
Income before assessments	126,105	48,726	174,831
Affordable Housing Program assessments	12,668	4,246	16,914
REFCORP	13,378	6,266	19,644
Total assessments	26,046	10,512	36,558
Net income	$100,059	$38,214	$138,273
Average assets	$59,562,912	$7,725,120	$67,288,032
Total assets	$52,513,856	$7,882,675	$60,396,531

Note 19 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

Fair Value Hierarchy. The FHLBank records trading securities, available-for-sale securities, derivative assets, derivative liabilities and certain Consolidated Obligation Bonds at fair value on a recurring basis. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is. An entity must disclose the level within the fair value hierarchy in which the measurements are classified.

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2013 or 2012.

Table 19.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 19.1 - Fair Value Summary (in thousands)

	December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$8,598,933	$8,598,933	$8,598,933	$—	$—	$—
Interest-bearing deposits	166	166	—	166	—	—
Securities purchased under resale agreements	2,350,000	2,350,000	—	2,350,000	—	—
Federal funds sold	1,740,000	1,740,000	—	1,740,000	—	—
Trading securities	1,578	1,578	—	1,578	—	—
Available-for-sale securities	2,184,879	2,184,879	—	2,184,879	—	—
Held-to-maturity securities	16,087,162	15,808,397	—	15,808,397	—	—
Advances	65,270,390	65,065,523	—	65,065,523	—	—
Mortgage loans held for portfolio, net	6,818,290	6,827,406	—	6,774,514	52,892	—
Accrued interest receivable	85,151	85,151	—	85,151	—	—
Derivative assets	3,241	3,241	—	39,445	—	(36,204)

Liabilities:
Deposits	913,895	913,799	—	913,799	—	—
Consolidated Obligations:
Discount Notes	38,209,946	38,200,971	—	38,200,971	—	—
Bonds (2)	58,162,739	58,075,025	—	58,075,025	—	—
Mandatorily redeemable capital stock	115,853	115,853	115,853	—	—	—
Accrued interest payable	116,381	116,381	—	116,381	—	—
Derivative liabilities	97,766	97,766	—	223,835	—	(126,069)

Other:
Standby bond purchase agreements	—	3,715	—	3,715	—	—

(1)
    Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

(2)	Includes (in thousands) $4,018,370 of Consolidated Bonds recorded under the fair value option at December 31, 2013.

	December 31, 2012
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$16,423	$16,423	$16,423	$—	$—	$—
Interest-bearing deposits	151	151	—	151	—	—
Securities purchased under resale agreements	3,800,000	3,800,000	—	3,800,000	—	—
Federal funds sold	3,350,000	3,350,000	—	3,350,000	—	—
Trading securities	1,922	1,922	—	1,922	—	—
Held-to-maturity securities	12,798,448	13,177,117	—	13,177,117	—	—
Advances	53,943,961	54,070,350	—	54,070,350	—	—
Mortgage loans held for portfolio, net	7,530,112	7,860,090	—	7,790,290	69,800	—
Accrued interest receivable	83,904	83,904	—	83,904	—	—
Derivative assets	5,877	5,877	—	69,677	—	(63,800)

Liabilities:
Deposits	1,176,605	1,176,474	—	1,176,474	—	—
Consolidated Obligations:
Discount Notes	30,840,224	30,843,064	—	30,843,064	—	—
Bonds (2)	44,345,917	45,069,294	—	45,069,294	—	—
Mandatorily redeemable capital stock	210,828	210,828	210,828	—	—	—
Accrued interest payable	106,885	106,885	—	106,885	—	—
Derivative liabilities	114,888	114,888	—	389,473	—	(274,585)

Other:
Standby bond purchase agreements	—	1,198	—	1,198	—	—

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

The FHLBank's valuation technique first requires the establishment of a “median” price for each security. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to validation of outliers. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.

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

Mortgage loans held for portfolio, net: The fair values of performing mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank's MPP pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae price indications on to-be-announced (TBA) mortgage-backed securities and FHA price indications on government-guaranteed loans. The FHLBank then adjusts these indicative prices to account for particular features of the FHLBank's MPP that differ from the Fannie Mae and FHA securities. These features include, but may not be limited to, the MPP's credit enhancements, and marketing adjustments that reflect the FHLBank's cooperative business model and preferences for particular kinds of loans and mortgage note rates. These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. In order to determine the fair values, the loan amounts are also reduced for the FHLBank's estimate of expected net credit losses. The fair value of non-performing conventional mortgage loans are based on the estimated values of the underlying collateral or the present value of future cash flows and as such are classified as Level 3 in the fair value hierarchy.

Accrued interest receivable and payable: The fair value approximates the carrying value.

Derivative assets/liabilities: The FHLBank's derivative assets/liabilities generally consist of interest rate swaps, TBA mortgage-backed securities (forward rate agreements), and mortgage delivery commitments. The FHLBank's interest rate swaps are traded in the over-the-counter market. Therefore, the FHLBank determines the fair value of each individual interest rate swap using market value models that use readily observable market inputs as their basis (inputs that are actively quoted and can be validated to external sources). The FHLBank uses a mid-market pricing convention as a practical expedient for fair value measurements within a bid-ask spread. These models reflect the contractual terms of the interest rate swaps, including the period to maturity, as well as the significant inputs noted below. The fair value determination uses the standard valuation technique of discounted cash flow analysis.

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

The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. In addition, the FHLBank requires collateral agreements with collateral delivery thresholds on its bilateral derivatives. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

The fair values of the FHLBank's derivatives include accrued interest receivable/payable and related cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. Derivatives are presented on a net basis by counterparty when it has met the netting requirements. If these netted amounts are positive, they are classified as an asset and if negative, they are classified as a liability.

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

Adjustments may be necessary to reflect the 12 FHLBanks' credit quality when valuing Consolidated Obligation Bonds measured at fair value. Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligation Bonds. No adjustments were considered necessary at December 31, 2013 or 2012.

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

Fair Value Measurements.

Table 19.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at December 31, 2013 or 2012, by level within the fair value hierarchy.

Table 19.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,578	$—	$1,578	$—	$—
Available-for-sale securities:
Certificates of deposit	2,184,879	—	2,184,879	—	—
Derivative assets:
Interest rate swaps	2,785	—	38,989	—	(36,204)
Forward rate agreements	454	—	454	—	—
Mortgage delivery commitments	2	—	2	—	—
Total derivative assets	3,241	—	39,445	—	(36,204)
Total assets at fair value	$2,189,698	$—	$2,225,902	$—	$(36,204)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds (2)	$4,018,370	$—	$4,018,370	$—	$—
Derivative liabilities:
Interest rate swaps	97,354	—	223,423	—	(126,069)
Mortgage delivery commitments	412	—	412	—	—
Total derivative liabilities	97,766	—	223,835	—	(126,069)
Total liabilities at fair value	$4,116,136	$—	$4,242,205	$—	$(126,069)

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

Table 19.3 – Fair Value Option Financial Liabilities (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(3,402,366)	$(4,900,296)	$—
New transactions elected for fair value option	(4,015,000)	(3,365,000)	(7,671,000)
Maturities and terminations	3,400,000	4,860,000	2,776,000
Net gains (losses) on instruments held under fair value option	330	1,939	(2,896)
Change in accrued interest	(1,334)	991	(2,400)
Balance at end of period	$(4,018,370)	$(3,402,366)	$(4,900,296)

Table 19.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	For the Years Ended December 31,
	2013	2012	2011
	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds
Interest expense	$(4,914)	$(8,934)	$(8,884)
Net gains (losses) on changes in fair value under fair value option	330	1,939	(2,896)
Total changes in fair value included in current period earnings	$(4,584)	$(6,995)	$(11,780)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains (losses) on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of December 31, 2013 or 2012.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 19.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	December 31, 2013			December 31, 2012
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$4,015,000	$4,018,370	$3,370	$3,400,000	$3,402,366	$2,366

Note 20 - Commitments and Contingencies

As previously described, Consolidated Obligations are backed only by the financial resources of the FHLBanks. The joint and several liability Finance Agency Regulation authorizes the Finance Agency to require any FHLBank to repay all or a portion of the principal and interest on Consolidated Obligations for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any Consolidated Obligation on behalf of another FHLBank, and as of December 31, 2013, and through the filing date of this report, the FHLBank does not believe that it is probable that it will be asked to do so.

The FHLBank determined that it was not necessary to recognize a liability for the fair values of its joint and several obligation related to other FHLBanks' Consolidated Obligations at December 31, 2013 or 2012. The joint and several obligations are mandated by Finance Agency Regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation.

Table 20.1 - Off-Balance Sheet Commitments (in thousands)

	December 31, 2013			December 31, 2012
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$13,317,887	$154,086	$13,471,973	$9,958,329	$193,635	$10,151,964
Commitments for standby bond purchases	10,960	273,025	283,985	313,055	66,760	379,815
Commitment to purchase mortgage loans	36,620	—	36,620	123,588	—	123,588
Unsettled Consolidated Bonds, at par (1)	240,000	—	240,000	110,000	—	110,000
Unsettled Consolidated Discount Notes, at par (1)	1,122,298	—	1,122,298	750,000	—	750,000

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

Standby Letters of Credit. A Standby Letter of Credit is a financing arrangement between the FHLBank and its member. Standby Letters of Credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the payment amount is converted into a collateralized Advance to the member. The original terms of these Standby Letters of Credit range from less than one month to 18 years. Unearned fees and the value of guarantees related to Standby Letters of Credit are recorded in other liabilities and amounted to (in thousands) $3,145 and $2,518 at December 31, 2013 and 2012.

The FHLBank monitors the creditworthiness of its members that have Standby Letters of Credit. In addition, Standby Letters of Credit are fully collateralized at the time of issuance. As a result, the FHLBank has deemed it unnecessary to record any additional liability on these commitments.

Standby Bond Purchase Agreements. The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bonds according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bonds. The bond purchase commitments entered into by the FHLBank have original expiration periods up to six years, currently no later than 2016, although some are renewable at the option of the FHLBank. During 2013 and 2012, the FHLBank was not required to purchase any bonds under these agreements.

Commitments to Purchase Mortgage Loans. The FHLBank enters into commitments that unconditionally obligate the FHLBank to purchase mortgage loans. Commitments are generally for periods not to exceed 90 days. The delivery commitments are recorded as derivatives at their fair values.

Pledged Collateral. The FHLBank may pledge securities, as collateral, related to derivatives. See Note 11 - Derivatives and Hedging Activities for additional information about the FHLBank's pledged collateral and other credit-risk-related contingent features.

Lease Commitments. The FHLBank charged to operating expenses net rental and related costs of approximately $1,713,000, $1,905,000, and $1,832,000 for the years ending December 31, 2013, 2012, and 2011.

Table 20.2 - Future Minimum Rentals for Operating Leases (in thousands)

Year	Premises	Equipment	Total
2014	$291	$143	$434
2015	826	143	969
2016	750	143	893
2017	754	143	897
2018	773	72	845
Thereafter	6,658	—	6,658
Total	$10,052	$644	$10,696

Lease agreements for FHLBank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the FHLBank.

Legal Proceedings. From time to time, the FHLBank is subject to legal proceedings arising in the normal course of business. In March 2010, the FHLBank was advised by representatives of the Lehman Brothers Holdings, Inc. bankruptcy estate that they believed that the FHLBank had been unjustly enriched in connection with the close out of its interest rate swap transactions with Lehman at the time of the Lehman bankruptcy in 2008 and that the bankruptcy estate was entitled to the $43 million difference between the settlement amount the FHLBank paid Lehman in connection with the close-out transactions and the market value payment the FHLBank received when replacing the swaps with other counterparties. In May 2010, the FHLBank received a Derivatives Alternative Dispute Resolution notice from the Lehman bankruptcy estate with a settlement demand of $65.8 million, plus interest accruing primarily at LIBOR plus 14.5 percent since the bankruptcy filing, based on their view of how the settlement amount should have been calculated. In accordance with the Alternative Dispute Resolution Order of the Bankruptcy Court administering the Lehman estate, senior management of the FHLBank participated in a non-binding mediation in New York in August 2010, and counsel for the FHLBank continued discussions with the court-appointed mediator for several weeks thereafter. The mediation concluded in October 2010 without a settlement of the claims asserted by the Lehman bankruptcy estate. In April 2013 Lehman Brothers Special Financing Inc., through Lehman Brothers Holdings Inc. and the Plan Administrator under the Modified Third Amended Joint Chapter 11 Plan of Lehman Brothers Holdings Inc. and Its Affiliated Debtors, filed an adversary complaint in the United States Bankruptcy Court for the Southern District of New York against the FHLBank seeking (a) a declaratory judgment on the interpretation of certain provisions and the calculation of amounts due under the agreement governing the 2008 swap transactions described above, and (b) additional amounts alleged as due as part of the termination of such transactions. The FHLBank believes that it correctly calculated, and fully satisfied its obligation to Lehman in September 2008, and the FHLBank intends to vigorously defend itself.

The FHLBank also is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the FHLBank's financial condition or results of operations.

Note 21 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at December 31, 2013, 2012, or 2011. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the years ended December 31.

Table 21.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Years Ended December 31,
	2013	2012	2011
Loans to other FHLBanks	$3,740	$2,514	$3,141
Borrowings from other FHLBanks	4,110	273	—

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

There were no Consolidated Obligations transferred to the FHLBank during the years ended December 31, 2013, 2012, or 2011. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

Note 22 - Transactions with Stockholders

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

For financial statement purposes, the FHLBank defines related parties as those members with more than 10 percent of the voting interests of the FHLBank capital stock outstanding. Federal legislation prescribes the voting rights of members in the election of both member and independent directors. For member directorships, the Finance Agency designates the number of member directorships in a given year and an eligible voting member may vote only for candidates seeking election in its respective state. For independent directorships, the FHLBank's Board of Directors nominates candidates to be placed on the ballot in an at-large election. For both member and independent directorship elections, a member is entitled to vote one share of required capital stock, subject to a statutory limitation, for each applicable directorship. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank's capital stock that were required to be held by all members in that state as of the record date for voting. Nonmember stockholders are not eligible to vote in director elections. Due to the abovementioned statutory limitation, no member owned more than 10 percent of the voting interests of the FHLBank at December 31, 2013 or 2012.

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

Table 22.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	December 31, 2013		December 31, 2012
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$1,611	2.5%	$948	1.8%
MPP	57	0.9	41	0.6
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	246	5.1	229	5.4
Derivatives	—	—	—	—

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 22.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2013	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	32%	$41,700	$—
U.S. Bank, N.A.	592	12	4,584	45
Fifth Third Bank	401	8	26	4
Total	$2,526	52%	$46,310	$49

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2012	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$865	20%	$26,000	$—
U.S. Bank, N.A.	592	14	4,586	55
Fifth Third Bank	401	9	4,732	6
Total	$1,858	43%	$35,318	$61

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings extended to any of these nonmember affiliates at December 31, 2013 or 2012.

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

DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2013, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of December 31, 2013, the FHLBank maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

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

The FHLBank's management assessed the effectiveness of the FHLBank's internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on its assessment, management of the FHLBank determined that, as of December 31, 2013, the FHLBank's internal control over financial reporting was effective based on those criteria.

The effectiveness of the FHLBank's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in “Item 8. Financial Statements and Supplementary Data."

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the FHLBank's internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

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

DIRECTORS

The following table sets forth certain information (ages as of March 1, 2014) regarding each of our current directors.

Name	Age	Director Since	Expiration of Term as a Director	Independent or Member (State)
J. Lynn Anderson	50	2011	12/31/16	Member (OH)
Grady P. Appleton	66	2007	12/31/17	Independent (OH)
Greg W. Caudill	55	2014	12/31/17	Member (KY)
James R. DeRoberts	57	2008	12/31/14	Member (OH)
Mark N. DuHamel	56	2009	12/31/15	Member (OH)
Leslie D. Dunn	68	2007	12/31/16	Independent (OH)
James A. England	62	2011	12/31/14	Member (TN)
Charles J. Koch	67	2008 (1)	12/31/14	Independent (OH)
Michael R. Melvin	69	(1995-2001) 2006	12/31/15	Member (OH)
Thomas L. Moore	67	2013	12/31/16	Member (OH)
Donald J. Mullineaux	68	2010	12/31/15	Independent (KY)
Alvin J. Nance	56	2009	12/31/16	Independent (TN)
Charles J. Ruma	72	(2002-2004) 2007	12/31/15	Independent (OH)
David E. Sartore	53	2014	12/31/17	Member (KY)
William J. Small, Vice Chair	63	2007	12/31/17	Member (OH)
William S. Stuard, Jr.	59	2011	12/31/14	Member (TN)
Carl F. Wick, Chair	74	2003	12/31/14	Independent (OH)

(1)	Mr. Koch, an independent director beginning in 2008, also served as a member director from 1990-1995 and 1998-2006.

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

Ms. Anderson has been the President and Chief Executive Officer of Nationwide Bank, Columbus, Ohio since November 2009. She also served as the Senior Vice President-Property and Casualty Product and Pricing for Nationwide Mutual Insurance Company from March 2003 until November 2009.

Mr. Caudill has been President and Chief Executive Officer of Farmers National Bank, Danville, Kentucky since 2002.

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

Mr. England has been Chairman of Decatur County Bank, Decaturville, Tennessee since 1990. He also served as Chief Executive Officer of Decatur County Bank from 1990 to 2013.

Mr. Melvin has been President and a director of Perpetual Federal Savings Bank, Urbana, Ohio since 1980.

Mr. Moore has been Chairman at First Federal Bank of Ohio, Galion, Ohio, since November 2011. He also served as President and Chief Executive Officer of First Federal Bank of Ohio, from 1995 until January 2014.

Mr. Sartore has been Senior Vice President and Chief Financial Officer of Ohio Valley Financial Group, Henderson, Kentucky since 1992.

Mr. Small has been Chairman of First Defiance Financial Corp. and its subsidiary bank, First Federal Bank of the Midwest, of Defiance, Ohio, since 1999. He also served as Chief Executive Officer of First Defiance Financial Corp. from 1999 to December 2013. In addition, he served as Chief Executive Officer of First Federal Bank of the Midwest from 1999 until 2008.

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

Mr. Appleton has served as President and Chief Executive Officer of East Akron Neighborhood Development Corporation (EANDC), Akron, Ohio, since January 2014. He previously served as Executive Director of EANDC for more than 30 years. EANDC improves communities by providing quality and affordable housing, comprehensive homeownership services and economic development opportunities. Mr. Appleton's years of experience with EANDC bring insight to the Board that contributes to the FHLBank's corporate objective of maximizing the effectiveness of contributions to Housing and Community Investment programs. Mr. Appleton also served as a member of the FHLBank's Advisory Council from 1997 until 2006.

Ms. Dunn was Senior Vice President of Business Development, General Counsel and Secretary of Cole National Corporation, a New York Stock Exchange listed retailer now owned by Luxottica Group S.p.A., from September 1997 until October 2004. Prior to joining Cole, she had been a partner since 1985 in the Business Practice of the Jones Day law firm. She currently is engaged in various business and private company board activities and serves in leadership positions with a number of civic and philanthropic organizations. Ms. Dunn's experience as a senior officer of a publicly held company and as a law firm partner representing numerous publicly held companies brings perspective to the Board regarding the FHLBank's status as an SEC registrant, corporate governance matters, and the Board's responsibility to oversee the FHLBank's operations.

Mr. Koch is the retired Chairman of the Board and Chief Executive Officer of Charter One Bank, N.A., Cleveland, Ohio. He served as Charter One's Chief Executive Officer from 1987 to 2004, and as its Chairman of the Board from 1995 to 2004, when the bank was sold to Royal Bank of Scotland. Mr. Koch was a director of the Royal Bank of Scotland from 2004 until February 2009. He is currently a director of Assurant Inc. and Citizens Financial Group. Mr. Koch's prior leadership positions within the banking industry and various board positions held contribute skills important to the Board's responsibility for approving a strategic business plan that supports the FHLBank's mission and corporate objectives.

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

Mr. Nance has been Executive Director and the Chief Executive Officer of Knoxville's Community Development Corporation (KCDC) Knoxville, Tennessee since 2000. The KCDC is the public housing and redevelopment authority for the City of Knoxville and Knox County which strives to improve Knoxville's neighborhoods and communities, including through providing quality affordable housing. Mr. Nance also served an eight-year term where he held the office of Vice Chairman on the Tennessee Housing Development Agency, the state's housing finance agency, which promotes the production of affordable housing for very low, low, and moderate, income individuals and families in the state. Mr. Nance also serves on the Board of Knoxville Habitat for Humanity. Mr. Nance's depth of experience with these organizations brings insight to the Board that contributes to the FHLBank's corporate objective of maximizing the effectiveness of its contributions to Housing and Community Investment programs.

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

Mr. Wick was employed by the NCR Corporation (one of the two leading manufacturers of IT banking systems in the world at the time) from 1966 to 1994, when he retired. He continued with NCR into 1997 on a contractual basis. Mr. Wick's work at NCR included training and support for NCR computer banking system installations, managing NCR's customer support and education centers in Chicago and Dallas and serving as a director in NCR's R&D division. He's the owner of Wick and Associates Consulting, a business consulting firm. He also served as a member of the Ohio Board of Education for 8½ years, chairing several key policy committees. He retired from the State Board in 2009. Mr. Wick's qualifications and insight provide valuable skills to the Board in the important areas of technology, personnel, compensation and organizational development. Mr. Wick served as Chairman of the Council of Federal Home Loan Banks in 2012 and 2013.

EXECUTIVE OFFICERS

The following table sets forth certain information (ages as of March 1, 2014) regarding our executive officers.

Name	Age	Position	Employee of the FHLBank Since
Andrew S. Howell	52	President and Chief Executive Officer	1989
Donald R. Able	53	Executive Vice President-Chief Operating Officer and Interim Chief Financial Officer	1981
R. Kyle Lawler	56	Executive Vice President-Chief Business Officer	2000
Damon v. Allen	43	Senior Vice President-Community Investment Officer	1999
Roger B. Batsel	42	Senior Vice President-Chief Information Officer	2014
Thomas J. Ciresi	60	Senior Vice President-Member Services	1981
James G. Dooley, Sr.	60	Senior Vice President-Internal Audit	2006
Stephen J. Sponaugle	51	Senior Vice President-Chief Risk Officer	1992

Except as described below, all of the executive officers named above have held their current positions for at least the past five years.

Mr. Howell became President and Chief Executive Officer in June 2012. Previously, he served as the Executive Vice President-Chief Operating Officer since January 2008.

Mr. Able became the Executive Vice President-Chief Operating Officer in August 2012 and has served as the Interim Chief Financial Officer since March 2014. Prior to that, he had served as the Senior Vice President-Chief Accounting and Technology Officer since January 2011, and as the Senior Vice President-Controller since March 2006.

Mr. Lawler became Executive Vice President-Chief Business Officer in August 2012. Previously, he served as the Senior Vice President-Chief Credit Officer since May 2007.

Mr. Allen became Senior Vice President-Community Investment Officer in January 2012. Previously, he served as the FHLBank's Vice President and Community Investment Officer since July 2011, and as Vice President-Housing and Community Investment from January 2009 to June 2011.

Mr. Batsel joined the FHLBank in January 2014 as the Senior Vice President-Chief Information Officer. Previously, he was the Senior Vice President, Chief Information Officer at MidCountry Financial Corp. from September 2011 to January 2014. Prior to that, he was the Senior Vice President and Managing Director of Information Systems at Republic Bank from April 2006 to September 2011.

Mr. Ciresi became the Senior Vice President-Member Services in March 2010. Prior to that, he had served as the FHLBank's Vice President of Marketing since 1990.

Mr. Dooley became Senior Vice President-Internal Audit in January 2013. Previously, he served as Vice President-Internal Audit since 2006.

All officers are appointed annually by our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined (1) that each of Mr. Mark N. DuHamel, Chairman of the Audit Committee, and Committee member Ms. J. Lynn Anderson have the relevant accounting and related financial management expertise, and therefore are qualified, to serve as Audit Committee financial experts within the meaning of the regulations of the SEC and (2) that each is independent under SEC Rule 10A-3(b)(1). Mr. DuHamel's experience has principally been in the accounting, finance and treasury disciplines within the financial industry, and has included managing various accounting functions. Ms. Anderson's experience has principally been in the internal audit disciplines within the financial industry and is a Certified Public Accountant. For additional information regarding the independence of the directors of the FHLBank, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Item 11. Executive Compensation.

2013 COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis provides information on our compensation program for executive officers for 2013, including in particular the executive officers named in the Summary Compensation Table below (the Named Executive Officers).

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

To achieve this, we compensate executive officers using a combination of base salary, short and long-term variable (incentive-based) cash compensation, retirement benefits and modest fringe benefits. We believe the compensation program communicates short and long-term goals and standards of performance for the FHLBank's mission and key business objectives and appropriately motivates and rewards executives commensurate with their contributions and achievements. The combination of base salary, which rewards individual performance, and short and long-term incentives, which reward teamwork, creates a total compensation opportunity for executives who contribute to and influence strategic plans and who are primarily responsible for the FHLBank's performance.

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

Management Involvement - Executive Compensation

While the Board is ultimately responsible for determining the compensation of the President and all other executive officers, the President and the Human Resources department periodically advise the Committee regarding competitive and administrative issues affecting our compensation program. The President and the Human Resources department also present recommendations to the Committee regarding the compensation of all other executive officers, and administer programs approved by the Committee and the Board.

Finance Agency Oversight - Executive Compensation

The Director of the Finance Agency is required by regulation to prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Finance Agency rules direct the FHLBanks to provide all compensation actions affecting their Named Executive Officers to the Finance Agency for review. Accordingly, following our Board's November 2013 and January 2014 meetings, we submitted the 2014 base salaries as well as short and long-term incentive payments earned for 2013 for our Named Executive Officers to the Finance Agency. At this time, we do not expect the statutory requirements to have a material impact on our executive compensation plans.

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

In setting 2014 compensation, we concentrated our attention on information from the Riemer survey, information relating to 2013 and expected 2014 compensation from other FHLBanks, trend information and market compensation data updates from our consultant, and broad-based surveys. Although McLagan's data for mortgage banks and commercial financial institutions continues to serve as a reference point, we believe the positions at other FHLBanks generally are more directly comparable to ours given the unique nature of the FHLBank System. The FHLBanks share the same public policy mission, interact routinely with each other, and share a common regulator and common regulatory constraints, including the need for Finance Agency review of all compensation actions affecting our executive officers. However, there are significant differences across the FHLBank System, including the sizes of the various FHLBanks, the complexity of their operations, their organizational and cost structures and the types of compensation packages offered. Thus, we do not and, as a practical matter, could not calculate compensation packages for our Named Executive Officers based solely on comparisons to the other FHLBanks.

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

In April 2013, at the request of the Committee, McLagan and AON Hewitt were engaged to review our total rewards programs (compensation, retirement, and healthcare), including programs for the executive officers, so that the Committee could determine whether the FHLBank maintains and delivers competitive total compensation and benefit packages. The information from that review formed the Committee’s decision that our total rewards programs are competitive with the market.

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

Elements of Total Compensation Program

The following table summarizes all compensation to the FHLBank's Named Executive Officers for the years ended December 31, 2013, 2012 and 2011. Discussion of each component follows the table.

Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total
Andrew S. Howell	2013	$617,775	$340,546	$189,000	$15,300	$1,162,621
President and Chief Executive Officer	2012	491,055	271,561	810,000	15,000	1,587,616
	2011	320,962	203,546	676,000	14,700	1,215,208

Donald R. Able	2013	320,800	160,354	(98,000)	15,300	398,454
Executive Vice President-	2012	291,989	135,824	680,000	15,000	1,122,813
Chief Operating Officer and	2011	238,692	117,046	664,000	14,700	1,034,438
Interim Chief Financial Officer

R. Kyle Lawler	2013	315,087	157,180	26,000	15,300	513,567
Executive Vice President-	2012	277,020	133,056	227,000	15,000	652,076
Chief Business Officer	2011	235,725	122,028	257,000	14,700	629,453

Stephen J. Sponaugle (5)	2013	245,725	117,640	(73,000)	11,922	302,287
Senior Vice President-	2012	224,339	107,451	232,000	15,000	578,790
Chief Risk Officer

Carole L. Cossé (6)	2013	332,417	151,326	(97,000)	15,300	402,043
Former Senior Vice President-	2012	319,085	144,891	638,000	15,000	1,116,976
Chief Financial Officer	2011	281,596	141,752	958,000	12,260	1,393,608

(1)
Includes excess accrued vacation benefits automatically paid in accordance with established policy (applicable to all employees), which for 2013 were as follows: Mr. Howell, $49,775; Mr. Able, $13,300; Mr. Lawler, $15,087; Mr. Sponaugle $1,725; and Mrs. Cossé, $28,017.

(2)	Amounts shown for 2013 reflect total payments pursuant to the current portion of the 2013 Incentive Plan and the 2011-2013 Long-Term Non-Equity Incentive Plan, as follows:

Name	Annual Incentive Plan	Long-Term Incentive Plan	Total
Andrew S. Howell	$260,959	$79,587	$340,546
Donald R. Able	113,021	47,333	160,354
R. Kyle Lawler	110,265	46,915	157,180
Stephen J. Sponaugle	77,428	40,212	117,640
Carole L. Cossé	96,662	54,664	151,326

(3)	Represents change in the actuarial present value of accumulated pension benefits only, which is primarily dependent on changes in interest rates, years of benefit service and salary.

(4)	Amounts represent matching contributions to the qualified defined contribution pension plan in 2013.

(5)	Mr. Sponaugle's 2011 compensation amounts are not included as he was not a Named Executive Officer in that year.

(6)	Mrs. Cossé's employment with the FHLBank ended effective March 17, 2014.

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

Each of the Named Executive Officers received a base salary increase at the beginning of 2013. Total salary increases, including merit and market adjustments, ranged from 2.47 percent to 10.21 percent. For the Named Executive Officers other than the President, the Committee's actions were based on the President's recommendation for each executive, which took into consideration market data, and an evaluation of each executive's annual performance. Mr. Howell's merit increase was 2.47 percent. In recommending and approving the 2013 increase, the Committee and Board took into consideration the directors' appraisals of Mr. Howell's performance during the year and noted, in particular, his strong leadership and deep knowledge of the FHLBank System which provided a seamless transition to his role as President, while recognizing his salary increase in June 2012 in connection with his promotion.

In October 2013, the Committee recommended and the Board approved a 4.50 percent salary increase pool for 2014 for all employees, comprised of 3.00 percent for merit increases and 1.50 percent for market and promotional adjustments. At meetings in November 2013, the Committee recommended, and the Board approved, the following 2014 base salaries for the Named Executive Officers: Mr. Howell, $618,000; Mr. Able, $325,000; Mr. Lawler, $310,000; and Mr. Sponaugle, $265,000. In 2014, total salary increases, including merit and market adjustments, ranged from 3.33 percent to 8.80 percent.

As in prior years, for the Named Executive Officers other than the President, the Committee's actions for 2014 compensation were based on the President's recommendations for each individual executive, which took into consideration recent market data corresponding to the positions and an evaluation of the executive's performance over the past year. In determining Mr. Howell’s 2014 salary, the Committee and Board discussed his strong performance and the sound performance of the FHLBank under his leadership as President. Individually, directors provided feedback to the Chair, and the Committee recommended, and the Board subsequently approved, a salary increase for Mr. Howell of 8.80 percent. On December 31, 2013, we were informed that the Finance Agency had completed its review of the Board-approved compensation actions affecting the Named Executive Officers in 2014.

Non-Equity Incentive Compensation Plan (Incentive Plan)
The 2013 Incentive Plan is a cash-based total incentive award that is divided into two equal parts: (1) a current incentive award, and (2) a three-year deferred incentive award.

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

When establishing the Incentive Plan goals and corresponding performance levels, the Board anticipates that we will successfully achieve a threshold level of performance nearly every year. The target level is aligned with expected performance and is anticipated to be reasonably achievable in a majority of plan years. The maximum level of performance reflects a graduated level of difficulty from the target performance level and requires superior performance to achieve.

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

If actual performance falls below the threshold level of performance, no payment is made for that goal. If actual performance exceeds the maximum level, only the value assigned as the performance maximum is paid. When actual performance falls between the assigned threshold, target and maximum performance levels, an interpolated achievement is calculated for that goal. The achievement for each goal is then multiplied by the corresponding incentive weight assigned to that goal and the results for each goal are summed to arrive at the final incentive award payable to the executive. No final awards (or payments) will be made to executives under the Incentive Plan if we receive the lowest "Composite Rating" during the most recent examination by the Finance Agency. Such a rating would indicate that we have been found to be operating in an unacceptable manner, that we exhibit serious deficiencies in corporate governance, risk management or financial condition and performance, or that we are in substantial noncompliance with laws, Finance Agency regulations or supervisory guidance. The Board has sole discretion to increase or decrease any incentive plan awards.

For calendar year 2013, the Board approved a total of six performance measures in the functional areas of Franchise Value Promotion, Member Asset Activity and Stockholder Risk/Return. The mix of financial and non-financial goals measures performance across our mission and corporate objectives and is intended to discourage unnecessary or excessive risk-taking. Because we consider risk management to be an essential component in the achievement of our mission and corporate objectives, the goals below include a separate risk-related metric.

The following table presents the incentive weights, target performance levels, and the actual results achieved for the 2013 Incentive Plan performance measures.

2013 Incentive Plan Results

(Dollars in thousands)
	Incentive Weight	Target Performance	Results Achieved
Franchise Value Promotion
1) Mission Outreach	10.0%	87	100
2) Mission Asset Participation	10.0	66%	72%
Member Asset Activity
3) Average Advance Balances for Members with Assets of $50 Billion or less	15.0	$13,200,000	$12,954,453
4) Mortgage Purchase Program New Mandatory Delivery Commitments	15.0	900,000	1,050,852
Stockholder Risk/Return
5) Decline in Market Value of Equity	25.0	< 12%	3.8%
6) Profitability Versus Projected Average 3-month LIBOR rate	25.0	390 bps	457 bps

During 2013, the Board, the Committee and the President periodically reviewed the Incentive Plan goals presented above to determine progress toward the goals. Although the Board and the President discussed various external factors that were affecting achievement of the performance measures, the Board did not take any actions to revise or change the Incentive Plan goals.

The incentive program for the Chief Risk Officer (CRO) is comprised of both the bank-wide goals above at 75 percent and the ERM department goal at 25 percent as indicated below.

Implement specific initiatives of the FHLBank's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	3 initiatives satisfactorily completed*

Target:	4 initiatives satisfactorily completed*

Maximum:	7 initiatives satisfactorily completed*

Results Achieved:	6 initiatives satisfactorily completed*

*	Specific initiatives include efforts in credit risk, operational risk, model governance programs, Prudential Management Standards, market risk metrics and analytics, and other areas impacting ERM.

The total incentive award opportunities for the 2013 plan year stated as a percentage of base salary were as follows:

	Incentive Opportunity
Name	Threshold	Target	Maximum
Andrew S. Howell	50.0%	75.0%	100.0%
Donald R. Able	40.0	60.0	80.0
R. Kyle Lawler	40.0	60.0	80.0
Stephen J. Sponaugle	30.0	50.0	70.0
Carole L. Cossé	30.0	50.0	70.0

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

The achievement levels presented above are determined using separate performance measures over the three-year deferral period (2014-2016).

The following table presents the performance measures and incentive weights used to determine the achievement level reached during the three-year deferral period:

2013 Incentive Plan Deferred Goals (2014 - 2016 Deferral Period)

1) OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	Weight: 20%
2) RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	Weight: 20%
3) MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity (MVE) to Par Value of Regulatory Capital Stock	Weight: 20%
4) ADVANCE UTILIZATION RATIO:
Ranking of average of each member's Advances-to-Assets ratio multiplied by the average member borrower penetration ratio in comparison to other FHLBanks	Weight: 20%
5) STRATEGIC BUSINESS PLAN ACHIEVEMENT:
Percentage of Strategic Business Plan strategies achieved	Weight: 20%

At its January 2014 meeting, following certification of the 2013 performance results and in accordance with those results, the Board authorized the distribution to the Named Executive Officers of the current awards shown in Note 2 to the Summary Compensation Table. For the 2013 plan year, we cumulatively achieved approximately 92 percent of the available maximum incentive opportunity. This was an increase in overall FHLBank performance from the 88 percent achieved for 2012 primarily because the FHLBank exceeded the threshold level of performance for all six goals.

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

At its November 2013 meeting, the Board established the 2014 Incentive Plan goals, the incentive weights and the performance levels (measures) corresponding to each Incentive Plan goal and award opportunity for the 2014 Incentive Plan. In December 2013, the 2014 Incentive Plan was sent to the Finance Agency and we received notification of the completion of their review in March 2014. The 2014 incentive award opportunities for our executives are set forth below.

2014 Incentive Plan Goals

Franchise Value Promotion
Mission Outreach	Weight: 10.0%
Mission Asset Participation	Weight: 10.0%
Member Asset Activity
Average Advances Balances for Members with Assets of $50 billion or less	Weight: 15.0%
Mortgage Purchase Program New Mandatory Delivery Commitments	Weight: 15.0%
Stockholder Risk/Return
Decline in Market Value of Equity	Weight: 25.0%
Profitability-Available Earnings vs. Average 3-month LIBOR Rate	Weight: 25.0%

As reflected above, the Board decided to keep all of the 2014 goals the same as those in 2013 although the performance metrics have been adjusted. In setting the performance measures for the 2014 Incentive Plan, the Board reviewed the results against target for 2013 and considered relevant aspects of our financial outlook for 2014 including the continued uncertainty of the economy and the government's liquidity programs that continue to affect Mission Asset Activity and profitability. The Board also considered opportunities to facilitate outreach to membership and increase mission asset participation by members. The goals for the deferred component of the 2014 Incentive Plan, which include the 2015 - 2017 performance period, are expected to be set at the November 2014 Board meeting.

The Board also approved a separate ERM goal, related to the continued advancement of the ERM function, for the CRO which is weighted at 25 percent of the CRO's total annual incentive opportunity.

2014 CRO's Goal

Implement specific initiatives of the FHLBank's ERM program within the ERM Department.

Weight of Goal:	100 percent

Threshold:	5 initiatives satisfactorily completed*

Target:	7 initiatives satisfactorily completed*

Maximum:	10 initiatives satisfactorily completed*

*	Specific initiatives include efforts in operational risk, market risk, credit risk, model risk and improvement of the FHLBank's general ERM program.

Residual/Transitional Long-Term Non-Equity Incentive Plan Compensation
The former Executive Long-Term Incentive Plan (LTI Plan) was a cash-based, performance unit plan designed to promote higher levels of performance and long-term employment retention by selected executive and senior officers, including the Named Executive Officers, for accomplishing Board-approved long-term goals. Since the LTI Plan was initially created, the Board had established a new three-year performance period annually, commencing each January 1, so that three overlapping performance periods are in effect at one time. However, in May 2012, we received notification of the completion of the review by the Finance Agency of certain 2012 executive compensation actions, which effectively discontinued long-term plans for all FHLBanks. In order to assist in the transition of our executive incentive plans, the 2012 - 2014 Transitional Long-term

Incentive Plan (Transition Plan) was adopted to bridge the participants' cash compensation levels in 2015 to close what otherwise would be a gap in compensation until the deferred component of the 2012 Incentive Plan is fully implemented in 2016.

At the beginning of both the 2011 - 2013 LTI Plan and 2012 - 2014 Transition Plan, the Board established a base award opportunity for each executive officer in the form of a grant of a fixed number of performance units, with an assigned value of $100 per unit, equal to a percentage of the participant's base salary. The value of each performance unit then fluctuates as a function of the actual performance in comparison with the performance levels established for each goal with interpolations made for results between achievement levels. The achievement level for each goal then is multiplied by the corresponding incentive weight assigned to that goal. The results for each goal are summed and multiplied by the executive officer's respective number of performance units to arrive at the final award payable.

If actual performance falls below the threshold level of performance for any of the goals, no payment is made for that goal. If actual performance exceeds the performance maximum for a goal, only the maximum for that goal is paid. Under the 2011 - 2013 LTI Plan, if actual performance failed to meet the threshold (minimum) level for the Affordable Housing/Community Investment goal, no award would have been paid to any participant. The Board has sole discretion to increase or decrease awards up to 10 percent to recognize performance not captured by the total achievement level of the goals. During 2013, the Board, the Committee and the President periodically reviewed progress toward the residual LTI Plan and Transition Plan goals. At its January 2014 meeting, following certification of the performance results for the 2011 - 2013 performance period and in accordance with those results, the Board authorized the distribution of LTI Plan payments to eligible officers including the Named Executive Officers. Cumulatively, we achieved approximately 63 percent of the available maximum incentive opportunity for FHLBank goals. The LTI Plan payments for the residual 2011 - 2013 performance period are shown in Note 2 to the Summary Compensation Table.

The following table presents the incentive weights, target performance levels, and the actual results achieved for the 2011 - 2013 LTI goals.

	Incentive Weight	Target Performance	Results Achieved
OPERATING EFFICIENCY:
Ranking of Operating Efficiency Ratio in comparison to other FHLBanks	25%	2nd quartile	1st of 12
RISK ADJUSTED PROFITABILITY:
Ranking of Risk Adjusted Profitability in comparison to other FHLBanks	25%	2nd quartile	2nd of 12
MARKET CAPITALIZATION RATIO:
Ratio of Market Value of Equity to Par Value of Regulatory Capital Stock	25%	100%	110.37%
MARKET PENETRATION:
Ratio of Member Advances to Member Assets	25%	4.50%	3.36%
	Multiplier	Target Performance	Results Achieved
AFFORDABLE HOUSING/COMMUNITY INVESTMENT:
Percent of Participating Members using one or more HCI Programs	+/- 10%	32.00%	28.59%

At the January 2014 meeting, the Board also reviewed the measurements and achievement levels for each goal for the remaining 2012 - 2014 Transition Plan. Based on the results to date, we project an achievement level between the target and maximum levels.

Non-Equity Incentive Plan Compensation Grants
The following table provides information on grants made under our Incentive Plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold	Target	Maximum
Andrew S. Howell	November 21, 2013 (1)	$309,000	$463,500	$618,000
	November 15, 2012 (2)	284,000	426,000	568,000

Donald R. Able	November 21, 2013 (1)	130,000	195,000	260,000
	November 15, 2012 (2)	123,000	184,500	246,000

R. Kyle Lawler	November 21, 2013 (1)	124,000	186,000	248,000
	November 15, 2012 (2)	120,000	180,000	240,000

Stephen J. Sponaugle	November 21, 2013 (1)	79,500	132,500	185,500
	November 15, 2012 (2)	73,200	122,000	170,800

Carole L. Cossé	November 21, 2013 (1) (3)	94,200	157,000	219,800
	November 15, 2012 (2) (3)	91,320	152,200	213,080

(1)	Awards granted on this date are for the 2014 Incentive Plan.

(2)	Awards granted on this date were for the 2013 Incentive Plan.

(3)
Mrs. Cossé's employment with the FHLBank ended effective March 17, 2014. As a result, she will not be employed on the last day of the plan period and therefore may not be eligible to receive the original award.

Under the awards shown above, 50 percent of the estimated future payout will be awarded in cash following the Plan year. The other 50 percent of the estimated future payout will be mandatorily deferred for three years after the end of the Plan year. The final value of the deferred award can be increased, decreased or remain the same based on the achievement level of the deferred goals during the three-year period. Refer to the "Non-Equity Incentive Compensation Plan (Incentive Plan)" section above for further detail.

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

The pension benefits payable under the Pentegra DB plan are determined using a pre-established formula that provides a single life annuity payable monthly at age 65 or normal retirement. The benefit formula for employees hired prior to January 1, 2006, which includes all Named Executive Officers, is 2.5 percent for each year of benefit service multiplied by the highest three-year average compensation. Average compensation is defined as base salary, excess accrued vacation benefits and annual incentive compensation and excludes any deferred incentive payments or payments received from the LTI Plan. In the event of retirement prior to attainment of age 65, a reduced pension benefit is payable under the plan, with payments commencing as early as age 45. The Pentegra DB plan also provides certain actuarially equivalent forms of benefit payments other than a single life annuity, including a limited lump sum distribution option, which only is available to employees, including Named Executive Officers, hired prior to February 1, 2006.

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

2013 Pension Benefits

Name	Plan Name	Number of Years Credited Service (1)	Present Value (2) of Accumulated Benefits
Andrew S. Howell	Pentegra DB	23.50	$1,092,000
	DB/BEP	23.50	1,901,000

Donald R. Able	Pentegra DB	32.42	1,338,000
	DB/BEP	32.42	1,152,000

R. Kyle Lawler	Pentegra DB	12.50	692,000
	DB/BEP	12.50	343,000

Stephen J. Sponaugle	Pentegra DB	20.33	888,000
	DB/BEP	20.33	178,000

Carole L. Cossé	Pentegra DB	33.92	2,646,000
	DB/BEP	33.92	2,457,000

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

Under the Pentegra DC plan, a participant may elect to contribute up to 100 percent of eligible compensation on either a before-tax or after-tax basis. The plan permits participants to self-direct investment elections into one or more investment funds. All returns are at the market rate of the related fund. Investment fund elections may be changed daily by the participants. A participant may withdraw vested account balances while employed, subject to certain plan limitations, which include those under IRS regulations. Participants also are permitted to revise their contribution/deferral election once each pay period. However, the revised election is only applicable to future earnings and may also be limited by IRS regulations.

Fringe Benefits and Perquisites
Executive officers are eligible to participate in the traditional fringe benefit plans made available to all other employees, including participation in the pension plans, medical, dental and vision insurance program and group term life and long term disability (LTD) insurance plans, as well as annual leave (i.e., vacation) and sick leave policies. Executives participate in our subsidized medical, dental and vision insurance and group term life and LTD insurance programs on the same basis and terms as all of our employees. However, executives are required to pay higher premiums for medical coverage. Executive officers also receive on-site parking at our expense. The perquisites provided by the FHLBank represent a small fraction of an executive officer's annual compensation.

During 2013, the President was also provided with an FHLBank-owned vehicle for his business and personal use. The operating expenses associated with the vehicle, including an automobile club membership for emergency roadside assistance, also were provided. An executive officer's personal use of an FHLBank-owned vehicle, including use for the daily commute to and from work, is reported as a taxable fringe benefit. Additionally, with prior approval, our current Travel Policy permits a spouse to accompany an executive officer on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. Perquisites did not individually or collectively exceed $10,000 for any of the Named Executive Officers and are therefore excluded from the Summary Compensation Table.

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

COMPENSATION COMMITTEE REPORT

The Personnel and Compensation Committee of the Board of Directors (the Committee) of the FHLBank has furnished the following report for inclusion in this annual report on Form 10-K:
The Committee has reviewed and discussed the 2013 Compensation Discussion and Analysis set forth above with the FHLBank's management. Based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Carl F. Wick (Chair)
Grady P. Appleton
Leslie D. Dunn
Charles J. Koch
Michael R. Melvin
William J. Small (Vice Chair)

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

The following table sets forth the per meeting fees and the annual caps for 2013 and 2014:

	2013		2014
	Per Meeting Fee	Annual Cap	Per Meeting Fee	Annual Cap
Chair	$12,250	$98,000	$14,000	$98,000
Vice Chair	10,625	85,000	12,200	85,000
Other Members	8,750	70,000	10,000	70,000

In addition, annual fees, which are subject to certain attendance requirements, are paid as follows for certain Board Committee assignments that involve significant time and responsibilities.

	2013	2014
Audit Committee:
Chair	$17,000	$17,000
Other members	9,500	9,500
Finance and Market Risk Management Committee:
Chair	14,000	14,000
Other members	7,000	7,000
All other committees:
Chair	14,000	14,000

In 2013, in addition to the per meeting and committee fees above, the Board Chair received $10,000 as compensation for chairing the Council of FHLBanks. However, excluding the Council of FHLBanks fee, the Board Chair does not receive additional compensation for chairing any committee and no director may receive fees totaling more than the annual amount paid to the Board Chair.

During 2013, total directors' fees and travel expenses incurred by the FHLBank were $1,431,500 and $257,091, respectively.

With prior approval, our current Travel Policy permits a spouse to accompany a director on authorized business trips. The transportation and other related expenses associated with the spouse's travel are reimbursed by the FHLBank and reported as a taxable fringe benefit. During 2013, there were 13 directors that received reimbursement for spousal travel expenses.

The following table sets forth the meeting fees earned by each director and expenses paid to each director for the year ended December 31, 2013.

2013 Directors Compensation Table

Name	Fees Earned or Paid in Cash	Total Expenses (1)	Total
J. Lynn Anderson	$77,000	$—	$77,000
Grady P. Appleton	79,500	—	79,500
B. Proctor Caudill, Jr., Vice Chair	85,000	194	85,194
James R. DeRoberts	79,500	901	80,401
Mark N. DuHamel	86,500	—	86,500
Leslie D. Dunn	93,500	1,594	95,094
James A. England	79,500	194	79,694
Charles J. Koch	77,000	1,254	78,254
Michael R. Melvin	77,000	804	77,804
Thomas L. Moore	77,000	924	77,924
Donald J. Mullineaux	93,500	1,306	94,806
Alvin J. Nance	70,000	578	70,578
Charles J. Ruma	91,000	1,228	92,228
William J. Small	86,500	791	87,291
William S. Stuard, Jr.	77,000	876	77,876
Billie W. Wade	94,000	—	94,000
Carl F. Wick, Chair	108,000	1,082	109,082
Total	$1,431,500	$11,726	$1,443,226

(1)	Total expenses are comprised of spousal travel expenses reimbursed to the director by the FHLBank; directors' travel expenses are not included.

The following table summarizes the total number of board meetings and meetings of its designated committees held in 2012 and 2013.

	Number of Meetings Held
Meeting Type	2012	2013
Board Meeting	10	10
Audit Committee	11	13
Finance and Risk Management Committee	7	7
Governance	3	6
Housing and Community Development Committee	4	5
Personnel and Compensation Committee	7	5

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Personnel and Compensation Committee of the Board of Directors is charged with responsibility for the FHLBank's compensation policies and programs. None of the 2013 or 2014 Personnel and Compensation Committee members are or previously were officers or employees of the FHLBank. Additionally, none of the FHLBank's executive officers served or serve on the board of directors or the compensation committee of any entity whose executive officers served on the FHLBank's Personnel and Compensation Committee or Board of Directors. This Committee was and is composed of the following members:

2013	2014
Carl F. Wick (Chair)	Carl F. Wick (Chair)
Grady P. Appleton	Grady P. Appleton
B. Proctor Caudill, Jr. (Vice Chair)	Leslie D. Dunn
Leslie D. Dunn	Charles J. Koch
Charles J. Koch	Michael R. Melvin
Michael R. Melvin	William J. Small (Vice Chair)
William J. Small

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have one class of capital stock, Class B Stock, all of which is owned by our current and former member institutions. Individuals, including directors and officers of the FHLBank, are not permitted to own our capital stock. Therefore, we have no equity compensation plans.

The following table lists institutions holding five percent or more of outstanding capital stock at February 28, 2014 and includes any known affiliates that are members of the FHLBank:

(Dollars in thousands)
		Capital	Percent of Total	Number
Name	Address	Stock	Capital Stock	of Shares
JPMorgan Chase Bank, N.A.	1111 Polaris Parkway Columbus, OH 43240	$1,533,000	35%	15,330,000
U.S. Bank, N.A.	425 Walnut Street Cincinnati, OH 45202	475,393	11	4,753,927
Fifth Third Bank	38 Fountain Square Plaza Cincinnati, OH 45263	247,687	6	2,476,870

The following table lists capital stock outstanding as of February 28, 2014 held by member institutions that have an officer or director who serves as a director of the FHLBank:

(Dollars in thousands)
		Capital	Percent of Total
Name	Address	Stock	Capital Stock
Nationwide (1)	One Nationwide Plaza Columbus, OH 43215	$87,930	2.0%
FirstMerit Bank, N.A.	111 Cascade Plaza, 7th Floor Akron, OH 44308	86,660	2.0
First Federal Bank of the Midwest	601 Clinton Street Defiance, OH 43512	13,792	0.3
F&M Bank	50 Franklin Street Clarksville, TN 37040	3,374	0.1
Perpetual Federal Savings Bank	120 North Main Street Urbana, OH 43078	2,794	0.1
First Federal Bank of Ohio	140 North Columbus Street Galion, OH 44833	1,902	0.0
Farmers National Bank	304 West Main Street Danville, KY 40423	1,722	0.0
The Arlington Bank	2130 Tremont Center Upper Arlington, OH 43221	1,054	0.0
Ohio Valley Financial Group	140 North Main Street Henderson, KY 42419	984	0.0
Decatur County Bank	56 North Pleasant Street Decaturville, TN 38329	646	0.0
The Plateau Group (2)	2701 North Main Street Crossville, TN 38555	90	0.0

(1)	Includes Nationwide Bank, Nationwide Life Insurance Co., and Nationwide Mutual Insurance Co., which are FHLBank members.

(2)	Includes two subsidiaries (Plateau Casualty Insurance Company and Plateau Insurance Company), which are FHLBank members.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

TRANSACTIONS WITH RELATED PERSONS

See Note 22 of the Notes to Financial Statements for information on transactions with stockholders, including information on transactions with Directors' Financial Institutions and concentrations of business, and transactions with nonmember affiliates, which information is incorporated herein by reference.

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

We believe these policies are effective in bringing to the attention of management and the Board any non-ordinary course transactions that require Board review and approval and that all such transactions since January 1, 2013 have been so reviewed and approved.

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the FHLBank for the years ended December 31, 2013 and 2012 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Years Ended
(In thousands)	December 31,
	2013	2012
Audit fees	$659	$671
Audit-related fees	59	84
Tax fees	—	—
All other fees	—	—
Total fees	$718	$755

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

The FHLBank paid additional fees to PricewaterhouseCoopers, LLP in the form of assessments paid to the Office of Finance. The FHLBank is assessed its proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. These assessments, which totaled $52,000 and $46,000 in 2013 and 2012, respectively, are not included in the table above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements. The following financial statements of the Federal Home Loan Bank of Cincinnati, set forth in Item 8 above, are filed as a part of this registration statement.

Report of Independent Registered Public Accounting Firm
Statements of Condition as of December 31, 2013 and 2012
Statements of Income for the years ended December 31, 2013, 2012 and 2011
Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Statements of Capital for the years ended December 31, 2013, 2012 and 2011
Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Financial Statements

(b)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of March 2014.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 20th day of March 2014.

Signatures	Title

/s/ Andrew S. Howell	President and Chief Executive Officer
Andrew S. Howell	(principal executive officer)

/s/ Donald R. Able	Executive Vice President - Chief Operating
Donald R. Able	Officer and Interim Chief Financial Officer (principal financial officer)

/s/ J. Lynn Anderson*	Director
J. Lynn Anderson

/s/ Grady P. Appleton*	Director
Grady P. Appleton

/s/ Greg W. Caudill*	Director
Greg W. Caudill

/s/ James R. DeRoberts*	Director
James R. DeRoberts

/s/ Mark N. DuHamel*	Director
Mark N. DuHamel

/s/ Leslie D. Dunn*	Director
Leslie D. Dunn

/s/ James A. England*	Director
James A. England

/s/ Charles J. Koch*	Director
Charles J. Koch

/s/ Michael R. Melvin*	Director
Michael R. Melvin

/s/ Thomas L. Moore*	Director
Thomas L. Moore

/s/ Donald J. Mullineaux*	Director
Donald J. Mullineaux

/s/ Alvin J. Nance*	Director
Alvin J. Nance

/s/ Charles J. Ruma*	Director
Charles J. Ruma

/s/ David E. Sartore*	Director
David E. Sartore

/s/ William J. Small*	Director (Vice Chair)
WIlliam J. Small

/s/ William S. Stuard, Jr.*	Director
William S. Stuard, Jr.

/s/ Carl F. Wick*	Director (Chair)
Carl F. Wick

* Pursuant to Power of Attorney

/s/ Andrew S. Howell
Andrew S. Howell
Attorney-in-fact

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

3.1	Organization Certificate	Form 10, filed December 5, 2005

3.2	Bylaws, as amended through March 18, 2010	Form 10-K, filed March 18, 2010

4	Capital Plan, as amended through November 25, 2013	Form 8-K, filed January 31, 2014

10.1.A	Form of Blanket Agreement for Advances and Security Agreement, as in effect for signatories prior to November 21, 2005	Form 10, filed December 5, 2005

10.1.B	Form of Blanket Security Agreement, for new signatories on and after November 21, 2005	Form 10, filed December 5, 2005

10.2	Form of Mortgage Purchase Program Master Selling and Servicing Master Agreement	Form 10, filed December 5, 2005

10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, entered into as of July 20, 2006, by and among the Office of Finance and each of the Federal Home Loan Banks	Form 8-K, filed June 28, 2006

10.4	Joint Capital Enhancement Agreement, as amended on August 5, 2011, by and among each of the Federal Home Loan Banks	Form 8-K, filed August 5, 2011

10.5 (2)	Incentive Compensation Plan	Form 10-Q, filed August 9, 2012

10.6 (2)	Transitional Executive Long-Term Incentive Plan	Form 10-Q, filed August 9, 2012

10.7 (2)	Executive Long-Term Incentive Plan, as amended February, 2011	Form 10-K, filed March 18, 2011

10.8 (2)	Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.9 (2)	First Amendment to the Federal Home Loan Bank of Cincinnati Benefit Equalization Plan (December 2008 Restatement)	Form 10-K, filed March 18, 2010

10.10 (2)	Form of indemnification agreement effective as of July 29, 2009 between the Federal Home Loan Bank and each of its directors and executive officers	Form 8-K, filed July 30, 2009

12	Statements of Computation of Ratio of Earnings to Fixed Charges	Filed Herewith

24	Powers of Attorney	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

99.1	Audit Committee Letter	Furnished Herewith

99.2	Audit Committee Charter	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.

(2)	Indicates management compensation plan or arrangement.