Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Cincinnati
filed 2014-05-08
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
☐ Yes   ☒ No

As of April 30, 2014, the registrant had 43,296,891 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$128,470	$8,598,933
Interest-bearing deposits	234	166
Securities purchased under agreements to resell	5,500,000	2,350,000
Federal funds sold	4,195,000	1,740,000
Investment securities:
Trading securities	1,518	1,578
Available-for-sale securities	2,539,840	2,184,879
Held-to-maturity securities (includes $0 and $0 pledged as collateral at March 31, 2014 and December 31, 2013, respectively, that may be repledged) (a)	16,181,788	16,087,162
Total investment securities	18,723,146	18,273,619
Advances	65,544,963	65,270,390
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	6,697,983	6,825,523
Less: allowance for credit losses on mortgage loans	6,655	7,233
Mortgage loans held for portfolio, net	6,691,328	6,818,290
Accrued interest receivable	83,664	85,151
Premises, software, and equipment, net	12,997	13,811
Derivative assets	585	3,241
Other assets	21,771	27,101
TOTAL ASSETS	$100,902,158	$103,180,702
LIABILITIES
Deposits	$883,406	$913,895
Consolidated Obligations, net:
Discount Notes	33,224,734	38,209,946
Bonds (includes $2,265,459 and $4,018,370 at fair value under fair value option at March 31, 2014 and December 31, 2013, respectively)	61,413,295	58,162,739
Total Consolidated Obligations, net	94,638,029	96,372,685
Mandatorily redeemable capital stock	114,833	115,853
Accrued interest payable	120,591	116,381
Affordable Housing Program payable	98,423	93,789
Derivative liabilities	72,422	97,766
Other liabilities	152,916	160,226
Total liabilities	96,080,620	97,870,595
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 41,993 shares at March 31, 2014 and 46,980 shares at December 31, 2013	4,199,272	4,697,985
Retained earnings:
Unrestricted	508,752	510,321
Restricted	122,282	110,843
Total retained earnings	631,034	621,164
Accumulated other comprehensive loss	(8,768)	(9,042)
Total capital	4,821,538	5,310,107
TOTAL LIABILITIES AND CAPITAL	$100,902,158	$103,180,702

(a)	Fair values: $16,020,532 and $15,808,397 at March 31, 2014 and December 31, 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Advances	$76,151	$70,952
Prepayment fees on Advances, net	996	452
Interest-bearing deposits	19	74
Securities purchased under agreements to resell	296	859
Federal funds sold	1,129	2,001
Trading securities	7	8
Available-for-sale securities	760	30
Held-to-maturity securities	89,253	69,626
Mortgage loans held for portfolio	60,265	73,208
Loans to other FHLBanks	—	3
Total interest income	228,876	217,213
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	8,449	10,126
Consolidated Obligations - Bonds	142,157	129,816
Deposits	63	86
Loans from other FHLBanks	—	5
Mandatorily redeemable capital stock	1,193	1,623
Total interest expense	151,862	141,656
NET INTEREST INCOME	77,014	75,557
Reversal for credit losses	—	(2,500)
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	77,014	78,057
OTHER NON-INTEREST INCOME:
Net (losses) gains on trading securities	(2)	1
Net gains on Consolidated Obligation Bonds held under fair value option	1,360	532
Net (losses) gains on derivatives and hedging activities	(1,083)	4,345
Standby Letters of Credit fees	2,344	1,699
Other, net	1,125	1,128
Total other non-interest income	3,744	7,705
OTHER EXPENSE:
Compensation and benefits	9,286	8,367
Other operating	4,402	3,984
Finance Agency	1,939	1,088
Office of Finance	1,047	1,089
Other	402	487
Total other expense	17,076	15,015
INCOME BEFORE ASSESSMENTS	63,682	70,747
Affordable Housing Program assessments	6,488	7,237
NET INCOME	$57,194	$63,510

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$57,194	$63,510
Other comprehensive income adjustments:
Net unrealized (losses) gains on available-for-sale securities	(39)	44
Pension and postretirement benefits	313	450
Total other comprehensive income adjustments	274	494
Total comprehensive income	$57,468	$64,004

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings
	Shares	Par Value	Unrestricted	Restricted	Total	Accumulated Other Comprehensive Loss	Total Capital
BALANCE, DECEMBER 31, 2012	40,106	$4,010,622	$479,253	$58,628	$537,881	$(11,734)	$4,536,769
Proceeds from sale of capital stock	4,742	474,153					474,153
Net shares reclassified to mandatorily redeemable capital stock	(182)	(18,225)					(18,225)
Comprehensive income			50,808	12,702	63,510	494	64,004
Cash dividends on capital stock			(38,454)		(38,454)		(38,454)
BALANCE, MARCH 31, 2013	44,666	$4,466,550	$491,607	$71,330	$562,937	$(11,240)	$5,018,247

BALANCE, DECEMBER 31, 2013	46,980	$4,697,985	$510,321	$110,843	$621,164	$(9,042)	$5,310,107
Proceeds from sale of capital stock	100	10,006					10,006
Repurchase of capital stock	(4,979)	(497,875)					(497,875)
Net shares reclassified to mandatorily redeemable capital stock	(108)	(10,844)					(10,844)
Comprehensive income			45,755	11,439	57,194	274	57,468
Cash dividends on capital stock			(47,324)		(47,324)		(47,324)
BALANCE, MARCH 31, 2014	41,993	$4,199,272	$508,752	$122,282	$631,034	$(8,768)	$4,821,538

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$57,194	$63,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,950	3,860
Net change in fair value adjustment on derivative and hedging activities	6,731	7,804
Net change in fair value adjustments on trading securities	2	(1)
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(1,360)	(532)
Other adjustments	110	(2,502)
Net change in:
Accrued interest receivable	1,488	139
Other assets	5,094	2,264
Accrued interest payable	2,657	14,296
Other liabilities	(2,457)	2,451
Total adjustments	14,215	27,779
Net cash provided by operating activities	71,409	91,289

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	5,681	32,288
Securities purchased under agreements to resell	(3,150,000)	850,000
Federal funds sold	(2,455,000)	(250,000)
Premises, software, and equipment	(140)	(797)
Trading securities:
Proceeds from maturities of long-term	59	83
Available-for-sale securities:
Net increase in short-term	(355,000)	(500,000)
Held-to-maturity securities:
Net decrease in short-term	1,440	659
Proceeds from maturities of long-term	465,827	773,803
Purchases of long-term	(561,789)	(1,698,350)
Advances:
Proceeds	207,347,064	204,371,433
Made	(207,639,145)	(208,746,435)
Mortgage loans held for portfolio:
Principal collected	230,027	652,170
Purchases	(111,428)	(339,823)
Net cash used in by investing activities	(6,222,404)	(4,854,969)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2014	2013
FINANCING ACTIVITIES:
Net decrease in deposits and pass-through reserves	$(43,457)	$(76,190)
Net payments on derivative contracts with financing elements	(7,657)	(11,562)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	35,297,040	47,052,712
Bonds	14,942,177	5,368,244
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(40,283,314)	(43,820,701)
Bonds	(11,677,200)	(3,762,062)
Proceeds from issuance of capital stock	10,006	474,153
Payments for repurchase/redemption of mandatorily redeemable capital stock	(11,864)	(95,098)
Payments for repurchase of capital stock	(497,875)	—
Cash dividends paid	(47,324)	(38,454)
Net cash (used in) provided by financing activities	(2,319,468)	5,091,042
Net (decrease) increase in cash and cash equivalents	(8,470,463)	327,362
Cash and cash equivalents at beginning of the period	8,598,933	16,423
Cash and cash equivalents at end of the period	$128,470	$343,785
Supplemental Disclosures:
Interest paid	$157,055	$129,497
Affordable Housing Program payments, net	$1,854	$2,395

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). Results for the three months ended March 31, 2014 are not necessarily indicative of operating results for the full year.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. Additional information regarding these agreements is provided in Note 10. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. For more information about the FHLBank's investments in securities purchased under agreements to resell, see “Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies” in the FHLBank's 2013 Form 10-K.

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

Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance became effective for the FHLBank beginning on January 1, 2014. The adoption of this guidance did not effect the FHLBank's financial condition, results of operations, or cash flows.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements were implemented as of January 1, 2014; this implementation did not have a material effect on the FHLBank's financial condition, results of operations, or cash flows. The charge-off requirements should be implemented no later than January 1, 2015. The FHLBank is currently assessing the charge-off provisions of this advisory bulletin and has not yet determined the effect, if any, that this guidance will have on the FHLBank's financial condition, results of operations, or cash flows.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	March 31, 2014	December 31, 2013
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$1,518	$1,578
Total	$1,518	$1,578

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net (Losses) Gains on Trading Securities (in thousands)

	Three Months Ended March 31,
	2014	2013
Net (losses) gains on trading securities held at period end	$(2)	$1
Net (losses) gains on trading securities	$(2)	$1

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$2,540,000	$—	$(160)	$2,539,840
Total	$2,540,000	$—	$(160)	$2,539,840

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$2,185,000	$1	$(122)	$2,184,879
Total	$2,185,000	$1	$(122)	$2,184,879

All securities outstanding with gross unrealized losses at March 31, 2014 have been in a continuous unrealized loss position for less than 12 months.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	March 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,540,000	$2,539,840	$2,185,000	$2,184,879

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	March 31, 2014	December 31, 2013
Amortized cost of available-for-sale securities:
Fixed-rate	$2,540,000	$2,185,000

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio during the three months ended March 31, 2014 or 2013.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	March 31, 2014
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$26,045	$2	$—	$26,047
Total non-mortgage-backed securities	26,045	2	—	26,047
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (2)	2,250,157	4,067	(28,193)	2,226,031
Government-sponsored enterprises (GSE) residential mortgage-backed securities (3)	13,905,586	152,964	(290,096)	13,768,454
Total mortgage-backed securities	16,155,743	157,031	(318,289)	15,994,485
Total	$16,181,788	$157,033	$(318,289)	$16,020,532

	December 31, 2013
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (4)	$27,485	$1	$—	$27,486
Total non-mortgage-backed securities	27,485	1	—	27,486
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (2)	1,909,099	4,545	(26,396)	1,887,248
GSE residential mortgage-backed securities (3)	14,150,578	141,962	(398,877)	13,893,663
Total mortgage-backed securities	16,059,677	146,507	(425,273)	15,780,911
Total	$16,087,162	$146,508	$(425,273)	$15,808,397

(1)	Carrying value equals amortized cost.

(2)	Consists of Ginnie Mae mortgage-backed securities and/or mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(3)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(4)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Discounts Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	March 31, 2014	December 31, 2013
Premiums	$29,456	$32,458
Discounts	(60,215)	(58,658)
Net purchased discounts	$(30,759)	$(26,200)

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	March 31, 2014
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$1,046,764	$(28,193)	$—	$—	$1,046,764	$(28,193)
GSE residential mortgage-backed securities (2)	7,034,063	(275,962)	164,444	(14,134)	7,198,507	(290,096)
Total	$8,080,827	$(304,155)	$164,444	$(14,134)	$8,245,271	$(318,289)

	December 31, 2013
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$663,278	$(26,396)	$—	$—	$663,278	$(26,396)
GSE residential mortgage-backed securities (2)	8,817,132	(397,252)	48,902	(1,625)	8,866,034	(398,877)
Total	$9,480,410	$(423,648)	$48,902	$(1,625)	$9,529,312	$(425,273)

(1)	Consists of Ginnie Mae mortgage-backed securities.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	March 31, 2014		December 31, 2013
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$26,045	$26,047	$27,485	$27,486
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	26,045	26,047	27,485	27,486
Mortgage-backed securities (2)	16,155,743	15,994,485	16,059,677	15,780,911
Total	$16,181,788	$16,020,532	$16,087,162	$15,808,397

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	March 31, 2014	December 31, 2013
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$26,045	$27,485
Total amortized cost of non-mortgage-backed securities	26,045	27,485
Amortized cost of mortgage-backed securities:
Fixed-rate	13,242,074	13,048,808
Variable-rate	2,913,669	3,010,869
Total amortized cost of mortgage-backed securities	16,155,743	16,059,677
Total	$16,181,788	$16,087,162

Realized Gains and Losses. From time to time the FHLBank may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the three months ended March 31, 2014 or 2013, the FHLBank did not sell any held-to-maturity securities.

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

For its other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of March 31, 2014, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at March 31, 2014.

The FHLBank also reviewed its available-for-sale securities that have experienced unrealized losses at March 31, 2014 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at March 31, 2014.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2013.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At March 31, 2014 and December 31, 2013, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP Advances. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	March 31, 2014		December 31, 2013
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Overdrawn demand deposit accounts	$—	—%	$150	0.20%
Due in 1 year or less	18,094,088	0.42	17,729,350	0.42
Due after 1 year through 2 years	8,057,825	0.50	6,614,470	0.63
Due after 2 years through 3 years	9,668,511	0.73	9,485,558	0.64
Due after 3 years through 4 years	9,598,743	0.82	9,444,110	0.81
Due after 4 years through 5 years	11,999,994	0.53	11,831,887	0.61
Thereafter	7,965,690	0.86	9,987,245	0.78
Total par value	65,384,851	0.61	65,092,770	0.62
Commitment fees	(736)		(750)
Discount on AHP Advances	(14,252)		(14,953)
Premiums	3,321		3,413
Discounts	(12,892)		(14,104)
Hedging adjustments	184,671		204,014
Total	$65,544,963		$65,270,390

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher rate for the Advance relative to an equivalent maturity, non-callable Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLBank that makes the FHLBank financially indifferent to the prepayment of the Advance. At March 31, 2014 and December 31, 2013, the FHLBank had callable Advances (in thousands) of $11,118,120 and $10,072,203.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2014	December 31, 2013
Overdrawn demand deposit accounts	$—	$150
Due in 1 year or less	25,379,338	25,109,451
Due after 1 year through 2 years	6,093,187	5,300,184
Due after 2 years through 3 years	7,731,455	7,149,237
Due after 3 years through 4 years	7,614,843	7,050,325
Due after 4 years through 5 years	10,962,238	10,877,078
Thereafter	7,603,790	9,606,345
Total par value	$65,384,851	$65,092,770

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases put options from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At March 31, 2014 and December 31, 2013, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,137,600 and $2,146,400.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	March 31, 2014	December 31, 2013
Overdrawn demand deposit accounts	$—	$150
Due in 1 year or less	19,855,988	19,681,750
Due after 1 year through 2 years	8,039,825	6,424,970
Due after 2 years through 3 years	9,330,511	9,338,558
Due after 3 years through 4 years	8,555,343	8,582,710
Due after 4 years through 5 years	11,807,494	11,256,887
Thereafter	7,795,690	9,807,745
Total par value	$65,384,851	$65,092,770

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	March 31, 2014	December 31, 2013
Fixed-rate (1)
Due in one year or less	$7,019,468	$6,706,181
Due after one year	8,707,663	8,774,636
Total fixed-rate	15,727,131	15,480,817
Variable-rate (1)
Due in one year or less	10,625,058	10,580,389
Due after one year	39,032,662	39,031,564
Total variable-rate	49,657,720	49,611,953
Total par value	$65,384,851	$65,092,770

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

March 31, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$40,700	62%	JPMorgan Chase Bank, N.A.	$41,700	64%
U.S. Bank, N.A.	5,558	9	U.S. Bank, N.A.	4,584	7
Total	$46,258	71%	Total	$46,284	71%

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	March 31, 2014	December 31, 2013
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,438,603	$1,482,345
Fixed rate long-term single-family mortgage loans	5,081,954	5,160,854
Total unpaid principal balance	6,520,557	6,643,199
Premiums	172,764	177,180
Discounts	(3,295)	(3,631)
Hedging basis adjustments (2)	7,957	8,775
Total mortgage loans held for portfolio	$6,697,983	$6,825,523

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	March 31, 2014	December 31, 2013
Unpaid principal balance:
Conventional mortgage loans	$5,810,585	$5,897,804
Federal Housing Administration (FHA) mortgage loans	709,972	745,395
Total unpaid principal balance	$6,520,557	$6,643,199

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	March 31, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,379	21%	Union Savings Bank	$1,433	22%
PNC Bank, N.A.(1)	1,283	20	PNC Bank, N.A. (1)	1,356	20
Total	$2,662	41%	Total	$2,789	42%

(1)	Former member.

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

Using a risk-based approach, the FHLBank considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At March 31, 2014 and December 31, 2013, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2014 and December 31, 2013, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the three months ended March 31, 2014 or 2013.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of March 31, 2014 or December 31, 2013. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At March 31, 2014 and December 31, 2013, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended March 31,
Allowance for credit losses:	2014	2013
Balance, beginning of period	$7,233	$17,907
Charge-offs	(578)	(575)
Reversal for credit losses	—	(2,500)
Balance, end of period	$6,655	$14,832

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	March 31, 2014	December 31, 2013
Collectively evaluated for impairment	$6,516	$7,159
Individually evaluated for impairment	$139	$74
Recorded investment, end of period:
Collectively evaluated for impairment	$5,990,948	$6,082,636
Individually evaluated for impairment	7,796	7,799
Total recorded investment	$5,998,744	$6,090,435

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

Table 9.3 - Changes in the LRA (in thousands)

Three Months Ended
March 31, 2014
LRA at beginning of year	$115,236
Additions	1,681
Claims	(789)
Scheduled distributions	(700)
LRA at end of period	$115,428

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	March 31, 2014
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$46,806	$38,494	$85,300
Past due 60-89 days delinquent	11,506	13,757	25,263
Past due 90 days or more delinquent	51,943	33,481	85,424
Total past due	110,255	85,732	195,987
Total current mortgage loans	5,888,489	637,588	6,526,077
Total mortgage loans	$5,998,744	$723,320	$6,722,064
Other delinquency statistics:
In process of foreclosure, included above (1)	$44,268	$18,602	$62,870
Serious delinquency rate (2)	0.88%	4.68%	1.29%
Past due 90 days or more still accruing interest (3)	$51,695	$33,481	$85,176
Loans on non-accrual status, included above	$3,171	$—	$3,171

	December 31, 2013
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$48,619	$53,305	$101,924
Past due 60-89 days delinquent	11,971	18,963	30,934
Past due 90 days or more delinquent	57,934	32,942	90,876
Total past due	118,524	105,210	223,734
Total current mortgage loans	5,971,911	654,399	6,626,310
Total mortgage loans	$6,090,435	$759,609	$6,850,044
Other delinquency statistics:
In process of foreclosure, included above (1)	$46,285	$18,595	$64,880
Serious delinquency rate (2)	0.96%	4.41%	1.34%
Past due 90 days or more still accruing interest (3)	$57,543	$32,942	$90,485
Loans on non-accrual status, included above	$3,077	$—	$3,077

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

The FHLBank did not have any real estate owned at March 31, 2014 or December 31, 2013.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank does not consider loans with SMI policies that have been discharged in Chapter 7 bankruptcy to be troubled debt restructurings. The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and loans without SMI policies discharged in Chapter 7 bankruptcy. The FHLBank had 43 and 42 modified loans considered troubled debt restructurings at March 31, 2014 and December 31, 2013, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	March 31, 2014	December 31, 2013
Conventional MPP Loans	$7,796	$7,799

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings.

In the first three months of March 31, 2014 and 2013, the FHLBank did not experience a payment default on any conventional MPP loans that were modified within the previous 12 months and considered troubled debt restructurings. A borrower is considered to have defaulted on a troubled debt restructuring if the borrower's contractually due principal or interest is 60 days or more past due at any time during the periods presented. Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At March 31, 2014 and December 31, 2013, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 9.6 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.6 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	March 31, 2014			December 31, 2013
Conventional MPP loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$4,859	$4,744	$—	$4,959	$4,828	$—
With an allowance	2,937	2,900	139	2,840	2,801	74
Total	$7,796	$7,644	$139	$7,799	$7,629	$74

Table 9.7 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended March 31,
	2014		2013
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$7,710	$100	$5,852	$78

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

The FHLBank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute Consolidated Obligations. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The FHLBank is notified of the required initial and variation margin by the clearing agent, after calculation by the Clearinghouse. At March 31, 2014 the FHLBank did not have any transactions cleared through a Clearinghouse. The FHLBank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Table 10.1 summarizes the fair value of derivative instruments, including the effect of netting adjustments and cash collateral. For purposes of this disclosure, the derivative values include the fair value of derivatives and the related accrued interest.

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	March 31, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,124,415	$33,937	$195,637
Derivatives not designated as hedging instruments:
Interest rate swaps	2,393,000	1,072	7,111
Forward rate agreements	121,000	349	39
Mortgage delivery commitments	165,798	19	1,510
Total derivatives not designated as hedging instruments	2,679,798	1,440	8,660
Total derivatives before netting and collateral adjustments	$6,804,213	35,377	204,297
Netting adjustments		(34,792)	(34,792)
Cash collateral and related accrued interest		—	(97,083)
Total collateral and netting adjustments (1)		(34,792)	(131,875)
Total derivative assets and total derivative liabilities		$585	$72,422

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,517,340	$36,061	$215,691
Derivatives not designated as hedging instruments:
Interest rate swaps	4,143,000	2,928	7,732
Forward rate agreements	31,000	454	—
Mortgage delivery commitments	36,620	2	412
Total derivatives not designated as hedging instruments	4,210,620	3,384	8,144
Total derivatives before netting and collateral adjustments	$8,727,960	39,445	223,835
Netting adjustments		(36,204)	(36,204)
Cash collateral and related accrued interest		—	(89,865)
Total collateral and netting adjustments (1)		(36,204)	(126,069)
Total derivative assets and total derivative liabilities		$3,241	$97,766

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

Table 10.2 presents the components of net (losses) gains on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net (Losses) Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended March 31,
	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$284	$2,922
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	157	4,231
Forward rate agreements	(496)	—
Net interest settlements	249	413
Mortgage delivery commitments	(1,277)	(3,221)
Total net (losses) gains related to derivatives not designated as hedging instruments	(1,367)	1,423
Net (losses) gains on derivatives and hedging activities	$(1,083)	$4,345

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended March 31,
2014	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$18,716	$(18,464)	$252	$(24,368)
Consolidated Bonds	(4,109)	4,141	32	4,852
Total	$14,607	$(14,323)	$284	$(19,516)
2013
Hedged Item Type:
Advances	$40,420	$(37,783)	$2,637	$(28,752)
Consolidated Bonds	(8,647)	8,932	285	8,488
Total	$31,773	$(28,851)	$2,922	$(20,264)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Offsetting of Derivative Assets and Derivative Liabilities

Where the FHLBank has a legal right of offset, the FHLBank has elected to offset, by counterparty, the gross derivative assets and gross derivative liabilities, and the related cash collateral received or pledged and associated accrued interest.

Table 10.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At March 31, 2014 and December 31, 2013, the FHLBank did not receive or pledge any non-cash collateral. Any overcollateralization under an individual master agreement is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	March 31, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$35,009	$202,748
Gross amounts of netting adjustments and cash collateral	(34,792)	(131,875)
Net amounts after netting adjustments	217	70,873
Derivative instruments not meeting netting requirements (1)	368	1,549
Net unsecured amount	$585	$72,422

	December 31, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$38,989	$223,423
Gross amounts of netting adjustments and cash collateral	(36,204)	(126,069)
Net amounts after netting adjustments	2,785	97,354
Derivative instruments not meeting netting requirements (1)	456	412
Net unsecured amount	$3,241	$97,766

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

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

Certain of the FHLBank's bilateral interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at March 31, 2014 was (in thousands) $167,956, for which the FHLBank had posted collateral with a fair value of (in thousands) $97,083 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $50,000 of collateral at fair value to its derivatives counterparties at March 31, 2014.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	March 31, 2014	December 31, 2013
Interest bearing:
Demand and overnight	$791,551	$796,039
Term	86,050	96,100
Other	5,463	5,872
Total interest bearing	883,064	898,011

Non-interest bearing:
Other	342	15,884
Total non-interest bearing	342	15,884
Total deposits	$883,406	$913,895

The average interest rates paid on interest bearing deposits was 0.03 percent in both of the three months ended March 31, 2014 and 2013.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $86,000 and $96,000 as of March 31, 2014 and December 31, 2013, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	March 31, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$32,776,500	0.37%	$35,691,500	0.34%
Due after 1 year through 2 years	8,270,000	0.58	2,802,000	1.66
Due after 2 years through 3 years	3,467,000	1.96	3,295,000	2.12
Due after 3 years through 4 years	4,342,000	1.62	3,689,000	1.67
Due after 4 years through 5 years	3,150,000	1.94	3,415,000	1.86
Thereafter	9,252,000	2.67	9,102,000	2.66
Index amortizing notes	30,545	5.07	32,746	5.07
Total par value	61,288,045	1.01	58,027,246	1.04
Premiums	121,270		123,820
Discounts	(23,422)		(22,781)
Hedging adjustments	26,943		31,084
Fair value option valuation adjustment and accrued interest	459		3,370
Total	$61,413,295		$58,162,739

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
March 31, 2014	$33,224,734	$33,229,074	0.08%
December 31, 2013	$38,209,946	$38,216,860	0.09%

(1)	Represents an implied rate without consideration of concessions.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	March 31, 2014	December 31, 2013
Par value of Consolidated Bonds:
Non-callable	$51,541,045	$46,670,246
Callable	9,747,000	11,357,000
Total par value	$61,288,045	$58,027,246

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	March 31, 2014	December 31, 2013
Due in 1 year or less	$39,793,500	$41,493,500
Due after 1 year through 2 years	8,225,000	3,827,000
Due after 2 years through 3 years	2,932,000	2,915,000
Due after 3 years through 4 years	2,935,000	2,427,000
Due after 4 years through 5 years	2,010,000	2,095,000
Thereafter	5,362,000	5,237,000
Index amortizing notes	30,545	32,746
Total par value	$61,288,045	$58,027,246

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	March 31, 2014	December 31, 2013
Par value of Consolidated Bonds:
Fixed-rate	$28,563,045	$29,362,246
Variable-rate	32,710,000	28,650,000
Step-up	15,000	15,000
Total par value	$61,288,045	$58,027,246

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $15,712 and $15,947 at March 31, 2014 and December 31, 2013. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $1,789 and $1,733 during the three months ended March 31, 2014 and 2013, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2013	$93,789
Assessments (current year additions)	6,488
Subsidy uses, net	(1,854)
Balance at March 31, 2014	$98,423

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	March 31, 2014		December 31, 2013
	Minimum Requirement	Actual	Minimum Requirement	Actual

Risk-based capital	$527,693	$4,945,139	$547,455	$5,435,002
Capital-to-assets ratio (regulatory)	4.00%	4.90%	4.00%	5.27%
Regulatory capital	$4,036,086	$4,945,139	$4,127,228	$5,435,002
Leverage capital-to-assets ratio (regulatory)	5.00%	7.35%	5.00%	7.90%
Leverage capital	$5,045,108	$7,417,709	$5,159,035	$8,152,503

Restricted Retained Earnings. At March 31, 2014 and December 31, 2013 the FHLBank had (in thousands) $122,282 and $110,843 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2013	$115,853
Capital stock subject to mandatory redemption reclassified from equity	10,844
Redemption (or other reduction) of mandatorily redeemable capital stock	(11,864)
Balance, March 31, 2014	$114,833

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	March 31, 2014	December 31, 2013
Due in 1 year or less	$110,156	$114,531
Due after 1 year through 2 years	130	130
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	2,392	71
Past contractual redemption date due to remaining activity(1)	2,155	1,121
Total par value	$114,833	$115,853

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the three months ended March 31, 2014 and 2013.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized (losses) gains on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2012	$—	$(11,734)	$(11,734)
Other comprehensive income before reclassification:
Net unrealized gains	44	—	44
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	450	450
Net current period other comprehensive income	44	450	494
BALANCE, MARCH 31, 2013	$44	$(11,284)	$(11,240)

BALANCE, DECEMBER 31, 2013	$(121)	$(8,921)	$(9,042)
Other comprehensive income before reclassification:
Net unrealized losses	(39)	—	(39)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	313	313
Net current period other comprehensive income	(39)	313	274
BALANCE, MARCH 31, 2014	$(160)	$(8,608)	$(8,768)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,529,000 and $1,229,000 in the three months ended March 31, 2014 and 2013, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $373,000, and $352,000 in the three months ended March 31, 2014 and 2013, respectively.

Nonqualified Supplemental Defined Benefit Retirement Plan. The FHLBank maintains a nonqualified, unfunded defined benefit plan. The plan ensures that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit plan in the absence of limits on benefit levels imposed by the IRS. There are no funded plan assets. The FHLBank has established a grantor trust, which is included in held-to-maturity securities on the Statements of Condition, to meet future benefit obligations and current payments to beneficiaries.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended March 31,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$108	$112	$8	$19
Interest cost	273	250	27	65
Amortization of net loss	313	450	—	—
Net periodic benefit cost	$694	$812	$35	$84

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended March 31,
	Traditional Member Finance	MPP	Total
2014
Net interest income	$57,181	$19,833	$77,014
Reversal for credit losses	—	—	—
Net interest income after reversal for credit losses	57,181	19,833	77,014
Other income (loss)	5,517	(1,773)	3,744
Other expenses	14,739	2,337	17,076
Income before assessments	47,959	15,723	63,682
Affordable Housing Program assessments	4,916	1,572	6,488
Net income	$43,043	$14,151	$57,194
Average assets	$95,414,179	$6,781,934	$102,196,113
Total assets	$94,185,748	$6,716,410	$100,902,158

2013
Net interest income	$48,605	$26,952	$75,557
Reversal for credit losses	—	(2,500)	(2,500)
Net interest income after reversal for credit losses	48,605	29,452	78,057
Other income (loss)	10,925	(3,220)	7,705
Other expenses	12,911	2,104	15,015
Income before assessments	46,619	24,128	70,747
Affordable Housing Program assessments	4,824	2,413	7,237
Net income	$41,795	$21,715	$63,510
Average assets	$77,016,706	$7,403,669	$84,420,375
Total assets	$79,489,178	$7,239,857	$86,729,035

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2014 or 2013.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	March 31, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$128,470	$128,470	$128,470	$—	$—	$—
Interest-bearing deposits	234	234	—	234	—	—
Securities purchased under resale agreements	5,500,000	5,500,000	—	5,500,000	—	—
Federal funds sold	4,195,000	4,195,000	—	4,195,000	—	—
Trading securities	1,518	1,518	—	1,518	—	—
Available-for-sale securities	2,539,840	2,539,840	—	2,539,840	—	—
Held-to-maturity securities	16,181,788	16,020,532	—	16,020,532	—	—
Advances	65,544,963	65,427,436	—	65,427,436	—	—
Mortgage loans held for portfolio, net	6,691,328	6,760,402	—	6,711,700	48,702	—
Accrued interest receivable	83,664	83,664	—	83,664	—	—
Derivative assets	585	585	—	35,377	—	(34,792)

Liabilities:
Deposits	883,406	883,312	—	883,312	—	—
Consolidated Obligations:
Discount Notes	33,224,734	33,219,063	—	33,219,063	—	—
Bonds (2)	61,413,295	61,413,795	—	61,413,795	—	—
Mandatorily redeemable capital stock	114,833	114,833	114,833	—	—	—
Accrued interest payable	120,591	120,591	—	120,591	—	—
Derivative liabilities	72,422	72,422	—	204,297	—	(131,875)

Other:
Standby bond purchase agreements	—	3,254	—	3,254	—	—

(1)
    Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

(2)	Includes (in thousands) $2,265,459 of Consolidated Bonds recorded under the fair value option at March 31, 2014.

	December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$8,598,933	$8,598,933	$8,598,933	$—	$—	$—
Interest-bearing deposits	166	166	—	166	—	—
Securities purchased under resale agreements	2,350,000	2,350,000	—	2,350,000	—	—
Federal funds sold	1,740,000	1,740,000	—	1,740,000	—	—
Trading securities	1,578	1,578	—	1,578	—	—
Available-for-sale securities	2,184,879	2,184,879	—	2,184,879	—	—
Held-to-maturity securities	16,087,162	15,808,397	—	15,808,397	—	—
Advances	65,270,390	65,065,523	—	65,065,523	—	—
Mortgage loans held for portfolio, net	6,818,290	6,827,406	—	6,774,514	52,892	—
Accrued interest receivable	85,151	85,151	—	85,151	—	—
Derivative assets	3,241	3,241	—	39,445	—	(36,204)

Liabilities:
Deposits	913,895	913,799	—	913,799	—	—
Consolidated Obligations:
Discount Notes	38,209,946	38,200,971	—	38,200,971	—	—
Bonds (2)	58,162,739	58,075,025	—	58,075,025	—	—
Mandatorily redeemable capital stock	115,853	115,853	115,853	—	—	—
Accrued interest payable	116,381	116,381	—	116,381	—	—
Derivative liabilities	97,766	97,766	—	223,835	—	(126,069)

Other:
Standby bond purchase agreements	—	3,715	—	3,715	—	—

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

Held-to-maturity securities: The FHLBank's held-to-maturity portfolio generally consists of U.S. Treasury obligations, discount notes issued by Freddie Mac and/or Fannie Mae (non-mortgage-backed securities), and mortgage-backed securities. Quoted market prices are not available for these securities. The fair value for each individual mortgage-backed security is determined by using the third-party vendor approach described above. In general, in order to determine the fair value of its non-mortgage backed securities, the FHLBank can use either (a) an income approach based on a market-observable interest rate curve that may be adjusted for a spread, or (b) prices received from third-party pricing vendors. The income approach uses indicative fair values derived from a discounted cash flow methodology. The FHLBank believes that both methodologies result in fair values that are reasonable and similar in all material respects based on the nature of the financial instruments being measured.

For its U.S. Treasury obligations and discount notes issued by Freddie Mac, and/or Fannie Mae, the FHLBank determines the fair value using the income approach. The market-observable interest rate curves used by the FHLBank and the related financial instruments they measure are as follows:

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

Mortgage loans held for portfolio, net: The fair values of performing mortgage loans are determined based on quoted market prices offered to approved members as indicated by the FHLBank's MPP pricing methodologies for mortgage loans with similar current terms excluding accrued interest. The quoted prices offered to members are based on Fannie Mae or Ginnie Mae price indications on to-be-announced (TBA) mortgage-backed securities. The FHLBank then adjusts these indicative prices to account for particular features of the FHLBank's MPP that differ from the Fannie Mae and Ginnie Mae securities. These features include, but may not be limited to, the MPP's credit enhancements, and marketing adjustments that reflect the FHLBank's cooperative business model and preferences for particular kinds of loans and mortgage note rates. These quoted prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions. In order to determine the fair values, the loan amounts are also reduced for the FHLBank's estimate of expected net credit losses. The fair value of non-performing conventional mortgage loans are based on the estimated values of the underlying collateral or the present value of future cash flows and as such are classified as Level 3 in the fair value hierarchy.

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

The FHLBank determines the fair values of Consolidated Obligation Bonds based on pricing received from pricing vendors, consistent with the methodology for mortgage-backed securities previously discussed, or by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. Inputs used to determine fair value of these Consolidated Obligation Bonds are as follows:

▪	The discount rates used, which are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.

The pricing vendors used apply various proprietary models to price Consolidated Obligation Bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many Consolidated Obligation Bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual Consolidated Obligation Bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank.
The FHLBank has conducted reviews of its pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for callable Consolidated Obligation Bonds
Due to the joint and several liability for Consolidated Obligations, the FHLBank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of Consolidated Obligations. No adjustments were considered necessary at March 31, 2014 or December 31, 2013.

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

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at March 31, 2014 or December 31, 2013, by level within the fair value hierarchy.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at March 31, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,518	$—	$1,518	$—	$—
Available-for-sale securities:
Certificates of deposit	2,539,840	—	2,539,840	—	—
Derivative assets:
Interest rate swaps	217	—	35,009	—	(34,792)
Forward rate agreements	349	—	349	—	—
Mortgage delivery commitments	19	—	19	—	—
Total derivative assets	585	—	35,377	—	(34,792)
Total assets at fair value	$2,541,943	$—	$2,576,735	$—	$(34,792)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds (2)	$2,265,459	$—	$2,265,459	$—	$—
Derivative liabilities:
Interest rate swaps	70,873	—	202,748	—	(131,875)
Forward rate agreement	39	—	39	—	—
Mortgage delivery commitments	1,510	—	1,510	—	—
Total derivative liabilities	72,422	—	204,297	—	(131,875)
Total liabilities at fair value	$2,337,881	$—	$2,469,756	$—	$(131,875)

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

Table 18.3 – Fair Value Option Financial Liabilities (in thousands)

	Three Months Ended March 31,
	2014	2013
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(4,018,370)	$(3,402,366)
New transactions elected for fair value option	(1,250,000)	—
Maturities and terminations	3,000,000	1,400,000
Net gains on instruments held under fair value option	1,360	532
Change in accrued interest	1,551	(234)
Balance at end of period	$(2,265,459)	$(2,002,068)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended March 31,
	2014	2013
	Consolidated Bonds	Consolidated Bonds
Interest expense	$(1,598)	$(1,359)
Net gains on changes in fair value under fair value option	1,360	532
Total changes in fair value included in current period earnings	$(238)	$(827)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statement of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net gains on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of March 31, 2014 or December 31, 2013.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	March 31, 2014			December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$2,265,000	$2,265,459	$459	$4,015,000	$4,018,370	$3,370

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	March 31, 2014			December 31, 2013
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$13,455,399	$147,802	$13,603,201	$13,317,887	$154,086	$13,471,973
Commitments for standby bond purchases	24,115	234,855	258,970	10,960	273,025	283,985
Commitment to purchase mortgage loans	165,798	—	165,798	36,620	—	36,620
Unsettled Consolidated Bonds, at par (1)	1,195,000	—	1,195,000	240,000	—	240,000
Unsettled Consolidated Discount Notes, at par (1)	1,509,102	—	1,509,102	1,122,298	—	1,122,298

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

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

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at March 31, 2014 or December 31, 2013. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the three months ended March 31.

Table 20.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Three Months Ended March 31,
	2014	2013
Loans to other FHLBanks	$333	$7,111
Borrowings from other FHLBanks	—	16,667

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the three months ended March 31, 2014 or 2013. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	March 31, 2014		December 31, 2013
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$2,030	3.1%	$1,611	2.5%
MPP	127	1.9	57	0.9
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	203	4.7	246	5.1
Derivatives	—	—	—	—

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
March 31, 2014	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	36%	$40,700	$—
U.S. Bank, N.A.	475	11	5,558	44
Fifth Third Bank	248	6	1,526	4
Total	$2,256	53%	$47,784	$48

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2013	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	32%	$41,700	$—
U.S. Bank, N.A.	592	12	4,584	45
Fifth Third Bank	401	8	26	4
Total	$2,526	52%	$46,310	$49

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings extended to any of these nonmember affiliates at March 31, 2014 or December 31, 2013.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face;

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$100,902	$103,181	$96,586	$95,320	$86,729
Advances	65,545	65,270	65,857	65,093	58,282
Mortgage loans held for portfolio	6,698	6,826	6,835	6,993	7,228
Allowance for credit losses on mortgage loans	7	7	7	9	15
Investments (1)	28,418	22,364	22,642	23,101	20,772
Consolidated Obligations, net:
Discount Notes	33,225	38,210	33,542	38,926	34,076
Bonds	61,413	58,163	56,251	49,521	45,937
Total Consolidated Obligations, net	94,638	96,373	89,793	88,447	80,013
Mandatorily redeemable capital stock	115	116	121	125	134
Capital:
Capital stock - putable	4,199	4,698	4,701	4,690	4,466
Retained earnings	631	621	604	582	563
Accumulated other comprehensive loss	(8)	(9)	(10)	(11)	(11)
Total capital	4,822	5,310	5,295	5,261	5,018

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$77	$82	$91	$79	$75
Reversal for credit losses	—	—	(1)	(4)	(3)
Other income	4	7	4	2	8
Other expenses	17	18	16	16	15
Assessments	7	7	8	7	7
Net income	$57	$64	$72	$62	$64
FINANCIAL RATIOS:
Dividend payout ratio (2)	82.74%	73.94%	67.96%	69.98%	60.55%
Weighted average dividend rate (3)	4.00	4.00	4.25	4.25	4.25
Return on average equity	4.51	4.78	5.37	4.80	5.49
Return on average assets	0.23	0.25	0.30	0.26	0.31
Net interest margin (4)	0.31	0.33	0.38	0.34	0.36
Average equity to average assets	5.03	5.29	5.53	5.51	5.56
Regulatory capital ratio (5)	4.90	5.27	5.62	5.66	5.95
Operating expense to average assets	0.054	0.055	0.054	0.051	0.059

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	March 31,		December 31,	Three Months Ended March 31,		Year Ended December 31,
(In millions)	2014	2013	2013	2014	2013	2013

Total Assets	$100,902	$86,729	$103,181	$102,196	$84,420	$93,691
Mission Asset Activity:
Advances (principal)	65,385	57,999	65,093	65,162	54,660	61,327
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	6,521	7,042	6,643	6,583	7,208	6,881
Mandatory Delivery Contracts (notional)	166	112	37	71	115	254
Total MPP	6,687	7,154	6,680	6,654	7,323	7,135
Letters of Credit (notional)	13,603	11,683	13,472	13,577	11,308	12,560
Total Mission Asset Activity	$85,675	$76,836	$85,245	$85,393	$73,291	$81,022

In the first quarter of 2014, the FHLBank fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The vast majority of our members continued to have modest demand for new Advance borrowings due to measured economic growth and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System.

Total assets at March 31, 2014 decreased $2.3 billion (two percent) from year-end 2013. Average asset balances were $17.8 billion (21 percent) higher in the first three months of 2014 than the same period of 2013, in large part due to the substantial growth in Advances from one larger member.

The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and total MPP – was $85.7 billion at March 31, 2014, an increase of $0.4 billion (one percent) from year-end 2013. Mission Asset Activity on this date constituted 79 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts), close to the 80 percent benchmark we have established.

The growth in Mission Asset Activity from year-end 2013 was led by a $0.3 billion increase in the principal balance of Advances. Average Advance principal balances in the first three months of 2014 increased $10.5 billion (19 percent) from the same period of 2013, primarily from lending to one larger member.

The principal balance of mortgage loans held for portfolio at March 31, 2014 fell $0.1 billion (two percent) from year-end 2013. The decline reflected principal paydowns and lack of purchase activity, especially from larger sellers, due to the stagnation in the refinancing market. During the first quarter of 2014, we purchased $0.1 billion of mortgage loans, while principal paydowns totaled $0.2 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be moderate and manageable. The allowance for credit losses in the MPP remained at $7 million at March 31, 2014.

As of March 31, 2014, members funded on average 3.1 percent of their assets with Advances, and the penetration rate was relatively stable over the last year with 65-70 percent of members holding Mission Asset Activity. The number of active sellers and participants in the MPP remained strong with the number of monthly sellers averaging 50 in the first three months of 2014.

Based on earnings in the first quarter of 2014, we contributed $7 million to the Affordable Housing Program pool of funds to be awarded to members in 2015. In addition, the FHLBank continued its voluntary sponsorship of two other housing programs which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments
The balance of investments at March 31, 2014 was $28.4 billion, an increase of $6.1 billion (27 percent) from year-end 2013.

At March 31, 2014, investments included $16.1 billion of mortgage-backed securities and $12.3 billion of other investments, which are mostly short-term liquidity instruments. Most of the increase in balances came from liquidity investments as we re-invested a large balance of deposits ($8.6 billion) that we had held at the Federal Reserve (and reflected in cash and due from banks) on December 31, 2013.

Investment balances averaged $29.9 billion in the first three months of 2014, an increase of $7.9 billion (36 percent) from the same period in 2013. The growth in average balances occurred from both liquidity investments and mortgage-backed securities. The latter resulted from higher regulatory authority for such assets in connection with growth in our capital base. All of our mortgage-backed securities held at March 31, 2014 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

We maintained an adequate amount of asset liquidity throughout the year under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in the first quarter of 2014, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at March 31, 2014 was 4.78 percent, while the regulatory capital-to-assets ratio was 4.90 percent. Both ratios were above the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

The amounts of GAAP and regulatory capital decreased $488 million and $490 million, respectively, in the first three months of 2014, primarily resulting from our redemption and repurchase of $500 million in excess stock from members in order to effectively manage our capital and financial performance. This action maintained a prudent amount of financial leverage with the regulatory capital ratio well above the regulatory minimum.

Total retained earnings were $631 million at March 31, 2014, an increase of $10 million (two percent) from year-end 2013. Retained earnings were comprised of $509 million unrestricted and $122 million restricted. We believe that the amount of our retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Our Capital Plan also has safeguards to prevent financial leverage ratios from falling below regulatory minimums or safe levels.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in millions)	2014	2013	2013

Net income	$57	$64	$261
Affordable Housing Program accrual	7	7	30
Return on average equity (ROE)	4.51%	5.49%	5.10%
Return on average assets	0.23	0.31	0.28
Weighted average dividend rate	4.00	4.25	4.18
Average 3-month LIBOR	0.24	0.29	0.27
Average overnight Federal funds effective rate	0.07	0.14	0.11
ROE spread to 3-month LIBOR	4.27	5.20	4.83
Dividend rate spread to 3-month LIBOR	3.76	3.96	3.91
ROE spread to Federal funds effective rate	4.44	5.35	4.99
Dividend rate spread to Federal funds effective rate	3.93	4.11	4.07

The spreads between ROE and short-term interest rates, for which we use 3-month LIBOR and Federal funds as a proxy, are market benchmarks we believe member stockholders use to assess the competitiveness of the return on their capital investment in our company. Earnings continued to be sufficient to provide competitive returns to stockholders' capital investment. Consistent with experience over the last five years, ROE was significantly above short-term rates, resulting in the ROE spreads being wider than the long-term historical average spreads.

The current elevated levels of ROE spread to market interest rates, compared to the long-term average, is influenced by the following ongoing factors: 1) the extremely low level of short-term interest rates, 2) cumulative effects of our ability over the last five years to retire a large amount of high-cost Bonds before their final maturities, and 3) relatively muted prepayment speeds over the last several years of mortgages with coupon rates above current market interest rates.

The lower net income in the first three months of 2014 compared to the same period of 2013 resulted from the following factors:

▪	A $4 million decrease in other non-interest income, which was primarily driven by unrealized losses on derivatives and hedging activities compared to last year's gains.

▪	A $3 million reversal of credit losses in the first three months of 2013 that did not occur in 2014.

▪	A $2 million increase in other expense.
Some of the impact of the unfavorable factors was offset by a $2 million increase in net interest income, driven by Advance growth and higher amounts of short term liabilities funding long-term assets. The net interest income growth was lessened by a decline in mortgage asset spreads due to the run-off of higher yielding mortgages in excess of debt called and replaced at lower rates.
ROE also fell in the first quarter of 2014 compared to the same period of 2013 because of growth in average capital ($0.4 billion) to support Advance growth and the lower net income.

Business Outlook and Risk Management

Our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2013 Form 10-K filing. "Conditions in the Economy and Financial Market" discusses our business outlook in the context of external influences. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. We have no material updates to the regulatory or legislative environment since the 2013 Form 10-K filing.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Effect of Economy and Financial Markets on Mission Asset Activity

The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District; conditions in the financial, credit, mortgage, and housing markets; interest rates; competitive alternatives to our products, such as retail deposits and other sources of wholesale funding; and actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply, the willingness and ability of financial institutions to expand lending, and regulatory initiatives, all of which are difficult to predict and affect in terms of their impact on demand for our products and services.

We cannot assure you of the future trend in Advance demand for individual members or the broad membership base. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply.

In the last several years, measured economic growth has resulted in relatively slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other important factors continuing to negatively impact broad-based demand for our credit services are the extremely low levels of interest rates and the Federal Reserve's ongoing actions to provide an extraordinary amount of deposit-based liquidity to attempt to stimulate economic growth. We believe these trends continue to temper many members' demand for Advances.

The increase in Advances since 2012 has been driven primarily by the borrowings of a larger member. We would expect to see a broad-based increase in Advance demand when the economy experiences a sustained improvement or if changes in Federal Reserve policy reduce other sources of liquidity available to our members.

The relative balance between loan and deposit growth provides an indication of potential member Advance demand. From December 31, 2012 to December 31, 2013 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $35.7 billion (3.0 percent) while their aggregate deposit balances rose $120.9 billion (6.2 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan and deposit growth in this period occurred from our largest members, which is consistent with the concentration of financial activity among large financial institutions.

Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $8.0 billion (4.3 percent) in the 12-month period while aggregate deposits grew $9.9 billion (4.3 percent). This relative recent correspondence in loan and deposit growth may help explain the moderate broad-based growth in Advance demand over the last several quarters.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

	Quarter 1 2014		Year 2013		Quarter 1 2013
	Ending	Average	Ending	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.06	0.07	0.07	0.11	0.09	0.14

3-month LIBOR	0.23	0.24	0.25	0.27	0.28	0.29
2-year LIBOR	0.55	0.49	0.49	0.44	0.42	0.41
5-year LIBOR	1.80	1.69	1.79	1.32	0.95	0.96
10-year LIBOR	2.84	2.87	3.09	2.47	2.01	2.01

2-year U.S. Treasury	0.42	0.36	0.38	0.30	0.24	0.25
5-year U.S. Treasury	1.72	1.59	1.74	1.17	0.77	0.81
10-year U.S. Treasury	2.72	2.76	3.03	2.34	1.85	1.93

15-year mortgage current coupon (1)	2.52	2.51	2.68	2.21	1.72	1.84
30-year mortgage current coupon (1)	3.45	3.45	3.63	3.07	2.65	2.57

15-year mortgage note rate (2)	3.62	3.59	3.74	3.33	3.02	2.97
30-year mortgage note rate (2)	4.56	4.54	4.64	4.19	3.79	3.72

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term interest rates remained at historic lows in the first three months of 2014. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term interest rates generally consistent with their historical relationships to Federal funds. The Federal Reserve has indicated that it currently plans to hold certain short-term interest rates at or near zero until at least mid-2015. This projection could change if actual economic growth or inflation, or its forecast thereof, accelerates.

Expectations for future changes in intermediate- and long-term interest rates are more difficult to form in part because the Federal Reserve has less control over these rates. In the first quarter of 2014, these rates showed a slight downward trend from year-end 2013. Year over year, long-term interest rates rose approximately 0.75 to 1.00 percentage points.

These rate trends affected our results of operations in the first three months of 2014. The low interest rate environment remained favorable for our results of operations in terms of the spread between our level of profitability (ROE) and the levels of interest rates. The rate environment has been a net benefit to our profitability over the last several years relative to levels of interest rates, for several reasons:

▪	Reductions in, and low, market interest rates raise ROE compared to market rates to the extent we fund a portion of long-term assets with shorter-term debt.

▪	The low intermediate- and long-term interest rates have provided us the opportunity to retire many Bonds and replace them with lower cost Obligations, at a pace exceeding mortgage asset paydowns.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

ANALYSIS OF FINANCIAL CONDITION

Core Mission Asset Activity

We regularly monitor the dollar and percentage amount of our balance sheet that we consider to be Core Mission Asset Activity, which we define as Advances, Letters of Credit, and total MPP. These are the primary means by which we fulfill our mission with direct connections to members. We measure Core Mission Asset Activity against Consolidated Obligations because the latter reflect the major source of our franchise value as a GSE. At March 31, 2014, the principal balance of Core Mission Asset Activity was $85.7 billion (an increase of $0.4 billion, one percent, from year-end 2013), which constituted 79 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts). The daily average percentage in the first three months of 2014 was 78 percent. These percentage levels were close to the 80 percent benchmark we have established, which we believe provided support for our continued mission achievement in the first quarter of 2014.

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit.

(Dollars in millions)	March 31, 2014		December 31, 2013		March 31, 2013
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$49,269	75%	$49,199	75%	$45,280	78%
Other	389	1	413	1	196	—
Total	49,658	76	49,612	76	45,476	78
Fixed-Rate:
REPO	4,465	7	4,143	7	2,477	4
Regular Fixed Rate	5,903	9	5,751	9	4,928	9
Putable (2)	2,138	3	2,146	3	2,469	4
Convertible (2)	10	—	10	—	63	—
Amortizing/Mortgage Matched	2,618	4	2,593	4	2,311	4
Other	593	1	838	1	275	1
Total	15,727	24	15,481	24	12,523	22
Total Advances Principal	$65,385	100%	$65,093	100%	$57,999	100%

Letters of Credit (notional)	$13,603		$13,472		$11,683

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

Former members hold $1.7 billion in Advances (three percent), of which approximately $1.1 billion are scheduled to mature by the end of 2014. When these are repaid, the former members will not be able to replace them with new Advances.

Members increased their available lines in the Letters of Credit program by $0.1 billion in the first three months of 2014. We generally earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Advance Usage
The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	March 31, 2014	December 31, 2013
Average Advances-to-Assets for Members
Assets less than $1.0 billion (659 members)	3.13%	3.27%
Assets over $1.0 billion (63 members)	3.17%	3.33%
All members	3.13%	3.28%

Overall Advance usage ratios declined slightly in the first quarter of 2014. The decrease was broad based, occurring mostly from large and mid-sized members with assets between $250 million and $1.0 billion. Although Advance usage ratios had risen in 2013, we believe that the measured economic expansion, significant levels of financial institution liquidity as a result of Federal Reserve actions, and robust member deposit levels continue to limit overall member demand for our funding.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
March 31, 2014			December 31, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

JPMorgan Chase Bank, N.A.	$40,700	62%	JPMorgan Chase Bank, N.A.	$41,700	64%
U.S. Bank, N.A.	5,558	9	U.S. Bank, N.A.	4,584	7
Fifth Third Bank	1,526	2	The Huntington National Bank	1,809	3
Western-Southern Life Assurance Co	1,354	2	Western-Southern Life Assurance Co	1,342	2
Protective Life Insurance Company	1,296	2	Protective Life Insurance Company	1,171	2
Total of Top 5	$50,434	77%	Total of Top 5	$50,606	78%

As reflected in the table on Advances-to-member assets, large members currently, as well as historically, utilize Advances to fund a similar amount of their assets as smaller members. Therefore, our Advance concentration ratios are influenced by, and generally are similar to, concentration ratios of financial activity among our Fifth District financial institutions. We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs, may enable us over time to obtain more favorable funding costs, and helps us maintain competitively priced Mission Asset Activity.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

Our focus for the MPP continues to be on recruiting community-based members to sell us mortgage loans, increasing the number of regular sellers and maintaining balances at a prudent amount relative to capital. This strategy is guided by our principle of having a moderate amount of market and low amount of credit risk within our business model. The number of regular sellers remains at a high level compared to historical trends, and a number of other members either are actively interested in joining or are in the process of joining the MPP. Balances are driven primarily by activity from large sellers and a Finance Agency regulation requiring that if purchases in a calendar year exceed $2.5 billion, we must enact additional housing goals. Given the uncertainty of the goal requirements and possible operational and economic impacts, we currently plan to limit our calendar year purchases to less than $2.5 billion until further guidance is provided by the Finance Agency.

The table below shows principal paydowns and purchases of loans in the MPP for the first three months of 2014.

(In millions)	MPP Principal
Balance at December 31, 2013	$6,643
Principal purchases	108
Principal paydowns	(230)
Balance at March 31, 2014	$6,521

The decline in principal loan balance in the first quarter of 2014 resulted from lack of activity, especially from larger sellers, due to the stagnation in the refinancing market. Purchases resulted from sales by 67 participating financial institutions (PFIs) during the quarter, with the number of monthly sellers averaging 50.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first three months of 2014 equated to a 10 percent annual constant prepayment rate, down from the 21 percent rate for all of 2013. Prepayment rates have consistently declined beginning in the second half of 2013 as mortgage rates have increased, reducing the refinancing incentives for many of our mortgage assets.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first three months of 2014. The weighted average mortgage note rate fell from 4.53 percent at the end of 2013 to 4.51 percent at March 31, 2014. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields we earned during the first quarter of 2014, relative to funding costs, continued to offer favorable returns relative to their market risk exposure. Almost all loans acquired in the first quarter were conventional, with less than one percent of purchases being comprised of Federal Housing Administration (FHA) loans.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

(In millions)	Three Months Ended		Year Ended
	March 31, 2014		December 31, 2013
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$12,261	$13,587	$6,303	$10,389
Mortgage-backed securities	16,157	16,163	16,061	14,320
Other investments (1)	—	108	—	161
Total investments	$28,418	$29,858	$22,364	$24,870

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain an adequate amount of asset liquidity. Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. The increase in the average amount of liquidity investments in the first three months of 2014 compared to all of 2013 were driven by holding more liquidity until the federal debt ceiling issues were resolved.

The increase in investments at March 31, 2014 compared to year-end 2013 was due mostly to holding a large amount of funds ($8.6 billion) in deposits at the Federal Reserve (reflected in cash and due from banks on the Statements of Condition) at year-end 2013, which we re-invested in liquidity investments thereafter.

We carried a lower balance of liquidity investments at March 31, 2014, compared to the quarter's average, as we allowed excess balances to run-off following the temporary resolution of the federal debt ceiling issues that occurred in February.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at March 31, 2014 represented a 3.27 multiple of regulatory capital, which exceeded our maximum leverage limit due to our repurchase of excess capital stock that occurred in the first quarter of 2014 when the leverage ratio was currently at the maximum level of three times capital. Per regulation, we will suspend the purchase of new mortgage-based securities until the leverage ratio falls below three multiples of capital. The mortgage-backed securities composition consisted of $13.9 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.7 billion were floating-rate securities), $1.2 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.1 billion of securities issued by Ginnie Mae. We held no private-label mortgage-backed securities at March 31, 2014.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first three months of 2014.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2013	$16,087
Principal purchases	567
Principal paydowns	(466)
Balance at March 31, 2014	$16,188

Principal paydowns in the first three months of 2014 equated to an 11 percent annual constant prepayment rate, down from the 17 percent rate in all of 2013. Purchases during the first quarter of 2014 were in fixed-rate collateralized mortgage obligations (CMOs), with purchase prices near par or at discounts.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Three Months Ended		Year Ended
(In millions)	March 31, 2014		December 31, 2013
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$33,229	$37,403	$38,217	$34,581
Discount	(4)	(6)	(7)	(7)
Total Discount Notes	33,225	37,397	38,210	34,574
Bonds:
Unswapped fixed-rate	25,323	25,121	24,222	23,037
Unswapped adjustable-rate	32,710	28,933	28,650	24,319
Swapped fixed-rate	3,255	3,846	5,155	4,628
Total par Bonds	61,288	57,900	58,027	51,984
Other items (1)	125	134	136	125
Total Bonds	61,413	58,034	58,163	52,109
Total Consolidated Obligations (2)	$94,638	$95,431	$96,373	$86,683

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $753,941 and $766,837 at March 31, 2014 and December 31, 2013, respectively.

The increases in the ending and average balances of unswapped adjustable-rate Bonds reflect a shift away from discount note funding, which is part of a repositioning strategy to more efficiently manage the risks within our LIBOR-indexed portfolios. Our preference continues to be participation in unswapped adjustable-rate Bonds and discount notes as funding options instead of new interest rate swaps (i.e., swapped fixed-rate Bonds).

The increase in the average balance of unswapped fixed-rate Bonds reflected growth in average mortgage assets and a reduction in the average amount of balance sheet short funding during the first three months of 2014 compared to all of 2013.

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at March 31, 2014 were $0.9 billion, a decrease of two percent from year-end 2013. The average balance of total interest bearing deposits in the first three months of 2014 was $0.9 billion, a decrease of 26 percent from the average balance during the same period of 2013.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first quarter of 2014.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Three Months Ended		Year Ended
GAAP and Regulatory Capital	March 31, 2014		December 31, 2013
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$4,199	$4,503	$4,698	$4,534
Mandatorily Redeemable Capital Stock	115	121	116	139
Regulatory Capital Stock	4,314	4,624	4,814	4,673
Retained Earnings	631	643	621	598
Regulatory Capital	$4,945	$5,267	$5,435	$5,271

	Three Months Ended		Year Ended
GAAP and Regulatory Capital-to-Assets Ratio	March 31, 2014		December 31, 2013
	Period End	Average	Period End	Average
GAAP	4.78%	5.03%	5.15%	5.47%
Regulatory	4.90	5.15	5.27	5.63

In the first three months of 2014, our capital base decreased due mostly to a $500 million repurchase of excess capital stock as part of our ongoing philosophy to effectively manage our capital and financial performance. Both GAAP and regulatory capital-to-assets ratios, post repurchase, remained above the regulatory required minimum of four percent. We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio. Although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same way that GAAP capital stock and retained earnings do.

The amount of excess capital stock was $721 million at March 31, 2014, a decrease of $508 million from year-end 2013, which was primarily due to the stock repurchase noted above. A Finance Agency Regulation prohibits us from paying stock dividends if the amount of our regulatory excess stock (as defined by the Finance Agency) exceeds one percent of total assets on a dividend payment date. Since the end of 2008, this regulatory threshold has been exceeded and, therefore, we have been required to pay cash dividends.

At March 31, 2014, the total amount of retained earnings were comprised of $509 million unrestricted (a decrease of $1 million from year-end 2013, used to stabilize the dividend paid in the first quarter) and $122 million restricted (an increase of $11 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends if earnings experience exceptional stress. Further discussion is in the "Capital Adequacy" section of "Quantitative and Qualitative Disclosures About Risk Management."

Membership and Stockholders

In the first three months of 2014, we lost five members, ending the quarter at 722. The five lost members included four that merged with other Fifth District members and one that merged out of the District. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We will continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three months ended March 31, 2014 and 2013. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended March 31,
(Dollars in millions)	2014		2013
	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$77	6.08%	$75	6.53%
Reversal for credit losses	—	—	(3)	(0.22)
Net interest income after reversal for credit losses	77	6.08	78	6.75
Net (losses) gains on derivatives and hedging activities	(1)	(0.09)	4	0.38
Other non-interest income	5	0.38	4	0.29
Total non-interest income	4	0.29	8	0.67
Total revenue	81	6.37	86	7.42
Total other expense	17	1.35	15	1.30
Assessments	7	0.51	7	0.63
Net income	$57	4.51%	$64	5.49%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The most significant individual contributors to the decrease in net income in the first three months of 2014 compared to the same period in 2013 were:

▪	a decline in mortgage asset spreads due to the run-off of higher yielding mortgages in excess of debt called and replaced at lower rates;

▪	unrealized losses on derivatives and hedging activities compared to last year's gains; and

▪	a reversal of MPP credit losses in the first three months of 2013 that did not occur in 2014.
Several significant factors increased income, offsetting much of the impact of the unfavorable factors:

▪	Advance growth;

▪	an increase in the amount of short-term liabilities funding long-term assets; and

▪	an increase in our mortgage-backed securities portfolio.

Other less significant factors contributing to the change in net income in the first three months of 2014 compared to the same period of 2013 are discussed in the "Net Interest Income" section below.

ROE fell in the first quarter of 2014 because of the net impact of the favorable and unfavorable factors above in combination with growth in average capital ($0.4 billion) to support Advance growth (for which we earned net spreads that were below the average net interest rate spread for the entire balance sheet).
Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

	Three Months Ended March 31,
(Dollars in millions)	2014		2013
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(2)	(0.01)%	$(1)	—%
Prepayment fees on Advances, net (2)	1	—	—	—
Other components of net interest rate spread	69	0.28	67	0.32
Total net interest rate spread	68	0.27	66	0.32
Earnings from funding assets with interest-free capital	9	0.04	9	0.04
Total net interest income/net interest margin (3)	$77	0.31%	$75	0.36%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

Net Amortization/Accretion. Net amortization/accretion (generally referred to as "amortization") includes monthly recognition of premiums and discounts paid on purchases of mortgage assets, as well as premiums, discounts and concessions paid on Consolidated Obligations. Periodic amortization adjustments do not necessarily indicate a trend in economic return over the entire life of mortgage assets, although amortization over the entire life is one component of lifetime economic returns. While net amortization has been large and volatile in several periods over the last four years, it was modest in the first three months of 2014 and 2013.

At March 31, 2014, the net premium balance of mortgage assets totaled $147 million compared to $156 million at the end of 2013. This decline was the result mostly of paydowns of premium-priced mortgage assets, which were replaced with MPP assets with lower purchase premiums and mortgage-backed securities purchased at near-par or discounted prices.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been significant, they were small in the first three months of both 2014 and 2013 reflecting a small amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $2 million in the first three months of 2014 compared to the same period of 2013. The following factors, discussed below in estimated approximate order of impact from largest to smallest, accounted for the changes in net interest rate spread due to other components:

▪
Advance growth-Favorable: The growth in average Advance balances and new capital stock purchased to support the growth improved net interest income by an estimated $8 million. Leveraging the additional capital with mortgage-backed securities contributed to the increase in net interest income.

▪
Asset-liability management-Unfavorable: Management strategies and actions, along with changes in the market rate environment, related to reducing our market risk exposure lowered earnings on a net basis for the following reasons:

1)	Net interest income deceased $12 million due to a decline in mortgage asset spreads resulting from the run-off of higher yielding mortgages in excess of debt called and replaced at lower rates.

2)
Although the amount of short-term debt funding fixed-rate mortgages was below historical trends in both periods, we had a higher amount of such short funding in the first quarter of 2014, which increased net interest income by an estimated $7 million.

3)	Actions to manage risks associated with funding LIBOR assets and a slight decrease in spreads between LIBOR assets and Discount Notes lowered net interest income by an estimated $2 million.
The overall impact of these asset-liability management actions decreased interest income an estimated $7 million.

▪
Higher balances on mortgage-backed securities-Favorable: The average balance of the mortgage-backed security portfolio increased over the amount noted above caused by the growth in capital to fund Advance growth. This factor increased net interest income by an estimated $4 million.

▪	Lower balances on MPP loans-Unfavorable: The average balance of MPP loans declined $0.6 billion, which reduced net interest income by an estimated $2 million.

▪	Lower spreads on the short-term investment portfolio-Unfavorable: Narrower spreads on the short-term investment portfolio reduced net interest income by an estimated $1 million.
Earnings From Capital. The earnings from funding assets with interest-free capital remained relatively constant compared to the first three months of 2013. Before stabilizing over the last year, earnings from capital had decreased over several years due to the continued very low interest rate environment.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$65,340	$77	0.48%	$54,961	$71	0.53%
Mortgage loans held for portfolio (2)	6,763	60	3.61	7,392	73	4.02
Federal funds sold and securities purchased under resale agreements	11,340	2	0.05	9,059	3	0.13
Interest-bearing deposits in banks (3) (4) (5)	2,329	1	0.14	271	—	0.16
Mortgage-backed securities	16,163	89	2.24	12,562	70	2.25
Other investments	26	—	0.06	26	—	0.13
Loans to other FHLBanks	—	—	—	7	—	0.17
Total earning assets	101,961	229	0.91	84,278	217	1.05
Less: allowance for credit losses on mortgage loans	7			18
Other assets	242			160
Total assets	$102,196			$84,420
Liabilities and Capital
Term deposits	$87	—	0.18	$113	—	0.19
Other interest bearing deposits (5)	806	—	0.01	1,087	—	0.01
Short-term borrowings	37,397	9	0.09	33,214	10	0.12
Unswapped fixed-rate Bonds	25,223	132	2.12	22,366	121	2.19
Unswapped adjustable-rate Bonds	28,933	8	0.11	15,971	7	0.17
Swapped Bonds	3,878	2	0.20	6,069	2	0.15
Mandatorily redeemable capital stock	121	1	4.00	183	2	3.59
Other borrowings	—	—	—	17	—	0.12
Total interest-bearing liabilities	96,445	152	0.64	79,020	142	0.73
Non-interest bearing deposits	14			19
Other liabilities	599			689
Total capital	5,138			4,692
Total liabilities and capital	$102,196			$84,420

Net interest rate spread			0.27%			0.32%
Net interest income and net interest margin (6)		$77	0.31%		$75	0.36%
Average interest-earning assets to interest-bearing liabilities			105.72%			106.65%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

Short-term asset (Federal funds sold and securities sold under resale agreements) and liability (short-term borrowings and unswapped adjustable-rate Bonds) yields were slightly higher in the first three months of 2013 due to continued effects of the Federal Reserve quantitative easing program, which drove up short-term yields in that period. The yield on the swapped Bond portfolio increased compared to the first three months of 2013 due to a tightening in basis between Bonds and LIBOR swaps.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended March 31, 2014 over 2013
	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$13	$(7)	$6
Mortgage loans held for portfolio	(6)	(7)	(13)
Federal funds sold and securities purchased under resale agreements	1	(2)	(1)
Interest-bearing deposits in banks	1	—	1
Mortgage-backed securities	19	—	19
Other investments	—	—	—
Loans to other FHLBanks	—	—	—
Total	28	(16)	12
Increase (decrease) in interest expense
Term deposits	—	—	—
Other interest-bearing deposits	—	—	—
Short-term borrowings	2	(3)	(1)
Unswapped fixed-rate Bonds	15	(4)	11
Unswapped adjustable-rate Bonds	4	(3)	1
Swapped Bonds	(1)	1	—
Mandatorily redeemable capital stock	(1)	—	(1)
Other borrowings	—	—	—
Total	19	(9)	10
Increase (decrease) in net interest income	$9	$(7)	$2

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended March 31,
(In millions)	2014	2013
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$(1)
Net interest settlements included in net interest income	(23)	(28)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	—
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	5	8
Decrease to net interest income	$(20)	$(21)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as we designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction was similar in the first three months of 2014 compared to the same period of 2013.

Provision for Credit Losses

In the first three months of 2013, we recorded a $2.5 million reversal for estimated incurred credit losses in the MPP driven by sharp increases in home prices combined with improved delinquency trends during that period. In the first three months of 2014, delinquency trends continued to decrease while home prices remained relatively steady, resulting in a stable estimate for incurred credit losses. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three months ended March 31, 2014 and 2013.

(Dollars in millions)	Three Months Ended March 31,
	2014	2013
Other Non-Interest Income
Net (losses) gains on derivatives and hedging activities	$(1)	$4
Other non-interest income, net	5	4
Total other non-interest income	$4	$8

Other Expense
Compensation and benefits	$9	$8
Other operating expense	5	4
Finance Agency	2	1
Office of Finance	1	1
Other	—	1
Total other expense	$17	$15
Average total assets	$102,196	$84,420
Average regulatory capital	5,267	4,887
Total other expense to average total assets (1)	0.07%	0.07%
Total other expense to average regulatory capital (1)	1.31	1.25

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Other non-interest income decreased in the first three months of 2014 compared to the same period of 2013 due to a small unrealized loss on derivatives and hedging activities compared to a $4 million gain last year.

Other expenses increased modestly compared to the first quarter of 2013, which reflected increases in compensation and benefits and increases in Finance Agency fees.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended March 31,
	2014	2013
Net (losses) gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$—	$3
Gains on derivatives not receiving hedge accounting	—	4
Mortgage loans:
Losses on derivatives not receiving hedge accounting	(2)	(3)
Consolidated Obligation Bonds:
Gains on derivatives not receiving hedge accounting	1	—
Total net (losses) gains on derivatives and hedging activities	(1)	4
Net gains on financial instruments held at fair value (1)	1	1
Total net effect of derivatives and hedging activities	$—	$5

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The amounts of income volatility in overall derivatives and hedging activities were modest compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions.

To hedge mortgage commitments, we may utilize forward settle agreements of to-be-announced mortgage-backed securities. The $2 million loss in the first three months of 2014 reflected normal amounts of volatility (including not hedging all the commitments) between the commitments and the forward agreements.

Affordable Housing Program Assessments

In the first three months of 2014, assessments totaled $7 million and lowered ROE by 0.51 percentage points. In the first three months of 2013, assessments totaled $7 million and lowered ROE by 0.63 percentage points. The smaller impact of assessments on ROE in the first three months of 2014 primarily was due to the growth in capital.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended March 31, 2014
Net interest income after reversal for credit losses	$57	$20	$77
Net income	$43	$14	$57
Average assets	$95,414	$6,782	$102,196
Assumed average capital allocation	$4,797	$341	$5,138
Return on average assets (1)	0.18%	0.85%	0.23%
Return on average equity (1)	3.64%	16.82%	4.51%

Three Months Ended March 31, 2013
Net interest income after reversal for credit losses	$49	$29	$78
Net income	$42	$22	$64
Average assets	$77,017	$7,403	$84,420
Assumed average capital allocation	$4,280	$412	$4,692
Return on average assets (1)	0.22%	1.19%	0.31%
Return on average equity (1)	3.96%	21.39%	5.49%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net interest income in the first three months of 2014 was due primarily to Advance growth, an increase in mortgage-backed securities leverage, and a decrease in net amortization. Net income remained relatively constant as these factors were offset by the unrealized losses on derivatives and hedging activities in 2014 compared to unrealized gains in 2013.

Net amortization, excluding the MPP, was $2 million lower in the first quarter of 2013 primarily due to a decrease in premium balance as premium-priced mortgage-backed securities paid down and were replaced with assets with purchase prices at or closer to par.

ROE decreased in the first three months of 2014 even though net income increased slightly because the proportional increase in average total capital to support Advance growth exceeded the net income generated. The growth in capital diluted ROE because earnings were spread over a larger capital base.

MPP Segment
The MPP continued to earn a substantial level of profitability compared with market interest rates, with a moderate amount of market risk and credit risk. In the first quarter of 2014, the MPP averaged seven percent of total average assets while accounting for 25 percent of earnings.

Net income for the first three months of 2014 decreased $8 million compared to the same period of 2013 due to higher net amortization, the run-off of higher yielding MPP loans in excess of debt called and replaced at lower rates, and lower MPP balances. Net amortization was $4 million higher in the first three months of 2014 due to a low amount of amortization in the first quarter of 2013 as a result of increases in mortgage rates.

ROE decreased in the first three months of 2014 due to the factors above, which were partially offset by a lower amount of allocated capital as a result of lower MPP balances and the Advance growth, which resulted in more capital being allocated to the Traditional Member Finance segment.

Compared to the Traditional Member Finance segment, the MPP segment can exhibit more earnings volatility relative to short-term interest rates and more credit risk exposure, but also provides the opportunity for enhancing risk-adjusted returns which normally augments earnings. Although mortgage assets are the largest source of our market risk, we believe that we have historically managed this risk prudently and consistently with our risk appetite and corporate objectives. We also believe that these assets do not excessively elevate the balance sheet's overall market risk exposure.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date
Market Value of Equity	$4,854	$4,998	$5,003	$4,880	$4,766	$4,649	$4,539
% Change from Flat Case	(0.5)%	2.4%	2.5%	—	(2.3)%	(4.7)%	(7.0)%
2013 Full Year
Market Value of Equity	$5,288	$5,319	$5,268	$5,127	$4,962	$4,788	$4,620
% Change from Flat Case	3.1%	3.7%	2.8%	—	(3.2)%	(6.6)%	(9.9)%

Month-End Results
March 31, 2014
Market Value of Equity	$4,650	$4,795	$4,826	$4,739	$4,624	$4,499	$4,379
% Change from Flat Case	(1.9)%	1.2%	1.8%	—	(2.4)%	(5.1)%	(7.6)%
December 31, 2013
Market Value of Equity	$5,205	$5,271	$5,187	$5,044	$4,925	$4,814	$4,711
% Change from Flat Case	3.2%	4.5%	2.8%	—	(2.4)%	(4.6)%	(6.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date	(4.5)	(1.5)	2.4	2.3	2.6	2.6	2.5
2013 Full Year	0.1	1.2	2.9	3.4	3.5	3.7	3.6

Month-End Results
March 31, 2014	(4.4)	(1.5)	1.3	2.1	2.8	2.8	2.8
December 31, 2013	(2.3)	1.0	2.9	2.5	2.4	2.3	2.1

During the first three months of 2014, as in 2013, the market risk exposure to changing interest rates was stable, moderate to low overall, consistent with the normal range of long-term historical exposure, and well within policy limits. Overall market risk and earnings exposure to further reductions in long-term rates continued to benefit from slower mortgage prepayment speeds (given the level of rates and composition of mortgage assets) over the last several years, than the speeds that would be expected under normal conditions for housing and credit markets.

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

We believe that profitability would not become uncompetitive in a rising rate environment unless long-term rates were to permanently increase in a short period of time by as much as five percentage points or more combined with short-term rates increasing to at least eight percent. Such large changes in interest rates would not result in negative earnings, unless these rate environments occurred quickly, lasted for a long period of time, and were accompanied with very stressful unfavorable changes in other market and business variables for our business model. We believe such a scenario is extremely unlikely to occur. However, our current level of profitability compared to short-term rates could decline quickly (even though it would remain competitive) in a fast rising rate environment. This was part of the basis for management's action to decrease market risk exposure to higher rates beginning in the third quarter of 2013 and maintain exposure at lower levels.

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits.

	March 31, 2014	December 31, 2013
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	110%	105%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	112	108
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	104	100

In the first three months of 2014, the market capitalization ratios in the scenarios indicated continued to be above policy limits. The ratios increased during the first quarter due to the combined effect of several smaller factors, which included the repurchase of excess stock, modest decreases in long-term market rates, and modestly higher market prices on mortgage assets relative to funding. The ratios remain at favorable levels because retained earnings are currently 15 percent of regulatory capital stock and we have maintained market risk exposure at moderate levels.

The market capitalization ratio can be a valuable measure of risk exposure, particularly when the fluctuations observed in the metric are driven by market risk factors. Increases in the first quarter of 2014 were primarily due to these market factors, unlike the factors that resulted in the declines experienced in 2013. These were largely due to capital growth from a large member, which did not signify an increase in the overall riskiness of our balance sheet.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At March 31, 2014, the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.2 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date	(10.7)%	4.6%	7.8%	—	(10.7)%	(21.7)%	(32.5)%
2013 Full Year	6.3%	10.6%	8.9%	—	(14.0)%	(29.0)%	(43.7)%

Month-End Results
March 31, 2014	(16.1)%	(0.4)%	5.1%	—	(10.0)%	(21.2)%	(32.3)%
December 31, 2013	7.7%	16.3%	11.3%	—	(12.6)%	(24.6)%	(36.1)%

The sensitivities indicate that the market risk exposure of the mortgage assets portfolio had similar trends in the last two years across interest rate shocks as those of the entire balance sheet. The dollar amount of exposure for any individual rate shock can be obtained by multiplying the percentage change by the assumed equity allocation.

The measured risk exposure of our mortgage assets portfolio, on average, declined in the first three months of 2014 relative to 2013. The decrease was a result of the market risk strategy described above. We believe the mortgage assets portfolio continues to have an acceptable amount of market risk exposure relative to the inherent market risks of owning mortgages and relative to their actual and expected profitability. We believe this exposure is consistent with our risk appetite philosophy and cooperative business model.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate that we must comply with three limits on capital leverage and risk-based capital. We have always complied with each capital requirement. The regulatory capital ratio averaged 5.15 percent in the first three months of 2014 and at March 31, 2014 was 4.90 percent. The latter metric means that, given the amount of regulatory capital, total assets could increase by approximately $23 billion with no new stock purchases before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 14 of the Notes to Unaudited Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Board-approved Retained Earnings and Dividend Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and augment dividend stability in light of the risks we face. The current minimum retained earnings requirement is $375 million, based on mitigating quantifiable risks under very stressed business and market scenarios to at least a 99 percent confidence level. Given the regulatory environment, we have been carrying a greater amount of retained earnings, $631 million at March 31, 2014, than required by the Policy. We will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement.

Credit Risk

Overview
We assume a substantial amount of inherent credit risk exposure in our dealings with members, purchases of investments, and transactions of derivatives. In the first three months of 2014, we believe we continued to have a minimal overall amount of residual credit risk exposure related to our Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of legacy credit risk exposure related to the MPP. We believe policies and procedures related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks. We continued to have no loan loss reserves or impairment recorded for these instruments.

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At March 31, 2014, our policy of over-collateralization resulted in total collateral pledged of $229.7 billion to serve members' total borrowing capacity of $178.0 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for CMRs) on March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single-family loans	$127.2	55%	$125.0	56%
Multi-family loans	35.8	16	33.2	15
Commercial real estate	29.2	13	26.5	12
Home equity loans/lines of credit	20.8	9	20.4	9
Bond securities	16.1	7	17.0	8
Farm real estate	0.6	(a)	0.6	(a)
Total	$229.7	100%	$222.7	100%

(a)	Less than one percent of total pledged collateral.

At March 31, 2014, 64 percent of collateral was related to residential mortgage lending in single-family loans and home equity lines. The collateral composition remained relatively constant compared to the end of 2013.

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

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at March 31, 2014. These changed little since the end of 2013.

Lending Values Applied to Collateral
Blanket Status
Prime 1-4 family loans	67-83%
Multi-family loans	51-65%
Prime home equity loans/lines of credit	53-71%
Commercial real estate loans	59-74%
Farm real estate loans	65-80%
Listing Status/Physical Delivery
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	78-100%
U.S. agency mortgage-backed securities/CMOs	87-98%
Private-label residential mortgage-backed securities	42-83%
Private-label commercial mortgage-backed securities	31-83%
Municipal securities	25-93%
Small Business Administration certificates	90-93%
1-4 family loans	65-91%
Multi-family loans	57-83%
Home equity loans/lines of credit	57-83%
Commercial real estate loans	65-91%
Farm real estate loans	67-91%

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

Collateralization of Former Members. Underwriting criteria, including the forms of collateral that may be pledged, are generally the same for members and former members. One exception is that former members with outstanding Advances must either deliver sufficient collateral into our custody to cover their Advances (regardless of whether they would qualify for Blanket or Listing status as a member) or have their Advances covered by a subordination or other acceptable form of intercreditor agreement from/by another FHLBank to continue our credit risk exposure to former members. On March 31, 2014, we had $1.7 billion of Advances outstanding to former members. This amount continued to be overcollateralized through a combination of subordination or other intercreditor security agreements with other FHLBanks and marketable securities and loan collateral held in our custody.

Internal Credit Ratings. We perform credit underwriting of our members and nonborrower members and assign them an internal credit rating on a scale of one to seven, with a higher number representing a less favorable assessment of the institution's credit and overall financial condition. The credit ratings are based on internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The credit ratings are used in conjunction with other measures of the credit risk posed by members and pledged collateral, as described above, in managing credit risk exposure to Advances.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure.

(Dollars in billions)
March 31, 2014			December 31, 2013
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	504	$109.8	1-3	505	$108.4
4	131	63.3	4	125	58.7
5	58	4.1	5	59	4.0
6	18	0.4	6	26	0.9
7	22	0.4	7	22	0.4
Total	733	$178.0	Total	737	$172.4

A “4” rating is our assessment of the lowest level of satisfactory performance. At March 31, 2014, 98 borrowers (13 percent of the total) had credit ratings of "5" through "7," a net decrease of nine from the end of 2013. These members had $4.9 billion of borrowing capacity at March 31, 2014. There was a net increase of six members who had a "4" credit rating and a net decrease of one member with credit ratings of "1," "2," or "3." We believe these trends indicate a general stabilization and improvement in the overall financial condition of our members during the recovery cycle for the overall economy and housing market.

Member Failures, Closures, and Receiverships. There were no member failures in 2014 through the date of this filing.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is modest and on a downward trend, based on the same factors described in the 2013 Form 10-K. Charge-offs totaled $0.6 million in the first three months of 2014 and $13.5 million program-to-date through March 31, 2014 in relation to $5.8 billion of unpaid principal balance on conventional loans at March 31, 2014. In addition to the low program-to-date charge-offs, our financial analysis suggests that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

Portfolio Loan Characteristics. The following table shows Fair Isaac and Company (FICO®) credit scores of homeowners at origination dates for the conventional loan portfolio.

FICO® Score (1)	March 31, 2014	December 31, 2013
< 620	—%	—%
620 to < 660	2	2
660 to < 700	9	9
700 to < 740	18	18
>= 740	71	71

Weighted Average	758	758

(1)	Represents the FICO® score at origination.

There was little change in the distribution of FICO® scores at origination in the first three months of 2014 compared with the end of 2013. We believe the distribution of FICO® scores at origination is one indication of the portfolio's overall favorable credit quality. At March 31, 2014, 71 percent of the portfolio had scores at an excellent level of 740 or above and 89 percent had scores of 700 and above which is a threshold generally considered indicative of homeowners' with good credit quality.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	March 31, 2014	December 31, 2013	Loan-to-Value	March 31, 2014	December 31, 2013
<= 60%	18%	19%	<= 60%	33%	33%
> 60% to 70%	17	17	> 60% to 70%	25	26
> 70% to 80%	54	53	> 70% to 80%	26	25
> 80% to 90%	7	7	> 80% to 90%	11	11
> 90%	4	4	> 90% to 100%	3	3
			> 100%	2	2
Weighted Average	71%	71%	Weighted Average	65%	65%

Overall loan-to-value ratios have shown positive trends over the last year as the overall housing market has undergone a sustained recovery. However, the ratios have remained relatively unchanged in the first three months of 2014. At March 31, 2014, 16 percent of loans were estimated to have current loan-to-value ratios above 80 percent, up from 11 percent at origination. We estimate the aggregate portfolio has a weighted average current loan-to-value ratio of 65 percent, which is six percent lower than what was estimated at origination. We believe the overall trend is consistent with an acceptable credit quality of the portfolio.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account. The Lender Risk Account is a holdback of a portion of the initial purchase price. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to pre-defined acceptable levels of exposure on the loan pools they sell to us. The Lender Risk Account is funded by the FHLBank from a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses. The amount of loss claims against the Lender Risk Account in the first three months of 2014 was approximately $1 million. The Account had balances of $115 million at both March 31, 2014 and December 31, 2013. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	March 31, 2014	December 31, 2013
Early stage delinquencies - unpaid principal balance (1)	$56	$59
Serious delinquencies - unpaid principal balance (2)	52	58
Early stage delinquency rate (3)	1.0%	1.0%
Serious delinquency rate (4)	0.9	1.0
National average serious delinquency rate (5)	2.7	2.9

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The March 31, 2014 rate is based on December 31, 2013 data.

The MPP has experienced a moderate amount of delinquencies and foreclosures, with rates continuing to be well below national averages. We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At March 31, 2014, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $93 million of conventional principal balances with current estimated loan-to-values above 100 percent, $7 million (seven percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods.

(In millions)	March 31, 2014	December 31, 2013
Estimated incurred credit losses, before credit enhancements	$(28)	$(31)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	2	3
Supplemental mortgage insurance	16	17
Lender Risk Account	3	4
Allowance for credit losses, after credit enhancements	$(7)	$(7)

The data presented above are aggregated information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The allowance for credit losses at March 31, 2014 did not change significantly compared to the end of 2013 as delinquency trends continued to decrease while housing prices remained relatively stable.

In addition to the allowance for credit losses recorded, we regularly analyze potential ranges of additional lifetime credit risk exposure for the loans in the MPP using recognized third-party credit and prepayment models. Even under adverse scenarios for either home prices or unemployment rates, we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, assuming a 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $22 million, which would decrease annual ROE by approximately only 0.06 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the PMI providers.

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and Mortgage Guaranty Insurance Corporation (MGIC). Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. At March 31, 2014 we had $2.3 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time.

In a scenario in which home prices do not change and both providers fail to pay their insurance coverage on defaulting loans (with an assumption that we would obtain a 50 percent recovery rate), we estimated at March 31, 2014 our exposure to the providers over the life of the MPP loans was $8 million. In an adverse scenario in which home prices decline 20 percent over the next two years and both providers fail to pay claims (with the same recovery assumption), we estimate exposure to be approximately $16 million.

Based on our most-recent analysis including consulting with a third-party rating agency, we believe it is likely each provider will fulfill its contractual insurance obligations. However, because of the uncertainty of this assessment we concluded, as of March 31, 2014, that payments on a portion of our SMI coverage may not be probable and have incorporated an estimate of such in our loan loss reserve. We estimate that $0.4 million of payments are not probable at March 31, 2014. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined in the last year.

Investments
Liquidity Investments.
Liquidity investments are either unsecured, guaranteed by the U.S. government, or secured (i.e., collateralized). For unsecured liquidity investments, we invest in the debt securities of highly rated, investment-grade institutions, have appropriate and conservative limits on dollar and maturity exposure to each institution, and have strong credit underwriting practices, including active monitoring of credit quality of our counterparties and of the environment in which they operate. We believe we purchased all liquidity investments from counterparties that have a strong ability to repay principal and interest.

Our unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited by regulation to maturities of no more than nine months and limited to a dollar amount based on a percentage of eligible regulatory capital (defined as the lessor of our regulatory capital or the eligible amount of a counterparty's Tier 1 capital). The permissible percentage ranges from one percent to 15 percent based on the counterparty's lowest long-term credit rating of its debt from a nationally recognized statistical rating organization (NRSRO). In 2014, pursuant to a Finance Agency Regulation, we began the process to reduce reliance on NRSRO ratings for unsecured investment activity by enhancing internal credit risk analytics on unsecured counterparties.

The lowest long-term credit rating for a counterparty to which we are permitted to extend credit is double-B. In practice, for many years we have generally invested funds only in those eligible institutions with long-term credit ratings of at least single-A. In addition, we restrict maturities, reduce dollar exposure, and avoid new investments with counterparties we deem to represent elevated credit risk.

The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resale agreements, the ratings shown are based on ratings on the associated collateral.

(In millions)	March 31, 2014
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$2,585	$1,610	$4,195
Certificates of deposit	—	1,505	1,035	2,540
Total unsecured liquidity investments	—	4,090	2,645	6,735
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	5,500	—	5,500
U.S. Treasury obligations	—	26	—	26
Total guaranteed/secured liquidity investments	—	5,526	—	5,526
Total liquidity investments	$—	$9,616	$2,645	$12,261

	December 31, 2013
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$760	$980	$1,740
Certificates of deposit	—	1,800	385	2,185
Total unsecured liquidity investments	—	2,560	1,365	3,925
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	2,350	—	2,350
Government-sponsored enterprises (1)	—	28	—	28
Total guaranteed/secured liquidity investments	—	2,378	—	2,378
Total liquidity investments	$—	$4,938	$1,365	$6,303

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

At March 31, 2014 and December 31, 2013, as well as many business days during these two dates, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us. Related to the federal government's recent issues with the debt ceiling, we view the potential pledge of U.S. Treasury collateral for resale agreements as a low residual risk, in part because we maintain a two percent haircut on such collateral.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2014
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$1,245	$965	$2,210
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	855	1,235	2,090
Finland	AAA	695	—	695
Netherlands	AAA	695	—	695
Australia	AAA	600	—	600
United Kingdom	AA+	—	445	445
Total U.S. branches and agency offices of foreign commercial banks		2,845	1,680	4,525
Total unsecured investment credit exposure		$4,090	$2,645	$6,735

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	March 31, 2014
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Total
Domestic	$1,315	$600	$295	$—	$2,210
U.S. branches and agency offices of foreign commercial banks:
Canada	845	—	1,245	—	2,090
Finland	695	—	—	—	695
Netherlands	695	—	—	—	695
Australia	200	—	—	400	600
United Kingdom	445	—	—	—	445
Total U.S. branches and agency offices of foreign commercial banks	2,880	—	1,245	400	4,525
Total unsecured investment credit exposure	$4,195	$600	$1,540	$400	$6,735

At March 31, 2014, all of the $6.7 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency Regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

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

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued by Ginnie Mae and mortgage-backed securities issued and guaranteed by the NCUA. These investments totaled $2.3 billion at March 31, 2014. The majority of the Ginnie Mae securities are fixed rate. The NCUA securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The FHLBank held no private-label mortgage-backed securities at March 31, 2014.

Derivatives
Credit Risk Exposure. We mitigate most of the credit risk exposure resulting from interest rate swap transactions through collateralization. The table below presents the gross credit risk exposure (i.e., the market value) and net exposure of derivatives outstanding at March 31, 2014.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Held	Credit Exposure Net of Cash Collateral Held
Aaa/AAA	$—	$—	$—	$—
Aa/AA	1,537	—	—	—
A	4,031	1	—	1
Baa/BBB	1,070	—	—	—
Member institutions (2)	166	—	—	—
Total	$6,804	$1	$—	$1

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout the first three months of 2014, totaling $1 million. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives limit our exposure to acceptable levels.

The following table presents counterparties that provided 10 percent or more of the total notional amount of interest rate swap derivatives outstanding.

(In millions)
March 31, 2014				December 31, 2013
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Deutsche Bank AG	A	$2,679	$—	Morgan Stanley Capital Services	Baa/BBB	$3,421	$—
Wells Fargo Bank, N.A.	Aa/AA	1,517	—	Deutsche Bank AG	A	1,458	—
All others (10 counterparties)	Baa/BBB to Aa/AA	2,321	—	Royal Bank of Scotland PLC	A	1,142	—
Total		$6,517	$—	All others (9 counterparties)	Baa/BBB to Aa/AA	2,639	3
				Total		$8,660	$3

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of them will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of March 31, 2014, we had $0.2 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A. (JPMorgan), which also had outstanding credit services with us totaling $40.7 billion. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

At March 31, 2014, we had no interest rate swaps that were required to be cleared in accordance with the Dodd-Frank Act, although we do have sufficient capability for such clearing.

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

Exposure to Member Concentration

The large increase over the last two years in Advance borrowings from one member, JPMorgan, has raised borrower concentration ratios compared with levels of the several years prior. Our Board of Directors and management regularly assess concentration risks from business activity. We believe that the current concentration of Advance activity is consistent with our risk management philosophy.

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Mission Assets grow and the opportunity for us to retire capital when Mission Assets declines, thereby acting, along with our efficient operating expenses, to preserve competitive profitability.

We believe the effect on credit risk exposure from borrower concentration is minimal because of our application of normal credit risk mitigations, the most important of which is over-collateralization of borrowings. In the remote possibility of failure of a member to whom we lent a large amount of Advances, combined with the Federal Deposit Insurance Corporation's decision not to repay Advances, we would implement our member failure plan. Our member failure plan, which we test periodically, would liquidate collateral to recover losses from losing principal and interest on the Advance balances.

Advance concentration has a minor effect on market risk exposure because Advances are largely match funded. Finally, the increase in Advance concentration has not affected capital adequacy because the Capital Plan requires the Advance growth from the member to be supported by new purchases of capital stock.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is from access to the capital markets through participation in the issuance of cost-effective FHLBank System debt securities (Consolidated Obligations) and through execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first three months of 2014, our participations in the System's debt issuances totaled $35.3 billion for Discount Notes and $14.9 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first quarter of 2014 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both by meeting a contingency liquidity requirement discussed below and because we were able to adequately access the capital markets to issue debt. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We normally hold over 20 days of positive liquidity under each scenario. The amount of overnight liquidity per the Finance Agency guidance and our internal operational liquidity measures was in the range of $10 billion to $15 billion during the first three months of 2014.

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

Contingency Liquidity Requirement (in millions)	March 31, 2014	December 31, 2013
Total Contingency Liquidity Reserves (1)	$27,237	$30,699
Total Requirement (2)	(12,763)	(11,752)
Excess Contingency Liquidity Available	$14,474	$18,947

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

Deposit Reserve Requirement (in millions)	March 31, 2014	December 31, 2013
Total Eligible Deposit Reserves	$67,922	$73,531
Total Member Deposits	(883)	(898)
Excess Deposit Reserves	$67,039	$72,633

Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2014. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2013. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$32,776	$11,768	$7,492	$9,252	$61,288
Operating leases (include premises and equipment)	1	2	2	6	11
Mandatorily redeemable capital stock	112	—	3	—	115
Commitments to fund mortgage loans	166	—	—	—	166
Pension and other postretirement benefit obligations	3	6	4	17	30
Total Contractual Obligations	$33,058	$11,776	$7,501	$9,275	$61,610

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at March 31, 2014. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2013, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Standby Letters of Credit	$13,455	$73	$21	$54	$13,603
Standby bond purchase agreements	24	235	—	—	259
Consolidated Obligations traded, not yet settled	1,509	1,150	15	30	2,704
Total off-balance sheet items	$14,988	$1,458	$36	$84	$16,566

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first three months of 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of March 31, 2014, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of March 31, 2014, the FHLBank maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of March 31, 2014, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of risk factors, see Part I, Item 1A. "Risk Factors" in the FHLBank's 2013 Form 10-K. There have been no material changes from the risk factors disclosed in the FHLBank's 2013 Form 10-K.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of May 2014.

FEDERAL HOME LOAN BANK OF CINCINNATI
(Registrant)

By:	/s/ Andrew S. Howell
Andrew S. Howell
President and Chief Executive Officer
(principal executive officer)

By:	/s/ Donald R. Able
Donald R. Able
Executive Vice President - Chief Operating Officer and Interim Chief Financial Officer
(principal financial officer)

INDEX OF EXHIBITS

Exhibit Number (1)	Description of exhibit	Document filed or furnished, as indicated below

10.1	Letter Agreement between the Federal Home Loan Bank of Cincinnati and Carole L. Cossé dated March 17, 2014	Incorporated by reference from Current Report on Form 8-K dated April 11, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed Herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed Herewith

32	Section 1350 Certifications	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith

(1)	Numbers coincide with Item 601 of Regulation S-K.