Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Cincinnati
filed 2014-08-07
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
☐ Yes   ☒ No

As of July 31, 2014, the registrant had 43,322,446 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$219,048	$8,598,933
Interest-bearing deposits	218	166
Securities purchased under agreements to resell	5,950,000	2,350,000
Federal funds sold	1,105,000	1,740,000
Investment securities:
Trading securities	1,469	1,578
Available-for-sale securities	2,004,981	2,184,879
Held-to-maturity securities (includes $0 and $0 pledged as collateral at June 30, 2014 and December 31, 2013, respectively, that may be repledged) (a)	15,672,940	16,087,162
Total investment securities	17,679,390	18,273,619
Advances	69,485,413	65,270,390
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	6,701,699	6,825,523
Less: allowance for credit losses on mortgage loans	5,441	7,233
Mortgage loans held for portfolio, net	6,696,258	6,818,290
Accrued interest receivable	82,057	85,151
Premises, software, and equipment, net	12,488	13,811
Derivative assets	5,389	3,241
Other assets	23,225	27,101
TOTAL ASSETS	$101,258,486	$103,180,702
LIABILITIES
Deposits	$803,778	$913,895
Consolidated Obligations, net:
Discount Notes	35,389,600	38,209,946
Bonds (includes $2,780,023 and $4,018,370 at fair value under fair value option at June 30, 2014 and December 31, 2013, respectively)	59,653,311	58,162,739
Total Consolidated Obligations, net	95,042,911	96,372,685
Mandatorily redeemable capital stock	112,272	115,853
Accrued interest payable	118,032	116,381
Affordable Housing Program payable	96,543	93,789
Derivative liabilities	72,323	97,766
Other liabilities	159,285	160,226
Total liabilities	96,405,144	97,870,595
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 42,145 shares at June 30, 2014 and 46,980 shares at December 31, 2013	4,214,480	4,697,985
Retained earnings:
Unrestricted	512,772	510,321
Restricted	134,404	110,843
Total retained earnings	647,176	621,164
Accumulated other comprehensive loss	(8,314)	(9,042)
Total capital	4,853,342	5,310,107
TOTAL LIABILITIES AND CAPITAL	$101,258,486	$103,180,702

(a)	Fair values: $15,642,823 and $15,808,397 at June 30, 2014 and December 31, 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Advances	$77,046	$77,694	$153,197	$148,646
Prepayment fees on Advances, net	1,075	774	2,071	1,226
Interest-bearing deposits	24	55	43	129
Securities purchased under agreements to resell	325	464	621	1,323
Federal funds sold	1,230	1,570	2,359	3,571
Trading securities	6	9	13	17
Available-for-sale securities	988	516	1,748	546
Held-to-maturity securities	88,100	74,871	177,353	144,497
Mortgage loans held for portfolio	57,444	67,695	117,709	140,903
Loans to other FHLBanks	—	1	—	4
Total interest income	226,238	223,649	455,114	440,862
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	6,247	10,382	14,696	20,508
Consolidated Obligations - Bonds	141,835	132,649	283,992	262,465
Deposits	64	88	127	174
Loans from other FHLBanks	—	—	—	5
Mandatorily redeemable capital stock	1,158	1,417	2,351	3,040
Total interest expense	149,304	144,536	301,166	286,192
NET INTEREST INCOME	76,934	79,113	153,948	154,670
Reversal for credit losses	(900)	(4,000)	(900)	(6,500)
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	77,834	83,113	154,848	161,170
OTHER NON-INTEREST INCOME:
Net losses on trading securities	(2)	(5)	(4)	(4)
Net (losses) gains on Consolidated Obligation Bonds held under fair value option	(80)	355	1,280	887
Net gains (losses) on derivatives and hedging activities	3,332	(1,457)	2,249	2,888
Standby Letters of Credit fees	2,625	2,000	4,969	3,699
Other, net	449	575	1,574	1,703
Total other non-interest income	6,324	1,468	10,068	9,173
OTHER EXPENSE:
Compensation and benefits	8,448	7,826	17,734	16,193
Other operating	4,174	4,216	8,576	8,200
Finance Agency	1,626	1,088	3,565	2,176
Office of Finance	1,164	1,122	2,211	2,211
Other	1,273	1,416	1,675	1,903
Total other expense	16,685	15,668	33,761	30,683
INCOME BEFORE ASSESSMENTS	67,473	68,913	131,155	139,660
Affordable Housing Program assessments	6,863	7,033	13,351	14,270
NET INCOME	$60,610	$61,880	$117,804	$125,390

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$60,610	$61,880	$117,804	$125,390
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	141	(39)	102	5
Pension and postretirement benefits	313	482	626	932
Total other comprehensive income adjustments	454	443	728	937
Total comprehensive income	$61,064	$62,323	$118,532	$126,327

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2012	40,106	$4,010,622	$479,253	$58,628	$537,881	$(11,734)	$4,536,769
Proceeds from sale of capital stock	6,984	698,395					698,395
Net shares reclassified to mandatorily redeemable capital stock	(186)	(18,592)					(18,592)
Comprehensive income			100,312	25,078	125,390	937	126,327
Cash dividends on capital stock			(81,756)		(81,756)		(81,756)
BALANCE, JUNE 30, 2013	46,904	$4,690,425	$497,809	$83,706	$581,515	$(10,797)	$5,261,143

BALANCE, DECEMBER 31, 2013	46,980	$4,697,985	$510,321	$110,843	$621,164	$(9,042)	$5,310,107
Proceeds from sale of capital stock	310	30,970					30,970
Repurchase of capital stock	(4,979)	(497,875)					(497,875)
Net shares reclassified to mandatorily redeemable capital stock	(166)	(16,600)					(16,600)
Comprehensive income			94,243	23,561	117,804	728	118,532
Cash dividends on capital stock			(91,792)		(91,792)		(91,792)
BALANCE, JUNE 30, 2014	42,145	$4,214,480	$512,772	$134,404	$647,176	$(8,314)	$4,853,342

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$117,804	$125,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,879	3,567
Net change in fair value adjustment on derivative and hedging activities	11,972	21,069
Net change in fair value adjustments on trading securities	4	4
Net change in fair value adjustments on Consolidated Obligation Bonds held at fair value	(1,280)	(887)
Other adjustments	(791)	(6,503)
Net change in:
Accrued interest receivable	3,095	(786)
Other assets	3,359	1,352
Accrued interest payable	(417)	(1,869)
Other liabilities	2,302	11,400
Total adjustments	21,123	27,347
Net cash provided by operating activities	138,927	152,737

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	10,546	80,227
Securities purchased under agreements to resell	(3,600,000)	2,350,000
Federal funds sold	635,000	(2,300,000)
Premises, software, and equipment	(447)	(1,743)
Trading securities:
Proceeds from maturities of long-term	106	173
Available-for-sale securities:
Net decrease (increase) in short-term	180,000	(1,025,000)
Held-to-maturity securities:
Net decrease in short-term	1,436	652
Proceeds from maturities of long-term	975,121	1,510,639
Purchases of long-term	(561,789)	(3,689,311)
Advances:
Proceeds	471,592,155	389,673,082
Made	(475,835,179)	(400,923,970)
Mortgage loans held for portfolio:
Principal collected	490,081	1,204,634
Purchases	(383,148)	(669,177)
Net cash used in by investing activities	(6,496,118)	(13,789,794)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended June 30,
	2014	2013
FINANCING ACTIVITIES:
Net decrease in deposits and pass-through reserves	$(125,183)	$(138,723)
Net payments on derivative contracts with financing elements	(15,269)	(20,664)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	113,292,004	91,030,553
Bonds	31,755,220	15,352,722
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(116,111,544)	(82,948,438)
Bonds	(30,239,044)	(10,144,419)
Proceeds from issuance of capital stock	30,970	698,395
Payments for repurchase/redemption of mandatorily redeemable capital stock	(20,181)	(104,420)
Payments for repurchase of capital stock	(497,875)	—
Cash dividends paid	(91,792)	(81,756)
Net cash (used in) provided by financing activities	(2,022,694)	13,643,250
Net (decrease) increase in cash and cash equivalents	(8,379,885)	6,193
Cash and cash equivalents at beginning of the period	8,598,933	16,423
Cash and cash equivalents at end of the period	$219,048	$22,616
Supplemental Disclosures:
Interest paid	$315,558	$293,986
Affordable Housing Program payments, net	$10,597	$7,299

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). Results for the three and six months ended June 30, 2014 are not necessarily indicative of operating results for the full year.

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

Note 2 - Recently Issued Accounting Standards and Interpretations

Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the Financial Accounting Standards Board (FASB) issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. Specifically, this guidance requires entities to account for (1) repurchase-to-maturity transactions as secured borrowings rather than as sales with forward repurchase agreements; and (2) repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty as separate transactions only. In addition, this guidance requires a transferor to disclose additional information about certain transactions, including those in which it retains substantially all of the exposure to the economic returns of the underlying transferred asset over the transaction’s term. This guidance becomes effective for the FHLBank for the first interim or annual period beginning after December 15, 2014. The changes in accounting for transactions outstanding on the effective date are required to be presented on a cumulative-effect approach. The FHLBank is in the process of evaluating this guidance, but its effect on the FHLBank's financial condition, results of operations, or cash flows is not expected to be material.

Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. On January 17, 2014, the FASB issued guidance clarifying when consumer mortgage loans collateralized by real estate should be reclassified to real estate owned. Specifically, such collateralized mortgage loans should be reclassified to real estate owned when either the creditor obtains legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. This guidance is effective for interim and annual periods beginning on or after December 15, 2014. The FHLBank is in the process of evaluating the effects this guidance may have on its financial condition, results of operations, or cash flows, but it is not expected to be material.

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

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	June 30, 2014	December 31, 2013
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$1,469	$1,578
Total	$1,469	$1,578

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Six Months Ended June 30,
	2014	2013
Net losses on trading securities held at period end	$(4)	$(4)
Net losses on trading securities	$(4)	$(4)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$2,005,000	$18	$(37)	$2,004,981
Total	$2,005,000	$18	$(37)	$2,004,981

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$2,185,000	$1	$(122)	$2,184,879
Total	$2,185,000	$1	$(122)	$2,184,879

All securities outstanding with gross unrealized losses at June 30, 2014 have been in a continuous unrealized loss position for less than 12 months.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	June 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,005,000	$2,004,981	$2,185,000	$2,184,879

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	June 30, 2014	December 31, 2013
Amortized cost of available-for-sale securities:
Fixed-rate	$2,005,000	$2,185,000

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio during the six months ended June 30, 2014 or 2013.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	June 30, 2014
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$26,049	$1	$—	$26,050
Total non-mortgage-backed securities	26,049	1	—	26,050
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (2)	2,184,883	4,558	(11,958)	2,177,483
Government-sponsored enterprises (GSE) residential mortgage-backed securities (3)	13,462,008	192,935	(215,653)	13,439,290
Total mortgage-backed securities	15,646,891	197,493	(227,611)	15,616,773
Total	$15,672,940	$197,494	$(227,611)	$15,642,823

	December 31, 2013
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (4)	$27,485	$1	$—	$27,486
Total non-mortgage-backed securities	27,485	1	—	27,486
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (2)	1,909,099	4,545	(26,396)	1,887,248
GSE residential mortgage-backed securities (3)	14,150,578	141,962	(398,877)	13,893,663
Total mortgage-backed securities	16,059,677	146,507	(425,273)	15,780,911
Total	$16,087,162	$146,508	$(425,273)	$15,808,397

(1)	Carrying value equals amortized cost.

(2)	Consists of Ginnie Mae mortgage-backed securities and/or mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(3)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(4)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Discounts Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	June 30, 2014	December 31, 2013
Premiums	$26,697	$32,458
Discounts	(57,014)	(58,658)
Net purchased discounts	$(30,317)	$(26,200)

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	June 30, 2014
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$871,376	$(11,958)	$—	$—	$871,376	$(11,958)
GSE residential mortgage-backed securities (2)	1,062,578	(20,668)	5,549,321	(194,985)	6,611,899	(215,653)
Total	$1,933,954	$(32,626)	$5,549,321	$(194,985)	$7,483,275	$(227,611)

	December 31, 2013
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$663,278	$(26,396)	$—	$—	$663,278	$(26,396)
GSE residential mortgage-backed securities (2)	8,817,132	(397,252)	48,902	(1,625)	8,866,034	(398,877)
Total	$9,480,410	$(423,648)	$48,902	$(1,625)	$9,529,312	$(425,273)

(1)	Consists of Ginnie Mae mortgage-backed securities.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	June 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$26,049	$26,050	$27,485	$27,486
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	26,049	26,050	27,485	27,486
Mortgage-backed securities (2)	15,646,891	15,616,773	16,059,677	15,780,911
Total	$15,672,940	$15,642,823	$16,087,162	$15,808,397

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	June 30, 2014	December 31, 2013
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$26,049	$27,485
Total amortized cost of non-mortgage-backed securities	26,049	27,485
Amortized cost of mortgage-backed securities:
Fixed-rate	12,831,121	13,048,808
Variable-rate	2,815,770	3,010,869
Total amortized cost of mortgage-backed securities	15,646,891	16,059,677
Total	$15,672,940	$16,087,162

Realized Gains and Losses. From time to time the FHLBank may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the six months ended June 30, 2014 or 2013, the FHLBank did not sell any held-to-maturity securities.

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

For its other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of June 30, 2014, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at June 30, 2014.

The FHLBank also reviewed its available-for-sale securities that have experienced unrealized losses at June 30, 2014 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at June 30, 2014.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2013.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At June 30, 2014 and December 31, 2013, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP Advances. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	June 30, 2014		December 31, 2013
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$175	0.21%	$150	0.20%
Due in 1 year or less	23,131,369	0.36	17,729,350	0.42
Due after 1 year through 2 years	9,245,861	0.48	6,614,470	0.63
Due after 2 years through 3 years	9,738,077	0.82	9,485,558	0.64
Due after 3 years through 4 years	10,593,228	0.72	9,444,110	0.81
Due after 4 years through 5 years	10,738,666	0.58	11,831,887	0.61
Thereafter	5,888,419	1.02	9,987,245	0.78
Total par value	69,335,795	0.58	65,092,770	0.62
Commitment fees	(722)		(750)
Discount on AHP Advances	(13,549)		(14,953)
Premiums	3,228		3,413
Discounts	(11,893)		(14,104)
Hedging adjustments	172,554		204,014
Total	$69,485,413		$65,270,390

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher rate for the Advance relative to an equivalent maturity, non-callable Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLBank that makes the FHLBank financially indifferent to the prepayment of the Advance. At June 30, 2014 and December 31, 2013, the FHLBank had callable Advances (in thousands) of $11,921,489 and $10,072,203.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2014	December 31, 2013
Overdrawn demand deposit accounts	$175	$150
Due in 1 year or less	29,725,047	25,109,451
Due after 1 year through 2 years	7,571,181	5,300,184
Due after 2 years through 3 years	6,897,422	7,149,237
Due after 3 years through 4 years	9,769,904	7,050,325
Due after 4 years through 5 years	9,845,547	10,877,078
Thereafter	5,526,519	9,606,345
Total par value	$69,335,795	$65,092,770

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases put options from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At June 30, 2014 and December 31, 2013, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $2,090,900 and $2,146,400.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	June 30, 2014	December 31, 2013
Overdrawn demand deposit accounts	$175	$150
Due in 1 year or less	24,882,269	19,681,750
Due after 1 year through 2 years	9,226,861	6,424,970
Due after 2 years through 3 years	9,224,777	9,338,558
Due after 3 years through 4 years	9,720,128	8,582,710
Due after 4 years through 5 years	10,563,166	11,256,887
Thereafter	5,718,419	9,807,745
Total par value	$69,335,795	$65,092,770

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

Par value of Advances	June 30, 2014	December 31, 2013
Total fixed-rate (1)	$19,871,531	$15,480,817
Total variable-rate (1)	49,464,264	49,611,953
Total par value	$69,335,795	$65,092,770

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

June 30, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$39,700	57%	JPMorgan Chase Bank, N.A.	$41,700	64%
U.S. Bank, N.A.	5,467	8	U.S. Bank, N.A.	4,584	7
Total	$45,167	65%	Total	$46,284	71%

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	June 30, 2014	December 31, 2013
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,393,005	$1,482,345
Fixed rate long-term single-family mortgage loans	5,130,859	5,160,854
Total unpaid principal balance	6,523,864	6,643,199
Premiums	171,573	177,180
Discounts	(3,022)	(3,631)
Hedging basis adjustments (2)	9,284	8,775
Total mortgage loans held for portfolio	$6,701,699	$6,825,523

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	June 30, 2014	December 31, 2013
Unpaid principal balance:
Conventional mortgage loans	$5,854,414	$5,897,804
Federal Housing Administration (FHA) mortgage loans	669,450	745,395
Total unpaid principal balance	$6,523,864	$6,643,199

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	June 30, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,408	22%	Union Savings Bank	$1,433	22%
PNC Bank, N.A.(1)	1,215	19	PNC Bank, N.A. (1)	1,356	20
The Huntington National Bank	328	5	Total	$2,789	42%
Total	$2,951	46%

(1)	Former member.

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

Using a risk-based approach, the FHLBank considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At June 30, 2014 and December 31, 2013, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2014 and December 31, 2013, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the six months ended June 30, 2014 or 2013.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of June 30, 2014 or December 31, 2013. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At June 30, 2014 and December 31, 2013, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended June 30,
Allowance for credit losses:	2014	2013
Balance, beginning of period	$6,655	$14,832
Charge-offs	(314)	(1,656)
Reversal for credit losses	(900)	(4,000)
Balance, end of period	$5,441	$9,176

	Six Months Ended June 30,
Allowance for credit losses:	2014	2013
Balance, beginning of period	$7,233	$17,907
Charge-offs	(892)	(2,231)
Reversal for credit losses	(900)	(6,500)
Balance, end of period	$5,441	$9,176

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

Allowance for credit losses, end of period:	June 30, 2014	December 31, 2013
Collectively evaluated for impairment	$5,315	$7,159
Individually evaluated for impairment	$126	$74
Recorded investment, end of period:
Collectively evaluated for impairment	$6,035,908	$6,082,636
Individually evaluated for impairment	8,055	7,799
Total recorded investment	$6,043,963	$6,090,435

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

Table 9.3 - Changes in the LRA (in thousands)

Six Months Ended
June 30, 2014
LRA at beginning of year	$115,236
Additions	5,777
Claims	(1,185)
Scheduled distributions	(1,745)
LRA at end of period	$118,083

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	June 30, 2014
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$36,995	$39,237	$76,232
Past due 60-89 days delinquent	10,427	12,217	22,644
Past due 90 days or more delinquent	48,550	28,259	76,809
Total past due	95,972	79,713	175,685
Total current mortgage loans	5,947,991	602,025	6,550,016
Total mortgage loans	$6,043,963	$681,738	$6,725,701
Other delinquency statistics:
In process of foreclosure, included above (1)	$40,528	$16,894	$57,422
Serious delinquency rate (2)	0.82%	4.19%	1.17%
Past due 90 days or more still accruing interest (3)	$47,869	$28,259	$76,128
Loans on non-accrual status, included above	$2,778	$—	$2,778

	December 31, 2013
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$48,619	$53,305	$101,924
Past due 60-89 days delinquent	11,971	18,963	30,934
Past due 90 days or more delinquent	57,934	32,942	90,876
Total past due	118,524	105,210	223,734
Total current mortgage loans	5,971,911	654,399	6,626,310
Total mortgage loans	$6,090,435	$759,609	$6,850,044
Other delinquency statistics:
In process of foreclosure, included above (1)	$46,285	$18,595	$64,880
Serious delinquency rate (2)	0.96%	4.41%	1.34%
Past due 90 days or more still accruing interest (3)	$57,543	$32,942	$90,485
Loans on non-accrual status, included above	$3,077	$—	$3,077

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

The FHLBank did not have any real estate owned at June 30, 2014 or December 31, 2013.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. The FHLBank had 46 and 42 modified loans considered troubled debt restructurings at June 30, 2014 and December 31, 2013, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings:	June 30, 2014	December 31, 2013
Conventional MPP Loans	$8,055	$7,799

Due to the minimal change in terms of modified loans (i.e., no principal forgiven), the FHLBank's pre-modification recorded investment was not materially different than the post-modification recorded investment in troubled debt restructurings.

Certain conventional MPP loans that were modified within the previous 12 months and considered troubled debt restructurings experienced a payment default as noted in the table below. A borrower is considered to have defaulted on a troubled debt restructuring if the borrower's contractually due principal or interest is 60 days or more past due at any time during the periods presented.

Table 9.6 - Recorded Investment of Financing Receivables Modified within the Previous 12 Months and Considered Troubled Debt Restructurings that Subsequently Defaulted (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Defaulted troubled debt restructurings:
Conventional MPP Loans	$554	$—	$554	$—

Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At June 30, 2014 and December 31, 2013, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	June 30, 2014			December 31, 2013
Conventional MPP loans:	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$5,277	$5,159	$—	$4,959	$4,828	$—
With an allowance	2,778	2,744	126	2,840	2,801	74
Total	$8,055	$7,903	$126	$7,799	$7,629	$74

Table 9.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended June 30,
	2014		2013
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$7,969	$104	$6,709	$90

	Six Months Ended June 30,
	2014		2013
Individually impaired loans:	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$7,839	$204	$6,281	$168

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	June 30, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$3,987,415	$27,066	$183,504
Derivatives not designated as hedging instruments:
Interest rate swaps	2,908,000	1,224	6,854
Forward rate agreements	321,000	20	2,986
Mortgage delivery commitments	429,399	3,813	47
Total derivatives not designated as hedging instruments	3,658,399	5,057	9,887
Total derivatives before netting and collateral adjustments	$7,645,814	32,123	193,391
Netting adjustments		(28,323)	(28,323)
Cash collateral and related accrued interest		1,589	(92,745)
Total collateral and netting adjustments (1)		(26,734)	(121,068)
Total derivative assets and total derivative liabilities		$5,389	$72,323

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,517,340	$36,061	$215,691
Derivatives not designated as hedging instruments:
Interest rate swaps	4,143,000	2,928	7,732
Forward rate agreements	31,000	454	—
Mortgage delivery commitments	36,620	2	412
Total derivatives not designated as hedging instruments	4,210,620	3,384	8,144
Total derivatives before netting and collateral adjustments	$8,727,960	39,445	223,835
Netting adjustments		(36,204)	(36,204)
Cash collateral and related accrued interest		—	(89,865)
Total collateral and netting adjustments (1)		(36,204)	(126,069)
Total derivative assets and total derivative liabilities		$3,241	$97,766

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

Table 10.2 presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains (Losses) on Derivatives and Hedging Activities (in thousands)

	Three Months Ended June 30,
	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$869	$2,015
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	851	1,815
Forward rate agreements	(5,585)	—
Net interest settlements	(319)	(243)
Mortgage delivery commitments	7,516	(5,044)
Total net gains (losses) related to derivatives not designated as hedging instruments	2,463	(3,472)
Net gains (losses) on derivatives and hedging activities	$3,332	$(1,457)

	Six Months Ended June 30,
	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$1,153	$4,937
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	1,008	6,046
Forward rate agreements	(6,081)	—
Net interest settlements	(70)	170
Mortgage delivery commitments	6,239	(8,265)
Total net gains (losses) related to derivatives not designated as hedging instruments	1,096	(2,049)
Net gains on derivatives and hedging activities	$2,249	$2,888

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended June 30,
2014	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$11,611	$(11,108)	$503	$(23,902)
Consolidated Bonds	(3,278)	3,644	366	4,629
Total	$8,333	$(7,464)	$869	$(19,273)
2013
Hedged Item Type:
Advances	$68,359	$(66,374)	$1,985	$(28,336)
Consolidated Bonds	(9,407)	9,437	30	7,522
Total	$58,952	$(56,937)	$2,015	$(20,814)

	Six Months Ended June 30,
2014	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$30,327	$(29,572)	$755	$(48,270)
Consolidated Bonds	(7,387)	7,785	398	9,481
Total	$22,940	$(21,787)	$1,153	$(38,789)
2013
Hedged Item Type:
Advances	$108,779	$(104,157)	$4,622	$(57,088)
Consolidated Bonds	(18,054)	18,369	315	16,010
Total	$90,725	$(85,788)	$4,937	$(41,078)

(1)	The net interest on derivatives in fair value hedge relationships is included in the interest income/expense line item of the respective hedged item.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLBank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 10.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At June 30, 2014 and December 31, 2013, the FHLBank did not receive or pledge any non-cash collateral. Any overcollateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	June 30, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$28,064	$189,860
Cleared derivatives	226	498
Total gross recognized amount	28,290	190,358
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(27,826)	(120,570)
Cleared derivatives	1,092	(498)
Total gross amounts of netting adjustments and cash collateral	(26,734)	(121,068)
Net amounts after netting adjustments and cash collateral:
Bilateral derivatives	238	69,290
Cleared derivatives	1,318	—
Total net amounts after netting adjustments and cash collateral	1,556	69,290
Derivative instruments not meeting netting requirements(1):
Bilateral derivatives	3,833	3,033
Total derivative instruments not meeting netting requirements(1)	3,833	3,033
Total derivative assets and total derivative liabilities:
Bilateral derivatives	4,071	72,323
Cleared derivatives	1,318	—
Total derivative assets and total derivative liabilities	$5,389	$72,323

	December 31, 2013
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount	$38,989	$223,423
Gross amounts of netting adjustments and cash collateral	(36,204)	(126,069)
Net amounts after netting adjustments and cash collateral	2,785	97,354
Derivative instruments not meeting netting requirements(1)	456	412
Total derivative assets and total derivative liabilities	$3,241	$97,766

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

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

For cleared derivatives, the Clearinghouse is the FHLBank's counterparty. The requirement that the FHLBank post initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLBank to credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent, for changes in the value of cleared derivatives.

The FHLBank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or the FHLBank's clearing agent, or both. Based on this analysis, the FHLBank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

Certain of the FHLBank's bilateral interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at June 30, 2014 was (in thousands) $162,035, for which the FHLBank had posted collateral with a fair value of (in thousands) $92,745 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $13,157 of collateral at fair value to its derivatives counterparties at June 30, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents at June 30, 2014.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	June 30, 2014	December 31, 2013
Interest bearing:
Demand and overnight	$711,524	$796,039
Term	86,050	96,100
Other	5,954	5,872
Total interest bearing	803,528	898,011

Non-interest bearing:
Other	250	15,884
Total non-interest bearing	250	15,884
Total deposits	$803,778	$913,895

The average interest rate paid on interest bearing deposits was 0.03 percent in each of the three- and six-month periods ended June 30, 2014 and 2013.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $86,000 and $96,000 as of June 30, 2014 and December 31, 2013, respectively.

Note 12 - Consolidated Obligations
Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	June 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$25,741,500	0.36%	$35,691,500	0.34%
Due after 1 year through 2 years	13,674,000	0.46	2,802,000	1.66
Due after 2 years through 3 years	3,518,000	1.90	3,295,000	2.12
Due after 3 years through 4 years	4,392,000	1.56	3,689,000	1.67
Due after 4 years through 5 years	3,000,000	1.95	3,415,000	1.86
Thereafter	9,187,000	2.68	9,102,000	2.66
Index amortizing notes	28,702	5.07	32,746	5.07
Total par value	59,541,202	1.00	58,027,246	1.04
Premiums	113,714		123,820
Discounts	(24,926)		(22,781)
Hedging adjustments	23,298		31,084
Fair value option valuation adjustment and accrued interest	23		3,370
Total	$59,653,311		$58,162,739

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
June 30, 2014	$35,389,600	$35,391,576	0.06%
December 31, 2013	$38,209,946	$38,216,860	0.09%

(1)	Represents an implied rate without consideration of concessions.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	June 30, 2014	December 31, 2013
Par value of Consolidated Bonds:
Non-callable	$49,669,202	$46,670,246
Callable	9,872,000	11,357,000
Total par value	$59,541,202	$58,027,246

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	June 30, 2014	December 31, 2013
Due in 1 year or less	$32,013,500	$41,493,500
Due after 1 year through 2 years	14,284,000	3,827,000
Due after 2 years through 3 years	2,968,000	2,915,000
Due after 3 years through 4 years	2,840,000	2,427,000
Due after 4 years through 5 years	2,035,000	2,095,000
Thereafter	5,372,000	5,237,000
Index amortizing notes	28,702	32,746
Total par value	$59,541,202	$58,027,246

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	June 30, 2014	December 31, 2013
Par value of Consolidated Bonds:
Fixed-rate	$28,601,202	$29,362,246
Variable-rate	30,910,000	28,650,000
Step-up	30,000	15,000
Total par value	$59,541,202	$58,027,246

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $15,431 and $15,947 at June 30, 2014 and December 31, 2013. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $2,015 and $1,894 during the three months ended June 30, 2014 and 2013, respectively, and (in thousands) $3,804 and $3,627 during the six months ended June 30, 2014 and 2013, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2013	$93,789
Assessments (current year additions)	13,351
Subsidy uses, net	(10,597)
Balance at June 30, 2014	$96,543

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	June 30, 2014		December 31, 2013
	Minimum Requirement	Actual	Minimum Requirement	Actual

Risk-based capital	$491,095	$4,973,928	$547,455	$5,435,002
Capital-to-assets ratio (regulatory)	4.00%	4.91%	4.00%	5.27%
Regulatory capital	$4,050,339	$4,973,928	$4,127,228	$5,435,002
Leverage capital-to-assets ratio (regulatory)	5.00%	7.37%	5.00%	7.90%
Leverage capital	$5,062,924	$7,460,892	$5,159,035	$8,152,503

Restricted Retained Earnings. At June 30, 2014 and December 31, 2013 the FHLBank had (in thousands) $134,404 and $110,843 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2013	$115,853
Capital stock subject to mandatory redemption reclassified from equity	16,600
Redemption (or other reduction) of mandatorily redeemable capital stock	(20,181)
Balance, June 30, 2014	$112,272

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	June 30, 2014	December 31, 2013
Due in 1 year or less	$107,530	$114,531
Due after 1 year through 2 years	—	130
Due after 2 years through 3 years	—	—
Due after 3 years through 4 years	—	—
Due after 4 years through 5 years	2,371	71
Past contractual redemption date due to remaining activity(1)	2,371	1,121
Total par value	$112,272	$115,853

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the three and six months ended June 30, 2014 and 2013.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, MARCH 31, 2013	$44	$(11,284)	$(11,240)
Other comprehensive income before reclassification:
Net unrealized losses	(39)	—	(39)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	482	482
Net current period other comprehensive income	(39)	482	443
BALANCE, JUNE 30, 2013	$5	$(10,802)	$(10,797)

BALANCE, MARCH 31, 2014	$(160)	$(8,608)	$(8,768)
Other comprehensive income before reclassification:
Net unrealized gains	141	—	141
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	313	313
Net current period other comprehensive income	141	313	454
BALANCE, JUNE 30, 2014	$(19)	$(8,295)	$(8,314)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2012	$—	$(11,734)	$(11,734)
Other comprehensive income before reclassification:
Net unrealized gains	5	—	5
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	932	932
Net current period other comprehensive income	5	932	937
BALANCE, JUNE 30, 2013	$5	$(10,802)	$(10,797)

BALANCE, DECEMBER 31, 2013	$(121)	$(8,921)	$(9,042)
Other comprehensive income before reclassification:
Net unrealized gains	102	—	102
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	626	626
Net current period other comprehensive income	102	626	728
BALANCE, JUNE 30, 2014	$(19)	$(8,295)	$(8,314)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,529,000 and $1,229,000 in the three months ended June 30, 2014 and 2013, respectively and $3,058,000 and $2,458,000 in the six months ended June 30, 2014 and 2013.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $184,000 and $172,000 in the three months ended June 30, 2014 and 2013, respectively, and $557,000, and $524,000 in the six months ended June 30, 2014 and 2013, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$107	$113	$8	$9
Interest cost	273	250	30	34
Amortization of net loss	313	450	—	32
Net periodic benefit cost	$693	$813	$38	$75

	Six Months Ended June 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$215	$225	$16	$28
Interest cost	546	500	57	99
Amortization of net loss	626	900	—	32
Net periodic benefit cost	$1,387	$1,625	$73	$159

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended June 30,
	Traditional Member Finance	MPP	Total
2014
Net interest income	$58,884	$18,050	$76,934
Reversal for credit losses	—	(900)	(900)
Net interest income after reversal for credit losses	58,884	18,950	77,834
Other income	4,391	1,933	6,324
Other expenses	14,598	2,087	16,685
Income before assessments	48,677	18,796	67,473
Affordable Housing Program assessments	4,983	1,880	6,863
Net income	$43,694	$16,916	$60,610
Average assets	$94,796,053	$6,696,021	$101,492,074
Total assets	$94,537,107	$6,721,379	$101,258,486

2013
Net interest income	$55,766	$23,347	$79,113
Reversal for credit losses	—	(4,000)	(4,000)
Net interest income after reversal for credit losses	55,766	27,347	83,113
Other income (loss)	6,511	(5,043)	1,468
Other expenses	13,588	2,080	15,668
Income before assessments	48,689	20,224	68,913
Affordable Housing Program assessments	5,011	2,022	7,033
Net income	$43,678	$18,202	$61,880
Average assets	$86,698,404	$7,129,429	$93,827,833
Total assets	$88,309,400	$7,010,196	$95,319,596

	Six Months Ended June 30,
	Traditional Member Finance	MPP	Total
2014
Net interest income	$116,065	$37,883	$153,948
Reversal for credit losses	—	(900)	(900)
Net interest income after reversal for credit losses	116,065	38,783	154,848
Other income	9,908	160	10,068
Other expenses	29,337	4,424	33,761
Income before assessments	96,636	34,519	131,155
Affordable Housing Program assessments	9,899	3,452	13,351
Net income	$86,737	$31,067	$117,804
Average assets	$95,103,409	$6,738,740	$101,842,149
Total assets	$94,537,107	$6,721,379	$101,258,486

2013
Net interest income	$104,371	$50,299	$154,670
Reversal for credit losses	—	(6,500)	(6,500)
Net interest income after reversal for credit losses	104,371	56,799	161,170
Other income (loss)	17,436	(8,263)	9,173
Other expenses	26,499	4,184	30,683
Income before assessments	95,308	44,352	139,660
Affordable Housing Program assessments	9,835	4,435	14,270
Net income	$85,473	$39,917	$125,390
Average assets	$81,884,300	$7,265,792	$89,150,092
Total assets	$88,309,400	$7,010,196	$95,319,596

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the six months ended June 30, 2014 or 2013.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	June 30, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$219,048	$219,048	$219,048	$—	$—	$—
Interest-bearing deposits	218	218	—	218	—	—
Securities purchased under resale agreements	5,950,000	5,950,000	—	5,950,000	—	—
Federal funds sold	1,105,000	1,105,000	—	1,105,000	—	—
Trading securities	1,469	1,469	—	1,469	—	—
Available-for-sale securities	2,004,981	2,004,981	—	2,004,981	—	—
Held-to-maturity securities	15,672,940	15,642,823	—	15,642,823	—	—
Advances	69,485,413	69,411,038	—	69,411,038	—	—
Mortgage loans held for portfolio, net	6,696,258	6,898,519	—	6,852,000	46,519	—
Accrued interest receivable	82,057	82,057	—	82,057	—	—
Derivative assets	5,389	5,389	—	32,123	—	(26,734)
Liabilities:
Deposits	803,778	803,678	—	803,678	—	—
Consolidated Obligations:
Discount Notes	35,389,600	35,386,153	—	35,386,153	—	—
Bonds (2)	59,653,311	59,845,107	—	59,845,107	—	—
Mandatorily redeemable capital stock	112,272	112,272	112,272	—	—	—
Accrued interest payable	118,032	118,032	—	118,032	—	—
Derivative liabilities	72,323	72,323	—	193,391	—	(121,068)
Other:
Commitments to extend credit for Advances	—	1	—	1	—	—
Standby bond purchase agreements	—	2,517	—	2,517	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

(2)	Includes (in thousands) $2,780,023 of Consolidated Bonds recorded under the fair value option at June 30, 2014.

	December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$8,598,933	$8,598,933	$8,598,933	$—	$—	$—
Interest-bearing deposits	166	166	—	166	—	—
Securities purchased under resale agreements	2,350,000	2,350,000	—	2,350,000	—	—
Federal funds sold	1,740,000	1,740,000	—	1,740,000	—	—
Trading securities	1,578	1,578	—	1,578	—	—
Available-for-sale securities	2,184,879	2,184,879	—	2,184,879	—	—
Held-to-maturity securities	16,087,162	15,808,397	—	15,808,397	—	—
Advances	65,270,390	65,065,523	—	65,065,523	—	—
Mortgage loans held for portfolio, net	6,818,290	6,827,406	—	6,774,514	52,892	—
Accrued interest receivable	85,151	85,151	—	85,151	—	—
Derivative assets	3,241	3,241	—	39,445	—	(36,204)
Liabilities:
Deposits	913,895	913,799	—	913,799	—	—
Consolidated Obligations:
Discount Notes	38,209,946	38,200,971	—	38,200,971	—	—
Bonds (2)	58,162,739	58,075,025	—	58,075,025	—	—
Mandatorily redeemable capital stock	115,853	115,853	115,853	—	—	—
Accrued interest payable	116,381	116,381	—	116,381	—	—
Derivative liabilities	97,766	97,766	—	223,835	—	(126,069)
Other:
Standby bond purchase agreements	—	3,715	—	3,715	—	—

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

Summary of Valuation Methodologies and Primary Inputs.

A description of the valuation methodologies and primary inputs is disclosed in Note 19 - Fair Value Disclosures in the FHLBank's 2013 Form 10-K. Below is the valuation methodology that has been enhanced during 2014.

Consolidated Obligation Bonds:

The FHLBank determines the fair values of certain Consolidated Obligation Bonds by calculating the present value of scheduled future cash flows from the bonds excluding accrued interest. Inputs used to determine fair value of these Consolidated Obligation Bonds are the discount rates, which are estimated current market yields, as indicated by the Office of Finance, for bonds with similar current terms.

The FHLBank determines the fair values of other Consolidated Obligation Bonds based on pricing received from designated third-party pricing vendors. The pricing vendors used apply various proprietary models to price Consolidated Obligation Bonds. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers, and other market-related data. Since many Consolidated Obligation Bonds do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual Consolidated Obligation Bonds. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank.

When pricing vendors are used, the FHLBank's valuation technique first requires the establishment of a “median” price for each Consolidated Obligation Bond. If four prices are received, the average of the middle two prices is the median price; if three prices are received, the middle price is the median price; if two prices are received, the average of the two prices is the median price; and if one price is received, it is the median price (and also the final price) subject to validation of outliers. All prices that are within a specified tolerance threshold of the median price are included in the “cluster” of prices that are averaged to compute a “default” price.
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

If all prices received for a Consolidated Obligation Bond are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

Four vendor prices were received for the FHLBank's Consolidated Obligation Bonds and the final prices for those bonds were computed by averaging the prices received. Based on the FHLBank's review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLBank believes its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

The FHLBank has conducted reviews of its pricing vendors to confirm and further augment its understanding of the vendors' pricing processes, methodologies and control procedures for Consolidated Obligation Bonds.

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at June 30, 2014 or December 31, 2013, by level within the fair value hierarchy.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at June 30, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,469	$—	$1,469	$—	$—
Available-for-sale securities:
Certificates of deposit	2,004,981	—	2,004,981	—	—
Derivative assets:
Interest rate swaps	1,556	—	28,290	—	(26,734)
Forward rate agreements	20	—	20	—	—
Mortgage delivery commitments	3,813	—	3,813	—	—
Total derivative assets	5,389	—	32,123	—	(26,734)
Total assets at fair value	$2,011,839	$—	$2,038,573	$—	$(26,734)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds (2)	$2,780,023	$—	$2,780,023	$—	$—
Derivative liabilities:
Interest rate swaps	69,290	—	190,358	—	(121,068)
Forward rate agreement	2,986	—	2,986	—	—
Mortgage delivery commitments	47	—	47	—	—
Total derivative liabilities	72,323	—	193,391	—	(121,068)
Total liabilities at fair value	$2,852,346	$—	$2,973,414	$—	$(121,068)

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

Table 18.3 – Fair Value Option Financial Liabilities (in thousands)

	Three Months Ended June 30,
	2014	2013
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(2,265,459)	$(2,002,068)
New transactions elected for fair value option	(1,515,000)	—
Maturities and terminations	1,000,000	1,900,000
Net (losses) gains on instruments held under fair value option	(80)	355
Change in accrued interest	516	1,604
Balance at end of period	$(2,780,023)	$(100,109)

	Six Months Ended June 30,
	2014	2013
	Consolidated Bonds	Consolidated Bonds
Balance at beginning of period	$(4,018,370)	$(3,402,366)
New transactions elected for fair value option	(2,765,000)	—
Maturities and terminations	4,000,000	3,300,000
Net gains on instruments held under fair value option	1,280	887
Change in accrued interest	2,067	1,370
Balance at end of period	$(2,780,023)	$(100,109)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds	Consolidated Bonds
Interest expense	$(841)	$(701)	$(2,439)	$(2,060)
Net (losses) gains on changes in fair value under fair value option	(80)	355	1,280	887
Total changes in fair value included in current period earnings	$(921)	$(346)	$(1,159)	$(1,173)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net (losses) gains on Consolidated Obligation Bonds held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of June 30, 2014 or December 31, 2013.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	June 30, 2014			December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated Bonds	$2,780,000	$2,780,023	$23	$4,015,000	$4,018,370	$3,370

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	June 30, 2014			December 31, 2013
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$14,981,000	$581,569	$15,562,569	$13,317,887	$154,086	$13,471,973
Commitments for standby bond purchases	38,480	215,265	253,745	10,960	273,025	283,985
Commitments to fund additional Advances	3,000	—	3,000	—	—	—
Commitments to purchase mortgage loans	429,399	—	429,399	36,620	—	36,620
Unsettled Consolidated Bonds, at par (1)	—	—	—	240,000	—	240,000
Unsettled Consolidated Discount Notes, at par (1)	5,000	—	5,000	1,122,298	—	1,122,298

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

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

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at June 30, 2014 or December 31, 2013. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the six months ended June 30, 2014 and 2013.

Table 20.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Six Months Ended June 30,
	2014	2013
Loans to other FHLBanks	$166	$4,779
Borrowings from other FHLBanks	—	8,287

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the six months ended June 30, 2014 or 2013. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	June 30, 2014		December 31, 2013
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$2,531	3.7%	$1,611	2.5%
MPP	136	2.1	57	0.9
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	208	4.8	246	5.1
Derivatives	—	—	—	—

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
June 30, 2014	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	35%	$39,700	$—
U.S. Bank, N.A.	475	11	5,467	42
Fifth Third Bank	248	6	1,775	4
Total	$2,256	52%	$46,942	$46

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2013	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	32%	$41,700	$—
U.S. Bank, N.A.	592	12	4,584	45
Fifth Third Bank	401	8	26	4
Total	$2,526	52%	$46,310	$49

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings to any of these nonmember affiliates at June 30, 2014 or December 31, 2013. The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first six months of 2014 and 2013, the FHLBank was not required to purchase any bonds under these agreements.

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

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face;

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$101,258	$100,902	$103,181	$96,586	$95,320
Advances	69,485	65,545	65,270	65,857	65,093
Mortgage loans held for portfolio	6,702	6,698	6,826	6,835	6,993
Allowance for credit losses on mortgage loans	6	7	7	7	9
Investments (1)	24,735	28,418	22,364	22,642	23,101
Consolidated Obligations, net:
Discount Notes	35,390	33,225	38,210	33,542	38,926
Bonds	59,653	61,413	58,163	56,251	49,521
Total Consolidated Obligations, net	95,043	94,638	96,373	89,793	88,447
Mandatorily redeemable capital stock	112	115	116	121	125
Capital:
Capital stock - putable	4,215	4,199	4,698	4,701	4,690
Retained earnings	647	631	621	604	582
Accumulated other comprehensive loss	(9)	(8)	(9)	(10)	(11)
Total capital	4,853	4,822	5,310	5,295	5,261

STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$77	$77	$82	$91	$79
Reversal for credit losses	(1)	—	—	(1)	(4)
Other income	7	4	7	4	2
Other expenses	17	17	18	16	16
Assessments	7	7	7	8	7
Net income	$61	$57	$64	$72	$62
FINANCIAL RATIOS:
Dividend payout ratio (2)	73.37%	82.74%	73.94%	67.96%	69.98%
Weighted average dividend rate (3)	4.00	4.00	4.00	4.25	4.25
Return on average equity	5.00	4.51	4.78	5.37	4.80
Return on average assets	0.24	0.23	0.25	0.30	0.26
Net interest margin (4)	0.30	0.31	0.33	0.38	0.34
Average equity to average assets	4.79	5.03	5.29	5.53	5.51
Regulatory capital ratio (5)	4.91	4.90	5.27	5.62	5.66
Operating expense to average assets	0.050	0.054	0.055	0.054	0.051

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid in stock and cash divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	June 30,		December 31,	Six Months Ended June 30,		Year Ended December 31,
(In millions)	2014	2013	2013	2014	2013	2013

Total Assets	$101,258	$95,320	$103,181	$101,842	$89,150	$93,691
Mission Asset Activity:
Advances (principal)	69,336	64,876	65,093	65,871	58,572	61,327
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	6,524	6,806	6,643	6,541	7,069	6,881
Mandatory Delivery Contracts (notional)	429	102	37	187	116	254
Total MPP	6,953	6,908	6,680	6,728	7,185	7,135
Letters of Credit (notional)	15,563	13,839	13,472	14,070	11,836	12,560
Total Mission Asset Activity	$91,852	$85,623	$85,245	$86,669	$77,593	$81,022

In the first six months of 2014, the FHLBank fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The vast majority of our members continued to have modest demand for new Advance borrowings due to measured economic growth and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System.

Total assets at June 30, 2014 decreased $1.9 billion (two percent) from year-end 2013. Average asset balances were $12.7 billion (14 percent) higher in the first six months of 2014 than the same period of 2013. The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and total MPP – was $91.9 billion at June 30, 2014, an increase of $6.6 billion (eight percent) from year-end 2013. Mission Asset Activity on this date constituted 83 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts), above the 80 percent internal benchmark we have established.

The growth in Mission Asset Activity from year-end 2013 to June 30, 2014 was led by a $4.2 billion (seven percent) increase in the principal balance of Advances primarily from several larger members. There was also a moderate broad-based increase in the number of members that grew their Advance balances in the first six months of 2014. Average Advance principal balances in the first six months of 2014 increased $7.3 billion (12 percent) from the first six months of 2013, primarily from expansion of lending to one larger member. As of June 30, 2014, members funded on average 3.3 percent of their assets with Advances, and the penetration rate was relatively stable over the last year with 65-70 percent of members holding Mission Asset Activity.

The principal balance of mortgage loans held for portfolio at June 30, 2014 fell $0.1 billion (two percent) from year-end 2013. The decline reflected principal paydowns and lack of purchase activity, especially from larger sellers, due to the stagnation in the refinancing market. During the first six months of 2014, we purchased $0.4 billion of mortgage loans, while principal paydowns totaled $0.5 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be moderate and manageable. The allowance for credit losses in the MPP decreased to $6 million at June 30, 2014.

Based on earnings in the first two quarters of 2014, we contributed $13 million to the Affordable Housing Program pool of funds to be awarded to members in 2015. In addition, we continued our voluntary sponsorship of two other housing programs which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Investments
The balance of investments at June 30, 2014 was $24.7 billion, an increase of $2.4 billion (11 percent) from year-end 2013.
At June 30, 2014, investments included $15.6 billion of mortgage-backed securities and $9.1 billion of other investments, which are mostly short-term instruments we hold for liquidity. Most of the increase in balances came from liquidity investments as we re-invested a large balance of deposits ($8.6 billion) that we had held at the Federal Reserve (and reflected in cash and due from banks) on December 31, 2013.

Investment balances averaged $28.9 billion in the first six months of 2014, an increase of $6.0 billion (26 percent) from the same period in 2013. This growth occurred from both liquidity investments and mortgage-backed securities. All of our mortgage-backed securities held at June 30, 2014 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

We maintained an adequate amount of asset liquidity throughout the year under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in the first six months of 2014, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at June 30, 2014 was 4.79 percent, while the regulatory capital-to-assets ratio was 4.91 percent. Both ratios were above the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

The amounts of GAAP and regulatory capital decreased $457 million and $461 million, respectively, in the first six months of 2014, primarily resulting from redemption and repurchase of $500 million in excess stock from members as part of our capital management strategy.

Total retained earnings were $647 million at June 30, 2014, an increase of $26 million (four percent) from year-end 2013. Retained earnings were comprised of $513 million unrestricted and $134 million restricted. We believe the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide opportunity to stabilize dividends. Our Capital Plan also has safeguards to prevent financial leverage ratios from falling below regulatory minimum levels.

We regularly conduct capital adequacy assessments as part of our risk management practices. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act rules, all FHLBanks are required to annually perform stress tests for capital adequacy. Our first test was completed and published in July 2014 based on our financial condition as of September 30, 2013 and the methodology prescribed by the Finance Agency. Capital adequacy was maintained under all established scenarios to absorb losses under adverse economic conditions.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended June 30,		Six Months Ended June 30,		Year Ended December 31,
(Dollars in millions)	2014	2013	2014	2013	2013

Net income	$61	$62	$118	$125	$261
Affordable Housing Program accrual	7	7	13	14	30
Return on average equity (ROE)	5.00%	4.80%	4.75%	5.13%	5.10%
Return on average assets	0.24	0.26	0.23	0.28	0.28
Weighted average dividend rate	4.00	4.25	4.00	4.25	4.18
Average 3-month LIBOR	0.23	0.28	0.23	0.28	0.27
Average overnight Federal funds effective rate	0.09	0.12	0.08	0.13	0.11
ROE spread to 3-month LIBOR	4.77	4.52	4.52	4.85	4.83
Dividend rate spread to 3-month LIBOR	3.77	3.97	3.77	3.97	3.91
ROE spread to Federal funds effective rate	4.91	4.68	4.67	5.00	4.99
Dividend rate spread to Federal funds effective rate	3.91	4.13	3.92	4.12	4.07

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

The lower net income and ROE in the first six months of 2014 compared to the same period of 2013 resulted primarily from the following factors:

▪	a decline in mortgage asset spreads due to the run-off of higher yielding mortgages in excess of debt called and replaced at lower rates;

▪	a larger reversal in 2013 for credit losses on mortgage loans held for portfolio;

▪	an increase in net amortization related to mortgage assets; and

▪	an increase in other expense.
Several factors increased income, offsetting much of the impact of the unfavorable factors:

▪	Advance growth;

▪	an increase in the amount of short-term liabilities funding long-term assets; and

▪	an increase in the balance of mortgage-backed securities.

ROE improved in the second quarter comparison primarily due to the approximate $500 million stock repurchase in February, the effect of which was not fully realized until the second quarter.

Business Outlook and Risk Management

Our major business strategies, outlook for our business, and risk profiles and management have not changed substantially since our 2013 Form 10-K filing. "Conditions in the Economy and Financial Markets" discusses our business outlook in the context of external influences. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures. We have no material updates to provide for the regulatory or legislative environment since the 2013 Form 10-K filing.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Effect of Economy and Financial Markets on Mission Asset Activity and Debt Issuance

The primary external factors that affect our Mission Asset Activity and earnings are the general state and trends of the economy and financial institutions, especially in our Fifth District; conditions in the financial, credit, mortgage, and housing markets; interest rates; competitive alternatives to our products, such as retail deposits and other sources of wholesale funding; actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply; the willingness and ability of financial institutions to expand lending; and regulatory initiatives, all of which are difficult to predict and affect in terms of their impact on demand for our products and services. Because of these external factors, we cannot reliably project future trends in Advance demand for individual members or the broad membership base. Our business is cyclical and Mission Asset Activity normally grows slowly, stabilizes, or declines in periods of difficult macro-economic conditions, when financial institutions have ample liquidity, or when there is significant growth in the money supply.

In the last several years, measured economic growth has resulted in relatively slow growth in consumer, mortgage and commercial loans across the broad membership both in absolute terms and relative to deposit growth. Other important factors continuing to negatively impact broad-based demand for our credit services are the extremely low levels of interest rates and the Federal Reserve's ongoing actions to provide an extraordinary amount of deposit-based liquidity to attempt to stimulate economic growth. We believe these trends continue to temper many members' demand for Advances. However, as the first two quarters of 2014 progressed, there was a noticeable increase in the number of members that increased their Advance balances. We could see an acceleration of the recent broad-based increase in Advance demand if the economy continues to improve or if notable changes in Federal Reserve policy reduce other sources of liquidity available to our members.

The relative balance between loan and deposit growth provides an indication of potential member Advance demand. From March 31, 2013 to March 31, 2014 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $43.7 billion (3.7 percent) while their aggregate deposit balances rose $94.7 billion (4.8 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan and deposit growth in this period occurred from our largest members, which is consistent with the concentration of financial activity among large financial institutions. Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $10.9 billion (6.0 percent) in the 12-month period while aggregate deposits grew $11.2 billion (4.9 percent).

This faster loan growth than deposit growth in members with assets below $50 billion may help explain the moderate broad-based growth in Advance demand in 2014. We do not know if this recent trend will continue, as much of it involves overnight and short-term Advances.

Financial markets were relatively stable in the first six months of 2014, and the FHLBank System maintained ample access to funding at relatively attractive levels.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

					Six Months Ended June 30,
	Quarter 2 2014		Quarter 1 2014		2014	2013	Year 2013
	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.09	0.09	0.06	0.07	0.08	0.13	0.07	0.11

3-month LIBOR	0.23	0.23	0.23	0.24	0.23	0.28	0.25	0.27
2-year LIBOR	0.58	0.54	0.55	0.49	0.52	0.41	0.49	0.44
5-year LIBOR	1.70	1.73	1.80	1.69	1.71	1.03	1.79	1.32
10-year LIBOR	2.63	2.72	2.84	2.87	2.79	2.08	3.09	2.47

2-year U.S. Treasury	0.46	0.41	0.42	0.36	0.38	0.26	0.38	0.30
5-year U.S. Treasury	1.63	1.65	1.72	1.59	1.62	0.86	1.74	1.17
10-year U.S. Treasury	2.53	2.61	2.72	2.76	2.68	1.95	3.03	2.34

15-year mortgage current coupon (1)	2.24	2.35	2.52	2.51	2.43	1.85	2.68	2.21
30-year mortgage current coupon (1)	3.19	3.29	3.45	3.45	3.37	2.67	3.63	3.07

15-year mortgage note rate (2)	3.47	3.49	3.62	3.59	3.54	3.01	3.74	3.33
30-year mortgage note rate (2)	4.33	4.40	4.56	4.54	4.47	3.79	4.64	4.19

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term interest rates remained at historic lows in the first six months of 2014. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term interest rates generally consistent with their historical relationships to Federal funds. The Federal Reserve has indicated that it currently plans to hold certain short-term interest rates at or near zero until at least mid-2015. This projection could change if indicators of economic growth or inflation, or its forecast thereof, changes.

Expectations for future changes in intermediate- and long-term interest rates are more difficult to form in part because the Federal Reserve has less control over these rates. In the first two quarters of 2014, intermediate-term rates (up to five years) were relatively stable, while longer-term rates declined moderately.

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

▪
The low intermediate- and long-term interest rates have provided us the opportunity to retire many Bonds and replace them with lower cost Obligations, at a pace exceeding mortgage asset paydowns which were relatively muted in the last several years due to the difficulties in the housing and mortgage markets.

▪
Earnings generated from funding assets with interest-free capital have not decreased as much as the reduction in overall interest rates because long-term assets do not reprice immediately to the lower rates.

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

We regularly monitor the dollar and percentage amount of our balance sheet that is Mission Asset Activity, which we define as Advances, Letters of Credit, and total MPP. These are the primary means by which we fulfill our mission with direct connections to members. We measure Mission Asset Activity against Consolidated Obligations because the latter reflect the major source of our franchise value as a GSE. At June 30, 2014, the principal balance of Mission Asset Activity was $91.9 billion, an increase of $6.6 billion (eight percent) from year-end 2013, which constituted 83 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts). The daily average percentage in the first six months of 2014 was 79 percent. These percentage levels were above or close to the 80 percent internal benchmark we have established.

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit. The growth in Advances was comprised primarily of short-term REPO Advances.

(Dollars in millions)	June 30, 2014		March 31, 2014		December 31, 2013
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$48,973	71%	$49,269	75%	$49,199	75%
Other	491	1	389	1	413	1
Total	49,464	72	49,658	76	49,612	76
Fixed-Rate:
REPO	7,817	11	4,465	7	4,143	7
Regular Fixed Rate	6,507	9	5,903	9	5,751	9
Putable (2)	2,091	3	2,138	3	2,146	3
Convertible (2)	5	—	10	—	10	—
Amortizing/Mortgage Matched	2,627	4	2,618	4	2,593	4
Other	825	1	593	1	838	1
Total	19,872	28	15,727	24	15,481	24
Total Advances Principal	$69,336	100%	$65,385	100%	$65,093	100%

Letters of Credit (notional)	$15,563		$13,603		$13,472

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The bulk of the increase in total Advance balances occurred from several larger members. However, as noted in the "Conditions in the Economy and Financial Markets" there was a moderate amount of broad-based growth in Advance usage with a discernible increase in the number of members with higher Advance balances.

Former members hold $1.7 billion in Advances (two percent), of which approximately $1.1 billion are scheduled to mature by the end of 2014. When these are repaid, the former members will not be able to replace them with new Advances.

Members increased their available lines in the Letters of Credit program by $2.1 billion in the first six months of 2014. We generally earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Advance Usage
The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	June 30, 2014	March 31, 2014	December 31, 2013
Average Advances-to-Assets for Members
Assets less than $1.0 billion (653 members)	3.24%	3.13%	3.27%
Assets over $1.0 billion (64 members)	3.42%	3.17%	3.33%
All members	3.26%	3.13%	3.28%

Overall Advance usage ratios were relatively stable in the first six months of 2014. Although Advance usage ratios have risen modestly in the last few years, we believe that the measured economic expansion, significant levels of financial institution liquidity as a result of Federal Reserve actions, and robust member deposit levels continue to limit overall member demand for our funding.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
June 30, 2014			December 31, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances

JPMorgan Chase Bank, N.A.	$39,700	57%	JPMorgan Chase Bank, N.A.	$41,700	64%
U.S. Bank, N.A.	5,467	8	U.S. Bank, N.A.	4,584	7
The Huntington National Bank	2,884	4	The Huntington National Bank	1,809	3
Fifth Third Bank	1,775	3	Western-Southern Life Assurance Co	1,342	2
Western-Southern Life Assurance Co	1,447	2	Protective Life Insurance Company	1,171	2
Total of Top 5	$51,273	74%	Total of Top 5	$50,606	78%

As reflected in the table on Advances-to-member assets, large members currently as well as historically utilize Advances to fund a similar amount of their assets as smaller members. Therefore, our Advance concentration ratios are influenced by, and generally are similar to, concentration ratios of financial activity among our Fifth District financial institutions. We believe that having large financial institutions who actively use our Mission Asset Activity augments the value of membership to all members because it improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs, may enable us over time to obtain more favorable funding costs, and helps us maintain competitively priced Mission Asset Activity.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

For the MPP we emphasize recruiting community-based members to sell us mortgage loans, increasing the number of regular sellers and maintaining balances at a prudent level relative to capital. This strategy is guided by our principle of having a moderate amount of market and low amount of credit risk. The number of regular sellers remains at a high level compared to historical trends. Balances are driven primarily by activity from large sellers and a Finance Agency regulation requiring that if purchases in a calendar year exceed $2.5 billion, we must enact additional housing goals. Given the uncertainty of the goal requirements and possible operational and economic impacts, we continue to limit our calendar year purchases to less than $2.5 billion until further guidance is provided by the Finance Agency.

The table below shows principal paydowns and purchases of loans in the MPP for the first six months of 2014.

(In millions)	MPP Principal
Balance at December 31, 2013	$6,643
Principal purchases	372
Principal paydowns	(491)
Balance at June 30, 2014	$6,524

The decline in principal loan balance in 2014 resulted from a stagnant refinancing market. However, commitments from members to sell loans increased modestly in the second quarter. Purchases resulted from sales by 84 participating financial institutions (PFIs) during the first six months of the year, with the number of monthly sellers averaging 55. Almost all loans acquired in the first two quarters of 2014 were conventional, with less than one percent of purchases being comprised of Federal Housing Administration (FHA) loans.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first six months of 2014 equated to an 11 percent annual constant prepayment rate, down from the 21 percent rate for all of 2013, as the refinancing incentives for many of our mortgage assets declined.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first six months of 2014. The weighted average mortgage note rate fell from 4.53 percent at the end of 2013 to 4.46 percent at June 30, 2014. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned during the first six months of 2014, relative to funding costs, continued to offer favorable returns relative to their market risk exposure.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

(In millions)	Six Months Ended		Year Ended
	June 30, 2014		December 31, 2013
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$9,086	$12,747	$6,303	$10,389
Mortgage-backed securities	15,649	16,049	16,061	14,320
Other investments (1)	—	107	—	161
Total investments	$24,735	$28,903	$22,364	$24,870

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain a sufficient amount of asset liquidity. Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. It is normal for liquidity investments to vary several billion dollars on a daily basis.

The increase in investments at June 30, 2014 compared to year-end 2013 was due mostly to holding a large amount of funds ($8.6 billion) in deposits at the Federal Reserve (reflected in cash and due from banks on the Statements of Condition) at year-end 2013, which we re-invested in liquidity investments thereafter.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at June 30, 2014 represented a 3.15 multiple of regulatory capital, which exceeded the maximum leverage limit of 3.00 due to our repurchase of excess capital stock that occurred in the first quarter of 2014. Per regulation, we suspended the purchase of new mortgage-backed securities until the leverage ratio falls below three multiples of capital. We purchased no mortgage-backed securities in the second quarter.

At June 30, 2014, the mortgage-backed securities composition consisted of $13.5 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.7 billion were floating-rate securities), $1.1 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.1 billion of securities issued by Ginnie Mae. We held no private-label mortgage-backed securities.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first six months of 2014.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2013	$16,087
Principal purchases	567
Principal paydowns	(975)
Balance at June 30, 2014	$15,679

Principal paydowns in the first six months of 2014 equated to an 11 percent annual constant prepayment rate, down from the 17 percent rate in all of 2013.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Six Months Ended		Year Ended
(In millions)	June 30, 2014		December 31, 2013
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$35,392	$35,425	$38,217	$34,581
Discount	(2)	(4)	(7)	(7)
Total Discount Notes	35,390	35,421	38,210	34,574
Bonds:
Unswapped fixed-rate	25,131	25,287	24,222	23,037
Unswapped adjustable-rate	30,910	31,312	28,650	24,319
Swapped fixed-rate	3,500	3,118	5,155	4,628
Total par Bonds	59,541	59,717	58,027	51,984
Other items (1)	112	127	136	125
Total Bonds	59,653	59,844	58,163	52,109
Total Consolidated Obligations (2)	$95,043	$95,265	$96,373	$86,683

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $799,979 and $766,837 at June 30, 2014 and December 31, 2013, respectively.

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

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at June 30, 2014 were $0.8 billion, a decrease of 11 percent from year-end 2013. The average balance of total interest bearing deposits in the first six months of 2014 was $0.9 billion, a decrease of 26 percent from the average balance during the same period of 2013.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first six months of 2014.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

	Six Months Ended		Year Ended
GAAP and Regulatory Capital	June 30, 2014		December 31, 2013
(In millions)	Period End	Average	Period End	Average
GAAP Capital Stock	$4,215	$4,357	$4,698	$4,534
Mandatorily Redeemable Capital Stock	112	118	116	139
Regulatory Capital Stock	4,327	4,475	4,814	4,673
Retained Earnings	647	649	621	598
Regulatory Capital	$4,974	$5,124	$5,435	$5,271

	Six Months Ended		Year Ended
GAAP and Regulatory Capital-to-Assets Ratio	June 30, 2014		December 31, 2013
	Period End	Average	Period End	Average
GAAP	4.79%	4.91%	5.15%	5.47%
Regulatory	4.91	5.03	5.27	5.63

In the first six months of 2014, our capital base decreased due mostly to a $500 million redemption and repurchase of excess capital stock in February as part of our ongoing philosophy to effectively manage capital and financial performance. Both GAAP and regulatory capital-to-assets ratios, post repurchase, remained above the regulatory required minimum of four percent. We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio. Although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same way that GAAP capital stock and retained earnings do.

The amount of excess capital stock, as defined by our capital plan, was $554 million at June 30, 2014, a decrease of $675 million from year-end 2013, which was primarily due to the stock repurchase noted above and, secondarily, growth in Advances.

At June 30, 2014, the total amount of retained earnings were comprised of $513 million unrestricted (an increase of $3 million from year-end 2013) and $134 million restricted (an increase of $23 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Further discussion is in the "Capital Adequacy" section of "Quantitative and Qualitative Disclosures About Risk Management."

Membership and Stockholders

In the first six months of 2014, we lost 10 members, ending the quarter at 717. The 10 lost members included seven that merged with other Fifth District members and three that merged out of the District. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We will continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and six months ended June 30, 2014 and 2013. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014		2013		2014		2013
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$77	6.35%	$79	6.14%	$154	6.21%	$155	6.32%
Reversal for credit losses	(1)	(0.07)	(4)	(0.31)	(1)	(0.04)	(6)	(0.27)
Net interest income after reversal for credit losses	78	6.42	83	6.45	155	6.25	161	6.59
Net gains (losses) on derivatives and hedging activities	4	0.28	(1)	(0.11)	2	0.09	3	0.12
Other non-interest income	3	0.25	3	0.22	8	0.31	6	0.25
Total non-interest income	7	0.53	2	0.11	10	0.40	9	0.37
Total revenue	85	6.95	85	6.56	165	6.65	170	6.96
Total other expense	17	1.38	16	1.21	34	1.36	31	1.25
Assessments	7	0.57	7	0.55	13	0.54	14	0.58
Net income	$61	5.00%	$62	4.80%	$118	4.75%	$125	5.13%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

The most significant individual contributors to the decrease in net income and ROE in the first six months of 2014 compared to the same period of 2013 were:

▪	a decline in mortgage asset spreads due to the run-off of higher yielding mortgages in excess of debt called and replaced at lower rates;

▪	a larger reversal in 2013 for credit losses on mortgage loans held for portfolio;

▪	an increase in net amortization related to mortgage assets; and

▪	an increase in total other expense.
Several factors increased income, offsetting much of the impact of the unfavorable factors:

▪	Advance growth;

▪	an increase in the amount of short-term liabilities funding long-term assets; and

▪	an increase in the balance of mortgage-backed securities.

ROE improved in the second quarter comparison primarily due to the approximate $500 million stock repurchase in February, the effect of which was not fully realized until the second quarter.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2014		2013		2014		2013
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$(3)	(0.01)%	$(1)	—%	$(5)	(0.01)%	$(1)	—%
Prepayment fees on Advances, net (2)	1	—	1	—	2	—	1	—
Other components of net interest rate spread	71	0.28	70	0.30	140	0.28	136	0.31
Total net interest rate spread	69	0.27	70	0.30	137	0.27	136	0.31
Earnings from funding assets with interest-free capital	8	0.03	9	0.04	17	0.04	19	0.04
Total net interest income/net interest margin (3)	$77	0.30%	$79	0.34%	$154	0.31%	$155	0.35%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

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

While net amortization has been large and volatile in several periods over the last four years, it was modest in the first six months of 2014 and 2013. Net amortization was higher in both the three and six months of 2014 due primarily to the lower than normal amortization in the first six months of 2013, which resulted from a decline in actual and projected prepayment speeds due to higher mortgage rates.

At June 30, 2014, the net premium balance of mortgage assets totaled $148 million compared to $156 million at the end of 2013. The decline was the result mostly of paydowns of premium-priced mortgage assets, which were replaced with MPP assets with lower purchase premiums and mortgage-backed securities purchased at near-par or discounted prices.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been significant, they were small in the first six months of both 2014 and 2013 reflecting a low amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the total other components of net interest rate spread increased $4 million in the first six months of 2014 compared to the same period of 2013. The following factors, discussed below in estimated approximate order of impact from largest to smallest, accounted for the changes in net interest rate spread due to other components.

Six-Months Comparison

▪
Advance growth-Favorable: The growth in average Advance balances and new capital stock purchased to support the growth improved net interest income by an estimated $16 million. Leveraging the additional capital with mortgage-backed securities contributed to the increase in net interest income.

▪
Asset-liability management-Unfavorable: Management strategies and actions, along with changes in the market rate environment, related to reducing our market risk exposure lowered earnings on a net basis for the following reasons:

1)	Net interest income deceased $19 million due to a decline in mortgage asset spreads resulting from the run-off of higher yielding mortgages in excess of debt called and replaced at lower rates.

2)
We had a higher amount of short-term debt funding fixed-rate mortgages in the first six months of 2014 compared to the same period of 2013, which increased net interest income by an estimated $13 million.

3)	Actions to manage risks associated with funding LIBOR assets and a slight decrease in spreads between LIBOR assets and Discount Notes lowered net interest income by an estimated $8 million.

▪
Higher balances on mortgage-backed securities-Favorable: The average balance of the mortgage-backed security portfolio increased $3 billion compared to the first six months of 2013. Approximately $1 billion of this growth can be attributed to an increase in authority to purchase new mortgage-backed securities caused by the growth in capital to fund Advance growth. The income impact of the growth in the mortgage-backed security portfolio attributed to Advance growth is included in the factor above. The additional $2 billion of mortgage-backed security growth increased net interest income by an estimated $5 million.

▪	Lower balances on MPP loans-Unfavorable: The average balance of MPP loans declined $0.5 billion, which reduced net interest income by an estimated $3 million.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the six-months comparison and in approximately the same relative magnitude.

Earnings From Capital. The earnings from funding assets with interest-free capital remained relatively constant compared to the first six months of 2013.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$66,732	$78	0.47%	$62,713	$78	0.50%
Mortgage loans held for portfolio (2)	6,676	57	3.45	7,115	68	3.82
Federal funds sold and securities purchased under resale agreements	9,176	2	0.07	8,559	2	0.10
Interest-bearing deposits in banks (3) (4) (5)	2,777	1	0.14	1,505	1	0.15
Mortgage-backed securities	15,936	88	2.22	13,769	75	2.18
Other investments	69	—	0.08	26	—	0.13
Loans to other FHLBanks	—	—		2	—	0.16
Total earning assets	101,366	226	0.89	93,689	224	0.96
Less: allowance for credit losses on mortgage loans	7			14
Other assets	133			153
Total assets	$101,492			$93,828
Liabilities and Capital
Term deposits	$87	—	0.19	$136	—	0.17
Other interest bearing deposits (5)	757	—	0.01	1,003	—	0.01
Short-term borrowings	33,467	6	0.07	36,381	10	0.11
Unswapped fixed-rate Bonds	25,547	132	2.06	23,622	123	2.08
Unswapped adjustable-rate Bonds	33,664	9	0.11	22,698	9	0.16
Swapped Bonds	2,423	1	0.18	3,993	1	0.11
Mandatorily redeemable capital stock	116	1	4.00	131	2	4.35
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	96,061	149	0.62	87,964	145	0.66
Non-interest bearing deposits	1			19
Other liabilities	572			674
Total capital	4,858			5,171
Total liabilities and capital	$101,492			$93,828

Net interest rate spread			0.27%			0.30%
Net interest income and net interest margin (6)		$77	0.30%		$79	0.34%
Average interest-earning assets to interest-bearing liabilities			105.52%			106.51%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets
Advances	$66,040	$155	0.47%	$58,858	$150	0.51%
Mortgage loans held for portfolio (2)	6,719	118	3.53	7,253	141	3.92
Federal funds sold and securities purchased under resale agreements	10,252	3	0.06	8,808	5	0.11
Interest-bearing deposits in banks (3) (4) (5)	2,554	2	0.14	891	1	0.15
Mortgage-backed securities	16,049	177	2.23	13,169	144	2.21
Other investments	48	—	0.08	26	—	0.13
Loans to other FHLBanks	—	—	—	5	—	0.17
Total earning assets	101,662	455	0.90	89,010	441	1.00
Less: allowance for credit losses on mortgage loans	7			16
Other assets	187			156
Total assets	$101,842			$89,150
Liabilities and Capital
Term deposits	$87	—	0.18	$125	—	0.18
Other interest bearing deposits (5)	782	—	0.01	1,045	—	0.01
Short-term borrowings	35,421	15	0.08	34,806	21	0.12
Unswapped fixed-rate Bonds	25,386	264	2.09	22,997	243	2.13
Unswapped adjustable-rate Bonds	31,312	17	0.11	19,353	16	0.16
Swapped Bonds	3,146	3	0.19	5,026	3	0.13
Mandatorily redeemable capital stock	118	2	4.00	157	3	3.91
Other borrowings	—	—	—	8	—	0.12
Total interest-bearing liabilities	96,252	301	0.63	83,517	286	0.69
Non-interest bearing deposits	8			19
Other liabilities	585			681
Total capital	4,997			4,933
Total liabilities and capital	$101,842			$89,150

Net interest rate spread			0.27%			0.31%
Net interest income and net interest margin (6)		$154	0.31%		$155	0.35%
Average interest-earning assets to interest-bearing liabilities			105.62%			106.58%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

The net interest spread and net interest margin decreased due to an increase in Advances balances and, secondarily, to the unfavorable earnings factors net of the favorable factors as discussed in the previous section. Although the Advance growth resulted in an overall benefit to net interest income because of a larger asset base, the growth lowered the spread and margin because Advances tend to have narrower spreads to funding costs compared to mortgage assets.

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

Yields on short-term assets (Federal funds sold and securities sold under resale agreements) and liabilities (short-term borrowings and unswapped adjustable-rate Bonds) decreased slightly compared to the first six months of 2013 due to elevated short-term yields in the first half of 2013 that were the result of the continued effects of the Federal Reserve quantitative easing program. The yield on the swapped Bond portfolio increased compared to the first six months of 2013 due to a tightening in basis between Bonds and LIBOR swaps.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended June 30, 2014 over 2013			Six Months Ended June 30, 2014 over 2013
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$5	$(5)	$—	$17	$(12)	$5
Mortgage loans held for portfolio	(4)	(7)	(11)	(10)	(13)	(23)
Federal funds sold and securities purchased under resale agreements	—	—	—	1	(3)	(2)
Interest-bearing deposits in banks	—	—	—	1	—	1
Mortgage-backed securities	12	1	13	32	1	33
Other investments	—	—	—	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—
Total	13	(11)	2	41	(27)	14
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	(1)	(3)	(4)	—	(6)	(6)
Unswapped fixed-rate Bonds	10	(1)	9	25	(4)	21
Unswapped adjustable-rate Bonds	3	(3)	—	8	(7)	1
Swapped Bonds	—	—	—	(1)	1	—
Mandatorily redeemable capital stock	(1)	—	(1)	(1)	—	(1)
Other borrowings	—	—	—	—	—	—
Total	11	(7)	4	31	(16)	15
Increase (decrease) in net interest income	$2	$(4)	$(2)	$10	$(11)	$(1)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$(1)	$(2)	$(2)
Net interest settlements included in net interest income	(23)	(27)	(46)	(55)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	(1)	(1)	(1)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	5	7	9	16
Decrease to net interest income	$(20)	$(22)	$(40)	$(42)

Most of our derivatives synthetically convert the intermediate- and long-term fixed interest rates on certain Advances and Bonds to adjustable-coupon rates tied to short-term LIBOR (mostly one- and three-month repricing resets). These adjustable-rate coupons normally carry lower interest rates than the fixed rates. The use of derivatives lowered net interest income in each period primarily because the Advances that were swapped to short-term LIBOR had higher fixed interest rates than the Bonds that were swapped to short-term LIBOR. This reduction in earnings was acceptable because it enabled us, as we designed, to significantly lower market risk exposure by creating a much closer match of actual cash flows between assets and liabilities than would occur otherwise. The reduction was similar in the first six months of 2014 compared to the same period of 2013.

Provision for Credit Losses

In the first six months of 2013, we recorded a $6.5 million reversal for estimated incurred credit losses in the MPP driven by sharp increases in home prices combined with improved delinquency trends during that period. In the first six months of 2014, delinquency trends continued to decrease while home prices remained relatively steady, resulting in a $0.9 million reversal for estimated incurred credit losses. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three and six months ended June 30, 2014 and 2013.

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other Non-Interest Income
Net gains (losses) on derivatives and hedging activities	$4	$(1)	$2	$3
Other non-interest income, net	3	3	8	6
Total other non-interest income	$7	$2	$10	$9

Other Expense
Compensation and benefits	$9	$8	$18	$16
Other operating expense	4	4	9	8
Finance Agency	2	1	3	2
Office of Finance	1	1	2	3
Other	1	2	2	2
Total other expense	$17	$16	$34	$31
Average total assets	$101,492	$93,828	$101,842	$89,150
Average regulatory capital	4,983	5,313	5,124	5,101
Total other expense to average total assets (1)	0.07%	0.07%	0.07%	0.07%
Total other expense to average regulatory capital (1)	1.34	1.18	1.33	1.21

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Other non-interest income increased in the first six months of 2014 compared to the same period of 2013 primarily due to an increase in Standby Letters of Credit fees.

Other expenses rose modestly in the 2014 periods, which reflected increases in compensation and benefits and increases in Finance Agency fees.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net gains (losses) on derivatives and hedging activities
Advances:
Gains on fair value hedges	$1	$2	$1	$4
Gains (losses) on derivatives not receiving hedge accounting	—	2	(1)	6
Mortgage loans:
Gains (losses) on derivatives not receiving hedge accounting	2	(5)	—	(8)
Consolidated Obligation Bonds:
Gains on derivatives not receiving hedge accounting	1	—	2	1
Total net gains (losses) on derivatives and hedging activities	4	(1)	2	3
Net gains on financial instruments held at fair value (1)	—	—	2	1
Total net effect of derivatives and hedging activities	$4	$(1)	$4	$4

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The amounts of income volatility in overall derivatives and hedging activities were modest compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions.

Affordable Housing Program Assessments

In the first six months of 2014, assessments totaled $13 million and lowered ROE by 0.54 percentage points. In the first six months of 2013, assessments totaled $14 million and lowered ROE by 0.58 percentage points.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended June 30, 2014
Net interest income after reversal for credit losses	$59	$19	$78
Net income	$44	$17	$61
Average assets	$94,796	$6,696	$101,492
Assumed average capital allocation	$4,537	$321	$4,858
Return on average assets (1)	0.18%	1.01%	0.24%
Return on average equity (1)	3.86%	21.16%	5.00%

Three Months Ended June 30, 2013
Net interest income after reversal for credit losses	$56	$27	$83
Net income	$44	$18	$62
Average assets	$86,698	$7,130	$93,828
Assumed average capital allocation	$4,779	$392	$5,171
Return on average assets (1)	0.20%	1.02%	0.26%
Return on average equity (1)	3.67%	18.62%	4.80%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Six Months Ended June 30, 2014
Net interest income after reversal for credit losses	$116	$39	$155
Net income	$87	$31	$118
Average assets	$95,103	$6,739	$101,842
Assumed average capital allocation	$4,666	$331	$4,997
Return on Average Assets (1)	0.18%	0.93%	0.23%
Return on Average Equity (1)	3.75%	18.93%	4.75%

Six Months Ended June 30, 2013
Net interest income after reversal for credit losses	$104	$57	$161
Net income	$85	$40	$125
Average assets	$81,884	$7,266	$89,150
Assumed average capital allocation	$4,531	$402	$4,933
Return on Average Assets (1)	0.21%	1.11%	0.28%
Return on Average Equity (1)	3.80%	20.03%	5.13%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increases in net interest income in both comparison periods were due primarily to Advance growth, an increase in mortgage-backed securities leverage, and a decrease in net amortization. Net income remained relatively constant as these factors were mostly offset by a decrease in market values on swaps and related hedged items and an increase in operating expenses.

ROE decreased in the first six months of 2014 even though net income increased slightly because the proportional increase in average total capital to support Advance growth exceeded the net income generated. The growth in capital diluted ROE because earnings were spread over a larger capital base. ROE improved in the three-month comparison primarily due to an approximate $500 million stock repurchase in February 2014, the effect of which was not fully realized until the second quarter.

MPP Segment
The MPP continued to earn a substantial level of profitability compared with market interest rates, with a moderate amount of market risk and credit risk. In the first six months of 2014, the MPP averaged seven percent of total average assets while accounting for 26 percent of earnings.

Net interest income decreased in both comparison periods due to higher net amortization, lower reversals of MPP credit losses, the run-off of higher yielding MPP loans in excess of debt called and replaced at lower rates, and lower MPP balances. Net income decreased by smaller amounts since the factors above were partially offset by net gains on derivatives and hedging activities in the three and six months of 2014 compared to losses in the same periods of 2013.

Net amortization of MPP assets was $8 million higher in the first six months of 2014 due to a low amount of amortization in the same period of 2013 as a result of increases in mortgage rates.

ROE decreased in the first six months of 2014 due to the factors above, which were partially offset by a lower amount of capital allocated as a result of the lower MPP balances and Advance growth. As with the Traditional Member Finance segment, ROE increased in the second quarter comparison due to the repurchase of stock in February.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date
Market Value of Equity	$4,764	$4,914	$4,950	$4,856	$4,738	$4,608	$4,484
% Change from Flat Case	(1.9)%	1.2%	1.9%	—	(2.4)%	(5.1)%	(7.7)%
2013 Full Year
Market Value of Equity	$5,288	$5,319	$5,268	$5,127	$4,962	$4,788	$4,620
% Change from Flat Case	3.1%	3.7%	2.8%	—	(3.2)%	(6.6)%	(9.9)%

Month-End Results
June 30, 2014
Market Value of Equity	$4,684	$4,849	$4,938	$4,893	$4,779	$4,641	$4,504
% Change from Flat Case	(4.3)%	(0.9)%	0.9%	—	(2.3)%	(5.1)%	(8.0)%
December 31, 2013
Market Value of Equity	$5,205	$5,271	$5,187	$5,044	$4,925	$4,814	$4,711
% Change from Flat Case	3.2%	4.5%	2.8%	—	(2.4)%	(4.6)%	(6.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date	(4.1)	(1.8)	1.5	2.2	2.8	2.9	2.8
2013 Full Year	0.1	1.2	2.9	3.4	3.5	3.7	3.6

Month-End Results
June 30, 2014	(3.7)	(2.7)	(0.1)	1.8	2.8	3.1	3.1
December 31, 2013	(2.3)	1.0	2.9	2.5	2.4	2.3	2.1

During the first six months of 2014, as in 2013, consistent with our historical practice, we positioned the market risk exposure to changing interest rates to be moderate overall to higher rates. Exposure to lower rates continued to benefit from slower mortgage prepayment speeds (given the level of rates and composition of mortgage assets) over the last several years, than the speeds that would be expected under a more normal housing environment.

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

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits.

	June 30, 2014	December 31, 2013
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	113%	105%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	114	108
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	107	100

In the first six months of 2014, the market capitalization ratios in the scenarios presented continued to be above minimum policy limits. The ratios increased in 2014 due to the combined effect of several smaller factors, which included the repurchase of excess stock, modest decreases in long-term market rates, modestly higher market prices on mortgage assets relative to funding, and enhancements made to the methodology used to price some mortgage assets and Consolidated Bonds. The ratios remain at favorable levels because retained earnings are currently 15 percent of regulatory capital stock and we have maintained market risk exposure at moderate levels.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At June 30, 2014, the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.1 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date	(16.7)%	(0.7)%	5.4%	—	(10.1)%	(21.4)%	(32.6)%
2013 Full Year	6.3%	10.6%	8.9%	—	(14.0)%	(29.0)%	(43.7)%

Month-End Results
June 30, 2014	(26.1)%	(9.2)%	1.2%	—	(8.4)%	(19.2)%	(30.3)%
December 31, 2013	7.7%	16.3%	11.3%	—	(12.6)%	(24.6)%	(36.1)%

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

The measured risk exposure of our mortgage assets portfolio, on average, declined in the first six months of 2014 relative to 2013. The decrease was a result of the market risk strategy we implemented to maintain exposure to higher rates at reduced levels.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate that we must comply with three limits on capital leverage and risk-based capital. We have always complied with each capital requirement. The regulatory capital ratio averaged 5.03 percent in the first six months of 2014 and at June 30, 2014 was 4.91 percent. The latter metric means that, given the amount of regulatory capital, total assets could increase by approximately $23 billion with no new stock purchases before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 14 of the Notes to Unaudited Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Board-approved Retained Earnings and Dividend Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. The current minimum retained earnings requirement is $375 million, based on mitigating quantifiable risks under very stressed business and market scenarios to at least a 99 percent confidence level. Given the regulatory environment, we have been carrying a greater amount of retained earnings ($647 million at June 30, 2014) than required by the Policy. We will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement.

Credit Risk

Overview
We assume a significant amount of inherent credit risk exposure in our business. We believe we continue to have a minimal overall amount of residual credit risk exposure related to our Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of legacy credit risk exposure related to the MPP. We believe policies and practices related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate these risks, and as such we have no loan loss reserves or impairment recorded for these instruments.

Credit Services
Overview. We have policies and practices to manage credit risk exposure from our secured lending activities, which include Advances and Letters of Credit. The objective of our credit risk management is to equalize risk exposure across members and counterparties to a zero level of expected losses, consistent with our conservative risk management principles and desire to have virtually no residual credit risk related to member borrowings.

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At June 30, 2014, our policy of over-collateralization resulted in total collateral pledged of $240.4 billion to serve members' total borrowing capacity of $197.6 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for Collateralized Maintenance Requirements).

	June 30, 2014		December 31, 2013
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single-family loans	$131.8	55%	$125.0	56%
Multi-family loans	36.3	15	33.2	15
Commercial real estate	31.5	13	26.5	12
Home equity loans/lines of credit	20.7	9	20.4	9
Bond securities	19.6	8	17.0	8
Farm real estate	0.5	(a)	0.6	(a)
Total	$240.4	100%	$222.7	100%

(a)	Less than one percent of total pledged collateral.

At June 30, 2014, 64 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit. The collateral composition remained relatively constant compared to the end of 2013.

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

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at June 30, 2014. We periodically evaluate the CMRs applied by completing internal evaluations or engaging third-party specialists. In the second quarter of 2014, we updated our CMRs based on these evaluations. The resulting impact on secured borrowing capacity was low for most members.

Lending Values Applied to Collateral
Blanket Status
Prime 1-4 family loans	67-87%
Multi-family loans	53-77%
Prime home equity loans/lines of credit	57-77%
Commercial real estate loans	61-80%
Farm real estate loans	65-83%
Listing Status/Physical Delivery
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	79-100%
U.S. agency mortgage-backed securities/CMOs	79-98%
Private-label residential mortgage-backed securities	43-87%
Private-label commercial mortgage-backed securities	33-86%
Municipal securities	25-93%
Small Business Administration certificates	88-93%
1-4 family loans	67-94%
Multi-family loans	57-87%
Home equity loans/lines of credit	63-87%
Commercial real estate loans	65-91%
Farm real estate loans	67-91%

The ranges of lendable values exclude subprime and nontraditional mortgage loan collateral. Loans pledged by lower risk members for which we require only high level, summary reporting of eligible balances are generally discounted more heavily than loans on which we have detailed loan structure and underwriting information.

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

Collateralization of Former Members. Underwriting criteria, including the forms of collateral that may be pledged, are generally the same for members and former members. One exception is that former members with outstanding Advances must either deliver sufficient collateral into our custody to cover their Advances (regardless of whether they would qualify for Blanket or Listing status as a member) or have their Advances covered by a subordination or other acceptable form of intercreditor agreement from/by another FHLBank to continue our credit risk exposure to former members. On June 30, 2014, we had $1.7 billion of Advances outstanding to former members. This amount continued to be overcollateralized through a combination of subordination or other intercreditor security agreements with other FHLBanks and marketable securities and loan collateral held in our custody.

Internal Credit Ratings. We perform credit underwriting of our members and nonborrower members and assign them an internal credit rating on a scale of one to seven, with a higher number representing a less favorable assessment of the institution's credit and overall financial condition. The credit ratings are based on internal credit analysis and consideration of available credit ratings from independent credit rating organizations. The credit ratings are used in conjunction with other measures of the credit risk and pledged collateral, as described above, in managing credit risk exposure to member and nonmember borrowers.

The following tables show the distribution of internal credit ratings we assigned to member and nonmember borrowers, which we use to help manage credit risk exposure.

(Dollars in billions)
June 30, 2014			December 31, 2013
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	520	$122.5	1-3	505	$108.4
4	121	70.1	4	125	58.7
5	55	4.4	5	59	4.0
6	17	0.3	6	26	0.9
7	15	0.3	7	22	0.4
Total	728	$197.6	Total	737	$172.4
A “4” rating is our assessment of the lowest level of satisfactory performance. At June 30, 2014, 87 borrowers (12 percent of the total) had credit ratings of "5" through "7," a net decrease of 20 from the end of 2013. These members had $5 billion of borrowing capacity at June 30, 2014. There was a net decrease of four members who had a "4" credit rating and a net increase of 15 member with credit ratings of "1," "2," or "3." We believe these trends indicate a general stabilization and improvement in the overall financial condition of our members during the recovery cycle for the overall economy and housing market.

Member Failures, Closures, and Receiverships. There was one member failure in 2014 through the date of this filing. All Advance exposure to this member was fully collateralized by assets held in our custody at the time of failure. This member had $6 million of Advances outstanding, all of which were repaid. We had no other outstanding exposure to this member.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is modest and on a downward trend, based on the same factors described in the 2013 Form 10-K. Charge-offs totaled $0.9 million in the first six months of 2014 and $13.8 million program-to-date through June 30, 2014 in relation to $5.9 billion of unpaid principal balance on conventional loans at June 30, 2014. In addition to the low program-to-date charge-offs, our financial analysis suggests that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	June 30, 2014	December 31, 2013	Loan-to-Value	June 30, 2014	December 31, 2013
<= 60%	18%	19%	<= 60%	37%	33%
> 60% to 70%	17	17	> 60% to 70%	27	26
> 70% to 80%	54	53	> 70% to 80%	25	25
> 80% to 90%	7	7	> 80% to 90%	8	11
> 90%	4	4	> 90% to 100%	2	3
			> 100%	1	2
Weighted Average	71%	71%	Weighted Average	63%	65%

Overall loan-to-value ratios have shown positive trends over the past few years as the overall housing market has undergone a sustained recovery. At June 30, 2014, we estimated that 11 percent of loans have current loan-to-value ratios above 80 percent, down from 16 percent at the end of 2013. We estimate the aggregate portfolio has a weighted average current loan-to-value ratio of 63 percent, eight percent lower than what was estimated at origination and two percent lower from the end of 2013. We believe the overall trend is consistent with an acceptable credit quality of the portfolio.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) and the Lender Risk Account. The Lender Risk Account is a holdback of a portion of the initial purchase price. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to pre-defined acceptable levels of exposure on the loan pools they sell to us. The Lender Risk Account is funded by the FHLBank from a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses. The amount of loss claims against the Lender Risk Account in the first six months of 2014 was approximately $1 million. The Account had balances of $118 million and $115 million at June 30, 2014 and December 31, 2013, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	June 30, 2014	December 31, 2013
Early stage delinquencies - unpaid principal balance (1)	$45	$59
Serious delinquencies - unpaid principal balance (2)	49	58
Early stage delinquency rate (3)	0.8%	1.0%
Serious delinquency rate (4)	0.8	1.0
National average serious delinquency rate (5)	2.6	2.9

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The June 30, 2014 rate is based on March 31, 2014 data.

The MPP has experienced a moderate amount of delinquencies and foreclosures, with rates continuing to be well below national averages. We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At June 30, 2014, high risk loans had experienced relatively moderate serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $69 million of conventional principal balances with current estimated loan-to-values above 100 percent, $5 million (seven percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods.

(In millions)	June 30, 2014	December 31, 2013
Estimated incurred credit losses, before credit enhancements	$(24)	$(31)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	2	3
Supplemental mortgage insurance	13	17
Lender Risk Account	3	4
Allowance for credit losses, after credit enhancements	$(6)	$(7)

The data presented above are aggregated information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The allowance for credit losses at June 30, 2014 did not change materially compared to the end of 2013. Delinquency trends continued to decrease while housing prices remained relatively stable.

In addition to the allowance for credit losses recorded, we regularly analyze potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates, we do not expect further credit losses to significantly decrease our overall annual profitability or dividends payable to members, or to materially affect our capital adequacy. For example, assuming a 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $16 million, which would decrease annual ROE by approximately only 0.05 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the PMI providers.

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and Mortgage Guaranty Insurance Corporation (MGIC). Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. At June 30, 2014, we had $2.1 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time.

In a scenario in which home prices do not change and both providers fail to pay their insurance coverage on defaulting loans (with an assumption that we would obtain a 50 percent recovery rate), we estimated at June 30, 2014 our exposure to the providers over the life of the MPP loans was $7 million. In an adverse scenario in which home prices decline 20 percent over the next two years and both providers fail to pay claims (with the same recovery assumption), we estimate exposure to be approximately $13 million.

Based on our most-recent analysis including consulting with a third-party rating agency, we believe it is likely each provider will fulfill its contractual insurance obligations. However, because of the uncertainty of this assessment we concluded, as of June 30, 2014, that payments on a portion of our SMI coverage may not be probable and have incorporated an estimate of such in our loan loss reserve. We estimate that $0.4 million of payments are not probable at June 30, 2014. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined in the last year.

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

Our unsecured liquidity investments to a counterparty or group of affiliated counterparties are limited by regulation to maturities of no more than nine months and limited to a dollar amount based on a percentage of eligible regulatory capital (defined as the lessor of our regulatory capital or the eligible amount of a counterparty's Tier 1 capital). The permissible percentage ranges from one percent to 15 percent based on the counterparty's lowest long-term credit rating of its debt from a nationally recognized statistical rating organization (NRSRO). In 2014, pursuant to a Finance Agency Regulation, we have reduced reliance on NRSRO ratings for unsecured investment activity by enhancing internal credit risk analytics on unsecured counterparties.

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

The following table presents the carrying value of liquidity investments outstanding in relation to the counterparties' lowest long-term credit ratings provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services. For resale agreements, the ratings shown are based on ratings of the associated collateral.

(In millions)	June 30, 2014
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$350	$755	$1,105
Certificates of deposit	—	605	1,400	2,005
Total unsecured liquidity investments	—	955	2,155	3,110
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	5,950	—	5,950
U.S. Treasury obligations	—	26	—	26
Total guaranteed/secured liquidity investments	—	5,976	—	5,976
Total liquidity investments	$—	$6,931	$2,155	$9,086

	December 31, 2013
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$760	$980	$1,740
Certificates of deposit	—	1,800	385	2,185
Total unsecured liquidity investments	—	2,560	1,365	3,925
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	2,350	—	2,350
Government-sponsored enterprises (1)	—	28	—	28
Total guaranteed/secured liquidity investments	—	2,378	—	2,378
Total liquidity investments	$—	$4,938	$1,365	$6,303

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

At June 30, 2014 and December 31, 2013, as well as many business days between these two dates, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2014
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$255	$805	$1,060
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	—	900	900
Australia	AAA	700	—	700
Switzerland	AAA	—	350	350
Germany	AAA	—	100	100
Total U.S. branches and agency offices of foreign commercial banks		700	1,350	2,050
Total unsecured investment credit exposure		$955	$2,155	$3,110

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	June 30, 2014
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Total
Domestic	$100	$860	$100	$—	$1,060
U.S. branches and agency offices of foreign commercial banks:
Canada	555	—	345	—	900
Australia	350	—	350	—	700
Switzerland	—	—	350	—	350
Germany	100	—	—	—	100
Total U.S. branches and agency offices of foreign commercial banks	1,005	—	1,045	—	2,050
Total unsecured investment credit exposure	$1,105	$860	$1,145	$—	$3,110

At June 30, 2014, all of the $3.1 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency Regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

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

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued by Ginnie Mae and mortgage-backed securities issued and guaranteed by the NCUA. These investments totaled $2.2 billion at June 30, 2014. The majority of the Ginnie Mae securities are fixed rate. The NCUA securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The FHLBank held no private-label mortgage-backed securities at June 30, 2014.

Derivatives
Credit Risk Exposure. We mitigate most of the credit risk exposure resulting from interest rate swap transactions through collateralization. The table below presents the derivative positions to which the FHLBank had credit risk exposure at June 30, 2014.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Bilateral derivatives
Aa/AA	$170	$—	$—	$—
A	16	—	—	—
Liability positions with credit exposure:
Cleared derivatives (2)	425	—	1	1
Total derivative positions with credit exposure to non-member counterparties	611	—	1	1
Member institutions (3)	333	4	—	4
Total	$944	$4	$1	$5

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents derivative transactions cleared with Clearinghouses, which are not rated.

(3)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout the first six months of 2014, totaling $5 million. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives limit our exposure to acceptable levels.

The following table presents counterparties that provided 10 percent or more of the total notional amount of bilateral interest rate swap derivatives outstanding.

(In millions)
June 30, 2014				December 31, 2013
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
Deutsche Bank AG	A	$1,689	$—	Morgan Stanley Capital Services	Baa/BBB	$3,421	$—
JPMorgan Chase Bank, N.A.	A	1,401	—	Deutsche Bank AG	A	1,458	—
Wells Fargo Bank, N.A.	Aa/AA	1,286	—	Royal Bank of Scotland PLC	A	1,142	—

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of them will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of June 30, 2014, we had $1.4 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A. (JPMorgan), which also had outstanding credit services with us totaling $39.7 billion. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

Lehman Brothers Derivatives. See Note 19 of the Notes to Unaudited Financial Statements for information on derivatives we had with Lehman Brothers at the time of their bankruptcy in September 2008.

Exposure to Member Concentration

We regularly assess concentration risks from business activity. The large increase over the last two years in Advance borrowings from one member, JPMorgan, raised borrower concentration ratios. We believe that the current concentration of Advance activity is consistent with our risk management philosophy.

Our business is designed to support significant changes in asset levels without having to undergo material changes in staffing, operations, risk practices, or general resource needs. A key reason for this scalability is that our Capital Plan provides for additional capital when Mission Assets grow and the opportunity for us to retire capital when Mission Assets decline, thereby acting, along with our efficient operating expenses, to preserve competitive profitability.

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

Advance concentration has a minor effect on market risk exposure because Advances are largely match funded. Finally, the increase in Advance concentration has not affected capital adequacy because Advance growth from the member is supported by new purchases of capital stock as required by the Capital Plan.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is from access to the capital markets through participation in the issuance of cost-effective FHLBank System debt securities (Consolidated Obligations) and through execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first six months of 2014, our participations in the System's debt issuances totaled $113.3 billion for Discount Notes and $31.8 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first six months of 2014 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair our FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both by meeting a contingency liquidity requirement discussed below and because we were able to adequately access the capital markets to issue debt. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario. The amount of overnight liquidity per the Finance Agency guidance and our internal operational liquidity measures was in the range of $5 billion to $12 billion during the first six months of 2014.

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

Contingency Liquidity Requirement (in millions)	June 30, 2014	December 31, 2013
Total Contingency Liquidity Reserves (1)	$26,811	$30,699
Total Requirement (2)	(17,623)	(11,752)
Excess Contingency Liquidity Available	$9,188	$18,947

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

Deposit Reserve Requirement (in millions)	June 30, 2014	December 31, 2013
Total Eligible Deposit Reserves	$68,873	$73,531
Total Member Deposits	(804)	(898)
Excess Deposit Reserves	$68,069	$72,633

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2014. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2013. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$25,754	$17,208	$7,392	$9,187	$59,541
Operating leases (include premises and equipment)	1	2	2	6	11
Mandatorily redeemable capital stock	110	—	2	—	112
Commitments to fund mortgage loans	429	—	—	—	429
Pension and other postretirement benefit obligations	3	6	4	16	29
Total Contractual Obligations	$26,297	$17,216	$7,400	$9,209	$60,122

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at June 30, 2014. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2013, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$3	$—	$—	$—	$3
Standby Letters of Credit	14,981	506	22	54	15,563
Standby bond purchase agreements	39	215	—	—	254
Consolidated Obligations traded, not yet settled	5	—	—	—	5
Total off-balance sheet items	$15,028	$721	$22	$54	$15,825

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first six months of 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2014, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of June 30, 2014, the FHLBank maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of June 30, 2014, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

For a discussion of risk factors, see Part I, Item 1A. "Risk Factors" in the FHLBank's 2013 Form 10-K. There have been no material changes from the risk factors disclosed in the FHLBank's 2013 Form 10-K.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of August 2014.

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