Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Cincinnati
filed 2014-11-07
CIK 1326771

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
☐ Yes   ☒ No

As of October 31, 2014, the registrant had 43,240,461 shares of capital stock outstanding, which included stock classified as mandatorily redeemable. The capital stock of the registrant is not listed on any securities exchange or quoted on any automated quotation system, only may be owned by members and former members and is transferable only at its par value of $100 per share.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CONDITION
(In thousands, except par value)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from banks	$861,125	$8,598,933
Interest-bearing deposits	173	166
Securities purchased under agreements to resell	800,000	2,350,000
Federal funds sold	2,605,000	1,740,000
Investment securities:
Trading securities	1,396	1,578
Available-for-sale securities	2,145,009	2,184,879
Held-to-maturity securities (includes $0 and $0 pledged as collateral at September 30, 2014 and December 31, 2013, respectively, that may be repledged) (a)	15,089,361	16,087,162
Total investment securities	17,235,766	18,273,619
Advances (includes $9,968 and $0 at fair value under fair value option at September 30, 2014 and December 31, 2013, respectively)	71,442,417	65,270,390
Mortgage loans held for portfolio:
Mortgage loans held for portfolio	6,908,630	6,825,523
Less: allowance for credit losses on mortgage loans	5,027	7,233
Mortgage loans held for portfolio, net	6,903,603	6,818,290
Accrued interest receivable	80,783	85,151
Premises, software, and equipment, net	11,945	13,811
Derivative assets	3,451	3,241
Other assets	22,339	27,101
TOTAL ASSETS	$99,966,602	$103,180,702
LIABILITIES
Deposits	$766,539	$913,895
Consolidated Obligations, net:
Discount Notes	36,879,748	38,209,946
Bonds (includes $3,680,329 and $4,018,370 at fair value under fair value option at September 30, 2014 and December 31, 2013, respectively)	56,881,065	58,162,739
Total Consolidated Obligations, net	93,760,813	96,372,685
Mandatorily redeemable capital stock	109,553	115,853
Accrued interest payable	115,393	116,381
Affordable Housing Program payable	94,414	93,789
Derivative liabilities	59,808	97,766
Other liabilities	168,692	160,226
Total liabilities	95,075,212	97,870,595
Commitments and contingencies
CAPITAL
Capital stock Class B putable ($100 par value); issued and outstanding shares: 42,313 shares at September 30, 2014 and 46,980 shares at December 31, 2013	4,231,326	4,697,985
Retained earnings:
Unrestricted	520,704	510,321
Restricted	146,889	110,843
Total retained earnings	667,593	621,164
Accumulated other comprehensive loss	(7,529)	(9,042)
Total capital	4,891,390	5,310,107
TOTAL LIABILITIES AND CAPITAL	$99,966,602	$103,180,702

(a)	Fair values: $15,026,259 and $15,808,397 at September 30, 2014 and December 31, 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
INTEREST INCOME:
Advances	$78,887	$79,132	$232,084	$227,778
Prepayment fees on Advances, net	383	165	2,454	1,391
Interest-bearing deposits	21	28	64	157
Securities purchased under agreements to resell	276	128	897	1,451
Federal funds sold	1,247	1,192	3,606	4,763
Trading securities	6	7	19	24
Available-for-sale securities	817	531	2,565	1,077
Held-to-maturity securities	83,855	83,603	261,208	228,100
Mortgage loans held for portfolio	62,860	65,747	180,569	206,650
Loans to other FHLBanks	—	—	—	4
Total interest income	228,352	230,533	683,466	671,395
INTEREST EXPENSE:
Consolidated Obligations - Discount Notes	6,243	8,440	20,939	28,948
Consolidated Obligations - Bonds	137,798	129,934	421,790	392,399
Deposits	63	81	190	255
Loans from other FHLBanks	—	—	—	5
Mandatorily redeemable capital stock	1,125	1,324	3,476	4,364
Total interest expense	145,229	139,779	446,395	425,971
NET INTEREST INCOME	83,123	90,754	237,071	245,424
Reversal for credit losses	—	(950)	(900)	(7,450)
NET INTEREST INCOME AFTER REVERSAL FOR CREDIT LOSSES	83,123	91,704	237,971	252,874
OTHER NON-INTEREST INCOME:
Net losses on trading securities	(2)	(9)	(6)	(13)
Net (losses) gains on financial instruments held under fair value option	(159)	(819)	1,121	68
Net gains on derivatives and hedging activities	89	1,507	2,338	4,395
Standby Letters of Credit fees	2,801	2,130	7,770	5,829
Other, net	1,052	1,377	2,626	3,080
Total other non-interest income	3,781	4,186	13,849	13,359
OTHER EXPENSE:
Compensation and benefits	9,598	8,608	27,332	24,801
Other operating	4,484	4,439	13,060	12,639
Finance Agency	1,625	1,088	5,190	3,264
Office of Finance	1,149	1,180	3,360	3,391
Other	562	811	2,237	2,714
Total other expense	17,418	16,126	51,179	46,809
INCOME BEFORE ASSESSMENTS	69,486	79,764	200,641	219,424
Affordable Housing Program assessments	7,061	8,109	20,412	22,379
NET INCOME	$62,425	$71,655	$180,229	$197,045

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$62,425	$71,655	$180,229	$197,045
Other comprehensive income adjustments:
Net unrealized gains (losses) on available-for-sale securities	28	(33)	130	(28)
Pension and postretirement benefits	757	576	1,383	1,508
Total other comprehensive income adjustments	785	543	1,513	1,480
Comprehensive income	$63,210	$72,198	$181,742	$198,525

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CAPITAL
(In thousands)
(Unaudited)

	Capital Stock Class B - Putable		Retained Earnings			Accumulated Other Comprehensive	Total
	Shares	Par Value	Unrestricted	Restricted	Total	Loss	Capital
BALANCE, DECEMBER 31, 2012	40,106	$4,010,622	$479,253	$58,628	$537,881	$(11,734)	$4,536,769
Proceeds from sale of capital stock	7,093	709,336					709,336
Net shares reclassified to mandatorily redeemable capital stock	(194)	(19,455)					(19,455)
Comprehensive income			157,636	39,409	197,045	1,480	198,525
Cash dividends on capital stock			(130,452)		(130,452)		(130,452)
BALANCE, SEPTEMBER 30, 2013	47,005	$4,700,503	$506,437	$98,037	$604,474	$(10,254)	$5,294,723

BALANCE, DECEMBER 31, 2013	46,980	$4,697,985	$510,321	$110,843	$621,164	$(9,042)	$5,310,107
Proceeds from sale of capital stock	483	48,326					48,326
Repurchase of capital stock	(4,979)	(497,875)					(497,875)
Net shares reclassified to mandatorily redeemable capital stock	(171)	(17,110)					(17,110)
Comprehensive income			144,183	36,046	180,229	1,513	181,742
Cash dividends on capital stock			(133,800)		(133,800)		(133,800)
BALANCE, SEPTEMBER 30, 2014	42,313	$4,231,326	$520,704	$146,889	$667,593	$(7,529)	$4,891,390

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$180,229	$197,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,001	(116)
Net change in derivative and hedging activities	13,433	26,368
Net change in fair value adjustments on trading securities	6	13
Net change in fair value adjustments on financial instruments held under fair value option	(1,121)	(68)
Other adjustments	(794)	(7,456)
Net change in:
Accrued interest receivable	4,358	451
Other assets	3,635	3,174
Accrued interest payable	(2,864)	2,737
Other liabilities	10,217	15,282
Total adjustments	27,871	40,385
Net cash provided by operating activities	208,100	237,430

INVESTING ACTIVITIES:
Net change in:
Interest-bearing deposits	27,568	102,208
Securities purchased under agreements to resell	1,550,000	750,000
Federal funds sold	(865,000)	970,000
Premises, software, and equipment	(622)	(2,633)
Trading securities:
Proceeds from maturities of long-term	177	243
Available-for-sale securities:
Net decrease (increase) in short-term	40,000	(1,835,000)
Held-to-maturity securities:
Net decrease (increase) in short-term	1,392	(1,239)
Proceeds from maturities of long-term	1,558,418	2,196,711
Purchases of long-term	(561,789)	(4,774,742)
Advances:
Proceeds	811,094,323	537,468,503
Made	(817,323,372)	(549,492,193)
Mortgage loans held for portfolio:
Principal collected	794,538	1,629,429
Purchases	(895,796)	(944,715)
Net cash used in investing activities	(4,580,163)	(13,933,428)

The accompanying notes are an integral part of these financial statements.

(continued from previous page)
FEDERAL HOME LOAN BANK OF CINCINNATI
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended September 30,
	2014	2013
FINANCING ACTIVITIES:
Net decrease in deposits and pass-through reserves	$(163,045)	$(265,480)
Net payments on derivative contracts with financing elements	(22,822)	(29,134)
Net proceeds from issuance of Consolidated Obligations:
Discount Notes	208,014,633	124,097,934
Bonds	35,648,470	26,658,742
Payments for maturing and retiring Consolidated Obligations:
Discount Notes	(209,343,905)	(121,398,636)
Bonds	(36,892,317)	(14,711,090)
Proceeds from issuance of capital stock	48,326	709,336
Payments for repurchase/redemption of mandatorily redeemable capital stock	(23,410)	(109,121)
Payments for repurchase of capital stock	(497,875)	—
Cash dividends paid	(133,800)	(130,452)
Net cash (used in) provided by financing activities	(3,365,745)	14,822,099
Net (decrease) increase in cash and cash equivalents	(7,737,808)	1,126,101
Cash and cash equivalents at beginning of the period	8,598,933	16,423
Cash and cash equivalents at end of the period	$861,125	$1,142,524
Supplemental Disclosures:
Interest paid	$473,738	$438,326
Affordable Housing Program payments, net	$19,787	$16,926

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

Note 1 - Basis of Presentation

The accompanying interim financial statements of the FHLBank have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates. The interim financial statements presented are unaudited, but they include all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations, and cash flows for such periods. These financial statements do not include all disclosures associated with annual financial statements and accordingly should be read in conjunction with the audited financial statements and notes included in the FHLBank's annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (SEC). Results for the three and nine months ended September 30, 2014 are not necessarily indicative of operating results for the full year.

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

Note 2 - Recently Issued Accounting Standards and Interpretations

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. On August 8, 2014, the Financial Accounting Standards Board (FASB) issued amended guidance relating to the classification and measurement of certain government-guaranteed mortgage loans upon foreclosure. The amendments in this guidance require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if certain conditions are met. This guidance becomes effective for the FHLBank for the interim and annual periods beginning after December 15, 2014, and may be adopted using either the modified retrospective transition method or the prospective transition method. The FHLBank is in the process of evaluating this guidance, but its effect on the FHLBank's financial condition, results of operations, or cash flows is not expected to be material.

Repurchase-to Maturity Transactions, Repurchase Financings, and Disclosures. On June 12, 2014, the FASB issued amended guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings. This amendment requires secured borrowing accounting treatment for repurchase-to-maturity transactions and provides guidance on accounting for repurchase financing arrangements. In addition, this guidance requires additional disclosures, particularly on transfers accounted for as sales that are economically similar to repurchase agreements and on the nature of collateral pledged in repurchase agreements accounted for as secured borrowings. This guidance becomes effective for the FHLBank for the first interim or annual period beginning after December 15, 2014. The changes in accounting for transactions outstanding on the effective date are required to be presented on a cumulative-effect approach. The FHLBank is in the process of evaluating this guidance, but its effect on the FHLBank's financial condition, results of operations, or cash flows is not expected to be material.

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

Joint and Several Liability Arrangements. On February 28, 2013, the FASB issued guidance for recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This guidance became effective for the FHLBank beginning on January 1, 2014. The adoption of this guidance had no effect on the FHLBank's financial condition, results of operations, or cash flows.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued an advisory bulletin that establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The adverse classification requirements were implemented as of January 1, 2014; this implementation did not have a material effect on the FHLBank's financial condition, results of operations, or cash flows. The charge-off requirements should be implemented no later than January 1, 2015. The FHLBank is currently assessing the charge-off provisions of this advisory bulletin, but its effect on the FHLBank's financial condition, results of operations, or cash flows is not expected to be material.

Note 3 - Trading Securities

Table 3.1 - Trading Securities by Major Security Types (in thousands)

Fair Value	September 30, 2014	December 31, 2013
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$1,396	$1,578
Total	$1,396	$1,578

(1)	Consists of Government National Mortgage Association (Ginnie Mae) mortgage-backed securities.

Table 3.2 - Net Losses on Trading Securities (in thousands)

	Nine Months Ended September 30,
	2014	2013
Net losses on trading securities held at period end	$(6)	$(13)
Net losses on trading securities	$(6)	$(13)

Note 4 - Available-for-Sale Securities

Table 4.1 - Available-for-Sale Securities by Major Security Types (in thousands)

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$2,145,000	$31	$(22)	$2,145,009
Total	$2,145,000	$31	$(22)	$2,145,009

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Certificates of deposit	$2,185,000	$1	$(122)	$2,184,879
Total	$2,185,000	$1	$(122)	$2,184,879

All securities outstanding with gross unrealized losses at September 30, 2014 have been in a continuous unrealized loss position for less than 12 months.

Table 4.2 - Available-for-Sale Securities by Contractual Maturity (in thousands)

	September 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,145,000	$2,145,009	$2,185,000	$2,184,879

Table 4.3 - Interest Rate Payment Terms of Available-for-Sale Securities (in thousands)

	September 30, 2014	December 31, 2013
Amortized cost of available-for-sale securities:
Fixed-rate	$2,145,000	$2,185,000

Realized Gains and Losses. The FHLBank had no sales of securities out of its available-for-sale portfolio during the nine months ended September 30, 2014 or 2013.

Note 5 - Held-to-Maturity Securities

Table 5.1 - Held-to-Maturity Securities by Major Security Types (in thousands)

	September 30, 2014
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
Government-sponsored enterprises (GSE) (2)	$26,093	$4	$—	$26,097
Total non-mortgage-backed securities	26,093	4	—	26,097
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	2,112,838	4,163	(11,546)	2,105,455
GSE residential mortgage-backed securities (4)	12,950,430	171,662	(227,385)	12,894,707
Total mortgage-backed securities	15,063,268	175,825	(238,931)	15,000,162
Total	$15,089,361	$175,829	$(238,931)	$15,026,259

	December 31, 2013
	Amortized Cost (1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding (Losses)	Fair Value
Non-mortgage-backed securities:
GSE (2)	$27,485	$1	$—	$27,486
Total non-mortgage-backed securities	27,485	1	—	27,486
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (3)	1,909,099	4,545	(26,396)	1,887,248
GSE residential mortgage-backed securities (4)	14,150,578	141,962	(398,877)	13,893,663
Total mortgage-backed securities	16,059,677	146,507	(425,273)	15,780,911
Total	$16,087,162	$146,508	$(425,273)	$15,808,397

(1)	Carrying value equals amortized cost.

(2)	Consists of debt securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

(3)	Consists of Ginnie Mae mortgage-backed securities and/or mortgage-backed securities issued or guaranteed by the National Credit Union Administration (NCUA) and the U.S. government.

(4)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.2 - Net Purchased Discounts Included in the Amortized Cost of Mortgage-backed Securities Classified as Held-to-Maturity (in thousands)

	September 30, 2014	December 31, 2013
Premiums	$24,306	$32,458
Discounts	(54,948)	(58,658)
Net purchased discounts	$(30,642)	$(26,200)

Table 5.3 summarizes the held-to-maturity securities with unrealized losses, which are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 5.3 - Held-to-Maturity Securities in a Continuous Unrealized Loss Position (in thousands)

	September 30, 2014
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$846,301	$(11,546)	$—	$—	$846,301	$(11,546)
GSE residential mortgage-backed securities (2)	585,174	(4,379)	6,124,092	(223,006)	6,709,266	(227,385)
Total	$1,431,475	$(15,925)	$6,124,092	$(223,006)	$7,555,567	$(238,931)

	December 31, 2013
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Mortgage-backed securities:
Other U.S. obligation residential mortgage-backed securities (1)	$663,278	$(26,396)	$—	$—	$663,278	$(26,396)
GSE residential mortgage-backed securities (2)	8,817,132	(397,252)	48,902	(1,625)	8,866,034	(398,877)
Total	$9,480,410	$(423,648)	$48,902	$(1,625)	$9,529,312	$(425,273)

(1)	Consists of Ginnie Mae mortgage-backed securities.

(2)
Consists of mortgage-backed securities issued and effectively guaranteed by Freddie Mac and/or Fannie Mae, which have the support of the U.S. government, although they are not obligations of the U.S. government.

Table 5.4 - Held-to-Maturity Securities by Contractual Maturity (in thousands)

	September 30, 2014		December 31, 2013
Year of Maturity	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Non-mortgage-backed securities:
Due in 1 year or less	$26,093	$26,097	$27,485	$27,486
Due after 1 year through 5 years	—	—	—	—
Due after 5 years through 10 years	—	—	—	—
Due after 10 years	—	—	—	—
Total non-mortgage-backed securities	26,093	26,097	27,485	27,486
Mortgage-backed securities (2)	15,063,268	15,000,162	16,059,677	15,780,911
Total	$15,089,361	$15,026,259	$16,087,162	$15,808,397

(1)	Carrying value equals amortized cost.

(2)
Mortgage-backed securities are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 5.5 - Interest Rate Payment Terms of Held-to-Maturity Securities (in thousands)

	September 30, 2014	December 31, 2013
Amortized cost of non-mortgage-backed securities:
Fixed-rate	$26,093	$27,485
Total amortized cost of non-mortgage-backed securities	26,093	27,485
Amortized cost of mortgage-backed securities:
Fixed-rate	12,358,603	13,048,808
Variable-rate	2,704,665	3,010,869
Total amortized cost of mortgage-backed securities	15,063,268	16,059,677
Total	$15,089,361	$16,087,162

Realized Gains and Losses. From time to time the FHLBank may sell securities out of its held-to-maturity portfolio. These securities, generally, have less than 15 percent of the acquired principal outstanding at the time of the sale. These sales are considered maturities for the purposes of security classification. For the nine months ended September 30, 2014 or 2013, the FHLBank did not sell any held-to-maturity securities.

Note 6 - Other-Than-Temporary Impairment Analysis

The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for other-than-temporary impairment on a quarterly basis.

For its other U.S. obligations and GSE investments (mortgage-backed securities and non-mortgage-backed securities), the FHLBank determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the FHLBank from losses based on current expectations. As a result, the FHLBank determined that, as of September 30, 2014, all of the gross unrealized losses on these investments were temporary as the declines in market value of these securities were not attributable to credit quality. Furthermore, the FHLBank does not intend to sell the investments, and it is not more likely than not that the FHLBank will be required to sell the investments before recovery of their amortized cost bases. As a result, the FHLBank did not consider any of these investments to be other-than-temporarily impaired at September 30, 2014.

The FHLBank also reviewed its available-for-sale securities that have experienced unrealized losses at September 30, 2014 and determined that the unrealized losses were temporary, based on the creditworthiness of the issuers and the related collateral characteristics, and that the FHLBank will recover its entire amortized cost basis. Additionally, because the FHLBank does not intend to sell these securities, nor is it more likely than not that the FHLBank will be required to sell the securities before recovery, it did not consider the investments to be other-than-temporarily impaired at September 30, 2014.

The FHLBank did not consider any of its investments to be other-than-temporarily impaired at December 31, 2013.

Note 7 - Advances

The FHLBank offers a wide range of fixed- and variable-rate Advance products with different maturities, interest rates, payment characteristics and optionality. At September 30, 2014 and December 31, 2013, the FHLBank had Advances outstanding, including Affordable Housing Program (AHP) Advances (see Note 13), at interest rates ranging from 0.00 percent to 9.20 percent. Advances with interest rates of 0.00 percent are AHP Advances. The following table presents Advance redemptions by contractual maturity, including index-amortizing Advances, which are presented according to their predetermined amortization schedules.

Table 7.1 - Advance Redemption Terms (dollars in thousands)

	September 30, 2014		December 31, 2013
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Overdrawn demand deposit accounts	$937	0.16%	$150	0.20%
Due in 1 year or less	20,690,961	0.34	17,729,350	0.42
Due after 1 year through 2 years	10,044,351	0.44	6,614,470	0.63
Due after 2 years through 3 years	11,391,884	0.88	9,485,558	0.64
Due after 3 years through 4 years	12,637,735	0.61	9,444,110	0.81
Due after 4 years through 5 years	10,099,031	0.56	11,831,887	0.61
Thereafter	6,460,109	0.97	9,987,245	0.78
Total par value	71,325,008	0.58	65,092,770	0.62
Commitment fees	(711)		(750)
Discount on AHP Advances	(12,907)		(14,953)
Premiums	3,135		3,413
Discounts	(14,125)		(14,104)
Hedging adjustments	142,049		204,014
Fair value option valuation adjustments and accrued interest	(32)		—
Total	$71,442,417		$65,270,390

The FHLBank offers Advances to members that may be prepaid on specified dates (call dates) without incurring prepayment or termination fees (callable Advances). In exchange for receiving the right to call the Advance on a predetermined call schedule, the member typically pays a higher rate for the Advance relative to an equivalent maturity, non-callable Advance. If the call option is exercised, replacement funding may be available. Other Advances may only be prepaid subject to a prepayment fee paid to the FHLBank that makes the FHLBank financially indifferent to the prepayment of the Advance. At September 30, 2014 and December 31, 2013, the FHLBank had callable Advances (in thousands) of $12,355,010 and $10,072,203.

Table 7.2 - Advances by Year of Contractual Maturity or Next Call Date for Callable Advances (in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2014	December 31, 2013
Overdrawn demand deposit accounts	$937	$150
Due in 1 year or less	26,756,139	25,109,451
Due after 1 year through 2 years	9,893,541	5,300,184
Due after 2 years through 3 years	7,432,509	7,149,237
Due after 3 years through 4 years	12,033,290	7,050,325
Due after 4 years through 5 years	9,110,382	10,877,078
Thereafter	6,098,210	9,606,345
Total par value	$71,325,008	$65,092,770

The FHLBank also offers putable Advances. With a putable Advance, the FHLBank effectively purchases put options from the member that allows the FHLBank to terminate the Advance at predetermined dates. The FHLBank normally would exercise its option when interest rates increase relative to contractual rates. At September 30, 2014 and December 31, 2013, the FHLBank had putable Advances, excluding those where the related put options have expired, totaling (in thousands) $1,935,400 and $2,146,400.

Table 7.3 - Advances by Year of Contractual Maturity or Next Put/Convert Date for Putable/Convertible Advances (in thousands)

Year of Contractual Maturity or Next Put/Convert Date	September 30, 2014	December 31, 2013
Overdrawn demand deposit accounts	$937	$150
Due in 1 year or less	22,438,861	19,681,750
Due after 1 year through 2 years	10,025,351	6,424,970
Due after 2 years through 3 years	10,560,484	9,338,558
Due after 3 years through 4 years	12,019,735	8,582,710
Due after 4 years through 5 years	9,989,531	11,256,887
Thereafter	6,290,109	9,807,745
Total par value	$71,325,008	$65,092,770

Table 7.4 - Advances by Interest Rate Payment Terms (in thousands)

	September 30, 2014	December 31, 2013
Total fixed-rate (1)	$21,548,962	$15,480,817
Total variable-rate (1)	49,776,046	49,611,953
Total par value	$71,325,008	$65,092,770

(1)	Payment terms based on current interest rate terms, which reflect any option exercises or rate conversions that have occurred subsequent to the related Advance issuance.

Table 7.5 - Borrowers Holding Five Percent or more of Total Advances, Including Any Known Affiliates that are Members of the FHLBank (dollars in millions)

September 30, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
JPMorgan Chase Bank, N.A.	$39,550	55%	JPMorgan Chase Bank, N.A.	$41,700	64%
U.S. Bank, N.A.	7,880	11	U.S. Bank, N.A.	4,584	7
Total	$47,430	66%	Total	$46,284	71%

Note 8 - Mortgage Loans Held for Portfolio

Table 8.1 - Mortgage Loans Held for Portfolio (in thousands)

	September 30, 2014	December 31, 2013
Unpaid principal balance:
Fixed rate medium-term single-family mortgage loans (1)	$1,407,495	$1,482,345
Fixed rate long-term single-family mortgage loans	5,310,205	5,160,854
Total unpaid principal balance	6,717,700	6,643,199
Premiums	181,323	177,180
Discounts	(2,814)	(3,631)
Hedging basis adjustments (2)	12,421	8,775
Total mortgage loans held for portfolio	$6,908,630	$6,825,523

(1)	Medium-term is defined as a term of 15 years or less.

(2)
Represents the unamortized balance of the mortgage purchase commitments' market values at the time of settlement. The market value of the commitment is included in the basis of the mortgage loan and amortized accordingly.

Table 8.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type (in thousands)

	September 30, 2014	December 31, 2013
Unpaid principal balance:
Conventional mortgage loans	$6,093,324	$5,897,804
Federal Housing Administration (FHA) mortgage loans	624,376	745,395
Total unpaid principal balance	$6,717,700	$6,643,199

For information related to the FHLBank's credit risk on mortgage loans and allowance for credit losses, see Note 9.

Table 8.3 - Members, Including Any Known Affiliates that are Members of the FHLBank, and Former Members Selling Five Percent or more of Total Unpaid Principal (dollars in millions)

	September 30, 2014			December 31, 2013
	Principal	% of Total		Principal	% of Total
Union Savings Bank	$1,561	23%	Union Savings Bank	$1,433	22%
PNC Bank, N.A.(1)	1,143	17	PNC Bank, N.A. (1)	1,356	20
Guardian Savings Bank FSB	362	5	Total	$2,789	42%
Total	$3,066	45%

(1)	Former member.

Note 9 - Allowance for Credit Losses

The FHLBank has established an allowance methodology for each of the FHLBank's portfolio segments: credit products (Advances, Letters of Credit and other extensions of credit to members); FHA mortgage loans held for portfolio; and conventional mortgage loans held for portfolio.

Credit products

The FHLBank manages its credit exposure to credit products through an integrated approach that includes establishing a credit limit for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with detailed collateral and lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the FHLBank lends to eligible borrowers in accordance with federal statutes, including the Federal Home Loan Bank Act (FHLBank Act), and Finance Agency Regulations, which require the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the value of the collateral. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The FHLBank's capital stock owned by its member borrowers is also pledged as collateral. Collateral arrangements and a member’s borrowing capacity vary based on the financial condition and performance of the institution, the types of collateral pledged and the overall quality of those assets. The FHLBank can also require additional or substitute collateral to protect its security interest. Management of the FHLBank believes that these policies effectively manage the FHLBank's credit risk from credit products.

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

Using a risk-based approach, the FHLBank considers the payment status, collateralization levels, and borrower's financial condition to be indicators of credit quality for its credit products. At September 30, 2014 and December 31, 2013, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank evaluates and makes changes to its collateral guidelines, as necessary, based on current market conditions. At September 30, 2014 and December 31, 2013, the FHLBank did not have any Advances that were past due, in non-accrual status, or impaired. In addition, there were no troubled debt restructurings related to credit products of the FHLBank during the nine months ended September 30, 2014 or 2013.

The FHLBank has not experienced any credit losses on Advances since it was founded in 1932. Based upon the collateral held as security, its credit extension and collateral policies, management's credit analysis and the repayment history on credit products, the FHLBank did not record any credit losses on credit products as of September 30, 2014 or December 31, 2013. Accordingly, the FHLBank did not record any allowance for credit losses on Advances.

At September 30, 2014 and December 31, 2013, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded. See Note 19 for additional information on the FHLBank's off-balance sheet credit exposure.

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

Table 9.1 - Rollforward of Allowance for Credit Losses on Conventional Mortgage Loans (in thousands)

	Three Months Ended September 30,
Allowance for credit losses	2014	2013
Balance, beginning of period	$5,441	$9,176
Charge-offs	(414)	(546)
Reversal for credit losses	—	(950)
Balance, end of period	$5,027	$7,680

	Nine Months Ended September 30,
Allowance for credit losses	2014	2013
Balance, beginning of period	$7,233	$17,907
Charge-offs	(1,306)	(2,777)
Reversal for credit losses	(900)	(7,450)
Balance, end of period	$5,027	$7,680

Table 9.2 - Allowance for Credit Losses and Recorded Investment on Conventional Mortgage Loans by Impairment Methodology (in thousands)

	September 30, 2014	December 31, 2013
Allowance for credit losses, end of period:
Collectively evaluated for impairment	$4,884	$7,159
Individually evaluated for impairment	$143	$74
Recorded investment, end of period:
Collectively evaluated for impairment	$6,289,080	$6,082,636
Individually evaluated for impairment	8,608	7,799
Total recorded investment	$6,297,688	$6,090,435

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

Table 9.3 - Changes in the LRA (in thousands)

Nine Months Ended
September 30, 2014
LRA at beginning of year	$115,236
Additions	13,519
Claims	(1,706)
Scheduled distributions	(2,266)
LRA at end of period	$124,783

Credit Quality Indicators. Key credit quality indicators for mortgage loans include the migration of past due loans, non-accrual loans, and loans in process of foreclosure. The table below summarizes the FHLBank's key credit quality indicators for mortgage loans.

Table 9.4 - Recorded Investment in Delinquent Mortgage Loans (dollars in thousands)

	September 30, 2014
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$46,658	$43,609	$90,267
Past due 60-89 days delinquent	13,264	12,218	25,482
Past due 90 days or more delinquent	45,768	26,005	71,773
Total past due	105,690	81,832	187,522
Total current mortgage loans	6,191,998	553,574	6,745,572
Total mortgage loans	$6,297,688	$635,406	$6,933,094
Other delinquency statistics:
In process of foreclosure, included above (1)	$37,288	$13,446	$50,734
Serious delinquency rate (2)	0.74%	4.17%	1.05%
Past due 90 days or more still accruing interest (3)	$44,644	$26,005	$70,649
Loans on non-accrual status, included above	$3,417	$—	$3,417

	December 31, 2013
	Conventional MPP Loans	FHA Loans	Total
Past due 30-59 days delinquent	$48,619	$53,305	$101,924
Past due 60-89 days delinquent	11,971	18,963	30,934
Past due 90 days or more delinquent	57,934	32,942	90,876
Total past due	118,524	105,210	223,734
Total current mortgage loans	5,971,911	654,399	6,626,310
Total mortgage loans	$6,090,435	$759,609	$6,850,044
Other delinquency statistics:
In process of foreclosure, included above (1)	$46,285	$18,595	$64,880
Serious delinquency rate (2)	0.96%	4.41%	1.34%
Past due 90 days or more still accruing interest (3)	$57,543	$32,942	$90,485
Loans on non-accrual status, included above	$3,077	$—	$3,077

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

The FHLBank did not have any real estate owned at September 30, 2014 or December 31, 2013.

Troubled Debt Restructurings. A troubled debt restructuring is considered to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower's financial difficulties and that concession would not have been considered otherwise. The FHLBank's troubled debt restructurings primarily involve loans where an agreement permits the recapitalization of past due amounts up to the original loan amount and certain loans discharged in Chapter 7 bankruptcy. The FHLBank had 51 and 42 modified loans considered troubled debt restructurings at September 30, 2014 and December 31, 2013, respectively.

A loan considered a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls (i.e., loss severity rate) incurred as of the reporting date.

Table 9.5 - Recorded Investment in Troubled Debt Restructurings (in thousands)

Troubled debt restructurings	September 30, 2014	December 31, 2013
Conventional MPP Loans	$8,608	$7,799

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Defaulted troubled debt restructurings
Conventional MPP Loans	$86	$422	$637	$422

Modified loans that subsequently default may recognize a higher probability of loss when calculating the allowance for credit losses.

Individually Evaluated Impaired Loans. At September 30, 2014 and December 31, 2013, only certain conventional MPP loans individually evaluated for impairment required an allowance for credit losses. Table 9.7 presents the recorded investment, unpaid principal balance, and related allowance associated with these loans.

Table 9.7 - Individually Evaluated Impaired Loan Statistics by Product Class Level (in thousands)

	September 30, 2014			December 31, 2013
Conventional MPP loans	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$5,367	$5,225	$—	$4,959	$4,828	$—
With an allowance	3,241	3,196	143	2,840	2,801	74
Total	$8,608	$8,421	$143	$7,799	$7,629	$74

Table 9.8 - Average Recorded Investment of Individually Evaluated Impaired Loans and Related Interest Income Recognized (in thousands)

	Three Months Ended September 30,
	2014		2013
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$8,575	$111	$6,757	$90

	Nine Months Ended September 30,
	2014		2013
Individually impaired loans	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPP Loans	$8,096	$315	$6,108	$244

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

Table 10.1 - Fair Value of Derivative Instruments (in thousands)

	September 30, 2014
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$3,924,247	$25,779	$154,154
Derivatives not designated as hedging instruments:
Interest rate swaps	4,083,000	697	6,653
Forward rate agreements	209,000	61	1,200
Mortgage delivery commitments	243,447	1,164	28
Total derivatives not designated as hedging instruments	4,535,447	1,922	7,881
Total derivatives before netting and collateral adjustments	$8,459,694	27,701	162,035
Netting adjustments		(26,587)	(26,587)
Cash collateral and related accrued interest		2,337	(75,640)
Total collateral and netting adjustments (1)		(24,250)	(102,227)
Total derivative assets and total derivative liabilities		$3,451	$59,808

	December 31, 2013
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as fair value hedging instruments:
Interest rate swaps	$4,517,340	$36,061	$215,691
Derivatives not designated as hedging instruments:
Interest rate swaps	4,143,000	2,928	7,732
Forward rate agreements	31,000	454	—
Mortgage delivery commitments	36,620	2	412
Total derivatives not designated as hedging instruments	4,210,620	3,384	8,144
Total derivatives before netting and collateral adjustments	$8,727,960	39,445	223,835
Netting adjustments		(36,204)	(36,204)
Cash collateral and related accrued interest		—	(89,865)
Total collateral and netting adjustments (1)		(36,204)	(126,069)
Total derivative assets and total derivative liabilities		$3,241	$97,766

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

Table 10.2 presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statements of Income.

Table 10.2 - Net Gains on Derivatives and Hedging Activities (in thousands)

	Three Months Ended September 30,
	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$555	$2,603
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(335)	682
Forward rate agreements	(1,678)	(1,401)
Net interest settlements	202	(325)
Mortgage delivery commitments	1,345	(52)
Total net losses related to derivatives not designated as hedging instruments	(466)	(1,096)
Net gains on derivatives and hedging activities	$89	$1,507

	Nine Months Ended September 30,
	2014	2013
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$1,708	$7,540
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	673	6,728
Forward rate agreements	(7,759)	(1,401)
Net interest settlements	132	(155)
Mortgage delivery commitments	7,584	(8,317)
Total net gains (losses) related to derivatives not designated as hedging instruments	630	(3,145)
Net gains on derivatives and hedging activities	$2,338	$4,395

Table 10.3 presents by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank's net interest income.

Table 10.3 - Effect of Fair Value Hedge Related Derivative Instruments (in thousands)

	Three Months Ended September 30,
2014	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$30,709	$(29,829)	$880	$(22,705)
Consolidated Bonds	(5,390)	5,065	(325)	4,476
Total	$25,319	$(24,764)	$555	$(18,229)
2013
Hedged Item Type:
Advances	$12,258	$(9,827)	$2,431	$(25,930)
Consolidated Bonds	(3,630)	3,802	172	6,134
Total	$8,628	$(6,025)	$2,603	$(19,796)

	Nine Months Ended September 30,
2014	Gain/(Loss) on Derivative	Gain/(Loss) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Hedged Item Type:
Advances	$61,036	$(59,401)	$1,635	$(69,088)
Consolidated Bonds	(12,777)	12,850	73	13,957
Total	$48,259	$(46,551)	$1,708	$(55,131)
2013
Hedged Item Type:
Advances	$121,037	$(113,984)	$7,053	$(81,353)
Consolidated Bonds	(21,684)	22,171	487	21,891
Total	$99,353	$(91,813)	$7,540	$(59,462)

(1)
The net effect of derivatives, in fair value hedge relationships, on net interest income is included in the interest income or interest expense line item of the respective hedged item type. These amounts include the effect of net interest settlements attributable to designated fair value hedges but do not include (in thousands) $(677) and $(796) of (amortization)/accretion related to fair value hedging activities for the three months ended September 30, 2014 and 2013 and (in thousands) $(2,564) and $(2,208) for the nine months ended September 30, 2014 and 2013.

Offsetting of Derivative Assets and Derivative Liabilities

The FHLBank presents derivative instruments, related cash collateral, including initial and variation margin, received or pledged, and associated accrued interest, on a net basis by clearing agent and/or by counterparty when it has met the netting requirements.

Table 10.4 presents separately the fair value of derivative instruments meeting or not meeting netting requirements, including the related collateral received from or pledged to counterparties. At September 30, 2014 and December 31, 2013, the FHLBank did not receive or pledge any non-cash collateral. Any overcollateralization under an individual clearing agent and/or counterparty level is not included in the determination of the net unsecured amount.

Table 10.4 - Offsetting of Derivative Assets and Derivative Liabilities (in thousands)

	September 30, 2014
	Derivative Assets	Derivative Liabilities
Derivative instruments meeting netting requirements:
Gross recognized amount:
Bilateral derivatives	$25,578	$159,645
Cleared derivatives	898	1,162
Total gross recognized amount	26,476	160,807
Gross amounts of netting adjustments and cash collateral:
Bilateral derivatives	(25,424)	(101,065)
Cleared derivatives	1,174	(1,162)
Total gross amounts of netting adjustments and cash collateral	(24,250)	(102,227)
Net amounts after netting adjustments and cash collateral:
Bilateral derivatives	154	58,580
Cleared derivatives	2,072	—
Total net amounts after netting adjustments and cash collateral	2,226	58,580
Derivative instruments not meeting netting requirements(1):
Bilateral derivatives	1,225	1,228
Total derivative instruments not meeting netting requirements(1)	1,225	1,228
Total derivative assets and total derivative liabilities:
Bilateral derivatives	1,379	59,808
Cleared derivatives	2,072	—
Total derivative assets and total derivative liabilities	$3,451	$59,808

	December 31, 2013
	Derivative Assets	Derivative Liabilities
Bilateral derivative instruments meeting netting requirements:
Gross recognized amount	$38,989	$223,423
Gross amounts of netting adjustments and cash collateral	(36,204)	(126,069)
Net amounts after netting adjustments and cash collateral	2,785	97,354
Derivative instruments not meeting netting requirements(1)	456	412
Total derivative assets and total derivative liabilities	$3,241	$97,766

(1)	Represents mortgage delivery commitments and forward rate agreements that are not subject to an enforceable netting agreement.

Managing Credit Risk on Derivatives

The FHLBank is subject to credit risk due to the risk of non-performance by counterparties to its derivative transactions, and manages credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies, U.S. Commodity Futures Trading Commission regulations, and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives.

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

Certain of the FHLBank's bilateral interest rate swap contracts contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank's credit ratings. The aggregate fair value of all bilateral interest rate swaps with credit-risk-related contingent features that were in a liability position at September 30, 2014 was (in thousands) $134,220, for which the FHLBank had posted collateral with a fair value of (in thousands) $75,640 in the normal course of business.

If one of the FHLBank's credit ratings had been lowered to the next lower rating that would have triggered additional collateral to be delivered, the FHLBank would have been required to deliver up to an additional (in thousands) $12,041 of collateral at fair value to its derivatives counterparties at September 30, 2014.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. At September 30, 2014, the FHLBank was not required to post additional initial margin by its clearing agents, based on credit considerations.

Note 11 - Deposits

Table 11.1- Deposits (in thousands)

	September 30, 2014	December 31, 2013
Interest bearing:
Demand and overnight	$686,813	$796,039
Term	73,200	96,100
Other	6,252	5,872
Total interest bearing	766,265	898,011

Non-interest bearing:
Other	274	15,884
Total non-interest bearing	274	15,884
Total deposits	$766,539	$913,895
The average interest rate paid on interest bearing deposits was 0.03 percent in each of the three- and nine-month periods ended September 30, 2014 and 2013.

The aggregate amount of time deposits with a denomination of $100 thousand or more was (in thousands) $73,150 and $96,000 as of September 30, 2014 and December 31, 2013, respectively.

Note 12 - Consolidated Obligations

Table 12.1 - Consolidated Bonds Outstanding by Contractual Maturity (dollars in thousands)

	September 30, 2014		December 31, 2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$27,723,000	0.27%	$35,691,500	0.34%
Due after 1 year through 2 years	9,001,000	0.82	2,802,000	1.66
Due after 2 years through 3 years	4,046,000	1.55	3,295,000	2.12
Due after 3 years through 4 years	4,570,000	1.76	3,689,000	1.67
Due after 4 years through 5 years	2,530,000	1.97	3,415,000	1.86
Thereafter	8,884,000	2.72	9,102,000	2.66
Index amortizing notes	26,929	5.07	32,746	5.07
Total par value	56,780,929	1.03	58,027,246	1.04
Premiums	107,484		123,820
Discounts	(25,911)		(22,781)
Hedging adjustments	18,234		31,084
Fair value option valuation adjustment and accrued interest	329		3,370
Total	$56,881,065		$58,162,739

Table 12.2 - Consolidated Discount Notes Outstanding (dollars in thousands)

	Book Value	Par Value	Weighted Average Interest Rate (1)
September 30, 2014	$36,879,748	$36,881,461	0.05%
December 31, 2013	$38,209,946	$38,216,860	0.09%

(1)	Represents an implied rate without consideration of concessions.

Table 12.3 - Consolidated Bonds Outstanding by Features (in thousands)

	September 30, 2014	December 31, 2013
Par value of Consolidated Bonds:
Non-callable	$48,053,929	$46,670,246
Callable	8,727,000	11,357,000
Total par value	$56,780,929	$58,027,246

Table 12.4 - Consolidated Bonds Outstanding by Contractual Maturity or Next Call Date (in thousands)

Year of Contractual Maturity or Next Call Date	September 30, 2014	December 31, 2013
Due in 1 year or less	$34,020,000	$41,493,500
Due after 1 year through 2 years	9,606,000	3,827,000
Due after 2 years through 3 years	3,049,000	2,915,000
Due after 3 years through 4 years	2,980,000	2,427,000
Due after 4 years through 5 years	1,930,000	2,095,000
Thereafter	5,169,000	5,237,000
Index amortizing notes	26,929	32,746
Total par value	$56,780,929	$58,027,246

Table 12.5 - Consolidated Bonds by Interest-rate Payment Type (in thousands)

	September 30, 2014	December 31, 2013
Par value of Consolidated Bonds:
Fixed-rate	$30,305,929	$29,362,246
Variable-rate	26,410,000	28,650,000
Step-up	65,000	15,000
Total par value	$56,780,929	$58,027,246

Concessions on Consolidated Obligations. Unamortized concessions included in other assets were (in thousands) $14,820 and $15,947 at September 30, 2014 and December 31, 2013. The amortization of these concessions is included in Consolidated Obligation interest expense and totaled (in thousands) $1,752 and $1,567 during the three months ended September 30, 2014 and 2013, respectively, and (in thousands) $5,556 and $5,194 during the nine months ended September 30, 2014 and 2013, respectively.

Note 13 - Affordable Housing Program (AHP)

Table 13.1 - Analysis of the FHLBank's AHP Liability (in thousands)

Balance at December 31, 2013	$93,789
Assessments (current year additions)	20,412
Subsidy uses, net	(19,787)
Balance at September 30, 2014	$94,414

Note 14 - Capital

Table 14.1 - Capital Requirements (dollars in thousands)

	September 30, 2014		December 31, 2013
	Minimum Requirement	Actual	Minimum Requirement	Actual
Risk-based capital	$555,193	$5,008,472	$547,455	$5,435,002
Capital-to-assets ratio (regulatory)	4.00%	5.01%	4.00%	5.27%
Regulatory capital	$3,998,664	$5,008,472	$4,127,228	$5,435,002
Leverage capital-to-assets ratio (regulatory)	5.00%	7.52%	5.00%	7.90%
Leverage capital	$4,998,330	$7,512,708	$5,159,035	$8,152,503

Restricted Retained Earnings. At September 30, 2014 and December 31, 2013 the FHLBank had (in thousands) $146,889 and $110,843 in restricted retained earnings. These restricted retained earnings are not available to pay dividends but are available to absorb unexpected losses, if any, that the FHLBank may experience.

Table 14.2 - Mandatorily Redeemable Capital Stock Roll Forward (in thousands)

Balance, December 31, 2013	$115,853
Capital stock subject to mandatory redemption reclassified from equity	17,110
Redemption (or other reduction) of mandatorily redeemable capital stock	(23,410)
Balance, September 30, 2014	$109,553

Table 14.3 - Mandatorily Redeemable Capital Stock by Contractual Year of Redemption (in thousands)

Contractual Year of Redemption	September 30, 2014	December 31, 2013
Year 1	$104,819	$114,531
Year 2	—	130
Year 3	—	—
Year 4	60	—
Year 5	2,288	71
Past contractual redemption date due to remaining activity(1)	2,386	1,121
Total	$109,553	$115,853

(1)
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Note 15 - Accumulated Other Comprehensive (Loss) Income

The following tables summarize the changes in accumulated other comprehensive (loss) income for the three and nine months ended September 30, 2014 and 2013.

Table 15.1 - Accumulated Other Comprehensive (Loss) Income (in thousands)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, JUNE 30, 2013	$5	$(10,802)	$(10,797)
Other comprehensive income before reclassification:
Net unrealized losses	(33)	—	(33)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	576	576
Net current period other comprehensive income	(33)	576	543
BALANCE, SEPTEMBER 30, 2013	$(28)	$(10,226)	$(10,254)

BALANCE, JUNE 30, 2014	$(19)	$(8,295)	$(8,314)
Other comprehensive income before reclassification:
Net unrealized gains	28	—	28
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	757	757
Net current period other comprehensive income	28	757	785
BALANCE, SEPTEMBER 30, 2014	$9	$(7,538)	$(7,529)

	Net unrealized gains (losses) on available-for-sale securities	Pension and postretirement benefits	Total accumulated other comprehensive (loss) income
BALANCE, DECEMBER 31, 2012	$—	$(11,734)	$(11,734)
Other comprehensive income before reclassification:
Net unrealized losses	(28)	—	(28)
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,508	1,508
Net current period other comprehensive income	(28)	1,508	1,480
BALANCE, SEPTEMBER 30, 2013	$(28)	$(10,226)	$(10,254)

BALANCE, DECEMBER 31, 2013	$(121)	$(8,921)	$(9,042)
Other comprehensive income before reclassification:
Net unrealized gains	130	—	130
Reclassifications from other comprehensive income to net income:
Amortization - pension and postretirement benefits	—	1,383	1,383
Net current period other comprehensive income	130	1,383	1,513
BALANCE, SEPTEMBER 30, 2014	$9	$(7,538)	$(7,529)

Note 16 - Pension and Postretirement Benefit Plans

Qualified Defined Benefit Multi-employer Plan. The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. Under the Pentegra Defined Benefit Plan, contributions made by one participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The Pentegra Defined Benefit Plan covers substantially all officers and employees of the FHLBank who meet certain eligibility requirements. Contributions to the Pentegra Defined Benefit Plan charged to compensation and benefit expense were $1,504,000 and $1,500,000 in the three months ended September 30, 2014 and 2013, respectively and $4,562,000 and $3,958,000 in the nine months ended September 30, 2014 and 2013, respectively.

Qualified Defined Contribution Plan. The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. The FHLBank contributes a percentage of the participants' compensation by making a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank contributed $198,000 and $191,000 in the three months ended September 30, 2014 and 2013, respectively, and $755,000, and $715,000 in the nine months ended September 30, 2014 and 2013, respectively.

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

Table 16.1 - Net Periodic Benefit Cost (in thousands)

	Three Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$178	$145	$9	$15
Interest cost	380	240	28	50
Amortization of net loss	757	561	—	15
Net periodic benefit cost	$1,315	$946	$37	$80

	Nine Months Ended September 30,
	Defined Benefit Retirement Plan		Postretirement Benefits Plan
	2014	2013	2014	2013
Net Periodic Benefit Cost
Service cost	$393	$370	$25	$43
Interest cost	926	740	85	149
Amortization of net loss	1,383	1,461	—	47
Net periodic benefit cost	$2,702	$2,571	$110	$239

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

Table 17.1 - Financial Performance by Operating Segment (in thousands)

	Three Months Ended September 30,
	Traditional Member Finance	MPP	Total
2014
Net interest income	$57,837	$25,286	$83,123
Reversal for credit losses	—	—	—
Net interest income after reversal for credit losses	57,837	25,286	83,123
Other income (loss)	4,114	(333)	3,781
Other expenses	14,915	2,503	17,418
Income before assessments	47,036	22,450	69,486
Affordable Housing Program assessments	4,816	2,245	7,061
Net income	$42,220	$20,205	$62,425
Average assets	$92,409,851	$6,814,389	$99,224,240
Total assets	$93,037,422	$6,929,180	$99,966,602
2013
Net interest income	$65,128	$25,626	$90,754
Reversal for credit losses	—	(950)	(950)
Net interest income after reversal for credit losses	65,128	26,576	91,704
Other income (loss)	5,638	(1,452)	4,186
Other expenses	13,752	2,374	16,126
Income before assessments	57,014	22,750	79,764
Affordable Housing Program assessments	5,834	2,275	8,109
Net income	$51,180	$20,475	$71,655
Average assets	$88,916,887	$6,944,511	$95,861,398
Total assets	$89,732,364	$6,853,195	$96,585,559

	Nine Months Ended September 30,
	Traditional Member Finance	MPP	Total
2014
Net interest income	$173,902	$63,169	$237,071
Reversal for credit losses	—	(900)	(900)
Net interest income after reversal for credit losses	173,902	64,069	237,971
Other income (loss)	14,022	(173)	13,849
Other expenses	44,252	6,927	51,179
Income before assessments	143,672	56,969	200,641
Affordable Housing Program assessments	14,715	5,697	20,412
Net income	$128,957	$51,272	$180,229
Average assets	$94,195,690	$6,764,233	$100,959,923
Total assets	$93,037,422	$6,929,180	$99,966,602
2013
Net interest income	$169,499	$75,925	$245,424
Reversal for credit losses	—	(7,450)	(7,450)
Net interest income after reversal for credit losses	169,499	83,375	252,874
Other income (loss)	23,074	(9,715)	13,359
Other expenses	40,251	6,558	46,809
Income before assessments	152,322	67,102	219,424
Affordable Housing Program assessments	15,669	6,710	22,379
Net income	$136,653	$60,392	$197,045
Average assets	$84,254,256	$7,157,521	$91,411,777
Total assets	$89,732,364	$6,853,195	$96,585,559

Note 18 - Fair Value Disclosures

The fair value amounts recorded on the Statements of Condition and presented in the related note disclosures have been determined by the FHLBank using available market information and the FHLBank's best judgment of appropriate valuation methods. The fair values reflect the FHLBank's judgment of how a market participant would estimate the fair values.

Fair Value Hierarchy. The FHLBank records trading securities, available-for-sale securities, derivative assets, derivative liabilities, certain Advances and certain Consolidated Obligation Bonds at fair value on a recurring basis. GAAP establishes a fair value hierarchy and requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is. An entity must disclose the level within the fair value hierarchy in which the measurements are classified.

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

The FHLBank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value as of the beginning of the quarter in which the changes occur. The FHLBank did not have any transfers of assets or liabilities recorded at fair value on a recurring basis during the nine months ended September 30, 2014 or 2013.

Table 18.1 presents the carrying value, fair value, and fair value hierarchy of financial assets and liabilities of the FHLBank. These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Table 18.1 - Fair Value Summary (in thousands)

	September 30, 2014
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$861,125	$861,125	$861,125	$—	$—	$—
Interest-bearing deposits	173	173	—	173	—	—
Securities purchased under resale agreements	800,000	800,000	—	800,000	—	—
Federal funds sold	2,605,000	2,605,000	—	2,605,000	—	—
Trading securities	1,396	1,396	—	1,396	—	—
Available-for-sale securities	2,145,009	2,145,009	—	2,145,009	—	—
Held-to-maturity securities	15,089,361	15,026,259	—	15,026,259	—	—
Advances (2)	71,442,417	71,350,586	—	71,350,586	—	—
Mortgage loans held for portfolio, net	6,903,603	7,058,675	—	7,015,643	43,032	—
Accrued interest receivable	80,783	80,783	—	80,783	—	—
Derivative assets	3,451	3,451	—	27,701	—	(24,250)
Liabilities:
Deposits	766,539	766,432	—	766,432	—	—
Consolidated Obligations:
Discount Notes	36,879,748	36,874,893	—	36,874,893	—	—
Bonds (3)	56,881,065	56,983,652	—	56,983,652	—	—
Mandatorily redeemable capital stock	109,553	109,553	109,553	—	—	—
Accrued interest payable	115,393	115,393	—	115,393	—	—
Derivative liabilities	59,808	59,808	—	162,035	—	(102,227)
Other:
Commitments to extend credit for Advances	—	(1)	—	(1)	—	—
Standby bond purchase agreements	—	1,367	—	1,367	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

(2)	Includes (in thousands) $9,968 of Advances recorded under the fair value option at September 30, 2014.

(3)	Includes (in thousands) $3,680,329 of Consolidated Obligation Bonds recorded under the fair value option at September 30, 2014.

	December 31, 2013
		Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)
Assets:
Cash and due from banks	$8,598,933	$8,598,933	$8,598,933	$—	$—	$—
Interest-bearing deposits	166	166	—	166	—	—
Securities purchased under resale agreements	2,350,000	2,350,000	—	2,350,000	—	—
Federal funds sold	1,740,000	1,740,000	—	1,740,000	—	—
Trading securities	1,578	1,578	—	1,578	—	—
Available-for-sale securities	2,184,879	2,184,879	—	2,184,879	—	—
Held-to-maturity securities	16,087,162	15,808,397	—	15,808,397	—	—
Advances	65,270,390	65,065,523	—	65,065,523	—	—
Mortgage loans held for portfolio, net	6,818,290	6,827,406	—	6,774,514	52,892	—
Accrued interest receivable	85,151	85,151	—	85,151	—	—
Derivative assets	3,241	3,241	—	39,445	—	(36,204)
Liabilities:
Deposits	913,895	913,799	—	913,799	—	—
Consolidated Obligations:
Discount Notes	38,209,946	38,200,971	—	38,200,971	—	—
Bonds (2)	58,162,739	58,075,025	—	58,075,025	—	—
Mandatorily redeemable capital stock	115,853	115,853	115,853	—	—	—
Accrued interest payable	116,381	116,381	—	116,381	—	—
Derivative liabilities	97,766	97,766	—	223,835	—	(126,069)
Other:
Standby bond purchase agreements	—	3,715	—	3,715	—	—

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

(2)	Includes (in thousands) $4,018,370 of Consolidated Obligation Bonds recorded under the fair value option at December 31, 2013.

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

Fair Value Measurements.

Table 18.2 presents the fair value of financial assets and liabilities, which are recorded on a recurring basis at September 30, 2014 or December 31, 2013, by level within the fair value hierarchy.

Table 18.2 - Fair Value Measurements (in thousands)

	Fair Value Measurements at September 30, 2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,396	$—	$1,396	$—	$—
Available-for-sale securities:
Certificates of deposit	2,145,009	—	2,145,009	—	—
Advances	9,968	—	9,968	—	—
Derivative assets:
Interest rate swaps	2,226	—	26,476	—	(24,250)
Forward rate agreements	61	—	61	—	—
Mortgage delivery commitments	1,164	—	1,164	—	—
Total derivative assets	3,451	—	27,701	—	(24,250)
Total assets at fair value	$2,159,824	$—	$2,184,074	$—	$(24,250)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$3,680,329	$—	$3,680,329	$—	$—
Derivative liabilities:
Interest rate swaps	58,580	—	160,807	—	(102,227)
Forward rate agreement	1,200	—	1,200	—	—
Mortgage delivery commitments	28	—	28	—	—
Total derivative liabilities	59,808	—	162,035	—	(102,227)
Total liabilities at fair value	$3,740,137	$—	$3,842,364	$—	$(102,227)

(1)
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed by the FHLBank with the same counterparty.

	Fair Value Measurements at December 31, 2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral (1)
Recurring fair value measurements - Assets
Trading securities:
Other U.S. obligation residential mortgage-backed securities	$1,578	$—	$1,578	$—	$—
Available-for-sale securities:
Certificates of deposit	2,184,879	—	2,184,879	—	—
Derivative assets:
Interest rate swaps	2,785	—	38,989	—	(36,204)
Forward rate agreements	454	—	454	—	—
Mortgage delivery commitments	2	—	2	—	—
Total derivative assets	3,241	—	39,445	—	(36,204)
Total assets at fair value	$2,189,698	$—	$2,225,902	$—	$(36,204)

Recurring fair value measurements - Liabilities
Consolidated Obligation Bonds	$4,018,370	$—	$4,018,370	$—	$—
Derivative liabilities:
Interest rate swaps	97,354	—	223,423	—	(126,069)
Mortgage delivery commitments	412	—	412	—	—
Total derivative liabilities	97,766	—	223,835	—	(126,069)
Total liabilities at fair value	$4,116,136	$—	$4,242,205	$—	$(126,069)

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

The FHLBank has elected the fair value option for certain Advances and Consolidated Obligation Bond transactions. The FHLBank elected the fair value option for these transactions so as to mitigate the income statement volatility that can arise when only the corresponding derivatives are marked at fair value in transactions that do not, or may not, meet hedge effectiveness requirements or otherwise qualify for hedge accounting (i.e., economic hedging transactions).

Table 18.3 – Fair Value Option Financial Assets and Liabilities (in thousands)

	Three Months Ended September 30,
	2014		2013
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Balance at beginning of period	$—	$(2,780,023)	$—	$(100,109)
New transactions elected for fair value option	10,000	(2,150,000)	—	(3,000,000)
Maturities and terminations	—	1,250,000	—	—
Net losses on financial instruments held under fair value option	(44)	(115)	—	(819)
Change in accrued interest	12	(191)	—	(765)
Balance at end of period	$9,968	$(3,680,329)	$—	$(3,101,693)

	Nine Months Ended September 30,
	2014		2013
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Balance at beginning of period	$—	$(4,018,370)	$—	$(3,402,366)
New transactions elected for fair value option	10,000	(4,915,000)	—	(3,000,000)
Maturities and terminations	—	5,250,000	—	3,300,000
Net (losses) gains on financial instruments held under fair value option	(44)	1,165	—	68
Change in accrued interest	12	1,876	—	605
Balance at end of period	$9,968	$(3,680,329)	$—	$(3,101,693)

Table 18.4 – Changes in Fair Values for Items Measured at Fair Value Pursuant to the Election of the Fair Value Option (in thousands)

	Three Months Ended September 30,
	2014		2013
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Interest income (expense)	$19	$(1,616)	$—	$(764)
Net losses on changes in fair value under fair value option	(44)	(115)	—	(819)
Total changes in fair value included in current period earnings	$(25)	$(1,731)	$—	$(1,583)

	Nine Months Ended September 30,
	2014		2013
	Advances	Consolidated Bonds	Advances	Consolidated Bonds
Interest income (expense)	$19	$(4,055)	$—	$(2,824)
Net (losses) gains on changes in fair value under fair value option	(44)	1,165	—	68
Total changes in fair value included in current period earnings	$(25)	$(2,890)	$—	$(2,756)

For instruments recorded under the fair value option, the related contractual interest income and contractual interest expense are recorded as part of net interest income on the Statements of Income. The remaining changes in fair value for instruments in which the fair value option has been elected are recorded as “Net (losses) gains on financial instruments held under fair value option” in the Statements of Income. The FHLBank has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary as of September 30, 2014 or December 31, 2013.

The following table reflects the difference between the aggregate unpaid principal balance outstanding and the aggregate fair value for Advances and Consolidated Bonds for which the fair value option has been elected.

Table 18.5 – Aggregate Unpaid Balance and Aggregate Fair Value (in thousands)

	September 30, 2014			December 31, 2013
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Aggregate Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Advances (1)	$10,000	$9,968	$(32)	$—	$—	$—
Consolidated Bonds	3,680,000	3,680,329	329	4,015,000	4,018,370	3,370

(1)	At September 30, 2014 and December 31, 2013, none of the Advances were 90 days or more past due or had been placed on non-accrual status.

Note 19 - Commitments and Contingencies

Table 19.1 - Off-Balance Sheet Commitments (in thousands)

	September 30, 2014			December 31, 2013
Notional Amount	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby Letters of Credit outstanding	$15,491,528	$588,285	$16,079,813	$13,317,887	$154,086	$13,471,973
Commitments for standby bond purchases	49,530	151,875	201,405	10,960	273,025	283,985
Commitments to fund additional Advances	3,000	—	3,000	—	—	—
Commitments to purchase mortgage loans	243,447	—	243,447	36,620	—	36,620
Unsettled Consolidated Bonds, at par (1)(2)	235,000	—	235,000	240,000	—	240,000
Unsettled Consolidated Discount Notes, at par (1)	2,000,000	—	2,000,000	1,122,298	—	1,122,298

(1)	Expiration is based on settlement period rather than underlying contractual maturity of Consolidated Obligations.

(2)	Of the total unsettled Consolidated Bonds, $115,000 and $0 (in thousands) were hedged with associated interest rate swaps at September 30, 2014 and December 31, 2013, respectively.

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

Note 20 - Transactions with Other FHLBanks

The FHLBank notes all transactions with other FHLBanks on the face of its financial statements. Occasionally, the FHLBank loans short-term funds to and borrows short-term funds from other FHLBanks. These loans and borrowings are transacted at then current market rates when traded. There were no such loans or borrowings outstanding at September 30, 2014 or December 31, 2013. The following table details the average daily balance of lending and borrowing between the FHLBank and other FHLBanks for the nine months ended September 30, 2014 and 2013.

Table 20.1 - Lending and Borrowing Between the FHLBank and Other FHLBanks (in thousands)

	Average Daily Balances for the Nine Months Ended September 30,
	2014	2013
Loans to other FHLBanks	$586	$4,267
Borrowings from other FHLBanks	—	5,495

The FHLBank may, from time to time, assume the outstanding primary liability for Consolidated Obligations of another FHLBank (at then current market rates on the day when the transfer is traded) rather than issuing new debt for which the FHLBank is the primary obligor. The FHLBank then becomes the primary obligor on the transferred debt. There were no Consolidated Obligations transferred to the FHLBank during the nine months ended September 30, 2014 or 2013. The FHLBank had no Consolidated Obligations transferred to other FHLBanks during these periods.

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

Table 21.1 - Transactions with Directors' Financial Institutions (dollars in millions)

	September 30, 2014		December 31, 2013
	Balance	% of Total (1)	Balance	% of Total (1)
Advances	$3,117	4.4%	$1,611	2.5%
MPP	146	2.2	57	0.9
Mortgage-backed securities	—	—	—	—
Regulatory capital stock	220	5.1	246	5.1
Derivatives	—	—	—	—

(1)	Percentage of total principal (Advances), unpaid principal balance (MPP), principal balance (mortgage-backed securities), regulatory capital stock, and notional balances (derivatives).

Concentrations. The following table shows regulatory capital stock balances, outstanding Advance principal balances, and unpaid principal balances of mortgage loans held for portfolio at the dates indicated to stockholders holding five percent or more of regulatory capital stock and include any known affiliates that are members of the FHLBank.

Table 21.2 - Stockholders Holding Five Percent or more of Regulatory Capital Stock (dollars in millions)

	Regulatory Capital Stock		Advance	MPP Unpaid
September 30, 2014	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	35%	$39,550	$—
U.S. Bank, N.A.	475	11	7,880	40
Fifth Third Bank	248	6	1,424	3
Total	$2,256	52%	$48,854	$43

	Regulatory Capital Stock		Advance	MPP Unpaid
December 31, 2013	Balance	% of Total	Principal	Principal Balance
JPMorgan Chase Bank, N.A.	$1,533	32%	$41,700	$—
U.S. Bank, N.A.	592	12	4,584	45
Fifth Third Bank	401	8	26	4
Total	$2,526	52%	$46,310	$49

Nonmember Affiliates. The FHLBank has relationships with three nonmember affiliates, the Kentucky Housing Corporation, the Ohio Housing Finance Agency and the Tennessee Housing Development Agency. The FHLBank had no investments in or borrowings to any of these nonmember affiliates at September 30, 2014 or December 31, 2013. The FHLBank has executed standby bond purchase agreements with one state housing authority whereby the FHLBank, for a fee, agrees as a liquidity provider if required, to purchase and hold the authority's bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. During the first nine months of 2014 and 2013, the FHLBank was not required to purchase any bonds under these agreements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

This document contains forward-looking statements that describe the objectives, expectations, estimates, and assessments of the Federal Home Loan Bank of Cincinnati (the FHLBank). These statements use words such as “anticipates,” “expects,” “believes,” “could,” “estimates,” “may,” and “should.” By their nature, forward-looking statements relate to matters involving risks or uncertainties, some of which we may not be able to know, control, or completely manage. Actual future results could differ materially from those expressed or implied in forward-looking statements or could affect the extent to which we are able to realize an objective, expectation, estimate, or assessment. Some of the risks and uncertainties that could affect our forward-looking statements include the following:

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

▪
political events, including legislative, regulatory, federal government, judicial or other developments that could affect us, our members, our counterparties, other Federal Home Loan Banks (other FHLBanks) and other government-sponsored enterprises (GSEs), and/or investors in the Federal Home Loan Bank System's (FHLBank System) debt securities, which are called Consolidated Obligations or Obligations;

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

▪	changes in ratings assigned to FHLBank System Obligations or the FHLBank that could raise our funding cost;

▪	changes in investor demand for Obligations;

▪
the volatility of market prices, interest rates, credit quality, and other indices that could affect the value of investments and collateral we hold as security for member obligations and/or for counterparty obligations;

▪	the ability to attract and retain skilled management and other key employees;

▪	the ability to develop and support technology and information systems that effectively manage the risks we face (including cybersecurity risks);

▪	the risk of loss arising from failures or interruptions in our ongoing business operations, internal controls, information systems or other operating technologies;

▪	the ability to successfully manage new products and services; and

▪	the risk of loss arising from litigation filed against us or one or more other FHLBanks.

We do not undertake any obligation to update any forward-looking statements made in this document.

EXECUTIVE OVERVIEW

The following table presents selected Statement of Condition data, Statement of Income data and financial ratios for the periods indicated.

(Dollars in millions)	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
STATEMENT OF CONDITION DATA AT QUARTER END:
Total assets	$99,967	$101,258	$100,902	$103,181	$96,586
Advances	71,442	69,485	65,545	65,270	65,857
Mortgage loans held for portfolio	6,909	6,702	6,698	6,826	6,835
Allowance for credit losses on mortgage loans	5	6	7	7	7
Investments (1)	20,641	24,735	28,418	22,364	22,642
Consolidated Obligations, net:
Discount Notes	36,880	35,390	33,225	38,210	33,542
Bonds	56,881	59,653	61,413	58,163	56,251
Total Consolidated Obligations, net	93,761	95,043	94,638	96,373	89,793
Mandatorily redeemable capital stock	110	112	115	116	121
Capital:
Capital stock - putable	4,231	4,215	4,199	4,698	4,701
Retained earnings	667	647	631	621	604
Accumulated other comprehensive loss	(7)	(9)	(8)	(9)	(10)
Total capital	4,891	4,853	4,822	5,310	5,295
STATEMENT OF INCOME DATA FOR THE QUARTER:
Net interest income	$83	$77	$77	$82	$91
Reversal for credit losses	—	(1)	—	—	(1)
Other income	4	7	4	7	4
Other expenses	18	17	17	18	16
Assessments	7	7	7	7	8
Net income	$62	$61	$57	$64	$72
FINANCIAL RATIOS:
Dividend payout ratio (2)	67.29%	73.37%	82.74%	73.94%	67.96%
Weighted average dividend rate (3)	4.00	4.00	4.00	4.00	4.25
Return on average equity	5.07	5.00	4.51	4.78	5.37
Return on average assets	0.25	0.24	0.23	0.25	0.30
Net interest margin (4)	0.33	0.30	0.31	0.33	0.38
Average equity to average assets	4.93	4.79	5.03	5.29	5.53
Regulatory capital ratio (5)	5.01	4.91	4.90	5.27	5.62
Operating expense to average assets	0.056	0.050	0.054	0.055	0.054

(1)
Investments include interest bearing deposits in banks, securities purchased under agreements to resell, Federal funds sold, trading securities, available-for-sale securities, and held-to-maturity securities.

(2)	Dividend payout ratio is dividends declared in the period as a percentage of net income.

(3)	Weighted average dividend rates are dividends paid divided by the average number of shares of capital stock eligible for dividends.

(4)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average earning assets.

(5)	Regulatory capital ratio is period-end regulatory capital (capital stock, mandatorily redeemable capital stock and retained earnings) as a percentage of period-end total assets.

Financial Condition

Mission Asset Activity
The following table summarizes our financial condition.

	Ending Balances			Average Balances
	September 30,		December 31,	Nine Months Ended September 30,		Year Ended December 31,
(In millions)	2014	2013	2013	2014	2013	2013
Total Assets	$99,967	$96,586	$103,181	$100,960	$91,412	$93,691
Mission Asset Activity:
Advances (principal)	71,325	65,649	65,093	65,965	60,319	61,327
Mortgage Purchase Program (MPP):
Mortgage loans held for portfolio (principal)	6,718	6,651	6,643	6,564	6,959	6,881
Mandatory Delivery Contracts (notional)	243	71	37	242	105	254
Total MPP	6,961	6,722	6,680	6,806	7,064	7,135
Letters of Credit (notional)	16,080	13,332	13,472	14,480	12,186	12,560
Total Mission Asset Activity	$94,366	$85,703	$85,245	$87,251	$79,569	$81,022

In the first nine months of 2014, the FHLBank fulfilled its mission by providing readily available and competitively priced wholesale funding to its member financial institutions, supporting its commitment to affordable housing, and paying stockholders a competitive dividend return on their capital investment. The vast majority of our members continued to have modest demand for new Advance borrowings due to measured economic growth and significant amounts of liquidity available to members as a result of the actions of the Federal Reserve System.

Total assets at September 30, 2014 decreased $3.2 billion (three percent) from year-end 2013. Average asset balances were $9.5 billion (10 percent) higher in the first nine months of 2014 than in the same period of 2013. The balance of Mission Asset Activity – comprising Advances, Letters of Credit, and total MPP – was $94.4 billion at September 30, 2014, an increase of $9.1 billion (11 percent) from year-end 2013. Mission Asset Activity on this date constituted 86 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts), above the 80 percent internal benchmark we have established.

The growth in Mission Asset Activity from year-end 2013 to September 30, 2014 was led by a $6.2 billion (10 percent) increase in the principal balance of Advances primarily from several larger members. There was also a moderate broad-based increase in the number of members that grew their Advance balances in the first nine months of 2014. Average Advance principal balances in the first nine months of 2014 increased $5.6 billion (nine percent) from the same period of 2013, primarily from expansion of lending to one large member. As of September 30, 2014, members funded on average 3.4 percent of their assets with Advances, and the penetration rate was relatively stable over the last year with 65-70 percent of members holding Mission Asset Activity.

The principal balance of mortgage loans held for portfolio at September 30, 2014 rose $0.1 billion (one percent) from year-end 2013. The minimal growth reflected purchase activity closely matching principal paydowns. During the first nine months of 2014, we purchased $0.9 billion of mortgage loans, while principal paydowns totaled $0.8 billion. Residual credit risk exposure in the mortgage loan portfolio continued to be moderate and manageable. The allowance for credit losses in the MPP decreased to $5 million at September 30, 2014.

Based on earnings in the first three quarters of 2014, we contributed $21 million to the Affordable Housing Program pool of funds to be awarded to members in 2015. In addition, we continued our voluntary sponsorship of two other housing programs which provide resources to pay for accessibility rehabilitation and emergency repairs for special needs and elderly homeowners and to help members aid their communities following natural disasters.

Other Assets
The balance of investments at September 30, 2014 was $20.6 billion, a decrease of $1.7 billion (eight percent) from year-end 2013.

At September 30, 2014, investments included $15.0 billion of mortgage-backed securities and $5.6 billion of other investments, which are mostly short-term instruments we hold for liquidity.

Investment balances averaged $27.9 billion in the first nine months of 2014, an increase of $4.4 billion (19 percent) from the same period in 2013. This growth occurred from both liquidity investments and mortgage-backed securities. All of our mortgage-backed securities held at September 30, 2014 were issued and guaranteed by Fannie Mae, Freddie Mac or a U.S. agency.

The balance of cash and due from banks at September 30, 2014 was $0.9 billion, a decrease of $7.7 billion (90 percent) from year-end 2013. The larger than normal balance of cash and due from banks at December 31, 2013 was a result of the $8.6 billion in deposits held at the Federal Reserve, due to narrower spreads and fewer eligible counterparties for certain types of liquidity investments.

We maintain an adequate amount of asset liquidity throughout the year under a variety of liquidity measures as discussed in the "Liquidity Risk" section of "Quantitative and Qualitative Disclosures About Risk Management."

Capital
Capital adequacy remained strong in the first nine months of 2014, exceeding all minimum regulatory capital requirements. The GAAP capital-to-assets ratio at September 30, 2014 was 4.89 percent, while the regulatory capital-to-assets ratio was 5.01 percent. Both ratios were above the regulatory required minimum of four percent. Regulatory capital includes mandatorily redeemable capital stock accounted for as a liability under GAAP.

The amounts of GAAP and regulatory capital decreased $419 million and $427 million, respectively, in the first nine months of 2014, primarily resulting from redemption and repurchase of $500 million in excess stock from members as part of our capital management strategy.

Total retained earnings were $667 million at September 30, 2014, an increase of $46 million (seven percent) from year-end 2013. Retained earnings were comprised of $520 million unrestricted and $147 million restricted. We believe the amount of retained earnings is sufficient to protect against members' impairment risk of their capital stock investment in the FHLBank and to provide opportunity to stabilize future dividends. Our Capital Plan also has safeguards to prevent financial leverage ratios from falling below regulatory minimum levels.

We regularly conduct a variety of assessments for capital adequacy as part of our risk management practices. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act rules, all FHLBanks are required to annually perform a stress test for capital adequacy. Our first test was completed and published in July 2014 based on our financial condition as of September 30, 2013 and the methodology prescribed by the Finance Agency. Capital adequacy was maintained under all established scenarios to absorb losses under both adverse and severely adverse economic conditions.

Results of Operations

The table below summarizes our results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,		Year Ended December 31,
(Dollars in millions)	2014	2013	2014	2013	2013
Net income	$62	$72	$180	$197	$261
Affordable Housing Program accrual	7	8	21	22	30
Return on average equity (ROE)	5.07%	5.37%	4.86%	5.21%	5.10%
Return on average assets	0.25	0.30	0.24	0.29	0.28
Weighted average dividend rate	4.00	4.25	4.00	4.25	4.18
Average 3-month LIBOR	0.23	0.26	0.23	0.28	0.27
Average overnight Federal funds effective rate	0.09	0.09	0.08	0.11	0.11
ROE spread to 3-month LIBOR	4.84	5.11	4.63	4.93	4.83
Dividend rate spread to 3-month LIBOR	3.77	3.99	3.77	3.97	3.91
ROE spread to Federal funds effective rate	4.98	5.28	4.78	5.10	4.99
Dividend rate spread to Federal funds effective rate	3.91	4.16	3.92	4.14	4.07

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

The lower net income and ROE in the 2014 periods compared to the same periods of 2013 resulted primarily from the following factors:

▪	a decline in mortgage asset spreads due to the run-off of higher yielding mortgages in excess of debt called and replaced at lower rates;

▪	a larger reversal in the 2013 periods for credit losses on mortgage loans held for portfolio;

▪	an increase in net amortization related to mortgage assets in the nine-month comparison period; and

▪	an increase in other expense.
Two factors increased income, offsetting much of the impact of the unfavorable factors:

▪	Advance growth; and

▪	an increase in the average balance of mortgage-backed securities.

Update on Business Outlook, Risk Factors, and Risk Exposures

Our major business strategies, outlook for our business, risk profiles, and management have not changed substantially since our 2013 Form 10-K filing. "Conditions in the Economy and Financial Markets" discusses our business outlook in the context of external influences. “Quantitative and Qualitative Disclosures About Risk Management” provides details on current risk exposures.

There is one material development in the risk factors described in the 2013 Form 10-K filing related to a heightened risk in the regulatory and legislative environment. In September 2014, the Finance Agency published a notice of proposed rulemaking that would modify membership requirements. The primary provisions of the proposed rule include the following:

▪
A new membership requirement for all members to hold, on an ongoing basis, at least one percent of their assets in first-lien mortgage loans (including mortgage-backed securities), with the option of the Finance Agency making the requirement two percent or five percent.

▪	A requirement that all insured depository members with assets over $1.1 billion must hold, on an ongoing basis, at least 10 percent of their assets in a broader range of residential mortgage loans.

▪	Narrowing the definition of eligible insurance companies by eliminating from FHLBank membership all currently-eligible captive insurance companies.

▪
Clarification of how FHLBanks should determine the "principal place of business" for membership of insurance companies and community development financial institutions. Current rules define an institution's "principal place of business" as the state in which it maintains its home office. The proposed rule would also add a requirement that an institution should conduct business operations from the home office for that state to be considered its principal place of business. The change would be applied prospectively.

The proposed rule would disallow a number of financial institutions from being members of an FHLBank who are currently eligible under the FHLBank Act established by the U.S. Congress. We are thereby concerned that the rule, if adopted in its current form, would constrain the ability of the FHLBanks to fulfill their mission of promoting housing finance through providing liquidity and funding to financial institutions engaged in housing finance activities. The comment period ends on January 12, 2015. We are working with the other FHLBanks and other stakeholders in providing responses to the proposed rule.

CONDITIONS IN THE ECONOMY AND FINANCIAL MARKETS

Effect of Economy and Financial Markets on Mission Asset Activity and Debt Issuance

Numerous external factors can affect our Mission Asset Activity and earnings including:

▪	the general state and trends of the economy and financial institutions, especially in our Fifth District;

▪	conditions in the financial, credit, mortgage, and housing markets;

▪	interest rates;

▪	competitive alternatives to our products, such as retail deposits and other sources of wholesale funding;

▪	actions of the Federal Reserve to affect liquidity reserves of financial institutions and the money supply;

▪	the willingness and ability of financial institutions to expand lending; and

▪	regulatory initiatives.

The effect on demand for our Mission Asset Activity due to changes and trends in all these factors are difficult to predict. Therefore, we cannot reliably project future trends in Advance demand for individual members or the broad membership base.

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

These trends continue to temper many members' demand for Advances. However, as the first three quarters of 2014 progressed, there was a noticeable upturn in the number of members that increased their Advance balances. We could see an acceleration of the recent broad-based growth in Advance demand if the economy continues to improve or if notable changes in Federal Reserve policy reduce other sources of liquidity available to our members.

The relative balance between loan and deposit growth provides an indication of potential member Advance demand. From June 30, 2013 to June 30, 2014 (the most recent period for which data are available), aggregate loan portfolios of Fifth District depository institutions grew $60.4 billion (5.0 percent) while their aggregate deposit balances rose $155.3 billion (7.9 percent). The data include the effect of large mergers and acquisitions only when they are available for both comparison dates. Most of the loan and deposit growth in this period occurred from our largest members, which is consistent with the concentration of financial activity among large financial institutions. Excluding the five members with over $50 billion of assets and recent acquisitions, aggregate loans increased $9.6 billion (5.1 percent) in the 12-month period while aggregate deposits grew $3.9 billion (1.7 percent).
The faster loan growth than deposit growth for members with assets below $50 billion may help to explain the moderate broad-based growth in Advance demand in 2014. We do not know if this recent trend will continue, as much of it involves overnight and short-term Advances.

Financial markets were relatively stable in the first nine months of 2014, and the FHLBank System maintained ample access to funding at relatively attractive levels.

Interest Rates

Trends in market interest rates affect members' demand for Mission Asset Activity, earnings, spreads on assets, funding costs and decisions in managing the tradeoffs in our market risk/return profile. The following table presents key market interest rates (obtained from Bloomberg L.P.).

							Nine Months Ended September 30,
	Quarter 3 2014		Quarter 2 2014		Quarter 1 2014		2014	2013	Year 2013
	Ending	Average	Ending	Average	Ending	Average	Average	Average	Ending	Average
Federal funds target	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%	0-0.25%
Federal funds effective	0.07	0.09	0.09	0.09	0.06	0.07	0.08	0.11	0.07	0.11

3-month LIBOR	0.24	0.23	0.23	0.23	0.23	0.24	0.23	0.28	0.25	0.27
2-year LIBOR	0.82	0.71	0.58	0.54	0.55	0.49	0.58	0.45	0.49	0.44
5-year LIBOR	1.93	1.83	1.70	1.73	1.80	1.69	1.75	1.24	1.79	1.32
10-year LIBOR	2.64	2.62	2.63	2.72	2.84	2.87	2.73	2.35	3.09	2.47

2-year U.S. Treasury	0.57	0.50	0.46	0.41	0.42	0.36	0.42	0.29	0.38	0.30
5-year U.S. Treasury	1.76	1.69	1.63	1.65	1.72	1.59	1.64	1.07	1.74	1.17
10-year U.S. Treasury	2.49	2.49	2.53	2.61	2.72	2.76	2.62	2.20	3.03	2.34

15-year mortgage current coupon (1)	2.39	2.34	2.24	2.35	2.52	2.51	2.40	2.11	2.68	2.21
30-year mortgage current coupon (1)	3.20	3.21	3.19	3.29	3.45	3.45	3.32	2.96	3.63	3.07

15-year mortgage note rate (2)	3.55	3.48	3.47	3.49	3.62	3.59	3.52	3.26	3.74	3.33
30-year mortgage note rate (2)	4.33	4.32	4.33	4.40	4.56	4.54	4.42	4.10	4.64	4.19

(1)	Simple average of current coupon rates of Fannie Mae and Freddie Mac par mortgage-backed security indications.

(2)	Simple weekly average of 125 national lenders' mortgage rates for prime borrowers having a 20 percent down payment as surveyed and published by Freddie Mac.

Short-term interest rates remained close to zero in the first nine months of 2014. The Federal Reserve maintained the overnight Federal funds target and effective rates between zero and 0.25 percent, with other short-term interest rates generally consistent with their historical relationships to Federal funds. The Federal Reserve has indicated that it currently plans to hold certain short-term interest rates at or near zero until at least mid-2015. This projection could change if indicators of economic growth or inflation, or its forecast thereof, changes.

Expectations for future changes in intermediate- and long-term interest rates are more difficult to form in part because the Federal Reserve has less control over these rates. In the first three quarters of 2014, intermediate-term rates (up to five years) were relatively stable, while longer-term rates declined moderately.

The low interest rate environment remained favorable for our results of operations in terms of the spread between the level of profitability (ROE) and interest rates. The rate environment has been a net benefit to our profitability over the last several years relative to interest rate levels, for several reasons:

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

ANALYSIS OF FINANCIAL CONDITION

Mission Asset Activity

We regularly monitor the dollar and percentage amount of our balance sheet that is Mission Asset Activity, which we define as Advances, Letters of Credit, and total MPP. These are the primary means by which we fulfill our mission with direct connections to members. We measure Mission Asset Activity against Consolidated Obligations because the latter reflect the major source of our franchise value as a GSE. At September 30, 2014, the principal balance of Mission Asset Activity of $94.4 billion constituted 86 percent of adjusted Consolidated Obligations (which equal Obligations plus Letters of Credit and Mandatory Delivery Contracts). The daily average percentage in the first nine months of 2014 was 80 percent. These percentage levels were above or close to the 80 percent internal benchmark we have established.

Credit Services

Credit Activity and Advance Composition
The table below shows trends in Advance balances by major programs and in the notional amount of Letters of Credit. The growth in Advances was comprised primarily of short-term repurchase based (REPO) Advances.

(Dollars in millions)	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013
	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)	Balance	Percent(1)
Adjustable/Variable Rate Indexed:
LIBOR	$49,244	69%	$48,973	71%	$49,269	75%	$49,199	75%
Other	531	1	491	1	389	1	413	1
Total	49,775	70	49,464	72	49,658	76	49,612	76
Fixed-Rate:
REPO	8,993	12	7,817	11	4,465	7	4,143	7
Regular Fixed Rate	7,004	10	6,507	9	5,903	9	5,751	9
Putable (2)	1,935	3	2,091	3	2,138	3	2,146	3
Convertible (2)	5	—	5	—	10	—	10	—
Amortizing/Mortgage Matched	2,702	4	2,627	4	2,618	4	2,593	4
Other	910	1	825	1	593	1	838	1
Total	21,549	30	19,872	28	15,727	24	15,481	24
Other Advances	1	—	—	—	—	—	—	—
Total Advances Principal	$71,325	100%	$69,336	100%	$65,385	100%	$65,093	100%

Letters of Credit (notional)	$16,080		$15,563		$13,603		$13,472

(1)	As a percentage of total Advances principal.

(2)	Excludes Putable/Convertible Advances where the related put/conversion options have expired. Such Advances are classified based on their current terms.

The majority of the increase in total Advance balances occurred from several larger members. However, as noted in the "Conditions in the Economy and Financial Markets," in the first nine months of 2014 there was a moderate broad-based growth in Advance usage with a discernible increase in the number of members with higher Advance balances.

Former members hold $1.7 billion in Advances (two percent), of which approximately $1.1 billion are scheduled to mature by the end of 2014. When these are repaid, the former members will not be able to replace them with new Advances.

Members increased their available lines in the Letters of Credit program by $2.6 billion (19 percent) in the first nine months of 2014. We generally earn fees on Letters of Credit based on the actual notional amount of the Letters utilized, which normally is less than the available lines.

Advance Usage
The following table shows the unweighted average ratio of each member's Advance balance to its most-recently available figures for total assets.

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Average Advances-to-Assets for Members
Assets less than $1.0 billion (641 members)	3.32%	3.24%	3.13%	3.27%
Assets over $1.0 billion (67 members)	3.77%	3.42%	3.17%	3.33%
All members	3.36%	3.26%	3.13%	3.28%

Overall Advance usage ratios rose modestly in the first nine months of 2014. However, the measured economic expansion, significant levels of financial institution liquidity as a result of Federal Reserve actions, and robust member deposit levels continue to limit overall member demand for our funding.

The following tables present principal balances for our top five Advance borrowers.

(Dollars in millions)
September 30, 2014			December 31, 2013
Name	Par Value of Advances	Percent of Total Par Value of Advances	Name	Par Value of Advances	Percent of Total Par Value of Advances
JPMorgan Chase Bank, N.A.	$39,550	55%	JPMorgan Chase Bank, N.A.	$41,700	64%
U.S. Bank, N.A.	7,880	11	U.S. Bank, N.A.	4,584	7
The Huntington National Bank	1,658	2	The Huntington National Bank	1,809	3
Nationwide Life Insurance Company	1,515	2	Western-Southern Life Assurance Co	1,342	2
Western-Southern Life Assurance Co	1,474	2	Protective Life Insurance Company	1,171	2
Total of Top 5	$52,077	72%	Total of Top 5	$50,606	78%

As reflected in the table on Advances-to-member assets, large members currently, as well as historically, utilize Advances to fund a similar amount of their assets as smaller members. Therefore, our Advance concentration ratios are influenced by, and generally are similar to, concentration ratios of financial activity among our Fifth District financial institutions. We believe that having large financial institutions that actively use our Mission Asset Activity augments the value of membership to all members because it improves our operating efficiency, increases our earnings and thereby contributions to housing and community investment programs, may enable us over time to obtain more favorable funding costs, and helps us maintain competitively priced Mission Asset Activity.

Mortgage Loans Held for Portfolio (Mortgage Purchase Program, or "MPP")

For the MPP we emphasize recruiting community-based members to sell us mortgage loans, increasing the number of regular sellers, and maintaining balances at a prudent level relative to capital. This strategy is guided by our principle of having a moderate amount of market and minimal amount of credit risk. The number of regular sellers remains at a high level compared to historical trends. Balances are driven primarily by activity from large sellers and a Finance Agency regulation requiring that if purchases in a calendar year exceed $2.5 billion, we must enact additional housing goals. Given the uncertainty of the housing goal requirements and possible operational and economic impacts, we continue to limit our calendar year purchases to less than $2.5 billion.

The table below shows principal paydowns and purchases of loans in the MPP for the first nine months of 2014.

(In millions)	MPP Principal
Balance at December 31, 2013	$6,643
Principal purchases	871
Principal paydowns	(796)
Balance at September 30, 2014	$6,718

The minimal increase in principal loan balance in 2014 reflected purchase activity closely matching principal paydowns. However, commitments from members to sell loans increased modestly in the first nine months of 2014. Purchases resulted from sales by 92 participating financial institutions (PFIs) during the first nine months of the year, with the number of monthly sellers averaging 58. Almost all loans acquired in the first three quarters of 2014 were conventional, with less than one percent of purchases being comprised of Federal Housing Administration (FHA) loans.

We closely track the refinancing incentives of our mortgage assets (including those in the MPP and mortgage-backed securities) because the option for homeowners to change their principal payments normally represents a large portion of our market risk exposure. MPP principal paydowns in the first nine months of 2014 equated to a 12 percent annual constant prepayment rate, down from the 21 percent rate for all of 2013, as the refinancing incentives for many of our mortgage assets declined.

The MPP's composition of balances by loan type, original final maturity, and weighted-average mortgage note rate did not change materially in the first nine months of 2014. The weighted average mortgage note rate fell from 4.53 percent at the end of 2013 to 4.42 percent at September 30, 2014. This decline reflected a continuing trend of prepayments of higher rate mortgages and purchases of lower rate mortgages. MPP yields earned during the first nine months of 2014, relative to funding costs, continued to offer favorable returns relative to their market risk exposure.

Investments

We hold investments in order to provide liquidity, enhance earnings, and help manage market risk. We hold both shorter-term investments, which we refer to as "liquidity investments" because most of them serve to augment asset liquidity, and longer-term mortgage-backed securities. The table below presents the ending and average balances of our investments.

(In millions)	Nine Months Ended		Year Ended
	September 30, 2014		December 31, 2013
	Ending Balance	Average Balance	Ending Balance	Average Balance
Liquidity investments	$5,576	$12,001	$6,303	$10,389
Mortgage-backed securities	15,065	15,825	16,061	14,320
Other investments (1)	—	101	—	161
Total investments	$20,641	$27,927	$22,364	$24,870

(1)
The average balance includes the rights or obligations to cash collateral, which are included in the fair value of derivative assets or derivative liabilities on the Statements of Condition at period end.

We continued to maintain a sufficient amount of asset liquidity. Liquidity investment levels can vary significantly based on liquidity needs, the availability of acceptable net spreads, the number of eligible counterparties that meet our unsecured credit risk criteria, and changes in the amount of Mission Assets. It is normal for liquidity investments to vary several billion dollars on a daily basis. Ending balances were noticeably lower than average balances carried during the periods. The variance at December 31, 2013 was primarily due to our preference to hold a portion of funds in deposits at the Federal Reserve over period-ends due to the lack of suitable counterparties at the time. The decrease at September 30, 2014 was primarily due to increased Advance demand that occurred towards the end of the quarter.

Our overarching strategy for mortgage-backed securities is to keep holdings as close as possible to the regulatory maximum of three times regulatory capital, subject to the availability of securities that we believe provide acceptable risk/return tradeoffs. The balance of mortgage-backed securities at September 30, 2014 represented a 3.01 multiple of regulatory capital, which exceeded the maximum leverage limit of 3.00 due to our repurchase of excess capital stock that occurred in the first quarter of 2014. Per regulation, we suspended the purchase of new mortgage-backed securities until the leverage ratio falls below three multiples of regulatory capital. We purchased no mortgage-backed securities in the second and third quarters.

At September 30, 2014, the mortgage-backed securities composition consisted of $13.0 billion of securities issued by Fannie Mae or Freddie Mac (of which $1.6 billion were floating-rate securities), $1.1 billion of floating-rate securities issued by the National Credit Union Administration (NCUA), and $1.0 billion of securities issued by Ginnie Mae. We held no private-label mortgage-backed securities.
The table below shows principal purchases and paydowns of our mortgage-backed securities for the first nine months of 2014.

(In millions)	Mortgage-backed Securities Principal
Balance at December 31, 2013	$16,087
Principal purchases	567
Principal paydowns	(1,559)
Balance at September 30, 2014	$15,095

Principal paydowns in the first nine months of 2014 equated to a 12 percent annual constant prepayment rate, down from the 17 percent rate in all of 2013.

Consolidated Obligations

The table below presents the ending and average balances of our participations in Consolidated Obligations.

	Nine Months Ended		Year Ended
(In millions)	September 30, 2014		December 31, 2013
	Ending Balance	Average Balance	Ending Balance	Average Balance
Discount Notes:
Par	$36,882	$35,498	$38,217	$34,581
Discount	(2)	(4)	(7)	(7)
Total Discount Notes	36,880	35,494	38,210	34,574
Bonds:
Unswapped fixed-rate	25,881	25,291	24,222	23,037
Unswapped adjustable-rate	26,410	30,252	28,650	24,319
Swapped fixed-rate	4,490	3,300	5,155	4,628
Total par Bonds	56,781	58,843	58,027	51,984
Other items (1)	100	120	136	125
Total Bonds	56,881	58,963	58,163	52,109
Total Consolidated Obligations (2)	$93,761	$94,457	$96,373	$86,683

(1)	Includes unamortized premiums/discounts, fair value option valuation adjustments, hedging and other basis adjustments.

(2)
The 12 FHLBanks have joint and several liability for the par amount of all of the Consolidated Obligations issued on their behalves. The par amount of the outstanding Consolidated Obligations of all 12 FHLBanks was (in millions) $816,950 and $766,837 at September 30, 2014 and December 31, 2013, respectively.

The composition of Consolidated Obligations remained relatively stable in the first nine months of 2014 compared to 2013. The composition of Consolidated Obligations can vary with balance sheet needs as well as the market and funding environment.

Deposits

Members' deposits with us are normally a relatively minor source of low-cost funding. Total interest bearing deposits at September 30, 2014 were $0.8 billion, a decrease of 15 percent from year-end 2013. The average balance of total interest bearing deposits in the first nine months of 2014 was $0.8 billion, a decrease of 25 percent from the average balance during the same period of 2013.

Derivatives Hedging Activity and Liquidity

Our use of and accounting for derivatives is discussed in the "Effect of the Use of Derivatives on Net Interest Income" section in "Results of Operations." Liquidity is discussed in the "Liquidity Risk" section in “Quantitative and Qualitative Disclosures About Risk Management.” We did not change our strategy of using derivatives solely to manage market risk exposure in the first nine months of 2014.

Capital Resources

The following tables present capital amounts and capital-to-assets ratios, on both a GAAP and regulatory basis.

(In millions)	Nine Months Ended		Year Ended
	September 30, 2014		December 31, 2013
	Period End	Average	Period End	Average
GAAP and Regulatory Capital
GAAP Capital Stock	$4,231	$4,311	$4,698	$4,534
Mandatorily Redeemable Capital Stock	110	116	116	139
Regulatory Capital Stock	4,341	4,427	4,814	4,673
Retained Earnings	667	657	621	598
Regulatory Capital	$5,008	$5,084	$5,435	$5,271

	Nine Months Ended		Year Ended
	September 30, 2014		December 31, 2013
	Period End	Average	Period End	Average
GAAP and Regulatory Capital-to-Assets Ratio
GAAP	4.89%	4.91%	5.15%	5.47%
Regulatory	5.01	5.04	5.27	5.63

In the first nine months of 2014, the amount of capital decreased principally due to a $500 million redemption and repurchase of excess capital stock in February. Both GAAP and regulatory capital-to-assets ratios remained above the regulatory required minimum of four percent. We consider the regulatory ratio to be a better representation of financial leverage than the GAAP ratio because although the GAAP ratio treats mandatorily redeemable capital stock as a liability, it protects investors in our debt in the same way that GAAP capital stock and retained earnings do.

The amount of excess capital stock, as defined by our capital plan, was $488 million at September 30, 2014, a decrease of $741 million from year-end 2013, which was primarily due to the stock repurchase noted above and, secondarily, growth in Advances.

At September 30, 2014, the total amount of retained earnings were comprised of $520 million unrestricted (an increase of $10 million from year-end 2013) and $147 million restricted (an increase of $36 million), which are not permitted to be distributed as dividends. We believe that the amount of retained earnings is sufficient to protect against impairment risk of capital stock and to provide the opportunity to stabilize dividends. Further discussion is in the "Capital Adequacy" section of "Quantitative and Qualitative Disclosures About Risk Management."

Membership and Stockholders

In the first nine months of 2014, we lost 19 members, ending the quarter at 708. The 19 lost members included 16 that merged with other Fifth District members, two that merged out of the District, and one that failed and was taken into Federal Deposit Insurance Corporation receivership. The impact on our earnings and Mission Asset Activity from the members lost was negligible. We continue to recruit the remaining institutions eligible for membership in order to maintain and expand our customer base.

RESULTS OF OPERATIONS

Components of Earnings and Return on Equity

The following table is a summary income statement for the three and nine months ended September 30, 2014 and 2013. Each ROE percentage is computed by dividing income or expense for the category by the average amount of stockholders' equity for the period. Factors determining the level of, and changes in, net income and ROE are explained in the remainder of this section.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014		2013		2014		2013
	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)	Amount	ROE (1)
Net interest income	$83	6.75%	$91	6.80%	$237	6.39%	$245	6.49%
Reversal for credit losses	—	—	(1)	(0.07)	(1)	(0.02)	(8)	(0.20)
Net interest income after reversal for credit losses	83	6.75	92	6.87	238	6.41	253	6.69
Net gains on derivatives and hedging activities	—	0.01	1	0.11	2	0.07	4	0.11
Other non-interest income	4	0.30	3	0.20	12	0.31	9	0.24
Total non-interest income	4	0.31	4	0.31	14	0.38	13	0.35
Total revenue	87	7.06	96	7.18	252	6.79	266	7.04
Total other expense	18	1.42	16	1.21	51	1.38	47	1.24
Assessments	7	0.57	8	0.60	21	0.55	22	0.59
Net income	$62	5.07%	$72	5.37%	$180	4.86%	$197	5.21%

(1)	The ROE amounts have been computed using dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) in this table may produce nominally different results.

Net income and ROE declined modestly in both the three- and nine-month comparison periods. However, profitability remained competitive as ROE continued to exceed benchmarks relative to short-term interest rates. Detail on the individual factors contributing to the decrease in profitability is outlined in the sections below.

Net Interest Income

Components of Net Interest Income
The following table shows the major components of net interest income. Reasons for the variance in net interest income between the periods are discussed below.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2014		2013		2014		2013
	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets	Amount	Pct of Earning Assets
Components of net interest rate spread:
Net (amortization)/accretion (1) (2)	$1	—%	$1	0.01%	$(4)	—%	$—	—%
Prepayment fees on Advances, net (2)	—	—	—	—	2	—	1	—
Other components of net interest rate spread	74	0.30	81	0.33	214	0.28	216	0.32
Total net interest rate spread	75	0.30	82	0.34	212	0.28	217	0.32
Earnings from funding assets with interest-free capital	8	0.03	9	0.04	25	0.03	28	0.04
Total net interest income/net interest margin (3)	$83	0.33%	$91	0.38%	$237	0.31%	$245	0.36%

(1)	Includes (amortization)/accretion of premiums/discounts on mortgage assets and Consolidated Obligations and deferred transaction costs (concession fees) for Consolidated Obligations.

(2)	These components of net interest rate spread have been segregated here to display their relative impact.

(3)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

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

While net amortization has been large and volatile in several periods over the last four years, it was modest in the first nine months of 2014 and 2013. Net amortization was higher in the first nine months of 2014 due primarily to the lower than normal amortization in the first nine months of 2013, which resulted from a decline in actual and projected prepayment speeds from higher mortgage rates. Net amortization in the three-month comparison period did not change significantly.

Prepayment Fees on Advances. Fees for members' early repayment of certain Advances are designed to make us economically indifferent to whether members hold Advances to maturity or repay them before maturity. Although Advance prepayment fees can be, and in the past have been significant, they were small in the three and nine months ended September 30, 2014 and 2013, reflecting a low amount of member prepayments of Advances.

Other Components of Net Interest Rate Spread. Excluding net amortization and prepayment fees, the total other components of net interest rate spread decreased $7 million and $2 million in the three- and nine-months comparison periods, respectively. The following factors, discussed below in estimated approximate order of impact from largest to smallest, accounted for the changes in net interest rate spread due to other components.

Nine-Months Comparison

▪	Advance growth-Favorable: The growth in average Advance balances and new capital stock purchased to support the growth improved net interest income by an estimated $20 million.

▪
Asset-liability management-Unfavorable: Management strategies and actions, along with changes in the market rate environment, related to reducing our market risk exposure lowered earnings on a net basis for the following reasons:

1)
Net interest income decreased $24 million due to a decline in mortgage asset spreads resulting from the run-off of higher yielding mortgages and management actions to reduce market risk exposure by extending debt maturities.

2)
We carried a higher amount of short-term debt funding fixed-rate mortgages in the first nine months of 2014 compared to the same period of 2013, which increased net interest income by an estimated $9 million.

3)	Actions to manage risks associated with funding LIBOR assets and a slight decrease in spreads between LIBOR assets and Discount Notes lowered net interest income by an estimated $11 million.

▪
Higher balances on mortgage-backed securities-Favorable: The average balance of the mortgage-backed security portfolio increased $1.9 billion compared to the first nine months of 2013, which increased net interest income by an estimated $8 million.

▪	Lower balances on MPP loans-Unfavorable: The average balance of MPP loans declined $0.4 billion, which reduced net interest income by an estimated $3 million.

Three-Months Comparison
For the three-months comparison, the same factors generally affected the other components of net interest rate spread as in the nine-months comparison and in approximately the same relative magnitude with the exception of the following factors:

▪	the amount of short-term debt funding mortgage assets decreased in the three-month comparison, lowering third quarter income by an estimated $4 million; and

▪	mortgage-backed security balances were relatively constant in the three-month comparison.

Earnings From Capital. The earnings from funding assets with interest-free capital declined $1 million and $3 million in the three- and nine-months comparison periods, respectively.

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

(Dollars in millions)	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$66,290	$79	0.47%	$63,966	$79	0.49%
Mortgage loans held for portfolio (2)	6,793	63	3.67	6,926	66	3.77
Federal funds sold and securities purchased under resale agreements	8,407	1	0.07	7,796	1	0.07
Interest-bearing deposits in banks (3) (4) (5)	2,192	1	0.15	1,694	1	0.13
Mortgage-backed securities	15,385	84	2.16	15,291	84	2.17
Other investments	26	—	0.09	27	—	0.10
Loans to other FHLBanks	1	—	—	3	—	—
Total earning assets	99,094	228	0.91	95,703	231	0.96
Less: allowance for credit losses on mortgage loans	5			9
Other assets	135			167
Total assets	$99,224			$95,861
Liabilities and Capital:
Term deposits	$80	—	0.20	$130	—	0.16
Other interest bearing deposits (5)	711	—	0.01	888	—	0.01
Short-term borrowings	35,638	6	0.07	34,342	9	0.10
Unswapped fixed-rate Bonds	25,385	128	2.00	22,585	119	2.08
Unswapped adjustable-rate Bonds	28,165	8	0.11	28,450	10	0.14
Swapped Bonds	3,680	2	0.21	3,408	1	0.13
Mandatorily redeemable capital stock	112	1	4.00	123	1	4.26
Other borrowings	—	—	—	—	—	—
Total interest-bearing liabilities	93,771	145	0.61	89,926	140	0.62
Non-interest bearing deposits	—			19
Other liabilities	566			619
Total capital	4,887			5,297
Total liabilities and capital	$99,224			$95,861

Net interest rate spread			0.30%			0.34%
Net interest income and net interest margin (6)		$83	0.33%		$91	0.38%
Average interest-earning assets to interest-bearing liabilities			105.68%			106.42%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

(6)	Net interest margin is net interest income before (reversal)/provision for credit losses as a percentage of average total interest earning assets.

(Dollars in millions)	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest	Average Rate (1)	Average Balance	Interest	Average Rate (1)
Assets:
Advances	$66,124	$234	0.47%	$60,579	$229	0.51%
Mortgage loans held for portfolio (2)	6,744	181	3.58	7,143	207	3.87
Federal funds sold and securities purchased under resale agreements	9,630	4	0.06	8,467	6	0.10
Interest-bearing deposits in banks (3) (4) (5)	2,432	3	0.14	1,162	1	0.14
Mortgage-backed securities	15,825	261	2.21	13,884	228	2.20
Other investments	40	—	0.08	26	—	0.12
Loans to other FHLBanks	1	—	—	4	—	0.13
Total earning assets	100,796	683	0.91	91,265	671	0.98
Less: allowance for credit losses on mortgage loans	6			13
Other assets	170			160
Total assets	$100,960			$91,412
Liabilities and Capital:
Term deposits	$85	—	0.19	$126	—	0.17
Other interest bearing deposits (5)	758	—	0.01	992	—	0.01
Short-term borrowings	35,494	21	0.08	34,650	29	0.11
Unswapped fixed-rate Bonds	25,385	391	2.06	22,858	362	2.12
Unswapped adjustable-rate Bonds	30,252	25	0.11	22,419	26	0.16
Swapped Bonds	3,326	5	0.20	4,480	5	0.13
Mandatorily redeemable capital stock	116	4	4.00	146	4	4.01
Other borrowings	—	—	—	5	—	0.12
Total interest-bearing liabilities	95,416	446	0.63	85,676	426	0.66
Non-interest bearing deposits	5			19
Other liabilities	579			661
Total capital	4,960			5,056
Total liabilities and capital	$100,960			$91,412

Net interest rate spread			0.28%			0.32%
Net interest income and net interest margin (6)		$237	0.31%		$245	0.36%
Average interest-earning assets to interest-bearing liabilities			105.64%			106.52%

(1)	Amounts used to calculate average rates are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

(2)	Non-accrual loans are included in average balances used to determine average rate.

(3)	Includes certificates of deposit and bank notes that are classified as available-for-sale securities.

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

The net interest spread and net interest margin decreased due to an increase in Advances balances and, secondarily, to the net effect of the unfavorable earnings factors discussed in the previous section. Although the Advance growth resulted in an overall benefit to net interest income because of a larger asset base, the growth lowered the spread and margin because Advances tend to have narrower spreads to funding costs compared to mortgage assets.

For both comparison periods, the decline in the average rate on total earning assets and total interest-bearing liabilities resulted from the continued low rate environment and an increase in the balance sheet composition of instruments that tend to carry lower rates relative to the total balance sheet due to the Advance growth. The low rate environment particularly resulted in a decline in the average rate of long-term assets (such as certain Advances and mortgage loans held for portfolio) and long-term liabilities (unswapped fixed-rate Bonds). This is because a substantial portion of the principal paid down on these assets and liabilities, which had higher rates, were replaced with new assets and liabilities at lower rates.

Yields on short-term assets (Federal funds sold and securities sold under resale agreements) and liabilities (short-term borrowings and unswapped adjustable-rate Bonds) decreased slightly in the first nine months of 2014 compared to the same period of 2013 due to elevated short-term yields in the first nine months of 2013 that were the result of the continued effects of the Federal Reserve quantitative easing program. The yield on the swapped Bond portfolio increased in the nine months comparison as the spreads between Bonds and LIBOR swaps decreased.

Volume/Rate Analysis
Changes in both average balances (volume) and interest rates influence changes in net interest income. The following table summarizes these changes and trends in interest income and interest expense.

(In millions)	Three Months Ended September 30, 2014 over 2013			Nine Months Ended September 30, 2014 over 2013
	Volume (1)(3)	Rate (2)(3)	Total	Volume (1)(3)	Rate (2)(3)	Total
Increase (decrease) in interest income
Advances	$3	$(3)	$—	$20	$(15)	$5
Mortgage loans held for portfolio	(1)	(2)	(3)	(11)	(15)	(26)
Federal funds sold and securities purchased under resale agreements	—	—	—	—	(2)	(2)
Interest-bearing deposits in banks	—	—	—	2	—	2
Mortgage-backed securities	—	—	—	32	1	33
Other investments	—	—	—	—	—	—
Loans to other FHLBanks	—	—	—	—	—	—
Total	2	(5)	(3)	43	(31)	12
Increase (decrease) in interest expense
Term deposits	—	—	—	—	—	—
Other interest-bearing deposits	—	—	—	—	—	—
Short-term borrowings	—	(3)	(3)	1	(9)	(8)
Unswapped fixed-rate Bonds	14	(5)	9	39	(10)	29
Unswapped adjustable-rate Bonds	—	(2)	(2)	7	(8)	(1)
Swapped Bonds	—	1	1	(2)	2	—
Mandatorily redeemable capital stock	—	—	—	—	—	—
Other borrowings	—	—	—	—	—	—
Total	14	(9)	5	45	(25)	20
Increase (decrease) in net interest income	$(12)	$4	$(8)	$(2)	$(6)	$(8)

(1)	Volume changes are calculated as the change in volume multiplied by the prior year rate.

(2)	Rate changes are calculated as the change in rate multiplied by the prior year average balance.

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

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Advances:
Amortization/accretion of hedging activities in net interest income	$(1)	$(1)	$(3)	$(3)
Net interest settlements included in net interest income	(23)	(26)	(69)	(81)
Mortgage loans:
Amortization of derivative fair value adjustments in net interest income	(1)	—	(2)	(2)
Consolidated Obligation Bonds:
Net interest settlements included in net interest income	5	6	14	22
Decrease to net interest income	$(20)	$(21)	$(60)	$(64)

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

Provision for Credit Losses

In the first nine months of 2013, we recorded a $7.5 million reversal for estimated incurred credit losses in the MPP driven by sharp increases in home prices combined with improved delinquency trends during that period. In the first nine months of 2014, delinquency trends continued to decrease while home prices remained relatively steady, resulting in a $0.9 million reversal for estimated incurred credit losses. Further information is in the "Credit Risk - MPP" section in "Quantitative and Qualitative Disclosures About Risk Management" and Note 9 of the Notes to Unaudited Financial Statements.

Non-Interest Income and Non-Interest Expense

The following table presents non-interest income and non-interest expense for each of the three and nine months ended September 30, 2014 and 2013.

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other Non-Interest Income
Net gains on derivatives and hedging activities	$—	$1	$2	$4
Other non-interest income, net	4	3	12	9
Total other non-interest income	$4	$4	$14	$13
Other Expense
Compensation and benefits	$10	$9	$27	$25
Other operating expense	4	4	13	13
Finance Agency	2	1	5	3
Office of Finance	1	1	4	3
Other	1	1	2	3
Total other expense	$18	$16	$51	$47
Average total assets	$99,224	$95,861	$100,960	$91,412
Average regulatory capital	5,006	5,431	5,084	5,212
Total other expense to average total assets (1)	0.07%	0.07%	0.07%	0.07%
Total other expense to average regulatory capital (1)	1.38	1.18	1.35	1.20

(1)	Amounts used to calculate percentages are based on dollars in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Other non-interest income increased in the first nine months of 2014 compared to the same period of 2013 primarily from an increase in Standby Letters of Credit fees.

Other expenses rose in the 2014 periods, which reflected increases in compensation and benefits and increases in Finance Agency fees.

Effect of Derivatives and Hedging Activities

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net gains on derivatives and hedging activities
Advances:
Gains on fair value hedges	$1	$2	$1	$7
(Losses) gains on derivatives not receiving hedge accounting	—	(1)	—	5
Mortgage loans:
Losses on derivatives not receiving hedge accounting	—	(1)	—	(10)
Consolidated Obligation Bonds:
Gains on fair value hedges	—	—	—	1
(Losses) gains on derivatives not receiving hedge accounting	(1)	1	1	1
Total net gains on derivatives and hedging activities	—	1	2	4
Net (losses) gains on financial instruments held at fair value (1)	—	(1)	1	—
Total net effect of derivatives and hedging activities	$—	$—	$3	$4

(1)	Includes only those gains or losses on financial instruments held at fair value that have an economic derivative "assigned."

The amounts of income volatility in overall derivatives and hedging activities were modest compared to the notional principal amounts, well within the range of normal historical fluctuation, and consistent with the close hedging relationships of our derivative transactions.

Affordable Housing Program Assessments

In the first nine months of 2014, assessments totaled $21 million and lowered ROE by 0.55 percentage points. In the first nine months of 2013, assessments totaled $22 million and lowered ROE by 0.59 percentage points.

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

(Dollars in millions)	Traditional Member Finance	MPP	Total
Three Months Ended September 30, 2014
Net interest income after reversal for credit losses	$58	$25	$83
Net income	$42	$20	$62
Average assets	$92,410	$6,814	$99,224
Assumed average capital allocation	$4,552	$335	$4,887
Return on average assets (1)	0.18%	1.18%	0.25%
Return on average equity (1)	3.68%	23.96%	5.07%
Three Months Ended September 30, 2013
Net interest income after reversal for credit losses	$65	$27	$92
Net income	$51	$21	$72
Average assets	$88,917	$6,944	$95,861
Assumed average capital allocation	$4,913	$384	$5,297
Return on average assets (1)	0.23%	1.17%	0.30%
Return on average equity (1)	4.13%	21.15%	5.37%

(Dollars in millions)	Traditional Member Finance	MPP	Total
Nine Months Ended September 30, 2014
Net interest income after reversal for credit losses	$174	$64	$238
Net income	$129	$51	$180
Average assets	$94,196	$6,764	$100,960
Assumed average capital allocation	$4,628	$332	$4,960
Return on Average Assets (1)	0.18%	1.01%	0.24%
Return on Average Equity (1)	3.73%	20.64%	4.86%
Nine Months Ended September 30, 2013
Net interest income after reversal for credit losses	$170	$83	$253
Net income	$137	$60	$197
Average assets	$84,254	$7,158	$91,412
Assumed average capital allocation	$4,660	$396	$5,056
Return on Average Assets (1)	0.22%	1.13%	0.29%
Return on Average Equity (1)	3.92%	20.40%	5.21%

(1)	Amounts used to calculate returns are based on numbers in thousands. Accordingly, recalculations based upon the disclosed amounts (millions) may not produce the same results.

Traditional Member Finance Segment
The increase in net interest income in the nine-month comparison period was due primarily to Advance growth, an increase in mortgage-backed securities leverage, and a decrease in net amortization expense. Net income and ROE decreased as these factors were more than offset by a decrease in unrealized net gains on derivatives and hedging activities and an increase in operating expenses.

MPP Segment
The MPP continued to earn a substantial level of profitability compared with market interest rates, with a moderate amount of market risk and credit risk. In the first nine months of 2014, the MPP averaged seven percent of total average assets while accounting for 28 percent of earnings.

Net interest income decreased in both comparison periods as a result of lower reversals of MPP credit losses, management actions to extend debt maturities, the run-off of higher yielding MPP loans, and lower average MPP balances. The decrease in net interest income in the nine-month comparison period was also due to higher net amortization expense. Net income decreased by smaller amounts because the factors above were partially offset by lower losses on derivatives and hedging activities in the three and nine months of 2014 compared to the same periods of 2013.

Net amortization of MPP assets was $8 million higher in the first nine months of 2014 due to a low amount of amortization in the same period of 2013 as a result of increases in mortgage rates.

ROE increased modestly in both comparison periods due to a lower amount of capital allocated as a result of the Advance growth and our repurchase of capital stock in February.

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

Market Value of Equity

(Dollars in millions)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date
Market Value of Equity	$4,767	$4,917	$4,956	$4,871	$4,748	$4,606	$4,465
% Change from Flat Case	(2.1)%	0.9%	1.7%	—	(2.5)%	(5.5)%	(8.3)%
2013 Full Year
Market Value of Equity	$5,288	$5,319	$5,268	$5,127	$4,962	$4,788	$4,620
% Change from Flat Case	3.1%	3.7%	2.8%	—	(3.2)%	(6.6)%	(9.9)%
Month-End Results
September 30, 2014
Market Value of Equity	$4,785	$4,944	$4,977	$4,907	$4,773	$4,601	$4,426
% Change from Flat Case	(2.5)%	0.8%	1.4%	—	(2.7)%	(6.2)%	(9.8)%
December 31, 2013
Market Value of Equity	$5,205	$5,271	$5,187	$5,044	$4,925	$4,814	$4,711
% Change from Flat Case	3.2%	4.5%	2.8%	—	(2.4)%	(4.6)%	(6.6)%

Duration of Equity

(In years)	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date	(3.7)	(1.8)	1.3	2.2	3.0	3.2	3.2
2013 Full Year	0.1	1.2	2.9	3.4	3.5	3.7	3.6
Month-End Results
September 30, 2014	(3.4)	(1.6)	1.0	2.2	3.4	3.9	4.0
December 31, 2013	(2.3)	1.0	2.9	2.5	2.4	2.3	2.1

During the first nine months of 2014, as in 2013, consistent with our historical practice, we positioned market risk exposure to higher interest rates at a moderate level, which is consistent with our risk appetite. Exposure to lower rates continued to benefit from slower mortgage prepayment speeds (given the level of rates and composition of mortgage assets) over the last several years, than the speeds that would be expected under a more normal housing environment.

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

Market Capitalization Ratio
The following table presents the market capitalization ratios for the interest rate environments for which we have policy limits.

	September 30, 2014	December 31, 2013
Market Value of Equity to Par Value of Regulatory Capital Stock - Base Case (Flat Rates) Scenario	113%	105%
Market Value of Equity to Par Value of Regulatory Capital Stock - Down Shock of 200 bps	115	108
Market Value of Capital to Par Value of Regulatory Capital Stock - Up Shock of 200 bps	106	100

In the first nine months of 2014, the market capitalization ratios in the scenarios presented continued to be above minimum policy limits. The ratios increased in 2014 due to the combined effect of several factors, which included the repurchase of excess stock, modest declines in long-term market rates, modestly higher market prices on mortgage assets relative to funding, and enhancements made to the methodology used to price some mortgage assets and Consolidated Bonds. The ratios remain at favorable levels because retained earnings are currently 15 percent of regulatory capital stock and we have maintained market risk exposure at moderate levels.

Market Risk Exposure of the Mortgage Assets Portfolio
The mortgage assets portfolio normally accounts for almost all of our market risk exposure because of prepayment volatility that we cannot completely hedge while maintaining positive net spreads. Sensitivities of the market value of equity allocated to the mortgage assets portfolio under interest rate shocks (in basis points) are shown below. At September 30, 2014, the mortgage assets portfolio had an assumed par-value equity (capital) allocation of $1.1 billion based on the entire balance sheet's regulatory capital-to-assets ratio. Average results are compiled using data for each month-end. The market value sensitivities are one measure we use to analyze the portfolio's estimated market risk exposure.

% Change in Market Value of Equity-Mortgage Assets Portfolio

	Down 300	Down 200	Down 100	Flat Rates	Up 100	Up 200	Up 300
Average Results
2014 Year-to-Date	(17.6)%	(1.7)%	4.6%	—	(10.1)%	(22.2)%	(34.4)%
2013 Full Year	6.3%	10.6%	8.9%	—	(14.0)%	(29.0)%	(43.7)%
Month-End Results
September 30, 2014	(19.0)%	(2.4)%	3.4%	—	(10.4)%	(24.3)%	(38.9)%
December 31, 2013	7.7%	16.3%	11.3%	—	(12.6)%	(24.6)%	(36.1)%

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

The measured risk exposure of our mortgage assets portfolio was stable in the first nine months of 2014 relative to 2013.

Capital Adequacy

Capital Leverage
Prudent risk management dictates that we maintain effective financial leverage to minimize risk to our capital stock while preserving profitability and that we hold an adequate amount of retained earnings. Pursuant to these objectives, Finance Agency Regulations stipulate that we must comply with three limits on capital leverage and risk-based capital. We have always complied with each capital requirement. The regulatory capital ratio averaged 5.04 percent in the first nine months of 2014 and at September 30, 2014 was 5.01 percent. The latter metric means that, given the amount of regulatory capital, total assets could increase by approximately $25 billion with no new stock purchases before the capital-to-assets ratio would fall to four percent. This amount of growth in assets is unlikely to occur and, if it did, our Capital Plan would require us to obtain additional amounts of capital well before the four percent policy limit on capitalization would be reached.

See the “Capital Resources” section of “Analysis of Financial Condition” and Note 14 of the Notes to Unaudited Financial Statements for more information on our capital adequacy.

Retained Earnings
Our Board-approved Retained Earnings and Dividend Policy sets forth a range for the amount of retained earnings we believe is needed to mitigate impairment risk and facilitate dividend stability in light of the risks we face. The current minimum retained earnings requirement is $450 million, based on mitigating quantifiable risks under very stressed business and market scenarios to at least a 99 percent confidence level. Given the regulatory environment, we have been carrying a greater amount of retained earnings ($667 million at September 30, 2014) than required by the Policy. We will continue to bolster capital adequacy over time by allocating a portion of earnings to a separate restricted retained earnings account in accordance with the FHLBank System's Capital Agreement.

Credit Risk

Overview
We assume a significant amount of inherent credit risk exposure in our business. We believe we continue to have a minimal overall amount of residual credit risk exposure related to our Credit Services, purchases of investments, and transactions in derivatives and a moderate amount of legacy credit risk exposure related to the MPP. We believe policies and practices related to credit underwriting, Advance collateral management, and transactions with investment and derivative counterparties continue to fully mitigate credit risk, and as such we have no loan loss reserves or impairment recorded for these instruments.

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

Collateral. We require each member to provide us a security interest in eligible collateral before it can undertake any secured borrowing. At September 30, 2014, our policy of over-collateralization resulted in total collateral pledged of $245.1 billion to serve members' total borrowing capacity of $202.2 billion. The estimated value of pledged collateral is discounted in order to offset market, credit, and liquidity risks that may affect the collateral's realizable value in the event it must be liquidated. Over-collateralization by one member is not applied to another member.

The table below shows the total pledged collateral (unadjusted for Collateralized Maintenance Requirements).

	September 30, 2014		December 31, 2013
(Dollars in billions)		Percent of Total		Percent of Total
	Collateral Amount	Pledged Collateral	Collateral Amount	Pledged Collateral
Single-family loans	$135.6	55%	$125.0	56%
Multi-family loans	37.3	15	33.2	15
Commercial real estate	30.8	13	26.5	12
Home equity loans/lines of credit	22.0	9	20.4	9
Bond securities	18.8	8	17.0	8
Farm real estate	0.6	(a)	0.6	(a)
Total	$245.1	100%	$222.7	100%

(a)	Less than one percent of total pledged collateral.

At September 30, 2014, 64 percent of collateral was related to residential mortgage lending in single-family loans and home equity loans/lines of credit. The collateral composition remained relatively constant compared to the end of 2013.

Borrowing Capacity/Lendable Value. We determine borrowing capacity against pledged collateral by establishing minimum levels of over-collateralization ("Collateralized Maintenance Requirements" or "CMRs"). CMRs are determined by statistical analysis and certain management assumptions applied to the estimated value of pledged collateral. All securities collateral and loan collateral pledged by certain members is subject to an ongoing market valuation process. CMRs vary based on the financial strength of the member institution, the issuer of bond collateral or the quality of securitized assets, the marketability of the pledged assets, the payment performance of pledged loan collateral, and the quality of loan collateral as reflected in the manner in which it was underwritten and is administered. CMRs result in a lendable value, or borrowing capacity, that is less than the amount of pledged collateral

The table below indicates the range of lendable values remaining after the application of CMRs for each major collateral type pledged at September 30, 2014.

Lending Values Applied to Collateral
Blanket Status:
Prime 1-4 family loans	67-87%
Multi-family loans	53-77%
Prime home equity loans/lines of credit	57-77%
Commercial real estate loans	61-80%
Farm real estate loans	65-83%
Listing Status/Physical Delivery:
Cash/U.S. Government/U.S. Treasury/U.S. agency securities	79-100%
U.S. agency mortgage-backed securities/collateralized mortgage obligations	79-98%
Private-label residential mortgage-backed securities	43-87%
Private-label commercial mortgage-backed securities	33-86%
Municipal securities	25-93%
Small Business Administration certificates	88-93%
1-4 family loans	67-94%
Multi-family loans	57-87%
Home equity loans/lines of credit	63-87%
Commercial real estate loans	65-91%
Farm real estate loans	67-91%

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

Collateralization of Former Members. Underwriting criteria, including the forms of collateral that may be pledged, are generally the same for members and former members. One exception is that former members with outstanding Advances must either deliver sufficient collateral into our custody to cover their Advances (regardless of whether they would qualify for Blanket or Listing status as a member) or have their Advances covered by a subordination or other acceptable form of intercreditor agreement from/by another FHLBank to continue our credit risk exposure to former members. On September 30, 2014, we had $1.7 billion of Advances outstanding to former members. This amount continued to be overcollateralized through a combination of subordination or other intercreditor security agreements with other FHLBanks and marketable securities and loan collateral held in our custody.

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

(Dollars in billions)
September 30, 2014			December 31, 2013
	Borrowers			Borrowers
		Collateral-Based			Collateral-Based
Credit		Borrowing	Credit		Borrowing
Rating	Number	Capacity	Rating	Number	Capacity
1-3	526	$126.7	1-3	505	$108.4
4	118	71.2	4	125	58.7
5	42	3.7	5	59	4.0
6	18	0.3	6	26	0.9
7	15	0.3	7	22	0.4
Total	719	$202.2	Total	737	$172.4

A “4” rating is our assessment of the lowest level of satisfactory performance. At September 30, 2014, 75 borrowers (10 percent of the total) had credit ratings of "5" through "7," a net decrease of 32 from the end of 2013. These members had $4.3 billion of borrowing capacity at September 30, 2014. There was a net decrease of seven members who had a "4" credit rating and a net increase of 21 member with credit ratings of "1," "2," or "3." We believe these trends indicate a general stabilization and improvement in the overall financial condition of our members during the recovery cycle for the overall economy and housing market.

Member Failures, Closures, and Receiverships. There was one member failure in 2014 through the date of this filing. All Advance exposure to this member was fully collateralized by assets held in our custody at the time of failure. This member had $6 million of Advances outstanding, all of which were repaid. We had no other outstanding exposure to this member.

MPP
Overview. We believe that the residual amount of credit risk exposure to loans in the MPP is modest and on a downward trend, based on the same factors described in the 2013 Form 10-K. Charge-offs totaled $1.3 million in the first nine months of 2014 and $14.3 million program-to-date through September 30, 2014 in relation to $6.1 billion of unpaid principal balance on conventional loans at September 30, 2014. In addition to the low program-to-date charge-offs, our financial analysis suggests that future credit losses will not harm capital adequacy and will not significantly affect profitability except under the most extreme and unlikely credit conditions.

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

	Based on Estimated Origination Value			Based On Estimated Current Value
Loan-to-Value	September 30, 2014	December 31, 2013	Loan-to-Value	September 30, 2014	December 31, 2013
<= 60%	17%	19%	<= 60%	37%	33%
> 60% to 70%	17	17	> 60% to 70%	27	26
> 70% to 80%	54	53	> 70% to 80%	24	25
> 80% to 90%	7	7	> 80% to 90%	9	11
> 90%	5	4	> 90% to 100%	2	3
			> 100%	1	2
Weighted Average	72%	71%	Weighted Average	63%	65%

We believe that the levels of loan-to-value ratios and overall positive trends in the last several years are consistent with an acceptable credit quality of the portfolio. The positive trends reflect the sustained recovery and improvement in the overall housing market. At September 30, 2014, we estimated that 12 percent of loans have current loan-to-value ratios above 80 percent, down from 16 percent at the end of 2013.

Based on the available data, we believe we have little exposure to loans in the MPP considered to have characteristics of “subprime” or “alternative/nontraditional” loans. Further, we do not knowingly purchase any loan that violates the terms of our Anti-Predatory Lending Policy.

Lender Risk Account. Conventional mortgage loans are supported against credit losses by various combinations of primary mortgage insurance (PMI), supplemental mortgage insurance (SMI) (for loans purchased before February 2011), and the Lender Risk Account. The Lender Risk Account is a holdback of a portion of the initial purchase price. Starting after five years from the loan purchase date, we may return the holdback to PFIs if they manage credit risk to pre-defined acceptable levels of exposure on the loan pools they sell to us. The Lender Risk Account is funded by the FHLBank from a portion of the purchase proceeds to cover expected credit losses for a specific pool of loans. As a result, some pools of loans may have sufficient credit enhancements to recapture all losses while other pools of loans may not have enough credit enhancements to recapture all losses.

The amount of loss claims against the Lender Risk Account in the first nine months of 2014 was approximately $2 million. The Account had balances of $125 million and $115 million at September 30, 2014 and December 31, 2013, respectively. For more information, see Note 9 of the Notes to Unaudited Financial Statements.

Credit Performance. The table below provides an analysis of conventional loans delinquent or in foreclosure, along with the national average serious delinquency rate.

	Conventional Loan Delinquencies
(Dollars in millions)	September 30, 2014	December 31, 2013
Early stage delinquencies - unpaid principal balance (1)	$58	$59
Serious delinquencies - unpaid principal balance (2)	46	58
Early stage delinquency rate (3)	1.0%	1.0%
Serious delinquency rate (4)	0.7	1.0
National average serious delinquency rate (5)	2.5	2.9

(1)	Includes conventional loans 30 to 89 days delinquent and not in foreclosure.

(2)	Includes conventional loans that are 90 days or more past due or where the decision of foreclosure or a similar alternative such as pursuit of deed-in-lieu has been reported.

(3)	Early stage delinquencies expressed as a percentage of the total conventional loan portfolio.

(4)	Serious delinquencies expressed as a percentage of the total conventional loan portfolio.

(5)
National average number of fixed-rate prime conventional loans that are 90 days or more past due or in the process of foreclosure is based on the most recent national delinquency data available. The September 30, 2014 rate is based on June 30, 2014 data.

The MPP has experienced a relatively small amount of delinquencies and foreclosures, with rates continuing to be well below national averages. We consider a high risk loan as having a current loan-to-value ratio above 100 percent. At September 30, 2014, high risk loans had experienced a moderate amount of serious delinquencies (i.e., delinquencies that are 90 days or more past due or in the process of foreclosure). For example, of the $54 million of conventional principal balances with current estimated loan-to-values above 100 percent, $4 million (seven percent) were seriously delinquent. We believe these data further support our view that the overall portfolio is comprised of high quality loans.

Credit Losses. The following table shows the effects of credit enhancements on the determination of the allowance for credit losses at the noted periods.

(In millions)	September 30, 2014	December 31, 2013
Estimated incurred credit losses, before credit enhancements	$(23)	$(31)
Estimated amounts deemed recoverable by:
Primary mortgage insurance	2	3
Supplemental mortgage insurance	13	17
Lender Risk Account	3	4
Allowance for credit losses, after credit enhancements	$(5)	$(7)

The data presented above are aggregated information on the health of the overall portfolio. Credit risk exposure depends on the actual and potential credit performance of the loans in each pool compared to the pool's equity (on individual loans) and credit enhancements, including PMI (for individual loans), the Lender Risk Account, and SMI.

The allowance for credit losses at September 30, 2014 decreased $2 million compared to the end of 2013 as problem loans continued to liquidate, new delinquency trends continued to decrease and housing prices, which affect both delinquency rates and loss severities, remained relatively stable.

In addition to the allowance for credit losses recorded, we regularly analyze potential ranges of additional lifetime credit risk exposure for the loans in the MPP. Even under adverse scenarios for either home prices or unemployment rates, we expect that further credit losses would not significantly decrease our overall annual profitability or dividends payable to members. For example, assuming a 20 percent decline in all home prices over the next two years, we estimate that our lifetime credit losses, net of the effect of credit enhancements, could increase by approximately $13 million, which would decrease annual ROE by approximately only 0.04 percentage points over the next five years (most of the losses are estimated to occur in the next five years).

Credit Risk Exposure to Insurance Providers.
PMI
Some of our conventional loans carry PMI as a credit enhancement feature. Based on the guidelines of the MPP, we have assessed that we do not have any credit risk exposure to the PMI providers.

SMI
Another credit enhancement feature on some conventional loans is SMI purchased from Genworth and Mortgage Guaranty Insurance Corporation (MGIC). Beginning February 1, 2011, we discontinued use of SMI as a credit enhancement for new loan purchases; instead, we now augment credit enhancements with a greater amount of the purchase proceeds added to the Lender Risk Account. At September 30, 2014, we had $2.0 billion of conventional loans purchased prior to February 2011 with outstanding SMI coverage through Genworth and MGIC that are paying down over time. Based on our most-recent analysis we estimate that $0.4 million of payments are not probable at September 30, 2014. The estimation of SMI exposure, similar to overall trends of our loan losses, has declined in the last year.

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

(In millions)	September 30, 2014
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$1,150	$1,455	$2,605
Certificates of deposit	—	945	1,200	2,145
Total unsecured liquidity investments	—	2,095	2,655	4,750
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	800	—	800
Government-sponsored enterprises (1)	—	26	—	26
Total guaranteed/secured liquidity investments	—	826	—	826
Total liquidity investments	$—	$2,921	$2,655	$5,576

	December 31, 2013
	Long-Term Rating
	AAA	AA	A	Total
Unsecured Liquidity Investments
Federal funds sold	$—	$760	$980	$1,740
Certificates of deposit	—	1,800	385	2,185
Total unsecured liquidity investments	—	2,560	1,365	3,925
Guaranteed/Secured Liquidity Investments
Securities purchased under agreements to resell	—	2,350	—	2,350
Government-sponsored enterprises (1)	—	28	—	28
Total guaranteed/secured liquidity investments	—	2,378	—	2,378
Total liquidity investments	$—	$4,938	$1,365	$6,303

(1)
Consists of securities that are issued and effectively guaranteed by Fannie Mae and/or Freddie Mac, which have the support of the U.S. government, although they are not obligations of the U.S. government.

At September 30, 2014 and December 31, 2013, as well as many business days between these two dates, we purchased a portion of our total liquidity investments from counterparties for which the investments are secured with collateral (secured resale agreements). We believe these investments present little or no credit risk exposure to us.

The following table presents credit ratings of our unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	September 30, 2014
		Counterparty Rating (1)
Domicile of Counterparty	Sovereign Rating (1)	AA	A	Total
Domestic	AA+	$535	$600	$1,135
U.S. branches and agency offices of foreign commercial banks:
Canada	AAA	410	1,245	1,655
Netherlands	AAA	700	—	700
United Kingdom	AA+	—	450	450
Australia	AAA	450	—	450
Switzerland	AAA	—	360	360
Total U.S. branches and agency offices of foreign commercial banks		1,560	2,055	3,615
Total unsecured investment credit exposure		$2,095	$2,655	$4,750

(1)	Represents the lowest long-term credit rating provided by Standard & Poor's, Moody's, and/or Fitch Advisory Services.

The following table presents the remaining contractual maturity of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks.

(In millions)	September 30, 2014
Domicile of Counterparty	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Total
Domestic	$105	$300	$730	$—	$1,135
U.S. branches and agency offices of foreign commercial banks:
Canada	900	250	505	—	1,655
Netherlands	700	—	—	—	700
United Kingdom	450	—	—	—	450
Australia	450	—	—	—	450
Switzerland	—	—	360	—	360
Total U.S. branches and agency offices of foreign commercial banks	2,500	250	865	—	3,615
Total unsecured investment credit exposure	$2,605	$550	$1,595	$—	$4,750

At September 30, 2014, all of the $4.8 billion of unsecured liquidity exposure was to counterparties with holding companies domiciled in countries receiving either AAA or AA long-term sovereign ratings. Furthermore, we restrict a significant portion of unsecured lending to overnight maturities, which further limits risk exposure to these counterparties. By Finance Agency Regulation, all counterparties exposed to non-U.S. countries are required to be domestic U.S. branches of foreign counterparties. We also limit exposure to counterparties and countries that could have significant direct or indirect exposure to European sovereign debt.

Mortgage-Backed Securities.

GSE Mortgage-Backed Securities
Most of our mortgage-backed securities are residential GSE securities issued by Fannie Mae and Freddie Mac, which provide credit safeguards by guaranteeing either timely or ultimate payments of principal and interest. We believe that the conservatorships of Fannie Mae and Freddie Mac lower the chance that they would not be able to fulfill their credit guarantees and that the securities issued by these two GSEs are effectively government guaranteed. In addition, based on the data available to us and on our purchase practices, we believe that most of the mortgage loans backing our GSE mortgage-backed securities are of high quality with acceptable credit performance.

Mortgage-Backed Securities Issued by Other Government Agencies
We also invest in mortgage-backed securities issued and guaranteed by Ginnie Mae and mortgage-backed securities issued and guaranteed by the NCUA. These investments totaled $2.1 billion at September 30, 2014. The majority of the Ginnie Mae securities are fixed rate. The NCUA securities have floating rate coupons tied to one-month LIBOR with interest rate caps ranging from seven to eight percent. We believe that the strength of the issuers' guarantees and backing by the full faith and credit of the U.S. government is sufficient to protect us against credit losses on these securities.

Private Label Mortgage-Backed Securities
The FHLBank held no private-label mortgage-backed securities at September 30, 2014.

Derivatives
Credit Risk Exposure. We mitigate most of the credit risk exposure resulting from interest rate swap transactions through collateralization. The table below presents the derivative positions to which the FHLBank had credit risk exposure at September 30, 2014.

(In millions)
Credit Rating (1)	Total Notional	Gross Credit Exposure	Cash Collateral Pledged To (From) Counterparty	Net Credit Exposure to Counterparties
Non-member counterparties:
Asset positions with credit exposure:
Bilateral derivatives:
AA	$170	$—	$—	$—
A	13	—	—	—
Liability positions with credit exposure:
Cleared derivatives (2)	2,813	—	2	2
Total derivative positions with credit exposure to non-member counterparties	2,996	—	2	2
Member institutions (3)	223	1	—	1
Total	$3,219	$1	$2	$3

(1)	Each category includes the related plus (+) and minus (-) ratings (i.e., “A” includes “A+” and “A-” ratings).

(2)	Represents derivative transactions cleared with Clearinghouses, which are not rated.

(3)	Represents Mandatory Delivery Contracts.

Based on both the gross and net exposures, we had a minimal amount of residual credit risk exposure throughout the first nine months of 2014, totaling $3 million. Gross exposure would likely increase if interest rates rise and could increase if the composition of our derivatives change. However, contractual collateral provisions in these derivatives limit our exposure to acceptable levels.

The following table presents counterparties that provided 10 percent or more of the total notional amount of bilateral interest rate swap derivatives outstanding.

(In millions)
September 30, 2014				December 31, 2013
Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure	Counterparty	Credit Rating Category	Notional Principal	Net Unsecured Exposure
JPMorgan Chase Bank, N.A.	A	$1,476	$—	Morgan Stanley Capital Services	BBB	$3,421	$—
Wells Fargo Bank, N.A.	AA	1,152	—	Deutsche Bank AG	A	1,458	—
Deutsche Bank AG	A	604	—	Royal Bank of Scotland PLC	A	1,142	—

Although we cannot predict if we will realize credit risk losses from any of our derivatives counterparties, we believe that all of them will be able to continue making timely interest payments and, more generally, to continue to satisfy the terms and conditions of their derivative contracts with us. As of September 30, 2014, we had $1.5 billion of notional principal of interest rate swaps outstanding to one member, JPMorgan Chase Bank, N.A. (JPMorgan), which also had outstanding credit services with us totaling $39.6 billion. Due to the amount of market value collateralization, we had no outstanding credit exposure to this counterparty related to interest rate swaps outstanding.

Lehman Brothers Derivatives. See Note 19 of the Notes to Unaudited Financial Statements for information on derivatives we had with Lehman Brothers at the time of their bankruptcy in September 2008.

Exposure to Member Concentration

We regularly assess concentration risks from business activity. The large increase over the last two years in Advance borrowings from one member, JPMorgan, raised borrower concentration ratios. We believe that the current concentration of Advance activity is within our risk management philosophy, and the impact of borrower concentration on market risk, credit risk, and operational risk, after considering mitigating controls, is minimal.

Liquidity Risk

Liquidity Overview
Our principal long-term source of funding and liquidity is from access to the capital markets through participation in the issuance of cost-effective FHLBank System debt securities (Consolidated Obligations) and through execution of derivative transactions. We also raise liquidity via our liquidity investment portfolio and the ability to sell certain investments without significant accounting consequences. As shown on the Statements of Cash Flows, in the first nine months of 2014, our participations in the System's debt issuances totaled $208.0 billion for Discount Notes and $35.6 billion for Bonds. The System's favorable debt ratings, the implicit U.S. government backing of our debt, and our effective funding management were, and continue to be, instrumental in ensuring satisfactory access to the capital markets.

Our liquidity position remained strong during the first nine months of 2014 and our overall ability to fund our operations through debt issuances at acceptable interest costs remained sufficient. Although we can make no assurances, we expect this to continue to be the case, and we believe the possibility of a liquidity or funding crisis in the FHLBank System that would impair the FHLBank's ability to participate in issuances of new debt, service outstanding debt, maintain adequate capitalization, or pay competitive dividends is remote.

We must meet both operational and contingency liquidity requirements. We satisfied the operational liquidity requirement both by meeting a contingency liquidity requirement discussed below and because we were able to adequately access the capital markets to issue debt. In addition, Finance Agency guidance requires us to target at least 5 to 15 consecutive days of positive liquidity based on specific assumptions under two scenarios. We target holding at least three extra days of positive liquidity under each scenario. The amount of overnight liquidity per the Finance Agency guidance and our internal operational liquidity measures was in the range of $5 billion to $12 billion during the first nine months of 2014.

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

(In millions)	September 30, 2014	December 31, 2013
Contingency Liquidity Requirement
Total Contingency Liquidity Reserves (1)	$27,024	$30,699
Total Requirement (2)	(17,198)	(11,752)
Excess Contingency Liquidity Available	$9,826	$18,947

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

(In millions)	September 30, 2014	December 31, 2013
Deposit Reserve Requirement
Total Eligible Deposit Reserves	$72,878	$73,531
Total Member Deposits	(766)	(898)
Excess Deposit Reserves	$72,112	$72,633

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2014. The allocations according to the expiration terms and payment due dates of these obligations were not materially different from those at the end of 2013. Changes reflected normal business variations. We believe that, as in the past, we will continue to have sufficient liquidity, including from access to the debt markets to issue Consolidated Obligations, to satisfy these obligations timely.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Contractual Obligations
Long-term debt (Bonds) - par (1)	$27,749	$13,048	$7,100	$8,884	$56,781
Operating leases (include premises and equipment)	1	2	1	6	10
Mandatorily redeemable capital stock	108	—	2	—	110
Commitments to fund mortgage loans	243	—	—	—	243
Pension and other postretirement benefit obligations	3	5	4	16	28
Total Contractual Obligations	$28,104	$13,055	$7,107	$8,906	$57,172

(1)
Does not include Discount Notes and contractual interest payments related to Bonds. Total is based on contractual maturities; the actual timing of payments could be affected by factors affecting redemptions.

Off-Balance Sheet Arrangements
The following table summarizes our off-balance sheet items at September 30, 2014. The allocations according to the expiration terms and payment due dates of these items were not materially different from those at the end of 2013, and changes reflected normal business variations.

(In millions)	< 1 year	1<3 years	3<5 years	> 5 years	Total
Off-balance sheet items (1)
Commitments to fund additional Advances	$3	$—	$—	$—	$3
Standby Letters of Credit	15,492	513	22	53	16,080
Standby bond purchase agreements	49	152	—	—	201
Consolidated Obligations traded, not yet settled	2,000	50	50	135	2,235
Total off-balance sheet items	$17,544	$715	$72	$188	$18,519

(1)	Represents notional amount of off-balance sheet obligations.

Operational Risk

There were no material developments regarding our operational risk exposure during the first nine months of 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by this Item is set forth under the caption “Quantitative and Qualitative Disclosures About Risk Management” in Part I, Item 2, of this filing.

Item 4.	Controls and Procedures.

DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2014, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, these two officers each concluded that, as of September 30, 2014, the FHLBank maintained effective disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files under the Exchange Act is (1) accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of September 30, 2014, the FHLBank's management, including its principal executive officer and principal financial officer, evaluated the FHLBank's internal control over financial reporting. Based upon that evaluation, these two officers each concluded that there were no changes in the FHLBank's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the FHLBank's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors.

The "Executive Overview" of Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" provides information related to a new development in the FHLBank's risk factor related to the regulatory and legislative environment. For a discussion of the FHLBank's remaining risk factors, see Part I, Item 1A. "Risk Factors" in the FHLBank's 2013 Form 10-K.

Item 6.	Exhibits.

(a)	Exhibits.

See Index of Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 7th day of November 2014.

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